Form 10-K405
period 1996-12-31
STEEL DYNAMICS INC
filed 1997-03-31
CIK 1022671

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the fiscal year ended December 31, 1996
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission File Number 0-21719

                              Steel Dynamics, Inc.
             (Exact name of registrant as specified in its charter)

                  Indiana                                35-1929476
       (State or other jurisdiction of                 (I.R.S. employer
       incorporation or organization)                  Identification No.)


        4500 County Road 59,  Butler, IN                     46721
   (Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code: (219) 868-8000


           Securities registered pursuant to Section 12(b) of the Act:


  Title of each class                Name of each exchange on which registered
  -------------------                -----------------------------------------
        None                                            None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                   Yes |X|     No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 28, 1997 as reported on the Nasdaq National Market, was approximately, $956,958,020.

As of February 28, 1997, Registrant had outstanding 47,847,901 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Item 10, Item 11 and Item 12 of Part III will be set forth in, and incorporated by reference from, the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 1997, (the "1996 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1996.

                              STEEL DYNAMICS, INC.

                                Table of Contents



Part I
                                                                                                                Page
                                                                                                                ----
         Item 1.   Business...............................................................................         1
         Item 2.   Properties.............................................................................         7
         Item 3.   Legal Proceedings......................................................................         7
         Item 4.   Submission of Matters to a Vote of Security Holders    ................................         8




Part II
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................         8
         Item 6.   Selected Financial Data................................................................         9
         Item 7.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............................................        10
         Item 8.   Consolidated Financial Statements......................................................        15
         Item 9.   Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosures...........................................        29



Part III
         Item 10.  Directors and Executive Officers of the Registrant.....................................        29
         Item 11.  Executive Compensation.................................................................        29
         Item 12.  Security Ownership of Certain Beneficial Owners
                           and Management.................................................................        29
         Item 13.  Certain Relationships and Related Transactions.........................................        29


Part IV
         Item 14.  Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K............................................................        33

                                     PART I


ITEM 1.  BUSINESS

(a)  General

Steel Dynamics, Inc. (the "Company" or "SDI") is a corporation organized in 1993 under the laws of the State of Indiana. Steel Dynamics' principal executive offices are located at 4500 County Road 59, Butler, Indiana 46721.

The Company owns and operates a new, state-of-the-art flat-rolled steel mini-mill, which commenced commercial operations in January 1996. The Company was founded in September 1993 by Keith E. Busse, Mark D. Millett and Richard P. Teets, Jr. These individuals pioneered the development of thin-slab/flat-rolled compact strip production ("CSP") technology and directed the construction and operation of the world's first thin-slab/flat-rolled mini-mill. Steel Dynamics' goal is to become the low cost producer of a broad range of flat-rolled steel products, including hot-rolled, cold-rolled and galvanized sheet, and to serve more markets than any other flat-rolled mini-mill. In addition, the Company intends to participate in the development and use of new technologies to produce a broad range of steel products. Steel Dynamics commenced construction of the mini-mill in October 1994 and commissioned it in December 1995. Actual production of commercial grade steel commenced on January 2, 1996.

Pursuant to the Company's plan to develop downstream processing facilities to produce further value-added steel products, Steel Dynamics is currently constructing a cold mill (the "Cold Mill Project"), contiguous to the mini-mill, with a 1.0 million ton (2,000 pounds) annual capacity which is scheduled for completion during the second half of 1997. Steel Dynamics also plans to add a second melting furnace, a second caster and tunnel furnace, and an additional coiler to expand its annual production capacity of hot-rolled steel from 1.4 million tons to approximately 2.4 million tons (the "Caster Project"). The construction of this addition will commence in 1997. In addition, through its wholly-owned subsidiary, Iron Dynamics, Inc. ("IDI"), the Company intends to construct a 520,000 metric tonne (2,204.6 pounds) annual capacity plant for the manufacture of direct reduced iron ("DRI"). The Company expects this project to be completed in 1998. The DRI, after further processing into 430,000 tonnes of liquid pig iron, will be used in SDI's mini-mill as a steel scrap substitute. IDI is an Indiana corporation.

(b) Industry Segments.

Steel Dynamics operates in the production and sale of hot-rolled and cold rolled steel coils.

(c) Description of Business.

Industry Overview

The steel industry has historically been and continues to be highly cyclical in nature, influenced by a combination of factors including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and tariffs. The industry has also been affected by other company-specific factors such as failure to adapt to technological change, plant inefficiency, and high labor costs. The Company is particularly sensitive to trends in the automotive, oil and gas, gas transmission, construction, commercial equipment, rail transportation, agriculture and durable goods industries, because these industries are significant markets for the Company's products and are highly cyclical. Steel, regardless of product type, is a commodity affected by supply and demand, and prices have been volatile and have fluctuated in reaction to general and industry specific economic conditions. Under such conditions, a steel company must be a low cost, efficient producer and a quality manufacturer.

There are generally two kinds of primary steel producers, "integrated" and "mini-mill." Steel manufacturing by an "integrated" producer involves a series of distinct but related processes, often separated in time and in plant geography. This process generally involves ironmaking followed by steelmaking, followed by billet or slab making, followed by reheating and further rolling into steel plate or bar, or flat-rolling into sheet steel or coil. These processes may, in turn, be followed by various finishing processes (including cold-rolling) or various coating processes (including galvanizing). With integrated producer steelmaking, coal is converted to coke in a coke oven, then combined in a blast furnace with iron ore (or pellets) and limestone to produce pig iron, and then combined with scrap in a "basic oxygen" or other furnace to produce raw or liquid steel. Once produced, the liquid steel is metallurgically refined and then either poured as ingots for later reheating and processing or transported to a continuous caster for casting into a billet or slab, which is then further shaped or rolled into its final form. Typically, though not always, and whether by design or as a result of downsizing or re-configuration, many of these processes take place in separate and remote facilities.

In contrast, a mini-mill employs an electric arc furnace ("EAF") to directly melt scrap steel or steel scrap substitute, thus entirely eliminating the energy-intensive blast furnace. A mini-mill incorporates the melt shop, ladle metallurgical station, casting, and rolling into a unified continuous flow. The melting process begins with the charging of a furnace vessel with scrap steel, carbon, and lime, following which the vessel's top is swung into place and electrodes lowered into the scrap through holes in the top of the furnace. Electricity is then applied to melt the scrap. The liquid steel is then checked for chemistry and the necessary metallurgical adjustments are made while the steel is still in the melting furnace or, if the plant has a separate staging area for that process (as the Company does), the material is transported by a ladle to an area, commonly known as a ladle metallurgy station. From there, the liquid steel is transported by ladle to a turret at the continuous caster, wherein it is then transferred into a tundish, a kind of reservoir, which controls the flow of the liquid steel into a water-cooled copper-lined mold (collectively, the "caster") from which it exits as an externally solid billet or slab. After a billet is cast, it is then cut to length and either shipped as billets or stored until needed for further rolling or processing (which would involve reheating) or it may be sent directly into the rolling process, after which it may then be cut to length, straightened, or stacked and bundled. In the case of thin-slab casting, however, the slabs proceed directly into a tunnel furnace, which maintains and equalizes the slab's temperature and then, after descaling, into the first stand of the rolling mill operation. In this rolling process, the steel is progressively reduced in thickness. In the case of sheet steel, it is wound into coil and may be sold either directly to end users or to intermediate steel processors or service centers, where it may be pickled, cold-rolled, annealed, tempered, or galvanized.

As a group, mini-mills are generally characterized by lower costs of production and higher productivity than the integrated steelmakers. This is due, in part, to the mini-mills' lower capital costs and to their lower operating costs resulting from their streamlined melting process and smaller, more efficient plant layouts. Moreover, mini-mills have tended to employ a management culture that emphasizes worker empowerment and flexible, incentive-oriented non-union labor practices. The smaller plant size of the mini-mill operation also permits greater flexibility in locating the facility to optimize access to scrap supply, attractive energy costs, infrastructure and markets. Furthermore, the mini-mill's more efficient plant size and layout, which incorporates the melt shop, metallurgical station, casting and rolling in a unified continuous flow under the same roof, have reduced or eliminated costly re-handling and re-heating of partially finished product. Mini-mills, moreover, have tended to be more willing to adapt to newer, more innovative and aggressive management styles, featuring decentralized decision-making. They have also adapted more quickly to the use of newer, more cost effective and efficient machinery and equipment, translating technological advances in the industry into more efficient production more quickly than the integrated mills.

The Company's Products and Applications

The Company's current array of hot-rolled products includes a variety of high quality mild and medium carbon and high strength low alloy hot-rolled bands in 40" to 62" widths and in thicknesses from .500" down to .040" (1 mm). These products are suitable for mechanical and structural tubing, gas and fluid transmission piping, metal building systems, parts and components for automobiles, trucks, trailers, and recreational vehicles, rail cars, ships, barges, and other marine equipment, agricultural equipment and farm implements, lawn, garden, and recreational equipment, industrial machinery and shipping containers.

The Company's customers currently consist of intermediate steel processors, steel service centers and end users including manufacturers of cold-rolled strip, oil and gas transmission pipe, and mechanical and structural tubing. Of Steel Dynamics' total net sales since the Company commenced operations, 71% were to steel processors or service centers. These steel processors and service centers typically act as intermediaries between primary steel producers, such as SDI, and the various end user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. After the completion of the Cold Mill Project, the Company expects to provide additional value-added cold-rolling and coating services. The Company expects, however, that its intermediate steel processor and service center customers will remain an integral part of its future customer base and plans to continue to sell its hot bands and other products to these customers after the Cold Mill Project is complete.

Upon completion of the Cold Mill Project (expected to occur during the second half of 1997), the Company expects to produce a full range of hot-rolled, hot-rolled coated, cold-rolled and cold-rolled coated products. At that time, the Company expects to devote a substantial portion of its hot bands to the production of higher value added products, including galvanized coatings, as well as thinner gauge cold-rolled, down to .015". This increased product breadth should also allow the Company to broaden its direct customer base, so that many of the products required by end user consumers could be purchased directly from the Company, instead of through an intermediate processor or steel service center. The Company believes that upon completion of the Cold Mill Project it will be able to access a substantial portion of the current U.S. shipped flat-rolled market.

New Product Status

The Cold Mill Project

The Cold Mill Project is under construction adjacent to and south of the existing hot mill. Design work and equipment specification for the Cold Mill Project began in November 1995. Site preparation work began in July 1996, and foundation work began in August 1996. Subject to any unforeseen future events, construction is scheduled to be completed by the second half of 1997 at a budgeted cost of approximately $200.0 million.

The IDI Project

The IDI Project consists of the design, construction, and operation of a facility for the manufacture of DRI for use by Steel Dynamics (or, when desired, for resale to others) as a steel scrap substitute. The Company has studied and considered many alternative methods of securing a low cost source of steel scrap substitute material. Some of these methods are in limited commercial use while others have not been tested commercially, either for their ability to successfully yield useable substitute iron units or, even if technologically successful, their ability to do so at a cost that makes its use as a scrap substitute commercially feasible. The existing commercial processes differ by the type of raw feedstock they employ and the type of reductant that is used to "reduce" the feedstock to useable or semi-finished iron units. The Company currently intends to use the IDI Process, which uses low cost iron ore fines that are ultimately reduced to DRI in a rotary hearth furnace using coal as the reductant. The resulting DRI will be converted into liquid pig iron, intended to yield a final iron content of 96% (with little sulphur and gangue).

New Project Status

The Caster Project

The Caster Project, which the Company believes will enable it to increase its annual production capacity of hot-rolled steel from 1.4 million tons to approximately 2.4 million tons, primarily involves the design and construction of an additional hybrid electric arc furnace, a second thin-slab caster, a second tunnel furnace, a second coiler and minor modifications to the meltshop building. The equipment that is being considered as a part of the Caster Project is similar in design and use to the equipment that constitutes the existing mini-mill facility. The total cost of the Caster Project is estimated to be approximately $85.0 million. Subject to any unforeseen events, the Company expects this project to be completed in 1998. All significant components of this project have been ordered.

The necessary foundations and infrastructure to house and support the second caster were pre-planned into the existing plant at the time of its design and construction. The Company believes that these additional tons will allow it to maximize its rolling and finishing capacity that its Cold Mill Project is expected to provide beginning in the second half of 1997.

Sources and Availability of Raw Materials

The Company's principal raw material is scrap metal derived from, among other sources, junked automobiles, industrial scrap, railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market conditions beyond the control of the Company, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly and may vary significantly in the future. In addition, the Company's operations require substantial amounts of other raw materials, including various types of pig iron, alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions. The Company may not be able to adjust its product prices, especially in the short-term, to recover the costs of increases in scrap and other raw material prices. The Company's future profitability may be adversely affected to the extent it is unable to pass on higher raw material and energy costs to its customers.

Steel scrap is the single most important raw material used in the Company's steelmaking process, representing approximately 45% to 50% of the direct cost of a ton of finished steel. All steel scrap, however, is not the same. As it relates to final product quality, EAF flat-rolled producers, such as the Company, can only tolerate a maximum .2% level of "residuals" (i.e. non-ferrous metallic contamination such as copper, nickel, tin, chromium, and molybdenum, which, once having been dissolved into steel cannot be refined out). In order for the scrap melt to provide this level of quality under present circumstances (without the anticipated availability of future scrap substitute products), the mill must use approximately 60% of "low residual" steel scrap or an equivalent material. Such low residual scrap generally takes the form of No. 1 Dealer Bundles, No. 1 Factory Bundles, busheling, and clips. Many variables impact scrap prices, the most critical of which is U.S. steel production. Generally, as steel demand increases, so does scrap demand (and resulting prices).

The Company uses various grades of higher residual (and thus less expensive) scrap in its melt mix, which it blends with its low residual scrap to keep within final tolerances. To the extent that the Company will be able to introduce the relatively pure pig iron that it expects to obtain from IDI's DRI (commencing in 1998) and from Qualitech Steel Corporation's ("Qualitech") iron carbide production facility, Steel Dynamics believes that it will be able to use greater amounts of lower-priced higher residual scrap in its melt and still remain within acceptable limits with the use of these scrap substitutes.

The Company believes that the demand for low residual steel scrap will rise more rapidly than the supply in the coming years. This belief has prompted the Company, as a means of maintaining a low metallics cost, to seek and secure both a strong and dependable source through which to purchase steel scrap of all grades, including low residual scrap, and a reliable source for lower cost steel scrap substitute resources. The Company has accomplished this through a long-term scrap purchase agreement with OmniSource Corporation ("OmniSource"), and, in addition to its own IDI Project, through a long-term purchase contract for iron carbide with Qualitech.

Steel Scrap

The Company has entered into a six-year Agreement To Provide Scrap Purchasing Services And Certain Priority Purchase Rights with OmniSource, an affiliate of Heavy Metal, L.C., a stockholder of the Company. Pursuant to this agreement, OmniSource has agreed to act as the Company's exclusive scrap purchasing agent and to use its best efforts to locate and secure for the Company's mini-mill such scrap supplies as the Company may from time-to-time wish to purchase, at the lowest then available market prices for material of like grade, quantity and delivery dates. The cost to the Company of OmniSource-owned scrap is the price at which OmniSource, in bona fide market transactions, can actually sell material of like grade, quality and quantity. With respect to general market scrap, the cost to the Company is the price at which OmniSource can actually purchase that scrap in the market (without mark-up or any other additional cost). For its services, OmniSource receives a commission per gross ton of scrap received by Steel Dynamics at its mini-mill. All final decisions regarding scrap purchases belong to the Company, and SDI maintains the sole right to determine its periodic scrap needs, including the extent to which it may employ steel scrap substitutes in lieu of or in addition to steel scrap. No commission is payable to OmniSource for scrap substitutes purchased or manufactured by the Company.

During 1996, the Company purchased 1,069,000 tons of steel scrap from OmniSource, and expects to purchase an average of 100,000 to 120,000 tons of steel scrap per month once full production is reached in 1997. Thereafter, although SDI expects that its total output in tons of flat-rolled steel coil will increase from 1.4 million to approximately 2.4 million after the completion of the Cold Mill and Caster Projects, the Company expects that its receipt of substantial quantities of steel scrap substitute material, both iron carbide from Qualitech and DRI from the IDI Project, will mitigate its continued dependency on low residual steel scrap. Steel Dynamics believes that its scrap purchasing relationship with OmniSource, an affiliate of one of the Company's stockholders, provides the Company with excellent access to available steel scrap within its primary scrap generation area.

Steel Scrap Substitutes

In June 1996, the Company entered into an Iron Carbide Off-Take Agreement (the "Iron Carbide Agreement") with Qualitech, in whose parent SDI is a 4% stockholder. The Iron Carbide Agreement is for five years, running from the time that Qualitech begins commercial production of iron carbide, and is subject to renewal. Qualitech is building a 660,000 tonne annual capacity iron carbide facility in Corpus Christi, Texas, of which 300,000 tonnes annually is expected to be sold to Steel Dynamics at a formula purchase price based on various components of Qualitech's costs of production, which the Company believes is favorable, and with a ceiling price which SDI believes will be favorable relative to the price of steel scrap. The Company will also purchase iron carbide from Qualitech during Qualitech's ramp-up commencing as early as 1998, although the amount of iron carbide that SDI can anticipate receiving during that period is unknown. In addition to the Iron Carbide Agreement, the Company has formed IDI, which is designing and will construct a 520,000 tonne capacity rotary hearth-based DRI production facility.

Energy Resources

Electricity

The plant has an electric service contract with American Electric Power ("AEP") that extends through 2005. The contract designates a portion of the Company's load as "firm," which is billed under the applicable AEP retail tariff. All of the rest of the Company's load is designated as "interruptible service," which allows customers the option of accepting varying levels of risk of power interruption as a trade-off for discounted energy prices. With interruptible service, the Company is subject to risk of interruption at any time in the operation of the AEP System, as a result of an AEP annual peak demand, or even when AEP can receive a higher market price from an alternate buyer. Under such circumstances, the Company has the option of matching the spot market price of the alternate buyer in order to avoid interruption.

Gas

The Company uses approximately 3,200 decatherms (equivalent to 1 million BTUs or 1000 cubic feet) of natural gas per day. The Company holds a "Primary Firm" delivery contract on the Panhandle Eastern Pipeline that extends through May 2000. The Company also has an interruptible delivery contract with NIPSCO/NIFL/Crossroads ("LDC") that extends through December 2000.

The Company maintains a liquid propane tank farm on site with sufficient reserves to sustain operations for approximately two weeks in the event of an interruption in the natural gas supply.

Oxygen

Steel Dynamics uses oxygen, as well as nitrogen and argon for production purposes, which it purchases from Air Products and Chemicals, Inc. ("Air Products"), which built a plant on land adjacent to the Butler, Indiana mill site. Air Products uses its plant not only to supply the Company, but also to provide oxygen and other gasses to other industrial customers. As a result, SDI has been able to effect very favorable oxygen and other gas purchase prices on the basis of Air Products' volume production.

Patents and Trademarks

The Company filed an application with the U.S. Patent and Trademark Office to register the mark "SDI" and an accompanying design of a steel coil. The mark was published on September 3, 1996, in the Official Gazette and not opposed within 30 days. A notice of allowance was issued. The registration certificate will be issued upon submission of an appropriate specimen of the trademark.

Key Customers

The Company's largest customers, Heidtman Steel Products, Inc. ("Heidtman") and Preussag Stahl AG ("Preussag") are also related parties. They accounted, in the aggregate, for approximately 48% of Steel Dynamics' total net sales in 1996. While the loss of either Heidtman or Preussag as a customer, or a significant reduction in the business generated by Heidtman or Preussag, might have a material adverse effect on the Company's results of operations, the Company believes its relationships with these two companies have enabled it to baseload the mill, thus helping to ensure consistent and sufficient plant utilization. Heidtman and Preussag are the only two customers of SDI that have accounted, individually, for more than 10% of the Company's net sales in 1996.

Backlog

The Company's hot-rolled steel coil backlog amounted to $78.8 million (222,800 tons) at December 31, 1996 and $39.1 million (126,000 tons) at December 31, 1995. Both backlog amounts represent orders taken during the Company's production ramp-up to 1.4 million tons. The 1996 backlog is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1997.

Competitive Conditions

Competition within the steel industry can be intense. The Company competes primarily on the basis of price, quality, and the ability to meet customers' product specifications and delivery schedules. Many of the Company's competitors are integrated steel producers which are larger, have substantially greater capital resources and experience, and, in some cases, have lower raw material costs than the Company. The Company also competes with other mini-mills which may have greater financial resources. The highly competitive nature of the industry, combined with excess production capacity in some products, may in the future exert downward pressure on prices for certain of the Company's products. In addition, in the case of certain product applications, steel competes with other materials, including plastics, aluminum, graphite composites, ceramics, glass, wood and concrete.

U.S.

The Company's products compete with many integrated producers' hot-rolled coil products, as well as a growing number of hot-rolled mini-mills. Despite significant reductions in raw steel production capacity by major U.S. producers over the last decade, the U.S. industry continues to be adversely affected, from time to time, by excess world capacity. Recent improved production efficiencies also have begun to increase overall production capacity in the United States. Excess production capacity exists in certain product lines in U.S. markets and, to a greater extent, worldwide. Increased industry overcapacity, coupled with economic recession, would intensify an already competitive environment.

An increasing number of mini-mills have entered or are expected to enter the EAF-based thin-slab/flat-rolled steel market in the next several years. These mini-mills have cost structures and management cultures more closely akin to those of the Company than to the integrated producers. The Company's penetration into the total flat-rolled steel market is limited by geographic considerations, to some extent by gauge and width of product specifications, and by metallurgical and physical quality requirements.

Non-U.S.

U.S. steel producers face significant competition from certain non-U.S. steel producers who may have lower labor costs. In addition, U.S. steel producers may be adversely affected by fluctuations in the relationship between the U.S. dollar and non-U.S. currencies. Furthermore, some non-U.S. steel producers have been owned, controlled or subsidized by their governments, and their decisions with respect to production and sales may be, or may have been in the past, influenced more by political and economic policy considerations than by prevailing market conditions. Some non-U.S. producers of steel and steel products have continued to ship into the U.S. market despite decreasing profit margins or losses.

Environmental Matters

The Company's operations are subject to substantial and evolving environmental laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water, noise control and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. SDI believes that its facilities are in material compliance with all provisions of federal and state laws concerning the environment and does not believe that future compliance with such provisions will have a material adverse effect on its results of operations, cash flows or financial conditions. Since environmental laws and regulations are becoming increasingly more stringent, the Company's environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The cost for current and future environmental compliance may also place U.S. steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations.

Employees

SDI's work force consisted of 325 employees as of February 28, 1997. In addition, IDI had two employees as of February 28, 1997. The Company's employees are not represented by labor unions. The Company believes that its relationship with its employees is good.

Performance Based Incentive Compensation Program

SDI has established certain incentive compensation programs for its employees, designed to encourage them to be productive by paying bonuses to groups of employees, based on various measures of productivity. The programs are designed to reward employees for productivity efforts. It is not unusual for a significant amount of an employee's total compensation to consist of such bonuses.

The productivity of the employees is measured by focusing on groups of employees and not individual performance. Three groups of employees participate in the bonus program: production, administrative and clerical, and department managers and officers. Each group of employees has its own bonus program or programs.

Production employees, consisting of those directly involved in the melting, casting and rolling processes, are eligible to participate in two cash bonus programs: the production bonus and the conversion cost bonus programs. The production bonus, if any, is based upon the quantity of quality product produced that week. The amount of the production bonus is determined for and allocated to each shift of employees. Depending upon the amount of quality product produced, the bonus may be equal to or greater than the base hourly wage paid to an employee. The conversion cost bonus is determined and paid on a monthly basis based on the costs for converting raw material into finished product. The program is intended to encourage employees to be efficient in converting scrap and scrap substitutes into finished steel. Costs of scrap and scrap substitutes, over which the production employees have no control, are not considered.

The Company has also established a cash bonus plan for non-production employees, including accountants, engineers, secretaries, accounting clerks and receptionists. Bonuses under the plan are based upon the Company's return on assets.

Foreign and Domestic Operations and Export Sales

Of the Company's total net sales in 1996, sales outside the continental United States accounted for less than 5%. Pursuant to the Preussag Purchasing Agreement, the Company has appointed Preussag its preferred distributor for all sales to customers outside the United States, Canada and Mexico. Under the Preussag Purchasing Agreement, if the Company wishes to sell in the Export Territory, it must notify Preussag of the products available for sale and the price of these products. Preussag must then use its best efforts to solicit these sales and to present the Company with any purchase orders for the product, which the Company may then accept or reject. Sales within the Export Territory are for Preussag's own account, regardless of whether Preussag is purchasing for its use or for resale. If the Company receives an unsolicited offer to purchase any products from a prospective customer in the Export Territory, the Company must notify Preussag of the terms and Preussag has a right of first refusal to effect the purchase. For sales in the Export Territory, Preussag is entitled to a sales commission in addition to any other applicable discounts or rebates. The Company has also entered into a "second look" export sales agreement for such international sales with Sumitomo Corporation of America ("Sumitomo"). Sumitomo is also a stockholder in the Company.

ITEM 2.   PROPERTIES

The Company's plant is located on a greenfield site, which is approximately 800 acres, in DeKalb County, Indiana. There are three main buildings that comprise the mill. They are the meltshop building totaling 103,740 square feet, the tunnel furnace building totaling 54,511 square feet and the hot mill building totaling 283,558 square feet. Office buildings on site include a general administrative corporate headquarters building, consisting of 12,000 square feet, a building for the hot rolling, engineering and safety personnel, consisting of 6,000 square feet, a melt shop office, consisting of 2,000 square feet and a shipping office of 1,000 square feet. There is an employee services building of 8,000 square feet that includes a shower and locker room facility, as well as the plant cafeteria. A 22,000 square foot warehouse has been constructed to receive, store and manage necessary parts and materials to maintain the plant. When completed, the Cold Mill facilities will consist of a continuous pickle line, two hot dipped galvanizing lines, a semi-tandem two stand reversing mill, batch annealing furnaces and a temper mill. The pickle line will begin at the existing hot strip mill building. The Cold Mill facilities will total approximately 550,000 square feet.

Other support facilities include a bag house and a water treatment system with buildings located at various places in the plant. The bag house captures the gasses from the melting operation and cleans them to comply with all federal emission standards. The water treatment system cleans, cools and recirculates the water used by the plant in various processes at the overall rate of 100,000 gallons per minute.

The Company considers its manufacturing and operating facilities adequate for its needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in no litigation which would have a material effect on the results of operations, cash flows or on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market under symbol STLD. The Company's Common Stock has been publicly traded since November 21, 1996, the effective date of the initial public offering of its Common Stock.

The Company's initial public offering price was $16.00 per share. The high and low sale prices per share from the first trading day subsequent to the initial public offering through the end of the year were $21.00 and $16.75, respectively.

As of December 31, 1996, there were 47,847,901 shares of Common Stock outstanding and held beneficially by approximately 1,925 stockholders. Because many of the shares were held by depositories, brokers and other nominees, the number of record holders (approximately 260) is not representative of the number of beneficial holders.

The Company has never declared or paid cash dividends on its Common Stock. The Company currently anticipates that all of its future earnings will be retained to finance the expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors, after taking into account various factors, including the Company's financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and plans for expansion. In addition, pursuant to a Credit Agreement, as amended, dated as of June 30, 1994, with Mellon Bank, N.A. and other participating banks, the Company is currently restricted in its ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following is selected audited consolidated financial data of the Company for the period from September 7, 1993 (date of inception) through December 31, 1993 and as of and for the years ended December 31, 1994, 1995 and 1996. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Steel Dynamics, Inc. and notes thereto contained elsewhere in this Form 10-K.

                                                        September 7, 1993
                                                       (Date of Inception)                     December 31,
                                                            through            -----------------------------------------
                                                       December 31, 1993       1994               1995              1996
                                                       -------------------     ----               ----              ----
                                                                 (dollars in thousands, except for per share amounts)
Statement of Operations Data:
Net sales............................................        $   -               $   -           $     137         $252,617
Cost of goods sold ..................................            -                   -               3,169          220,563
                                                                                                 ---------         --------
Gross profit (loss)..................................            -                   -             ( 3,032)          32,054
Selling, general and administrative expenses ........           1,159               4,192           13,580           13,838
                                                             ---------           --------        ---------         --------
Income (loss) from operations .......................          (1,159)             (4,192)         (16,612)          18,216
Foreign currency gain (loss).........................            -                 (4,952)          (3,272)             328
Interest expense ....................................              (2)                (43)            (564)         (22,684)
Interest income .....................................               1                 307              560            1,581
                                                             --------            --------        ---------         --------
Loss before extraordinary loss.......................          (1,160)             (8,880)         (19,888)          (2,559)
                                                             --------            --------        ----------        --------
Extraordinary loss(1)................................            -                   -                -              (7,271)
                                                             --------            --------        ---------         --------
Net loss.............................................        $ (1,160)           $ (8,880)       $(19,888)        $  (9,830)
                                                             ========            ========        ========         =========

Net loss per share...................................        $   (.07)           $   (.36)       $   (.62)        $    (.28)
Shares used in computing net loss per share(2).......          15,931              24,679          31,975            34,571


                                                            September 7, 1993
                                                            (Date of Inception)                   December 31,
                                                                 through             ---------------------------------------
                                                           December 31, 1993         1994                 1995          1996
                                                           ------------------        ----                 ----          ----
                                                                                               (dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents............................          $  117               $  28,108           $   6,884       $  57,460
Working capital......................................             (29)                  8,230             (14,488)         96,142
Net property, plant and equipment....................             200                  54,566             274,197         339,263
Total assets.........................................             521                  94,618             320,679         522,291
Long-term debt (including current maturities)........             800                  11,949             223,054         207,343
Stockholders' equity (deficiency)....................            (429)                 62,536              62,972         264,566


Other Data:
Number of employees..................................               3                      30                 214             293
Shares outstanding at year end.......................          13,436                  28,060              28,645          47,803
Shipments (net tons)(3)..............................            -                       -                   -            793,848
Hot band production (net tons)(3)....................            -                       -                   -            814,561
Prime ton percentage(3)..............................            -                       -                   -               89.0
Yield percentage(3)..................................            -                       -                   -               87.4
Effective capacity utilization(3)....................            -                       -                   -               58.2
Man-hours per net ton produced(3)....................            -                       -                   -                .71

----------
(1) The extraordinary loss of approximately $7.3 million relates to the prepayment of debt with proceeds from the initial public offering.

(2) Net loss per share for the years ended December 31, 1994 and 1995 were calculated by dividing net loss by the weighted average number of shares of common stock outstanding including the anti-dilutive effect of shares issued from September 23, 1995 through September 23, 1996 using the treasury stock method. Net loss per share for the year ended December 31, 1996 excludes the anti-dilutive effect of common stock equivalents.

(3)  Commercial grade production began January 2, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Steel Dynamics, Inc. owns and operates a new, state-of-the-art flat-rolled steel mini-mill, which commenced operations in January 1996. The Company was founded in September 1993 by Keith E. Busse, Mark D. Millett and Richard P. Teets, Jr. These individuals pioneered the development of thin-slab/flat-rolled compact strip production technology and directed the construction and operation of the world's first thin-slab/flat-rolled mini-mill. Building upon their past experience with CSP technology, management founded SDI to produce steel more efficiently, at a lower cost and of higher quality. Steel Dynamics' goal is to become the low cost producer of a broad range of flat-rolled steel products, including hot-rolled, cold-rolled and galvanized sheet, and to serve more markets than any other flat-rolled mini-mill. In addition, the Company intends to participate in the development and use of new technologies to produce a broad range of steel products. Steel Dynamics commenced construction of the mini-mill in October 1994 and commissioned it in December 1995.

Pursuant to the Company's plan to develop downstream processing facilities to produce further value-added steel products, Steel Dynamics is currently constructing a cold mill contiguous to the mini-mill, with a 1.0 million ton annual capacity which is scheduled for completion during the second half of 1997. Steel Dynamics also plans to add a second melting furnace, a second caster and tunnel furnace, and an additional coiler to expand its annual production capacity of hot-rolled steel from 1.4 million tons to approximately 2.4 million tons. The construction of this addition will commence in 1997. In addition, through Iron Dynamics, Inc. the Company intends to construct a 520,000 tonne annual capacity plant for the manufacture of direct reduced iron which the Company expects to be completed in 1998. The DRI, after further processing into 430,000 tonnes of liquid pig iron, will be used in SDI's mini-mill as a steel scrap substitute.

Management strategically located the Company's mini-mill within close proximity to its natural customer base, steel service centers and other end users, abundant supplies of automotive and other steel scrap , competitive sources of power, and numerous rail and truck transportation routes. Steel Dynamics believes that its strategic location provides it with sales and marketing as well as production cost advantages. The Company has secured a stable baseload of sales through long-term "off-take" contracts with two major steel consumers. The Company has also sought to assure itself of a secure supply of steel scrap and scrap substitute. To accomplish this objective, SDI has entered into a long-term scrap purchasing services contract with OmniSource Corporation, one of the largest scrap dealers in the Midwest and an affiliate of one of the Company's stockholders. In addition, the Company has also sought to assure itself of a secure supply of scrap substitute material for use as a lower cost complement to steel scrap as part of the Company's melt mix. SDI has entered into a long-term 300,000 tonne per year "off-take" contract to purchase iron carbide from Qualitech Steel Corporation's iron carbide facility currently under construction in Corpus Christi, Texas which is expected to be completed in 1998. Additional scrap substitute material will be provided through the IDI Project.

The Company's business strategy is to use advanced CSP hot-rolled steelmaking and cold-rolling technologies to produce high surface quality flat-rolled steel in a variety of value-added sizes, gauges and surface treatments, emphasizing low production costs, reliable product quality and excellent customer service. In addition, SDI intends to remain financially strong and competitive through the selective purchasing of scrap and scrap substitutes to offset the effects of cyclical cost/price imbalances.

Net Sales

The Company's net sales are a function of net tons shipped, prices and mix of products. SDI has experienced continued net sales growth since start-up and expects that trend to continue due to increasing production and shipments as well as improving pricing. In addition, the Company's products are sold out through the end of the second quarter of 1997 (the latest date for which Steel Dynamics has accepted orders).

SDI has not entered into any fixed-price, long-term (exceeding one calendar quarter) contracts for the sale of steel. Although fixed price contracts may reduce the risk of price declines, these contracts also limit the ability of the Company to take advantage of price increases. All of the Company's orders are taken at its announced pricing levels with price discounts for high volume purchases when appropriate. SDI is also able to charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based upon the cost of production. When the Cold Mill Project is completed in the second half of 1997, the Company will be able to manufacture more value-added products requiring more exacting tolerances, thinner gauges, finer surface conditions, and galvanized coatings, thereby enabling it to charge premium prices.

Of the Company's shipments through December 31, 1996, approximately 48% have been purchased, in aggregate, by Heidtman Steel Products, Inc. and Preussag Stahl AG pursuant to long-term "off-take" contracts based upon market pricing. In addition to this stable baseload of demand, the Company is continually seeking to attract new customers for its products. The Company had 18 customers at the end of January 1996 and the number of the Company's customers has grown to 116 at the end of 1996. SDI is also continually seeking to enter new markets. Steel Dynamics believes that when the Cold Mill Project is completed, it will be able to broaden its customer base, diversify its product mix and access more profitable markets.

Cost of Goods Sold

All direct and indirect manufacturing costs are included in cost of goods sold. The principal elements comprising Steel Dynamics' current cost of goods sold are steel scrap and scrap substitutes, electricity, natural gas, oxygen and argon, electrodes, alloys, depreciation and direct and indirect labor and benefits.

Steel scrap and scrap substitutes represent the most significant component of the Company's total cost of goods sold. Although SDI believes that there will be an ample supply of high quality, low residual scrap in the future, the Company recognizes that the construction of additional mini-mills have led to increased demand for, and higher prices of, steel scrap. The Company believes that, over the long-term, prices of steel scrap will continue to be volatile but its price ranges will likely increase. As a result, Steel Dynamics has pursued a three-part strategy to secure access to adequate supplies of steel scrap and lower cost steel scrap substitute materials. First, the Company has entered into a long-term steel scrap contract with OmniSource. Second, SDI has sought to assure itself of a secure supply of scrap substitute material as a lower cost complement for use in the melt mix with steel scrap through its iron carbide "off-take" contract with Qualitech. Third, the Company is pursuing the IDI Project to develop DRI.

The Company purchases its electricity from AEP, pursuant to a contract which extends through 2005. The contract designates a portion of the Company's load as "firm" with the majority of the load designated as "interruptible". The Company has a "primary firm" natural gas delivery contract on the Panhandle Eastern Pipeline that extends through May 2000 and an interruptible delivery contract with NIPSCO/NIFL/Crossroads that extends through December 2000. The Company believes the combined negotiated cost of natural gas and its transportation to be favorable. The Company maintains a liquid propane tank farm on site with sufficient reserves to sustain operations for approximately two weeks in the event of an interruption in the natural gas supply. SDI purchases all of its requirements for oxygen and argon from Air Products and Chemicals, Inc. ("Air Products"), which built a large plant adjacent to the mini-mill. Air Products uses its plant to supply other customers as well as the Company. As a result, the Company has been able to buy its oxygen and argon at what SDI believes to be favorable prices. Steel Dynamics generally purchases its other raw materials, such as electrodes and alloys, in the open market from various sources and their availability and price are subject to market conditions.

For manufacturing plant and equipment, the Company uses the units-of-production method of depreciation.

The current work force of the Company consists of 327 employees as of February 28, 1997. Of this total, 57 employees relate to the Cold Mill and 2 are employed by IDI. The Company has established certain incentive compensation programs specifically designed to reward employee teams for their productivity efforts. Production employees actively share in SDI's success through a production bonus, a conversion cost bonus and a profit sharing plan. The Company's employees are not represented by any labor unions.

Selling, General & Administrative

Selling, general and administrative expenses are comprised of all costs associated with the sales, finance/accounting, materials and transportation, and administrative departments. These costs include labor and benefits, advertising, promotional materials, bad debt expenses and professional fees. These costs are not directly affected by sales volumes. Selling, general and administrative expenses also include all non-capitalized start-up costs associated with the construction of the Cold Mill Project, including all labor and benefits, utilities and general supplies and services. The Company expects that these costs will increase through the construction and start-up of the Cold Mill Project. The Company may incur additional selling, general and administrative expenses as a result of becoming a publicly-held company.

Interest Expense

During the construction of the mini-mill, the costs related to construction expenditures are considered to be assets qualifying for interest capitalization under Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." Capitalized interest for the year ended December 31, 1994, 1995 and 1996 was $.3 million, $10.1 million and $1.0 million, respectively. Management expects that a majority of the interest on the indebtedness incurred to finance the construction of the Cold Mill and the IDI Projects will be capitalized.

Results of Operations

Net Sales

Net sales totaled approximately $252.6 million for 1996. SDI commenced commercial production of primary grade steel on January 2, 1996 and has continued to increase its net sales as its production of prime tons increased. By the end of December 1996, the Company was operating at an annualized rate of 1,100,000 tons, or 79% of full capacity. In addition, the average sales price per prime ton increased from $302 for January 1996 to $352 for December 1996. For 1993, 1994 and 1995, during which time the mini-mill was under construction, Steel Dynamics had no net sales other than $137,000 in December 1995 from the sale of approximately 600 tons of secondary grade steel.

Cost of Goods Sold

Cost of goods sold totaled approximately $220.6 million, or 87% of net sales, for 1996. As the Company continues to increase the number of prime tons sold, the Company expects that cost of goods sold will continue to increase but, as a percentage of net sales, the cost of goods sold will decrease. For 1995 cost of goods sold was $3.2 million.

Selling, General and Administrative

Selling, general and administrative was approximately $4.2 million, $13.6 million and $13.8 million 1994, 1995 and 1996, respectively.

Interest Expense

Interest expense totaled approximately $43,000, $564,000 and $22.7 million for 1994, 1995 and 1996, respectively. The low level of interest expense during 1994 and 1995 reflects the effect of capitalizing interest relating to constructed assets.

Foreign Currency Gain (Loss)

The foreign currency gains and losses represent transaction gains and losses incurred by the Company for purchases of equipment used within the Company's mini-mill. A portion of the purchase price, as stated within the contract to purchase the equipment, was denominated in German marks. The Company committed to purchase the equipment in December 1993 with settlement of the liability primarily occurring during the construction period of the mini-mill. No commitments for equipment purchases denominated in a foreign currency exist as of February 28, 1997. Foreign currency loss totaled approximately $5.0 million and $3.3 million for 1994 and 1995, respectively. In 1996, the foreign currency gain totaled $328,000.

Interest Income

Interest income totaled approximately $307,000, $560,000 and $1.6 million for 1994, 1995 and 1996, respectively.

Extraordinary Loss

The Company used a portion of the net proceeds from its initial public offering to prepay its subordinated notes in the fourth quarter of 1996. This prepayment resulted in an extraordinary loss of approximately $7.3 million.

Taxes

At December 31, 1996, the Company had available net operating losses ("NOLs") for federal income tax purposes of approximately $49.4 million of which $.2 million expire in 2009, $2.3 million expire in 2010 and $46.9 million expire in 2011. Because of the Company's limited operating history, a valuation allowance for net deferred tax assets has been provided. The need for a valuation allowance will continue to be evaluated in 1997, and if the circumstances warrant, will be reduced or eliminated.

Liquidity and Capital Resources

Steel Dynamics' business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in its steelmaking and finishing operations and compliance with environmental laws. The Company's liquidity needs arise primarily from capital investments, working capital requirements and principal and interest payments on its indebtedness. Since its inception, SDI has met these liquidity requirements with cash provided by equity, long-term borrowings, state and local government grants and capital cost reimbursements.

Net cash used in operating activities totaled approximately $22.7 million for 1993 through 1995. During 1996, the Company used net cash of approximately $51.6 million in operating activities. The use of cash in operating activities for 1996 primarily related to the build up of raw material inventory as a result of favorable pricing and the substantial increase in accounts receivable from the beginning of the year as a result of production and sales increases. Net cash used in investing activities totaled approximately $246.4 million from 1993 through 1995 and approximately $83.1 million for 1996. Investing activities primarily consisted of capital expenditures of approximately $352.1 million through 1996 for the construction of the Company's existing facilities and the beginning of the Cold Mill Project. Cash provided by financing activities totaled approximately $276.0 million from 1993 through 1995 and approximately $185.3 million for 1996. The increase in cash provided by financing activities primarily relates to the approximately $140.2 million raised in November 1996 from the Company's initial public offering, and private placements of the Company's common stock earlier in 1996.

The Company issued $55.0 million principal amount of the subordinated notes (together with warrants to purchase common stock) to finance a portion of the construction of the mini-mill. The subordinated notes were repaid in November 1996 with a portion of the net proceeds from the Company's initial public offering.

The Company's Credit Agreement provides for up to an aggregate of $300.0 million of senior term loans and a $45.0 million revolving credit facility (the "Revolving Credit Facility") for working capital purposes, subject to borrowing base restrictions. Indebtedness outstanding under the Credit Agreement is secured by a first priority lien on substantially all of the assets of the Company. Of the $300.0 million in senior term loan commitments, the Company borrowed $150.0 million for the construction of the mini-mill and $150.0 million was designated and remains available for the construction of the Cold Mill Project. As of December 31, 1996, $150.0 million of senior term loans were outstanding and there were no outstanding borrowings under the Revolving Credit Facility.

The Company is in the process of renegotiating the terms of the senior term loans. It is anticipated that the amendment to the Credit Agreement will be completed in the second quarter of 1997. The Company anticipates the amendment will include revised pricing and covenants, which the Company believes will be more favorable than the current agreement.

As of December 31, 1996, the Company's long-term debt (including the current portion) was approximately $207.3 million. Approximately 72% of this indebtedness bears interest at floating rates.

The Company currently estimates that the funds required for the construction and start-up of the Cold Mill, IDI and Caster Project will total approximately $350.0 million.

The Company will use $20.0 million of the $25.4 million of net proceeds it received from the private placement of its common stock in 1996 to finance a portion of the IDI Project and intends to finance the remaining $45.0 million with additional debt. Although IDI is negotiating to obtain the financing needed, it has not yet secured a commitment. The Company anticipates that the financing for the IDI project will be secured by the end of the second quarter in 1997. However, no assurance can be given that the IDI financing commitment currently being negotiated will be obtained on terms acceptable to the Company, or at all.

The Company raised approximately $140.2 million (net of expenses) with its initial public offering in November 1996. Approximately $56.0 million was used to prepay the subordinated notes, including accrued interest and prepayment fees. As of December 31, 1996, the Company had approximately $58.0 million invested in short-term cash investments. This cash will be used to fund the construction of the Caster Project as the costs of construction are incurred. Approximately $26.2 million of the IPO proceeds were used for capital and working capital needs through the end of the year. The Company intends to finance the Cold Mill Project with cash on hand and borrowings available under the Credit Agreement.

Environmental Expenditures and Other Contingencies

SDI has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. Steel Dynamics believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and SDI may become subject to more stringent environmental laws and regulations in the future.

Inflation

SDI does not believe that inflation has had a material effect on its results of operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
Independent Auditors' Report.............................................................................         16

Consolidated Balance Sheets as of December 31, 1995 and 1996.............................................         17

Consolidated Statements of Operations for each of the
  three years in the period ended December 31, 1996......................................................         18

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended December 31, 1996......................................         19

Consolidated Statements of Cash Flows for
  each of the three years in the period ended December 31, 1996..........................................         20

Notes to Consolidated Financial Statements...............................................................         21

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Steel Dynamics, Inc.

         We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steel Dynamics, Inc. as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/S/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP
Indianapolis, Indiana
January 17, 1997

                              STEEL DYNAMICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                                    December  31,
                                                                                             ---------------------------
                                                                                                 1995             1996
                                                                                             -------------     ---------

                                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents......................................................           $   6,884         $  57,460
     Accounts receivable, net of allowance for
         doubtful accounts of $628 as of December 31, 1996..........................                 125            14,600
     Accounts receivable-related parties............................................                                17,860
     Inventories....................................................................              13,580            65,911
     Other current assets...........................................................               1,634             1,599
                                                                                               ---------         ---------
              Total current assets..................................................              22,223           157,430

PROPERTY, PLANT, AND EQUIPMENT, NET.................................................             274,197           339,263

DEBT ISSUANCE COSTS, less accumulated
     amortization of $32 and $1,548 as of  December 31, 1995 and 1996, respectively.              12,211            12,405

RESTRICTED CASH.....................................................................               2,666             2,827

OTHER ASSETS  ......................................................................               9,382            10,366
                                                                                               ---------         ---------

              TOTAL ASSETS..........................................................           $ 320,679         $ 522,291
                                                                                               =========         =========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable...............................................................           $  24,478         $  28,968
     Accounts payable-related parties...............................................               3,424            12,218
     Accrued interest...............................................................               2,660               338
     Accrued foreign currency loss..................................................               1,013               261
     Other accrued expenses.........................................................               3,078             8,597
     Current maturities of long-term debt...........................................               2,058            11,175
                                                                                               ---------          --------
              Total current liabilities.............................................              36,711            61,557

LONG-TERM DEBT, less current maturities.............................................             220,996           196,168

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A common stock voting, $.01 par value; 100,000,000 shares authorized;
         28,644,722 and 47,803,341 shares issued and outstanding
         as of December 31, 1995 and 1996, respectively.............................                 286               478
     Additional paid-in capital.....................................................              93,083           303,846
     Amounts due from stockholders..................................................                (469)
     Accumulated deficit............................................................             (29,928)          (39,758)
                                                                                               ---------         ---------
              Total stockholders' equity............................................              62,972           264,566
                                                                                               ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................           $ 320,679         $ 522,291
                                                                                               =========         =========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)


                                                    Years Ended December 31,
                                               --------------------------------
                                                 1994         1995       1996
                                               ---------    --------   --------
Net sales:
     Unrelated parties .....................                $    137    $ 130,886
     Related parties .......................                              121,731
                                               ---------    ---------    --------
         Total net sales ...................                     137      252,617
Cost of goods sold .........................                   3,169      220,563
                                               ---------    ---------    --------
   Gross profit (loss) .....................                   (3,032)     32,054

Selling, general and administrative expenses   $   4,192       13,580      13,838
                                               ---------    ---------    --------
Operating income (loss) ....................      (4,192)     (16,612)     18,216
Foreign currency gain (loss) ...............      (4,952)      (3,272)        328
Interest expense ...........................         (43)        (564)    (22,684)
Interest income ............................         307          560       1,581
                                               ---------    ---------    --------
Loss before extraordinary loss .............      (8,880)     (19,888)     (2,559)
Extraordinary loss .........................                               (7,271)
                                               ---------    ---------    --------
     Net loss ..............................   $  (8,880)   $ (19,888)   $ (9,830)
                                               =========    =========    ========




Loss per share before extraordinary loss ...   $    (.36)   $    (.62)   $   (.07)
Per share effect of extraordinary loss .....                                 (.21)
                                               ---------    ---------    --------
     Net loss per share ....................   $    (.36)   $    (.62)   $   (.28)
                                               =========    =========    ========
Weighted average shares outstanding ........      24,679       31,975      34,571
                                               =========    =========    ========





                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (amounts in thousands)

                                                       Common
                                                       Stock             Additional     Amounts                       Total
                                                  -------------------      Paid-in      Due From      Accumulated   Stockholders'
                                                  Shares       Amount      Capital     Stockholders     Deficit        Equity
                                                  ------       ------      -------     ------------    ----------   -------------
Balances at January 1, 1994 ................      13,436      $    134      $    597                    $  (1,160)     $    (429)
Issuance of shares .........................      14,624           146        81,042     $ (10,750)                       70,438
Issuance of common stock warrants ..........                                   1,407                                       1,407
Net loss ...................................                                                               (8,880)        (8,880)
                                                  ------      --------      --------     ---------      ---------      --------

     Balances at December 31, 1994 .........      28,060           280        83,046       (10,750)       (10,040)       62,536

Issuance of shares .........................         585             6         4,994                                      5,000
Issuance of common stock warrants ..........                                   5,043                                      5,043
Collection of amounts due from  stockholders                                                10,000                       10,000
Amortization of amount due from officer ....                                                   281                          281
Net loss ...................................                                                              (19,888)      (19,888)
                                                  ------      --------      --------     ---------      ---------      --------

     Balances at December 31, 1995 .........      28,645           286        93,083          (469)       (29,928)       62,972

Exercise of common stock warrants ..........       1,791            18           382                                        400
Issuance of shares, net of expenses ........      17,367           174       210,381                                    210,555
Amortization of amount due from officer ....                                                   469                          469
Net loss ...................................                                                               (9,830)       (9,830)
                                                  ------      --------     ---------      ---------      --------      --------

     Balances at December 31, 1996 .........      47,803      $    478      $303,846     $              $ (39,758)     $264,566
                                                  ======      ========      ========     =========      =========      ========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                       Years Ended December 31,
                                                                -------------------------------------
                                                                   1994        1995            1996
                                                                ---------   -----------      --------
OPERATING ACTIVITIES:
     Net loss .............................................     $ (8,880)     $ (19,888)     $  (9,830)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization ....................           13            876         19,403
         Foreign currency loss (gain) .....................        4,952          3,272           (328)
         Extraordinary loss ...............................                                      7,271
         Changes in certain assets and liabilities:
              Accounts receivable .........................                        (125)       (32,335)
              Inventories .................................                     (13,580)       (52,331)
              Other assets ................................         (251)          (788)            35
              Accounts payable ............................          691          6,441         13,284
              Accrued expenses ............................          796          4,822          3,197
                                                                --------      ---------      ---------
                  Net cash used in operating activities ...       (2,679)       (18,970)       (51,634)
                                                                --------      ---------      ---------

INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment ..........      (43,709)      (224,449)       (83,720)
     Proceeds from government grants ......................        2,878         21,188          1,558
     Purchase of short-term investments ...................                                     (7,000)
     Maturities of short-term investments .................                                      7,000
     Other ................................................         (549)        (1,602)          (984)
                                                                --------      ---------      ---------
                  Net cash used in investing activities ...      (41,380)      (204,863)       (83,146)
                                                                --------      ---------      ---------

FINANCING ACTIVITIES:
     Repayment of vendor/customer advances ................         (800)
     Issuance of long-term debt ...........................       13,352        188,430         35,411
     Repayments of long-term debt .........................                                    (57,927)
     Issuance of common stock, net of expenses ............       70,488         15,281        211,424
     Debt issuance costs ..................................      (10,990)        (1,102)        (3,552)
                                                                --------      ---------      ---------
                  Net cash provided by financing activities       72,050        202,609        185,356
                                                                --------      ---------      ---------
Increase (decrease) in cash and cash equivalents ..........       27,991        (21,224)        50,576
Cash and cash equivalents at beginning of year ............          117         28,108          6,884
                                                                --------      ---------      ---------
Cash and cash equivalents at end of year ..................     $ 28,108      $   6,884      $  57,460
                                                                ========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest ...............................     $     14      $   8,000      $  26,030
                                                                ========      =========      =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
     Electric utility transmission facility loan
      and other equipment obligation ......................     $             $  24,349      $
                                                                ========      =========      =========

                 See notes to consolidated financial tatements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and Iron Dynamics, Inc., a wholly owned subsidiary. All significant intercompany transactions have been eliminated. The Company operated on a four week, four week, five week accounting cycle for 1996. Accordingly, the Company's interim periods ended on the last day of the fourth or fifth week within the month. The Company, effective January 1997, operates on a calendar month accounting cycle.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company records sales upon shipment and provides an allowance for estimated costs associated with returns.

Business

The Company, formed on September 7, 1993, operates in one industry segment and operates a thin-slab cast steel mini-mill in the Midwest, with the capacity to produce 1.4 million tons annually of hot-rolled steel coils. The Company's products are sold primarily to the automotive, tubing, construction and commercial equipment industries.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash consists of cash held by a trustee in a debt service fund for the repayment of principal and interest on the Company's municipal bond.

Inventories

Inventories consist of approximately 97% and 91% of raw materials and supplies, and 3% and 9% of finished products as of December 31, 1995 and 1996, respectively. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost of acquisition which includes capitalized interest on construction-in-progress of $10.1 million and $1.0 million in 1995 and 1996, respectively. Depreciation is provided using the units-of-production method for manufacturing plant and equipment and using the straight-line method for non-manufacturing equipment over the estimated useful lives of the assets ranging from 12 years to 30 years. Repairs and maintenance are expensed as incurred. The Company recorded proceeds received from state and local government grants and other capital cost reimbursements as reductions of the related capital assets. Grants and reimbursements recorded as reductions of the related capital cost, net of accumulated depreciation, totaled $24.0 million as of December 31, 1995 and 1996, respectively.

Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, among other things, requires entities to review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Adoption of this standard had no effect on the Company's financial position, results of operations or cash flows in 1996.

Debt Issuance Costs

The costs related to the issuance of debt are deferred and amortized to interest expense using the effective interest method over the terms of the related debt.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Deferred tax assets and liabilities are computed based on differences between the financial statement and income tax bases of assets and liabilities using enacted income tax rates. Deferred income tax expense or benefit is based on the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, short-term investments and accounts receivable. The Company places its cash with high quality financial institutions and limits the amount of credit exposure from any one institution. Generally, the Company does not require collateral or other security to support customer receivables.

Foreign Currency Transactions

Transaction gains and losses incurred by the Company for equipment purchases denominated in a foreign currency are recorded in results of operations currently.

Net Loss Per Share

Net loss per share for the years ended December 31, 1994 and 1995 were calculated by dividing net loss by the weighted average number of shares of common stock outstanding including the anti-dilutive effect of shares issued from September 23, 1995 through September 23, 1996 using the treasury stock method. Net loss per share for the year ended December 31, 1996 excludes the anti-dilutive effect of common stock equivalents.


2.  PROPERTY, PLANT, AND EQUIPMENT (in thousands)


                                                       1995        1996
                                                     --------   ---------

Land and improvements............................    $  5,309   $   4,757
Buildings and improvements.......................      24,849      27,059
Plant, machinery and equipment...................     242,690     246,023
Construction-in-progress.........................       1,499      78,247
                                                     --------   ---------
                                                      274,347     356,086
Less accumulated depreciation....................         150      16,823
                                                     --------   ---------
   Property, plant, and equipment, net...........    $274,197   $ 339,263
                                                     ========   =========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  DEBT

     Debt consists of the following (in thousands):

                                                                                          1995                  1996
                                                                                        --------              --------
Senior secured notes payable, principal and interest due semi-annually beginning in 1997 through 2002, interest is variable (including the effect of the interest rate cap, the weighted average rate was 8.6% and 8.0%
     as of  December 31, 1995 and 1996).........................................         $115,000              $150,000
8.01% municipal bond, principal and interest
     due monthly through 2015...................................................           21,400                21,100
Electric utility, transmission facility and other equipment obligation at interest rates ranging from 7% to 8%, collateralized by on-site substation and related equipment, principal and interest due monthly or
     quarterly through 2015.....................................................           37,397                36,243
11% senior subordinated promissory notes........................................           49,257
                                                                                         --------              --------
     Total debt.................................................................          223,054               207,343
Less current maturities.........................................................            2,058                11,175
                                                                                         --------              --------
   Long-term debt...............................................................         $220,996              $196,168
                                                                                         ========              ========


The Company entered into a credit agreement, as amended, with a syndicate bank group, on June 30, 1994. Subject to the terms and conditions of the credit agreement, borrowings of $150 million under senior secured notes were used to fund the construction of the steel mini-mill, $150.0 million was designated and remains available at December 31, 1996 for construction of the cold mill, and $45 million of revolving credit is available for working capital purposes. At December 31, 1995 and 1996 there were no amounts outstanding under the revolving credit facility. The senior secured notes and revolving credit facility are collateralized by substantially all assets of the Company other than certain property, plant, and equipment securing the electric utility loan. The Company is required to pay a commitment fee equal to a percentage ranging from 0.125% to 0.50% annually depending upon the principal amount of the unused borrowing capacity under the senior secured notes and the unused revolving credit facility.

In 1995 the Company borrowed $21.4 million through a state government municipal bond program, of which $2.7 million and $2.8 million as of December 31, 1995 and 1996, respectively, is held by a trustee in a debt service reserve fund and is recorded as restricted cash. At December 31, 1996, a stand-by letter of credit of $22.0 million relating to the municipal bonds was outstanding.

The electric utility transmission facility loan of $7.8 million and $7.7 million at December 31, 1995 and 1996, respectively, represents the Company's portion of the cost of the transmission facilities constructed by the utility to service the Company's site. The corresponding cost is included in other assets and is being amortized over twenty years on the straight-line basis.

The electric utility loan of $13.0 million and $13.1 million at December 31, 1995 and 1996, respectively, represents the Company's portion of the cost of the Company's substation constructed on-site. Interest and principal payments are made equally on a monthly basis in an amount necessary to repay the loan fifteen years from the date of commencement of operations.

The credit agreement, electric utility loan and transmission facility loan require the Company to maintain certain covenants, the most restrictive of which are requirements to maintain tangible net worth of at least $45 million plus 50% of cumulative net income, a minimum current ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. The credit agreement also limits indebtedness of the Company and the amount of capital expenditures and prohibits the payment of dividends.

The other equipment obligation represents deferred payments for the purchase of certain equipment. The obligation is non-interest bearing and was discounted at 7% over a term of five years.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company in June 1994 entered into an agreement with respect to senior subordinated promissory notes ("Subordinated Notes") in the aggregate principal amount of $55 million and warrants to purchase up to 1,641,827 shares of Class A common stock (warrants for the purchase of 29,851 shares per $1 million of Subordinated Notes) at an exercise price which was less than $0.01 per share. The proceeds received from the issuance of the Subordinated Notes and warrants were allocated to the Subordinated Notes and warrants based upon their estimated fair values. The Subordinated Notes were repaid in November 1996 with a portion of the proceeds from the initial public offering. An extraordinary loss on the prepayment of the Subordinated Notes in the amount of $7.3 million was recorded in 1996 and was comprised of the write-off of the unamortized discount, write-off of the financing costs associated with the Subordinated Notes and a prepayment penalty.

If the retirement of the Subordinated Notes had occurred on January 1, 1996, income per share before extraordinary loss would have been $.11, the per share effect of extraordinary loss would have been $.24 and the net loss per share would have been $.13.

     Maturities of outstanding debt as of December 31, 1996 are as follows (in thousands):



                                                            Amount
                                                         -----------

     1997........................................         $  11,175
     1998........................................            41,376
     1999........................................            47,934
     2000........................................            56,597
     2001........................................            12,112
           Thereafter............................            38,149
                                                          ---------
                                                          $ 207,343
                                                          =========

4.  INCOME TAXES

The effective income tax rate differs from the statutory federal income tax rate for the years ended December 31, 1994, 1995 and 1996 because of the valuation allowances recorded.


         The components of deferred tax assets and liabilities are as follows (in thousands):

                                                                  1995             1996
                                                              -----------         -------
Deferred tax assets:
     Net operating loss carryforwards....................      $    1,002          $ 19,752
     Tax assets expensed for books.......................           7,221             8,628
     Other accrued expenses..............................           2,236             3,824
                                                               ----------          --------
Total deferred tax assets................................          10,459            32,204
Less valuation allowance.................................          (8,071)          (11,937)
                                                               ----------          --------
Net deferred tax assets..................................           2,388            20,267

Deferred tax liabilities:
     Depreciable assets .................................          (2,026)          (19,348)
     Amortization of fees................................             (41)             (435)
     Other...............................................            (321)             (484)
                                                               ----------          --------
Total deferred tax liabilities...........................          (2,388)          (20,267)
                                                               ----------          --------
Net deferred tax assets and liabilities..................      $        -          $      -
                                                               ==========          ========

     As of December 31, 1996, the Company had available net operating loss carryforwards of approximately $49.4 million for federal income tax purposes. The carryforwards expire $.2 million in 2009, $2.3 million in 2010 and $46.9 million in 2011. Because of the Company's limited operating history, a valuation allowance for net deferred tax assets has been provided.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  COMMON STOCK

On November 21, 1996, the Company completed an initial public offering. The Company issued 9,375,000 shares at a net offering price of $15.08 per share. The Company received approximately $140.2 million in net proceeds. Existing shareholders sold 468,750 shares, and the over-allotment was exercised by the underwriting group, which allowed existing shareholders to sell an additional 1,476,562 shares. The Company's Common Stock currently trades on the Nasdaq National Market under the STLD symbol.

Warrants related to the Subordinated Notes for 1,641,827 shares of the Company's Common Stock were exercised in the fourth quarter of 1996. In addition, other warrants for 149,645 shares were exercised in the fourth quarter of 1996.

On October 28, 1996, the board of directors approved a 28.06 for one-stock split. Share and per share data has been restated to give effect to the stock split for all periods presented.

1994 Incentive Stock Option Plan

The Company adopted the 1994 Incentive Stock Option Plan ("1994 Plan") for certain key employees who are responsible for management of the Company. A total of 611,712 and 1,102,765 shares of Class A common stock have been reserved for issuance under the 1994 Plan as of December 31, 1995 and 1996, respectively. Eligible individuals under the 1994 Plan may be granted options to purchase the Company's Class A common stock at an exercise price per share of at least 100% of fair market value at the date of grant. Effective January 10, 1997, options under the 1994 Plan vest one-third six months after the date of grant and two-thirds five years after the date of grant. The options have a maximum term of ten years.

1996 Incentive Stock Option Plan

The Company on October 28, 1996 adopted the 1996 Incentive Stock Option Plan ("1996 Plan") for all employees of the Company. A total of 1,403,000 shares of common stock have been reserved for issuance under the 1996 Plan. Eligible employees under the 1996 Plan may be granted options to purchase the Company's common stock at an exercise price per share of at least 100% of fair market value at the grant of date. Options under the 1996 Plan vest 100% six months after the date of grant and have a maximum term of five years.

                                                                       Years ended December 31,
                                                           ---------------------------------------------------
                                                                      1995                     1996
                                                           ---------------------       -----------------------
                                                                        Weighted                     Weighted
                                                                        Average                      Average
                                                                        Exercise                     Exercise
                                                           Shares        Price          Shares        Price
                                                           ------       --------        ------       ---------
         1994 Plan
-------------------------

Outstanding at beginning of year.....................      241,319         $3           572,427         $3
Granted..............................................      331,108          5            81,374         11
Forfeited............................................       -               -             8,418          3
Outstanding at end of year...........................      572,427          3           645,383          4
Options exercisable at end of year...................       -               -            -               -


         1996 Plan
-------------------------
Outstanding at beginning of year.....................        -              -             -              -
Granted..............................................        -              -            94,408         16
Forfeited............................................        -              -             -              -
Outstanding at end of year...........................        -              -            94,408         16
Options exercisable at end of year...................        -              -             -              -

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans. No compensation cost has been recognized for the plans because the stock option price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                   Years ended December 31,
                                                ---------------------------
                                                    1995            1996
                                                -----------       --------
    Net loss:
       As reported..........................     $(19,888)       $ (9,830)
       Pro forma............................      (19,972)       (10,274)
    Net loss per share:
       As reported..........................     $   (.62)       $  (.28)
       Pro forma............................         (.63)          (.30)

The fair value of the option grants are estimated on the date of grant using an option pricing model with the following assumptions: no dividend yield, risk-free interest rates of 5.7% to 7.1%, expected volatility of 30% and expected lives of one and one-half to eight years. The pro forma amounts are not representative of the effects on reported net income for future years.

6.  COMMITMENTS

The Company has executed a raw material supply contract with OmniSource Corporation ("OmniSource") for the purchase of steel scrap resources (see Note
8). Under the terms of the contract, OmniSource will locate and secure at the lowest then-available market price steel scrap for the Company in grades and quantities sufficient for the Company to meet substantially all of its production requirements. The initial term of the contract is through October 2001. The Company retains the right to acquire scrap from other sources if certain business conditions are present.

The Company has executed finished goods off-take contracts with Heidtman Steel Products ("Heidtman") and Preussag Stahl, AG ("Preussag") (see Note 8). Under the terms of the contracts, the Company retains the right to sell its hot-rolled coils in the open market; however, the Company is required to sell and Heidtman and Preussag are required to purchase a minimum of 30,000 and 12,000 tons, respectively, each month at the then-current market price the Company is charging for similar products. The Company is required to provide Heidtman and Preussag with a volume discount for all tons purchased each month in which Heidtman and Preussag purchase the minimum tons from the Company. The initial term of the contracts for Heidtman and Preussag are through December 2001.

The Company purchases its electricity pursuant to a contract which extends through 2005. Under the contract the Company is subject to a monthly minimum charge. At December 31, 1996, the Company's fixed and determinable purchase obligations for electricity are $7.5 million annually from 1997 through 2001.

The Company began construction of its cold mill in August 1996 and has construction related commitments of $132.0 million as of December 31, 1996.

7.  LEGAL PROCEEDINGS

The Company, from time to time, is subject to claims relating to the conduct of its business. In the opinion of management, any such matters presently outstanding will not have a material adverse effect upon the Company's financial position, cash flows or future results of operations.

8.  TRANSACTIONS WITH AFFILIATED COMPANIES

The Company sells hot-rolled coils to Heidtman and affiliates of Preussag and purchases steel scrap resources from OmniSource. Heidtman, Preussag and OmniSource are stockholders of the Company. During 1996, sales to Heidtman and Preussag represented 36% and 12%, respectively, of the Company's total net sales. The Company had sales of $91.8 million and $29.9 million during the

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year ended December 31, 1996 to Heidtman and affiliates of Preussag, respectively. The Company as of December 31, 1996 had outstanding accounts receivable of $15.3 million and $2.6 million from Heidtman and affiliates of Preussag, respectively.

The Company had purchases (including fees) of $7.2 million and $145.5 million from OmniSource in 1995 and 1996, respectively. The Company as of December 31, 1995 and 1996 had accounts payable to OmniSource of $3.4 million and $12.0 million, respectively. At December 31, 1996, amounts owed to Heidtman and an affiliate of Preussag totaled $2 million.

In 1995, the Company sold approximately 32 unimproved acres of its plant site to Heidtman for $96,000, for the construction by Heidtman of a steel processing and storage facility. In addition, the Company permits OmniSource to maintain a scrap handling facility, with its own equipment and staff, on the Company's plant site. OmniSource does not pay rent for this facility.

The on-site substation was purchased by the Company for approximately $12.8 million in 1995 from General Electric Corporation, the parent of General Electric Capital Corporation, a stockholder of the Company. The Company has commitments to purchase additional equipment from General Electric Corporation for approximately $23.4 million.

9.  FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 1995 and 1996, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 1995 and 1996, respectively. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates.

As required by the credit agreement, in August 1994 the Company entered into an interest rate cap agreement with the agent bank whereby the maximum base rate on fifty percent of the principal amount, up to $75 million, of the Company's projected outstanding senior term loans during the period from June 30, 1995 through December 31, 1996 was 7.0%. The premium paid for the interest rate cap agreement was included in other current assets, as of December 31, 1995.

10.  RETIREMENT PLANS

The Company sponsors a 401(k) retirement savings plan ("401(k) plan") for all eligible employees of the Company under which they may elect to contribute on a pre-tax basis up to 8% of their eligible compensation. The Company provides matching contributions equal to 5% of the participants' contributions to the savings plan. Employer contributions are not significant for any periods presented. The 401(k) Plan was amended effective in 1997 to provide for a matching contribution that will be dependent upon the Company's return on assets. In no event will the match be less than 5% or greater than 50% of employee contributions.

The Company has also established a Profit Sharing Plan ("Profit Sharing Plan"), for eligible employees. The Profit Sharing Plan is a "qualified plan" for federal income tax purposes. Each year, the Company allocates to a trust fund such sum, if any, as the Board of Directors determines, up to an amount equal to 15% of the wages paid to Profit Sharing Plan participants ("profit sharing pool"). The profit sharing pool is used to fund the Profit Sharing Plan as well as a separate cash profit sharing bonus which is paid to employees in March of the following year. The allocation between the Profit Sharing Plan contribution and the cash bonus amount is determined by the Board of Directors each year.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.   Quarterly Financial Information   (Unaudited)

(in thousands, except for per share data)                1st Quarter        2nd Quarter      3rd Quarter      4th Quarter
                                                      -----------------  ------------------------------------------------

Fiscal year 1996:
Net sales............................................      $32,287           $66,375          $75,957           $77,998
Gross profit (loss)..................................       (2,898)            5,967           13,293            15,692
Income (loss) from operations........................       (5,707)            2,883            9,839            11,200
Extraordinary loss...................................         -                 -                -                7,271
Net income (loss)....................................      (11,296)           (2,816)           4,295               (13)
Net income (loss) per share..........................         (.35)             (.08)             .11               -

Fiscal year 1995:
Net sales............................................         -                 -                -                  137
Gross profit (loss)..................................         -                 -                -               (3,032)
Loss from operations.................................       (1,695)           (2,408)          (6,871)           (8,914)
Net loss.............................................       (1,695)           (2,408)          (6,871)           (8,914)
Net loss per share...................................         (.05)             (.08)            (.22)             (.28)

Per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the total for the year.


                           [INTENTIONALLY LEFT BLANK]

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

None.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this item will be set forth under the caption "Nominees (including all executive officers) for election of Directors and alternate Directors" in the 1996 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11:   EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 1996 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished for this item will be provided under the caption "Security Ownership" of certain beneficial owners and management" in the 1996 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since commencing commercial production of steel in January 1996, through December 31, 1996, the Company has sold 279,000 tons of its hot bands to Heidtman Steel Products, Inc. (and its affiliated companies) for $91.8 million, pursuant to a six-year Purchasing ("off-take") Agreement, dated October 29, 1993. John Bates is the President and Chief Executive Officer of Heidtman and is a member of Steel Dynamics' Board of Directors, designated by the Keylock Investments Limited stockholder (in which Heidtman and Mr. Bates own a controlling interest), and by the Mazelina Anstalt stockholder (collectively, the owners of 5,823,097 shares of the Company's Common Stock, or 12.2% of the total outstanding as of the Record Date. Keylock Investments Limited was one of the Company's initial investors, becoming a stockholder in September 1993. Pursuant to the Company's agreement with Heidtman, Heidtman has a six-year obligation to purchase from the Company, and the Company is obligated to sell to Heidtman, at least 30,000 tons of the Company's hot band products per month. Heidtman also has priority purchase rights to the Company's secondary and field claim material. The Company's pricing to Heidtman is determined by reference to the lowest prices charged by other thin-slab mini-mills or conventional mills for the same products, and the Company cannot charge Heidtman higher prices than the lowest prices at which it offers its products to any other customer. In addition, in 1995 the Company sold approximately 32 unimproved acres of its plant site to Heidtman for $96,000, for the construction by Heidtman of a steel center processing and storage facility.

Pursuant to a six-year ("off-take") Agreement with Preussag Stahl AG, dated December 14, 1995, the Company sold 85,800 tons of its steel coil to Preussag (or to its affiliate company) for an aggregate of $29.9 million during 1996. Under this agreement, the Company is obligated to sell to Preussag, and Preussag is required to purchase, not less than 12,000 tons per month of the Company's available products, for either domestic or export use or resale, at market prices determined by reference to the Company's price sheet and by reference to prevailing competitive market prices charged to large customers by other mills within the Company's marketing area. In addition, Preussag has been appointed as the Company's preferred distributor for all export sales to customers outside the United States, Canada and Mexico. Dr. Jurgen Kolb, a director of the Company, is a member of the Executive Board of Preussag Stahl AG and Preussag owns 6,089,865 shares of Common Stock, or 12.7% of the total outstanding shares as of the Record Date.

Pursuant to a six-year Agreement to Provide Scrap Purchasing Services with OmniSource Corporation, the Company purchased an aggregate of 1,069,000 tons of steel scrap for $145.5 million during 1996, and paid OmniSource a total of $1.8 million in fees.

Leonard Rifkin is the Chairman of the Board and Chief Executive Officer of OmniSource and is a member of Steel Dynamics' Board of Directors designated by the Heavy Metal, L.C. stockholder (the owner of 6,233,926 shares of the Company's Common Stock, or 13.0% of the total outstanding shares as of the Record Date. Leonard Rifkin, together with members of his family, and OmniSource collectively own a controlling interest in Heavy Metal, L.C. Heavy Metal, L.C. was one of the Company's initial investors, becoming a stockholder in September 1993. Pursuant to the OmniSource scrap purchasing agreement, OmniSource acts as the exclusive scrap purchasing agent for the Company's steel scrap, which may also entail use of OmniSource's own scrap, at the prevailing market prices which OmniSource can get for the same product, or it may involve brokering of general market scrap, for which the Company pays whatever is the lowest market price at which OmniSource can purchase that product. OmniSource is paid a commission per gross ton of scrap received by the Company at its mini-mill. In addition, OmniSource maintains a scrap handling facility, with its own equipment and staff, on the Company's plant site. OmniSource does not pay rent for this facility.

The Company has also entered into a five-year Iron Carbide Off-Take Agreement with Qualitech Steel Corporation, dated June 29, 1996, pursuant to which the Company has agreed to purchase from Qualitech approximately 300,000 tonnes of iron carbide that Qualitech intends to produce commencing in 1998. Steel Dynamics owns approximately 4.3% of the common stock of Qualitech Steel Holdings, Inc. ("Holdings"), the parent company of Qualitech. In addition, Keith
E. Busse, Leonard Rifkin, and William Laverack, directors of the Company, also serve on Holdings' 12-member board of directors. OmniSource and Leonard Rifkin, affiliates of Heavy Metal, L.C., one of the Company's stockholders, own approximately 6% of Holdings' common stock, and Whitney Equity Partners, L.P., an affiliate of J.H. Whitney & Co., a stockholder of the Company (of which Mr. Laverack is a general partner) owns approximately 10% of Holdings' common stock. The Company's iron carbide supply contact with Qualitech represents approximately 45% of Qualitech's estimated plant capacity, and the contract was considered vital to Qualitech's successful financing of its iron carbide project, which is presently under construction. OmniSource also has an iron carbide off-take contract with Qualitech, for 120,000 tonnes of iron carbide annually.

The Company's wholly owned subsidiary, IDI, has also entered into an agreement with Sumitomo, pursuant to which IDI has agreed to sell to or through Sumitomo up to 50% of any DRI that IDI manufactures starting in 1998 which Steel Dynamics does not retain for its own consumption. Such sales would be at the then prevailing market prices, either for Sumitomo's own account or on a sales commission basis for sale to third parties. In addition, IDI has agreed to enter into a license agreement with Sumitomo pursuant to which Sumitomo would be authorized, on an exclusive worldwide basis, except for the United States and Canada, and subject to certain other exceptions, to sublicense others or to use any proprietary know-how or other intellectual property that constitutes the "IDI Process" (as defined) or is part of the "IDI Project" (as defined) and which may be developed by IDI in connection with the manufacture of DRI, or by Steel Dynamics either in connection with the conversion of DRI into liquid pig iron or in connection with the use thereof in the steelmaking process. Such license rights contemplate that Sumitomo would build and construct plants using this technology for itself or for others within the licensed territory. IDI would be entitled to receive a one-time license fee from Sumitomo, based upon each plant's rated production capacity, plus a negotiated royalty fee for the use of any IDI or SDI patents that may be acquired by IDI or SDI in connection with the enterprise. Any underlying royalties or fees that might have to be paid to third parties would be passed through to Sumitomo or to its sub-licensees. IDI has also agreed to afford Sumitomo an opportunity to provide its proposed DRI plant with its raw material and equipment supplies, on a competitive basis that is intended to secure for IDI the lowest and best prices for the supplies and products. Two representatives of Sumitomo serve as directors on IDI's five person Board of Directors.

During August and September, 1996, in connection with its Cold Mill Project, the Company entered into two agreements with units of General Electric Corporation, of which General Electric Capital Corporation, the owner of 5,750,029 of the Company's shares of Common Stock, or 12.0% of the total outstanding shares as of the Record Date is a wholly-owned subsidiary, for the purchase of equipment for the Cold Mill Project in the aggregate amount of approximately $23.4 million. This contract was entered into as a result of a competitive bidding process conducted by the Company in the same manner that it has used in connection with the letting of other equipment and supply agreements for its existing mini mill and for its Cold Mill Project.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 1997
                                          STEEL DYNAMICS, INC.


                                By: /S/ KEITH E. BUSSE
                                    -----------------------------------
                                               Keith E. Busse
                                    President and Chief Executive Officer

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Keith E. Busse and Tracy L. Shellabarger, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 1996 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this 1996 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

          Signatures                                             Title                                   Date
          ----------                                             -----                                   ----


       /S/ KEITH E. BUSSE
  ------------------------------------
           Keith E. Busse                   President & Chief Executive Officer and Director
                                                      (Principal Executive Officer)


  /S/ TRACY L. SHELLABARGER
  ------------------------------------
        Tracy L. Shellabarger               Vice President & Chief Financial Officer and Director
                                                  (Principal Financial and Accounting Officer)


     /S/ MARK D. MILLETT
  ------------------------------------
           Mark D. Millett                  Vice President of Melting and Casting and Director


    /S/ RICHARD P. TEETS, JR.
  ------------------------------------
        Richard P. Teets, Jr.               Vice President of Rolling and Finishing and Director

          Signatures                                             Title                                   Date
          ----------                                             -----                                   ----


  ____________________________________
           Paul B. Edgerley                                   Director


  /S/ WILLIAM D. STRITTMATTER
  ------------------------------------
       William D. Strittmatter                                Director


       /S/ LEONARD RIFKIN
  ------------------------------------
            Leonard Rifkin                                    Director


  ------------------------------------
            John C. Bates                                     Director


  ____________________________________
         William Laverack, Jr.                                Director


       /S/ JURGEN KOLB
  ------------------------------------
              Jurgen Kolb                                     Director

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a.)              The following documents are filed as part of this Report:

                  I.       Financial Statements:

                  See the Audited Consolidated Financial Statements and Financial Statements Schedules of Steel Dynamics Inc. attached hereto and described in the Index on page 15 of this Report.

                  II.      Financial Statement Schedules:

                  See the Audited Consolidated Financial Statements and Financial Statement Schedules of Steel Dynamics, Inc. attached hereto and described in the Index on page 15 of this Report.

                  III.     Exhibits:

            Exhibit No.
            -----------

                  3.1a Amended and Restated Articles of Incorporation of Steel Dynamics, Inc. Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996 ("1996 Form S-1") and incorporated by reference herein.

                  3.1b*    Articles of Incorporation of Iron Dynamics, Inc.

                  3.2a Filed as Exhibit 3.2 to the Company's 1996 Form S-1 and incorporated by reference herein.

                  3.2b*    Bylaws of Iron Dynamics, Inc.

                  10.1a Amended and Restated Credit Agreement between Steel Dynamics, Inc. and Mellon Bank, N.A., et al. (including Amendments Nos. 1 through 5 thereto) Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.1b    Amendment No. 5 to Credit Agreement
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.1c    Amendment No. 6 to Credit Agreement
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.1d Amendment No. 7 to Credit Agreement Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.1e*   Amendment No. 8 to Credit Agreement

                  10.2 Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. re Taxable Economic Development Revenue bonds, Trust Indenture between Indiana Development Finance Authority and NBD Bank, N.A., as Trustee re Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.3 Contract for electric Service between Steel Dynamics, Inc. and American Electric Power Company
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.4 Industrial Gases Supply Agreement between Steel Dynamics, Inc. and Air Products and Chemicals, Inc. dated August 5, 1994 Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.5 Interruptible Gas Supply Contract between Steel Dynamics, Inc. and Northern Indiana Trading Co. dated February 27, 1995
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.6 Gas Services Agreement between Steel Dynamics, Inc. and Northern Indiana Fuel & Light Company, Inc. dated April 3, 1995 Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.7 Gas Services Agreement between Steel Dynamics, Inc. and Northern Indiana Trading Co. dated April 3, 1995 Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.8 Gas Services Agreement between Steel Dynamics, Inc. and Crossroads Pipeline Company dated April 3, 1995 Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.9 Panhandle Eastern Pipeline Agreement dated July 22, 1996 Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.10 Natural Gas Purchase Agreement between Steel Dynamics, Inc. and PanEnergy Trading and Market Services, Inc. dated August 8, 1996
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.11 Agreement for Wastewater Services between the City of Butler, Indiana and Steel Dynamics, Inc. dated September 5, 1995 Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.12 Slag Processing Agreement between Steel Dynamics, Inc. and Butler Mill Service Company dated February 3, 1995 Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.13 Agreement to provide Scrap Purchasing Services between Steel Dynamics, Inc. and OmniSource Corporation dated October 29, 1993
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.14 Purchasing Agreement between Steel Dynamics, Inc. and Heidtman Steel Products, Inc. dated October 29, 1993

                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.15 Iron Carbide Off Take Agreement between Steel Dynamics, Inc. and Qualitech Steel Corporation dated June 29, 1996 Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.16 Purchasing, Domestic Sales and Export Distribution Agreement between Steel Dynamics, Inc. and Preussag Stahl AG dated December 14, 1995
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.17 Reciprocal Patent and Technical Information Transfer and License Agreement between Steel Dynamics, Inc. and Preussag Stahl AG dated December 14, 1995
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.18 1994 Incentive Stock Option Agreement, as needed Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.19    1996 Incentive Stock Option Agreement
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.20 Employment Agreement between Steel Dynamics, Inc. and Keith Busse Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.21 Employment Agreement between Steel Dynamics, Inc. and Mark D. Millett Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.22 Employment Agreement between Steel Dynamics, Inc. and Richard P. Teets, Jr.
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.23 1996 Officer and Manager Cash and Stock Bonus Plan Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.24 Employment Agreement between Steel Dynamics, Inc. and Tracy L. Shellabarger Tracy L. Shellabarger Promissory Note and Stock Pledge Agreement Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.25 "Second Look" Export Distribution Agreement between Steel Dynamics, Inc. and Sumitomo Corporation of America Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.26 Sale of Excess Product Agreement between Iron Dynamics, Inc. and Sumitomo Corporation of America Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.27    Stockholders Agreement dated June 30, 1994
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.28    Amendment No. 1 to Stockholders Agreement
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.29    Amendment No. 2 to Stockholders Agreement
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.30    Amendment No. 3 to Stockholders Agreement
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.31    Registration Agreement dated June 30, 1994
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.32    Amendment No. 1 to Registration Agreement
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.33    Amendment No. 2 to Registration Agreement
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.34    Amendment No. 3 to Registration Agreement
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.35 Stock Purchase Agreement with Preussag Stahl AG dated December 14, 1995
                           Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.36 Stock Purchase Agreement with Sumitomo Corporation of America and Sumitomo Corporation dated September 10, 1996 Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.37 Stock Purchase Agreement with Bain Capital, General Electric Capital Corporation, Heavy Metal, L.C., Keylock Investments Limited, Mesalina Anstalt, et. al. dated June 30, 1994. Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

                  10.38* Employment Agreement between Iron Dynamics, Inc. and Larry Lehtinen

                  11.1*    Statement re Computation of  Per Share Earnings

                  21.1*    List of Registrants' Subsidiaries

                  23.1*    Consent of Deloitte & Touche LLP

                  24.1*    Power of Attorney (included in Signature pages)

                  27.1*    Financial Data Schedule

---------
*     Filed herewith