Form 10-Q
period 1997-03-31
STEEL DYNAMICS INC
filed 1997-05-13
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-------   Exchange Act of 1934

For the period ended March 31, 1997
                                       OR

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
------    Exchange Act of 1934

                         Commission File Number 0-21719

                              STEEL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

         INDIANA                                          35-1929476
(State or other jurisdiction                (I.R.S. employer Identification No.)
of incorporation or organization)

4500 COUNTY ROAD 59,  BUTLER, IN                            46721
(Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code: (219) 868-8000


Securities registered pursuant to Section 12(b) of the Act:


 Title of each class                  Name of each exchange on which registered
     NONE                                               NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                 Yes   X          No

As of May 8, 1997, Registrant had outstanding 47,852,707 shares of Common Stock.

                              STEEL DYNAMICS, INC.

                               TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:                                                                  Page
                                                                                                              ----
         Consolidated Balance Sheets as of December 31, 1996 and unaudited  March 31, 1997 ...............      1

         Consolidated Statements of Operations for the three month periods ended
           March 30, 1996 and March 31, 1997 (unaudited)..................................................      2

         Consolidated Statements of Cash Flows for the three month periods ended
           March 30, 1996 and March 31, 1997 (unaudited)..................................................      3

         Notes to Consolidated Financial Statements.......................................................      4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................................................      5



                                                PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................................................      7

          SIGNATURE.......................................................................................      7

                              STEEL DYNAMICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                         DECEMBER 31,     MARCH 31,
                                                                                                             1996           1997
                                                                                                         ------------    ----------
                                                                                                                         (UNAUDITED)
                                                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ......................................................................     $  57,460      $  48,179
     Accounts receivable, net .......................................................................        14,600         22,870
     Accounts receivable-related parties ............................................................        17,860         18,381
     Inventories ....................................................................................        65,911         46,515
     Other current assets ...........................................................................         1,599          1,087
                                                                                                          ---------      ---------
              Total current assets ..................................................................       157,430        137,032

PROPERTY, PLANT, AND EQUIPMENT, NET .................................................................       339,263        380,446

DEBT ISSUANCE COSTS, NET ............................................................................        12,405         12,006

RESTRICTED CASH .....................................................................................         2,827          3,063

OTHER ASSETS ........................................................................................        10,366         10,233
                                                                                                          ---------      ---------

              TOTAL ASSETS ..........................................................................     $ 522,291      $ 542,780
                                                                                                          =========      =========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ...............................................................................     $  28,968      $  35,062
     Accounts payable-related parties ...............................................................        12,218          9,264
     Other accrued expenses .........................................................................         9,196         10,230
     Current maturities of long-term debt ...........................................................        11,175         29,026
                                                                                                          ---------      ---------
              Total current liabilities .............................................................        61,557         83,582

LONG-TERM DEBT, less current maturities .............................................................       196,168        177,422

DEFERRED TAXES ......................................................................................                        2,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A common stock voting, $.01 par value;  100,000,000 shares authorized; 47,803,341 and
                47,847,901 shares issued and outstanding as of December 31, 1996  and March 31, 1997,
                respectively ........................................................................           478            478
     Additional paid-in capital .....................................................................       303,846        303,996
     Accumulated deficit ............................................................................       (39,758)       (25,173)
                                                                                                          ---------      ---------
              Total stockholders' equity ............................................................       264,566        279,301
                                                                                                          ---------      ---------


              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................................     $ 522,291      $ 542,780
                                                                                                          =========      =========

                              STEEL DYNAMICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                -------------------------------
                                                   MARCH 30,       MARCH 31,
                                                     1996            1997
                                                --------------   --------------
                                                  (UNAUDITED)     (UNAUDITED)
NET SALES:
     Unrelated parties .......................     $ 18,872        $ 52,165
     Related parties .........................       13,415          45,894
                                                   --------        --------
         Total net sales .....................       32,287          98,059

Cost of goods sold ...........................       35,184          73,910
                                                   --------        --------
GROSS PROFIT (LOSS) ..........................       (2,897)         24,149

Selling, general and administrative expenses..        2,817           5,339
                                                   --------        --------
OPERATING INCOME (LOSS) ......................       (5,714)         18,810

Foreign currency gain ........................          154              92
Interest expense .............................       (5,837)         (2,401)
Interest income ..............................           93             752
                                                   --------        --------
INCOME (LOSS) BEFORE INCOME TAXES ............      (11,304)         17,253

Income taxes .................................                        2,668
                                                   --------        --------
NET INCOME (LOSS) ............................     $(11,304)       $ 14,585
                                                   ========        ========

NET INCOME (LOSS) PER SHARE ..................     $   (.35)       $    .30
                                                   ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING ..........       32,665          47,838
                                                   ========        ========

                              STEEL DYNAMICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                      ------------------------------
                                                                      MARCH 30, 1996  MARCH 31, 1997
                                                                      --------------  --------------
                                                                        (UNAUDITED)    (UNAUDITED)
OPERATING ACTIVITIES:
     Net income (loss) .............................................     $(11,304)      $ 14,585
     Adjustments to reconcile net income (loss) to net cash provided
     (used) in operating activities:
         Depreciation and amortization .............................        3,588          5,691
         Foreign currency gain .....................................         (154)           (92)
         Deferred taxes ............................................                       2,475
         Changes in certain assets and liabilities:
              Accounts receivable ..................................      (19,981)        (8,791)
              Inventories ..........................................       (7,755)        19,396
              Other assets .........................................           21            512
              Accounts payable .....................................        1,529          3,140
              Accrued expenses .....................................        6,513          1,126
                                                                         --------       --------
                  Net cash provided (used) in operating activities .      (27,543)        38,042
                                                                         --------       --------

INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment ...................       (5,471)       (46,330)
     Proceeds from government grants ...............................        1,413
     Other .........................................................         (955)            (1)
                                                                         --------       --------
                  Net cash used in investing activities ............       (5,013)       (46,331)
                                                                         --------       --------

FINANCING ACTIVITIES:
     Issuance of long-term debt ....................................       34,961
     Repayments of long-term debt ..................................         (154)        (1,131)
     Issuance of common stock, net of expenses .....................        5,052            150
     Debt issuance costs ...........................................       (3,500)           (11)
                                                                         --------       --------
                  Net cash provided by financing activities ........       36,359           (992)
                                                                         --------       --------
Increase (decrease) in cash and cash equivalents ...................        3,803         (9,281)
Cash and cash equivalents at beginning of period ...................        6,884         57,460
                                                                         --------       --------
Cash and cash equivalents at end of period .........................     $ 10,687       $ 48,179
                                                                         ========       ========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

In the opinion of management these estimates reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to a fair statement of the results for the interim periods covered by such statements. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in the Company's 1996 Annual Report on Form 10-K.


2.  INVENTORIES (in thousands)

                                                 December 31,    March 31,
                                                     1996           1997
                                                 ------------    ---------

Raw Materials ................................       $48,065       $28,871
Supplies .....................................        11,854        13,084
Finished Goods ...............................         5,992         4,560
                                                     -------       -------
                                                     $65,911       $46,515
                                                     =======       =======


3.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

                                                   Shares          Amount
                                                  ----------      --------
                                                                (in thousands)
Balance at January 1, 1997 ...................    47,803,341      $304,324
Exercise of stock options ....................        44,560           150
                                                  ----------      --------
Balance at March 31, 1997 ....................    47,847,901      $304,474
                                                  ==========      ========

Effective January 10, 1997, the SDI Board of Directors, acting as the Committee under the 1994 Incentive Stock Option Plan, reduced the vesting period for exercise of stock options to six months after the grant date with respect to one-third of the shares covered by options, and this was made effective for all outstanding as well as newly granted options. The remaining two-thirds of the optioned shares retain their original five year vesting period.


4.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Management has determined that the adoption of SFAS No. 128 will not have a material effect on the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Net sales totaled approximately $98.1 million for the first quarter 1997. SDI commercial production of primary grade steel on January 2, 1996 and has continued to increase its net sales as its production tons increased. By the end of the first quarter of operations ended March 31, 1996, the Company was operating at an annualized rate of 440,000 tons, or 31% of full capacity. By the end of March 1997, the Company was operating at an annualized rate of 1,100,000, or 79% of full capacity. In addition, the average sales price per prime ton increased from $302 for January 1996 to $360 for March 1997 and the percentage of prime tons produced increased from 74% for the quarter ended March 30, 1996 to 95% for the quarter ended March 31, 1997.

Cost of Goods Sold

Cost of goods sold totaled approximately $73.9 million, or 75% of net sales, for the first quarter of 1997. As the Company continues to increase the number of prime tons sold, the Company expects that cost of goods sold will continue to increase but, as a percentage of net sales, the cost of goods sold will decrease.

Selling, General and Administrative

Selling, general and administrative was approximately $2.8 million and $5.3 million for the first quarter of 1996 and 1997, respectively.

Interest Expense

Interest expense totaled approximately $5.8 million and $2.4 million for the first quarter of 1996 and 1997, respectively.

Foreign Currency Gain

The foreign currency gains represent transaction gains incurred by the Company for purchases of equipment used within the Company's mini-mill. A portion of the purchase price, as stated within the contract to purchase the equipment, was denominated in German marks. The Company committed to purchase the equipment in December 1993 with settlement of the liability primarily occurring during the construction period of the mini-mill. No commitments for equipment purchases denominated in a foreign currency exist as of April 30, 1997. Foreign currency gain totaled $154,000 and $92,000 for the three months ended March 30, 1996 and March 31, 1997, respectively.

Interest Income

Interest income totaled approximately $93,000 and $752,000 and the first quarter of 1996 and 1997, respectively.

Taxes

At December 31, 1996, the Company had available net operating losses ("NOLs") for federal income tax purposes of approximately $49.4 million of which $.2 million expire in 2009, $2.3 million expire in 2010 and $46.9 million expire in 2011. Because of the Company's limited operating history, a valuation allowance has been established for a portion of the deferred tax asset. As the Company continues to be a profitable operation the valuation allowance will continue to be adjusted.

For the three months ended March 31, 1997, income taxes are computed using the company's expected annual effective tax rate, which gives effect to the utilization of available net operating loss carryforwards.

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

Net cash used in operating activities totaled approximately $27.5 million for the first quarter of 1996 The use of cash in operating activities for the first quarter of 1996 primarily related to the build up of raw material inventory as a result of favorable pricing and the substantial increase in accounts receivable from the beginning of the year as a result of production and sales increases. During the first quarter of 1997, the Company provided net cash of approximately $38.0 million from operating activities resulting from net income and decreased raw material inventory due to less favorable pricing levels. Net cash used in investing activities totaled approximately $5 million from the first quarter of 1996 and approximately $46.3 million for the first quarter of 1997. Investing activities primarily consisted of capital expenditures of approximately $5.4 million and $46.3 million the first quarter of 1996 and 1997, respectively, for the construction of the Company's existing facilities and the beginning of the Cold Mill Project. Cash provided by financing activities totaled approximately $36.3 million for the first quarter of 1996 and cash used in financing activities totaled approximately $992,000 for the first quarter of 1997. The 1996 increase in cash provided by financing activities primarily relates to the approximately $35 million of proceeds from senior term debt.

The Company's Credit Agreement provides for up to an aggregate of $300.0 million of senior term loans and a $45.0 million revolving credit facility (the "Revolving Credit Facility") for working capital purposes, subject to borrowing base restrictions. Indebtedness outstanding under the Credit Agreement is secured by a first priority lien on substantially all of the assets of the Company. Of the $300.0 million in senior term loan commitments, the Company borrowed $150.0 million for the construction of the mini-mill and $150.0 million was designated and remains available for the construction of the Cold Mill Project. As of March 31 1997, a total of $150.0 million of senior term loans were outstanding and there were no outstanding borrowings under the Revolving Credit Facility.

The Company is in the process of renegotiating the terms of the senior term loans. It is anticipated that the amendment to the Credit Agreement will be completed in the second quarter of 1997. The Company anticipates the amendment will include revised pricing and covenants, which the Company believes will be more favorable than the current agreement.

As of March 31, 1997, the Company's long-term debt (including the current portion) was approximately $206 million. Approximately 72% of this indebtedness bears interest at floating rates.

The Company currently estimates that the funds required for the construction and start-up of the Cold Mill, IDI and Caster Project will total approximately $350.0 million. Approximately $118 million of that amount has been expensed through March 31, 1997. The Company intends to finance the remaining needs of the Cold Mill and Caster Projects with cash on hand and borrowings available under the Credit Agreement.

The Company will use $20.0 million of the it received from the private placement of its common stock in 1996 to finance a portion of the IDI Project and intends to finance the remaining $45.0 million with additional debt. Although IDI is negotiating to obtain the financing needed, it has not yet secured a commitment. The Company anticipates that the financing for the IDI project will be secured by the end of the second quarter in 1997. However, no assurance can be given that the IDI financing commitment currently being negotiated will be obtained on terms acceptable to the Company ,or at all.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  Exhibits -
         Exhibit 11.1  Statement of Computation of Earnings per Share  (page  8)

    (B)  Reports on Form 8-K for the quarter ended March 31, 1997 -
         None


Item 1 - 5 are not applicable for this reporting period and have been omitted.



SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 14, 1997


                                                    STEEL DYNAMICS, INC.



                               By:  /s/ TRACY L. SHELLABARGER
                                    ----------------------------------------
                                             Tracy L. Shellabarger
                                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                  (Principal Financial and Accounting Officer
                                   and Duly Authorized Officer)