Form 10-Q
period 1997-06-30
STEEL DYNAMICS INC
filed 1997-07-24
CIK 1022671

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (219) 868-8000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                   TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     ---------------                               -------------------------------------

                          NONE                                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                               Yes [X]     No [ ]

     As of July 14, 1997, Registrant had outstanding 47,869,575 shares of Common Stock.

================================================================================

                              STEEL DYNAMICS, INC.

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                PART I.  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS:
           Consolidated Balance Sheets as of December 31, 1996
           and unaudited June 30, 1997...................................................    2
           Consolidated Statements of Operations for the three and six-month periods ended
           June 29, 1996 and June 30, 1997 (unaudited)...................................    3
           Consolidated Statements of Cash Flows for the three and six-month periods ended
           June 29, 1996 and June 30, 1997 (unaudited)...................................    4
           Notes to Consolidated Financial Statements....................................    5
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................................    7

                                  PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................................   10
           SIGNATURES....................................................................   10

                              STEEL DYNAMICS, INC.

                          CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      DECEMBER 31,      JUNE 30,
                                                                          1996            1997
                                                                      ------------     -----------
                                                                                       (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents......................................    $ 57,460        $  22,293
     Accounts receivable, net.......................................      14,600           22,413
     Accounts receivable -- related parties.........................      17,860           14,576
     Inventories....................................................      65,911           56,829
     Other current assets...........................................       1,599            1,217
                                                                        --------         --------
          Total current assets......................................     157,430          117,328
PROPERTY, PLANT, AND EQUIPMENT, NET.................................     339,263          410,272
DEBT ISSUANCE COSTS, NET............................................      12,405           11,591
RESTRICTED CASH.....................................................       2,827            3,456
OTHER ASSETS........................................................      10,366            9,956
                                                                        --------         --------
          TOTAL ASSETS..............................................    $522,291        $ 552,603
                                                                        ========         ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...............................................    $ 28,968        $  20,378
     Accounts payable -- related parties............................      12,218           18,004
     Other accrued expenses.........................................       9,196           12,339
     Current maturities of long-term debt...........................      11,175            5,931
                                                                        --------         --------
          Total current liabilities.................................      61,557           56,652
LONG-TERM DEBT, less current maturities.............................     196,168          199,530
DEFERRED TAXES......................................................                        1,468
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Class A common stock voting, $.01 par value; 100,000,000 shares authorized; 47,803,341 and 47,866,323 shares issued and
      outstanding as of December 31, 1996 and June 30, 1997,
      respectively..................................................         478              479
     Additional paid-in capital.....................................     303,846          304,078
     Accumulated deficit............................................     (39,758)          (9,604)
                                                                        --------         --------
          Total stockholders' equity................................     264,566          294,953
                                                                        --------         --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $522,291        $ 552,603
                                                                        ========         ========

                              STEEL DYNAMICS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                              -----------------------------   -------------------------------
                                              JUNE 29, 1996   JUNE 30, 1997   JUNE 29, 1996     JUNE 30, 1997
                                              -------------   -------------   -------------     -------------
NET SALES:
     Unrelated parties......................     $30,602         $62,125        $  49,474         $ 114,290
     Related parties........................      35,773          40,593           49,188            86,487
                                                 -------         -------         --------          --------
     Total net sales........................      66,375         102,718           98,662           200,777
Cost of goods sold..........................      60,407          76,270           95,591           150,180
                                                 -------         -------         --------          --------
GROSS PROFIT................................       5,968          26,448            3,071            50,597
Selling, general and administrative
  expenses..................................       3,077           7,140            5,894            12,479
                                                 -------         -------         --------          --------
OPERATING INCOME (LOSS).....................       2,891          19,308           (2,823)           38,118
Foreign currency gain.......................         106             169              260               261
Interest expense............................      (6,291)         (1,594)         (12,128)           (3,995)
Interest income.............................         486             512              579             1,264
                                                 -------         -------         --------          --------
INCOME (LOSS) BEFORE INCOME TAXES...........      (2,808)         18,395          (14,112)           35,648
Income taxes................................                       2,826                              5,494
                                                 -------         -------         --------          --------
     NET INCOME (LOSS)......................     $(2,808)        $15,569        $ (14,112)        $  30,154
                                                 =======         =======         ========          ========
NET INCOME (LOSS) PER SHARE.................     $  (.08)        $   .33        $    (.41)        $     .63
                                                 =======         =======         ========          ========
WEIGHTED AVERAGE SHARES OUTSTANDING.........      36,719          47,855           34,695            47,851
                                                 =======         =======         ========          ========

                              STEEL DYNAMICS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                          -------------------------------     -------------------------------
                                          JUNE 29, 1996     JUNE 30, 1997     JUNE 29, 1996     JUNE 30, 1997
                                          -------------     -------------     -------------     -------------
OPERATING ACTIVITIES:
  Net income (loss).....................    $  (2,808)        $  15,569         $ (14,112)        $  30,154
  Adjustments to reconcile net income
     (loss) to net cash provided (used)
     in operating activities:
     Depreciation and amortization......        5,205             5,916             8,793            11,607
     Foreign currency gain..............         (106)             (169)             (260)             (261)
     Deferred taxes.....................                         (1,007)                              1,468
     Changes in certain assets and
       liabilities:
       Accounts receivable..............       (8,039)            4,262           (28,020)           (4,529)
       Inventories......................       (4,644)          (10,314)          (12,399)            9,082
       Other assets.....................       (1,007)             (130)             (986)              382
       Accounts payable.................         (493)           (5,944)            1,036            (2,804)
       Accrued expenses.................       (4,931)            2,280             1,582             3,406
                                             --------          --------          --------          --------
          Net cash provided (used) in
            operating activities........      (16,823)           10,463           (44,366)           48,505
                                             --------          --------          --------          --------
INVESTING ACTIVITIES:
  Purchases of property, plant, and
     equipment..........................       (6,591)          (35,194)          (12,062)          (81,524)
  Proceeds from government grants.......           54                               1,467
  Purchase of short term investments....       (7,000)                             (7,000)
  Other.................................          384                58              (571)               56
                                             --------          --------          --------          --------
          Net cash used in investing
            activities..................      (13,153)          (35,136)          (18,166)          (81,468)
                                             --------          --------          --------          --------
FINANCING ACTIVITIES:
  Issuance of long-term debt............          450                              35,411
  Repayments of long-term debt..........         (339)           (1,295)             (493)           (2,426)
  Issuance of common stock, net of
     expenses...........................       40,043                82            45,095               233
  Debt issuance costs...................          (42)                             (3,542)              (11)
                                             --------          --------          --------          --------
          Net cash provided (used) in
            financing activities........       40,112            (1,213)           76,471            (2,204)
                                             --------          --------          --------          --------
Increase (decrease) in cash and cash
  equivalents...........................       10,136           (25,886)           13,939           (35,167)
Cash and cash equivalents at beginning
  of period.............................       10,687            48,179             6,884            57,460
                                             --------          --------          --------          --------
Cash and cash equivalents at end of
  period................................    $  20,823         $  22,293         $  20,823         $  22,293
                                             ========          ========          ========          ========

                              STEEL DYNAMICS, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In the opinion of management these estimates reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to a fair statement of the results for the interim periods covered by such statements. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in the Company s 1996 Annual Report on Form 10-K.

2.  INVENTORIES (IN THOUSANDS)

                                                                        DECEMBER 31,     JUNE 30,
                                                                            1996           1997
                                                                        ------------     --------
Raw Materials.........................................................    $ 48,065       $ 39,130
Supplies..............................................................      11,854         14,299
Work in Progress......................................................                         77
Finished Goods........................................................       5,992          3,400
                                                                        ------------     --------
                                                                          $ 65,911       $ 56,906
                                                                        ==========        =======

3.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

                                                                      SHARES           AMOUNT
                                                                    ----------     --------------
                                                                                   (IN THOUSANDS)
Balances at January 1, 1997.......................................  47,803,341        $304,324
Exercise of stock options.........................................      62,982              83
                                                                    ----------     --------------
Balances at June 30, 1997.........................................  47,866,323        $304,557
                                                                     =========     ===========

     Effective January 10, 1997, the SDI Board of Directors, acting as the Committee authorized options under the 1994 Incentive Stock Option Plan, reduced the vesting period for exercise of stock options to six months after the grant date with respect to one-third of the shares covered by options, and this was made effective for all outstanding as well as newly granted options. The remaining two-thirds of the optioned shares retain their original five year vesting period.

     Consistent with the 1996 Plan, effective May 21, 1997, the SDI Board of Directors, acting as the Committee under the 1996 Incentive Stock Option Plan, granted options for 94,408 shares at an exercise price of $21.00 per share to substantially all the employees of the Company.

4.  NEW PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share which establishes new requirements for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the

                              STEEL DYNAMICS, INC.

numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Management has determined that the adoption of SFAS No. 128 will not have a material effect on the accompanying consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, Comprehensive Income. SFAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS 131 on the consolidated financial statements.

5.  SUBSEQUENT EVENTS

     On July 9, 1997, the Company amended its credit facility which increased the amounts committed to the Company from $345 million to $450 million, changed the maturities, revised the covenants and lowered the effective interest rate charged by the bank group.

     As a result of the substantial modifications with this amendment, the Company will incur an extraordinary loss of approximately $10.5 million (net of tax benefit of $2.2 million) related to prepayment penalties and the write-off of the financing costs associated with the original credit facility.

     Effective July 1, 1997, the Company entered into an interest rate swap agreement with The First National Bank of Chicago ("First Chicago") to make fixed rate payments at 6.935% and to receive variable rate payments at LIBOR on a notional amount of $100 million. The interest rate swap agreement was entered into as an anticipatory hedge of the seven year term tranche of the new credit agreement. The maturity date of the interest rate swap agreement is July 2, 2001; however, on June 28, 2001 First Chicago has the right to extend the maturity date to July 1, 2004 at predetermined interest rates. The interest rate swap agreement will be accounted for on a settlement basis. The Company is exposed to credit loss in the event of nonperformance by the counterparty for the net interest differential when variable rates exceed the fixed rate. However, the Company does not anticipate nonperformance by the counterparty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net Sales

     Net sales totaled approximately $102.7 million for the second quarter 1997 and $200.8 million for the first half of 1997 compared to $66.4 million for the second quarter in 1996 and $98.7 for the first half of 1996. SDI commenced production of primary grade steel on January 2, 1996 and has continued to increase its net sales as its production tons increased. By the end of the second quarter of operations ended June 30, 1996, the Company was operating at an annualized rate of 642,000 tons, or 46% of full capacity. By the end of June 1997, the Company was operating at an annualized rate of 1.2 million tons, or 83% of full capacity. In addition, the average sales price per prime ton increased from $302 for January 1996 to $357 for June 1997 and the percentage of prime tons produced increased from 84% for the six months ended June 29, 1996 to 95% for the six months ended June 30, 1997 and from 34% for the quarter ended June 29, 1996 to 95% for the quarter ended June 30, 1997.

  Cost of Goods Sold

     Cost of goods sold totaled approximately $76.3 million, or 74% of net sales, for the second quarter of 1997 and approximately $150.2 million, or 75% of net sales, for the first half of 1997 compared to approximately $60.4 million for the second quarter of 1996 and approximately $95.6 million for the first half of 1996. As the Company continues to increase the number of prime tons sold, the Company expects that cost of goods sold will continue to increase but, as a percentage of net sales, the cost of goods sold will decrease.

  Selling, General and Administrative

     Selling, general and administrative was approximately $3 million and $7.1 million for the second quarter of 1996 and 1997, respectively, and approximately $5.9 million and $12.5 million for the first half of 1996 and 1997, respectively. The increase in selling, general and administrative expenses for the first six months of 1997 was due to approximately $3.2 million of start up costs for the Cold Mill and Caster Projects and approximately $1.9 million of profit sharing expense.

  Interest Expense

     Interest expense totaled approximately $6.3 million and $1.6 million for the second quarter of 1996 and 1997, respectively, and approximately $12.1 and $4 million for the first half of 1996 and 1997, respectively.

  Foreign Currency Gain

     The foreign currency gain represents transaction gains incurred by the Company for purchases of equipment used within the Company's mini-mill. A portion of the purchase price, as stated within the contract to purchase the equipment, was denominated in German marks. The Company committed to purchase the equipment in December 1993 with settlement of the liability primarily occurring during the construction period of the mini-mill. No commitments for equipment purchases denominated in a foreign currency exist as of June 30, 1997. Foreign currency gain totaled $260,000 and $261,000 for the six months ended June 29, 1996 and June 30, 1997, respectively.

  Interest Income

     Interest income totaled approximately $486,000 and $512,000 and the second quarter of 1996 and 1997, respectively, and approximately $579,000 and $1.3 million for the first half of 1996 and 1997, respectively.

  Taxes

     At December 31, 1996, the Company had available net operating losses that can be carried forward for federal income tax purposes of approximately $49.4 million of which $200,000 expire in 2009, $2.3 million expire in 2010 and $46.9 million expire in 2011. Because of the Company's limited operating history, a valuation allowance has been established for a portion of the deferred tax asset. The Company will continually access the need for a valuation allowance for the deferred tax asset based on expectations of future taxable income.

     For the six months ended June 30, 1997, income taxes are computed using the Company s expected annual effective tax rate, which gives effect to the utilization of available net operating loss carryforwards.

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

     Net cash used in operating activities totaled approximately $16.8 million for the second quarter of 1996 and $44.4 million for the first half of 1996. The use of cash in operating activities for the second quarter and first half of 1996 primarily related to the build-up of raw material inventory as a result of favorable pricing and the substantial increase in accounts receivable from the beginning of the year as a result of increased sales. During the second quarter of 1997, the Company provided net cash of approximately $10.5 million from operating activities resulting from net income and decreases in accounts receivable through controlling the number and amount of aged accounts outstanding. Cash was used in operations to build up raw material inventory resulting from favorable pricing levels. During the first half of 1997, the Company provided net cash of approximately $48.5 million from operating activities resulting from net income and a net decrease in raw material inventory due to less favorable pricing levels. Net cash used in investing activities totaled approximately $13.2 million from the second quarter of 1996, approximately $35.1 million for the second quarter of 1997, approximately $18.1 million from the first half of 1996, and approximately $81.4 million from the first half of 1997. Investing activities primarily consisted of capital expenditures of approximately $6.6 million and $35.2 million for the second quarter of 1996 and 1997, respectively, and approximately $12 million and $81.5 million for the first half of 1996 and 1997, respectively, for the construction of the Company's existing facilities and the beginning of the Cold Mill Project. Additionally, approximately $7 million was invested in short-term investments during the second quarter of 1996. Cash provided by financing activities totaled approximately $40 million for the second quarter of 1996 and approximately $76.5 million for the first half of 1996. Cash used in financing activities totaled approximately $1.2 for the second quarter of 1997, and approximately $2.2 for the first half of 1997. The 1996 increase in cash provided by financing activities primarily relates to approximately $35 million of borrowings under its credit facility.

     The Company's Credit Agreement provides for up to an aggregate of $300.0 million of senior term loans ("Senior Term Loans") and a $45.0 million revolving credit facility (the "Revolving Credit Facility") for working capital purposes, subject to borrowing base restrictions. Indebtedness outstanding under the Credit Agreement is collateralized by a first priority lien on substantially all of the assets of the Company. Of the $300.0 million in senior term loan commitments, the Company borrowed $150.0 million of the Senior Term Loans for the construction of the mini-mill and $150.0 million was designated and remains available for the construction of the Cold Mill Project. As of June 30 1997, $150.0 million of Senior Term Loans were outstanding and there were no outstanding borrowings under the Revolving Credit Facility.

     As of June 30, 1997, the Company's long-term debt (including the current portion) was approximately $205.5 million. Approximately 80% of this indebtedness bears interest at floating rates.

     On July 9, 1997, the Company amended its credit facility which increased the amount committed to the Company from $345 million to $450 million, changed the maturities, revised the covenants and lowered the effective interest rate charged by the bank group.

     As a result of the substantial modifications with this amendment, the Company will incur an extraordinary loss of approximately $10.5 million (net of tax benefit of $2.2 million) related to prepayment penalties and the write-off of the financing costs associated with the original credit facility.

     The Company currently estimates that the funds required for the construction and start-up of the Cold Mill, IDI and Caster Projects will total approximately $350.0 million. Approximately $155 million of that amount has been incurred through June 30, 1997. The Company intends to finance the cost of the Cold Mill and Caster Projects with cash on hand and borrowings available under the credit facility.

     The Company will use $20.0 million of the funds $25.4 million of net proceeds from a private placement of its common stock in 1996 to finance a portion of the IDI Project and intends to finance the remaining $45.0 million with additional debt. Although IDI is negotiating to obtain the financing needed, it has not yet secured a commitment. The Company expects the financing for the IDI project will be finalized by the end of July, 1997. However, no assurance can be given that the IDI financing commitment currently being negotiated will be obtained on terms acceptable to the Company or at all. The Company raised approximately $140.2 million (net of expenses) with its initial public offering in November 1996. Approximately $56.0 million was used to prepay the subordinated notes, including accrued interest and prepayment fees. As of December 31, 1996, the Company had approximately $58.0 million invested in short-term cash investments. This cash will continue to be used to fund the construction of the Caster Project as the costs of construction are incurred. Approximately $26.2 million of the IPO proceeds were used for working capital needs through the end of the year.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share which establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Management has determined that the adoption of SFAS No. 128 will not have a material effect on the accompanying consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, Comprehensive Income which becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

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

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 1997, at the Company's Annual Meeting of Shareholders held pursuant to the Notice and Solicitation of Proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934, the following matters were considered and voted upon by the Shareholders:

     (A) Election of Directors

     Shareholders elected the following directors, all of whom were nominees covered by the Company's proxy solicitation, and all of whom were elected:

                                                                VOTES
                                                --------------------------------------
                   NAME OF DIRECTOR                FOR         AGAINST     ABSTENSIONS
        --------------------------------------  ----------     -------     -----------
        Keith E. Busse........................  38,866,128        0          170,545
        Mark D. Millett.......................  38,866,128        0          170,545
        Richard P. Teets, Jr. ................  38,866,128        0          170,545
        Tracy L. Shellabarger.................  38,866,128        0          170,545
        Leonard Rifkin........................  38,866,128        0          170,545
        John C. Bates.........................  38,866,128        0          170,545
        William D. Strittmatter...............  38,866,128        0          170,545
        William Laverack, Jr. ................  38,866,128        0          170,545
        Paul B. Edgerley......................  38,866,128        0          170,545
        Dr. Jurgen Kolb.......................  38,866,128        0          170,545

     (B)  Ratification of Appointment of Auditors

     Shareholders ratified the appointment of Deloitte and Touche LLP to serve as the Company's auditors for the coming year, by a vote of 39,021,543 shares in favor, none opposed, and 15,130 abstensions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits -- Exhibit 11.1 Statement of Computation of Earnings per Share (page 8)

     (B)  Reports on Form 8-K for the quarter ended June 30, 1997 -- None

     Item 1 - 3 and 5 are not applicable for this reporting period and have been omitted.