Form 10-Q/A
period 1997-06-30
STEEL DYNAMICS INC
filed 1997-07-25
CIK 1022671

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

July 24, 1997

                                          STEEL DYNAMICS, INC.

                                          By:   /s/ TRACY L. SHELLABARGER
                                            ------------------------------------
                                            TRACY L. SHELLABARGER
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                              OFFICER
                                            (Principal Financial and Accounting
                                              Officer
                                            and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.         Description


   11.1             Computation of Per Share Earnings

   27.1*            Financial Data Schedule


---------------
* Previously filed.