Form 10-Q
period 1997-09-30
STEEL DYNAMICS INC
filed 1997-11-06
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---   Exchange Act of 1934

                     For the period ended September 30, 1997

                                       OR

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
    ---   Exchange Act of 1934

                         Commission File Number 0-21719

                              STEEL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

                            INDIANA                                             35-1929476
(State or other jurisdiction of incorporation or organization)     (I.R.S. employer Identification No.)

               4500 COUNTY ROAD 59, BUTLER, IN                 46721
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

                              Yes  X      No
                                  ---        ---

As of November 6, 1997, Registrant had outstanding 49,131,116 shares of Common Stock.

                              STEEL DYNAMICS, INC.

                                TABLE OF CONTENTS


                                            PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:                                                                     Page
                                                                                                                 ----
         Consolidated Balance Sheets as of December 31, 1996 and unaudited September 30, 1997 ............         1

         Consolidated Statements of Operations for the three and nine month periods ended
           September 28, 1996 and September 30, 1997 (unaudited)..........................................         2

         Consolidated Statements of Cash Flows for the three and nine month periods ended
           September 28, 1996 and September 30, 1997 (unaudited)..........................................         3

         Notes to Consolidated Financial Statements.......................................................         4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................................................         6



                                              PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................         9

          SIGNATURE.......................................................................................         9

                              STEEL DYNAMICS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                                                        DECEMBER 31,   SEPTEMBER 30,
                                                                                                           1996            1997
                                                                                                        ------------   -------------
                                                                                                                        (UNAUDITED)
                                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ................................................................          $ 57,460        $ 15,089
     Accounts receivable, net .................................................................            14,600          24,490
     Accounts receivable-related parties ......................................................            17,860          17,640
     Inventories ..............................................................................            65,911          53,798
     Deferred taxes ...........................................................................                            17,239
     Other current assets .....................................................................             1,599           2,296
                                                                                                         --------        --------
              Total current assets ............................................................           157,430         130,552

PROPERTY, PLANT, AND EQUIPMENT, NET ...........................................................           339,263         454,412

DEBT ISSUANCE COSTS, NET ......................................................................            12,405             973

RESTRICTED CASH ...............................................................................             2,827           2,749

OTHER ASSETS ..................................................................................            10,366           9,773
                                                                                                         --------        --------

              TOTAL ASSETS ....................................................................          $522,291        $598,459
                                                                                                         ========        ========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .........................................................................          $ 28,968        $ 27,017
     Accounts payable-related parties .........................................................            12,218           8,642
     Other accrued expenses ...................................................................             9,196          14,930
     Current maturities of long-term debt .....................................................            11,175           6,071
                                                                                                         --------        --------
              Total current liabilities .......................................................            61,557          56,660

LONG-TERM DEBT, less current maturities .......................................................           196,168         197,525

DEFERRED TAXES ................................................................................                            14,198

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock voting, $.01 par value; 100,000,000 shares authorized; 47,803,341 and
         49,131,116 shares issued and outstanding as of December 31, 1996 and September 30,
         1997,  respectively ..................................................................               478             491
     Additional paid-in capital ...............................................................           303,846         333,777
     Accumulated deficit ......................................................................           (39,758)         (4,192)
                                                                                                         --------        --------
              Total stockholders' equity ......................................................           264,566         330,076
                                                                                                         --------        --------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................          $522,291        $598,459
                                                                                                         ========        ========

                              STEEL DYNAMICS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        ---------------------------------       ---------------------------------
                                                        SEPTEMBER 28,       SEPTEMBER 30,       SEPTEMBER 28,       SEPTEMBER 30,
                                                             1996                1997                1996                1997
                                                        -------------       -------------       -------------       -------------
NET SALES:
     Unrelated parties .........................          $  41,545           $  62,086           $  91,019           $ 176,376
     Related parties ...........................             34,412              42,616              83,600             129,103
                                                          ---------           ---------           ---------           ---------
         Total net sales .......................             75,957             104,702             174,619             305,479

Cost of goods sold .............................             62,664              81,003             158,257             231,182
                                                          ---------           ---------           ---------           ---------
GROSS PROFIT ...................................             13,293              23,699              16,362              74,297

Selling, general and administrative expenses ...              3,455               7,471               9,347              19,949
                                                          ---------           ---------           ---------           ---------
OPERATING INCOME ...............................              9,838              16,228               7,015              54,348

Foreign currency gain (loss) ...................                                     (1)                260                 260
Interest expense ...............................             (5,922)             (1,487)            (18,050)             (5,480)
Interest income ................................                378                 251                 957               1,515
                                                          ---------           ---------           ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS .......................              4,294              14,991              (9,818)             50,643

Income tax expense .............................                                  1,954                                   7,452
                                                          ---------           ---------           ---------           ---------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS ........              4,294              13,037              (9,818)             43,191

Extraordinary loss, net of tax .................                                 (7,624)                                 (7,624)
                                                          ---------           ---------           ---------           ---------

     NET INCOME (LOSS) .........................          $   4,294           $   5,413           $  (9,818)          $  35,567
                                                          =========           =========           =========           =========



INCOME (LOSS) PER SHARE BEFORE
  EXTRAORDINARY LOSS ...........................          $     .11           $     .27           $   (0.27)          $     .90
PER SHARE EFFECT OF EXTRAORDINARY LOSS .........                                  (0.16)                                  (0.16)
                                                          ---------           ---------           ---------           ---------
NET INCOME (LOSS) PER SHARE ....................          $     .11           $     .11           $   (0.27)          $     .74
                                                          =========           =========           =========           =========

WEIGHTED AVERAGE SHARES OUTSTANDING ............             38,441              48,540              35,940              48,080
                                                          =========           =========           =========           =========

                              STEEL DYNAMICS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       -----------------------------   -----------------------------
                                                                       SEPTEMBER 28,   SEPTEMBER 30,   SEPTEMBER 28,   SEPTEMBER 30,
                                                                            1996            1997            1996            1997
                                                                       -------------   -------------   -----------     -------------
OPERATING ACTIVITIES:
     Net income (loss) .............................................     $   4,294       $   5,413       $  (9,818)      $  35,567
     Adjustments to reconcile net income (loss) to net cash
     provided (used) in operating activities:
         Depreciation and amortization .............................         5,415           6,078          14,208          17,685
         Foreign currency gain .....................................                             1            (260)           (260)
         Deferred taxes ............................................                        (4,509)                         (3,041)
         Extraordinary loss ........................................                        11,019                          11,019
     Changes in certain assets and liabilities:
              Accounts receivable ..................................        (6,922)         (5,141)        (34,942)         (9,670)
              Inventories ..........................................        (9,881)          3,031         (22,280)         12,113
              Other assets .........................................         1,396          (1,079)            410            (697)
              Accounts payable .....................................         2,926          (2,723)          3,962          (5,527)
              Accrued expenses .....................................         1,513           2,587           3,095           5,993
                                                                         ---------       ---------       ---------       ---------
                Net cash provided (used) in operating activities ...        (1,259)         14,677         (45,625)         63,182
                                                                         ---------       ---------       ---------       ---------

INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment ...................       (17,224)        (49,935)        (29,286)       (131,459)
     Proceeds from government grants ...............................            91                           1,558
     Purchase of short term investments ............................                                        (7,000)
     Maturities of short term investments ..........................         4,000                           4,000
     Other .........................................................          (414)             29            (985)             85
                                                                         ---------       ---------       ---------       ---------
                Net cash used in investing activities ..............       (13,547)        (49,906)        (31,713)       (131,374)
                                                                         ---------       ---------       ---------       ---------

FINANCING ACTIVITIES:
     Issuance of long-term debt ....................................                                        35,157
     Repayments of long-term debt ..................................          (840)         (1,243)         (1,079)         (3,669)
     Issuance of common stock, net of expenses .....................        25,387          29,711          70,482          29,944
     Debt issuance costs ...........................................                          (443)         (3,542)           (454)
                                                                         ---------       ---------       ---------       ---------
                Net cash provided in financing activities ..........        24,547           8,025         101,018          25,821
                                                                         ---------       ---------       ---------       ---------

Increase (decrease) in cash and cash equivalents ...................         9,741          (7,204)         23,680         (42,371)
Cash and cash equivalents at beginning of period ...................        20,823          22,293           6,884          57,460
                                                                         ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period .........................     $  30,564       $  15,089       $  30,564       $  15,089
                                                                         =========       =========       =========       =========

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

In the opinion of management these financial statements reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to a fair statement of the results for the interim periods covered by such statements. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in the Company's 1996 Annual Report on Form 10-K.


2.  INVENTORIES  (in thousands)

                                                December 31,          September 30,
                                                   1996                   1997
                                                ------------          -------------
Raw Materials ....................                $48,065                $28,942
Supplies .........................                 11,854                 14,512
Work in Progress .................                                         3,507
Finished Goods ...................                  5,992                  6,837
                                                  -------                -------
                                                  $65,911                $53,798
                                                  =======                =======


3.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

                                                  Shares                Amount
                                                ----------            ----------
                                                                    (in thousands)
Balance at January 1, 1997 .........            47,803,341            $  304,324
Exercise of stock options ..........                71,804                   307
Issuance of shares .................             1,255,971                29,637
                                                ----------            ----------
Balance at September 30, 1997 ......            49,131,116            $  334,268
                                                ==========            ==========

Effective January 10, 1997, the vesting period under the 1994 Incentive Stock Option Plan for exercise of stock options was reduced to six months after the grant date with respect to one-third of the shares covered by options. This was made effective for all outstanding as well as newly granted options. The remaining two-thirds of the optioned shares retain their original five year vesting period.

Consistent with the 1996 Plan, effective May 21, 1997, options were granted under the 1996 Incentive Stock Option Plan for 94,408 shares at a exercise price of $20.625 per share to substantially all the employees of the Company.

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  NEW PRONOUNCEMENTS

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

In June 1997 the FASB issued SFAS No. 130 "Comprehensive Income" ("SFAS 130"). SFAS 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS 130 on the consolidated financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS 131 on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Net sales totaled approximately $104.7 million for the third quarter of 1997 and $305.5 million for first nine months of 1997. Net sales were approximately $76.0 million for the third quarter of 1996 and $174.6 million for the first nine months of 1996. The increases in net sales for the periods presented are a result of the Company increasing its sales and production as it nears capacity. SDI began commercial production of primary grade steel on January 2, 1996 and has continued to increase its net sales as its production increased. By the third quarter ended September 28, 1996, the Company was operating at an annualized rate of 749,000 tons, or 54% of full capacity. As of September 30, 1997, the Company was operating at an annualized rate of 1.2 million tons, or 86% of full capacity. In addition, the average sales price per prime ton of hot band increased from $348 for the third quarter 1996 to $352 for the third quarter 1997 and the percentage of prime tons produced increased from 87% for the nine months ended September 28, 1996 to 96% for the nine months ended September 30, 1997.

Cost of Goods Sold

Cost of goods sold totaled approximately $81.0 million, or 77% of net sales, for the third quarter of 1997 and approximately $231.2 million, or 76% of net sales, for the first nine months of 1997. Cost of goods sold totaled approximately $62.7 million, or 83% of net sales, for the third quarter of 1996 and approximately $158.3 million, or 91% of net sales, for the first nine months of 1996. Total cost of sales increased as a result of production and sales increases. Management expects total cost of sales to increase as production and sales continue to rise, however, cost of sales as a percentage of sales should continue to improve.

Selling, General and administrative

Selling, general and administrative was approximately $3.5 million and $7.5 million for the third quarter of 1996 and 1997, respectively, and approximately $9.3 million and $20.0 million for the first nine months of 1996 and 1997, respectively. The increases for the three month period and the nine month period ended September 30, 1997 over the corresponding periods for the prior year are predominantly a result of increased start up costs associated with the Cold Mill Project and Iron Dynamics, increased profit sharing expense as a result of favorable operations and increases in administrative expenses as the Company continues to grow as a publicly traded entity.

Interest Expense

Interest expense totaled approximately $5.9 million and $1.5 million for the third quarter of 1996 and 1997, respectively, and approximately $18.1 and $5.5 million for the first nine months of 1996 and 1997, respectively. The decrease in interest expense is primarily due to lower interest rates associated with the amended credit facility, the prepayment of subordinated debt which occurred in December 1996, and capitalized interest associated with the cold mill and caster projects.

Foreign Currency Gain

The foreign currency gains represent transaction gains incurred by the Company for purchases of equipment used within the Company's mini-mill. A portion of the purchase price, as stated within the contract to purchase the equipment, was denominated in German marks. The Company committed to purchase the equipment in December 1993 with settlement of the liability primarily occurring during the construction period of the mini-mill. No commitments for equipment purchases denominated in a foreign currency exist as of September 30, 1997. Foreign currency gain totaled $260,000 for the nine months ended September 28, 1996 and September 30, 1997, respectively.

Interest Income

Interest income totaled approximately $378,000 and $251,000 and the third quarter of 1996 and 1997, respectively, and approximately $957,000 and $1.5 million for the first nine months of 1996 and 1997, respectively.

Taxes

At December 31, 1996, the Company had available net operating losses ("NOLs") for federal income tax purposes of approximately $60.6 million of which $200,000 expire in 2009, $2.4 million expire in 2010 and $58.0 million expire in 2011. Because of the

Company's limited operating history, a valuation allowance has been established for a portion of the deferred tax asset. As the Company continues to be a profitable operation the valuation allowance will continue to be adjusted.

For the nine months ended September 30, 1997, income taxes are computed using the Company's expected annual effective tax rate, which gives effect to the utilization of available net operating loss carryforwards.

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

Net cash used in operating activities totaled approximately $1.3 million for the third quarter of 1996 and $45.6 million for the first nine months of 1996. The use of cash in operating activities for the third quarter and first nine months of 1996 primarily related to the build up of raw material inventory as a result of favorable pricing and the substantial increase in accounts receivable from the beginning of the year as a result of production and sales increases. During the third quarter of 1997, the Company provided net cash of approximately $14.7 million from operating activities resulting from an increase in net income, a non-cash extraordinary loss, and decreases in raw material inventory due to less favorable pricing levels. These cash provisions were offset by an increase in accounts receivable as a result of production and sales increases. During the first nine months of 1997, the Company provided net cash of approximately $63.2 million from operating activities resulting from net income, non-cash charges for depreciation and an extraordinary loss, and an overall net decreased raw material inventory due to less favorable pricing levels. Net cash used in investing activities totaled approximately $13.5 million from the third quarter of 1996, approximately $49.9 million for the third quarter of 1997, approximately $31.7 million and $ 131.4 million for the first nine months of 1996 and 1997, respectively. Investing activities primarily consisted of capital expenditures of approximately $17.2 million and $49.9 million for the third quarter of 1996 and 1997, respectively, and approximately $29.3 million and $131.5 million for the first nine months of 1996 and 1997, respectively for the construction of the Company's existing facilities, the Cold Mill Project, the Caster Project, and Iron Dynamics. Cash provided by financing activities totaled approximately $24.5 million and $28.0 million for the third quarter of 1996 and 1997, respectively, and approximately $101.0 million and $25.8 million for the first nine months of 1996 and 1997, respectively. The 1996 increase in cash provided by financing activities primarily relates to the approximately $35.2 million of proceeds from senior term debt and $70.5 million of proceeds from common stock issuance. The 1997 increase in cash provided by financing activities primarily relates to $30.0 million of proceeds from common stock issuance.

Effective as of June 30, 1997, the Company completed an amendment to the Credit Agreement, which replaced its previous $345.0 million credit facility. The Credit Agreement consists of a $450.0 million credit facility, composed of a $250.0 million five-year revolving credit facility (subject to a borrowing base), $100.0 million 364-day revolving credit facility (subject to extension if approved by all of the lenders, or, if not, converted into a five-year term loan amortizable in equal quarterly installments during the final two years of the five-year term loan period), and a $100.0 million term loan amortizable in equal quarterly installments during the final two years of the term loan period, commencing September 30, 2002. The Credit Agreement is secured by substantially all of the Company's assets (other than as permitted to be excluded in order to secure the IDI Financing).

Borrowings under the Credit Agreement bear interest at floating rates. The Company entered into an interest rate swap agreement on a notional amount of $100.0 million pursuant to which the Company has agreed to make fixed rate payments at 6.935% and will receive LIBOR payments. The maturity date of the interest rate swap agreement is July 2, 2001. The counterparty has the right to extend the maturity date to July 2, 2004 at predetermined interest rates.

As a result of the substantial modifications with the amendment to the Credit Agreement, which was completed on July 9, 1997, the Company incurred an extraordinary loss of approximately $7.6 million (net of a tax benefit of approximately $5.1 million) related to prepayment penalties and the write-off of the financing costs associated with the originally negotiated credit facility.

As of September 30, 1997, the Company's long-term debt (including the current portion) was approximately $203.6 million. Approximately 74% of this indebtedness bears interest at floating rates.

The Company raised approximately $29.6 million (net of expenses) with a public offering in August 1997. As of September 30, 1997, the Company had approximately $15.1 of the offering proceeds million invested in short-term cash investments. In addition to the approximate $14.5 million already expended, this remaining cash will be used for capital and working capital needs through the end of the year.

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

                                     PART II
                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   Exhibits -
               Exhibit 11.1 Statement of Computation of Earnings per Share (page
               10)

         (B)   Reports on Form 8-K for the quarter ended June 30, 1997 -
               None

Item 1 - 5 are not applicable for this reporting period and have been omitted.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 1997

                                        By: /s/ Tracy L. Shellabarger
                                                TRACY L. SHELLABARGER
                                                VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER
                                                (Principal Financial and
                                                     Accounting Officer And Duly
                                                     Authorized Officer)