Form 10-K405
period 1997-12-31
STEEL DYNAMICS INC
filed 1998-03-27
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-21719

                              Steel Dynamics, Inc.
             (Exact name of registrant as specified in its charter)

          Indiana                                                35-1929476
(State or other jurisdiction of                                (IRS employer
incorporation or organization)                              Identification No.)

    4500 County Road 59,  Butler, IN                             46721
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                   Yes X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 26, 1998 as reported on the Nasdaq National Market, was approximately, $1,035,160,997.

As of March 26, 1998, Registrant had outstanding 49,001,704 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Item 10, Item 11 and Item 12 of Part III will be set forth in, and incorporated by reference from, the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998, (the "1997 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1997.

                              STEEL DYNAMICS, INC.

                                Table of Contents

Part I                                                                      Page
                                                                            ----

      Item 1.   Business................................................       1
      Item 2.   Properties..............................................       7
      Item 3.   Legal Proceedings.......................................       7
      Item 4.   Submission of Matters to a Vote of Security Holders ....       7

Part II
      Item 5.   Market for Registrant's Common Equity and Related
                     Stockholder Matters................................       7
      Item 6.   Selected Financial Data.................................       9
      Item 7.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................      11
      Item 8.   Consolidated Financial Statements.......................      16
      Item 9.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures...............      31

Part III
      Item 10.  Directors and Executive Officers of the Registrant......      31
      Item 11.  Executive Compensation..................................      31
      Item 12.  Security Ownership of Certain Beneficial Owners
                     and Management.....................................      31
      Item 13   Certain Relationships and Related Transactions..........      31

Part IV
      Item 14.  Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K................................      35

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

The Company completed construction of its 1.0 million ton ("ton" equals 2,000 pounds) Cold Mill Project during 1997. As a result, the Company is now able to produce further value-added steel products including hot-rolled galvanized, cold-rolled galvanized and cold-rolled products. Steel Dynamics is also in the process of constructing a second melting furnace, a second caster and tunnel furnace, and an additional coiler to expand its annual production capacity of hot-rolled steel from 1.4 million tons to approximately 2.4 million tons (the "Caster Project"). This project is expected to be completed in 1998. Through its wholly-owned subsidiary, Iron Dynamics, Inc. ("IDI"), the Company is also in the process of constructing a 520,000 metric tonne ( "tonne" equals 2,204.6 pounds) annual capacity plant for the manufacture of direct reduced iron ("DRI"). The DRI, after further processing into 470,000 tonnes of liquid pig iron, will be used in SDI's mini-mill as a steel scrap substitute. The Company expects this project to be completed in 1998. IDI is an Indiana corporation.

In addition to the projects under construction at December 31, 1997, the Company was authorized by the Board of Directors to proceed with plans to build a structural mill. The facility is anticipated to have an annual capacity of 900,000 tons, cost approximately $250 million and employ as many as 300 people. Equipment for this mill is currently being procured and construction is expected to begin no later than the fourth quarter of 1998.

(b) Industry Segments.

Steel Dynamics operates in the production and sale of hot-rolled and cold-rolled steel coils.

(c) Description of Business.

Industry Overview

The steel industry has historically been, and continues to be, highly cyclical in nature, influenced by a combination of factors including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and tariffs. The industry has also been affected by other company-specific factors such as failure to adapt to technological change, plant inefficiency, and high labor costs. The Company is particularly sensitive to trends in the automotive, oil and gas, gas transmission, construction, commercial equipment, rail transportation, agriculture and durable goods industries, because these industries are significant markets for the Company's products and are highly cyclical. Steel, regardless of product type, is a commodity affected by supply and demand, and prices have been volatile and have fluctuated in reaction to general and industry- specific economic conditions. Under such conditions, to be successful, a steel company must be a low cost efficient producer and a quality manufacturer.

There are generally two kinds of primary steel producers, "integrated" and "mini-mill." Steel manufacturing by an "integrated" producer involves a series of distinct but related processes, often separated in time and in plant geography. This process generally involves ironmaking followed by steelmaking, followed by billet or slab making, followed by reheating and further rolling into steel plate or bar, or flat-rolling into sheet steel or coil. These processes may, in turn, be followed by various finishing processes (including cold-rolling) or various coating processes (including galvanizing). With integrated producer steelmaking, coal is converted to coke in a coke oven, then combined in a blast furnace with iron ore (or pellets) and limestone to produce pig iron, and then combined with scrap in a "basic oxygen" or other furnace to produce raw or liquid steel. Once produced, the liquid steel is metallurgically refined and then transported to a continuous caster for casting into a billet or slab, which is then further shaped or rolled into its final form.

Typically, though not always, and whether by design or as a result of downsizing or re-configuration, many of these processes take place in separate and remote facilities.

In contrast, a mini-mill employs an electric arc furnace ("EAF") to directly melt scrap steel or steel scrap substitute, thus entirely eliminating the energy-intensive blast furnace. A mini-mill incorporates the melt shop, ladle metallurgical station, casting, and rolling into a unified continuous flow. The melting process begins with the charging of a furnace vessel with scrap steel, carbon, and lime, following which the vessel's top is swung into place and electrodes lowered into the scrap through holes in the top of the furnace. Electricity is then applied to melt the scrap. The liquid steel is then checked for chemistry and the necessary metallurgical adjustments are made while the steel is still in the melting furnace or, if the plant has a separate staging area for that process (as the Company does), the material is transported by a ladle to a ladle metallurgy station. From there, the liquid steel is transported by ladle to a turret at the continuous caster, wherein it is then transferred into a tundish, a kind of reservoir, which controls the flow of the liquid steel into a water-cooled copper-lined mold (collectively, the "caster") from which it exits as an externally solid billet or slab. After a billet is cast, it is then cut to length and either shipped as billets or stored until needed for further rolling or processing (which would involve reheating) or it may be sent directly into the rolling process, after which it may then be cut to length, straightened, or stacked and bundled. In the case of thin-slab casting, however, the slabs proceed directly into a tunnel furnace, which maintains and equalizes the slab's temperature and then, after descaling, into the first stand of the rolling mill operation. In this rolling process, the steel is progressively reduced in thickness. In the case of sheet steel, it is wound into coil and may be sold either directly to end users or to intermediate steel processors or service centers, where it may be pickled, cold-rolled, annealed, tempered, or galvanized.

As a group, mini-mills are generally characterized by lower costs of production and higher productivity than the integrated steelmakers. This is due, in part, to the mini-mills' lower capital costs and to their lower operating costs resulting from their streamlined melting process and smaller, more efficient plant layouts. Moreover, mini-mills have tended to employ a management culture that emphasizes worker empowerment and flexible, incentive-oriented non-union labor practices. The smaller plant size of the mini-mill operation also permits greater flexibility in locating the facility to optimize access to scrap supply, attractive energy costs, infrastructure and markets. Furthermore, the mini-mill's more efficient plant size and layout, which incorporates the melt shop, metallurgical station and casting and rolling in a unified continuous flow under the same roof, have reduced or eliminated costly re-handling and re-heating of partially finished product. Mini-mills, moreover, have tended to be more willing to adapt to newer, more innovative and aggressive management styles, featuring decentralized decision-making. They have also adapted more quickly to the use of newer, more cost effective and efficient machinery and equipment, translating technological advances in the industry into more efficient production more quickly than the integrated mills.

The Company's Products and Applications

The Company's current array of hot-rolled products includes a variety of high quality mild and medium carbon and high strength low alloy hot-rolled bands in 40" to 62" widths and in thicknesses from .500" down to .040" (1 mm). These products are suitable for mechanical and structural tubing, gas and fluid transmission piping, metal building systems, parts and components for automobiles, trucks, trailers, and recreational vehicles, rail cars, ships, barges, and other marine equipment, agricultural equipment and farm implements, lawn, garden, and recreational equipment, industrial machinery and shipping containers. The Company is also able to further process hot-rolled steel coils in its Cold Mill. The Cold Mill products that are produced include hot-rolled galvanized, cold-rolled galvanized and cold-rolled products.

The Company's customers currently consist of intermediate steel processors, steel service centers and end users including manufacturers of cold-rolled strip, oil and gas transmission pipe, and mechanical and structural tubing. Of Steel Dynamics' total net sales for 1997 and 1996, approximately 63% and 71%, respectively, were to steel processors or service centers. These steel processors and service centers typically act as intermediaries between primary steel producers, such as SDI, and the various end user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. The Company expects, even with the completion of the Cold Mill Project, that its intermediate steel processor and service center customers will remain an integral part of its future customer base and plans to continue to sell its hot bands and other products to these customers.

New Product Status

The IDI Project

The IDI Project consists of the design, construction and operation of a facility for the manufacture of DRI and subsequent conversion to liquid pig iron for use by the Company (or, when desired, for resale to others) as a steel scrap substitute. The Company will use the IDI Process (which includes several pending patent applications) which uses low cost iron ore fines that are ultimately reduced to DRI in a rotary hearth furnace using coal as the reductant. The DRI will then be charged into a submerged arc furnace yielding liquid pig iron. Site preparation work on a tract of land contiguous to the Company's Butler Indiana mill site began in the summer of 1997 and foundation work began in September 1997. Subject to any unforeseen events, construction is scheduled to be completed in the third quarter of 1998 at a budgeted cost of approximately $85.0 million. Start-up is scheduled for the fourth quarter of 1998.

New Project Status

The Caster Project

The Caster Project, which the Company believes will enable it to increase its annual production capacity of hot-rolled steel from 1.4 million tons to approximately 2.4 million tons, primarily involves the design and construction of an additional hybrid electric arc furnace, a second thin-slab caster, a second tunnel furnace, a second coiler and minor modifications to the meltshop building. The equipment that has been purchased as a part of the Caster Project is similar in design and use to the equipment that constitutes the existing mini-mill facility. The total cost of the Caster Project is estimated to be approximately $85.0 million and the Company expects start-up in the second quarter of 1998. All significant components of this project have been ordered.

The necessary foundations and infrastructure to house and support this project were pre-planned into the existing plant at the time of its design and construction. The Company believes that these additional tons will allow it to maximize its rolling and finishing capacity in its Cold Mill.

The Structural Mill Project

The Structural Mill Project consists of the design, construction and operation of a greenfield mini-mill which is expected to produce a broad range of structural products dedicated to the construction market. The facility is anticipated to have an annual capacity of 900,000 tons, cost approximately $250 million and employ as many as 300 people. The contract for the first major piece of equipment, consisting of the supply and commissioning of a heavy section structural steel rolling mill, was awarded in early 1998. Other major contracts including the electric arc furnace, ladle metallurgy facility, caster, reheat furnace, mill electrics and overhead cranes are expected to be placed in the first or second quarter of 1998. A mill site has not yet been selected, but construction on this project is expected to begin in 1998.

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

Steel scrap is the single most important raw material used in the Company's steelmaking process, typically representing approximately 45% to 60% of the direct cost of a ton of hot-rolled steel coil. All steel scrap, however, is not the same. As it relates to final product quality, EAF flat-rolled producers, such as the Company, can only tolerate a maximum .2% level of "residuals" (i.e. non-ferrous metallic contamination such as copper, nickel, tin, chromium, and molybdenum, which, once having been dissolved into steel cannot be refined out). In order for the scrap melt to provide this level of quality under present circumstances (without the anticipated availability of future scrap substitute products), the mill must use approximately 60% of "low residual" steel scrap or an equivalent material. Such low residual scrap generally takes the form of No. 1 dealer bundles, No. 1 factory bundles, busheling, and clips. The Company uses various grades of higher residual (and thus less expensive) scrap in its melt mix, which it blends with its low residual scrap to keep within final tolerances. Many variables impact scrap prices, the most critical of which is U.S. steel production.

Generally, as steel demand increases, so does scrap demand (and resulting prices). The Company believes that the demand for low residual steel scrap will rise more rapidly than the supply in the coming years. This belief has prompted the Company, as a means of maintaining a low metallics cost, to seek and secure both a strong and dependable source through which to purchase steel scrap of all grades, including low residual scrap, and a reliable source for lower cost steel scrap substitute resources. The Company has accomplished this through a long-term scrap purchase agreement with OmniSource Corporation ("OmniSource"), and, in addition to its own IDI Project, through a long-term purchase contract for iron carbide with Qualitech Steel Corporation ("Qualitech"). To the extent that the Company will be able to introduce the relatively pure pig iron that it expects to obtain from IDI's DRI (commencing in 1998) and from Qualitech's iron carbide production facility, Steel Dynamics believes that it will be able to use greater amounts of lower-priced higher residual scrap in its melt and still remain within acceptable limits with the use of these scrap substitutes.

Steel Scrap

The Company has a long-term contract with OmniSource, an affiliate of Heavy Metal, L.C., a stockholder of the Company. Pursuant to this agreement, OmniSource has agreed to act as the Company's exclusive scrap purchasing agent and to use its best efforts to locate and secure for the Company's mini-mill such scrap supplies as the Company may from time-to-time wish to purchase, at the lowest then available market prices for material of like grade, quantity and delivery dates. The cost to the Company of OmniSource-owned scrap is the price at which OmniSource, in bona fide market transactions, can actually sell material of like grade, quality and quantity. With respect to general market scrap, the cost to the Company is the price at which OmniSource can actually purchase that scrap in the market (without mark-up or any other additional cost). For its services, OmniSource receives a commission per gross ton of scrap received by Steel Dynamics at its mini-mill. All final decisions regarding scrap purchases belong to the Company, and the Company maintains the sole right to determine its periodic scrap needs, including the extent to which it may employ steel scrap substitutes in lieu of or in addition to steel scrap. No commission is payable to OmniSource for scrap substitutes purchased or manufactured by the Company.

During 1997 and 1996, the Company purchased approximately 933,000 and 1,069,000 tons, respectively, of steel scrap from OmniSource. Although SDI expects that its total output in tons of flat-rolled steel coil will increase from 1.4 million to approximately 2.4 million after the completion of the Caster Project, the Company expects that its receipt of substantial quantities of steel scrap substitute material, both iron carbide from Qualitech and liquid pig iron from the IDI Project, will mitigate its continued dependency on low residual steel scrap. Steel Dynamics believes that its scrap purchasing relationship with OmniSource, provides the Company with excellent access to available steel scrap within its primary scrap generation area.

Steel Scrap Substitutes

In June 1996, the Company entered into an Iron Carbide Off-Take Agreement (the "Iron Carbide Agreement") with Qualitech, in whose parent SDI is a 4% stockholder. The Iron Carbide Agreement is for five years, running from the time that Qualitech begins commercial production of iron carbide, and is subject to renewal. Qualitech is building a 660,000 tonne annual capacity iron carbide facility in Corpus Christi, Texas, of which 300,000 tonnes annually is expected to be sold to Steel Dynamics at a formula purchase price based on various components of Qualitech's costs of production, which the Company believes is favorable, and with a ceiling price which SDI believes will be favorable relative to the price of steel scrap. The Company will purchase iron carbide from Qualitech during Qualitech's ramp-up commencing in 1998, although the amount of iron carbide that SDI can anticipate receiving during that period is unknown. In addition to the Iron Carbide Agreement, the Company has formed IDI, which is designing and constructing a 520,000 tonne capacity rotary hearth-based DRI production facility.

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

Gas

The Company uses approximately 4,700 decatherms ( a decatherm is equivalent to 1 million BTUs or 1,000 cubic feet) of natural gas per day. The Company has a "Primary Firm" delivery contract on the Panhandle Eastern Pipeline that extends through April 2008. The Company is also currently negotiating a "Primary Firm" delivery contract with NIPSCO/NIFL/Crossroads ("LDC") that extends through October 2005.

The Company maintains a liquid propane tank farm on site with sufficient reserves to sustain operations for approximately four days in the event of an interruption in the natural gas supply.

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

Patents and Trademarks

The Company filed an application with the U.S. Patent and Trademark Office to register the mark "SDI" and an accompanying design of a steel coil. The mark was published on September 3, 1996, in the Official Gazette and not opposed within 30 days. A notice of allowance was issued. The registration certificate will be issued upon approval of the specimen of the trademark. IDI has filed three patent applications with the U.S. Patent and Trademark Office relating to its methods of producing low sulfur DRI.

Key Customers

The Company's largest customers, Heidtman Steel Products, Inc. ("Heidtman") and Preussag Stahl AG ("Preussag") are also related parties. They accounted, in the aggregate, for approximately 41% and 48% of Steel Dynamics' total net sales in 1997 and 1996, respectively. While the loss of either Heidtman or Preussag as a customer, or a significant reduction in the business generated by Heidtman or Preussag, might have a material adverse effect on the Company's results of operations, the Company believes its relationships with these two companies have enabled it to baseload the mill, thus helping to ensure consistent and sufficient plant utilization. Heidtman and Preussag are the only two customers of SDI that have accounted, individually, for more than 10% of the Company's net sales in 1997 or 1996.

Backlog

The Company's backlog for hot-rolled and cold-rolled products amounted to $90.5 million (255,600 tons) at December 31, 1997 and $78.8 million (222,800 tons) at December 31, 1996. The 1997 backlog is believed to be generally firm, and 100% of that amount is expected to be shipped during 1998.

Competitive Conditions

Competition within the steel industry can be intense. The Company competes primarily on the basis of price, quality, and the ability to meet customers' product specifications and delivery schedules. Many of the Company's competitors are integrated steel producers which are larger, may have substantially greater capital resources and experience, and, in some cases, have lower raw material costs than the Company. The Company also competes with other mini-mills which may have greater financial resources. The highly competitive nature of the industry, combined with excess production capacity in some products, has, and may in the future, exert downward pressure on prices for certain of the Company's products. In addition, in the case of certain product applications, steel competes with other materials, including plastics, aluminum, graphite composites, ceramics, glass, wood and concrete.

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

Employees

SDI's work force consisted of 455 employees as of March 2, 1998. In addition, IDI had eleven employees as of March 2, 1998. The Company's employees are not represented by labor unions. The Company believes that its relationship with its employees is good.

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

Production employees are eligible to participate in two cash bonus program, the production bonus and the conversion cost bonus programs. The production bonus, if any, is based upon the quantity of quality product produced that week. The amount of the production bonus is determined for, and allocated to, each shift of employees. Depending upon the amount of quality product produced, the bonus may be equal to or greater than the base hourly wage paid to an employee. The conversion cost bonus is determined and paid on a monthly basis based on the costs for converting raw material into finished product. The program is intended to encourage employees to be efficient in converting scrap and scrap substitutes into finished steel, or, in the case of Cold Mill employees, converting hot-rolled bands into value-added products. Costs of scrap and scrap substitutes, over which the production employees have no control, are not considered.

The Company has also established a cash bonus plan for non-production employees, including accountants, engineers, secretaries, accounting clerks and receptionists. Bonuses under the plan are based upon the Company's return on assets.

Foreign and Domestic Operations and Export Sales

Of the Company's total net sales in 1997 and 1996, sales outside the continental United States accounted for less than 6%. Pursuant to the Preussag Purchasing Agreement, the Company has appointed Preussag its preferred distributor for all sales to customers outside the United States, Canada and Mexico. Under the Preussag Purchasing Agreement, if the Company wishes to sell in the Export Territory, it must notify Preussag of the products available for sale and the price of these products. Preussag must then use its best efforts to solicit these sales and to present the Company with any purchase orders for the product, which the Company may then accept or reject. Sales within the Export Territory are for Preussag's own account, regardless of whether Preussag is purchasing for its use or for resale. If the Company receives an unsolicited offer to purchase any products from a prospective customer in the Export Territory, the Company must notify Preussag of the terms and Preussag has a right of first refusal to effect the purchase. For sales in the Export Territory, Preussag is entitled to a sales commission in addition to any other applicable discounts or rebates.

The Company has also entered into a "second look" export sales agreement for such international sales with Sumitomo Corporation of America ("Sumitomo"). Sumitomo is also a stockholder in the Company. In addition, the Company's Iron Dynamics subsidiary has entered into a license agreement with Sumitomo pursuant to which Sumitomo is authorized, on an exclusive world-wide basis (except for the U.S. and Canada), and subject to certain exception, to sub-license others or to use any proprietary know-how or other intellectual property related to the IDI Project. Such license rights contemplate that Sumitomo will build and construct plants using this technology for itself or for others. Sumitomo has also entered into an agreement with IDI under which IDI has agreed to sell to or through Sumitomo up to 50% of any DRI that IDI manufactures starting in 1998 and which Steel Dynamics, Inc. does not retain for its own consumption.

ITEM 2. PROPERTIES

The Company's plant and administrative offices are located on a greenfield site, which is approximately 840 acres, in DeKalb County, Indiana. The production facilities consist of a series of contiguous buildings that represent distinct production activities. The meltshop portion of the building consists of approximately 140,000 square feet and houses the melting and casting operations. The tunnel furnace consists of approximately 54,500 square feet, and the Hot Mill building, that houses the rolling operations, consists of approximately 290,000 square feet. The continuous pickle line building, which connects the Hot Mill building and the Cold Mill building consists of approximately 51,000 square feet. The remaining portion of the Cold Mill building that houses two hot-dipped galvanizing lines, a semi-tandem two-stand reversing mill, batch annealing furnaces and a temper mill encompasses over 516,000 square feet. The new IDI facility, presently under construction, will consist of a 150,000 square foot plant and a 7,500 square foot administrative office building.

Office buildings on site consist of a general administrative office, a building for hot-rolling, engineering and safety employees, a cold mill office building, a melt/cast office building and a shipping office. An employee services building that includes a shower and locker room, along with the plant cafeteria is also part of this site.

Properties that are currently under construction at the Butler, Indiana site include the Caster Project and the IDI Project, both of which are estimated to be completed in 1998. The Caster Project involves the construction of a second melting furnace, a second caster and tunnel furnace, and an additional coiler. The equipment under construction is similar to the equipment already being used by the company.

Other support facilities include a bag house and a water treatment system with buildings located at various places in the plant. The bag house captures the gasses from the melting operation and cleans them to comply with all federal emission standards. The water treatment system cleans, cools and recirculates the water used by the plant in various processes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market under symbol STLD. The Company's Common Stock has been publicly traded since November 21, 1996, the effective date of the initial public offering of its Common Stock. The Company's Common Stock went public at $16.00 per share. The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the Common Stock:

     1997                                      High                       Low
     ----                                      -----                      ---
       First Quarter                          25.375                    17.375
       Second Quarter                         26.375                    16.500
       Third Quarter                          28.750                    22.750
       Fourth Quarter                         24.250                    15.750

     1996                                      High                       Low
     ----                                      -----                      ---
       First Quarter                             *                         *
       Second Quarter                            *                         *
       Third Quarter                             *                         *
       Fourth Quarter                         21.000                    16.750

*The Company was not publicly traded.

As of March 26, 1998, there were 49,001,704 shares of Common Stock outstanding and held beneficially by approximately 13,500 stockholders. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 512) is not representative of the number of beneficial holders.

On December 11, 1997, the Board of Directors authorized the Company to repurchase up to 5% of its Common Stock. Under the program, shares may be purchased from time to time at prevailing market prices. As of March 26, 1998, the Company had repurchased 135,000 shares at an average price of $16.41 per share.

The Company has never declared or paid cash dividends on its Common Stock. The Company currently anticipates that all of its future earnings will be retained to finance the expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors, after taking into account various factors, including the Company's financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and plans for expansion. In addition, pursuant to the Company's restated Credit Agreement dated as of June 30, 1997, with Mellon Bank, N.A. and other participating banks, the Company may only pay dividends in an aggregate cumulative amount not exceeding cumulative net income for the period from January 1, 1997 through the then most recently completed fiscal quarter.

In addition, Iron Dynamics, Inc., the Company's wholly-owned subsidiary, is restricted pursuant to its credit agreement from declaring or making any dividends except in the event certain covenants are met, and then only in certain amounts.

ITEM 6. SELECTED FINANCIAL DATA

The following is selected audited consolidated financial data of the Company for the period from September 7, 1993 (date of inception) through December 31, 1993 and as of and for the years ended December 31, 1994, 1995, 1996 and 1997. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Steel Dynamics, Inc. and notes thereto contained elsewhere in this Form 10-K.

                                                                                                 September 7, 1993
                                                             Years Ended December 31,            (Date of Inception)
                                               ------------------------------------------------       through
                                                  1997         1996         1995         1994    December 31, 1993
                                               ---------    ---------    ---------    ---------  -----------------
                                                          (dollars in thousands, except per share data)
Statement of Operations Data:
Net sales ..................................   $ 420,132    $ 252,617    $     137
Cost of goods sold .........................     330,529      220,563        3,169
                                               ---------    ---------    ---------    ---------      ---------
  Gross profit (loss) ......................      89,603       32,054       (3,032)
Selling, general and administrative expenses      24,449       13,838       13,580    $   4,192      $   1,159
                                               ---------    ---------    ---------    ---------      ---------
  Income (loss) from operations ............      65,154       18,216      (16,612)      (4,192)        (1,159)
Foreign currency gain (loss) ...............         260          328       (3,272)      (4,952)
Interest expense ...........................      (7,697)     (22,684)        (564)         (43)            (2)
Interest income ............................       1,654        1,581          560          307              1
                                               ---------    ---------    ---------    ---------      ---------
  Income (loss) before income taxes
    and extraordinary loss .................      59,371       (2,559)     (19,888)      (8,880)        (1,160)
Income tax expense .........................       7,813
                                               ---------    ---------    ---------    ---------      ---------
  Income (loss) before extraordinary loss ..      51,558       (2,559)     (19,888)      (8,880)        (1,160)
Extraordinary loss, net of tax (1) .........      (7,624)      (7,271)
                                               ---------    ---------    ---------    ---------      ---------
  Net Income (loss) ........................   $  43,934    $  (9,830)   $ (19,888)   $  (8,880)     $  (1,160)
                                               =========    =========    =========    =========      =========

Basic earnings per share:
Net income (loss) before extraordinary loss    $    1.07    $   (0.07)   $    (.62)   $    (.36)     $    (.07)
Extraordinary loss .........................       (0.16)       (0.21)
                                               ---------    ---------    ---------    ---------      ---------
Net income (loss) ..........................   $    0.91    $   (0.28)   $    (.62)   $    (.36)     $    (.07)
                                               =========    =========    =========    =========      =========

Diluted earnings per share:
Net income (loss) before extraordinary loss    $    1.06    $   (0.07)   $    (.62)   $    (.36)     $    (.07)
Extraordinary loss .........................       (0.16)       (0.21)
                                               ---------    ---------    ---------    ---------      ---------
Net income (loss) ..........................   $    0.90    $   (0.28)   $    (.62)   $    (.36)     $    (.07)
                                               =========    =========    =========    =========      =========

                                                                            December 31,
                                               ---------------------------------------------------------------
                                                  1997         1996         1995         1994           1993
                                               ---------    ---------    ---------    ---------      ---------
                                                                   (dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents ...................  $    8,618   $  57,460    $   6,884    $  28,108      $     117
Working capital .............................      58,774      95,873      (14,488)       8,230            (29)
Net property, plant and equipment ...........     491,859     339,263      274,197       54,566            200
Total assets ................................     640,882     522,291      320,679       94,618            521
Long-term debt (including current maturities)     219,541     207,343      223,054       11,949            800
Stockholders' equity (deficiency) ...........     337,595     264,566       62,972       62,536           (429)

Other Data:
Number of employees .........................         425         293          214           30              3
Shares outstanding at year end (000's) ......      49,056      47,803       28,645       28,060         13,436
Shipments (net tons) (2) ....................   1,205,247     793,848
Hot band production (net tons) (2) ..........   1,181,983     814,561
Prime ton percentage - hot band (2) .........        95.3        89.0
Yield percentage - hot band (2) .............        89.0        87.4
Effective capacity utilization - hot band (2)        84.4        58.2
Man-hours per hot band net ton produced (2) .         .56         .71

(1) The 1997 extraordinary loss of approximately $7.6 million (net of a tax benefit of approximately $5.1 million) relates to the write-off of financing costs related to the completion of an amendment to the Credit Agreement dated June 30, 1997. The 1996 extraordinary loss of approximately $7.3 million relates to the write-off of financing costs, the unamortized discount and a prepayment fee in connection with the prepayment of debt with proceeds from the initial public offering.

(2)   Commercial grade production began January 2, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Steel Dynamics, Inc. owns and operates a new, state-of-the-art flat-rolled steel mini-mill, which commenced commercial operations in January 1996. The Company was founded in September 1993 by Keith E. Busse, Mark D. Millett and Richard P. Teets, Jr. These individuals pioneered the development of thin-slab/flat-rolled compact strip production technology and directed the construction and operation of the world's first thin-slab/flat-rolled mini-mill. Building on their past experience with CSP technology, management founded SDI to produce steel more efficiently, at a lower cost and of higher quality. Steel Dynamics' goal is to become the low cost producer of a broad range of flat-rolled steel products, including hot-rolled, cold-rolled and galvanized sheet, and to serve more markets than any other flat-rolled mini-mill. In addition, the Company intends to participate in the development and use of new technologies to produce a broad range of steel products. The Company commenced construction of the mini-mill in October 1994 and commissioned it in December 1995.

Management strategically located the mini-mill within close proximity to its natural customer base, steel service centers and other end users, abundant supplies of automotive and other steel scrap, competitive sources of power, and numerous rail and transportation routes. The Company believes that its strategic location provides it with sales and marketing as well as production cost advantages. The Company has secured a stable baseload of sales through long-term "off-take" contracts with two major steel consumers. The Company has also sought to assure itself of a secure supply of steel scrap and scrap substitutes. This has been accomplished, in part, through a long-term scrap purchasing services contract with OmniSource, one of the largest scrap dealers in the Midwest. In addition, SDI has entered into a long-term 300,000 tonne per year "off-take" contract to purchase iron carbide from Qualitech's iron carbide facility that is under construction in Corpus Christi, Texas. This facility is expected to be completed in 1998. Finally, the Company will produce scrap substitute material through its wholly owned subsidiary, Iron Dynamics, Inc.

The Company, pursuant to plans to develop downstream processing facilities, completed construction of its Cold Mill Project during 1997. The Cold Mill Project, which began construction in 1996, enables the Company to produce further value-added steel products including hot-rolled and cold-rolled galvanized products along with cold-rolled products. This project has an annual capacity of 1.0 million tons and includes a continuous pickle line, a semi-tandem two-stand reversing mill, two galvanizing lines, batch anneal furnaces and a temper mill. By the end of 1997, all lines were operating and were in the process of ramping up to full production.

In addition, during 1997, construction was started on the Caster Project that entails the construction of a second melting furnace, a second caster and tunnel furnace, and an additional coiler. This project, that is expected to be completed during 1998, is expected to increase the production of hot-rolled steel from the current expected capacity of 1.4 million tons to 2.4 million tons.

During 1997, the Company, through it's wholly-owned subsidiary IDI, started construction of a facility to produce 520,000 tonnes of direct reduced iron that will subsequently be further processed into 470,000 tonnes of liquid pig iron. SDI will use the liquid pig iron as a steel scrap substitute in its melt mix. The facility is being constructed adjacent to SDI's melt shop. This project is expected to be completed in 1998.

Results of Operations

Net Sales 1997, 1996 and 1995

The Company's net sales are a function of net tons shipped, prices and mix of products. SDI has not entered into any fixed-price, long-term (exceeding one calendar quarter) contracts for the sale of steel. Although fixed price contracts may reduce the risk of price declines, these contracts also limit the ability of the Company to take advantage of price increases. All of the Company's orders are taken at its announced pricing levels with price discounts for high volume purchases when appropriate. SDI is also able to charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based upon the cost of production. Beginning in 1997, the Company was able to produce further value-added products in its Cold Mill that included hot-rolled and cold-rolled galvanized products, along with cold rolled products. These products allow the Company to charge premium prices.

Net sales increased to $420.1 million in 1997 from $252.6 million in 1996, a 66% increase for the year. The Company shipped approximately 1,046,000 tons of hot bands during 1997 compared to approximately 794,000 tons that were shipped in 1996. During 1997, the Company began producing and shipping Cold Mill products including pickled and oiled coils, cold-rolled coils, hot-rolled galvanized coils and cold-rolled galvanized coils. Approximately 159,000 tons of Cold Mill product was shipped during 1997, the first year of operations of the Cold Mill.

During 1995, Steel Dynamics, Inc. had no net sales other than $137,000 that occurred in December of 1995 from the sales of approximately 600 tons of secondary grade steel.

The pricing for hot bands for 1997 increased to an average of approximately $353 per prime ton of steel as compared to approximately $336 per prime ton of steel in 1996. Although there was an overall increase in hot band pricing for the 1997 calendar year, the pricing fluctuated quarterly based upon market pressures. As a result, the pricing for hot bands declined in the third and fourth quarters of 1997 from the first and second quarters from an average price of approximately $359 per ton to an average price of approximately $346 per ton. For the most part, the products produced in the Cold Mill for 1997 reflected a price below market price on a per ton basis as a result of the Company's desire to gain market acceptance as well as a high ratio of non-prime versus prime classification of steel due to the start-up of the new lines.

Of the Company' shipments for the calendar years 1997 and 1996, approximately 41% and 48%, have been purchased in aggregate, respectively, by Heidtman Steel Products, Inc. (or affiliates thereof) and Preussag Stahl AG (or affiliates thereof) pursuant to long-term "off-take" contracts based upon market pricing.

Cost of Goods Sold 1997, 1996 and 1995

All direct and indirect manufacturing costs are included in cost of goods sold. The principal elements of the Company's cost of goods sold are steel scrap and scrap substitutes, electricity, natural gas, oxygen, argon, electrodes, alloys, depreciation, direct and indirect labor and benefits.

Steel scrap and scrap substitutes represent the most significant component of the Company's cost of goods sold. Although SDI believes that there will be an ample supply of high quality, low residual scrap in the future, the Company recognizes that the construction of additional mini-mills have led to increased demand for, and higher prices of, steel scrap. The Company believes that, over the long-term, prices of steel scrap will continue to be volatile but its price ranges will likely increase. To mitigate this, the Company has pursued a three-part strategy to secure access to adequate supplies of steel scrap and low cost scrap substitute materials. First, the Company entered into a long-term steel scrap contract with OmniSource. Second, the Company entered into a long-term "off-take" contract with Qualitech to provide iron carbide. Third, IDI is constructing a facility to produce liquid pig iron.

The Company also has negotiated, or is in the process of renegotiating, contracts for the supply of other significant raw materials. The Company purchases its electricity from American Electric Power pursuant to a contract that extends through 2005. The contract designates a portion of the Company's load as "firm" with a majority of the load designated as "interruptible". The Company has a "Primary Firm" delivery contract on the Panhandle Eastern Pipeline that extends through April 2008. The Company is also negotiating a "Primary Firm" delivery contract with NIPSCO/NIFL/Crossroads ("LDC") that would extend through October 2005. SDI purchases all of its requirements for oxygen and argon from Air Products which built a large plant adjacent to the SDI mini-mill. As a result, the Company has been able to buy its oxygen and argon at prices SDI believes to be favorable. SDI purchases its other raw materials such as electrodes and alloys in the open market from various sources. Their availability and price are subject to market conditions.

For the calendar years ended 1997 and 1996, total cost of goods sold was $330.5 million and $220.6 million, respectively. Gross margin for 1997 and 1996 was $89.6 million and $32.1 million, respectively. As a percentage of net sales, cost of goods sold was approximately 79% and 87%, respectively. The increase in gross margin for 1997 can be attributed to the increase in tons produced along with the resulting operating efficiencies during the second full year of production. For the calendar year 1995, cost of goods sold associated with the production of tons beginning in December was $3.2 million.

Scrap, as a percentage of direct hot band production costs, was 59% and 56% for 1997 and 1996, respectively. Scrap costs increased from 58% in the first half of 1997 to 60% in the second half of 1997.

The Company anticipates that cost of goods sold as a percentage of sales will continue to improve as hot mill production nears capacity, the Cold Mill Project continues its ramp up to capacity and the Caster Project begins production.

Selling, General and Administrative 1997, 1996 and 1995

Selling, general and administrative expenses ("SG&A") are comprised of all costs associated with the sales, finance and accounting, materials and transportation, and administrative departments. These costs include, among other items, labor and benefits, professional services, property taxes, profit sharing expense and start-up costs associated with new projects.

For the years ended 1997, 1996 and 1995, selling, general and administrative expenses were $24.4 million, $13.8 million and $13.6 million, respectively. As a percentage of net sales, SG&A represented approximately 5.8% and 5.5% for 1997 and 1996, respectively. Of the $24.4 million of SG&A expenses in 1997, approximately $6.9 million were start-up costs related to the Cold Mill Project, IDI and the Caster Project.

Interest Expense 1997, 1996 and 1995

During construction of the mini-mill and the other projects, the costs related to construction expenditures are considered assets qualifying for interest capitalization. Capitalized interest for the years ended 1997, 1996 and 1995 was approximately $8.1 million, $1.0 million and $10.1 million. Interest expense for the same periods was approximately $7.8 million, $22.7 million and $564,000, respectively. The low level of interest expense in 1995 reflects the effect of capitalizing interest related to constructed assets. Interest costs for 1997 also reflect the effect of the amended credit agreement that was effective June 30, 1997 which provided lower effective interest rates on the senior debt. In addition, the subordinated notes that carried higher effective rates were prepaid in full in November 1996. See discussion in Liquidity and Capital Resources.

Extraordinary Loss 1997 and 1996

The Company entered into a Credit Agreement with a group of banks (the "Credit Agreement") on June 30, 1994. Effective June 30, 1997, the Company completed an amendment to the Credit Agreement, which replaced its $345.0 million credit facility with a new $450.0 million facility. In addition to an increase in the outstanding facility available, the amended facility provided for lower LIBOR borrowing margins, extended effective maturities and reduced covenants. As a result of the substantial modifications, the Company incurred an extraordinary loss of approximately $7.6 million (net of a tax benefit of approximately $5.1 million) related to prepayment penalties and the write off of the capitalized financing costs associated with the originally negotiated credit facility.

During the fourth quarter of 1996, the Company prepaid its subordinated notes with a portion of the proceeds from its initial public offering, which was consummated in November 1996. The extraordinary loss of $7.3 million related to prepayment costs and the write off of financing costs associated with the procurement of this debt.

Taxes 1997, 1996 and 1995

The provision for income taxes for 1997 was $7.8 million. For 1996 and 1995, as a result of the limited operating history, a valuation allowance for net deferred tax assets was provided. During 1997, the valuation allowance was eliminated, thereby reducing the effective tax rate for the year. The components of income tax expense and the deferred tax assets and liabilities are described in Note 4 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Steel Dynamics' business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in its steelmaking and finishing operations and compliance with environmental laws. The Company's short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments on its indebtedness. SDI has met these liquidity requirements with cash provided by equity, long-term borrowings, state and local grants and capital cost reimbursements.

At December 31, 1997, cash and cash equivalents totaled $8.6 million compared to $57.5 million as of December 31, 1996. Cash generated from operating activities during 1997 was $85.7 million, primarily due to the Company's net income, depreciation, and increases in accounts payable and accrued expenses. During 1996, the Company used cash in operating activities of $51.6 million primarily due to net losses incurred and the build-up of inventories and accounts receivables as the Company began commercial production.

The Company has, and will continue to have, significant capital expenditures relating to the various expansion projects. The Cold Mill Project, which was completed in 1997, the Caster Project and the IDI Project used cash during 1997 of approximately $175.2 million. During 1996 capital expenditures of $83.7 million were incurred related to the original mill and for the Cold Mill Project. Capital expenditures will be incurred during 1998 for the completion of the Caster Project, the completion of the IDI Project and for the start of the Structural Mill Project. The Structural Mill Project is expected to cost $250.0 million and is anticipated to be completed in the fourth quarter of 1999.

It is anticipated that the projects will be financed through cash provided by operating activities and borrowings from the Company's Credit Agreement. In anticipation of all the planned projects, the Company, effective June 30, 1997, completed an amendment to the Credit Agreement, which replaced its previous $345.0 million credit facility. The amended Credit Agreement consists of a $450.0 million credit facility, composed of a $250.0 million five-year revolving credit facility (which is subject to a borrowing base), a $100.0 million 364-day revolving credit facility (subject to extension if approved by all the lenders, or, if not, converted into a five-year term loan amortizable in equal quarterly installments during the final two years of the five-year term loan period) and a $100.0 million term loan amortizable in equal quarterly installments during the final two years of the term loan period, commencing September 30, 2002. Total debt as of December 31, 1997 and 1996 was $219.5 million and $207.3 million, respectively. The current maturities of long-term debt as of December 31, 1997 and 1996 were $6.1 million and $11.2 million, respectively.

The Company entered into an interest rate swap agreement with a notional amount of $100.0 million pursuant to which the Company has agreed to make fixed rate payments at 6.935% and will receive LIBOR payments. The maturity date of the interest rate swap agreement is July 2, 2001. A counterparty has the right to extend the maturity date to July 2, 2004 at pre-determined interest rates.

Iron Dynamics, Inc. entered into a credit agreement with a group of banks as of December 31, 1997 (the "IDI Credit Agreement"). The IDI Credit Agreement consists of a $65.0 million credit facility, composed of a $10.0 million three-year revolving credit facility (subject to a borrowing base) and a $55.0 million eight-year senior term loan facility. At December 31, 1997, there were no amounts outstanding under the IDI Credit Agreement. IDI is required to pay a commitment fee ranging from .125% to .375% annually depending upon the period of time and the principal amount of the unused borrowing capacity. The IDI Credit Agreement requires Iron Dynamics to maintain certain covenants, the most restrictive of which are requirements to maintain a minimum tangible net worth, a minimum fixed charge service coverage ratio, and a maximum negative earnings before income taxes, depreciation, and amortization. Additionally, the IDI Credit Agreement limits the indebtedness of Iron Dynamics, limits capital expenditures and restricts the payment of dividends by IDI.

In addition to the IDI Credit Agreement, Iron Dynamics signed a letter of intent with American Electric Power Financial Services to provide a $6.5 million seven-year loan. The electric utility loan will be secured by on-site power distribution and related equipment. The interest rate for the loan will be tied to 90 day commercial paper rates with an option to establish a fixed interest rate based on an average of one, three, and five year U.S. Treasuries.

The Company believes that the liquidity provided from existing cash and cash equivalents, cash from operating activities and the credit facilities will be sufficient for the working capital and capital expenditure requirements for 1998. However, the Company may, if it believes that circumstances warrant, increase its liquidity through the issuance of additional equity or debt to finance additional growth or take advantage of other business opportunities.

During 1997, the Company raised approximately $29.6 million (net of expenses) in a public offering by issuing 1,255,971 shares at a net offering price of $24.00 per share. This offering followed the Company's initial public offering that was effective November 21, 1996 in which the Company received approximately $140.2 million in net proceeds. The Company issued 9,375,000 shares at a net offering price of $15.08 per share. The Company used a portion of the net proceeds from the initial public offering to repay the $55.0 million principal amount subordinated notes that were issued by the Company. The remaining proceeds were used for capital expenditures and working capital purposes.

Also during 1996, the Company raised approximately $25.4 million of net proceeds from the private placement of its common stock. Approximately $20.0 million of the proceeds were dedicated to the IDI Project. The remaining proceeds were for capital expenditure or working capital purposes.

During 1997, the Board of Directors authorized the Company to repurchase up to 5% of its common stock. Under the program, shares may be purchased from time to time at prevailing market prices. As of March 26, 1998, the Company had repurchased 135,000 shares at an average price of $16.41 per share.

The Company has not paid any dividends on its common stock.

Environmental Expenditures and Other Contingencies

SDI has incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. SDI believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and SDI may become subject to more stringent environmental laws and regulations in the future.

Inflation

SDI does not believe that inflation has had a material effect on its results of operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statements Nos. 130 and 131 that SDI will be required to adopt in future periods. (See Note 1 in the Notes to the Consolidated Financial Statements for further discussion.)

Year 2000

The Company does not anticipate that expenditures to ensure that its computerized systems are year 2000 compliant will have a material impact on its financial position, results of operations or cash flows. Although the Company does not anticipate that third-party non-compliance, if any, will have a material impact on the Company, the Company's operations could be at risk if its suppliers and other third-parties fail to adequately address the problem.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report...........................................       17

Consolidated Balance Sheets as of December 31, 1997and 1996............       18

Consolidated Statements of Operations for each of the
  three years in the period ended December 31, 1997....................       19

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended December 31, 1997....       20

Consolidated Statements of Cash Flows for
  each of the three years in the period ended December 31, 1997........       21

Notes to Consolidated Financial Statements.............................       22

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel Dynamics, Inc.

      We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steel Dynamics, Inc. as of December 31, 1997and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/S/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP
Indianapolis, Indiana
January 19, 1998

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                              December 31,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................   $   8,618    $  57,460
   Accounts receivable, net of allowance for
     doubtful accounts of $680 and $628 as of
     December 31, 1997 and 1996, respectively ........      33,465       14,600
   Accounts receivable-related parties ...............      11,210       17,860
   Inventories .......................................      60,163       65,911
   Deferred income taxes .............................      19,688
   Other current assets ..............................       2,158        1,599
                                                         ---------    ---------
         Total current assets ........................     135,302      157,430

PROPERTY, PLANT, AND EQUIPMENT, NET ..................     491,859      339,263

DEBT ISSUANCE COSTS, less accumulated
   amortization of $254 and $1,548 as of
   December 31, 1997 and 1996, respectively ..........         957       12,405

RESTRICTED CASH ......................................       2,976        2,905

OTHER ASSETS .........................................       9,788       10,288
                                                         ---------    ---------

         TOTAL ASSETS ................................   $ 640,882    $ 522,291
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..................................   $  39,347    $  28,968
   Accounts payable-related parties ..................      15,352       12,218
   Accrued interest ..................................       2,319          338
   Other accrued expenses ............................      13,366        8,858
   Current maturities of long-term debt ..............       6,144       11,175
                                                         ---------    ---------
         Total current liabilities ...................      76,528       61,557

LONG-TERM DEBT, less current maturities ..............     213,397      196,168

DEFERRED INCOME TAXES ................................      13,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Class A common stock voting, $.01 par value;
     100,000,000 shares authorized; 49,131,273 and
     47,803,341 shares issued and outstanding as of
     December 31, 1997 and 1996, respectively ........         491          478
   Treasury stock, at cost; 75,000 shares ............      (1,236)
   Additional paid-in capital ........................     334,164      303,846
   Retained earnings (deficit) .......................       4,176      (39,758)
                                                         ---------    ---------
         Total stockholders' equity ..................     337,595      264,566
                                                         ---------    ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $ 640,882    $ 522,291
                                                         =========    =========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                                       Years Ended December 31,
                                                                 -----------------------------------
                                                                   1997          1996         1995
                                                                 ---------    ---------    ---------
Net sales:
     Unrelated parties .......................................   $ 246,465    $ 130,886    $     137
     Related parties .........................................     173,667      121,731
                                                                 ---------    ---------    ---------
   Total net sales ...........................................     420,132      252,617          137
Cost of goods sold ...........................................     330,529      220,563        3,169
                                                                 ---------    ---------    ---------
   Gross profit (loss) .......................................      89,603       32,054       (3,032)

Selling, general and administrative expenses .................      24,449       13,838       13,580
                                                                 ---------    ---------    ---------
   Operating income (loss) ...................................      65,154       18,216      (16,612)
Foreign currency gain (loss) .................................         260          328       (3,272)
Interest expense .............................................      (7,697)     (22,684)        (564)
Interest income ..............................................       1,654        1,581          560
                                                                 ---------    ---------    ---------
   Income (loss) before income taxes and extraordinary loss ..      59,371       (2,559)     (19,888)
Income tax expense ...........................................       7,813
                                                                 ---------    ---------    ---------
   Income (loss) before extraordinary loss ...................      51,558       (2,559)     (19,888)
Extraordinary loss, net of $5,083 deferred tax benefit in 1997      (7,624)      (7,271)
                                                                 ---------    ---------    ---------
   Net income (loss) .........................................   $  43,934    $  (9,830)   $ (19,888)
                                                                 =========    =========    =========

Basic earnings per share:
   Income (loss) before extraordinary loss ...................   $    1.07    $   (0.07)   $    (.62)
   Extraordinary loss ........................................       (0.16)       (0.21)
                                                                 ---------    ---------    ---------
   Net income (loss) .........................................   $    0.91    $   (0.28)   $    (.62)
                                                                 =========    =========    =========

Diluted earnings per share:
   Income (loss) before extraordinary loss ...................   $    1.06    $   (0.07)   $    (.62)
   Extraordinary loss ........................................       (0.16)       (0.21)
                                                                 ---------    ---------    ---------
   Net income (loss) .........................................   $    0.90    $   (0.28)   $    (.62)
                                                                 =========    =========    =========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (amounts in thousands)

                                              Common Stock     Treasury Stock    Additional    Amounts      Retained      Total
                                             ---------------  ----------------     Paid-in     Due From     Earnings   Stockholders'
                                             Shares   Amount  Shares    Amount     Capital   Stockholders   (Deficit)     Equity
                                             ------   ------  ------    ------     -------   ------------   ---------     ------
Balances at January 1, 1995 ...............  28,060   $  280                     $  83,046   $ (10,750)   $ (10,040)   $  62,536

Issuance of shares ........................     585        6                         4,994                                 5,000
Issuance of common stock warrants .........                                          5,043                                 5,043
Collection of amounts due from stockholders                                                     10,000                    10,000
Amortization of amount due from officer ...                                                        281                       281
Net loss ..................................                                                                 (19,888)     (19,888)
                                            -------   ------                     ---------   ---------    ---------    ---------

Balances at December 31, 1995 .............  28,645      286                        93,083        (469)     (29,928)      62,972

Exercise of common stock warrants .........   1,791       18                           382                                   400
Issuance of shares, net of expenses .......  17,367      174                       210,381                               210,555
Amortization of amount due from officer ...                                                        469                       469
Net loss ..................................                                                                  (9,830)      (9,830)
                                            -------   ------  -----   --------   ---------   ---------    ---------    ---------

Balances at December 31, 1996 .............  47,803      478                       303,846                  (39,758)     264,566

Issuance of shares, net of expenses and
  tax effect of options exercised .........   1,328       13                        30,318                                30,331
Purchase of treasury stock ................                     (75)  $ (1,236)                                           (1,236)
Net income ................................                                                                  43,934       43,934
                                            -------   ------  -----   --------   ---------   ---------    ---------    ---------

Balances at December 31, 1997 .............  49,131   $  491    (75)  $ (1,236)  $ 334,164   $            $   4,176    $ 337,595
                                            =======   ======  =====   ========   =========   =========    =========    =========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                      Years Ended December 31,
                                                                -----------------------------------
                                                                   1997         1996         1995
                                                                ---------    ---------    ---------
OPERATING ACTIVITIES:
  Net income (loss) .........................................   $  43,934    $  (9,830)   $ (19,888)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization .........................      24,051       19,403          876
      Foreign currency loss (gain) ..........................        (260)        (328)       3,272
      Deferred income taxes .................................      (6,326)
      Extraordinary loss ....................................      11,019        7,271
      Changes in certain assets and liabilities:
        Accounts receivable .................................     (12,215)     (32,335)        (125)
        Inventories .........................................       5,748      (52,331)     (13,580)
        Other assets ........................................        (559)          35         (788)
        Accounts payable ....................................      13,513       13,284        6,441
        Accrued expenses ....................................       6,749        3,197        4,822
                                                                ---------    ---------    ---------
          Net cash provided by (used in) operating activities      85,654      (51,634)     (18,970)
                                                                ---------    ---------    ---------

INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment ...............    (175,193)     (83,720)    (224,449)
  Proceeds from government grants ...........................                    1,558       21,188
  Purchase of short-term investments ........................                   (7,000)
  Maturities of short-term investments ......................                    7,000
  Other .....................................................          36         (984)      (1,602)
                                                                ---------    ---------    ---------
          Net cash used in investing activities .............    (175,157)     (83,146)    (204,863)
                                                                ---------    ---------    ---------

FINANCING ACTIVITIES:
  Issuance of long-term debt ................................      17,079       35,411      188,430
  Repayments of long-term debt ..............................      (5,030)     (57,927)
  Purchase of treasury stock ................................      (1,236)
  Issuance of common stock, net of expenses .................      30,331      211,424       15,281
  Debt issuance costs .......................................        (483)      (3,552)      (1,102)
                                                                ---------    ---------    ---------
          Net cash provided by financing activities .........      40,661      185,356      202,609
                                                                ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents ............     (48,842)      50,576      (21,224)
Cash and cash equivalents at beginning of year ..............      57,460        6,884       28,108
                                                                ---------    ---------    ---------
Cash and cash equivalents at end of year ....................   $   8,618    $  57,460    $   6,884
                                                                =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ....................................   $  13,809    $  26,030    $   8,000
                                                                =========    =========    =========
  Cash paid for taxes .......................................   $   8,675    $            $
                                                                =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Electric utility transmission facility loan
    and other equipment obligation ..........................   $            $            $  24,349
                                                                =========    =========    =========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and Iron Dynamics, Inc., ("IDI") a wholly-owned subsidiary. All significant intercompany transactions have been eliminated. The Company operated on a four week, four week, five week accounting cycle for 1996. Accordingly, the Company's interim periods ended on the last day of the fourth or fifth week within the month. The Company, effective January 1997, operates on a calendar month accounting cycle.

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

Business

The Company, formed on September 7, 1993, operates in one industry segment and operates a thin-slab cast steel mini-mill in the Midwest, with the capacity to produce 1.4 million tons annually of hot-rolled steel coils. In addition, with the completion of the Cold Mill, the Company can further process hot-rolled steel coils into galvanized and cold-rolled products. The Company's products are sold primarily to the automotive, tubing, construction and commercial equipment industries.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash consists of cash held by a trustee in a debt service fund for the repayment of principal and interest on the Company's municipal bond.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                                         December 31,
                                                   ------------------------
                                                     1997            1996
                                                   --------        --------
         Raw materials.........................    $ 22,851        $ 48,065
         Supplies..............................      17,861          11,854
         Work in progress......................       6,656
         Finished goods........................      12,795           5,992
                                                   --------        --------
                                                   $ 60,163        $ 65,911
                                                   ========        ========

Derivatives

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company entered into an interest rate swap agreement as a means of hedging its interest rate exposure on certain of its debt facilities. The interest rate swap is accounted for under the accrual method. Under this method, the differential to be paid or received under the interest rate swap agreement is recognized as interest expense over the term of the hedged obligation. Changes in market value of the interest swap are accounted for under the accrual method and are not reflected in the accompanying financial statements.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost of acquisition which includes capitalized interest on construction-in-progress of $8.1 million, $1.0 million and $10.1 million in 1997, 1996 and 1995, respectively. Depreciation is provided using the units-of-production method for manufacturing plant and equipment and using the straight-line method for non-manufacturing equipment over the estimated useful lives of the assets ranging from 12 years to 30 years. Repairs and maintenance are expensed

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

as incurred. The Company recorded proceeds received from state and local government grants and other capital cost reimbursements as reductions of the related capital assets.

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Debt Issuance Costs

The costs related to the issuance of debt are deferred and amortized to interest expense using an effective interest method over the terms of the related debt.

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

Earnings (loss) Per Share

During 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Accordingly, earnings per share for 1996 and 1995 have been restated to reflect diluted as well as basic earnings per share amounts. The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                     Years Ended December 31,
                                                  ------------------------------
                                                    1997       1996       1995
                                                  --------   --------   --------
                                                          (in thousands)

      Basic weighted average common shares.....     48,343     34,571     31,975
      Dilutive effect of stock options.........        500
                                                  --------   --------   --------
      Diluted weighted average common shares...     48,843     34,571     31,975
                                                  ========   ========   ========

Options to purchase 106,628 shares of common stock at prices ranging from approximately $23 to $27 per share were outstanding at December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

New Accounting Pronouncements

In June 1997, SFAS No. 130, "Comprehensive Income", was issued. It becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management does not believe SFAS No. 130 will have a material effect on the consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

Also in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

2. PROPERTY, PLANT, AND EQUIPMENT

                                                           December 31,
                                                    --------------------------
                                                       1997             1996
                                                    ---------        ---------
      Land and improvements.....................    $   9,266        $   4,757
      Buildings and improvements................       49,719           27,059
      Plant, machinery and equipment............      408,016          246,023
      Construction in progress..................       64,277           78,247
                                                    ---------        ---------
                                                      531,278          356,086
      Less accumulated depreciation.............       39,419           16,823
                                                    ---------        ---------
        Property, plant, and equipment, net.....    $ 491,859        $ 339,263
                                                    =========        =========

3. DEBT

Debt consists of the following:

                                                                            December 31,
                                                                      -------------------------
                                                                        1997             1996
                                                                      ---------       ---------
      Senior secured notes payable, interest is variable
        (including the effect of the interest rate cap, the
        weighted average rate was 7.1% and 8.6% as of
        December 31, 1997 and 1996)................................   $ 167,079       $ 150,000
      8.01% municipal bond, principal and interest
        due monthly through 2015...................................      20,300          21,100
      Electric utility, transmission facility and other
        equipment obligation at interest rates ranging from
        7% to 8%, collateralized by on-site substation and
        related equipment, principal and interest due monthly
        or quarterly through 2015..................................      32,162          36,243
                                                                      ---------       ---------
          Total debt...............................................     219,541         207,343
      Less current maturities......................................       6,144          11,175
                                                                      ---------       ---------
          Long-term debt...........................................   $ 213,397       $ 196,168
                                                                      =========       =========

The Company entered into a credit agreement with a group of banks (the "Credit Agreement") on June 30, 1994. Effective June 30, 1997, the Company modified its Credit Agreement, which replaced its previous credit facility. The Credit Agreement consists of a $450.0 million credit facility, composed of a $250.0 million five-year revolving credit facility (subject to a borrowing base), a $100.0 million 364-day revolving credit facility (subject to extension if approved by all of the lenders, or, if not, converted into a five-year term loan amortizable in equal quarterly installments during the final two years of the five-year term loan period), and a $100.0 million term loan amortizable in equal quarterly installments during the final two years of the term loan period, commencing September 30, 2002. The Credit Agreement is secured by substantially all of the Company's assets (other than as permitted to be excluded in order to secure the financing for IDI).

Borrowings under the Credit Agreement bear interest at floating rates. The Company entered into an interest rate swap agreement with a notional amount of $100.0 million pursuant to which the Company has agreed to make fixed rate payments at 6.935% and will receive LIBOR payments. The maturity date of the interest rate swap agreement is July 2, 2001. The counterparty has the right to extend the maturity date to July 2, 2004 at predetermined interest rates. The fair value of the interest rate swap agreement was

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

estimated to be $6.2 million which represents the amount the Company would have to pay to enter into an equivalent agreement at December 31, 1997.

Iron Dynamics, Inc. entered into a credit agreement with a group of banks as of December 31, 1997 (the "IDI Credit Agreement"). The IDI Credit Agreement consists of a $65.0 million credit facility, composed of a $10.0 million three-year revolving credit facility (subject to a borrowing base) and a $55.0 million eight-year senior term loan facility. At December 31, 1997, there were no amounts outstanding under the IDI Credit Agreement. IDI is required to pay a commitment fee ranging from .125% to .375% annually depending upon the period of time and the principal amount of the unused borrowing capacity. The IDI Credit Agreement requires Iron Dynamics to maintain certain covenants, the most restrictive of which are requirements to maintain a minimum tangible net worth, a minimum fixed charge service coverage ratio, and a maximum negative earnings before income taxes, depreciation, and amortization. Additionally, the IDI Credit Agreement limits the indebtedness of Iron Dynamics, limits capital expenditures and restricts the payment of dividends by IDI.

In 1995 the Company borrowed $21.4 million through a state government municipal bond program, of which $3.0 million and $2.9 million, as of December 31, 1997 and 1996, respectively, are held by a trustee in a debt service reserve fund and are recorded as restricted cash. At December 31, 1997, a stand-by letter of credit of $22.0 million relating to the municipal bonds was outstanding.

The electric utility transmission facility loan of $7.5 million and $7.7 million at December 31, 1997 and 1996, respectively, represents the Company's portion of the cost of the transmission facilities constructed and owned by the utility to service the Company's site. The corresponding cost is included in other assets and is being amortized over twenty years on the straight-line basis.

The electric utility loan of $12.8 million and $13.1 million at December 31, 1997 and 1996, respectively, represents the Company's portion of the cost of the Company's substation constructed on site. Interest and principal payments are made equally on a monthly basis in an amount necessary to repay the loan fifteen years from the date of commencement of operations.

The Credit Agreement, electric utility loan and transmission facility loan require the Company to maintain certain covenants, the most restrictive of which are requirements to maintain tangible net worth of at least $187.0 million plus 50% of cumulative net income, a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement also limits the indebtedness of the Company, limits capital expenditures and investments and places restrictions on the amount of dividends that can be paid.

The other equipment obligation represents deferred payments for the purchase of certain equipment. The obligation is non-interest bearing and was discounted at 7% over a term of five years.

In June 1994 the Company entered into an agreement with respect to senior subordinated promissory notes ("Subordinated Notes") in the aggregate principal amount of $55 million and warrants to purchase up to 1,641,827 shares of Class A common stock at an exercise price which was less than $0.01 per share. The Subordinated Notes were repaid in November 1996 with a portion of the proceeds from the initial public offering. An extraordinary loss on the prepayment of the Subordinated Notes in the amount of $7.3 million was recorded in 1996 and was comprised of the write off of the unamortized discount, write off of the financing costs associated with the Subordinated Notes and a prepayment penalty.

As a result of the substantial modifications with the amendment to the Credit Agreement in 1997 the Company incurred an extraordinary loss of approximately $7.6 million (net of a tax benefit of approximately $5.1 million) related to prepayment penalties and the write off of the capitalized financing costs associated with the originally negotiated credit facility.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

Maturities of outstanding debt as of December 31, 1997 are as follows:

                                                           Amount
                                                           ------

            1998.................................        $   6,144
            1999.................................            6,955
            2000.................................            3,975
            2001.................................            2,100
            2002.................................           27,278
            Thereafter...........................          173,089
                                                         ---------
                                                         $ 219,541
                                                         =========

4. INCOME TAXES

The Company and its wholly-owned subsidiary file consolidated income tax returns. The effective income tax rate differs from the statutory income tax rate for the years ended December 31, 1995, 1997 and 1996 because of the valuation allowance. Significant components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1997 are as follows:

                                                                     December 31,
                                                              --------------------------
                                                                 1997             1996
                                                              ---------         --------
         Deferred tax assets:
           Net operating loss and credit carryforwards.....   $  18,982         $ 23,592
           Alternative minimum tax carryforwards...........       8,675
           Tax assets expensed for books...................      17,559            8,628
           Other accrued expenses..........................       3,028            3,824
                                                              ---------         --------
         Total deferred tax assets.........................      48,244           36,044
           Less valuation allowance........................                      (15,777)
                                                              ---------         --------
         Net deferred tax assets...........................      48,244           20,267

         Deferred tax liabilities:
           Depreciable assets .............................     (40,812)         (19,348)
           Amortization of fees............................        (983)            (435)
           Other...........................................        (123)            (484)
                                                              ---------         --------
         Total deferred tax liabilities....................     (41,918)         (20,267)
                                                              ---------         --------

         Net deferred tax assets...........................   $   6,326         $
                                                              =========         ========

As of December 31, 1997, the Company had available net operating loss carryforwards of approximately $47.3 million for federal income tax purposes. The carryforward expires in 2011. The deferred tax assets and liabilities are the result of temporary differences that are derived from the cumulative taxable or deductible amounts recorded in the consolidated financial statements in years different from that of the income tax returns. The difference between the amount of depreciation recorded for financial reporting purposes and the depreciation recorded for income tax purposes results in a significant portion of the deferred tax liability. The net operating loss carryforward for income tax purposes, along with an alternative minimum tax ("AMT") credit carryforward comprises the significant portion of the deferred tax asset.

The total federal and state provisions before extraordinary loss was $7.8 million consisting of $8.7 million in current expense (primarily alternative minimum tax) offest by a deferred tax benefit of $.9 million.

The provision for income taxes for the years ended December 31, 1995 and 1996 would have resulted in a net deferred tax benefit, however, this benefit was offset entirely by the valuation allowance. The valuation allowance was recognized during 1997, the result of which reduced the effective income tax rate for the year. The reversal of the valuation allowance was due to the Company's current profitability and future projected profitability.

For 1997, the combined federal and state tax provision at the statutory income tax rates was $23.6 million. This provision was reduced as a result of the recognition of the valuation allowance that was established in prior years of $15.8 million, resulting in a net tax provision of $7.8 million.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

5. COMMON STOCK

In August 1997, the Company raised approximately $29.6 million (net of expenses) in a public offering by issuing 1,255,971 shares at a net offering price of $24.00 per share. The offering was consummated as a result of registration rights that were exercised by original shareholders. Existing shareholders sold 7,144,029 shares and the over-allotment was exercised by the underwriting group, which allowed existing shareholders to sell an additional 369,000 shares.

On November 21, 1996, the Company completed its initial public offering. The Company issued 9,375,000 shares at a net offering price of $15.08 per share. The Company received approximately $140.2 million in net proceeds. Existing shareholders sold 468,750 shares, and the over-allotment was exercised by the underwriting group, which allowed existing shareholders to sell an additional 1,476,562 shares.

Warrants related to the Subordinated Notes for 1,641,827 shares of the Company's Common Stock were exercised in the fourth quarter of 1996. In addition, other warrants for 149,645 shares were exercised in the fourth quarter of 1996.

On October 28, 1996, the board of directors approved a 28.06-for-one stock split. Share and per share data prior to that date have been restated to give effect to the stock split for all periods presented.

On December 11, 1997, the Board of Directors authorized the Company to repurchase up to 5% of its shares of Common Stock. Under the program, shares may be purchased from time to time at prevailing market prices.

1994 Incentive Stock Option Plan

The Company adopted the 1994 Incentive Stock Option Plan ("1994 Plan") for certain key employees who are responsible for management of the Company. A total of 1,102,765 shares of Class A Common Stock have been reserved for issuance under the 1994 Plan as of December 31, 1997. Eligible individuals under the 1994 Plan may be granted options to purchase the Company's Class A Common Stock at an exercise price per share of at least 100% of fair market value at the date of grant. Effective January 10, 1997, options under the 1994 Plan vest one third six months after the date of grant and two-thirds five years after the date of grant. The options have a maximum term of ten years.

                                                             Years ended December 31,
                                              ------------------------------------------------------
                                                         1997                        1996
                                              -------------------------   --------------------------
                                                       Weighted Average             Weighted Average
                                              Shares   Price Per Share    Shares    Price Per Share
                                              ------   ----------------   ------    ----------------
                 1994 Plan
      Outstanding at beginning of year ...    645,383      $   4          572,427        $  3
      Granted ............................    286,213         22           81,374          11
      Exercised ..........................     68,043          4
      Forfeited ..........................                                  8,418           3
      Outstanding at end of year .........    863,553         10          645,383           4
      Options exercisable at end of year..    203,213         10

The weighted average contractual life of the options under this plan is approximately eight years for both 1997 and 1996. Exercise prices under this plan range from approximately $3 per share to approximately $27 per share.

1996 Incentive Stock Option Plan

On October 28, 1996, the Company adopted the 1996 Incentive Stock Option Plan ("1996 Plan") for all employees of the Company. A total of 1,403,000 shares of common stock have been reserved for issuance under the 1996 Plan. Eligible employees under the 1996 Plan may be granted options to purchase the Company's Common Stock at an exercise price per share of at least 100% of fair market value at the grant of date. Options under the 1996 Plan vest 100% six months after the date of grant and have a maximum term of five years.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

                                                             Years ended December 31,
                                              ------------------------------------------------------
                                                         1997                        1996
                                              -------------------------   --------------------------
                                                       Weighted Average             Weighted Average
                                              Shares   Price Per Share    Shares    Price Per Share
                                              ------   ----------------   ------    ----------------
                 1996 Plan
      Outstanding at beginning of year ...     94,408     $  16
      Granted ............................    204,625        20           94,408       $  16
      Exercised ..........................      3,918        16
      Forfeited ..........................      2,441        19
      Outstanding at end of year .........    292,674        19           94,408          15
      Options exercisable at end of year..    180,685        18

The weighted average contractual life of the options under this plan is approximately four and one-half years and five years for 1997 and 1996, respectively. Exercise prices under this plan range from $16 per share to approximately $21 per share.

On October 28, 1996, the Company adopted the Officer and Manager Cash and Stock Bonus Plan (the "Plan"). Subject to the terms and conditions of the Plan, officers and certain managers receive cash bonuses based upon the formula stipulated in the Plan, subject to a cap. In the event the cash portion of the bonus reaches the cap, an additional bonus will be paid in Company stock. Any Company stock received pursuant to this Plan will vest ratably over four years. In addition to a cap on the cash portion of the bonus, an overall cap is applied to the participants under this Plan. A total of 450,000 shares have been reserved under this Plan. As of December 31, 1997, no shares have been issued with respect to this Plan.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans. No compensation cost has been recognized for the plans because the stock option price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income (loss) and pro forma net income (loss) per share would be as follows:

                                                  Years ended December 31,
                                            ------------------------------------
                                              1997          1996          1995
                                            --------      --------      --------
         Net income (loss):
            As reported.................    $ 43,934      $ (9,830)    $(19,888)
            Pro forma...................      41,080       (10,274)     (19,972)

         Basic earnings per share:

           As reported..................    $    .91      $   (.28)    $   (.62)
           Pro forma....................         .85          (.30)        (.63)

         Diluted earnings per share:

           As reported..................    $    .90      $   (.28)    $   (.62)
           Pro forma....................         .85          (.30)        (.63)

The fair value of the option grants are estimated on the date of grant using an option pricing model with the following assumptions: No dividend yield, risk-free interest rates of 5.7% to 7.1%, expected volatility of 30% and expected lives of one and one-half to eight years. The pro forma amounts are not representative of the effects on reported net income for future years.

6. COMMITMENTS AND CONTINGENCIES

The Company has executed a raw material supply contract with OmniSource Corporation for the purchase of steel scrap resources (see Note 7). Under the terms of the contract, OmniSource will locate and secure, at the lowest then-available market price, steel scrap for the Company in grades and quantities sufficient for the Company to meet substantially all of its production requirements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

The initial term of the contract is through October 2001. The Company retains the right to acquire scrap from other sources if certain business conditions are present. The Company has executed finished goods off-take contracts with Heidtman Steel Products ("Heidtman") and Preussag Stahl, AG ("Preussag") (see
Note 7). Under the terms of the contracts, the Company retains the right to sell its hot-rolled coils in the open market; however, the Company is required to sell, and Heidtman and Preussag are required to purchase, a minimum of 30,000 and 12,000 tons, respectively, each month at the then-current market price the Company is charging for similar products. The Company is required to provide Heidtman and Preussag with a volume discount for all tons purchased each month in which Heidtman and Preussag purchase the minimum tons from the Company. The initial term of the contracts for Heidtman and Preussag are through December 2001.

The Company purchases its electricity pursuant to a contract which extends through 2005. Under the contract the Company is subject to a monthly minimum charge. At December 31, 1997, the Company's fixed and determinable purchase obligations for electricity are $7.5 million annually from 1998 through 2001.

The Company has construction related commitments of $76.0 million and $40.8 million for the Caster Project and IDI, respectively.

The Company began construction of the Caster Project in July 1997. IDI has executed raw material supply contracts with Quebec Cartier mining ("QCM") and U.S. Steel Mining ("USM"). QCM will supply IDI with iron ore under a long-term agreement for the requirements of IDI's first module at Butler, Indiana. Similarly, USM will supply module one with coal under a long-term requirements based contract.

7. TRANSACTIONS WITH AFFILIATED COMPANIES

The Company sells hot-rolled coils to Heidtman and affiliates of Preussag and purchases steel scrap resources from OmniSource. Heidtman, Preussag and OmniSource are stockholders of the Company. During 1997, sales to Heidtman and Preussag represented 31% and 10%, respectively, of the Company's total net sales. During 1996, sales to Heidtman and Preussag represented 36% and 12%, respectively, of the Company's total net sales. The Company had sales in 1997 of $131.9 million and $41.8 million to Heidtman and affiliates of Preussag, respectively. Sales to Heidtman and Preussag for 1996 were $91.8 million and $29.9 million, respectively. The Company as of December 31, 1997, had outstanding accounts receivable of $6.9 million and $4.3 million from Heidtman and affiliates of Preussag, respectively. As of December 31, 1996, the Company had outstanding accounts receivable from Heidtman and affiliates of Preussag of $15.3 million and $2.6 million, respectively.

The Company had purchases (including fees) of $128.3 million, $145.5 million and $7.2 million from OmniSource in 1997, 1996 and 1995, respectively. The Company as of December 31, 1997 and 1996 had accounts payable to OmniSource of $15.2 million and $12.0 million, respectively, and owed to Heidtman and an affiliate of Preussag $163,000 and $283,000, respectively.

8. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 1997 and 1996, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 1997 and 1996, respectively. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates.

9. RETIREMENT PLANS

The Company sponsors a 401(k) retirement saving plan ("401(k) Plan") for all eligible employees of the Company under which they may elect to contribute on a pre-tax basis up to 8% of their eligible compensation. The Company provides matching contributions equal to 5% of the participants' contributions. Employer contributions are not significant for any periods presented. The 401(k) Plan was amended effective in 1997 to provide for a matching contribution that will be dependent upon the Company's return on assets. In no event will the match be less than 5% or greater than 50% of employee contributions.

The Company has also established a Profit Sharing Plan ("Profit Sharing Plan"), for eligible employees. The Profit Sharing Plan is a "qualified plan" for federal income tax purposes. Each year, the Company allocates an amount equal to 5% of the Company's pre-tax profits to a "profit sharing pool". The profit sharing pool is used to fund the Profit Sharing Plan as well as a separate cash profit sharing bonus which is paid to employees in March of the following year. The allocation between the Profit Sharing Plan contribution

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

and the cash bonus amount is determined by the Board of Directors each year. The amount allocated to the Profit Sharing Plan is subject to a maximum legally established percentage of compensation paid to participants.

10.   Quarterly Financial Information   (Unaudited)

                                                       1st Quarter    2nd Quarter    3rd Quarter   4th Quarter
                                                       -----------    -----------    -----------   -----------
1997:
Net sales ............................................   $  98,059      $ 102,718      $ 104,702     $ 114,653
Gross profit .........................................      24,149         26,448         23,700        15,306
Income from operations ...............................      18,810         19,308         16,230        10,806
Extraordinary loss, net of taxes .....................                                    (7,624)
Net income ...........................................      14,585         15,569          5,413         8,367
Net income per share, basic ..........................         .30            .33            .11           .17
Net income per share, diluted ........................         .30            .32            .11           .17

1996:
Net sales ............................................      32,287         66,375         75,957        77,998
Gross profit (loss) ..................................      (2,898)         5,967         13,293        15,692
Income (loss) from operations ........................      (5,707)         2,883          9,839        11,200
Extraordinary loss ...................................                                                   7,271
Net income (loss) ....................................     (11,296)        (2,816)         4,295           (13)
Net income (loss) per share, basic and diluted .......        (.35)          (.08)           .11            --




                           [INTENTIONALLY LEFT BLANK]

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this item will be set forth under the caption "Nominees (including all executive officers) for election of Directors and alternate Directors" in the 1997 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 1997 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished for this item will be provided under the caption "Security Ownership" of certain beneficial owners and management" in the 1997 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the years ended December 31, 1997 and 1996, the Company has sold 378,000 tons and 279,000 tons, respectively, of its hot bands to Heidtman Steel Products, Inc. (and its affiliated companies) for $131.9 million and $91.8 million, respectively, pursuant to a six-year Purchasing ("off-take") Agreement, dated October 29, 1993. John Bates is the President and Chief Executive Officer of Heidtman and is a member of Steel Dynamics' Board of Directors. Keylock Investments Limited was one of the Company's initial investors, becoming a stockholder in September 1993. Pursuant to the Company's agreement with Heidtman, Heidtman has a long-term obligation to purchase from the Company, and the Company is obligated to sell to Heidtman, at least 30,000 tons of the Company's hot band products per month. Heidtman also has priority purchase rights to the Company's secondary and field claim material. The Company's pricing to Heidtman is determined by reference to the lowest prices charged by other thin-slab mini-mills or conventional mills for the same products, and the Company cannot charge Heidtman higher prices than the lowest prices at which it offers its products to any other customer. In addition, in 1995 the Company sold approximately 32 unimproved acres of its plant site to Heidtman for $96,000, for the construction by Heidtman of a steel center processing and storage facility.

Pursuant to a long-term ("off-take") Agreement with Preussag Stahl AG, dated December 14, 1995, the Company sold 117,800 tons of its steel coil to Preussag (or to its affiliate company) for an aggregate of $41.8 million during 1996. During 1997 the Company sold 85,800 tons of steel coils to Preussag (or its affiliated company) for an aggregate of $29.9 million. Under this agreement, the Company is obligated to sell to Preussag, and Preussag is required to purchase, not less than 12,000 tons per month of the Company's available products, for either domestic or export use or resale, at market prices determined by reference to the Company's price sheet and by reference to prevailing competitive market prices charged to large customers by other mills within the Company's marketing area. In addition, Preussag has been appointed as the Company's preferred distributor for all export sales to customers outside the United States, Canada and Mexico. Dr. Jurgen Kolb, a director of the Company, is a member of the Executive Board of Preussag Stahl AG.

Pursuant to a long-term contract with OmniSource, the Company purchased an aggregate of 933,000 tons and 1,069,000 tons of steel scrap in 1997 and 1996, respectively. OmniSource was paid $128.3 and $145.5 in 1997 and 1996 related to the steel scrap purchases. Leonard Rifkin is the Chairman of the Board and Chief Executive Officer of OmniSource and is a member of Steel Dynamics' Board of Directors. Pursuant to the OmniSource scrap purchasing agreement, OmniSource acts as the exclusive scrap purchasing agent for the Company's steel scrap, which may also entail use of OmniSource's own scrap, at the prevailing market prices which OmniSource can get for the same product, or it may involve brokering of general market scrap, for which the Company pays whatever is the lowest market price at which OmniSource can purchase that product. OmniSource is paid a commission per gross ton of scrap received by the Company at its mini-mill. In addition, OmniSource maintains a scrap handling facility, with its own equipment and staff, on the Company's plant site. OmniSource does not pay rent for this facility.

The Company has also entered into a five-year Iron Carbide Off-Take Agreement with Qualitech Steel Corporation, dated June 29, 1996, pursuant to which the Company has agreed to purchase from Qualitech approximately 300,000 tonnes of iron carbide that

Qualitech intends to produce commencing in 1998. Steel Dynamics owns approximately 4.3% of the common stock of Qualitech Steel Holdings, Inc. ("Holdings"), the parent company of Qualitech. In addition, Keith E. Busse, Leonard Rifkin, and William Laverack, directors of the Company, also serve on Holdings' 12-member board of directors. OmniSource and Leonard Rifkin, affiliates of Heavy Metal, L.C., one of the Company's stockholders, own approximately 6% of Holdings' common stock, and Whitney Equity Partners, L.P., an affiliate of J.H. Whitney & Co., a stockholder of the Company (of which Mr. Laverack is a general partner) owns approximately 10% of Holdings' common stock. The Company's iron carbide supply contact with Qualitech represents approximately 45% of Qualitech's estimated plant capacity, and the contract was considered vital to Qualitech's successful financing of its iron carbide project, which is presently under construction. OmniSource also has an iron carbide off-take contract with Qualitech for 120,000 tonnes of iron carbide annually.

The Company's wholly-owned subsidiary, IDI, has also entered into an agreement with Sumitomo, pursuant to which IDI has agreed to sell to or through Sumitomo up to 50% of any DRI that IDI manufactures starting in 1998 and which Steel Dynamics does not retain for its own consumption. Such sales would be at the then prevailing market prices, either for Sumitomo's own account or on a sales commission basis for sale to third parties. In addition, IDI entered into a license agreement with Sumitomo pursuant to which Sumitomo would be authorized, on an exclusive worldwide basis, except for the United States and Canada, and subject to certain other exceptions, to sublicense others or to use any proprietary know-how or other intellectual property that constitutes the "IDI Process" (as defined) or is part of the "IDI Project" (as defined) and which may be developed by IDI in connection with the manufacture of DRI, or by Steel Dynamics either in connection with the conversion of DRI into liquid pig iron or in connection with the use thereof in the steelmaking process. Such license rights contemplate that Sumitomo will build and construct plants using this technology for itself or for others within the licensed territory. IDI would be entitled to receive a one-time license fee from Sumitomo, based upon each plant's rated production capacity, plus a negotiated royalty fee for the use of any IDI or SDI patents that may be acquired by IDI or SDI in connection with the enterprise. Any underlying royalties or fees that might have to be paid to third parties would be passed through to Sumitomo or to its sub-licensees. IDI has also agreed to afford Sumitomo an opportunity to provide its proposed DRI plant with its raw material and equipment supplies, on a competitive basis that is intended to secure for IDI the lowest and best prices for the supplies and products. Two representatives of Sumitomo serve as directors on IDI's five person Board of Directors.

In May 1997, in connection with its Caster and IDI Projects, the Company entered into an agreement with units of General Electric Corporation, of which General Electric Capital Corporation is a wholly-owned subsidiary, for the purchase of equipment for the Caster and IDI Projects in the aggregate amount of approximately $1.0 million. This contract was entered into as a result of a competitive bidding process conducted by the Company in the same manner that it has used in connection with the letting of other equipment and supply agreements for its existing mini-mill and for its Cold Mill, Caster and IDI Projects.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 1998
                                                  STEEL DYNAMICS, INC.



                                       By:        /S/ KEITH E. BUSSE
                                           -------------------------------------
                                                    Keith E. Busse
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

      Each person whose signature appears below constitutes and appoints Keith
E. Busse and Tracy L. Shellabarger, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 1997 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

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

     Signatures                         Title                             Date
     ----------                         -----                             ----



/S/ KEITH E. BUSSE             President & Chief Executive              03/23/98
---------------------------    Officer and Director
    Keith E. Busse             (Principal Executive Officer)


/S/ TRACY L. SHELLABARGER      Vice President & Chief Financial         03/23/98
---------------------------    Officer and Director (Principal
    Tracy L. Shellabarger      Financial and Accounting Officer)


/S/ MARK D. MILLETT
---------------------------    Vice President                           03/23/98
    Mark D. Millett


/S/ RICHARD P. TEETS, JR.
---------------------------    Vice President                           03/23/98
    Richard P. Teets, Jr.

/s/ Paul B. Edgerley
---------------------------
    Paul B. Edgerley           Director                   03/24/98


---------------------------
  William D. Strittmatter      Director

  /s/ Leonard Rifkin
---------------------------
      Leonard Rifkin           Director                   03/24/98


---------------------------
      John C. Bates            Director


---------------------------
   William Laverack, Jr.       Director


---------------------------
     Jurgen Kolb               Director

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

            II.   Financial Statement Schedules:
                  None

            III.  Exhibits:

         Exhibit No.

            3.1a Amended and Restated Articles of Incorporation of Steel Dynamics, Inc.
                     Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996 ("1996 Form S-1") and incorporated by reference herein.

            3.1b     Articles of Incorporation of Iron Dynamics, Inc.
                     Filed as Exhibit 3.1b to Registrant's 1996 Annual Report on Form 10-K, SEC File No. 0-21719 ("1996 Form 10-K"), filed March 31, 1997, and incorporated by reference herein.

            3.2a     Bylaws of Steel Dynamics, Inc.
                     Filed as Exhibit 3.2 to the Company's 1996 Form S-1 and incorporated by reference herein.

            3.2b     Bylaws of Iron Dynamics, Inc.
                     Filed as Exhibit 3.1b to Registrant's 1996 Annual Report on Form 10-K, SEC File No. 0-21719 ("1996 Form 10-K"), filed March 31, 1997, and incorporated by reference herein.

            10.1a Amended and Restated Credit Agreement between Steel Dynamics, Inc. and Mellon Bank, N.A., et al. dated July 9, 1997.
                     Filed as Exhibit 10.1a to the Company's Registration Statement on Form S-1, SEC File No. 333-31735, effective August 12, 1997, (the "1997 Form S-1") and incorporated by reference herein.

            *10.1b Credit Agreement between IDI and Mellon Bank, N.A., et al., dated December 31, 1997.

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

            10.38 Employment Agreement between Iron Dynamics, Inc. and Larry Lehtinen.

                     Filed as Exhibit 10.38 to the Registrant's 1996 Form 10-K and incorporated by reference herein.

            10.39 License Agreement between Iron Dynamics, Inc. and Sumitomo Corporation and Sumitomo Corporation dated June 5, 1997. Filed as Exhibit 10.39 to Registrant's 1997 Form S-1 and incorporated by reference herein.

            *21.1    List of Registrants' Subsidiaries

            *23.1    Consent of Deloitte & Touche LLP

            *24.1    Power of Attorney (included in Signature pages)

            *27.1    Financial Data Schedule


----------
*     Filed herewith