Form 10-Q
period 1998-03-31
STEEL DYNAMICS INC
filed 1998-05-15
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

      X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ----
         Exchange Act of 1934

         For the period ended March 31, 1998

                                       OR

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
    ----
         Exchange Act of 1934

                         Commission File Number 0-21719

                              STEEL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

                  INDIANA                                        35-1929476
(State or other jurisdiction                                  (I.R.S. employer
of incorporation or organization)                            Identification No.)

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

As of May 14, 1998, Registrant had outstanding 49,008,120 shares of Common
Stock.

                              STEEL DYNAMICS, INC.
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

                                                                                                                 Page
                                                                                                                 ----
         Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997 ..............         1

         Consolidated Statements of Operations for the three month periods ended
           March 31, 1998 and 1997 (unaudited)............................................................         2

         Consolidated Statements of Cash Flows for the three month periods ended
           March 31, 1998 and 1997 (unaudited)............................................................         3

         Notes to Consolidated Financial Statements.......................................................         4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................................................         5



                                                PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................         7

         SIGNATURE........................................................................................         7

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                          1998            1997
                                                                                       ---------      ------------
                                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................................................       $   5,106        $   8,618
     Accounts receivable, net ..................................................          35,897           33,465
     Accounts receivable-related parties .......................................           9,861           11,210
     Inventories ...............................................................          65,796           60,163
     Deferred taxes ............................................................          18,379           19,688
     Other current assets ......................................................           4,826            2,158
                                                                                       ---------        ---------
              Total current assets .............................................         139,865          135,302

PROPERTY, PLANT, AND EQUIPMENT, NET ............................................         531,939          491,859

OTHER ASSETS ...................................................................          29,940           13,721
                                                                                       ---------        ---------

              TOTAL ASSETS .....................................................       $ 701,744        $ 640,882
                                                                                       =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ..........................................................       $  36,740        $  39,347
     Accounts payable-related parties ..........................................          16,325           15,352
     Accrued interest ..........................................................           2,420            2,319
     Other accrued expenses ....................................................           9,343           13,366
     Current maturities of long-term debt ......................................           6,332            6,144
                                                                                       ---------        ---------
              Total current liabilities ........................................          71,160           76,528

LONG-TERM DEBT, less current maturities ........................................         253,344          213,397

DEFERRED REVENUE ...............................................................          16,840

DEFERRED TAXES .................................................................          16,159           13,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A common stock voting, $.01 par value; 100,000,000 shares authorized;
           49,136,704 and 49,131,273 shares issued and outstanding as of
           March 31, 1998 and December 31, 1997, respectively ..................             491              491
     Treasury stock, at cost; 135,000 and 75,000 shares as of March 31, 1998 and
           December 31, 1997, respectively .....................................          (2,215)          (1,236)
     Additional paid-in capital ................................................         334,193          334,164
     Retained earnings .........................................................          11,772            4,176
                                                                                       ---------        ---------
              Total stockholders' equity .......................................         344,241          337,595
                                                                                       ---------        ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................       $ 701,744        $ 640,882
                                                                                       =========        =========



                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     1998             1997
                                                   ---------        ---------
                                                  (UNAUDITED)      (UNAUDITED)
NET SALES:
     Unrelated parties .....................       $  87,615        $  52,165
     Related parties .......................          30,847           45,894
                                                   ---------        ---------
         Total net sales ...................         118,462           98,059

Cost of goods sold .........................         103,483           73,834
                                                   ---------        ---------
GROSS PROFIT ...............................          14,979           24,225

Selling, general and administrative expenses           3,897            5,323
                                                   ---------        ---------
OPERATING INCOME ...........................          11,082           18,902

Interest expense ...........................          (3,343)          (2,401)
Other income ...............................           4,723              752
                                                   ---------        ---------
INCOME BEFORE INCOME TAXES .................          12,462           17,253

Income taxes ...............................           4,866            2,668
                                                   ---------        ---------
NET INCOME .................................       $   7,596        $  14,585
                                                   =========        =========


BASIC EARNINGS PER SHARE:
Net income per share .......................       $     .16        $     .30
                                                   =========        =========

DILUTED EARNINGS PER SHARE:
Net income per share .......................       $     .15        $     .30
                                                   =========        =========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                               1998            1997
                                                                                             --------        --------
                                                                                            (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES:
     Net income ......................................................................       $  7,596        $ 14,585
     Adjustments to reconcile net income to net cash provided in operating activities:
         Depreciation and amortization ...............................................          6,963           5,691
         Foreign currency gain .......................................................                            (92)
         Deferred taxes ..............................................................          4,106           2,475
              Changes in certain assets and liabilities:
              Accounts receivable ....................................................         (1,083)         (8,791)
              Inventories ............................................................         (5,633)         19,396
              Other assets ...........................................................         (2,668)            512
              Accounts payable .......................................................         (1,634)          3,140
              Accrued expenses .......................................................         (3,924)          1,126
              Deferred revenue .......................................................          1,372
                                                                                             --------        --------
                  NET CASH PROVIDED IN OPERATING ACTIVITIES ..........................          5,095          38,042
                                                                                             --------        --------

INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment .....................................        (46,868)        (46,330)
     Other ...........................................................................           (190)             (1)
                                                                                             --------        --------
                  NET CASH USED IN INVESTING ACTIVITIES ..............................        (47,058)        (46,331)
                                                                                             --------        --------

FINANCING ACTIVITIES:
     Issuance of long-term debt ......................................................         41,252
     Repayments of long-term debt ....................................................         (1,333)         (1,131)
     Purchase of treasury stock ......................................................           (979)
     Issuance of common stock, net of expenses .......................................             29             150
     Debt issuance costs .............................................................           (518)            (11)
                                                                                             --------        --------
                  NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES ...................         38,451            (992)
                                                                                             --------        --------

DECREASE IN CASH AND CASH EQUIVALENTS ................................................         (3,512)         (9,281)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................................          8,618          57,460
                                                                                             --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................       $  5,106        $ 48,179
                                                                                             ========        ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ...............................................................       $  4,336        $  3,696
                                                                                             ========        ========
Cash paid for taxes ..................................................................       $    838        $
                                                                                             ========        ========



SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Investment in Nakornthai Strip Mill received in exchange for the right to use
     SDI technology ..................................................................       $ 15,468        $
                                                                                             ========        ========



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

In the opinion of management these estimates reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to a fair statement of the results for the interim periods covered by such statements. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-K.


2.  INVENTORIES  (in thousands)

                                                  March 31,             December 31,
                                                    1998                    1997
                                                   -------               -------
Raw Materials ......................               $29,106               $22,851
Supplies ...........................                23,721                17,861
Work-in-progress ...................                 3,296                 6,656
Finished Goods .....................                 9,673                12,795
                                                   -------               -------
                                                   $65,796               $60,163
                                                   =======               =======


3. EARNINGS PER SHARE (in thousands)

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                                 March 31,
                                                          ----------------------
                                                           1998            1997
                                                          ------          ------
Basic weighted average common shares ...........          49,002          47,838
Dilutive effect of stock options ...............             449             495
                                                          ------          ------
Diluted weighted average common shares .........          49,451          48,333
                                                          ======          ======


4.  NEW ACCOUNTING PRONOUNCEMENTS


On January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 130, "Comprehensive Income", which requires that separate disclosure of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. It has been determined that the Company currently has no amounts which require classification under comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Net sales increased to $118.5 million in the first quarter of 1998 from $98.1 million in the first quarter of 1997, a 21% increase. The Company shipped 15% more tons in the first quarter of 1998 as compared to the first quarter of 1997. During 1997, the Company began producing and shipping value-added Cold Mill products including pickled and oiled coils, cold-rolled coils, hot-rolled galvanized coils and cold-rolled galvanized coils. During the first quarter of 1998, the Company shipped 168,330 tons of hot band and 153,379 tons of Cold Mill product. Shipments of Cold Mill product did not begin until the third quarter of 1997 (44,817 tons).

Cost of Goods Sold

For the first quarter of 1998 and 1997, total cost of goods sold were $103.5 million and $73.8 million, respectively. Gross margin for the first quarter of 1998 and 1997 was $15.0 million and $24.2 million, respectively. As a percentage of net sales, cost of goods sold was 87% and 75%, respectively. The $40 per ton decrease in gross margin is primarily attributable to a $25 per ton decrease in total per ton pricing in conjunction with a $11 per ton increase in scrap costs.

Selling, General and Administrative

Selling, general and administrative expense was $3.9 million and $5.3 million for the first quarter of 1998 and 1997, respectively. The decrease in selling, general and administrative expense is primarily due to the reduction in start-up costs related to expansion projects and the reduction of amortization expense as a result of the amended credit agreement that was finalized in the second quarter of 1997.

During the first quarter of 1998, the Company entered into a ten year Reciprocal License and Technology Sharing Agreement (the "License Agreement") with Nakornthai Strip Mill Public Co. Limited (NSM) providing NSM with the right to use the Company's technology in exchange for shares and warrants of NSM stock valued at $15.5 million. The Company's ownership in NSM is recorded in Other Assets at its estimated fair value. Income relating to the License Agreement was deferred and is being recognized in income ratably over the ten year term of the agreement. Concurrently, the Company entered into a ten year Management Advisory and Technical Advisory Agreement to provide training and advice to a management company under contract with NSM to manage NSM's mill in return for $2.0 million annually. Such amount is payable in advance and is being recognized in income ratably throughout each year of service.

Interest Expense

Interest expense totaled $3.3 million and $2.4 million for the first quarter of 1998 and 1997, respectively. The additional interest expense is a result of additional borrowings to finance the expansion projects along with decreased capitalized interest.

Other Income

Other income was $4.7 million and $1.0 million for the first quarter of 1998 and 1997, respectively. The increase in Other Income is primarily attributable to nonrecurring services provided by the Company in connection with the NSM transaction.

Taxes

The provision for income taxes for the first quarter of 1998 and 1997, was $4.9 million and $2.7 million, respectively. The tax provision for 1998 reflects the Company at the statutory income tax rates. For 1997, the Company's effective tax rate differed from the statutory rate as a result of the reduction in a deferred tax valuation allowance.


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

Net cash provided by operating activities totaled $5.1 million for the first quarter of 1998. The cash provided from operating activities for the first quarter of 1998 primarily related to net income and deferred taxes. During the first quarter of 1997, the Company provided net cash of $38.0 million from operating activities primarily from net income and decreased raw material inventory due to increasing scrap costs. Management decided to build the raw material inventory in the first quarter of 1998 due to decreasing scrap costs and draw down the raw material inventory in the first quarter of 1997 due to increasing scrap costs. Net cash used in investing activities totaled $47.1 million for the first quarter of 1998 and $46.3 million for the first quarter of 1997. Investing activities primarily consisted of capital expenditures of $46.9 million and $46.3 million for the first quarter of 1998 and 1997, respectively, for the construction of the Company's existing facilities, the Cold Mill Project, the Caster Project and the Iron Dynamics Project. Cash provided by financing activities totaled $38.5 million for the first quarter of 1998 and cash used in financing activities totaled $992,000 for the first quarter of 1997. The 1998 increase in cash provided by financing activities primarily relates to the $41.2 million of proceeds from senior term debt. The $48.0 million in cash on hand at the end the first quarter of 1997 was carried over from the initial public offering proceeds received in the fourth quarter of 1996.

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

                                     PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (A) Exhibits -

           Exhibit 10.40 Management Advisory and Technical Assistance Agreement between Steel Dynamics, Inc. and NSM Management Co. LLC dated as of March 12, 1998

           Exhibit 10.41 Reciprocal License and Technical Sharing Agreement Between SDI and Nakornthai Strip Mill Public Company Limited, dated as of March 12, 1998

       (B) Reports on Form 8-K for the quarter ended March 31, 1998 -
             None

Item 1 - 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 1998

                                              STEEL DYNAMICS, INC.

                              By:          /s/ TRACY L. SHELLABARGER
                                  ----------------------------------------------
                                               TRACY L. SHELLABARGER
                                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial and Accounting Officer
                                          and Duly Authorized Officer)