Form 10-Q
period 1998-06-30
STEEL DYNAMICS INC
filed 1998-08-14
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 1998 OR

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-21719

                              STEEL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

          INDIANA                                       35-1929476
(State or other jurisdiction of            (I.R.S. employer Identification No.)
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

As of July 31, 1998, Registrant had outstanding 48,183,279 shares of Common
Stock.

                              STEEL DYNAMICS, INC.
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                               ----
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997 ...............         1

         Consolidated Statements of Operations for the three and six-month periods ended
           June 30, 1998 and 1997 (unaudited).............................................................         2

         Consolidated Statements of Cash Flows for the three and six-month periods ended
           June 30, 1998 and 1997 (unaudited).............................................................         3

         Notes to Consolidated Financial Statements.......................................................         4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................................................         6


                                                PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................         9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................................         9

         SIGNATURE........................................................................................        10

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         1998             1997
                                                                                     -----------      ------------
                                                                                     (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ................................................       $  10,169        $   8,618
     Accounts receivable, net .................................................          32,318           33,465
     Accounts receivable-related parties ......................................          14,203           11,210
     Inventories ..............................................................          92,775           60,163
     Deferred taxes ...........................................................          19,619           19,688
     Other current assets .....................................................           4,695            2,158
                                                                                      ---------        ---------
              Total current assets ............................................         173,779          135,302

PROPERTY, PLANT, AND EQUIPMENT, NET ...........................................         582,508          491,859

OTHER ASSETS ..................................................................          30,939           13,721
                                                                                      ---------        ---------

              TOTAL ASSETS ....................................................       $ 787,226        $ 640,882
                                                                                      =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .........................................................       $  38,861        $  39,347
     Accounts payable-related parties .........................................          14,334           15,352
     Accrued interest .........................................................           2,664            2,319
     Other accrued expenses ...................................................          12,395           13,366
     Current maturities of long-term debt .....................................           6,404            6,144
                                                                                      ---------        ---------
              Total current liabilities .......................................          74,658           76,528

LONG-TERM DEBT, less current maturities .......................................         346,575          213,397

DEFERRED REVENUE ..............................................................          15,953

DEFERRED TAXES ................................................................          11,855           13,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock voting, $.01 par value; 100,000,000 shares authorized;
           49,158,279 and 49,131,273 shares issued and outstanding as of
           June 30, 1998
           and December 31, 1997, respectively ................................             492              491
     Treasury stock, at cost; 975,000 and 75,000 shares as of June 30, 1998 and
           December 31, 1997, respectively ....................................         (15,883)          (1,236)
     Additional paid-in capital ...............................................         334,313          334,164
     Retained earnings ........................................................          19,263            4,176
                                                                                      ---------        ---------
              Total stockholders' equity ......................................         338,185          337,595
                                                                                      ---------        ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................       $ 787,226        $ 640,882
                                                                                      =========        =========


                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------       --------------------------
                                                      1998             1997             1998             1997
                                                   ---------        ---------        ---------        ---------
NET SALES:
     Unrelated parties .....................       $  84,728        $  62,125        $ 172,343        $ 114,290
     Related parties .......................          36,314           40,593           67,161           86,487
                                                   ---------        ---------        ---------        ---------
         Total net sales ...................         121,042          102,718          239,504          200,777

Cost of goods sold .........................         101,841           76,348          205,324          150,180
                                                   ---------        ---------        ---------        ---------
GROSS PROFIT ...............................          19,201           26,370           34,180           50,597

Selling, general and administrative expenses           3,209            6,893            7,106           12,218
                                                   ---------        ---------        ---------        ---------
OPERATING INCOME ...........................          15,992           19,477           27,074           38,379

Interest expense ...........................          (3,617)          (1,594)          (6,960)          (3,995)
Other income ...............................             114              512            4,837            1,264
                                                   ---------        ---------        ---------        ---------
INCOME BEFORE INCOME TAXES .................          12,489           18,395           24,951           35,648

Income taxes ...............................           4,997            2,826            9,862            5,494
                                                   ---------        ---------        ---------        ---------
     NET INCOME ............................       $   7,492        $  15,569        $  15,089        $  30,154
                                                   =========        =========        =========        =========


BASIC EARNINGS PER SHARE:
Net income per share .......................       $     .15        $     .33        $     .31        $     .63
                                                   =========        =========        =========        =========

DILUTED EARNINGS PER SHARE:
Net income per share .......................       $     .15        $     .32        $     .31        $     .62
                                                   =========        =========        =========        =========


                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------        -------------------------
                                                                         1998             1997             1998             1997
                                                                       ---------        ---------        ---------        ---------
OPERATING ACTIVITIES:
     Net income ................................................       $   7,492        $  15,569        $  15,089        $  30,154
     Adjustments to reconcile net income to net cash
        provided (used) in operating activities:
        Depreciation and amortization ..........................           7,278            5,916           14,241           11,607
        Foreign currency gain ..................................                             (169)                             (261)
        Deferred taxes .........................................          (5,544)          (1,007)          (1,438)           1,468
        Changes in certain assets and liabilities:
        Accounts receivable ....................................            (763)           4,262           (1,846)          (4,529)
        Inventories ............................................         (26,979)         (10,314)         (32,612)           9,082
        Other assets ...........................................             131             (130)          (2,537)             382
        Accounts payable .......................................             130           (5,944)          (1,504)          (2,804)
        Accrued expenses .......................................           3,298            2,280             (628)           3,406
        Deferred revenue .......................................            (887)                              485
                                                                       ---------        ---------        ---------        ---------
          NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES .....         (15,844)          10,463          (10,750)          48,505
                                                                       ---------        ---------        ---------        ---------

INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment ...............         (57,668)         (35,194)        (104,535)         (81,524)
     Other .....................................................            (359)              58             (549)              56
                                                                       ---------        ---------        ---------        ---------
          NET CASH USED IN INVESTING ACTIVITIES ................         (58,027)         (35,136)        (105,084)         (81,468)
                                                                       ---------        ---------        ---------        ---------

FINANCING ACTIVITIES:
     Issuance of long-term debt ................................          94,419                           135,671
     Repayments of long-term debt ..............................          (1,360)          (1,295)          (2,693)          (2,426)
     Purchase of treasury stock ................................         (13,668)                          (14,647)
     Issuance of common stock, net of expenses .................             121               82              150              233
     Debt issuance costs .......................................            (578)                           (1,096)             (11)
                                                                       ---------        ---------        ---------        ---------
          NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES .....          78,934           (1,213)         117,385           (2,204)
                                                                       ---------        ---------        ---------        ---------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............           5,063          (25,886)           1,551          (35,167)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............           5,106           48,179            8,618           57,460
                                                                       ---------        ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................       $  10,169        $  22,293        $  10,169        $  22,293
                                                                       =========        =========        =========        =========

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
Cash paid for interest .........................................       $   5,193        $   3,262        $   9,529        $   6,958
                                                                       =========        =========        =========        =========
Cash paid for taxes ............................................       $  10,622        $   4,090        $  11,460        $   4,090
                                                                       =========        =========        =========        =========

SUPPLEMENTAL DISCLOSURE OF
     NONCASH INFORMATION:
Investment in Nakornthai Strip Mill received in exchange for the
     right to use SDI technology ...............................       $                $                $  15,468        $
                                                                       =========        =========        =========        =========

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


2.  INVENTORIES  (in thousands)

                                                          June 30,        December 31,
                                                            1998              1997
                                                        -----------       ------------
Raw Materials.....................................      $    46,374       $    22,851
Supplies..........................................           32,478            17,861
Work-in-progress..................................            5,113             6,656
Finished Goods....................................            8,810            12,795
                                                        -----------       -----------
                                                        $    92,775       $    60,163
                                                        ===========       ===========


3. EARNINGS PER SHARE  (in thousands)

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                              ---------------------------     -----------------------------
                                                                  1997           1998             1998              1997
                                                              -----------    -----------      -----------       -----------
Basic weighted average common shares....................           48,880         47,855           48,941            47,851
Dilutive effect of stock options........................              468            466              456               463
                                                              -----------    -----------      -----------       -----------
Diluted weighted average common shares .................           49,348         48,321           49,397            48,314
                                                              ===========    ===========      ===========       ===========



4.  NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Comprehensive Income", which requires that separate disclosure of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. It has been determined that the Company currently has no amounts which require classification under comprehensive income.

On January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information" which changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. It has been determined that the Company currently has no amounts which require separate disclosure under SFAS No. 131.

FAS 133 DISCLOSURE

Statement of Financial Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Aggregate net sales increased to $121.0 million in the second quarter of 1998 (for both hot band and Cold Mill products) from $102.7 million in the second quarter of 1997 (for hot band products alone), an aggregate increase of 18%. Net sales of hot bands alone, for the second quarter of 1998, decreased 43% to $58.5 million, on shipments of 178,200 tons, at an average price of $328 per net ton, compared to net sales of $102.7 million on shipments of 295,300 tons of hot bands for the second quarter of 1997, at an average price of $348 per ton. Hot band sales in the second quarter of 1998 decreased by 43% from the second quarter of 1997 due to the Company's deliberate use of a substantial portion of its hot band production as feed stock during the start-up of its Cold Mill and until the Company's second caster came on line in June 1998. Hot band production increased 11% from second quarter 1997 to second quarter 1998.

Net sales of Cold Mill products, including pickled and oiled, cold-rolled, hot-rolled galvanized and cold-rolled galvanized coils, which did not begin until the third quarter of 1997, were $62.5 million for the second quarter of 1998 on shipments of 145,800 tons, for an average price for Cold Mill products of $429 per ton.

Aggregate net sales of hot band and Cold Mill products, for the first half of 1998, increased to $239.5 million from $200.8 million (without Cold Mill production) in the first half of 1997, an increase of approximately 20%. Overall, the Company's revenues were up by an average of $22 per ton.

The Company anticipates, however, that revenues during the third and fourth quarters of 1998 across all product lines, but principally affecting hot band sales, will reflect the industry wide softening in selling prices due in large part to the current uncontrolled influx of cheap foreign steel, of varying qualities, primarily from Russia and Asia. This situation has been exacerbated by the collapse of the Asian consumer markets for new steel and the concurrent strength of the U.S. dollar.

Cost of Goods Sold

For the second quarters of 1998 and 1997, total cost of goods sold was $101.8 million and $76.3 million, respectively. Gross margins for the second quarters of 1998 and 1997 were $19.2 million and $26.4 million, respectively. For the first half of 1998 and 1997, total cost of goods sold was $205.3 million and $150.2 million, respectively. Gross margins for the first half of 1998 and 1997 were $34.2 million and $50.6 million, respectively. As a percentage of net sales, cost of goods sold was 84% and 74% for the second quarter of 1998 and 1997, respectively. As a percentage of net sales cost of goods sold was 86% and 75% for the first half of 1998 and 1997, respectively.

The gross margin percentage decrease from 1997 to 1998 is attributable to increasing scrap costs (up $10 per ton for the first half of 1998 compared to 1997) and the start-up of the Cold Mill Project that began in the second half of 1997 and continued into the first half of 1998. In connection with that start-up, and in order not to have to cut back on its hot band commitments to existing customers, the Company purchased hot band coils in the open market, at prices that were higher than the Company's cost of production for similar products. These coils were used to supply the Cold Mill operations, in part, during its start-up, and until the Company's new second caster became operational in June 1998, increasing its annual output capacity for hot bands from 1.3 to 2.3 million tons.

Selling, General and Administrative

Selling, general and administrative expense was $3.2 million and $6.9 million for the second quarter of 1998 and 1997, respectively, compared to $7.1 million and $12.2 million for the first half of 1998 and 1997, respectively. The decrease in selling, general and administrative expense is primarily due to the reduction in start-up costs related to certain of the Company's expansion projects and the reduction of amortization expense as a result of the amended credit agreement that was finalized in the second quarter of 1997.

During the first quarter of 1998, the Company entered into a ten-year Reciprocal License and Technology Sharing Agreement (the "License Agreement") with Nakornthai Strip Mill Public Co. Limited ("NSM") providing NSM with the right to use the Company's technology in exchange for shares and warrants of NSM stock valued at $15.5 million. The Company's ownership in NSM is recorded in Other Assets at its estimated fair value. Income relating to the License Agreement was deferred and is being recognized in income ratably over the ten-year term of the agreement. Concurrently, the Company entered into a ten-year Management Advisory and Technical Assistance Agreement to provide training and advice to a management company under contract with NSM to manage NSM's mill, for which the Company is to receive a fee of $2.0 million annually. Such amount is payable annually in advance and is being recognized in income ratably throughout each year of service.

Interest Expense

Interest expense totaled $3.6 million and $1.6 million for the second quarter of 1998 and 1997, respectively and $7.0 million and $4.0 million for the first half of 1998 and 1997, respectively. The additional interest expense is a result of additional borrowings to finance the expansion projects along with decreased capitalized interest.

Other Income

Other income was $4.8 million and $1.3 million for the first half of 1998 and 1997, respectively. The increase in other income is primarily attributable to nonrecurring services provided by the Company in connection with the NSM transaction.

Taxes

The provision for income taxes for the second quarter of 1998 and 1997, was $5.0 million and $2.8 million, respectively and for the first half of 1998 and 1997 was $9.9 million and $5.5 million, respectively. The tax provision for 1998 reflects the Company at the statutory income tax rates. For 1997, the Company's effective tax rate differed from the statutory rate as a result of the reduction in a deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Steel Dynamics' business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in its steelmaking and finishing operations and compliance with environmental laws. The Company's liquidity needs arise primarily from capital investments, working capital requirements and principal and interest payments on its indebtedness. Since its inception, SDI has met these liquidity requirements with cash provided by equity, long-term borrowings, state and local government grants and from operations. The Company anticipates that, under current market conditions, its available resources will be adequate to complete its Iron Dynamics Project in Butler, Indiana and its new Structural Mill Project currently slated to be built in Whitley County, Indiana, commencing in the fourth quarter of 1998.

Net cash used by operating activities totaled $15.8 million for the second quarter of 1998 and $10.8 million for the first half of 1998 primarily to build the Company's scrap inventory. Net cash provided by operating activities totaled $10.5 million for the second quarter of 1997 and $48.5 million for the first half of 1997. During the second quarter of 1997, the increase in cash from operating activities was primarily related to net income and during the first half of 1997 the increase in cash from operating activities was primarily related to net income and decreased scrap inventory. Net cash used in investing activities totaled $58.0 million and $35.1 million for the second quarter of 1998 and 1997, respectively, and $105.1 million and $81.5 million for the first half of 1998 and 1997, respectively. Investing activities primarily consisted of capital expenditures for the construction of the Company's existing facilities, the Cold Mill Project, the Caster Project, and the Iron Dynamics Project. Cash provided by financing activities totaled $78.9 million for the second quarter of 1998 and $117.4 million for the first half of 1998. The 1998 increase in cash provided by financing activities is attributable primarily to borrowings of senior term debt of $94.4 million for the second quarter of 1998 and $135.7 million for the first half of 1998 under the Company's credit facility.

STOCK REPURCHASE

Under a previously announced stock repurchase program, the Company during the second quarter acquired 840,000 shares of its stock in open market purchases, at an average price per share of $16.47 during the second quarter. In total, the Company has purchased 975,000 shares at an average price per share of $16.29 through the end of the second quarter.

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

IMPACT OF YEAR 2000

The so-called "Year 2000" or "Y2K" problem has become a general matter of concern to business, and has been identified by the Securities and Exchange Commission as a matter requiring discussion by publicly held manufacturing companies in their periodic reports effective with the next quarter ending after August 4, 1998, as a result of the fact that, historically, most computer programs have been written using 2 digits rather than four to define the applicable year. If not corrected, this could result in computers recognizing a date that includes "00" as the year

1900 rather than the year 2000, which could then cause any computer application that is date dependent to either fail or to produce erroneous information. This could, in turn, result in major systems failures or miscalculations with regard to such matters, for example, as manufacturing, shipping and receiving of product, the scheduling and availability of raw materials, parts and supplies inventories, billing and payments records, and the availability of utilities, telephone, data, and other essential services.

Because the Company's plant and all of its equipment and computer systems are of recent vintage, from its original hot mill in 1994 to its post-1996 Cold Mill, its Second Caster Project, and its Iron Dynamics Project, the Company believes and has preliminarily determined that its own internal systems, including its manufacturing equipment and other process control systems that may have "imbedded" computer technology, as well as its own information and data systems, are or, with relatively minor modifications, will be "Year 2000 compliant" in a timely manner. The Company is in the process of completing its internal reviews, which it plans to do with its internal staff, its equipment vendors, and if necessary, with outside consultants, and intends to implement any remaining modifications that may be found to be necessary. The Company anticipates that the cost associated with its own internal Y2K compliance will not be material and will not pose any significant operational problems.

The Company is in the process of reviewing and implementing a plan to obtain information from its external service providers, significant suppliers and customers, and financial institutions with the objective of confirming their plans and status of readiness to become Year 2000 compliant, in order to better understand and evaluate how their respective Year 2000 issues may affect the Company's operations, and in order to assess any possible risks of non-compliance. At this time, the Company is not in a position to assess this aspect of the year 2000 problem, but plans to take the necessary steps to provide itself with reasonable assurance that its suppliers, service providers, and customers are Year 2000 compliant.

While the Company believes that its own internal assessment and its planning efforts with respect to its external suppliers, service providers and customers are and will be adequate to address its reasonable year 2000 concerns, there can be no assurance that these efforts will be successful, that the systems or other companies upon which the Company and its systems rely will in fact be converted or compliant in a timely manner, that it will be able to reasonably and adequately protect itself through third party assurances, or that it will not otherwise have a material adverse effect on the Company and its operations.

FORWARD LOOKING STATEMENTS

Throughout this report form or in other reports filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as well as in press releases or in statements made to the market by officers in oral discussions, there may be various statements that express Company expectations regarding future events or future results, in contrast with statements that reflect historical facts. These expressions, generally preceded by such typical conditional words as "anticipates," "believes," "estimates," and "expects," are intended to operate as "forward looking statements," as permitted by the Private Securities Litigation Reform Act of 1995. The Act creates a "safe harbor" for predictive statements of this kind, in the event that things do not turn out as anticipated.

Forward looking statements, by their nature, involve risks and uncertainties. While management intends to express its best judgment when making statements about what may occur in the future, and although management believes them to be reasonable in light of the circumstances then known, a number of important factors can come into play to cause actual results to differ materially from those expected or implied by management in such forward looking statements. These factors include, but are not limited to, the following: (1) changes in economic conditions in the United States and other major international economies (especially affecting the significant steel producing and steel consuming nations in Asia, in Europe, and Russia); (2) elements of U.S. trade policy and actions regarding steel imports; (3) effects of changes, in the availability and costs of the principal raw materials, such as scrap steel, and other supplies used by the Company in its production processes; (4) changes in market demand (against available supply), for the Company's steel products, including the role of steel substitutes such as aluminum and plastics in the demand for new steel;
(5) actions by the Company's domestic and foreign competitors, including new or existing production capability coming on or off line; (6) availability and cost, as well as unplanned outages, of electricity and other utilities, upon which the Company is dependent, especially in light of current and ongoing deregulation reforms; (7) unplanned equipment failures and other plant outages; (8) labor unrest, work stoppage, and/or strikes, not only if they involve the Company directly, but if they negatively impact the Company's suppliers and/or its customers; (9) the impact of monetary or fiscal policy or of interest rates;
(10) the effect of weather or the elements; (11) the impact of changes in environmental laws; (12) risks and difficulties in implementing new technology that is not yet operational, such as the Company's Iron Dynamics Project to manufacture scrap substitutes; and (13) risks and difficulties in implementing information technology, including year 2000 compliance issues.

                                     PART II
                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on May 27, 1998. Proxies were solicited for the Annual Meeting in accordance with the requirements of the Securities Exchange Act 1934.

         At the Annual Meeting, a total of 32,933,829 of the 49,005,649 shares outstanding as of the record date of April 27, 1998 (67.2%) were present. As a result, the appointment of Deloitte Touche LLP was ratified to serve as the Company's independent auditors for 1998, by the affirmative vote of 32,909,128 of the 32,933,829 shares voted, and all of the following nominees for director of the Company, as described in the Proxy Statement, were dually elected, with no more than 50,000 shares withheld from or voted against any single nominee:

         John C. Bates
         Keith E. Busse
         Paul B. Edgerley
         Dr. Jurgen Kolb
         William Laverack, Jr.
         Mark D. Millett
         Leonard Rifkin
         Tracy L. Shellabarger
         William D. Strittmatter
         Richard P. Teets, Jr.
         Keitaro Yokohata.

         Any stockholder who intends to present a proposal at the 1999 Annual Meeting of Stockholders, and desires that such proposal be considered for inclusion in the Company's 1998 Proxy Statement and Proxy for the Annual Meeting, must furnish the proposal in writing to the Secretary of the Company no later than November 30, 1998. With respect to any other stockholder proposals that are intended to be presented at the 1999 or at any subsequent Annual Meeting, even if not included in the Proxy Statement and Proxy for that meeting, discretionary authority will be deemed conferred upon the Company's designated proxy or proxies to vote upon any or all of such matters, unless the Company receives notice of such matter no later than 45 days prior to the date on which the Company first mailed its proxy materials for the prior year's Annual Meting of Stockholders (unless a different date is specified in the Company's Articles of Incorporation or By-Laws) and a specific statement is made to that effect in the applicable Proxy Statement or Proxy. Because of the effective date of this new rule, the applicable date for the giving of any such notice for the 1999 Annual Meeting of Stockholders is March 22, 1999, and the specific statement regarding discretionary authority is not required to have been set forth in the 1997 Proxy Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits -
             Financial Data Schedule - Exhibit 27

         (B) Reports on Form 8-K for the quarter ended June 30, 1998 -
             None

Items 1 - 3 and Item 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 1998

                              STEEL DYNAMICS, INC.
                              By: /s/Tracy L. Shellabarger
                                  -----------------------------------
                                  TRACY L. SHELLABARGER
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                  (Principal Financial and Accounting Officer
                                  and Duly Authorized Officer)