Form 10-Q
period 1998-09-30
STEEL DYNAMICS INC
filed 1998-11-16
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

      X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the period ended September 30, 1998

                                       OR

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-21719

                              STEEL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

                         INDIANA                                                   35-1929476
(State or other jurisdiction of incorporation or organization)        (I.R.S. employer Identification No.)

 7030 POINTE INVERNESS WAY, SUITE 310,
          FORT WAYNE, INDIANA                                                        46804
(Address of principal executive offices)                                           (Zip code)

       Registrant's telephone number, including area code: (219) 459-3553


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

As of October 27, 1998, Registrant had outstanding 47,864,179 shares of Common Stock.

                              STEEL DYNAMICS, INC.
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

                                                                              Page
                                                                              ----
      Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
        December 31, 1997 ......................................................1

      Consolidated Statements of Operations for the three and nine-month periods ended September 30, 1998 and 1997 (unaudited)...................2

      Consolidated Statements of Cash Flows for the three and nine-month periods ended September 30, 1998 and 1997 (unaudited)...................3

      Notes to Consolidated Financial Statements................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..............................................6


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................10

         SIGNATURE..............................................................11

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                  1998              1997
                                                                                ---------         ---------
                                                                               (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...........................................        $   3,987         $   8,618
   Accounts receivable, net ............................................           44,529            33,465
   Accounts receivable-related parties .................................           22,355            11,210
   Inventories .........................................................          116,286            60,163
   Deferred taxes ......................................................           12,444            19,688
   Other current assets ................................................            4,410             2,158
                                                                                ---------         ---------
         Total current assets ..........................................          204,011           135,302

PROPERTY, PLANT, AND EQUIPMENT, NET ....................................          620,757           491,859

OTHER ASSETS ...........................................................           31,300            13,721
                                                                                ---------         ---------

         TOTAL ASSETS ..................................................        $ 856,068         $ 640,882
                                                                                =========         =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ....................................................        $  35,687         $  39,347
   Accounts payable-related parties ....................................           20,778            15,352
   Accrued interest ....................................................            3,267             2,319
   Other accrued expenses ..............................................           14,892            13,366
   Current maturities of long-term debt ................................            6,791             6,144
                                                                                ---------         ---------
         Total current liabilities .....................................           81,415            76,528

LONG-TERM DEBT, less current maturities ................................          407,598           213,397

DEFERRED REVENUE .......................................................           15,066

DEFERRED TAXES .........................................................            8,205            13,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock voting, $.01 par value; 100,000,000 shares authorized;
   49,158,279 and 49,131,273 shares issued and outstanding as of
   September 30, 1998 and December 31, 1997, respectively ..............              492               491
Treasury stock, at cost; 1,252,200 and 75,000 shares as of September 30,
   1998 and December 31, 1997, respectively ............................          (18,783)           (1,236)
Additional paid-in capital .............................................          334,312           334,164
Retained earnings ......................................................           27,763             4,176
                                                                                ---------         ---------
         Total stockholders' equity ....................................          343,784           337,595
                                                                                ---------         ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................        $ 856,068         $ 640,882
                                                                                =========         =========


               See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       1998           1997            1998            1997
                                                                    ---------       ---------       ---------       ---------
NET SALES
   Unrelated parties ...........................................    $ 105,251       $  62,086       $ 277,594       $ 176,376
   Related parties .............................................       35,707          42,616         102,868         129,103
                                                                    ---------       ---------       ---------       ---------
      Total net sales ..........................................      140,958         104,702         380,462         305,479

Cost of goods sold .............................................      114,892          81,004         320,216         231,182
                                                                    ---------       ---------       ---------       ---------
GROSS PROFIT ...................................................       26,066          23,698          60,246          74,297

Selling, general and administrative expenses ...................        5,998           7,471          13,104          19,689
                                                                    ---------       ---------       ---------       ---------
OPERATING INCOME ...............................................       20,068          16,227          47,142          54,608

Interest expense ...............................................       (5,965)         (1,487)        (12,925)         (5,480)
Other income ...................................................           69             251           4,906           1,515
                                                                    ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY LOSS ......................................       14,172          14,991          39,123          50,643

Income tax expense .............................................        5,674           1,954          15,536           7,452
                                                                    ---------       ---------       ---------       ---------
   INCOME BEFORE EXTRAORDINARY LOSS ............................        8,498          13,037          23,587          43,191

Extraordinary loss, net of $5,083 deferred tax benefit in 1997..                       (7,624)                         (7,624)
                                                                    ---------       ---------       ---------       ---------

      NET INCOME ...............................................    $   8,498       $   5,413       $  23,587       $  35,567
                                                                    =========       =========       =========       =========


BASIC EARNINGS PER SHARE:
   Income before extraordinary loss ............................    $     .18       $     .27       $     .48       $     .90
   Extraordinary loss ..........................................                         (.16)                           (.16)
                                                                    ---------       ---------       ---------       ---------
   Net income ..................................................    $     .18       $     .11       $     .48       $     .74
                                                                    =========       =========       =========       =========

DILUTED EARNINGS PER SHARE:
   Income before extraordinary loss ............................    $     .18       $     .27       $     .48       $     .89
   Extraordinary loss ..........................................                                         (.16)           (.16)
                                                                    ---------       ---------       ---------       ---------
   Net income ..................................................    $     .18       $     .11       $     .48       $     .73
                                                                    =========       =========       =========       =========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                        1998            1997             1998           1997
                                                                      ---------       ---------       ---------       ---------
OPERATING ACTIVITIES:
   Net income ..................................................      $   8,498       $   5,413       $  23,587       $  35,567
   Adjustments to reconcile net income to net cash
      provided (used) in operating activities:
      Depreciation and amortization ............................          8,411           6,016          22,652          17,623
      Foreign currency gain ....................................              1            (260)
      Deferred taxes ...........................................          3,524          (4,509)          2,086          (3,041)
      Extraordinary loss .......................................         11,019          11,019
      Changes in certain assets and liabilities:
      Accounts receivable ......................................        (20,363)         (5,141)        (22,209)         (9,670)
      Inventories ..............................................        (23,511)          3,031         (56,123)         12,113
      Other assets .............................................            285          (1,079)         (2,252)           (697)
      Accounts payable .........................................          3,271          (2,723)          1,767          (5,527)
      Accrued expenses .........................................          3,102           2,587           2,472           5,993
      Deferred revenue .........................................           (887)                           (402)
                                                                      ---------       ---------       ---------       ---------
       NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES ........        (17,670)         14,615         (28,422)         63,120
                                                                      ---------       ---------       ---------       ---------

INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment .................        (46,483)        (49,935)       (151,016)       (131,459)
   Other .......................................................           (879)             91          (1,428)            147
                                                                      ---------       ---------       ---------       ---------
       NET CASH USED IN INVESTING ACTIVITIES ...................        (47,362)        (49,844)       (152,444)       (131,312)

FINANCING ACTIVITIES:
   Issuance of long-term debt ..................................         63,421                         199,092
   Repayments of long-term debt ................................         (1,380)         (1,243)         (4,073)         (3,669)
   Purchase of treasury stock ..................................         (2,900)                        (17,547)
   Issuance of common stock, net of expenses ...................                         29,711             150          29,944
   Debt issuance costs .........................................           (291)           (443)         (1,387)           (454)
                                                                      ---------       ---------       ---------       ---------
       NET CASH PROVIDED IN FINANCING ACTIVITIES ...............         58,850          28,025         176,235          25,821
                                                                      ---------       ---------       ---------       ---------


DECREASE IN CASH AND CASH EQUIVALENTS ..........................         (6,182)         (7,204)         (4,631)        (42,371)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............         10,169          22,293           8,618          57,460
                                                                      ---------       ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................      $   3,987       $  15,089       $   3,987       $  15,089
                                                                      =========       =========       =========       =========


SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
Cash paid for interest .........................................      $   6,379       $   3,949       $  16,456       $  10,906
                                                                      =========       =========       =========       =========
Cash paid for taxes ............................................      $   2,159       $   1,750       $  13,619       $   5,840
                                                                      =========       =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF
   NONCASH INFORMATION:
Investment in Nakornthai Strip Mill received in exchange for the
   right to use SDI technology .................................      $               $               $  15,468       $
                                                                      =========       =========       =========       =========

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


2.  INVENTORIES  (in thousands)

                                               September 30,           December 31,
                                                    1998                  1997
                                                  --------              --------
Raw materials ......................              $ 52,141              $ 22,851
Supplies ...........................                35,749                17,861
Work-in-progress ...................                 8,759                 6,656
Finished goods .....................                19,637                12,795
                                                  --------              --------
                                                  $116,286              $ 60,163
                                                  ========              ========

3. EARNINGS PER SHARE  (in thousands)

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                                   Three Months Ended                        Nine Months Ended
                                                                      September 30,                             September 30,
                                                               ---------------------------               ---------------------------
                                                                1998                 1997                 1998                 1997
                                                               ------               ------               ------               ------
Basic weighted average common shares ...........               48,113               48,540               48,662               48,080
Dilutive effect of stock options ...............                  365                  566                  425                  512
                                                               ------               ------               ------               ------
Diluted weighted average common shares .........               48,478               49,106               49,087               48,592
                                                               ======               ======               ======               ======


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

On January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information" which changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. It has not yet been determined that the Company is required to provide additional disclosure as a result of the adoption of SFAS No. 131.

Statement of Financial Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect, if any, of the new standard on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Aggregate net sales increased to $141.0 million in the third quarter of 1998 from $104.7 million in the third quarter of 1997, an aggregate increase of 35%. Net sales of hot bands alone, for the third quarter of 1998, decreased 31% to $60.9 million, on shipments of 191,138 tons, at an average price of $319 per net ton, compared to net sales of $87.6 million on shipments of 254,570 tons of hot bands for the third quarter of 1997, at an average price of $344 per ton. Hot band sales in the third quarter of 1998 decreased by 31% from the third quarter of 1997 due to the Company's deliberate use of a substantial portion of its hot band production as feed stock during the continued start-up of its Cold Mill. Hot band production increased 36% from third quarter 1997 to third quarter 1998.

Net sales of Cold Mill products, including pickled and oiled, cold-rolled, hot-rolled galvanized and cold-rolled galvanized coils, which did not begin until the third quarter of 1997, increased to $80.1 million for the third quarter of 1998 on shipments of 187,679 tons, for an average price for Cold Mill products of $427 per ton from $17.1 million for the third quarter of 1997 on shipments of 46,337 tons, for an average price for Cold Mill products of $369 per ton.

Aggregate net sales of hot band and Cold Mill products, for the first nine months of 1998, increased to $380.5 million from $305.5 million in the first nine month of 1997, an increase of approximately 25%. Overall, the Company's revenues were up by an average of $23 per ton.

The Company anticipates, however, that revenues during the fourth quarter of 1998 and the first quarter of 1999 across all product lines, but principally affecting hot band sales, will reflect the industry wide softening in demand and selling prices due in large part to the current uncontrolled influx of cheap foreign steel, of varying qualities, primarily from Russia and Asia. This situation has been exacerbated by the collapse of the Asian consumer markets for new steel and the concurrent strength of the U.S. dollar.

On September 30, 1998, the Company and eleven other producers of carbon hot-rolled sheet products joined the United Steelworkers of America and the Independent Steelworkers Union in filing antidumping cases against steel imports from Russia, Japan and Brazil. The International Trade Commission will make a preliminary injury decision within 45 days and the U.S. Department of Commerce will issue a preliminary subsidy determination within 85 days and preliminary dumping determinations within 160 days.

Cost of Goods Sold

For the third quarters of 1998 and 1997, total cost of goods sold was $114.9 million and $81.0 million, respectively. Gross profit for the third quarters of 1998 and 1997 were $26.1 million and $23.7 million, respectively. For the first nine months of 1998 and 1997, total cost of goods sold was $320.2 million and $231.2 million, respectively. Gross profit for the first nine months of 1998 and 1997 were $60.2 million and $74.3 million, respectively. As a percentage of net sales, cost of goods sold was 82% and 77% for the third quarter of 1998 and 1997, respectively. As a percentage of net sales cost of goods sold was 84% and 76% for the first nine months of 1998 and 1997, respectively.

The gross margin percentage decrease from 1997 to 1998 is attributable to increasing scrap costs (up $3 per ton for the first nine months of 1998 compared to 1997) and the start-up of the Cold Mill Project that began in the second half of 1997 and continued into 1998. In connection with that start-up, and in order not to have to cut back on its hot band commitments to existing customers, the Company purchased hot band coils in the open market, at prices that were higher than the Company's cost of production for similar products. These coils were used to supply the Cold Mill operations, in part, during its start-up, and until the Company's new second caster became operational in June 1998, increasing its annual output capacity for hot bands from 1.3 to 2.3 million tons.

Since September, market prices for scrap have decreased $30-$40 per ton and market prices for hot bands have decreased an estimated $20-$30 per ton.

Selling, General and Administrative

Selling, general and administrative expense was $6.0 million and $7.5 million for the third quarter of 1998 and 1997, respectively, compared to $13.1 million and $19.7 million for the first nine months of 1998 and 1997, respectively. The decrease in selling, general and administrative expense is primarily due to the reduction in start-up costs related to certain of the Company's expansion projects.

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

Interest Expense

Interest expense totaled $6.0 million and $1.5 million for the third quarter of 1998 and 1997, respectively and $12.9 million and $5.5 million for the first nine months of 1998 and 1997, respectively. The additional interest expense is a result of additional borrowings to finance the expansion projects along with decreased capitalized interest.

Other Income

Other income was $4.9 million and $1.5 million for the first nine months of 1998 and 1997, respectively. The increase in other income is primarily attributable to nonrecurring income associated with services provided by the Company in connection with the NSM transaction.

Taxes

The provision for income taxes for the third quarter of 1998 and 1997, was $5.7 million and $2.0 million, respectively and for the first nine months of 1998 and 1997 was $15.5 million and $7.5 million, respectively. The tax provision for 1998 reflects income tax expense for the Company at the statutory income tax rates. For 1997, the Company's effective tax rate differed from the statutory rate as a result of the reduction in a deferred tax valuation allowance.

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

Net cash used by operating activities totaled $17.7 million for the third quarter of 1998 and $28.4 million for the first nine months of 1998 primarily to build the Company's scrap inventory and increases in accounts receivable. Net cash provided by operating activities totaled $14.6 million for the third quarter of 1997 and $63.1 million for the first nine months of 1997. During the third quarter of 1997, the increase in cash from operating activities was primarily related to net income and recognition of an extraordinary loss. During the first nine months of 1997 the increase in cash from operating activities was primarily related to net income, decreased scrap inventory and recognition of an extraordinary loss. Net cash used in investing activities totaled $47.4 million and $49.8 million for the third quarter of 1998 and 1997, respectively, and $152.4 million and $131.3 million for the first nine months of 1998 and 1997, respectively. Investing activities primarily consisted of capital expenditures for the construction of the Company's existing facilities, the Cold Mill Project, the Caster Project, and the Iron Dynamics Project. Cash provided by financing activities totaled $58.9 million for the third quarter of 1998 and $176.2 million for the first nine months of 1998. The 1998 increase in cash provided by financing activities is attributable primarily to borrowings of senior term debt of $63.4 million for the third quarter of 1998 and $199.1 million for the first nine of 1998 under the Company's credit facility.

STOCK REPURCHASE

Under a previously announced stock repurchase program, the Company during the third quarter of 1998 acquired 277,200 shares of its stock in open market purchases, at an average price per share of $11.93. In total, the Company has purchased 1,252,200 shares at an average price per share of $15.32 through the end of the third quarter.

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

The Company is in the process of developing and implementing a plan to obtain information from its external service providers, significant suppliers and customers, and financial institutions with the objective of confirming their plans and status of readiness to become Year 2000 compliant, in order to better understand and evaluate how their respective Year 2000 issues may affect the Company's operations, and in order to assess any possible risks of non-compliance. At this time, the Company is not in a position to assess this aspect of the year 2000 problem, but plans to take the necessary steps to provide itself with reasonable assurance that its suppliers, service providers, and customers are Year 2000 compliant.

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

However, based on the Company's assessment efforts to date, which does not yet include an assessment of incoming and outgoing transportation issues involving railroads and motor carriers, the Company believes that the reasonably worst case scenario resulting from one or more supply-side failures, internal imbedded operational failures, or sell-side failures, will not have a material adverse impact on its financial condition or results of operations. The Company already maintains, and will continue to maintain adequate on-site quantities of raw materials, parts and supplies, sufficient to buffer any anticipated vendor interruptions. The Company's manufacturing facilities, and the separate components of its melting, casting, and finishing facilities, are and will be capable of being operated manually should an unanticipated breakdown occur as a result of an imbedded failure. And the Company's order entry lead times are of sufficient magnitude to analyze and repair any anticipated problem that may arise before they would manifest themselves as a loss of or delay in sales.

FORWARD LOOKING STATEMENTS

Throughout this report or in other reports filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as well as in press releases or in statements made to the market by officers in oral discussions, there may be various statements that express Company expectations regarding future events or future results, in contrast with statements that reflect historical facts. These expressions, generally preceded by such typical conditional words as "anticipates," "believes," "estimates," and "expects," are intended to operate as "forward looking statements," as permitted by the Private Securities Litigation Reform Act of 1995. The Act creates a "safe harbor" for predictive statements of this kind, in the event that things do not turn out as anticipated.

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

                                     PART II
                               OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (A) Exhibits -
              Financial Data Schedule - Exhibit 27

      (B) Reports on Form 8-K for the quarter ended September 30, 1998
          None


Items 1 - 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of Securities
Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 12, 1998

                                              STEEL DYNAMICS, INC.
                              By:
                                             /s/Tracy L. Shellabarger
                                   -------------------------------------------
                                             TRACY L. SHELLABARGER
                                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                   (Principal Financial and Accounting Officer
                                   and Duly Authorized Officer)