Form 10-K405
period 1998-12-31
STEEL DYNAMICS INC
filed 1999-03-31
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-21719

                              STEEL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

            INDIANA                                          35-1929476
(State or other jurisdiction of                (IRS employer Identification No.)
 incorporation or organization)

7030  POINTE INVERNESS WAY, SUITE 310, FORT WAYNE, IN            46804
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                           Yes  /x/  No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 26, 1999 as reported on the Nasdaq National Market, was approximately, $16.00.

As of March 26, 1999, Registrant had outstanding 47,886,434 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Item 10, Item 11 and Item 12 of Part III will be set forth in, and incorporated by reference from, the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 1999, (the "1998 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1998.

                              STEEL DYNAMICS, INC.

                                TABLE OF CONTENTS

Part I                                                                      Page
       Item 1.  Business..................................................    1
       Item 2.  Properties................................................   14
       Item 3.  Legal Proceedings.........................................   15
       Item 4.  Submission of Matters to a Vote of Security Holders ......   16

Part II
       Item 5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters..................................   16
       Item 6.  Selected Financial Data...................................   18
       Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................   20
       Item 7A. Quantitative and Qualitative Disclosures About Market
                     Risk.................................................   25
       Item 8.  Consolidated Financial Statements.........................   26
       Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures.................   42

Part III
       Item 10. Directors and Executive Officers of the Registrant........   42
       Item 11. Executive Compensation....................................   42
       Item 12. Security Ownership of Certain Beneficial Owners
                     and Management.......................................   42
       Item 13  Certain Relationships and Related Transactions............   42

Part IV
       Item 14. Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K..................................   46

                                     PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS.

Throughout this report, and, in particular, "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," or elsewhere in other reports filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as well as in press releases or in oral statements made to the market by officers, there may be various statements that express Company opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect historical facts. These expressions, generally preceded by such typical conditional words as "anticipates," "intends," "believes," "estimates," and "expects," are intended to operate as "forward looking statements," as permitted by the Private Securities Litigation Reform Act of 1995. That legislation creates a "safe harbor" for predictive statements of this kind, in the event that things do not turn out as anticipated.

Forward looking statements, by their very nature, involve known and unknown risks and uncertainties that may cause actual results, performance, or achievements to differ materially from the anticipated results, performance, or achievements that may have been expressed or implied by such forward looking statements. While management intends to express its best judgment when making statements about what may occur in the future, and although management believes them to be reasonable in light of the circumstances then known, a number of important factors can come into play to cause the Company's actual results and experience to differ materially from those expected or implied by management in such forward looking statements.

These factors include, among others, the following: (1) changes in economic conditions in the United States and other major international economies (especially affecting the significant steel producing and steel consuming nations in Europe, Asia, and Russia); (2) elements of United States trade policy and actions regarding steel imports; (3) effects of changes in the availability and costs of the principal raw materials such as scrap steel and other supplies used by the Company in its production processes; (4) changes in market demand and resulting market prices, against available supply, for the Company's steel products, including the role of steel substitutes such as aluminum and plastics in the demand for new steel; (5) unanticipated or extraordinary expenses; (6) loss of business from major customers; (7) inability of the Company to successfully consummate or implement acquisitions; (8) changes in business strategy or development plans; (9) actions by the Company's domestic and foreign competitors, including new or existing production capacities coming into or leaving the market; (10) availability and cost, as well as unplanned outages, of electricity and other utilities, upon which the Company is dependent, especially in light of current and ongoing deregulation reforms; (11) unplanned equipment failures and other types of plant outages; (12) labor unrest, work stoppage, and/or strikes, not only if they involve the Company directly, but if they negatively impact the Company's suppliers and/or its customers; (13) the impact of monetary or fiscal policy or of increases in interest rates or in the Company's cost of borrowing; (14) the effect of weather or the elements; (15) the impact of changes in environmental laws or in other legal and regulatory requirements applicable to the Company, or any unanticipated private or governmental claims arising under any of such laws or regulations; (16) loss of key members of management; (17) risks and difficulties in implementing new technology that is not yet operational or is relatively new, such as the Company's Iron Dynamics Project to manufacture scrap substitutes; (18) changes in cost, completion, or start-up dates, and the performance and future capabilities of Company projects; (19) unanticipated outcomes of litigation or the impact of litigation on the adequacy of reserves, if any, or insurance coverages in connection with such litigation; and (20) risks and difficulties in implementing information technology, including year 2000 compliance issues.

Any forward looking statements contained in this report or in any other report, press releases, or oral statements that operate as forward looking speak only as of the date of such statement, and the Company undertakes no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be relied upon as historical data.

(a)   COMPANY OVERVIEW

Steel Dynamics, Inc. ("SDI") operates in the electric furnace mini-mill sector of the steel industry. The Company was founded by Keith E. Busse, Mark D. Millett and Richard P. Teets, Jr. in September 1993, as a new business enterprise under the corporate laws of the State of Indiana. SDI commenced construction of a steel mini-mill in October 1994 on a former "greenfield" site in DeKalb County, Indiana, the mini-mill was commissioned in December 1995, and, on January 2, 1996, SDI's mini-mill began actual production of commercial quality steel. Messrs. Busse, Millett and Teets pioneered the development of thin-slab flat-rolled compact strip production ("CSP") technology and in 1987 directed the construction and operation of the world's first thin-slab/flat-rolled mini-mill.

Management strategically located the mini-mill within close proximity to its natural customer base, steel service centers and other end users, abundant supplies of automotive and other steel scrap, competitive sources of power, and numerous rail and transportation routes. SDI believes that its strategic location provides it with sales and marketing as well as production cost advantages.

SDI's principal executive offices were relocated during 1998 into leased office space at Suite 310, 7030 Pointe Inverness Way, Fort Wayne, Indiana 46804, a commercial office building location which is removed from SDI's operating facilities. Its telephone number is 219-459-3553.

SDI and its subsidiary, Iron Dynamics, Inc., are collectively referred to herein as "SDI" or the "Company," unless the context otherwise requires.

During 1998, SDI operated its new (1996) state-of-the-art flat-rolled steel mini-mill in Butler, Indiana, which manufactures and markets a broad line of high quality, flat-rolled carbon steel, both hot rolled, cold rolled, and coated products, primarily for sale, directly to end users and through steel service centers, to the automotive, appliance, manufacturing, consumer durable goods, industrial machinery, office equipment, farm equipment, lawn and garden equipment, tubular products, and construction markets. The Company has striven for and has achieved a reputation among its customers for consistent product quality, on-time delivery, and superior service, fostered by a workforce that stresses decentralized management and critical decision making by those closest to the actual production process.

In July 1998, SDI was awarded the ISO 9002 international quality certification standard, and in February 1999, the Company's cold mill operation, where various value-added processes and coatings are applied to the steels the Company manufactures, achieved recommendation for the QS-9000 quality assurance program used by domestic automotive manufacturers.

(b)   1998 DEVELOPMENTS

EXISTING PROJECTS

During 1998, SDI completed two major projects and neared completion of a third major project. In July, the Company successfully completed construction, installation, and start-up of what the Company in previous reports described as its "Caster Project," consisting of a second melting furnace battery, a second thin-slab caster and tunnel furnace, an additional coiler, and certain necessary modifications to the meltshop building, which expanded its annual production capacity of hot rolled steel from 1.4 million tons to approximately 2.3 million tons.

This additional production capacity of hot rolled steel will allow the Company to take optimal advantage of its 1.0 million ton rolling and finishing capacity of its cold mill, which was itself completed during 1997 and is now producing an array of value added products, including hot rolled hot dipped galvanized sheet, hot rolled hot dipped Galvanneal, cold rolled hot dipped galvanized sheet, cold rolled hot dipped Galvanneal, and fully processed cold rolled sheet.

In January 1999, the Company also successfully completed installation and start-up of a seventh finishing stand in its rolling mill. This installation will provide for the balancing of rolling loads among the finishing stands, and will allow for better shape and profile performance and the possibility of rolling even lighter gauges in products such as high strength low alloy and medium carbon steels and products such as .044 56" wide mild steel or high strength low alloy 80 yield hot rolled sheet.

Also by year-end 1998, construction was substantially completed on the Company's Iron Dynamics, Inc. ("IDI") subsidiary's 520,000 metric tonne annual capacity plant, adjacent to SDI's Butler, Indiana facility, for the manufacture of direct reduced iron ("DRI") and the subsequent conversion of the DRI into approximately 470,000 tonnes of liquid pig iron to be used primarily as a high quality scrap substitute feed stock in SDI's adjacent mini-mill. IDI commissioned the Company's rotary hearth furnace in October 1998 and on March 23, 1999, successfully commissioned its submerged arc furnace, producing IDI's first liquid pig iron. The total cost of IDI's new plant was $93.8 million.

During March 1998, SDI entered into and in December 1998, also terminated an advisory and consulting relationship with Nakornthai Strip Mill Public Company Ltd. ("NSM"), a Thailand public company which owns and operates a steel mini-mill facility and certain other ancillary facilities (still under construction) in Chonburi, Thailand, as well as with NSM Management Co., a New York limited liability company, which was formed for the purpose of providing various management services to NSM. In March 1998, SDI entered into two related agreements, a Management Advisory and Technical Assistance Agreement (the "Advisory Agreement"), entered into with NSM Management Co., and a Reciprocal License and Technology Sharing Agreement (the "License Agreement"), which was entered into with NSM. Both agreements were for a ten year term but were cancelable by SDI.

The two agreements stipulated that SDI had conducted no prior review of the NSM facility and was undertaking no operational or management responsibilities in connection with the facilities, and provided that its sole obligation was to make available its business and operational know-how to NSM Management Co. for its consideration and possible use in training NSM's workforce, to make available to NSM Management Co. an understanding of the way in which SDI attempts to motivate and incentivize its own workforce, for possible replication, if suitable, in Thailand, and to make available to NSM its technical and process know-how regarding thin-slab casting and rolling technology. As partial consideration, SDI received 74,468,090 NSM "ordinary" shares and warrants to purchase 11,421,480 ordinary shares, or approximately 10% of NSM's common equity, which under the License Agreement was deemed fully earned upon its issuance, regardless of whether the License Agreement might later be terminated. SDI also received a $2 million advisory fee payment, in advance, for its 1998 services, together with a one-time $3.3 million fee for the first year only. SDI was to have received a $2 million annual advisory fee for the subsequent nine years under the Advisory Agreement.

SDI valued its NSM shares at $15.5 million, based upon a consideration of the trading price for the NSM shares on the Thai Securities Exchange, with consideration for certain applicable restrictions on resale. SDI began to take a portion of this consideration into income, on a quarterly basis, pro rata over the anticipated ten year life of the License Agreement.

SDI commenced its performance under the two agreements in March, sent various management level people to Thailand to assess the nature and scope of the advisory and technical services that might be required, provided training to various NSM employees at SDI's Butler, Indiana mini-mill, and began to observe that the NSM facility required considerably more intensive services than were contemplated under the two SDI agreements. This factor, coupled with the precipitous collapse of the Asian steel market and the virtual disappearance of NSM's domestic and export markets, caused NSM to substantially curtail production and to begin a downward spiral of deteriorating finances. With the mill incomplete, with the departure of a substantial number of senior level managers (including the president and chief executive officer), with an under-trained workforce, and with a cost of production exceeding by a substantial amount the realizable value of finished product, NSM's note holders, during the fourth quarter, issued a notice of default under the indenture that was entered into as part of a March 1998 $452 million financing package that was raised to enable NSM to complete its plant. Because SDI had voluntarily taken on considerably more duties and responsibilities than was its obligation under the two agreements, and because SDI also ultimately determined that it could no longer play this kind of enhanced role for a company under these distressed operating and financial circumstances in a different part of the world, SDI terminated its obligations under the two agreements, effective December 31, 1998. As a result of these fourth quarter 1998 developments, SDI wrote the value of its investment in NSM's stock down to $1.4 million and, as a result of the termination, accelerated the balance of the deferred revenue, as noted in Item 7.

NEW PROJECTS

NEW STRUCTURAL MILL

In November 1998, SDI completed acquisition of a 470 acre "greenfield" construction site at the intersection of U.S. Highway 30 between County Road 700 East and County Road 800 East in Whitley County (near Columbia City), Indiana. Preliminary site development activity began immediately after closing of the land purchase. Building construction is anticipated to begin in June, as soon as all necessary permits, including the Company's air permit, have been received.

The Structural Mill Project, with an anticipated capital cost of approximately $255 million, is expected to produce a broad range of structural products primarily aimed at the construction market. Contracts for the major pieces of equipment have been awarded, including the electric arc furnace and transformers, the ladle furnaces, the three-strand caster, reheat furnace, rolling mill, rolling mill electrical package, charge and ladle cranes, overhead cranes, and the level II computer system. In all, the total capital amount committed for the Structural Mill Project, as of February 28, 1999, was approximately $138 million.

In November 1998, SDI acquired a limited partnership minority interest (less than 2% initially) in MetalSite, L.P., a Delaware limited partnership. Weirton Steel Corp. owns a controlling interest in the limited partnership and LTV Steel Company, Inc. is another minority interest limited partner.

MetalSite is a new electronic Web-based marketplace for the on-line purchase of metal products from various sources. Initially, MetalSite will deal with secondary and excess prime steel, both hot and cold rolled. MetalSite will be open to any seller who wishes to become authorized to sell on-line. Buyers will eventually be able to access a multicompany catalog of products. There is also an on-line auction service through which a seller may solicit bids for a particular product, privately review the bids, and then award the sale. Products such as slabs, plate, and other prime products may become available on-line during 1999.

The Company expects the structural mill to effect a mid-2000 start-up. The facility is anticipated to have an annual capacity of 900,000 tons and is expected to employ approximately 300 people.

INDUSTRY SEGMENTS

Under Statement of Financial Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," SDI operated in a single business segment through the end of 1998: Steel Products. With the start-up of Iron Dynamics, Inc. during 1999, however, the Company will operate in two business segments:
Steel Products and Scrap Substitute Products.

(c)   BUSINESS STRATEGY

The Company's strategy, consistent with its high quality standards, is to maintain costs of production that are the lowest in the industry. SDI seeks to do this through constant emphasis on achieving (1) maximum productivity from the Company's lean, motivated, decentralized, grass roots decision making workforce,
(2) maximum life and utilization from its equipment, through employment of a rigorous predictive maintenance program aimed at minimizing unscheduled outages, and (3) consistently high quality finished products, with minimization of nonprime products through employment of state-of-the-art process controls and critical employee-based problem solving.

(d)   DESCRIPTION OF BUSINESS

INDUSTRY OVERVIEW

The steel industry has historically been and continues to be highly cyclical in nature, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, and levels of steel imports and tariffs. The industry has also been affected by other company-specific factors such as failure to adapt to technological change, plant inefficiency, and high labor costs. Steelmaking companies are particularly sensitive to trends in the automotive, oil and gas, gas transmission, construction, commercial equipment, rail transportation, agriculture and durable goods industries, because these industries are significant markets for steel products and are highly cyclical. Steel, regardless of product type, is a commodity affected by supply and demand, and prices have been volatile and have fluctuated in reaction to general and industry specific economic conditions. Under such conditions, a steel company must be a low cost, efficient producer and a quality manufacturer.

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

In contrast, a mini-mill employs an electric arc furnace ("EAF") to directly melt scrap steel or steel scrap substitute, thus entirely eliminating the energy-intensive blast furnace. A mini-mill incorporates the melt shop, ladle metallurgical station, casting, and rolling into a unified continuous flow. The melting process begins with the charging of a furnace vessel with scrap steel, carbon, and lime, or with a combination of scrap steel and a scrap substitute or alternative iron product (such as Iron Dynamics, Inc.'s liquid pig iron which the Company anticipates will begin to be produced during the first quarter of
1999), following which the vessel's top is swung into place and electrodes lowered into the scrap through holes in the top of the furnace. Electricity is then applied to melt the scrap and, to the extent of any liquid pig iron or other scrap substitute material, such material is injected directly into the melt mix. The liquid steel is then checked for chemistry and the necessary metallurgical adjustments are made while the steel is still in the melting furnace or, if the plant has a separate staging area for that process (as SDI does), the material is transported by a ladle to an area, commonly known as a ladle metallurgy station. From there, the liquid steel is transported by ladle to a turret at the continuous caster, wherein it is then transferred into a tundish, a kind of reservoir, which controls the flow of the liquid steel into a water-cooled copper-lined mold (the "caster") from which it exits as an externally solid billet or slab.

If a billet is cast (which is not the case with the Butler mini-mill's thin-slab casting process), the billet is then cut to length and either shipped as billets or stored until needed for further rolling or processing (which would involve reheating), or it may be sent directly into the rolling process, after which it may then be cut to length, straightened, or stacked and bundled. In the case of thin-slab casting, however, such as the process which is employed in SDI's Butler, Indiana mini-mill, the slabs proceed directly into a tunnel furnace, which maintains and equalizes the slab's temperature and then, after descaling, the slab is transported into the first stand of the rolling mill operation. In this rolling process, the steel is progressively reduced in thickness. In the case of sheet steel, it is wound into coils and, in the case of part of SDI's "hot band" production, is sold either directly to end users or to intermediate steel processors or service centers, where it may be pickled, cold-rolled, annealed, tempered, or galvanized; or, as is the case with the other portion of SDI's hot band output (which the Company intends to continually optimize), the hot band coils are directed through SDI's own cold finishing facility where SDI itself adds value to this product through its own pickling, cold rolling, annealing, tempering, or galvanizing processes.

As a group, mini-mills are generally characterized by lower costs of production and higher productivity than the integrated steelmakers. This is due, in part, to the mini-mills' lower capital costs and to their lower operating costs resulting from their streamlined melting process and smaller, more efficient plant layouts. Moreover, mini-mills have tended to employ a management culture that emphasizes worker empowerment and flexible, incentive-oriented non-union labor practices. The smaller plant size of the mini-mill operation also permits greater flexibility in locating the facility to optimize access to scrap supply, attractive energy costs, infrastructure and markets. Furthermore, the mini-mill's more efficient plant size and layout, which incorporates the melt shop, metallurgical station, casting, and rolling in a unified continuous flow under the same roof, have reduced or eliminated costly re-handling and re-heating of partially finished product. Mini-mills, moreover, have tended to be more willing to adapt to newer, more innovative and aggressive management styles, featuring decentralized decision-making. They have also adapted more quickly to the use of newer, more cost effective and efficient machinery and equipment, translating technological advances in the industry into more efficient production more quickly than the integrated mills.

Currently, however, the domestic mini-mill steel industry has excess production capacity which, together with competition from foreign producers, including a considerable amount of unfair competition over the past year, has resulted in cyclical pressures on profit margins as the mini-mills, including SDI, have struggled to maintain market share through necessary competitive pricing. In this environment, efficient production and cost controls are even more critical than ever before to a company's health and viability in weathering these periodic cyclical troughs.

THE COMPANY'S PRODUCTS AND APPLICATIONS

EXISTING

During 1998, the Company's array of hot rolled products included a variety of high quality mild and medium carbon and high strength low alloy hot rolled bands in 40" to 62" widths and in thicknesses from .500" down to .040" (1 mm), but was augmented by the addition of an array of lighter gauge hot rolled steels made possible by the addition of the seventh hot rolling mill stand. These products are not only suitable for mechanical and structural tubing, gas and fluid transmission piping, metal building systems, parts and components for automobiles, trucks, trailers, and recreational vehicles, rail cars, ships, barges, and other marine equipment, agricultural equipment and farm implements, lawn, garden, and recreational equipment, industrial machinery and shipping containers; but, as a result of the lighter gauge hot rolling capabilities brought about by the addition of SDI's seventh rolling stand, are anticipated to enable the Company to produce hot rolled hot dipped galvanized or Galvanneal products capable of replacing products that have traditionally only been available as cold rolled galvanized or Galvanneal. Thus, during 1998 SDI introduced its Galvanneal product line from both its hot rolled and cold rolled hot dipped galvanizing line.

The Company's array of products produced in its cold finishing facility during 1998, the first full year of production, included hot rolled hot dipped galvanized sheet, hot rolled hot dipped Galvanneal, cold rolled hot dipped galvanized sheet, cold rolled hot dipped Galvanneal, and fully processed cold rolled sheet. The addition of SDI's cold rolling facility to its already-existing advanced flat rolling hot mill will enable the Company to produce products for many new commercial, appliance, and automotive markets not previously available to the Company. The cold mill complex, completed in 1997, consists of a continuous pickling line, a hot rolled product galvanizing line, a cold rolled product galvanizing line, a two-stand reversing cold mill, a 32-base hydrogen annealing facility, and a single stand temper mill.

The cold mill was designed to produce a high grade, high quality product at the lowest possible cost, and results during 1998 indicate that its two-stand reversing cold mill technology has exceeded the equipment's guarantees on strip gauge control, flatness, and yield loss. The mill was designed to produce gauges as light as .015", but to date the mill has consistently rolled gauges as light as .011" with excellent thickness and shape performance.

PROPOSED

      IDI's DRI/Liquid Pig Iron

         See the discussion at "Steel Scrap Substitutes: Iron Dynamics, Inc.'s Liquid Pig Iron," below. SDI currently plans on consuming all of IDI's liquid pig iron output estimated at 470,000 metric tonnes, in its own steelmaking operations in Butler, Indiana contiguous to the IDI plant.

      New Structural Mill

         When SDI's new structural mill is completed, which the Company estimates will be during mid-2000, SDI intends to produce various structural steel products such as wide flange beams, American Standard beams, miscellaneous beams, "H" Piling material, sheeting piling material, American Standard and miscellaneous channels, bulb angles, and "Zee's."

         The steel in the structural mill will be melted in AC (alternating current) electric arc furnaces anticipated to tap 120-ton heats of liquid steel every 48 minutes. Unlike the Company's Butler, Indiana mini-mill operation, these furnaces are of a single-shell design. Liquid steel will be produced from charges of 100% steel scrap using both electrical and chemical energy generated by the furnace and associated oxygen/natural gas combustion equipment. After tapping, all heats of liquid steel will be taken to the ladle metallurgy furnaces where, following sampling, the mix will be adjusted for temperature and chemistry. The liquid steel will then be taken to the continuous casting machine, where the liquid steel will be converted to cast shapes (semi-finished material). Unlike the Butler, Indiana mini-mill, with its CSP casting machine that produces that a single strand of flat stock, the structural mill's machine will cast three strands of semi-finished material. Cast shapes from this machine will consist of "blooms" (rectangular shapes) and "beam blanks" (dog bone shapes) which will then be cut into specified lengths using oxygen/natural gas cut-off torches. Cast pieces exiting the casting machine will either be able to travel directly to the rolling mill reheat furnace for immediate hot rolling or will be capable of being stored for future charging into the reheat furnace. This will allow the flexibility to cast different shapes on the machine at the same time, as well as the ability to operate the caster/meltshop independent of the rolling operation.

         Continuously cast semi-finished material will be reheated to rolling temperature in a "walking beam" furnace equipped with air/natural gas burners. Heated lengths of blooms and beam blanks will then be discharged from the furnace, cleaned of any attached scale by high pressure water jets and then fed into the rolling operation. The heated bars will be processed through two reversing stand operations that will gradually work the semi-finished material into the shape of the final product. Unlike SDI's Butler mini-mill process, where the rolling operation is continuous, the rolling operation in the proposed structural mill will be cycled back and forth through the rolls to achieve the desired shape. With each consecutive pass through the stands the gap or distance between rolls will be reduced, which will elongate the bar and produce the final shape. All structural shapes produced in this mill will be supplied in the hot rolled condition.

THE COMPANY'S CUSTOMERS

EXISTING PRODUCTS

The Company's customers currently consist of intermediate steel processors, steel service centers and end users, including manufacturers of cold rolled strip, oil and gas transmission pipe, mechanical and structural tubing, office furniture, construction products, drum and pail manufacturers, automotive, industrial machinery, farm equipment and lawn and garden equipment.

Of SDI's total net sales for 1998, 1997 and 1996, approximately 84%, 63% and 71%, respectively, were to steel processors or service centers. These steel processors and service centers typically act as intermediaries between primary steel producers, such as SDI, and the various end user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. Even with the completion of the Cold Mill Project, and the increased utilization by the Company in its cold finishing facility of a considerable portion of its hot band production, the Company expects that its intermediate steel processor and service center customers will remain an integral part of its future customer base and plans to continue to sell its hot bands and other products to these customers.

Typically, the Company's backlog and order book does not extend beyond the current quarter, if assessed early in the quarter, or beyond the following quarter, if assessed midway through or toward end of a quarter. As result, the Company will tend to experience relatively little delay in realizing price changes occurring in the marketplace. The Company's backlog for hot rolled and cold rolled products amounted to $81.1 million (243,600 tons) at December 31, 1998 and $90.5 million (255,600 tons) at December 31, 1997. The 1998 backlog is believed to be generally firm, and 100% of that amount is expected to be shipped during 1999.

The following table sets forth the percentage of steel shipments, by tonnage, distributed among SDI's various direct or indirect markets, by end use applications, for the periods indicated:

                                PERCENTAGE FOR YEAR
     END USER INDUSTRY           ENDED DECEMBER 31,       TYPICAL APPLICATIONS
                                 ------------------
                                       1998
                                       ----

     Automotive                         28%               Safety restraints, suspension, frames

     Construction                       17%               Metal buildings, safety grating, pilings

     Commercial                         13%               Racks, shelving, office furniture

     HVAC                               10%               Heating and air conditioning systems

     Pipe and tube                       9%               Structural and mechanical tubing, conduit

     Culvert pipe and guard rails        5%               Highway and road construction

     Agricultural                        5%               Equipment, feeders and bins

     Residential                         5%               Lawn and garden equipment, furniture

     Other                               7%               Galvanizing, miscellaneous metal work
                                       100%

The Company's products are sold primarily through the Company's own marketing staff consisting of approximately fourteen people.


PROPOSED PRODUCTS

      IDI's DRI/Liquid Pig Iron Product

         The Company currently plans to consume IDI's estimated 470,000 metric tonnes annual output of liquid pig iron in SDI's own steelmaking operations in Butler, Indiana, and does not presently anticipate producing any merchant product for sale to third parties.

      Structural Mill Products

         When the structural mill, which is about to commence construction, is completed and when the facility is in production, anticipated to be mid-2000, SDI anticipates producing the following structural shapes primarily for the following markets serving the building and construction, bridge construction, railroad car, barge and shipbuilding, and machinery industries:

          Proposed Product                       Proposed Market
          ----------------                       ---------------
Wide flange, American Standard, and     framing and structural girders and columns,
miscellaneous beams                     bridge stringers, ribs or stiffeners, machine
                                        bases or skids, truck parts, and construction
                                        equipment parts
"H" Piling                              foundational supports
Sheet Piling                            bulkhead walls, cofferdams, shore protection
                                        structures, dams and core walls (temporary or
                                        permanent)
Channel sections                        diaphragms, stiffeners, ribs and components
                                        in built-up sections
Bulb angles and Zee's                   railroad cars and railroad equipment


SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's principal raw material is scrap metal derived, among other sources, from junked automobiles, industrial scrap, railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap, which typically includes freight, are subject to market conditions beyond the control of the Company, including fluctuating demand by U.S. and international steel producers against available supply from time to time, affected occasionally by speculation. Historically, the prices for scrap have varied significantly and may vary significantly in the future. In addition, the Company's operations require substantial amounts of other raw materials, including various types of pig iron, alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions. The Company may not be able to adjust its product prices, especially in the short-term, to recover the costs of periodic increases in scrap and other raw material prices. The Company's future profitability may be adversely affected to the extent it is unable to pass on higher raw material and energy costs to its customers.

Steel scrap is the single most important raw material used in the Company's steelmaking process, representing approximately 60% of the direct cost of a ton of hot rolled steel coil during 1998. The percentage steel scrap used in the Company's steelmaking operations may decline somewhat in future years, depending upon the proportion of liquid pig iron from the Company's Iron Dynamics operations or other purchased scrap substitute materials that may be used from time to time in the future.

As it relates to final product quality, EAF flat-rolled producers, such as SDI, and without regard to the usage of purer forms of scrap substitute material such as liquid pig iron, can normally only tolerate a maximum .2% level of "residuals" (i.e. non-ferrous metallic contamination such as copper, nickel, tin, chromium, and molybdenum, which, once having been dissolved into steel cannot be refined out). In order for the scrap melt to provide this level of quality under present circumstances (again, without the anticipated availability of the Company's IDI liquid pig iron or other purchased scrap substitute products), the mill must use approximately

60% of "low residual" steel scrap or an equivalent material. Such low residual scrap generally takes the form of No. 1 dealer bundles, No. 1 factory bundles, busheling, and clips. The Company may then use various grades of higher residual (and thus less expensive) scrap, which it can then blend with its low residual scrap to keep within impurity tolerances. Many variables impact scrap prices, the most critical of which is U.S. steel production.

Generally, as steel demand increases, so does scrap demand (and resulting prices). The reverse is also normally true, with scrap prices following steel prices downward where supply exceeds demand. During 1998, this was particularly true, as the flood of imported steel, much of it unfairly traded, resulted in sharply reduced new steel production with corresponding decreases in the need for scrap steel. This corresponding decrease in the price of scrap mitigated somewhat the impact of sharply declining prices for the Company's new steel products during 1998 and enabled the Company to maintain some modest profit margins despite the severe market dislocation. For the first time in recent memory, however, the precipitous decline in scrap prices actually caused a rarely seen phenomenon to occur: dealers, involving mostly the obsolete (higher residual) grades of scrap, actually reached a point where the low prices caused dealers to retain their inventories and to withhold them from sale, thus causing some short-term supply shortages even in the face of a supply/demand inversion at the consumer levels. In January 1998, the price of No. 1 dealer bundles in the Chicago area, on a delivered basis, was approximately $170 a gross ton, according to the Iron Age/Scrap Price Bulletin. The price eroded to the $132 per gross ton level for August delivery and then plunged to less than $80 a gross ton, or approximately half the January price, for year-end purchases. Similarly, the January 1998 composite scrap price (a three city average for No. 1 heavy-melting steel) was approximately $134 a gross ton, whereas by year end the composite price had fallen to just over $70 per gross ton.

Nonetheless, the Company believes that the demand for low residual steel scrap will rise more rapidly than the supply in the coming years, especially with the increased number of electric arc furnace mini-mills that have come online in recent years. This concern has prompted the Company, as a means of maintaining a secure available supply of steel scrap at competitive market prices, to seek and secure both a strong and dependable source through which to purchase steel scrap of all grades, including low residual scrap, and as a means of accessing a reliable supply of normally lower priced scrap substitute material, to develop its own "captive" scrap substitute supply and to arrange, contractually, for access, if needed, to other types of scrap substitute material such as iron carbide. The Company has accomplished these objectives through a long-term scrap purchase agreement with OmniSource Corporation ("OmniSource"), through the development of its Iron Dynamics, Inc. DRI/liquid pig iron project, and through a long-term purchase contract for iron carbide with Qualitech Steel Corporation ("Qualitech"). However, it is possible that from time to time the price of low residual scrap may approach or even dip to less than the cost of production of various scrap substitute materials, as is the case currently with respect to iron carbide, although the Company anticipates that the manufacturing costs and level of purity of its Iron Dynamics liquid pig iron will continue to be a lower cost and attractive scrap substitute material in all anticipated market conditions.

On March 22, 1999, Qualitech filed for Chapter 11 bankruptcy protection in the United States District Court for the Southern District of Indiana, Indianapolis Division. Qualitech has taken no action at the present time to reject its executory Off-Take Contract with SDI. Under current circumstances, however, with a formula purchase price under its Qualitech agreement tied to manufacturing costs, with a stipulated floor and ceiling amount, the cost to SDI for iron carbide under its Qualitech agreement, should it be required to purchase such material, would exceed the cost of scrap. Under the agreement, however, SDI may decline to take Qualitech's iron carbide at any time and Qualitech's sole remedy in such situation is to cancel the agreement. SDI currently believes that most of its anticipated scrap substitute needs will be filled by its own Iron Dynamics liquid pig iron project.

STEEL SCRAP

The Company has a long-term contract with OmniSource, a stockholder of the Company, which extends to 2003. Pursuant to this agreement, OmniSource has agreed to act as the Company's exclusive scrap purchasing agent and to use its best efforts to locate and secure for the Company's mini-mill such scrap supplies as the Company may from time-to-time wish to purchase, at the lowest then available market prices for material of like grade, quantity and delivery dates. The cost to the Company of OmniSource-owned scrap is the price at which OmniSource, in bona fide market transactions, can actually sell material of like grade, quality and quantity. With respect to general market scrap, the cost to the Company is the price at which OmniSource can actually purchase that scrap in the market (without mark-up or any other additional cost). For its services, OmniSource receives a commission per gross ton of scrap received by Steel Dynamics at its mini-mill. All final decisions regarding scrap purchases belong to the Company, and the Company maintains the sole right to determine its periodic scrap needs, including the extent to which it may employ steel scrap substitutes in lieu of or in addition to steel scrap. No commission is payable to OmniSource for scrap substitutes purchased or manufactured by the Company.

During 1998 and 1997, the Company purchased approximately 1,204,000 and 933,000 tons, respectively, of steel scrap from OmniSource. Although SDI expects that its total output in tons of flat-rolled steel coil will increase from 1.4 million to approximately 2.3 million as a result of the completion of the Caster Project, the Company expects that the availability of substantial quantities of steel scrap substitute material will mitigate somewhat its continued dependency on low residual steel scrap. SDI believes that its scrap purchasing relationship with OmniSource provides the Company with excellent access to available steel scrap within its primary scrap generation area.

STEEL SCRAP SUBSTITUTES

Iron Carbide

In June 1996, the Company entered into an Iron Carbide Off-Take Agreement with Qualitech. The Agreement is for five years, running from the time that Qualitech begins commercial production of iron carbide, which was anticipated to be the first quarter of 1999. Qualitech has built a 660,000 tonne annual capacity iron carbide facility in Corpus Christi, Texas, of which 300,000 tonnes annually, if produced by Qualitech, would be available annually for purchase by SDI at a formula purchase price based on various components of Qualitech's costs of production. The Company has not purchased any iron carbide from Qualitech during Qualitech's initial start-up, which has not to date produced any commercially significant quantities of material. As previously noted, however, Qualitech has filed for bankruptcy protection pursuant to Chapter 11 of the Bankruptcy Code in March 1999 and the status of the Iron Carbide Off-Take Agreement is currently in doubt. SDI does not currently view this contract as significant, inasmuch as the purchase price for the iron carbide, under the formula, would doubtlessly exceed SDI's cost of steel scrap, as well as IDI's liquid pig iron, and SDI would not currently elect to take any of such material even if it were it to be available. Should Qualitech begin manufacturing commercially available quantities of iron carbide, however, and depending upon the market price of other products, SDI is entitled under the Iron Carbide Off-Take Agreement to refuse to purchase the iron carbide, without liability, which, if SDI elected to do so, would entitle Qualitech only to elect to invoke its sole remedy of contract cancellation.

Iron Dynamics, Inc.'s Liquid Pig Iron

SDI's wholly owned subsidiary, Iron Dynamics, Inc., has constructed a new state-of-the-art facility for the production of direct reduced iron (DRI) and liquid pig iron. DRI is a metallic product made from iron ore or iron ore "fines" that have been treated in a "direct reduction" shaft furnace with either natural gas or coal to reduce the iron oxide to metallic iron. There is also a densified form of DRI, known as hot briquetted iron ("HBI") that is more stable than DRI because it will not tend to combust if mixed with water and oxygen (thus requiring less protection enroute to or at the steel mill) and can be bucket charged with scrap or continuously fed into the electric arc melting furnace.

         There are currently a number of commercially offered DRI/HBI processes that are either available for license or are still under development, including gas based processes such as Midrex, Hyl III, Circored, Finmet, and Iron Carbide (such as in use by Qualitech). Various coal based processes include Circofer, Fastmet, and a process licensed by Inmetco. SDI's Iron Dynamics DRI project, however, while being a coal based system, has elected to develop its own proprietary process and is not licensing any of the foregoing technologies. Worldwide, some 41 million metric tonnes of DRI/HBI was produced in 1997, triple the 11.2 million tonnes produced in 1985, and is expected to climb to approximately 45 million tonnes by 2000.

IDI's new facility will produce DRI but will then immediately convert the DRI in a submerged arc furnace into molten pig iron for direct charging into SDI's steelmaking furnaces. IDI's plant, which has been strategically located adjacent to SDI's mini-mill meltshop so that molten pig iron can be immediately transported to SDI's scrap melting furnaces to be added to the melt mix with scrap steel, is expected to produce approximately 520,000 metric tonnes of DRI for further refining into approximately 470,000 metric tonnes of pig iron.

Construction of the facility began in October 1997 and was substantially completed by year-end 1998. Hot commissioning of the facility has been ongoing since November 1998 and it is anticipated that the first liquid pig iron will flow to SDI during March 1999.

IDI has developed its own proprietary process to produce DRI or "sponge iron" from a combination of low-sulfur coal, which it obtains from West Virginia, and iron ore concentrate from Canada, both of which materials are being furnished under long-term supply contracts. The "IDI Process," with respect to which approximately five patents have been applied for, involves drying and grinding of both materials, the reduction of the silica content in the iron ore, and the mixing of these materials with binders in a prescribed ratio for feeding onto a rotating disk, where the materials are forced together by centripetal force to create pellets. Over and undersized pellets are recycled, while properly sized pellets are then fed further into the process, to be dried and then in turn fed into a state-of-the-art rotary hearth furnace. In one revolution the dry, sized pellets will become DRI and the DRI material will be discharged into a refractory lined container. At this stage, the DRI will have an anticipated metallic iron content of approximately 85% to 90%, and, although at this stage the DRI would be commercially usable material, IDI intends to transport the containers of the DRI material to a separate submerged arc melting furnace and desulfurization station for further processing into liquid pig iron having a chemistry of approximately 96% metallic iron. This liquid pig iron would then be transported by SDI directly into its steelmaking furnace charge. This 96% metallic iron is expected to compare to approximately 94% to 95% iron content for standard pig iron and approximately 91% iron content on average for DRI material. IDI's liquid pig iron is anticipated to contain limited sulfur and no gangue, in comparison with approximately 6% to 7% gangue for DRI material.

Some further advantages of the anticipated IDI liquid pig iron will be a lowering of electrical consumption in the DRI/liquid pig iron manufacturing process, by reason of the chemical energy available from the carbon and the further electrical energy savings in SDI's ironmaking process by reason of the delivery of the already molten (2400(degree)F) liquid pig iron to SDI's electric arc furnace, with an associated reduction in electrode consumption and increased unit productivity. SDI estimates this savings at approximately 15% to 20% assuming a 25% pig iron input. Further, IDI's liquid pig iron is anticipated to contain no FeO, which takes energy to reduce, in contrast to DRI which contains approximately 6% FeO. Some further advantages the Company believes are inherent in its IDI Process includes the ability to use high or low silica fines, which are the cheapest iron ore units available, the lack of any necessity to have the fines sized or grated (in contrast to certain other alternative processes), and the use of coal as the reductant, which is an abundant raw material not affected by global shortages of gas (a primary input in certain other alternative iron systems). In addition, the IDI Process may allow for the use of electric arc furnace waste products as raw material inputs, such as dry and oily mill scale, of which SDI expects to generate approximately 1,000 tons per month and which IDI may be able to purchase from other area mini-mills as well. Mill scale itself is a potentially excellent source of iron, with 70% to 75% iron content, which is higher than most ores.

ENERGY RESOURCES

Electricity

The Company modified its electric service contract with American Electric Power ("AEP") that extends through 2006. The contract now designates only a relatively small portion -- 200 hours annually -- as "interruptible service and establishes an agreed fixed rate for all the rest of SDI's usage. With interruptible service, the Company is always subject to risk of interruption at any time in the operation of the AEP System, as a result of an AEP annual peak demand, or even when AEP can receive a higher market price from an alternate buyer. Under such circumstances, the Company has the option of matching the spot market price of the alternate buyer in order to avoid interruption. Due to the extremely hot weather in June 1998 and the unavailability of certain nuclear power and coal based generating facilities to the power grid, SDI's Butler mill had to cut back to a nighttime operating mode on a number of days throughout the summer because of the unacceptably high rates per kilowatt hour created by these extremes in overall demand for electricity in tandem with the reduced availability of supply. The renegotiated electrical supply agreement with AEP, also provides a greater measure of assurance to SDI that the circumstances necessary to warrant interruptions of service must be of an emergency nature and thus SDI believes that this new contractual arrangement will substantially mitigate the dangers of such production cutbacks in the future.

Gas

The Company uses approximately 4,700 decatherms (a decatherm is equivalent to 1 million BTUs or 1,000 cubic feet) of natural gas per day. The Company has a "Primary Firm" delivery contract on the Panhandle Eastern Pipeline that extends through April 2008. The Company is also currently negotiating a "Primary Firm" delivery contract with NIPSCO/NIFL/Crossroads ("LDC") that extends through October 2005.

The Company maintains a liquid propane tank farm on site with sufficient reserves to sustain operations at the Butler facility for less than one week in the event of an interruption in the natural gas supply.

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

PATENTS AND TRADEMARKS

The Company has a trademark for the mark "SDI" and an accompanying design of a steel coil.

IDI has filed five patent applications with the U.S. Patent and Trademark Office relating to its methods of producing low sulfur liquid pig iron.

KEY CUSTOMERS

The Company's largest customers, Heidtman Steel Products, Inc. ("Heidtman") and Salzgitter AG ("Salzgitter") are also related parties. They accounted, in the aggregate, for approximately 27% and 41% of Steel Dynamics' total net sales in 1998 and 1997, respectively. While the loss of either Heidtman or Salzgitter as a customer, or a significant reduction in the business generated by Heidtman or Salzgitter, might have a material adverse effect on the Company's results of operations, the Company believes its relationships with these two companies have enabled it to baseload the mill, thus helping to ensure consistent and sufficient plant utilization. Heidtman and Salzgitter are the only two customers of SDI that have accounted, individually, for more than 10% of the Company's net sales in 1998 or 1997.

COMPETITIVE CONDITIONS

The steel industry is cyclical in nature and competition within the steel industry, both domestically and worldwide is intense. The Company competes primarily on the basis of price, quality, and the ability to meet customers' product specifications and delivery schedules. Many of the Company's competitors are integrated steel producers which are larger, may have substantially greater capital resources and experience, and, in some cases, have lower raw material costs than the Company. The Company also competes with other mini-mills, some of which may have greater financial resources. The highly competitive nature of the industry in general, and, in particular, the excessive over capacity combined with the flood of imported steel during 1998, did exert substantial downward pressure on prices for all the Company's products during 1998 and may continue to exert such downward pressure during 1999. In addition, in the case of certain product applications, steel competes with other materials, including plastics, aluminum, graphite composites, ceramics, glass, wood and concrete.

U.S.

During 1998, extremely high levels of steel imports, worldwide production over capacity and other factors adversely affected the domestic steel industry. The Company's products compete with many integrated producers' hot rolled coil products, as well as a growing number of hot rolled mini-mills. Despite significant reductions in raw steel production capacity by major U.S. producers over the last decade, the U.S. industry continues to be adversely affected, from time to time, by excess world capacity. Recent improved production efficiencies also have begun to increase overall production capacity in the United States. Excess production capacity exists in certain product lines in U.S. markets and, to a greater extent, worldwide. Increased industry overcapacity, coupled with economic recession, would intensify an already competitive environment.

An increasing number of mini-mills have entered or are expected to enter the EAF-based thin-slab/flat-rolled steel market in the next several years. These mini-mills have cost structures and management cultures more closely akin to those of the Company than to the integrated producers. The Company's penetration into the total flat-rolled steel market is limited by geographic considerations, to some extent by gauge and width of product specifications, and by some metallurgical and physical quality requirements.

Non-U.S.

Domestic steel producers, including SDI, have historically faced significant competition from foreign producers. From time to time, as occurred during 1998 and is continuing, the domestic steel producers have been adversely affected by what the Company believes to have been unfairly traded imports. The intensity of this foreign competition is also substantially affected by the relative strength of foreign economies and fluctuation in the value of the United States dollar against foreign currencies, with steel imports tending to increase when the value of the dollar is strong in relation to foreign currencies, some of which were significantly devalued during 1998. This situation was exacerbated by reason of a weakening of certain economies during 1998, particularly in Eastern Europe, Asia and in various Pacific Rim Countries. Because of the ownership, control or subsidization of some foreign steel producers by their governments, decisions by such producers with respect to their production and sales are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions.

Imports of flat-rolled products increased significantly during each of the last two years, surging to record levels during 1998. Based on AISI reports, during the three years 1998, 1997 and 1996, imports of flat-rolled products (excluding semi-finished steel) totaled approximately 20 million, 14 million and 12 million net tons, respectively, or approximately 25% of total domestic steel consumption in 1998, approximately 19% in 1997 and 17% in 1996.

On September 30, 1998, complaints were filed with the U.S. International Trade Commission ("ITC") by a number of U.S. steel companies, including SDI, and the United Steel Workers of America, seeking declarations that hot-rolled carbon steel was being dumped in the U.S. market at below fair market prices. On November 13, 1998, the ITC determined that there was a reasonable indication that the U.S. steel industry was threatened with material injury from such imports and on November 23, 1998, the U.S. Department of Commerce ("DOC") found that "critical circumstances" exist with respect to such imports from Russia and Japan (i.e., that there were massive imports from these two countries over a relatively short period of time with knowledge that the trade cases were imminent). The critical circumstances determination meant that steelmakers from such countries could be liable for antidumping duties on such steel imported into the U.S. from mid-November 1998 forward. In February 1999, DOC issued preliminary determinations that set substantial dumping margins on hot rolled steel produced from Japan, Russia and Brazil and countervailing duty margins on such products from Brazil. These preliminary findings normally mean that importers from the three countries must file bonds to cover the preliminary dumping margins on such imports. With respect to Japan and Russia, such bonds must cover imports dating back to mid-November 1998, although ultimate liability for dumping duties will depend on affirmative final determinations of injury and dumping by the ITC and DOC in mid-1999.

On February 22, 1999, the DOC announced that the U.S. government had reached a tentative agreement with the Russian Federation that, if finalized, would preclude the imposition of dumping duties in the pending trade cases against Russia and would roll back Russia's recent 700% increase in hot rolled steel product imports (from 508,000 metric tonnes in 1995 to 3,468,000 metric tonnes in 1998) to 1996 import levels (or approximately 750,000 metric tonnes). The "suspension agreement" would also impose a six month moratorium on any future hot rolled products imported from Russia and would establish a minimum price of $255 per metric tonne at which such product could thereafter be sold in the United States. SDI and the other petitioners oppose this agreement.

While these developments may result in a curtailment of some of the unfairly traded imports, there is the possibility that increased imports of steel, including some unfairly traded steel, may flow from other countries.

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

SDI anticipates that its air permit for its new Whitley County, Indiana structural mill project will be issued sometime during mid-May.

EMPLOYEES

SDI's work force consisted of 506 employees as of February 28, 1999. In addition, IDI had 62 employees as of February 28, 1999. The Company's employees are not represented by labor unions. The Company believes that its relationship with its employees is good.

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

FOREIGN EXPORT SALES

Of the Company's total net sales in 1998 and 1997, sales outside the continental United States accounted for less than 1%. The Company has appointed Salzgitter AG, a successor to Benssag Stahl AG, its preferred distributor for all sales to customers outside the United States, Canada and Mexico. Under the Salzgitter Purchasing Agreement, if the Company wishes to sell in the Export Territory, it must notify Salzgitter of the products available for sale and the price of these products. Salzgitter must then use its best efforts to solicit these sales and to present the Company with any purchase orders for the product, which the Company may then accept or reject. Sales within the Export Territory are for Salzgitter's own account, regardless of whether Salzgitter is purchasing for its use or for resale. If the Company receives an unsolicited offer to purchase any products from a prospective customer in the Export Territory, the Company must notify Salzgitter of the terms and Salzgitter has a right of first refusal to effect the purchase. For sales in the Export Territory, Salzgitter is entitled to a sales commission in addition to any other applicable discounts or rebates.

The Company has also entered into a "second look" export sales agreement for such international sales with Sumitomo Corporation of America ("Sumitomo") for effort sales not handled by Salzgitter, Sumitomo is also a stockholder in the Company. Sumitomo has also entered into an agreement with IDI under which IDI has agreed to sell to or through Sumitomo up to 50% of any DRI that IDI manufactures starting in 1998 and which Steel Dynamics, Inc. does not retain for its own consumption.

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

ITEM 2.   PROPERTIES

NEW CORPORATE OFFICES

The Company currently leases office space at 7030 Pointe Inverness Way, Fort Wayne, Indiana, on a year-to-year lease, as a corporate headquarters. The Company's corporate staff currently consists of 11 employees, including the Company's president and its chief financial officer. During 1998, SDI purchased a 10-acre tract of land at the junction of Interstate 69 and Indiana State Road 14 in Aboite Township on the southwest side of Fort Wayne, on which the Company anticipates locating its new corporate offices. At the present time, there is a building moratorium affecting all new construction in Aboite Township, relating to the current inadequacy of water and sewer service in the area. The moratorium is expected to be lifted during 1999. The Company has not yet determined the nature of the proposed office building project and will continue to lease its corporate office space until such determination is made.

The Butler Mini-Mill Facility

The Company's plant and administrative offices are located on a greenfield site of approximately 840 acres, in DeKalb County, Indiana. The production facilities consist of a series of contiguous buildings that represent distinct production activities. The meltshop portion of the building consists of approximately 140,000 square feet and houses the melting and casting operations. The tunnel furnace consists of approximately 54,500 square feet, and the Hot Mill building, that houses the rolling operations, consists of approximately 290,000 square feet. The continuous pickle line building, which connects the Hot Mill building and the Cold Mill building consists of approximately 51,000 square feet. The remaining portion of the Cold Mill building that houses two hot-dipped galvanizing lines, a semi-tandem two-stand reversing mill, batch annealing furnaces and a temper mill encompasses over 516,000 square feet. An addition to the meltshop building was added to accommodate the Caster Project, which also added the second caster itself, a second tunnel furnace and coiler, and various other peripheral equipment.

Office buildings on site consist of a general administrative office building, a building for hot rolling, engineering and safety employees, a cold mill office building, a melting/casting office building and a shipping office. An employee services building that includes a shower and locker room, along with the plant cafeteria, is also part of this site.

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

The IDI Facility

IDI's facilities are located on a "greenfield" site of approximately 26 acres that are leased from SDI under a long-term lease at nominal consideration. The facilities are adjacent to SDI's steelmaking meltshop and are configured in such a location as to allow unit train access to the meltshop. IDI has access to the east-west lines of Conrail, the north-south lines of Norfolk Southern Railway and the east-west lines of CSX through SDI's internal railroad infrastructure. In addition, IDI internally has constructed approximately two miles of railroad tracks, approximately one mile of which is devoted to creating a loop track so that an entire unit train (consisting of engines and no less than eighty rail cars) can cost effectively service the site.

There are five main buildings that comprise the IDI facility. They are the coal plant, consisting of 6,500 square feet, the Ore Plant consisting of 30,000 square feet, the Rotary Hearth/Submerged Arc Furnace Building consisting of 75,000 square feet, and the Utilities Building which consists of 15,000 square feet. The Rotary Hearth Furnace/Submerged Arc Furnace Building is served by an automated 100 ton capacity crane.

New Structural Mill Facility

SDI's proposed structural mill, with respect to which preliminary site work has commenced with steel production expected to commence during mid-2000, will be situated a 470 acre "greenfield" tract of land near Columbia City, Indiana in Whitley County, 30 acres of which have been set aside for use as wetland mitigation for the project. The new site is at the intersection of U.S. Highway 30 between County Road 700 East and County Road 800 East. The southern boundary of the site is a CSX railroad line with access rights allowed to the Norfolk Southern Railway overflow.

The structural mill facility, when completed, will consist of two main buildings that will comprise the structural mill itself. The meltshop building will contain seven bays and is planned to be approximately 200,000 square feet. The meltshop building will be connected to the rolling mill building that will contain four bays and consist of approximately 500,000 square feet. The meltshop building will contain the electric arc furnaces, ladle metallurgical furnaces and the caster. The reheat furnace and the heavy section rolling mill will be located within the rolling mill building. Additional buildings planned for the structural mill include an administration office building and an employee service building, which will house showers and locker rooms, as well as a cafeteria, and these facilities are in the process of being designed.


ITEM 3.  LEGAL PROCEEDINGS

In addition to the pending anti-dumping trade cases brought by SDI and a number of steel companies and a labor union against unlawfully dumped steel from Japan, Russia and Brazil, before the U.S. International Trade Commission, discussed previously in ITEM 1. BUSINESS under the heading "Competitive Conditions:
Non-U.S.," SDI is involved in two legal proceedings that are other than in the ordinary course of business.

         In February 1999, Iron Dynamics, Inc. brought a lawsuit in the Superior Court of DeKalb County, Indiana, Cause No. 17DO1 9902 CP 034, against Taft Contracting Company, Inc. of Chicago, Illinois. The Complaint is for damages and for a declaration of rights that a mechanic's lien for $1,080,647.84 filed in November 1998 by Taft, a former contractor working on the IDI plant construction project, is invalid and should be declared null and void. IDI had a fixed price written contract with Taft, which was twice amended to accommodate Taft's alleged reasons for repeatedly failing to perform the work in a proper and timely manner. The Taft lien covers alleged "extras," which IDI contends are entirely unsupportable under the contract, and the Company considers the lien to be entirely without merit. Taft has not yet filed an answer.

         In January 1999, IDS Bond Fund, Inc., IDS Life Managed Fund, Inc., IDS Income Trust, IDS Growth and Income Trust, and IDS Life Special Income Fund, Inc. filed suit in the United States District Court for the District of Minnesota, Fourth Division, as Civil File No. 99-116MJD/JGL, against Gleacher NatWest, d/b/a NatWest Capital Markets Limited ("NatWest") and McDonald Investments, Inc., f/k/a McDonald and Company Securities, Inc. ("McDonald"), both of which, in March 1998, had resold approximately $62 million of Notes to the Plaintiffs, pursuant to SEC Rule 144A under the Securities Act of 1933. NatWest and McDonald (with others) had immediately before purchased these Notes, as "accredited investors," from an affiliate of Nakornthai Strip Mill Public Company Ltd. ("NSM"), a Thailand public company operating a steel mini-mill facility in Chonburi, Thailand, in an exempt private placement, all in connection with a $452 million financing to fund an expansion of the NSM mini-mill and related facilities in Thailand. The lawsuit alleges that NatWest and McDonald, as a result of statements made in the detailed written Offering Memorandum that was employed in connection with the transaction, and in connection with statements made orally at a "road show" in connection with the offering, defrauded plaintiffs by misrepresenting material facts or by omitting to state certain facts about the NSM financing that would have been required in order to make the statements that were made not misleading.

         Plaintiffs also sued SDI, although SDI was neither a seller of any NSM Notes to Plaintiffs nor responsible for preparation of the Offering Memorandum nor for the conduct and content of the road show. Plaintiffs have sued SDI, as well as NatWest and McDonald, pursuant to the provisions of Section 10(b) and SEC Rule 10b-5 promulgated thereunder, although the claims against SDI are based solely on certain alleged statements that Plaintiffs claim were made at the road show by SDI's president, Keith E. Busse. Plaintiffs claim that such alleged statements led them to believe that SDI had "endorsed" the NSM project and believed that it would be a "state-of-the-art" facility capable or producing "quality" steel at a "reasonable" cost.

Plaintiffs allege that the NSM steel mill has not been completed, is presently shut down, and is in default under the Note indenture. SDI believes that it has no liability to Plaintiffs in connection with this transaction and that Plaintiffs' claim against SDI is entirely without legal or factual merit.

         On March 22, 1999, SDI filed a Motion to Dismiss all claims against SDI, concurrently with a separate Motion to Dismiss filed jointly by NatWest and McDonald. SDI contends that Plaintiffs have alleged nothing in their Amended Complaint that meets the rigid pleading requirements prescribed by the Private Securities Litigation Reform Act of 1995, that Plaintiffs have failed to allege any material misstatements or omissions by SDI, have failed to allege that anything Mr. Busse or SDI said was false when made, have failed to allege that SDI acted or failed to act with any fraudulent intent, have failed to allege any justified reliance, and have failed to allege any injury stemming from any of the allegations pertaining to SDI. SDI further contends that the Offering Memorandum clearly and in great detail set forth all of the cautions, warnings and risk factors about which IDS appears to be complaining and that these warnings "bespoke caution" to a sophisticated institutional investor, such as Plaintiffs, which should therefore not be allowed to ignore them in favor of alleged casual at best "soft" inconsistent statements allegedly made at a road show.

         SDI's undertakings with respect to the entire NSM transaction were embodied in two written agreements, a Management Advisory and Technical Assistance Agreement and a Reciprocal License and Technology Sharing Agreement, which specified in detail that SDI was to function solely as an adviser and consultant, to impart some of SDI's steelmaking and operational techniques and methodologies to NSM's managers and to a limited liability management company intended to provide various services to NSM. SDI believes that the Offering Memorandum in connection with the offering involved in this case was completely consistent in all respects with the portrayal of SDI's limited role.

         Pending the Court's ruling on the Motions to Dismiss, which have not yet been fully briefed, all discovery in the case has been stayed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "STLD". The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the Common Stock:

     1998                                   High            Low
     ----                                  -------        --------
       First Quarter                       $21.813        $16.000
       Second Quarter                       23.375         13.625
       Third Quarter                        15.438         10.500
       Fourth Quarter                       15.375          9.375

     1997                                   High            Low
     ----                                  -------        --------
       First Quarter                       $25.375        $17.375
       Second Quarter                       26.375         16.500
       Third Quarter                        28.750         22.750
       Fourth Quarter                       24.250         15.750

As of March 26, 1999, there were 47,886,434 shares of Common Stock outstanding and held beneficially by approximately 14,239 stockholders. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 700 is not representative of the number of beneficial holders.

On December 11, 1997, the Board of Directors authorized the Company to repurchase up to 5% of its Common Stock. Under the program, shares may be purchased from time to time at prevailing market prices. As of March 26, 1999, the Company had repurchased 1,294,100 shares at an average price of $15.00 per share, of which 1,219,100 shares were purchased during 1998.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following is selected audited consolidated financial data of the Company as of and for each of the five years in the period ending December 31, 1998. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Steel Dynamics, Inc. and notes thereto contained elsewhere in this Form 10-K.

                                                                   YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------
                                                   1998         1997         1996         1995         1994
                                                ---------    ---------    ---------    ---------    ---------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Net sales ...................................   $ 514,786    $ 420,132    $ 252,617    $     137    $      --
Cost of goods sold ..........................     428,978      330,529      220,563        3,169           --
                                                ---------    ---------    ---------    ---------    ---------
   Gross profit (loss) ......................      85,808       89,603       32,054       (3,032)
Selling, general and administrative expenses       20,637       24,449       13,838       13,580        4,192
                                                ---------    ---------    ---------    ---------    ---------
   Income (loss) from operations ............      65,171       65,154       18,216      (16,612)      (4,192)
Interest expense ............................     (17,538)      (7,697)     (22,684)        (564)         (43)
Other income ................................       4,993        1,914        1,909       (2,712)      (4,645)
                                                ---------    ---------    ---------    ---------    ---------
   Income (loss) before income taxes
     and extraordinary loss .................      52,626       59,371       (2,559)     (19,888)      (8,880)
Income tax expense ..........................      20,942        7,813           --           --           --
                                                ---------    ---------    ---------    ---------    ---------
   Income (loss) before extraordinary loss ..      31,684       51,558       (2,559)     (19,888)      (8,880)
Extraordinary loss, net of tax (1) ..........          --       (7,624)      (7,271)          --           --
                                                ---------    ---------    ---------    ---------    ---------
   Net Income (loss) ........................   $  31,684    $  43,934    $  (9,830)   $ (19,888)   $  (8,880)
                                                =========    =========    =========    =========    =========

BASIC EARNINGS PER SHARE:
Income (loss) before extraordinary loss .....   $    0.65    $    1.07    $   (0.07)   $    (.62)   $    (.36)
Extraordinary loss ..........................          --        (0.16)       (0.21)          --           --
                                                ---------    ---------    ---------    ---------    ---------
Income (loss) ...............................   $    0.65    $    0.91    $   (0.28)   $    (.62)   $    (.36)
                                                =========    =========    =========    =========    =========

DILUTED EARNINGS PER SHARE:
Net income (loss) before extraordinary loss .   $    0.65    $    1.06    $   (0.07)   $    (.62)   $    (.36)
Extraordinary loss ..........................          --        (0.16)       (0.21)          --           --
                                                ---------    ---------    ---------    ---------    ---------
Net income (loss) ...........................   $     .65    $    0.90    $   (0.28)   $    (.62)   $    (.36)
                                                =========    =========    =========    =========    =========

                                                                           DECEMBER 31,
                                                ---------------------------------------------------------------
                                                   1998         1997         1996         1995          1994
                                                ----------   ----------   ----------   ----------    ----------

BALANCE SHEET DATA:
Cash and cash equivalents ...................   $    5,243   $    8,618   $   57,460   $    6,884    $   28,108
Working capital .............................      162,117       58,774       95,873      (14,488)        8,230
Net property, plant and equipment ...........      665,872      491,859      339,263      274,197        54,566
Total assets ................................      907,470      640,882      522,291      320,679        94,618
Long-term debt (including current maturities)      483,946      219,541      207,343      223,054        11,949
Stockholders' equity ........................      351,065      337,595      264,566       62,972        62,536


OTHER DATA:
Number of employees .........................          591          425          293          214            30
Shares outstanding at year end (000s)(3)....       47,864       49,056       47,803       28,645        28,060
Shipments (net tons) (2) ....................    1,416,950    1,205,247      793,848           --            --
Hot band production (net tons) (2) ..........    1,425,699    1,181,983      814,561           --            --
Prime ton percentage -- hot band (2) ........         95.3         95.3         89.0           --            --
Yield percentage -- hot band (2) ............         87.7         89.0         87.4           --            --
Effective capacity utilization --
   hot band (2) .............................         79.2         84.4         58.2           --            --
Man-hours per hot band net ton produced (2) .          .55          .56          .71           --            --

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

(3)      Excludes treasury stock of 1,294,100 shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1998, SDI substantially completed construction of its facility to produce steel scrap substitute through its wholly owned subsidiary, IDI. This facility has the capacity to produce 520,000 metric tonnes of direct reduced iron annually which will then be further processed into liquid pig iron, to be used as a steel scrap substitute in the Company's melt mix. To further increase cost savings and time efficiency, this facility is located adjacent to the SDI melt shop, where the product will be used.

In addition, during 1998, construction of the Caster Project was completed. This project entailed the construction of a second melting furnace, a second caster and tunnel furnace, and an additional coiler. These additions are anticipated to increase the expected production of hot-rolled steel to approximately 2.3 million tons.

SDI also began construction on the Structural Mill Project, during the fourth quarter of 1998. At completion, this project is anticipated to result in the operations of a facility that is expected to produce a broad range of structural steel products used in the construction market. It is estimated that the facility will have an annual capacity to produce 900,000 tons, with a capital cost of approximately $255 million.

RESULTS OF OPERATIONS

NET SALES

Sales are based on net tons shipped, product mix and related pricing. Net sales are determined by subtracting product returns, sales discounts and allowances for returns and claims from total sales. SDI charges premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based upon the cost of production. SDI also provides further value-added products in its Cold Mill. These products include hot-rolled and cold-rolled galvanized products, along with cold-rolled products, allowing SDI to charge premium prices compared to hot-rolled products. SDI has not entered into any material fixed-price, long-term (exceeding one calendar quarter) contracts for the sale of steel. Although fixed price contracts may reduce the risk of price declines, these contracts also limit the ability to take advantage of price increases.

Net sales for 1998 were $514.8 million compared to $420.1 million and $252.6 million in 1997 and 1996, respectively. Net tons shipped in 1998 were approximately 1,417,000 tons compared to 1,205,000 tons and 794,000 tons in 1997 and 1996 respectively. Net sales for 1998 increased $94.7 million or 23% compared to net sales in 1997. The increase in net sales was primarily due to increased volumes in 1998. Net sales for 1997 increased to $420.1 million from $252.6 million in 1996, due to 1997 being the first full year of operations and the partial completion of the Cold Mill.

1997 was the first year of operations for the Cold Mill, which produces and ships products including pickled and oiled coils, cold-rolled coils, hot-rolled galvanized coils and cold-rolled galvanized coils. In 1998 SDI deliberately used a substantial portion of its hot band production as feed stock during the continued start-up of the Cold Mill. This resulted in the decrease in hot band net tons shipped, in comparison to the increase in hot band net tons produced.

Approximately 24%, 41%, and 48%, of SDI shipments for calendar years 1998, 1997 and 1996, respectively, were purchased by Heidtman Steel Products, Inc. (or affiliates) and Salzgitter AG (or affiliates) pursuant to long-term contracts based on market pricing.

COST OF GOODS SOLD

All direct and indirect manufacturing costs are included in cost of goods sold. The principal elements of cost of good sold are:

              - Alloys                                - Electricity
              - Natural gas                           - Oxygen
              - Argon                                 - Electrodes
              - Steel and scrap substitutes           - Depreciation
              - Direct and indirect labor benefits

Steel scrap and scrap substitutes represent the most significant component of cost of goods sold. During the first three quarters of 1998, scrap costs increased almost $3 per ton. During the fourth quarter scrap prices decreased $30-$40 per ton. SDI believes prices of steel scrap will continue to be volatile, and likely increase in price range.

Costs of goods sold for 1998 were $429.0 million, compared to $330.5 million and $220.6 million in 1997 and 1996, respectively. Gross margin was $85.8 million in 1998 compared to $89.6 million and $32.1 million in 1997 and 1996, respectively. As a percentage of net sales, costs of goods sold was approximately 83%, 79% and 87%, for 1998, 1997 and 1996, respectively. The decrease in gross margin of 4% from 1997 to 1998 is primarily attributable to increasing scrap costs and the start-up of the Cold Mill Project that began in the second half of 1997 and continued into 1998. In connection with that start-up, and in order not to have to cut back on its hot band commitments to existing customers, the Company purchased hot band coils in the open market, at prices that were higher than the Company's cost of production for similar products. These coils were used to supply the Cold Mill operations, in part, during its start-up, and until the Company's new second caster became operational in June 1998, increasing its annual output capacity for hot bands to 2.3 million tons.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses ("SG&A") are comprised of all costs associated with the sales, finance and accounting, materials and transportation, and administrative departments. These costs include labor and benefits, professional services, property taxes, profit sharing expense and start-up costs associated with new projects.

For the years ended 1998, 1997, and 1996, SG&A costs were $20.6 million, $24.4 million and $13.8 million, respectively. As a percentage of net sales, SG&A represented approximately 4.0%, 5.8% and 5.5% for the years ended 1998, 1997 and 1996, respectively. The decrease in SG&A in 1998 is primarily due to the reduction in start-up costs related to SDI's expansion projects. Approximately $6.9 million of total SG&A costs during 1997, represented start-up costs related to the Cold Mill Project, IDI and the Caster Project. During 1998, approximately $5.8 million of total SG&A costs represented start-up costs related to IDI, the Structural Mill Project and Caster Project.

In March of 1998, the Company entered into a ten year Reciprocal License and Technology Sharing Agreement (the "License Agreement") with Nakornthai Strip Mill Public Co. Limited (NSM) providing NSM with the right to use the Company's technology in exchange for shares and warrants of NSM stock valued at $15.5 million, as well as reimbursed for withholding taxes of approximately $3.0 million. Income relating to the License Agreement was deferred to be recognized in income ratably over the ten year term of the agreements. Concurrently, the Company entered into a ten year Management Advisory and Technical Advisory Agreement to provide training and advice to a management company under contract with NSM to manage NSM's mill in return for $2.0 million annually.

Effective December 31, 1998, SDI terminated its agreements with NSM, resulting in the recognition of the deferred revenue. Concurrently, SDI recorded an impairment loss due to the decrease in the NSM stock value at December 31, 1998. The effect of the Company's relationship with NSM, resulted in a $5.2 million decrease of 1998 SG&A. The management fee is recorded as a reduction to SG&A to offset out-of-pocket expenses incurred in performing these services.

INTEREST EXPENSE

Interest expense for the years ended December 31, 1998, 1997 and 1996 was $17.5 million, $7.7 million and $22.7 million, respectively. SDI capitalizes interest costs related to construction expenditures during the construction period of the mini-mill and other projects. Capitalized interest for the years ended 1998, 1997 and 1996 was approximately $7.0 million, $8.1 million and $1.0 million. Interest costs during 1997 also reflect the effect of the amended credit agreement that was effective June 30, 1997, which provided lower effective interest rates on the senior debt. In addition, the subordinated notes that carried higher effective rates were prepaid in full in November 1996, causing increased interest expense.

OTHER INCOME

Other income was $5.0 million and $1.9 million, for the years ended December 31, 1998 and 1997, respectively. The increase is primarily attributable to nonrecurring services of approximately $4.6 million provided by the Company in connection with the NSM transaction.

EXTRAORDINARY LOSS

SDI entered into a credit agreement with a group of banks on June 30, 1994. Effective June 30, 1997, an amendment to this agreement was completed, which replaced its $345.0 million credit facility with a new $450.0 million facility. In addition to an increase in the outstanding facility available, the amended agreement provided for lower LIBOR borrowing margins, extended effective maturities and reduced covenants. As a result of the substantial modifications to the agreement, an extraordinary loss of approximately $7.6 million (net of a tax benefit of approximately $5.1 million) was incurred during 1997. This loss related to prepayment penalties and the write off of the capitalized financing cost associated with the originally negotiated credit facility.

During the fourth quarter of 1996, SDI used a portion of its November 1996 initial public offering proceeds to prepay outstanding subordinated notes. As a result, an extraordinary loss of $7.3 million was incurred. This loss consisted of prepayment penalties and the write-off of the financing costs, which were associated with the procurement of this debt.

TAXES

The 1998 and 1997 income tax provisions were $20.9 million and $7.8 million, respectively. The tax provision for 1998 reflects income tax expense at the statutory income tax rate. As a result of SDI's limited operating history as of December 31, 1996, a valuation allowance for net deferred tax assets was provided. The 1997 effective tax rate differed from the statutory rate as a result from the reduction in this deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

SDI's business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in its steelmaking and finishing operations and to remain compliant with environmental laws. The company's short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments on its indebtedness. SDI has met these liquidity requirements with cash provided by equity, long-term borrowings, state and local grants and capital cost reimbursements.

At December 31, 1998, cash and cash equivalents totaled $5.2 million compared to $8.6 million as of December 31, 1997. Cash used in operating activities was $41.1 million during 1998, primarily due to increased inventories and accounts receivables. Cash generated from operating activities during 1997 was $85.7 million, primarily due to the SDI's net income, depreciation, and increases in accounts payable and accrued expenses. During 1996, SDI used cash in operating activities of $51.6 million primarily due to net losses incurred and the build-up of inventories and accounts receivables as SDI began commercial production.

Capital expenditures of $194.1 million were incurred during 1998 for the completion of the Caster Project, the substantial completion of the IDI Project and the start of preliminary construction activities, including equipment down-payments, related to the Structural Mill Project. The Structural Mill Project is expected to cost approximately $255.0 million and is anticipated to be completed in mid 2000. The Cold Mill Project, which was completed in 1997, the Caster Project and the IDI Project used cash during 1997 of approximately $175.2 million. During 1996 capital expenditures of $83.7 million were incurred related to the original mill and for the Cold Mill Project. The Company has, and will continue to have, significant capital expenditures relating to the various expansion projects.

It is anticipated that the projects will be financed through cash provided by operating activities and borrowings from SDI's Credit Agreement. In anticipation of all the planned projects, the company, effective June 30, 1997, completed an amendment to the Credit Agreement, which replaced its previous $345.0 million credit facility. The amended Credit Agreement consists of a $450.0 million credit facility, composed of a $250.0 million five-year revolving credit facility (which is subject to a borrowing base), a $100.0 million 364-day revolving credit facility (subject to extension if approved by all the lenders, or, if not, converted into a five-year term loan amortizable in equal quarterly installments during the final two years of the five-year term loan period) and a $100.0 million term loan amortizable in equal quarterly installments during the final two years of the term loan period, commencing September 30, 2002. Total debt as of December 31, 1998 and 1997 was $483.9 million and $219.5 million, respectively. The current maturities of long-term debt as of December 31, 1998 and 1997 were $6.9 million and $6.1 million, respectively.

The Company entered into an interest rate swap agreement with a notional amount of $100.0 million pursuant to which the Company has agreed to make fixed rate payments at 6.935% and will receive LIBOR payments. The maturity date of the interest rate swap agreement is July 2, 2001. A counterparty has the right to extend the maturity date to July 2, 2004 at pre-determined interest rates.

In November 1998 the Company borrowed $10.0 million through a state government municipal bond program, of which, $9.8 million is held by a trustee in a debt service reserve fund and as such is recorded as restricted cash, at December
31, 1998. These funds are to be used as funding for the Structural Mill Project.

Iron Dynamics, Inc. entered into a credit agreement with a group of banks as of December 31, 1997 (the "IDI Credit Agreement"). The IDI Credit Agreement consists of a $65.0 million credit facility, composed of a $10.0 million three-year revolving credit facility (subject to a borrowing base) and a $55.0 million eight-year senior term loan facility. The IDI Credit Agreement had $55.0 million outstanding under the senior term facility and $5.0 million outstanding under the revolving credit facility as of December 31, 1998. There were no amounts outstanding at December 31, 1997. IDI is required to pay a commitment fee ranging from .125% to .375% annually depending upon the period of time and the principal amount of the unused borrowing capacity. The IDI Credit Agreement requires Iron Dynamics to maintain certain covenants, the most restrictive of which are requirements to maintain a minimum tangible net worth, a minimum fixed charge service coverage ratio, and a maximum negative earnings before income taxes, depreciation, and amortization. Additionally, the IDI Credit Agreement limits the indebtedness of Iron Dynamics, limits capital expenditures and restricts the payment of dividends by IDI.

In addition to the IDI Credit Agreement, Iron Dynamics entered into an agreement with American Electric Power Financial Services to provide a $6.5 million seven-year loan. The electric utility loan is secured by on-site power distribution and related equipment. The interest rate for the loan is tied to 90 day commercial paper rates with an option to establish a fixed interest rate based on an average of one, three, and five year U.S. Treasuries. At December 31, 1998, there was $5.1 million outstanding under the loan.

SDI is currently in the process of receiving approval from its bank group to loan an additional $10.0 million to IDI for additional costs related to the completion of its facilities.

SDI believes that the liquidity provided from existing cash and cash equivalents, cash from operating activities and the credit facilities will be sufficient for the working capital and capital expenditure requirements for 1999. However, SDI may, if it believes that circumstances warrant, increase its liquidity through the issuance of additional equity or debt to finance additional growth or take advantage of other business opportunities.

During 1997, SDI raised approximately $29.6 million (net of expenses) in a public offering by issuing 1,255,971 shares at a net offering price of $24.00 per share. This offering followed SDI's initial public offering that was effective November 21, 1996 in which the company received approximately $140.2 million in net proceeds. SDI issued 9,375,000 shares at a net offering price of $15.08 per share. A portion of the net proceeds from the initial public offering was used to repay the $55.0 million principal amount subordinated notes that were issued by SDI. The remaining proceeds were used for capital expenditures and working capital purposes.

Also during 1996, SDI raised approximately $25.4 million of net proceeds from the private placement of its common stock. Approximately $20.0 million of the proceeds were dedicated to the IDI Project. The remaining proceeds were for capital expenditure or working capital purposes.

Under a previously announced stock repurchase program, the Board of Directors authorized the company to repurchase up to 5% of its common stock. As of December 31, 1998, SDI had acquired 1,294,100 shares of its stock in open market purchases, at an average price per share of approximately $15 of which 1,219,100 shares were purchased during 1998. These shares represent approximately 2.6% of SDI's total shares issued.

The Company has not paid any dividends on its common stock.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

SDI has incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. SDI believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the its financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and SDI may become subject to more stringent environmental laws and regulations in the future.

INFLATION

SDI does not believe that inflation has had a material effect on its results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SDI will be required to adopt SFAS No. 133 in a future period. (See
Note 1 in the Notes to the Consolidated Financial Statement for further discussion).

IMPACT OF YEAR 2000

The Year 2000 issue has become a general matter of concern to business, and has been identified by the Securities and Exchange Commission as a matter requiring discussion by publicly held companies. The Year 2000 issue arises from the design of computer operating systems and computer software programs which recognize only two digits in the date field and, as a result, may interpret "00" incorrectly as the year 1900 rather than as the year 2000. This incorrect recognition has the potential to generate application failures or erroneous information. This could result in major systems failures or miscalculations within such areas as (a) manufacturing (b) shipping and receiving of product (c) scheduling of raw materials, parts and supplies inventories (d) billing and payments records (e) and the availability of utilities, telephones, data and other essential services.

SDI is relatively new, considering its original hot mill was completed less than five years ago. Therefore, all of the company's equipment and computer systems are of recent vintage, and as such, are anticipated to require minor modifications to become Year 2000 compliant, if they are not currently. SDI is still in the process of completing its internal reviews by utilizing internal staff and SDI equipment vendors. SDI expects to incur total costs of less than $100,000 to address any remaining Year 2000 issues. This estimated amount primarily consists of costs associated with the accelerated replacement of software, which is not Year 2000 compliant. This estimate does not include any costs that may be incurred by the SDI as a result of the failure of any supplier or customer of the SDI, or any other party with whom the SDI does business, to become Year 2000 compliant.

SDI is in the process implementing a plan to obtain information from its third party entities, such as, external service providers, significant suppliers and customers, and financial institutions. The objective is to confirm their plans and status of readiness to become Year 2000 compliant, in order to better understand and evaluate how their respective Year 2000 issues may affect the SDI's operations, and in order to assess any possible risks of non-compliance. At this time, the Company is not in a position to assess this aspect of the Year 2000 problem, but plans to take the necessary steps to provide itself with reasonable assurance that its suppliers, service providers, and customers are Year 2000 compliant by September 1999.

Based on the information currently available, SDI believes that the implementation of its Year 2000 Project Plan will adequately resolve the company's Year 2000 issues. However, since it is not possible to anticipate all possible future outcomes, there could be circumstances under which SDI's business operations are disrupted as a result of Year 2000 problems. These disruptions could be caused by (a) the failure of SDI's systems or equipment to operate (b) the failure of SDI's suppliers to provide SDI with raw materials, utilities, supplies or other products or services which are necessary to sustain SDI's manufacturing processes or other business operations or (c) the failure of SDI's customers to accept delivery of the Company's product. Any such disruption of SDI's operations could have a material adverse effect on the financial condition and results of operations of SDI.

However, based on SDI's assessment efforts to date, which does not yet include an assessment of income and outgoing transportation issues involving railroads, and motor carriers, SDI believes that the reasonably worst case scenario resulting from one or more supply-side failures, internal imbedded operational failures, or sell-side failures, will not have a material adverse impact on its financial condition or results of operations. SDI already maintains, and will continue to maintain adequate on-site quantities of raw materials, parts and supplies, sufficient to buffer any anticipated vendor interruptions. SDI's manufacturing facilities, and the separate components of its melting, casting, and finishing facilities, are and will be capable of being operated manually should an unanticipated breakdown occur as a result of an imbedded failure. SDI's order entry lead times are also of sufficient magnitude to analyze and repair any anticipated problem that may arise before they would manifest themselves as loss of or delay in sales.

                             YEAR 2000 PROJECT PLAN

   RESOLUTION PHASES           ASSESSMENT               REMEDIATION                TESTING             IMPLEMENTATION
--------------------------------------------------------------------------------------------------------------------------
Business systems and       100% complete             90% complete             80% complete              75% complete
process control systems
                                                     Expected completion      Expected completion      Expected completion
                                                     date, June 1999          date, June 1999          date, June 1999
--------------------------------------------------------------------------------------------------------------------------
Operating Equipment        100% complete             90% complete             90% complete             90% complete
with Embedded Chips
or Software                                          Expected completion      Expected completion      Expected completion
                                                     date, September, 1999    date, September 1999     date, September 1999
--------------------------------------------------------------------------------------------------------------------------
Third Party                100% for system           100% for system          75% complete             75% complete
                           interface; 75% for        interface.
                           all other exposures
                                                     Develop contingency
                                                     plans as appropriate,
                                                     September 1999

                           Expected completion
                           date for surveying all
                           third parties, September
                           1999
--------------------------------------------------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business the Company's market risk is limited to changes in interest rates. The Company utilizes long-term debt as a primary source of capital. A portion of the debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term debt at December 31, 1998 (in millions).

                                                    INTEREST RATE RISK
                                     ------------------------------------------------
                                           FIXED RATE               VARIABLE RATE
                                     ---------------------     ----------------------
                                                   AVERAGE                    AVERAGE
Expected Maturity Date:              PRINCIPAL       RATE      PRINCIPAL       RATE
                                     ---------     -------     ---------     --------
    1999 ......................       $  6.9         8.1%       $   --           --%
    2000 ......................          4.4         8.1           1.0          7.0
    2001 ......................          1.9         8.1           1.0          7.0
    2002 ......................          2.0         8.1           1.0          7.0
    2003 ......................          2.1         8.2           1.0          7.0
    Thereafter ................         39.7         8.2         423.0          7.3
                                      ------                    ------
    Total .....................       $ 57.0                    $427.0
                                      ======                    ======

    Fair Value ................       $ 57.0                    $427.0
                                      ======                    ======

The Company manages exposure to fluctuations in interest rates through the use of interest rate swaps. The Company agrees to exchange, at specified intervals, the difference between fixed rate and floating-rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of operations as a component of interest expense.

At December 31, 1998, the Company had an interest rate swap agreement outstanding with a notional amount of $100 million, pursuant to which the Company has agreed to make fixed rate payments at 6.935% and will receive LIBOR payments. The maturity date of the interest rate swap agreements is July 2, 2001. The fair value of the interest rate swap agreement was estimated to be $9.3 million, which represents the amount the Company would have to pay to enter into an equivalent agreement at December 31, 1998.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

Independent Auditors' Report..............................................   27

Consolidated Balance Sheets as of December 31, 1998 and 1997..............   28

Consolidated Statements of Operations for each of the
  three years in the period ended December 31, 1998.......................   29

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended December 31, 1998.......   30

Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 1998.......................   31

Notes to Consolidated Financial Statements................................   32

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Steel Dynamics, Inc.

         We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steel Dynamics, Inc. as of December 31, 1998 and 1997, and the results of their operations and thier cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/S/ Deloitte & Touche LLP




DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 1, 1999

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                     DECEMBER 31,
                                                                                               ----------------------
                                                                                                  1998         1997
                                                                                               ---------    ---------

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .............................................................   $   5,243    $   8,618
     Accounts receivable, net of allowance for
         doubtful accounts of $1,004 and $680 as of December 31, 1998 and 1997, respectively      42,507       33,465
     Accounts receivable-related parties ...................................................      23,448       11,210
     Inventories ...........................................................................     126,706       60,163
     Deferred income taxes .................................................................      15,134       19,688
     Other current assets ..................................................................       9,675        2,158
                                                                                               ---------    ---------
              Total current assets .........................................................     222,713      135,302

PROPERTY, PLANT, AND EQUIPMENT, NET ........................................................     655,872      491,859

DEBT ISSUANCE COSTS, less accumulated
     amortization of $427 and $254 as of  December 31, 1998 and 1997, respectively .........       2,243          957

RESTRICTED CASH ............................................................................      13,057        2,976

OTHER ASSETS ...............................................................................      13,585        9,788
                                                                                               ---------    ---------

              TOTAL ASSETS .................................................................   $ 907,470    $ 640,882
                                                                                               =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ......................................................................   $  24,850    $  39,347
     Accounts payable-related parties ......................................................       9,592       15,352
     Accrued interest ......................................................................       3,267        2,319
     Other accrued expenses ................................................................      15,954       13,366
     Current maturities of long-term debt ..................................................       6,933        6,144
                                                                                               ---------    ---------
              Total current liabilities ....................................................      60,596       76,528

LONG-TERM DEBT, less current maturities ....................................................     477,013      213,397

DEFERRED INCOME TAXES ......................................................................      18,796       13,362

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A common stock voting, $.01 par value; 100,000,000 shares authorized;
         49,158,279 and 49,131,273 shares issued and outstanding
         as of December 31, 1998 and 1997, respectively ....................................         492          491
     Treasury stock, at cost; 1,294,100 and 75,000 shares purchased as of
         December 31, 1998 and 1997, respectively ..........................................     (19,650)      (1,236)
     Additional paid-in capital ............................................................     334,363      334,164
     Retained earnings .....................................................................      35,860        4,176
                                                                                               ---------    ---------
              Total stockholders' equity ...................................................     351,065      337,595
                                                                                               ---------    ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $ 907,470    $ 640,882
                                                                                               =========    =========





                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                    1998         1997         1996
                                                                 ---------    ---------    ---------

Net sales:
     Unrelated parties .......................................   $ 340,858    $ 246,465    $ 130,886
     Related parties .........................................     173,928      173,667      121,731
                                                                 ---------    ---------    ---------
   Total net sales ...........................................     514,786      420,132      252,617
Cost of goods sold ...........................................     428,978      330,529      220,563
                                                                 ---------    ---------    ---------
   Gross profit ..............................................      85,808       89,603       32,054
Selling, general and administrative expenses .................      20,637       24,449       13,838
                                                                 ---------    ---------    ---------
   Operating income ..........................................      65,171       65,154       18,216
Interest expense .............................................     (17,538)      (7,697)     (22,684)
Other income .................................................       4,993        1,914        1,909
                                                                 ---------    ---------    ---------
   Income (loss) before income taxes and extraordinary loss ..      52,626       59,371       (2,559)
Income tax expense ...........................................      20,942        7,813           --
                                                                 ---------    ---------    ---------
   Income (loss) before extraordinary loss ...................      31,684       51,558       (2,559)
Extraordinary loss, net of $5,083 deferred tax benefit in 1997          --       (7,624)      (7,271)
                                                                 ---------    ---------    ---------
   Net income (loss) .........................................   $  31,684    $  43,934    $  (9,830)
                                                                 =========    =========    =========


BASIC EARNINGS PER SHARE:
   Income (loss) before extraordinary loss ...................   $    0.65    $    1.07    $   (0.07)
   Extraordinary loss ........................................          --        (0.16)       (0.21)
                                                                 ---------    ---------    ---------
   Net income (loss) .........................................   $    0.65    $    0.91    $   (0.28)
                                                                 =========    =========    =========

DILUTED EARNINGS PER SHARE:
   Income (loss) before extraordinary loss ...................   $    0.65    $    1.06    $   (0.07)
   Extraordinary loss ........................................          --        (0.16)       (0.21)
                                                                 ---------    ---------    ---------
   Net income (loss) .........................................   $    0.65    $    0.90    $   (0.28)
                                                                 =========    =========    =========









                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                               COMMON STOCK             TREASURY STOCK
                                           ---------------------    ----------------------
                                            SHARES       AMOUNT       SHARES       AMOUNT
                                           --------    ---------    ---------    ---------

BALANCES AT JANUARY 1, 1996 ...........      28,645    $     286

Exercise of common stock warrants .....       1,791           18
Issuance of shares, net of expenses ...      17,367          174
Amortization of amount due from officer
Net loss ..............................
                                            -------    ---------

BALANCES AT DECEMBER 31, 1996 .........      47,803          478

Issuance of shares, net of expenses and
  tax effect of options exercised .....       1,328           13
Purchase of treasury stock ............                                    75    $  (1,236)
Net income ............................
                                          ---------    ---------    ---------    ---------

BALANCES AT DECEMBER 31, 1997 .........      49,131          491           75       (1,236)

Exercise of stock options, and
  tax effect of options exercised .....          27            1
Purchase of treasury stock ............                                 1,219      (18,414)
Net income ............................
                                          ---------    ---------    ---------    ---------

BALANCES AT DECEMBER 31, 1998 .........      49,158    $     492        1,294    $ (19,650)
                                          =========    =========    =========    =========


                                          ADDITIONAL     AMOUNTS     RETAINED       TOTAL
                                           PAID-IN      DUE FROM     EARNINGS   STOCKHOLDERS'
                                           CAPITAL    STOCKHOLDERS   (DEFICIT)     EQUITY
                                          ----------  ------------   --------   -------------

BALANCES AT JANUARY 1, 1996 ...........   $  93,083    $    (469)   $ (29,928)    $  62,972

Exercise of common stock warrants .....         382                                     400
Issuance of shares, net of expenses ...     210,381                                 210,555
Amortization of amount due from officer                      469                        469
Net loss ..............................                                (9,830)       (9,830)
                                           ---------    ---------   ---------     ---------

BALANCES AT DECEMBER 31, 1996 .........      303,846           --     (39,758)      264,566

Issuance of shares, net of expenses and
  tax effect of options exercised .....       30,318                                 30,331
Purchase of treasury stock ............                                              (1,236)
Net income ............................                                43,934        43,934
                                           ---------    ---------   ---------     ---------

BALANCES AT DECEMBER 31, 1997 .........      334,164           --       4,176       337,595

Exercise of stock options, and
  tax effect of options exercised .....          199                                    200
Purchase of treasury stock ............                                             (18,414)
Net income ............................                                31,684        31,684
                                           ---------    ---------   ---------     ---------

BALANCES AT DECEMBER 31, 1998 .........    $ 334,363    $      --   $  35,860     $ 351,065
                                           =========    =========   =========     =========












                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                         YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                      1998         1997         1996
                                                                   ---------    ---------    ---------

OPERATING ACTIVITIES:
   Net income (loss) ...........................................   $  31,684    $  43,934    $  (9,830)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization ............................      30,676       24,051       19,403
      Deferred income taxes ....................................       9,988       (6,326)          --
      Extraordinary loss .......................................          --       11,019        7,271
      Changes in certain assets and liabilities:
         Accounts receivable ...................................     (21,280)     (12,215)     (32,335)
         Inventories ...........................................     (66,543)       5,748      (52,331)
         Other assets ..........................................     (18,863)        (819)        (293)
         Accounts payable ......................................     (20,258)      13,513       13,284
         Accrued expenses ......................................       3,536        6,749        3,197
                                                                   ---------    ---------    ---------
             Net cash provided by (used in) operating activities     (51,060)      85,654      (51,634)
                                                                   ---------    ---------    ---------

INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment .................    (194,131)    (175,193)     (83,720)
   Proceeds from government grants .............................          --           --        1,558
   Purchase of short-term investments ..........................          --           --       (7,000)
   Maturities of short-term investments ........................          --           --        7,000
   Other .......................................................      (2,836)          36         (984)
                                                                   ---------    ---------    ---------
             Net cash used in investing activities .............    (196,967)    (175,157)     (83,146)
                                                                   ---------    ---------    ---------

FINANCING ACTIVITIES:
   Issuance of long-term debt ..................................     270,045       17,079       35,411
   Repayments of long-term debt ................................      (5,721)      (5,030)     (57,927)
   Purchase of treasury stock ..................................     (18,414)      (1,236)          --
   Issuance of common stock, net of expenses ...................         200       30,331      211,424
   Debt issuance costs .........................................      (1,458)        (483)      (3,552)
                                                                   ---------    ---------    ---------
             Net cash provided by financing activities .........     244,652       40,661      185,356
                                                                   ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents ...............      (3,375)     (48,842)      50,576
Cash and cash equivalents at beginning of year .................       8,618       57,460        6,884
                                                                   ---------    ---------    ---------
Cash and cash equivalents at end of year .......................   $   5,243    $   8,618    $  57,460
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

Revenue Recognition

The Company records sales upon shipment and provides an allowance for estimated costs associated with returns.

Business

The Company, formed on September 7, 1993, operates in two industry segments and operates a thin-slab cast steel mini-mill in the Midwest, with the capacity to produce 2.2 million tons annually of hot-rolled steel coils and can further process hot-rolled steel coils into galvanized and cold-rolled products. IDI operates a scrap steel substitute producing facility with the capacity to produce 500,000 tons of liquid pig iron annually. The Company's products are sold primarily to the automotive, tubing, construction and commercial equipment industries.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash consists of cash held by a trustee in a debt service fund for the repayment of principal and interest on the Company's municipal bond.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                                     DECEMBER 31,
                                               ------------------------
                                                 1998            1997
                                               --------        --------

         Raw materials ................        $ 78,351        $ 22,851
         Supplies .....................          26,849          17,861
         Work in progress .............           7,449           6,656
         Finished goods ...............          14,057          12,795
                                               --------        --------
                                               $126,706        $ 60,163
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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost of acquisition which includes capitalized interest on construction-in-progress of $6.0 million, $8.1 million and $1.0 million in 1998, 1997 and 1996, respectively. Depreciation is provided using the units-of-production method for manufacturing plant and equipment and using the straight-line method for non-manufacturing equipment over the estimated useful lives of the assets ranging from 12 years to 30 years. Repairs and maintenance are expensed

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

as incurred. The Company recorded proceeds received from state and local government grants and other capital cost reimbursements as reductions of the related capital assets.

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

Earnings (loss) Per Share

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                  YEARS ENDED DECEMBER 31,
                                                  -------------------------
                                                   1998     1997     1996
                                                  ------   ------   ------

         Basic weighted average common shares .   48,462   48,343   34,571
         Dilutive effect of stock options .....      406      500       --
                                                  ------   ------   ------
         Diluted weighted average common shares   48,868   48,843   34,571
                                                  ======   ======   ======


Options to purchase 668,853 shares and 106,628 shares of common stock at prices ranging from approximately $17 to $27 and $23 to $27 per share were outstanding at December 31, 1998, and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

New Accounting Pronouncements

On January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information" which changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

entity provides, the material countries in which it holds assets and reports revenues, and its major customer. The adoption of SFAS No. 131 did not affect results of operations or financial position or cash flows, but did affect the disclosure for segment information (See Note 10).

Statement of Financial Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect, if any, of the new standard on the financial statements.

2.  PROPERTY, PLANT, AND EQUIPMENT

                                                        DECEMBER 31,
                                                     -------------------
                                                       1998       1997
                                                     --------   --------

         Land and improvements ...................   $ 17,999   $  9,266
         Buildings and improvements ..............     57,661     49,719
         Plant, machinery and equipment ..........    509,177    408,016
         Construction in progress ................    140,572     64,277
                                                     --------   --------
                                                      725,409    531,278
         Less accumulated depreciation ...........     69,537     39,419
                                                     --------   --------
               Property, plant, and equipment, net   $655,872   $491,859
                                                     ========   ========


3.  DEBT

Debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                        -------------------
                                                                                          1998       1997
                                                                                        --------   --------

         SDI senior secured notes payable, interest is variable (including the effect of the interest rate cap, the weighted average rate was 7.3% and 7.1%
           as of  December 31, 1998 and 1997) .......................................   $362,032   $167,079
         IDI senior secured notes payable, interest is variable (including the effect of the interest cap, the weighted average rate was 7.3%,
           as of December 31, 1998) .................................................     60,000         --
         8.01% municipal bond, principal and interest
           due monthly through 2015 .................................................     19,500     20,300
         7.25% revenue bond, principal and interest due
           bi-annually through 2018 .................................................     10,000         --
         Electric utility, transmission facility and other equipment obligation at interest rates ranging from 7% to 8%, collateralized by on-site substation and related equipment, principal and interest due monthly or
           quarterly through 2015 ...................................................     32,414     32,162
                                                                                        --------   --------
               Total debt ...........................................................    483,946    219,541
         Less current maturities ....................................................      6,933      6,144
                                                                                        --------   --------
                Long-term debt ......................................................   $477,013   $213,397
                                                                                        ========   ========

The Company has a $450.0 million Credit Agreement with a group of banks which consists of a $450.0 million credit facility, composed of a $250.0 million five-year revolving credit facility (subject to a borrowing base), a $100.0 million 364-day revolving credit facility (subject to extension if approved by all of the lenders, or, if not, converted into a five-year

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


term loan amortizable in equal quarterly installments during the final two years of the five-year term loan period), and a $100.0 million term loan payable in equal quarterly installments during two years ending September 30, 2004. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets (other than as permitted to be excluded in order to secure the financing for IDI).

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

IDI has a $65.0 million Credit Agreement with a group of banks which consists of a $10.0 million three-year revolving credit facility (subject to a borrowing base) and a $55.0 million eight-year senior term loan facility. The IDI Credit Agreement had $55.0 million outstanding under the senior term facility and $5.0 million outstanding under the revolving credit facility, as of December 31, 1998. IDI is required to pay a commitment fee ranging from .125% to .375% annually depending upon the period of time and the principal amount of the unused borrowing capacity. The IDI Credit Agreement requires IDI to maintain certain covenants, the most restrictive of which are requirements to maintain a minimum tangible net worth, a minimum fixed charge service coverage ratio, and a maximum negative earnings before income taxes, depreciation, and amortization. Additionally, the IDI Credit Agreement limits the indebtedness of IDI, limits capital expenditures and restricts the payment of dividends by IDI.

In 1995 the Company borrowed $21.4 million through a state government municipal bond program, of which $3.1 million and $3.0 million, as of December 31, 1998 and 1997, respectively, are held by a trustee in a debt service reserve fund and are recorded as restricted cash. At December 31, 1998 and 1997, a stand-by letter of credit of $22.0 million relating to the municipal bonds was outstanding.

In November 1998 the Company borrowed $10.0 million through a state government municipal bond program, of which $10.0 million are held by a trustee in a debt service reserve fund until the bond proceeds are utilized on approved expenditures and as such are recorded as restricted cash, at December 31, 1998.

The electric utility transmission facility loan of $7.3 million and $7.5 million at December 31, 1998 and 1997, respectively, represents the Company's portion of the cost of the transmission facilities constructed and owned by the utility to service the Company's site. The corresponding cost is included in other assets and is being amortized over twenty years on the straight-line basis.

The electric utility loan of $12.2 million and $12.8 million at December 31, 1998 and 1997, respectively, represents amounts loaned to finance the Company's portion of the cost of the Company's substation constructed on site. Interest and principal payments are made equally on a monthly basis in an amount necessary to repay the loan fifteen years from the date of commencement of operations.

IDI entered into an electric utility transmission facility agreement on October 12, 1998. This agreement provides a $6.5 million eight-year loan, secured by a portion of IDI's electrical equipment. At December 31, 1998, there was $5.1 million outstanding under the loan.

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

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

As a result of substantial modifications with the amendment to the Credit Agreement in 1997 the Company incurred an extraordinary loss of approximately $7.6 million (net of a tax benefit of approximately $5.1 million) related to prepayment penalties and the write off of the capitalized financing costs associated with the originally negotiated credit facility.

Cash paid for interest was $24.6 million, $13.8 million, and $26.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Maturities of outstanding debt as of December 31, 1998 are as follows:

                                                      AMOUNT
                                                     --------

                   1999 .....................        $  6,933
                   2000 .....................           5,395
                   2001 .....................           2,453
                   2002 .....................           2,576
                   2003 .....................           2,708
                   Thereafter ...............         463,881
                                                     --------
                                                     $483,946
                                                     ========

4.  INCOME TAXES

The Company and its wholly-owned subsidiary file a consolidated federal income tax return. Cash paid for taxes was $17.5 million, $8.7 million and zero, for the years ended December 31, 1998, 1997 and 1996, respectively. Included in cash paid for taxes for the year ended December 31, 1998 is a $3.0 million foreign withholding tax payment, which is expected to be utilized as a foreign tax credit on the Company's federal income tax return. The current and deferred income tax expense before extraordinary loss is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                      1998        1997
                                                    -------     -------

         Current income tax provision ........      $10,912     $ 8,675
         Deferred income tax provision .......       10,030        (862)
                                                    -------     -------
         Total income tax provision ..........      $20,942     $ 7,813
                                                    =======     =======

The provision for income taxes for the year ended December 31, 1996 would have resulted in a net deferred tax benefit, however, this benefit was offset entirely by a valuation allowance. The valuation allowance was reversed during 1997, the result of which reduced the effective income tax rate for the year. The reversal of the valuation allowance was due to the Company's current profitability and future projected profitability.

Following is a reconciliation of the statutory tax rates to the actual effective tax rates for the years presented:

                                                             YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                             1998      1997       1996
                                                           ------    ------     ------
         Statutory federal tax rate ....................     35.0%     35.0%     (35.0%)
              State income taxes, net of federal benefit      4.2       4.4       (4.6)
              Other permanent differences ..............      0.6       0.3        2.7
              Valuation allowance ......................       --     (26.5)      36.9
                                                           ------    ------     ------
         Effective tax rate ............................     39.8%     13.2%        --%
                                                           ======    ======     ======

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                 DECEMBER 31,
                                                            --------------------
                                                              1998        1997
                                                            --------    --------
         DEFERRED TAX ASSETS:
              Net operating loss and credit carryforwards   $ 13,923    $ 18,982
              Alternative minimum tax carryforwards .....     19,587       8,675
              Tax assets expensed for books .............     21,989      17,559
              Investment valuation differences...........      6,345          --
              Other accrued expenses ....................      3,033       3,028
                                                            --------    --------
         Total deferred tax assets ......................     64,877      48,244
                                                            --------    --------


         DEFERRED TAX LIABILITIES:
              Depreciable assets ........................    (66,619)    (40,812)
              Amortization of fees ......................     (1,741)       (983)
              Other .....................................       (179)       (123)
                                                            --------    --------
         Total deferred tax liabilities .................    (68,539)    (41,918)
                                                            --------    --------

         Net deferred tax assets (liability) ............   $ (3,662)   $  6,326
                                                            ========    ========

As of December 31, 1998, the Company had available net operating loss carryforwards of approximately $33.7 million for federal income tax purposes. The carryforward expires in 2011. The deferred tax assets and liabilities are the result of temporary differences that are derived from the cumulative taxable or deductible amounts recorded in the consolidated financial statements in years different from that of the income tax returns.

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

On December 11, 1997, the Board of Directors authorized the Company to repurchase up to 5% of its shares of Common Stock. Under the program, shares may be purchased from time to time at prevailing market prices. As of December 31, 1998, the Company had repurchased 1,294,100 shares of Common Stock at an average price per share of approximately $15. The shares of Common Stock repurchased represent approximately 2.6% of the Company's total shares issued.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1994 Incentive Stock Option Plan

The Company adopted the 1994 Incentive Stock Option Plan ("1994 Plan") for certain key employees who are responsible for management of the Company. A total of 1,102,765 shares of Class A Common Stock have been reserved for issuance under the 1994 Plan as of December 31, 1998. Eligible individuals under the 1994 Plan may be granted options to purchase the Company's Class A Common Stock at an exercise price per share of at least 100% of fair market value at the date of grant. Options under the 1994 Plan vest two-thirds six months after the date of grant and one-third five years after the date of grant. The options have a maximum term of ten years.

                                                                   YEARS ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------------------
                                                1998                          1997                          1996
                                    ----------------------------  ----------------------------   ---------------------------
                                                WEIGHTED AVERAGE              WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                      SHARES    PRICE PER SHARE     SHARES    PRICE PER SHARE     SHARES    PRICE PER SHARE
                                    ---------  -----------------  ----------  ----------------   --------   ----------------

           1994 PLAN

Outstanding at beginning of year .   863,553       $    10           645,383     $     4         572,427       $     3
Granted ..........................    61,732            20           286,213          22          81,374            11
Exercised ........................    23,965             4            68,043           4              --            --
Forfeited ........................    13,094            15                --          --           8,418             3
Outstanding at end of year .......   888,226            11           863,553          10         645,383             4
Options exercisable at end of year   564,586            11           203,213          10              --            --

The weighted average contractual life of the options under this plan is approximately eight years for both 1998 and 1997. Exercise prices under this plan range from approximately $3 per share to approximately $27 per share.

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

                                                                   YEARS ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------------------
                                                1998                          1997                          1996
                                    ----------------------------  ----------------------------   ---------------------------
                                                WEIGHTED AVERAGE              WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                      SHARES    PRICE PER SHARE     SHARES    PRICE PER SHARE     SHARES    PRICE PER SHARE
                                    ---------  -----------------  ----------  ----------------   --------   ----------------

           1996 PLAN

Outstanding at beginning of year .   292,674       $    19           94,408       $    16             --       $    --
Granted ..........................   343,824            16          204,625            20         94,408            16
Exercised ........................     3,041            17            3,918            16             --            --
Forfeited ........................     4,200            19            2,441            19             --            --
Outstanding at end of year .......   629,257            17          292,674            19         94,408            16
Options exercisable at end of year   409,186            19          180,685            18             --            --

The weighted average contractual life of the options under this plan is approximately four and one-half years for both 1998 and 1997. Exercise prices under this plan range from $16 per share to approximately $21 per share.

On October 28, 1996, the Company adopted the Officer and Manager Cash and Stock Bonus Plan (the "Plan"). Subject to the terms and conditions of the Plan, officers and managers receive cash bonuses based upon the formula stipulated in the Plan, subject to a cap. In the event the cash portion of the bonus reaches the cap, an additional bonus will be paid in Company stock. Any Company stock received pursuant to this Plan will vest ratably over four years. In addition to a cap on the cash portion of the bonus, an overall cap is applied to the participants under this Plan. A total of 450,000 shares have been reserved under this Plan. As of December 31, 1998, no shares have been issued with respect to this Plan.

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

                                            YEARS ENDED DECEMBER 31,
                                        -------------------------------
                                          1998       1997        1996
                                        --------   --------   ---------
         Net income (loss):
            As reported .............   $ 31,684   $ 43,934   $  (9,830)
            Pro forma ...............     29,391     41,080     (10,274)

            Basic earnings per share:
            As reported .............   $    .65   $    .91   $    (.28)
            Pro forma ...............        .61        .85        (.30)

         Diluted earnings per share:
            As reported .............   $    .65   $    .90   $    (.28)
            Pro forma ...............        .60        .85        (.30)

The fair value of the option grants are estimated on the date of grant using an option pricing model with the following assumptions: No dividend yield, risk-free interest rates of 5.5% to 7.1%, expected volatility of 30% to 53%, and expected lives of one and one-half to eight years. The pro forma amounts are not representative of the effects on reported net income for future years.

6.  COMMITMENTS AND CONTINGENCIES

The Company has executed a raw material supply contract with OmniSource Corporation ("OmniSource") for the purchase of steel scrap resources (see Note
7). Under the terms of the contract, OmniSource will locate and secure, at the lowest then-available market price, steel scrap for the Company in grades and quantities sufficient for the Company to meet substantially all of its production requirements. The initial term of the contract is through October 2001. The Company retains the right to acquire scrap from other sources if certain business conditions are present.

The Company has executed finished goods off-take contracts with Heidtman Steel Products ("Heidtman") and Salzgitter AG ("Salzgitter") (see Note 7). Under the terms of the contracts, the Company retains the right to sell its hot-rolled coils in the open market; however, the Company is required to sell, and Heidtman and Salzgitter are required to purchase, a minimum of 30,000 and 12,000 tons, respectively, each month at the then-current market price the Company is charging for similar products. The Company is required to provide Heidtman and Salzgitter with a volume discount for all tons purchased each month in which Heidtman and Salzgitter purchase the minimum tons from the Company. The initial term of the contracts for Heidtman and Salzgitter are through December 2001.

The Company purchases its electricity pursuant to a contract which extends through 2005. Under the contract the Company is subject to a monthly minimum charge. At December 31, 1998, the Company's fixed and determinable purchase obligations for electricity are $7.5 million annually from 1999 through 2001.

The Company has construction-related commitments of $139 million outstanding at December 31, 1998, for the Structural Mill Project.

IDI has executed long-term requirements based raw material supply contracts for iron ore and coal. The transportation of these raw materials has also been secured under long-term contracts. Purchases under the iron ore, coal, rail transportation, and vessel transportation were $3.3 million, $.3 million, $.3 million and $1.4 million during 1998, respectively.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


During the first quarter of 1998, the Company entered into a ten-year Reciprocal License and Technology Sharing Agreement (the "License Agreement") with Nakornthai Strip Mill Public Co. Limited ("NSM") providing NSM with the right to use the Company's technology in exchange for equity ownership in NSM. Concurrently, the Company entered into a ten-year Management Advisory and Technical Assistance Agreement (the "Technical Assistance Agreement") in exchange for an annual management fee. Effective December 31, 1998, the Company terminated the License and Technical Assistance Agreements in accordance with the Company's termination rights under the provisions of these agreements. In January 1999 the Company was named in a lawsuit related to its involvement with NSM. The Company believes this lawsuit will not have a material adverse effect on the Company's consolidated financial position or future operating results; however, no assurance can be given as to the ultimate outcome with respect to such lawsuit.

7.  TRANSACTIONS WITH AFFILIATED COMPANIES

The Company sells hot-rolled coils to Heidtman and affiliates of Salzgitter, and purchases steel scrap resources from OmniSource. Heidtman, Salzgitter and OmniSource are stockholders of the Company. Transactions with these affiliated companies are as follows (in millions):

                                                             DECEMBER 31,
                                 -----------------------------------------------------------------------
                                         1998                    1997                    1996
                                 ---------------------   ---------------------   -----------------------
                                            PERCENTAGE              PERCENTAGE               PERCENTAGE
                                            OF COMPANY              OF COMPANY               OF COMPANY
                                  AMOUNT   TOTAL SALES    AMOUNT   TOTAL SALES     AMOUNT   TOTAL SALES
                                 -------   -----------   --------  -----------   --------  -------------

         Sales:
            Heidtman ........     $109.0       21%        $131.9       31%         $ 91.8        36%
            Salzgitter ......       31.5        6%          41.8       10%           29.9        12%
         Accounts receivable:
            Heidtman ........       13.8                     6.9                     15.3
            Salzgitter ......        5.0                     4.3                      2.3
         Purchases:
            OmniSource ......      164.5                   128.3                    145.5
         Accounts payable:
            OmniSource ......        9.5                    15.2                     12.0


8.  FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 1998 and 1997, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 1998 and 1997, respectively. The fair value of the interest rate swap agreement was estimated to be $9.3 million and $6.2 million at December 31, 1998 and 1997, respectively. The fair values are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available.

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

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


10.      SEGMENT INFORMATION

The Company has two reportable segments: Steel and Scrap Steel Substitute. The Steel segment consists of the Flat-Rolled Products Division, which produces and sells hot-rolled, cold-rolled and galvanized sheet steel; and the Structural Division, which will produce structural steel products but is currently under construction. The Steel Scrap Substitute segment consists of IDI, which will provide steel scrap substitute to the Company. The Company's operations are primarily organized and managed by operating segment. The Company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the Steel and Steel Scrap Substitute segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and transfers are accounted for at standard prices and are eliminated in consolidation. During 1996, the Company had only one reportable segment, steel.

                                                                    DECEMBER 31,
                                        -----------------------------------------------------------------
                                                     1998                              1997
                                        -------------------------------   -------------------------------
                                                  SCRAP STEEL                       SCRAP STEEL
                                          STEEL   SUBSTITUTE    TOTAL      STEEL    SUBSTITUTE    TOTAL
                                        --------  ----------   --------   --------  ----------   --------

Segment revenues ....................   $514,786   $     --    $514,786   $420,132   $     --    $420,132
Segment income (loss) from operations     69,498     (4,327)     65,171     66,571     (1,417)     65,154
Segment assets ......................    810,040     97,430     907,470    628,070     12,812     640,882


11.   QUARTERLY FINANCIAL INFORMATION   (UNAUDITED)

                                    1ST QUARTER   2ND QUARTER   3RD QUARTER    4TH QUARTER
                                    -----------   -----------   -----------    -----------
1998:
Net sales ......................     $ 118,462     $ 121,042     $ 140,958      $ 134,324
Gross profit ...................        14,979        19,201        26,066         25,562
Income from operations .........        11,082        14,609        20,068         19,412
Earnings per share..............         7,596         7,493         8,498          8,097
Earnings per share, basic ......           .16           .15           .18            .17
Earnings per share, diluted ..           .15           .15           .18            .17

1997:
Net sales ......................     $  98,059     $ 102,718     $ 104,702      $ 114,653
Gross profit ...................        24,149        26,448        23,700         15,306
Income from operations .........        18,810        19,308        16,230         10,806
Extraordinary loss, net of taxes            --            --        (7,624)            --
Earnings per share .............        14,585        15,569         5,413          8,367
Earnings per share, basic ......           .30           .33           .11            .17
Earnings per share, diluted ....           .30           .32           .11            .17

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this item will be set forth under the caption "Nominees (including all executive officers) for election of Directors and alternate Directors" in the 1998 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 1998 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished for this item will be provided under the caption "Security Ownership" of certain beneficial owners and management" in the 1998 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the years ended December 31, 1998, 1997 and 1996, the Company has sold 332,700 tons, 378,000 tons and 279,000 tons, respectively, of its hot bands to Heidtman Steel Products, Inc. (and its affiliated companies) for $109.0 million, $131.9 million and $91.8 million, respectively, pursuant to a six-year Purchasing ("off-take") Agreement, dated October 29, 1993. John Bates is the President and Chief Executive Officer of Heidtman and is a member of Steel Dynamics' Board of Directors. Keylock Investments Limited was one of the Company's initial investors, becoming a stockholder in September 1993. Pursuant to the Company's agreement with Heidtman, Heidtman has a long-term obligation to purchase from the Company, and the Company is obligated to sell to Heidtman, at least 30,000 tons of the Company's hot band products per month. Heidtman also has priority purchase rights to the Company's secondary and field claim material. The Company's pricing to Heidtman is determined by reference to the lowest prices charged by other thin-slab mini-mills or conventional mills for the same products, and the Company cannot charge Heidtman higher prices than the lowest prices at which it offers its products to any other customer. In addition, in 1995 the Company sold approximately 32 unimproved acres of its plant site to Heidtman for $96,000, for the construction by Heidtman of a steel center processing and storage facility.

Pursuant to a long-term ("off-take") Agreement with Salzgitter AG, dated December 14, 1995, the Company sold 87,200 tons, 85,800 tons and 117,800 tons of its steel coil in 1998, 1997 and 1996, respectively, to Salzgitter (or to its affiliate company) for an aggregate of $31.5 million, $29.9 million and $41.8 million during 1998, 1997 and 1996, respectively. Under this agreement, the Company is obligated to sell to Salzgitter, and Salzgitter is required to purchase, not less than 12,000 tons per month of the Company's available products, for either domestic or export use or resale, at market prices determined by reference to the Company's price sheet and by reference to prevailing competitive market prices charged to large customers by other mills within the Company's marketing area. In addition, Salzgitter has been appointed as the Company's preferred distributor for all export sales to customers outside the United States, Canada and Mexico. Dr. Jurgen Kolb, a director of the Company, is a member of the Executive Board of Salzgitter AG.

Pursuant to a long-term contract with OmniSource, the Company purchased an aggregate of 1,204,000 tons, 933,000 tons and 1,069,000 tons of steel scrap in 1998, 1997 and 1996, respectively. OmniSource was paid $164.5 million, $128.3 million and $145.5 million in 1998, 1997 and 1996, respectively, related to the steel scrap purchases. Leonard Rifkin is the Chairman of the Board and Chief Executive Officer of OmniSource and is a member of Steel Dynamics' Board of Directors. Pursuant to the OmniSource scrap purchasing agreement, OmniSource acts as the exclusive scrap purchasing agent for the Company's steel scrap, which may also entail use of OmniSource's own scrap, at the prevailing market prices which OmniSource can get for the same product, or it may involve brokering of general market scrap, for which the Company pays whatever is the lowest market price at which OmniSource can purchase that product. OmniSource is paid a commission per gross ton of scrap received by the Company at its mini-mill. In addition, OmniSource maintains a scrap handling facility, with its own equipment and staff, on the Company's plant site. OmniSource does not pay rent for this facility.

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

March 26, 1999

                                              STEEL DYNAMICS, INC.



                                By: /s/ KEITH E. BUSSE
                                    _________________________________________

                                                 KEITH E. BUSSE
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Keith E. Busse and Tracy L. Shellabarger, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 1998 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS 1998 ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF STEEL DYNAMICS, INC. AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURES                              TITLE                    DATE


      /s/ KEITH E. BUSSE
----------------------------------
         KEITH E. BUSSE                 President & Chief Executive
                                           Officer and Director
                                       (Principal Executive Officer)
   /s/ TRACY L. SHELLABARGER
----------------------------------
      TRACY L. SHELLABARGER             Vice President & Chief Financial
                                            Officer and Director
                                          (Principal Financial and
                                              Accounting Officer)
     /s/ MARK D. MILLETT
----------------------------------
         MARK D. MILLETT                        Vice President

  /s/ RICHARD P. TEETS, JR.
----------------------------------
      RICHARD P. TEETS, JR.                     Vice President

----------------------------------
           PAUL B. EDGERLEY                         Director

----------------------------------
       WILLIAM D. STRITTMATTER                      Director

       /s/ LEONARD RIFKIN
----------------------------------
           LEONARD RIFKIN                           Director

        /s/ JOHN C. BATES
----------------------------------
            JOHN C. BATES                           Director

----------------------------------
         WILLIAM LAVERACK, JR.                      Director

----------------------------------
             JURGEN KOLB                            Director

----------------------------------
         KEITARO YOKOHATA                           Director

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a.)     The following documents are filed as part of this Report:

         I.     Financial Statements:

         See the Audited Consolidated Financial Statements of Steel Dynamics Inc. attached hereto and described in the Index on page 15 of this Report.

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

         10.1b Credit Agreement between IDI and Mellon Bank, N.A., et al., dated December 31, 1997. Filed as Exhibit 10.1b to Registrant's 1997 Annual Report on Form 10-K, SEC File No. 0-21719 ("1997 Form 10-K") filed March 25, 1998, and incorporated by reference herein.

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

         10.16 Purchasing, Domestic Sales and Export Distribution Agreement between Steel Dynamics, Inc. and Salzgitter AG dated December 14, 1995 Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

         10.17 Reciprocal Patent and Technical Information Transfer and License Agreement between Steel Dynamics, Inc. and Salzgitter AG dated December 14, 1995 Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

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

         *27.1   Financial Data Schedule


------------------------
         *     Filed herewith