Form 10-Q
period 1999-03-31
STEEL DYNAMICS INC
filed 1999-05-07
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1999

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

As of May 5, 1999, Registrant had outstanding 49,195,721 shares of Common Stock.

                              STEEL DYNAMICS, INC.
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:                                  Page

        Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
        December 31, 1998..................................................    1

        Consolidated Statements of Operations for the three month periods
        ended March 31, 1999 and 1998 (unaudited)..........................    2

        Consolidated Statements of Cash Flows for the three month periods
        ended March 31, 1999 and 1998 (unaudited)..........................    3

        Notes to Consolidated Financial Statements.........................    4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS..........................................    6


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........    9


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................   10

         SIGNATURE.........................................................   10

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                           MARCH 31,    DECEMBER 31,
                                                                                             1999          1998
                                                                                           ---------     ---------
                                                                                          (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ........................................................    $  10,917     $   5,243
     Accounts receivable, net .........................................................       47,954        42,507
     Accounts receivable-related parties ..............................................       17,844        23,448
     Inventories ......................................................................      119,055       126,706
     Deferred taxes ...................................................................       18,087        15,134
     Other current assets .............................................................        6,417         9,675
                                                                                           ---------     ---------
              Total current assets ....................................................      220,274       222,713

PROPERTY, PLANT, AND EQUIPMENT, NET ...................................................      695,696       655,872

RESTRICTED CASH .......................................................................       13,109        13,057

OTHER ASSETS ..........................................................................       16,949        15,828
                                                                                           ---------     ---------

              TOTAL ASSETS ............................................................    $ 946,028     $ 907,470
                                                                                           =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .................................................................    $  48,396     $  24,850
     Accounts payable-related parties .................................................          871         9,592
     Accrued interest .................................................................        3,616         3,267
     Other accrued expenses ...........................................................       14,234        15,954
     Current maturities of long-term debt .............................................        6,976         6,933
                                                                                           ---------     ---------
              Total current liabilities ...............................................       74,093        60,596

LONG-TERM DEBT, less current maturities ...............................................      497,510       477,013

DEFERRED TAXES ........................................................................       20,307        18,796

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A common stock voting, $.01 par value; 100,000,000 shares authorized;
           49,183,340 and 49,158,279 shares issued and outstanding as of March 31, 1999
           and December 31, 1998, respectively ........................................          492           492
     Treasury stock, at cost; 1,294,100 shares as of March 31, 1999 and
           December 31, 1998 ..........................................................      (19,650)      (19,650)
     Additional paid-in capital........................................................      334,446       334,363
     Retained earnings ................................................................       38,830        35,860
                                                                                           ---------     ---------
              Total stockholders' equity ..............................................      354,118       351,065
                                                                                           ---------     ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................    $ 946,028     $ 907,470
                                                                                           =========     =========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED MARCH 31,
                                                       ------------------------
                                                         1999           1998
                                                       ---------      ---------
                                                             (UNAUDITED)
NET SALES:
     Unrelated parties ...........................     $  85,133      $  87,615
     Related parties .............................        32,320         30,847
                                                       ---------      ---------
         Total net sales .........................       117,453        118,462

Cost of goods sold ...............................        99,072        103,483
                                                       ---------      ---------
GROSS PROFIT .....................................        18,381         14,979

Selling, general and administrative expenses .....         8,099          3,897
                                                       ---------      ---------
OPERATING INCOME .................................        10,282         11,082

Interest expense .................................        (5,599)        (3,343)
Other income .....................................           262          4,723
                                                       ---------      ---------
INCOME BEFORE INCOME TAXES .......................         4,945         12,462

Income taxes .....................................         1,975          4,866
                                                       ---------      ---------
NET INCOME .......................................     $   2,970      $   7,596
                                                       =========      =========


BASIC EARNINGS PER SHARE:
Net income per share .............................     $     .06      $     .16
                                                       =========      =========
Weighted average number of shares outstanding ....        47,877         49,002
                                                       =========      =========

DILUTED EARNINGS PER SHARE:
Net income per share .............................     $     .06      $     .15
                                                       =========      =========
Weighted average number of shares outstanding ....        48,244         49,451
                                                       =========      =========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                            1999         1998
                                                                                          --------     --------
                                                                                                (UNAUDITED)
OPERATING ACTIVITIES:
   Net income ......................................................................      $  2,970     $  7,596
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .............................................         8,191        6,963
         Deferred income taxes .....................................................        (2,631)       4,106
         Changes in certain assets and liabilities:
              Accounts receivable ..................................................           157       (1,083)
              Inventories ..........................................................         7,651       (5,633)
              Other assets .........................................................         3,258       (2,668)
              Accounts payable .....................................................        14,825       (1,634)
              Accrued expenses .....................................................        (1,371)      (3,924)
              Deferred revenue .....................................................            --        1,372
                                                                                          --------     --------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES ........................        33,050        5,095
                                                                                          --------     --------

INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment ...................................       (47,851)     (46,868)
     Other .........................................................................          (134)        (190)
                                                                                          --------     --------
                  NET CASH USED IN INVESTING ACTIVITIES ............................       (47,985)     (47,058)
                                                                                          --------     --------

FINANCING ACTIVITIES:
     Issuance of long-term debt ....................................................        21,762       41,252
     Repayments of long-term debt ..................................................        (1,222)      (1,333)
     Purchase of treasury stock ....................................................            --         (979)
     Issuance of common stock, net of expenses .....................................            83           29
     Debt issuance costs ...........................................................           (14)        (518)
                                                                                          --------     --------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES ........................        20,609       38,451
                                                                                          --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................         5,674       (3,512)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................         5,243        8,618
                                                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................      $ 10,917     $  5,106
                                                                                          ========     ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .............................................................      $  8,246     $  4,336
                                                                                          ========     ========
Cash paid for taxes ................................................................      $    310     $    838
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

In the opinion of management these estimates reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to a fair statement of the results for the interim periods covered by such statements. These financial statements and notes should be read in conjunction with the audited financial statements included in the Company's 1998 Annual Report on Form 10-K.


2. INVENTORIES (in thousands)

                                                    March 31,          December 31,
                                                      1999                1998
                                                    --------            --------
Raw Materials ..........................            $ 60,774            $ 78,351
Supplies ...............................              31,428              26,849
Work-in-progress .......................               7,719               7,449
Finished Goods .........................              19,134              14,057
                                                    --------            --------
                                                    $119,055            $126,706
                                                    ========            ========

3. EARNINGS PER SHARE (in thousands)

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                                  March 31,
                                                            --------------------
                                                             1999          1998
                                                            ------        ------
Basic weighted average common shares ...............        47,877        49,002
Dilutive effect of stock options ...................           367           449
                                                            ------        ------
Diluted weighted average common shares .............        48,244        49,451
                                                            ======        ======

4. NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information" which changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customer. The adoption of SFAS No. 131 did not affect results of operations or financial position or cash flows, but did affect the disclosure for segment information (See Note 5).

Statement of Financial Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect, if any, of the new standard on the financial statements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. SEGMENT INFORMATION

The Company has two reportable segments: Steel and Scrap Steel Substitute. The Steel segment consists of the Flat-Rolled Mill, which produces and sells hot-rolled, cold-rolled and galvanized sheet steel; and the Structural Mill, which will produce structural steel products but is currently under construction. The Scrap Steel Substitute segment consists of Iron Dynamics, Inc.
(IDI), which will provide steel scrap substitute to the Company. The Company's operations are primarily organized and managed by operating segment. The Company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the Steel and Scrap Steel Substitute segments are consistent with those described in Note 1. Intersegment sales and transfers are accounted for at standard prices and are eliminated in consolidation.

                                                                        THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------------------------------------------------------
                                                             1999                                       1998
                                             --------------------------------------     --------------------------------------
                                                          SCRAP STEEL                                SCRAP STEEL
                                               STEEL      SUBSTITUTE        TOTAL         STEEL      SUBSTITUTE        TOTAL
                                             ---------     ---------      ---------     ---------     ---------      ---------
Segment revenues from external customers     $ 117,453     $      --      $ 117,453     $ 118,462     $      --      $ 118,462
Segment income (loss) from operations ..        13,246        (2,964)        10,282        12,183        (1,101)        11,082
Segment assets .........................       840,478       105,550        946,028       673,823        27,921        701,744

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Throughout this report or elsewhere in other reports filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as well as in press releases or in oral statements made to the market by officers, there may be various statements that express Company opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect historical facts. These expressions, generally preceded by such typical conditional words as "anticipates," "intends," "believes," "estimates," and "expects," are intended to operate as "forward looking statements," as permitted by the Private Securities Litigation Reform Act of 1995. That legislation creates a "safe harbor" for predictive statements of this kind, in the event that things do not turn out as anticipated.

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

This commentary should be read in conjunction with the Annual Report of Steel Dynamics, Inc., on Form 10-K, for the year ended December 31, 1998 for a full understanding of the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

Comparative operating results for the three-month periods ending March 31, 1999 and 1998 are as follows:

                                                       Three months ended March 31,
                                                         ----------------------
                                                          1999           1998
                                                         -------        -------
                                                     (In thousands, except ton data)
Net sales ........................................       117,453        118,462
Gross profit .....................................        18,381         14,979
Gross profit as a percentage of net sales ........          15.6%          12.6%
Tons shipped - hot band ..........................       163,568        168,330
Tons shipped - cold mill .........................       205,965        153,379

Net Sales

Net sales for the first three months of 1999 decreased $1.0 million or 0.9% compared to the corresponding 1998 period. The decrease in net sales was primarily attributable to lower realized prices resulting from the high levels of unfairly traded steel imports and to an extended January mill outage which was dedicated to the installation of an additional finishing stand.

Net tons shipped for the first three months of 1999 increased 47,824 tons or 14.9% compared to the corresponding 1998 period. The increase in net tons shipped was the result of the Cold Mill running at near capacity for the first time during the first quarter of 1999. The Company deliberately used a substantial portion of its hot band production as feed stock during the first quarter for the Cold Mill. This resulted in the decrease in hot band net tons shipped, in comparison to the increase in hot band net tons produced. Hot band production increased 35.3% from the first quarter in 1998.

The Company believes that the market has reached its low from a product pricing perspective during the first quarter of 1999. SDI has positioned itself for long-term competitiveness through the completion of several construction projects and through the continuation of start-up activities. The Company anticipates that these activities will result in a stronger, even more cost effective operation in future quarters. This cost competitiveness coupled with anticipated price increases is anticipated to significantly strengthen 1999 operating results during the remaining three quarters.

Cost of Goods Sold

Cost of goods sold for the first quarter of 1999 and 1998 was $99.1 million and $103.5 million, respectively. This decrease was primarily attributable to scrap costs that were 24.8% lower per ton in the first quarter 1999 than in the first quarter 1998. Gross profit in the first three months of 1999 increased $3.4 million or 22.7% compared to the corresponding period in 1998. As a percentage of net sales, gross profit increased 3.0%. This increase was the net result of a 15% increase in shipment volumes, a 14% decrease in average sales prices per ton and a 25% decrease in scrap costs per ton.

Selling, General and Administrative Expense

Selling, general and administrative expense in the first three months of 1999 was $8.1 million, or 6.9% of net sales, compared to $3.9 million, or 3.3% of net sales in 1998. The increase is primarily attributable to the Company's increased start-up costs associated with Iron Dynamics, Inc. (IDI) and the new structural mill project in 1999. IDI commissioned its submerged arc furnace during March 1999 and produced 1,200 tonnes of liquid pig iron with sulfur readings below expectation and with relatively high levels of metallization. This production of liquid pig iron is anticipated to provide SDI with considerable cost savings as a steel scrap substitute during the second half of 1999.

Interest Expense

Interest expense totaled $5.6 million and $3.3 million for the first quarter of 1999 and 1998, respectively. The additional interest expense is a result of increased borrowings to finance the expansion projects in conjunction with decreased capitalized interest.

Other Income

For the three months ended March 31, 1999, other income was a more normalized $262,000 in contrast with $4.7 million for the same period in 1998, which reflected certain non-recurring fees. These fees were received by the Company in connection with the Nakornthai Strip Mill Public Co. Limited (NSM). SDI terminated its NSM agreements at year-end 1998.

Taxes

For the three months ended March 31, 1999 and 1998, income tax provisions were $2.0 million and $4.9 million, respectively. The tax provision reflects income tax expense at the statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is capital intensive and requires substantial expenditures for the purchase and maintenance of equipment used in its steelmaking and finishing operations and compliance with environmental laws. The Company's liquidity needs arise primarily from capital investments, working capital requirements, and principal and interest payments on indebtedness. The Company has satisfied these liquidity needs with funds provided by equity, long-term borrowings, state and local government grants and capital cost reimbursements.

For the three months ended March 31, 1999, cash provided by operating activities was $33.1 million, an increase of $28.0 million in comparison to the same period in 1998. This increase is primarily attributable to the increase in accounts payable and the decrease in inventories and other assets. Significant construction projects and timing were the primary drivers of the increased accounts payable. The reduction in inventories is primarily attributable to the selling of existing inventories due to strengthening domestic steel demand resulting from foreign trade restrictions. Cash used in investing activities for the first three months in 1999 and 1998 were $48.0 million and

$47.1 million, respectively, of which $47.9 million and $46.9 million represented the Company's capital investments for the same period. The 1999 capital investments were primarily utilized in the preliminary construction of the structural mill and the completion of various projects at the Butler facilities, including the iron carbide receiving system, the batch annealing furnaces and an additional rolling stand. Cash provided by financing activities was $20.6 million and $38.5 million in the first quarter 1999 and 1998, respectively. The $17.9 million decrease was the direct result of the Company's utilization of increased cash from operations in relation to additional borrowings.

During the first quarter of 1999, SDI received approval from its bank group to loan an additional $10.0 million to IDI for costs related to the completion of its facilities. As of March 31, 1999, IDI had received $5.0 million of the approved funds.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

SDI has incurred and, in the future, will continue to incur capital expenditures and operating expense for matters relating to environmental control, remediation, monitoring and compliance. Steel Dynamics believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and SDI may become subject to more stringent environmental laws and regulations in the future.

INFLATION

SDI does not believe that inflation has had a material effect on its results of operations.

IMPACT OF YEAR 2000

THE FOLLOWING IS A YEAR 2000 READINESS DISCLOSURE pursuant to the safe harbor provisions of Public Law 105-271.

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

SDI is relatively new, considering its original hot mill was completed less than five years ago. Therefore, all of the company's equipment and computer systems are of recent vintage, and as such, are anticipated to require minor modifications to become Year 2000 compliant, if they are not currently. SDI is still in the process of completing its internal reviews by utilizing internal staff and SDI equipment vendors. SDI expects to incur total costs of less than $100,000 to address any remaining Year 2000 issues. This estimated amount primarily consists of costs associated with the accelerated replacement of software, which is not Year 2000 compliant. This estimate does not include any costs that may be incurred by SDI as a result of the failure of any supplier or customer of SDI, or any other party with whom SDI does business, to become Year 2000 compliant.

SDI is in the process of implementing a plan to obtain information from its third party entities, such as external service providers, significant suppliers and customers, and financial institutions. The objective is to confirm their plans and status of readiness to become Year 2000 compliant in order to better understand and evaluate how their respective Year 2000 issues may affect SDI's operations, and in order to assess any possible risks of non-compliance. At this time, the Company is not in a position to assess this aspect of the Year 2000 problem, but plans to take the necessary steps to provide itself with reasonable assurance that its suppliers, service providers, and customers are Year 2000 compliant by September 1999.

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

However, based on SDI's assessment efforts to date, which does not yet include an assessment of incoming and outgoing transportation issues involving railroads and motor carriers, SDI believes that the reasonably worst case scenario resulting from one or more supply-side failures, internal imbedded operational failures, or sell-side failures, will not have a material adverse impact on its financial condition or results of operations. SDI already maintains, and will continue to maintain adequate on-site quantities of raw materials, parts and supplies sufficient to buffer any anticipated vendor interruptions. SDI's manufacturing facilities, and the separate components of its melting, casting, and finishing facilities, are and will be capable of being operated manually should an unanticipated breakdown occur as a result of an imbedded failure. SDI's order entry lead times are also of sufficient magnitude to analyze and repair any anticipated problem that may arise before they would manifest themselves as loss of or delay in sales.

                             YEAR 2000 PROJECT PLAN

RESOLUTION PHASES          ASSESSMENT                  REMEDIATION                TESTING                  IMPLEMENTATION
-----------------          ----------                  -----------                -------                  --------------
Business systems and       100% complete               90% complete               80% complete              75% complete
process control systems
                                                       Expected completion        Expected completion       Expected completion
                                                       Date, September 1999       date, September 1999      date, September 1999

Operating Equipment        100% complete               90% complete               90% complete              90% complete
with Embedded Chips
or Software                                            Expected completion        Expected completion       Expected completion
                                                       date, September, 1999      date, September 1999      date, September 1999

Third Party                100% for system             100% for system            75% complete              75% complete
                           interface; 75% for          interface.
                           all other exposures
                                                       Develop contingency        Expected completion       Expected completion
                                                       plans as appropriate,      date, September 1999      date, September 1999
                                                       September 1999
                           Expected completion
                           date for surveying all
                           third parties, September
                           1999

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business the Company's market risk is limited to changes in interest rates. The Company utilizes long-term debt as a primary source of capital. A portion of the debt has an interest component that resets on a periodic basis to reflect current market conditions. The Company manages exposure to fluctuations in interest rates through the use of interest rate swaps. The Company agrees to exchange, at specific intervals, the difference between fixed rate and floating-rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of operations as a component of interest expense. At March 31, 1999, no material changes had occurred related to the Company's interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 1998.

                                     PART II
                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   Exhibits -

            Exhibit No.

            *10.1b(1) Amended and Restated Credit Agreement between IDI and
                      Mellon Bank, N.A., et al.; dated June 10, 1998.

            *10.1b(2) Second Amended and Restated Credit Agreement between IDI and Mellon Bank, N.A., et al., dated March 15, 1999.

            *27.1     Financial Data Schedule

      (B)   Reports on Form 8-K for the quarter ended March 31, 1999:

            None

----------
* Filed herewith

Items 1 - 5 of Part II are not applicable for this reporting period and have been omitted.


SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 1999




                                              STEEL DYNAMICS, INC.




                                 By:         /s/ TRACY L. SHELLABARGER
                                     -------------------------------------------
                                               TRACY L. SHELLABARGER
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                     (Principal Financial and Accounting Officer
                                             and Duly Authorized Officer)