Form 10-Q
period 1999-06-30
STEEL DYNAMICS INC
filed 1999-08-13
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 1999

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

As of August 2, 1999, Registrant had outstanding 49,209,526 shares of Common Stock.

                              STEEL DYNAMICS, INC.
                                Table of Contents

                                        PART I. Financial Information

Item 1.   Consolidated Financial Statements:

                                                                                                      Page
                                                                                                      ----
          Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998 .......     1

          Consolidated Statements of Operations for the three and six-month periods ended
              June 30, 1999 and 1998 (unaudited)...................................................     2

          Consolidated Statements of Cash Flows for the three and six-month periods ended
              June 30, 1999 and 1998 (unaudited)...................................................     3

          Notes to Consolidated Financial Statements...............................................     4

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................     6


Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............................    11



                                         PART II. Other Information

Item 4.   Submission of Matters to a Vote of Security Holders......................................    12

Item 6.   Exhibits and Reports on Form 8-K.........................................................    12

          Signature................................................................................    13

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                   June 30,         December 31,
                                                                                     1999               1998
                                                                                -------------       -------------
                                                                                 (unaudited)

                                                      ASSETS

CURRENT ASSETS:
      Cash and cash equivalents............................................     $       2,472      $        5,243
      Accounts receivable, net.............................................            60,962              42,507
      Accounts receivable-related parties..................................            14,449              23,448
      Inventories .........................................................           115,220             126,706
      Deferred taxes.......................................................            15,419              15,134
      Other current assets.................................................             4,488               9,675
                                                                                -------------      --------------
                  Total current assets.....................................           213,010             222,713

PROPERTY, PLANT, AND EQUIPMENT, NET........................................           713,892             655,872

RESTRICTED CASH............................................................            11,696              13,057

OTHER ASSETS...............................................................            15,876              15,828
                                                                                -------------      --------------

                  TOTAL ASSETS.............................................     $     954,474      $      907,470
                                                                                =============      ==============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable.....................................................     $      25,468      $       24,850
      Accounts payable-related parties.....................................            16,078               9,592
      Accrued interest.....................................................             3,420               3,267
      Other accrued expenses...............................................            15,042              15,954
      Current maturities of long-term debt.................................             7,652               6,933
                                                                                -------------      --------------
                  Total current liabilities................................            67,660              60,596

LONG-TERM DEBT, less current maturities....................................           492,833             477,013

DEFERRED TAXES.............................................................            27,645              18,796

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Class A common stock voting, $.01 par value; 100,000,000 shares authorized; 49,196,093 and 49,158,279 shares issued and
            outstanding as of June 30, 1999 and
            December 31, 1998, respectively................................               492                 492
      Treasury stock, at cost; 1,294,100 shares as of June 30, 1999 and
            December 31, 1998..............................................           (19,650)            (19,650)
      Additional paid-in capital...........................................           334,524             334,363
      Retained earnings....................................................            50,970              35,860
                                                                                -------------      --------------
                  Total stockholders' equity...............................           366,336             351,065
                                                                                -------------      --------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............     $     954,474      $      907,470
                                                                                =============      ==============


                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)

                                                         Three Months Ended June 30                 Six Months Ended June 30,
                                                         --------------------------                 -------------------------
                                                          1999                 1998                 1999                 1998
                                                          ----                 ----                 ----                 ----
                                                                 (unaudited)                               (unaudited)

NET SALES:
      Unrelated parties..........................   $         90,541      $       84,728      $        175,674      $      172,343
      Related parties............................             76,120              36,314               108,440              67,161
                                                    ----------------      --------------      ----------------      --------------
            Total net sales......................            166,661             121,042               284,114             239,504

Cost of goods sold...............................            127,799             101,841               226,871             205,324
                                                    ----------------      --------------      ----------------      --------------
GROSS PROFIT.....................................             38,862              19,201                57,243              34,180

Selling, general and administrative expenses.....             10,919               3,209                19,018               7,106
                                                    ----------------      --------------      ----------------      --------------
OPERATING INCOME.................................             27,943              15,992                38,225              27,074

Interest expense.................................             (5,840)             (3,617)              (11,439)             (6,960)
Other expense....................................             (2,110)                  -                (2,110)                  -
Other income.....................................                241                 114                   503               4,837
                                                    ----------------      --------------      ----------------      --------------
INCOME BEFORE INCOME TAXES.......................             20,234              12,489                25,179              24,951

Income taxes.....................................              8,094               4,997                10,069               9,862
                                                    ----------------      --------------      ----------------      --------------
      NET INCOME.................................   $         12,140      $        7,492      $         15,110      $       15,089
                                                    ================      ==============      ================      ==============


BASIC EARNINGS PER SHARE:
Net income per share.............................   $           0.25      $         0.15      $           0.32      $         0.31
                                                    ================      ==============      ================      ==============
Weighted average number of shares outstanding....             47,900              48,880                47,889              48,941
                                                    ================      ==============      ================      ==============

DILUTED EARNINGS PER SHARE:
Net income per share.............................   $           0.25      $         0.15      $           0.31      $         0.31
                                                    ================      ==============      ================      ==============
Weighted average number of shares outstanding....             48,331              49,348                48,239              49,397
                                                    ================      ==============      ================      ==============



                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                Three Months Ended June 30,          Six Months Ended June 30,
                                                                ---------------------------          ------------------------
                                                                 1999                 1998           1999                1998
                                                                 ----                 ----           ----                ----

                                                                        (unaudited)                        (unaudited)
OPERATING ACTIVITIES:
  Net income  ..........................................  $     12,140      $      7,492      $     15,110       $      15,089
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.......................        10,227             7,278            18,418              14,241
    Deferred income taxes...............................        10,006            (5,544)            7,375              (1,438)
    Changes in certain assets and liabilities:
      Accounts receivable...............................        (9,613)             (763)           (9,456)             (1,846)
      Inventories.......................................         3,835           (26,979)           11,486             (32,612)
      Other assets......................................         1,929               131             5,187              (2,537)
      Accounts payable..................................        (7,721)              130             7,104              (1,504)
      Accrued expenses..................................           612             3,298              (759)               (628)
      Deferred revenue..................................             -              (887)                -                 485
                                                          ------------      -------------     -------------      --------------
      Net cash provided (used) in operating activities..        21,415           (15,844)           54,465             (10,750)
                                                          ------------      -------------     -------------      --------------

INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment...........       (28,281)          (57,668)          (76,132)           (104,535)
  Other.................................................         2,369              (359)            2,235                (549)
                                                          ------------      ------------      ------------       -------------
      Net cash used in investing activities.............       (25,912)          (58,027)          (73,897)           (105,084)
                                                          ------------      ------------      ------------       -------------

FINANCING ACTIVITIES:
  Issuance of long-term debt............................             -            94,419            21,762             135,671
  Repayments of long-term debt..........................        (4,001)           (1,360)           (5,233)             (2,693)
  Purchase of treasury stock............................             -           (13,668)                -             (14,647)
  Issuance of common stock, net of expenses.............            78               121               161                 150
  Debt issuance costs...................................           (25)             (578)              (39)             (1,096)
                                                          ------------      ------------      ------------       -------------
      Net cash provided (used) in financing activities..        (3,948)           78,934            16,661             117,385
                                                          ------------      ------------      ------------       -------------

Increase (decrease) in cash and cash equivalents........        (8,445)            5,063            (2,771)              1,551
Cash and cash equivalents at beginning of period........        10,917             5,106             5,243               8,618
                                                          ------------      ------------      ------------       -------------
Cash and cash equivalents at end of period..............  $      2,472      $     10,169      $      2,472       $      10,169
                                                          ============      ============      ============       =============


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest..................................  $      9,128      $      5,193      $     17,374       $       9,529
                                                          ============      ============      ============       =============
Cash paid for taxes.....................................  $      1,475      $     10,622      $      1,785       $      11,460
                                                          ============      ============      ============       =============


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

2.   INVENTORIES  (in thousands)

                                          June 30,              December 31,
                                           1999                     1998
                                        ------------            ------------

Raw Materials.....................      $     57,232            $     78,351
Supplies..........................            34,875                  26,849
Work-in-progress..................             5,524                   7,449
Finished Goods....................            17,589                  14,057
                                        ------------            ------------
                                        $    115,220            $    126,706
                                        ============            ============


3.   EARNINGS PER SHARE (in thousands)

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                       --------------------------      -------------------------
                                                          1999            1998            1999           1998
                                                       ----------      ----------      ----------     ----------

Basic weighted average common shares.............          47,900          48,880          47,889         48,941
Dilutive effect of stock options.................             431             468             350            456
                                                       ----------      ----------      ----------     ----------
Diluted weighted average common shares ..........          48,331          49,348          48,239         49,397
                                                       ==========      ==========      ==========     ==========


4.   NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," was originally issued in June 1998 and then was amended by SFAS No. 137 in June 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect, if any, of the new standard on the financial statements.

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

                                                                        Three Months Ended June 30,
                                            ----------------------------------------------------------------------------------
                                                             1999                                       1998
                                            --------------------------------------       -------------------------------------
                                                          Scrap Steel                                  Scrap Steel
                                              Steel       Substitute      Total             Steel      Substitute     Total
                                            ----------   ------------  -----------       ----------    -----------  ----------
Segment revenues from external customers..  $  166,661   $        -    $   166,661       $  121,042    $       -    $  121,042
Segment income (loss) from operations.....      31,067       (3,124)        27,943           16,767         (775)       15,992
Segment assets............................     843,305      111,169        954,474          735,401       51,825       787,226


                                                                         Six Months Ended June 30,
                                            ----------------------------------------------------------------------------------
                                                              1999                                      1998
                                            --------------------------------------       -------------------------------------
                                                          Scrap Steel                                   Scrap Steel
                                              Steel       Substitute      Total             Steel       Substitute    Total
                                            ----------   ------------  -----------       ----------    -----------  ----------
Segment revenues from external customers..  $  284,114   $        -    $   284,114       $  239,504    $       -    $  239,504
Segment income (loss) from operations.....      44,314       (6,089)        38,225           28,382       (1,308)       27,074
Segment assets............................     843,305      111,169        954,474          735,401       51,825       787,226

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

     This commentary should be read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 1998 for a full understanding of our financial condition and results of operations.

Overview

     We began operations in January 1996 as a new, state-of-the-art flat-rolled steel mini-mill. We were founded in September of 1993 by Keith E. Busse, Mark D. Millett and Richard P. Teets, Jr. These individuals pioneered the development of thin-slab flat-rolled compact strip production technology and directed the construction and operation of the world's first thin-slab flat-rolled mini-mill. Building on our extensive experience within the CSP technology arena, we were able to construct our facility to produce steel at a greater efficiency, lower cost and higher quality than our competitors. We accomplished this feat in a record fourteen months, commissioning the facility in December 1995. This original facility, located in Butler, Indiana, consisted of a hot mill with a single twin-shell furnace battery and a single caster, tunnel furnace and coiler. Our total capital cost was $280 million.

     In the last quarter of 1997, we entered the cold-rolled and galvanized products market with the completion of our Cold Mill, which we began constructing during 1996. This allowed us to begin producing value-added cold-rolled and coated steel products. Our Cold Mill has an annual capacity of
1.0 million tons and includes a continuous pickle line, a semi tandem two-stand reversing mill, two galvanizing lines, batch anneal furnaces and a temper mill.

     During 1998, we added a second furnace battery and a second caster, tunnel furnace and coiler to our original flat-roll mill facility located in Butler, Indiana. These additions increased the aggregate product capacity of our hot mill to approximately 2.2 million tons annually. During the fourth quarter of 1998, we acquired a plant site and have been doing preliminary development and site preparation work preparatory to starting construction on a new structural mill and rail manufacturing facility. This facility will produce a broad range of structural products used in the construction market as well as rails for use in the railroad industry. We estimate this facility will have an annual production capacity of approximately 1,100,000 tons dependent upon product mix, with a capital cost of approximately $257 million for the structural manufacturing facility and $40 million for the rail manufacturing addition. Construction work has been delayed due to pending appeals by certain project opponents regarding the issuance of our air permit. We anticipate this structural and rail mill will be operational during the fourth quarter of 2000.

     During 1999, we completed the installation of a seventh rolling stand in our flat-rolled mill, allowing us to produce even higher quality, light gauge products. In March 1999 our newly completed $94.1 million scrap substitute facility, Iron Dynamics, Inc. (a wholly-owned subsidiary), produced our first direct reduced iron. The production of direct reduced iron is the first step in the process of producing steel scrap substitute in the form of liquid pig iron. Iron Dynamics' production of liquid pig iron represents a pioneering technology within the steel industry. The production of a steel scrap substitute allows us to better control the cost and availability of the primary raw material for both the hot mill and the anticipated structural mill. Iron Dynamics is located adjacent to our melt shop, where the liquid pig iron will be transferred in its molten state to be used in the SDI's melt mix. Iron Dynamics has the capacity to produce approximately 520,000 metric tonnes of direct reduced iron and approximately 470,000 tonnes of liquid pig iron annually.

     As evidenced by our history, we intend to lead in the development and use of new technologies, while remaining the superior, low cost producer of a broad range of steel products and serving more markets than any other mini-mill.

Net sales

     Our sales are a factor of net tons shipped, product mix and related pricing. Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales. We charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based on our cost of production. We also provide further value-added products from our Cold Mill. These products include hot-rolled and cold-rolled galvanized products, along with cold-rolled products, allowing us to charge marginally higher prices compared to hot-rolled products. We have not entered into any material fixed-price, long-term (exceeding one calendar quarter) contracts for the sale of steel. Although fixed price contracts may reduce our risk related to price declines, these contracts also limit our ability to take advantage of price increases.

Cost of goods sold

     Our cost of goods sold represents all direct and indirect costs associated with the manufacture of our flat- rolled carbon steel, and hot-rolled, cold-rolled and coated products. The principal elements of these costs are:

           - Alloys                                    - Electricity
           - Natural gas                               - Oxygen
           - Argon                                     - Electrodes
           - Steel and scrap substitutes               - Depreciation
           - Direct and indirect labor benefits

Selling, general and administrative expense

     Selling, general and administrative expenses are comprised of all costs associated with the sales, finance and accounting, materials and transportation, and administrative departments. These costs include labor and benefits, professional services, amortization of financing costs, property taxes, profit sharing expense and start-up costs associated with new projects.

Interest expense

     Interest expense consists of interest associated with our senior credit facility and other debt agreements as described in our notes to financial statements, net of capitalized interest costs that are related to construction expenditures during the construction period of capital projects.

Other income (expense)

     Other income consists of interest income earned on our cash balance and any other non-operating income activity. Other expense consists of any non-operating cost, including permanent impairments of reported investments.

Results of Operations

     Three months ended June 30, 1999 compared to three months ended June 30,
1998

Net sales

     Our net sales were $166.7 million for the three months ended June 30, 1999, as compared to $121.0 million for the three months ended June 30, 1998, an increase of $45.6 million or 38%. This increase was primarily attributable to increased volumes, as markets recovered after the import crisis. Total net tons shipped increased 182,000 tons or 56% for the second quarter of 1999 as compared to the second quarter of 1998. This increase in shipments was the direct result of our cold mill running at near capacity during most of the first six months in 1999. We are continuing to use a substantial portion of our hot band production as feed stock for the cold mill (48% during 1998 and 50% during the first three months of 1999), producing higher value-added cold rolled and coated products.

Cost of goods sold

     Cost of goods sold was $127.8 million for the three months ended June 30, 1999, as compared to $101.8 million for the three months ended June 30, 1998, an increase of $26.0 million or 25%. As a percentage of net sales, cost of goods sold decreased 7% for the three months ended June 30, 1999, as compared to the same period in 1998. This decrease was primarily attributable to lower scrap costs during the second quarter of 1999. Our net yielded scrap cost was $108 per net ton for the three months ended June 30, 1999, as compared to $149 per net ton for the three months ended June 30, 1998, a decrease of $41 per net ton or 28%. As Iron Dynamics begins supplying us with liquid pig iron as a scrap substitute, we anticipate additional cost savings.

Selling, general and administrative expense

     Selling, general and administrative expenses were $10.9 million for the three months ended June 30, 1999, as compared to $3.2 million for the three months ended June 30, 1998, an increase of $7.7 million or 241%. A portion of this increase is the result of start-up costs of $4.5 million for the second quarter of 1999, compared to $1.1 million for the same period in 1998, an increase of $3.4 million dollars. During 1999, these start-up costs were associated with Iron Dynamics and the new structural mill project. Iron Dynamics experienced an unplanned outage of its submerged arc furnace caused by a breakout during the second quarter of 1999, resulting in additional start-up costs related to the repair and reengineering of the facility. Iron Dynamics anticipates a recommissioning during the third quarter of 1999.

Interest expense

     Interest expense was $5.8 million for the three months ended June 30, 1999, as compared to $3.6 million for the three months ended June 30, 1998, an increase of $2.2 million or 61%. This increase is the direct result of increased borrowings utilized in the financing of our expansion projects, in conjunction with a decrease in related interest capitalization.

Other income (expense)

     For the three months ended June 30, 1999, other income was $241,000 as compared to $114,000 million for the three months ended June 30, 1998.

     For the three months ended June 30, 1999, other expense was $2.1 million, of which $1.8 million represented our entire cost-basis investment in Qualitech Steel Corporation (Qualitech). Qualitech filed a petition for relief under Chapter 11 of the Bankruptcy Code on March 22, 1999. It is our belief that our investment in Qualitech was permanently and fully impaired at June 30, 1999.

Federal income taxes

     For the three months ended June 30, 1999, our income tax provision was $8.1 million, as compared to $5.0 million for the same period in 1998. This tax provision reflects income tax expense at the maximum statutory income tax rate.


     Six months ended June 30, 1999 compared to six months ended June 30, 1998

Net sales

     Our net sales were $284.1 million for the six months ended June 30, 1999, as compared to $239.5 million for the six months ended June 30, 1998, an increase of $44.6 million or 19%. This increase was primarily attributable to increased volumes, as markets recovered after the import crisis. Total net tons shipped increased 229,700 tons or 36% for the first half of 1999 as compared to the first half of 1998. This increase in shipments was the direct result of our cold mill running at near capacity during most of the first six months in 1999. Our cold mill production increased 86% and cold mill shipments increased 63% for the first half of 1999 as compared to same period in 1998, while our hot mill production increased 47% with an increase in shipments of 12%. We are continuing to use a substantial portion of our hot band production as feed stock for the cold mill (48% during 1998 and 51% during the first six months of 1999), producing higher value-added cold-rolled and coated products.

     Our average price per ton decreased 13% for the first half of 1999 as compared to the first half of 1998; however, our average price per ton increased approximately $12 or 3.6% during the second quarter of 1999 as compared to the first quarter of 1999. We believe that market prices reached their low during the first quarter of 1999, and we anticipate further increases during the third and fourth quarters of 1999. These further anticipated price increases coupled with anticipated increasing demand for domestic steel products are expected to result in stronger net sales in the last two quarters of 1999.

Cost of goods sold

     Cost of goods sold was $226.9 million for the six months ended June 30, 1999, as compared to $205.3 million for the six months ended June 30, 1998, an increase of $21.6 million or 10%. As a percentage of net sales, cost of goods sold decreased 6% for the six months ended June 30, 1999, as compared to the same period in 1998. This decrease was primarily attributable to lower scrap costs during the first half of 1999. Our net yielded scrap cost was $111 per net ton for the six months ended June 30, 1999, as compared to $153 per net ton for the six months ended June 30, 1998, a decrease of $42 per net ton or 27%. As Iron Dynamics begins supplying us with liquid pig iron as a scrap substitute, we anticipate additional cost savings.

Selling, general and administrative expense

     Selling, general and administrative expenses were $19.0 million for the six months ended June 30, 1999, as compared to $7.1 million for the six months ended June 30, 1998, an increase of $11.9 million. A portion of this increase is the result of start-up costs of $8.5 million for the first half of 1999, compared to $1.9 million for the same period in 1998, an increase of $6.6 million dollars. These start-up costs are associated with Iron Dynamics and the new structural mill project during 1999. Iron Dynamics suffered a breakout in its submerged arc furnace during the second quarter of 1999, resulting in additional start-up costs related to the repairing and re-engineering of the facility. Iron Dynamics anticipates a restart of its scrap substitute production during the third quarter of 1999.

Interest expense

     Interest expense was $11.4 million for the six months ended June 30, 1999, as compared to $7.0 million for the six months ended June 30, 1998, an increase of $4.4 million or 63%. This increase is the direct result of increased borrowings utilized in the financing of our expansion projects, in conjunction with a decrease in related interest capitalization.

Other income (expense)

     For the six months ended June 30, 1999, other income was a more normalized $503,000 as compared to $4.8 million for the six months ended June 30, 1998, a decrease of $4.3 million. This decrease represented 1998 non-recurring fees received by us in connection with Nakornthai Strip Mill Public Co. Limited
(NSM). We terminated our agreements with NSM in December 1998.

     For the six months ended June 30, 1999, other expense was $2.1 million, of which $1.8 million represented our entire cost-basis investment in Qualitech Steel Corporation (Qualitech). Qualitech filed a petition for relief under Chapter 11 of the Bankruptcy Code on March 22, 1999. It is our belief that our investment in Qualitech was permanently and fully impaired at June 30, 1999.

Federal income taxes

     For the six months ended June 30, 1999, our income tax provision was $10.1 million, as compared to $9.9 million for the same period in 1998. This tax provision reflects income tax expense at the statutory income tax rate.

Liquidity and Capital Resources

     Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain compliant with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by equity, long-term borrowings, state and local grants and capital cost reimbursements.

     For the six months ended June 30, 1999, cash provided by operating activities was $54.5 million, as compared to $(10.8) million for the six months ended June 30, 1998, an increase of $65.3 million. This increase was attributable to a 68% reduction in inventories caused by elevated raw material levels during 1998. Cash used in investing activities was $73.9 million, of which $76.1 million represented capital investments, for the six months ended June 30, 1999, as compared to $105.1 million, of which $104.5 million represented capital investments, for the six months ended June 30, 1998. Approximately 63% of our capital investment costs incurred during the first half of 1999 were utilized in the preliminary construction of the structural mill. Approximately 23% was utilized in the completion of various projects within our flat roll facilities, including an iron carbide receiving system, batch anneal furnaces and an additional rolling stand.

Cash provided by financing activities was $16.7 million for the six months ended June 30, 1999, as compared to $117.4 million for the six months ended June 30, 1998. This decrease in funds provided was the direct result of our utilization of increased cash from operations in relation to our additional borrowings.

     During the first half of 1999, we received approval from our bank group to loan an additional $25.0 million to IDI for costs related to both the facility's completion, and repairs and improvements resulting from the submerged arc furnace breakout, which occurred in May 1999. As of June 30, 1999, we had distributed $14.1 million of these approved funds to IDI. .

     We anticipate our expansion projects will be financed through cash provided by operating activities and borrowings from our credit facilities. At June 30, 1999, our amended credit agreement consisted of a $450.0 million credit facility, composed of a $250.0 million five-year revolving credit facility (which is subject to a borrowing base), and two $100.0 million five-year term loans amortizable in equal quarterly installments beginning September 30, 2002. Total debt as of June 30, 1999 and December 31, 1998 was $500.5 million and $483.9 million, respectively. Current maturities of long-term debt as of June 30, 1999 and December 31, 1998 were $ 7.7 million and $6.9 million, respectively.

     We believe the liquidity of our existing cash and cash equivalents, cash from operating activities and our available credit facilities will provide sufficient funding for our working capital and capital expenditure requirements during 1999. However, we may, if we believe circumstances warrant, increase our liquidity through the issuance of additional equity or debt to finance growth or take advantage of other business opportunities.

     We have not paid dividends on our common stock.

Inflation

     We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

     We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. We believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and we may become subject to more stringent environmental laws and regulations in the future.

Recent Accounting Pronouncements

     Statement of Financial Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," was originally issued in June 1998 and then was amended by SFAS No. 137 in June 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. We have not yet quantified the effect, if any, of the new standard on our financial statements.

Impact of Year 2000

     The Year 2000 issue has become a general matter of concern to business, and has been identified by SEC as a matter requiring discussion by publicly held companies. The Year 2000 issue arises from the design of computer operating systems and computer software programs which recognize only two digits in the date field and, as a result, may interpret "00" incorrectly as the year 1900 rather than as the year 2000. This incorrect recognition has the potential to generate application failures or erroneous information. This could result in major systems failures or miscalculations within such areas as (a) manufacturing
(b) shipping and receiving of product (c) scheduling of raw materials, parts and supplies inventories (d) billing and payments records (e) and the availability of utilities, telephones, data and other essential services.

     We are relatively new, considering our original hot mill was completed less than five years ago. Therefore, all of our equipment and computer systems are of recent vintage, and as such, are anticipated to require minor modifications to become Year 2000 compliant, if they are not currently. We are still in the process of completing our internal reviews by utilizing our internal staff and equipment vendors. We expect to incur total costs of less than $100,000 to address any remaining Year 2000 issues. This estimated amount primarily consists of costs associated with the accelerated replacement of software, which is not Year 2000 compliant. This estimate does not include any costs that we may incur as a result of the failure any of our suppliers or customers, or any other party with whom we do business, to become Year 2000 compliant.

     We are currently obtaining information from third party contacts, such as, external service providers, significant suppliers and customers, and financial institutions. Our objective is to confirm their plans and status of readiness to become Year 2000 compliant, in order to better understand and evaluate how their respective Year 2000 issues may affect our operations, and to assess any possible risks of their non-compliance. At this time, we are not in a position to fully assess this aspect of the Year 2000 problem, but we are taking the necessary steps to determine with reasonable assurance whether our suppliers, service providers, and customers are Year 2000 compliant and what impact this could have by September 1999.

     Based on the information currently available, we believe that the implementation of our Year 2000 Project Plan will adequately resolve our Year 2000 issues. However, since it is not possible to anticipate all possible future outcomes, there could be circumstances under which our business operations are disrupted as a result of Year 2000 problems. These disruptions could be caused by (a) the failure of our systems or equipment to operate (b) the failure of our suppliers to provide raw materials, utilities, supplies or other products or services which are necessary to sustain our manufacturing processes or other business operations or (c) the failure of our customers to accept delivery of our product. Any such disruption of our operations could have a material adverse effect on our financial condition and operating results.

     However, based on our assessment efforts to date, which does not yet include an assessment of income and outgoing transportation issues involving railroads and motor carriers, we believe that the reasonably worst case scenario resulting from one or more supply-side failures, internal imbedded operational failures, or sell-side failures, will not have a material adverse impact on our financial condition or results of operations. We maintain adequate on-site quantities of raw materials, parts and supplies, in amounts sufficient to buffer any anticipated vendor interruptions. Our manufacturing facilities are capable of being operated manually should an unanticipated breakdown occur as a result of an imbedded failure. Our order entry lead times are also sufficient to analyze and repair any problem that may arise before they would manifest themselves as loss of or delay in sales.

                                                   Year 2000 Project Plan
---------------------------------------------------------------------------------------------------------------------------
Resolution Phases         Assessment                     Remediation             Testing                Implementation
---------------------------------------------------------------------------------------------------------------------------
Business systems and      100% complete                  90% complete            90% complete           90% complete
process control systems

                                                         Expected completion     Expected completion    Expected completion
                                                         date, September 1999    date, September 1999   date, September 1999
---------------------------------------------------------------------------------------------------------------------------
Operating Equipment       100% complete                  90% complete            90% complete           90% complete
with Embedded Chips
or Software                                              Expected completion     Expected completion    Expected completion
                                                         date, September, 1999   date, September 1999   date, September 1999
---------------------------------------------------------------------------------------------------------------------------
Third Party               100% for system                100% for system         90% complete           90% complete
                          interface; 90% for             interface.
                          all other exposures

                                                         Develop contingency     Expected completion    Expected completion
                                                         plans as appropriate,   date, September 1999   date, September 1999
                                                         September 1999

                          Expected completion
                          date for surveying all
                          third parties, September 1999
---------------------------------------------------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business the Company's market risk is limited to changes in interest rates. The Company utilizes long-term debt as a primary source of capital. A portion of the debt has an interest component that resets on a periodic basis to reflect current market conditions. The Company manages exposure to fluctuations in interest rates through the use of interest rate swaps. The Company agrees to exchange, at specific intervals, the difference between fixed rate and floating-rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of operations as a component of interest expense. At June 30, 1999, no material changes had occurred related to the Company's interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 1998.

                                     PART II
                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 21, 1999. Proxies were solicited for the Annual Meeting in accordance with the requirements of the Securities Exchange Act 1934.

     At the Annual Meeting, a total of 36,113,814 of the 47,898,657 shares outstanding as of the record date of April 27, 1999 (75.4%) were present. As a result, the appointment of Ernst & Young LLP was ratified to serve as the Company's independent auditors for 1999, by the affirmative vote of 36,103,875 of the 36,113,814 shares voted, and all of the following nominees for director of the Company, as described in the Proxy Statement, were dually elected, with no more than 27,275 shares withheld from or voted against any single nominee:

     Kazuhiro Atsushi
     John Bates
     Keith Busse
     Mark Millett
     Leonard Rifkin
     Joe Ruffolo
     Tracy Shellabarger
     William Strittmatter
     Richard Teets, Jr.

     Any stockholder who intends to present a proposal at the 2000 Annual Meeting of Stockholders, and desires that such proposal be considered for inclusion in the Company's 1999 Proxy Statement and Proxy for the Annual Meeting, must furnish the proposal in writing to the Secretary of the Company no later than November 30, 1999. With respect to any other stockholder proposals that are intended to be presented at the 2000 or at any subsequent Annual Meeting, even if not included in the Proxy Statement and Proxy for that meeting, discretionary authority will be deemed conferred upon the Company's designated proxy or proxies to vote upon any or all of such matters, unless the Company receives notice of such matter no later than 45 days prior to the date on which the Company first mailed its proxy materials for the prior year's Annual Meeting of Stockholders. As a result, any such notice would have to be received for the 2000 Annual Meeting of Stockholders no later than April 12, 2000.
                                                  --------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (A) Exhibits -

               Exhibit No.

                 *10.1b(3)   Third Amendment and Waiver to Credit Agreement
                             between IDI and Mellon Bank, N.A. et al., dated
                             June 30, 1999.

                 *27.1       Financial Data Schedule

           (B) Reports on Form 8-K for the quarter ended June 30, 1999:
               On April 19, 1999, Steel Dynamics, Inc. filed a report on Form 8-K with the Securities and Exchange Commission regarding a change in its Certifying Accountant. A Form 8-K/A was filed on May 20, 1999 related to the same matter.
           ------------------
*Filed herewith

Items 1 - 3 and Item 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 1999

                                   STEEL DYNAMICS, INC.



                              By:   /s/  TRACY L. SHELLABARGER
                                   -----------------------------------------
                                              Tracy L. Shellabarger
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                           and Duly Authorized Officer)