Form 10-Q/A
period 1999-06-30
STEEL DYNAMICS INC
filed 1999-09-01
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A

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

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                Three Months Ended June 30,          Six Months Ended June 30,
                                                                ---------------------------          ------------------------
                                                                 1999                 1998           1999                1998
                                                                 ----                 ----           ----                ----

                                                                        (unaudited)                        (unaudited)
OPERATING ACTIVITIES:
  Net income  ..........................................  $     12,140      $      7,492      $     15,110       $      15,089
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.......................        10,227             7,278            18,418              14,241
    Deferred income taxes...............................        10,006            (5,544)            7,375              (1,438)
    Changes in certain assets and liabilities:
      Accounts receivable...............................        (9,613)             (763)           (9,456)             (1,846)
      Inventories.......................................         3,835           (26,979)           11,486             (32,612)
      Other assets......................................         1,929               131             5,187              (2,537)
      Accounts payable..................................        (7,721)              130             7,104              (1,504)
      Accrued expenses..................................           612             3,298              (759)               (628)
      Deferred revenue..................................             -              (887)                -                 485
                                                          ------------      -------------     -------------      --------------
      Net cash provided (used) in operating activities..        21,415           (15,844)           54,465             (10,750)
                                                          ------------      -------------     -------------      --------------

INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment...........       (28,281)          (57,668)          (76,132)           (104,535)
  Other.................................................         2,369              (359)            2,235                (549)
                                                          ------------      ------------      ------------       -------------
      Net cash used in investing activities.............       (25,912)          (58,027)          (73,897)           (105,084)
                                                          ------------      ------------      ------------       -------------

FINANCING ACTIVITIES:
  Issuance of long-term debt............................             -            94,419            21,762             135,671
  Repayments of long-term debt..........................        (4,001)           (1,360)           (5,223)             (2,693)
  Purchase of treasury stock............................             -           (13,668)                -             (14,647)
  Issuance of common stock, net of expenses.............            78               121               161                 150
  Debt issuance costs...................................           (25)             (578)              (39)             (1,096)
                                                          ------------      ------------      ------------       -------------
      Net cash provided (used) in financing activities..        (3,948)           78,934            16,661             117,385
                                                          ------------      ------------      ------------       -------------

Increase (decrease) in cash and cash equivalents........        (8,445)            5,063            (2,771)              1,551
Cash and cash equivalents at beginning of period........        10,917             5,106             5,243               8,618
                                                          ------------      ------------      ------------       -------------
Cash and cash equivalents at end of period..............  $      2,472      $     10,169      $      2,472       $      10,169
                                                          ============      ============      ============       =============


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid for interest..................................  $      9,128      $      5,193      $     17,374       $       9,529
                                                          ============      ============      ============       =============
Cash paid for taxes.....................................  $      1,475      $     10,622      $      1,785       $      11,460
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

September 1, 1999

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