Form 10-Q
period 1999-09-30
STEEL DYNAMICS INC
filed 1999-11-15
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 1999

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

As of November 8, 1999, Registrant had outstanding 47,952,847 shares of Common Stock.

                              STEEL DYNAMICS, INC.
                                Table of Contents


                                           PART I. Financial Information

Item 1.     Consolidated Financial Statements:
                                                                                                            Page
                                                                                                            ----

            Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998 ....        1

            Consolidated Statements of Operations for the three and nine-month periods ended
              September 30, 1999 and 1998 (unaudited)..................................................        2

            Consolidated Statements of Cash Flows for the three and nine-month periods ended
              September 30, 1999 and 1998 (unaudited)..................................................        3

            Notes to Consolidated Financial Statements.................................................        4

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................................................        6


Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................................       10


                                           PART II. Other Information

Item 1.     Legal Proceedings........................................................................         11

Item 5.     Other Information........................................................................         12

Item 6.     Exhibits and Reports on Form 8-K.........................................................         12

            Signature................................................................................         13

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                         September 30,       December 31,
                                                                                             1999                1998
                                                                                         -------------       ------------
                                                                                          (unaudited)
                                                         ASSETS
CURRENT ASSETS:
      Cash and cash equivalents...................................................          $  7,064            $  5,243
      Accounts receivable, net....................................................            62,142              42,507
      Accounts receivable-related parties.........................................            21,246              23,448
      Inventories ................................................................           114,837             126,706
      Deferred taxes..............................................................            20,657              15,134
      Other current assets........................................................             7,368               9,675
                                                                                            --------            --------
                  Total current assets............................................           233,314             222,713

PROPERTY, PLANT, AND EQUIPMENT, NET...............................................           727,060             655,872

RESTRICTED CASH...................................................................            10,100              13,057

OTHER ASSETS......................................................................            16,331              15,828
                                                                                            --------            --------

                  TOTAL ASSETS....................................................          $986,805            $907,470
                                                                                            ========            ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable............................................................          $ 18,654            $ 24,850
      Accounts payable-related parties............................................            15,637               9,592
      Accrued interest............................................................             4,206               3,267
      Other accrued expenses......................................................            19,722              15,954
      Current maturities of long-term debt........................................             6,477               6,933
                                                                                            --------            --------
                  Total current liabilities.......................................            64,696              60,596

LONG-TERM DEBT, less current maturities...........................................           509,316             477,013

DEFERRED TAXES....................................................................            35,676              18,796

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Class A common stock voting, $.01 par value; 100,000,000 shares authorized; 49,243,255 and 49,158,279 shares issued and
            outstanding as of September 30, 1999 and December 31, 1998,
            respectively..........................................................               492                 492
      Treasury stock, at cost; 1,294,100 shares as of September 30, 1999 and
              December 31, 1998...................................................           (19,650)            (19,650)
      Additional paid-in capital..................................................           334,787             334,363
      Retained earnings...........................................................            61,488              35,860
                                                                                            --------            --------
                  Total stockholders' equity......................................           377,117             351,065
                                                                                            --------            --------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................          $986,805            $907,470
                                                                                            ========            ========





                See notes to consolidated financial statements.

                             STEEL DYNAMICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)


                                                       Three Months Ended September 30,   Nine  Months Ended September 30,
                                                       --------------------------------   --------------------------------
                                                             1999             1998              1999             1998
                                                       --------------    --------------   ---------------   --------------
                                                                  (unaudited)                        (unaudited)
NET SALES:
      Unrelated parties............................    $      111,989    $      105,251   $       319,983   $      277,594
      Related parties..............................            46,735            35,707           122,855          102,868
                                                       --------------    --------------   ---------------   --------------
            Total net sales........................           158,724           140,958           442,838          380,462

Cost of goods sold.................................           124,700           114,892           351,571          320,216
                                                       --------------    --------------   ---------------   --------------
GROSS PROFIT.......................................            34,024            26,066            91,267           60,246

Selling, general and administrative expenses.......            10,824             5,998            29,842           13,104
                                                       --------------    --------------   ---------------   --------------
OPERATING INCOME...................................            23,200            20,068            61,425           47,142

Interest expense...................................            (5,844)           (5,965)          (17,283)         (12,925)
Other income (expense).............................               174                69            (1,433)           4,906
                                                       --------------    --------------   ---------------   --------------
INCOME BEFORE INCOME TAXES.........................            17,530            14,172            42,709           39,123

Income taxes.......................................             7,012             5,674            17,081           15,536
                                                       --------------    --------------   ---------------   --------------
      NET INCOME...................................    $       10,518    $        8,498   $        25,628   $       23,587
                                                       ==============    ==============   ===============   ==============


BASIC EARNINGS PER SHARE:
Net income per share...............................    $         0.22    $         0.18   $          0.54   $         0.48
                                                       ==============    ==============   ===============   ==============
Weighted average number of shares outstanding......            47,919            48,113            47,900           48,662
                                                       ==============    ==============   ===============   ==============

DILUTED EARNINGS PER SHARE:
Net income per share...............................    $         0.22    $         0.18   $          0.53   $         0.48
                                                       ==============    ==============   ===============   ==============
Weighted average number of shares outstanding......            48,329            48,478            48,298           49,087
                                                       ==============    ==============   ===============   ==============



                See notes to consolidated financial statements.

                             STEEL DYNAMICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)


                                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                                --------------------------------  ---------------------------------
                                                                      1999             1998             1999              1998
                                                                ----------------  --------------  ----------------  ---------------
                                                                           (unaudited)                       (unaudited)
OPERATING ACTIVITIES:
  Net income.................................................   $         10,518  $        8,498  $         25,628  $       23,587
  Adjustments to reconcile net income to net cash
  provided by operating activities:
        Depreciation and amortization........................             10,194           8,411            28,613          22,652
        Deferred income taxes................................              2,794           3,524            10,169           2,086
        Changes in certain assets and liabilities:
           Accounts receivable...............................             (7,976)        (20,363)          (17,432)        (22,209)
           Inventories.......................................                383         (23,511)           11,869         (56,123)
           Other assets......................................             (3,058)            285             2,129          (2,252)
           Accounts payable..................................             (7,255)          3,271              (151)          1,767
           Accrued expenses..................................              5,466           3,102             4,707           2,472
           Deferred revenue..................................                  -            (887)                -            (402)
                                                                ----------------  --------------  ----------------  ---------------
           Net cash provided (used) in operating activities..             11,066         (17,670)           65,532         (28,422)
                                                                ----------------  --------------  ----------------  --------------

INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment................            (23,186)        (46,483)          (99,318)       (151,016)
  Other......................................................              1,098            (879)            3,333          (1,428)
                                                                ----------------  --------------  ----------------  --------------
           Net cash used in investing activities.............            (22,088)        (47,362)          (95,985)       (152,444)
                                                                ----------------  --------------  ----------------  --------------

FINANCING ACTIVITIES:
  Issuance of long-term debt.................................             20,948          63,421            42,710         199,092
  Repayments of long-term debt...............................             (5,640)         (1,380)          (10,864)         (4,073)
  Purchase of treasury stock.................................                  -          (2,900)                -         (17,547)
  Issuance of common stock, net of expenses..................                263               -               424             150
  Debt issuance costs........................................                 43            (291)                4          (1,387)
                                                                ----------------  --------------  ----------------  --------------
           Net cash provided by financing activities.........             15,614          58,850            32,274         176,235
                                                                ----------------  --------------  ----------------  --------------

Increase (decrease) in cash and cash equivalents.............              4,592          (6,182)            1,821          (4,631)
Cash and cash equivalents at beginning of period.............              2,472          10,169             5,243           8,618
                                                                ----------------  --------------  ----------------  --------------
Cash and cash equivalents at end of period...................   $          7,064  $        3,987  $          7,064  $        3,987
                                                                ================  ==============  ================  ==============


SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION:
Cash paid for interest.......................................   $          7,781  $        6,379  $         25,155  $       16,456
                                                                ================  ==============  ================  ==============
Cash paid for taxes..........................................   $          5,395  $        2,159  $          7,180  $       13,619
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


2.  INVENTORIES  (in thousands)


                                                                                   September 30,            December 31,
                                                                                        1999                    1998
                                                                                   -------------           -------------
Raw Materials...............................................................       $      54,782           $      78,351
Supplies....................................................................              36,928                  26,849
Work-in-progress............................................................               7,551                   7,449
Finished Goods..............................................................              15,576                  14,057
                                                                                   -------------           -------------
                                                                                   $     114,837           $     126,706
                                                                                   =============           =============


3. EARNINGS PER SHARE (in thousands)

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:


                                                         Three Months Ended September 30,  Nine Months Ended September 30,
                                                         --------------------------------  -------------------------------
                                                               1999           1998                1999          1998
                                                            ----------     ----------         -----------   -----------
Basic weighted average common shares.................           47,919         48,113              47,900        48,662
Dilutive effect of stock options.....................              410            365                 398           425
                                                            ----------     ----------         -----------   -----------
Diluted weighted average common shares ..............           48,329         48,478              48,298        49,087
                                                            ==========     ==========         ===========   ===========


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


                                                                         Three Months Ended September 30,
                                                 --------------------------------------------------------------------------------
                                                                  1999                                      1998
                                                 --------------------------------------    --------------------------------------
                                                              Scrap Steel                               Scrap Steel
                                                     Steel    Substitute       Total          Steel     Substitute       Total
                                                 -----------  -----------   -----------    -----------  -----------    ----------
Segment revenues from external customers......   $   158,724  $         -   $   158,724    $   140,958  $         -    $  140,958
Segment income (loss) from operations.........        27,023       (3,823)       23,200         21,298       (1,230)       20,068
Segment assets................................       869,509      117,296       986,805        773,659       82,409       856,068


                                                                          Nine Months Ended September 30,
                                                 --------------------------------------------------------------------------------
                                                                  1999                                      1998
                                                 --------------------------------------    --------------------------------------
                                                              Scrap Steel                               Scrap Steel
                                                     Steel    Substitute       Total          Steel     Substitute       Total
                                                 -----------  -----------   -----------    -----------  -----------    ----------
Segment revenues from external customers......   $   442,838  $         -   $   442,838    $   380,462  $         -    $  380,462
Segment income (loss) from operations.........        71,337       (9,912)       61,425         49,680       (2,538)       47,142
Segment assets................................       869,509      117,296       986,805        773,659       82,409       856,068

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

Overview

      We began operations in January 1996 as a new, state-of-the-art flat-rolled steel mini-mill. We were founded in September of 1993 by Keith E. Busse, Mark D. Millett and Richard P. Teets, Jr. These individuals pioneered the development of thin-slab flat-rolled technology and directed the construction and operation of the world's first thin-slab flat-rolled mini-mill. Building on our extensive experience within the CSP technology arena, we were able to construct our facility to produce steel at a greater efficiency, lower cost and higher quality than our competitors.

      We are one of the fastest growing and most profitable electric furnace mini-mill steel producers in the United States. We operate a technologically advanced flat-rolled steel mini-mill in Butler, Indiana with an annual production capacity of 2.2 million tons. We manufacture and market a broad range of high quality flat-rolled carbon steel products. We sell hot rolled, cold rolled and coated steel products, including high strength low alloy and medium carbon steels. We sell these products directly to end users and through steel service centers primarily in the Midwestern United States. Our products are used for various applications, including automotive, appliance, manufacturing; consumer durable goods, industrial machinery and various other applications.

      In addition to our flat-rolled mini-mill, we are completing a second facility and are preparing to build a third. Our second facility, operated by our subsidiary, Iron Dynamics Inc., is contiguous to our flat-rolled mini-mill. It produces direct reduced iron, which we then convert into liquid pig iron, a high quality steel scrap substitute for use in our flat-rolled facility. Iron Dynamics has begun to achieve stable operating results; however, these results are currently at significantly lower than expected volumes due to certain problems at the submerged arc furnace. We have identified the necessary modifications to correct the problems, which includes some redesign and replacement of equipment. We now estimate that the necessary redesign will be completed during midyear 2000, and we anticipate operating in a curtailed mode until that time. Our third facility is a planned structural and rail mill to be located in Whitley County, Indiana. Upon completion of this facility, which we estimate to be in the first half of 2001, we plan to manufacture structural steel beams, pilings and rails for the construction and railroad markets.

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

      In order to ensure consistent and efficient hot band plant utilization, we have entered into a multi-year "off-take" sales and distribution agreement with Heidtman Steel Products, Inc. which accounts for approximately 30,000 tons of our monthly flat-rolled production at prevailing market prices. We do not enter into material fixed price, long-term, exceeding one calendar quarter, contracts for the sale of steel. Although fixed price contracts may reduce risks related to price declines, these contracts may also limit our ability to take advantage of price increases.

Cost of goods sold

      Our cost of goods sold represents all direct and indirect costs associated with the manufacture of our flat- rolled carbon steel, and hot-rolled, cold-rolled and coated products. The principal elements of these costs are:

          - Alloys                                  - Electricity
          - Natural gas                             - Oxygen
          - Argon                                   - Electrodes
          - Steel scrap and scrap substitutes       - Depreciation
          - Direct and indirect labor benefits

Steel scrap and scrap substitutes represent the most significant component of our cost of goods sold.

Selling, general and administrative expense

      Selling, general and administrative expenses are comprised of all costs associated with the sales, finance and accounting, materials and transportation, and administrative departments. These costs include labor and benefits, professional services, financing cost amortization, property taxes, profit sharing expense and start-up costs associated with new projects.

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

RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared to three months ended September 30, 1998

      Net sales. Our net sales were $158.7 million for the three months ended September 30, 1999, as compared to $140.9 million for the three months ended September 30, 1998, an increase of $17.8 million, or 13%. Total net tons shipped increased 106,000 tons, or 28%, for the third quarter of 1999 as compared to the third quarter of 1998. These increases were attributable in part to increased volumes, as markets recovered after the import crisis; however, our third quarter operating results were negatively impacted by several nonrecurring, isolated events. We experienced motor failures in our cold mill in August 1999, resulting in lost tonnage and a lower-margin product mix. We also experienced approximately 40 hours of electricity interruptions during July 1999, due to excessive temperatures in the upper Midwest. Based on our estimates, we believe the third quarter's earnings were negatively impacted by at least $.08 per share due to these events, as well as the slower than anticipated Iron Dynamics restart.

      Cost of goods. Cost of goods sold was $124.7 million for the three months ended September 30, 1999, as compared to $114.9 million for the three months ended September 30, 1998, an increase of $9.8 million, or 9%. As a percentage of net sales, cost of goods sold decreased 3% for the three months ended September 30, 1999, as compared to the same period in 1998. This decrease was primarily attributable to lower scrap costs during 1999. Our net yielded scrap cost was $114 per net ton for the three months ended September 30, 1999, as compared to $141 per net ton for the three months ended September 30, 1998, a decrease of $27 per net ton, or 19%. As Iron Dynamics begins supplying us with liquid pig iron as a scrap substitute, we anticipate additional cost savings.

      Selling, general and administrative expense. Selling, general and administrative expenses were $10.8 million for the three months ended September 30, 1999, as compared to $6.0 million for the three months ended September 30, 1998, an increase of $4.8 million, or 80%. A portion of this increase is the result of start-up costs of $5.1 million for the third quarter of 1999, compared to $1.6 million for the same period in 1998, an increase of $3.5 million dollars. During 1999, these start-up costs were associated with Iron Dynamics and the new structural mill project. Iron Dynamics experienced an unplanned outage of its submerged arc furnace caused by a breakout during the second quarter of 1999, resulting in additional start-up costs related to the repair and reengineering of the facility. During the third quarter of 1999, Iron Dynamics identified a design flaw in its submerged arc furnace. We believe the reengineering of the furnace will be completed during June of 2000. In the interim we anticipate operating at a curtailed level.

      Interest expense. Interest expense was $5.8 million for the three months ended September 30, 1999, as compared to $6.0 million for the three months ended September 30, 1998, a decrease of $200,000.

      Other income (expense). For the three months ended September 30, 1999, other income was $174,000 as compared to $69,000 for the three months ended September 30, 1998.

      Federal income taxes. For the three months ended September 30, 1999, our income tax provision was $7.0 million, as compared to $5.7 million for the same period in 1998. This tax provision reflects income tax expense at the statutory income tax rate.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

      Net sales. Our net sales were $442.8 million for the nine months ended September 30, 1999, as compared to $380.5 million for the nine months ended September 30, 1998, an increase of $62.3 million, or 16%. Total net tons shipped increased 335,000 tons, or 33%, for the nine months ended September 30, 1999, as compared to the same period of 1998. This increase was primarily attributable to increased volumes, as markets recovered after the import crisis. This increase in shipments was the direct result of our cold mill running at near capacity during most of the first half of 1999. Our cold mill production increased 86% and cold mill shipments increased 63% for the first half of 1999 as compared to same period in 1998, while our hot mill production increased 47% with an increase in shipments of 12%. We are continuing to use a substantial portion of our hot band production as feed stock for the cold mill (48% during 1998 and 51% during the first six months of 1999), producing higher value-added cold-rolled and coated products.

      Our average price per ton decreased 13% for the first nine months of 1999, as compared to the first nine months of 1998. Our average price per ton increased approximately $12, or 4%, during the second quarter of 1999, as compared to the first quarter of 1999, but decreased during the third quarter of 1999 as compared to the second quarter of 1999. This third quarter average price decrease was the direct result of a lower-margin product mix caused by the August 1999 cold mill motor failures. As a result of these failures, we redirected our sales efforts and sold more hot-band products at lower-margin pricing while the cold mill was being maintenanced.

      Cost of goods sold. Cost of goods sold was $351.6 million for the nine months ended September 30, 1999, as compared to $320.2 million for the nine months ended September 30, 1998, an increase of $31.4 million, or 10%. As a percentage of net sales, cost of goods sold decreased 5% for the nine months ended September 30, 1999, as compared to the same period in 1998. This decrease was primarily attributable to lower scrap costs during 1999. Our net yielded scrap cost was $112 per net ton for the nine months ended September 30, 1999, as compared to $148 per net ton for the nine months ended September 30, 1998, a decrease of $36 per net ton, or 24%. As Iron Dynamics begins supplying us with liquid pig iron as a scrap substitute, we anticipate additional cost savings.

      Selling, general and administrative expense. Selling, general and administrative expenses were $29.8 million for the nine months ended September 30, 1999, as compared to $13.1 million for the nine months ended September 30, 1998, an increase of $16.7 million. A portion of this increase is the result of start-up costs of $13.6 million for the first nine months of 1999, compared to $3.5 million for the same period in 1998, an increase of $10.1 million dollars. These start-up costs are associated with Iron Dynamics and the new structural mill project during 1999. Iron Dynamics suffered a breakout in its submerged arc furnace during the second quarter of 1999, resulting in additional start-up costs related to the repairing of the facility. During the third quarter of 1999, Iron Dynamics and its equipment supplier identified a design flaw in its submerged arc furnace. We believe the re-engineering of the furnace will be completed midyear 2000. In the interim we anticipate operating at a curtailed level.

      Interest expense. Interest expense was $17.3 million for the nine months ended September 30, 1999, as compared to $12.9 million for the nine months ended September 30, 1998, an increase of $4.4 million, or 34%. This increase is the direct result of increased borrowings utilized in the financing of our expansion projects, in conjunction with a decrease in related interest capitalization.

      Other income (expense). For the nine months ended September 30, 1999, other income was $677,000, as compared to $4.9 million for the nine months ended September 30, 1998, a decrease of $4.2 million. This decrease represented 1998 non-recurring fees received by us in connection with Nakornthai Strip Mill Public Co. Limited (NSM). We terminated our agreements with NSM in December 1998.

      For the nine months ended September 30, 1999, other expense was $2.1 million, of which $1.8 million represented our entire cost-basis investment in Qualitech Steel Corporation (Qualitech). Qualitech filed a petition for relief under Chapter 11 of the Bankruptcy Code on March 22, 1999. It is our belief that our investment in Qualitech was permanently and fully impaired at June 30, 1999.

      Federal income taxes. For the nine months ended September 30, 1999, our income tax provision was $17.1 million, as compared to $15.5 million for the same period in 1998. This tax provision reflects income tax expense at the statutory income tax rate.

Liquidity and Capital ResourcesLiquidity and Capital Resources

      Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain compliant with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity, long-term borrowings, state and local grants and capital cost reimbursements.

      For the nine months ended September 30, 1999, cash provided by operating activities was $65.5 million, as compared to cash used in operating activities of $28.4 million for the nine months ended September 30, 1998, an increase of $93.9 million. This increase was attributable to a 69% reduction in inventories caused by elevated raw material levels during 1998. Cash used in investing activities was $96.0 million, of which $99.3 million represented capital investments, for the nine months ended September 30, 1999, as compared to $152.4 million, of which $151.0 million represented capital investments, for the nine months ended September 30, 1998. Approximately 66% of our capital investment costs incurred during the first nine months of 1999 were utilized in the preliminary construction of the structural mill. Approximately 22% was utilized in the completion of various projects within our flat-roll facilities, including an iron carbide receiving system, batch anneal furnaces and an additional rolling stand. Cash provided by financing activities was $32.3 million for the nine months ended September 30, 1999, as compared to $176.2 million for the nine months ended September 30, 1998. This decrease in funds provided was the direct result of our utilization of increased cash from operations in relation to our additional borrowings.

      During the first half of 1999, we received approval from our bank group to loan an additional $25.0 million to IDI for costs related to both the facility's completion and repairs and improvements resulting from the submerged arc furnace breakout which occurred in May 1999. As of September 30, 1999, we had distributed $21.2 million of these approved funds to IDI.

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

Impact of Year 2000

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

      Our original hot mill was completed less than five years ago; therefore, all of our equipment and computer systems were acquired recently, and as such, required minimal, if any, modification to become Year 2000 compliant. We have incurred total costs of less than $250,000 as of the date of this filing to address our Year 2000 issues. This amount does not include any costs that we may incur as a result of the failure any of our suppliers or customers, or any other party with whom we do business, to become Year 2000 compliant.

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

      However, based on our assessment efforts as of the date of this filing, we believe that the reasonably worst case scenario resulting from one or more supply-side failures, internal imbedded operational failures, or sell-side failures, will not have a material adverse impact on our financial condition or results of operations. We maintain adequate on-site quantities of raw materials, parts and supplies, in amounts sufficient to buffer any anticipated vendor interruptions. Our manufacturing facilities are capable of being operated manually should an unanticipated breakdown occur as a result of an imbedded failure. Our order entry lead times are also sufficient to analyze and repair any problem that may arise before they would manifest themselves as loss of or delay in sales.


                                           Year 2000 Project Plan
-----------------------------------------------------------------------------------------------------------
Resolution Phases          Assessment             Remediation        Testing           Implementation
-----------------------------------------------------------------------------------------------------------
Business systems and       100% complete          100% complete      100% complete     100% complete
process control systems

-----------------------------------------------------------------------------------------------------------
Operating Equipment        100% complete          100% complete      100% complete     100% complete
with Embedded Chips
or Software

-----------------------------------------------------------------------------------------------------------
Third Party                100% for system        100% for system    100% complete     100% complete
                           interface; 100% for    interface
                           all other exposures
-----------------------------------------------------------------------------------------------------------



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of business the Company's market risk is limited to changes in interest rates. The Company utilizes long-term debt as a primary source of capital. A portion of the debt has an interest component that resets on a periodic basis to reflect current market conditions. The Company manages exposure to fluctuations in interest rates through the use of interest rate swaps. The Company agrees to exchange, at specific intervals, the difference between fixed rate and floating-rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of operations as a component of interest expense. At September 30, 1999, no material changes had occurred related to the Company's interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 1998.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We have been sued in a total of seven separate but related lawsuits (one of which is a duplicative filing), in either state or federal courts in California, New York, New Jersey, Minnesota, and Connecticut, by various institutional investors which purchased certain high risk notes or "junk bonds" issued in March 1998 by two affiliates of Nakornthai Strip Mill Public Company, Limited, or "NSM," a Thailand owner and operator of a steel mini-mill project that is currently shut down and in the process of attempting to restructure its debt, as part of a U.S. $452 million financing underwritten and sold to these and other institutional investors in a non-registered "Rule 144A" offering by NatWest Capital Markets Limited, McDonald & Company Securities, Inc., PaineWebber Incorporated and ECT Securities Corp. Although we were neither an issuer, nor a guarantor of the notes, nor were we the underwriters or sellers of these notes, and while our only relationship to the NSM mini-mill project was to have been as a technical and operational advisor and consultant from and after the close of the financing, we have nonetheless been named as defendants on the basis of a combination of various state or federal statutory and common law claims that posit that the plaintiffs were misled into purchasing and overpaying for the securities by reason of numerous misrepresentations or omissions in the offering documents, or as a result of statements made at one or more of the "road shows" in connection with the offering. According to the plaintiffs' allegations, they assert, in general, that various misrepresentations or omissions in the written offering materials (none of which were authored by us) or in statements alleged to have been made at or in connection with one or more of the road show presentations, implied either that we were endorsing the entire project's operational and financial soundness, as well as the accuracy and completeness of all of the offering materials, or that our involvement in the project as advisors and consultants imposed a duty on our part to have conducted extensive, pre-offering "due diligence," including a duty to warn investors.

We neither acted as nor were noted in NSM's Offering Memorandum, or elsewhere, as an expert rendering any kind of report on or evaluation of the pre-offering technical or operational status of the Thai mini-mill project.

An aggregate of approximately U.S. $203 million of rescissionary and related damage claims have been asserted in these seven lawsuits. It is our opinion that the sudden bunching of these lawsuits reflects various anticipated statute of limitations concerns by these note purchasers that were associated with mid-October 1999.

We do not believe that we have any liability to these plaintiffs or to any other note purchaser in connection with the NSM transaction and will vigorously defend ourselves in these lawsuits. We believe that the plaintiffs in these lawsuits have mischaracterized our entire role and relationship to the NSM project and that there is nothing in any of NSM's or the underwriters' offering materials, nor anything stated or implied by our president, Keith E. Busse, at any road show, that supports the plaintiffs' complaint allegations. We continue to be perplexed and dismayed that we have been named as defendants in these lawsuits and that certain of our post-offering advisory reports to NSM's management and board of various start-up, operational and management problems that we observed at the mill after the offering and once our people began to perform their services, have been mischaracterized as "admissions" that the underlying source of these problems were fundamental to the offering and constituted fraud that we should have not only discovered but warned investors about prior to the offering. We do not believe that the law or the facts will support these conclusions.

Our sole and only relationship with NSM was pursuant to a written Management Advisory and Technical Assistance Agreement and a written Reciprocal License and Technology Sharing Agreement, both dated March 12, 1998, which were entered into concurrently with the closing of the offering and which make manifest that we undertook no "due diligence" role vis-a-vis NSM, the underwriters or the investors. We believe that the various plaintiffs attempt to characterize us as an endorser of all aspects of the project, or as a virtual guarantor to these plaintiffs, is misplaced.

The seven pending lawsuits include Farallon Capital Partners, LP, et al v. Gleacher & Co., Inc., et al filed in the Superior Court of the State of California for the County of Los Angeles - Central District in August 1999 as Case No. BC 215260 (involving a $33 million claim); Merrill Lynch Global Allocation Fund, Inc., et al v. Natwest Finance, Inc., et al filed in the Superior Court of New Jersey, Law Division - Middlesex County, as Case No. MID-L-8457-99 in September 1999 (involving an $85 million claim), which also names a number of individuals as defendants, including our president, Keith E. Busse; a duplicative lawsuit covering approximately half of the claims in the Merrill Lynch New Jersey lawsuit, filed in the Superior Court for the Judicial District of Fairfield at Bridgeport, Connecticut, also in September 1999, under the caption Turnberry Capital Partners, LP, et al v. Natwest Finance, Inc. et al, which we anticipate will either be dismissed in its entirety or, if it proceeds, would transfer $42 million of the Merrill Lynch claims to Turnberry and would reduce the claim in the Merrill Lynch New Jersey litigation to $43 million; Zuri-Invest AG v. Nat West Finance, Inc., et al, filed in the United States District Court for the District of Minnesota, Fourth Division, as Civil File No. 99-CV-1452 DWF/AJB in September 1999 (involving an approximate $2 million claim); IDS Bond Fund, Inc., et al v. Gleacher Natwest, Inc., et al, also filed in the United States District Court for the District of Minnesota, Fourth Division, as Civil File No. 99-116 MJD/JGL (involving a $62 million claim); Gabriel Capital, LP, et al v. Natwest Finance, Inc., et al, filed in the United States District Court for the Southern District of New York in October 1999 as Cause No. 99-CV-10488 (SAS) (involving an approximate $15 million claim); and Legg Mason Income Trust, Inc., et al v. Gleacher & Co., Inc., et al, filed in October 1999 in the Superior Court of the State of California for the County of Los Angeles - Central District as Case No. BC 218294 (a $5 million claim).

We have thus far filed a motion to dismiss in the IDS Bond Fund, Inc. Minnesota federal court litigation, which has been fully briefed and argued and is awaiting the Court's ruling, and we have filed a demurrer, the functional equivalent of a motion to dismiss, in the Farallon Capital Partners, LP California state court litigation, which has not yet been fully briefed or argued. We contemplate filing similar motions in the other pending lawsuits. We believe that these motions have merit, but, if the courts in one or more of these cases overrule our preliminary motions, we believe that the facts as developed will subsequently enable us to file additional substantial and dispositive pretrial motions in most if not all of these cases and will in any event vindicate our position.

There is also a peripheral lawsuit pending in the Court of Common Pleas of Cuyahoga County (Cleveland) Ohio, as Case No. 385421, in which John W. Schultes, the former president and chief executive officer of NSM, has sued both McDonald and us for damages "in excess of $25,000," alleging that we bear contractual responsibility for causing his termination of employment and that we slandered his reputation. We have filed a motion to dismiss on jurisdictional grounds, which has been briefed but not yet argued.


ITEM 5.  OTHER INFORMATION

In August 1999, we amended Section 3.2 of our Bylaws to increase the number of directors to 10. The Board of Directors also appointed Dr. Jurgen Kolb, a managing director of Salzgitter AG, a steel manufacturer, and a former member of our Board of Directors, to fill the vacancy until the next annual meeting of the stockholders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits -

                  *27.1    Financial Data Schedule

         (B) Reports on Form 8-K for the quarter ended September 30, 1999:
             None

             ---------------------------
*Filed herewith

Items 2 - 4 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 1999

                                 STEEL DYNAMICS,INC.


                          By:  /s/  TRACY L. SHELLABARGER
                              ---------------------------------------------
                                         Tracy L. Shellabarger
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)