Form 10-K405
period 1999-12-31
STEEL DYNAMICS INC
filed 2000-03-29
CIK 1022671

                                UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-21719

                              STEEL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

                       INDIANA                                                     35-1929476
(State or other jurisdiction of incorporation or organization)         (IRS employer identification No.)

7030 POINTE INVERNESS WAY, SUITE 310, FORT WAYNE, IN                                 46804
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                               Yes [x]  No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock of $13.38 on March 24, 2000 as reported on the Nasdaq National Market, was approximately, $410,152,380.

As of March 24, 2000, Registrant had outstanding 48,018,683 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Item 10, Item 11 and Item 12 of Part III will be set forth in, and incorporated by reference from, the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2000, (the "1999 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.

                              STEEL DYNAMICS, INC.

                                TABLE OF CONTENTS

Part 1
                                                                                               Page
                                                                                               ----
            Item 1.  Business.................................................................  1
            Item 2.  Properties............................................................... 32
            Item 3.  Legal Proceedings........................................................ 33
            Item 4.  Submission of Matters to a Vote of Security Holders...................... 34



Part II

            Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.... 34
            Item 6.  Selected Financial Data.................................................. 36
            Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                               of Operations.................................................. 38
            Item 7A. Quantitative and Qualitative Disclosures About Market Risk............... 42
            Item 8.  Consolidated Financial Statements........................................ 43
            Item 9.  Changes in and Disagreements with Accountants on Accounting and
                               Financial Disclosures.......................................... 61



Part III

            Item 10. Directors and Executive Officers of the Registrant....................... 61
            Item 11. Executive Compensation................................................... 61
            Item 12. Security Ownership of Certain Beneficial Owners and Management........... 61
            Item 13. Certain Relationships and Related Transactions........................... 61



Part IV

            Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......... 65

                                     PART I

ITEM 1.  BUSINESS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS.

Throughout this report, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in press releases or oral statements made to the market by our officers or representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect historical facts. These expressions, which we generally precede or accompany by such typical conditional words as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project" or "expect," or by the words "may," "will," or "should," are intended to operate as "forward looking statements" of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive statement by creating a "safe harbor" in the event that a particular prediction does not turn out as anticipated.

Accordingly, many of the statements in this Annual Report on Form 10-K regarding our business plans, our construction projects, our product developments, our anticipated financial needs or our financings, especially but not exclusively in the sections entitled "Company Overview" (page 2), "Competitive Strengths" (page
3), "Business Strategy" (page 5), "Existing Projects" (page 6) and "Description of Business" (page 9), including the subsection therein entitled "Risk Factors That May Affect Future Operating Results" (pages 18-24), and in the "Management's Discussion and Analysis of Financial Condition and Results of Operation" section (pages 38-42) are forward looking statements. By their very nature, forward looking statements involve some known and many unknown risks and uncertainties. Therefore, actual results, performance, or achievements may differ materially from those that may have been expressed or implied in such forward looking statements. While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on circumstances that we believe to be reasonable when made, things can happen to cause our actual results and experience to differ materially from those we thought would occur.

The following listing represents some, but not necessarily all of the factors that may cause actual results to differ from those predicted:

  - cyclical changes in market supply and demand for steel; general economic conditions; U.S. or foreign trade policy affecting steel imports or exports; and governmental monetary or fiscal policy in the U.S. and other major international economies;

  - risks and uncertainties involving new technologies, in which the process itself or certain critical elements thereof may not work at all, may not work as well as expected, or may turn out to be uneconomic;

  - cyclical effects of changes in the availability and costs of steel scrap, steel scrap substitute materials and other raw materials or supplies which we use in our production processes, as well as availability and cost of electricity and other utilities;

  - unanticipated and extraordinary operating expenses, unplanned equipment failures and plant outages;

  - actions by our domestic and foreign competitors, loss of business from our major customers and new or existing production capacities that enter or leave the marketplace;

  - labor unrest, work stoppages and/or strikes involving our own workforce, those of our important suppliers or customers, or those affecting the steel industry in general;

  - the effect of the elements upon our production or upon our important suppliers or customers;

  - the impact of changes in environmental laws or in the application of other legal and regulatory requirements, including actions by government agencies on pending or future environmentally related construction or operating permits;

  - pending, anticipated or unanticipated private or governmental claims or litigation, or the impact of any adverse outcome of any such litigation on the adequacy of our reserves, the adequacy or availability of insurance coverage, or on our very business and assets;

  - changes in interest rates or other borrowing costs, or the availability of credit;

  - changes in our business strategies or development plans, and any difficulty or inability to successfully consummate or implement as planned any of our projects, acquisitions, joint ventures or strategic alliances;

  - the impact of governmental approvals, litigation, construction delays, cost overruns or technology risk upon our ability to complete or start-up a project when expected, or to operate it as anticipated;

  - potential failure of our computer systems or those of our major suppliers, customers or service providers to be Year 2000 compliant in all respects.

We also believe that the discussion we have placed under the subsection entitled "Risk Factors That May Affect Future Operating Results" at pages 18 through 24 of this Form 10-K should be read in conjunction with and to better understand the risks and uncertainties underlying any forward looking statements.

Any forward looking statements which we make in this report or in any other report, press releases, or oral statement speak only as of the date of such statement, and we undertake no ongoing obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

(a)     COMPANY OVERVIEW

We are one of the fastest growing and most profitable electric furnace mini-mill steel producers in the United States. Since 1996, our compounded annual growth rates for revenues and EBITDA have been approximately 43% and 60%, respectively. In addition, our 1998 EBIT and EBITDA margins were approximately 14% and 20%, among the best in the industry. In 1998, we had net sales of $514.8 million and EBITDA of $100.8 million. In 1999, we had net sales of $618.8 million and EBITDA of $125.9 million.

We currently operate two facilities and are preparing to build a third. Our primary facility is a technologically advanced flat rolled steel mini-mill on an 840-acre site in Butler, Indiana, which began commercial production in January 1996. Our Butler mill has an annual production capacity of 2.2 million tons, and produces a broad range of high quality flat rolled carbon steel products.

We sell a large variety of hot rolled, cold rolled and coated steel products, including:

   -  mild and medium carbon hot rolled bands;

   -  high strength low alloy hot rolled bands;

   -  high strength low alloy 80,000 minimum yield hot rolled sheet;

   -  hot rolled and cold rolled hot dipped galvanized sheet; and

   -  fully processed cold rolled sheet.

WE SELL OUR PRODUCTS DIRECTLY TO END USERS AND THROUGH STEEL SERVICE CENTERS PRIMARILY IN THE MIDWESTERN UNITED STATES. OUR PRODUCTS ARE USED IN NUMEROUS SECTORS, INCLUDING:

   -  automotive;

   -  appliance;

   -  manufacturing;

   -  consumer durable goods; and

   -  industrial machinery

Our second facility is operated by our subsidiary, Iron Dynamics, Inc. and is contiguous to our Butler mill. It is a 520,000 metric tonne annual capacity plant equipped to produce direct reduced iron. We will then convert this direct reduced iron into approximately 470,000 metric tonnes of liquid pig iron, which we will then combine with scrap to produce high quality steel for use in our Butler mill's meltshop. Construction of this facility began in October 1997. We produced our first direct reduced iron material in November 1998, produced our first tap of liquid pig iron in March 1999 and commenced initial production in August 1999. During preliminary start-up, however, we encountered a number of unanticipated delays, primarily attributable to some equipment failures or design deficiencies, and this has required us to undertake certain redesign work and to effect some equipment replacement or retrofitting. Much of this work has been accomplished, but some of it remains to be done. While this corrective work is being done, however, we are operating the facility at substantially reduced levels. We estimate that the necessary remaining redesign and equipment replacement or retrofitting will continue throughout 2000 and should be completed during the fourth quarter of 2000.

Our third planned facility is a structural and rail mill to be located in Whitley County, Indiana. Our financing is in place, all plans are ready to go, most of the equipment has been ordered and much of it has already arrived, and virtually all preparatory site work has been done. However, we have been unable to formally commence actual plant construction due to the continued pendency of several appeals of the government's approval of our required construction permit by certain groups that are opposed to our structural mill project. We continue to remain optimistic that our opponents' appeal, which has been fully briefed and ready for decision for many months, will not be successful and that the permit will be issued promptly. Our current estimate is that we should be able to complete the structural and rail mill in the first half of 2001. We plan to manufacture structural steel beams, pilings and trusses, as well as roof and floor decking materials for the construction markets and steel rails for the railroad industry.

December 1999, we terminated our advisory and technical assistance relationship with Nakornthai Strip Mill Public Company, Ltd, a Thailand mini-mill steelmaker. While we retained our 10% equity interest in that facility during 1999, it retains minimal value in light of the financial restructuring of that facility's debt that has been recently effected among its banks, bondholders and other creditors. We have also been sued in a number of different actions, together with certain of the investment banks that assisted NSM in its issuance of bonds during March 1998, by certain bondholders who purchased bonds in that offering and who are claiming, based on various legal theories, that we are jointly and severally liable to make good their losses. We have denied liability in each of such cases and are defending ourselves against such claims. See "Legal Proceedings" under "Risk Factors That May Affect Future Operating Results" in this Item 1 and again at Item 3 of this Report.

In September 1999, we acquired a controlling interest in New Millennium Building Systems, LLC, a new Indiana enterprise, which is in the process of building a manufacturing facility in Butler, Indiana for the production of steel joists, girders and trusses, as well as steel roof and floor decking materials for use primarily in the construction of commercial, industrial and institutional buildings. An unrelated company, New Process Steel Holding Co., Inc. also acquired a voting interest. The balance of New Millennium's ownership is non-voting and is in the hands of New Millennium's management. New Millennium estimates a completion and start-up for this new 250,000 square foot facility to be during the first half of 2000.

(b) COMPETITIVE STRENGTHS

We believe that we have certain competitive strengths that help distinguish us from other steelmakers. These include:

HIGHLY SUCCESSFUL EARLY STAGE PERFORMANCE

Our financial and operational results have been among the strongest in the industry over the past 24 months:

   -  in 1999, our revenue increased approximately 20% over 1998;

   - in 1999, we were able to produce steel using only 0.41 man-hours per ton, while in 1998, our man-hours per ton was 0.55, already one of the lowest in the industry;

   -  in 1998, our revenue growth rate increased approximately 23%; and

   - in 1999, our operating profit per ton shipped was $58, and for 1998, our operating profit per ton shipped was $50, one of the best in the industry.

This performance occurred despite the significant stresses in both the domestic and foreign steel industry in 1998 and early 1999 caused by the impact of illegal dumping and the resulting decline in steel prices.

Additionally, our new cold mill ran at its capacity of approximately 1.0 million tons per year for a good part of 1999. It is being fully supported by our second furnace battery, caster, tunnel furnace and coiler, all of which ran at near capacity. We also produced at capacity in our hot mill for most of 1999. Also, during 1999, we had an increase in cold mill and in hot mill production of approximately 43% and 36%, respectively. We are continuing to use a greater portion of hot band production for the cold mill, producing higher value-added cold rolled and coated products.

We believe that our financial and operational performance should continue to improve as a result of what we view as increased demand for domestic steel as well as the cost efficiencies that we anticipate from using scrap substitutes from our Iron Dynamics facility once it is fully operational.

LEADING MINI-MILL MANAGEMENT TEAM

Our senior management team, which consists of Keith E. Busse, Mark D. Millett and Richard P. Teets, Jr., pioneered the development of thin-slab flat rolled technology and directed the construction and successful operation in the late 1980s of the world's first thin-slab flat rolled mini-mill in Crawfordsville, Indiana. After founding Steel Dynamics in 1993, our senior management team designed, built and started-up our Butler mini-mill under budget and in fourteen months, which we believe is the shortest construction period for a facility of this kind. They followed this by just as efficiently and under budget designing, building and successfully starting up a cold finishing facility addition to our Butler plant, which became fully operational in January 1998. This management team brought our Butler mini-mill to a positive cash flow position in April 1996, just four months after start-up, and brought our facility to a positive after tax net income position in July 1996, just seven months after start-up. As a general matter, we believe that our senior management team's extensive experience within the thin-slab flat-rolled compact strip production or "CSP" technology arena enables us to design and build CSP mini-mill plants and to operate them with greater efficiency, at lower costs and yielding higher quality production than our competitors.

We have also recruited, trained and placed into critical divisional and operational management positions an exceptionally talented group of senior and mid-level managers, many of whom have come to us with extensive mini-mill experience. In addition, our four most senior managers are substantial shareholders of our company.

RELIABLE ACCESS TO LOW COST METALLICS

We have two primary raw material needs: steel scrap and steel scrap substitute material. Our principal raw material is steel scrap, which represented approximately 50% of our total cost of goods sold during 1998 and 49% of our total cost of goods sold during 1999. We secure steel scrap and plan to secure our steel scrap substitute material through two primary sources. First, we have a long-term steel scrap purchasing agreement with OmniSource Corporation, one of the largest scrap processors and brokers in the Midwest, which requires OmniSource to obtain scrap for us at the lowest available market prices. Second, as an assumed lower cost substitute for and alternative to scrap, our Iron Dynamics facility adjacent to our Butler mill plans to produce liquid pig iron for direct feed into our electric furnaces. This liquid pig iron has many benefits over traditional scrap, such as low sulfur, residuals and nitrogen levels. In addition, it will allow us to reduce the time we must keep the power on in our meltshop by, on average, more than one-third. This vertical integration of a critical raw material resource, through our Iron Dynamics facility, will enable us to better control a significant portion of our potentially volatile resource costs. In addition, we believe that these dual sources of steel scrap and steel scrap substitutes will enable us to maintain the lowest overall raw material costs relative to our competitors.

STRATEGIC LOCATIONS

Our Butler mill is located within 300 miles of our major steel customers, steel service centers and other end users. This location gives us numerous pricing advantages as a result of freight savings, including inbound scrap and other raw material resources as well as outbound steel products destined for our customers. Of our total net sales during 1999, approximately 69% were to customers within 300 miles of our Butler mill. In addition, seven of the top ten structural steel consuming states are located within a 500-mile radius of our planned Whitley County structural mill. Both of these facilities are located within a seven-state region that accounts for a majority of the total scrap produced in the U.S., which results in scrap cost advantages due to freight savings. All of our production sites have excellent access to highway and rail transportation networks and are also in areas of reasonably priced and available energy supplies. The Butler mini-mill and Iron Dynamics facility have access to the east-west and the north-south rail lines of Norfolk Southern Corporation and the east-west lines of the CSX Transportation railway through our internal railroad infrastructure. The planned Whitley County structural mill will have access to the CSX Transportation and the Norfolk Southern Corporation railways.

A SOLID BASELOAD OF HOT BAND SALES

In order to ensure consistent and efficient hot band plant utilization, we have entered into a multi-year "off-take" sales and distribution agreement with Heidtman Steel Products, Inc. This agreement guarantees us a minimum sale of 30,000 tons of flat-rolled products per month at prevailing market prices. During 1999, Heidtman purchased approximately 402,000 tons of flat-rolled steel products, which amounted to 22% of our total net tons shipped for that period. During 1998, Heidtman's purchases amounted to approximately 333,000 tons of flat-rolled steel products, or 24% of our total net tons shipped for that period. Through our distribution relationship with Heidtman, we have also been able to access the automobile market by having our products sold to automobile manufacturers, such as Daimler Chrysler, Inc.

(c) BUSINESS STRATEGY

The principal components of our business strategy are as follows.

ACHIEVE THE LOWEST CONVERSION COSTS IN THE INDUSTRY

Due to our pioneering and successful mini-mill experience, we have been able to build facilities with lower capital costs that incorporate technological innovation in thin-slab electric furnace steelmaking. We have also developed extensive operational know-how and have implemented an entrepreneurial management style that rewards initiative, teamwork and efficiency. These capabilities have allowed us to continue to focus on low cost, highly efficient operations, thereby helping us achieve what we believe is a lower cost of converting scrap and scrap substitutes into high quality steel than most of our competitors.

FOCUS ON HIGHER MARGIN VALUE-ADDED PRODUCTS

Due in part to our start-up of a seventh stand in our rolling mill in early 1999, we can now produce low and medium-carbon as well as high strength low alloy 80,000 minimum yield steel products with a higher quality and lighter gauge than many other mills. Our steel has consistently better shape characteristics than most other flat-rolled products and competes favorably with certain more expensive cold rolled products. Furthermore, since the completion of our cold mill in 1998, we are increasingly dedicating a substantial portion of our hot rolled products to the production of higher margin, value-added coated products, as well as thinner gauge cold rolled products. During 1998, approximately 681,000 tons, or 48% of our hot band production went into our cold mill, while during 1999, approximately 997,000 tons, or 51% of our hot band production went into our cold mill. We are continuing to focus on dedicating a growing portion of our hot rolled products to the cold rolled mill, thereby enhancing our overall operating margin and further differentiating the quality of our products. We believe that this ongoing shift to more value-added steel production will result in higher overall margins and greater cash flow in the future.

OFFER SUPERIOR PRODUCT QUALITY

We believe that product quality is a key factor in the selection of a flat-rolled product supplier. Our commitment to quality is evidenced by the fact that we were the first flat-rolled mini-mill to achieve ISO 9002 and QS 9000 certifications. These certifications enable us to target a broader range of customers and end users, including larger automotive companies, such as General Motors, and appliance companies, which historically have been almost exclusively serviced by integrated steel producers. During 1998, our percentage of prime grade material to off-quality material, or "seconds," was 95.3%. During 1999 it was 94.2%. We believe that this relatively constant rate represents one of the highest "prime-ton percentages" in the mini-mill sector.

PROVIDE BROAD EMPLOYEE INCENTIVES

100% of our employees participate in incentive plans designed to enhance overall productivity. Our incentive plans utilize bonuses based on criteria specific to an employee's position and area of expertise.

The productivity of our employees is measured by focusing on groups of employees and not individual performance. Three groups of employees participate in the bonus program: production, administrative and clerical. Our department managers and officers are also eligible to participate. Each group of employees has its own bonus program or programs.

Production employees are eligible to participate in two cash bonus programs, the production bonus and the conversion cost bonus programs. The production bonus is based on the quantity of prime product produced in a given week. The conversion cost bonus is determined and paid on a monthly basis based on the costs of converting raw materials into finished product. The program is intended to reward employee efficiency in converting raw materials into finished steel, or, in the case of cold mill employees, converting hot rolled bands into value-added products.

We also have a cash bonus plan for non-production employees, including accountants, engineers, secretaries, accounting clerks and receptionists. Bonuses under this plan are based on our divisional return on assets. We believe that this compensation structure more clearly aligns our employees' interests with ours, unlike many of our competitors. In addition, these bonuses comprise a significant portion of our employees' compensation: more than 40% of an employee's total compensation may be performance based.

PURSUE FUTURE GROWTH OPPORTUNITIES.

We plan to continue to develop our business through greenfield projects, joint ventures, strategic alliances or acquisitions in order to secure long-term future growth and profitability. We also believe that due to our management team's established reputation within the steel industry, we benefit from a broader range of external growth opportunities than many of our competitors. We further believe that ongoing developments in technology as well as current market conditions, provide significant opportunities for internal growth. These opportunities include penetrating new markets, such as markets for roof and deck, structural, special bar quality, stainless and other specialty steels.

(d) 1999 DEVELOPMENTS

EXISTING PROJECTS

SEVENTH FINISHING STAND. In January 1999, we completed the installation and start-up of a seventh finishing stand in our hot rolling mill. This allows us to reduce the rolling loads among the six other finishing stands, while enabling us to produce steel with even better shape and profile performance. It also allows us to roll considerably lighter gauges than was previously possible.

IRON DYNAMICS. During preliminary start-up testing during 1999, we encountered a number of design deficiencies or equipment failures that combined to delay our projected ramp-up to full production by more than a year from what we originally anticipated and resulted in excess capital costs over those originally budgeted of approximately $12.0 million. Many of these problems, such as various material handling issues at the rotary hearth furnace and thus related to the production of direct reduced iron, have already been resolved.

Our submerged arc furnace, however, which is essential in the conversion of the direct reduced iron into liquid pig iron, our intended end product, has required some critical design modifications and equipment replacements or retrofitting primarily involving vessel lining and cooling concerns, in order to attain full functionality. This process has been ongoing for several months, the result of extensive additional research and development activities based upon our actual experience in the field, and we believe that these changes, when implemented, should enable us to achieve the output and the product quality that we originally sought. This redesign and replacement work is expected to continue throughout 2000, culminating in a planned shutdown of the submerged arc furnace during the fourth quarter of 2000 in order to permit us to install and commission the replacement equipment. In the meantime, we are producing direct reduced iron and liquid pig iron in a curtailed mode, approximately 7,600 tons of liquid pig iron in February 2000 and a targeted average of 14,200 tons for March through August. We plan to continue in this mode until completion of the repair and redesign work. Product quality and metallization rates appear to be excellent. We have also ordered two briquetters, and we expect to install and commission these briquetters during the fourth quarter of 2000. The briquetters will enable us to compress the direct reduced iron into a solid, dense briquette, which, contrary to loose direct reduced iron, will not re-oxidize. The solid briquettes can therefore be stored until needed for direct introduction in our electric arc furnaces, or sold on the open market as a commodity to other users of direct reduced iron. The addition of the briquetters will allow Iron Dynamics to bypass the submerged arc furnace without losing valuable production during its planned down time for repairs in the fourth quarter of 2000, as well as during any future down time.

OUR STRUCTURAL AND RAIL MILL

Our planned structural and rail manufacturing mini-mill will be located on a 470-acre site immediately south of U.S. Highway 30 between County Road 700 East and County Road 800 East in Whitley County, Indiana. This mill is expected to have an annual production capacity of between 900,000 and 1,100,000 tons, depending on product mix, for the manufacture of structural steel beams and pilings and certain other steel building components for the construction market, as well as for the manufacture of steel rails for the railroad industry.

We expect to commence construction as soon as our "Prevention of Significant Deterioration" construction permit or ("air permit") becomes final, which will not occur until after disposition of appeals lodged by opponents of the project, including United Association of Plumbers & Steamfitters, Local Union 166 and Citizens Organized Watch, Inc. The Indiana Department of Environmental Management issued our permit on July 7, 1999. Three appeals by opponents were lodged and are now pending before the Indiana Department of Environmental Adjudication in Indianapolis, Indiana, and two additional appeals are pending before the federal Environmental Appeal Board in Washington, D.C.

The issues raised before the Environmental Appeal Board have been heavily briefed by the parties. On December 7, 1999, the Environmental Appeal Board entered an order stating that as of December 20, 1999, the matter will be considered fully briefed and that no further briefing would be allowed except by order of the Board. Accordingly, barring any special circumstances warranting additional filings, we are now awaiting a decision as to whether the Environmental Appeal Board will grant or deny review of United Association of Plumbers & Steamfitters, Local Union 166's and Citizens Organized Watch, Inc.'s request for review. The permit will become effective if the Environmental Appeal Board denies review, although judicial review of that decision is also available. Unfortunately, the Environmental Appeal Board is not constrained by any deadlines and is not required to indicate how or when it will rule and, therefore, while we are hopeful that a favorable decision is imminent, there is no way to accurately predict when any decision will be rendered. However, we believe that the permit was properly issued and that the issuance of the permit will be upheld on appeal.

The Indiana Department of Environmental Adjudication is presently deferring its full consideration of the issues until the Environmental Appeal Board rules. However, on January 19, 2000, the Indiana Department of Environmental Adjudication entered an order granting our motion to dismiss the United Association of Plumbers & Steamfitters, Local Union 166's and Citizens Organized Watch, Inc.'s request for a state stay of the permit's effectiveness. On February 16, 2000, the United Association of Plumbers & Steamfitters, Local Union 166 filed a petition for judicial review of the Department of Environmental Adjudication's order, and on February 18, 2000, the Citizens Organized Watch, Inc. filed a similar petition. These petitions are currently pending before a Marion County, Indiana, court. As with the Environmental Appeal Board action, we cannot accurately predict when the decision will be rendered. However, we believe that the permit was properly issued and that the issuance of the permit will be upheld on appeal.

We anticipate that final disposition of the administrative appeals will occur sometime within the next two to three months, although it could take longer. As soon as the appeal process has been concluded and assuming that our permit has become final, we will immediately commence construction of this mill. Construction is expected to take approximately 13 to 14 months. Accordingly, we still hope to be able to produce our first products in the first half of 2001.

We also anticipate that the structural mill will have a capital cost of approximately $265 million. We plan to produce a broad range of structural products, primarily aimed at the construction market. Contracts for the major pieces of equipment have long since been awarded, including the electric arc furnace and transformers, the ladle furnaces, the three-strand caster, reheat furnace, rolling mill, rolling mill electrical package, charge and ladle cranes, overhead cranes, and the level II computer system. In all, total expended capital costs on the structural mill, as of December 31, 1999, was approximately $132 million.

In addition, once we are able to proceed, we intend to construct a $40-$50 million rail manufacturing addition to our planned structural mill, which will enable us to take advantage of additional available melting capacity in our structural mill meltshop. The rail addition is in the design, preliminary engineering and equipment specification and selection phase. We anticipate that this process will take approximately six months, after which we plan to place equipment orders and begin construction work on this additional facility. This additional facility will not necessitate further permits. Completion of the rail manufacturing addition is not a precondition for the start-up and commencement of operations of our structural mill, and we anticipate a start-up for the rail project shortly following the start-up of the structural mill.

METALSITE, LP

In November 1998, we acquired a minority limited partnership interest in MetalSite, LP, a Delaware limited partnership. At the time, Weirton Steel Corp. owned a controlling interest in the limited partnership and LTV Steel Company, Inc. was another minority interest limited partner. Since that time, other steel companies such as Bethlehem Steel and Ryerson-Tull, and investors such as Internet Capital Group have acquired equity interests in the venture. We also plan to increase our minority ownership interest by exercising a warrant that was issued to us upon formation of MetalSite, LP

MetalSite is a new electronic Web-based marketplace for the on-line purchase of metal products from various sources. Initially, MetalSite dealt primarily with secondary and excess prime steel, both hot and cold rolled. Since then, MetalSite has expanded its scope to include all kinds of steel and other metals. MetalSite has indicated that it will be open to any seller who wishes to become authorized to sell on-line. Buyers will eventually be able to access a multi-company catalog of products. There is also an on-line auction service through which a seller may solicit bids for a particular product, privately review the bids, and then award the sale.

NEW PROJECTS

NEW MILLENNIUM BUILDING SYSTEMS, LLC. In September 1999, we and New Process Steel Holding Co., Inc., a major processor and distributor of coated flat-rolled products, each acquired a 50% voting interest in New Millennium Building Systems, LLC, an Indiana limited liability company that was organized on June 25, 1999. However, pursuant to the Operating Agreement, our vote is determinative on all material matters requiring an affirmative vote, except for certain matters specifically requiring a unanimous vote.

In 1999, New Millennium purchased approximately 74 acres of land from us, located near our flat-rolled mini-mill in Butler, Indiana, and it purchased approximately 22 acres from a third party. New Millennium is in the process of building a 225,000 square foot manufacturing facility and an approximately 16,000 square foot office building on that site. Construction of the facility began in late fall 1999 and as of March 1, 2000, construction was 60% complete. New Millennium has indicated an anticipated completion of the manufacturing facility in late April 2000, completion of the office building in June 2000, and a start-up date for production in June 2000.

New Millennium plans to purchase flat-rolled steel from us and other steel manufacturers and processors, including Heidtman Steel. The New Millennium facility will have direct rail deliveries from our mill as well as from Heidtman Steel. New Millennium will process that steel to manufacture steel joists, girders and trusses, as well as steel roof and floor decking material. These products will be used primarily in the construction of commercial, industrial and institutional buildings, such as factories, warehouses, shopping centers and schools.

We presently anticipate that a significant portion of New Millennium's sales will be out-of-state, with a concentration in the Upper Midwest area of the United States. The Upper Midwest presently enjoys the highest non-residential building spending in the country. New Millennium's main competitors at a national level are expected to be Vulcraft, a division of Nucor; Canam; and, SML, a division of Commercial Metals. New Millennium also has a number of competitors on a regional basis, located in the Upper Midwest, including Canam, Socar and Gooder-Henderson, as well as several local suppliers with facilities located in Pittsburgh, Cleveland, Detroit, Indianapolis, Chicago and Milwaukee. However, New Millennium believes that it will have several advantages over its competitors, including low material costs and low freight costs, as well as excellent product quality.

The project is expected to create 235 new jobs and represents a total capital investment of approximately $22.5 million. We anticipate this project will begin generating substantial cash flow for itself within four years of commencement of its operations. New Millennium has indicated that it plans to use that cash flow to expand and target other centers of high construction activity, to add other complementary metal building components to its product mix, and to provide a return to investors.

(e) INDUSTRY SEGMENTS

Under Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," we operate in two business segments: "Steel Operations" and "Steel Scrap Substitute Operations."

(f) DESCRIPTION OF BUSINESS

INDUSTRY OVERVIEW

The steel industry has historically been and continues to be highly cyclical in nature, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity and levels of steel imports and applicable tariffs. The industry has also been affected by various company-specific factors such as a company's ability or inability to adapt to technological change, plant inefficiency and high labor costs. Steelmaking companies are particularly sensitive to trends in the automotive, oil and gas, gas transmission, construction, commercial equipment, rail transportation, agriculture and durable goods industries. These industries are significant markets for steel products and are themselves highly cyclical. Steel, regardless of product type, is a commodity affected by supply and demand. Steel prices have been and may continue to be volatile and fluctuate in reaction to general and industry specific economic conditions. Under such conditions, a steel company, if it is to survive and prosper, must constantly strive to be and remain a high quality low cost producer.

Domestic steel producers, including us, have historically faced significant competition from foreign producers. From time to time, as occurred during 1998 and is continuing, albeit to a lesser extent today, the domestic steel producers have been adversely affected by what we believe was and continues to be unfairly traded imports. The intensity of this foreign competition is also substantially affected by the relative strength of foreign economies and fluctuation in the value of the United States dollar against foreign currencies, with steel imports tending to increase when the value of the dollar is strong in relation to foreign currencies (some of which were significantly devalued during 1998 and 1999). The situation was exacerbated by reason of a weakening of certain economies during 1998 and 1999, particularly in Eastern Europe, Asia, and in Latin America. Because of the ownership, control or subsidization of some foreign steel producers by their governments, decisions by such producers with respect to their production and sales are often influenced to a greater degree by political and economic policy consideration then by prevailing market conditions.

Imports of flat-rolled products increased significantly during each of the last three years, surging to record levels during 1998, before declining in 1999 as a result of the successful trade cases in which we participated and which are discussed below. Based on AISI reports for 1998 and 1997, imports of flat-rolled products (excluding semi-finished steel) totaled 20 million and 14 million tons, respectively, or approximately 25% of total domestic steel consumption in 1998 and approximately 19% in 1997.

In September 1998, complaints were filed with the U.S. International Trade Commission and the U.S. Department of Commerce by a number of U.S. steel companies, including us, as well as the United Steel Workers of America, seeking determinations that Japan, Brazil and Russia were dumping hot rolled carbon steel in the U.S. market at below fair market prices. In April 1999, the Department of Commerce issued a final determination that imports of hot rolled steel from Japan were dumped at margins ranging from 17% to 65%, and in June, the U.S. International Trade Commission reached a final determination that imports of hot rolled sheet from Japan caused injury to the U.S. steel industry. In July 1999, the Department of Commerce issued suspension agreements and final dumping duty determinations as to imports of hot rolled sheet from Brazil and Russia, and a suspension agreement and final countervailing duty determination as to imports of hot rolled sheet from Brazil. The DOC also announced countervailing duty findings of approximately 7%, and anti-dumping duties of approximately 40%, as to imports from Brazil. The U.S. International Trade Commission made a final affirmative injury determination. The Department of Commerce also announced final dumping duties ranging from 57% to 157% and the suspension agreement against Brazil and Russia will remain in effect for five years.

We expect that the success of these hot rolled cases will curtail imports from these countries from 7 million tons in 1998 to between 500,000 and 1 million tons per year for 1999 and the five following years. However, it is possible that imports of hot rolled sheet from other countries will increase significantly. We and other petitioners in the suits plan to continue to vigorously monitor such imports and plan to take further action if warranted.

On June 2, 1999, we, together with other domestic producers and the United Steel Workers of America, also filed a complaint with the U.S. International Trade Commission and Department of Justice seeking determination that cold rolled steel products from Argentina, Brazil, China, Indonesia, Japan, Slovakia, South Africa, Taiwan, Thailand, Turkey, and Venezuela, were being dumped in the U.S. market at below fair market prices. On July 19, 1999, the U.S. International Trade Commission made unanimous affirmative preliminary determinations of a reasonable indication of injury by reason of such imports. The Department of Commerce announced preliminary dumping determinations, which required the posting of dumping duties in November and December of 1999. In January 2000, the Department of Commerce issued a determination that imports of cold rolled steel from six of the countries were dumped at margins ranging from 17% to 81%. We were ultimately not successful in these cold rolled cases, however, and on March 3, 2000, the U.S. International Trade Commission made negative final injury determinations against these six countries, and we expect final negative determinations in all six cases. Therefore, these negative outcomes are likely to result in a continuation of the depressed cold rolled prices caused by these unfair practices.

The Flat Rolled Market

The flat rolled market represents the largest steel product group, accounting for approximately 62% of the total 1998 U.S. steel shipments of approximately
102.4 million tons. Flat rolled products consist of hot rolled, cold rolled and coated sheet and coil. The following table shows the U.S. flat rolled shipments, in net tons, by hot rolled, cold rolled and coated production, as reported by the AISI, for the last five years.


                                                                              YEAR ENDED DECEMBER 31,

                                                       1994            1995            1996            1997            1998
                                                       ----            ----            ----            ----            ----
                                                                                    (MILLIONS OF TONS)

Hot Rolled (1)                                         24.6            26.8            27.0            29.0            25.3
Cold Rolled (2)                                        14.7            14.1            15.8            15.2            15.8
Coated (3)                                             20.2            19.9            19.7            22.0            22.8
                                                       ----            ----            ----            ----            ----
      Total                                            59.5            60.8            62.5            66.2            63.9
                                                       ====            ====            ====            ====            ====
      % Total Steel Shipments                          62.6%           62.4%           61.9%           62.5%           62.4%

----------------------

(1) Includes pipe/tube, sheet, strip and plate in coils.

(2) Includes blackplate, sheet, strip and electrical.

(3) Includes tin coated, hot dipped, galvanized, electrogalvanized and all other metallic coated.

Hot Rolled Products. All coiled flat rolled steel is initially hot rolled, a process that consists of passing an ingot or a cast slab through a multi-stand rolling mill to reduce its thickness to less than 1/2 inch. Hot rolled steel is minimally processed steel coil that is used in the manufacture of various non-surface critical applications such as automobile suspension arms, frames, wheels, and other unexposed parts in auto and truck bodies, agricultural equipment, construction products, machinery, tubing, pipe, tools, lawn care products and guard rails. The U.S. market for hot rolled steel in 1998 was approximately 25.3 million tons, excluding imports.

Aggregate domestic shipments of hot rolled steel for 1998 and for the two prior years, according to AISI, were approximately 25.3, 29.0 and 27.0 million tons, respectively. For the same period, imports of hot rolled steel increased substantially, from approximately 9.9 million tons in 1996 to 11.1 million tons in 1997, reaching 17.5 million tons in 1998. Largely as a result of the trade cases brought by us and certain other producers of flat rolled steel against illegally dumped hot rolled steel from Japan, Russia, and Brazil, imports from these three countries decreased from their 1998 levels.

Cold Rolled Products. Cold rolled steel is hot rolled steel that has been further processed through a pickler and then successively passed through a rolling mill without reheating until the desired gauge, or thickness, and other physical properties have been achieved. Cold rolling reduces gauge and hardens the steel and, when further processed through an annealing furnace and a temper mill, improves uniformity, ductility and formability. Cold rolling can also impart various surface finishes and textures. Cold rolled steel is used in applications that demand higher quality or finish, such as exposed automobile and appliance panels. As a result, cold rolled prices are typically higher than hot rolled. The U.S. market for cold rolled steel in 1998 was approximately 15.8 million tons, excluding imports.

Aggregate domestic shipments of cold rolled steel for 1998 and for the two prior years, according to AISI, were approximately 15.8, 15.2 and 15.8 million tons, respectively. For the same period, imports of cold rolled steel increased substantially, from approximately 3.4 million tons in 1996 to 4.2 million tons in 1997, reaching 4.6 million tons in 1998.

Coated Products. Coated steel substrate can be either hot rolled or cold rolled steel that has been coated with zinc to render it corrosion-resistant and to improve its paintability. Hot-dipped galvanized, galvannealed, electrogalvanized and aluminized products are types of coated steels. These are also the highest value-added sheet products because they require the greatest degree of processing and tend to have the strictest quality requirements. Coated steel is used in high volume applications such as automotive, household appliances, roofing and siding, heating and air conditioning equipment, air ducts, switch boxes, chimney flues, awnings, garbage cans and food containers. The use of coated steels in the U.S. has increased dramatically over the last 40 years. The U.S. market for coated steels in 1998 was approximately 22.8 million tons, excluding imports.

Aggregate domestic shipments of coated steel for 1998 and for the two prior years, according to AISI, were approximately 22.8, 22.0 and 19.7 million tons, respectively. For the same period, imports of coated steel increased from approximately 2.3 million tons in 1996 to 2.5 million tons in 1997, reaching 2.6 million tons in 1998.

The Structural and Rail Market

Structural Products. The U.S. market for the structural shapes and products that we intend to produce in our planned Whitley County structural mill amounted to approximately 5.6 million tons, excluding imports, for 1998.

Rail Products. The marketplace for steel rails in the U.S. and Canada is relatively small and specialized, with only approximately six railroad purchasers: Burlington Northern/Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation and Canadian National Railway. These purchasers control an aggregate of approximately 150,000 miles of track in North America. The annual tonnage of rails sold in the U.S. and Canada averaged approximately 1.0 million tons for the past three years. It is further estimated that approximately 45% of that tonnage was for "premium" rail.

OUR PRODUCTION PROCESSES

There are generally two kinds of primary steel producers, "integrated mills" and "mini-mills."

Steel manufacturing by an "integrated" producer involves a series of distinct but related processes, often separated in time and in plant geography. The process involves ironmaking, followed by steelmaking, followed by billet or slab making, followed by reheating and further rolling into steel plate or bar, or flat-rolling into sheet steel or coil. These processes may be followed by various finishing processes, including cold rolling, or various coating processes, including galvanizing. With integrated producer steelmaking, coal is converted to coke in a coke oven, then combined in a blast furnace with iron ore/pellets and limestone to produce pig iron, which is then combined with scrap in a "basic oxygen" or other furnace to produce raw or liquid steel. Once produced, the liquid steel is metallurgically refined and then either poured as ingots for later reheating and processing or transported to a continuous caster for casting into a billet or slab. It is then reheated and hot rolled into its final form. Typically, though not always, and whether by design or as a result of downsizing or re-configuration, many of these processes take place in separate facilities.

In contrast, a mini-mill uses an electric arc furnace to directly melt scrap or scrap substitutes, thus entirely eliminating the energy-intensive blast furnace. A mini-mill unifies the melting, casting, and in many cases, the hot rolling, into a continuous process.

As a group, mini-mills are generally characterized by lower costs of production and higher productivity than integrated mills. This is due, in part, to lower capital costs and to lower operating costs resulting from their streamlined melting process and smaller, more efficient plant layouts. Moreover, mini-mills have tended to employ a management culture, such as ours, that emphasizes flexible, incentive-oriented non-union labor practices and have tended to be more willing to adapt to newer, more innovative and aggressive management styles, featuring decentralized decision-making. The smaller plant size of a mini-mill also permits greater flexibility in the choice of location for locating the mill in order to optimize access to scrap supply, energy costs, infrastructure and markets, as is the case with our Butler mill, our Iron Dynamics facility and our planned Whitley County structural and rail mill, our Iron Dynamics facility and our planned Whitley County structural and rail mill. Furthermore, a mini-mill's more efficient plant size and layout, which incorporates the melt shop, metallurgical station, casting, and rolling in a unified continuous flow under the same roof, have reduced or eliminated costly re-handling and re-heating of partially finished product. They have also adapted quickly to the use of new and cost effective equipment, thereby translating technological advances in the industry into efficient production.

THE HOT MILL

Our Butler mill's melting process begins with the charging of a furnace vessel with scrap steel, carbon and lime, or with a combination of scrap and a scrap substitute or alternative iron product. The vessel's top is swung into place, the electrodes lowered into the furnace through holes in the roof, and electricity is then applied to melt the scrap. To the extent any liquid pig iron or other scrap substitutes are used, such material is typically injected directly into the melt mix. The liquid steel is then checked for chemistry and the necessary metallurgical adjustments are made, typically while the steel is still in the melting furnace but, as is the case in our Butler mill, which has a separate metallurgical adjustment area, the material is transported in a ladle by overhead crane to an area commonly known as the ladle metallurgy station. There, the steel is kept in a molten state, while metallurgical testing, refining, alloying and desulfurizing takes place. The liquid steel is then transported to the casting deck, where it is emptied into a reservoir, which controls the flow of the liquid steel into the water-cooled copper-lined mold from which it exits as an externally solid billet or slab.

In an integrated mill, where the slab is cast, the billet is then cut to length and either shipped as billets or stored until needed for further rolling or processing, or it may be sent directly into the rolling process, after which it may then be cut to length, straightened, or stacked and bundled. In the case of mini-mill thin-slab casting, however, and, in particular, in our Butler mill, the less than 2 inch thick ribbon or slab proceeds directly into a tunnel furnace, which maintains and equalizes the slab's temperature and then, after descaling, the slab is transported into the first stand of the rolling mill operation. In this rolling process, the steel is progressively reduced in thickness. The sheet steel is then wound into coils and measured for thickness and flatness. For part of our "hot band" production, the steel coils or hot bands are sold either directly to end users or to intermediate steel processors or service centers, where they may be pickled, cold rolled, annealed, tempered, or galvanized. For the rest of our hot band output, however, the hot band coils are directed through our cold mill where we add value to this product through our own pickling, cold rolling, annealing, tempering, or galvanizing processes.

THE COLD MILL

Typically, products produced in our cold mill are those that require gauges, properties or surfaces that cannot be achieved in our Butler hot mill mini-mill. Cold rolled sheet produced in our Butler mini-mill is hot rolled sheet that has been further processed through a continuous pickle line and then successively passed through a rolling mill without reheating until the desired gauge and other physical properties have been achieved. Cold rolling reduces gauge and hardens the steel and, when further processed through an annealing furnace and temper mill, improves uniformity, ductility and formability. Cold rolling can also add a variety of finishes and textures to the surface of the steel.

Our cold mill consists of a continuous pickle line, a two-stand reversing mill, thirty-two batch anneal bases, a single-stand temper mill, a cold rolled galvanizing line and a hot rolled galvanizing line. The continuous pickle line begins at the existing hot strip mill building and delivers pickled product to a coil storage facility centrally located in the cold rolling and processing facility. Configuring the facility in this manner eliminates the need for equipment to transfer coils to the cold rolling facility. At the entry end of the continuous pickle line, we have two reels to unwind coils and a welder to join the coils together. We unwind the coils on alternate reels and attach them end to end by the welder, creating a continuous strip through the pickle tanks. The center section of the 700-foot pickle line consists of a scale breaker/tension leveler, the pickling tanks where the strip moves through a bath of hydrochloric acid that thoroughly cleans the strip in preparation for galvanizing and rolling operations, and the rinse tanks. At the delivery end of the line there is a reel for recoiling the pickled product. After recoiling, each coil is stored in the central coil storage facility.

From the central coil storage area, we move our coils in either of two directions. We immediately galvanize some coils on the hot rolled galvanizing line. The ability of the hot rolling mill to produce steel strip that is extremely thin allows for immediate galvanizing without the need for further rolling in the cold rolling mill. The hot rolled galvanizing line is designed to efficiently handle this type of material. We also process hot rolled coils that are not intended for immediate galvanizing on the cold rolling mill.

We move cold rolled product that requires galvanizing to the cold rolled galvanizing line, where it is annealed and coated. We heat the cold rolled coil in an annealing furnace and we dip the coil while still hot into a pot of molten zinc. As the coil leaves the pot, various coating controls ensure that the product matches the customer's requirements. We transport cold rolled product that does not require galvanizing directly to the batch annealing furnaces. The batch annealing furnaces heat and then cool the coils in a controlled manner to reduce the hardness of the steel that is created in the cold rolling process. We then temper-roll this product from the annealing furnaces. The temper mill introduces additional hardness into the product and further ensures the overall flatness and surface quality of the product.

We deliver product from both galvanizing lines and the temper mill directly from these processes to a common coil storage area, where it is then shipped by either truck or rail.

As in our hot mill, we have linked all facilities in the cold mill by means of business and process computers. We expanded our business systems to comprehend order entry of the additional cold mill products, and we accomplish all of our line scheduling in the business computer systems through schedules transmitted to the appropriate process related computers. We collect operating and quality data for analysis and quality control purposes, and for reporting product data to customers.

THE IRON DYNAMICS FACILITY

Our Iron Dynamics process, which utilizes state-of-the-art technology and some processes which we are developing ourselves, is composed of five process areas:

   -  raw material receiving;

   -  coal pulverizing;

   -  ore preparation and pelletizing;

   -  rotary hearth drying and reduction; and

   -  submerged arc furnace smelting.

We receive our iron ore concentrate from Eastern Canada. We feed the iron ore into a silo and then convey it to an ore dryer where we reduce its moisture content. We then beneficiate the ore, a process involving the reduction of the percentage of silica in the ore using magnetic separators and screens. We then feed the beneficiated ore into a roll press, where it is ground, after which we feed it into a storage bin and prepare it for mixing with coal from the Pinnacle Mine in West Virginia. We then feed the coal into a silo and convey it to the pulverizer. We mix the ground ore, coal and fluxstone with additional binders and water and feed the mixture into one of two disk pelletizers. We produce pellets with an average diameter of 11 mm and feed them into the pellet dryer.

We dry the wet pellets and then preheat to 150(degrees)C in a circular grate dryer. A vibrating conveyor charging system receives the dried pellets and layers them onto the rotary hearth furnace. The rotary hearth furnace then processes the dried pellets and discharges the hot direct reduced iron into one of three transport bottles on a rotating turntable. An additive facility introduces flux, coke, silica or other materials to the transport bottles to control slag chemistry in the submerged arc furnace.

We then transport the bottles from the rotary hearth furnace to the submerged arc furnace by means of a laser guided crane. The bottles discharge the hot direct reduced iron into the bins above the submerged arc furnace, at which time the feed mix falls into the slag layer by gravity and smelting takes place. We tap the molten iron into iron ladles and desulfurize it prior to transporting it to our Butler mill's meltshop, where we pour the liquid pig iron into our electric arc melting furnaces.

We anticipate that our liquid pig iron will have a chemistry of approximately 96% average metallic iron, in comparison with approximately 94%-95% iron content for standard pig iron and approximately 91% average iron content for direct reduced iron material. We also intend that our liquid pig iron will not contain any appreciable sulfur or gangue, in comparison with approximately 6%-7% gangue for direct reduced iron material.

Additionally, our planned use of liquid pig iron should enable us to lower electrical consumption in our steel manufacturing process, due primarily to the delivery of the already molten liquid pig iron to our electric arc furnaces, with an associated reduction in electrode consumption and increased unit productivity. We estimate these electricity consumption savings at approximately 15% to 20%, assuming a 25% pig iron input. Further, we expect that our liquid pig iron will not contain any iron oxide, which takes energy to reduce, in contrast to direct reduced iron which contains between 6% and 20% iron oxide. Other advantages which we believe are inherent in our Iron Dynamics process include the ability to use high or low silica fines, which are the cheapest iron ore units available, the lack of any necessity to have the fines sized or graded, in contrast to certain other alternative processes, and the use of coal as the reductant, which is an abundant raw material not affected by global shortages of gas (a primary input in certain other alternative iron processes). In addition, our Iron Dynamics process may allow for the cost effective use of steel mill by-products as raw material inputs, such as electric arc furnace dust and mill scale. In fact, we may also be able to procure steel mill by-products from other area mini-mills. Mill scale itself is a potentially excellent source of iron, with a 70% to 75% iron content, which is higher than most ores.

In connection with the development of our Iron Dynamics process, we have applied for and have been granted some U.S. and international patents and are awaiting action on others. The construction of our first Iron Dynamics facility in Butler, Indiana, has not, however, been without its hurdles and pitfalls. We have been delayed by approximately a year from our original timetable and have incurred some $12.0 million in extra capital costs that we did not anticipate, primarily because of some equipment failures that have required down time, redesign and replacement of various parts of our system. In several instances, we believe that the cause of the problem lies with our vendor and supplier, and we have aggressively pursued, and believe that we will be successful in recovering, a substantial portion of our direct costs in effecting the corrections. In others, however, we recognize that we are learning as we go and are developing a better process, with an advanced "learning curve," which will enable us to build subsequent systems more cheaply and efficiently. On the whole, we remain optimistic that we are pioneering some refinements in ironmaking technology that will meet or exceed our original expectations.

THE PLANNED STRUCTURAL AND RAIL MILL

The planned Whitley County structural mill will be a mini-mill. As such, we will melt scrap and scrap substitutes in much the same way as in our Butler mill. After the heat from the electric arc furnace has been tapped, we will transport the molten metal to a separate ladle metallurgy furnace where, as in the Butler mill, we will adjust the mix for temperature and chemistry. However, we will then take the liquid steel to the continuous casting machine, where we will convert it into various semi-finished cast shapes rather than into a single ribbon or slab as in our Butler mill. After exiting the mold, the multiple strands will continue through a series of sprays and roller supports to precisely cool and contain the cast product. Straightener rolls will then unbend the curved strands onto a horizontal pass-line, where they will be cut to length by automatic torches. The cast pieces will then be weighed and will be able to travel directly to the rolling mill via the reheat furnace or into the storage area for rolling at a later time. Once the pieces are sent to the rolling mill, they will be transferred on a roller table through a box to remove scale. The product will then pass through a breakdown stand for up to seven passes, depending upon the product, before being transferred to the tandem mill. Downstream of the tandem mill, a hot saw will cut the product to a maximum 24 inch length before entering the cooling bed. From there, the product will be straightened on a roller straightener, cut to length, and then piled and bundled.

For production of standard and premium rail products, the planned Whitley County structural mill will require additional finishing and handling equipment. Currently, the mill is designed to be capable of rolling widely consumed rail sections. However, to produce premium rail, we will be required to acquire head hardening equipment for our mill.

TECHNOLOGY AND EQUIPMENT

THE BUTLER MILL

Our flat-rolled steel mini-mill manufactures hot rolled, cold rolled and coated steel products. We commenced construction of our 1.4 million ton capacity steel mini-mill in October 1994. The mini-mill was commissioned in December 1995 and on January 2, 1996, our mill began production of commercial quality steel. The construction costs of this mini-mill were $280.0 million, which we believe to have been approximately $75.0 million, or 20%, less than the cost of comparable facilities.

At the end of 1997, we completed construction of a 550,000 square foot cold finishing facility contiguous to our Butler hot mill, with a 1.0 million ton annual capacity. We began design work and equipment specification for this project in November 1995 and began actual foundation work in August 1996. We completed work on this $180.0 million facility in 14 months.

In July 1998, we completed construction, installation and start-up of a second twin-shell melting furnace battery, thin-slab caster, tunnel furnace, and coiler, with necessary modifications to our meltshop buildings. This project, which we previously referred to as our "caster project," was completed in 11 months at a cost of $99.4 million, expanding our annual melting capacity of hot rolled steel from 1.4 million tons to approximately 2.2 million tons. This additional production capacity of hot rolled steel allows us to take full advantage of the 1.0 million ton rolling and finishing capacity of our cold mill.

In January 1999, we completed the installation and start-up of a seventh finishing stand in our hot rolling mill. This allows us to reduce the rolling loads among the other six finishing stands and enables us to produce steel with better shape and profile performance. It also allows us to roll considerably lighter gauges than was previously possible.

(a)     THE HOT MILL

The principal steelmaking equipment in our thin-slab flat-rolling plant consists of two twin-shell electric arc melting furnaces, three ladle metallurgy stations, turrets, and thin-slab casters, two tunnel furnaces, and our rolling mill.

- Electric Arc Furnaces. Both of our furnace batteries are twin-shell 165-ton capacity tap weight, i.e. 195-ton gross weight with a 30-ton "hot heel", furnaces. Each battery consists of two melting hearths working off of a single power source. The furnaces are high reactance AC-powered units, which save approximately 30% in energy costs over a DC-type unit and are designed to use smaller and less expensive electrodes. Furthermore, electrode consumption by our furnaces, a substantial operating cost, is designed to be less than a DC-powered unit. Our two furnace batteries have a combined annual production capacity of 2.4 million tons.

Our twin-shell furnace design results in virtually continuous melting and reduces tap-to-tap time, i.e. the length of time between successive melting cycles or "heats", thus yielding more heats and greater productivity per shift. While melting is being done on one side, the other vessel can be tapped and then refilled and readied for the next melt. For a small incremental capital cost of the second shell or melting vessel, there is an approximate 20% increase in overall productivity. Preheating of the scrap occurs in the idle vessel with both oxygen and natural gas, at a fairly low cost, and melting is further aided and electrical consumption reduced by a 30-ton "hot heel" of melted scrap which remains in the idle vessel after tapping. We expect to realize a further reduction in electrical consumption, electrode use and tap-to-tap time with the introduction of our Iron Dynamics liquid pig iron directly into the melt mix, because this additional molten material will further accelerate the scrap melting process. An additional feature of our twin-shell design is that if there is a maintenance problem requiring work on one vessel, melting can proceed in the other vessel without interruption.

- Ladle Metallurgy Station. We have three (3) separate ladle metallurgy stations consisting of three (3) Fuchs furnaces and two (2) desulfurization stations. A separate ladle metallurgy station located away from our arc furnaces, allows metallurgical adjustments to be effected, while still maintaining the steel at a sufficiently high temperature during the refining stage at the ladle metallurgy station. This maximizes the time that the arc furnaces can be used for scrap melting, while enabling the molten steel to continue through metallurgical testing, stirring, alloying, desulfurization, reheating and other adjustments at the ladle metallurgy stations. Once the adjustment process has been completed, the refined metal is then transported by overhead crane to the casting deck where it is injected directly into the mold of the casting machine.

- Thin-Slab Caster. Our continuous thin-slab casters were built by SMS Schloemann-Siemag AG and have a combined annual casting capacity of 2.3 million tons. The casters are equipped with a newly designed submerged entry nozzle, known as "SEN", the device which transfers the liquid steel into the mold. This new design permits the walls of the SEN to be thicker, resulting in longer SEN life and, in turn, enables us to run a "string" of up to 12 heats before the SEN requires replacement. These advantages are directly reflected in increased productivity. Within the newly designed SEN, we have also incorporated a new baffle design to modify the fluid flow of molten steel into the mold cavity, which slows and more evenly distributes the molten steel into the mold as compared to previous designs. This results in a quieter top surface of the liquid steel in the mold, a more uniform solidification of the shell and significantly reduces sub-surface inclusions.

- Rolling Mill. Our rolling mill consists of two tunnel furnaces, a seven-stand rolling mill and two down coilers. The tunnel furnaces heat and transport the cast slabs from the casting machines to the hot rolling mill. The furnaces reheat the steel to approximately 2,000 degreesF while ensuring the slab is evenly heated through out its length. Our tunnel furnaces also restore heat lost during the casting process.

The rolling mill is a seven-stand rolling mill built by SMS Schloemann-Siemag AG. Each rolling stand is driven by a high-powered 10,000 horsepower mill drive motor. The hot rolling mill is equipped with a high pressure water descaling system to remove the mill scale after the steel emerges from the tunnel furnace just before entering the rolling mill. This system provides a clean surface while minimizing the cooling of the 2,000 degreesF slab. The rolling mill is equipped with the latest electronic and hydraulic controls to control such things as exit speeds of the steel strip as it moves along the run-out table to help prevent thinner steel strip from cobbling. Our newly added seventh rolling stand now allows us to further roll our sheet steel to even thinner gauges, down to 1 mm, with excellent surface quality, which will enable us to access markets previously available only to more costly cold finished material.

After existing the rolling mill, the strip is transported by a roller table through a water cooling zone to the down coilers. There, it is wrapped around a rotating mandrel. The coil form allows the strip to be easily handled and transported.

Throughout the rolling process, laser optical measuring equipment and multiple x-ray devices measure all strip dimensions, allowing adjustments to occur continuously and providing feedback information to the mill process controls and computers. The entire production process is monitored and controlled by both business and process computers. Production schedules are created based on order input information and transmitted to the mill computers by the plant business system. As the material is processed, operating and quality data are gathered and stored for analysis of operating performance and for documentation of product parameters to the customer. The system then coordinates and monitors the shipping process, and prints all relevant paper work for shipping when the coil leaves the plant.

(b) THE COLD MILL

The cold mill is located adjacent to the hot mill and has a 1.0 million ton annual production capacity. The cold mill consists of a continuous pickle line, a two-stand reversing cold rolling mill, thirty-two batch annealing bases, a single-stand temper mill, a cold rolled galvanizing line, and a hot rolled galvanizing line. The continuous pickle line consists of a dual payoff system, a scale, a breaker/tension leveler, a shallow bath pickling section, a rinse section, side trimmers and recoiler. The design of the pickle line allows for the production of a wide combination of gauges and widths, highlighted by its outstanding performance on the light gauge steel supplied by the hot mill. The terminal equipment was supplied by Davy International, while the polypropolene pickling tanks were supplied by Allegheny Plastics.

Hot rolled coils that are not intended for immediate galvanizing are processed on the cold rolling mill. Our cold rolling mill is unique in that it is a semi-tandem two-stand reversing cold rolling operation. This configuration provides considerably higher throughput than a conventional single-stand reversing mill, yet also takes advantage of considerably lower equipment costs than the conventional four to six-stand tandem cold rolling mill. The rolling mill is configured with multiple x-ray gauges, hydraulic bending systems, rolling solution controls, gauge controls and strip flatness controls used to produce an extremely high level of product quality parameters. The cold rolling mill also uses a process control computer using sophisticated mathematical models to optimize both quality and throughput. The cold reversing mill was supplied by Schloemann-Siemag AG (SMS).

The cold rolled galvanizing line is quite similar to the hot rolled galvanizing line, but has a more elaborate and larger strip heating furnace. This larger furnace is required to anneal cold rolled product, which is not necessary on hot rolled product. Designing the pickle line and the two galvanizing lines concurrently and procuring the equipment from the same manufacturer has allowed a high degree of commonality of parts between the three lines. This provides a high degree of flexibility and cost savings in the management of spare parts.

Cold rolled product that does not require galvanizing then proceeds to the batch annealing furnaces. The batch annealing furnaces heat and then cool the coils in a controlled manner to reduce the hardness of the steel that is created in the cold rolling process. The batch annealing furnaces heat the steel in a hydrogen environment that optimizes the efficiency of the heating process and produces a product that is superior to conventional batch annealing with regard to cleanliness and uniform metallurgical characteristics. Computer models heat and cool the coils based on current knowledge of heat transfers and steel characteristics.

Product from the annealing furnaces is then temper-rolled. The temper-rolling facility is a single stand four-high rolling mill designed for relatively light reduction of the product. The temper mill introduces a small amount of hardness into the product and further enhances the overall flatness and surface quality of the product. The temper mill also has an x-ray gauge to monitor strip thickness. This mill was purchased concurrently with the two-stand cold rolling mill from the same manufacturer. This provides a high degree of flexibility and cost savings with regard to management of spare parts.

Product from both galvanizing lines and the temper mill is delivered directly from the processes to a common coil storage area, where it is then shipped by either truck or rail.

As in its hot mill, all facilities in the cold mill are linked by means of business and process computers. Business systems were expanded to comprehend order entry of the additional cold mill products and all line scheduling is accomplished in the business computer systems, with schedules transmitted to the appropriate process related computers. Operating and quality data are also collected for analysis and quality control purposes, and for reporting product data to customers.

(c)      THE IRON DYNAMICS FACILITY

This facility is contiguous to the Butler mill. It is a projected 520,000 metric tonne annual capacity plant equipped to produce direct reduced iron, which we will convert into approximately 470,000 metric tonnes of liquid pig iron. We intend to use this product as a high quality scrap substitute in our Butler mill's meltshop. Construction of this facility began in October 1997. We produced our first direct reduced iron material in November 1998 and produced our first tap of liquid pig iron in March of 1999. However, during preliminary start-up during 1999, it was determined that certain design modifications and equipment replacements would be required in order to attain full operating functionality. Accordingly, while Iron Dynamics has begun to achieve some stable operating results, these results are currently at lower than expected volumes due to the time frame that remains to fix the problems. We believe we have identified the necessary modifications to correct the problems, which includes some redesigning and replacement of equipment. We plan to perform the necessary redesign and equipment replacement throughout 2000, and we expect to shut down the submerged arc furnace during the fourth quarter of 2000 to install and commission the replacement equipment. We believe that our equipment suppliers will absorb much of the cost of the equipment redesign and replacement. We anticipate operating in a curtailed mode until the completion of the redesign and repairs. However, we have also ordered two briquetters and we expect to install and commission the briquetters during the fourth quarter of 2000. The briquetters will compress the direct reduced iron into a solid, dense briquette. The solid briquettes can be stored, used by us for direct introduction in its electric arc furnace, or sold on the open market. The addition of the briquetters will allow Iron Dynamics to bypass the submerged arc furnace during its planned down time in the fourth quarter of 2000, as well as during any future down time. Other significant problems with the mixer, balling operations and rotary hearth furnace have been stabilized, with good metallurgical results to date. When the submerged arc furnace issues are resolved, we are optimistic that the process will yield excellent production with good economics. As of December 31, 1999, the total amount expended for our new Iron Dynamics facility was $101.3 million.

We expect that our process will be able to produce liquid pig iron at a pricing structure that is relatively fixed and is likely to be considerably less than prevailing scrap prices in all anticipated markets. If the plant proves to be successful, we would consider building a "next generation" Iron Dynamics process direct reduced iron/liquid pig iron plant adjacent to our planned Whitley County structural mill and would consider similar units as ancillary scrap substitute sources adjacent or in close proximity to other steelmaking meltshops that we might construct or acquire in the future. In addition, we have entered into a License Agreement with Sumitomo Corporation of America under the terms of which Sumitomo, in return for a royalty, is licensed to use the Iron Dynamics process in constructing its own scrap substitute facilities within its designated territory, which is worldwide except for the U.S. and Canada. In addition, it may sublicense others within the designated territory to do the same. We have retained the sole and exclusive right to use the Iron Dynamics process for our own facilities, now or in the future, or to license others to use it within the U.S. and Canada.

The Iron Dynamics process combines state-of-the-art grinding technology, using a high pressure roll press to grind iron ore, proven coal pulverizing equipment from William Patent Crusher Company, our own proprietary ore beneficiation technology, conventional disk pelletizing equipment, specialized designs for feeding and removing the materials from the rotary hearth, thermally efficient use of the rotary hearth furnace "off gases", and novel solutions to the scale-up challenges presented by the world's largest rotary hearth furnace. We have also adapted automated crane technology from the ocean shipping industry to perform the task of hot direct reduced iron transfer between the rotary hearth furnace and our submerged arc furnace, where the direct reduced iron is converted into liquid pig iron. The submerged arc furnace technology used is well developed from the ferralloy industries. Thermal efficiency is achieved by the hot transfer of direct reduced iron between the rotary hearth furnace and the submerged arc furnace.

In addition, the off gas system removes heat, dust, sulfur dioxide and nitrous oxides from the flue gas. An afterburner combusts any remaining carbon monoxide. The off gas is used to preheat combustion air, supply heat to the ore and coal dryers and to dry the pellets in the pellet dryer.

THE STRUCTURAL MILL

Our planned structural and rail manufacturing mini-mill will be located on a 470-acre site immediately south of U.S. Highway 30 between County Road 700 East and County Road 800 East in Whitley County. This mill is expected to have an annual production capacity of between 900,000 and 1,100,000, tons depending on product mix, for the manufacture of structural steel beams and pilings for the construction market. We expect to commence construction once our "Prevention of Significant Deterioration" or "air" construction permit becomes final, which will not occur until after disposition of appeals lodged by opponents of the project. The Indiana Department of Environmental Management issued the permit on July 7, 1999. As discussed in more detail earlier in this Report, three appeals are pending before the Department of Environmental Adjudication in Indianapolis, Indiana, and two additional appeals are pending before the federal Environmental Appeal Board in Washington, D.C. We believe that the permit was properly issued and that the issuance of the permit will be upheld on appeal. Presently, we are hopeful that final disposition of the administrative appeals will occur sometime within the next two or three months, although it could take longer. As soon as the appeal process has been concluded and our permit has become final, we will commence construction of this mill and expect to be able to produce our first structural steel product in the first half of 2001.

We intend to construct a $40 million to $50 million rail manufacturing addition to our planned structural mill that will enable us to take advantage of extra available melting capacity in our structural mill meltshop. The rail addition is in the design, preliminary engineering and equipment specification and selection phase. We anticipate that this process will take approximately six months, after which we plan to place equipment orders and begin construction work on this additional facility. Completion of the rail manufacturing addition is not a precondition for the start-up and commencement of operations of our structural mill, and we anticipate a start-up for the rail project shortly following the start-up for the structural mini-mill.

The combined structural mill and rail manufacturing facility will have a meltshop annual capacity of between 1.0 and 1.2 million tons, depending on product mix between structural and rail products. It will be able to produce a varying combination of structural and rail products to fit the market demand for each of these types of products, including structural shapes serving the building and construction, bridge construction, railroad car, barge and ship building, and machinery industries. We believe that this production flexibility will enable us to tailor our product output to the demands and opportunities of the marketplace.

- Electric Arc Furnace. Scrap will be melted in much the same way as in our Butler mill's hot mill meltshop, except that the electric arc furnace for our structural mill will be of a single shell AC-powered design with a 120-ton tap capacity. While we plan to use 100% scrap as the primary raw material, the system will be configured to accept liquid pig iron product should we decide to place an Iron Dynamics module at the Whitley County plant site. The electric arc furnace, manufactured by Mannesmann-Demag, will be equipped with water-cooled sidewalls and a combination of five injection capable oxy-fuel burners and a supersonic water-cooled sidewall lance capable of operation in the conventional "pre-heat" firing mode to provide a concentrated stream of oxygen that deeply penetrates the liquid steel bath for purposes of decarburization but capable, also, of powdered carbon injection for foamy slag. This combination will enable us to create and sustain a foamy slag over more of the bath area than is otherwise possible and will permit us to employ a melting practice which is more thermally efficient. The furnace will also feature a removable shell that will enable us to do off-line repair and refractory relining, will come equipped with a unique quick-change roof configuration and will also feature a fast tap hole tube change configuration that will speed this periodic replacement process.

- Caster. The caster will be built by SMS-Concast. Unlike our Butler mill that produces a single strand or ribbon of flat stock, our structural mill's machine will cast three strands, expandable to four, of blooms and beam blanks. The caster will utilize a curved mold, that will produce five sizes of material -- one bloom, which is rectangular shaped, and four beam blanks, which are dog bone shaped, in varying lengths of 17-46 feet. The caster is expected to be capable of producing 1.2 million tons per year in our initial set-up.

Our new caster design will feature a quick change nozzle system to optimize the continuous casting process to achieve the lowest possible operational costs per ton. Our tundish bottoms are designed to change from a bloom opening to any of four beam blank sizes to allow greater flexibility in product choice. We will have the ability to run different product sizes simultaneously on the caster to allow some product to be hot charged and other product to be placed on a storage bed for processing by the rolling mill during times when the meltshop is performing maintenance or is otherwise down. The caster service crane will also provide a dual hoist system to speed size change turn around by allowing two strands to be changed at one time.

- Rolling Mill. Cast pieces exiting the casting machine will either be able to travel directly to the rolling mill or into a storage area for rolling at a later time. The reheat furnace, a 300 ton per hour hot charge "walking beam" furnace supplied by A.C. Leadbetter, will have a deep charge capability that will enable it to be used as a "buffer" for roll changes and mill delays.

Our rolling mill is an advanced four-stand (all reversing) mill built by SMS-AG, designed with an annual capacity of 1.6 million tons, capable of producing wide flange beams 6x4 inches to 36x12 inches, standard beams, piling sections, M-shape sections, sheet piling, channels, car building shapes, bulb angles and zee's. The selection of product mix will influence annual production; therefore, by rolling a larger share of heavier products, the annual production will be proportionately greater.

Once the bloom or beam blank is discharged from the reheat furnace it will be transferred on a roller table through a box to remove scale. The product will then pass through a breakdown stand for up to seven passes, depending upon the product, before being transferred to the 3-stand tandem mill. Between the breakdown mill and the tandem mill is a hot saw for cropping off the leading end if required. The tandem mill will consist of a universal rougher, an edger, and a universal finisher. The mill will be capable of operating in two modes, universal and two-high. In the universal mode the X-H rolling method will be used. The rougher stand will have an X-shape pass design and the finisher stand will have an H-shape depending upon the final product. The edger mill stand will be shiftable, which will allow for more than a single pass on a roll. The mill has been designed for quick roll changes of less than 25 minutes. In the 2-high mode, channels, angles and sheet piling will be rolled utilizing two pass lines within the tandem mill.

(d)     RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This Form 10-K Annual Report contains numerous forward-looking statements, in addition to historical information. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results could differ materially from the results anticipated or expected by such forward-looking statements. See also the discussion on Forward-Looking Statements in this Item 1 at pages 1-2. Additional factors that could cause or contribute to such differences include the following:

FACTORS RELATING TO OUR COMPANY

OPERATING AND START-UP RISKS ASSOCIATED WITH OUR SCRAP SUBSTITUTE AND STRUCTURAL MILL PROJECTS COULD IMPEDE OR PREVENT US FROM REALIZING THE ANTICIPATED BENEFITS FROM THESE PROJECTS

Our scrap substitute project is the first of its kind, involves processes that are based on various technical assumptions and new applications of technologies and has not yet been commercially proven. We only began producing direct reduced iron and converting it into liquid pig iron in our Iron Dynamics facility in August 1999. Since that time, we have encountered various problems, including equipment failures and design deficiencies, which have required time and additional expense to fix, and we are operating in a limited mode pending certain additional repairs later this year. As a result, we cannot provide any assurance that our proprietary technology will work or that our Iron Dynamics facility will be able to produce the direct reduced iron and liquid pig iron in the quantities and at the favorable cost levels that we have anticipated. If we are unable to do so, we will have to obtain direct reduced iron, liquid pig iron or other scrap substitutes and/or additional scrap from alternate sources, and we cannot be assured that we will be able to access such sources or obtain such materials in the appropriate quantities or at a favorable cost, if at all. Other companies with resources greater than ours have tried and failed to develop a workable and cost effective scrap substitute, and those technologies that are operational throughout the world today are not the ones we are employing in our Iron Dynamics facility. In addition, because of equipment failure and related structural damage suffered in our Iron Dynamics facility during its initial start-up, we incurred significant costs due to the consequential shutdown of and related repair expenditures to this facility. We have no assurance that as our Iron Dynamics facility commences production on a commercial basis we will not experience additional material shutdowns or equipment failures or that any such shutdown or failure would not have a material adverse effect on our business, financial condition or results of operations.

We have not yet begun construction of our Whitley County structural steel mill because of pending appeals of the issuance of the air permit required for us to operate the facility. This action is only the latest in a series of actions over approximately the past twelve months in which various parties have sought to block or delay the project. We cannot be assured that the legality of the issuance of the air permit will be upheld on appeal or, even if this does occur, that there will not be additional delays or other actions that could threaten this project. Further delays could also result in increased construction costs.

If or when we are permitted to commence construction on this project, we will be subject to the risks associated with building, starting up and operating any new facility, such as construction delays, cost overruns or start-up difficulties beyond those normally encountered during a start-up process. We could also experience operational difficulties after start-up that could result in our inability to operate the facility at full or near-full capacity or at all. Any of these difficulties, to the extent they materialize, could adversely affect our business, results of operations and financial condition.

WE HAVE SUBSTANTIAL DEBT AND DEBT SERVICE REQUIREMENTS AND THIS MAY ADVERSELY AFFECT OUR FINANCIAL AND OPERATING FLEXIBILITY

We now have and expect to continue to have, a significant amount of indebtedness. At December 31, 1999, we had $449.9 million of indebtedness under our Steel Dynamics senior secured credit facility and Iron Dynamics separate credit facility.

Subject to the limitations contained in our credit agreements, we may incur additional indebtedness and, subject to lender approval, we may be able to make further borrowings at the subsidiary level.

The amount of our indebtedness could have important consequences. For example, it could:

   - make it more difficult for us to perform our obligations with respect to payments on our secured bank indebtedness;

   - increase our vulnerability and limit our ability to react to general adverse economic and industry conditions;

   - limit our ability to use operating cash flow to fund operating expenses, working capital, capital expenditures and other general corporate purposes because we must dedicate a substantial portion of our cash flow to make payments on our debt;

   - place us at a competitive disadvantage compared to some of our competitors that have less debt; and

   -  limit our ability to borrow additional funds.

Our ability to satisfy our debt obligations will depend upon our future operating performance, which in turn depends upon the successful implementation of our strategy and upon financial, competitive, regulatory, technical and other factors, many of which are beyond our control. If we are not able to generate sufficient cash from operations to make payments under our credit agreements or to meet our other debt service obligations, we will need to refinance our indebtedness. Our ability to obtain such financing will depend upon our financial condition at the time, the restrictions in the agreements governing our indebtedness and other factors, including general market and economic conditions. If such refinancing were not possible, we could be forced to dispose of assets at unfavorable prices. Even if we could obtain such financing, we cannot assure you that it would be on terms that are favorable to us. In addition, we could default on our debt obligations.

WE FACE LITIGATION RISKS IN CONNECTION WITH OUR TERMINATED THAILAND ADVISORY TRANSACTION

We have been sued in a total of eight separate but related lawsuits (one of which is a duplicative filing) in either state or federal courts in California, New York, New Jersey, Minnesota, Connecticut and Illinois, by various institutional investors which purchased certain high risk notes or "junk bonds" issued in March 1998 by two affiliates of Nakornthai Strip Mill Public Company, Ltd., or "NSM," a Thailand owner and operator of a steel mini-mill project. Our president, Keith E. Busse, has also been named as a defendant in the New Jersey and Connecticut (duplicative) cases. Under our company's bylaws and pursuant to authorization of our board of directors, Mr. Busse is entitled to be indemnified by us for any costs or expenses that he may incur, as well as in respect of any judgments that may be rendered against him in connection with this litigation, subject to applicable legal procedures required by the Securities and Exchange Commission for submission of any such indemnity claim, if asserted, to a court of appropriate jurisdiction for a determination of whether such indemnity claim is against public policy as expressed in the Securities Act of 1933. NSM has defaulted on the bonds.

Plaintiffs purchased some U.S. $240 million of a U.S. $452 million privately placed non-registered "Regulation D" offering to "Qualified Institutional Buyers," in which NatWest Capital Markets Limited, McDonald & Company Securities, Inc., PaineWebber Incorporated and ECT Securities Corp. acted as "initial purchasers" of the notes and then resold them to the plaintiffs and others pursuant to "Rule 144A."

Although we were neither an issuer, a guarantor, a seller or an investment banker with respect to these notes, did not draft any offering materials in connection with the offering, were not listed as an expert, did not render any reports or evaluations of NSM prior to the offering, and only had a contractual relationship with the NSM mini-mill project--as a technical advisor and consultant, with duties commencing only after conclusion of the note offering--we have nonetheless been named as a defendant in each of these cases on the basis of a variety of alleged state or federal common law or statutory claims, including fraud claims, that posit that the plaintiffs were misled into purchasing and overpaying for the notes by reason of various alleged misrepresentations or omissions either in the offering materials or at one or more "road shows" in connection with the offering.

We deny any liability in connection with these cases, believe we have ample legal and factual defenses, and will defend ourselves in each such case to the limit of our ability.

While we believe that the plaintiffs' claims are without factual or legal merit, we have no assurance that the courts will grant any of our currently pending or future pre-trial motions to dismiss, for judgment on the pleadings, for summary judgment or any other dispositive motions that we may file, or that the cases will eventually in fact be dismissed, or that, if not dismissed, eventual trials will result in verdicts in our favor. In addition, defending these lawsuits will be exceedingly costly and time consuming and, regardless of whether the outcome is favorable to us, will divert substantial financial, management and other resources from our business. It is possible that a judgment could be rendered against us for all or a substantial portion of the $240 million in the plaintiffs' claimed losses. Because we do not have applicable insurance coverage for this kind of claim, our business, results of operations and financial condition would be materially adversely affected in the event of such an outcome.

For additional details regarding these cases, as well as the identity of each of the cases, see Item 3, "Legal Proceedings" of this Form 10-K.

OUR DEBT AGREEMENTS CONTAIN OPERATING AND FINANCIAL RESTRICTIONS AND THESE MAY ADVERSELY AFFECT OUR FINANCIAL FLEXIBILITY

The operating and financial restrictions and covenants in our credit agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Specifically, these debt agreements may restrict our ability to:

   -  incur additional indebtedness;

   -  pay dividends or make distributions with respect to our capital stock;

   -  repurchase or redeem capital stock;

   -  make investments;

   -  create liens and enter into sale and leaseback transactions;

   -  make capital expenditures;

   -  enter into transactions with affiliates or related persons;

   -  issue or sell stock of certain subsidiaries;

   -  sell or transfer assets; and

   -  participate in joint ventures, acquisitions or mergers.

Our ability to comply with these and other provisions of our credit agreements, and of any future financing agreements may be adversely affected by changes in business conditions or results of operations, adverse regulatory developments, or other events beyond our control. A breach of any of the restrictions or covenants in our debt agreements could trigger defaults under such agreements even though we might otherwise be able to meet our debt service obligations.

WE RELY UPON A SMALL NUMBER OF MAJOR CUSTOMERS FOR A SUBSTANTIAL PERCENTAGE OF OUR SALES AND OUR MAIN CUSTOMER IS A RELATED PARTY

We have a long-term "off-take" contract with Heidtman Steel Products, Inc. pursuant to which Heidtman has agreed to purchase an aggregate of at least 30,000 tons of our steel products each month. For the year ended December 31, 1998, Heidtman accounted for 21% of our total net sales, and our top five customers accounted for approximately 45% of our total net sales. For 1999, Heidtman accounted for 19% of our total net sales. Although we expect to continue to depend upon a small number of customers for a significant percentage of our net sales of flat rolled steel, we cannot be assured that any of them will continue to purchase steel from us. A loss of any such customer or group of customers could have a material adverse effect on our results of operations and financial condition. Heidtman is an affiliate of one of our large stockholders and the President and Chief Executive Officer of Heidtman serves as one of our directors. If the terms of the "off-take" contracts are or become burdensome to Heidtman, or if a dispute arises over the contract, Heidtman could be viewed as having a conflict of interest between what they perceive to be best for it as an "off-take" buyer and what is best for us as the product seller.

UNEXPECTED EQUIPMENT FAILURES MAY LEAD TO PRODUCTION CURTAILMENTS OR SHUTDOWNS

Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, which on occasion may be out of service due to routine scheduled maintenance or as the result of unanticipated equipment failures. We have experienced and may in the future experience material plant shutdowns in connection with equipment failures. For example, our Iron Dynamics subsidiary suffered a "breakout" in its submerged arc furnace in May 1999, and, although not our fault, caused delays and expense that have been frustrating and costly. Similarly, in August 1999, our cold mill suffered a catastrophic motor failure, again not our fault but costly in time and lost production, even though our motor vendor promptly repaired the motors and we were able to recoup some of our loss through insurance. Such interruptions in our production capabilities will inevitably adversely affect our results of operations.

WE COULD EXPERIENCE SYSTEM FAILURES AND SERVICE DISRUPTIONS AS A RESULT OF THE YEAR 2000 PROBLEM

The year 2000 problem results from the fact that computer programs, microprocessors and embedded date reliant systems use two digits rather than four to define the applicable year. Some of these systems and processors may interpret "00" incorrectly as the year 1900 instead of the year 2000. The failure of any of these systems to appropriately interpret the upcoming calendar year 2000 could result in major systems failures or miscalculations. We are highly dependent upon our own, our vendors' and customers' computer software programs and operating systems. If our efforts to address the Year 2000 compliance issues prior to year-end 1999, or our current efforts to continue to address these issues are not successful, or if our suppliers, customers and service providers have not fully addressed these issues, our business, results of operations and financial condition could be materially adversely affected.

WE RELY ON OUR KEY PERSONNEL AND WE MAY BE UNABLE TO REPLACE KEY EXECUTIVES IF THEY LEAVE

Our operations and prospects depend in large part on the performance of our senior management team, including Keith E. Busse, President and Chief Executive Officer, Mark D. Millett, Vice President and General Manager of our Flat Roll Division, Richard P. Teets, Jr., Vice President and General Manager of our Structural Division, Tracy L. Shellabarger, Vice President and Chief Financial Officer, John Nolan, Vice President, Sales and Marketing, and Larry Lehtinen, Vice President and General Manager of Iron Dynamics. Although these senior managers all have employment agreements with and are stockholders of Steel Dynamics, we cannot be assured that such individuals will remain with us as employees. In addition, we cannot be assured that we would be able to find qualified replacements for any of these individuals if their services were no longer available. The loss of the services of one or more members of our senior management team or our inability to attract, retain and maintain additional senior management personnel could have a material adverse effect on our business, financial condition and results of operations.

WE MAY FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS, JOINT VENTURES OR STRATEGIC ALLIANCES

As part of our strategy, we may acquire other businesses, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

   -  the difficulty of assimilating the acquired operations and personnel;

   -  the potential disruption of our ongoing business;

   -  the diversion of resources;

   - the possible inability of management to maintain uniform standards, controls, procedures and policies;

   -  the possible difficulty of managing our growth and information systems;

   -  the risk of entering markets in which we have little experience;

   - the inability to work efficiently with joint venture or strategic alliance partners; and

   -  the difficulties of terminating joint ventures or strategic alliances.

These transactions might be required for us to remain competitive. We might not be able to obtain required financing for such transactions. Such transactions might not occur, and any that do might not be successfully integrated with our existing business or might not achieve expected results.

WE MAY MAKE SIGNIFICANT ADDITIONAL CAPITAL EXPENDITURES

Our business is capital intensive and will require substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and compliance with environmental laws. We may also require additional financing in the event we decide to enter into strategic alliances or joint ventures, make acquisitions or build additional plants. The extent of any additional financing will depend upon the success of our business. Borrowings under our credit agreement are conditioned upon our compliance with various financial and other covenants and other conditions set forth therein. As a result, there can be no assurance that such financing or additional financing, if needed, will be available to us or, if available, that it can be obtained on terms acceptable to us and within the limitations contained in our credit agreement or any future financing.

FACTORS RELATING TO THE STEEL INDUSTRY

THE STEEL INDUSTRY IS CYCLICAL, SUBJECT TO PERIODIC MARKET FLUCTUATIONS AND DEPENDENT UPON OTHER INDUSTRIES

The steel industry is highly cyclical in nature, sensitive to general economic conditions and dependent upon the continued operations and health of certain other industries. The price of steel and steel products may fluctuate significantly as a result of general economic conditions and other factors beyond our control. The demand for steel products is generally affected by macroeconomic fluctuations in the U.S. and global economies in which steel companies sell their products. From 1990 to 1992, substantial excess worldwide manufacturing capacity for steel products, combined with a worldwide economic slowdown, resulted in a substantial decrease in the demand for steel products, increased competition and a decline in the financial performance of the steel industry. In addition, during 1998, and for a good part of 1999, substantial excess worldwide manufacturing capacity for steel products combined with substantially high levels of steel imports into the U.S. adversely affected the prices for U.S. steel products, including ours. We are also particularly sensitive to trends and other factors such as strikes and labor unrest that may affect the automotive, oil and gas, gas transmission, construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries, because these industries are significant markets for our products and are themselves highly cyclical. A disruption in the business of any of these industries could have a material adverse effect upon our production, our sales, and our financial condition and results of operations.

Future economic downturns, increased productivity, a stagnant economy, a change in trade policy or practice, currency fluctuations or a disruption in critical sources of supply or in the level of steel ordered by or able to be transported to certain significant customers may again adversely affect domestic selling prices for steel products.

INTENSE COMPETITION IN THE STEEL INDUSTRY MAY CONTINUE TO EXERT DOWNWARD PRESSURE ON OUR PRICING

Competition within the steel industry, both domestically and worldwide, is intense and it is expected to remain so. We compete primarily on the basis of price, quality and the ability to meet our customers' product needs and delivery schedules. Our primary competitors are other mini-mills, which have cost structures and management cultures similar to ours. We also compete with many integrated producers of hot rolled, cold rolled and coated products, which are larger and have substantially greater capital resources. Over the last half of the decade, new mini-mills, some integrated mill expansions and improved production efficiencies have led to domestic steel manufacturing overcapacity and, especially during the latter half of 1998, the existing downward pressure on steel prices, including the prices of our products, brought about by this overcapacity was significantly exacerbated by a substantial increase in the level of imported steel. This downward pressure on prices resulted in a narrowing of gross margins in the steel industry. Although we do not expect steel prices to experience a further downward pressure over the next few years, as competition increases, we cannot assure you that such price declines will not again occur, or, if they occur, that steel prices will not decline more quickly than our production costs, which could have a substantial adverse effect on our gross margins. In addition, in the cases of certain product applications, steel competes with other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete.

WE CANNOT CONTROL THE COST OF SCRAP AND OTHER RAW MATERIALS

Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly and may vary significantly in the future. In addition, our operations require substantial amounts of other raw materials, including various types of pig iron, alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in scrap and other raw material prices. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

ENVIRONMENTAL REGULATION IMPOSES SUBSTANTIAL COSTS AND LIMITATIONS ON OUR OPERATIONS

We are subject to various federal, state and local environmental laws and regulations concerning such issues as air emissions, wastewater discharges and solid and hazardous waste disposal. These regulations are increasingly stringent. While we believe that our facilities are and will continue to be in material compliance with all applicable environmental laws and regulations, it is possible that future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs. For example, our steelmaking operations produce certain waste products, such as electric arc furnace dust, which is classified as hazardous waste and must be properly disposed of under applicable environmental laws. These laws impose clean up liability on generators of hazardous waste and other hazardous substances which are shipped off-site for disposal, regardless of fault or the legality of the disposal activities. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of doing so have been included within our budgeted cost estimates, it is possible that such restrictions will prove to be more limiting and costly than anticipated. In addition to potential liability for violation of applicable laws, regulations or administrative conditions, we may be subject to substantial monetary fines and penalties. We may also be subject from time to time to legal proceedings brought by private parties or governmental agencies with respect to environmental matters. In particular, opponents of our planned Whitley County, Indiana structural and rail facility have waged a battle to try to defeat or discourage us by mounting various challenges before state and federal governmental authorities over issuance of our required "air" permit.

UNPREDICTABLE MARKET CONDITIONS MAY LEAD TO UNCERTAIN FINANCIAL RESULTS

Our operations are substantially affected by variations in the realized sales prices of our products, which in turn depends on prevailing market prices for steel and actual demand for particular products. Operating results have been, and in the future will be, affected by numerous factors including the prices and availability of raw materials, particularly scrap and scrap substitutes, the demand for and prices of our products, the level of competition, the level of unutilized production capacity in the steel industry, our product mix, the timing and pricing of large orders and start-up difficulties and costs associated with new projects. These factors and other events or circumstances, such as seasonal factors like weather, disruptions in transportation, availability or cost of energy, downturns in our larger customers' business or industries, a general economic downturn or labor unrest could adversely affect our business, results of operations and financial condition.

PRODUCTS AND CUSTOMERS

EXISTING PRODUCTS AND CUSTOMERS

During 1999, our Butler facility produced hot rolled products that included a variety of high quality mild and medium carbon and high strength low alloy hot rolled bands in 40 inch to 62 inch widths and in thicknesses from .500 inch down to .040 inch. We also produced an array of lighter gauge hot rolled products, such as high strength low alloy, including 80,000 minimum yield and medium carbon steels made possible by the addition of a seventh hot rolling stand. These products are suitable for automobile, truck, trailer and recreational vehicle parts and components, mechanical and structural tubing, gas and fluid transmission piping, metal building systems, rail cars, ships, barges, and other marine equipment, agricultural equipment and farm implements, lawn, garden, and recreation equipment, industrial machinery and shipping containers. We believe that our basic production hot band material has shape characteristics that exceed those of the other thin-slab flat-rolled mini-mills and compares favorably with those of the integrated mills. In addition, as a result of our lighter gauge hot rolling capabilities, we are now able to produce hot rolled hot-dipped galvanized and galvannealed steel products. These products are capable of replacing products that have traditionally only been available as more costly cold rolled galvanized or cold rolled galvannealed steel.

The products produced in our cold mill during 1999, included:

   -  hot rolled pickled and oiled;

   -  hot rolled hot dipped galvanized;

   -  hot rolled galvannealed;

   -  cold rolled hot dipped galvanized;

   -  cold rolled galvannealed; and

   -  fully processed cold rolled sheet.

The addition of our cold rolled facility to our already-existing advanced flat-rolled hot mill in 1998 has enabled us to manufacture products for many new commercial, appliance, and automotive markets that were not previously available to us.

Our cold mill was designed to produce a high grade, high quality product at the lowest possible cost, and results during 1999 indicate that our two-stand reversing cold mill technology has exceeded the equipment's guarantees on strip gauge control, flatness, and yield loss. The mill was designed to produce gauges as light as .015 inch, but we have rolled gauges as light as .011 inch with excellent profile and shape performance.

Based on information we have gathered from our customers, the following chart represents our 1998 and 1999 flat rolled shipments, by market classification, according to the ultimate end user:

                                         PERCENTAGE FOR YEAR         PERCENTAGE FOR YEAR
                                          ENDED DECEMBER 31,          ENDED DECEMBER 31,
          END USER INDUSTRY                       1998                       1999                   TYPICAL APPLICATIONS
          -----------------                       ----                       ----                   --------------------
      Automotive                                   29%                         24%                  Safety restraints,
                                                                                                    Suspension, frames

      Construction                                 17%                          7%                  Metal buildings,
                                                                                                    safety grating, pilings

      Commercial                                   13%                          9%                  Racks, shelving,
                                                                                                    office furniture

      HVAC                                         10%                          5%                  Heating and air
                                                                                                    conditioning systems

      Pipe and tube                                 9%                          7%                  Structural and
                                                                                                    mechanical tubing

      Culvert pipe and guard rails                  5%                          -%                  Highway and road
                                                                                                    construction

      Agricultural                                  5%                          2%                  Equipment, feeders
                                                                                                    and bins

      Residential                                   5%                          8%                  Lawn and garden
                                                                                                    equipment, furniture

      Other                                         7%                         38%                  Galvanizing, converters,
                                                                                                    miscellaneous metal work,
                                                                                                    service centers
                                              ------------                 -----------
                                                  100%                        100%


(e) NEW PRODUCTS

DIRECT REDUCED IRON AND LIQUID PIG IRON

We recently completed the basic plant construction of our new Iron Dynamics facility, which is designed for the production of direct reduced iron and the conversion of that product in a submerged arc furnace into liquid pig iron. Limited Production of liquid pig iron began in August 1999. Once operational, after currently ongoing modifications to certain equipment has been completed, we plan on consuming all of Iron Dynamics' liquid pig iron output (estimated at 470,000 metric tonnes) in our own steelmaking operations at our Butler mill.

STRUCTURAL AND RAIL SHAPES

When our planned structural mill is completed in Whitley County, which, if actual construction is able to commence within the next two or three months, we estimate will be during the first half of 2001, we intend to produce various structural steel products such as wide flange beams, American Standard beams, miscellaneous beams, "H" Piling material, sheet piling material, American Standard and miscellaneous channels, bulb angles, and "Zee's." The following listing shows each of our proposed structural mill products and their intended markets:

            PROPOSED PRODUCT                      PROPOSED MARKET
            ----------------                      ---------------
Wide flange, American Standard, and        framing and structural girders
miscellaneous beams                        columns, bridge stringers, ribs or
                                           stiffeners, machine bases or skids, truck
                                           parts, and construction equipment parts

"H" Piling                                 foundational supports

Sheet Piling                               temporary or permanent bulkhead walls, cofferdams,
                                           shore protection structures, dams and core walls

Channel sections                           diaphragms, stiffeners, ribs and
                                           components in built-up sections

Bulb angles and Zee's                      steel building components


When our new rail manufacturing component of our Whitley County structural mill is completed, which we estimate will be during the first half of 2001, we intend to produce various rail products for use by domestic and Canadian railroads. Steel rail is typically sold "as rolled" to exacting dimensional tolerances in lengths of 80 feet. These lengths are then welded into quarter mile "strings" or "ribbons" and shipped in specialized rail trains to the point of installation. Rails for heavy payload and high speed service, or those for severe service applications such as eight degrees or more of curved trackage, can be "head hardened" during the manufacturing stage and are sold as "premium" rail in the marketplace.

Of our total net sales for 1999, 1998 and 1997, approximately 81%, 84% and 63%, respectively, were to steel processors or service centers. These steel processors and service centers typically act as intermediaries between primary steel producers and the various end user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. Even with the completion of our cold mill project, and our increased utilization in our cold finishing facility of a considerable portion of our hot band production, we expect that our intermediate steel processor and service center customers will remain an integral part of our future customer base and we plan to continue to sell our hot bands and other products to these customers.

Typically, our backlog and order book does not extend beyond the current quarter, if assessed early in the quarter, or beyond the following quarter, if assessed midway through or toward end of a quarter. As result, we tend to experience relatively little delay in realizing price changes occurring in the marketplace.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Our principal raw material is scrap metal derived, among other sources, from junked automobiles, industrial scrap, railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap, which typically include freight, are subject to market conditions beyond our control, including fluctuating demand by U.S. and international steel producers against available supply, affected occasionally by speculation. Historically, the prices for scrap have varied significantly and may vary significantly in the future. In addition, our operations require substantial amounts of other raw materials, including various types of pig iron, alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of periodic increases in scrap and other raw material prices. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

Scrap is the single most important raw material used in our steelmaking process, representing approximately 52% of the direct cost of a ton of hot rolled steel coil during 1999. The percentage of scrap used in our steelmaking operations may decline somewhat in future years, depending upon the proportion of liquid pig iron from our Iron Dynamics operations or other purchased scrap substitutes that may be used from time to time.

As it relates to final product quality, electric arc furnace steel producers, such as us, and without regard to the usage of purer forms of scrap substitutes such as liquid pig iron, can normally only tolerate a maximum .2% level of residual materials such as non-ferrous metallic contamination such as copper, nickel, tin, chromium, and molybdenum, which, once having been dissolved into steel cannot be refined out. In order for the scrap melt to provide this level of quality under present circumstances, the mill must use approximately 60% of "low residual" scrap or an equivalent material. Such low residual scrap generally takes the form of No. 1 dealer bundles, No. 1 factory bundles, busheling, and clips. We may then use various grades of higher residual, and thus less expensive, scrap, which it can then blend with its low residual scrap to keep within impurity tolerances. Many variables impact scrap prices, the most critical of which is U.S. steel production.

Generally, as steel demand increases, so does scrap demand and resulting prices. The reverse is also normally true, with scrap prices following steel prices downward where supply exceeds demand. During 1998 and 1999, this was particularly true, as the flood of imported steel, much of it unfairly traded, resulted in sharply reduced new steel production with corresponding decreases in the need for scrap. This corresponding decrease in the price of scrap mitigated somewhat the impact of sharply declining prices for our new steel products during 1998and 1999 and enabled us to maintain some modest profit margins despite the severe market dislocation. The precipitous decline in scrap prices in 1998 and 1999 caused dealers to retain their inventories and to withhold them from sale, thus causing some short-term supply shortages even in the face of a supply/demand inversion at the consumer levels.

Nonetheless, we believe that the demand for low residual scrap will rise more rapidly than the supply in the coming years, especially with the increased number of electric arc furnace mini-mills that have been built or commenced operations in recent years. As a result, in order to maintain an available supply of scrap at competitive market prices, we are attempting to secure a strong and dependable source through which to purchase scrap of all grades, including low residual scrap, and to develop our own "captive" scrap substitutes supply. We have accomplished these objectives through a long-term scrap purchase agreement with OmniSource Corporation and through the development of our Iron Dynamics direct reduced iron/liquid pig iron project. Although in the future the price of low residual scrap may approach or drop below the cost of production of various scrap substitutes, we anticipate that the manufacturing costs and level of purity of our Iron Dynamics liquid pig iron will cause it to be a lower cost and attractive scrap substitute.

SCRAP

We have a long-term contract with OmniSource Corporation, which extends to 2001. Pursuant to this agreement, OmniSource has agreed to act as our exclusive scrap purchaser and to use its best efforts to locate and secure for us such scrap supplies as we may from time-to-time wish to purchase, at the lowest then available market prices for material of like grade, quantity and delivery dates. The cost to us of OmniSource-owned scrap is the price at which OmniSource, in bona fide market transactions, can actually sell material of like grade, quality and quantity. With respect to general market scrap, the cost to us is the price at which OmniSource can actually purchase that scrap in the market, without mark-up or any other additional cost. For its services, OmniSource receives a commission per gross ton of scrap received by us at our mini-mill. All final decisions regarding scrap purchases belong to us, and we maintain the sole right to determine our periodic scrap needs, including the extent to which we may employ scrap substitutes in lieu of or in addition to scrap. No commission is payable to OmniSource for scrap substitutes purchased or manufactured by us.

During 1999, 1998 and 1997, we purchased approximately 1.3 million tons of scrap or 89% of our total scrap needs, 1.2 million tons of scrap or 74% of our total scrap needs, and 933,000 tons of scrap or 70% of our total scrap needs, respectively, from OmniSource. As a result of the completion of our caster project our total output in tons of flat rolled steel coil increased from 1.4 million to approximately 2.2 million. However, we expect that the availability of substantial quantities of scrap substitutes will somewhat mitigate our continued dependency on low residual scrap. We believe that our scrap purchasing relationship with OmniSource provides us with excellent access to available scrap within our primary scrap generation area.

IRON DYNAMICS LIQUID PIG IRON

We are building a state-of-the-art facility for the production of direct reduced iron and liquid pig iron. Direct reduced iron is a metallic product made from iron ore or iron ore "fines" that have been treated in a "direct reduction" furnace with either natural gas or coal to reduce the iron oxide to metallic iron, and liquid pig iron is a pure metal product intended to be produced by smelting the direct reduced iron in a submerged arc furnace. We recently completed the basic plant construction of our new Iron Dynamics facility, which is designed for the production of direct reduced iron and the conversion of that product in a submerged arc furnace into liquid pig iron, and are in the process of conducting limited production while we await completion of some necessary equipment replacement or retrofitting. We produced a limited amount of liquid pig iron in August 1999. We currently plan on consuming all of Iron Dynamics' liquid pig iron output, estimated at 470,000 tonnes, in our own steelmaking operations at our Butler mill, once full scale production commences, anticipated to be in the fourth quarter of 2000.

ENERGY RESOURCES

ELECTRICITY

During 1998, we modified our electric service contract with American Electric Power, known as "AEP" that extends through 2006. The contract designates only 200 hours annually as "interruptible service" and establishes an agreed fixed rate for the rest of our electrical usage. Interruptible service subjects us to the risk of interruption at any time in the operation of the AEP system, whether as a result of an AEP peak demand, or even if AEP were able to obtain a higher market price from an alternate buyer. Under our old contract, we had only the option of matching the spot market price of the alternate buyer in order to avoid interruption, and that price could be much higher than our normal rate. In prior years, due to the extremely hot weather and the unavailability of certain nuclear power and coal based generating facilities, our Butler mill was forced to cut back to a nighttime operating mode on a number of days throughout the summer because of the unacceptably high rates per kilowatt hour created by these extremes in overall demand for electricity in tandem with the reduced availability of supply. Our renegotiated electrical supply agreement with AEP greatly reduces our exposure to such uncertainties because it is a fixed price contract with a maximum of 200 hours per year of interruptiblility. The contract also provides us that the circumstances necessary to warrant any of the annual 200 hours of service interruptions must be of an emergency nature and not related to price and demand. We believe that this new contractual arrangement will substantially mitigate the dangers of such production cutbacks in the future.

GAS

We use approximately 8,000 decatherms of natural gas per day. A decatherm is equivalent to 1 million BTUs or 1,000 cubic feet of natural gas. We have a delivery contract on the Panhandle Eastern Pipeline that extends through April 2008. We are also currently negotiating a delivery contract with NIPSCO/NIFL/Crossroads that will extend through October 2005.

We maintain a liquid propane storage facility on site with sufficient reserves to sustain operations at the Butler mill for approximately one week in the event of an interruption in the natural gas supply.

OTHER

We use oxygen, nitrogen and argon for production purposes, which we purchase from Air Products and Chemicals, Inc., which built a plant on land adjacent to our Butler mill. Air Products uses its plant not only to supply us, but also to provide oxygen and other gases to other industrial customers. As a result, we have been able to effect very favorable oxygen and other gas purchase prices on the basis of Air Products' volume production.

PATENTS AND TRADEMARKS

We have a trademark for the mark "SDI" and an accompanying design of a steel coil and a chevron.

Our Iron Dynamics subsidiary has filed five patent applications with the U.S. Patent and Trademark Office relating to its methods of producing low sulfur liquid pig iron.

KEY CUSTOMERS

Our largest customers were, Heidtman Steel Products, Inc. and Preussag AG. Together they accounted for approximately 41%, 27% and 27% of our total net sales in 1997, 1998, and 1999, respectively. Heidtman accounted, individually, for more than 10% of our net sales in 1997, 1998 or 1999. Preussag individually accounted for more than 10% of our net sales in 1997.

Steel processors and service centers typically act as intermediaries between primary steel producers, such as us, and the many end user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. Notwithstanding the completion of our cold mill and our increased utilization in our own cold finishing facility of a considerable portion of our hot band production, we expect that our intermediate steel processor and service center customers will remain an integral part of our future customer base.

COMPETITION

The steel industry has historically been and continues to be highly cyclical in nature, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity and levels of steel imports and applicable tariffs. The industry has also been affected by various company-specific factors such as ability or inability to adapt to technological change, plant inefficiency and high labor costs. Steelmaking companies are particularly sensitive to trends in the automotive, oil and gas, gas transmission, construction, commercial equipment, rail transportation, agriculture and durable goods industries. These industries are significant markets for steel products and are themselves highly cyclical. Steel, regardless of product type, is a commodity affected by supply and demand. Steel prices have been and may continue to be volatile and fluctuate in reaction to general and industry specific economic conditions. Under such conditions, a steel company must be a high quality low cost producer.

Domestic steel producers, including us, have historically faced significant competition from foreign producers. From time to time, as occurred during 1998 and is continuing, the domestic steel producers have been adversely affected by what we believe was unfairly traded imports. The intensity of this foreign competition is also substantially affected by the relative strength of foreign economies and fluctuation in the value of the United States dollar against foreign currencies, with steel imports tending to increase when the value of the dollar is strong in relation to foreign currencies, some of which were significantly devalued during 1998 and 1999. The situation was exasperated by reason of a weakening of certain economies during 1998 and 1999, particularly in Eastern Europe, Asia, and in Latin America. Because of the ownership, control or subsidation of some foreign steel producers by their governments, decisions by such producers with respect to their production and sales are often influenced to a greater degree by political and economic policy consideration then by prevailing market conditions.

Imports of flat-rolled products increased significantly during each of the last several years, surging to record levels during 1998, before declining in 1999 as a result of the successful cases detailed below. Based on AISI reports during 1998 and 1997, imports of flat-rolled products (excluding semi-finished steel) totaled approximately 20 million and 14 million tons, respectively, or approximately 25% of total domestic steel consumption in 1998 and approximately 19% in 1997.

In September 1998, complaints were filed with the U.S. International Trade Commission and the U.S. Department of Commerce by a number of U.S. steel companies, including us, as well as the United Steel Workers of America seeking determinations that Japan, Brazil and Russia were dumping hot rolled carbon steel in the U.S. market at below fair market prices. In April 1999, the Department of Commerce issued a final determination that imports of hot rolled steel from Japan were dumped at margins ranging from 17% to 65%, and in June, the U.S. International Trade Commission reached a final determination of imports of hot rolled sheet from Japan caused injury to the U.S. steel industry. In July 1999, the Department of Commerce issued suspension agreements and final dumping duty determinations as to imports of hot rolled sheet from Brazil and Russia, and a suspension agreement and final countervailing duty determination as to imports of hot rolled sheet from Brazil. The Department of Commerce also announced countervailing duty findings of approximately 7%, and anti-dumping duties of approximately 40%, as to imports from Brazil. The U.S. International Trade Commission made a final affirmative injury determination. The Department of Commerce also announced final dumping duties ranging from 57% to 157%, and the suspension agreement against Brazil and Russia will remain in effect for 5 years.

The success of these hot rolled cases will curtail imports from these countries from 7 million tons in 1998, to between 500,000 and 1 million tons for 1999 and for the next five years. However, it is possible that imports of hot rolled sheet from other countries will increase significantly. We and other petitioners in the suits plan to continue to vigorously monitor such imports and will take further action if warranted.

On June 2, 1999, we, together with other domestic producers and the United Steel Workers of America, filed a complaint with the U.S. International Trade Commission and Department of Commerce seeking determination that cold rolled steel products from Argentina, Brazil, China, Indonesia, Japan, Slovakia, South Africa, Taiwan, Thailand, Turkey, and Venezuela, were being dumped in the U.S. market at below fair market prices. On July 19, 1999, the U.S. International Trade Commission made unanimous affirmative preliminary determinations of a reasonable indication of injury by reason of such imports. The Department of Commerce announced preliminary dumping determinations, which required the posting of dumping duties in November and December of 1999. In January 2000, the Department of Commerce issued a determination that imports of cold rolled steel from six countries were dumped at margins ranging from 17% to 81%. On March 3, 2000, however, the U.S. International Trade Commission ruled against us, making negative final injury determinations against these six countries, and we expect negative determinations in all six cases. These negative outcomes are likely to result in a continuation of the depressed prices caused by these unfair practices.

GEOGRAPHIC MARKETPLACE FOR FLAT-ROLLED PRODUCTS

UNITED STATES. Our products compete with many integrated hot rolled coil producers, such as National Steel Corp.'s Great Lakes Steel Division, LTV Steel Co., Inc., Ispat/Inland Steel Co., Bethlehem Steel Corp., AK Steel, U.S. Steel, Acme Steel Co. and Beta Steel Corp., as well as a growing number of hot rolled mini-mills, such as Nucor's Crawfordsville, Indiana and Hickman, Arkansas facilities, Gallatin Steel Company's mini-mill in Ghent, Kentucky, BHP/Northstar's facility in Delta, Ohio and TRICO Steel's mini-mill in Alabama. These mini-mills have low cost structures and flexible production capabilities more closely akin to ours than to the integrated producers. Despite significant reductions in steel production capacity by major U.S. producers over the last decade, the U.S. industry continues to be adversely affected, from time to time, by excess world capacity. Recent improved production efficiencies also have further increased overall production capacity in the U.S. Increased industry overcapacity, coupled with economic recession, could intensify an already competitive environment.

Over the last decade, extensive downsizings have necessitated costly restructuring charges that, when combined with highly competitive market conditions, have resulted at times in substantial losses for some U.S. steel producers. A number of U.S. steel producers have gone through bankruptcy reorganization. These reorganizations have resulted in somewhat reduced capital costs for these producers and may permit them to price their steel products at levels below those that they could have otherwise maintained.

Our penetration into the total flat-rolled steel market is limited by geographic considerations, to some extent by gauge and width of product specifications, and by metallurgical and physical quality requirements. Based on product type and geographic location, we believe that we most closely compete with the following mini-mills: Nucor's Crawfordsville, Indiana facility, Gallatin Steel's Ghent, Kentucky facility, BHP/Northstar's Delta, Ohio facility, and, to a more limited extent, Nucor's Hickman, Arkansas facility, Nucor's Berkeley County, South Carolina facility, and TRICO Steel's facility in northern Alabama. Each of these mills will produce hot rolled product. However, only an affiliate of BHP/Northstar in Delta, Ohio is producing hot rolled galvanized product, and only Nucor's Crawfordsville, Indiana facility is producing cold rolled and cold rolled galvanized products.

NON-UNITED STATES. Our products compete with many foreign producers. Competition from foreign producers is typically strong, but during 1998 and 1999, domestic steel producers, including us, have been adversely affected by illegally dumped imports. As previously described herein, a number of U.S. steel companies, including us, as well as the United Steelworkers of America, filed complaints with the U.S. International Trade Commission and the U.S. Department of Commerce seeking determinations that hot rolled carbon steel and cold rolled steel products from various countries were being dumped in the U.S. market at below fair market prices. We were successful with respect to the hot rolled cases and as a result, we expect imports from Japan, Brazil and Russia to decrease from approximately 7 million tons in 1998, to between 500,000 and 1 million tons for 1999 and the next five years. We were unsuccessful with respect to the cold rolled cases and on March 3, 2000, the ITC made negative final injury determinations. These negative outcomes are likely to result in a continuation of the depressed prices caused by these unfair practices.

GEOGRAPHIC MARKETPLACE FOR STRUCTURAL PRODUCTS

UNITED STATES. Our structural products will compete with a sizable number of electric furnace steelmakers, some of which have cost structures and flexible management cultures similar to our own. Notable competitors include Nucor Steel in Berkeley, South Carolina; Nucor-Yamato Steel in Blytheville, Arkansas; TXI-Chapparal Steel in Midlothian, Texas and in Petersburg, Virginia; Birmingham Steel in Cartersville, Georgia; and Northwestern Steel and Wire in Sterling, Illinois. Unlike the market for flat rolled products, in which mills typically sell a higher percentage of their products in close proximity to the mill, the market for structural products is considered national in nature.

        NON-UNITED STATES. During the late 1980's, structural steel imports averaged 1.7 million tons annually. While that average volume declined to less than 0.7 million tons during the first half of the 1990's, structural steel imports have risen steadily in recent years to 2.1 million tons in 1998 of which
1.6 million tons were imported from Germany, Japan, South Korea and Spain. The impact of these imports, and the question of whether these imports were traded fairly, has been directed to the International Trade Commission and the Department of Commerce by Nucor-Yamato Steel, Northwestern Steel and TXI-Chapparal Steel in a recently filed antidumping suit.

GEOGRAPHIC MARKETPLACE FOR RAIL

UNITED STATES. The rail market is presently served by two producers: Rocky Mountain Steel, a division of Oregon Steel Mills, Inc. in Pueblo, Colorado, and Pennsylvania Steel Technologies, a subsidiary of Bethlehem Steel Corporation in Steelton, Pennsylvania. Each of these producers has the capability to produce either standard or premium rail. Our rail products would compete with these producers.

NON-UNITED STATES. Our rail products would compete with similar products from a number of high quality integrated and electric furnace steel producers in Europe and Asia, including British Steel and Nippon Steel.

ENVIRONMENTAL MATTERS

Our operations are subject to substantial and evolving environmental laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water, noise control and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. In particular, we are dependent upon both state and federal permits regulating discharges into the air or into the groundwater in order to be permitted to operate our facilities. Presently, we are not able to commence construction of our planned structure and rail mill facility in Whitley County, Indiana because opponents of that facility have appealed the issuance of a key air permit to us and we are not permitted to proceed until those appeals have been adjudicated. We believe that in all current respects our facilities are in material compliance with all provisions of federal and state laws concerning the environment and we do not believe that future compliance with such provisions will have a material adverse effect on our results of operations, cash flows or financial condition. Since environmental laws and regulations are becoming increasingly stringent, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The cost for current and future environmental compliance may also place U.S. steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations.

Under CERCLA, the Environmental Protection Agency, known as the "EPA," has the authority to impose joint and several liability for the remediation of contaminated properties upon generators of waste, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. Many states, including Indiana, have statutes and regulatory authorities similar to CERCLA and to the EPA. We have a hazardous waste hauling agreement with Autumn Industries. We also have a hazardous waste disposal agreement with Environsafe Services of Ohio, Inc. to properly dispose of our flue dust, ash, and other waste products of steelmaking, which are classified as hazardous, but there can be no assurance that, even though there has been no fault by us, we may not still be cited as a waste generator by reason of an environmental clean up at a site to which our waste products were transported.

EMPLOYEES

Our work force consisted of 644 employees at December 31, 1999, of which 62 were employed by Iron Dynamics. Our employees are not represented by labor unions. We believe that our relationship with our employees is excellent.

FOREIGN EXPORT SALES

Of our total net sales in 1999, 1998 and 1997, sales outside the continental United States accounted for less than 1%. We appointed Salzgitter AG, a successor to Preussag Stahl AG, as our preferred distributor for all sales to customers outside the United States, Canada and Mexico. Under the Salzgitter Purchasing Agreement, if we wish to sell in the Export Territory, we must notify Salzgitter of the products available for sale and the price of these products. Salzgitter must then use its best efforts to solicit these sales and to present us with any purchase orders for the product, which we may then accept or reject. Sales within the Export Territory are for Salzgitter's own account, regardless of whether Salzgitter is purchasing for its use or for resale. If we receive an unsolicited offer to purchase any products from a prospective customer in the Export Territory, we must notify Salzgitter of the terms and Salzgitter has a right of first refusal to effect the purchase. For sales in the Export Territory, Salzgitter is entitled to a sales commission in addition to any other applicable discounts or rebates.

We have also entered into a "second look" export sales agreement for such international sales with Sumitomo Corporation of America ("Sumitomo") for export sales not handled by Salzgitter. Sumitomo is also a stockholder in our company. Sumitomo has also entered into an agreement with our Iron Dynamics subsidiary under which Iron Dynamics has agreed to sell to or through Sumitomo up to 50% of any direct reduced iron that it manufactures starting in 1998 and which we do not retain for our own consumption.

In addition, our Iron Dynamics subsidiary has entered into a license agreement with Sumitomo pursuant to which Sumitomo is authorized, on an exclusive world-wide basis (except for the U.S. and Canada), and subject to certain exception, to sub-license others or to use any proprietary know-how or other intellectual property related to the project. Such license rights contemplate that Sumitomo will build and construct plants using this technology for itself or for others.

ITEM 2.   PROPERTIES

NEW CORPORATE OFFICES

We currently lease 5,611 square feet of office space at 7030 Pointe Inverness Way, Suite 310, Fort Wayne, Indiana, on a year-to-year lease, as a corporate headquarters. During 1998, we purchased a 10-acre tract of land at the junction of Interstate 69 and Indiana State Road 14 in Aboite Township on the southwest side of Fort Wayne, on which we anticipate locating our new corporate offices. Recently, the building moratorium affecting all new construction in Aboite Township, relating to the current inadequacy of water and sewage service in the area, was lifted and we commenced construction in the fourth quarter of 1999 of a planned 50,000 square foot multi-story office building, of which we anticipate utilizing approximately 10,000 square feet for our own corporate purposes and leasing out the balance to commercial tenants. We anticipate completion of construction in the second half of 2001.

BUTLER MILL

Our plant and administrative offices that serve our Butler mill are located on approximately 840 acres, in Butler, DeKalb County, Indiana. The production facilities consist of a series of contiguous buildings that represent distinct production activities. The meltshop portion of the building consists of approximately 140,000 square feet and houses the melting and casting operations. The tunnel furnace consists of approximately 54,500 square feet, and the hot mill building that houses the rolling operations consists of approximately 290,000 square feet. The continuous pickle line building, which connects the hot mill building and the cold mill building, consists of approximately 51,000 square feet. The remaining portion of the cold mill building that houses two hot-dipped galvanizing lines, a semi-tandem two-stand reversing mill, batch annealing furnaces and a temper mill encompasses over 516,000 square feet. An addition to the meltshop building was added in 1998 to accommodate our second caster, a second tunnel furnace and coiler, and various other peripheral equipment.

Office buildings on site consist of a general administrative office building, a building for hot rolling, engineering and safety employees, a cold mill office building, a melting/casting office building, a shipping office and an employee services building.

Other support facilities include a bag house and a water treatment system with buildings located at various places in the plant. The bag house captures the gasses from the melting operation and cleans them to comply with all federal emission standards. The water treatment system cleans, cools and recirculates the water used by the plant in various processes.

We consider its manufacturing and operating facilities adequate for our needs for the foreseeable future.

IRON DYNAMICS FACILITY

Iron Dynamics's facility is located on approximately 26 acres that are leased from us under a long-term lease at nominal consideration. In addition, Iron Dynamics internally has constructed approximately two miles of railroad tracks, approximately one mile of which is devoted to creating a loop track so that an entire unit train, consisting of engines and no less than eighty rail cars, can cost effectively service the site.

There are five main buildings that comprise the Iron Dynamics facility. They are the coal plant, consisting of 6,500 square feet, the ore plant consisting of 30,000 square feet, the rotary hearth/submerged arc furnace building consisting of 75,000 square feet, and the utilities building which consists of 15,000 square feet. The rotary hearth furnace/submerged arc furnace building is served by an automated 100-ton capacity crane.

ADDITIONAL LAND IN BUTLER, INDIANA

Over the past year, we have purchased additional unimproved farmland contiguous or in close proximity to our Butler mill. This additional land consists of 135 acres.

WHITLEY COUNTY STRUCTURAL MILL

Our proposed Whitley County structural mill will be situated on a 470-acre tract of land in Whitley County, 30 acres of which have been set aside for use as wetland mitigation for the project. The new site is immediately south of U.S. Highway 30 between County Road 700 East and County Road 800 East. The southern boundary of the site is a CSX Transportation railroad line with access rights allowed to the Norfolk Southern Corporation railway.

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

The rail manufacturing facility, when completed, will be added to the rolling mill building. We estimate that the additional facilities to house the rail manufacturing operation will consist of approximately 200,000 square feet.

Additional buildings planned for the structural mill include an administration office building and an employee service building, all of which are in the process of being designed.

ITEM 3.  LEGAL PROCEEDINGS

We have been sued in a total of eight separate but related lawsuits, aggregating approximately $240 million in claims (one of which is a duplicative filing) in either state or federal courts in California, New York, New Jersey, Minnesota, Connecticut and Illinois. The suits have been brought by various institutional investors which purchased certain high risk notes or "junk bonds" issued in March 1998 by two affiliates of Nakornthai Strip Mill Public Company, Limited, or "NSM," a Thailand owner and operator of a steel mini-mill project. Our president, Keith E. Busse, has also been named as a defendant in the New Jersey and Connecticut (duplicative) cases. Under our company's bylaws and pursuant to authorization of our board of directors, Mr. Busse is entitled to be indemnified by us for any costs or expenses that he may incur, as well as in respect of any judgments that may be rendered against him in connection with this litigation, subject to applicable legal procedures required by the Securities and Exchange Commission for submission of any such indemnity claim, if asserted, to a court of appropriate jurisdiction for a determination of whether such indemnity claim is against public policy as expressed in the Securities Act of 1933.

The purchases were part of a U.S. $452 million financing marketed and sold to these and other institutional investors in a privately placed non-registered offering, pursuant to the SEC's Regulation D, and then resold by NatWest Capital Markets Limited, McDonald & Company Securities, Inc., PaineWebber Incorporated and ECT Securities Corp. pursuant to SEC Rule 144A.

Although we were neither an issuer, a guarantor, a seller or an investment banker with respect to these notes, did not draft any of the offering materials in connection with the offering, were not listed as an expert, did not render any reports or evaluations of NSM prior to the offering; and only had a contractual relationship with the NSM mini-mill project--as a technical and operational advisor and consultant from and after the close of the financing--we have nonetheless been named as defendants on the basis of a variety of alleged state or federal statutory and common law fraud and related claims that posit that the plaintiffs were misled into purchasing and overpaying for the notes by reason of various alleged misrepresentations or omissions in the offering materials, or at one or more of the "road shows" in connection with the offering (some of which were attended by Mr. Busse).

We deny any liability in connection with these cases, believe that we have ample legal and factual defenses and will defend ourselves in each such case to the limit of our ability.

The eight pending lawsuits include Farallon Capital Partners, LP, et al v. Gleacher & Co., Inc., et al filed in the Superior Court of the State of California for the County of Los Angeles - Central District in August 1999 as Case No. BC 215260 (involving a $33 million claim); Merrill Lynch Global Allocation Fund, Inc., et al v. Natwest Finance, Inc., et al filed in the Superior Court of New Jersey, Law Division - Middlesex County, as Case No. MID-L-8457-99 in September 1999 (involving an $85 million claim), which also names a number of individuals as defendants, including our president, Keith E. Busse; a duplicative lawsuit covering approximately half of the claims in the Merrill Lynch New Jersey lawsuit, filed in the Superior Court for the Judicial District of Fairfield at Bridgeport, Connecticut, also in September 1999, under the caption Turnberry Capital Partners, LP, et al v. Natwest Finance, Inc. et al, which we anticipate will either be dismissed in its entirety or, if it proceeds, would transfer $42 million of the Merrill Lynch claims to Turnberry and would reduce the claim in the Merrill Lynch New Jersey litigation to $43 million; Zuri-Invest AG v. Nat West Finance, Inc., et al, filed in the United States District Court for the District of Minnesota, Fourth Division, as Civil File No. 99-CV-1452 DWF/AJB in September 1999 (involving an approximate $2 million claim); IDS Bond Fund, Inc., et al v. Gleacher Natwest, Inc., et al, also filed in the United States District Court for the District of Minnesota, Fourth Division, as Civil File No. 99-116 MJD/JGL (involving a $62 million claim); Gabriel Capital, LP, et al v. Natwest Finance, Inc., et al, filed in the United States District Court for the Southern District of New York in October 1999 as Cause No. 99-CV-10488 (SAS) (involving an approximate $15 million claim); Legg Mason Income Trust, Inc., et al v. Gleacher & Co., Inc., et al, filed in October 1999 in the Superior Court of the State of California for the County of Los Angeles - Central District as Case No. BC 218294 (a $5 million claim); and Kemper High Yield Series - Kemper High Yield Fund, et al v. Gleacher Natwest, Inc., et al, filed November 24, 1999 in the Circuit Court of Cook County, Illinois as Cause No. 99L13363 (a $42 million claim).

There is also a peripheral lawsuit pending in the Court of Common Pleas of Cuyahoga County (Cleveland) Ohio, as Case No. 385421, in which John W. Schultes, the former president and chief executive officer of NSM, has sued both McDonald and us for damages "in excess of $25,000," alleging that we bear contractual responsibility for causing his termination of employment and that we slandered his reputation. We deny that we have any liability to Mr. Schultes in connection with this lawsuit.

In several unrelated matters, our Iron Dynamics subsidiary has brought several lawsuits relating to the construction of its plant facility in Butler, Indiana:

In February 1999, we brought a lawsuit in the Superior Court of DeKalb County, Indiana, against Taft Contracting Company, Inc. The complaint is for damages and for a declaration of rights that a mechanic's lien for approximately $1.0 million filed in November 1998 by Taft, a former contractor working on the Iron Dynamics plant construction project, is invalid and should be declared null and void. The Taft lien covers alleged "extras," which Iron Dynamics contends are unsupportable under the contract, and we consider the lien to be entirely without merit. The lien was subsequently bonded and discharged.

Also, in January 2000, we brought a lawsuit in the United States District Court, Northern District of Indiana, Fort Wayne Division, against Dover Conveyer, Inc. The complaint is for damages and for a declaration that the iron ore, coal and limestone conveying system manufactured by Dover does not comply with contractual specifications. We seek an order requiring Dover to honor its warranty and cure the defects. Dover has filed a counterclaim for damages totaling approximately $200,000 for retainages and out-of-pocket expenses. Iron Dynamics contends that Dover's counterclaim is entirely unsupportable under the contract.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our common stock trades on The Nasdaq Stock Market under symbol STLD. The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

      1999                             High                 Low
      ----                         -----------            -------

         First Quarter              $17.125                $11.750
         Second Quarter              21.250                 14.750
         Third Quarter               18.250                 14.750
         Fourth Quarter              18.000                 12.438

      1998                             High                 Low
      ----                         -----------            -------
         First Quarter              $21.813               $16.000
         Second Quarter              23.750                13.625
         Third Quarter               15.438                10.500
         Fourth Quarter              15.375                 9.375

As of March 24, 2000 we had 48,018,683 shares of common stock outstanding and held beneficially by approximately 16,550 stockholders. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 900) is not representative of the number of beneficial holders.

On December 11, 1997, the Board of Directors authorized us to repurchase up to 5% of its Common Stock. Under the program, shares may be purchased from time to time at prevailing market prices. As of March 24, 2000, we had repurchased 1,294,100 shares at an average price of approximately $15 per share of which 1,219,100 shares were purchased during 1998. No shares were purchased during 1999.

We have never declared or paid cash dividends on our Common Stock. We anticipate all future earnings will be retained to finance the expansion of our business and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and plans for expansion. In addition, pursuant to our restated Credit Agreement dated as of June 30, 1997, with Mellon Bank, N.A. and other participating banks, we may only pay dividends in an aggregate cumulative amount not exceeding cumulative net income for the period from January 1, 1997 through the then most recently completed fiscal quarter.

In addition, Iron Dynamics, Inc., our wholly-owned subsidiary, is restricted pursuant to its credit agreement from declaring or making any dividends except in the event certain covenants are met, and then only in certain amounts.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our audited consolidated financial data as of and for each of the five years in the period ended December 31, 1999. You should read the following data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements appearing elsewhere in this Form 10-K.

You should read the following information in conjunction with the data in the table on the following page:

   -  Commercial grade production began January 2, 1996.

   - Our 1996 extraordinary loss of $7.3 million consisted of prepayment penalties and the write off of capitalized financing costs associated with prepayment of our outstanding subordinated notes.

   - Our 1997 extraordinary loss of $7.6 million (net of tax benefit of $5.1 million) consisted of prepayment penalties and the write off of capitalized financing costs associated with the amendment of our credit facility, effective June 30, 1997.

   - Operating profit per ton represents operating income before start-up costs divided by net ton shipments.

   - Hot band production refers to our total production of finished coiled product. Prime tons refer to hot bands produced, which meet or exceed quality standards for surface, shape and metallurgical properties.

   - Yield percentage refers to tons of finished product divided by tons of raw materials.

   - Effective capacity utilization is the ratio of tons produced for the operational month to the operational month's capacity. For the data disclosed in the periods ended December 31, 1996 and 1997, we used an annual capacity of 1.4 million tons for this calculation. For the data disclosed in the periods ended December 31, 1998 and 1999, we used an annual capacity of 2.2 million tons.

                                                                           YEARS ENDED DECEMBER 31
                                                  -------------------------------------------------------------------------
                                                     1999            1998            1997            1996            1995
                                                  ---------       ---------       ---------       ---------       ---------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)

STATEMENT OF OPERATIONS DATA:

Net sales ..................................      $ 618,821       $ 514,786       $ 420,132       $ 252,617       $     137
Cost of goods sold .........................        487,629         428,978         330,529         220,563           3,169
                                                  ---------       ---------       ---------       ---------       ---------
    Gross profit (loss) ....................        131,192          85,808          89,603          32,054          (3,032)
Selling, general and administrative expenses         42,441          20,637          24,449          13,838          13,580
                                                  ---------       ---------       ---------       ---------       ---------
    Income (loss) from operations ..........         88,751          65,171          65,154          18,216         (16,612)

Interest expense ...........................        (22,178)        (17,538)         (7,697)        (22,684)           (564)
Other income (expense) .....................         (1,294)          4,993           1,914           1,909          (2,712)
                                                  ---------       ---------       ---------       ---------       ---------
    Income (loss) before income taxes
      and extraordinary loss ...............         65,279          52,626          59,371          (2,559)        (19,888)
Income tax expense .........................         25,849          20,942           7,813               -               -
                                                  ---------       ---------       ---------       ---------       ---------
    Income (loss) before extraordinary loss          39,430          31,684          51,558          (2,559)        (19,888)
Extraordinary loss, net of tax .............              -               -          (7,624)         (7,271)              -
                                                  ---------       ---------       ---------       ---------       ---------
    Net Income (loss) ......................      $  39,430       $  31,684       $  43,934       $  (9,830)      $ (19,888)
                                                  =========       =========       =========       =========       =========

BASIC EARNINGS PER SHARE:

Income (loss) before extraordinary loss ....      $    0.82       $    0.65       $    1.07       $   (0.07)      $   (0.62)
Extraordinary loss .........................              -               -           (0.16)          (0.21)              -
                                                  =========       =========       =========       =========       =========
Net income (loss) ..........................      $    0.82       $    0.65       $    0.91       $   (0.28)      $   (0.62)
                                                  =========       =========       =========       =========       =========

DILUTED EARNINGS PER SHARE:

Income (loss) before extraordinary loss ....      $    0.82       $    0.65       $    1.06       $   (0.07)      $   (0.62)
Extraordinary loss .........................              -               -           (0.16)          (0.21)              -
                                                  =========       =========       =========       =========       =========
Net income (loss) ..........................      $    0.82       $    0.65       $    0.90       $   (0.28)      $   (0.62)
                                                  =========       =========       =========       =========       =========


                                                                                              DECEMBER 31
                                                                      -------------------------------------------------------------
                                                                         1999         1998         1997         1996        1995
                                                                      ----------   ----------   ----------   ----------  ----------
BALANCE SHEET DATA (IN THOUSANDS):

Cash and cash equivalents ...........................................$   16,615   $    5,243   $    8,618   $   57,460   $    6,884
Working capital .....................................................   155,226      162,117       58,774       95,873      (14,488)
Net property, plant and equipment ...................................   742,787      665,872      491,859      339,263      274,197
Total assets ........................................................   991,556      907,470      640,882      522,291      320,679
Long-term debt (including current maturities) .......................   505,963      483,946      219,541      207,343      223,054
Stockholders' equity ................................................   391,370      351,065      337,595      264,566       62,972


OTHER DATA:

Operating profit per net ton shipped ................................$       58   $       50   $       61   $       23
Shipments (net tons) ................................................ 1,869,714    1,416,950    1,205,247      793,848
Hot band production (net tons) ...................................... 1,938,234    1,425,699    1,181,983      814,561
Prime ton percentage - hot band .....................................      94.2         95.3         95.3         89.0
Yield percentage - hot band .........................................      87.8         87.7         89.0         87.4
Effective capacity utilization - hot band ...........................      88.1         79.2         84.4         58.2
Man-hours per hot band net ton produced .............................       .41          .55          .56          .71
Shares outstanding at year end, net of shares held in treasury (000s)    47,971       47,864       49,056       47,803
Number of employees .................................................       644          591          425          293

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties, and our actual results could differ materially from those discussed in the forward-looking statement. Some of these risks and uncertainties are enumerated in the discussion under the headings "Forward Looking Statements" and "Risk Factors That May Affect Future Operations" set forth in Item 1, of this Report as well as incorporated by reference herein from "Exhibit 99.1" to this Report. You should also read the following discussion in conjunction with "Selected Financial Data" and our consolidated financial statements appearing elsewhere in this filing.

OVERVIEW

We operate a technologically advanced flat-rolled steel mini-mill in Butler, Indiana with an annual production capacity of 2.2 million tons. We manufacture and market a broad range of high quality flat-rolled carbon steel products. We sell hot rolled, cold rolled and coated steel products, including high strength low alloy and medium carbon steels. We sell these products directly to end users and through steel service centers primarily in the Midwestern United States. Our products are used for various applications, including automotive, appliance, manufacturing, consumer durable goods, industrial machinery and various other applications.

In addition to our flat-rolled mini-mill, we are completing a second facility, preparing to build a third and investing in a steel fabrication plant. Our second facility, operated by our subsidiary, Iron Dynamics Inc., involves the pioneering of a process to produce direct reduced iron, which is then converted into liquid pig iron, a high quality, lower-cost steel scrap substitute for use in our flat-rolled facility. Iron Dynamics is contiguous to our flat rolled mini-mill. During 1999, we determined that Iron Dynamics would require design modifications to obtain its fully intended operating functionality. The modifications are planned to occur during the second half of 2000, until which time Iron Dynamics will operate at limited production levels.

Our third facility, a planned structural and rail mill, and an investment in New Millennium Building Systems, LLC, (NMBS) provide an opportunity for further product diversification and market penetration. Upon completion of the structural and rail mill, which we estimate to be in the first half of 2001, we plan to manufacture structural steel beams, pilings and rails for the construction and railroad markets. In addition, our investment in New Millennium provides a like opportunity for our steel to access the non-residential construction markets with steel joists, trusses and girders and roof and floor decking products.

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

COST OF GOODS SOLD

Our cost of goods sold represents all direct and indirect costs associated with the manufacture of our flat- rolled carbon steel, and hot-rolled, cold-rolled and coated products. The principal elements of these costs are:

 - Alloys                                        - Electricity
 - Natural gas                                   - Oxygen
 - Argon                                         - Electrodes
 - Steel scrap and scrap substitutes             - Depreciation
 - Direct and indirect labor and benefits

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

OTHER INCOME (EXPENSE)

Other income consists of interest income earned on our cash balance and any other non-operating income activity. Other expense consists of any non-operating costs, including permanent impairments of reported investments.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net Sales. Our net sales were $618.8 million, with shipments of 1.9 million net tons for the year ended December 31, 1999, as compared to net sales of $514.8 million, with shipments of 1.4 million net tons for the year ended December 31, 1998, an increase in net sales of $104.0 million, or 20%. These increases were attributable in part to increased volumes of 453,000 net tons, or 32%, which were offset by a decrease of approximately $32, or 9% in our average price per ton, for the year ended December 31, 1999, as compared to the same period in 1998.

Approximately 19% and 21% of our net sales for 1999 and 1998, respectively, were purchased by Heidtman Steel Products, Inc. (or affiliates).

Cost of Goods Sold. Cost of goods sold was $487.6 million for the year ended December 31, 1999, as compared to $429.0 million for the year ended December 31, 1998, an increase of $58.6 million, or 14%. This increase was primarily attributable to increased volumes. Steel scrap represented approximately 49% and 50% of our total cost of goods sold for the year ended December 31, 1999 and 1998, respectively. Our costs associated with steel scrap averaged $25 per ton less during 1999 than during 1998; however, we began to experience rising scrap prices during the fourth quarter of 1999. As a percentage of net sales, cost of goods sold represented approximately 78% and 83% for the years ended December 31, 1999 and 1998, respectively, reflecting our constant focus on production efficiencies and cost savings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $42.4 million for the year ended December 31, 1999, as compared to $20.6 million for the year ended December 31, 1998, an increase of $21.8 million, or 106 %. This increase was partially attributable to an increase in start-up costs related to our expansion projects. Start-up costs related to our structural mill project, NMBS project and IDI were $19.0 million for the year ended December 31, 1999, as compared to $5.8 million for the year ended December 31, 1998, an increase of $13.2 million.

In March 1998, we entered into a ten-year Reciprocal License and Technology Sharing Agreement with NSM. This agreement provided NSM with the right to use our technology in exchange for shares and warrants of NSM valued at $15.5 million and reimbursement for our costs related to withholding taxes of approximately $3.0 million. We deferred the income related to these agreements to be recognized into income ratably over the ten-year term of the agreements. Concurrently, we entered into a ten-year Management Advisory and Technical Assistance Agreement to provide training and advice to a management company under contract with NSM to manage NSM's mill. We were to receive $2.0 million annually for this service. This fee was recorded as a reduction to selling, general and administrative costs to offset our out-of-pocket expense incurred in performing these services. Effective December 31, 1998, we terminated our agreements with NSM, resulting in our recognition of the associated deferred revenue. At the same time, we recorded an impairment loss due to a decrease in the value of our NSM stock at December 31, 1998. The net effect of these transactions was immaterial to our results of operations during 1998. Our relationship with Nakornthai Strip Mill Public Co. Limited (NSM) also accounted for a $5.2 million nonrecurring reduction of 1998 selling, general and administrative expenses.

As a percentage of net sales, selling, general and administrative expenses represented approximately 7% and 4% for the years ended December 31, 1999 and 1998, respectively.

Interest Expense. Interest expense was $22.2 million for the year ended December 31, 1999, as compared to $17.5 million for the year ended December 31, 1998, an increase of $4.7 million, or 27%. This increase was the direct result of increased borrowings utilized to finance our past expansion projects and was partially offset by an increase in capitalized interest of $6.2 million, or 89%, for the year ended December 31, 1999 as compared to the same period in 1998.

Other Income (Expense). For the year ended December 31, 1999, other income was $818,000, as compared to $5.0 million for the year ended December 31, 1998, a decrease of $4.2 million, or 84%. This decrease represented 1998 non-recurring fees received by us in connection with NSM. We terminated our agreements with NSM in December 1998.

For the year ended December 31, 1999, other expense was $2.1 million, of which $1.8 million represented the write off of our cost-basis investment in Qualitech Steel Corporation (Qualitech). Qualitech filed a petition for relief under Chapter 11 of the Bankruptcy Code on March 22, 1999. It is our belief that our investment in Qualitech was permanently and fully impaired at June 30, 1999.

Federal Income Taxes. Our federal income tax provision was $25.8 million for the year ended December 31, 1999, as compared to $20.9 million for the year ended December 31, 1998. This tax provision reflects income tax expense at the statutory income tax rate.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net Sales. Our net sales were $514.8 million, with shipments of 1.4 million net tons for the year ended December 31, 1998, as compared to net sales of $420.1 million, with shipments of 1.2 million net tons for the year ended December 31, 1997, an increase in net sales of $94.7 million, or 23%. The increase in net sales is attributable to increased volumes of 212,000 tons, or 18%, and an increase in our average price per ton of $16, or 4%, for the year ended December 31, 1998 as compared to the same period in 1997.

Approximately 27% and 41% of our net sales for 1998 and 1997, respectively, were purchased by Heidtman Steel Products, Inc. (or affiliates) and Salzgitter AG (or affiliates).

Cost of Goods Sold. Cost of goods sold was $428.9 million for the year ended December 31, 1998, as compared to $330.5 million for the year ended December 31, 1997, an increase of $98.4 million, or 30%. This increase was attributable to increased volumes and an increase in steel scrap prices during the first three quarters of 1998. Our costs associated with steel scrap increased almost $3 per ton during the first three quarters of 1998, then decreased in the fourth quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $20.6 million for the year ended December 31, 1998, as compared to $24.4 million for the year ended December 31, 1997, a decrease of $3.8 million, or 16%. This decrease was partially attributable to a decrease in start-up costs related to our expansion projects. Start-up costs related to our cold mill project, caster project and IDI were $5.8 million for the year ended December 31, 1998, as compared to $6.9 million for the year ended December 31, 1997, a decrease of $1.1 million. Our relationship with NSM also accounted for a $5.2 million nonrecurring reduction of 1998 expense. As a percentage of net sales, selling, general and administrative expenses represented approximately 4% and 6% for the years ended December 31, 1998 and 1997, respectively.

Interest Expense. Interest expense was $17.5 million for the year ended December 31, 1998, as compared to $7.7 million for the year ended December 31, 1997, an increase of $9.8 million, or 128%. This increase was the direct result of increased borrowings utilized to finance our past expansion projects, in conjunction with a $1.1 million decrease in related interest capitalization.

Other Income (Expense). Other income was $5.0 million for the year ended December 31, 1998, as compared to $1.9 million for the year ended December 31, 1997, an increase of $3.1 million, or 161%. This increase was primarily the result of $4.6 million in fees we received for nonrecurring services provided in connection with the NSM agreements.

Federal Income Taxes. Our federal income tax provision was $20.9 million for the year ended December 31, 1998, as compared to $7.8 million for the year ended December 31, 1997, an increase of $13.1 million. The tax provision for 1998 reflected income tax expense at the maximum statutory income tax rates, whereas the provision for 1997 reflects income tax expense at 13%, as a result of the reduction in our deferred tax valuation allowance.

Extraordinary Loss. During 1997 we incurred an extraordinary loss of approximately $7.6 million, net of tax benefit of approximately $5.1 million, in connection with an amendment to our credit agreement, which we entered into on June 30, 1994. Effective June 30, 1997, this agreement was amended to replace our existing $345.0 million credit facility with a new $450.0 million facility. The extraordinary loss consisted of prepayment penalties and the write off of the capitalized financing costs associated with our originally negotiated credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires substantial expenditures for, among other things the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain compliant with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity, long-term borrowings, state and local grants and capital cost reimbursements.

For the year ended December 31, 1999, we received benefits from state and local governments in the form of real estate and personal property tax abatements resulting in a net income effect of approximately $3.5 million. Based on our current abatements, we estimate the remaining annual effect on future operations, net of income tax, to be approximately $3.3 million, $2.8 million, $2.6 million, $2.3 million, $1.9 million, $953,000, $474,000, $358,000,
$137,000, for the years ended December 31, 2000 through 2008, respectively.

For the year ended December 31, 1999, cash provided by operating activities was $114.8 million, as compared to cash used in operating activities of $51.1 million for the year ended December 31, 1998, an increase of $165.9 million. Decreased inventory levels, which were the result of elevated 1998 raw material levels, primarily drove this increase. Cash used in investing activities was $126.3 million, of which $126.7 represented capital investments, for the year ended December 31, 1999, as compared to $197.0 million, of which $194.1 million represented capital investments, for the year ended December 31, 1998. Approximately 64% of our capital investment costs incurred during 1999 were utilized in site preparation and other pre-construction activities for the structural mill. Cash provided by financing activities was $22.9 million for the year ended December 31, 1999, as compared to $244.7 million for the year ended December 31, 1998. This decrease in funds provided was the direct result of our utilization of increased cash from operations in relation to our additional borrowings.

At December 31, 1999, our amended credit agreement consisted of a $450.0 million credit facility, comprised of a $250.0 million five-year revolving credit facility (which is subject to a borrowing base), and two $100.0 million five-year term loans amortizable in eight equal quarterly installments beginning September 30, 2002.

During the first half of 1999, we received approval from our bank group to loan an additional $25.0 million to IDI for costs related to both the facility's completion and repairs and improvements resulting from the submerged arc furnace breakout which occurred in May 1999. As of December 31, 1999, we had distributed these approved funds to IDI in their entirety.

IDI has a credit agreement with a group of banks, consisting of a $65.0 million credit facility, as last amended in the "Fifth Amendment and Waiver to Credit Agreement" dated March 29, 2000, comprised of a $10.0 million, three-year revolving credit facility, subject to a borrowing base, and a $55.0 million eight-year senior term loan facility.

We have other various financing arrangements totaling $56.1 million at December 31, 1999, which are composed of state government municipal bond issues, electric utility development loans and other equipment obligation loans.

We believe the liquidity of our existing cash and cash equivalents, cash from operating activities and our available credit facilities will provide sufficient funding for our working capital and capital expenditure requirements during 2000. However, we may, if we believe circumstances warrant, increase our liquidity through the issuance of additional equity or debt to finance growth or take advantage of other business opportunities.

We have not paid dividends on our common stock.

INFLATION

We believe that inflation has not had a material effect on our results of operation.

ENVIRONMENTAL AND OTHER CONTINGENCIES

We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, such as our planned structural and rail mill project in Whitley County, Indiana, that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and we may become subject to more stringent environmental laws and regulations in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," was originally issued in June 1998 and then was amended by SFAS No. 137 in June 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. (See Note 1 in the Notes to the Consolidated Financial Statements for further discussion).

IMPACT OF YEAR 2000

We did not experience any material adverse issues or business interruptions arising from the date change to January 1, 2000. During 1999, we completed the process of preparing for Year 2000 issues. As a result of our efforts to date, we have not incurred any material costs and do not expect to incur any future material costs in addressing the Year 2000 issue related to either our products or our business and process control systems, operating equipment with embedded chips or software and third party interfaces.

We have devoted and will continue to devote the resources necessary to ensure that all Year 2000 issues, if any should arise, are properly addressed. However, there can be no assurance that all Year 2000 issues have been detected. Although considered unlikely, unanticipated problems in our mission critical operating systems, including problems associated with non-compliant third parties and disruptions to our customers and suppliers could still occur despite efforts to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table represents the principal cash repayments and related weighted average interest rates by maturity date for our long-term debt as of December 31, 1999 (in millions):

                                                               INTEREST RATE RISK
                            ---------------------------------------------------------------------------------------
                                           FIXED RATE                                     VARIABLE RATE
                            ---------------------------------------         ---------------------------------------
                                                         AVERAGE                                         AVERAGE
Expected Maturity Date:         PRINCIPAL                 RATE                  PRINCIPAL                 RATE
                            ---------------        ----------------         ---------------         ---------------
     2000...............    $        5.2                  7.6%              $        2.7                  7.0%
     2001...............             2.8                  8.0                       16.2                  7.0
     2002...............             3.0                  8.0                       58.3                  7.0
     2003...............             3.5                  8.1                      108.3                  7.0
     2004...............             3.8                  8.2                      247.9                  7.0
     Thereafter.........            37.8                  8.2                       16.5                  7.0
                            ------------                                    ------------
Total...................    $       56.1                                    $      449.9
                            ============                                    ============

Fair Value..............    $       56.1                                    $      449.9
                            ============                                    ============


We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of operations as a component of interest expense.

At December 31, 1999, we had an interest rate swap agreement with a notional amount of $100.0 million. We agreed to make fixed rate payments at 6.935%, for which we will receive LIBOR payments. The maturity date of the interest rate swap agreement is July 2, 2001. A counter party has the right to extend the maturity date to July 2, 2004 at pre-determined interest rates. The fair value of the interest rate swap agreement was estimated to be a liability of $2.0 million, which represents the amount we would have to pay to enter into an equivalent agreement at December 31, 1999.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----

Independent Auditors' Reports................................................    44

Consolidated Balance Sheets as of December 31, 1999 and 1998.................    46

Consolidated Statements of Income for each of the
   three years in the period ended December 31, 1999.........................    47

Consolidated Statements of Stockholders' Equity
   for each of the three years in the period ended December 31, 1999.........    48

Consolidated Statements of Cash Flows for each of the
   three years in the period ended December 31, 1999.........................    49

Notes to Consolidated Financial Statements...................................    50

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel Dynamics, Inc.

We have audited the consolidated balance sheet of Steel Dynamics, Inc. as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 1999 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/S/ Ernst & Young LLP
Fort Wayne, Indiana
January 26, 2000,
except for Note 3, as to which the date is
March 29, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. (the "Company") as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Steel Dynamics, Inc. as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/S/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 1, 1999

                             STEEL DYNAMICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    DECEMBER 31
                                                                                              ----------------------
                                                                                                1999          1998
                                                                                              --------      --------
                                     ASSETS

CURRENT ASSETS:

      Cash and cash equivalents ...........................................................   $ 16,615      $  5,243
      Accounts receivable, net of allowance for doubtful accounts of
            $1,319 and $1,004 as of December 31, 1999 and 1998, respectively ..............     74,642        52,143
      Accounts receivable-related parties .................................................     12,007        13,812
      Inventories .........................................................................    106,742       126,706
      Deferred income taxes ...............................................................     10,987        15,134
      Other current assets ................................................................      4,808         9,675
                                                                                              --------      --------
                  Total current assets ....................................................    225,801       222,713

PROPERTY, PLANT, AND EQUIPMENT, NET .......................................................    742,787       655,872

RESTRICTED CASH ...........................................................................      6,696        12,857

OTHER ASSETS ..............................................................................     16,272        16,028
                                                                                              --------      --------

                  TOTAL ASSETS ............................................................   $991,556      $907,470
                                                                                              ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable ....................................................................   $ 19,622      $ 24,850
      Accounts payable-related parties ....................................................     18,014         9,592
      Accrued interest ....................................................................      4,941         3,267
      Other accrued expenses ..............................................................     20,077        15,954
      Current maturities of long-term debt ................................................      7,921         6,933
                                                                                              --------      --------
                  Total current liabilities ...............................................     70,575        60,596

LONG-TERM DEBT, less current maturities ...................................................    498,042       477,013

DEFERRED INCOME TAXES .....................................................................     29,774        18,796

MINORITY INTEREST .........................................................................      1,795             -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

      Class A common stock voting, $.01 par value; 100,000,000 shares authorized; 49,265,078 and 49,158,279 shares issued and outstanding
            as of December 31, 1999 and 1998, respectively ................................        493           492
      Treasury stock, at cost; 1,294,100 shares ...........................................    (19,650)      (19,650)
      Additional paid-in capital ..........................................................    335,237       334,363
      Retained earnings ...................................................................     75,290        35,860
                                                                                              --------      --------
                  Total stockholders' equity ..............................................    391,370       351,065
                                                                                              --------      --------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................   $991,556      $907,470
                                                                                              ========      ========






                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               YEAR ENDED DECEMBER 31
                                                           -------------------------------------------------------------
                                                                 1999                    1998                    1997
                                                           --------------          --------------          -------------
Net sales:

      Unrelated parties..................................  $     498,723           $     374,329           $     246,465
      Related parties....................................        120,098                 140,457                 173,667
                                                           -------------           -------------           -------------
   Total net sales.......................................        618,821                 514,786                 420,132
Cost of goods sold.......................................        487,629                 428,978                 330,529
                                                           -------------           -------------           -------------
   Gross profit   .......................................        131,192                  85,808                  89,603
Selling, general and administrative expenses.............         42,441                  20,637                  24,449
                                                           -------------           -------------           -------------
   Operating income......................................         88,751                  65,171                  65,154

Interest expense  .......................................        (22,178)                (17,538)                 (7,697)
Other income (expense)...................................         (1,294)                   4,993                  1,914
                                                           -------------           --------------          -------------
   Income before income taxes and extraordinary loss.....         65,279                  52,626                  59,371
Income tax expense.......................................         25,849                  20,942                   7,813
                                                           -------------           -------------           -------------
   Income before extraordinary loss......................         39,430                  31,684                  51,558
Extraordinary loss, net of $5,083 deferred tax benefit...              -                       -                  (7,624)
                                                           -------------           -------------           -------------
   Net income............................................  $      39,430           $      31,684           $      43,934
                                                           =============           =============           =============


BASIC EARNINGS PER SHARE:

   Income before extraordinary loss......................  $        0.82           $        0.65           $        1.07
   Extraordinary loss....................................              -                       -                   (0.16)
                                                           -------------           -------------           -------------
   Net income............................................  $        0.82           $        0.65           $        0.91
                                                           =============           =============           =============
Weighted average common shares outstanding...............         47,914                  48,462                  48,343
                                                           =============           =============           =============

DILUTED EARNINGS PER SHARE:

   Income before extraordinary loss......................  $        0.82           $        0.65           $        1.06
   Extraordinary loss....................................              -                       -                   (0.16)
                                                           -------------           -------------           -------------
   Net income............................................  $        0.82           $        0.65           $        0.90
                                                           =============           =============           =============
Weighted average common shares and
      share equivalents outstanding......................         48,153                  48,868                  48,843
                                                           =============           =============           =============


                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                        ADDITIONAL
                                                              COMMON       PAID-IN       RETAINED      TREASURY
                                              SHARES          STOCK        CAPITAL       EARNINGS        STOCK          TOTAL
                                             ---------      ---------     ---------     ---------      ---------      ---------
BALANCES AT JANUARY 1, 1997 ............        47,803      $     478     $ 303,846     $ (39,758)    $        -      $ 264,566

Issuance of shares (net of expenses) and
  exercise of stock options, including
  related tax effect ...................         1,328             13        30,318             -              -         30,331
Purchase of treasury stock .............           (75)             -             -             -         (1,236)        (1,236)
Net income .............................             -              -             -        43,934              -         43,934
                                             ---------      ---------     ---------     ---------      ---------      ---------

BALANCES AT DECEMBER 31, 1997 ..........        49,056            491       334,164         4,176         (1,236)       337,595

Exercise of stock options, including
  related tax effect ...................            27              1           199             -              -            200
Purchase of treasury stock .............        (1,219)             -             -             -        (18,414)       (18,414)
Net income .............................             -              -             -        31,684              -         31,684
                                             ---------      ---------     ---------     ---------      ---------      ---------

BALANCES AT DECEMBER 31, 1998 ..........        47,864            492       334,363        35,860        (19,650)       351,065

Exercise of stock options, including
  related tax effect ...................           107              1           874             -              -            875
Net income .............................             -              -             -        39,430              -         39,430
                                             ---------      ---------     ---------     ---------      ---------      ---------

BALANCES AT DECEMBER 31, 1999 ..........        47,971      $     493     $ 335,237     $  75,290      $ (19,650)     $ 391,370
                                             =========      =========     =========     =========      =========      =========



                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31
                                                                                ---------------------------------------
                                                                                   1999           1998           1997
                                                                                ---------      ---------      ---------

OPERATING ACTIVITIES:

      Net income ..........................................................     $  39,430      $  31,684      $  43,934
      Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:

            Depreciation and amortization .................................        39,269         30,675         24,051
            Loss on disposal of property, plant and equipment .............           115              -              -
            Deferred income taxes .........................................        15,125          9,989         (6,326)
            Minority interest .............................................         1,795              -              -
            Extraordinary loss ............................................             -              -         11,019
            Changes in certain assets and liabilities:

                  Accounts receivable .....................................       (20,694)       (21,280)       (12,215)
                  Inventories .............................................        19,964        (66,543)         5,748
                  Other assets ............................................        10,816        (18,863)          (819)
                  Accounts payable ........................................         3,194        (20,258)        13,513
                  Accrued expenses ........................................         5,797          3,536          6,749
                                                                                ---------      ---------      ---------
                        Net cash provided by (used in) operating activities       114,811        (51,060)        85,654
                                                                                ---------      ---------      ---------

INVESTING ACTIVITIES:

      Purchases of property, plant and equipment ..........................      (126,673)      (194,131)      (175,193)
      Proceeds from sale of property, plant and equipment .................           374              -              -
      Other ...............................................................             -         (2,836)            36
                                                                                ---------      ---------      ---------
                        Net cash used in investing activities .............      (126,299)      (196,967)      (175,157)
                                                                                ---------      ---------      ---------

FINANCING ACTIVITIES:

      Issuance of long-term debt ..........................................        40,042        270,045         17,079
      Repayments of long-term debt ........................................       (18,025)        (5,721)        (5,030)
      Purchase of treasury stock ..........................................             -        (18,414)        (1,236)
      Issuance of common stock (net of expenses) and proceeds
        and tax benefits from exercise of stock options ...................           875            200         30,331
      Debt issuance costs .................................................           (32)        (1,458)          (483)
                                                                                ---------      ---------      ---------
                        Net cash provided by financing activities .........        22,860        244,652         40,661
                                                                                ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents ..........................        11,372         (3,375)       (48,842)
Cash and cash equivalents at beginning of year ............................         5,243          8,618         57,460
                                                                                ---------      ---------      ---------
Cash and cash equivalents at end of year ..................................     $  16,615      $   5,243      $   8,618
                                                                                =========      =========      =========


                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company) is a domestic manufacturer of steel products with operations in the following businesses.

Steel Operations. The company's core business operates a technologically advanced flat rolled steel mini-mill in Butler, Indiana with an annual production capacity of 2.2 million tons of high quality flat rolled carbon steel products, including hot rolled, galvanized and cold rolled products. The company distributes these products directly to end-users and through steel service centers located primarily in the Midwestern United States. In addition to the Butler facility, the company is constructing a structural and rail mill in Whitley County, Indiana. The company plans to manufacture structural steel beams, pilings and rails for the construction and railroad markets in this facility.

Steel Scrap Substitute and Other Operations. The company's wholly owned subsidiary, Iron Dynamics, Inc. (IDI), produces direct reduced iron, which is then converted into liquid pig iron. Liquid pig iron is a high quality steel scrap substitute used in the company's flat rolled steel mini-mill. During preliminary start-up in 1999, it was determined that IDI would require design modifications to attain its fully intended operating functionality. These modifications are planned to occur during the second half of 2000, until which time IDI will operate at limited production levels. Other steel processing services related to the production of steel joists, trusses, girders, and roof and floor decking will operate through the company's consolidated subsidiary, New Millennium Building Systems, LLC (NMBS), which is currently under construction and is expected to begin production in the first half of 2000.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements of the company include the accounts of SDI and its subsidiaries after elimination of the significant intercompany accounts and transactions. Minority interest represents the minority shareholders' proportionate share in the equity or income of NMBS.

Use of Estimates. The financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto. Actual results could differ from these estimates.

Revenue Recognition. Revenues from sales and allowances for estimated costs associated with returns from these sales are recognized upon shipment.

Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is held by trustees in debt service funds for the repayment of principal and interest related to the company's municipal bonds and for use in certain property, plant and equipment purchases related to the company's revenue bonds.

Derivative Financial Instruments. The company has limited involvement with derivative financial instruments and does not use them for trading purposes. In an effort to manage the company's exposure to fluctuations in interest related to certain debt facilities, the company employs an interest rate swap agreement. The cost associated with the interest rate swap agreement is recognized as interest expense over the term of the hedged obligation.

Inventories. Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following at December 31 (in thousands):

                                           1999                    1998
                                      --------------          --------------
      Raw materials...............    $       46,171          $       78,351
      Supplies....................            39,981                  26,849
      Work in progress............             3,754                   7,449
      Finished goods..............            16,836                  14,057
                                      --------------          --------------
                                      $      106,742          $      126,706
                                      ==============          ==============

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment. Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress and is reduced by proceeds received from state and local government grants and other capital cost reimbursements. Depreciation is provided utilizing the units-of-production method for manufacturing plant and equipment and the straight-line method for non-manufacturing equipment. The estimated useful lives of assets range from 12 to 30 years. Repairs and maintenance are expensed as incurred.

In accordance with the methodology described in FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Foreign Currency Transactions. Realized gains and losses from foreign currency transactions incurred for the purchase of equipment denominated in a foreign currency are recorded in results from operations.

Concentration of Credit Risk. Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments and accounts receivable. The company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure from any one institution. Generally, the company does not require collateral or other security to support customer receivables.

Earnings Per Share. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted earnings per share, for the company, is solely attributable to stock options. For the years ended December 31, 1999, 1998 and 1997, options to purchase 767,000, 669,000 and 107,000 shares, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

Reclassifications. Certain reclassifications have been made to prior year financial statements to conform to the 1999 presentation, including changes in segment information. These reclassifications had no effect on net income as previously reported.

New Accounting Pronouncements. Statement of Financial Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instrument and Hedging Activities," was issued in June 1998 and then was amended by SFAS No. 137 in June 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect, if any, of the new standard on the financial statements.

NOTE 2.  PROPERTY, PLANT AND EQUIPMENT

The company's property, plant and equipment at December 31, consisted of the following (in thousands):

                                                                  1999                    1998
                                                              -------------           --------

      Land and improvements..............................     $      23,170           $      17,999
      Buildings and improvements.........................            70,219                  57,661
      Plant, machinery and equipment.....................           617,618                 509,177
      Construction in progress...........................           140,422                 140,572
                                                              -------------           -------------
                                                                    851,429                 725,409
      Less accumulated depreciation......................           108,642                  69,537
                                                              -------------           -------------
              Property, plant, and equipment, net........     $     742,787           $     655,872
                                                              =============           =============

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  DEBT

The company's borrowings at December 31, consist of the following (in thousands):

                                                                                            1999                  1998
                                                                                        -------------         --------------

   SDI senior secured notes payable...................................................  $     386,890         $      362,032
   IDI senior secured notes payable...................................................         63,000                 60,000
   Municipal bond.....................................................................         18,600                 19,500
   Revenue bond.......................................................................         10,000                 10,000
   Electric utility, transmission facility and other equipment obligation loans.......         27,473                 32,414
                                                                                        -------------         --------------
           Total debt.................................................................        505,963                483,946
   Less current maturities............................................................          7,921                  6,933
                                                                                        -------------         --------------
            Long-term debt............................................................  $     498,042         $      477,013
                                                                                        =============         ==============

SDI Senior Secured Financing. The company has a $450.0 million bank credit agreement (SDI bank credit facility) with a syndicate of financial institutions and certain other lenders. The SDI bank credit facility is comprised of:

   - a $250.0 million five-year revolving facility (subject to a borrowing base), which will mature on June 30, 2002, subject to the company's option to extend this maturity date to June 30, 2003, and then further to June 30, 2004, dependent upon certain leverage ratio restrictions.

   - two $100.0 million five-year term loan facilities, each payable in eight equal quarterly installments beginning September 30, 2002, with the final installments due June 30, 2004.

Borrowings under the SDI bank credit facility bear interest at floating rates. The weighted average interest rate was 7.0% and 7.3% for the year ended December 31, 1999 and 1998, respectively. The company entered into an interest rate swap agreement with a notional amount of $100.0 million pursuant to which the company has agreed to make fixed rate payments at 6.935% and will receive LIBOR payments. The maturity date of the interest rate swap agreement is July 2, 2001. The counterparty has the right to extend the maturity date to July 2, 2004 at predetermined interest rates. The SDI bank credit facility is secured by liens on substantially all of the company's assets (other than those permitted to be excluded in order to secure the financing for IDI).

As a result of substantial modifications to the SDI credit agreement during 1997, the company incurred an extraordinary loss of approximately $7.6 million (net of a tax benefit of approximately $5.1 million) related to prepayment penalties and the accelerated amortization of the capitalized financing costs associated with the originally negotiated credit facility.

IDI Senior Secured Financing. IDI has a $65.0 million bank credit agreement with a syndicate of financial institutions and certain other lenders. This $65.0 million facility, as last amended in the "Fifth Amendment and Waiver to Credit Agreement" dated March 29, 2000, is comprised of:

   - a $10.0 million three-year revolving facility (subject to a borrowing base), which matures on May 31, 2001, at which time IDI, subject to meeting certain requirements, may convert the revolving credit facility to a term loan, payable in 19 equal quarterly installments beginning May 30, 2001, with the final installment due November 30, 2005.

   - a $55.0 million eight-year term loan facility, which is payable in semi-annual installments beginning November 30, 2000, with the final installment due November 30, 2005.

Borrowings under the IDI $65.0 million credit agreement bear interest at floating rates. The weighted average interest rate was 7.3% for the years ended December 31, 1999 and 1998. The IDI bank credit agreement is secured by liens on substantially all of IDI's assets and is further supported by an off-take agreement with SDI for all of IDI's direct reduced iron production, which expires June 30, 2007.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Government Municipal Bond Issues. In May 1995, the company entered into a bond purchase agreement with the Indiana Development Finance Authority, under which was issued $21.4 million of bonds to finance, among other things, the acquisition, construction and equipment for certain sewage works, improvements, waste and water system improvements and other related facilities located at the Butler, Indiana mini-mill. The bonds bear interest at 8.01%, with payments of principal and interest due monthly through final maturity in August 2015. Approximately $3.0 million and $3.1 million, as of December 31, 1999 and 1998, respectively, of the bond proceeds is held by the bond trustee in a debt service reserve fund and is recorded as restricted cash. At December 31, 1999 and 1998, a $22.0 million stand-by letter of credit relating to the municipal bonds was outstanding.

In November 1998, the company received $10.0 million from Whitley County, Indiana representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities located at the planned Whitley County, Indiana structural and rail mill. The bonds bear interest at 7.25%, with interest payable semi-annually and principal payments commencing November 2003 through final maturity in November 2018. At December 31, 1999 and 1998, respectively, approximately $3.7 million and $9.8 million of the bond proceeds are held by the bond trustee in a debt service reserve fund and is recorded as restricted cash.

Electric Utility Development Loan. In June 1994, the company entered into a loan agreement with Indiana Michigan Power Company for approximately $13.0 million to finance the company's portion of the cost to construct a substation at the Butler, Indiana facility. The loan bears interest at 8.0%, with equal monthly principal and interest payments required in amounts sufficient to amortize the substation facility loan over a period of 15 years. The outstanding principal balance on the substation facility loan was $11.6 million and $12.2 million, as of December 31, 1999 and 1998, respectively.

In addition, the company entered into another loan agreement with Indiana Michigan Power Company for approximately $7.8 million to finance the company's portion of the cost to construct a transmission line and certain related facilities. The loan bears interest at 8.0%, with equal monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years. The outstanding principal balance on the transmission facility loan was $7.1 million and $7.3 million as of December 31, 1999 and 1998, respectively.

During 1998, IDI entered into an agreement with American Electric Power Financial Services to provide a $6.5 million eight-year loan. This electric utility loan is secured by on-site power distribution and related equipment. The related interest rate is tied to 90-day commercial paper rates with an option to establish a fixed interest rate based on an average of the interest rates applicable to one, three and five year U.S. Treasuries. The weighted average interest rate was 7.8% and 7.1% for the years ended December 31, 1999 and 1998, respectively. The outstanding principal balance on the on-site power distribution facility was $6.2 million and $5.1 million as of December 31, 1999 and 1998, respectively.

The above credit agreements contain customary representations and warranties and affirmative and negative covenants, including, among others, covenants relating to financial and compliance reporting, capital expenditures, restricted dividend payments, maintenance of certain financial ratios, incurrence of liens, sale or disposition of assets and incurrence of other debt.

Maturities of outstanding debt as of December 31, 1999 are as follows (in thousands):

                                             AMOUNT
                                             ------

   2000................................   $      7,921
   2001................................         19,038
   2002................................         61,270
   2003................................        111,786
   2004................................        251,700
   Thereafter..........................         54,248
                                          ------------
                                              $505,963
                                          ============

The company capitalizes interest on construction-in-progress assets. For the years ended December 31, 1999, 1998 and 1997, total interest costs incurred were $35.4 million, $23.4 million and $15.8 million, respectively, of which $13.2 million, $7.0 million and $8.1 million, respectively, were capitalized. Cash paid for interest was $33.7 million, $24.6 million and $13.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  INCOME TAXES

The company files a consolidated federal income tax return. Cash paid for taxes was $12.6 million, $17.5 million and $8.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Included in cash paid for taxes for the year ended December 31, 1998 was a $3.0 million foreign withholding tax payment, which was substantially utilized as an alternative minimum tax foreign tax credit on the company's federal income tax return for 1998. The current and deferred federal and state income tax expense for the years ended December 31, are as follows (in thousands):

                                               1999            1998              1997
                                           ------------    ------------      ------------
  Current income tax provision...........  $     12,201    $     10,912      $      8,675
  Deferred income tax provision..........        13,648          10,030              (862)
                                           ------------    ------------      ------------
  Total income tax provision.............  $     25,849    $     20,942      $      7,813
                                           ============    ============      ============

At December 31, 1996, recorded deferred tax assets were offset by a valuation allowance of $15.8 million. Due to the company's profitability in 1997 and future projected profitability, the company reversed this valuation allowance resulting in a corresponding reduction in tax expense for 1997.

A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

                                                      1999        1998        1997
                                                     ------      ------      ------

Statutory federal tax rate .....................       35.0%       35.0%       35.0%
      State income taxes, net of federal benefit        4.5         4.2         4.4
      Other permanent differences ..............        0.1         0.6         0.3
      Reversal of valuation allowance ..........          -           -       (26.5)
                                                     ------      ------      ------
Effective tax rate .............................       39.6%       39.8%       13.2%
                                                     ======      ======      ======

Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                          1999          1998
                                                      --------      --------
DEFERRED TAX ASSETS:

      Net operating loss and credit carryforwards     $ 13,075      $ 13,923
      Alternative minimum tax carryforwards .....       26,925        19,587
      Capitalized start-up costs ................       17,516        12,050
      Tax assets expensed for books .............       11,824         9,939
      Investment valuation differences ..........        1,525         6,345
      Other accrued expenses ....................        1,136         3,033
                                                      --------      --------
Total deferred tax assets .......................       72,001        64,877
                                                      --------      --------

DEFERRED TAX LIABILITIES:

      Depreciable assets ........................      (88,567)      (66,619)
      Amortization of fees ......................       (1,934)       (1,741)
      Other .....................................         (287)         (179)
                                                      --------      --------
Total deferred tax liabilities ..................      (90,788)      (68,539)
                                                      --------      --------

Net deferred tax liability ......................     $(18,787)     $ (3,662)
                                                      ========      ========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets and liabilities reflect the net tax effects of temporary differences that are derived from the cumulative taxable or deductible amounts recorded in the consolidated financial statements in years different from that of the income tax returns. As of December 31, 1999, the company had available net operating loss carryforwards of approximately $25.0 million for federal income tax purposes, which expire in 2011. Also as of December 31, 1999, the company had available foreign tax credit carryforwards of approximately $3.0 million for federal income tax purposes, which expire in 2003.

NOTE 5.  COMMON STOCK

During 1997, the company raised approximately $29.6 million, net of expenses, in a secondary public equity offering by issuing 1,255,971 shares at a net offering price of $24 per share. The offering was consummated as a result of registration rights that were exercised by original shareholders. Existing shareholders sold 7,144,029 shares and the over-allotment was exercised by the underwriting group, which allowed existing shareholders to sell 369,000 additional shares.

In 1997, the board of directors also authorized the company to repurchase up to 5% of the company's common stock. At December 31, 1999, the company had acquired 1,294,100 shares of the company's common stock in open market purchases at an average price per share of approximately $15, of which 1,219,100 shares were purchased during 1998 and 75,000 shares were purchased during 1997. The repurchased shares represent approximately 2.6% of the company's total issued shares. No additional shares were repurchased during 1999.

NOTE 6.  INCENTIVE STOCK OPTION PLANS

1994 and 1996 Incentive Stock Option Plans. The company has reserved 2,505,765 shares of Class A Common Stock for issuance upon exercise of options or grants under the 1994 Incentive Stock Option Plan (1994 Plan) and the 1996 Incentive Stock Option Plan (1996 Plan). The 1994 Plan was adopted for certain key employees who are responsible for management of the company. Options granted under the 1994 Plan vest two-thirds six months after the date of grant and one-third five years after the date of grant, with a maximum term of ten years. All the company's employees are eligible for the 1996 Plan, with the options vesting 100% six months after the date of grant, with a maximum term of five years. Both plans grant options to purchase the company's Class A Common Stock at an exercise price of at least 100% of fair market value on the date of grant.

The company's combined stock option activity for the 1994 Plan and the 1996 Plan is as follows:

                                                                                                                WEIGHTED AVERAGE
                                                                                           OPTIONS                EXERCISE PRICE
                                                                                           -------                --------------
Balance outstanding at January 1, 1996.............................................           739,791                $ 5.95
     Granted.......................................................................           490,838                 20.99
     Exercised.....................................................................           (71,961)                 4.29
     Forfeited.....................................................................            (2,441)                18.54

Balance outstanding at December 31, 1997...........................................         1,156,227                 12.44
     Granted.......................................................................           405,556                 16.71
     Exercised.....................................................................           (27,006)                 5.54
     Forfeited.....................................................................           (17,294)                15.73

Balance outstanding at December 31, 1998...........................................         1,517,483                 13.66
     Granted.......................................................................           426,258                 15.51
     Exercised.....................................................................          (106,799)                 5.32
     Forfeited.....................................................................           (97,060)                18.77

Balance outstanding at December 31, 1999...........................................         1,739,882                 14.34

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain information concerning the company's outstanding options as of December 31, 1999:

                                              WEIGHTED AVERAGE
                                                  REMAINING
           RANGE OF        OUTSTANDING       CONTRACTUAL LIFE       WEIGHTED AVERAGE     EXERCISABLE         WEIGHTED AVERAGE
        EXERCISE PRICE        OPTIONS              (YEARS)            EXERCISE PRICE        OPTIONS          EXERCISE PRICE
   ---------------------  ---------------  -------------------    -------------------  -----------------   ----------------
     $3 to $10                 380,321               5.3              $ 3.54                 268,083         $ 3.48
    $10 to $15                 496,724               4.7               13.31                 230,735          13.06
    $15 to $20                 500,035               4.4               18.03                 456,070          17.97
    $20 to $30                 362,802               4.8               22.00                 313,222          21.78


Officer and Manger Cash and Stock Bonus Plan. Officers and managers of the company are eligible to receive cash bonuses based on predetermined formulas designated in the Officer and Manager Cash and Stock Bonus Plan. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company. Any common stock issued pursuant to this plan vests ratably over four years from the date of distribution. A total of 450,000 shares have been reserved under this plan and as of December 31, 1999, no shares have been issued.

The company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under APB No. 25, no compensation expense is recognized for the plans because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant. However, SFAS No. 123, "Accounting for Stock-Based Compensation", requires presentation of pro forma information as if the company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the company's net income and earnings per share would have been as follows (in thousands):

                                               1999                 1998              1997
                                           ------------       --------------      -----------
            Net income:

               As reported................  $ 39,430             $ 31,684          $ 43,934
               Pro forma..................    37,712               29,391            41,080
            Diluted earnings per share:

                As reported...............  $   . 82             $   . 65          $   . 90
                Pro forma.................      . 78                 . 60              . 85

The estimated weighted average fair value of the individual options granted during 1999, 1998 and 1997 was $6.97, $6.93, and $6.94, respectively, on the date of grant. The fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions: no-dividend-yield, risk-free interest rates from 5.5% to 7.1%, expected volatility from 30% to 53% and expected lives from one and one-half to eight years.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The company has executed a raw material supply contract with OmniSource Corporation (OmniSource) for the purchase of steel scrap resources (see Note 8). Under the terms of the contract, OmniSource will locate and secure, at the lowest then-available market price, steel scrap for the company in grades and quantities sufficient for the company to meet substantially all of its production requirements. The initial term of the contract is through October 2001. The company retains the right to acquire scrap from other sources if certain business conditions are present.

The company has executed finished goods off-take contracts with Heidtman Steel Products (Heidtman) and Preussag AG (Preussag) (see Note 8). Under the terms of the contracts, the company retains the right to sell its hot-rolled coils in the open market; however, the company is required to sell, and Heidtman and Preussag are required to purchase, a minimum of 30,000 and 12,000 tons, respectively, each month at the then-current market price the company is charging for similar products. The company is required to provide Heidtman and Preussag with a volume discount for all tons purchased each month in which Heidtman and Preussag purchase the minimum tons from the company. The initial term of the contracts for Heidtman and Preussag are through December 2001.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company purchases its electricity pursuant to a contract, which extends through 2005. Under the contract the company is subject to a monthly minimum charge. At December 31, 1999, the company's fixed and determinable purchase obligations for electricity are $7.5 million annually through 2005.

IDI has executed long-term requirements based raw material supply and transportation contracts for iron ore and coal. Purchases under the iron ore, coal, rail transportation and vessel transportation contracts were $447,000, $268,000, $232,000 and $213,000, respectively, during 1999 and $3.3 million, $.3 million, $.3 million and $1.4 million during 1998, respectively.

The company has outstanding construction-related commitments of $69.8 million at December 31, 1999, related to the Structural Mill Project.

During March 1998, the company entered into a ten-year Reciprocal License and Technology Sharing Agreement (the License Agreement) with Nakornthai Strip Mill Public Co. Limited (NSM) to provide NSM with the right to use the company's technology in exchange for equity ownership in NSM. Concurrently, the company entered into a ten-year Management Advisory and Technical Assistance Agreement (the Technical Assistance Agreement) in exchange for an annual management fee. Effective December 31, 1998, the company terminated the License and Technical Assistance Agreements in accordance with the company's termination rights under the provisions of these agreements. During 1999, the company was named a defendant, together with NSM's investment bankers and others, in eight separate lawsuits in state or federal courts in California, New Jersey, Connecticut (a duplicative filing), Minnesota, New York and Illinois, by various note-holders who purchased some $240.0 million of high risk "junk bonds" issued by affiliates of NSM in a privately placed non-registered offering by NSM and its investment bankers pursuant to SEC Rule 144A. The plaintiffs generally seek reversionary damages based upon their allegations of both common law and statutory securities fraud and other related theories, but the company denies all liability to all plaintiffs in each of these cases. The company was neither an issuer, guarantor, underwriter or seller of any of the notes, nor did the company draft any of the offering material or render any pre-offering reports, evaluations or opinions regarding NSM's plans or operations. While the company believes that it has ample legal and factual defenses to these claims and while it does not believe that these lawsuits will have a material adverse effect on the company's consolidated financial position or future operating results, there can be no assurance as to the ultimate outcome with respect to such lawsuits.

NOTE 8.  TRANSACTIONS WITH AFFILIATED COMPANIES

The company sells hot-rolled coils to Heidtman and affiliates of Preussag, and purchases steel scrap resources from OmniSource. Heidtman and OmniSource are stockholders of the company. Preussag was a stockholder of the company during 1997 and a portion of 1998. Transactions with these affiliated companies for the years ended December 31 are as follows (in millions):

                                     1999                                  1998                                 1997
                     ------------------------------------  ------------------------------------ ----------------------------------
                                         PERCENTAGE                            PERCENTAGE                          PERCENTAGE
                          AMOUNT         OF TOTAL SALES         AMOUNT         OF TOTAL SALES       AMOUNT          OF TOTAL SALES
                     ---------------   ------------------  ---------------   ------------------ ---------------   ----------------
Sales:

   Heidtman..........$      120.1                   19%    $      109.0                   21%   $         131.9                31%
   Preussag..........           -                    -             31.5                    6               41.8                10
Accounts receivable:

   Heidtman..........        12.0                                  13.8                                     6.9
   Preussag..........           -                                     -                                     4.3
Purchases:

   OmniSource........       154.3                                 164.5                                   128.3
Accounts payable:
   OmniSource........        17.1                                   9.5                                    15.2

NOTE 9.  FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximates fair value due to interest being at variable rates. The fair value of the interest rate swap agreement was estimated to be a liability of $2.0 million and an asset of $9.3 million at December 31, 1999 and 1998, respectively. The fair values are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  RETIREMENT PLANS

The company sponsors a 401(k) retirement savings plan for eligible employees, which is a "qualified plan" for federal income tax purposes. There are no service requirements for employees to become eligible to participate in the retirement savings plan. Generally, employees may elect to contribute up to 8% of their eligible compensation on a pre-tax basis, and the company matches employee contributions in an amount based on the company's return on assets, with a minimum contribution of 5% and a maximum contribution of 50%, subject to certain applicable tax law limitations. Employees are immediately 100% vested with respect to their contributions and the company's matching contributions, which were $132,000, $165,000 and $65,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The company also established a profit sharing plan for eligible employees, which is a "qualified plan" for federal income tax purposes. Employees are eligible to participant upon completion of thirty days of employment and are entitled to the company's contribution allocation, if that person has worked at least 1,000 hours during the plan year. Each year, the company allocates an amount equal to 5% of the company's pre-tax profits to a profit sharing pool, which is used to fund the profit sharing plan as well as a separate cash profit sharing bonus, which is paid to employees in March of the following year. The allocation between the profit sharing plan contribution and the cash bonus amount is determined by the board of directors each year. The amount allocated to the profit sharing plan is subject to a maximum legally established percentage of compensation paid to participants. The company's total expense for the plan was $3.5 million, $2.5 million and $3.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 11.  SEGMENT INFORMATION

The company has two operating segments: Steel Operations and Steel Scrap Substitute Operations. Steel Operations include all revenues from the flat rolled steel mini-mill facility, which produces and sells hot rolled, cold rolled and galvanized sheet steel; and also includes all start-up costs associated with the structural and rail mill, which will produce structural steel and rail products. Steel Scrap Substitute Operations include revenues from IDI, which will provide liquid pig iron to the company. In addition, Corporate and Eliminations include certain unallocated corporate accounts, such as SDI senior bank debt and certain other investments, which include the start-up operations of NMBS. The company's operations are primarily organized and managed by operating segment. The company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the operating segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and transfers are accounted for at standard prices and are eliminated in consolidation. Segment results for the years ended December 31 are as follows (in thousands):

                                                1999                        1998
                                         -----------------            ----------------
STEEL OPERATIONS

Net sales
      External                           $         618,821            $        514,786
      Other segments                                     -                           -
Operating income                                   111,977                      72,104
Depreciation and amortization                       38,577                      30,630
Assets                                             837,645                     782,443
Liabilities                                         98,582                     101,992
Capital expenditures                               107,382                     119,553
--------------------------------------------------------------------------------------
STEEL SCRAP SUBSTITUTE OPERATIONS

Net sales
      External                           $               -            $              -
      Other segments                                 1,171                           -
Operating income                                   (13,504)                     (4,327)
Depreciation and amortization                          583                          45
Assets                                             121,097                      97,430
Liabilities                                        102,602                      70,863
Capital expenditures                                14,596                      74,578
--------------------------------------------------------------------------------------
CORPORATE AND ELIMINATIONS

Net sales
      External                           $               -            $              -
      Other segments                                (1,171)                          -
Operating income                                    (9,722)                     (2,606)
Depreciation and amortization                          109                           -
Assets                                              32,814                      27,597
Liabilities                                        399,002                     383,550
Capital expenditures                                 4,695                           -
--------------------------------------------------------------------------------------
CONSOLIDATED

Net sales
      External                           $         618,821            $        514,786
Operating income                                    88,751                      65,171
Depreciation and amortization                       39,269                      30,675
Assets                                             991,556                     907,470
Liabilities                                        600,186                     556,405
Capital expenditures                               126,673                     194,131
--------------------------------------------------------------------------------------

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 1997, the company had only one reportable segment, Steel Operations. The external net sales of the company's steel operations include sales to non-U.S. companies of $8.5 million, $2.3 million and $25.1 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED, IN THOUSANDS)

                          1ST QUARTER      2ND QUARTER      3RD QUARTER       4TH QUARTER
                          -----------      -----------      -----------       -----------
1999:

Net sales .........         $117,453         $166,661         $158,724         $175,983
Gross profit ......           18,381           38,862           34,024           39,925
Operating income ..           10,282           27,943           23,200           27,326
Net income ........            2,970           12,140           10,518           13,802
Earnings per share
      Basic .......              .06              .25              .22              .29
      Diluted .....              .06              .25              .22              .29



1998:

Net sales .........         $118,462         $121,042         $140,958         $134,324
Gross profit ......           14,979           19,201           26,066           25,562
Operating income ..           11,082           15,992           20,068           18,029
Net income ........            7,597            7,492            8,498            8,097
Earnings per share:

      Basic .......              .16              .15              .18              .17
      Diluted .....              .15              .15              .18              .17

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The appointment of Ernst & Young LLP, as independent auditors to conduct the company's Annual Audit for the fiscal year ending December 31, 1999 was approved by stockholders at our 1999 Annual Meeting.

The 1997 and 1998 Annual Audits were conducted by Deloitte & Touche LLP. On April 19, 1999, however, Deloitte & Touche LLP was dismissed as the Company's independent auditors for the 1999 Annual Audit, and the dismissal was approved by the Audit Committee. The reports of Deloitte & Touche LLP for the past two fiscal years did not contain any adverse opinion or any disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, in connection with the audits of the Company" financial statements for the two fiscal years ended December 31, 1997 and December 31, 1998 and during the interim period through April 19, 1999, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure. The Company did not at any time during the foregoing period prior to Ernst & Young's engagement consult with that firm regarding the application of any accounting principles to any specified transaction, the type of audit opinion that might be rendered, or with respect to any matter that was either the subject of a disagreement with the Company's prior auditors or that would constitute a reportable event within the scope of Item 304(a) of SEC Regulation S-K.

Reference is made hereby to Exhibit 16 attached to the company's Report on Form 8K/A, dated April 26, 1999, the same being a letter dated April 27, 1999 from Deloitte & Touche LLP, addressed to the Commission, setting forth their agreement with the manner in what we characterized the dismissal, as well as acknowledging that the company had requested it to furnish the required letter. Said Exhibit 16 is hereby incorporated by reference from such Form 8K/A into this Report on Form 10-K.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this item will be set forth under the caption "Nominees (including all executive officers) for election of Directors and alternate Directors" in the 1999 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 1999 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished for this item will be provided under the caption "Security Ownership" of certain beneficial owners and management in the 1999 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the years ended December 31, 1999, 1998 and 1997, we sold 402,000 tons, 333,000 tons and 378,000 tons, respectively, of our hot bands to Heidtman Steel Products, Inc. (and its affiliated companies) for $120.1 million, $109.0 million and $131.9 million, respectively. These sales were effected pursuant to a six-year "off-take" agreement that expires in 2001. John Bates, a member of our board of directors, is the President and Chief Executive Officer of Heidtman and owns a controlling interest in Keylock Investments Limited, one of our substantial stockholders. Under the "off-take" agreement, Heidtman is obligated to buy, and we are obligated to sell to Heidtman, at least 30,000 tons of our hot band products per month. Heidtman also has priority purchase rights to our secondary and field claim material. Our pricing to Heidtman is determined by reference to the lowest prices charged by other thin-slab mini-mills or conventional mills for the same products, and we cannot charge Heidtman higher prices than the lowest prices at which we offer our products to any other customer. In 1995, we sold approximately 32 unimproved acres of our plant site to Heidtman for $96,000, which was used by Heidtman for the construction of a steel service center.

Pursuant to a scrap purchasing agreement with OmniSource Corporation, we purchased an aggregate of 1.3 million tons, 1.2 million tons and 933,000 tons of steel scrap in 1999, 1998 and 1997, respectively. OmniSource was paid $154.3 million, $164.5 million and $128.3 million in 1999, 1998 and 1997, respectively. Leonard Rifkin is the Chairman of the Board of OmniSource and is a member of our board of directors. OmniSource is also one of our substantial stockholders as of December 31, 1999. Pursuant to the OmniSource scrap purchasing agreement, OmniSource acts as the exclusive scrap purchasing agent for our scrap, which may involve sales of OmniSource's own scrap, at the prevailing market prices which OmniSource can get for the same product, or it may involve brokering of general market scrap, for which we pay whatever is the lowest market price for which OmniSource can purchase that product. OmniSource is paid a commission per gross ton of scrap received by us. In addition, OmniSource maintains a scrap handling facility, with its own equipment and staff, on our plant site. OmniSource does not pay rent for this facility.

Iron Dynamics has entered into a license agreement with Sumitomo Corporation of America, pursuant to which Sumitomo is authorized, on an exclusive world-wide basis, except for the U.S. and Canada, and except for additional plants that Iron Dynamics may wish to construct for its own use or for our use, to sublicense to others or to use certain proprietary know-how or other intellectual property that constitutes Iron Dynamics' scrap substitute manufacturing process and which may be developed by Iron Dynamics in connection with the manufacture of direct reduced iron or liquid pig iron. Such license rights provide that Sumitomo will build and construct plants for the production of Direct reduced iron and liquid pig iron either for itself or for others within the licensed territory, for which Iron Dynamics is entitled to receive a one-time license fee from Sumitomo, based on each plant's rated production capacity, plus a negotiated royalty fee for the use of any Iron Dynamics' or our patents or certain know-how or processes that are not included within the one-time fee license grant. Any underlying royalties or fees that might have to be paid to third parties by Iron Dynamics or us would be passed through to Sumitomo or to its sublicensees. Iron Dynamics has also agreed to afford Sumitomo an opportunity to provide various raw materials and equipment supplies to Iron Dynamics, on a competitive basis that is intended to secure for Iron Dynamics the lowest and best prices for such supplies and products. As of December 31, 1999, Sumitomo had not licensed or sublicensed any facilities. Iron Dynamics has also agreed to sell to or through Sumitomo up to 50% of any Direct reduced iron that Iron Dynamics may manufacture and which we do not retain for our own consumption. Such sales would be at the then prevailing market prices, either for Sumitomo's own account or on a sales commission basis for sales to third parties. We also have a "second-look" export sales agreement with Sumitomo and its parent, Sumitomo Corporation of Japan, under which it has certain rights to handle export sales that we do not effect through another designated party. As of December 31, 1999, we had not effected any export sales of any kind. Sumitomo Corporation of America and Sumitomo Corporation was a substantial stockholder as of December 31, 1999. Mr. Kazuhiro Atsushi, who is a Vice President and General Manager of the Chicago Office and a Deputy General Manager of the Rolled Steel & Ferrous Raw Materials Division of Sumitomo Corporation of America, is a member of our board of directors.

We believe that all of the transactions described above are on terms no less favorable to us than could be obtained from unaffiliated third parties.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2000

                                          STEEL DYNAMICS, INC.

                                    By:    /S/ KEITH E. BUSSE
                                        -------------------------
                                             KEITH E. BUSSE
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                POWER OF ATTORNEY

            Each person whose signature appears below constitutes and appoints Keith E. Busse and Tracy L. Shellabarger, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 1999 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

            PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS 1999 ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF STEEL DYNAMICS, INC. AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURES                                                       TITLE                                  DATE
              ----------                                                       -----                                  ----

         /S/ KEITH E. BUSSE
-------------------------------------------------
             KEITH E. BUSSE                           President & Chief Executive Officer and Director
                                                               (Principal Executive Officer)

      /S/ TRACY L. SHELLABARGER
-------------------------------------------------
          TRACY L. SHELLABARGER                     Vice President & Chief Financial Officer and Director
                                                           (Principal Financial and Accounting Officer)

        /S/ MARK D. MILLETT
-------------------------------------------------
            MARK D. MILLETT                                               Vice President

       /S/ RICHARD P. TEETS, JR.
-------------------------------------------------
           RICHARD P. TEETS, JR.                                           Vice President

         /S/ LEONARD RIFKIN
-------------------------------------------------
             LEONARD RIFKIN                                                 Director

             JOHN C. BATES                                                  Director
-------------------------------------------------

               JURGEN KOLB                                                  Director
-------------------------------------------------

             KAZUHIRO ATSUSHI                                               Director
-------------------------------------------------

         /S/ JOSEPH RUFFOLO
-------------------------------------------------
             JOSEPH RUFFOLO                                                 Director

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a.)     The following documents are filed as part of this Report:
         I.       Financial Statements:

         See the Audited Consolidated Financial Statements of Steel Dynamics Inc. attached hereto and described in the Index on page 44 of this Report.

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

         3.2a Bylaws of Steel Dynamics, Inc. Filed as Exhibit 3.2 to the Company's 1996 Form S-1 and incorporated by reference herein.

         3.2b Bylaws of Iron Dynamics, Inc. Filed as Exhibit 3.1b to Registrant's 1996 Annual Report on Form 10-K, SEC File No. 0-21719 ("1996 Form 10-K"), filed March 31, 1997, and incorporated by reference herein.


        *10.1a(1) Amended and Restated Credit Agreement between Steel Dynamics,
                  Inc. and Mellon Bank, N.A., et al. dated May 4, 1998.

         10.1b Credit Agreement between IDI and Mellon Bank, N.A., et al., dated December 31, 1997. Filed as Exhibit 10.1b to Registrant's 1997 Annual Report on Form 10-K, SEC File No. 0-21719 ("1997 Form 10-K") filed March 25, 1998, and incorporated by reference herein.

         10.1b(1) Amended and Restated Credit Agreement between IDI and Mellon
                  Bank, N.A., et al; dated June 10, 1998. Filed as Exhibit 10.1b(1) to Registrant's March 31, 1999 Form 10-Q, SEC file No. 0-21719 ("March 1999 Form 10-Q") filed May 7, 1999, and incorporated by reference herein.

         10.1b(2) Second Amended and Restated Credit Agreement between IDI and
                  Mellon Bank, N.A., et al; dated March 15, 1999. Filed as
                  Exhibit 10.1b(2) to Registrant's March 31, 1999 Form 10-Q, SEC file No. 0-21719 ("March 1999 Form 10-Q") filed May 7, 1999, and incorporated by reference herein.

         10.1b(3) Third Amendment and Waiver to Credit Agreement between IDI and
                  Mellon Bank, N.A., et al; dated June 30, 1999. Filed as
                  Exhibit 10.1b(3) to Registrant's June 30, 1999 Form 10-Q, SEC file No. 0-21719 ("June 1999 Form 10-Q") filed August 10, 1999, and incorporated by reference herein.

        *10.1b(4) Fourth Amendment and Restated Credit Agreement between IDI and Mellon Bank, N.A., et al; dated December 21, 1999.

        *10.1b(5) Fifth Amendment and Restated Credit Agreement between IDI and
                  Mellon Bank, N.A., et al; dated March 29, 2000.

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

         10.16 Purchasing, Domestic Sales and Export Distribution Agreement between Steel Dynamics, Inc. and Preussag AG dated December 14, 1995
                  Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

         10.17 Reciprocal Patent and Technical Information Transfer and License Agreement between Steel Dynamics, Inc. and Preussag AG dated December 14, 1995
                  Filed as the identically numbered exhibit to the Company's 1996 Form S-1 and incorporated by reference herein.

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

         *21.1    List of Registrants' Subsidiaries

         *23.1    Consent of Ernst & Young LLP

         *23.1a   Consent of Deloitte & Touche LLP

         *24.1    Power of Attorney (included in Signature pages)

         *27.1    Financial Data Schedule

         *99.1    Risk Factors That May Affect Future Operations

-------------

*        Filed herewith