Form 10-Q
period 2000-03-31
STEEL DYNAMICS INC
filed 2000-05-05
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2000
                                                            OR

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

As of April 24, 2000, Registrant had outstanding 48,029,281 shares of Common Stock.

                              STEEL DYNAMICS, INC.
                                Table of Contents


                          PART I. Financial Information

Item 1.  Consolidated Financial Statements:


         Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999 ..............         1

         Consolidated Statements of Income for the three months ended
         March 31, 2000 and 1999 (unaudited)..............................................................         2

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2000 and 1999 (unaudited)..............................................................         3

         Notes to Consolidated Financial Statements.......................................................         4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................................           6


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................         8


                           PART II. Other Information

Item 1.  Legal Proceedings................................................................................          9

Item 6.  Exhibits and Reports on Form 8-K.................................................................          9

         Signature........................................................................................          10

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                 March 31    December 31
                                                                                                   2000           1999
                                                                                                   ----           ----
                                                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...............................................................   $   16,160    $   16,615
     Accounts receivable, net................................................................       88,757        74,642
     Accounts receivable-related parties.....................................................       15,172        12,007
     Inventories.............................................................................      118,923       106,742
     Deferred taxes..........................................................................        8,535        10,987
     Other current assets....................................................................        4,245         4,808
                                                                                                ----------    ----------
              Total current assets...........................................................      251,792       225,801

PROPERTY, PLANT, AND EQUIPMENT, NET..........................................................      760,269       742,787

RESTRICTED CASH..............................................................................        6,812         6,696

OTHER ASSETS.................................................................................       17,283        16,272
                                                                                                ----------    ----------

              TOTAL ASSETS...................................................................   $1,036,156    $  991,556
                                                                                                ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable........................................................................   $   28,362    $   19,622
     Accounts payable-related parties........................................................       27,313        18,014
     Accrued interest........................................................................        4,949         4,941
     Other accrued expenses..................................................................       24,765        20,077
     Current maturities of long-term debt....................................................        9,596         7,921
                                                                                                ----------    ----------
              Total current liabilities......................................................       94,985        70,575

LONG-TERM DEBT, less current maturities......................................................      497,733       498,042

DEFERRED TAXES...............................................................................       32,011        29,774

MINORITY INTEREST............................................................................        4,584         1,795

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A common stock voting, $.01 par value; 100,000,000 shares authorized; 49,312,783 and 49,265,078 shares issued; and
           48,018,683 and 47,970,978
           shares outstanding, as of March 31, 2000 and December 31, 1999, respectively  ....          493           493
     Treasury stock, at cost; 1,294,100 shares...............................................      (19,650)      (19,650)
     Additional paid-in capital..............................................................      335,460       335,237
     Retained earnings.......................................................................       90,540        75,290
                                                                                                ----------    ----------
              Total stockholders' equity.....................................................      406,843       391,370
                                                                                                ----------    ----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................   $1,036,156    $  991,556
                                                                                                ==========    ==========




                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                                                               Three Months Ended March 31
                                                                                                  2000            1999
                                                                                                  ----            ----
                                                                                                       (unaudited)

NET SALES:
     Unrelated parties......................................................................   $   151,675    $    85,133
     Related parties........................................................................        37,497         32,320
                                                                                               -----------    -----------
         Total net sales....................................................................       189,172        117,453

Cost of goods sold..........................................................................       145,161         99,072
                                                                                               -----------    -----------
GROSS PROFIT................................................................................        44,011         18,381

Selling, general and administrative expenses................................................        13,850          8,099
                                                                                               -----------    -----------
OPERATING INCOME............................................................................        30,161         10,282

Interest expense............................................................................        (4,929)        (5,599)
Other income  ..............................................................................           183            262
                                                                                               -----------    -----------
INCOME BEFORE INCOME TAXES..................................................................        25,415          4,945

Income taxes  ..............................................................................        10,166          1,975
                                                                                               -----------    -----------
     NET INCOME.............................................................................   $    15,249    $     2,970
                                                                                               ===========    ===========


BASIC EARNINGS PER SHARE:
Net income per share........................................................................   $      0.32    $      0.06
                                                                                               ===========    ===========
Weighted average common shares outstanding..................................................        47,996         47,877
                                                                                               ===========    ===========

DILUTED EARNINGS PER SHARE:
Net income per share........................................................................   $      0.32    $      0.06
                                                                                               ===========    ===========
Weighted average common shares and
     share equivalents outstanding..........................................................        48,203         48,244
                                                                                               ===========    ===========



                       See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                Three Months Ended March 31
                                                                                                   2000           1999
                                                                                                   ----           ----
                                                                                                       (unaudited)
OPERATING ACTIVITIES:
     Net income..............................................................................   $    15,249   $     2,970
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization.......................................................        11,903         8,191
         Deferred income taxes...............................................................         4,689        (2,631)
         Minority interest...................................................................         2,789             -
         Changes in certain assets and liabilities:
              Accounts receivable............................................................       (17,280)          157
              Inventories....................................................................       (12,181)        7,651
              Other assets...................................................................           563         3,258
              Accounts payable...............................................................        18,039        14,825
              Accrued expenses...............................................................         4,696        (1,371)
                                                                                                -----------   ------------
              Net cash provided by operating activities......................................        28,467        33,050
                                                                                                -----------   -----------

INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment.............................................       (29,206)      (47,851)
     Other...................................................................................        (1,305)         (134)
                                                                                                -----------   -----------
              Net cash used in investing activities..........................................       (30,511)      (47,985)
                                                                                                -----------   -----------

FINANCING ACTIVITIES:
     Issuance of long-term debt..............................................................         5,651        21,762
     Repayments of long-term debt............................................................        (4,285)       (1,222)
     Issuance of common stock, net of expenses and
         proceeds and tax benefits from exercise of stock options............................           223            83
     Debt issuance costs.....................................................................             -           (14)
                                                                                                -----------   -----------
              Net cash provided by financing activities......................................         1,589        20,609
                                                                                                -----------   -----------

Increase (decrease) in cash and cash equivalents.............................................          (455)        5,674
Cash and cash equivalents at beginning of period.............................................        16,615         5,243
                                                                                                -----------   -----------
Cash and cash equivalents at end of period...................................................   $    16,160   $    10,917
                                                                                                ===========   ===========


SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
Cash paid for interest.......................................................................   $     9,139   $    8,246
                                                                                                ===========   ===========
Cash paid for taxes..........................................................................   $       355   $       310
                                                                                                ===========   ===========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

Principles of Consolidation. The consolidated financial statements include the accounts of Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company) after elimination of the significant intercompany accounts and transactions. Minority interest represents the minority shareholders' proportionate share in the equity or income of the company's consolidated subsidiary, New Millennium Building Systems, LLC (NMBS).

Use of Estimates. These financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto. Actual results may differ from those estimates. In the opinion of management, these estimates reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements included in the company's 1999 Annual Report on Form 10-K.


2.  INVENTORIES

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

                                                                                                      March 31       December 31
                                                                                                       2000              1999
                                                                                                       ----              ----
Raw Materials................................................................................       $   53,860        $   46,171
Supplies.....................................................................................           41,474            39,981
Work-in-progress.............................................................................            6,980             3,754
Finished Goods...............................................................................           16,609            16,836
                                                                                                    ----------        ----------
                                                                                                    $  118,923        $  106,742
                                                                                                    ==========        ==========


3. EARNINGS PER SHARE

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted earnings per share for the company is solely attributable to the dilutive effect of stock options. The reconciliation of the weighted average common shares for basic and diluted earnings per share for the three months ended March 31 is as follows (in thousands):

                                                                                                       2000             1999
                                                                                                       ----             ----
Basic weighted average common shares outstanding.............................................         47,996           47,877
Dilutive effect of stock options ............................................................            207              367
                                                                                                    --------         --------
Diluted weighted average common shares and share equivalents outstanding ....................         48,203           48,244
                                                                                                    ========        =========



4.  NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and then was amended by SFAS No. 137 in June 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. Management has not yet quantified the effect, if any, of the new standard on the financial statements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  SEGMENT INFORMATION

The company has two operating segments: Steel Operations and Steel Scrap Substitute Operations. Steel Operations include all revenues from the flat roll mill facility, which produces and sells hot rolled, cold rolled, and galvanized sheet steel; and also includes all start-up costs associated with the structural and rail mill, which will produce structural steel and rail products. Steel Scrap Substitute Operations include revenues from Iron Dynamics, Inc., which will provide liquid pig iron to the company. In addition, Corporate and Eliminations include certain unallocated corporate accounts, such as SDI senior bank debt and certain other investments, which include the start-up operation of NMBS. The company's operations are primarily organized and managed by operating segment. The company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the operating segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and transfers are accounted for at standard prices and are eliminated in consolidation. Segment results for the three months ended March 31, are as follows (in thousands):



                                                                           2000                 1999
                                                                       ------------         ------------
STEEL OPERATIONS
Net sales
     External                                                          $    189,172         $    117,453
     Other segments                                                               -                    -
Operating income                                                             38,762               14,160
Assets                                                                      876,650              800,563
                                                                       ------------         -------------
STEEL SCRAP SUBSTITUTE OPERATIONS
Net sales
     External                                                          $          -         $          -
     Other segments                                                           3,264                   53
Operating loss                                                               (4,110)              (2,964)
Assets                                                                      126,001              105,550
                                                                       ------------         -------------
CORPORATE AND ELIMINATIONS
Net sales
     External                                                          $          -         $          -
     Other segments                                                          (3,264)                 (53)
Operating loss                                                               (4,491)                (914)
Assets                                                                       33,505               39,915
                                                                       ------------         -------------
CONSOLIDATED
Net sales
     External                                                          $    189,172         $    117,453
Operating income                                                             30,161               10,282
Assets                                                                    1,036,156              946,028
                                                                       ------------         -------------


The external net sales of the company's Steel Operations include sales to Non-U.S. companies of $6.1 million and $444,000 for the three months ended March 31, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statement as a result of risks and uncertainties, including those incorporated by reference herein from "Exhibit 99.1" filed with our Report on Form 10-K for the year ended December 31, 1999. You should read this commentary in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 1999 for a full understanding of our financial condition and results of operations.

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

Our third facility, a planned structural and rail mill, and our investment in New Millennium Building Systems, LLC, (NMBS) provide an opportunity for further product diversification and market penetration. Upon completion of the structural and rail mill, which we estimate to be in the first half of 2001, we plan to manufacture structural steel beams, pilings and rails for the construction and railroad markets. In addition, our investment in New Millennium provides a like opportunity for our steel to access the non-residential construction markets with steel joists, trusses and girders and roof and floor decking products.

NET SALES
Our sales are a factor of net tons shipped, product mix and related pricing. Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales. We charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based on our cost of production. We also provide further value-added products from our cold mill. These products include hot rolled and cold rolled galvanized products, along with cold rolled products, allowing us to charge marginally higher prices compared to hot-rolled products.

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

COST OF GOODS SOLD
Our cost of goods sold represents all direct and indirect costs associated with the manufacture of our flat-rolled carbon steel, and hot rolled, cold rolled and coated products. The principal elements of these costs are:

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999
Net Sales. Our net sales were $189.2 million, with shipments of 511,200 net tons for the three months ended March 31, 2000, as compared to net sales of $117.5 million, with shipments of 369,500 net tons for the three months ended March 31, 1999, an increase in net sales of $71.7 million, or 61%. These increases were attributable in part to increased volumes of 141,700 net tons, or 38%, in conjunction with an increase of approximately $52, or 16%, in our average price per ton, for the three months ended March 31, 2000, as compared to the same period in 1999. These price increases were experienced throughout our product lines as a result of the continued strengthening of the industry.

Cost of Goods Sold. Cost of goods sold was $145.2 million for the three months ended March 31, 2000, as compared to $99.1 million for the three months ended March 31, 1999, an increase of $46.1 million, or 47%. This increase was primarily attributable to increased volumes. Steel scrap represented approximately 55% and 51% of our total cost of goods sold for the three months ended March 31, 2000 and 1999, respectively. Our costs associated with steel scrap averaged $21 per ton more during the first quarter of 2000 than during the first quarter of 1999 and $14 per ton more than during the fourth quarter of 1999.

As a percentage of net sales, cost of goods sold represented approximately 77% and 84% for the three months ended March 31, 2000 and 1999, respectively, reflecting the increase in our average price per ton and in our constant focus on production efficiencies and cost savings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.9 million for the three months ended March 31, 2000, as compared to $8.1 million for the three months ended March 31, 1999, an increase of $5.8 million, or 72%. This increase was partially attributable to an increase in start-up costs related to our expansion projects. Start-up costs related to our structural mill project, NMBS project and IDI were $6.1 million for the three months ended March 31, 2000, as compared to $4.0 million for the three months ended March 31, 1999, an increase of $2.1 million, or 53%. As a result of significantly improved operating results during the first quarter of 2000 as compared to 1999, employee performance-based incentives also comprised approximately $2.4 million of the total selling, general and administrative expense increase.

As a percentage of net sales, selling, general and administrative expenses represented approximately 7% for the three months ended March 31, 2000 and 1999.

Interest Expense. Interest expense was $4.9 million for the three months ended March 31, 2000, as compared to $5.6 million for the three months ended March 31, 1999, a decrease of $700,000, or 13%. This decrease was the direct result of increased capitalized interest of $654,000, or 31%, offsetting interest costs which were substantially level when comparing the first three months of 2000 to the same period in 1999.

Other Income. For the three months ended March 31, 2000, other income, primarily composed of interest income, was $183,000, as compared to $262,000 for the three months ended March 31, 1999, a decrease of $79,000, or 30%.

Federal Income Taxes. Our federal income tax provision was $10.2 million for the three months ended March 31, 2000, as compared to $2.0 million for the same period in 1999. This tax provision reflects income tax expense at the statutory income tax rate.

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

For the three months ended March 31, 2000, cash provided by operating activities was $28.5 million, as compared to $33.1 million for the three months ended March 31, 1999, a decrease of $4.6 million. Increasing inventory and accounts receivable levels were the primarily drivers of this decrease. Cash used in investing activities was $30.5 million, as compared to $48.0 million for the three months ended March 31, 2000 and 1999, respectively. Substantially all of these funds were invested in our capital projects. Approximately 56% of our capital investment costs incurred during the first three months of 2000 were utilized in site preparation and other pre-construction activities for the structural mill. Cash provided by financing activities was $1.6 million for the three months ended March 31, 2000, as compared to $20.6 million for the same period in 1999. This decrease in funds provided was the direct result of our utilization of increased cash from operations in relation to our additional borrowings.

We are in the process of amending our senior credit bank facility to provide us with the ability to borrow an additional $50.0 million in the form of an unsecured term loan facility. At least $25.0 million of these funds will be available to us to provide additional funding to IDI during its redesign efforts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense. At March 31, 2000, no material changes had occurred related to our interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on form 10-K for the year ended December 31, 1999.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We incorporate by reference to Part I, Item III of our 1999 Form 10-K Annual Report, filed with the Securities and Exchange Commission on March 29, 2000, the description of our pending litigation involving the nine related lawsuits, aggregating some $240 million in claims, brought against us and various investment banking firms, relating to a note offering in March 1998 by Nakornthai Strip Mill Public Company Ltd. ("NSM") and its investment bankers (the other co-defendants in the litigation). Discovery is proceeding in all of these cases.

We also incorporate by reference the description of a pending lawsuit brought by our Iron Dynamics subsidiary, for declaratory relief against Taft Contracting Company, involving a $1 million commercial dispute over some work Taft was contracted to provide. This suit is also in the discovery stage.

A third lawsuit referenced in our 1999 Form 10-K filing, involving another action for declaratory relief brought by our Iron Dynamics subsidiary against Dover Conveyor Company, and arising out of another construction dispute involving conveyor equipment purchased from Dover, has now been settled and dismissed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (A)   Exhibits -
               *27.1      Financial Data Schedule

         (B)   Reports on Form 8-K for the quarter ended March 31, 2000:
               None

*Filed herewith

Items 2 - 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

              Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 3, 2000

                                    STEEL DYNAMICS, INC.

                                    By:    /s/ TRACY L. SHELLABARGER

                                    Tracy L. Shellabarger
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer and Duly Authorized Officer)