Form 10-Q
period 2000-06-30
STEEL DYNAMICS INC
filed 2000-08-11
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2000

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

As of August 8, 2000, Registrant had outstanding 46,548,443 shares of Common Stock.

                              STEEL DYNAMICS, INC.
                                Table of Contents

                          PART I. Financial Information

Item 1.  Consolidated Financial Statements:
                                                                                                               Page
                                                                                                               ----
         Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999 ...............       1

         Consolidated Statements of Income for the three and six-month periods ended
         June 30, 2000 and 1999 (unaudited)...............................................................       2

         Consolidated Statements of Cash Flows for the three and six-month periods ended
         June 30, 2000 and 1999 (unaudited)...............................................................       3

         Notes to Consolidated Financial Statements.......................................................       4

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................................       6


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................       9




                           PART II. Other Information

Item 1.  Legal Proceedings ...............................................................................      10

Item 2.  Changes in Securities and Use of Proceeds........................................................      10

Item 4.  Submission of Matters to a Vote of Security Holders..............................................      10

Item 6.  Exhibits and Reports on Form 8-K.................................................................      11

         Signature........................................................................................      12

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                                   June 30          December 31
                                                                                                    2000                1999
                                                                                                 -----------        -----------
                                                                                                 (unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ...........................................................       $     9,677        $    16,615
     Accounts receivable, net ............................................................            88,193             74,642
     Accounts receivable-related parties .................................................            27,265             12,007
     Inventories .........................................................................           131,732            106,742
     Deferred taxes ......................................................................             6,083             10,987
     Other current assets ................................................................             3,975              4,808
                                                                                                 -----------        -----------
              Total current assets .......................................................           266,925            225,801

PROPERTY, PLANT, AND EQUIPMENT, NET ......................................................           774,638            742,787

RESTRICTED CASH ..........................................................................             4,576              6,696

OTHER ASSETS .............................................................................            16,339             16,272
                                                                                                 -----------        -----------

              TOTAL ASSETS ...............................................................       $ 1,062,478        $   991,556
                                                                                                 ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ....................................................................       $    21,271        $    19,622
     Accounts payable-related parties ....................................................            15,521             18,014
     Accrued interest ....................................................................             5,467              4,941
     Other accrued expenses ..............................................................            22,615             20,077
     Current maturities of long-term debt ................................................            15,501              7,921
                                                                                                 -----------        -----------
              Total current liabilities ..................................................            80,375             70,575

LONG-TERM DEBT, less current maturities ..................................................           531,578            498,042

DEFERRED TAXES ...........................................................................            34,249             29,774

MINORITY INTEREST ........................................................................             4,022              1,795

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A common stock voting, $.01 par value; 100,000,000 shares authorized;
         49,330,943 and 49,265,078 shares issued; and 46,649,843 and 47,970,978
         shares outstanding, as of June 30, 2000 and December 31, 1999, respectively .....               493                493
     Treasury stock, at cost; 2,681,100 and 1,294,100 shares as of June 30, 2000 and
         December 31, 1999, respectively .................................................           (33,358)           (19,650)
     Additional paid-in capital ..........................................................           335,520            335,237
     Retained earnings ...................................................................           109,599             75,290
                                                                                                 -----------        -----------
              Total stockholders' equity .................................................           412,254            391,370
                                                                                                 -----------        -----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................       $ 1,062,478        $   991,556
                                                                                                 ===========        ===========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                         Three Months Ended June 30        Six Months Ended June 30
                                                         --------------------------        ------------------------
                                                            2000             1999             2000            1999
                                                         ---------        ---------        ---------        ---------
                                                                 (unaudited)                       (unaudited)
NET SALES:
     Unrelated parties ...........................       $ 145,901        $  90,541        $ 297,576        $ 175,674
     Related parties .............................          44,836           76,120           82,333          108,440
                                                         ---------        ---------        ---------        ---------
         Total net sales .........................         190,737          166,661          379,909          284,114

Cost of goods sold ...............................         138,795          127,799          283,956          226,871
                                                         ---------        ---------        ---------        ---------
GROSS PROFIT .....................................          51,942           38,862           95,953           57,243

Selling, general and administrative expenses .....          14,930           10,919           28,780           19,018
                                                         ---------        ---------        ---------        ---------
OPERATING INCOME .................................          37,012           27,943           67,173           38,225

Interest expense .................................          (5,030)          (5,840)          (9,959)         (11,439)
Other expense, net ...............................          (1,306)          (1,869)          (1,123)          (1,607)
                                                         ---------        ---------        ---------        ---------
INCOME BEFORE INCOME TAXES .......................          30,676           20,234           56,091           25,179

Income taxes .....................................          11,617            8,094           21,783           10,069
                                                         ---------        ---------        ---------        ---------
     NET INCOME ..................................       $  19,059        $  12,140        $  34,308        $  15,110
                                                         =========        =========        =========        =========


BASIC EARNINGS PER SHARE:
Net income per share .............................       $    0.40        $    0.25        $    0.72        $    0.32
                                                         =========        =========        =========        =========
Weighted average common shares outstanding .......          47,570           47,900           47,783           47,889
                                                         =========        =========        =========        =========

DILUTED EARNINGS PER SHARE:
Net income per share .............................       $    0.40        $    0.25        $    0.72        $    0.31
                                                         =========        =========        =========        =========
Weighted average common shares and
     share equivalents outstanding ...............          47,705           48,331           47,954           48,239
                                                         =========        =========        =========        =========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Three Months Ended June 30      Six Months Ended June 30
                                                                          --------------------------      ------------------------
                                                                             2000            1999            2000            1999
                                                                          ---------        --------       ---------        --------
                                                                                 (unaudited)                      (unaudited)
OPERATING ACTIVITIES:
     Net income ....................................................       $ 19,059        $ 12,140        $ 34,308        $ 15,110
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization .............................         11,454          10,227          23,357          18,418
         Deferred income taxes .....................................          4,690          10,006           9,379           7,375
         Minority interest .........................................           (562)              -           2,227               -
         Changes in certain assets and liabilities:
              Accounts receivable ..................................        (11,529)         (9,613)        (28,809)         (9,456)
              Inventories ..........................................        (12,809)          3,835         (24,990)         11,486
              Other assets .........................................          2,252           1,929           2,815           5,187
              Accounts payable .....................................        (18,883)         (7,721)           (844)          7,104
              Accrued expenses .....................................         (1,632)            612           3,064            (759)
                                                                           --------        --------        --------        --------
              Net cash provided (used) in operating activities .....         (7,960)         21,415          20,507          54,465
                                                                           --------        --------        --------        --------

INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment ...................        (25,644)        (28,281)        (54,850)        (76,132)
     Other .........................................................          1,197           2,369            (108)          2,235
                                                                           --------        --------        --------        --------
              Net cash used in investing activities ................        (24,447)        (25,912)        (54,958)        (73,897)
                                                                           --------        --------        --------        --------

FINANCING ACTIVITIES:
     Issuance of long-term debt ....................................         41,388               -          47,039          21,762
     Repayments of long-term debt ..................................         (1,638)         (4,001)         (5,923)         (5,223)
     Issuance of common stock, net of expenses and
         proceeds and tax benefits from exercise of stock options ..             60              78             283             161
     Purchase of treasury stock ....................................        (13,708)              -         (13,708)              -
     Debt issuance costs ...........................................           (178)            (25)           (178)            (39)
                                                                           --------        --------        --------        --------
              Net cash provided (used) in financing activities .....         25,924          (3,948)         27,513          16,661
                                                                           --------        --------        --------        --------

Decrease in cash and cash equivalents ..............................         (6,483)         (8,445)         (6,938)         (2,771)
Cash and cash equivalents at beginning of period ...................         16,160          10,917          16,615           5,243
                                                                           --------        --------        --------        --------
Cash and cash equivalents at end of period .........................       $  9,677        $  2,472        $  9,677        $  2,472
                                                                           ========        ========        ========        ========


SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
Cash paid for interest .............................................       $  8,954        $  9,128        $ 18,093        $ 17,374
                                                                           ========        ========        ========        ========
Cash paid for taxes ................................................       $ 10,623        $  1,475        $ 10,978        $  1,785
                                                                           ========        ========        ========        ========


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

2. INVENTORIES

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

                                                                         June 30         December 31
                                                                           2000              1999
                                                                        ----------        ----------
Raw Materials....................................................       $   67,440        $   46,171
Supplies.........................................................           40,635            39,981
Work-in-progress.................................................            7,896             3,754
Finished Goods...................................................           15,761            16,836
                                                                        ----------        ----------
                                                                        $  131,732        $  106,742
                                                                        ==========        ==========

3. EARNINGS PER SHARE

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted earnings per share for the company is solely attributable to the dilutive effect of stock options. The reconciliations of the weighted average common shares for basic and diluted earnings per share for the three and six months ended June 30 are as follows (in thousands):

                                                                   Three Months Ended                      Six Months Ended
                                                              ---------------------------           ----------------------------
                                                                 2000             1999                 2000              1999
                                                              -----------     -----------           ----------        ----------
Basic weighted average common shares outstanding.........          47,570         47,900                47,783            47,889
Dilutive effect of stock options.........................             135            431                   171               350
                                                              -----------     ----------            ----------        ----------
Diluted weighted average common shares
   and share equivalents outstanding.....................          47,705         48,331                47,954            48,239
                                                              ===========     ==========            ==========        ==========


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

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT INFORMATION

The company has two operating segments: Steel Operations and Steel Scrap Substitute Operations. Steel Operations include all revenues from the flat roll mill facility, which produces and sells hot rolled, cold rolled, and galvanized sheet steel; and also includes all start-up costs associated with the structural and rail mill, which will produce structural steel and rail products. Steel Scrap Substitute Operations include revenues from Iron Dynamics, Inc., which will provide liquid pig iron to the company. In addition, Corporate and Eliminations include certain unallocated corporate accounts, such as SDI senior bank debt and certain other investments, which include the start-up operation of NMBS. The company's operations are primarily organized and managed by operating segment. The company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the operating segments are consistent with those described in Note 1 to the 1999 financial statements. Intersegment sales and transfers are accounted for at standard prices and are eliminated in consolidation. Segment results for the three and six months ended June 30, are as follows (in thousands):

                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                -------------------------------         -------------------------------
                                                  2000                  1999                2000                1999
                                                -----------         -----------         -----------         -----------
STEEL OPERATIONS
Net sales
     External                                   $   190,737         $   166,661         $   379,909         $   284,114
     Other segments                                   1,273                   -               1,273                   -
Operating income                                     46,461              34,056              85,223              48,216
Assets                                              901,493             820,727             901,493             820,727

-----------------------------------------------------------------------------------------------------------------------
STEEL SCRAP SUBSTITUTE OPERATIONS
Net sales
     External                                   $         -         $         -         $         -         $         -
     Other segments                                   2,283                 289               5,547                 342
Operating loss                                       (3,716)             (3,141)             (7,826)             (6,102)
Assets                                              129,867             111,169             129,867             111,169

-----------------------------------------------------------------------------------------------------------------------
CORPORATE AND ELIMINATIONS
Net sales
     External                                   $         -         $         -         $         -         $         -
     Other segments                                  (3,556)               (289)             (6,820)               (342)
Operating loss                                       (5,733)             (2,972)            (10,224)             (3,889)
Assets                                               31,118              22,578              31,118              22,578

-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
Net sales
     External                                   $   190,737         $   166,661         $   379,909         $   284,114
Operating income                                     37,012              27,943              67,173              38,225
Assets                                            1,062,478             954,474           1,062,478             954,474

-----------------------------------------------------------------------------------------------------------------------


The external net sales of the company's Steel Operations include sales to Non-U.S. companies of $2.0 million and $294,000 for the three months ended June 30, 2000 and 1999, respectively, and $8.1 million and $738,000 for the six months ended June 30, 2000 and 1999, respectively.

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

Overview

We operate a technologically advanced flat-rolled steel mini-mill in Butler, Indiana with an annual production capacity of 2.2 million tons. We manufacture and market a broad range of high quality flat-rolled carbon steel products. We sell hot rolled, cold rolled and coated steel products, including high strength low alloy and medium carbon steels. We sell these products directly to end users and through steel service centers primarily in the Midwestern United States. Our products are used for various applications, including automotive, appliance, manufacturing, consumer durable goods, industrial machinery, and various other applications.

In addition to our flat-rolled mini-mill, we continue to do design modification and completion work on a second facility; we continue to await the conclusion of the administrative appeals process in connection with the issuance of a required permit to enable us to commence construction on a third facility; and we have an investment in a steel fabrication plant. Our second facility, operated by our subsidiary, Iron Dynamics Inc., involves the pioneering of a process to produce direct reduced iron, which we plan to convert into liquid pig iron, a high quality, lower-cost steel scrap substitute for use in our flat-rolled facility. During 1999, we determined that certain of Iron Dynamics' equipment and processes would require design modifications. The modifications are planned to occur during the second half of 2000. During the first six months of 2000, Iron Dynamics operated at limited production levels, in order to demonstrate its ability to achieve superior metallurgical results and to verify the operational and product benefits of using liquid pig iron in the flat-rolled mill's melt shop. Iron Dynamics suspended limited production in July 2000 to prepare for the necessary design modifications in the later half of the year.

Our third facility, a planned structural and rail mill, and our investment in New Millennium Building Systems, LLC, (NMBS) will provide an opportunity for further product diversification and market penetration. Upon completion of the structural and rail mill, which we now anticipate will take approximately twelve to fourteen months from the final issuance of a construction permit which we believe will be resolved within the next four to five months, we plan to manufacture structural steel beams, pilings and rails for the construction and railroad markets. In addition, our investment in New Millennium provides a like opportunity for our steel to access the non-residential construction markets with steel joists, trusses and girders and roof and floor decking products. Successful test-production occurred in June 2000, only six months after NMBS plant construction began, with commercial production beginning in the third quarter 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

Net Sales. Our net sales were $190.7 million, with total shipments of 503,700 net tons for the three months ended June 30, 2000, as compared to net sales of $166.7 million, with total shipments of 505,900 net tons for the three months ended June 30, 1999, an increase in net sales of $24.0 million, or 14%. This increase was primarily attributable to an increase of approximately $52, or 16%, in our average price per ton, for the three months ended June 30, 2000, as compared to the same period in 1999. These price increases were experienced throughout our product lines, and most significantly within our cold rolled products, which drove a slight product mix change during the second quarter 2000 to these higher margin products.

Cost of Goods Sold. Cost of goods sold was $138.8 million for the three months ended June 30, 2000, as compared to $127.8 million for the three months ended June 30, 1999, an increase of $11.0 million, or 9%. Steel scrap represented approximately 52% and 46% of our total cost of goods sold for the three months ended June 30, 2000 and 1999, respectively. Our costs associated with steel scrap averaged $20 per ton more during the second quarter of 2000 than during the second quarter of 1999 and $8 per ton less than during the first quarter of 2000.

As a percentage of net sales, cost of goods sold represented approximately 73% and 77% for the three months ended June 30, 2000 and 1999, respectively, reflecting the increase in our average price per ton and in our constant focus on production efficiencies and cost savings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.9 million for the three months ended June 30, 2000, as compared to $10.9 million for the three months ended June 30, 1999, an increase of $4.0 million, or 37%. This increase was partially attributable to an increase in start-up costs related to our expansion projects. Start-up costs related to our structural mill project, NMBS project and IDI were $6.4 million for the three months ended June 30, 2000, as compared to $4.5 million for the three months ended June 30, 1999, an increase of $1.9 million, or 42%.

As a percentage of net sales, selling, general and administrative expenses represented approximately 8% and 7% for the three months ended June 30, 2000 and 1999, respectively.

Interest Expense. Interest expense was $5.0 million for the three months ended June 30, 2000, as compared to $5.8 million for the three months ended June 30, 1999, a decrease of $800,000, or 14%. This decrease was the direct result of increased capitalized interest of $892,000, or 49%, offsetting interest costs which were substantially level when comparing the three months ended June 30, 2000 to the same period in 1999.

Other Income (Expense). For the three months ended June 30, 2000, other income, composed of interest income, was $90,000, as compared to $241,000 for the three months ended June 30, 1999, a decrease of $151,000, or 63%.

Other expense was $1.4 million, for the three months ended June 30, 2000, representing the write-off of our remaining investment in Nakornthai Strip Mill Public Company, Limited (NSM) and $2.1 million, for the three months ended June 30, 1999, of which $1.8 million represented the write-off of our entire cost-basis investment in Qualitech Steel Corporation (Qualitech). On May 8, 2000, the Central Bankruptcy Court of Thailand issued an order for the business reorganization of NSM and appointed an independent firm to manage the process. During the second quarter of 2000, active trading of NSM shares on the Stock Exchange of Thailand was also suspended. It is our belief that our investment in NSM was permanently and fully impaired at June 30, 2000.

Federal Income Taxes. Our federal income tax provision was $10.7 million for the three months ended June 30, 2000, as compared to $7.1 million for the same period in 1999. This federal tax provision reflects income tax expense at the statutory income tax rate.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

Net Sales. Our net sales were $379.9 million, with total shipments of 1,014,900 net tons for the six months ended June 30, 2000, as compared to net sales of $284.1 million, with total shipments of 875,400 net tons for the six months ended June 30, 1999, an increase in net sales of $95.8 million, or 34%. These increases were attributable in part to increased volumes of 139,500 net tons, or 16%, in conjunction with an increase in our average price per ton experienced throughout all product lines.

Cost of Goods Sold. Cost of goods sold was $284.0 million for the six months ended June 30, 2000, as compared to $226.9 million for the six months ended June 30, 1999, an increase of $57.1 million, or 25%. Steel scrap represented approximately 54% and 48% of our total cost of goods sold for the six months ended June 30, 2000 and 1999, respectively. As a percentage of net sales, cost of goods sold represented approximately 75% and 80% for the six months ended June 30, 2000 and 1999, respectively, reflecting the increase in our average price per ton and in our constant focus on production efficiencies and cost savings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $28.8 million for the six months ended June 30, 2000, as compared to $19.0 million for the six months ended June 30, 1999, an increase of $9.8 million, or 52%. This increase was partially attributable to an increase in start-up costs related to our expansion projects. Start-up costs related to our structural mill project, NMBS project and IDI were $12.5 million for the six months ended June 30, 2000, as compared to $8.5 million for the six months ended June 30, 1999, an increase of $4.0 million, or 47%. As a result of significantly improved operating results during the first quarter of 2000 as compared to 1999, employee performance-based incentives also comprised approximately $2.4 million of the total selling, general and administrative expense increase. As a percentage of net sales, selling, general and administrative expenses represented approximately 8% and 7% for the six months ended June 30, 2000 and 1999, respectively.

Interest Expense. Interest expense was $10.0 million for the six months ended June 30, 2000, as compared to $11.4 million for the six months ended June 30, 1999, a decrease of $1.4 million, or 12%. This decrease was the direct result of increased capitalized interest of $1.5 million, or 43%, offsetting interest costs which were substantially level when comparing the first six months of 2000 to the same period in 1999.

Other Income (Expense). For the six months ended June 30, 2000, other income, composed of interest income, was $273,000, as compared to $503,000 for the six months ended June 30, 1999, a decrease of $230,000, or 46%.

Other expense was $1.4 million, for the six months ended June 30, 2000, representing the write-off of our remaining investment in Nakornthai Strip Mill Public Company, Limited (NSM) and $2.1 million, for the six months ended June 30, 1999, of which $1.8 million represented the write-off of our entire cost-basis investment in Qualitech Steel Corporation (Qualitech). On May 8, 2000, the Central Bankruptcy Court of Thailand issued an order for the business reorganization of NSM and appointed an independent firm to manage the process. During the second quarter of 2000, active trading of NSM shares on the Stock Exchange of Thailand was also suspended. It is our belief that our investment in NSM was permanently and fully impaired at June 30, 2000.

Federal Income Taxes. Our federal income tax provision was $19.6 million for the six months ended June 30, 2000, as compared to $8.8 million for the same period in 1999. This federal tax provision reflects income tax expense at the statutory income tax rate.

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

For the six months ended June 30, 2000, cash provided by operating activities was $20.5 million, as compared to $54.5 million for the six months ended June 30, 1999, a decrease of $34.0 million. Increasing inventory and accounts receivable levels were the primarily drivers of this decrease. We increased steel scrap inventories to take advantage of the lower steel scrap pricing experienced throughout the first half of 2000. Cash used in investing activities was $55.0 million, as compared to $73.9 million for the six months ended June 30, 2000 and 1999, respectively. Substantially all of these funds were invested in our capital projects. Approximately 53% of our capital investment costs incurred during the first six months of 2000 were utilized in site preparation and other pre-construction activities for the structural mill. Cash provided by financing activities was $27.5 million for the six months ended June 30, 2000, as compared to $16.7 million for the same period in 1999. This increase in funds provided was the direct result of increased borrowings to fund steel scrap purchases and treasury stock purchases which totaled $13.7 million during the second half of 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense. At June 30, 2000, no material changes had occurred related to our interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 1999.

                                     PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We incorporate by reference Part I, Item III of our 1999 Form 10-K Annual Report, filed with the Securities and Exchange Commission on March 29, 2000, the description of our pending litigation involving the nine related lawsuits, aggregating some $240 million in claims, brought against us and various investment banking firms, relating to a note offering in March 1998 by Nakornthai Strip Mill Public Company Ltd. ("NSM") and its investment bankers (the other co-defendants in the litigation). Discovery is proceeding in all of these cases.

We also incorporate by reference the description of a pending lawsuit brought by our Iron Dynamics subsidiary, for declaratory relief against Taft Contracting Company, involving a $1 million commercial dispute over some work Taft was contracted to provide. This suit is also in the discovery stage.

A copy of the foregoing is annexed to this report as Exhibit 99.2.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 13, 2000, we granted a one time non-statutory stock option to Larry J. Lehtinen, incident to his resignation as an officer and employee of Steel Dynamics, Inc. and its subsidiary Iron Dynamics, Inc., for 30,000 shares of our common stock, at an exercise price of $9.625 per share, the fair market value of the shares at date of grant. The option is for 21 months and expires at 5:00 p.m. EST on March 12, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 18, 2000. Proxies were solicited for the Annual Meeting in accordance with the requirements of the Securities Exchange Act 1934.

At the Annual Meeting, the following occurred:

       -      With respects to Item 1 in our Proxy Statement (Election of
              Directors)

                                                                           Shares Voted Against
                         Director                   Shares Voted For           or Withheld
                  Keith E. Busse                       39,863,071                   58,350
                  Richard P. Teets, Jr.                39,863,671                   57,750
                  Mark D. Millett                      39,863,071                   58,350
                  Tracy L. Shellabarger                36,517,450                3,403,971
                  Leonard Rifkin                       39,626,524                  294,897
                  John C. Bates                        39,863,071                   58,680
                  Kazuhiro Atsushi                     36,516,850                3,404,571
                  Dr. Jurgen Kolb                      39,918,641                    2,780
                  Joseph D. Ruffolo                    36,566,192                3,355,229
                  Richard J. Freeland                  36,535,112                3,386,309
                  James E. Kelley                      36,586,147                3,335,274

       - With respect to Item 2 in our Proxy Statement (Ratification of the Appointment of Independent Auditors) Ernst & Young LLP was approved as our independent auditors for the year 2000:

                  Shares Voted For                  40,239,194
                  Shares Voted Against                   8,273
                  Abstentions                            9,604

       - With respect to Item 3 in our Proxy Statement (Approval of the Amended and Restated Officer and Manager Cash and Stock Bonus
              Plan):

                  Shares Voted For                  35,535,857
                  Shares Voted Against               1,693,362
                  Abstentions                           27,852

       - With respect to Item 4 in our Proxy Statement (Approval of Non-Employee Director Stock Option Plan):

                  Shares Voted For                  36,056,633
                  Shares Voted Against               1,171,268
                  Abstentions                           29,170

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)           Exhibits -
                 *10.23    (Revised) Officer and Manager Cash and Stock Bonus Plan
                 *10.40    Non-Employee Director Stock Option Plan
                 *27.1     Financial Data Schedule
                 *99.2     Part I, Item III "Legal Proceedings" of Steel Dynamics, Inc. 1999 Form 10-K Annual Report

       (B) Reports on Form 8-K for the quarter ended June 30, 2000:
           None

                  --------------------------
*Filed herewith

Items 3 and 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2000



                                            STEEL DYNAMICS, INC.


                               By:  /s/ TRACY L. SHELLABARGER
                                   ------------------------------------------
                                            Tracy L. Shellabarger
                                   Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer
                                          and Duly Authorized Officer)