Form 10-Q
period 2000-09-30
STEEL DYNAMICS INC
filed 2000-11-13
CIK 1022671

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2000

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

      Registrant's telephone number, including area code: (219) 459-3553


         Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                                            Name of each exchange on which registered
 -------------------                                            ------------------------------------------
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

As of November 6, 2000, Registrant had outstanding 45,502,626 shares of Common Stock.

                             STEEL DYNAMICS, INC.
                              Table of Contents

                                               PART I. Financial Information

Item 1.   Consolidated Financial Statements:

                                                                                                                 Page
                                                                                                                 ----
         Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999 ..........         1

         Consolidated Statements of Income for the three and nine-month periods ended
         September 30, 2000 and 1999 (unaudited)..........................................................         2

         Consolidated Statements of Cash Flows for the three and nine-month periods ended
         September 30, 2000 and 1999 (unaudited)..........................................................         3

         Notes to Consolidated Financial Statements.......................................................         4

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................................         6


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................         9


                                               PART II. Other Information

Item 1.  Legal Proceedings ...............................................................................        10


Item 6.  Exhibits and Reports on Form 8-K.................................................................        10

         Signature........................................................................................        11

                             STEEL DYNAMICS, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                                                               September 30    December 31
                                                                                                   2000           1999
                                                                                                ----------    -----------
                                                                                                (unaudited)
                                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...............................................................   $    4,617    $   16,615
     Accounts receivable, net................................................................       81,330        74,642
     Accounts receivable-related parties.....................................................       28,029        12,007
     Inventories.............................................................................      127,023       106,742
     Deferred taxes..........................................................................        9,711        10,987
     Other current assets....................................................................       10,867         4,808
                                                                                                ----------    ----------
              Total current assets...........................................................      261,577       225,801

PROPERTY, PLANT, AND EQUIPMENT, NET..........................................................      794,888       742,787

RESTRICTED CASH..............................................................................        3,499         6,696

OTHER ASSETS  ...............................................................................       15,699        16,272
                                                                                                ----------    ----------

              TOTAL ASSETS...................................................................   $1,075,663    $  991,556
                                                                                                ==========    ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable........................................................................   $   21,041    $   19,622
     Accounts payable-related parties........................................................        8,583        18,014
     Accrued interest........................................................................        5,631         4,941
     Other accrued expenses..................................................................       23,436        20,077
     Current maturities of long-term debt....................................................       19,010         7,921
                                                                                                ----------    ----------
              Total current liabilities......................................................       77,701        70,575

LONG-TERM DEBT, less current maturities......................................................      536,556       498,042

DEFERRED TAXES...............................................................................       45,112        29,774

MINORITY INTEREST............................................................................        3,667         1,795

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Class A common stock voting, $.01 par value; 100,000,000 shares authorized; 49,342,596 and 49,265,078 shares issued; and
         45,617,596 and 47,970,978 shares outstanding, as of
         September 30, 2000 and December 31, 1999, respectively..............................          493           493
     Treasury stock, at cost; 3,725,000 and 1,294,100 shares as of September 30, 2000 and
         December 31, 1999, respectively.....................................................      (45,406)      (19,650)
Additional paid-in capital...................................................................      335,559       335,237
Retained earnings............................................................................      121,981        75,290
                                                                                                ----------    ----------
              Total stockholders' equity.....................................................      412,627       391,370
                                                                                                ----------    ----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................   $1,075,663    $  991,556
                                                                                                ==========    ==========




               See notes to consolidated financial statements.

                             STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)


[CAPTION]

                                                                Three Months Ended               Nine Months Ended
                                                                    September 30                   September 30
                                                              --------------------------     --------------------------
                                                                 2000            1999           2000            1999
                                                              -----------    -----------     -----------    -----------
                                                                      (unaudited)                    (unaudited)
NET SALES:
     Unrelated parties...................................     $   129,049    $   111,989     $   426,625    $   319,983
     Related parties.....................................          31,216         46,735         113,549        122,855
                                                              -----------    -----------     -----------    -----------
         Total net sales.................................         160,265        158,724         540,174        442,838

Cost of goods sold.......................................         124,503        124,700         408,459        351,571
                                                              -----------    -----------     -----------    -----------
GROSS PROFIT  ...........................................          35,762         34,024         131,715         91,267

Selling, general and administrative expenses.............          12,185         10,824          40,965         29,842
                                                              -----------    -----------     -----------    -----------
OPERATING INCOME.........................................          23,577         23,200          90,750         61,425

Interest expense.........................................          (5,363)        (5,844)        (15,322)       (17,283)
Other income (expense), net..............................             216            174            (907)        (1,433)
                                                              -----------    -----------     -----------    -----------
INCOME BEFORE INCOME TAXES...............................          18,430         17,530          74,521         42,709

Income taxes  ...........................................           6,047          7,012          27,830         17,081
                                                              -----------    -----------     -----------    -----------
     NET INCOME..........................................     $    12,383    $    10,518     $    46,691    $    25,628
                                                              ===========    ===========     ===========    ===========


BASIC EARNINGS PER SHARE:
Net income per share.....................................     $      0.27    $      0.22     $      0.99    $      0.54
                                                              ===========    ============    ===========    ===========
Weighted average common shares outstanding...............          46,217         47,919          47,261         47,900
                                                              ===========    ===========     ===========    ===========

DILUTED EARNINGS PER SHARE:
Net income per share.....................................     $      0.27    $      0.22     $      0.99    $      0.53
                                                              ===========    ===========     ===========    ===========
Weighted average common shares and
     share equivalents outstanding.......................          46,359         48,329          47,423         48,298
                                                              ===========    ===========     ===========    ===========




               See notes to consolidated financial statements.

                             STEEL DYNAMICS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30                    September 30
                                                                    ----------------------------------------------------------
                                                                         2000           1999           2000           1999
                                                                    ------------   -----------     ------------   ------------
                                                                             (unaudited)                    (unaudited)
OPERATING ACTIVITIES:
     Net income...........................................          $    12,383    $    10,518     $    46,691    $    25,628
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization.....................               10,866         10,194          34,223         28,613
        Deferred income taxes.............................                7,235          2,794          16,614         10,169
        Minority interest.................................                 (355)             -           1,872              -
        Changes in certain assets and liabilities:
           Accounts receivable............................                6,099         (7,976)        (22,710)       (17,432)
           Inventories....................................                4,709            383         (20,281)        11,869
           Other assets...................................               (5,371)        (3,058)         (2,556)         2,129
           Accounts payable...............................               (7,168)        (7,255)         (8,012)          (151)
           Accrued expenses...............................                  985          5,466           4,049          4,707
                                                                    -----------    -----------     -----------    -----------
           Net cash provided by operating activities......               29,383         11,066          49,890         65,532
                                                                    -----------    -----------     -----------    -----------

INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment..........              (30,921)       (23,186)        (85,771)       (99,318)
     Other ...............................................                    -          1,098            (108)         3,333
                                                                    -----------    -----------     -----------    -----------
           Net cash used in investing activities..........              (30,921)       (22,088)        (85,879)       (95,985)
                                                                    -----------    -----------     -----------    -----------

FINANCING ACTIVITIES:
     Issuance of long-term debt...........................               19,607         20,948          66,646         42,710
     Repayments of long-term debt.........................              (11,120)        (5,640)        (17,043)       (10,864)
     Issuance of common stock, net of expenses and proceeds
        and tax benefits from exercise of stock options...                   39            263             322            424
     Purchase of treasury stock...........................              (12,048)             -         (25,756)             -
     Debt issuance costs..................................                    -             43            (178)             4
                                                                    -----------    -----------     -----------    -----------
           Net cash provided (used in) by financing activities           (3,522)        15,614          23,991         32,274
                                                                    -----------    -----------     -----------    -----------


Increase (decrease) in cash and cash equivalents..........               (5,060)         4,592         (11,998)         1,821
Cash and cash equivalents at beginning of period..........                9,677          2,472          16,615          5,243
                                                                    -----------    -----------     -----------    -----------
Cash and cash equivalents at end of period................          $     4,617    $     7,064     $     4,617    $     7,064
                                                                    ===========    ===========     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
Cash paid for interest....................................          $    10,161    $     7,781     $    28,254    $    25,155
                                                                    ===========    ===========     ===========    ===========
Cash paid for taxes.......................................          $     6,730    $     5,395     $    17,708    $     7,180
                                                                    ===========    ===========     ===========    ===========


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


2.  INVENTORIES

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

                                                                                                    September 30      December 31
                                                                                                       2000              1999
                                                                                                    ----------        ----------
Raw Materials................................................................................       $   52,241        $   46,171
Supplies.....................................................................................           41,508            39,981
Work-in-progress.............................................................................           10,517             3,754
Finished Goods...............................................................................           22,757            16,836
                                                                                                    ----------        ----------
                                                                                                    $  127,023        $  106,742
                                                                                                    ==========        ==========


3.  EARNINGS PER SHARE

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted earnings per share for the company is solely attributable to the dilutive effect of stock options. The reconciliations of the weighted average common shares for basic and diluted earnings per share for the three and nine months ended September 30 are as follows (in thousands):

                                                                   Three Months Ended                      Nine Months Ended
                                                              ---------------------------           ----------------------------
                                                                 2000             1999                 2000              1999
                                                              -----------     -----------           ----------        ----------
Basic weighted average common shares outstanding.........          46,217         47,919                47,261            47,900
Dilutive effect of stock options.........................             142            410                   162               398
                                                              -----------     ----------            ----------        ----------
Diluted weighted average common shares
   and share equivalents outstanding.....................          46,359         48,329                47,423            48,298
                                                              ===========     ==========            ==========        ==========


4.  NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and then was amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. SFAS No. 138 addressed a limited number of issues regarding implementation difficulties. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. Management has identified all potential derivative instruments and is substantially complete with evaluating possible financial statement impact. This process will be completed during the fourth quarter of 2000. To date, management believes the impact of SFAS 133 will be immaterial to the company's financial statements.

                             STEEL DYNAMICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  SEGMENT INFORMATION

The company has two operating segments: Steel Operations and Steel Scrap Substitute Operations. Steel Operations include all revenues from the flat roll mill facility, which produces and sells hot rolled, cold rolled, and galvanized sheet steel; and also includes all start-up costs associated with the structural and rail mill, which will produce structural steel and rail products. Steel Scrap Substitute Operations include revenues from Iron Dynamics, Inc., which will provide liquid pig iron to the company. In addition, Corporate and Eliminations include certain unallocated corporate accounts, such as SDI senior bank debt and certain other investments, which include NMBS operations and SDI Investment Company. The company's operations are primarily organized and managed by operating segment. The company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the operating segments are consistent with those described in Note 1 to the 1999 financial statements. Intersegment sales and transfers are accounted for at standard prices and are eliminated in consolidation. Segment results for the three and nine months ended September 30, are as follows (in thousands):


                                                    THREE MONTHS ENDED                           NINE MONTHS ENDED
                                             -------------------------------             -------------------------------
                                                 2000                1999                    2000                1999
                                             -----------         -----------             -----------         -----------
STEEL OPERATIONS
Net sales
     External                                $    155,409        $   158,724             $   535,318         $   442,838
     Other segments                                 1,418                  -                   2,691                   -
Operating income                                   30,824             29,238                 116,047              77,454
Assets                                            895,177            837,506                 895,177             837,506

------------------------------------------------------------------------------------------------------------------------
STEEL SCRAP SUBSTITUTE OPERATIONS
Net sales
     External                                $          -        $         -             $         -         $         -
     Other segments                                   205                720                   5,752               1,062
Operating loss                                     (1,856)            (3,848)                 (9,682)             (9,950)
Assets                                            135,943            117,296                 135,943             117,296

------------------------------------------------------------------------------------------------------------------------
CORPORATE AND ELIMINATIONS
Net sales
     External                                $      4,856        $         -             $     4,857         $         -
     Other segments                                (1,623)              (720)                 (8,443)             (1,062)
Operating loss                                     (5,391)            (2,190)                (15,615)             (6,079)
Assets                                             44,543             32,003                  44,543              32,003

------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
Net sales
     External                                $    160,265        $   158,724             $   540,174         $   442,838
Operating income                                   23,577             23,200                  90,750              61,425
Assets                                          1,075,663            986,805               1,075,663             986,805

------------------------------------------------------------------------------------------------------------------------


The external net sales of the company's Steel Operations include sales to Non-U.S. companies of $938,000 and $4.7 million for the three months ended September 30, 2000 and 1999, respectively, and $9.0 million and $5.4 million for the nine months ended September 30, 2000 and 1999, respectively.

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

In addition to our flat-rolled mini-mill, we continue to do design modification and completion work on a second facility operated by our subsidiary, Iron Dynamics Inc. The facility involves the pioneering of a process to produce direct reduced iron, which we plan to convert into liquid pig iron, a high quality, lower-cost steel scrap substitute for use in our flat-rolled facility. During 1999, we determined that certain of Iron Dynamics' equipment and processes would require design modifications. The modifications are occurring throughout the second half of 2000, with completion anticipated during December 2000.

We continue to await the conclusion of the administrative appeals process in connection with the issuance of a required permit to enable us to commence construction on our planned structural and rail facility located in Whitely County, Indiana. Due to this delay within the permitting process, we anticipate the earliest operations could begin in this facility is the first quarter of 2002. Upon completion, this facility will be utilized for the manufacture of structural steel beams, pilings and rails for the construction and railroad markets, providing us an opportunity for further product diversification and market penetration.

Our investment in New Millennium Building Systems (NMBS) also provides us the opportunity to access new markets by providing steel joists, trusses and girders and roof and floor decking products to the non-residential construction arena. NMBS began commercial production in July 2000, only seven months after the commencement of plant construction.

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

In order to ensure consistent and efficient hot band plant utilization, we have entered into a multi-year "off-take" sales and distribution agreement with Heidtman Steel Products, Inc. which accounts for approximately 30,000 tons of our monthly flat-rolled production at prevailing market prices. We generally do not enter into material fixed price, long-term, exceeding one calendar quarter, contracts for the sale of steel. Although fixed price contracts may reduce risks related to price declines, these contracts may also limit our ability to take advantage of price increases.

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

Steel scrap and scrap substitutes represent the most significant component of our cost of goods sold. Natural gas is also a significant raw material utilized at both our flat-rolled mini-mill and within the Iron Dynamics steel scrap substitute process.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Our net sales were $160.3 million, with total shipments of 444,300 net tons for the three months ended September 30, 2000, as compared to net sales of $158.7 million, with total shipments of 484,700 net tons for the three months ended September 30, 1999. Even though our third quarter 2000 average price per ton was approximately $33 higher than for the same period in 1999, our average price per ton decreased approximately $21 from the second quarter of 2000. This average pricing decrease was experienced throughout the industry and we believe it is the direct result of weakening demand and over-supply, caused in significant part by elevated service center inventory levels and record high import levels.

Cost of Goods Sold. Cost of goods sold was $124.5 million for the three months ended September 30, 2000, as compared to $124.7 million for the three months ended September 30, 1999, a decrease of $200,000. Steel scrap represented approximately 52% and 49% of our total cost of goods sold for the three months ended September 30, 2000 and 1999, respectively. Our costs associated with steel scrap averaged $5 per ton more during the third quarter of 2000 than during the same period in 1999 and $17 per ton less than during the first quarter of 2000. We believe we will continue to see a decline in scrap pricing throughout the fourth quarter of 2000.

As a percentage of net sales, cost of goods sold represented approximately 78% and 79% for the three months ended September 30, 2000 and 1999, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.2 million for the three months ended September 30, 2000, as compared to $10.8 million for the three months ended September 30, 1999, an increase of $1.4 million, or 13%. The increase was due in part to costs associated with litigation regarding Nakornthai Strip Mill Public Company Ltd. (NSM). Start-up costs related to our construction projects were $3.7 million for the three months ended September 30, 2000, as compared to $5.1 million for the three months ended September 30, 1999, a decrease of $1.4 million, or 27%.

As a percentage of net sales, selling, general and administrative expenses represented approximately 8% and 7% for the three months ended September 30, 2000 and 1999, respectively.

Interest Expense. Net interest expense was $5.4 million for the three months ended September 30, 2000, as compared to $5.8 million for the three months ended September 30, 1999, a decrease of $400,000, or 7%. Due to increased borrowings to fund our various construction projects, gross interest expense increased 10% to $8.5 million and capitalized interest increased 63% to $3.1 million for the three months ended September 30, 2000, as compared to the same period in 1999.

Other Income (Expense). For the three months ended September 30, 2000, other income was $216,000, as compared to $174,000 for the three months ended September 30, 1999, an increase of 24%.

Income Taxes. Our federal income tax provision was $6.5 million for the three months ended September 30, 2000, as compared to $6.1 million for the same period in 1999. This federal tax provision reflects income tax expense at the statutory income tax rate. During the third quarter 2000, our effective state tax rate was 4%, excluding a one-time state income tax benefit of $1.2 million, resulting from the reduction in effective tax rate applied to our cumulative net deferred tax liability.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Our net sales were $540.2 million, with total shipments of 1,458,600 net tons for the nine months ended September 30, 2000, as compared to net sales of $442.8 million, with total shipments of 1,360,200 net tons for the nine months ended September 30, 1999, an increase in net sales of $97.4 million, or 22%. These increases were attributable in part to increased volumes of 98,400 net tons, or 7%, in conjunction with an increase in our average price per ton for the nine months ended September 20, 2000 as compared to the same period in 1999.

Cost of Goods Sold. Cost of goods sold was $408.5 million for the nine months ended September 30, 2000, as compared to $351.6 million for the nine months ended September 30, 1999, an increase of $56.9 million, or 16%. Steel scrap represented approximately 53% and 49% of our total cost of goods sold for the nine months ended September 30, 2000 and 1999, respectively. As a percentage of net sales, cost of goods sold represented approximately 76% and 79% for the nine months ended September 30, 2000 and 1999, respectively, reflecting the increase in our average price per ton and in our constant focus on production efficiencies and cost savings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $41.0 million for the nine months ended September 30, 2000, as compared to $29.8 million for the nine months ended September 30, 1999, an increase of $11.2 million, or 38%. This increase was partially attributable to an increase in start-up costs related to our expansion projects and partially attributable to the cost of litigating NSM. Start-up costs related to our structural mill project, NMBS project and IDI were $16.2 million for the nine months ended September 30, 2000, as compared to $13.6 million for the nine months ended September 30, 1999, an increase of $2.6 million, or 19%. As a result of significantly improved operating results during the first three quarters of 2000 as compared to 1999, employee performance-based incentives also comprised approximately $3.6 million of the total selling, general and administrative expense increase. As a percentage of net sales, selling, general and administrative expenses represented approximately 8% and 7% for the nine months ended September 30, 2000 and 1999, respectively.

Interest Expense. Net interest expense was $15.3 million for the nine months ended September 30, 2000, as compared to $17.3 million for the nine months ended September 30, 1999, a decrease of $2.0 million, or 12%. This decrease was the direct result of increased capitalized interest costs of $2.8 million, or 52%, offsetting interest costs which were substantially level when comparing the first nine months of 2000 to the same period in 1999. Gross interest expense was $23.6 million, with capitalized interest of $8.2 million for the nine months ended September 30, 2000, as compared to gross interest expense of $22.7 million, with capitalized interest of $5.4 million for the same period in 1999.

Other Income (Expense). For the nine months ended September 30, 2000, other expense was $907,000 as compared to $1.4 million for the nine months ended September 30, 1999, a decrease of $493,000, or 35%.

Other expense for the three quarters ended September 30, 2000, includes a $1.4 million second quarter write-off of our remaining investment in NSM and for the same period in 1999, other expense includes a $1.8 million second quarter write-off of our entire cost-basis investment in Qualitech Steel Corporation (Qualitech). It is our belief that our investments in NSM and Qualitech were permanently and fully impaired at the time of write-off.

Income Taxes. Our federal income tax provision was $26.1 million for the nine months ended September 30, 2000, as compared to $14.9 million for the same period in 1999. This federal tax provision reflects income tax expense at the statutory income tax rate. For the first nine months of 2000, our effective state tax rate was 4%, excluding a one-time state income tax benefit of $1.2 million, resulting from the reduction in effective tax rate applied to our cumulative net deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel-making and finishing operations and to remain compliant with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity, long-term borrowings, state and local grants and capital cost reimbursements.

For the nine months ended September 30, 2000, cash provided by operating activities was $49.9 million, as compared to $65.5 million for the nine months ended September 30, 1999, a decrease of $15.6 million. Increasing inventory and accounts receivable levels were the primarily drivers of this decrease. We increased steel scrap inventories to take advantage of the lower steel scrap pricing experienced throughout the first three quarters of 2000. Cash used in investing activities was $85.9 million, as compared to $96.0 million for the nine months ended September 30, 2000 and 1999, respectively. Substantially all of these funds were invested in our capital projects. Approximately 52% of our capital investment costs incurred during the first nine months of 2000 were utilized in site preparation and other pre-construction activities for the structural mill. Cash provided by financing activities was $24.0 million for the nine months ended September 30, 2000, as compared to $32.3 million for the same period in 1999. This decrease in funds provided was the direct result of increased steel scrap purchases and treasury stock purchases which totaled $25.8 million during the first three quarters of 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense. At September 30, 2000, no material changes had occurred related to our interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 1999.

                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We incorporate by reference Part I, Item III of our 1999 Form 10-K Annual Report, filed with the Securities and Exchange Commission on March 29, 2000, the description of our pending litigation involving the nine related lawsuits, aggregating some $240 million in claims, brought against us and various investment banking firms, relating to a note offering in March 1998 by Nakornthai Strip Mill Public Company Ltd. ("NSM") and its investment bankers (the other co-defendants in the litigation). All pending cases have progressed beyond the pleadings stage, and discovery is continuing in all such cases.

Our previously pending lawsuit brought by our Iron Dynamics subsidiary against Taft Contracting Company was settled during the third quarter 2000 for less than the amount of Iron Dynamics' retainage, resulting in a final payment to Taft of $212,648.

A copy of the foregoing is annexed to this report as Exhibit 99.2.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)         Exhibits -

                 *27.1   Financial Data Schedule

                  99.2 Part I, Item III "Legal Proceedings" of Steel Dynamics, Inc. 1999 Form 10-K Annual Report

      (B)   Reports on Form 8-K for the quarter ended September 30, 2000:
            None


            --------------------------
*Filed herewith

Items 2 - 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2000


                                         STEEL DYNAMICS, INC.



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