Form 10-K405
period 2000-12-31
STEEL DYNAMICS INC
filed 2001-03-30
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-21719

                              STEEL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

                          INDIANA                                                35-1929476
(State or other jurisdiction of incorporation or organization)        (IRS employer Identification No.)

     6714 POINTE INVERNESS WAY, SUITE 200, FORT WAYNE, IN                           46804
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                  Yes[X]  No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock of $11.81 on March 23, 2001 as reported on the Nasdaq National Market, was approximately, $362,186,000.

As of March 23, 2001, Registrant had outstanding 45,512,738 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Item 10, Item 11 and Item 12 of Part III will be set forth in, and incorporated by reference from, the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2001, (the "2000 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2000.

                              STEEL DYNAMICS, INC.

                                TABLE OF CONTENTS

Part I                                                                                         Page
     Item 1.  Business ......................................................................    1
     Item 2.  Properties ....................................................................   31
     Item 3.  Legal Proceedings .............................................................   33
     Item 4.  Submission of Matters to a Vote of Security Holders ...........................   34

Part II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .........   34
     Item 6.  Selected Financial Data .......................................................   35
     Item 7.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ...................................................   37
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk ....................   41
     Item 8.  Consolidated Financial Statements .............................................   42
     Item 9.  Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosures ...................................................   60

Part III

     Item 10. Directors and Executive Officers of the Registrant ............................   60
     Item 11. Executive Compensation ........................................................   60
     Item 12. Security Ownership of Certain Beneficial Owners and Management ................   60
     Item 13. Certain Relationships and Related Transactions ................................   60

Part IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............   64

                                     PART I

ITEM 1.  BUSINESS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS.

Throughout this report, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in press releases or oral statements made to the market by our officers or representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect historical facts. These expressions, which we generally precede or accompany by such typical conditional words as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project" or "expect," or by the words "may," "will," or "should," are intended to operate as "forward looking statements" of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive statement by creating a "safe harbor" from liability in the event that a particular prediction does not turn out as anticipated.

Accordingly, many of the statements in this Annual Report on Form 10-K regarding the results of our operations, our business plans, our construction projects, our product developments, our anticipated financial needs or our financings, especially but not exclusively in the sections entitled "Company Overview" (Item 1(a)), "Competitive Strengths" (Item 1(b)), "Business Strategy" (Item 1(c)), "2000 Developments" (Item 1(e)), "Risk Factors That May Affect Our Financial Condition or Future Operating Results" (Item 1(d)) and "Description of Business" (Item 1(g)), and in the "Management's Discussion and Analysis of Financial Condition and Results of Operation" section (Item 7) are forward looking statements. By their very nature, forward looking statements involve some known and many unknown risks and uncertainties. Therefore, actual results, performance, or achievements may differ materially from those that may have been expressed or implied in such forward looking statements. While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on circumstances that we believe to be reasonable when made, things can happen to cause our actual results and experience to differ materially from those we thought would occur.

The following listing represents some, but not necessarily all of the factors that may cause actual results to differ from those anticipated or predicted:

     - cyclical changes in market supply and demand for steel; general economic conditions; U.S. or foreign trade policy affecting steel imports or exports; and governmental monetary or fiscal policy in the U.S. and other major international economies;

     - risks and uncertainties involving new products or new technologies, in which the product or process or certain critical elements thereof may not work at all, may not work as well as expected, or may turn out to be uneconomic even if they do work;

     - cyclical effects of or other uncertainties that may cause changes in the availability or cost of steel scrap, steel scrap substitute materials or other raw materials or supplies which we use in our production processes, as well as periodic fluctuations in the availability and cost of electricity, natural gas or other utilities;

     - the occurrence of unanticipated and extraordinary operating expenses, unplanned equipment failures and plant outages;

     - actions by our domestic and foreign competitors or loss of business from one or more of our major customers or end users, including new or existing production capacities that may enter or leave the marketplace and which may impact supply or demand;

     - labor unrest, work stoppages and/or strikes involving our own workforce, those of our important suppliers or customers, or those affecting the steel industry in general;

     - the effect of the elements upon our production or upon the production or needs of our important suppliers or customers;

     - the impact of or changes in environmental laws or in the application of other legal or regulatory requirements upon our production processes or costs of production or upon those of our suppliers or customers, including actions by government agencies, such as the U.S. Environmental Protection Agency or the Indiana Department of Environmental Management, on pending or future environmentally related construction or operating permits, such as the one affecting our Whitley County, Indiana structural and rail manufacturing project;

     - pending, anticipated or unanticipated private or governmental liability claims or litigation, or the impact of any adverse outcome of any currently pending or future litigation on the adequacy of our reserves, the availability or adequacy of insurance coverage, our financial well-being or on our business and assets;

     - changes in interest rates or other borrowing costs, or the effect of existing loan covenants or restrictions upon the cost or availability of credit to fund operations or take advantage of other business opportunities;

     - changes in our business strategies or development plans which we may adopt or which may be brought about in response to actions by our suppliers or customers, and any difficulty or inability to successfully consummate or implement as planned any of our projects, acquisitions, joint ventures or strategic alliances;

     - the impact of governmental approvals, litigation, construction delays, cost overruns or technology risk upon our ability to complete, start-up or continue to profitably operate a project, or to operate it as anticipated;

We also believe that the many factors described in Part (d) of this Item 1, entitled "Risk Factors That May Affect Our Financial Condition or Future Operating Results," should be read in conjunction with and to better understand the risks and uncertainties inherent in our business and underlying any forward looking statements.

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

(a)   COMPANY OVERVIEW

We are one of the fastest growing and most profitable electric furnace mini-mill steel producers in the United States. The year 2000 witnessed our best financial performance since our 1996 operating inception. Our strong marketing and operating performance resulted in record revenue and earnings. Since inception, our compounded average annual growth rates for revenues and EBITDA have been approximately 29% and 39%, respectively. We had net sales and EBITDA of $692.6 million and $149.3 million, respectively, in 2000 and $618.8 million and $126.7 million, respectively, in 1999. Current conditions in the domestic and global steel market are the worst they have been in more than thirty years, and this situation will adversely affect all steel companies, integrated producers and mini-mills, even the best managed and most efficient ones.

     -    Our Butler Flat-Rolled Steel Mini-Mill

We currently operate a technologically advanced flat-rolled steel mini-mill on an 840-acre site in Butler, Indiana, which began commercial production in January 1996. Our Butler mill has an annual production capacity of 2.2 million tons, and produces a broad range of high quality flat-rolled carbon steel products.

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

We sell our products directly to end users and through steel service centers primarily in the Midwestern United States. Our products are used in numerous sectors, including:

     -    automotive;

     -    appliance;

     -    manufacturing;

     -    consumer durable goods; and

     -    industrial machinery

   - Our Iron Dynamics Ironmaking Facility

Our wholly-owned subsidiary, Iron Dynamics, Inc., contiguous to our Butler mill, operates a 530,000 metric tonne annual capacity plant equipped to produce direct reduced iron and to convert this direct reduced iron into approximately 480,000 metric tonnes of liquid pig iron. This material is designed to augment scrap, our primary raw material, to produce high quality steel for use in our Butler mill's meltshop. We began construction of this facility in October 1997. We produced a small amount of direct reduced iron in November 1998, some liquid pig iron in March 1999 and commenced our initial start-up in August 1999. During this preliminary start-up, however, we encountered a number of significant equipment failures and design deficiencies, which required us to undertake certain redesign work and equipment replacement or retrofitting. These events caused us to undertake costly and time-consuming redesign, re-engineering and equipment replacement work, required us to operate this facility at greatly reduced output levels while the problems were being analyzed and solutions proposed, and eventually led to a shutdown of this facility while these repairs were being made. We have completed this redesign and reconstruction work and, in March 2001, restarted the facility. We are currently testing the equipment and production processes and are producing limited quantities of product; and, while we believe that our ironmaking process will now work and will be capable of sustained production of scrap substitute material as planned, we cannot be sure that this will occur or that we will not encounter further difficulties with the technology or the production costs associated with our use of this technology.

   - Our Structural and Rail Production Project

We are continuing to do site preparation work and as much on-site and off-site pre-engineering work as is practical and legally permissible in connection with our structural and rail mill to be located in Whitley County, Indiana. Our financing is in place, all plans are ready to go, most of the equipment has been ordered and has already arrived, and a substantial amount of the site work has been done. However, we have been unable to formally commence actual plant construction due to the continued pendency of an administrative appeal of the facility's Prevention of Significant Deterioration (PSD) construction permit by a local group opposed to the project. This appeal prevents the structural mill project's permit from becoming effective unless and until the U.S. Environmental Appeals Board and the Indiana Department of Environmental Management reviews and denies the appeals. We remain optimistic that our opponent's appeal will not be successful and that the permit will soon become effective. Our current estimate is that we should be able to complete construction some time during the second half of 2002. We plan to manufacture structural steel beams, pilings, and other products for the construction markets and, when our rail manufacturing addition is completed, steel rails for the railroad industry.

   - Our Co-Owned Building Systems Venture: New Millennium

In July 2000, our consolidated investment, New Millennium Building Systems, LLC, a new Indiana enterprise in which we hold a 46-1/2% ownership interest and a controlling voting interest, began commercial production, only seven months after the commencement of plant construction in Butler, Indiana. New Millennium produces steel joists, girders and trusses and roof and floor decking materials for use in the construction of commercial, industrial and institutional buildings. An unrelated Texas company, New Process Steel Holding Co., Inc., co-owns this venture with us. Seven percent of New Millennium's ownership is owned by New Millennium's management.

(b)   COMPETITIVE STRENGTHS

We believe that we have certain competitive strengths that help distinguish us from other steelmakers. These include:

     - CONTINUED HIGHLY SUCCESSFUL OPERATING PERFORMANCE

Our financial and operational results have been among the strongest in the industry over the past 24 months:

     -    in 2000, our revenue increased approximately 12% over 1999;

     - in 2000, we were able to produce steel using only 0.37 man-hours per ton, even better than our 1999 performance of 0.41 man-hours per ton, already one of the lowest in the industry;

     - in 2000, our operating profit per ton shipped was $65, and for 1999, our operating profit per ton shipped was $58, one of the best in the industry.

This performance occurred despite the significant industry-wide stresses in both the domestic and foreign steel industries during early 1999 and throughout 2000, largely caused by an imbalance of supply due to the impact of illegal dumping, with a resulting decline in steel prices.

     -    Leading Mini-Mill Management Team

Our senior management team, which consists of Keith E. Busse, Mark D. Millett and Richard P. Teets, Jr., pioneered the development of thin-slab flat-rolled technology and directed the construction and successful operation in the late 1980s of the world's first thin-slab flat-rolled mini-mill in Crawfordsville, Indiana. After founding Steel Dynamics in 1993, this same management team designed, built and started-up our Butler mini-mill, under budget and in fourteen months, which we believe is the shortest construction period for a facility of this kind. This management team brought our Butler mini-mill to a positive cash flow position in April 1996, just four months after start-up, and brought our facility to a net income position in July 1996, just seven months after start-up. They followed this by designing, building and successfully starting up a cold finishing facility addition to our Butler plant efficiently and under budget, which became fully operational in January 1998. As a general matter, we believe that our senior management team's extensive experience within the thin-slab flat-rolled compact strip production or "CSP" technology arena enables us to design and build CSP mini-mill plants and to operate them with greater efficiency, at lower costs and yielding higher quality production than our competitors.

We have also recruited, trained and placed into critical divisional and operational management positions an exceptionally talented group of senior and mid-level managers, many of whom have come to us with extensive mini-mill experience. In addition, our four most senior managers are substantial shareholders of our company.

     -    Reliable Access to Our Metallic Raw Material Needs at Lowest Available
          Cost

We have two primary raw material needs: steel scrap and steel scrap substitute material. Our principal raw material is steel scrap, which represented approximately 51% and 49% of our total cost of goods sold during 1999 and 2000, respectively. We secure steel scrap and plan to secure our steel scrap substitute material through two primary sources. First, we have an ongoing scrap purchasing relationship with OmniSource Corporation, one of the largest scrap processors and brokers in the Midwest, pursuant to which OmniSource is obligated to obtain scrap for us at the lowest available market prices. Second, we believe that our Iron Dynamics facility, when fully operational will be able to provide us, under normal scrap market conditions, with a lower cost substitute for and alternative to scrap for a portion of our metallics needs. We expect this facility, adjacent to our Butler mill, to produce liquid pig iron and hot briquetted iron for direct feed into our electric furnaces. Generally speaking, liquid pig iron has many benefits over traditional scrap, such as lower sulfur, residuals and nitrogen levels. In addition, use of this material would allow us to reduce the time we must keep the power on in our meltshop by, on average, more than one-third. This vertical integration of a critical raw material resource would enable us to better control a significant portion of our sometimes-volatile resource costs. We remain optimistic that our recently completed redesign and retrofitting of equipment and an adjustment to our operating processes and procedures at Iron Dynamics will enable us to achieve these results. We believe that these dual sources of steel scrap and steel scrap substitutes should enable us to maintain the lowest overall raw material costs relative to our competitors.

     -    Strategic Locations

Our Butler mill is located within 300 miles of our major steel customers, steel service centers and other end users. This location gives us numerous pricing advantages as a result of freight savings, including inbound scrap and other raw material resources as well as outbound steel products destined for our customers. Of our total net sales during 2000, approximately 74% were to customers within 300 miles of our Butler mill. In addition, seven of the top ten structural steel consuming states are located within a 500-mile radius of our planned Whitley County structural mill. Both of these facilities are located within a seven-state region that accounts for a majority of the total scrap produced in the U.S., which results in scrap cost advantages due to freight savings. All of our production sites have excellent access to highway and rail transportation networks and are also in areas of reasonably priced and available energy supplies under normal circumstances. Our Butler mini-mill and Iron Dynamics facility have access to the east-west and north-south rail lines of Norfolk Southern Corporation and the east-west lines of CSX Transportation railway through our internal railroad infrastructure. Our planned Whitley County structural mill will have access to the CSX Transportation and the Norfolk Southern Corporation railways.

     - A Solid Baseload of Hot Band Sales

In order to achieve consistent and efficient hot band plant utilization, we have continued to enjoy and expect to maintain a long-standing sales and distribution "off-take" relationship with Heidtman Steel Products, Inc. This relationship, which began as a six year agreement in 1996, incident to our original bank financing requirements, has accounted for a minimum sale of 30,000 tons of flat-rolled products per month at prevailing market prices. During 2000, Heidtman purchased approximately 428,000 tons of flat-rolled steel products, which amounted to 22% of our total net tons shipped for that period. During 1999, Heidtman's purchases amounted to approximately 402,000 tons of flat-rolled steel products, or 22% of our total net tons shipped for that period. Through our distribution relationship with Heidtman, we have also been able to access the automotive market by having our products sold to automobile manufacturers, such as Daimler Chrysler, Inc.

(c) BUSINESS STRATEGY

The principal components of our business strategy are as follows.

     - Achieve and Maintain the Lowest Conversion Costs in the Industry

Due to our pioneering and successful mini-mill experience, we were able to build our technologically advanced flat-roll facility during 1994-1995 with a lower capital cost than any other mill. We have also developed extensive operational know-how and have implemented an entrepreneurial management style that rewards initiative, teamwork and efficiency. These capabilities have allowed us to continue to focus on low cost, highly efficient operations, thereby helping us achieve what we believe is a lower cost of converting scrap into high quality steel than most of our competitors.

Although appeals by opponents of our Whitley County structural and rail manufacturing facility of the final effectiveness of our PSD air permit have resulted in construction delays and increased costs, we anticipate the same fast-track and cost effective construction of that facility, once we receive the go-ahead to commence construction.

     - Focus on Higher Margin Value-Added Products

Due in part to our start-up of a seventh stand in our rolling mill in early 1999, we can now produce low and medium-carbon as well as high strength low alloy 80,000 minimum yield steel products with a higher quality and lighter gauge than many other mills. Our steel has consistently better shape characteristics than most other flat-rolled products and competes favorably with certain more expensive cold rolled products. Furthermore, since the completion of our cold mill in 1998, we are increasingly dedicating a substantial portion of our hot rolled products to the production of higher margin, value-added coated products, as well as thinner gauge cold rolled products. During 2000, approximately 1,197,000 tons, or 59% of our hot band production went into our cold mill, while during 1999, approximately 997,000 tons, or 51% of our hot band production went into our cold mill. We are continuing to focus on dedicating a substantial portion of our hot rolled products to the cold rolled mill, thereby enhancing our overall operating margin and further differentiating the quality of our products. We believe that this continued focus on more value-added steel production will result in higher overall margins and greater cash flow in the future, particularly in times of price pressures on commodity grades of steel.

     - Offer Superior Product Quality

We believe that product quality is a key factor in the selection of a flat-rolled product supplier. Our commitment to quality is evidenced by the fact that we were the first flat-rolled mini-mill to achieve ISO 9002 and QS 9000 certifications. These certifications enable us to target a broader range of customers and end users, including larger automotive companies, and appliance companies, which historically have been almost exclusively serviced by integrated steel producers. During 2000, our percentage of prime grade material to off-quality material, or "seconds," was 93.9%. During 1999 it was 94.2%. We believe that this relatively constant rate represents one of the highest "prime-ton percentages" in the mini-mill sector.

     - PROVIDE BROAD EMPLOYEE INCENTIVES

All of our employees participate in incentive plans designed to enhance overall productivity. Our incentive plans utilize bonuses based on criteria specific to an employee's position and area of expertise.

The productivity of our employees is measured by focusing on groups of employees and not individual performance. Our employees are designated to one of three groups for participation in the bonus program: production, administrative and clerical. Each of these groups has its own unique bonus program or programs. Our department managers and officers participate in a separate program.

Production employees are eligible to participate in two cash bonus programs, the production bonus and the conversion cost bonus programs. The production bonus is based on the quantity of prime product produced in a given week. The conversion cost bonus is determined and paid monthly based on the costs of converting raw materials into finished product. This program is intended to reward employee efficiency in converting raw materials into finished steel, or, in the case of cold mill employees, converting hot rolled bands into value-added products.

We also have a cash bonus plan for non-production employees, including accountants, engineers, secretaries, accounting clerks and receptionists. Bonuses under this plan are based on our divisional return on assets. We believe that this compensation structure aligns our employees' interests with ours, unlike many of our competitors. These bonuses comprise a significant portion of our employees' compensation.

     - PURSUE FUTURE GROWTH OPPORTUNITIES

We plan to continue to develop our business through greenfield projects, joint ventures, strategic alliances or acquisitions in order to secure long-term future growth and profitability. We believe that due to our management team's established reputation within the steel industry, we may benefit from a broader range of external growth opportunities than many of our competitors, limited principally by our existing credit agreement restrictions. We further believe that ongoing developments in technology as well as current market conditions, provide significant opportunities for internal growth. These opportunities include penetrating new markets, such as markets for roof and deck, structural, special bar quality, stainless and other specialty steels.

(d) RISK FACTORS THAT MAY AFFECT OUR FINANCIAL CONDITION OR FUTURE OPERATING RESULTS

In addition to the various factors that could affect our future financial condition or operating results, described in connection with our "Forward Looking Statements" discussion in the Introduction to Item 1 of this Report, and incorporated herein as well, the following describes certain factors that involve risks applicable to our business. These risk factors could materially affect our financial condition and our operating results.

FACTORS RELATING TO OUR COMPANY

TECHNOLOGY, OPERATING AND START-UP RISKS ASSOCIATED WITH OUR IRON DYNAMICS SCRAP SUBSTITUTE PROJECT COULD IMPEDE OR PREVENT US FROM REALIZING THE ANTICIPATED BENEFITS FROM THIS PROJECT AND COULD RESULT IN A LOSS OF OUR INVESTMENT.

Our Iron Dynamics scrap substitute project is the first of its kind, involves processes that are based on various technical assumptions and new applications of technologies and has not yet been commercially proven. Since our initial start-up in August 1999, we have encountered a number of difficulties with certain of our major pieces of equipment, including our furnaces, and with certain of our operating processes and concepts, some of which involved manufacturing deficiencies and some of which involved primary design deficiencies. These were unanticipated and are inherent in the development of new technology. Throughout the latter part of 1999 and during 2000, we engaged in time consuming and expensive redesign, re-engineering, reconstruction and retrofitting of some of our major equipment systems. This process has taken considerably longer and has required us to spend considerably greater resources than originally anticipated. In March 2001, we re-started the Iron Dynamics furnaces and have begun to produce increasing quantities of direct reduced iron and liquid pig iron, as we continue to troubleshoot our systems, refine our operating procedures and begin to ramp up to anticipated commercial production during the latter part of 2001.

While we believe that we have found and have effected solutions to our equipment and technology problems and that any remaining start-up difficulties with equipment, processes, or training can and will be resolved, we cannot provide any assurance that our developing technology will consistently operate or that our Iron Dynamics facility will be able to produce the direct reduced iron and liquid pig iron of the quality and in the quantities that we anticipated. Nor can we provide any assurance that any of our scrap substitute products, whether direct reduced iron that we briquette or liquid pig iron that we smelt, will be able to be produced at the favorable cost levels relative to the cost of scrap that we hope to be able to realize. If we are unable to do so, our resource costs for our primary raw material mix, both scrap and other scrap substitute products may be greater than we have anticipated, resulting in increased costs to produce our steel. If our Iron Dynamics process does not succeed, we may be forced to abandon the project and suffer the loss of our entire investment. Moreover, we have no assurance that as our Iron Dynamics facility commences production on a commercial basis we will not experience additional material shutdowns or equipment failures or that any such shutdown or failure would not have a material adverse effect on our business, financial condition or results of operations.

OUR DEPENDENCY ON OBTAINING GOVERNMENTAL APPROVALS OF OUR ENVIRONMENTAL AIR PERMIT AND CONSTRUCTION RISKS ASSOCIATED WITH THE PLANNED CONSTRUCTION OF OUR WHITLEY COUNTY STRUCTURAL STEEL AND RAIL MANUFACTURING FACILITY COULD RESULT IN MATERIALLY GREATER CAPITAL OR OPERATING COSTS THAN THOSE WE HAVE ANTICIPATED.

We have not yet begun construction of our Whitley County structural steel and rail manufacturing project because of pending appeals, at both federal and state levels, of the issuance of the air permit required for us to commence actual construction work on our mill facility. Although we received the required permit more than a year ago, appeals were lodged by both a local group of Whitley County residents opposed to the project and the local unit of a national labor union that took issue with various aspects of the proposed plant design relating to environmental air quality. At the federal level, after extensive briefing and administrative delays, the U.S. Environmental Appeals Board denied most of the objectors' claims but remanded the permit to the Indiana Department of Environmental Management on three issues. On January 10, 2001, the Indiana Department of Environmental Management re-issued our permit, having considered the items required on remand. Thereafter, an appeal was lodged against the revised permit by the same group of area residents, known as Citizens Organized Watch, Inc. The local labor union, however, withdrew its appeal. There is also a concurrent appeal pending before the Indiana Department of Environmental Management, by the same group of area residents.

Until our air permit has become effective, which will occur either when all pending appeals have been denied or withdrawn, we are prohibited by applicable federal law from commencing actual construction work. Therefore, while we have engaged in considerable site preparation work and certain pre-engineering work intended to make actual construction activities proceed more rapidly once we are permitted to initiate construction, the delays are and will continue to be costly. Construction costs may also increase due to the delays. Moreover, while we believe that our air permit has been validly issued, is an excellent air permit for ourselves and for the environment, and will be upheld at all levels of remaining appeal, we cannot be sure that federal or state environmental authorities will not condition the final effectiveness of our permit upon our purchasing certain equipment or using certain processes that may be prove more costly to purchase or operate than what we have anticipated. And, while we believe that all administrative and judicial processes that could have the effect of further delaying the commencement of construction will be concluded within the coming four or five months, we have no way of assuring that this timeframe will be followed or that the reviewing authorities will not remand the permit once again for yet additional proceedings.

If and when we are permitted to commence construction on this project, we will then still be subject to all of the risks associated with building, starting up and operating any new manufacturing facility, such as construction delays, cost overruns or start-up difficulties beyond those normally encountered during a start-up process. We could also experience operational difficulties after start-up that could result in our inability to operate the facility at full or near-full capacity or at all. Any of these difficulties, to the extent they materialize, could adversely affect our business, results of operations and financial condition.

WE HAVE SUBSTANTIAL DEBT AND DEBT SERVICE REQUIREMENTS AND THIS MAY ADVERSELY AFFECT OUR FINANCIAL AND OPERATING FLEXIBILITY.

We now have and expect to continue to have, a significant amount of senior secured indebtedness. At December 31, 2000, we had $460.3 million of senior secured indebtedness, $400.0 million of which was under our Steel Dynamics senior secured credit facility and $60.3 million of which was pursuant to Iron Dynamics' separate credit facility. As currently structured, we are not a signatory to nor a guarantor of any of Iron Dynamics' indebtedness to its banking group. But we have agreed to guaranty approximately $8.3 million of Iron Dynamics' loans in return for its lenders' agreement to defer Iron Dynamics' principal retirement obligations for 2001 in the same amount. However, under the Steel Dynamics senior secured credit facility, a default by Iron Dynamics to its bank lenders might operate in such manner as to require us to refinance our senior secured credit facility. If this should occur, we might not find other lenders willing to replace this senior secured credit facility, or, if we did, we might not be able to replace that facility on terms and conditions comparable to the ones we currently have. Under current market conditions, our interest costs would likely increase materially from current levels if that should occur.

Subject to the limitations contained in our credit agreements, we may also incur additional indebtedness and, subject to lender approval, we may be able to make further borrowings at the subsidiary level.

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

Our ability to satisfy our debt obligations will depend upon our future operating performance, which in turn depends upon the successful implementation of our strategy and upon financial, competitive, regulatory, technical and other factors, many of which are beyond our control. If we are not able to generate sufficient cash from operations to make payments under our credit agreements or to meet our other debt service obligations, we will need to refinance our indebtedness. Our ability to obtain such financing will depend upon our financial condition at the time, the restrictions in the agreements governing our indebtedness and other factors, including general market and economic conditions. If such refinancing were not possible, we could be forced to dispose of assets at unfavorable prices. Even if we could obtain such financing, we cannot be sure that it would be on terms that are favorable to us. In addition, we could default on our debt obligations.

WE FACE LITIGATION RISKS IN CONNECTION WITH OUR TERMINATED THAILAND ADVISORY TRANSACTION

We have been sued in a total of nine separate but related lawsuits, seeking compensatory damages of approximately $240 million, as well as punitive damages, in an unspecified amount, and treble damages in certain of the actions. The cases have been brought in either state or federal courts in California, New York, New Jersey, Minnesota, Connecticut and Illinois by various institutional investors that purchased certain high risk notes, or "junk bonds," issued in March 1998 by two affiliates of Nakornthai Strip Mill Public Company Limited, ("NSM") a Thailand owner and operator of a steel mini-mill project. Each of the lawsuits also names as defendants certain initial purchasing agents and others allegedly involved in the sale of the notes, including various entities currently or formerly affiliated with National Westminster Bank, as well as McDonald Investments Inc. In addition, our president, Keith E. Busse, has been named as a defendant in the New Jersey and Connecticut cases. Under our company's bylaws and pursuant to authorization of our board of directors, Mr. Busse is entitled to be indemnified by us for any costs or expenses that he may incur, as well as in respect of any judgments that may be rendered against him in connection with this litigation, subject to applicable legal procedures or as otherwise required by the Securities and Exchange Commission for submission of any such indemnity claim to a court of appropriate jurisdiction for a determination of whether such indemnity claim is against public policy as expressed in the Securities Act of 1933.

The purchases were part of a U.S. $452 million financing marketed and sold to these and other institutional investors in a privately placed non-registered offering, pursuant to the SEC's Regulation D promulgated pursuant to the Securities Act of 1933, and then resold by NatWest Capital Markets Limited, McDonald & Company Securities, Inc., PaineWebber Incorporated and ECT Securities Corp. pursuant to SEC Rule 144A under the Act.

Although we were engaged solely to license technology and provide post-offering technical and operational advice and consultation services to the NSM mini-mill project, and although we maintain that we were neither an issuer, guarantor, underwriter or seller with respect to the NSM notes, nor the drafter of any of the offering materials, we have nonetheless been sued on the basis of a variety of alleged state or federal statutory and common law fraud and related claims that posit that the plaintiffs were misled into purchasing and overpaying for the notes by reason of certain alleged misrepresentations or omissions in the offering materials, or at one or more of the "road shows" in connection with the offering. Mr. Busse attended some of the road shows.

We have denied any liability in connection with these cases, believe that we have meritorious legal and factual defenses and are vigorously defending ourselves in each such case. We also believe that we have meritorious claims against one or more of the other co-defendants for all or a substantial portion of the claims being asserted by the plaintiffs against us. In addition, we have provided notice of plaintiffs' claims to our directors' and officers' liability insurance carriers, and while they have not yet acknowledged coverage, we believe that coverage should be available as to at least some of these claims.


There can be no assurances, however, as to the ultimate outcome with respect to any or all of these lawsuits or that we will not be found jointly and severally liable for damages in some or all of these cases. In all cases, we filed initial motions to dismiss some or all of plaintiffs' claims, based solely upon the adequacy of the pleadings. While several of these motions are still pending, most were overruled. Extensive discovery has taken place in all cases and has now been substantially completed. Scheduling orders in all cases contemplate that potentially dispositive motions for summary judgment, in whole or in part, will be filed by all parties wishing to do so during 2001. It currently appears that, if not earlier disposed of or settled, the first of the trials may occur during the third quarter of 2001.

The nine pending lawsuits are: Farallon Capital Partners, LP, et al. v. Gleacher & Co., Inc., et al filed in the Superior Court of the State of California for the County of Los Angeles in August 1999 as Case No. BC 215260; Merrill Lynch Global Allocation Fund, Inc., et al. v. Natwest Finance, Inc., et al. filed in the Superior Court of New Jersey, Law Division - Middlesex County, in September 1999 as Case No. MID-L-8457-99; Turnberry Capital Partners, LP, et al. v. Natwest Finance, Inc. et al. filed in the Superior Court for the Judicial District of Fairfield at Bridgeport, Connecticut in September 1999 as Case No. CV-99-0367917-S; Zuri-Invest AG v. Nat West Finance, Inc., et al., filed in the United States District Court for the District of Minnesota, Fourth Division, in September 1999 as Civil File No. 99-CV-1452 DWF/AJB, and later transferred to the Southern District of New York; IDS Bond Fund, Inc., et al. v. Gleacher Natwest, Inc., et al., filed in the United States District Court for the District of Minnesota, Fourth Division, in January 1999 as Civil File No. 99-116 MJD/JGL; IDS Life Series Fund, Inc., et al. v. Gleacher NatWest Inc., et al., filed in the United States District Court for the District of Minnesota, Fourth Division in March 2001, as Civil File No. 01-384 DSD/JMM; Gabriel Capital, LP, et al. v. Natwest Finance, Inc., et al., filed in the United States District Court for the Southern District of New York in October 1999 as Cause No. 99-CV-10488 (SAS); Legg Mason Income Trust, Inc., et al. v. Gleacher & Co., Inc., et al., filed in the Superior Court of the State of California for the County of Los Angeles in October 1999 as Case No. BC 218294; and Kemper High Yield Series - Kemper High Yield Fund, et al. v. Gleacher Natwest, Inc., et al., filed in the Circuit Court of Cook County, Illinois in November 1999 as Cause No. 99L13363. The face value of the notes purchased by the plaintiffs in these cases totals approximately $297 million.

There is also a peripheral lawsuit pending in the Court of Common Pleas of Cuyahoga County (Cleveland) Ohio, in which John W. Schultes, the former president and chief executive officer of NSM, has sued us, McDonald Investments Inc., NSM McDonald Partnership, KeyCorp Finance, Inc., Enron North America Corp, ECT Thailand Investments, Inc., and NSM Management Co. LLC for damages, alleging that we bear contractual responsibility for causing his termination of employment and that we slandered his reputation. We deny that we have any liability to Mr. Schultes in connection with this lawsuit. There can be no assurance, however, as to the ultimate outcome with respect to this lawsuit or that we will not be found liable for damages to Mr. Schultes.

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

WE RELY UPON A SMALL NUMBER OF MAJOR CUSTOMERS FOR A SUBSTANTIAL PERCENTAGE OF OUR SALES AND ONE OF OUR MAIN CUSTOMERS IS A RELATED PARTY

We have an ongoing relationship with Heidtman Steel Products, Inc. pursuant to which Heidtman has agreed to purchase an aggregate of at least 30,000 tons of our steel products each month. For the year ended December 31, 2000, Heidtman accounted for 21% of our total net sales. For 1999, Heidtman accounted for 19% of our total net sales. During 2000, we sold approximately 816,000 tons of our steel products to our five largest customers, amounting to 43% of our total tons shipped. Although we expect to continue to depend upon a small number of customers for a significant percentage of our net sales of flat-rolled steel, we cannot be assured that any of them will continue to purchase steel from us. A loss of any such customer or group of customers could have a material adverse effect on our results of operations and financial condition.

Heidtman is an affiliate of one of our large stockholders and the President and Chief Executive Officer of Heidtman serves as one of our directors. If the terms of the Heidtman agreement become burdensome to Heidtman, or if a dispute arises over the contract, Heidtman could be viewed as having a conflict of interest between what it perceives to be best for them as a buyer and what is best for us as the product seller.

UNEXPECTED EQUIPMENT FAILURES MAY LEAD TO PRODUCTION CURTAILMENTS OR SHUTDOWNS

Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, which on occasion may be out of service due to routine scheduled maintenance or as the result of unanticipated equipment failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failures. For example, our Iron Dynamics subsidiary suffered a "breakout" in its submerged arc furnace in May 1999. We also experienced other equipment or system failures in connection with the start-up and initial operation of that plant. Similarly, in August 1999, our cold mill suffered a catastrophic motor failure, which proved to be costly in time and lost production. Such interruptions in our production capabilities, regardless of whether an equipment vendor may be responsible for warranty repair work, will inevitably adversely affect our productivity and results of operation for the affected period.

WE RELY ON OUR KEY MANAGEMENT PERSONNEL AND WE MAY BE UNABLE TO REPLACE KEY EXECUTIVES IF THEY LEAVE

Our operations and prospects depend in large part on the performance of our senior management team, including Keith E. Busse, President and Chief Executive Officer, Mark D. Millett, Vice President and General Manager of our Flat-Roll Division, Richard P. Teets, Jr., Vice President and General Manager of our Structural Division, Tracy L. Shellabarger, Vice President and Chief Financial Officer and John Nolan, Vice President, Sales and Marketing. Although these senior managers all have employment agreements with and are stockholders of Steel Dynamics, we cannot be assured that such individuals will remain with us as employees. In addition, we cannot be assured that we would be able to find qualified replacements for any of these individuals if their services were no longer available. The loss of the services of one or more members of our senior management team or our inability to attract, retain and maintain additional senior management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

     - the risk of contractual or operational liability to our venture participants or to third parties as a result of our participation;

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

WE MAY BE REQUIRED TO MAKE SIGNIFICANT ADDITIONAL CAPITAL EXPENDITURES THAT MAY BE COSTLY OR UNAVAILABLE

Our businesses are capital intensive and require substantial expenditures for the purchase and maintenance of equipment used in steelmaking, steel finishing, ironmaking and the manufacture of structural steel and rails, as well as compliance with environmental laws. We may also require additional financing in the event we decide to enter into strategic alliances or joint ventures, make acquisitions or build additional plants. The extent of any additional financing availability may depend upon a number of factors, including the success of our business, our compliance with various financial and other covenants and conditions set forth in our bank credit agreements, and upon our ability to access various credit markets at the time it is necessary or desirable for us to do so. As a result, there can be no assurance that such financing or additional financing, if needed, will be available to us or, if available, that it can be obtained on terms acceptable to us and within the limitations contained in our credit agreement or any future financing.

FACTORS RELATING TO THE STEEL INDUSTRY

THE STEEL INDUSTRY IS CYCLICAL, SUBJECT TO PERIODIC MARKET FLUCTUATIONS AND DEPENDENT UPON OTHER INDUSTRIES

The steel industry is highly cyclical in nature, sensitive to general economic conditions and dependent upon the continued operations and health of certain other industries. The price of steel and steel products may fluctuate significantly as a result of general economic conditions and other factors beyond our control. The demand for steel products is generally affected by macroeconomic fluctuations in the U.S. and global economies in which steel companies sell their products. For example, from 1990 to 1992, substantial excess worldwide manufacturing capacity for steel products, combined with a worldwide economic slowdown, resulted in a substantial decrease in the demand for steel products, increased competition to sell those products, and a decline in the financial performance of the steel industry and many companies within the steel industry. During 1998, and for part of 1999 and all of 2000, substantial excess worldwide manufacturing capacity for and production of steel products combined with extremely high levels of steel imports into the U.S., much of it unfairly traded, adversely affected the prices for U.S. steel products, including ours. The steel industry is also particularly sensitive to factors that may directly affect steel demand, such as strikes and labor unrest that may impact the automotive, oil and gas, gas transmission, construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries. These industries are significant markets for our products and are themselves highly cyclical. A disruption in the business of any of these industries could have a material adverse effect upon our production, our sales, and our financial condition and results of operations.

The current economic downturn, future economic events, increased productivity, a stagnant economy, trade policy or practice that continues to fail or may in the future fail to control the import of unfairly traded steel, currency fluctuations, or a disruption in critical sources of critical raw materials supply or in the level of steel ordered by or able to be transported to customers may again adversely affect domestic selling prices for steel products.

INTENSE COMPETITION IN THE STEEL INDUSTRY MAY CONTINUE TO EXERT DOWNWARD PRESSURE ON OUR PRICING

Competition within the steel industry, both domestically and worldwide, is intense and it is expected to remain so. We compete primarily on the basis of price, quality and the ability to meet our customers' product needs and delivery schedules. Our primary competitors are other mini-mills, which may have cost structures and management cultures more similar to ours than the integrated mills. We also compete with many integrated producers of hot rolled, cold rolled and coated products, many of which are larger and have substantially greater capital resources. Over the last half of the decade, new mini-mills, some integrated mill expansions and improved production efficiencies have led to steel manufacturing overcapacity internationally and, increasingly into the latter half of 2000, the existing downward pressure on steel prices, including the prices of our products, brought about by this international overcapacity was significantly exacerbated by a substantial increase in the level of imported steel. This downward pressure on prices has resulted in a dramatic narrowing or, with many companies, in the elimination of gross margins. Over the past several years, more than a dozen domestic steelmakers have entered bankruptcy proceedings. There can be no assurance that such price declines will correct themselves, that current economic conditions affecting the steel industry will improve, that governmental trade policy will become more effective in controlling unfairly traded steel imports, or that industry over capacity will abate. In addition, in the cases of certain product applications, steel competes with other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete.

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

UNPREDICTABLE MARKET CONDITIONS MAY LEAD TO UNCERTAIN FINANCIAL RESULTS

Our operations are substantially affected by variations in the realized sales prices of our products, which in turn depends on prevailing market prices for steel and actual demand for steel particular products. Operating results have been, and in the future will be, affected by numerous factors including the prices and availability of raw materials, particularly scrap and scrap substitutes, the demand for and prices of our products, the level of competition, the level of unutilized or underutilized production capacity in the steel industry, our product mix, the timing and pricing of large orders and start-up difficulties and costs associated with new projects. These factors and other events or circumstances, such as seasonal factors like weather, disruptions in transportation, availability or cost of energy, downturns in our larger customers' business or industries, a general economic downturn or labor unrest could adversely affect our business, results of operations and financial condition.

ENVIRONMENTAL REGULATION IMPOSES SUBSTANTIAL COSTS AND LIMITATIONS ON OUR OPERATIONS

We are subject to various federal, state and local environmental laws and regulations concerning such issues as air emissions, wastewater discharges and solid and hazardous waste disposal. These regulations are increasingly stringent. While we believe that our facilities are and will continue to be in material compliance with all applicable environmental laws and regulations, it is possible that future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs. For example, our steelmaking operations produce certain waste products, such as electric arc furnace dust, which is classified as hazardous waste and must be properly disposed of under applicable environmental laws. These laws impose clean up liability on generators of hazardous waste and other hazardous substances that are shipped off-site for disposal, regardless of fault or the legality of the disposal activities. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of doing so have been included within our budgeted cost estimates, it is possible that such restrictions will prove to be more limiting and costly than anticipated. In addition to potential liability for violation of applicable laws, regulations or administrative conditions, we may be subject to substantial monetary fines and penalties. We may also be subject from time to time to legal proceedings brought by private parties or governmental agencies with respect to environmental matters. In particular, we were recently cited by the U.S. Environmental Protection Agency for engaging in allegedly impermissible construction activity in connection with our planned Whitley County facility, prior to the effectiveness of our air permit, although we deny that we have violated the law and will contest this citation. Opponents of our planned Whitley County, Indiana structural mill and rail facility have waged a battle to try to defeat or discourage us by mounting various challenges before state and federal governmental authorities over issuance of our required air permit. These kind of actions may continue in the future.

(e)   2000 DEVELOPMENTS

NEW MILLENNIUM BUILDING SYSTEMS, LLC. In September 1999, we and New Process Steel Holding Co., Inc., a major processor and distributor of coated flat-rolled products, organized New Millennium Building Systems, LLC, an Indiana limited liability company. Our ownership interest is 46-1/2%, but pursuant to the Operating Agreement, our vote is determinative on all material matters requiring an affirmative vote, except for certain matters specifically requiring a unanimous vote.

New Millennium began construction of its manufacturing facility in Butler, Indiana, on its own site, in December 1999 and substantially completed the facility in the second quarter of 2000 for a total capital cost of approximately $22.3 million. New Millennium purchases rolled steel for its joist and deck operation from us as well as from third party steel suppliers. New

Millennium operates in a 242,000 square foot facility on 96 acres in Butler, Indiana and ships its products to construction job sites. Outside freight companies complete transportation to the customer. New Millennium does not perform any construction work at the job site. New Millennium also operates a 17,000 square foot engineering and administrative office on its Butler site.

New Millennium is engaged in the business of fabrication of steel joist and steel decking for the construction industry. Specifically, New Millennium manufactures a complete line of joist products, including bowstring, arched, scissor, double-pitched and single pitched joists. Decking products include a full range of roof, form, and composite floor decks. While these products are part of the structural components of a particular building, New Millennium's responsibility is solely to provide a product that is specified by the structural engineer of record. Ordinarily, either the architectural firm or the building's owner employs the structural engineer.

Significant portions of New Millennium's sales are out-of-state, with a concentration in the Upper Midwest area of the United States. The Upper Midwest presently enjoys the highest non-residential building spending in the country. New Millennium's main competitors at a national level are Vulcraft, a division of Nucor; Canam; and, SMI, a division of Commercial Metals. New Millennium also has a number of competitors on a regional basis, located in the Upper Midwest, including Canam, Socar and Gooder-Henderson, as well as several local suppliers with facilities located in Pittsburgh, Cleveland, Detroit, Indianapolis, Chicago and Milwaukee. We believe that New Millennium has several advantages over its competitors, including lower material and freight costs, as well as excellent product quality.

IRON DYNAMICS. During preliminary start-up and testing in 1999, we encountered a number of equipment failures and design deficiencies, which substantially reduced our ability to produce the anticipated quantities of liquid pig iron. In late 1999, we concluded that a major redesign and retrofit to our submerged arc furnace and certain other systems and equipment were necessary if we were to hope to achieve our expected annual capacity production of 480,000 metric tonnes of liquid pig iron. This design and retrofit program began in late 1999 and continued throughout 2000.

As our Iron Dynamics subsidiary began work on the submerged arc furnace retrofit and upon some of the other systems and equipment, we continued to operate at a low level of production, pending the eventual total shutdown that would be necessary to install the new equipment. During this time, we continued to refine our engineering and analyses. We initiated a new operating practice, which resulted in a modified distribution of feed material inside the hearth of the submerged arc furnace. We produced slightly over 33,000 metric tonnes of liquid pig iron, which represents approximately 13% of capacity, during the first two quarters of 2000.

In early July 2000, we halted operations entirely to begin the final repairs, including the installation of a new submerged arc furnace. We gained crucial operating knowledge during this pre-shutdown period, especially regarding the performance of the furnace hearth bricks and new feed tube assemblies, which we installed during early 2000. Inspection of the submerged arc furnace hearth wall, subsequent to the July shutdown, revealed that there was little refractory wear inside of the furnace during our last production campaign, indicating that the new hearth bricks and feed tube assemblies were functioning properly. This discovery was critical for the final design of the submerged arc furnace retrofit. We also included several additional capital projects in the modifications of the existing facility, including the installation of two briquetters, a new off-gas system for the submerged arc furnace, a sludge reclamation system, a hot pan conveyance system, and other smaller projects, relating to both the direct reduced iron and submerged arc furnace operations. The installation of the briquetters allows us to compress the direct reduced iron into a solid, dense briquette, which, contrary to loose direct reduced iron, will not re-oxidize. The solid briquettes can therefore be stored until needed for direct introduction into our electric furnaces, or possibly sold to the open market as a commodity to other users of direct reduced iron.

The new submerged arc furnace off-gas system should enable the submerged arc furnace to safely produce at its rated capacity, as it was discovered during our initial start-up that the existing off-gas system was not sufficient to handle the volume of off-gases generated by the submerged arc furnace. The sludge reclamation system will enable us to reintroduce iron and carbon units lost during the smelting process back into the mixing and agglomeration operations, generating substantial cost savings. The hot pan conveyance system will convey direct reduced iron from the rotary hearth furnace into the submerged arc furnace and briquetting machines. A total of $11.2 million was spent on these projects as of the end of 2000, with an additional $2.3 million expected to be paid during the first half of 2001. Of these costs, the manufacturer of the submerged arc furnace reimbursed Iron Dynamics for approximately $3.2 million of the submerged arc furnace retrofit expenses, out of a total expected retrofit cost of $5.4 million. The manufacturer reimbursed Iron Dynamics for the remaining $2.2 million in early 2001.

We are currently in the process of commissioning the new submerged arc furnace and other capital equipment, and test production of liquid pig iron has once again started. We anticipate that commercial production will commence during the second quarter of 2001.

OUR STRUCTURAL AND RAIL MILL. We continue to await the final effectiveness of our air permit, known as a Prevention of Significant Deterioration Construction Permit, which the Indiana Department of Environmental Management re-issued January 10, 2001 after remand from the U.S. Environmental Appeals Board as a result of considering the appeals of two mill opponents. The air permit will not become effective until the administrative appeal lodged by Citizens Organized Watch, Inc., a local group of Whitley County residents opposed to construction of the mill is reviewed and denied. This group filed an appeal with the federal Environmental Appeals Board in Washington D.C. There are also related appeals of the same air permit pending before the Indiana Office of Environmental Adjudication, a state administrative tribunal, and the Indiana Court of Appeals, but those appeals do not have the effect of an automatic stay of construction work so long as the federal appeal process has been concluded. An appeal by a local union, however, which had previously opposed the project and had participated in and supported the original appeal, has now been withdrawn.

The current appeal before the Environmental Appeals Board is limited to three issues and will be briefed in the beginning of the second quarter of 2001. We anticipate that the Environmental Appeals Board will then have all necessary information to decide whether to grant or deny review of the federal appeal issued by Citizens Organized Watch, Inc. The air permit will become effective if the Environmental Appeals Board denies review. While an opponent may be entitled to seek judicial review of that decision, if dissatisfied, we do not believe that such action, even if it should occur, would have the effect of preventing the commencement of construction. Unfortunately, the Environmental Appeals Board is not constrained by any deadlines and is not required to indicate how or when it will rule. Therefore, while we are hopeful that a favorable decision will be issued in a timely manner, we cannot accurately predict when a decision will be rendered. We believe that the air permit was properly issued and that its issuance will be upheld on appeal.

The Indiana Department of Environmental Adjudication is presently deferring its full consideration of the issues until the federal Environmental Appeal Board rules. However, there is also a civil appeal pending before the Indiana Court of Appeals relating to our opponent's request for a state stay of the permit's effectiveness. A state stay of a permit is not automatic, as is a federal stay, but one can be granted upon a showing that one is warranted in a particular case. The Indiana Office of Environmental Adjudication earlier ruled that a state stay would be duplicative given the automatic stay of effectiveness caused by the federal appeal to the Environmental Appeals Board and, thus, would not be allowed. Project opponents appealed that decision to a Marion County, Indiana civil court, which overturned the Indiana Office of Environmental Adjudication's decision not to hear arguments for a state stay. We have appealed that Marion County court decision to the Indiana Court of Appeals. We believe that briefing on this appeal will be concluded in the second quarter of 2001. As with the Environmental Appeals Board action, we cannot accurately predict when the decisions by the Indiana Office of Environmental Adjudication and Indiana Court of Appeals will be rendered. However, we believe that the air permit was properly issued and that the issuance of the permit will withstand all legal challenges.

We anticipate that final disposition of the federal administrative appeal will occur sometime within the next four to five months, although it could take longer. As soon as the appeal process has been concluded, and assuming that our permit has become effective, we will immediately commence construction of this mill. The state-level appeals should not prevent construction from commencing, unless a state-level stay is also granted, which we do not anticipate. We expect construction to take approximately 12 to 14 months. Therefore, we expect to be able to produce our first products in the second half of 2002.

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

We anticipate that the structural mill will have a capital cost of approximately $265 million. We plan to produce a broad range of structural products, primarily aimed at the construction market. Contracts for the major pieces of equipment have long since been awarded, including the electric arc furnace and transformers, the ladle furnaces, the three-strand caster, reheat furnace, rolling mill, rolling mill electrical package, charge and ladle cranes, overhead cranes, and the level II computer system. In all, total expended capital costs on the structural mill, as of December 31, 2000, was approximately $183 million.

Once we are able to proceed, we also intend to construct a $40-$50 million rail manufacturing addition to our planned structural mill, which will enable us to take advantage of additional available melting capacity in our structural mill meltshop. The rail addition is in the design, preliminary engineering and equipment specification and selection phase. We anticipate that this process will take approximately six months, after which we plan to place equipment orders and begin construction work on this additional facility. This additional facility will not necessitate further permits. Completion of the rail manufacturing addition is not a precondition for the start-up and commencement of operations of our structural mill, and we anticipate a start-up for the rail project shortly following the start-up of the structural mill.

(f)   INDUSTRY SEGMENTS

Under Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," we operate in two business segments: "Steel Operations" and "Steel Scrap Substitute Operations."

(g)   DESCRIPTION OF BUSINESS

     -    INDUSTRY OVERVIEW

The steel industry has historically been and continues to be highly cyclical in nature, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity and levels of steel imports and applicable tariffs. The industry has also been affected by various company-specific factors such as a company's ability or inability to adapt to technological change, plant inefficiency and high labor costs. Steelmaking companies are particularly sensitive to trends in the automotive, oil and gas, gas transmission, construction, commercial equipment, rail transportation, agriculture and durable goods industries. These industries are significant markets for steel products and are themselves highly cyclical. Steel, regardless of product type, is a commodity affected by supply and demand. Steel prices have been and may continue to be volatile and fluctuate in reaction to general and industry specific economic conditions. Under these conditions, a steel company, if it is to survive and prosper, must constantly strive to be and remain a high quality, low cost and efficient producer.

Domestic steel producers have historically faced significant competition from foreign producers. From time to time, as occurred during 1998 and again during much of 1999 and all of 2000, domestic steel producers have been adversely affected by what we believe was and continues to be unfairly traded imports. The intensity of this foreign competition is also substantially affected by the relative strength of foreign economies and fluctuation in the value of the United States dollar against foreign currencies, with steel imports tending to increase when the value of the dollar is strong in relation to foreign currencies (some of which were significantly devalued during 1998 through 2000). The situation has been exacerbated by reason of a weakening of certain economies during that time, particularly in Eastern Europe, Asia, and in Latin America. Because of the ownership, control or subsidization of some foreign steel producers by their governments, decisions by such producers with respect to their production, sales and pricing decisions are often influenced to a greater degree by political and economic policy consideration than by prevailing market conditions, by realities of the marketplace or by consideration of profit or loss.

Imports of flat-rolled products increased significantly during each of the last three years, surging to record levels during 1998, before declining in 1999 as a result of several successful trade cases in which we participated. Based on American Iron and Steel Institute reports for 1999 and 1998, imports of flat-rolled products totaled 28 million and 35 million net tons, respectively. During 2000, unfairly traded steel imports surged again, exacerbating an already poor economic steel industry climate. Industry efforts, both past and current, to curtail such activity through the institution of complaints before the U.S. International Trade Commission and the U.S. Department of Commerce are discussed in the "Competition" section of Item 1 of this Report.

The Flat-Rolled Market

The flat-rolled market represents the largest steel product group, accounting for approximately 69% of the total 1999 U.S. steel shipments of approximately
106.2 million net tons. Flat-rolled products consist of hot rolled, cold rolled and coated sheet and coil. The following table shows the U.S. flat-rolled shipments, in net tons, by hot rolled, cold rolled and coated production, as reported by the AISI, for the last five years.

                                                        YEAR ENDED DECEMBER 31
                                          1995        1996       1997        1998         1999
                                          ----        ----       ----        ----         ----
                                                          (MILLIONS OF TONS)
  Hot Rolled (1)                          26.8        27.0       29.0        25.3         27.7
  Cold Rolled (2)                         14.1        15.8       15.2        15.8         16.8
  Coated (3)                              19.9        19.7       22.0        22.8         24.3
                                          -----------------------------------------------------
  Total                                   60.8        62.5       66.2        63.9         68.8
                                          -----------------------------------------------------
  Percentage Of Total Steel Shipments     62.4%       61.9%      62.5%       62.4%        64.8%
                                          =====================================================

----------------------
(1) Includes pipe/tube, sheet, strip and plate in coils.

(2) Includes blackplate, sheet, strip and electrical.

(3) Includes tin coated, hot dipped, galvanized, electrogalvanized and all other metallic coated.

Hot Rolled Products. All coiled flat-rolled steel is initially hot rolled, a process that consists of passing a cast slab through a multi-stand rolling mill to reduce its thickness to less than -1/2 inch. Hot rolled steel is minimally processed steel coil that is used in the manufacture of various non-surface critical applications such as automobile suspension arms, frames, wheels, and other unexposed parts in auto and truck bodies, agricultural equipment, construction products, machinery, tubing, pipe, tools, lawn care products and guard rails. Domestic shipments for hot rolled steel in 1999 were approximately
27.7 million net tons, excluding imports.

Aggregate domestic shipments of hot rolled steel for 1999 and for the two prior years, according to AISI, were approximately 27.7, 25.3 and 29.0 million net tons, respectively. For the same period, imports of hot rolled steel increased, from approximately 11.1 million tons in 1997 to 17.5 million tons in 1998, decreasing to 10.6 million net tons in 1999. Largely as a result of the trade cases brought by us and certain other producers of flat-rolled steel against illegally dumped hot rolled steel from Japan, Russia, and Brazil, imports from these three countries decreased from their 1999 levels.

Cold Rolled Products. Cold rolled steel is hot rolled steel that has been further processed through a pickler and then successively passed through a rolling mill without reheating until the desired gauge, or thickness, and other physical properties have been achieved. Cold rolling reduces gauge and hardens the steel and, when further processed through an annealing furnace and a temper mill, improves uniformity, ductility and formability. Cold rolling can also impart various surface finishes and textures. Cold rolled steel is used in applications that demand higher quality or finish, such as exposed automobile and appliance panels. As a result, cold rolled prices are typically higher than hot rolled. Domestic shipments for cold rolled steel in 1999 were approximately
16.8 million net tons, excluding imports.

Aggregate domestic shipments of cold rolled steel for 1999 and for the two prior years, according to AISI, were approximately 16.8, 15.8 and 15.2 million net tons, respectively. For the same period, imports of cold rolled steel increased, from approximately 4.2 million net tons in 1997 to 4.6 million net tons in 1998, decreasing to 3.9 million net tons in 1999.

Coated Products. Coated steel substrate can be either hot rolled or cold rolled steel that has been coated with zinc to render it corrosion-resistant and to improve its paintability. Hot-dipped galvanized, galvannealed, electro-galvanized and aluminized products are types of coated steels. These are also the highest value-added sheet products because they require the greatest degree of processing and tend to have the strictest quality requirements. Coated steel is used in high volume applications such as automotive, household appliances, roofing and siding, heating and air conditioning equipment, air ducts, switch boxes, chimney flues, awnings, garbage cans and food containers. The use of coated steels in the U.S. has increased dramatically over the last 40 years. Domestic shipments for coated steels in 1999 were approximately 24.3 million net tons, excluding imports.

Aggregate domestic shipments of coated steel for 1999 and for the two prior years, according to AISI, were approximately 24.3, 22.8 and 22.0 million net tons, respectively. For the same period, imports of coated steel increased from approximately 2.5 million net tons in 1997 to 2.6 million net tons in 1998, reaching 3.2 million net tons in 1999.

The Structural and Rail Market

Structural Products. Domestic shipments for the structural shapes and products that we intend to produce in our planned Whitley County structural mill amounted to approximately 6.6 million net tons for 1999.

Rail Products. The marketplace for steel rails in the U.S. and Canada is relatively small and specialized, with only approximately six railroad purchasers: Burlington Northern/Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation and Canadian National Railway. These purchasers control an aggregate of approximately 150,000 miles of track in North America. The annual tonnage of rails sold in the U.S. and Canada averaged between approximately 500,000 and 1.0 million net tons for the past three years. It is further estimated that approximately 45% of that tonnage was for "premium" rail.

     -    OUR PRODUCTION PROCESSES

There are generally two kinds of primary steel producers, "integrated mills" and "mini-mills."

Steel manufacturing by an "integrated" producer involves a series of distinct but related processes, often separated in time and in plant geography. The process involves ironmaking, followed by steelmaking, followed by billet or slab making, followed by reheating and further rolling into steel plate or bar, or flat-rolling into sheet steel or coil. These processes may be followed by various finishing processes, including cold rolling, or various coating processes, including galvanizing. With integrated producer steelmaking, coal is converted to coke in a coke oven, then combined in a blast furnace with iron ore/pellets and limestone to produce pig iron, which is then combined with scrap in a "basic oxygen" or other furnace to produce raw or liquid steel. Once produced, the liquid steel is metallurgically refined and then transported to a continuous caster for casting into a billet or slab. It is then reheated and hot rolled into its final form. Typically, though not always, and whether by design or as a result of downsizing or re-configuration, many of these processes take place in separate facilities.

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

THE HOT MILL

Our Butler mill's melting process begins with the charging of a furnace vessel with scrap steel, carbon and lime, or with a combination of scrap and a scrap substitute or alternative iron product. The vessel's top is swung into place, the electrodes lowered into the furnace through holes in the roof, and electricity is then applied to melt the scrap. To the extent any liquid pig iron or other scrap substitutes are used, such material is typically introduced directly into the melt mix. The liquid steel is then checked for chemistry and the necessary metallurgical adjustments are made, typically while the steel is still in the melting furnace but, as is the case in our Butler mill, which has a separate metallurgical adjustment area, the material is transported in a ladle by overhead crane to an area commonly known as the ladle metallurgy station. There, the steel is kept in a molten state, while metallurgical testing, refining, alloying and desulfurizing takes place. The liquid steel is then transported to the casting deck, where it is emptied into a reservoir, which controls the flow of the liquid steel into the water-cooled copper-lined mold from which it exits as an externally solid billet or slab.

In an integrated mill, where the billet or slab is cast, the product is then cut to length and either shipped as billets or slabs or stored until needed for further rolling or processing, or it may be sent directly into the rolling process, after which it may then be coiled, or cut to length, straightened, stacked and bundled. In the case of mini-mill thin-slab casting, however, and, in particular, in our Butler mill, the less than 2 inch thick ribbon or slab proceeds directly into a tunnel furnace, which maintains and equalizes the slab's temperature and then, after descaling, the slab is transported into the first stand of the rolling mill operation. In this rolling process, the steel is progressively reduced in thickness. The sheet steel is then wound into coils and measured for thickness and flatness. For part of our hot band production, the steel coils are sold either directly to end users or to intermediate steel processors or service centers, where they may be pickled, cold rolled, annealed, tempered, or galvanized. For the rest of our hot band output, however, the hot band coils are directed through our cold mill where we add value to this product through our own pickling, cold rolling, annealing, tempering, or galvanizing processes.

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

Our cold mill consists of a continuous pickle line, a two-stand reversing mill, thirty-two batch anneal bases, a single-stand temper mill, a cold rolled galvanizing line and a hot rolled galvanizing line. The continuous pickle line begins at the existing hot strip mill building and delivers pickled product to a coil storage area centrally located in the cold rolling and processing facility. Configuring the facility in this manner eliminates the need for equipment to transfer coils to the cold rolling facility. At the entry end of the continuous pickle line, we have two reels to unwind coils and a welder to join the coils together. We unwind the coils on alternate reels and attach them end to end by the welder, creating a continuous strip through the pickle tanks. The center section of the 700-foot pickle line consists of a scale breaker/tension leveler, the pickling tanks where the strip moves through a bath of hydrochloric acid that thoroughly cleans the strip in preparation for galvanizing and rolling operations, and the rinse tanks. At the delivery end of the line there is a reel for recoiling the pickled product. After recoiling, each coil is stored in the central coil storage facility.

From the central coil storage area, we move our coils in one of three directions. We can ship pickled and oiled coils as finished product. We also immediately galvanize some coils on the hot rolled galvanizing line. The ability of the hot rolling mill to produce steel strip that is extremely thin allows for immediate galvanizing without the need for further rolling in the cold rolling mill. The hot rolled galvanizing line is designed to efficiently handle this type of material. We also process hot rolled coils that are not intended for immediate galvanizing on the cold rolling mill.

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

THE IRON DYNAMICS FACILITY

Our Iron Dynamics process consists of six process areas:

     -    raw material receiving;

     -    coal pulverizing;

     -    ore preparation and pelletizing;

     -    rotary hearth drying and reduction;

     -    hot briquetting; and

     -    submerged arc furnace smelting.

We receive our iron ore concentrate from Eastern Canada. We feed the iron ore into a silo and then convey it to an ore dryer where we reduce its moisture content. We then beneficiate the ore, a process involving the reduction of the percentage of silica in the ore using magnetic separators and screens. We then feed the beneficiated ore into a roll press, where it is ground, after which we feed it into a storage bin and prepare it for mixing with coal from the Pinnacle Mine in West Virginia. We then feed the coal into a silo and convey it to the pulverizer. We mix the ground ore and coal and with additional binders and water and feed the mixture into one of two disk pelletizers. We produce pellets with an average diameter of 11 mm and feed them into the pellet dryer.

We dry the wet pellets and then preheat to 150 (degrees) C in a circular grate dryer. A vibrating conveyor charging system receives the dried pellets and layers them onto the rotary hearth furnace. The rotary hearth furnace then processes the dried pellets and discharges the hot direct reduced iron into a hot pan conveyor system. An additive facility may introduce flux, coke, silica or other materials to the hot pan conveyor to control slag chemistry in the submerged arc furnace.

The hot pan conveyor can then either transport the direct reduced iron directly to the submerged arc furnace for smelting into liquid pig iron or it can be transported to our two new briquetters. If the direct reduced iron is fed to the briquetters, it is compressed into small compacted briquettes, which will not re-oxidize when exposed to the air and are thus capable of being stockpiled for later use in our Butler mill's electric arc furnaces or they may be sold to outside customers as a scrap substitute merchant commodity. If the direct reduced iron is fed to the submerged arc furnace, it is discharged into bins and then screw-fed into the furnace where it is smelted into liquid pig iron. We tap the molten iron into ladles and may desulfurize it prior to transporting it to our Butler mill's meltshop, where we pour the liquid pig iron directly into our electric arc melting furnaces. Iron and carbon units lost during the Iron Dynamics smelting process are reclaimed and re-introduced to the production process through a sludge reclamation system.

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

Additionally, our planned use of liquid pig iron should enable us to lower electrical consumption in our steel manufacturing process, due primarily to the delivery of the already molten liquid pig iron to our electric arc furnaces, with an associated reduction in electrode consumption and increased unit productivity. We estimate these electricity consumption savings at approximately 15% to 20%, assuming a 25% pig iron input. Further, we expect that our liquid pig iron will not contain any iron oxide, which takes energy to reduce, in contrast to direct reduced iron that contains between 6% and 20% iron oxide. Other advantages which we believe are inherent in our Iron Dynamics process include the ability to use high or low silica fines, which are the cheapest iron ore units available, the lack of any necessity to have the fines sized or graded, in contrast to certain other alternative processes, and the use of coal as the reductant, which is an abundant raw material not affected by global shortages of gas (a primary input in certain other alternative iron processes). In addition, our Iron Dynamics process may allow for the cost effective use of steel mill by-products as raw material inputs, such as electric arc furnace dust and mill scale. In fact, we may also be able to procure steel mill by-products from other area mini-mills. Mill scale itself is a potentially excellent source of iron, with a 70% to 75% iron content, which is higher than many ores.

In connection with the development of our Iron Dynamics process, we have applied for and have been granted some U.S. and international patents and are awaiting action on others.

THE PLANNED STRUCTURAL AND RAIL MILL

Our planned Whitley County structural mill will be a mini-mill. As such, we will melt scrap and scrap substitutes in much the same way as in our Butler mill. After the heat from the electric arc furnace has been tapped, we will transport the molten metal to a separate ladle metallurgy furnace where, as in the Butler mill, we will adjust the mix for temperature and chemistry. However, we will then take the liquid steel to the continuous casting machine, where we will convert it into various semi-finished cast shapes rather than into a single ribbon or slab as in our Butler mill. After exiting the mold, the multiple strands will continue through a series of sprays and roller supports to precisely cool and contain the cast product. Straightener rolls will then unbend the curved strands onto a horizontal pass-line, where they will be cut to length by automatic torches. We will then weigh the cast pieces and will transport them directly to the rolling mill via the reheat furnace or into the storage area for rolling at a later time. Once we send the pieces to the rolling mill, we will transfer them on a roller table through a box to remove scale. The product will then pass through a breakdown stand for up to nine passes, depending upon the product, before transfer to the tandem mill. Downstream of the tandem mill, a hot saw will cut the product to a maximum 246-foot length before entering the cooling bed. From there, the product will be straightened on a roller straightener, cut to length, and then piled and bundled.

For production of standard and premium rail products, the planned Whitley County structural mill will require additional finishing and handling equipment. Currently, the mill is designed to be capable of rolling widely consumed rail sections. However, to produce premium rail, we will be required to acquire head hardening equipment for our mill.

     -    TECHNOLOGY AND EQUIPMENT

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

     -    THE HOT MILL

The principal steelmaking equipment in our thin-slab flat-rolling plant consists of two twin-shell electric arc melting furnaces, three ladle metallurgy stations, turrets, and two thin-slab casters, two tunnel furnaces, and our rolling mill.

Electric Arc Furnaces. Our electric arc furnaces were built by Fuchs, and have a combined annual production capacity in excess of 2.6 million tons. Both of our furnace batteries are twin-shell 165-ton capacity tap weight, i.e. 195-ton gross weight with a 30-ton "hot heel", furnaces. Each battery consists of two melting hearths working off of a single power source. The furnaces are high reactance AC-powered units, which save approximately 30% in energy costs over a DC-type unit and are designed to use smaller and less expensive electrodes. Furthermore, electrode consumption by our furnaces, a substantial operating cost, is designed to be less than a DC-powered unit.

Our twin-shell furnace design results in virtually continuous melting and reduces tap-to-tap time, i.e. the length of time between successive melting cycles or "heats", thus yielding more heats and greater productivity per shift. While melting is being done on one side, we can tap the other vessel and refill it with scrap and steel scrap substitute to make it ready for the next melt. For a small incremental capital cost of the second shell or melting vessel, there is an approximate 20% increase in overall productivity. Preheating of the scrap occurs in the idle vessel with both oxygen and natural gas, at a relatively low cost, and melting is further aided and electrical consumption reduced by a 30-ton "hot heel" of melted scrap, which remains in the idle vessel after tapping. We expect to realize a further reduction in electrical consumption, electrode use and tap-to-tap time with the introduction once commercial production begins, of our Iron Dynamics-produced liquid pig iron directly into the melt mix. This should result from the fact that this additional molten material will further accelerate the scrap melting process. An additional feature of our twin-shell design is that if there is a maintenance problem requiring work on one vessel, melting can proceed in the other vessel without interruption.

Ladle Metallurgy Station. We have three (3) separate ladle metallurgy stations consisting of three (3) Fuchs furnaces and two (2) desulfurization stations. A separate ladle metallurgy station, located away from our arc furnaces, allows metallurgical adjustments to be effected, while still maintaining the steel at a sufficiently high temperature during the refining stage at the ladle metallurgy station. This maximizes the time that the arc furnaces can be used for scrap melting, while enabling the molten steel to continue through metallurgical testing, stirring, alloying, desulfurization, reheating and other adjustments at the ladle metallurgy stations. Once the adjustment process has been completed, the refined metal is then transported by overhead crane to the casting deck where it is injected directly into the mold of the casting machine.

Thin-Slab Caster. Our continuous thin-slab casters were built by SMS Schloemann-Siemag AG and have a combined annual casting capacity of 2.3 million tons. The casters are equipped with a submerged entry nozzle, which transfers the liquid steel into the mold. This design permits the walls of the nozzle to be thicker, resulting in longer nozzle life and, in turn, enables us to run a "string" of up to 12 heats before the SEN requires replacement. These advantages are directly reflected in increased productivity. Within the newly designed nozzle, we have also incorporated a new baffle design to modify the fluid flow of molten steel into the mold cavity, which slows and more evenly distributes the molten steel into the mold as compared to previous designs. This results in a quieter top surface of the liquid steel in the mold, a more uniform solidification of the shell and significantly reduces sub-surface inclusions.

Rolling Mill. Our rolling mill consists of two tunnel furnaces, a seven-stand rolling mill and two down coilers. The tunnel furnaces heat and transport the cast slabs from the casting machines to the hot rolling mill. The furnaces reheat the steel to approximately 2,000 (degrees) F while ensuring the slab is evenly heated throughout its length.

The rolling mill is a seven-stand rolling mill built by SMS Schloemann-Siemag AG. Each rolling stand is driven by a high-powered 10,000 horsepower mill drive motor. The hot rolling mill is equipped with a high pressure water descaling system to remove the mill scale after the steel emerges from the tunnel furnace just before entering the rolling mill. This system provides a clean surface while minimizing the cooling of the 2,000 (degrees) F slab. The rolling mill is equipped with the latest electronic and hydraulic controls to control such things as exit speeds of the steel strip as it moves along the run-out table to help prevent thinner steel strip from cobbling. A seventh rolling stand allows us to further roll our sheet steel to even thinner gauges, down to 1 mm, with excellent surface quality, which enables us to access markets previously available only to more costly cold finished material.

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

     -    THE COLD MILL

The cold mill is located adjacent to the hot mill and has an approximate 1.0 million ton annual production capacity. The cold mill consists of a continuous pickle line, a two-stand reversing cold rolling mill, thirty-two batch annealing bases, a single-stand temper mill, a cold rolled galvanizing line, and a hot rolled galvanizing line. The continuous pickle line consists of a dual payoff system, a scale, a breaker/tension leveler, a shallow bath pickling section, a rinse section, side trimmers and recoiler. The design of the pickle line allows for the production of a wide combination of gauges and widths, highlighted by its outstanding performance on the light gauge steel supplied by the hot mill. The terminal equipment was supplied by Davy International, while the polypropylene pickling tanks were supplied by Allegheny Plastics.

Pickled and oiled coils that are not intended for immediate shipping or galvanizing are processed on the cold rolling mill. Our cold rolling mill is unique in that it is a semi-tandem two-stand reversing cold rolling operation. This configuration provides considerably higher throughput than a conventional single-stand reversing mill, yet also takes advantage of considerably lower equipment costs than the conventional four to six-stand tandem cold rolling mill. The rolling mill is configured with multiple x-ray gauges, hydraulic bending systems, rolling solution controls, gauge controls and strip flatness controls used to produce an extremely high level of product quality parameters. The cold rolling mill also uses a process control computer using sophisticated mathematical models to optimize both quality and throughput. The cold reversing mill was supplied by SMS Schloemann-Siemag AG.

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

Product from the annealing furnaces is then temper-rolled. The temper-rolling facility is a single stand four-high rolling mill designed for relatively light reduction of the product. The temper mill introduces a small amount of hardness into the product and further enhances the overall flatness and surface quality of the product. The temper mill also has an x-ray gauge to monitor strip thickness. This mill was purchased concurrently with the two-stand cold rolling mill from the same manufacturer, SMS Schloemann-Siemag AG. This provides a high degree of flexibility and cost savings with regard to management of spare parts.

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

     -    THE IRON DYNAMICS FACILITY

During preliminary start-up testing in 1999, we encountered a number of equipment and design deficiencies, primarily in the submerged arc furnace and other mechanical systems, which substantially reduced our ability to consistently produce the expected quantities of liquid pig iron. In late 1999, we concluded that a major retrofit to our submerged arc furnace and certain other design modifications of other ancillary systems and processes were necessary in order for us to hope to attain our expected annual capacity production of 480,000 metric tonnes of liquid pig iron. This design and retrofit program began in late 1999 and continued throughout 2000.

Several additional capital projects were included in the modifications of the existing facility, including the installation of two briquetters, a new off-gas system for the submerged arc furnace, a sludge reclamation system, a hot pan conveyance system, and other smaller projects, relating to both the direct reduced iron and submerged arc furnace operations. The installation of the briquetters allows us to compress the direct reduced iron into a solid, dense briquette, which, contrary to loose direct reduced iron, will not re-oxidize. The solid briquettes can therefore be stored until needed for direct introduction into our electric furnaces, or possibly sold to the open market as a commodity to other users of direct reduced iron. The addition of the briquetters will also allow us to bypass the submerged arc furnace entirely during any down time of the submerged arc furnace or the Butler Mill's electric arc furnaces. A new submerged arc furnace off-gas system should also allow the submerged arc furnace to safely produce at its rated capacity. A new sludge reclamation system will enable us to reintroduce iron and carbon units lost during the smelting process back into the mixing and agglomeration operations, generating substantial cost savings. A newly designed hot pan conveyance system will convey direct reduced iron from the rotary hearth furnace into the submerged arc furnace and briquetting machines. We spent a total of $11.2 million on these projects as of the end of 2000, and expect to spend an additional $2.3 million during the first half of 2001. Of these costs, the manufacturer of the submerged arc furnace had reimbursed approximately $3.2 million of the submerged arc furnace retrofit expenses, of a total expected retrofit cost of $5.4 million. The manufacturer reimbursed us for the remaining $2.2 million during the first quarter of 2001. As of December 31, 2000, the total amount expended for our new Iron Dynamics facility was approximately $122.9 million.

As actual work began on all of the new systems in early 2000, we elected to continue to operate, though at a sharply reduced level, until just prior to the required shutdown when installation was scheduled to commence, in order to give us additional time to work with and further refine the nature and scope of our redesign work. We initiated and utilized a new operating practice during this period, which resulted in a modified distribution of feed material inside the hearth of the submerged arc furnace. Under these circumstances, we produced slightly over 33,000 metric tonnes of liquid pig iron, which represents approximately 13% of capacity, during the first two quarters of 2000. We halted operations entirely in early July. As a result of this additional operation, we acquired crucial additional operating knowledge, especially regarding the performance of the submerged arc furnace hearth bricks and new feed tube assemblies installed during early 2000. Inspection of the submerged arc furnace hearth wall, subsequent to the July shutdown, revealed that there was little refractory wear inside of the furnace during 2000, indicating that the new hearth bricks and feed tube assemblies were functioning properly.

We are currently in the process of commissioning the new submerged arc furnace and other capital equipment, and limited production of liquid pig iron has once again started. We anticipate that commercial production will commence during the second quarter of 2001. We also anticipate that our newly redesigned process will be able to produce liquid pig iron in the quantities and with a cost structure that we expect to be less than prevailing low-residual scrap prices during most market conditions. If the plant proves to be successful, we would consider building a "next generation" Iron Dynamics direct reduced iron/liquid pig iron plant adjacent to our planned Whitley County structural mill and would consider similar units as ancillary scrap substitute sources adjacent or in close proximity to other steelmaking melt shops that we might construct or acquire in the future. In addition, we have entered into a License Agreement with Sumitomo Corporation of America under the terms of which Sumitomo, in return for a royalty, is licensed to use the Iron Dynamics process in constructing its own scrap substitute facilities within its designated territory, which is worldwide except for the U.S. and Canada. In addition, it may sublicense others within the designated territory to do the same. We have retained the sole and exclusive right to use the Iron Dynamics process for our own facilities, now or in the future, or to license others to use it within the U.S. and Canada.

Our Iron Dynamics process combines state-of-the-art grinding technology, using a high pressure roll press to grind iron ore, proven coal pulverizing equipment from William Patent Crusher Company, our own proprietary ore beneficiation technology, conventional disk pelletizing equipment, specialized designs for feeding and removing the materials from the rotary hearth, thermally efficient use of the rotary hearth furnace "off gases", and novel solutions to the scale-up challenges presented by the world's largest rotary hearth furnace. The submerged arc furnace technology used is well developed from the feralloy industries. Thermal efficiency is achieved by the hot transfer of direct reduced iron between the rotary hearth furnace and the submerged arc furnace.

In addition, the off gas system removes heat, dust, sulfur dioxide and nitrous oxides from the flue gas. An afterburner combusts any remaining carbon monoxide. The off gas is used to preheat combustion air, supply heat to the ore and coal dryers and to dry the pellets in the pellet dryer.

     -    THE STRUCTURAL MILL

Our planned structural and rail manufacturing mini-mill will be located on a 470-acre site immediately south of U.S. Highway 30 between County Road 700 East and County Road 800 East in Whitley County, Indiana. We expect the mill to have an overall annual production capacity of between 900,000 and 1,100,000 tons, depending on product mix, for the manufacture of structural steel beams, pilings, and other products for the construction market. We expect to commence construction once our air permit becomes effective, which will not occur until after disposition of an appeal lodged by an opponent of the project with federal and state environmental agencies. We believe that the air permit was properly issued and that the issuance of the permit will be upheld on appeal. Presently, we are hopeful that final disposition of the federal administrative appeal will occur some time within the next four or five months, although it could take longer. As soon as the federal appeal process has been concluded and our permit has become effective, we will commence construction of the mill and expect to be able to produce our first structural steel product in the second half of 2002.

We also intend to construct a $40 million to $50 million rail manufacturing addition to our planned structural mill that will enable us to take advantage of extra available melting capacity in our structural mill meltshop. The rail addition is in the design, preliminary engineering and equipment specification and selection phase. We anticipate that this process will take approximately six months, after which we plan to place equipment orders and begin construction work on this additional facility. Completion of the rail manufacturing addition is not a precondition for the start-up and commencement of operations of our structural mill, and we anticipate a start-up for the rail project shortly following the start-up for the structural mini-mill.

The combined structural mill and rail manufacturing facility will have a meltshop annual capacity of between 1.0 and 1.2 million tons, depending on product mix between structural and rail products. It will be able to produce a varying combination of structural and rail products to fit the market demand for each of these types of products, including structural shapes serving the building and construction markets, bridge construction, railroad car, barge and shipbuilding, and machinery industries. We believe that this production flexibility will enable us to tailor our product output to the demands and opportunities of the marketplace.

Electric Arc Furnace. Scrap will be melted in much the same way as in our Butler mill's hot mill meltshop, except that the electric arc furnace for our structural mill will be of a single shell AC-powered design with a 120-ton tap capacity. While we plan to use 100% scrap as the primary raw material, the system will be configured to accept liquid pig iron product should we decide to place an Iron Dynamics module at the Whitley County plant site. The electric arc furnace, manufactured by SMS Demag, will be equipped with water-cooled sidewalls, a combination of five carbon/oxygen injection-capable oxy-fuel burners, and a supersonic water-cooled sidewall lance. The burners, while capable of operating in the conventional "pre-heat" firing mode, can also inject carbon for foamy slag generation and oxygen via a concentrated stream for penetration into the liquid steel bath for decarbonization. This combination will enable us to create and sustain a foamy slag over more of the bath area than is otherwise possible and will permit us to employ a melting practice, which is more thermally efficient. The furnace will also feature a removable shell that will enable us to do off-line repair and refractory relining, will come equipped with a unique quick-change roof configuration and will also feature a fast tap hole tube change configuration that will speed this periodic replacement process.

Caster. The caster will be built by SMS Concast. Unlike our Butler mill that produces a single strand or ribbon of flat stock, our structural mill's machine will cast three strands, expandable to four, of blooms and beam blanks. The caster will utilize a curved mold that will produce five sizes of material - one bloom, which is rectangular shaped, and four beam blanks, which are dog bone shaped, in varying lengths of 17-48 feet. The caster is expected to be capable of producing 1.2 million tons per year in our initial set-up.

Our new caster design will feature a quick change tundish nozzle system to optimize the continuous casting process to achieve the lowest possible operational costs per ton. Our tundish bottoms are designed to change from a bloom opening to any of four beam blank sizes to allow greater flexibility in product choice. We will have the ability to run different product sizes simultaneously on the caster to allow some product to be hot charged and other product to be placed on a storage bed for processing by the rolling mill during times when the meltshop is performing maintenance or is otherwise down. The caster service crane will also provide a dual hoist system to speed size change turn around by allowing two strands to be changed at one time.

Rolling Mill. Cast pieces exiting the casting machine will either be able to travel directly to the rolling mill via the reheat furnace or into a storage area for rolling at a later time. The reheat furnace, a 300 ton per hour hot charge "walking beam" furnace supplied by A.C. Leadbetter, will have a deep charge capability that will enable it to be used as a "buffer" for roll changes and mill delays.

Our rolling mill is an advanced four-stand (all reversing) mill built by SMS Schloemann-Siemag AG, designed with an annual capacity of 1.6 million tons, capable of producing wide flange beams 6x4 inches to 36x12 inches, standard beams, piling sections, M-shape sections, sheet piling, channels, car building shapes, bulb angles and zee's. The selection of product mix will influence annual production; therefore, by rolling a larger share of heavier products, the annual production will be proportionately greater.

Once the bloom or beam blank is discharged from the reheat furnace it will be transferred on a roller table through a box to remove scale. The product will then pass through a breakdown stand for up to nine passes, depending upon the product, before being transferred to the 3-stand tandem mill. Between the breakdown mill and the tandem mill is a hot saw for cropping off the leading end if required. The tandem mill will consist of a universal rougher, an edger, and a universal finisher. The mill will be capable of operating in two modes, universal and two-high. In the universal mode the X-H rolling method will be used. The rougher stand will have an X-shape pass design and the finisher stand will have an H-shape depending upon the final product. The edger mill stand will be shiftable, which will allow for more than a single pass on a roll. The mill has been designed for quick roll changes of less than 25 minutes. In the 2-high mode, channels, angles and sheet piling will be rolled utilizing multiple pass lines within the tandem mill.

     -    PRODUCTS AND CUSTOMERS

EXISTING PRODUCTS AND CUSTOMERS

During 2000, our Butler facility produced hot rolled products that included a variety of high quality mild and medium carbon and high strength low alloy hot rolled bands in 40 inch to 62 inch widths and in thicknesses from .500 inch down to .040 inch. We also produced an array of lighter gauge hot rolled products, such as high strength low alloy, including 80,000 minimum yield and medium carbon steels made possible by the addition of a seventh hot rolling stand. These products are suitable for automobile, truck, trailer and recreational vehicle parts and components, mechanical and structural tubing, gas and fluid transmission piping, metal building systems, rail cars, ships, barges, and other marine equipment, agricultural equipment and farm implements, lawn, garden, and recreation equipment, industrial machinery and shipping containers. We believe that our basic production hot band material has shape characteristics that exceed those of the other thin-slab flat-rolled mini-mills and compares favorably with those of the integrated mills. In addition, as a result of our lighter gauge hot rolling capabilities, we are now able to produce hot rolled hot-dipped galvanized and galvannealed steel products. These products are capable of replacing products that have traditionally only been available as more costly cold rolled galvanized or cold rolled galvannealed steel.

The products produced in our cold mill during 2000, included:

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

The following chart represents our year ended December 31, flat-rolled shipments, by general market classification:

                                2000           1999
                               ------         ------
     Service Center              88%            81%          End user
                                                             intermediaries
     Pipe and Tube tubing         8%            13%          Structural and
                                                             mechanical

     Original Equipment
            Manufacturer          4%             6%          Equipment
                               -----          -----          manufacturers
                                100%           100%

NEW PRODUCTS

DIRECT REDUCED IRON AND LIQUID PIG IRON

We recently completed the basic plant construction of our new Iron Dynamics facility, which is designed for the production of direct reduced iron and the conversion of that product in a submerged arc furnace into liquid pig iron. Limited production of liquid pig iron began in August 1999. Once operational, after currently ongoing modifications to certain equipment has been completed, we plan on consuming all of Iron Dynamics' liquid pig iron output (estimated at 480,000 metric tonnes) in our own steelmaking operations at our Butler mill.

STRUCTURAL AND RAIL SHAPES

When our planned structural mill is completed in Whitley County, which if actual construction is able to commence within the next four or five months, we estimate will be during the second half of 2002, we intend to produce various structural steel products such as wide flange beams, American Standard beams, miscellaneous beams, "H" Piling material, sheet piling material, American Standard and miscellaneous channels, bulb angles, and "Zee's." The following listing shows each of our proposed structural mill products and their intended markets:

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

"H" Piling                                      foundational supports

Sheet Piling                                    temporary or permanent bulkhead walls, cofferdams,
                                                shore protection structures, dams and core walls

Channel sections                                diaphragms, stiffeners, ribs and
                                                components in built-up sections

Bulb angles and Zee's                           steel building components

When our new rail manufacturing component of our Whitley County structural mill is completed, which we estimate will be during the second half of 2002, we intend to produce various rail products for use by domestic and Canadian railroads. Steel rail is typically sold "as rolled" to exacting dimensional tolerances in lengths of 80 feet. These lengths are then welded into quarter mile "strings" or "ribbons" and shipped in specialized rail trains to the point of installation. Rails for heavy payload and high speed service, or those for severe service applications such as eight degrees or more of curved trackage, can be "head hardened" during the manufacturing stage and are sold as "premium" rail in the marketplace.

Of our total net sales for 2000, 1999 and 1998, approximately 88%, 81% and 84%, respectively, were to steel processors or service centers. These steel processors and service centers typically act as intermediaries between primary steel producers and the various end user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. Even with the completion of our cold mill project, and our increased utilization in our cold finishing facility of a considerable portion of our hot band production, we expect that our intermediate steel processor and service center customers will remain an integral part of our future customer base and we plan to continue to sell our hot bands and other products to these customers.

Typically, our backlog and order book does not extend beyond the current quarter, if assessed early in the quarter, or beyond the following quarter, if assessed midway through or toward end of a quarter. As result, we tend to experience relatively little delay in realizing price changes occurring in the marketplace.

     -    SOURCES AND AVAILABILITY OF RAW MATERIALS

Our principal raw material is scrap metal derived from, among other sources, junked automobiles, industrial scrap, railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap, which typically include freight, are subject to market conditions beyond our control, including fluctuating demand by U.S. and international steel producers against available supply, affected occasionally by speculation. Historically, the prices for scrap have varied significantly and may vary significantly in the future. In addition, our operations require substantial amounts of other raw materials, including various types of pig iron, alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of periodic increases in scrap and other raw material prices. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material and energy costs to our customers.

Scrap is the single most important raw material used in our steelmaking process. The percentage of scrap used in our steelmaking operations may decline somewhat in future years, depending upon the proportion of liquid pig iron from our Iron Dynamics operations or other purchased scrap substitutes that may be used from time to time.

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

Generally, as steel demand increases, so does scrap demand and resulting prices. The reverse is also normally true, with scrap prices following steel prices downward where supply exceeds demand. During late 2000, this was particularly true, as the flood of imported steel, much of it unfairly traded, resulted in sharply reduced new steel production with corresponding decreases in the need for scrap. This corresponding decrease in the price of scrap mitigated somewhat the impact of sharply declining prices for our new steel products during 2000 and enabled us to maintain some modest profit margins despite the severe market dislocation. The precipitous decline in scrap prices in 1999 and 2000 caused dealers to retain their inventories and to withhold them from sale, thus causing some short-term supply shortages even in the face of a supply/demand inversion at the consumer levels.

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

SCRAP

We have a continuing relationship with OmniSource Corporation, pursuant to which OmniSource has agreed to act as our exclusive scrap purchaser and to use its best efforts to locate and secure for us such scrap supplies as we may from time-to-time wish to purchase, at the lowest then available market prices for material of like grade, quantity and delivery dates. The cost to us of OmniSource-owned scrap is the price at which OmniSource, in bona fide market transactions, can actually sell material of like grade, quality and quantity. With respect to general market scrap, the cost to us is the price at which OmniSource can actually purchase that scrap in the market, without mark-up or any other additional cost. For its services, OmniSource receives a commission per gross ton of scrap received by us at our mini-mill. All final decisions regarding scrap purchases belong to us, and we maintain the sole right to determine our periodic scrap needs, including the extent to which we may employ scrap substitutes in lieu of or in addition to scrap. No commission is payable to OmniSource for scrap substitutes purchased or manufactured by us.

During 2000, 1999 and 1998, we purchased approximately 1.5 million tons of scrap or 71% of our total scrap needs, 1.3 million tons of scrap or 89% of our total scrap needs, and 1.2 million tons of scrap or 74% of our total scrap needs, respectively, from OmniSource. However, we expect that the availability of substantial quantities of scrap substitutes, including pig iron from our Iron Dynamics facility will somewhat mitigate our continued dependency on low residual scrap. We believe that our scrap purchasing relationship with OmniSource provides us with excellent access to available scrap within our primary scrap generation area.

IRON DYNAMICS LIQUID PIG IRON

Iron Dynamics is a state-of-the-art facility for the production of direct reduced iron and liquid pig iron. Direct reduced iron is a metallic product made from iron ore or iron ore "fines" that have been treated in a "direct reduction" furnace with either natural gas or coal to reduce the iron oxide to metallic iron, and liquid pig iron is a pure metal product intended to be produced by smelting the direct reduced iron in a submerged arc furnace. Our Iron Dynamics facility is designed for the production of direct reduced iron and the conversion of that product in a submerged arc furnace into liquid pig iron. We are currently in the process of commissioning the new submerged arc furnace and other capital equipment, and test production of liquid pig iron has once again started as of the date of this filing and we anticipate commercial production to commence during the second quarter of 2001. We currently plan on consuming all of Iron Dynamics' annual liquid pig iron output, estimated at 480,000 tonnes, in our own steelmaking operations at our Butler mill.

     -    ENERGY RESOURCES

ELECTRICITY

During 1998, we modified our electric service contract with American Electric Power that extends through 2006. The contract designates only 200 hours annually as "interruptible service" during 1998 and these interruptible hours further decrease annually through expiration of the agreement in 2006. The contract also establishes an agreed fixed rate for the rest of our electrical usage. Interruptible service subjects us to the risk of interruption at any time in the operation of the AEP system, whether as a result of an AEP peak demand, or even if AEP were able to obtain a higher market price from an alternate buyer. Under our old contract, we had only the option of matching the spot market price of the alternate buyer in order to avoid interruption, and that price could be much higher than our normal rate. In prior years, due to the extremely hot weather and the unavailability of certain nuclear power and coal based generating facilities, our Butler mill was forced to cut back to a nighttime operating mode on a number of days throughout the summer because of the unacceptably high rates per kilowatt hour created by these extremes in overall demand for electricity in tandem with the reduced availability of supply. Our renegotiated electrical supply agreement with AEP greatly reduces our exposure to such uncertainties because it is a fixed price contract with a maximum of 200 hours per year of interruptibility in 1998, decreasing annually through the expiration of the agreement in 2006. The contract also provides us that the circumstances necessary to warrant any hours of service interruptions must be of an emergency nature and not related to price and demand. We believe that this new contractual arrangement will substantially mitigate the dangers of such production cutbacks in the future.

GAS

We use approximately 9,000 decatherms of natural gas per day. A decatherm is equivalent to 1 million BTUs or 1,000 cubic feet of natural gas. We have a delivery contract on the Panhandle Eastern Pipeline that extends through April 2008. We also have a delivery contract with NIPSCO/NIFL/Crossroads that extends through October 2005.

We maintain a liquid propane storage facility on site with sufficient reserves to sustain operations at the Butler mill for approximately one week in the event of an interruption in the natural gas supply.

OTHER

We use oxygen, nitrogen, hydrogen and argon for production purposes, which we purchase from Air Products and Chemicals, Inc., which built a plant on land adjacent to our Butler mill. Air Products uses its plant not only to supply us, but also to provide oxygen and other gases to other industrial customers. As a result, we have been able to effect very favorable oxygen and other gas purchase prices on the basis of Air Products' volume production.

     -    PATENTS AND TRADEMARKS

We have a trademark for the mark "SDI" and an accompanying design of a steel coil and a chevron.

Our Iron Dynamics subsidiary has filed five patent applications with the U.S. Patent and Trademark Office relating to its methods of producing low sulfur liquid pig iron. As of the date of this filing, we have received three of those patents.

     -    KEY CUSTOMERS

Our largest customers were, Heidtman Steel Products, Inc., Metals USA and Paragon Steel Trading, Inc. Together they accounted for approximately 31% of our total net sales in 2000. Heidtman accounted, individually, for 21%, 19% and 21% of our net sales in 2000, 1999 and 1998, respectively.

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

     -    COMPETITION

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

Domestic steel producers, including us, have historically faced significant competition from foreign producers. From time to time, as occurred during 2000 and is continuing, the domestic steel producers have been adversely affected by what we believe was unfairly traded imports. The intensity of this foreign competition is also substantially affected by the relative strength of foreign economies and fluctuation in the value of the United States dollar against foreign currencies, with steel imports tending to increase when the value of the dollar is strong in relation to foreign currencies. The situation was exacerbated by reason of a weakening of certain economies during 1998 and 1999, particularly in Eastern Europe, Asia, and in Latin America. Because of the ownership, control or subsidation of some foreign steel producers by their governments, decisions by such producers with respect to their production and sales are often influenced to a greater degree by political and economic policy consideration then by prevailing market conditions.

Our products compete with many integrated hot rolled coil producers, such as National Steel Corp.'s Great Lakes Steel Division, LTV Steel Co., Inc., Ispat/Inland Steel Co., Bethlehem Steel Corp., AK Steel, U.S. Steel, Acme Steel Co. and Beta Steel Corp., as well as a growing number of hot rolled mini-mills, such as Nucor's Crawfordsville, Indiana, Hickman, Arkansas, and Berkeley County, South Carolina, facilities, Gallatin Steel Company's mini-mill in Ghent, Kentucky, BHP/Northstar's facility in Delta, Ohio and TRICO Steel's mini-mill in Alabama. These mini-mills have lower cost structures and more flexible production capabilities more closely akin to ours than to the integrated producers. Despite some reductions in steel production capacity by some U.S. producers over the last decade, the U.S. industry continues to be adversely affected by excess world capacity. Improved production efficiencies by mini-mills and by some integrated producers have further increased overall production capacity in the U.S. without a countervailing increase in demand. Increased industry overcapacity, coupled with economic recession, is intensifying an already competitive environment.

Over the last decade, a number of U.S. steel producers have gone through bankruptcy reorganization, generally resulting in reduced capital costs for those producers, permitting them to price their steel products at levels below those that they would have otherwise been forced to maintain. Over the past several years, more than a dozen domestic steelmakers have sought or have been placed under the protection of the bankruptcy laws, including LTV Steel, Wheeling-Pittsburgh Steel, Heartland Steel, Geneva Steel, Northwestern Steel, Gulf States Steel, Acme Metals, Qualitech Steel, GS Technologies and others.

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

We expect that the success of these hot rolled cases will curtail imports from these countries from 7 million tons in 1998 to less than 500,000 tons per year for 1999 and the five following years. However, imports of hot rolled sheet from other countries increased significantly during 2000. In November 2000, we joined three other mini-mills and four integrated producers and filed antidumping cases against imports of hot rolled sheet from 11 countries and countervailing duty cases against five countries. The ITC made unanimous affirmative preliminary injury determinations in December. The Department of Commerce is expected to issue its preliminary subsidy and dumping margins in April 2001, with final determinations issued in June through August. The ITC will render its final industry determination later in 2001. The reduction in imports caused by importers fearing the imposition of duties is already assisting price and volume recovery in the face of work demand. However, we are concerned that a negative final injury determination such as occurred in the cold rolled cases last year will lead to a rapid increase in imports and a return of price and volume deterioration.

In July 1999, Nucor-Yamato, TXI-Chaparral, and Northwestern filed antidumping cases on imports of structurals from Japan and Korea. The Commerce Department determined margins of 65% on imports from Japan and 15-47% on imports from Korea. The ITC issued unanimous affirmative injury determinations in June 2000, and these orders will remain in effect for at least five years.

On June 2, 1999, we, together with other domestic producers and the United Steel Workers of America, also filed a complaint with the U.S. International Trade Commission and Department of Justice seeking determination that cold rolled steel products from Argentina, Brazil, China, Indonesia, Japan, Slovakia, South Africa, Taiwan, Thailand, Turkey, and Venezuela, were being dumped in the U.S. market at below fair market prices. On July 19, 1999, the U.S. International Trade Commission made unanimous affirmative preliminary determinations of a reasonable indication of injury by reason of such imports. The Department of Commerce announced preliminary dumping determinations, which required the posting of dumping duties in November and December of 1999. In January 2000, the Department of Commerce issued a determination that imports of cold rolled steel from six of the countries were dumped at margins ranging from 17% to 81%. We were ultimately not successful in these cold rolled cases, however, and on March 3, 2000 and thereafter, the U.S. International Trade Commission made negative final injury determinations against these eleven countries. These negative outcomes appear to have resulted in a resurgence of dumped cold rolled imports in the second half of 2000, resulting in depressed cold rolled prices.

GEOGRAPHIC MARKETPLACE FOR OUR FLAT-ROLLED PRODUCTS

UNITED STATES. Our penetration into the total flat-rolled steel market is limited by geographic considerations, to some extent by gauge and width of product specifications, and by metallurgical and physical quality requirements. Based on product type and geographic location, we believe that we most closely compete with the following mini-mills: Nucor's Crawfordsville, Indiana facility, Gallatin Steel's Ghent, Kentucky facility, BHP/Northstar's Delta, Ohio facility, and, to a more limited extent, Nucor's Hickman, Arkansas facility, Nucor's Berkeley County, South Carolina facility, and TRICO Steel's facility in northern Alabama. Each of these mills produce hot rolled product. However, only an affiliate of BHP/Northstar in Delta, Ohio is producing hot rolled galvanized product, and only Nucor's Crawfordsville, Indiana facility is producing cold rolled and cold rolled galvanized products.

NON-UNITED STATES. Our products compete in the domestic U.S. marketplace with many foreign producers. Competition from foreign producers is typically strong, but during 1998-2000, domestic steel producers, including us, have been adversely affected by illegally dumped imports. As previously described herein, a number of U.S. steel companies, including us, as well as the United Steelworkers of America, have filed complaints with the U.S. International Trade Commission and the U.S. Department of Commerce seeking determinations that various steel products from a large group of countries were and continue to be dumped in the U.S. market at below fair market prices.

GEOGRAPHIC MARKETPLACE FOR STRUCTURAL PRODUCTS

UNITED STATES. Our structural products will compete with a sizable number of electric furnace steelmakers, some of which have cost structures and flexible management cultures similar to our own. Notable competitors include Nucor Steel in Berkeley, South Carolina; Nucor-Yamato Steel in Blytheville, Arkansas; TXI-Chaparral Steel in Midlothian, Texas and in Petersburg, Virginia; Birmingham Steel in Cartersville, Georgia; and Northwestern Steel and Wire in Sterling, Illinois. Unlike the market for flat-rolled products, in which mills typically sell a higher percentage of their products in close proximity to the mill, the market for structural products is considered national in nature.

NON-UNITED STATES. During the late 1980's, structural steel imports averaged 1.7 million tons annually. While that average volume declined to less than 0.7 million tons during the first half of the 1990's, structural steel imports have risen steadily in recent years to more than 2 million net tons in the years subsequent to 1998, largely coming from Germany, Japan, South Korea and Spain.

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

     -    ENVIRONMENTAL MATTERS

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

     -    EMPLOYEES

Our work force consisted of 652 employees at December 31, 2000, of which Iron Dynamics employed 71. Additionally, New Millennium employed 155 persons. Neither our nor New Millennium's employees are represented by labor unions. We believe that our relationship with our employees is excellent.

     -    FOREIGN EXPORT SALES

Of our total net sales in 2000, 1999 and 1998, sales outside the continental United States accounted for less than 2%. We appointed Salzgitter AG, a successor to Preussag Stahl AG, as our preferred distributor for all sales to customers outside the United States, Canada and Mexico. Under the Salzgitter Purchasing Agreement, if we wish to sell in the Export Territory, we must notify Salzgitter of the products available for sale and the price of these products. Salzgitter must then use its best efforts to solicit these sales and to present us with any purchase orders for the product, which we may then accept or reject. Sales within the Export Territory are for Salzgitter's own account, regardless of whether Salzgitter is purchasing for its use or for resale. If we receive an unsolicited offer to purchase any products from a prospective customer in the Export Territory, we must notify Salzgitter of the terms and Salzgitter has a right of first refusal to effect the purchase. For sales in the Export Territory, Salzgitter is entitled to a sales commission in addition to any other applicable discounts or rebates.

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


ITEM 2.   PROPERTIES

NEW CORPORATE OFFICES

Our new corporate headquarters are located in our building at the junction of Interstate 69 and Indiana State Road 14 in Aboite Township on the southwest side of Fort Wayne at 6714 Pointe Inverness Way, Suite 200. We currently occupy approximately 10,000 square feet of a 50,000 square foot office building we constructed during 2000. The building is in a prime commercial real estate location and we are presently in the process of leasing the balance of office space to commercial tenants.

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

Other support facilities include a bag house and a water treatment system with buildings located at various places in the plant. The bag house captures the gasses from the melting operation and cleans them to comply with federal emission standards. The water treatment system cleans, cools and recirculates the water used by the plant in various processes.

We consider its manufacturing and operating facilities adequate for our needs for the foreseeable future.

IRON DYNAMICS FACILITY

Iron Dynamics' facility is located on approximately 26 acres, within the footprint of our Butler, Indiana mill site, that are leased from us under a long-term lease at nominal consideration. Within this area, Iron Dynamics has constructed approximately two miles of intra-site railroad tracks, approximately one mile of which is devoted to creating a loop track so that an entire unit train, consisting of engines and no less than eighty rail cars, can cost effectively service the site at one time.

There are five main buildings that comprise the Iron Dynamics facility. They are the coal plant, consisting of 6,500 square feet, the ore plant consisting of 30,000 square feet, the rotary hearth/submerged arc furnace building consisting of 75,000 square feet, and the utilities building which consists of 15,000 square feet. The rotary hearth furnace/submerged arc furnace building is served by a hot pan conveyance system.

ADDITIONAL LAND IN BUTLER, INDIANA

During 1999, we purchased additional unimproved farmland contiguous or in close proximity to our Butler mill. This additional land consists of approximately 108 acres.

WHITLEY COUNTY STRUCTURAL MILL

Our proposed Whitley County structural mill will be situated on a 470-acre tract of land in Whitley County, Indiana, 30 acres of which have been set aside for use as wetland mitigation for the project. The new site is immediately south of U.S. Highway 30 between County Road 700 East and County Road 800 East. The southern boundary of the site is a CSX Transportation railroad line with access rights allowed to the Norfolk Southern Corporation railway.

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

The rail manufacturing facility, when completed, will be added to the rolling mill building. We estimate that the additional facilities to house the rail manufacturing operation will consist of approximately 100,000 square feet. Additional buildings planned for the structural mill include an administration office building and an employee service building, all of which are in the process of being designed.

Although considerable site work has been done, we have not yet been able to commence construction work because of various administrative delays attendant to the issuance of a final air permit.

NEW MILLENNIUM BUILDING SYSTEMS FACILITY

The New Millennium Building Systems Facility, our co-owned enterprise with New Process Steel Company, is located on approximately 96 acres, in Butler, DeKalb County, Indiana. The production facilities consist of a 242,000 square foot manufacturing building. Office buildings on site consist of a general administrative and engineering building of approximately 17,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

We have been sued in a total of nine separate but related lawsuits, seeking aggregate compensatory damages of approximately $240 million, as well as punitive damages, in an unspecified amount, and treble damages in certain of the actions. The cases have been brought in either state or federal courts in California, New York, New Jersey, Minnesota, Connecticut and Illinois by various institutional investors which purchased certain high risk notes, or "junk bonds," issued in March 1998 by two affiliates of Nakornthai Strip Mill Public Company Limited, ("NSM") a Thailand owner and operator of a steel mini-mill project. Each of the lawsuits also names as defendants certain initial purchasing agents and others allegedly involved in the sale of the notes, including various entities currently or formerly affiliated with National Westminster Bank, as well as McDonald Investments Inc. In addition, our president, Keith E. Busse, has been named as a defendant in the New Jersey and Connecticut cases. Under our company's bylaws and pursuant to authorization of our board of directors, Mr. Busse may be entitled to be indemnified by us for any costs or expenses that he may incur, as well as in respect of any judgments that may be rendered against him in connection with this litigation, subject to applicable legal procedures required by the Securities and Exchange Commission for submission of any such indemnity claim, if asserted, to a court of appropriate jurisdiction for a determination of whether such indemnity claim is against public policy as expressed in the Securities Act of 1933.

The purchases were part of a U.S. $452 million financing marketed and sold to these and other institutional investors in a privately placed non-registered offering, pursuant to the SEC's Regulation D promulgated pursuant to the Securities Act of 1933, and then resold by NatWest Capital Markets Limited, McDonald & Company Securities, Inc., PaineWebber Incorporated and ECT Securities Corp. pursuant to SEC Rule 144A under the Act. Although we were engaged solely to license technology and provide post-offering technical and operational advice and consultation services to the NSM mini-mill project, and although we maintain that we were neither an issuer, guarantor, underwriter or seller with respect to the NSM notes, nor the drafter of any of the offering materials, we have nonetheless been sued on the basis of a variety of alleged state or federal statutory and common law fraud and related claims that posit that the plaintiffs were misled into purchasing and overpaying for the notes by reason of certain alleged misrepresentations or omissions in the offering materials, or at one or more of the "road shows" in connection with the offering. Mr. Busse attended some of the road shows.

We have denied any liability in connection with these cases, believe that we have meritorious legal and factual defenses and are vigorously defending ourselves in each such case. We also believe that we have meritorious claims against one or more of the other co-defendants for all or a substantial portion of the claims being asserted by the plaintiffs against us. In addition, we have provided notice of plaintiffs' claims to our directors' and officers' liability insurance carriers, and while they have not yet acknowledged coverage, we believe that coverage should be available as to at least some of these claims.

There can be no assurances, however, as to the ultimate outcome with respect to any or all of these lawsuits or that we will not be found jointly and severally liable for damages in one or all of these cases. In all cases, we filed initial motions to dismiss some or all of plaintiffs' claims, based solely upon the adequacy of the pleadings. While several of these motions are still pending, most were overruled. Extensive discovery has taken place in all cases and has now been substantially completed. Scheduling orders in all cases contemplate that potentially dispositive motions for summary judgment, in whole or in part, will be filed by all parties wishing to do so during 2001. It currently appears that, if not earlier disposed of or settled, the first of the trials may occur during the third quarter of 2001.

The nine pending lawsuits are: Farallon Capital Partners, LP, et al. v. Gleacher & Co., Inc., et al filed in the Superior Court of the State of California for the County of Los Angeles in August 1999 as Case No. BC 215260; Merrill Lynch Global Allocation Fund, Inc., et al. v. Natwest Finance, Inc., et al. filed in the Superior Court of New Jersey, Law Division - Middlesex County, in September 1999 as Case No. MID-L-8457-99; Turnberry Capital Partners, LP, et al. v. Natwest Finance, Inc. et al. filed in the Superior Court for the Judicial District of Fairfield at Bridgeport, Connecticut in September 1999 as Case No. CV-99-0367917-S; Zuri-Invest AG v. Nat West Finance, Inc., et al., filed in the United States District Court for the District of Minnesota, Fourth Division, in September 1999 as Civil File No. 99-CV-1452 DWF/AJB, and later transferred to the Southern District of New York; IDS Bond Fund, Inc., et al. v. Gleacher Natwest, Inc., et al., filed in the United States District Court for the District of Minnesota, Fourth Division, in January 1999 as Civil File No. 99-116 MJD/JGL; IDS Life Series Fund, Inc., et al. v. Gleacher NatWest Inc., et al., filed in the United States District Court for the District of Minnesota, Fourth Division in March 2001, as Civil File No. 01-384 DSD/JMM; Gabriel Capital, LP, et al. v. Natwest Finance, Inc., et al., filed in the United States District Court for the Southern District of New York in October 1999 as Cause No. 99-CV-10488 (SAS); Legg Mason Income Trust, Inc., et al. v. Gleacher & Co., Inc., et al., filed in the Superior Court of the State of California for the County of Los Angeles in October 1999 as Case No. BC 218294; and Kemper High Yield Series - Kemper High Yield Fund, et al. v. Gleacher Natwest, Inc., et al., filed in the Circuit Court of Cook County, Illinois in November 1999 as Cause No. 99L13363. The face value of the notes purchased by the plaintiffs in these cases totals approximately $297 million.

There is also a peripheral lawsuit pending in the Court of Common Pleas of Cuyahoga County (Cleveland) Ohio, in which John W. Schultes, the former president and chief executive officer of NSM, has sued us, McDonald Investments Inc., NSM McDonald

Partnership, KeyCorp Finance, Inc., Enron North America Corp, ECT Thailand Investments, Inc., and NSM Management Co. LLC for damages, alleging that we bear contractual responsibility for causing his termination of employment and that we slandered his reputation. We deny that we have any liability to Mr. Schultes in connection with this lawsuit.

In an unrelated matter, H&M Industrial Services, Inc. filed an action on January 24, 2001, against our subsidiary Iron Dynamics, Inc. in the Circuit Court of DeKalb County, Indiana, Cause No. 17C01-0101-CP-016, asking for damages of $1,645,899 arising out of work allegedly performed by H&M, for which they claim they have not been paid, in connection with the construction of Iron Dynamics' new ironmaking facility in Butler, Indiana. We have denied all liability to H&M for any amount and believe that we have adequate defenses to such claims, both factually and legally, under the governing construction contracts and documents.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Our common stock trades on The NASDAQ Stock Market under the symbol STLD. The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

   2000                                         High              Low
   ----                                        -------          -------
     First Quarter                             $19.000          $11.125
     Second Quarter                             12.938            8.250
     Third Quarter                              12.750            8.813
     Fourth Quarter                             12.000            8.438

   1999                                         High              Low
   ----                                        -------          -------
     First Quarter                             $17.125          $11.750
     Second Quarter                             21.250           14.750
     Third Quarter                              18.250           14.750
     Fourth Quarter                             18.000           12.438

As of March 23, 2001 we had 45,512,738 shares of common stock outstanding and held beneficially by approximately 12,500 stockholders. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 700) is not representative of the number of beneficial holders.

Effective June 1, 2000, the board of directors authorized the extension and continuation of the company's 1997 share repurchase program, allowing us to repurchase an additional 5%, or 2,344,000 shares, of our outstanding common stock, at a purchase price not to exceed $15 per share. At December 31, 2000, we had acquired 3,843,000 shares of our common stock in open market purchases at an average price per share of $12, of which 2,549,000 shares were purchased during 2000 at an average price per share of $11. No shares were repurchased during 1999 and 1,219,100 shares were purchased during 1998 at an average price per share of $15. As of December 31, 2000, approximately 957,000 shares remain available for us to repurchase under the June 2000 repurchase authorization.

We have never declared or paid cash dividends on our common stock. We anticipate all future earnings will be retained to finance the expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of our Board of Directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and plans for expansion. In addition, pursuant to our Amended as Restated Credit Agreement dated as of June 30, 1997, with Mellon Bank, N.A. and other participating banks, we may only pay dividends in an aggregate cumulative amount not exceeding cumulative net income for the period from January 1, 1997 through the then most recently completed fiscal quarter.

In addition, Iron Dynamics, Inc., our wholly-owned subsidiary, is restricted pursuant to its Amended Credit Agreement from declaring or making any dividends except in the event certain covenants are met, and then only in certain amounts.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our audited consolidated financial data as of and for each of the five years in the period ended December 31, 2000. You should read the following data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements appearing elsewhere in this Form 10-K.

You should read the following information in conjunction with the data in the table on the following page:

      -     Commercial grade steel production began January 2, 1996.

      - Our 1996 extraordinary loss of $7.3 million consisted of prepayment penalties and the write off of capitalized financing costs associated with prepayment of our then outstanding subordinated notes.

      - Our 1997 extraordinary loss of $7.6 million (net of tax benefit of $5.1 million) consisted of prepayment penalties and the write off of capitalized financing costs associated with the amendment of our credit facility, effective June 30, 1997.

      - Operating profit per ton represents operating income before start-up costs divided by net ton shipments. Beginning July 1, 2000, net ton shipments included shipments from our steel fabrication subsidiary, New Millennium Building Systems, LLC.

      - Hot band production refers to our total production of finished coiled product. Prime tons refer to hot bands produced, which meet or exceed quality standards for surface, shape and metallurgical properties.

      - Yield percentage refers to our Flat Roll Mill's tons of finished product divided by tons of raw materials.

      - Effective capacity utilization is the ratio of tons produced for the operational period to the operational period's capacity. For the data disclosed in the periods ended December 31, 1996 and 1997, we used an annual capacity of 1.4 million tons for this calculation. For the data disclosed in the periods ended December 31, 1998, 1999, and 2000, we used an annual capacity of 2.2 million tons.

                                                                     YEARS ENDED DECEMBER 31
                                                  ---------------------------------------------------------------
                                                    2000         1999         1998          1997          1996
                                                  ---------    ---------    ---------     ---------     ---------
                                                                 (IN THOUSANDS, EXCEPT OTHER DATA)
STATEMENT OF OPERATIONS DATA:
Net sales .....................................   $ 692,623    $ 618,821    $ 514,786     $ 420,132     $ 252,617
Cost of goods sold ............................     533,914      487,629      428,978       330,529       220,563
                                                  ---------    ---------    ---------     ---------     ---------
  Gross profit ................................     158,709      131,192       85,808        89,603        32,054
Selling, general and administrative expenses ..      53,306       42,441       20,637        24,449        13,838
                                                  ---------    ---------    ---------     ---------     ---------
  Income from operations ......................     105,403       88,751       65,171        65,154        18,216

Interest expense ..............................      20,199       22,178       17,538         7,697        22,684
Other (income) expense ........................         719        1,294       (4,993)       (1,914)       (1,909)
                                                  ---------    ---------    ---------     ---------     ---------
  Income (loss) before income taxes
    and extraordinary loss ....................      84,485       65,279       52,626        59,371        (2,559)
Income tax expense ............................      30,690       25,849       20,942         7,813            --
                                                  ---------    ---------    ---------     ---------     ---------
  Income (loss) before extraordinary loss .....      53,795       39,430       31,684        51,558        (2,559)
Extraordinary loss, net of tax ................          --           --           --        (7,624)       (7,271)
                                                  ---------    ---------    ---------     ---------     ---------
  Net Income (loss) ...........................   $  53,795    $  39,430    $  31,684     $  43,934     $  (9,830)
                                                  =========    =========    =========     =========     =========

BASIC EARNINGS PER SHARE:
Income (loss) before extraordinary loss .......   $    1.15    $    0.82    $    0.65     $    1.07     $   (0.07)
Extraordinary loss ............................          --           --           --         (0.16)        (0.21)
                                                  ---------    ---------    ---------     ---------     ---------
Net income (loss) .............................   $    1.15    $    0.82    $    0.65     $    0.91     $   (0.28)
                                                  =========    =========    =========     =========     =========

DILUTED EARNINGS PER SHARE:
Income (loss) before extraordinary loss .......   $    1.15    $    0.82    $    0.65     $    1.06     $   (0.07)
Extraordinary loss ............................          --           --           --         (0.16)        (0.21)
                                                  ---------    ---------    ---------     ---------     ---------
Net income (loss) .............................   $    1.15    $    0.82    $    0.65     $    0.90     $   (0.28)
                                                  =========    =========    =========     =========     =========

                                                                             DECEMBER 31
                                                    ---------------------------------------------------------------
                                                      2000         1999         1998          1997          1996
                                                    ---------    ---------    ---------     ---------     ---------
BALANCE SHEET DATA (IN THOUSANDS):
Cash and cash equivalents........................   $  10,184    $  16,615    $   5,243     $   8,618     $  57,460
Working capital..................................     165,915      155,226      162,117        58,774        95,873
Net property, plant and equipment................     807,322      742,787      665,872       491,859       339,263
Total assets.....................................   1,067,074      991,556      907,470       640,882       522,291
Long-term debt (including current maturities) ...     532,520      505,963      483,946       219,541       207,343
Stockholders' equity.............................     418,784      391,370      351,065       337,595       264,566


OTHER DATA:
Operating profit per net ton shipped.............   $      65    $      58    $      50     $      61      $     23
Shipments (net tons).............................   1,919,368    1,869,714    1,416,950     1,205,247       793,848
Hot band production (net tons)...................   2,031,025    1,938,234    1,425,699     1,181,983       814,561
Prime ton percentage - hot band..................        93.9         94.2         95.3          95.3          89.0
Yield percentage - hot band......................        87.7         87.8         87.7          89.0          87.4
Effective capacity utilization - hot band........        92.3         88.1         79.2          84.4          58.2
Man-hours per hot band net ton produced..........         .37          .41          .55           .56           .71
Shares outstanding at year end, net of
  shares held in treasury (000s) ................      45,505       47,971       47,864        49,056        47,803
Number of employees..............................         652          644          591           425           293

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statement as a result of these risks and uncertainties, including those set forth under "Forward Looking Statements" and under "Risk Factors That May Affect Future Operations" set forth in Item 1 of this Form 10-K. You should read the following discussion in conjunction with the foregoing qualifications as well as "Selected Financial Data" and our consolidated financial statements appearing elsewhere in this filing.

OVERVIEW

We operate a technologically advanced flat-rolled steel mini-mill in Butler, Indiana with an annual production capacity of 2.2 million tons. We manufacture and market a broad range of high quality flat-rolled carbon steel products. We sell hot rolled, cold rolled and coated steel products, including high strength low alloy and medium carbon steels. We sell these products directly to end-users and through steel service centers primarily in the Midwestern United States. Our products are used for various applications, including automotive, appliance, manufacturing, consumer durable goods, industrial machinery and various other applications.

In addition to our flat-rolled mini-mill, we continue to do design modification and completion work on a second facility operated by our subsidiary, Iron Dynamics, Inc (IDI). IDI involves the pioneering of a process to produce direct reduced iron, which we plan to convert into liquid pig iron, a high quality steel scrap substitute for use in our flat-roll facility. Certain of IDI's equipment and processes required design modifications that occurred throughout the second half of 2000. During March 2001, production testing has begun and we anticipate commercial production to commence during the second quarter of 2001.

We continue to await the conclusion of the administrative appeals process in connection with the issuance of a required permit that would enable us to commence construction on our planned structural and rail facility located in Whitley County, Indiana. Due to the delay within the permitting process, we anticipate the earliest operations of this facility to begin in the second quarter 2002. Upon completion, this facility will be utilized for the manufacture of structural steel beams, pilings and rails for the construction and railroad markets, providing us an opportunity for further product diversification and market penetration.

Our investment in New Millennium Building Systems (NMBS) also provides us the opportunity to access new markets by providing steel joists, trusses and girders and roof and floor decking products to the non-residential construction arena. NMBS began commercial production in July 2000, only seven months after the commencement of plant construction.

NET SALES

Our sales are a factor of net tons shipped, product mix and related pricing. Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales. We charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based on our cost of production. We also provide further value-added products from our cold mill. These products include hot rolled and cold rolled galvanized products, along with cold rolled products, allowing us to charge marginally higher prices compared to hot rolled products.

COST OF GOODS SOLD

Our cost of goods sold represents all direct and indirect costs associated with the manufacture of our flat- rolled mini-mill and NMBS products. The principal elements of these costs are:

    -  Alloys                                     -  Electricity
    -  Natural gas                                -  Oxygen
    -  Argon                                      -  Electrodes
    -  Steel scrap and scrap substitutes          -  Depreciation
    -  Direct and indirect labor and benefits

Steel scrap and scrap substitutes represent the most significant component of our cost of goods sold. Natural gas is also a significant raw material utilized at both our flat-rolled mini-mill and within IDI's steel scrap substitute process.

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

OTHER (INCOME) EXPENSE

Other income consists of interest income earned on our cash balance and any other non-operating income activity. Other expense consists of any non-operating costs, including permanent impairments of reported investments.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999 Net Sales. Our net sales were $692.6 million, with total shipments of 1.9 million net tons for the year ended December 31, 2000, as compared to net sales of $618.8 million, with total shipments of 1.9 million net tons for the year ended December 31, 1999, an increase in net sales of $73.8 million, or 12%. This increase was attributable to an increase of approximately $27, or 8% in our average price per ton, for the year ended December 31, 2000, as compared to the same period in 1999, which was the direct result of a shift in our product mix from hot band sales to higher-margin, value-added products, including pickle and oil, cold rolled and galvanized. Shipments of these higher-margin products increased 109,000 net tons, or 11%, with an average price per ton increase of $34, or 9%, for the year ended December 31, 2000, as compared to the same period in 1999. More specifically, shipments of our cold rolled products increased 81,000 net tons, or 47%, with an average price per ton increase of $43, or 11%, during the same periods.

Approximately 21% and 19% of our net sales for 2000 and 1999, respectively, were purchased by Heidtman Steel Products, Inc. (or affiliates) (Heidtman).

Cost of Goods Sold. Cost of goods sold was $533.9 million for the year ended December 31, 2000, as compared to $487.6 million for the year ended December 31, 1999, an increase of $46.3 million, or 9%. Steel scrap represented approximately 51% and 49% of our total cost of goods sold for the year ended December 31, 2000 and 1999, respectively. Our costs associated with steel scrap averaged $10 per ton more during 2000 than during 1999. We experienced a steady decline in scrap pricing during the second quarter of 2000 and throughout the remainder of the year. As a percentage of net sales, cost of goods sold represented approximately 77% and 78% for the years ended December 31, 2000 and 1999, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $53.3 million for the year ended December 31, 2000, as compared to $42.4 million for the year ended December 31, 1999, an increase of $10.9 million, or 26%. This increase was due in part to increased costs associated with our Nakornthai Strip Mill Public Company Ltd. (NSM) litigation efforts. As a result of significantly improved operating results during 2000, as compared to 1999, employee performance-based incentives also comprised a portion of the total selling, general and administrative expense increase. Start-up costs related to our structural mill project, NMBS project and IDI were $19.9 million for the year ended December 31, 2000, as compared to $19.0 million for the year ended December 31, 1999, an increase of $900,000, or 5%.

As a percentage of net sales, selling, general and administrative expenses represented approximately 8% and 7% for the years ended December 31, 2000 and 1999, respectively.

Interest Expense. Interest expense was $20.2 million for the year ended December 31, 2000, as compared to $22.2 million for the year ended December 31, 1999, a decrease of $2.0 million, or 9%. Gross interest expense increased 7% to $37.8 million and capitalized interest increased 33% to $17.6 million, for the year ended December 31, 2000, as compared to the same period in 1999.

Other (Income) Expense. For the year ended December 31, 2000, other income was $790,000, as compared to $818,000 for the year ended December 31, 1999.

Other expense was $1.5 million for the year ended December 31, 2000, of which $1.4 million represented the write-off of our remaining investment in NSM and was $2.1 million for the year ended December 31, 1999, of which $1.8 million represented the write-off of our entire cost-basis investment in Qualitech Steel Corporation (Qualitech).

Income Taxes. Our federal income tax provision was $29.6 million for the year ended December 31, 2000, as compared to $22.9 million for the same period in 1999. This federal tax provision reflects income tax expense at the statutory income tax rate. During 2000 our effective state tax rate was 3.5%, excluding a one-time state income tax benefit of $2.2 million, (2.3%) resulting from the reduction in our effective tax rate applied to our cumulative net deferred tax liability.

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

Approximately 19% and 21% of our net sales for 1999 and 1998, respectively, were purchased by Heidtman.

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

In March 1998, we entered into a ten-year Reciprocal License and Technology Sharing Agreement with NSM. This agreement provided NSM with the right to use our technology in exchange for shares and warrants of NSM valued at $15.5 million and reimbursement for our costs related to withholding taxes of approximately $3.0 million. We deferred the income related to these agreements to be recognized into income ratably over the ten-year term of the agreements. Concurrently, we entered into a ten-year Management Advisory and Technical Assistance Agreement to provide training and advice to a management company under contract with NSM to manage NSM's mill. We were to receive $2.0 million annually for this service. This fee was recorded as a reduction to selling, general and administrative costs to offset our out-of-pocket expense incurred in performing these services. Effective December 31, 1998, we terminated our agreements with NSM, resulting in our recognition of the associated deferred revenue. At the same time, we recorded an impairment loss due to a decrease in the value of our NSM stock at December 31, 1998. The net effect of these transactions was immaterial to our results of operations during 1998. Our relationship with NSM also accounted for a $5.2 million nonrecurring reduction of 1998 selling, general and administrative expenses.

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

Other (Income) Expense. For the year ended December 31, 1999, other income was $818,000, as compared to $5.0 million for the year ended December 31, 1998, a decrease of $4.2 million, or 84%. This decrease represented 1998 non-recurring fees received by us in connection with NSM. We terminated our agreements with NSM in December 1998.

For the year ended December 31, 1999, other expense was $2.1 million, of which $1.8 million represented the write off of our cost-basis investment in Qualitech.

Income Taxes. Our income tax provision was $25.8 million for the year ended December 31, 1999, as compared to $20.9 million for the year ended December 31, 1998. This tax provision reflects income tax expense at the statutory income tax rate.

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

Cash Flows. For the year ended December 31, 2000, cash provided by operating activities was $102.8 million, as compared to $114.8 million for the year ended December 31, 1999, a decrease of $12.0 million. A significant portion of this decrease was the result of a reduction in our trade payables at the end of 2000. Cash used in investing activities was $109.4 million, of which $110.4 million represented capital investments, for the year ended December 31, 2000, as compared to $126.3 million, of which $126.7 million represented capital investments, for the year ended December 31, 1999. Approximately 51% of our capital investment costs incurred during 2000 were utilized in site preparation and other pre-construction activities for the structural mill. Cash provided by financing activities was $176,000 for the year ended December 31, 2000, as compared to $22.9 million for the year ended December 31, 1999. This decrease in funds provided by financing activities was the direct result of our utilization of increased cash from operations in relation to our additional borrowings.

For the year ended December 31, 2000, we received benefits from state and local governments in the form of real estate and personal property tax abatements resulting in a net income effect of approximately $5.1 million. Based on our current abatements, we estimate the remaining annual effect on future operations, net of income tax, to be approximately $4.6 million, $4.1 million, $3.4 million, $2.8 million, $2.2 million, $1.3 million, $942,000, $468,000 and
$201,000, for the years ended December 31, 2001 through 2009, respectively.

Liquidity. We believe the principal indicators of our liquidity are cash position, remaining availability within our bank credit facilities and excess working capital. During 2000, our cash position decreased $6.4 million to $10.2 million and our working capital position increased $10.7 million to $165.9 million. We have $582.3 million available under various bank credit facilities, of which $480.1 million, or 82% was drawn at December 31, 2000, resulting in a remaining availability of $102.2 million.

We believe the liquidity of our existing cash and cash equivalents, cash from operating activities and our available credit facilities will provide sufficient funding for our working capital and capital expenditure requirements during 2001. However, we may, if we believe circumstances warrant, increase our liquidity through the issuance of additional equity or debt to finance growth or take advantage of other business opportunities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. (See Note 1 in the Notes to the Consolidated Financial Statements for further discussion).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table represents the principal cash repayments and related weighted average interest rates by maturity date for our long-term debt as of December 31, 2000 (in millions):

                                                     INTEREST RATE RISK
                                      --------------------------------------------------
                                           FIXED RATE                  VARIABLE RATE
                                      ----------------------      ----------------------
                                                     AVERAGE                     AVERAGE
Expected Maturity Date:               PRINCIPAL       RATE        PRINCIPAL       RATE
                                      ---------      -------      ---------      -------
   2001..........................     $     2.8        8.0%       $    14.2        7.4%
   2002..........................           3.4        8.0             60.5        7.4
   2003..........................           3.6        8.1            110.5        7.4
   2004..........................           4.0        8.2            263.2        7.4
   2005..........................           4.3        8.2             29.6        7.4
   Thereafter....................          34.3        8.2              2.1        7.4
                                      ---------                   ---------
Total............................     $    52.4                   $   480.1
                                      =========                   =========

Fair Value.......................     $    52.4                   $   480.1
                                      =========                   =========

We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is currently recognized in the consolidated statements of operations as a component of interest expense.

At December 31, 2000, we had an interest rate swap agreement with a notional amount of $100.0 million. We agreed to make fixed rate payments at 6.920%, for which we will receive LIBOR payments. The maturity date of the interest rate swap agreement is January 10, 2005. The fair value of the interest rate swap agreement was estimated to be a liability of $4.0 million, which represents the amount we would have to pay to exit this agreement at December 31, 2000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
Independent Auditors' Reports ...............................................   43

Consolidated Balance Sheets as of December 31, 2000 and 1999 ................   45

Consolidated Statements of Income for each of the three years in the
   period ended December 31, 2000 ...........................................   46

Consolidated Statements of Stockholders' Equity for each of the three
   years in the period ended December 31, 2000 ..............................   47

Consolidated Statements of Cash Flows for each of the three years in
   the period ended December 31, 2000 .......................................   48

Notes to Consolidated Financial Statements ..................................   49

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Steel Dynamics, Inc.


We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



/S/ Ernst & Young LLP
Fort Wayne, Indiana
January 26, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Steel Dynamics, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Steel Dynamics, Inc. (the "Company") for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Steel Dynamics, Inc. for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.



/S/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 1, 1999

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            DECEMBER 31
                                                                   ----------------------------
                                                                      2000             1999
                                                                   -----------      -----------
                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...................................   $    10,184      $    16,615
   Accounts receivable, net of allowance for doubtful
      accounts of $1,611 and $1,319 as of December 31,
      2000 and 1999,respectively ...............................        82,838           74,642
   Accounts receivable-related parties .........................        20,148           12,007
   Inventories .................................................       106,745          106,742
   Deferred income taxes .......................................        12,854           10,987
   Other current assets ........................................         9,844            4,808
                                                                   -----------      -----------
         Total current assets ..................................       242,613          225,801

PROPERTY, PLANT, AND EQUIPMENT, NET ............................       807,322          742,787

RESTRICTED CASH ................................................         3,465            6,696

OTHER ASSETS ...................................................        13,674           16,272
                                                                   -----------      -----------

         TOTAL ASSETS ..........................................   $ 1,067,074      $   991,556
                                                                   ===========      ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ............................................   $    18,874      $    19,622
   Accounts payable-related parties ............................         9,114           18,014
   Accrued interest ............................................         5,364            4,941
   Other accrued expenses ......................................        26,302           20,077
   Current maturities of long-term debt ........................        17,044            7,921
                                                                   -----------      -----------
         Total current liabilities .............................        76,698           70,575

LONG-TERM DEBT, less current maturities ........................       515,476          498,042

DEFERRED INCOME TAXES ..........................................        52,027           29,774

MINORITY INTEREST ..............................................         4,089            1,795

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Class A common stock voting, $.01 par value;
      100,000,000 shares authorized; 49,347,626 and
      49,265,078 shares issued; and 45,504,626 and
      47,970,978 shares outstanding as of December
      31, 2000 and 1999, respectively ..........................           493              493
   Treasury stock, at cost; 3,843,000 and 1,294,100
      shares as of December 31, 2000 and 1999,
      respectively .............................................       (46,526)         (19,650)
   Additional paid-in capital ..................................       335,732          335,237
   Retained earnings ...........................................       129,085           75,290
                                                                   -----------      -----------
         Total stockholders' equity ............................       418,784          391,370
                                                                   -----------      -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $ 1,067,074      $   991,556
                                                                   ===========      ===========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   YEAR ENDED DECEMBER 31
                                                            -------------------------------------
                                                              2000          1999          1998
                                                            ---------     ---------     ---------
Net sales:
   Unrelated parties ...................................    $ 549,851     $ 498,723     $ 374,329
   Related parties .....................................      142,772       120,098       140,457
                                                            ---------     ---------     ---------
  Total net sales ......................................      692,623       618,821       514,786
Cost of goods sold .....................................      533,914       487,629       428,978
                                                            ---------     ---------     ---------

  Gross profit .........................................      158,709       131,192        85,808
Selling, general and administrative expenses ...........       53,306        42,441        20,637
                                                            ---------     ---------     ---------
  Operating income .....................................      105,403        88,751        65,171

Interest expense .......................................       20,199        22,178        17,538
Other (income) expense .................................          719         1,294        (4,993)
                                                            ---------     ---------     ---------
  Income before income taxes ...........................       84,485        65,279        52,626
Income tax expense .....................................       30,690        25,849        20,942
                                                            ---------     ---------     ---------
  Net income ...........................................    $  53,795     $  39,430     $  31,684
                                                            =========     =========     =========

BASIC EARNINGS PER SHARE:
Net income .............................................    $    1.15     $    0.82     $    0.65
                                                            =========     =========     =========
Weighted average common shares outstanding .............       46,822        47,914        48,462
                                                            =========     =========     =========

DILUTED EARNINGS PER SHARE:
Net income .............................................    $    1.15     $    0.82     $    0.65
                                                            =========     =========     =========
Weighted average common shares and
   share equivalents outstanding .......................       46,974        48,153        48,868
                                                            =========     =========     =========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           ADDITIONAL
                                                               COMMON        PAID-IN      RETAINED      TREASURY
                                                SHARES          STOCK        CAPITAL      EARNINGS        STOCK          TOTAL
                                               ---------      ---------     ---------     ---------     ---------      ---------
BALANCES AT JANUARY 1, 1998                       49,056      $     491     $ 334,164     $   4,176     $  (1,236)     $ 337,595

Exercise of stock options, including
 related tax effect                                   27              1           199            --            --            200
Purchase of treasury stock                        (1,219)            --            --            --       (18,414)       (18,414)
Net income                                            --             --            --        31,684            --         31,684
                                               ---------      ---------     ---------     ---------     ---------      ---------

BALANCES AT DECEMBER 31, 1998                     47,864            492       334,363        35,860       (19,650)       351,065

Exercise of stock options, including
 related tax effect                                  107              1           874            --            --            875
Net income                                            --             --            --        39,430            --         39,430
                                               ---------      ---------     ---------     ---------     ---------      ---------

BALANCES AT DECEMBER 31, 1999                     47,971            493       335,237        75,290       (19,650)       391,370

Exercise of stock options, including
 related tax effect                                   83             --           495            --            --            495
Purchase of treasury stock                        (2,549)            --            --            --       (26,876)       (26,876)
Net income                                            --             --            --        53,795            --         53,795
                                               ---------      ---------     ---------     ---------     ---------      ---------

BALANCES AT DECEMBER 31, 2000                     45,505      $     493     $ 335,732     $ 129,085     $ (46,526)     $ 418,784
                                               =========      =========     =========     =========     ==========     =========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31
                                                                                ---------------------------------------
                                                                                  2000           1999            1998
                                                                                ---------      ---------      ---------
OPERATING ACTIVITIES:
   Net income ...............................................................   $  53,795      $  39,430      $  31,684
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization ........................................      45,443         39,269         30,675
       Loss on disposal of property, plant and equipment ....................         155            115             --
       Deferred income taxes ................................................      20,386         15,125          9,989
       Minority interest ....................................................       2,294          1,795             --
       Changes in certain assets and liabilities:
         Accounts receivable ................................................     (16,337)       (20,694)       (21,280)
         Inventories ........................................................          (3)        19,964        (66,543)
         Other assets .......................................................          59         10,816        (18,863)
         Accounts payable ...................................................      (9,648)         3,194        (20,258)
         Accrued expenses ...................................................       6,648          5,797          3,536
                                                                                ---------      ---------      ---------
            Net cash provided by (used in) operating activities .............     102,792        114,811        (51,060)
                                                                                ---------      ---------      ---------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ...............................    (110,379)      (126,673)      (194,131)
   Proceeds from sale of property, plant and equipment ......................         980            374             --
   Other ....................................................................          --             --         (2,836)
                                                                                ---------      ---------      ---------

            Net cash used in investing activities ...........................    (109,399)      (126,299)      (196,967)
                                                                                ---------      ---------      ---------

FINANCING ACTIVITIES:
   Issuance of long-term debt ...............................................      68,917         40,042        270,045
   Repayments of long-term debt .............................................     (42,360)       (18,025)        (5,721)
   Purchase of treasury stock ...............................................     (26,876)            --        (18,414)
   Issuance of common stock (net of expenses) and proceeds
     and tax benefits from exercise of stock options ........................         495            875            200
   Debt issuance costs ......................................................          --            (32)        (1,458)
                                                                                ---------      ---------      ---------
            Net cash provided by financing activities .......................         176         22,860        244,652
                                                                                ---------      ---------      ---------


Increase (decrease) in cash and cash equivalents ............................      (6,431)        11,372         (3,375)
Cash and cash equivalents at beginning of year ..............................      16,615          5,243          8,618
                                                                                ---------      ---------      ---------
Cash and cash equivalents at end of year ....................................   $  10,184      $  16,615      $   5,243
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

Steel Operations. The company's core business operates a technologically advanced flat rolled steel mini-mill in Butler, Indiana with an annual production capacity of 2.2 million tons of high quality flat rolled carbon steel products, including hot rolled, galvanized and cold rolled products. The company distributes these products directly to end-users and through steel service centers located primarily in the Midwestern United States. In addition to the Butler facility, the company is awaiting the conclusion of the administrative appeals process in connection with the issuance of a required permit to commence construction of a structural and rail mill in Whitley County, Indiana. The company plans to manufacture structural steel beams, pilings and rails for the construction and railroad markets in this facility.

Steel Scrap Substitute and Other Operations. The company's wholly owned subsidiary, Iron Dynamics, Inc. (IDI), involves the pioneering of a process to produce direct reduced iron, which is then converted into liquid pig iron. Liquid pig iron is a high quality steel scrap substitute used in the company's flat rolled steel mini-mill. During 1999, it was determined that IDI would require certain design and equipment modifications to attain its fully intended operating functionality. These modifications occurred during the second half of 2000 with completion and start-up expected in the first quarter of 2001. Other steel processing services related to the production of steel joists, trusses, girders, and roof and floor decking are operated through the company's consolidated subsidiary, New Millennium Building Systems, LLC (NMBS). NMBS began commercial production in July 2000.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of SDI, together with its subsidiaries after elimination of the significant intercompany accounts and transactions. Minority interest represents the minority shareholders' proportionate share in the equity or income of NMBS.

Use of Estimates. The financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto. Actual results could differ from these estimates.

Revenue Recognition. The company generally recognizes revenues from sales and the allowance for estimated costs associated with returns from these sales when the product is shipped. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", provides guidance in applying generally accepted accounting principles to certain revenue recognition issues and was required to be adopted in the quarter ended December 31, 2000. The company believes that its revenue recognition policies and related disclosure practices comply with the guidance set out in SAB 101.

Freight Costs. The company reflects freight costs associated with shipping its products to customers as a component of cost of goods sold.

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

Inventories. Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following at December 31 (in thousands):

                                                          2000         1999
                                                        ---------    ---------
      Raw materials..................................   $  39,302    $  46,171
      Supplies.......................................      41,770       39,981
      Work in progress...............................       7,916        3,754
      Finished goods.................................      17,757       16,836
                                                        ---------    ---------
                                                        $ 106,745    $ 106,742
                                                        =========    =========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment. Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress and is reduced by proceeds received from state and local government grants and other capital cost reimbursements. Depreciation is provided utilizing the units-of-production method for manufacturing plant and equipment and the straight-line method for non-manufacturing equipment. The estimated useful lives of assets range from 5 to 30 years. Repairs and maintenance are expensed as incurred. In accordance with the methodology described in Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

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

Earnings Per Share. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between the company's basic and diluted earnings per share is solely attributable to stock options. For the years ended December 31, 2000, 1999 and 1998, options to purchase 1,631,000, 767,000 and 669,000 shares, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

New Accounting Pronouncements. SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. Changes in the fair value of derivatives that are designated as hedges, depending on the nature of the hedge, are recognized as either an offset against the change in fair value of the hedged balance sheet item through earnings or as other comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In the normal course of business, the company has limited involvement with derivative financial instruments in an effort to manage the company's exposure to fluctuations in interest and foreign exchange rates. The company employs an interest rate swap agreement and a foreign currency exchange contract. Currently, the cost associated with the interest rate swap agreement is recognized as interest expense over the term of the hedged obligation. Realized gains and losses from the foreign currency contract, incurred for the purchase of equipment denominated in a foreign currency, are recorded in results from operations. Upon adoption of SFAS No. 133, the company will designate and assign the financial instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished or the anticipated transaction being hedged is no longer expected to occur, the company will recognize the gain or loss on the designated hedged financial instrument. The company will classify its derivative financial instruments as held or issued for purposes other than trading. The company's results of operations and financial position will reflect the impact of SFAS No. 133 commencing January 1, 2001, as a one-time after-tax cumulative effect of an accounting change of approximately $2.5 million as a reduction in other comprehensive income.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

The company's property, plant and equipment at December 31 consisted of the following (in thousands):

                                                                2000          1999
                                                             ----------    ----------
      Land and improvements..............................    $   24,102    $   23,170
      Buildings and improvements.........................        80,809        70,219
      Plant, machinery and equipment.....................       644,685       617,618
      Construction in progress...........................       211,078       140,422
                                                             ----------    ----------
                                                                960,674       851,429
      Less accumulated depreciation......................       153,352       108,642
                                                             ----------    ----------
          Property, plant, and equipment, net............    $  807,322    $  742,787
                                                             ==========    ==========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. DEBT

The company's borrowings at December 31 consisted of the following (in thousands):

                                                               2000         1999
                                                             --------     --------
SDI senior secured notes payable ........................    $400,000     $386,890
IDI senior secured notes payable ........................      60,250       63,000
NMBS senior secured notes payable .......................      19,898           --
Municipal bond ..........................................      17,600       18,600
Revenue bond ............................................      10,000       10,000
Electric utility, transmission facility and other
  equipment obligation loans ............................      24,772       27,473
                                                             --------     --------
     Total debt .........................................     532,520      505,963
Less current maturities .................................      17,044        7,921
                                                             --------     --------
     Long-term debt .....................................    $515,476     $498,042
                                                             ========     ========

SDI Senior Secured Financing. The company has two bank credit agreements (SDI bank credit facility) totaling $500.0 million with a syndicate of financial institutions and certain other lenders. The SDI bank credit facility is comprised of:

      - a $250.0 million five-year revolving facility (subject to a borrowing base), which will mature on June 30, 2003, subject to the company's option to extend this maturity date to June 30, 2004, dependent upon certain leverage ratio restrictions.

      - two $100.0 million five-year term loan facilities, each payable in eight equal quarterly installments beginning September 30, 2002, with the final installments due June 30, 2004.

      - a $50.0 million two and one-half-year term loan facility, which commenced June 2000, and unless due and payable earlier based on certain requirements within the agreement, is due in full on the final maturity date of January 31, 2003.

Borrowings under the SDI bank credit facility bear interest at floating rates. The weighted average interest rate was 7.4% and 7.0% for the years ended December 31, 2000 and 1999, respectively. The company entered into an interest rate swap agreement with a notional amount of $100.0 million pursuant to which the company has agreed to make fixed rate payments at an agreed upon rate on the tenth day of each January, April, July and October and will receive LIBOR payments. The company's fixed rate was 6.935% for the year ended December 31, 1999 through December 29, 2000, at which time the interest rate swap agreement was amended and the fixed rate was changed to 6.920%. The maturity date of the interest rate swap agreement is January 10, 2005. The SDI bank credit facility is secured by liens on substantially all of the company's assets (other than those permitted to be excluded in order to secure the financing for IDI and
NMBS).

IDI Senior Secured Financing. IDI has a $62.3 million bank credit facility with a syndicate of financial institutions and certain other lenders. This $62.3 million facility, as last amended in the "Seventh Amendment to Credit Agreement" is comprised of:

- a $52.3 million eight-year term loan facility, which is payable in semi-annual installments beginning November 30, 2000, with the final installment due November 30, 2005.

- a $10.0 million three-year revolving facility (subject to a borrowing base), which matures on May 31, 2001, at which time IDI, subject to meeting certain requirements, may convert the revolving credit facility to a term loan, payable in 19 equal quarterly installments, with the final installment due November 30, 2005.

Borrowings under the IDI $62.3 million credit facility bear interest at floating rates. The weighted average interest rate was 8.6% and 7.3% for the years ended December 31, 2000 and 1999, respectively. The IDI bank credit agreement is secured by liens on substantially all of IDI's assets and is further supported by an off-take agreement with SDI for all of IDI's direct reduced iron production, which expires June 30, 2007.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NMBS Senior Secured Financing. NMBS entered into a $20.0 million bank credit facility with Bank of America, N.A. on April 24, 2000. This facility is comprised of:

- a $15.0 million five-year term loan facility (subject to a borrowing base), payable in sixteen quarterly installments of $562,500 beginning March 31, 2001, with a final balloon installment due March 31, 2005.

- a $5.0 million five-year revolving facility (subject to a borrowing base), which matures March 31, 2005.

Borrowings under the NMBS credit agreement bear interest at floating rates. The weighted average interest rate was 9.42% for the year ended December 31, 2000. The NMBS bank credit agreement is secured by liens on substantially all of NMBS's assets.

State Government Municipal Bond Issues. In May 1995, the company entered into a bond purchase agreement with the Indiana Development Finance Authority, under which was issued $21.4 million of bonds to finance, among other things, the construction and equipment for certain sewage works, improvements, waste and water system improvements and other related facilities located at the Butler, Indiana mini-mill. The bonds bear interest at 8.01%, with payments of principal and interest due monthly through final maturity in August 2015. Approximately $3.0 million, as of December 31, 2000 and 1999, of the bond proceeds is held by the bond trustee in a debt service reserve fund and is recorded as restricted cash. At December 31, 2000 and 1999, a $22.0 million stand-by letter of credit relating to the municipal bonds was outstanding.

In November 1998, the company received $10.0 million from Whitley County, Indiana representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities located at the planned Whitley County, Indiana structural and rail mill. The bonds bear interest at 7.25%, with interest payable semi-annually and principal payments commencing November 2003 through final maturity in November 2018. At December 31, 2000 and 1999, respectively, approximately $422,000 and $3.7 million of the bond proceeds are held by the bond trustee in a debt service reserve fund and is recorded as restricted cash.

Electric Utility Development Loan. In June 1994, the company entered into a loan agreement with Indiana Michigan Power Company for approximately $13.0 million to finance the company's portion of the cost to construct a substation at the Butler, Indiana facility. The loan bears interest at 8.0%, with equal monthly principal and interest payments required in amounts sufficient to amortize the substation facility loan over a period of 15 years. The outstanding principal balance on the substation facility loan was $10.9 million and $11.6 million, as of December 31, 2000 and 1999, respectively.

In addition, the company entered into another loan agreement with Indiana Michigan Power Company for approximately $7.8 million to finance the company's portion of the cost to construct a transmission line and certain related facilities. The loan bears interest at 8.0%, with equal monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years. The outstanding principal balance on the transmission facility loan was $6.8 million and $7.1 million as of December 31, 2000 and 1999, respectively.

During 1998, IDI entered into an agreement with American Electric Power Financial Services to provide a $6.5 million eight-year loan. This electric utility loan is secured by on-site power distribution and related equipment. The related interest rate is tied to 90-day commercial paper rates with an option to establish a fixed interest rate based on an average of the interest rates applicable to one, three and five year U.S. Treasuries. The weighted average interest rate was 7.9% and 7.8% for the years ended December 31, 2000 and 1999, respectively. The outstanding principal balance on the on-site power distribution facility was $5.5 million and $6.2 million as of December 31, 2000 and 1999, respectively.

The above credit agreements contain customary representations and warranties and affirmative and negative covenants, including, among others, covenants relating to financial and compliance reporting, capital expenditures, restricted dividend payments, maintenance of certain financial ratios, incurrence of liens, sale or disposition of assets and incurrence of other debt.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of outstanding debt as of December 31, 2000 are as follows (in thousands):

                                                 AMOUNT
                                                --------
            2001..........................      $ 17,044
            2002..........................        63,860
            2003..........................       114,126
            2004..........................       267,158
            2005..........................        33,945
            Thereafter....................        36,387
                                                --------
                                                $532,520
                                                ========

The company capitalizes interest on construction-in-progress assets. For the years ended December 31, 2000, 1999 and 1998, total interest costs incurred were $37.8 million, $35.4 million and $23.4 million, respectively, of which $17.6 million, $13.2 million and $7.0 million, respectively, were capitalized. Cash paid for interest was $37.3 million, $33.7 million and $24.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 4. INCOME TAXES

The company files a consolidated federal income tax return. Cash paid for taxes was $17.9 million, $12.6 million and $17.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Included in cash paid for taxes for the year ended December 31, 1998 was a $3.0 million foreign withholding tax payment, which was substantially utilized as an alternative minimum tax foreign tax credit on the company's federal income tax return for 1998. The current and deferred federal and state income tax expense for the years ended December 31 are as follows (in thousands):

                                                     2000        1999        1998
                                                   --------    --------    --------
      Current income tax provision .............   $ 10,086    $ 12,201    $ 10,912
      Deferred income tax provision ............     20,604      13,648      10,030
                                                   --------    --------    --------
      Total income tax provision ...............   $ 30,690    $ 25,849    $ 20,942
                                                   ========    ========    ========

A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

                                                                   2000        1999        1998
                                                                  ------      ------      ------
Statutory federal tax rate ....................................     35.0%       35.0%       35.0%
   State income taxes, net of federal benefit .................      3.5         4.5         4.2
   Other permanent differences ................................      0.1         0.1         0.6
   Benefit of rate decrease on cumulative deferred taxes ......     (2.3)         --          --
                                                                  ------      ------      ------
Effective tax rate ............................................     36.3%       39.6%       39.8%
                                                                  ======      ======      ======

Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                                                  2000           1999
                                                                                ---------      ---------
      DEFERRED TAX ASSETS:
         Net operating loss, capital loss, and credit carryforwards .........   $  13,925      $  13,075
         Alternative minimum tax carryforwards ..............................      35,547         26,925
         Capitalized start-up costs .........................................      16,764         17,516
         Tax assets expensed for books ......................................      12,499         11,824
         Investment valuation differences ...................................          --          1,525
         Accrued expenses ...................................................       1,530          1,136
                                                                                ---------      ---------
      Total deferred tax assets .............................................      80,265         72,001
                                                                                ---------      ---------
      DEFERRED TAX LIABILITIES:
         Depreciable assets .................................................    (111,330)       (88,567)
         Amortization of fees ...............................................      (3,001)        (1,934)
         Capitalized Interest ...............................................      (5,041)            --
         Other ..............................................................         (66)          (287)
                                                                                ---------      ---------
      Total deferred tax liabilities ........................................    (119,438)       (90,788)
                                                                                ---------      ---------

         Net deferred tax liability .........................................   $ (39,173)     $ (18,787)
                                                                                =========      =========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets and liabilities reflect the net tax effects of temporary differences that are derived from the cumulative taxable or deductible amounts recorded in the consolidated financial statements in years different from that of the income tax returns. As of December 31,2000, the company had available net operating loss carryforwards of approximately $20.0 million for federal income tax purposes, which expire in 2014. As of December 31,2000, the company had available foreign tax credit carryforwards of approximately $3.0 million for federal income tax purposes, which expire in 2003. Also, as of December 31,2000, the company had available capital loss carryfowards of approximately $5.2 million for federal and state income tax purposes, which expire in 2005.

NOTE 5. COMMON STOCK

Effective June 1, 2000, the board of directors authorized the extension and continuation of the company's 1997 share repurchase program, allowing the company to repurchase an additional 5%, or 2,344,000 shares, of its outstanding common stock, at a purchase price not to exceed $15 per share. At December 31, 2000, the company had acquired 3,843,000 shares of the company's common stock in open market purchases at an average price per share of $12, of which 2,549,000 shares were purchased during 2000 at an average price per share of $11, none were repurchased during 1999, and 1,219,100 shares were purchased during 1998 at an average price per share of $15. As of December 31, 2000, approximately 957,000 shares remain available for the company to repurchase under the June 2000 repurchase program.

NOTE 6. INCENTIVE STOCK OPTION AND OTHER PLANS

1994 and 1996 Incentive Stock Option Plans. The company has reserved 2,505,765 shares of common stock for issuance upon exercise of options or grants under the 1994 Incentive Stock Option Plan (1994 Plan) and the 1996 Incentive Stock Option Plan (1996 Plan). The 1994 Plan was adopted for certain key employees who are responsible for management of the company. Options granted under the 1994 Plan vest two-thirds six months after the date of grant and one-third five years after the date of grant, with a maximum term of ten years. All of the company's employees are eligible for the 1996 Plan, with the options vesting 100% six months after the date of grant, with a maximum term of five years. Both plans grant options to purchase the company's common stock at an exercise price of at least 100% of fair market value on the date of grant.

Non-Employee Director Stock Option Plan (Director Plan). The company has reserved 100,000 shares of common stock for issuance upon exercise of options or grants under the Director Plan. The Director Plan was adopted in May 2000, for members of the company's board of directors who are not employees or officers of the company. Options granted under the Director Plan vest 100% six months after the date of grant, with a maximum term of five years. The plan grants options to purchase the company's common stock at an exercise price of at least 100% of fair market value on the date of grant.

The company's combined stock option activity for the 1994 Plan, the 1996 Plan and the Director Plan is as follows:

                                                                     WEIGHTED AVERAGE
                                                        OPTIONS       EXERCISE PRICE
                                                       ---------     ----------------
Balance outstanding at January 1, 1998 ............    1,156,227        $   12.44
   Granted ........................................      405,556            16.71
   Exercised ......................................      (27,006)            5.54
   Forfeited ......................................      (17,294)           15.73

Balance outstanding at December 31, 1998 ..........    1,517,483            13.66
   Granted ........................................      426,258            15.51
   Exercised ......................................     (106,799)            5.32
   Forfeited ......................................      (97,060)           18.77

Balance outstanding at December 31, 1999 ..........    1,739,882            14.34
   Granted ........................................      753,072             9.96
   Exercised ......................................      (82,748)            4.10
   Forfeited ......................................      (93,616)           19.27

Balance outstanding at December 31, 2000 ..........    2,316,590        $   13.17

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain information concerning the company's outstanding options as of December 31, 2000:

                                   WEIGHTED AVERAGE
                                       REMAINING
     RANGE OF       OUTSTANDING    CONTRACTUAL LIFE    WEIGHTED AVERAGE    EXERCISABLE    WEIGHTED AVERAGE
  EXERCISE PRICE      OPTIONS           (YEARS)         EXERCISE PRICE       OPTIONS       EXERCISE PRICE
  --------------    -----------    ----------------    ----------------    -----------    ----------------
     $3 to $10       1,043,515            4.5               $ 8.12           674,091           $ 6.79
    $10 to $15         465,219            3.7                13.29           437,728            13.46
    $15 to $20         475,840            3.5                18.04           431,447            17.97
    $20 to $30         332,016            4.1                21.88           283,129            21.62

The company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. Under APB No. 25, no compensation expense is recognized for the plans because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant. However, SFAS No. 123, "Accounting for Stock-Based Compensation", requires presentation of pro forma information as if the company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the company's net income and earnings per share would have been as follows (in thousands, except per share data):

                                                       2000       1999       1998
                                                     --------   --------   --------
      Net income:
         As reported............................     $ 53,795   $ 39,430   $ 31,684
         Pro forma..............................       51,694     37,712     29,391

      Diluted earnings per share:
        As reported.............................     $   1.15   $    .82   $    .65
        Pro forma...............................         1.10        .78        .60

The estimated weighted average fair value of the individual options granted during 2000, 1999 and 1998 was $4.19, $6.97, and $6.93, respectively, on the date of grant. The fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions: no-dividend-yield, risk-free interest rates from 5.5% to 7.1%, expected volatility from 30% to 62% and expected lives from one and one-half to eight years.

Officer and Manager Cash and Stock Bonus Plan. Officers and managers of the company are eligible to receive cash bonuses based on predetermined formulas designated in the Officer and Manager Cash and Stock Bonus Plan. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company. Any common stock issued pursuant to this plan vests one-third in January of each of the three years following the year of award. A total of 450,000 shares have been reserved under this plan. As of December 31, 2000, approximately 82,000 shares are committed for issuance related to the year 2000 award.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The company has executed a raw material supply contract with OmniSource Corporation (OmniSource) for the purchase of steel scrap resources (see Note 8). Under the terms of the contract, OmniSource will locate and secure, at the lowest then-available market price, steel scrap for the company in grades and quantities sufficient for the company to meet substantially all of its production requirements. The initial term of the contract is through October 2001. The company retains the right to acquire scrap from other sources if certain business conditions are present. The company purchases its electricity pursuant to a contract, which extends through 2005. Under the contract the company is subject to a monthly minimum charge. At December 31, 2000, the company's fixed and determinable purchase obligations for electricity are $7.5 million annually through 2005.

The company has executed finished goods off-take contracts with Heidtman Steel Products (Heidtman) and Preussag AG (Preussag) (see Note 8). Under the terms of the contracts, the company retains the right to sell its hot rolled coils in the open market; however, the company is required to sell, and Heidtman and Preussag are required to purchase, a minimum of 30,000 and 12,000 tons, respectively, each month at the then-current market price the company is charging for similar products. The company is required to provide Heidtman and Preussag with a volume discount for all tons purchased each month in which Heidtman and Preussag purchase the minimum tons from the company. The initial term of the contracts for Heidtman and Preussag are through December 2001.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company has outstanding construction-related commitments of $55.2 million at December 31, 2000, related to the Structural Mill Project.

During March 1998, the company entered into a ten-year Reciprocal License and Technology Sharing Agreement (the License Agreement) with Nakornthai Strip Mill Public Co. Limited (NSM) to provide NSM with the right to use the company's technology in exchange for equity ownership in NSM. Concurrently, the company entered into a ten-year Management Advisory and Technical Assistance Agreement (the Technical Assistance Agreement) in exchange for an annual management fee. Effective December 31, 1998, the company terminated the License and Technical Assistance Agreements in accordance with the company's termination rights under the provisions of these agreements. The company has also been sued, together with NSM's investment bankers and others, in nine separate lawsuits, for compensatory damages in the amount of approximately $240.0 million, as well as punitive damages, in an unspecified amount, and treble damages in certain of the actions. The suits have been brought in state or federal courts in California, New Jersey, Connecticut, Minnesota, New York and Illinois, by various note-holders who purchased some $297.0 million (face amount) of high risk "junk bonds" issued by affiliates of NSM in a privately placed non-registered offering pursuant to SEC Regulation D and Rule 144A. The plaintiffs generally seek joint and several liability and damages based upon their allegations of both common law and statutory securities fraud and other related theories that posit that the plaintiffs were misled into purchasing and overpaying for the notes due to various alleged misrepresentations or omissions in the offer and sale of the securities. The company denies all liability to all plaintiffs in each of these cases. The company maintains that it was engaged solely to license its technology and to provide post-offering technical and operational advice and consultation services to the NSM mini-mill project, that it was not an issuer, guarantor, underwriter or seller of any of the notes, and that it did not draft any of the offering materials. While the company believes that it has meritorious legal and factual defenses to these claims, and is vigorously defending itself in the related actions, and while the company believes that it also has meritorious claims against one or more of the other co-defendants for some or all of the plaintiffs' claims, there can be no assurance as to the ultimate outcome with respect to any or all of such lawsuits or that we will not be found jointly and severally liable for all of the claimed damages in some or all of the cases. The company has also provided notice of plaintiffs' claims to its directors and officers liability insurance carriers and believes that coverage should be available as to at least some of these claims.

NOTE 8. TRANSACTIONS WITH AFFILIATED COMPANIES

The company sells hot rolled coils to Heidtman and affiliates of Preussag, and purchases steel scrap resources from OmniSource. Heidtman and the owners of OmniSource (effective in 2000), one of whom is a director of the company, are stockholders of the company. OmniSource had been a stockholder of the company previously. Preussag was a stockholder of the company for only a portion of 1998. Transactions with these affiliated companies for the years ended December 31 are as follows (in millions):

                                    2000                       1999                       1998
                          ------------------------   ------------------------   ------------------------
                                     PERCENTAGE OF              PERCENTAGE OF              PERCENTAGE OF
                           AMOUNT     TOTAL SALES     AMOUNT     TOTAL SALES     AMOUNT     TOTAL SALES
                          --------   -------------   --------   -------------   --------   -------------
Sales:
  Heidtman.............   $  142.8        21%        $  120.1        19%        $  109.0        21%
  Preussag.............         --        --               --        --             31.5         6
Accounts receivable:
  Heidtman.............       20.1                       12.0                       13.8
Purchases:
  OmniSource...........      179.7                      154.3                      164.5
Accounts payable:
  OmniSource...........        9.1                       17.1                        9.5

NOTE 9. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximates fair value due the interest being determined by variable rates, repricing periodically. The fair value of the interest rate swap agreement was estimated to be a liability of $4.0 million and $2.0 million at December 31, 2000 and 1999, respectively. The fair values are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. RETIREMENT PLANS

The company sponsors a 401(k) retirement savings plan for eligible employees, which is a "qualified plan" for federal income tax purposes. There are no service requirements for employees to become eligible to participate in the retirement savings plan. Generally, employees may elect to contribute up to 8% of their eligible compensation on a pre-tax basis, and the company matches employee contributions in an amount based on the company's return on assets, with a minimum contribution of 5% and a maximum contribution of 50%, subject to certain applicable tax law limitations. Employees are immediately 100% vested with respect to their contributions and the company's matching contributions, which were $201,000, $132,000 and $165,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The company also established a profit sharing plan for eligible employees, which was a "qualified plan" for federal income tax purposes. Employees are eligible to participate upon completion of thirty days of employment and are entitled to the company's contribution allocation, if that person has worked at least 1,000 hours during the plan year. Each year since commencing operations the company has allocated an amount equal to 5% of the company's pre-tax profits to a profit sharing pool, which is used to fund the profit sharing plan as well as a separate cash profit sharing bonus, which is paid to employees in March of the following year. The allocation between the profit sharing plan contribution and the cash bonus amount is determined by the board of directors each year. The amount allocated to the profit sharing plan is subject to a maximum legally established percentage of compensation paid to participants. The company's total expense for the plan was $4.4 million, $3.5 million and $2.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Effective July 2000, the profit sharing plan was merged into the 401(k) retirement savings plan. The unique characteristics of the profit sharing plan are retained in the merged plan and are described as "Employer Non-elective (Profit Sharing) Contributions".

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION

The company has two operating segments: Steel Operations and Steel Scrap Substitute Operations. Steel Operations include all revenues from the flat rolled steel mini-mill facility, which produces and sells hot rolled, cold rolled and galvanized sheet steel; and also includes all start-up costs associated with the structural and rail mill, which will produce structural steel and rail products. Steel Scrap Substitute Operations include revenues from IDI, which will provide liquid pig iron to the company. In addition, Corporate and Eliminations include certain unallocated corporate accounts, such as SDI senior bank debt and certain other investments, which include NMBS operations. The company's operations are primarily organized and managed by operating segment. The company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the operating segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and transfers are accounted for at standard prices and are eliminated in consolidation. Segment results for the years ended December 31 are as follows (in thousands):

                                                         2000            1999            1998
                                                      ----------      ----------      ----------
STEEL OPERATIONS
Net sales
   External                                           $  679,137      $  618,821      $  514,786
   Other segments                                          5,548              --              --
Operating income                                         138,180         111,977          72,104
Depreciation and amortization                             43,923          38,577          30,630
Assets                                                   867,075         837,645         782,443
Liabilities                                               85,759          98,582         101,992
Capital expenditures                                      64,611         107,382         119,553
------------------------------------------------------------------------------------------------
STEEL SCRAP SUBSTITUTE OPERATIONS
Net sales
   External                                           $       --      $       --      $       --
   Other segments                                          5,752           1,171              --
Operating loss                                           (12,477)        (13,504)         (4,327)
Depreciation and amortization                                785             583              45
Assets                                                   148,897         121,097          97,430
Liabilities                                               71,195         102,602          70,863
Capital expenditures                                      21,622          14,596          74,578
------------------------------------------------------------------------------------------------
CORPORATE AND ELIMINATIONS
Net sales
   External                                           $   13,486      $       --      $       --
   Other segments                                        (11,300)         (1,171)             --
Operating loss                                           (20,300)         (9,722)         (2,606)
Depreciation and amortization                                735             109              --
Assets                                                    51,102          32,814          27,597
Liabilities                                              491,336         399,002         383,550
Capital expenditures                                      24,146           4,695              --
------------------------------------------------------------------------------------------------
CONSOLIDATED
Net sales
   External                                           $  692,623      $  618,821      $  514,786
Operating income                                         105,403          88,751          65,171
Depreciation and amortization                             45,443          39,269          30,675
Assets                                                 1,067,074         991,556         907,470
Liabilities                                              648,290         600,186         556,405
Capital expenditures                                     110,379         126,673         194,131
------------------------------------------------------------------------------------------------

The external net sales of the company's steel operations include sales to non-U.S. companies of $10.3 million, $8.5 million and $2.3 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                        -----------   -----------   -----------   -----------
2000:
 Net sales...........................   $   189,172   $   190,737   $   160,265   $   152,449
 Gross profit........................        44,011        51,942        35,762        26,994
 Operating income....................        30,161        37,012        23,577        14,653
 Net income..........................        15,249        19,059        12,383         7,104
 Earnings per share:
   Basic.............................           .32           .40           .27           .16
   Diluted...........................           .32           .40           .27           .16



1999:
 Net sales...........................   $   117,453   $   166,661   $   158,724   $   175,983
 Gross profit........................        18,381        38,862        34,024        39,925
 Operating income....................        10,282        27,943        23,200        27,326
 Net income..........................         2,970        12,140        10,518        13,802
 Earnings per share:
   Basic.............................           .06           .25           .22           .29
   Diluted...........................           .06           .25           .22           .29


Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The appointment of Ernst & Young LLP, as independent auditors to conduct the company's Annual Audit for the fiscal year ending December 31, 2000 was approved by stockholders at the Annual Meeting.

The 1998 Annual Audit was conducted by Deloitte & Touche LLP. On April 19, 1999, however, Deloitte & Touche LLP was dismissed as the company's independent auditors for the 1999 Annual Audit, and the dismissal was approved by the Audit Committee. The report of Deloitte & Touche LLP for the fiscal year did not contain any adverse opinion or any disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, in connection with the audits of the company's financial statements for the fiscal year ended December 31, 1998 and during the interim period through April 19, 1999, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure. The company did not at any time during the foregoing period prior to Ernst & Young's engagement consult with that firm regarding the application of any accounting principles to any specified transaction, the type of audit opinion that might be rendered, or with respect to any matter that was either the subject of a disagreement with the company's prior auditors or that would constitute a reportable event within the scope of Item 304(a) of SEC Regulation S-K.

Reference is made hereby to Exhibit 16 attached to the company's Report on Form 8K/A, dated April 26, 1999, the same being a letter dated April 27, 1999 from Deloitte & Touche LLP, addressed to the Commission, setting forth their agreement with the first four sentences of the second paragraph, as well as acknowledging that the company had requested it to furnish the required letter. Said Exhibit 16 is hereby incorporated by reference into this Report on Form 10-K.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this item will be set forth under the caption "Nominees (including all executive officers) for election of Directors and alternate Directors" in the 2000 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 2000 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished for this item will be provided under the caption "Security Ownership" of certain beneficial owners and management in the 2000 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the years ended December 31, 2000, 1999 and 1998, we sold 428,000 tons, 402,000 tons and 333,000 tons, respectively, of our hot bands to Heidtman Steel Products, Inc. (and its affiliated companies) for $142.8 million, $120.1 million and $109.0 million, respectively. These sales were effected pursuant to a six-year "off-take" agreement that expires in 2001. John Bates, a member of our board of directors, is the President and Chief Executive Officer of Heidtman and owns a controlling interest in Keylock Investments Limited, one of our substantial stockholders. Under the "off-take" agreement, Heidtman is obligated to buy, and we are obligated to sell to Heidtman, at least 30,000 tons of our hot band products per month. Heidtman also has priority purchase rights to our secondary and field claim material. Our pricing to Heidtman is determined by reference to the lowest prices charged by other thin-slab mini-mills or conventional mills for the same products, and we cannot charge Heidtman higher prices than the lowest prices at which we offer our products to any other customer.

Pursuant to a scrap purchasing agreement with OmniSource Corporation, we purchased an aggregate of 1.5 million tons, 1.3 million tons and 1.2 million tons of steel scrap in 2000, 1999 and 1998, respectively. OmniSource was paid $179.7 million, $154.3 million and $164.5 million in 2000, 1999 and 1998, respectively. Leonard Rifkin is the Chairman of the Board of OmniSource and is a member of our board of directors. Mr.Rifkin is a stockholder and director. Pursuant to the OmniSource scrap purchasing agreement, OmniSource acts as the exclusive scrap purchasing agent for our scrap, which may involve sales of OmniSource's own scrap, at the prevailing market prices which OmniSource can get for the same product, or it may involve brokering of general market scrap, for which we pay whatever is the lowest market price for which OmniSource can purchase that product. OmniSource is paid a commission per gross ton of scrap received by us. In addition, OmniSource maintains a scrap handling facility, with its own equipment and staff, on our plant site. OmniSource does not pay rent for this facility.

Iron Dynamics has entered into a license agreement with Sumitomo Corporation of America, pursuant to which Sumitomo is authorized, on an exclusive world-wide basis, except for the U.S. and Canada, and except for additional plants that Iron Dynamics may wish to construct for its own use or for our use, to sublicense to others or to use certain proprietary know-how or other intellectual property that constitutes Iron Dynamics' scrap substitute manufacturing process and which may be developed by Iron Dynamics in connection with the manufacture of direct reduced iron or liquid pig iron. Such license rights provide that Sumitomo will build and construct plants for the production of Direct reduced iron and liquid pig iron either for itself or for others within the licensed territory, for which Iron Dynamics is entitled to receive a one-time license fee from Sumitomo, based on each plant's rated production capacity, plus a negotiated royalty fee for the use of any Iron Dynamics' or our patents or certain know-how or processes that are not included within the one-time fee license grant. Any underlying royalties or fees that might have to be paid to third parties by Iron Dynamics or us would be passed through to Sumitomo or to its sublicensees. Iron Dynamics has also agreed to afford Sumitomo an opportunity to provide various raw materials and equipment supplies to Iron Dynamics, on a competitive basis that is intended to secure for Iron Dynamics the lowest and best prices for such supplies and products. As of December 31, 2000, Sumitomo had not licensed or sublicensed any facilities. Iron Dynamics has also agreed to sell to or through Sumitomo up to 50% of any Direct reduced iron that Iron Dynamics may manufacture and which we do not retain for our own consumption. Such sales would be at the then prevailing market prices, either for Sumitomo's own account or on a sales commission basis for sales to third parties. We also have a "second-look" export sales agreement with Sumitomo and its parent, Sumitomo Corporation of Japan, under which it has certain rights to handle export sales that we do not effect through another designated party. As of December 31, 2000, we had not effected any export sales. Sumitomo Corporation of America and Sumitomo Corporation were substantial stockholders as of December 31, 2000. Mr. Kazuhiro Atsushi, who is a Vice President and General Manager of the Chicago Office and a Deputy General Manager of the Rolled Steel & Ferrous Raw Materials Division of Sumitomo Corporation of America, is a member of our board of directors.

We believe that all of the transactions described above are on terms no less favorable to us than could be obtained from unaffiliated third parties.

SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2001


                                                 STEEL DYNAMICS, INC.


                                    By:             /S/ KEITH E. BUSSE
                                        ---------------------------------------
                                                    KEITH E. BUSSE
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

      Each person whose signature appears below constitutes and appoints Keith
E. Busse and Tracy L. Shellabarger, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2000 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS 2000 ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF STEEL DYNAMICS, INC. AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURES                                            TITLE                                         DATE
        ----------                                            -----                                         ----
    /S/ KEITH E. BUSSE
---------------------------
      KEITH E. BUSSE                    President & Chief Executive Officer and Director                   March 29, 2001
                                                 (Principal Executive Officer)


 /S/ TRACY L. SHELLABARGER
---------------------------
  TRACY L. SHELLABARGER               Vice President & Chief Financial Officer and Director                March 29, 2001
                                          (Principal Financial and Accounting Officer)


    /S/ MARK D. MILLETT
---------------------------
      MARK D. MILLETT                                    Vice President                                    March 29, 2001


 /S/ RICHARD P. TEETS, JR.
---------------------------
   RICHARD P. TEETS, JR.                                 Vice President                                    March 29, 2001

    /S/  LEONARD RIFKIN
---------------------------
       LEONARD RIFKIN                            Director                  March 29, 2001


---------------------------
       JOHN C. BATES                             Director                  March   , 2001


---------------------------
      DR. JURGEN KOLB                            Director                  March   , 2001


---------------------------
      KAZUHIRO ATSUSHI                           Director                  March   , 2001


   /S/  JOSEPH D. RUFFOLO
---------------------------
     JOSEPH D. RUFFOLO                           Director                  March 29, 2001

    /S/ JAMES E. KELLEY
---------------------------
      JAMES E. KELLEY                            Director                  March 29, 2001


---------------------------
    RICHARD J. FREELAND                          Director                  March   , 2001

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a.)        The following documents are filed as part of this Report:

            I.    Financial Statements:

            See the Audited Consolidated Financial Statements of Steel Dynamics Inc. attached hereto and described in the Index on page 42 of this Report.

            II.   Financial Statement Schedules:
                  None

            III.  Exhibits:

  Exhibit No.
  -----------
     3.1a         Amended and Restated Articles of Incorporation of Steel
                  Dynamics, Inc. Filed as Exhibit 3.1 to the Registrant's
                  Registration Statement on Form S-1, SEC File No. 333-12521,
                  effective November 21, 1996 ("1996 Form S-1") and incorporated by reference herein.

     3.1b         Articles of Incorporation of Iron Dynamics, Inc. Filed as
                  Exhibit 3.1b to Registrant's 1996 Annual Report on Form 10-K,
                  SEC File No. 0-21719 ("1996 Form 10-K"), filed March 31, 1997, and incorporated by reference herein.

     3.2a         Bylaws of Steel Dynamics, Inc. Filed as Exhibit 3.2 to the
                  Registrant's 1996 Form S-1 and incorporated by reference herein.

     3.2b         Bylaws of Iron Dynamics, Inc. Filed as Exhibit 3.1b to the
                  Registrant's 1996 Annual Report on Form 10-K, SEC File No.
                  0-21719 ("1996 Form 10-K"), filed March 31, 1997, and
                  incorporated by reference herein.

    10.1a(1)      First Amended and Restated Credit Agreement between Steel
                  Dynamics, Inc. and Mellon Bank, N.A., et al. dated May 4,
                  1998. Filed as Exhibit 10.1a(1) to the Registrant's 1999
                  Annual Report on Form 10-K, SEC File No. 0-21719 ("1999 Form
                  10-K") filed March 29, 2000, and incorporated by reference herein.

   *10.1a(2)      Second Amendment to Credit Agreement between Steel Dynamics,
                  Inc. and Mellon Bank, N.A., et al. dated March 1, 2000.

    10.1b Credit Agreement between IDI and Mellon Bank, N.A., et al., dated December 31, 1997. Filed as Exhibit 10.1b to the
                  Registrant's 1997 Annual Report on Form 10-K, SEC File No.
                  0-21719 ("1997 Form 10-K") filed March 25, 1998, and
                  incorporated by reference herein.

    10.1b(1)      Amended and Restated Credit Agreement between IDI and Mellon
                  Bank, N.A., et al; dated June 10, 1998. Filed as Exhibit
                  10.1b(1) to the Registrant's March 31, 1999 Form 10-Q, SEC file No. 0-21719 ("March 1999 Form 10-Q") filed May 7, 1999, and incorporated by reference herein.

    10.1b(2)      Second Amended and Restated Credit Agreement between IDI and
                  Mellon Bank, N.A., et al; dated March 15, 1999. Filed as
                  Exhibit 10.1b(2) to the Registrant's March 31, 1999 Form 10-Q,
                  SEC file No. 0-21719 ("March 1999 Form 10-Q") filed May 7,
                  1999, and incorporated by reference herein.

    10.1b(3)      Third Amendment and Waiver to Credit Agreement between IDI and
                  Mellon Bank, N.A., et al; dated June 30, 1999. Filed as
                  Exhibit 10.1b(3) to the Registrant's June 30, 1999 Form 10-Q,
                  SEC file No. 0-21719 ("June 1999 Form 10-Q") filed August 10,
                  1999, and incorporated by reference herein.

    10.1b(4)      Fourth Amendment and Restated Credit Agreement between IDI and
                  Mellon Bank, N.A., et al; dated December 21, 1999. Filed as
                  Exhibit 10.1b(4) to the Registrant's 1999 Annual Report on
                  Form 10-K, SEC File No. 0-21719 ("1999 Form 10-K") filed March
                  29, 2000, and incorporated by reference herein.

    10.1b(5)      Fifth Amendment and Restated Credit Agreement between IDI and
                  Mellon Bank, N.A., et al; dated March 29, 2000. Filed as
                  Exhibit 10.1b(5) to the Registrant's 1999 Annual Report on
                  Form 10-K, SEC File No. 0-21719 ("1999 Form 10-K") filed March
                  29, 2000, and incorporated by reference herein.

   *10.1b(6)      Sixth Amendment to Credit Agreement between IDI and Mellon
                  Bank, N.A., et al; dated November 30, 2000.

    10.2 Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. re Taxable Economic Development
                  Revenue bonds, Trust Indenture between Indiana Development
                  Finance Authority and NBD Bank, N.A., as Trustee re Loan
                  Agreement between Indiana Development Finance Authority and
                  Steel Dynamics, Inc. Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.3          Contract for electric Service between Steel Dynamics, Inc. and
                  American Electric Power Company Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.4          Industrial Gases Supply Agreement between Steel Dynamics, Inc.
                  and Air Products and Chemicals, Inc. dated August 5, 1994
                  Filed as the identically numbered exhibit to the Registrant's
                  1996 Form S-1 and incorporated by reference herein.

    10.5          Interruptible Gas Supply Contract between Steel Dynamics, Inc.
                  and Northern Indiana Trading Co. dated February 27, 1995 Filed as the identically numbered exhibit to the Registrant's 1996
                  Form S-1 and incorporated by reference herein.

    10.6          Gas Services Agreement between Steel Dynamics, Inc. and
                  Northern Indiana Fuel & Light Company, Inc. dated April 3,
                  1995 Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.7          Gas Services Agreement between Steel Dynamics, Inc. and
                  Northern Indiana Trading Co. dated April 3, 1995 Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.8          Gas Services Agreement between Steel Dynamics, Inc. and
                  Crossroads Pipeline Company dated April 3, 1995 Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.9 Panhandle Eastern Pipeline Agreement dated July 22, 1996 Filed as the identically numbered exhibit to the Registrant's 1996
                  Form S-1 and incorporated by reference herein.

    10.10         Natural Gas Purchase Agreement between Steel Dynamics, Inc.
                  and PanEnergy Trading and Market Services, Inc. dated August
                  8, 1996 Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.11         Agreement for Wastewater Services between the City of Butler,
                  Indiana and Steel Dynamics, Inc. dated September 5, 1995 Filed as the identically numbered exhibit to the Registrant's 1996
                  Form S-1 and incorporated by reference herein.

    10.12         Slag Processing Agreement between Steel Dynamics, Inc. and
                  Butler Mill Service Company dated February 3, 1995 Filed as the identically numbered exhibit to the Registrant's 1996 Form
                  S-1 and incorporated by reference herein.

    10.13         Agreement to provide Scrap Purchasing Services between Steel
                  Dynamics, Inc. and OmniSource Corporation dated October 29,
                  1993 Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.14         Purchasing Agreement between Steel Dynamics, Inc. and Heidtman
                  Steel Products, Inc. dated October 29, 1993 Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.16 Purchasing, Domestic Sales and Export Distribution Agreement between Steel Dynamics, Inc. and Preussag AG, now Salzgitter,
                  AG, dated December 14, 1995 Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.17         Reciprocal Patent and Technical Information Transfer and
                  License Agreement between Steel Dynamics, Inc. and Preussag AG dated December 14, 1995 Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.18 1994 Incentive Stock Option Plan Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.19 1996 Incentive Stock Option Plan Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.20         Employment Agreement between Steel Dynamics, Inc. and Keith
                  Busse Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.21         Employment Agreement between Steel Dynamics, Inc. and Mark D.
                  Millett Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.22         Employment Agreement between Steel Dynamics, Inc. and Richard
                  P. Teets, Jr. Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.23a (Revised) Officer and Manager Cash and Stock Bonus Plan Filed as Exhibit 10.23 to the Registrant's June 30, 2000 Form 10-Q,
                  SEC file No. 0-21719 ("June 2000 Form 10-Q") filed August 11,
                  2000 and incorporate by reference herein.

    10.24         Employment Agreement between Steel Dynamics, Inc. and Tracy L.
                  Shellabarger Tracy L. Shellabarger Promissory Note and Stock
                  Pledge Agreement Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.25         "Second Look" Export Distribution Agreement between Steel
                  Dynamics, Inc. and Sumitomo Corporation of America Filed as the identically numbered exhibit to the Registrant's 1996 Form
                  S-1 and incorporated by reference herein.

    10.26         Sale of Excess Product Agreement between Iron Dynamics, Inc.
                  and Sumitomo Corporation of America Filed as the identically numbered exhibit to the Registrant's 1996 Form S-1 and incorporated by reference herein.

    10.39         License Agreement between Iron Dynamics, Inc. and Sumitomo
                  Corporation and Sumitomo Corporation dated June 5, 1997. Filed as Exhibit 10.39 to the Registrant's 1997 Form S-1 and incorporated by reference herein.

    10.40         Non-Employee Director Stock Option Plan. Filed as Exhibit
                  10.40 to the Registrant's June 30, 2000 Form 10-Q SEC file No.
                  0-21719 ("June 30, 2000 Form 10-Q") filed August 11, 2000, and incorporated by reference herein.

   *21.1          List of Registrants' Subsidiaries

   *23.1          Consent of Ernst & Young LLP

   *23.1a         Consent of Deloitte & Touche LLP

   *24.1          Power of Attorney (included in Signature pages)



----------------
*  Filed concurrently herewith