Form 10-Q
period 2001-03-31
STEEL DYNAMICS INC
filed 2001-05-15
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2001

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

As of May 10, 2001, Registrant had outstanding 45,584,456 shares of Common
Stock.

                              STEEL DYNAMICS, INC.
                                Table of Contents

                                          PART I. Financial Information

Item 1.  Consolidated Financial Statements:
                                                                                                             Page
                                                                                                             ----
         Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000 ..........         1

         Consolidated Statements of Income for the three months ended
         March 31, 2001 and 2000 (unaudited)..........................................................         2

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000 (unaudited)..........................................................         3

         Notes to Consolidated Financial Statements...................................................         4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................................................         6


Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................         8




                                            PART II. Other Information

Item 1.  Legal Proceedings ...........................................................................         9

Item 6.  Exhibits and Reports on Form 8-K.............................................................         9

         Signature....................................................................................        10

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                            March 31       December 31
                                                                                              2001             2000
                                                                                          -----------      -----------
                                                                                          (unaudited)
                                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ......................................................     $     5,520      $    10,184
     Accounts receivable, net .......................................................          86,914           82,838
     Accounts receivable-related parties ............................................          18,598           20,148
     Inventories ....................................................................         114,487          106,745
     Deferred taxes .................................................................          11,275           12,854
     Other current assets ...........................................................           4,930            9,844
                                                                                          -----------      -----------
              Total current assets ..................................................         241,724          242,613

PROPERTY, PLANT, AND EQUIPMENT, NET .................................................         806,336          807,322

RESTRICTED CASH .....................................................................           3,697            3,465

OTHER ASSETS ........................................................................          13,275           13,674
                                                                                          -----------      -----------

              TOTAL ASSETS ..........................................................     $ 1,065,032      $ 1,067,074
                                                                                          ===========      ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ...............................................................     $    21,107      $    18,874
     Accounts payable-related parties ...............................................          17,011            9,114
     Accrued interest ...............................................................           4,832            5,364
     Other accrued expenses .........................................................          26,797           26,302
     Current maturities of long-term debt ...........................................           7,679           17,044
                                                                                          -----------      -----------
              Total current liabilities .............................................          77,426           76,698

LONG-TERM DEBT, less current maturities .............................................         512,224          515,476

DEFERRED TAXES ......................................................................          51,342           52,027

MINORITY INTEREST ...................................................................           4,502            4,089

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock voting, $.01 par value; 100,000,000 shares authorized;
         49,356,988 and 49,347,626 shares issued; and 45,513,988 and 45,504,626
         shares outstanding, as of March 31, 2001 and December 31, 2000, respectively             494              493
     Treasury stock, at cost; 3,843,000 shares ......................................         (46,526)         (46,526)
     Additional paid-in capital .....................................................         336,073          335,732
     Retained earnings ..............................................................         133,468          129,085
     Other accumulated comprehensive income .........................................          (3,971)              --
                                                                                          -----------      -----------
              Total stockholders' equity ............................................         419,538          418,784
                                                                                          -----------      -----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................     $ 1,065,032      $ 1,067,074
                                                                                          ===========      ===========




                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                      Three Months Ended March 31
                                                      ---------------------------
                                                         2001            2000
                                                      ---------       ---------
                                                              (unaudited)
NET SALES:
     Unrelated parties .........................      $ 129,266       $ 151,675
     Related parties ...........................         24,820          37,497
                                                      ---------       ---------
         Total net sales .......................        154,086         189,172

Cost of goods sold .............................        128,523         145,161
                                                      ---------       ---------
GROSS PROFIT ...................................         25,563          44,011

Selling, general and administrative expenses ...         13,802          13,850
                                                      ---------       ---------
OPERATING INCOME ...............................         11,761          30,161

Interest expense ...............................          4,839           4,929
Other (income) expense, net ....................           (204)           (183)
                                                      ---------       ---------
INCOME BEFORE INCOME TAXES .....................          7,126          25,415

Income taxes ...................................          2,743          10,166
                                                      ---------       ---------
     NET INCOME ................................      $   4,383       $  15,249
                                                      =========       =========


BASIC EARNINGS PER SHARE:
Net income per share ...........................      $    0.10       $    0.32
                                                      =========       =========
Weighted average common shares outstanding .....         45,511          47,996
                                                      =========       =========

DILUTED EARNINGS PER SHARE:
Net income per share ...........................      $    0.10       $    0.32
                                                      =========       =========
Weighted average common shares and
     share equivalents outstanding .............         45,710          48,203
                                                      =========       =========




                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    Three Months Ended March 31
                                                                    ---------------------------
                                                                        2001          2000
                                                                      --------      --------
                                                                            (unaudited)
OPERATING ACTIVITIES:
     Net income .................................................        4,383      $ 15,249
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization ..........................       11,551        11,903
         Deferred income taxes ..................................          894         4,689
         Minority interest ......................................          413         2,789
         Other accumulated comprehensive income .................       (3,971)           --
         Changes in certain assets and liabilities:
              Accounts receivable ...............................       (2,526)      (17,280)
              Inventories .......................................       (7,742)      (12,181)
              Other assets ......................................        4,869           563
              Accounts payable ..................................       10,130        18,039
              Accrued expenses ..................................          (37)        4,696
                                                                      --------      --------
              Net cash provided by operating activities .........       17,964        28,467
                                                                      --------      --------

INVESTING ACTIVITIES:
     Purchases of property, plant, and equipment ................      (10,353)      (29,206)
     Other ......................................................           --        (1,305)
                                                                      --------      --------
              Net cash used in investing activities .............      (10,353)      (30,511)
                                                                      --------      --------

FINANCING ACTIVITIES:
     Issuance of long-term debt .................................        6,299         5,651
     Repayments of long-term debt ...............................      (18,916)       (4,285)
     Issuance of common stock, net of expenses and
         proceeds and tax benefits from exercise of stock options          342           223
                                                                      --------      --------
              Net cash provided by (used in) financing activities      (12,275)        1,589
                                                                      --------      --------

Decrease in cash and cash equivalents ...........................       (4,664)         (455)
Cash and cash equivalents at beginning of period ................       10,184        16,615
                                                                      --------      --------
Cash and cash equivalents at end of period ......................     $  5,520      $ 16,160
                                                                      ========      ========


SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
Cash paid for interest ..........................................     $  9,614      $  9,139
                                                                      ========      ========
Cash paid for taxes .............................................     $    540      $    355
                                                                      ========      ========




                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

Principles of Consolidation. The consolidated financial statements include the accounts of Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company) after elimination of the significant intercompany accounts and transactions. Minority interest represents the minority shareholders' proportionate share in the equity or income of the company's consolidated subsidiaries.

Use of Estimates. These financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto. Actual results may differ from those estimates. In the opinion of management, these estimates reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements included in the company's 2000 Annual Report on Form 10-K.

2. INVENTORIES

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

                                                   March 31          December 31
                                                     2001               2000
                                                   --------           --------
Raw Materials ........................             $ 37,763           $ 39,302
Supplies .............................               42,765             41,770
Work-in-progress .....................                8,713              7,916
Finished Goods .......................               25,246             17,757
                                                   --------           --------
                                                   $114,487           $106,745
                                                   ========           ========

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

                                                                              2001       2000
                                                                             ------     ------
Basic weighted average common shares outstanding .......................     45,511     47,996
Dilutive effect of stock options .......................................        199        207
                                                                             ------     ------
Diluted weighted average common shares and share equivalents outstanding     45,710     48,203
                                                                             ======     ======

4. NEW ACCOUNTING PRONOUNCEMENTS

The company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity," as amended, commencing January 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. Changes in the fair value of derivatives that are designated as hedges, depending on the nature of the hedge, are recognized as either an offset against the change in fair value of the hedged balance sheet item through earnings or as other comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

In the normal course of business, the company has limited involvement with derivative financial instruments in an effort to manage the company's exposure to fluctuations in interest and foreign exchange rates. The company employs an interest rate swap agreement and a foreign currency exchange contract. The company designates and assigns the financial instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument. Prior to adoption of SFAS no. 133, the cost associated with the interest rate swap agreement is recognized as interest expense over the term of the hedged obligation. Realized gains and losses from the foreign currency contract, incurred for the purchase of equipment denominated in a foreign currency, are recorded in results from operations. The company classifies its derivative financial instruments as held or issued for purposes other than trading. The company's results of operations and financial position reflected the impact of SFAS No. 133 commencing January 1, 2001, as a one-time after-tax cumulative effect of an accounting change of approximately $2.5 million as a reduction in other comprehensive income. At March 31, 2001, the company recorded a reduction in other comprehensive income of $1.5 million, net of tax, and a loss from hedging activities of approximately $88,000.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income. The following table presents the company's components of comprehensive income, net of related tax for the three months ended March 31 (in thousands).

                                                            2001           2000
                                                          -------        -------
Net income available to common shareholders .......       $ 4,383        $15,249
Cumulative effect of an accounting change .........        (2,468)            --
Unrealized loss on derivative instrument ..........        (1,503)            --
                                                          -------        -------
Comprehensive income ..............................       $   412        $15,249
                                                          =======        =======

5. SEGMENT INFORMATION

The company has two operating segments: Steel Operations and Steel Scrap Substitute Operations. Steel Operations include all revenues from the flat roll mill facility, which produces and sells hot rolled, cold rolled, and galvanized sheet steel; and also includes all start-up costs associated with the structural and rail mill, which will produce structural steel and rail products. Steel Scrap Substitute Operations include revenues from Iron Dynamics, Inc., which will provide liquid pig iron to the company. In addition, Corporate and Eliminations include certain unallocated corporate accounts, such as SDI senior bank debt and certain other investments. The company's operations are primarily organized and managed by operating segment. The company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the operating segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and transfers are accounted for at standard prices and are eliminated in consolidation. Segment results for the three months ended March 31, are as follows (in thousands):

                                                     2001               2000
                                                 -----------        -----------
STEEL OPERATIONS
Net sales
     External                                    $   141,733        $   189,172
     Other segments                                    5,076                 --
Operating income                                      18,579             38,762
Assets                                               866,693            876,650

STEEL SCRAP SUBSTITUTE OPERATIONS
Net sales
     External                                    $        --        $        --
     Other segments                                      603              3,264
Operating loss                                        (3,827)            (4,110)
Assets                                               151,200            126,001

CORPORATE AND ELIMINATIONS
Net sales
     External                                    $    12,353        $        --
     Other segments                                   (5,679)            (3,264)
Operating loss                                        (2,991)            (4,491)
Assets                                                47,139             33,505

CONSOLIDATED
Net sales
     External                                    $   154,086        $   189,172
Operating income                                      11,761             30,161
Assets                                             1,065,032          1,036,156



The external net sales of the company's Steel Operations include sales to Non-U.S. companies of $1.6 million and $6.1 for the three months ended March 31, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statement as a result of these risks and uncertainties, including those incorporated by reference herein from our Report on Form 10-K for the year ended December 31, 2000, set forth under "Forward Looking Statements" and under "Risk Factors That May Affect Future Operations", or in other reports filed with the Commission. You should read the following discussion in conjunction with the foregoing qualifications and in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2000 for a full understanding of our financial condition and results of operations.

OVERVIEW

Industry. During the first quarter of 2001 and throughout much of the second half of 2000, we experienced historically low selling prices coupled with declining product orders. This market environment resulted from increased supply caused by record-high steel import levels and from decreasing demand caused by the weakening economy. The severity of this imbalance is evident through the numerous bankruptcy filings witnessed within our industry during the past several years. We anticipate continued pricing pressure and reduced demand throughout the second quarter of 2001, with slight improvements possible during the second half of the year.

Facilities. We operate a technologically advanced flat-rolled steel mini-mill in Butler, Indiana with an annual production capacity of 2.2 million tons. We manufacture and market a broad range of high quality flat-rolled carbon steel products. We sell hot rolled, cold rolled and coated steel products, including high strength low alloy and medium carbon steels. We sell these products directly to end-users and through steel service centers primarily in the Midwestern United States. Our products are used for various applications, including automotive, appliance, manufacturing, consumer durable goods, industrial machinery and various other applications.

In addition to our flat-rolled mini-mill, we have a second facility operated by our subsidiary, Iron Dynamics, Inc (IDI). IDI involves the pioneering of a process to produce direct reduced iron, which is converted into liquid pig iron, a high quality steel scrap substitute for use in our flat-roll facility. Certain of IDI's equipment and processes required design modifications that occurred throughout the second half of 2000. During March 2001, production testing began. As of the filing date of this Form 10-Q, IDI continues to be in a production-testing mode. As a result of exceptionally high natural gas costs and lower production quantities associated with process development and start-up activities, the unit cost associated with the production of IDI's direct reduced iron is higher than anticipated. The steel scrap market is also currently experiencing historical pricing lows. Due to these current and unusual market factors, the cost to purchase and use steel scrap at our flat rolled mill is less than our cost to produce and use IDI's direct reduced iron. However, we do not believe that this price inversion will be a permanent phenomenon.

On April 23, 2001, the U.S. Environmental Protection Agency's Environmental appeals board found "without merit" an opponent's appeal to our permit necessary to begin construction on our planned structural and rail facility located in Whitley County, Indiana. This decision enabled us to immediately commence construction activities. We anticipate commercial production to begin during the third quarter of 2002. Upon completion, this facility will be utilized for the manufacture of structural steel beams, pilings and rails for the construction and railroad markets, providing us an opportunity for further production diversification and market penetration.

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

COST OF GOODS SOLD

Our cost of goods sold represents all direct and indirect costs associated with the manufacture of our flat- rolled mini-mill and NMBS products. The principal elements of these costs are:

         -   Alloys

         -   Natural gas

         -   Argon

         -   Steel scrap and scrap substitutes

         -   Direct and indirect labor and benefits

         -   Electricity

         -   Oxygen

         -   Electrodes

         -   Depreciation

Steel scrap and scrap substitutes represent the most significant component of our cost of goods sold. Natural gas and electricity are also significant raw materials utilized at both our flat-rolled mini-mill and within IDI's steel scrap substitute process.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

Net Sales. Our net sales were $154.1 million, with total shipments of 482,000 net tons for the three months ended March 31, 2001, as compared to net sales of $189.2 million, with total shipments of 511,000 net tons for the three months ended March 31, 2000, a decrease in net sales of approximately $35.1 million, or 19%, and a decrease in total shipments of approximately 29,000 net tons, or 6%. These decreases were the direct result of declining demand and over-supply, caused in significant part by our weakening economy and record high import levels. Our first quarter 2001 average sales price per flat roll ton decreased approximately $64, or 17%, in comparison to the same period last year, and decreased approximately $15, or 5%, in comparison to the fourth quarter 2000. The entire industry has experienced this pricing decline throughout the second half of 2000 and into 2001. We believe we will continue to see depressed pricing throughout much of 2001.

Approximately 16% and 20% of our net sales for the three months ended March 31, 2001 and 2000, respectively, were purchased by Heidtman Steel Products, Inc. (or affiliates).

Cost of Goods Sold. Cost of goods sold was $128.5 million for the three months ended March 31, 2001, as compared to $145.2 million for the three months ended March 31, 2000, a decrease of $16.7 million, or 11%. Steel scrap represented approximately 44% and 55% of our total cost of goods sold for the three months ended March 31, 2001 and 2000, respectively. Our costs associated with steel scrap averaged $31 per ton less during the first quarter of 2001 than during the same period in 2000 and $5 per ton less than during the fourth quarter of 2000. We experienced a steady decline in scrap prices beginning the second quarter 2000 and throughout the first quarter 2001. We believe we will experience a flattening of our scrap costs throughout the remainder of 2001.

As a percentage of net sales, cost of goods sold represented approximately 83% and 77% for the three months ended March 31, 2001 and 2000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.8 million for the three months ended March 31, 2001, as compared to $13.9 million for the three months ended March 31, 2000, a substantial portion of which, in both periods, was attributable to litigation costs associated with our Nakornthai Strip Mill Public Company Ltd. litigation efforts. Start-up costs related to our construction projects were $5.1 million for the three months ended March 31, 2001, as compared to $6.1 million for the three months ended March 31, 2000, a decrease of $1.0 million, or 16%. As a percentage of net sales, selling, general and administrative expenses represented approximately 9% and 7% for the three months ended March 31, 2001 and 2000, respectively.

Interest Expense. Net interest expense was $4.8 million for the three months ended March 31, 2001, as compared to $4.9 million for the three months ended March 31, 2000. Due to increased borrowings to fund our various construction projects, gross interest expense increased 10% to $8.1 million and capitalized interest increased 34% to $3.2 million for the three months ended March 31, 2001, as compared to the same period in 2000.

Other (Income) Expense. For the three months ended March 31, 2001, other income was $204,000, as compared to $183,000 for the three months ended March 31, 2000, an increase of 11%.

Income Taxes. Our income tax provision was $2.7 million for the three months ended March 31, 2001, as compared to $10.2 million for the same period in 2000. This income tax provision reflects federal income tax expense at 35.1% and state income tax expense at 3.4%.

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

Cash Flows. For the three months ended March 31, 2001, cash provided by operating activities was $18.0 million, as compared to $28.5 million for the three months ended March 31, 2000, a decrease of $10.5 million. Cash used in investing activities was $10.4 million, all of which represented capital investments, for the three months ended March 31, 2001, as compared to $30.5 million, of which $29.2 million represented capital investments, for the same period during 2000. Approximately 54% of our capital investment costs incurred during the first quarter 2001 were utilized in site preparation and other pre-construction activities for the structural mill. Cash used in financing activities was $12.3 million for the three months ended March 31, 2001, as compared to cash provided by financing activities of $1.6 million for the same period during 2000. This decrease in funds provided by financing activities was the direct result of our repayment of senior secured bank debt of approximately $16.0 million in conjunction with ongoing capital investment expenditures.

Liquidity. We believe the principal indicators of our liquidity are cash position, remaining availability within our bank credit facilities and excess working capital. During the first quarter of 2001, our cash position decreased $4.7 million to $5.5 million and our working capital position decreased $1.6 million to $164.3 million, as compared to December 31, 2000. We have $582.3 million available under various bank credit facilities, of which $464.2 million, or 80% was drawn at March 31, 2001, resulting in a remaining availability of $118.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense. At March 31, 2001, no material changes had occurred related to our interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 2000.

                                     PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We incorporate by reference Part I, Item III of our 2000 Form 10-K Annual Report, filed with the Securities and Exchange Commission on March 30, 2001, the description of our legal proceedings. We have been sued in a total of nine separate but related lawsuits, seeking aggregate compensatory damages of approximately $240 million, as well as punitive damages, in an unspecified amount, and treble damages in certain of the actions. The cases have been brought in either state or federal courts against us and various investment banking firms, relating to a note offering in March 1998 by Nakornthai Strip Mill Public Company Ltd. ("NSM") and its investment bankers (the other co-defendants in the litigation). Scheduling orders in all cases contemplate that potentially dispositive motions for summary judgment, in whole or in part, will be filed by all parties wishing to do so during 2001. It currently appears that, if not earlier disposed of or settled, the first of the trials may occur during the third quarter of 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits -

                           None

         (B)      Reports on Form 8-K for the quarter ended March 31, 2001:

                           None

----------

*Filed herewith

Items 2 - 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2001



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