Form 10-Q
period 2001-06-30
STEEL DYNAMICS INC
filed 2001-08-03
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the period ended June 30, 2001

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

As of July 25, 2001, Registrant had outstanding shares of 45,712,405 Common
Stock.

                              STEEL DYNAMICS, INC.
                                Table of Contents


                                             PART I. Financial Information

Item 1. Consolidated Financial Statements:
                                                                                                                Page
                                                                                                                ----
        Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000 ...............         1

        Consolidated Statements of Income for the three and six-month periods ended
        June 30, 2001 and 2000 (unaudited)...............................................................         2

        Consolidated Statements of Cash Flows for the three and six-month periods ended
        June 30, 2001 and 2000 (unaudited)...............................................................         3

        Notes to Consolidated Financial Statements.......................................................         4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................................................         7


Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................        10



                                             PART II. Other Information

Item 1. Legal Proceedings ...............................................................................        11

Item 4. Submission of Matters to a Vote of Security Holders..............................................        11

Item 5. Other Information ...............................................................................        12

Item 6. Exhibits and Reports on Form 8-K.................................................................        12

        Signature........................................................................................        13

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                  June 30           December 31
                                                                                                    2001               2000
                                                                                                 -----------        -----------
                                                                                                (unaudited)
                                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...........................................................       $    18,170        $    10,184
     Accounts receivable, net ............................................................            85,270             82,838
     Accounts receivable-related parties .................................................            18,927             20,148
     Inventories .........................................................................           113,725            106,745
     Deferred taxes ......................................................................            11,803             12,854
     Other current assets ................................................................            19,352              9,844
                                                                                                 -----------        -----------
              Total current assets .......................................................           267,247            242,613

PROPERTY, PLANT, AND EQUIPMENT, NET ......................................................           808,749            807,322

RESTRICTED CASH ..........................................................................             3,577              3,465

OTHER ASSETS .............................................................................            13,234             13,674
                                                                                                 -----------        -----------

              TOTAL ASSETS ...............................................................       $ 1,092,807        $ 1,067,074
                                                                                                 ===========        ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ....................................................................       $    32,369        $    18,874
     Accounts payable-related parties ....................................................            11,021              9,114
     Accrued interest ....................................................................             4,510              5,364
     Other accrued expenses ..............................................................            26,082             26,302
     Current maturities of long-term debt ................................................            15,295             17,044
                                                                                                 -----------        -----------
              Total current liabilities ..................................................            89,277             76,698

LONG-TERM DEBT, less current maturities ..................................................           525,107            515,476

DEFERRED TAXES ...........................................................................            50,663             52,027

MINORITY INTEREST ........................................................................             4,639              4,089

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock voting, $.01 par value; 100,000,000 shares authorized;
         49,555,405 and 49,347,626 shares issued; and 45,712,405 and 45,504,626
         shares outstanding, as of June 30, 2001 and December 31, 2000, respectively .....               495                493
     Treasury stock, at cost; 3,843,000 shares ...........................................           (46,526)           (46,526)
     Additional paid-in capital ..........................................................           337,173            335,732
     Retained earnings ...................................................................           135,421            129,085
     Other accumulated comprehensive income ..............................................            (3,442)                 -
                                                                                                 -----------        -----------
              Total stockholders' equity .................................................           423,121            418,784
                                                                                                 -----------        -----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................       $ 1,092,807        $ 1,067,074
                                                                                                 ===========        ===========



                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                         Three Months Ended June 30        Six Months Ended June 30
                                                         --------------------------       --------------------------
                                                            2001            2000            2001             2000
                                                         ---------        ---------       ---------        ---------
NET SALES:
     Unrelated parties ...........................       $ 126,804        $ 145,901       $ 256,070        $ 297,576
     Related parties .............................          30,835           44,836          55,655           82,333
                                                         ---------        ---------       ---------        ---------
         Total net sales .........................         157,639          190,737         311,725          379,909

Cost of goods sold ...............................         132,140          138,795         260,663          283,956
                                                         ---------        ---------       ---------        ---------
GROSS PROFIT .....................................          25,499           51,942          51,062           95,953

Selling, general and administrative expenses .....          18,176           14,930          31,978           28,780
                                                         ---------        ---------       ---------        ---------
OPERATING INCOME .................................           7,323           37,012          19,084           67,173

Interest expense .................................           4,169            5,030           9,008            9,959
Other (income) expense, net ......................             (22)           1,306            (226)           1,123
                                                         ---------        ---------       ---------        ---------
INCOME BEFORE INCOME TAXES .......................           3,176           30,676          10,302           56,091

Income taxes .....................................           1,223           11,617           3,966           21,783
                                                         ---------        ---------       ---------        ---------
     NET INCOME ..................................       $   1,953        $  19,059       $   6,336        $  34,308
                                                         =========        =========       =========        =========


BASIC EARNINGS PER SHARE:
Net income per share .............................       $    0.04        $    0.40       $    0.14        $    0.72
                                                         =========        =========       =========        =========
Weighted average common shares outstanding .......          45,648           47,570          45,578           47,783
                                                         =========        =========       =========        =========

DILUTED EARNINGS PER SHARE:
Net income per share .............................       $    0.04        $    0.40       $    0.14        $    0.72
                                                         =========        =========       =========        =========
Weighted average common shares and
     share equivalents outstanding ...............          45,891           47,705          45,799           47,954
                                                         =========        =========       =========        =========



                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                        Three Months Ended June 30      Six Months Ended June 30
                                                                        --------------------------      ------------------------
                                                                           2001            2000            2001            2000
                                                                         --------        --------        --------        --------
OPERATING ACTIVITIES:
    Net income ...................................................       $  1,953        $ 19,059        $  6,336        $ 34,308
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization .............................         12,277          11,454          23,828          23,357
       Deferred income taxes .....................................         (1,207)          4,690            (313)          9,379
       Minority interest .........................................            137            (562)            550           2,227
       Other accumulated comprehensive income ....................            529               -          (3,442)              -
       Changes in certain assets and liabilities:
          Accounts receivable ....................................          1,315         (11,529)         (1,211)        (28,809)
          Inventories ............................................            762         (12,809)         (6,980)        (24,990)
          Other assets ...........................................        (14,494)          2,074          (9,625)          2,637
          Accounts payable .......................................          5,272          (8,883)         15,402            (844)
          Accrued expenses .......................................         (1,037)         (1,632)         (1,074)          3,064
                                                                         --------        --------        --------        --------
          Net cash provided by (used in) operating activities ....          5,507          (8,138)         23,471          20,329
                                                                         --------        --------        --------        --------

INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment ..................        (14,457)        (25,644)        (24,810)        (54,850)
    Other ........................................................              -           1,197               -            (108)
                                                                         --------        --------        --------        --------
          Net cash used in investing activities ..................        (14,457)        (24,447)        (24,810)        (54,958)
                                                                         --------        --------        --------        --------

FINANCING ACTIVITIES:
    Issuance of long-term debt ...................................         82,020          41,388          88,319          47,039
    Repayments of long-term debt .................................        (61,521)         (1,638)        (80,437)         (5,923)
    Issuance of common stock, net of expenses and proceeds
       and tax benefits from exercise of stock options ...........          1,101              60           1,443             283
    Purchase of treasury stock ...................................              -         (13,708)              -         (13,708)
                                                                         --------        --------        --------        --------
          Net cash provided by financing activities ..............         21,600          26,102           9,325          27,691
                                                                         --------        --------        --------        --------

Increase (decrease) in cash and cash equivalents .................         12,650          (6,483)          7,986          (6,938)
Cash and cash equivalents at beginning of period .................          5,520          16,160          10,184          16,615
                                                                         --------        --------        --------        --------
Cash and cash equivalents at end of period .......................       $ 18,170        $  9,677        $ 18,170        $  9,677
                                                                         ========        ========        ========        ========


SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION:
Cash paid for interest ...........................................       $  8,693        $  8,954        $ 18,307        $ 18,093
                                                                         ========        ========        ========        ========
Cash paid for taxes ..............................................       $  3,073        $ 10,623        $  3,613        $ 10,978
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

2. INVENTORIES

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

                                                                 June 30          December 31
                                                                   2001              2000
                                                                ----------        -----------
Raw Materials............................................       $   38,005        $   39,302
Supplies.................................................           42,336            41,770
Work-in-progress.........................................           10,569             7,916
Finished Goods...........................................           22,815            17,757
                                                                ----------        ----------
                                                                $  113,725        $  106,745
                                                                ==========        ==========

3. EARNINGS PER SHARE

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted earnings per share for the company is solely attributable to the dilutive effect of stock options. The reconciliations of the weighted average common shares for basic and diluted earnings per share for the three and six-month periods ended June 30 are as follows (in thousands):

                                                                     Three Months Ended                   Six Months Ended
                                                                 ---------------------------        ---------------------------
                                                                     2001            2000              2001             2000
                                                                 ----------       ----------        ----------       ----------
Basic weighted average common shares outstanding...............      45,648           47,570            45,578           47,783
Dilutive effect of stock options...............................         243              135               221              171
                                                                 ----------       ----------        ----------       ----------
Diluted weighted average common shares
        and share equivalents outstanding......................      45,891           47,705            45,799           47,954
                                                                 ==========       ==========        ==========       ==========

4. COMPREHENSIVE INCOME

The following table presents the company's components of comprehensive income, net of related tax, for the three and six-month periods ended June 30 (in thousands):

                                                                   Three Months Ended                      Six Months Ended
                                                              ---------------------------           ----------------------------
                                                                 2001             2000                 2001              2000
                                                              -----------     -----------           ----------        ----------
Net income available to common shareholders..............     $     1,953     $    19,059           $    6,336       $    34,308
Cumulative effect of an accounting change................               -               -               (2,468)                -
Unrealized gain (loss) on derivative instrument..........             529               -                 (974)                -
                                                              -----------     -----------           ----------        ----------
Comprehensive income.....................................     $     2,482     $    19,059           $    2,894       $    34,308
                                                              ===========     ===========           ==========       ===========


The company recorded a gain from hedging activities of approximately $47,000 and a loss from hedging activities of approximately $41,000, for the three and six-month periods ended June 30, 2001, respectively.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT INFORMATION

The company has two operating segments: Steel Operations and Steel Scrap Substitute Operations. Steel Operations include all revenues from the flat roll mill facility, which produces and sells hot rolled, cold rolled, and galvanized sheet steel; and also includes all start-up costs associated with the structural and rail mill, which will produce structural steel and rail products. Steel Scrap Substitute Operations include revenues from Iron Dynamics, Inc., which will provide liquid pig iron to the company. In addition, Corporate and Eliminations include certain unallocated corporate accounts, such as SDI senior bank debt and certain other investments. The company's operations are primarily organized and managed by operating segment. The company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the operating segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and transfers are accounted for at standard prices and are eliminated in consolidation. Segment results for the three and six-month periods ended June 30, are as follows (in thousands):

                                             Three Months Ended                    Six Months Ended
                                        ------------------------------        ------------------------------
                                            2001              2000                2001              2000
                                        -----------        -----------        -----------        -----------
STEEL OPERATIONS
Net sales
     External                           $   141,602        $   190,737        $   283,335        $   379,909
     Other segments                           8,745              1,273             13,821              1,273
Operating income                             18,010             46,461             36,589             85,223
Assets                                      865,739            901,493            865,739            901,493

------------------------------------------------------------------------------------------------------------
STEEL SCRAP SUBSTITUTE OPERATIONS
Net sales
     External                            $        -        $         -        $         -        $         -
     Other segments                           4,057              2,283              4,660              5,547
Operating loss                               (5,567)            (3,716)            (9,394)            (7,826)
Assets                                      154,189            129,867            154,189            129,867

------------------------------------------------------------------------------------------------------------
CORPORATE AND ELIMINATIONS
Net sales
     External                           $    16,037        $         -        $    28,390        $         -
     Other segments                         (12,802)            (3,556)           (18,481)            (6,820)
Operating loss                               (5,120)            (5,733)            (8,111)           (10,224)
Assets                                       72,879             31,118             72,879             31,118

------------------------------------------------------------------------------------------------------------
CONSOLIDATED
Net sales
     External                           $   157,639        $   190,737        $   311,725        $   379,909
Operating income                              7,323             37,012             19,084             67,173
Assets                                    1,092,807          1,062,478          1,092,807          1,062,478

------------------------------------------------------------------------------------------------------------


The external net sales of the company's Steel Operations include sales to Non-U.S. companies of $1.5 million and $2.0 million for the three months ended June 30, 2001 and 2000, respectively, and $3.1 million and $8.1 million for the six months ended June 30, 2001 and 2000, respectively.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

During March 1998, the company entered into a ten-year Reciprocal License and Technology Sharing Agreement (the License Agreement) with Nakornthai Strip Mill Public Co. Limited (NSM) to provide NSM with the right to use the company's technology in exchange for equity ownership in NSM. Concurrently, the company entered into a ten-year Management Advisory and Technical Assistance Agreement (the Technical Assistance Agreement) in exchange for an annual management fee. Effective December 31, 1998, the company terminated the License and Technical Assistance Agreements in accordance with the company's termination rights under the provisions of these agreements. The company was sued in a total of nine separate but related lawsuits, seeking aggregate compensatory damages of approximately $240 million, as well as punitive damages, in an unspecified amount, and treble damages in certain of the actions. The cases were brought in either state or federal courts against the company and various investment banking firms, relating to a note offering in March 1998 by Nakornthai Strip Mill Public Company Ltd, and its investment bankers (the other co-defendant in the litigation).

During the second quarter of 2001, the company settled four of the nine pending lawsuits, all of which were fully funded by applicable insurance. The remaining five lawsuits are still pending, seeking aggregate compensatory damages of approximately $110 million. The company maintains that it was engaged solely to license its technology and to provide post-offering technical and operational advice and consultation services to the NSM mini-mill project, that it was not an issuer, guarantor, underwriter or seller of any of the notes, and that it did not draft any of the offering materials. While the company believes that it has meritorious legal and factual defenses to these claims, and is vigorously defending itself in the remaining related actions, and while the company believes that it also has meritorious claims against one or more of the other co-defendants for some or all of the plaintiffs' claims, there can be no assurance as to the ultimate outcome with respect to any or all of such remaining lawsuits or that we will not be found jointly and severally liable for all of the claimed damages in some or all of the cases.

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

OVERVIEW

Industry. During the first half of 2001 and throughout much of the second half of 2000, we experienced historically low selling prices coupled with declining product orders. This market environment resulted from increased supply caused by record-high steel import levels and from decreased demand caused by the weakening economy. The severity of this imbalance is evident through the numerous bankruptcy filings witnessed within our industry during the past several years. We anticipate continued pricing pressure, with slight improvements possible during the third quarter. We expect to see a strengthening of this market environment upon execution of the Bush Administration's trade actions against the previously mentioned unfairly traded steel imports. We fully expect the U.S. government to take the necessary actions to resolve this problem.

Facilities. We operate a technologically advanced flat rolled steel mini-mill in Butler, Indiana with an annual production capacity of 2.2 million tons. We achieved record shipments during the second quarter of 2001, a 7 percent increase in comparison to our first quarter shipments. We manufacture and market a broad range of high quality flat-rolled carbon steel products. We sell hot rolled, cold rolled and coated steel products, including high strength low alloy and medium carbon steels. Our products are used for various applications, including automotive, appliance, manufacturing, consumer durable goods, industrial machinery and various other applications.

In addition to our flat-rolled mini-mill, we have a second facility operated by our subsidiary, Iron Dynamics, Inc (IDI). IDI involves the pioneering of a process to produce direct reduced iron, which is converted into liquid pig iron, a high quality steel scrap substitute for use in our flat-roll facility. On July 24, 2001, we announced that the re-start of IDI's ironmaking operations, which began in February, was halted, with no specific date set for resumption of actual production. During the second quarter of 2001, further technical success of IDI's ironmaking process was achieved, showing increasing yields of liquid pig iron and substantial improvements in metallization rates. However, the suspension of operations was the result of continued higher than expected start-up and process refinement costs, compounded by exceptionally high energy costs and low production quantities, resulting in higher unit costs. The steel scrap market is also currently experiencing historical pricing lows. Due to these current and unusual market factors, the cost to purchase and use steel scrap at our flat rolled mill is less than our cost to produce and use IDI's direct reduced iron, further supporting our belief that the current continuation of start-up operations at IDI is financially unwise, until the completion of certain additional IDI process and equipment refinements, along with what we anticipate to be a gradual lowering of energy costs and an eventual correction of the current scrap market price inversion in relation to scrap substitute costs. We anticipate that these various process and equipment refinements and repairs will take place during the second half of 2001, with the expected assistance of several IDI vendors and suppliers. A basic crew of IDI professionals will be retained to accomplish these tasks, with a substantial remainder of the workforce reassigned to our Butler and Whitley County facilities or to jobs at New Millennium Building Systems. All of these employees will be subject to recall by IDI. We believe these actions will result in the reduction of IDI's monthly operating loses by approximately $1.5 million, conserving our resources while allowing IDI the opportunity to assess its future options. Given these factors, we believe a future restart could be possible as early as next year.

On April 23, 2001, the U.S. Environmental Protection Agency's Environmental appeals board found "without merit" an opponent's appeal to our permit necessary to begin construction on our planned $310 million structural and rail facility located in Whitley County, Indiana. This decision enabled us to immediately commence construction activities on May 1st. Construction is progressing ahead of schedule. We anticipate commercial production to begin during early summer 2002. Upon completion, this facility will be utilized for the manufacture of structural steel beams, pilings and rails for the construction and railroad markets, providing us an opportunity for further production diversification and market penetration.

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

COST OF GOODS SOLD

Our cost of goods sold represents all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are:

                - Alloys                                       - Electricity
                - Natural gas                                  - Oxygen
                - Argon                                        - Electrodes
                - Steel scrap and scrap substitutes            - Depreciation
                - Direct and indirect labor and benefits

Steel scrap and scrap substitutes represent the most significant component of our cost of goods sold. Natural gas and electricity are also significant raw materials utilized at both our flat rolled mini-mill and within IDI's steel scrap substitute process.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Net Sales. Our net sales were $157.6 million, with total shipments of 516,000 net tons for the three months ended June 30, 2001, as compared to net sales of $190.7 million, with total shipments of 500,000 net tons for the three months ended June 30, 2000, a decrease in net sales of approximately $33.1 million, or 17%, and an increase in total shipments of approximately 16,000 net tons. Although, second quarter shipments increased by 3% in comparison to the same period in 2000, our second quarter 2001 average consolidated price per ton shipped decreased approximately $76, or 20%, in comparison to the same period last year, resulting in the significant decrease in our net sales. We believe that we will continue to see depressed pricing throughout much of 2001.

We sold approximately 20% and 24% of our net sales to Heidtman Steel Products, Inc (or affiliates) for the three months ended June 30, 2001 and 2000, respectively.

Cost of Goods Sold. Cost of goods sold was $132.1 million for the three months ended June 30, 2001, as compared to $138.8 million for the three months ended June 30, 2000, a decrease of $6.7 million, or 5%. Steel scrap represented approximately 45% and 52% of our total cost of goods sold for the three months ended June 30, 2001 and 2000, respectively. Our costs associated with steel scrap averaged $22 per ton less during the second quarter of 2001 than during the same period in 2000 and $1 per ton more than during the first quarter of 2001. We experienced a steady decline in scrap prices beginning the second quarter 2000 and throughout the first quarter 2001, with a flattening during the second quarter of 2001. We believe we will experience an increase in our scrap costs throughout the remainder of 2001.

As a percentage of net sales, cost of goods sold represented approximately 84% and 73% for the three months ended June 30, 2001 and 2000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.2 million for the three months ended June 30, 2001, as compared to $14.9 million for the three months ended June 30, 2000, a substantial portion of which, in both periods, was attributable to litigation costs associated with our Nakornthai Strip Mill Public Company Ltd. (NSM) litigation efforts and start-up costs associated with our construction projects. Start-up costs were $8.9 million, of which IDI represents $7.2 million (including $1.7 million of interest expense), for the three months ended June 30, 2001, as compared to $6.4 million for the three months ended June 30, 2000, an increase of $2.5 million, or 39%. As a percentage of net sales, selling, general and administrative expenses represented approximately 12% and 8% for the three months ended June 30, 2001 and 2000, respectively.

Interest Expense. Net interest expense was $4.2 million for the three months ended June 30, 2001, as compared to $5.0 million for the three months ended June 30, 2000. Gross interest expense was $7.2 million, of which $3.0 million was capitalized due to current construction projects for the three months ended June 30, 2001, as compared to gross interest expense of $7.8 million and capitalized interest of $2.7 million for the same period in 2000.

Other (Income) Expense. For the three months ended June 30, 2001, other income was $22,000, as compared to other expense of $1.3 million, which primarily represented the write-off of our remaining investment in NSM, for the three months ended June 30, 2000, an increase of 102%. We also recorded settlement costs, along with the offsetting insurance proceeds, related to our second quarter 2001 settlement of a portion of our NSM-related lawsuits.

Income Taxes. Our income tax provision was $1.2 million for the three months ended June 30, 2001, as compared to $11.6 million for the same period in 2000. This income tax provision reflects federal income tax expense at 35.1% and state income tax expense at 3.4%.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Net Sales. Our net sales were $311.7 million, with total shipments of 998,000 net tons for the six months ended June 30, 2001, as compared to net sales of $379.9 million, with total shipments of 1,011,000 net tons for the six months ended June 30, 2000, a decrease in net sales of approximately $68.2 million, or 18%, and a decrease in total shipments of approximately 13,000 net tons, or 1%. These decreases were the direct result of declining demand and over-supply, caused in significant part by our weakening economy and record high import levels. Our first half 2001 consolidated average sales price per ton decreased approximately $64, or 17%, in comparison to the same period last year, resulting in an 18% decline in net sales while only experiencing a 2% decrease in total shipments. The entire industry has experienced this pricing decline throughout the second half of 2000 and into 2001. We believe we will continue to see depressed pricing throughout much of 2001.

We sold approximately 18% and 22% of our net sales to Heidtman Steel Products, Inc (or affiliates) for the three months ended June 30, 2001 and 2000, respectively.

Cost of Goods Sold. Cost of goods sold was $260.7 million for the six months ended June 30, 2001, as compared to $284.0 million for the six months ended June 30, 2000, a decrease of $23.3 million, or 8%. Steel scrap represented approximately 44% and 54% of our total cost of goods sold for the six months ended June 30, 2001 and 2000, respectively. Our costs associated with steel scrap averaged $27 per ton less during the first half of 2001 than during the same period in 2000. As a percentage of net sales, cost of goods sold represented approximately 84% and 75% for the six months ended June 30, 2001 and 2000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.0 million for the six months ended June 30, 2001, as compared to $28.8 million for the six months ended June 30, 2000, a substantial portion of which, in both periods, was attributable to litigation costs associated with our NSM litigation efforts and start-up costs associated with our construction projects. Start-up costs were $14.0 million, of which IDI represents $11.0 million (including $1.7 million of interest expense), for the six months ended June 30, 2001, as compared to $12.5 million for the six months ended June 30, 2000, an increase of $1.5 million, or 12%. As a percentage of net sales, selling, general and administrative expenses represented approximately 10% and 8% for the six months ended June 30, 2001 and 2000, respectively.

Interest Expense. Net interest expense was $9.0 million for the six months ended June 30, 2001, as compared to $10.0 million for the six months ended June 30, 2000. Gross interest expense was $15.3 million, of which $6.3 million was capitalized due to current construction projects for the six months ended June 30, 2001, as compared to gross interest expense of $15.2 million and capitalized interest of $5.1 million for the same period in 2000.

Other (Income) Expense. For the six months ended June 30, 2001, other income was $226,000, as compared to other expense of $1.1 million, which primarily represented the write-off of our remaining investment in NSM for the six months ended June 30, 2000, an increase of 120%. We also recorded settlement costs, along with the offsetting insurance proceeds, related to our second quarter 2001 settlement of a portion of our NSM-related lawsuits.

Income Taxes. Our income tax provision was $4.0 million for the six months ended June 30, 2001, as compared to $21.8 million for the same period in 2000. This income tax provision reflects federal income tax expense at 35.1% and state income tax expense at 3.4%.

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

Cash Flows. For the six months ended June 30, 2001, cash provided by operating activities was $23.5 million, as compared to $20.3 million for the six months ended June 30, 2000, an increase of $3.2 million, or 16%. Cash used in investing activities was $24.8 million and $55.0 million for the six months ended June 30, 2001 and 2000, respectively, all of which substantially represented capital investments. Approximately 68% of our capital investment costs incurred during the first half of 2001 were utilized in site preparation, pre-construction activities and construction efforts related to the structural mill. Cash provided by financing activities was $9.3 million and $27.7 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $18.4 million, or 66%. This decline in additional funding resulted from lower capital expenditures and no stock repurchases during the first half of 2001.

Liquidity. We believe the principal indicators of our liquidity are cash position, remaining availability within our bank credit facilities and excess working capital. During the first half of 2001, our cash position increased $8.0 million, or 78%, to $18.2 million and our working capital position increased $12.1 million, or 7%, to $178.0 million, as compared to December 31, 2000. We have $577.8 million available under various senior bank credit facilities, of which $484.6 million, or 84% was drawn at June 30, 2001, resulting in a remaining availability of $93.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense. At June 30, 2001, no material changes had occurred related to our interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 2000.

                                     PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We incorporate by reference from Part I, Item III of our 2000 Form 10-K Annual Report, filed with the Securities and Exchange Commission on March 30, 2001, the description of our NSM-related legal proceedings. We were sued in a total of nine separate but related lawsuits, seeking aggregate compensatory damages of approximately $240 million, as well as punitive damages, in an unspecified amount, and treble damages in certain of the actions. The cases were brought in either state or federal courts against us and various investment banking firms, relating to a note offering in March 1998 by Nakornthai Strip Mill Public Company Ltd. ("NSM") and its investment bankers (the other co-defendants in the litigation).

During the second quarter, we settled four of the pending lawsuits, specifically Farallon Capital Partners, LP, et al. v. Gleacher & Co., Inc., et al (Case No. BC 215260 in the Superior Court of the State of California for the County of Los Angeles); Legg Mason Income Trust, Inc., et al. v. Gleacher & Co., Inc., et al. (Case No. BC 218294 in the Superior Court of the State of California for the County of Los Angeles), Merrill Lynch Global Allocation Fund, Inc., et al. v. Natwest Finance, Inc., et al. (Case No. MID-L-8457-99; in the Superior Court of New Jersey, Law Division-Middlesex County) and Turnberry Capital Partners, LP, et al. v. Natwest Finance, Inc. et al. (Case No. CV-99-0367917-S in the Superior Court for the Judicial District of Fairfield at Bridgeport, Connecticut). All settlements, to the extent, if any, of any monetary payments were fully funded by applicable insurance.

The remaining cases are still pending. In Gabriel Capital, LP, et al. v. Natwest Finance, Inc., et al., (Cause No. 99-CV-10488 (SAS) in the United States District Court for the Southern District of New York, plaintiffs' federal fraud claims brought under Section 10(b) and Rule 10b-5 of the federal securities laws as against Steel Dynamics have been dismissed, as have plaintiffs' common law fraud claims; but various state law claims for conspiracy and aiding and abetting remain in the case. A November 2001 trial date has been set in Gabriel. Steel Dynamics has filed a Motion for Summary Judgment in IDS Life Series Fund, Inc., et al. v. Gleacher NatWest Inc., et al. (Civil File No. 01-384 DSD/JMM in the United States District Court for the District of Minnesota, Fourth Division). No other trial dates have been scheduled, except as indicated, in the remaining lawsuits.

There is also a peripheral lawsuit pending in the Court of Common Pleas of Cuyahoga County (Cleveland) Ohio, in which John W. Schultes, the former president and chief executive officer of NSM, has sued us, McDonald Investments Inc., NSM McDonald Partnership, KeyCorp Finance, Inc., Enron North America Corp, ECT Thailand Investments, Inc., and NSM Management Co. LLC for damages, alleging that we bear contractual responsibility for causing his termination of employment and that we slandered his reputation. We deny that we have any liability to Mr. Schultes in connection with this lawsuit. We have filed a motion to dismiss in this case.

In an unrelated matter, H&M Industrial Services, Inc. filed an action on January 24, 2001, against our subsidiary Iron Dynamics, Inc. in the Circuit Court of Dekalb County, Indiana, Cause No. 17C01-0101-CP-016, asking for damages of $1,645,899 arising out of work allegedly performed by H&M, for which they claim they have not been paid, in connection with the construction of Iron Dynamics' new ironmaking facility in Butler, Indiana. We have denied all liability to H&M for any amount and believe that we have adequate defenses to such claims, both factually and legally, under the governing construction contracts and documents. Discovery is ongoing.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY MATTERS

The Annual Meeting of Shareholders was held on May 24, 2001. Proxies were solicited for the Annual Meeting in accordance with the requirements of the Securities Exchange Act 1934. At the Annual Meeting, the following occurred:

        [X] With respects to Item 1 in our Proxy Statement (Election of Directors):

                                                                         Shares Voted Against
                    Director                      Shares Voted For           or Withheld

                Keith E. Busse                       32,462,797                1,141,954
                Richard P. Teets, Jr.                33,039,422                  565,329
                Mark D. Millett                      33,039,422                  565,329
                Tracy L. Shellabarger                33,039,422                  565,329
                Leonard Rifkin                       33,205,827                  398,924
                John C. Bates                        33,207,327                  397,424
                Naoki Hidaka                         33,207,227                  397,524
                Dr. Jurgen Kolb                      33,207,327                  397,424
                Joseph D. Ruffolo                    33,205,787                  398,964
                Richard J. Freeland                  33,207,127                  397,624
                James E. Kelley                      33,205,677                  399,074

        [X] With respect to Item 2 in our Proxy Statement (Ratification of the Appointment of Independent Auditors) Ernst & Young LLP was approved as our independent auditors for the year 2001:

                        Shares Voted For                  31,408,441
                        Shares Voted Against               2,177,916
                        Abstentions                           18,394

        [X] With respect to Item 3 in our Proxy Statement (Approval of the Amended and Restated 1996 Incentive Stock Option Plan):

                        Shares Voted For                22,172,754
                        Shares Voted Against             6,185,099
                        Abstentions or No Votes          5,246,898


ITEM 5. OTHER INFORMATION

During July 2001, we entered into a Fourth Amendment to our senior secured Credit Agreement and a Second Amendment to our unsecured $50 million Credit Agreement with our lender banks, which allowed us, in our discretion, to loan additional funds to Iron Dynamics, Inc. At the same time, Iron Dynamics entered into an Eighth Amendment to its Credit Agreement with its lender banks, which
(i) permits IDI to borrow additional funds from us, (ii) defers for a year the applicability of certain financial requirements and covenants, and (iii) changes the regular interest payment date from quarterly payments to monthly payments. We also agreed to reduce our unborrowed commitment amount under our unsecured Credit Agreement down to $45 million from $50 million, and our lenders agreed to extend their commitment date under the unsecured Credit Agreement to July 2002.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits -

            *10.1a(3) Third Amendment to Credit Agreement between SDI and Mellon
                      Bank, N.A., et al; dated March 15, 2001.

            *10.1a(4) Fourth Amendment to Credit Agreement between SDI and
                      Mellon Bank, N.A., et al; dated July 20, 2001.

            *10.1b(7) Seventh Amendment to Credit Agreement between IDI and
                      Mellon Bank, N.A., et al; dated March 15, 2001.

            *10.1b(8) Eighth Amendment to Credit Agreement between IDI and
                      Mellon Bank, N.A., et al; dated July 20, 2001.

            *10.1c Credit Agreement between SDI and Mellon Bank, N.A., et al; dated May 5, 2000.

            *10.1c(1) First Amendment to Credit Agreement between SDI and Mellon
                      Bank, N.A., et al; dated March 15, 2001

            *10.1c(2) Consent and Agreement between SDI and Mellon Bank, N.A., et al; dated July 17, 2001.

            *10.19a   Amended and Restated 1996 Incentive Stock Option Plan

        (B) Reports on Form 8-K for the quarter ended June 30, 2001:

            None
            --------------------------------------------------------------------

*Filed herewith

Items 2 and 3 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 31, 2001

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