Form 10-Q
period 2001-09-30
STEEL DYNAMICS INC
filed 2001-11-08
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the period ended September 30, 2001

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

As of November 2, 2001, Registrant had outstanding shares of 45,741,712 Common Stock.

                              STEEL DYNAMICS, INC.
                                Table of Contents

                                                                                                     Page
                                                                                                     ----
                          PART I. Financial Information

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000...  1

          Consolidated Statements of Income for the three and nine-month periods ended
          September 30, 2001 and 2000 (unaudited)..................................................  2

          Consolidated Statements of Cash Flows for the three and nine-month periods ended
          September 30, 2001 and 2000 (unaudited)..................................................  3

          Notes to Consolidated Financial Statements...............................................  4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................................  7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............................  10

                           PART II. Other Information

Item 1.   Legal Proceedings........................................................................  11

Item 6.   Exhibits and Reports on Form 8-K.........................................................  12

          Signature................................................................................  13

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                            September 30      December 31
                                                                                               2001              2000
                                                                                            -----------       -----------
                                                                                            (unaudited)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ........................................................      $    14,803       $    10,184
    Accounts receivable, net .........................................................           79,840            82,838
    Accounts receivable-related parties ..............................................           17,651            20,148
    Inventories ......................................................................          114,247           106,745
    Deferred taxes ...................................................................           12,676            12,854
    Other current assets .............................................................            9,322             9,844
                                                                                            -----------       -----------
           Total current assets ......................................................          248,539           242,613

PROPERTY, PLANT, AND EQUIPMENT, NET ..................................................          824,497           807,322

RESTRICTED CASH ......................................................................            2,717             3,465

OTHER ASSETS .........................................................................           12,720            13,674
                                                                                            -----------       -----------

           TOTAL ASSETS ..............................................................      $ 1,088,473       $ 1,067,074
                                                                                            ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable .................................................................      $    25,411       $    18,874
    Accounts payable-related parties .................................................           18,043             9,114
    Accrued interest .................................................................            3,868             5,364
    Other accrued expenses ...........................................................           29,404            26,302
    Current maturities of long-term debt .............................................           93,726            17,044
                                                                                            -----------       -----------
           Total current liabilities .................................................          170,452            76,698

LONG-TERM DEBT, less current maturities ..............................................          440,530           515,476

DEFERRED TAXES .......................................................................           49,752            52,027

MINORITY INTEREST ....................................................................            4,950             4,089

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock voting, $.01 par value; 100,000,000 shares authorized;
      49,584,712 and 49,347,626 shares issued; and 45,741,712 and 45,504,626
      shares outstanding, as of September 30, 2001 and December 31, 2000, respectively              495               493
    Treasury stock, at cost; 3,843,000 shares ........................................          (46,526)          (46,526)
    Additional paid-in capital .......................................................          337,471           335,732
    Retained earnings ................................................................          137,543           129,085
    Other accumulated comprehensive loss .............................................           (6,194)               --
                                                                                            -----------       -----------
           Total stockholders' equity ................................................          422,789           418,784
                                                                                            -----------       -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................      $ 1,088,473       $ 1,067,074
                                                                                            ===========       ===========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                    Three Months Ended September 30        Nine Months Ended September 30
                                                    -------------------------------        ------------------------------
                                                       2001                  2000            2001                  2000
                                                    ---------             ---------       ---------             ---------
NET SALES:
    Unrelated parties ........................      $ 129,227             $ 129,049       $ 384,781             $ 426,625
    Related parties ..........................         27,580                31,216          83,751               113,549
                                                    ---------             ---------       ---------             ---------
        Total net sales ......................        156,807               160,265         468,532               540,174

Cost of goods sold ...........................        134,888               124,503         395,551               408,459
                                                    ---------             ---------       ---------             ---------
GROSS PROFIT .................................         21,919                35,762          72,981               131,715

Selling, general and administrative expenses .         12,821                12,185          44,799                40,965
                                                    ---------             ---------       ---------             ---------
OPERATING INCOME .............................          9,098                23,577          28,182                90,750

Interest expense .............................          5,201                 5,363          14,209                15,322
Other (income) expense, net ..................            446                  (216)            220                   907
                                                    ---------             ---------       ---------             ---------
INCOME BEFORE INCOME TAXES ...................          3,451                18,430          13,753                74,521

Income taxes .................................          1,329                 6,047           5,295                27,830
                                                    ---------             ---------       ---------             ---------

    NET INCOME ...............................      $   2,122             $  12,383       $   8,458             $  46,691
                                                    =========             =========       =========             =========


BASIC EARNINGS PER SHARE:
Net income per share .........................      $    0.05             $    0.27       $    0.19             $    0.99
                                                    =========             =========       =========             =========
Weighted average common shares outstanding ...         45,723                46,217          45,626                47,261
                                                    =========             =========       =========             =========

DILUTED EARNINGS PER SHARE:
Net income per share .........................      $    0.05             $    0.27       $    0.19             $    0.99
                                                    =========             =========       =========             =========
Weighted average common shares and
    share equivalents outstanding ............         45,929                46,359          45,842                47,423
                                                    =========             =========       =========             =========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Three Months Ended September 30    Nine Months Ended September 30
                                                              -------------------------------    ------------------------------
                                                                2001                   2000        2001                  2000
                                                              --------               --------    --------             ---------
OPERATING ACTIVITIES:
   Net income ..............................................  $  2,122               $ 12,383    $  8,458              $ 46,691
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization ........................    11,766                 10,866      35,605                34,223
      Deferred income taxes ................................    (1,784)                 7,235      (2,097)               16,614
      Minority interest ....................................       311                   (355)        861                 1,872
      Other accumulated comprehensive income ...............    (2,752)                    --      (6,194)                   --
      Changes in certain assets and liabilities:
         Accounts receivable ...............................     6,706                  6,099       5,495               (22,710)
         Inventories .......................................      (522)                 4,709      (7,502)              (20,281)
         Other assets ......................................    11,197                 (5,371)      1,543                (2,734)
         Accounts payable ..................................        64                 (7,168)     15,466                (8,012)
         Accrued expenses ..................................     2,680                    985       1,606                 4,049
                                                              --------               --------    --------              --------
         Net cash provided by operating activities .........    29,788                 29,383      53,241                49,712
                                                              --------               --------    --------              --------

INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment .............   (27,307)               (30,921)    (52,099)              (85,771)
   Other ...................................................        --                     --          --                  (108)
                                                              --------               --------    --------              --------
         Net cash used in investing activities .............   (27,307)               (30,921)    (52,099)              (85,879)
                                                              --------               --------    --------              --------

FINANCING ACTIVITIES:
   Issuance of long-term debt ..............................    11,483                 19,607      99,802                66,646
   Repayments of long-term debt ............................   (17,629)               (11,120)    (98,066)              (17,043)
   Issuance of common stock, net of expenses and proceeds
      and tax benefits from exercise of stock options ......       298                     39       1,741                   322
   Purchase of treasury stock ..............................        --                (12,048)         --               (25,756)
                                                              --------               --------    --------              --------
         Net cash provided by (used in) financing activities    (5,848)                (3,522)      3,477                24,169
                                                              --------               --------    --------              --------

Increase (decrease) in cash and cash equivalents ...........    (3,367)                (5,060)      4,619              (11,998)
Cash and cash equivalents at beginning of period ...........    18,170                  9,677      10,184                16,615
                                                              --------               --------    --------              --------
Cash and cash equivalents at end of period .................  $ 14,803               $  4,617    $ 14,803              $  4,617
                                                              ========               ========    ========              ========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
Cash paid for interest .....................................  $  8,781               $ 10,161    $ 27,087              $ 28,254
                                                              ========               ========    ========              ========
Cash paid for taxes ........................................  $    785               $  6,730    $  4,398              $ 17,708
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

2. INVENTORIES

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

                                              September 30         December 31
                                                  2001                 2000
                                              -------------        -----------

Raw Materials ..........................           $ 36,134           $ 39,302
Supplies ...............................             41,922             41,770
Work-in-progress .......................             10,421              7,916
Finished Goods .........................             25,770             17,757
                                                   --------           --------
                                                   $114,247           $106,745
                                                   ========           ========

3. EARNINGS PER SHARE

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted earnings per share for the company is solely attributable to the dilutive effect of stock options. The reconciliations of the weighted average common shares for basic and diluted earnings per share for the three and nine-month periods ended September 30 are as follows (in thousands):

                                                       Three Months Ended        Nine Months Ended
                                                      --------------------      -------------------
                                                        2001          2000        2001         2000
                                                      ------        ------      ------      -------
Basic weighted average common shares outstanding      45,723        46,217      45,626      47,261
Dilutive effect of stock options ...............         206           142         216         162
                                                      ------        ------      ------      ------
Diluted weighted average common shares
   and share equivalents outstanding ...........      45,929        46,359      45,842      47,423
                                                      ======        ======      ======      ======

4. COMPREHENSIVE INCOME

The following table presents the company's components of comprehensive income
(loss), net of related tax, for the three and nine-month periods ended September 30 (in thousands):

                                                     Three Months Ended               Nine Months Ended
                                                   ----------------------         -----------------------
                                                     2001          2000              2001          2000
                                                   ---------    ---------         --------       --------
Net income available to common shareholders...     $   2,122    $  12,383         $  8,458      $  46,691
Cumulative effect of an accounting change.....             -            -           (2,468)             -
Unrealized loss on derivative instrument......        (2,752)           -           (3,726)             -
                                                   ---------    ---------         --------       --------
Comprehensive income (loss)...................     $    (630)   $  12,383         $  2,264      $  46,691
                                                   =========-   =========         ========      =========

The company recorded a gain from hedging activities of approximately $41,000 for the three-month period ended September 30, 2001. For the nine months ended September 30, 2001, there has been a net effect of zero within the company's income statement.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT INFORMATION

The company has two operating segments: Steel Operations and Steel Scrap Substitute Operations. Steel Operations include all revenues from the flat roll mill facility, which produces and sells hot rolled, cold rolled, and galvanized sheet steel; and also includes all start-up costs associated with the structural and rail mill, which will produce structural steel and rail products. Steel Scrap Substitute Operations include revenues from Iron Dynamics, Inc., which will provide liquid pig iron to the company. In addition, Corporate and Eliminations include certain unallocated corporate accounts, such as SDI senior bank debt and certain other investments. The company's operations are primarily organized and managed by operating segment. The company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the operating segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and transfers are accounted for at standard prices and are eliminated in consolidation. Segment results for the three and nine-month periods ended September 30, are as follows (in thousands):


                                         Three Months Ended                   Nine Months Ended
                                     --------------------------          --------------------------
                                        2001            2000                2001            2000
                                     ---------        ---------          ---------        ---------
STEEL OPERATIONS
Net sales
    External                         $ 137,374        $ 155,409          $ 420,709        $ 535,318
    Other segments                      10,251            1,418             24,072            2,691
Operating income                        12,288           30,824             48,877          116,047
Assets                                 870,087          895,177            870,087          895,177

---------------------------------------------------------------------------------------------------
STEEL SCRAP SUBSTITUTE OPERATIONS
Net sales
    External                         $       -        $       -          $       -        $       -
    Other segments                           -              205              4,660            5,752
Operating loss                          (2,046)          (1,856)           (11,440)          (9,682)
Assets                                 155,106          135,943            155,106          135,943

---------------------------------------------------------------------------------------------------
CORPORATE AND ELIMINATIONS
Net sales
    External                         $  19,433        $   4,856          $  47,823        $   4,857
    Other segments                     (10,251)          (1,623)           (28,732)          (8,443)
Operating loss                          (1,144)          (5,391)            (9,255)         (15,615)
Assets                                  63,280           44,543             63,280           44,543

---------------------------------------------------------------------------------------------------
CONSOLIDATED
Net sales
    External                         $ 156,807        $ 160,265          $ 468,532        $ 540,174
Operating income                         9,098           23,577             28,182           90,750
Assets                               1,088,473        1,075,663          1,088,473        1,075,663

---------------------------------------------------------------------------------------------------

The external net sales of the company's Steel Operations include sales to Non-U.S. companies of $2.0 million and $938,000 for the three months ended September 30, 2001 and 2000, respectively, and $5.1 million and $9.0 million for the nine months ended September 30, 2001 and 2000, respectively.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

During 1999, Steel Dynamics, together with a number of investment banks, was sued for recissionary and compensatory damages of $240 million, as well as punitive damages and attorney fees, in various state and federal courts in 9 separate but related lawsuits. The lawsuits were brought by institutional purchasers in a 1998 note offering by certain investment banks on behalf of Nakornthai Strip Mill Public Co. Limited, the owner and operator of a steel mini-mill in Thailand for whom Steel Dynamics agreed to render certain post-offering technical and operational advisory services.

During the second and third quarters of 2001, the company settled seven of the nine pending lawsuits, without any admission of liability and, to the extent of any monetary payments, for amounts provided by our insurance carriers and within applicable insurance coverage. The remaining lawsuits are two consolidated Minnesota federal court cases, involving claims for approximately $41 million in compensatory damages, and an Illinois state court case involving claims for approximately $65 million in compensatory damages, in both cases together with punitive damages, interest and attorney fees and expenses. Discovery has been substantially completed in both cases. The company maintains that it was engaged solely to provide post-offering technical and operational advice and consultation services, that it was not an issuer, guarantor, underwriter or seller of any of the notes, and that it did not draft any of the offering materials. While the company believes that it has meritorious legal and factual defenses to these claims, and is vigorously defending itself in the remaining related actions, and while the company believes that it also has meritorious claims against one or more of the other co-defendants for some or all of the plaintiffs' claims, there can be no assurance as to the ultimate outcome with respect to any or all of such remaining lawsuits or that the company will not be found liable for all of the claimed damages in one or both of the cases. The company has expended substantially all of its available insurance coverage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those incorporated by reference herein from our Report on Form 10-K for the year ended December 31, 2000, set forth under "Forward Looking Statements" and under "Risk Factors That May Affect Future Operations", or in other reports filed with the Commission. You should read the following discussion in conjunction with the foregoing qualifications and in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2000 for a full understanding of our financial condition and results of operations.

OVERVIEW

Industry. During the first three quarters of 2001 and throughout much of the second half of 2000, we experienced historically low selling prices coupled with declining product orders. This market environment resulted from increased supply caused by record-high steel import levels and from decreased demand caused by the weakening economy. The severity of this imbalance is evident through the numerous bankruptcy filings witnessed within our industry during the past several years. We anticipate continued pricing pressure, throughout the remainder of 2001 and into the first half of 2002. We anticipate a strengthening of this market environment upon execution of the Bush Administration's trade actions against the previously mentioned unfairly traded steel imports. We fully expect the U.S. government to take the necessary actions to resolve this problem.

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

In addition to our flat-rolled mini-mill, we have a second facility operated by our subsidiary, Iron Dynamics, Inc (IDI). IDI involves the pioneering of a process to produce direct reduced iron, which is converted into liquid pig iron, a high quality steel scrap substitute for use in our flat-roll facility. On July 24, 2001, we announced that the re-start of IDI's ironmaking operations, which began in February, was halted, with no specific date set for resumption of actual production. During the second quarter of 2001, further technical success of IDI's ironmaking process was achieved, showing increasing yields of liquid pig iron and substantial improvements in metallization rates. However, the suspension of operations was the result of continued higher than expected start-up and process refinement costs, compounded by exceptionally high energy costs and low production quantities, resulting in higher unit costs. The steel scrap market is also currently experiencing historical pricing lows. Due to these current and unusual market factors, the cost to purchase and use steel scrap at our flat rolled mill is less than our cost to produce and use IDI's direct reduced iron, further supporting our belief that the current continuation of start-up operations at IDI is financially unwise, until the completion of certain additional IDI process and equipment refinements, along with what we anticipate to be a gradual lowering of energy costs and an eventual correction of the current scrap market price inversion in relation to scrap substitute costs. A basic crew of IDI professionals has been retained to accomplish these various process and equipment refinements and repairs, with a substantial remainder of the workforce reassigned to our Butler and Whitley County facilities or to jobs at New Millennium Building Systems. All of these employees are subject to recall by IDI. These actions have resulted in the reduction of IDI's monthly operating loses, conserving our resources while allowing IDI the opportunity to assess its future options.

During May 2001, we began construction of a $315 million structural steel and rail mini-mill located in Whitley County, Indiana. Construction is progressing ahead of schedule. We anticipate production to begin during early summer 2002. Upon completion, this facility will be utilized for the manufacture of structural steel beams, pilings and rails for the construction and railroad markets, providing us an opportunity for further production diversification and market penetration.

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

COST OF GOODS SOLD

Our cost of goods sold represents all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are:

      -- Alloys                                       -- Electricity
      -- Natural gas                                  -- Oxygen
      -- Argon                                        -- Electrodes
      -- Steel scrap and scrap substitutes            -- Depreciation
      -- Direct and indirect labor and benefits

Steel scrap and scrap substitutes represent the most significant component of our cost of goods sold. Natural gas and electricity are also significant raw materials utilized within our production processes.

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

INTEREST EXPENSE

Interest expense consists of interest associated with our senior credit facilities and other debt agreements as described in our notes to financial statements, net of capitalized interest costs that are related to construction expenditures during the construction period of capital projects.

OTHER (INCOME) EXPENSE

Other income consists of interest income earned on our cash balance and any other non-operating income activity. Other expense consists of any non-operating costs, including permanent impairments of reported investments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000 Net Sales. Our net sales were $156.8 million, with total shipments of 500,000 net tons for the three months ended September 30, 2001, as compared to net sales of $160.3 million, with total shipments of 485,000 net tons for the three months ended September 30, 2000, a decrease in net sales of approximately $3.5 million, or 2%, and an increase in total shipments of approximately 15,000 net tons. Although, third quarter shipments increased by 3% in comparison to the same period in 2000, our third quarter 2001 average consolidated price per ton shipped decreased approximately $16, or 5%, in comparison to the same period last year, resulting in the decrease in our net sales. We believe that we will continue to see depressed pricing throughout the remainder of 2001.

We sold approximately 17% and 19% of our consolidated net sales to Heidtman Steel Products, Inc (or affiliates) for the three months ended September 30, 2001 and 2000, respectively.

Cost of Goods Sold. Cost of goods sold was $134.9 million for the three months ended September 30, 2001, as compared to $124.5 million for the three months ended September 30, 2000, an increase of $10.4 million, or 8%. Steel scrap represented approximately 46% and 52% of our consolidated cost of goods sold for the three months ended September 30, 2001 and 2000, respectively. Our costs associated with steel scrap averaged $8 per ton less during the third quarter of 2001 than during the same period in 2000 and $5 per ton more than during the second quarter of 2001. We experienced a steady decline in scrap prices beginning the second quarter 2000 and throughout the first quarter 2001, with a flattening during the second quarter of 2001, and a slight increase during the third quarter of 2001. We believe we will experience a flattening to slight decrease in our scrap costs throughout the remainder of 2001.

As a percentage of net sales, cost of goods sold represented approximately 86% and 78% for the three months ended September 30, 2001 and 2000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.8 million for the three months ended September 30, 2001, as compared to $12.2 million for the three months ended September 30, 2000, a substantial portion of which, in both periods, was attributable to litigation costs associated with our Nakornthai Strip Mill Public Company Ltd.
(NSM) litigation efforts and start-up costs associated with our construction projects. Start-up costs were $2.4 million and $3.7 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $1.3 million, or 35%. As a percentage of net sales, selling, general and administrative expenses represented approximately 8% for the three months ended September 30, 2001 and 2000.

Interest Expense. Net interest expense was $5.2 million for the three months ended September 30, 2001, as compared to $5.4 million for the three months ended September 30, 2000. Gross interest expense was $8.4 million, of which $3.2 million was capitalized due to current construction projects for the three months ended September 30, 2001, as compared to gross interest expense of $8.5 million and capitalized interest of $3.1 million for the same period in 2000.

Other (Income) Expense. For the three months ended September 30, 2001, other expense was $446,000, which included our write-off of approximately $700,000 related to our investment in MetalSite, as compared to other income of $216,000 million, for the three months ended September 30, 2000, a decrease of $662,000, or 306%. We also recorded settlement costs, along with the offsetting insurance proceeds, related to our third quarter 2001 settlements of a portion of our NSM-related lawsuits.

Income Taxes. Our income tax provision was $1.3 million for the three months ended September 30, 2001, as compared to $6.0 million for the same period in 2000. This income tax provision reflects federal income tax expense at 35.1% and state income tax expense at 3.4%.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Our net sales were $468.5 million, with total shipments of 1,498,000 net tons for the nine months ended September 30, 2001, as compared to net sales of $540.2 million, with total shipments of 1,459,000 net tons for the nine months ended September 30, 2000, a decrease in net sales of approximately $71.7 million, or 13%, and an increase in total shipments of approximately 39,000 net tons, or 3%. This decrease in net sales was the direct result of declining demand and over-supply, caused in significant part by our weakening economy and record high import levels. During the first three quarters of 2001, our consolidated average sales price per ton decreased approximately $57, or 16%, in comparison to the same period last year, resulting in a 13% decline in net sales while experiencing a 3% increase in total shipments. The entire industry has experienced this pricing decline throughout the second half of 2000 and into 2001, and we believe we will continue to see depressed pricing throughout the remainder of 2001 and into the first half of 2002.

We sold approximately 18% and 21% of our net sales to Heidtman Steel Products, Inc (or affiliates) for the nine months ended September 30, 2001 and 2000, respectively.

Cost of Goods Sold. Cost of goods sold was $395.6 million for the nine months ended September 30, 2001, as compared to $408.5 million for the nine months ended September 30, 2000, a decrease of $12.9 million, or 3%. Steel scrap represented approximately 45% and 53% of our total cost of goods sold for the nine months ended September 30, 2001 and 2000, respectively. Our costs associated with steel scrap averaged $21 per ton less during the first three quarters of 2001 than during the same period in 2000. As a percentage of net sales, cost of goods sold represented approximately 84% and 76% for the nine months ended September 30, 2001 and 2000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $44.8 million for the nine months ended September 30, 2001, as compared to $41.0 million for the nine months ended September 30, 2000, a substantial portion of which, in both periods, was attributable to litigation costs associated with our NSM litigation efforts and start-up costs associated with our construction projects. Start-up costs were $16.4 million, of which IDI represents $11.0 million (including $1.7 million of interest expense), for the nine months ended September 30, 2001, as compared to $16.2 million for the nine months ended September 30, 2000, an increase of $200,000, or 1%. As a percentage of net sales, selling, general and administrative expenses represented approximately 10% and 8% for the nine months ended September 30, 2001 and 2000, respectively.

Interest Expense. Net interest expense was $14.2 million for the nine months ended September 30, 2001, as compared to $15.3 million for the nine months ended September 30, 2000. Gross interest expense was $26.7 million, of which $10.8 million was capitalized due to current construction projects for the nine months ended September 30, 2001, as compared to gross interest expense of $23.6 million and capitalized interest of $8.2 million for the same period in 2000.

Other (Income) Expense. For the nine months ended September 30, 2001 and 2000, other expense was $220,000 and $907,000, respectively, a decrease of $687,000 or, 76%. During the third quarter of 2001, other expense included our write-off of approximately $700,000 related to our investment in MetalSite. During the second quarter of 2000, other expense included our write-off of our remaining investment in NSM of approximately $1.4 million. We also recorded settlement costs, along with the offsetting insurance proceeds, related to our second and third quarter 2001 settlements of a portion of our NSM-related lawsuits.

Income Taxes. Our income tax provision was $5.3 million for the nine months ended September 30, 2001, as compared to $27.8 million for the same period in 2000. This income tax provision reflects federal income tax expense at 35.1% and state income tax expense at 3.4%.

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

Cash Flows. For the nine months ended September 30, 2001, cash provided by operating activities was $53.2 million, as compared to $49.7 million for the nine months ended September 30, 2000, an increase of $3.5 million, or 7%. Cash used in investing activities was $52.1 million and $85.9 million for the nine months ended September 30, 2001 and 2000, respectively, all of which substantially represented capital investments. Approximately 80% of our capital investment costs incurred during the first nine months of 2001 were utilized in construction efforts related to the structural mill. Cash provided by financing activities was $3.5 million and $24.2 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $20.7 million, or 86%. This decline in additional funding resulted from lower capital expenditures and no stock repurchases during 2001.

Liquidity. We believe the liquidity of our existing cash and cash equivalents, cash from operating activities and our available credit facilities will provide sufficient funding for our working capital and capital expenditure requirements during 2001. However, we may, if we believe circumstances warrant, increase our liquidity through the issuance of additional equity or debt to finance growth or take advantage of other business opportunities.

We believe the principal indicators of our liquidity are cash position, remaining availability within our bank credit facilities and excess working capital. During the first nine months of 2001, our cash position increased $4.6 million, or 45%, to $14.8 million and our working capital position decreased $62.8 million, or 38%, to $103.1 million, as compared to December 31, 2000. We have $577.4 million available under various senior bank credit facilities, of which $480.0 million, or 83% was drawn at September 30, 2001, resulting in a remaining availability of $97.4 million. At September 30, 2001, we reported Iron Dynamics' senior credit facility's outstanding balance of $59.4 million as a current liability in accordance with FAS 78 and EITF 86-30.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense. At September 30, 2001, no material changes had occurred related to our interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 2000.

                                     PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 1999, we were sued in a total of nine separate but related lawsuits, seeking compensatory damages of approximately $240 million, as well as punitive damages, in an unspecified amount, and treble damages in certain of the actions. The cases were brought in either state or federal courts in California, New York, New Jersey, Minnesota, Connecticut and Illinois by various institutional investors that purchased certain high yield notes issued in March 1998 by two affiliates of Nakornthai Strip Mill Public Company Limited, or NSM, a Thai owner and operator of a steel mini-mill project, and sold to investors by NSM's investment banks. The purchases were part of a U.S. $452 million financing sold to institutional investors and then resold by NatWest Capital Markets Limited, McDonald & Company Securities, Inc., PaineWebber Incorporated and ECT Securities Corp. Each of the lawsuits also named as defendants some of these investment banks and certain other persons involved in the sale of the notes, including various entities currently or formerly affiliated with National Westminster Bank, as well as McDonald Investments Inc. In addition, our president, Keith E. Busse, was named as a defendant in the New Jersey and Connecticut cases.

Although we were engaged solely to license technology and provide post-offering technical and operational advice and consultation services to the NSM mini-mill project, we were nonetheless sued on the basis of a variety of alleged state or federal statutory and common law claims. These claims posited that the plaintiffs were misled into purchasing the notes by reason of certain alleged misrepresentations or omissions in the offering materials, or at one or more of the "road shows" in connection with the offering. Mr. Busse attended some of the road shows. We denied any liability in connection with these cases, and we believe that we have and have had meritorious legal and factual defenses in each case and have vigorously defended these actions. We also believe that we have meritorious claims against one or more of the other co-defendants for all or a substantial portion of the claims being asserted by the plaintiffs against us. During the second and third quarters of 2001, we settled seven of the nine cases, without any admission of liability and, to the extent of any monetary payments, for amounts provided by our insurance carriers and within applicable insurance coverages.

There are still two pending cases, a consolidated Minnesota federal court case, IDS Bond Fund, Inc., et al. v. Gleacher NatWest, Inc., et al., filed in the United States District Court for the District of Minnesota, Fourth Division, in January 1999 as Civil File No. 99-116 MJD/JGL and IDS Life Series Fund, Inc. v. Gleacher NatWest, Inc., et al., filed in the United States District Court for the District of Minnesota, Fourth Division in March 2001, as Civil File No. 01-384 DSD/JMM, involving a claim for $41 million, and an Illinois state court case, Kemper High Yield Series - Kemper High Yield Fund, et al. v. Gleacher NatWest, Inc., et al, filed in the Circuit Court of Cook County, Illinois in November 1999 as Cause No. 99L13363, involving a claim for $65 million, including claims for interest and punitive damages in both cases. We cannot assure you as to the ultimate outcome with respect to these remaining cases or that we will not be found liable for damages in one or more of these cases. Moreover, we have now expended substantially all of our available insurance coverage. Discovery has been substantially completed in both cases. We have filed a Motion for Summary Judgment on all counts in the IDS case, which has been fully briefed but not yet argued. Dispositive motions are not yet due in the Kemper case. Neither of the cases has yet been set for trial.

There is also a peripheral lawsuit pending in the Court of Common Pleas of Cuyahoga County (Cleveland) Ohio, in which John W. Schultes, the former president and chief executive officer of NSM, has sued us, McDonald Investments Inc., NSM McDonald Partnership, KeyCorp Finance, Inc., Enron North America Corp, ECT Thailand Investments, Inc., and NSM Management Co. LLC for damages, alleging that we bear contractual responsibility for causing his termination of employment and that we slandered his reputation. We deny that we have any liability to Mr. Schultes in connection with this lawsuit. There can be no assurance, however, as to the ultimate outcome with respect to this lawsuit or that we will not be found liable for damages to Mr. Schultes. We have filed a motion to dismiss this lawsuit.

In an unrelated matter, H&M Industrial Services, Inc., formerly known as National Industrial Services, Inc., filed an action on January 24, 2001, against our subsidiary Iron Dynamics, Inc. in the Circuit Court of Dekalb County, Indiana, Cause No. 17C01-0101-CP-016. They are asking for damages of approximately $1.65 million arising out of work allegedly performed by H&M, for which they claim they have not been paid, in connection with the construction of Iron Dynamics' ironmaking facility. We have denied all liability to H&M for any amount and believe that we have adequate defenses to such claims, both factually and legally, under the governing construction contracts and documents.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   Exhibits -

      None

      (B)   Reports on Form 8-K for the quarter ended September 30, 2001:

      None

*Filed herewith

Items 2 through 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. November 7, 2001

                                            STEEL DYNAMICS, INC.


                                    By:  /s/ TRACY L. SHELLABARGER
                                    --------------------------------------------
                                             Tracy L. Shellabarger
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                           and Duly Authorized Officer)