Form 10-K405
period 2001-12-31
STEEL DYNAMICS INC
filed 2002-03-28
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock of $16.58 on March 21, 2002 as reported on the Nasdaq National Market, was approximately, $539,940,000.

As of March 21, 2002, Registrant had outstanding 46,860,569 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                              STEEL DYNAMICS, INC.

                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
Part I
         Item 1.   Business....................................................................      2
         Item 2.   Properties..................................................................     26
         Item 3.   Legal Proceedings...........................................................     26
         Item 4.   Submission of Matters to a Vote of Security Holders ........................     27


Part II
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......     27
         Item 6.   Selected Financial Data.....................................................     28
         Item 7.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations................................................     30
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................     36
         Item 8.   Consolidated Financial Statements...........................................     37
         Item 9.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosures.....................................     59


Part III
         Item 10.  Directors and Executive Officers of the Registrant..........................     59
         Item 11.  Executive Compensation......................................................     60
         Item 12.  Security Ownership of Certain Beneficial Owners and Management..............     62
         Item 13.  Certain Relationships and Related Transactions..............................     64


Part IV
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............     67

                                     PART I


THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS.

Throughout this report, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in press releases or oral statements made to the market by our officers or representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect historical facts. These expressions, which we generally precede or accompany by such typical conditional words as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project" or "expect," or by the words "may," "will," or "should," are intended to operate as "forward looking statements" of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act of 1934, as amended. That legislation protects such predictive statement by creating a "safe harbor" from liability in the event that a particular prediction does not turn out as anticipated.

Accordingly, many of the statements in this Annual Report on Form 10-K regarding the results of our operations, our business plans, our projects, our product developments, our anticipated financial needs or our financings are forward looking statements. By their very nature, forward looking statements involve some known and many unknown risks and uncertainties. Therefore, actual results, performance, or achievements may differ materially from those that may have been expressed or implied in such forward looking statements.

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

    - risks and uncertainties involving new products or new technologies, such as our Iron Dynamics ironmaking process, in which the product or process or certain critical elements thereof may not work at all, may not work as well as expected, or may turn out to be uneconomic even if they do work;

    - changes in the availability or cost of steel scrap, steel scrap substitute materials or other raw materials or supplies which we use in our production processes, as well as periodic fluctuations in the availability and cost of electricity, natural gas or other utilities;

    - the occurrence of unanticipated equipment failures and plant outages or incurrence of extraordinary operating expenses;

    - actions by our domestic and foreign competitors, including the addition or reduction of production capacity, or loss of business from one or more of our major customers or end-users;

    - labor unrest, work stoppages and/or strikes involving our own workforce, those of our important suppliers or customers, or those affecting the steel industry in general;

    - the effect of the elements upon our production or upon the production or needs of our important suppliers or customers;

    - the impact of, or changes in, environmental laws or in the application of other legal or regulatory requirements upon our production processes or costs of production or upon those of our suppliers or customers, including actions by government agencies, such as the U.S. Environmental Protection Agency or the Indiana Department of Environmental Management, on pending or future environmentally related construction or operating permits, such as the one affecting our Whitley County, Indiana structural steel and rail mini-mill;

    - pending, anticipated or unanticipated private or governmental liability claims or litigation, or the impact of any adverse outcome of any currently pending or future litigation on the adequacy of our reserves, the availability or adequacy of our insurance coverage, our financial well-being or our business and assets;

    - changes in interest rates or other borrowing costs, or the effect of existing loan covenants or restrictions upon the cost or availability of credit to fund operations or take advantage of other business opportunities;

    - changes in our business strategies or development plans which we may adopt or which may be brought about in response to actions by our suppliers or customers, and any difficulty or inability to successfully consummate or implement as planned any of our projects, acquisitions, joint ventures or strategic alliances; and

    - the impact of governmental approvals, litigation, construction delays, cost overruns or technology risk upon our ability to complete, start-up or continue to profitably operate a project, or to operate it as anticipated.

We also believe that you should read the many factors described in "Risk Factors" immediately following the section on "The Steel Industry" to better understand the risks and uncertainties inherent in our business and underlying any forward looking statements.

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


ITEM 1.  BUSINESS


                                   OUR COMPANY

OVERVIEW

We are one of the most profitable mini-mill steel producers in the United States in terms of operating profit per ton. We primarily own and operate a state-of-the-art, low-cost flat-rolled mini-mill located in Butler, Indiana. Our Butler mini-mill began commercial production in January 1996 and was constructed in only 14 months, representing what we believe is the shortest construction period ever for a facility of this kind. The mini-mill currently has an annual production capacity of 2.2 million tons. The total capital cost of our Butler mini-mill was $630.0 million, which we believe is significantly less than the cost of comparable mini-mills currently operating. Our Butler mini-mill produces a broad range of high quality hot-rolled, cold-rolled and coated steel products, including a large variety of high value-added and high margin specialty products such as thinner gauge rolled products and galvanized products. We sell our products directly to end-users, intermediate steel processors and service centers primarily in the Midwestern United States. Our products are used in numerous industry sectors, including the automotive, construction and commercial industries.

In May 2001, we began construction of a new state-of-the-art structural steel and rail mini-mill in Whitley County, Indiana. Our Whitley County mini-mill is designed to produce structural steel and rails at a higher quality and lower cost than comparable mini-mills. We expect to spend approximately $315.0 million to construct this mill, of which $230.3 million has been spent as of December 31, 2001, and we anticipate that it will have an annual production capacity of up to 1.3 million tons. We expect to commence production of structural steel during the second quarter of 2002 and rails during the first quarter of 2003. Our structural steel operation is designed to produce structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets. Our rail manufacturing operation is designed to produce a variety of standard and premium grade rails, including head-hardened rails, for the railroad industry as well as for rail contractors, transit districts and short-line railroads.

Through our joint venture, New Millennium Building Systems, LLC, we also produce and sell a broad range of steel joists, girders and trusses, as well as roof and floor decking materials for use in the construction of commercial, industrial and institutional buildings. New Millennium is seeking to position itself to be the premier, low-cost producer of these products. New Millennium began commercial production in July 2000, only seven months after the commencement of plant construction, and became profitable during its first six months of operation.

Throughout 2001, U.S. steel producers continued to face a difficult downturn in the U.S. steel industry. During the year, U.S. steel prices reached historical lows due to excessive imports of steel into the United States and a softening U.S. economy. Although we cannot assure you when the U.S. steel industry will recover, we believe that in recent months there have been positive indications of more favorable industry conditions and increased domestic steel prices. In particular, steel prices have benefited from (1) a reduction in imports, driven in part by recent and anticipated favorable rulings with respect to tariffs and quotas on foreign steel, (2) the continued reduction in domestic steel production capacity as a result of ongoing bankruptcies and shutdowns of other U.S. steel producers and a (3) strengthening of the overall U.S. economy and the need for end-users of steel products to replenish their depleted inventories. As a result of our efficient, low-cost operations, we have been able to maintain profitability for 2001 and believe that we are well-positioned to benefit from any improvements in the U.S. steel industry environment.

RECENT DEVELOPMENTS

         SETTLEMENT OF IRON DYNAMICS CREDIT AGREEMENT

On January 28, 2002, we entered into an agreement with a group of banks, which in 1997 had provided financing to our wholly-owned subsidiary, Iron Dynamics, Inc., to extinguish the entire $58.9 million debt owed by Iron Dynamics to these banks. Our settlement agreement requires us, among other things, to:

         (1) pay $15.0 million in cash to the Iron Dynamics lenders, which we did on February 1, 2002;

         (2) issue an aggregate of $22.0 million of our common stock, at market prices, in three installments, on March 1, 2002, which we did, on March 15, 2002, which we did, and on March 29, 2002, which we plan to complete on that date; and

         (3) make contingent future payments in an aggregate amount not to exceed the $22.0 million difference between the $58.9 million previously owed by Iron Dynamics and the $37.0 million aggregate of the cash and stock we agreed to pay, but only if Iron Dynamics resumes operations by January 27, 2007 and then only to the extent of half of Iron Dynamics positive cash flow as defined in the settlement agreement.

         REFINANCING

On March 26, 2002, we consummated a refinancing of our $450.0 million senior secured credit facility and our $45.0 million senior unsecured credit facility.

We entered into a new $350.0 million senior secured credit agreement, consisting of a $75.0 million revolving credit facility, with a term of five years, a $70.0 million term A loan, with a term of five years and a $205.0 million term B loan, with a term of six years, secured by liens and mortgages on substantially all of our personal and real property assets, by liens and mortgages on substantially all of the personal and real property assets of our wholly-owned subsidiaries which have also guaranteed our obligations under the new senior secured credit agreement.

We also issued $200.0 million of 9-1/2% unsecured Senior Notes, due 2009, pursuant to the provisions of Rule 144A under the Securities Act of 1933. We are obligated to use our best efforts to cause the notes to be registered no later than six months after the closing; and if we fail to accomplish this the annual interest rate on the notes will increase by .5% until we have complied with this registration obligation.

COMPETITIVE STRENGTHS

We believe that we have the following competitive strengths:

         ONE OF LOWEST COST PRODUCERS IN THE UNITED STATES

We believe that our facilities are among the lowest-cost steel manufacturing facilities in the United States, providing us with a significant competitive advantage over other U.S. steel producers. Operating profit per ton at our facilities was $65 and $23 in 2000 and 2001, respectively, which we believe compare favorably with our competitors. Our low operating costs are primarily a result of our:

         (1) efficient plant design and operations, which allow us to utilize a streamlined and more efficient steel making process, optimize our use of raw materials, and employ fewer workers;

         (2) high productivity rate of .4 man hours per ton at our Butler mini-mill (which is significantly lower than the rate for integrated steel producers which we believe is approximately
                  3.0 man hours per ton); and

         (3) strategic location near some of the largest supplies of scrap steel in the United States, which allows us to access low-cost sources of our primary raw materials due to lower transportation costs and other factors.

         EXPERIENCED MANAGEMENT TEAM AND UNIQUE CORPORATE CULTURE

Our senior management team is highly experienced and has a proven track record in the steel industry. Our senior management team pioneered the development of thin-slab flat-rolled technology and directed the construction and successful operation of the world's first thin-slab flat-rolled mini-mill in Crawfordsville, Indiana in the late 1980's. This management team also designed, built and commenced operation of our Butler mini-mill, under budget and in 14 months, which we believe is the shortest construction period ever for a facility of this kind. Our corporate culture is also unique for the steel industry and affects our employees at all levels. We emphasize decentralized decision-making and have established incentive compensation programs specifically designed to reward employee teams for their efforts towards enhancing productivity, improving profitability and controlling costs. Our stock option plan is available to all Steel Dynamics' employees.

         DIVERSIFIED PRODUCT MIX

We believe we have a broad and well-diversified mix of products. Our products include hot-rolled and cold-rolled steel products, galvanized sheet products, light gauge steel products, joists and deck materials. Our diversified mix of products allows us to access a broad range of end-user markets and serve a broad customer base. In addition, our diversity helps mitigate our exposure to cyclical downturns in any one product or end-user market. We will further diversify our product mix once we commence production of structural steel and rails at our Whitley County mini-mill.

         STRATEGIC GEOGRAPHIC LOCATIONS

The strategic locations of our facilities afford us close proximity to an abundant source of scrap materials and to our customer base. As a result, we realize significant pricing advantages due to freight savings for inbound scrap and other raw material resources as well as for outbound steel products destined for our flat-roll mini-mill customers. Our mini-mills are located in the Upper Midwest, a region which we believe accounts for a majority of the total scrap produced in the United States. Our Butler mini-mill is located within 300 miles of our major flat-rolled steel customers and in 2001, 74% of our sales were to customers within this area. Our Whitley County mini-mill is well located to serve markets in the Upper Midwest, Northeast and Canada. In addition, all of our facilities have ready access to other resources, such as gas, power and water, and excellent access to highway and rail transportation networks.

         STRATEGIC ALLIANCES

We believe that our strategic alliances with major suppliers and customers have provided our Butler mini-mill with access to a low-cost source of raw materials and to a stable customer base for our end-products. These alliances further enable us to operate on a low-cost and highly efficient basis. Our existing exclusive contract with OmniSource, which extends at least through December 31, 2002, obligates OmniSource to provide the Butler mini-mill with a secure supply of scrap at the lowest available market prices. We are currently reevaluating the extension of our exclusive relationship with OmniSource and considering establishing additional alliances with other major scrap suppliers. With respect to our customers, we have a long-term off-take contract with Heidtman to supply a minimum of 396,000 tons of flat-rolled steel each year over the next five years.

BUSINESS STRATEGY

Our objective is to use state-of-the-art technologies to produce a broad range of high-quality steel products at a low cost. Key elements of our strategy are:

         CONTINUE TO MAINTAIN LOW PRODUCTION COSTS

We are focused on continuing to maintain one of the lowest operating cost structures in the North American steel industry based upon operating cost per ton. We will continue to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit cost of production at each of our facilities. We will also seek to implement an efficient plant design at our Whitley County mini-mill to achieve a low cost of production for our structural steel and rail products. We believe that the initial capital construction costs of our Whitley County mini-mill will be among the lowest in the industry for such a facility.

         FOSTER ENTREPRENEURIAL CULTURE

We intend to continue to foster our entrepreneurial corporate culture and emphasize decentralized decision-making while rewarding teamwork, innovation and operating efficiency. We will also continue to focus on maintaining the effectiveness of our incentive bonus-based plans that are designed to enhance overall productivity and align the interests of our employees with our management and stockholders.

         INCREASE PRODUCTION OF VALUE-ADDED PRODUCTS

We have devoted a substantial portion of our efforts to the production of high value-added thinner gauge rolled products and galvanized products. The margins on these higher value-added products typically exceed those of the commodity grade and the number of producers that make them is more limited. In 2001, approximately 37% of the tons of steel we produced were high margin, light gauge steel products. We believe that our continued focus on producing value-added products will result in higher overall margins and greater cash flow, particularly in times of price pressure on commodity grades of steel.

         OFFER SUPERIOR PRODUCT QUALITY

We will continue to focus on offering superior product quality, which is a key factor in customer selection of a flat-rolled product supplier. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, our Butler mini-mill was one of the first U.S. flat-rolled mini-mills to achieve ISO 9002 and QS 9000 certifications. We believe that these certifications have enabled us to serve a broader range of customers and end-users which historically have been almost exclusively served by integrated steel producers.

         PURSUE SELECTIVE GROWTH OPPORTUNITIES

We will conservatively pursue selective growth opportunities where we can further improve our competitive position and realize an appropriate return on invested capital. In particular, we may seek to enter new steel markets in strategic geographic locations and produce new steel products that complement our existing product offerings. We may pursue these growth opportunities through greenfield projects, strategic alliances or acquisitions.

INDUSTRY SEGMENTS

Under Statement of Financial Accounting Standards No. 131 Disclosures About Segments of an Enterprise and Related Information, we operate in two business segments: Steel Operations and Steel Scrap Substitute Operations.

OUR OPERATIONS

         BUTLER FLAT-ROLLED MINI-MILL

Our Butler flat-rolled steel mini-mill manufactures hot-rolled, cold-rolled and coated steel products. It currently has an annual capacity of 2.2 million tons. We commenced construction of our Butler mini-mill in October 1994 and began production of commercial quality steel in January 1996 with an annual capacity of 1.4 million tons. At the end of 1997, we completed construction of a cold finishing mill contiguous to our Butler hot mill with an annual capacity of 1.0 million tons. In July 1998, we completed construction, installation and start-up of a second twin-shell melting furnace battery, thin-slab caster, tunnel furnace and coiler, increasing our mini-mill's annual production capacity to its current level of 2.2 million tons. This additional production capacity of hot-rolled steel also allows us to take full advantage of the 1.0 million ton rolling and finishing capacity of our cold mill.

         The Hot Mill.

Our hot-rolled mini-mill's electric arc furnace melting process begins with the charging of a furnace vessel with scrap steel, carbon and lime, or with a combination of scrap and a scrap substitute or alternative iron product. The furnace vessel's top is swung into place, electrodes are lowered into the furnace vessel through holes in the top of the furnace, and electricity is applied to melt the scrap. To the extent any liquid pig iron or other scrap substitutes are used, such material is typically introduced directly into the melt mix. We have two twin-shell electric arc melting furnaces that were built by Fuchs and have a combined annual production capacity in excess of 2.6 million tons. Our twin-shell furnace design substantially reduces power-off time melting and reduces tap-to-tap time (the length of time between successive melting cycles or heats) because when melting is being done on one vessel, we can tap the other vessel and refill it with scrap and steel scrap substitute to make it ready for the next melt. This results in more heats and greater productivity per shift. An additional advantage of our twin-shell design is that if there is a maintenance problem requiring work on one vessel, melting can proceed in the other vessel without interruption.

After exiting the furnaces, the liquid steel is transported in a ladle by overhead crane to an area commonly known as the ladle metallurgy station. At each metallurgy station, the steel is kept in a molten state while metallurgical testing, refining, alloying and desulfurizing takes place. We have three separate ladle metallurgy stations consisting of three furnaces and two desulfurization stations. Having a separate metallurgy station apart from the furnaces allows us to maximize the time that the furnaces can be used for melting scrap.

The liquid steel is then transported to one of our two continuous thin-slab casters where it is emptied into a tundish, or reservoir. This reservoir controls the flow of the liquid steel into a water-cooled copper-lined mold from which it then exits as an externally solid slab. Our casters were built by SMS Schloemann-Siemag AG and have a combined annual casting capacity of 2.3 million tons. We have also designed a special nozzle, which transfers the liquid steel from the reservoir into the mold, that results in increased productivity and product quality. The slab from the continuous caster is less than two-inches thick and proceeds directly into one of our two tunnel furnaces. The tunnel furnaces maintain and equalize the slab's temperature. The slab leaves the tunnel furnace and is descaled to remove surface scale prior to its rolling.

In the hot-rolling operation, the slab is progressively reduced in thickness. Our hot-rolling mill consists of a seven-stand rolling mill built by SMS Schloemann-Siemag AG. The mill is equipped with the latest electronic and hydraulic controls to control such things as gauge, shape, profile and exit speeds of the steel strip as it moves along the run-out table to help prevent thinner steel strip from cobbling. The seventh rolling stand which we added allows us to further roll our sheet steel to even thinner gauges, down to 1.0 mm, with excellent surface quality, and enables us to access markets previously available only to more costly cold finished material.

After exiting the hot-rolling mill, the rolled sheet steel is cooled and wound into coils. The coil form allows the strip to be easily handled and transported. We sell a portion of our hot band coil production directly to end-users or to intermediate steel processors or service centers, where they may be pickled, cold-rolled, annealed, tempered, or galvanized. The rest of our hot band coil production is directed to our cold mill where we add value to this product through our own pickling, cold-rolling, annealing, tempering or galvanizing processes.

Throughout the hot-rolling process, laser optical measuring equipment and multiple x-ray devices measure all strip dimensions, allowing adjustments to occur continuously and providing feedback information to the mill process controls and computers. The entire production process is monitored and controlled by both business and process computers. Production schedules are created based on order input information and transmitted to the mill computers by the plant business system. As the material is processed, operating and quality data are gathered and stored for analysis of operating performance and for documentation of product parameters to the customer. The system then coordinates and monitors the shipping process and prints all relevant paper work for shipping when the coil leaves the plant.

         The Cold Mill.

Our cold mill is located adjacent to our hot mill and produces products that require gauges, properties or surfaces that cannot be achieved in our hot mill. Cold-rolled sheet produced by us is hot-rolled sheet that has been further processed through a continuous pickle line and then successively passed through a rolling mill without reheating until the desired gauge and other physical properties have been achieved. Cold-rolling reduces gauge, hardens the steel and, when further processed through an annealing furnace and temper mill, improves uniformity, ductility and formability. Cold-rolling can also add a variety of finishes and textures to the surface of the steel.

Our cold-rolled mill process begins with hot-rolled product from our hot-rolling mill entering our continuous pickle line. At the entry end of the continuous pickle line, we have two reels to unwind coils and a welder to join the coils together. We unwind the coils on alternate reels and attach them end to end by the welder, creating a continuous strip through the pickle tanks. The center section of the 700-foot pickle line consists of a scale breaker/tension leveler, pickling tanks where the strip moves through a bath of hydrochloric acid that thoroughly cleans the strip in preparation for galvanizing and rolling operations, and rinse tanks. At the delivery end of the line there is a reel for recoiling the pickled product. After recoiling, each coil is stored in a central coil storage area. The design of the continuous pickle line allows for the production of a wide combination of gauges and widths on the light gauge steel supplied by the hot mill. The process equipment was supplied by Davy International, while the polypropylene pickling tanks were supplied by Allegheny Plastics.

From the central coil storage area, we move our coils in one of three directions. We can (1) ship pickled and oiled coils directly to customers from the continuous pickle line as finished product; (2) immediately galvanize some coils on the hot-rolled galvanizing line which is then sold as finished product; or (3) process coils through our cold-reversing mill.

Pickled and oiled coils that are not intended for immediate shipping or hot-rolled galvanizing are processed in our cold reversing mill. Our cold reversing mill was built by SMS Schloemann-Siemag AG and is one of only two semi-tandem two-stand reversing cold-rolling operations in the world. This configuration provides considerably higher throughput than a conventional single-stand reversing mill, yet also takes advantage of considerably lower equipment costs than the conventional four to six-stand tandem cold-rolling mill. The rolling mill is configured with multiple x-ray gauges, hydraulic bending systems, rolling solution controls, gauge controls and strip flatness controls used to produce an extremely high level of product quality parameters. The cold-rolling mill also uses a process control computer using sophisticated mathematical models to optimize both quality and throughput.

Product that exits the cold reversing mill can then be shipped as finished product, transported to our cold-rolled galvanizing line or transported to our batch annealing furnaces. In the cold-rolled galvanizing line, cold-rolled coils are heated in an annealing furnace and coated while still hot in a pot of molten zinc. As the coil leaves the pot, various coating controls ensure that the product matches the customer's requirements. The coils are then shipped as finished product. The cold-rolled galvanizing line and the hot-rolled galvanizing line are very similar, but the cold-rolled galvanizing line has a more elaborate and larger strip heating furnace that is required to anneal cold-rolled product. We designed our continuous pickle line and the two galvanizing lines concurrently and procured the equipment from the same manufacturer. As a result, the equipment of our three lines share a commonality of parts and we have been able to realize a high degree of flexibility and cost savings in the management of our spare parts.

Cold-rolled coils that do not require galvanizing proceed to our batch annealing furnaces. The batch annealing furnaces heat and then cool the coils in a controlled manner to reduce the hardness of the steel that is created in the cold-rolling process. The batch annealing furnaces heat the steel in a hydrogen environment that optimizes the efficiency of the heating process and produces a product that is superior to conventional batch annealing with regard to cleanliness and uniform metallurgical characteristics. Computer models determine and control the heating and cooling the coils based on current knowledge of heat transfers and steel characteristics.

Coils from the annealing furnaces are then temper-rolled and shipped as finished product. The temper mill consists of a single stand four-high rolling mill designed for relatively light reduction of the product. The temper mill introduces a small amount of hardness into the product and further enhances the overall flatness and surface quality of the product. The temper mill also has an x-ray gauge to monitor strip thickness. This mill was purchased concurrently with the two-stand cold-rolling mill from SMS Schloemann-Siemag AG and thus we have again been able to realize a high degree of flexibility and cost savings with regard to management of spare parts.

As with our hot mill, our cold mill is linked by means of business and process computers. We expanded our computer systems to comprehend order entry of the additional cold mill products, and we accomplish all of our line scheduling in the computer systems through schedules transmitted to the appropriate process related computers. We collect operating and quality data for analysis and quality control purposes, and for reporting product data to customers.

         WHITLEY COUNTY STRUCTURAL STEEL AND RAIL MINI-MILL

In May 2001, we began construction of our new state-of-the-art structural steel and rail mini-mill in Whitley County, Indiana to produce a variety of structural steel and rail products. We expect the structural steel and rail mini-mill to have a meltshop annual capacity of between 1.0 and 1.3 million tons, depending on product mix. We expect to be able to produce a variety of structural products, including structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, and a variety of standard and premium grade rail products, including head-hardened rails, for the railroad industry. This mini-mill is currently designed to produce structural steel shapes in the 6" through 36" range, with a planned focus on the mid-range of 8" through 24", but we have the flexibility to move efficiently between various sized structural steel products and between structural steel and rail products. We anticipate a start-up for the structural steel mill in the second quarter of 2002 and of initial rail production in the first quarter of 2003. We anticipate that our Whitley County structural steel and rail mini-mill will cost approximately $315.0 million, excluding capitalized interest costs. As of December 31, 2001, our total incurred capital costs, excluding capitalized interest costs, for this mini-mill were $230.3 million.

Our structural steel and rail mini-mill will melt scrap and scrap substitutes in an electric arc furnace much the same way as in our flat-rolled mini-mill. We currently plan to use a single shell furnace but have purchased and will install a second furnace, which will provide us with back-up melting capability in case of a furnace breakdown or periodic maintenance outage. We are only currently permitted to use one furnace at any given a time. While we plan to use 100% scrap as the primary raw material, the system will be configured to accept a liquid pig iron product should we someday decide to place an Iron Dynamics module at the Whitley County plant site. The furnace is being built by SMS Demag AG and includes features that are expected to permit us to employ more thermally efficient melting practices. The furnace will also feature a removable shell that is expected to enable us to do off-line repair and refractory relining, will come equipped with a unique quick-change roof configuration and will also feature a fast tap hole tube change configuration that is expected to speed up this periodic replacement process.

From the furnace the molten metal will then be transported from the furnace to a separate ladle metallurgy furnace where, as in the flat-rolled mini-mill, we will adjust the mix for temperature and chemistry. We will then take the liquid steel to a continuous caster, where, unlike our Butler mini-mill that produces a single strand of flat stock, our structural steel mini-mill caster will cast three strands, expandable to four, of blooms and beam blanks. The caster will utilize a curved mold that will produce five sizes of material--one bloom, which is rectangular shaped, and four beam blanks, which are dog bone shaped, in varying lengths of 17-48 feet. The caster design will accommodate a quick-change tundish nozzle system designed to optimize the continuous casting process and achieve a low operational cost per ton. The tundish bottoms are also designed to change from a bloom opening to any of four beam blank sizes to allow greater flexibility in product choice. The caster is being built by SMS Concast and is expected to be capable of producing 1.2 million tons per year in our initial set-up.

After exiting the mold, the multiple strands will continue through a series of sprays and roller supports to precisely cool and contain the cast shapes. Straightener rolls will then unbend the curved strands onto a horizontal pass-line, where they will be cut to length by automatic torches. We will then weigh the cast pieces and transport them either directly through a reheat furnace, built by A.C. Leadbetter, to a hot-rolling mill or into a storage area for rolling at a later time. In the hot-rolling mill, the product will pass through a breakdown stand where it will be rolled into either a structural steel product or a rail product, depending on the roll, configuration and number of passes. The product will then be transferred to a 3-stand tandem mill, which consists of a universal rougher, an edger and a universal finisher. The hot-rolling mill will be an advanced four-stand (all reversing) mill built by SMS Demag AG with an annual capacity of up to 1.6 million tons. The mini-mill is expected to be capable of producing wide flange beams from 6" x 4" to 36" x 12", standard beams, piling sections, M-shape sections, sheet piling, channels, car building shapes, bulb angles and zee's and rail sections.

Downstream of the hot-rolling mill, a hot saw will cut the structural steel or rail product to a maximum 246-foot length before it enters a cooling bed. After cooling, the structural steel products will be straightened on a roller straightener and cut to length as required by a particular order. The product is then piled and bundled and shipped as finished product.

For the production of rail products, our caster will be fitted with new molds and segments to cast the new 13" x 10" bloom required for rail production. We will also add electro magnetic stirring within the caster to improve surface quality and reduce internal cracking. The reheat furnace, which will heat the blooms to the proper rolling temperature, will also be fitted with automation changes for the charging and discharging machines. We will also operate additional descaling equipment prior to the rolling process, as well as a rail stamper and manipulator. Both vertical and horizontal straighteners will be used to produce a rail that is true along all axes. After straightening, the rail products are tested, cut to length and drilled. In our testing center, we will provide ultrasonic testing or the detection of internal defects, an eddy current machine to spot surface cracks, a profile gauge for dimensional accuracy, and a straightness/waviness measurement machine. We have installed the mini-mill's foundations to have the capability with the purchase and installation of additional cooling and handling equipment to manufacture 320-foot rail lengths, which are neither produced in nor imported into the U.S. or Canadian rail markets.

         IRON DYNAMICS STEEL SCRAP SUBSTITUTE FACILITY

Since 1997, Iron Dynamics has tried to develop and commercialize a pioneering process of producing a virgin form of iron that might serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. Historically, the price of steel scrap, as a commodity, has tended to be volatile, rising and falling with supply and demand and not always in lock step with or in proportion to the market price of new steel. Therefore, having a lower cost alternative source of virgin iron for a portion of a mini-mill's melt mix could be expected to partially buffer some of the anticipated effects of scrap price volatility. With the growing proportion of electric furnace steelmaking, both worldwide and domestically, we believe that developing a cost-effective alternate iron source to augment scrap, our primary raw material, makes good economic sense in the long run.

We initially funded our Iron Dynamics subsidiary by a $30.0 million equity investment. Iron Dynamics also secured a $65.0 million secured bank credit facility. Iron Dynamics established a plant site contiguous to and partially within our Butler, Indiana plant campus, and in October 1997 began construction of a facility for the production of direct reduced iron and liquid pig iron.

Direct reduced iron is a metallic product made from iron ore or iron ore "fines" that have been treated in a "direct reduction" furnace, such as a rotary hearth furnace, with either natural gas or coal to reduce the iron oxide to metallic iron. The method selected by Iron Dynamics is one that uses coal as the reducing agent. Liquid pig iron, the ultimate end product intended to be produced by Iron Dynamics, is a pure metal product produced by smelting the direct reduced iron in a submerged arc furnace. Our Iron Dynamics facility was designed and built for the production of direct reduced iron and its conversion into liquid pig iron. We initially estimated that the Iron Dynamics plant, as designed, would be capable of producing approximately 480,000 metric tons of liquid pig iron annually, all of which we planned to use in our own steelmaking operations.

The plant commenced initial start-up in August 1999. During this preliminary start-up, however, we encountered a number of significant equipment failures and design deficiencies, which required Iron Dynamics to undertake certain costly and time-consuming redesign, re-engineering and equipment replacement work and to operate this new facility at greatly reduced output levels. A design and retrofit program began in late 1999 and continued throughout 2000, during which time we produced only slightly over 33,000 metric tons of liquid pig iron during the first two quarters of 2000, or 14% of capacity.

In early July 2000, Iron Dynamics suspended operations to effect certain pre-planned repairs, including the installation of a new submerged arc furnace and a number of additional capital projects, including the installation of two hot briquetters, a new off-gas system for the submerged arc furnace, a sludge reclamation system, and a hot pan conveyance system. In March 2001, Iron Dynamics restarted the facility. However, while we believed that Iron Dynamics had corrected many of the deficiencies as a result of higher than expected start-up and process refinement costs, low production quantities, exceptionally high energy costs and historically low steel scrap pricing, we again suspended Iron Dynamics' ironmaking operations in July 2001, with no specific date set for resumption of actual production.

As of December 31, 2001, our equity investment in the Iron Dynamics project was $121.3 million, in addition to Iron Dynamics' own $58.9 million of indebtedness to its bank lenders. As of December 31, 2001, after giving effect to the Iron Dynamics credit agreement settlement transaction described in "Recent Developments," our equity investment in the Iron Dynamics project would have been $158.3 million.

We believe that even with additional development and refinement to the equipment, technology systems and processes, the Iron Dynamics facility may only be able to achieve monthly output levels between 75%-85% of our original estimates, resulting in higher unit costs than originally planned. We currently estimate that these developments and refinements would cost approximately $14.7 million, however, we are entitled to a $6.0 million credit from one of our equipment manufacturers in connection with these improvements. We are currently evaluating the entire project, its costs and its potential benefits. We cannot assure you that our Iron Dynamics facility will become operational again. In addition, if we do decide to recommence operations, we estimate that it will take at least 18 months before the facility is commercially operational. We refer you to "Risk Factors--Technology, operating and start-up risks associated with our Iron Dynamics scrap substitute project may prevent us from realizing the anticipated benefits from this project and could result in a loss of our investment" for additional information.

         NEW MILLENNIUM FACILITY

In September 1999, we and New Process Steel Holding Co., Inc., a major processor and distributor of coated flat-rolled products, organized New Millennium, an Indiana limited liability company. Our ownership interest is 46 1/2%, but our vote is determinative on all material matters requiring an affirmative vote, except for some matters relating to activities outside the ordinary course of business, which require a unanimous vote. At December 31, 2001, our financial investment in New Millennium was $5.0 million, and we have unconditionally guaranteed $3.4 million of the $19.6 million of debt outstanding under the New Millennium credit agreement.

New Millennium began construction of its manufacturing facility in Butler, Indiana, on its own site, in December 1999 and substantially completed the facility in the second quarter of 2000 for a total capital cost of approximately $23.0 million. New Millennium purchases rolled steel for its joist and deck operation from us as well as from third party steel suppliers. New Millennium operates in a 242,000 square foot facility on 96 acres in Butler, Indiana and ships its products to construction job sites. Outside freight companies complete transportation to the customer. New Millennium does not perform any construction work at the job site. New Millennium also operates a 17,000 square foot engineering and administrative office on its Butler site.

PRODUCTS AND CUSTOMERS

         BUTLER FLAT-ROLLED MINI-MILL

Products. Our Butler mini-mill produces hot-rolled products that include a variety of high quality mild and medium carbon and high strength low alloy hot-rolled bands in 40 inch to 62 inch widths and in thicknesses from .500 inch down to .080 inch. During each of 2000 and 2001, we produced 1.3 million tons of these hot-rolled products.

We also produce an array of lighter gauge hot-rolled products, ranging in thickness from .080 inch and thinner, including high strength low alloy 80,000 minimum yield and medium carbon steels made possible by the addition of our seventh hot-rolling stand. These products are suitable for automobile, truck, trailer and recreational vehicle parts and components, mechanical and structural steel tubing, gas and fluid transmission piping, metal building systems, rail cars, ships, barges, and other marine equipment, agricultural equipment and farm implements, lawn, garden, and recreation equipment, industrial machinery and shipping containers. We believe that our basic production hot band material has shape characteristics that exceed those of the other thin-slab flat-rolled mini-mills and compares favorably with those of the integrated mills. In addition, as a result of our lighter gauge hot-rolling capabilities, we are now able to produce hot-rolled hot-dipped galvanized and galvannealed steel products. These products are capable of replacing products that have traditionally only been available as more costly cold-rolled galvanized or cold-rolled galvannealed steel. During 2000 and 2001, we produced 677,000 and 751,000 tons of these lighter gauge hot-rolled products, respectively.

In our cold mill, we also produce hot-rolled pickled and oiled, hot-rolled hot dipped galvanized, hot-rolled galvannealed, cold-rolled hot dipped galvanized, cold-rolled galvannealed and fully processed cold-rolled sheet.

Customers. The following tables show information about the types of products we produced and the types of customers we sold to in 2000 and 2001:

                                                         2000         2001
                                                        ------       ------
PRODUCTS:
Hot band                                                    41%          40%
Pickled and oiled                                            8           12
Cold-rolled                                                 19           14
Hot-rolled galvanized                                       16           17
Cold-rolled galvanized                                      16           17
                                                        ------       ------
     Total                                                 100%         100%
                                                        ======       ======

CUSTOMERS:
Service center (including end-user intermediaries)          88%          82%
Pipe and tube                                                8            5
Original equipment manufacturer                              4           13
                                                        ------       ------
     Total                                                 100%         100%
                                                        ======       ======

During 2001, we sold our products to approximately 246 customers. In 2001, our largest customers were Heidtman Steel Products, Inc., Worthington Steel and Metals USA, which in the aggregate accounted for approximately 29% of our total net sales. Heidtman accounted, individually, for approximately 19%, 21% and 18% of our net sales in 1999, 2000 and 2001, respectively. Metals USA filed for Chapter 11 bankruptcy protection in on November 14, 2001 and received from the Bankruptcy Court final approval of a debtor-in-possession financing facility in January 2002. We recorded a charge of $3.4 million relating to the write-off of uncollectible accounts receivable associated with them.

Steel processors and service centers typically act as intermediaries between primary steel producers, such as us, and the many end-user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. Notwithstanding the completion of our cold mill and our increased utilization in our own cold finishing facility of a considerable portion of our hot band production, we expect that our intermediate steel processor and service center customers will remain an integral part of our customer base. Our sales outside the continental United States accounted for less than 2% of our total net sales in 2001.

         WHITLEY COUNTY STRUCTURAL STEEL AND RAIL MINI-MILL

Products. When our structural steel mini-mill is completed, we expect to have the capability to produce various structural steel products such as wide flange beams, American Standard beams, miscellaneous beams, "H" Piling material, sheet piling material, American Standard and miscellaneous channels, bulb angles, and "zee's." The following listing shows each of our proposed structural steel products and their intended markets:

         PROPOSED PRODUCT                                     PROPOSED MARKET
         Wide flange, American Standard and                   Framing and structural girders, columns, bridge stringers,
         miscellaneous beams.........................         ribs or stiffeners, machine bases or skids, truck parts,
                                                              and construction equipment, parts

         "H" Piling..................................         Foundational supports

         Sheet Piling................................         Temporary or permanent bulkhead walls, cofferdams, shore
                                                              protection structures, dams and core walls

         Channel sections............................         Diaphragms, stiffeners, ribs and components in built-up
                                                              sections

         Bulb angles and zee's.......................         Steel building components

Customers. We expect that the principal customers for our structural steel products will be steel service centers, steel fabricators and various manufacturers. Service centers, though not the ultimate end-user, provide valuable mill distribution functions to the fabricators and manufacturers, including small quantity sales, repackaging, cutting, preliminary processing and warehousing. We expect that a majority of our structural steel products will be sold to service centers.

The marketplace for steel rails in the United States and Canada is relatively small, approximately 800,000 tons in 2001, and specialized, with only approximately six Class 1 railroad purchasers: Burlington Northern/Santa Fe, Union Pacific, Canadian Pacific

Railway, Norfolk Southern, CSX Transportation and Canadian National Railway. These purchasers account for approximately 600,000 tons of annual production. Rail contractors, transit districts and short-line railroads purchase the rest of the rail products.

We intend to produce rail in standard and premium or head-hardened grades, in a range of weights from 115 lbs. per yard to 141 lbs. per yard, in length from the traditional 80 feet up to 240 feet initially and, ultimately, to 320 feet. We also intend to weld these 240/320 foot rails into 1,600 foot strings for delivery to the installation site. Such long strings offer substantial savings both in terms of initial capital cost and through reduced maintenance. In contrast, current production of rail in the United States, and available imported rail, is limited to 80-foot lengths, as a result of existing plant layout restrictions and the physical limitations of ocean freight. The more welded joints there are in a mile of track, the greater the maintenance cost to the railroad due to excessive wear and fatigue cracking at the welds.

         NEW MILLENNIUM FACILITY

Products. New Millennium fabricates trusses, girders, steel joist and steel decking for the construction industry. Specifically, New Millennium manufactures a complete line of joist products, including bowstring, arched, scissor, double-pitched and single-pitched joists. Decking products include a full range of roof, form, and composite floor decks.

Customers. New Millennium's primary customers are non-residential contractors. Significant portions of New Millennium's sales are to customers from outside Indiana, with a concentration in the Upper Midwest area of the United States. We believe that the Upper Midwest presently enjoys the highest non-residential building spending in the country.

COMPETITION

         BUTLER FLAT-ROLLED MINI-MILL

Our hot-rolled products compete with many North American integrated hot-rolled coil producers, such as National Steel Corporation's plants near Detroit, Michigan and Granite City, Illinois; Ispat Inland Inc.'s plant in East Chicago, Indiana; Bethlehem Steel Corporation's plants in Burns Harbor, Indiana and Sparrows Point, Maryland; U.S. Steel's plants in Gary, Indiana, Dravosburg, Pennsylvania and Fairfield, Alabama; and AK Steel Corporation's plant in Middletown, Ohio. We also compete with companies that convert steel slabs into sheet steel, such as Duferco Steel in Farrell, Pennsylvania. Our hot-rolled products also compete with the products of a number of hot-rolled mini-mills, such as Nucor Corporation's plants in Crawfordsville, Indiana, Hickman, Arkansas and Berkeley, South Carolina; Gallatin Steel Company's plant in Ghent, Kentucky; and North Star BHP Steel LLC's plant in Delta, Ohio. These mini-mills have low cost structures and flexible production capabilities that are more akin to ours than to those of the integrated producers.

With the exception of Gallatin Steel, we compete with these same producers for the sale of our cold-rolled and coated products. We also compete with a number of companies, such as Worthington Steel of Columbus, Ohio, Winner Steel of Youngstown, Ohio and Metaltech of Pittsburgh, Pennsylvania, which buy their hot-rolled or cold-rolled bands from other producers and then convert them into products that are competitive with ours.

         WHITLEY COUNTY STRUCTURAL STEEL AND RAIL MINI-MILL

Our structural steel products will compete with a sizable number of electric arc furnace structural steelmakers, some of which have cost structures and flexible management cultures similar to our own. Notable competitors will include Nucor Steel in Berkeley, South Carolina; Nucor-Yamato Steel in Blytheville, Arkansas; and TXI-Chaparral Steel in Midlothian, Texas and in Petersburg, Virginia. There are also a number of smaller competitors, including Ameristeel in Cartersville, Georgia; Bayou Steel in Laplace, Louisiana; and J&L Structural Steel in Aliquippa, Pennsylvania. The Nucor mini-mills and the TXI-Chaparral mini-mills account for over 89% of the tons produced in North America in 2001. We also believe, however, that both geography and product choice will play significant roles. We believe that most of Canada's structural steel consumption is also located on Canada's eastern seaboard. Moreover, we intend to provide a broad product mix, focusing on the mid-range and larger section served only by Nucor Yamato Steel and TXI-Chaparral from locations more remote than our mini-mill.

The rail market is presently principally served by two producers: Rocky Mountain Steel, a division of Oregon Steel Mills, Inc. in Pueblo, Colorado, and Pennsylvania Steel Technologies, a subsidiary of Bethlehem Steel Corporation in Steelton, Pennsylvania. Each of these producers has the capability to produce either standard or premium rail, although neither is equipped to produce rail in 240-foot or 320-foot lengths as we will do. Our rail products will compete with these producers. Our rail products will also compete with similar products from a number of high quality integrated and electric furnace steel producers in Europe and Asia, including British Steel, Voest-Alpine Schienen, Nippon Steel and NKK.

         NEW MILLENNIUM FACILITY

New Millennium's main competitors at a national level are Vulcraft, a division of Nucor; Canam; and SMI, a division of Commercial Metals. New Millennium also has a number of competitors on a regional basis, located in the Upper Midwest, including Canam, Socar and Gooder-Henderson, as well as several local suppliers with facilities located in Pittsburgh, Cleveland, Detroit, Indianapolis, Chicago and Milwaukee. We believe that New Millennium has several advantages over its competitors, including lower material and freight costs, as well as excellent product quality.

SOURCES AND AVAILABILITY OF SCRAP AND SCRAP SUBSTITUTE

Our principal raw material is scrap metal derived from, among other sources, junked automobiles, industrial scrap, railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines.

         SCRAP

Scrap is the single most important raw material used in our steelmaking process. The percentage of scrap used in our steelmaking operations may decline somewhat in future years, depending upon the proportion of scrap substitute products that may be used from time to time. Currently, scrap substitute products are not cost competitive with steel scrap.

As it relates to final product quality, electric arc furnace steel producers, such as us, can normally only tolerate a maximum .2% level of residual materials such as non-ferrous metallic contamination from copper, nickel, tin, chromium, and molybdenum, which, once having been dissolved into steel cannot be refined out. In order for the scrap melt to provide this level of quality under present circumstances, the mill must use approximately 60% of "low residual" scrap or an equivalent material. Such low residual scrap generally takes the form of No. 1 dealer bundles, No. 1 factory bundles, busheling, and clips. We may then use various grades of higher residual, and thus less expensive, scrap, which can be blended with low residual scrap to keep within impurity tolerances.

Many variables impact scrap prices, the most critical of which is U.S. steel production. Generally, as steel demand increases, so do scrap demand and resulting prices. The reverse is also normally but not always true, with scrap prices following steel prices downward where supply exceeds demand. During late 2000, the flood of imported steel, much of it unfairly traded, resulted in sharply reduced new steel production with corresponding decreases in the need for, and thus the price of, scrap. This corresponding decrease in the price of scrap mitigated somewhat the impact of sharply declining prices for our new steel products during 2000 and 2001 and enabled us to maintain some modest profit margins despite the severe market dislocation. The precipitous decline in scrap prices in 1999 and 2000 caused dealers to retain their inventories and to withhold them from sale, thus causing some short-term supply shortages even in the face of a supply/demand inversion at the consumer levels.

Nonetheless, we believe that the demand for low residual scrap will rise more rapidly than the supply in the coming years, especially with the increased number of electric arc furnace mini-mills that have been built or commenced operations in recent years. As a result, in order to maintain an available supply of scrap at competitive market prices, we seek to maintain a strong and dependable source through which to purchase scrap of all grades, including low residual scrap, and have been attempting to develop our own "captive" scrap substitutes supply.

Since our inception, we have insured a stable scrap supply for our Butler mini-mill through an exclusive scrap supply agreement with OmniSource, which extends at least through December 31, 2002. We are currently re-evaluating the extension of our exclusive relationship with OmniSource and are considering establishing additional alliances with other major scrap suppliers.

         SCRAP SUBSTITUTES

Direct reduced iron, hot briquetted iron and pig iron can substitute for a limited portion of the steel scrap used in electric furnace mini-mill steel production. Historically, we have used a relatively small percentage of scrap substitutes in our melt mix. In 2001, the percentage of scrap substitutes we used in our melt mix was 15% by weight, mainly solid and generally imported pig iron. During 2001, we purchased approximately 232,000 tons of solid pig iron, of the 1.7 million tons of metallics that we purchased. We also bought minimal quantities of direct reduced iron and hot briquetted iron. All of these scrap substitute purchases were made on the spot market at prevailing market prices, and we do not anticipate any difficulty in the future in purchasing whatever quantities we wish, if any, of these materials.

During 2001, prior to the July shutdown of operations, we purchased 22,000 metric tons of Iron Dynamics' liquid pig iron. We have an "off-take" agreement with Iron Dynamics that obligates us to purchase Iron Dynamics' output of liquid pig iron, generally at a market based formula price, but this agreement is only operative if and to the extent that Iron Dynamics is able to produce liquid pig iron meeting the product specifications prescribed by us in the agreement.

ENERGY RESOURCES

         ELECTRICITY

With respect to our Butler mini-mill, our electric service contract with American Electric Power extends through December 31, 2007. The contract designates only 185 hours annually as "interruptible service" during 2001 and these interruptible hours further decrease annually through expiration of the agreement. The contract also provides us that the circumstances necessary to warrant any hours of service interruptions must be of an emergency nature and not related to price and demand. The contract also establishes an agreed fixed rate for the rest of our electrical usage. Interruptible service subjects us to the risk of interruption at any time in the operation of the AEP system, whether as a result of an AEP peak demand, or even if AEP were able to obtain a higher market price from an alternate buyer.

With respect to our Whitley County structural steel and rail mini-mill, the plant site is located within the service territory of Northeast Indiana R.E.M.C., a rural electric cooperative and a member of the Wabash Valley Power Association. We have not yet finalized any electricity supply arrangements for this mini-mill, but, once finalized, we will be required to arrange power transmission over lines owned by American Electric Power.

         GAS

We use approximately 9,000 to 11,000 decatherms of natural gas per day in our Butler flat-rolled mini-mill. A decatherm is equivalent to 1 million BTUs or 1,000 cubic feet of natural gas. We have a delivery contract on the Panhandle Eastern Pipeline that extends through April 2008 relating to our Butler mini-mill. We also have a delivery contract with NIPSCO/NIFL/Crossroads that extends through October 2005 relating to our Butler mini-mill. We maintain a liquid propane storage facility on site in Butler with sufficient reserves to sustain operations at our flat-rolled mini-mill for approximately one week in the event of an interruption in the natural gas supply.

With respect to our structural steel and rail mini-mill, we have entered into an agreement with NIPSCO for gas service under its Rate Schedule 330, which will provide firm burnertip supply and transportation service for all natural gas requirements at this mini-mill. The agreement includes a volume-dependent transportation fee and forgoes all balancing charges. This agreement precludes the need for a separate pipeline transportation agreement. The agreement is for a period of three years, beginning with the first use of gas in production. We anticipate purchasing gas at market prices at commencement of operations. However, we expect to minimize price volatility by entering into hedging transactions on the futures markets.

         OTHER

We use oxygen, nitrogen, hydrogen and argon for production purposes, which for our Butler mini-mill, we purchase from the adjacent plant of Air Products and Chemicals, Inc. Air Products uses its plant not only to supply us but also to provide oxygen and other gases to other industrial customers. As a result, we have been able to effect very favorable oxygen and other gas purchase prices on the basis of Air Products' volume production. Praxair, Inc. is building a similar facility within our Whitley County mini-mill. Praxair will be a captive facility to our Whitley County mini-mill.

PATENTS AND TRADEMARKS

We have a trademark for the mark "SDI" and an accompanying design of a steel coil and a chevron. Our Iron Dynamics subsidiary has filed five patent applications with the U.S. Patent and Trademark Office relating to its methods of producing low sulfur liquid pig iron. As of the date of this filing, we have received three of those patents.

RESEARCH AND DEVELOPMENT

At the present time, we engage in no third party research and development activities. Our Iron Dynamics subsidiary, however, has been engaged in research and development efforts in connection with its attempts to develop a process for the production of direct reduced iron and the conversion of that product into liquid pig iron. Most of this research and development effort has been conducted in-house by Iron Dynamics' officers and employees.

ENVIRONMENTAL MATTERS

Our operations are subject to substantial and evolving environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water, noise control and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. In particular, we are dependent upon both state and federal permits regulating discharges into the air or into the water in order to be permitted to operate our facilities. We believe that in all current respects our facilities are in material compliance with all provisions of federal and state laws concerning the environment and we do not believe that future compliance with such provisions will have a material adverse effect on our results of operations, cash flows or financial condition. Since environmental laws and regulations are becoming increasingly stringent and the subject of increasingly vigorous enforcement, our environmental capital expenditures and costs for environmental compliance will likely increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The cost for current and future environmental compliance may also place U.S. steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations.

Pursuant to the Resource Conservation and Recovery Act, or RCRA, which governs the treatment, handling and disposal of solid and hazardous wastes, the United States Environmental Protection Agency, or U.S. EPA, and authorized state environmental agencies conduct inspections of RCRA regulated facilities to identify areas where there may have been releases of solid or hazardous constituents into the environment and order the facilities to take corrective action to remediate any such releases. Our steelmaking facilities are subject to RCRA inspections by environmental regulators. While we cannot predict the future actions of these regulators, the potential exists for required corrective action at these facilities, the costs of which could be substantial.

Under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the U.S. EPA and, in some instances, private parties have the authority to impose joint and several liability for the remediation of contaminated properties upon generators of waste, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. Many states, including Indiana, have statutes and regulatory authorities similar to CERCLA and to the U.S. EPA. We have a number of waste hauling agreements with various contractors, including a hazardous waste hauling agreement with Autumn Industries. We also have a hazardous waste disposal agreement with Envirosafe Services of Ohio, Inc. to properly dispose of our electric arc furnace dust and other waste products of steelmaking. However, we cannot assure you that, even though there has been no fault by us, we may not still be cited as a waste generator by reason of an environmental clean up at a site to which our waste products were transported.

         WHITLEY COUNTY MINI-MILL AIR PERMIT

There is a pending U.S. EPA administrative enforcement action alleging that the company began actual construction of the Whitley mini-mill before it had received full approval of the prevention of significant deterioration, or PSD, permit. Actual construction of the Whitley mini-mill was not allowed to begin until its PSD air permit became effective on April 23, 2001, although certain site preparation activities were permissible beforehand. The company believes that the Whitley mini-mill site activities were and are in material compliance with the applicable laws and regulations and have provided information to the U.S. EPA, which we believe demonstrates our compliance. Nevertheless, the February 16, 2001 U.S. EPA Notice of Violation relating to this matter has not yet been resolved, and we cannot predict what the outcome will be or when it may be reached. As with any enforcement action, substantial monetary fines and penalties are possible.

         BUTLER MINI-MILL RELEASE REPORTING

On September 27, 2001, the U.S. EPA sent the company a pre-filing notice letter alleging certain reporting violations of the Emergency Planning and Community Right-to-Know Act, or EPCRA, and of CERCLA. Under these laws, releases of regulated chemicals above set threshold quantities must be reported immediately. The allegations stem from one or more accidental releases of spent pickle liquor on the Butler mini-mill site and into adjacent waterways in January 1999. U.S. EPA's letter indicates the agency is seeking $145,200 in civil penalties, although that amount is subject to change. On October 31, 2001, the company responded to the allegations. This matter is ongoing, and the outcome and timing of this contemplated enforcement action cannot be predicted at this time.

         BUTLER MINI-MILL AIR EMISSIONS

There is also a pending U.S. EPA September 27, 2001 Notice of Violation alleging a number of air emissions-related violations at the Butler mini-mill between July 1996 and May 2000. The company met with U.S. EPA on November 15, 2001, to discuss the issues raised in the Notice of Violation. The U.S. EPA has not disclosed the amount of civil penalties it is seeking. As with any ongoing administrative enforcement action, the company cannot predict what the outcome will be or when it may be reached.

EMPLOYEES

Our work force consisted of 676 employees at December 31, 2001, excluding employees then employed by New Millennium and Paragon Steel Enterprises. Neither Steel Dynamics', New Millennium's or Paragon Steel Enterprises' employees are represented by labor unions. We believe that our relationship with our employees is good.

                               THE STEEL INDUSTRY

OVERVIEW

The U.S. steel industry has historically been and continues to be highly cyclical in nature, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity and levels of steel imports and applicable tariffs. The steel industry has also been affected by various company-specific factors, such as a company's ability or inability to adapt to technological change, plant inefficiency and high labor costs.

During the second half of 2000, throughout 2001 and thus far in 2002, the U.S. steel industry has been experiencing its second downward cycle in three years, largely as a result of increased imports of steel at depressed prices, weak economic conditions and excess global steel production capacity. Moreover, even though more than 20 U.S. steelmakers have entered bankruptcy since 1997, including Bethlehem Steel, LTV Steel, Wheeling-Pittsburgh Steel, Heartland Steel, Geneva Steel, Northwestern Steel, Gulf States Steel, Acme Metals, Qualitech Steel, GS Technologies and others, some companies have emerged from bankruptcy reorganization with reduced costs, thus enabling these producers to maintain an artificially low pricing structure.

ANTI-DUMPING INITIATIVES

U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, but is also substantially affected by the relative strength of foreign economies and fluctuation in the value of the U.S. dollar against foreign currencies, with steel imports tending to increase when the value of the dollar is strong in relation to foreign currencies. The situation has been exacerbated by reason of a weakening of certain economies, particularly in Eastern Europe, Asia and Latin America. Because of the ownership, control or subsidization of some foreign steel producers by their governments, decisions by such producers with respect to their production, sales and pricing decisions are often influenced to a greater degree by political and economic policy consideration than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. Since 1998, when imports of hot-rolled and cold-rolled products increased 43% compared to the prior year, domestic steel producers, including us, have been adversely affected by illegally "dumped" imported steel. Dumping involves selling a product below cost or for less than in the exporter's home country and is a violation of U.S. trade laws. Most foreign markets are less open than the U.S. market, allowing foreign producers to maintain higher prices in their own markets, while dumping excess production at lower and often subsidized prices into the U.S. market.

         HOT-ROLLED

In September 1998, eleven U.S. steel companies, including us, as well as two labor unions, filed anti-dumping complaints with the ITC and the U.S. Department of Commerce against hot-rolled coiled steel imports from Japan, Russia and Brazil, seeking determinations that those three countries were dumping hot-rolled carbon steel in the U.S. market at below fair market prices. The group also filed a subsidy, or countervailing duty, complaint against Brazil.

In April 1999, the Department of Commerce issued a final determination that imports of hot-rolled steel from Japan were dumped at margins ranging from 17% to 65%, and in June 1999, the ITC reached a final determination that imports of hot-rolled sheet from Japan caused injury to the U.S. steel industry. As a consequence, the Department of Commerce issued an anti-dumping order against imports from Japan.

In July 1999, the Department of Commerce also issued suspension agreements and final anti-dumping duty determinations as to imports of hot-rolled sheet from Brazil and Russia. "Suspension" agreements generally impose price and/or quantity restrictions on imports from the subject country for the purpose of removing the injurious impact of the dumping or subsidies and are often negotiated with the subject country either in lieu of the imposition of anti-dumping or countervailing duties or as an alternate remedy to suspend a previously imposed duty. In February 2002, the Department of Commerce, having found violations of the suspension agreement by Brazilian producers, revoked the agreement and reimposed dumping duties of 48%.

While we and the U.S. steel industry benefited from these rulings, with hot-rolled sheet imports from these three countries, which accounted for approximately 70% of 1998's hot-rolled import tonnage, declining by approximately 90%, the benefit was significantly thwarted by the shifting of imports to hot-rolled sheet from countries other than Japan, Russia and Brazil, which increased significantly during 2000. Therefore, in November 2000, we joined three other mini-mills and four integrated producers and filed anti-dumping cases against imports of hot-rolled sheet from 11 countries (Argentina, India, Indonesia, Kazakhstan, the Netherlands, the People's Republic of China, Romania, South Africa, Taiwan, Thailand and Ukraine) and countervailing duty cases against five countries (Argentina, India, Indonesia, South Africa and Thailand). On August 17, 2001, the ITC made final affirmative injury determinations on imports of hot-rolled steel from Argentina and South Africa, and the Department of Commerce imposed anti-dumping duty orders of 40-45% on hot-rolled steel imported from Argentina and 9.3% on hot-rolled steel imported from South Africa. On September 23, 2001, the Department of Commerce issued the following final dumping margins: on hot-rolled steel imported from India--29-43%, Indonesia--48%, Kazakhstan--243.5%, the Netherlands--3%, China--64-91%, Romania--17-80%, Taiwan--20-29%, Thailand--4-20% and Ukraine--90%. In addition, the Department of Commerce issued the following final countervailing duties on hot-rolled steel imported from the following countries: India--8-32%, Indonesia--10%, South Africa--6.3% and Thailand--2.4%. The ITC made final affirmative injury determinations on these remaining cases in November 2001, and the Department of Commerce imposed anti-dumping duty orders. These orders will remain in effect for at least five years, subject to annual administrative review. At the end of five years, the ITC will conduct a sunset review.

         COLD-ROLLED

In June 1999, we, together with other domestic producers and the United Steel Workers of America, also filed a complaint with the ITC and the Department of Commerce seeking a determination that cold-rolled steel products from Argentina, Brazil, China, Indonesia, Japan, Slovakia, South Africa, Taiwan, Thailand, Turkey, and Venezuela were being dumped in the U.S. market at below fair market prices. On July 19, 1999, the ITC made unanimous affirmative preliminary determinations of a reasonable indication of injury by reason of such imports. The Department of Commerce announced preliminary dumping determinations, which required the posting of dumping duties in November and December of 1999. In January 2000, the Department of Commerce issued a determination that imports of cold-rolled steel from six of the countries were dumped at margins ranging from 17% to 81%. We were ultimately not successful in these cold-rolled cases, however, and on March 3, 2000 and thereafter, the ITC made negative final injury determinations against these eleven countries, ruling that the industry was not being injured by these imports. These negative outcomes resulted in a resurgence of dumped cold-rolled imports in the second half of 2000 and depressed cold-rolled prices caused by these unfair practices. As a consequence of the approximate 50% increase in imports of cold-rolled sheet steel from 20 countries during the first half of 2001, at prices averaging $50 or more below their 1998 prices that the Department of Commerce had determined at that time to have been dumped, we, together with Nucor, United States Steel, Bethlehem, LTV, National, Weirton and WCI, brought anti-dumping petitions on September 28, 2001 against imports from these 20 countries and countervailing duty petitions against five countries. These countries, including Argentina, Australia, Belgium, Brazil, China, France, Germany, India, Japan, South Korea, the Netherlands, New Zealand, Russia, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey and Venezuela, represented nearly 80% of the imported cold-rolled sheet. In a preliminary ruling in November 2001, the ITC found in favor of the petitioners but will not make its final injury determination until August-October 2002. The Department of Commerce is expected to announce its preliminary determinations in the countervailing duty cases in February 2002 and in the anti-dumping cases in April 2002. While we cannot predict the outcome of these cases, we believe that affirmative determinations would likely benefit us, while negative determinations would likely lead to continued high levels of imports of cold-rolled products at unfairly traded prices and could also lead to an oversupply condition in the hot-rolled market, despite import relief, as cold-rolled producers cut back on their purchase of hot-rolled sheet.

         STRUCTURAL STEEL AND RAIL

In addition to the various hot and cold flat-rolled steel cases, a number of structural steel producers have prosecuted anti-dumping cases against imports of structural steel. In July 1999, Nucor-Yamato, TXI-Chaparral, and Northwestern Steel and Wire filed anti-dumping cases on imports of structural steel products from Japan and Korea. In April 2000, the Department of Commerce found duties of 32-65% on imports from Japan and 15-45% on imports from Korea. In June 2000, in a 6-0 vote, the ITC found injury, or threat of injury, to the U.S. structural steel industry and the Department of Commerce imposed anti-dumping duty orders. These orders will remain in effect for at least five years, subject to annual administrative review. At the end of five years, the ITC will conduct a sunset review. In May 2001, a coalition of U.S. structural steel beam producers filed anti-dumping petitions with the Department of Commerce and the ITC, alleging that imports of structural steel beams from eight other countries, China, Germany, Italy, Luxembourg, Russia, South Africa, Spain and Taiwan, are being sold at less than fair value and are causing or threatening to cause material injury to the U.S. structural steel beam industry. The petitions seek the imposition of anti-dumping duties ranging from 35% to 160%. The Department of Commerce has recently made its preliminary determinations with respect to sales at less than fair value. The preliminary results are mixed, with high duties applicable to China and Russia and moderate duties applicable to Germany, South Africa, and Taiwan. However, the Department of Commerce has preliminarily found that imports of structural steel beams from Italy, Luxembourg, and Spain are not being sold at less than fair value in the United States. The Department of Commerce's final determinations are due by May 10, 2002. We cannot assure you that the Department of Commerce will make a final determination of sales at less than fair value for any of the countries mentioned above.

There are anti-dumping duty and countervailing duty orders against imports of rails from Canada. However, there are currently no Canadian steel makers producing rails. There are no anti-dumping duty or countervailing duty orders outstanding against imports of rails from any other country nor are there any current investigations.

SECTION 201 INVESTIGATION

On June 5, 2001, President Bush announced a three-part program to address the excessive imports of steel that have been depressing markets in the United States. The program involves (1) negotiations with foreign governments seeking near-term elimination of inefficient excess steel production capacity throughout the world, (2) negotiations with foreign governments to establish rules that will govern steel trade in the future and eliminate subsidies, and (3) an investigation by the ITC under Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the United States in such quantities as to be a substantial cause of serious injury to the U.S. steel industry. Therefore, on June 22, 2001, the Bush Administration requested that the ITC initiate an investigation under Section 201 of the Trade Act of 1974. Products included in the request are in the following categories, subject to exclusion of certain products:

         (1)      carbon and alloy flat products;

         (2)      carbon and alloy long products;

         (3)      carbon and alloy pipe and tube; and

         (4)      stainless steel and alloy tool steel products.

         HOT-ROLLED, COLD-ROLLED AND COATED

On October 22, 2001, in the first step of the three-step Section 201 process, the ITC ruled that approximately 80% of the U.S. steel industry suffered material injury due to imported steel products, including carbon and alloy hot-rolled, cold-rolled, coated and semi-finished slab products. Of the 33 steel products included in the petition brought by the U.S. Trade Representative and President Bush, 12 products, including the products we produce, were affirmed for injury by unanimous 6-0 votes. On December 7, 2001, in the second step of the process, the ITC recommended tariffs of approximately 20%-40% as well as tariff quotas in some cases, and these recommendations were transmitted to President Bush for final action. On March 5, 2002, in the third and final step of the Section 201 process, President Bush imposed a three year tariff of 30% for the first year, 24% for the second year and 18% for the third year on imports of hot-rolled, cold-rolled and coated sheet. He also imposed a tariff of 15% for the first year, 12% for the second year and 9% for the third year on imports of tubular steel products, and a tariff on imported steel slabs of 30%, 24% and 18% in the first, second and third years, respectively, on tons in excess of an annual quota of 5.4 million in 2002, 5.9 million in 2003 and 6.4 million in 2004. Free Trade Agreement countries of the United States, principally Canada and Mexico, are excluded from the tariffs, as are "developing countries" that, in the aggregate, account for less than 3% of imported steel. These Section 201 remedies are cumulative with any existing tariffs or quotas in the anti-dumping cases. They are also directed at products rather than the countries that produce those products, thereby providing some import relief even if some steel products find their way to exporting countries not covered by anti-dumping margin or countervailing duty orders.

The President's decision to implement a Section 201 remedy is not appealable to U.S. courts. However, foreign governments may appeal to the WTO. The European Union has already given notice of appeal to the United States, and Japan, Korea, Brazil and China, among others, are expected to join in such appeals. These dispute settlement proceedings at the WTO and further appeals to the Appellate Body of the WTO generally take 15-24 months. There is a risk that rulings adverse to the United States could result in the President changing the remedy or terminating the remedy prior to the full three years, although any such modification would apply only prospectively.

         STRUCTURAL STEEL AND RAIL

By a vote of 4-2, the ITC determined on October 22, 2001, that structural steel and rails were not being imported into the United States in such increased quantities as to be a substantial cause of serious injury or the threat of serious injury to the U.S. industry. Consequently, the U.S. structural steel and rail producers will not be directly eligible for any relief proposed by the President as a result of the Section 201 investigations. The ITC determined that the U.S. structural steel and rail industry was not seriously injured primarily because of its "double-digit operating margins," and positive performance trends including, increased capacity and shipments, higher employment and new investment. With regard to threat of injury, the ITC found that the existing orders and the pending investigations made future increases in imports unlikely.

INTEGRATED MILLS VERSUS MINI-MILLS

There are generally two kinds of primary steel producers, "integrated mills" and "mini-mills." We are a mini-mill producer.

Steel manufacturing by an "integrated" producer involves a series of distinct but related processes, often separated in time and in plant geography. The process involves ironmaking followed by steelmaking, followed by billet or slab making, followed by reheating and further rolling into steel plate or bar, or flat-rolling into sheet steel or coil. These processes may, in turn, be followed by various finishing processes (including cold-rolling) or various coating processes (including galvanizing). In integrated producer steelmaking, coal is converted to coke in a coke oven, then combined in a blast furnace with iron ore (or pellets) and limestone to produce pig iron, and then combined with scrap in a "basic oxygen" or other furnace to produce raw or liquid steel. Once produced, the liquid steel is metallurgically refined and then either poured as ingots for later reheating and processing or transported to a continuous caster for casting into a billet or slab, which is then further shaped or rolled into its final form. Typically, though not always, and whether by design or as a result of downsizing or re-configuration, many of these processes take place in separate and remote facilities.

In contrast, a mini-mill, such as our Butler mini-mill, uses an electric arc furnace to directly melt scrap or scrap substitutes, thus entirely eliminating the energy-intensive blast furnace. A mini-mill unifies the melting, casting and the hot-rolling into a continuous process. The melting process begins with the charging of a furnace vessel with scrap steel, carbon and lime, following which the furnace vessel's top is swung into place, electrodes are lowered into the furnace vessel through holes in top of the furnace, and electricity is applied to melt the scrap. The liquid steel is then checked for chemistry and the necessary metallurgical adjustments are made, typically while the steel is still in the melting furnace or, if the plant has a separate staging area for that process (as our Butler mini-mill does), the liquid steel is transported to an area, commonly known as a ladle metallurgy station. From there, the liquid steel is transported to a continuous caster, which consists of a turret, a tundish (a type of reservoir which controls the flow of liquid steel) and a water-cooled copper-lined mold. The liquid steel passes through the continuous caster and exits as an externally solid slab. The slab is then cut to length and proceeds directly into a tunnel furnace, which maintains and equalizes the slab's temperature. After leaving the tunnel furnace, the slab is descaled and then it proceeds into the first stand of a rolling mill operation. In the rolling process, the steel is progressively reduced in thickness. The final product is wound into coil and may be sold either directly to end-users or to intermediate steel processors or service centers, where it may be pickled, cold-rolled, annealed, tempered or galvanized.

As a group, mini-mills are generally characterized by lower costs of production and higher productivity than integrated mills. This is due, in part, to lower capital costs and to lower operating costs resulting from their streamlined melting process and smaller, more efficient plant layouts. Moreover, mini-mills have tended to employ a management culture, such as ours, that emphasizes flexible, incentive-oriented non-union labor practices and have tended to be more willing to adapt to newer and more innovative management styles that encourage decentralized decision-making. The smaller plant size of a mini-mill also permits greater flexibility in the choice of location for the mini-mill in order to optimize access to scrap supply, energy costs, infrastructure and markets, as is the case with our Butler mini-mill. Furthermore, a mini-mill's more efficient plant size and layout, which incorporates the melt shop, metallurgical station, casting, and rolling in a unified continuous flow under the same roof, have reduced or eliminated costly re-handling and re-heating of partially finished product. They have also adapted quickly to the use of new and cost-effective equipment, thereby translating technological advances in the industry into efficient production.

THE FLAT-ROLLED STEEL MARKET

The flat-rolled steel market represents the largest steel product group, accounting for approximately 68.8 million net tons, or 65% of the total 1999 U.S. steel shipments of approximately 106.2 million net tons and 71.2 million net tons, or 65% of the total 2000 U.S. steel shipments of approximately 109.1 million net tons. Flat-rolled products consist of hot-rolled, cold-rolled and coated sheet and coil.

The following table shows the U.S. shipments of flat-rolled steel, in net tons, by hot-rolled, cold-rolled and coated production, as reported by the American Iron and Steel Institute, for the five years from 1996 through 2000.

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                               1996         1997         1998         1999         2000
                                              ------       ------       ------       ------       ------
                                                                 (MILLIONS OF NET TONS)
U.S. SHIPMENTS:
Hot-Rolled(1)                                   27.1         29.0         25.3         27.7         29.3
Cold-Rolled(2)                                  15.8         15.2         15.8         16.8         18.0
Coated(3)                                       20.7         22.0         22.8         24.3         23.9
                                              ------       ------       ------       ------       ------
     Total                                      63.6         66.2         64.0         68.8         71.2
                                              ======       ======       ======       ======       ======
Percentage of Total U.S. Steel Shipments          63%          63%          62%          65%          65%


(1)      Includes pipe/tube, sheet, strip and plate in coils.

(2)      Includes blackplate, sheet, strip and electrical.

(3) Includes tin coated, hot dipped, galvanized, electrogalvanized and all other metallic coated.


         HOT-ROLLED PRODUCTS

All coiled flat-rolled steel is initially hot-rolled, a process that consists of passing a cast slab through a multi-stand rolling mill to reduce its thickness to less than 1/2 inch. Hot-rolled steel is minimally processed steel coil that is used in the manufacture of various non-surface critical applications, such as automobile suspension arms, frames, wheels, and other unexposed parts in auto and truck bodies, agricultural equipment, construction products, machinery, tubing, pipe, tools, lawn care products and guard rails.

         COLD-ROLLED PRODUCTS

Cold-rolled steel is hot-rolled steel that has been further processed through a pickler and then successively passed through a rolling mill without reheating until the desired gauge, or thickness, and other physical properties have been achieved. Cold-rolling reduces gauge and hardens the steel and, when further processed through an annealing furnace and a temper mill, improves uniformity, ductility and formability. Cold-rolling can also impart various surface finishes and textures. Cold-rolled steel is used in exposed steel applications that demand higher surface quality or finish, such as exposed automobile and appliance panels. As a result, cold-rolled prices are typically higher than hot-rolled prices. Typically, cold-rolled material is coated or painted.

         COATED PRODUCTS

Coated steel can be either hot-rolled or cold-rolled steel that has been coated with zinc to render it corrosion-resistant and to improve its paintability. Hot-dipped galvanized, galvannealed, electro-galvanized and aluminized products are types of coated steels. These are also the highest value-added sheet products because they require the greatest degree of processing and tend to have the strictest quality requirements. Coated steel is used in high volume applications, such as automobiles, household appliances, roofing and siding, heating and air conditioning equipment, air ducts, switch boxes, chimney flues, awnings, garbage cans and food containers.

THE STRUCTURAL STEEL MARKET

The structural steel market is a relatively small part of total U.S. steel shipments. In 1999 and 2000, structural steel shipments were 5.7 million tons, which represents 5% of the total steel market, and 6.7 million tons, which represents 6% of the total steel market, respectively. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials, which has occurred at a relatively constant rate of 50% over the five years from 1996 through 2000.

THE RAIL MARKET

Rail shipments in 2000 were approximately 810,000 tons, with standard rail averaging 80% of the market over 1998, 1999 and 2000 and premium or head-hardened rail averaging 20% over 1998, 1999 and 2000. Increased rail hardness results in a longer lasting product and is achieved by quenching hot rail with either air or water or by changing rail chemistry through the addition of alloys. Harder rail is more costly. Rail is produced in or imported into the U.S. and Canadian markets in standard lengths of 39 to 80 feet, mainly due to the limitations of existing North American rail production equipment and plant layouts, as well as the size limitations of ocean freighters with respect to imports. As a result, in order to produce the 1,600-foot rail "strings" desired by railroads, 20 80-foot rail sections are required to be welded together. Each weld is costly to make and adds installation and periodic maintenance costs.

Of the total annual shipments of rail in 2000, approximately 75% was produced by the two remaining U.S. rail producers and 25% was imported, mainly from Japan and from Europe. There are currently no Canadian rail producers.

                                  RISK FACTORS

In addition to the various factors described under "Forward Looking Statements" that could affect our future financial condition or operating results, the following section should be read concerning various additional risks applicable to our industry and our business.

RISKS RELATED TO OUR INDUSTRY

         IMPORTS OF STEEL INTO THE UNITED STATES HAVE ADVERSELY AFFECTED, AND CONTINUE TO ADVERSELY AFFECT, U.S. STEEL PRICES, WHICH IN TURN HAS ADVERSELY AFFECTED OUR MARGINS AND RESULTS OF OPERATIONS

U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, but it has increased as certain foreign economies, particularly in Eastern Europe, Asia and Latin America, have weakened. The economic difficulties in these countries have resulted in lower local demand for steel products and increased steel exports to the United States at depressed prices. To the extent that these economic difficulties continue, there could be continued downward pressure on U.S. steel prices from imports that will have an adverse effect upon our margins and results of operations.

In addition, we believe the downward pressure on, and depressed levels of, U.S. steel prices have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. We believe that since 1998, when imports of hot-rolled and cold-rolled products increased 43% compared to the prior year, domestic steel producers, including us, have been adversely affected by unfairly priced or "dumped" imported steel. We refer you to "Industry Overview" for additional information.

         INTENSE COMPETITION AND EXCESS CAPACITY IN THE STEEL INDUSTRY MAY CONTINUE TO EXERT DOWNWARD PRESSURE ON OUR PRICING

Competition within the steel industry, both domestically and worldwide, is intense and it is expected to remain so. We compete primarily on the basis of
(1) price, (2) quality and (3) the ability to meet our customers' product needs and delivery schedules. Our primary competitors are other mini-mills, which may have cost structures and management cultures more similar to ours than integrated mills. We also compete with many integrated producers of hot-rolled, cold-rolled and coated products, many of which are larger and have substantially greater capital resources. The highly competitive nature of the industry, in part, exerts downward pressure on prices for some of our products. Further, over the past few years, more than 20 domestic steel producers have entered bankruptcy proceedings, and now, some of these previously marginal producers have been able to emerge from bankruptcy reorganization with lower and more competitive cost structures. As a result, the reemergence of these producers may further increase the competitive environment in the steel industry and contribute to further price declines. In the case of certain product applications, steel competes with other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. We cannot assure you that we will be able to compete effectively in the future.

The U.S. steel industry also continues to be adversely impacted by excess world steel manufacturing capacity. Over the last decade, the construction of new mini-mills, expansion and improved production efficiencies of some integrated mills and substantial expansion of foreign steel capacity have all led to the excess of manufacturing capacity. Increasingly, this overcapacity, combined with the high levels of steel imports into the United States, has exerted downward pressure on domestic steel prices, including the prices of our products, and has resulted in a dramatic narrowing, or with many companies the elimination, of gross margins. This situation continues to persist. The continued global overcapacity in steel manufacturing and depressed pricing environment for steel will have a material adverse impact on our revenues and results of operations. We refer you to "Industry Overview" for additional information.

         THE POSITIVE EFFECTS OF PRESIDENT BUSH'S MARCH 5, 2002 ORDER IMPOSING CERTAIN ADDITIONAL TARIFFS ON IMPORTED STEEL MAY BE LESSENED IF THERE ARE SUCCESSFUL APPEALS TO THE WORLD TRADE ORGANIZATION BY THE EXPORTING COUNTRIES AFFECTED BY THIS ACTION

On June 22, 2001, the Bush Administration requested that the International Trade Commission, or ITC, initiate an investigation under Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the United States in such quantities as to be a substantial cause of serious injury to the U.S. steel industry. In October 2001, the ITC found "material injury" due to imports of steel products, including the products we manufacture, and in December 2001, the ITC recommended that the President impose tariffs of approximately 20%-40%, as well as tariff quotas in connection with certain products such as steel slabs. On March 5, 2002, President Bush, among other actions, imposed a three year tariff of 30%, 24% and 18% on imports of hot-rolled, cold-rolled and coated sheet for 2002, 2003 and 2004, respectively, as well as on imports of steel slabs in excess of a specified annual quota.

Imports of flat-rolled steel have declined, in part due to the imposition of dumping duties that have been imposed on certain imports of foreign steel, and, in part, presumably in anticipation of significant tariffs being imposed as a result of this Section 201 investigation. Domestic production capacity has also declined as a result of plant closures. These events have allowed us to begin restoring prices on flat-rolled products. The President's decision to implement a Section 201 remedy is not appealable to U.S. courts. However, foreign governments may appeal to the World Trade Organization, or WTO. The European Union has already given notice of appeal to the United States, and Japan, Korea, Brazil and China, among others, are expected to join in such appeals. These dispute settlement proceedings at the WTO and further appeals to the Appellate Body of the WTO generally take 15-24 months. There is a risk that rulings adverse to the United States could result in the President changing the remedy or terminating the remedy prior to the full three years, although any such modification would apply only prospectively. If the appeals to the WTO are successful, and if the President acts to change or lessen the amount, scope or duration of the Section 201 orders, or to terminate the relief before the expiration of the third year, it could lead to a resurgence of flat-rolled steel imports, an increase of steel slab imports and/or an increase in welded pipe and tube imports. Any of these results would put downward pressure on U.S. flat-rolled prices. See "Industry Overview--Section 201 Investigation" for more information.

         OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY THE CYCLICAL NATURE OF THE STEEL INDUSTRY AND THE INDUSTRIES WE SERVE

The steel industry is highly cyclical, sensitive to general economic conditions and dependent on the condition of certain other industries. As a result, the price of steel and steel products may fluctuate significantly due to many factors beyond our control. The demand for steel products is generally affected by macroeconomic fluctuations in the United States and global economies in which steel companies sell their products. Future economic downturns, stagnant economies or currency fluctuations in the United States or globally could have an adverse impact on our results of operations.

In addition, we are also particularly sensitive to trends and events, including strikes and labor unrest, that may impact the automotive, oil and gas, gas transmission, construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries. These industries are significant markets for our products and are themselves highly cyclical. A disruption or downturn in the business of any of these industries could have a material adverse effect upon our production, sales, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS

         TECHNOLOGY, OPERATING AND START-UP RISKS ASSOCIATED WITH OUR IRON DYNAMICS SCRAP SUBSTITUTE PROJECT MAY PREVENT US FROM REALIZING THE ANTICIPATED BENEFITS FROM THIS PROJECT AND COULD RESULT IN A LOSS OF OUR INVESTMENT

Since 1997, our wholly-owned subsidiary, Iron Dynamics, has tried to develop and commercialize a pioneering process of producing a virgin form of iron that might serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. This scrap substitute project is the first of its kind. It involves processes that are based on various technical assumptions and new applications of technologies that have yet to be commercially proven. Since our initial start-up in August 1999, we have encountered a number of difficulties associated with major pieces of equipment and with operating processes and systems. Throughout the latter part of 1999 and 2000, our Iron Dynamics facility was shut down. During these shut downs, we engaged in time consuming and expensive redesign, re-engineering, reconstruction and retrofitting of major pieces of equipment, systems and processes. As a result, the Iron Dynamics project has taken considerably longer and has required us to expend considerably greater resources than originally anticipated. While we made significant progress during these shut downs in correcting various technical and other deficiencies, we have not yet been successful in achieving the results necessary to bring production output up and product costs down to the point of being commercially competitive. In February 2001, we re-started operations at our Iron Dynamics facility. However, in July 2001, we suspended these operations again, with no specific date set for resumption of operations. This shut down was a result of:

         (1)      higher than expected start-up and process refinement costs;

         (2)      exceptionally high energy costs;

         (3) low production quantities achieved at the Iron Dynamics facility; and

         (4)      historically low steel scrap pricing.

These factors made the cost of producing and using Iron Dynamics scrap substitute at our flat-rolled mini-mill higher than our cost of purchasing and using steel scrap. Furthermore, we believe that, even with additional development and refinement to the equipment, technology systems and processes, the Iron Dynamics facility may only be able to achieve monthly output levels between 75%-85% of our original estimates, resulting in higher unit costs than originally planned. We currently estimate that these additional developments and refinements would cost approximately $14.7 million, however, we are entitled to a $6.0 million credit from one of our equipment manufacturers in connection with these improvements. We are currently evaluating the entire project, its costs and its potential benefits. We cannot assure you that our Iron Dynamics facility will become operational again. In addition, if we do decide to recommence operations, we estimate that it will take at least 18 months before the facility is commercially operational.

While we remain optimistic that the remaining start-up difficulties with the equipment, technology, systems and processes can be resolved, we cannot assure you that our Iron Dynamics facility will be able to consistently operate or be able to produce steel scrap substitute material in the quantities that will enable it to be cost competitive. If we abandon the project or if our Iron Dynamics process does not succeed, we will suffer the loss of our entire investment. As of December 31, 2001, our equity investment in the Iron Dynamics project was $121.3 million, in addition to Iron Dynamics' own $58.9 million of indebtedness to its bank lenders. As of December 31, 2001, after giving effect to the settlement of Iron Dynamics credit agreement described in "Business--Recent Developments," our equity investment in the Iron Dynamics project would have been $158.3 million. Moreover, we cannot assure you that, in connection with any restart of operations, our Iron Dynamics facility will not experience additional shutdowns or equipment failures or that any such shutdown or failure will not have a material adverse effect on our business, financial condition and results of operations. We refer you to "Business--Iron Dynamics Steel Scrap Substitute Facility" for additional information.

         WE HAVE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE REQUIREMENTS AND THIS MAY ADVERSELY AFFECT OUR FINANCIAL AND OPERATING FLEXIBILITY

As of December 31, 2001, we had $621.9 million of indebtedness, $445.0 million of which was under the former Steel Dynamics senior secured credit facility, $45.0 million of which was under the former Steel Dynamics senior unsecured credit facility, $58.9 million of which was then owed pursuant to the then existing Iron Dynamics senior secured credit facility and $19.6 million of which was under the New Millennium senior secured credit agreement. As of December 31, 2001, after giving effect to (A) the Iron Dynamics credit agreement settlement transaction and (B) our refinancing, including our new $350 million senior secured credit facility and our $200 million unsecured issuance of senior notes, we would have had approximately $569.9 million of indebtedness outstanding, $275.0 million of which would have been under our new senior secured credit agreement and $200.0 million of which would have been the notes. This indebtedness would have represented approximately 57% of our total consolidated capitalization, including current maturities of long-term debt.

Our substantial indebtedness could have important consequences to holders of the notes. For example, it could:

    - make it more difficult to satisfy our obligations with respect to the notes;

    - limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

    - require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing our ability to use these funds for other purposes;

    -    limit our ability to adjust rapidly to changing market conditions; and

    - increase our vulnerability to a further downturn in general economic conditions or in our business.

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

         OUR NEW SENIOR SECURED CREDIT AGREEMENT AND THE INDENTURE RELATING TO THE NOTES CONTAIN RESTRICTIVE COVENANTS THAT MAY LIMIT OUR FLEXIBILITY

Restrictions and covenants in our existing debt agreements, as well as the new senior secured credit agreement and the indenture relating to the notes, and any future financing agreements, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Specifically, these agreements will restrict our ability to:

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

    -    sell or transfer assets; and

    -    participate in certain joint ventures, acquisitions or mergers.

A breach of any of the restrictions or covenants in our debt agreements could cause a default under our new senior secured credit agreement, other debt or the notes. A significant portion of our indebtedness then may become immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments, including payments on the notes. If any senior debt is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness, including the notes, in which event the interests of the senior debt lenders may conflict with the interests of the holders of the notes.

All of our subsidiaries, other than SDI Investment Company, will be unrestricted subsidiaries. The unrestricted subsidiaries accounted for 16.9% of total assets as of December 31, 2001 and for 10.9% of total net sales for the year ended December 31, 2001 and had a net loss of $9.6 million for the year ended December 31, 2001.

         WE FACE LITIGATION RISKS IN CONNECTION WITH OUR TERMINATED THAILAND ADVISORY TRANSACTION

During 1999, we and various investment banks were sued, under a variety of statutory and common law fraud and related claims, in various federal and state courts in a total of nine separate but related lawsuits. These lawsuits sought rescissionary or compensatory damages of approximately $240.0 million, as well as punitive damages in an unspecified amount, and treble damages in certain of the actions. The cases were brought by various institutional investors that purchased notes from the investment bank defendants. The notes were issued in March 1998 by affiliates of Nakornthai Strip Mill Public Company Limited, or NSM, a Thai owner and operator of a steel mini-mill project. We were engaged to provide certain technical and operational post-offering advisory services to the Thai mini-mill.

Out of the nine cases, we have now settled eight of them. To the extent there were any monetary payments involved in such settlements, all of such payments, except for approximately $2.3 million, were covered by our insurance carriers and were within applicable insurance coverages. However, we have now expended all of our available insurance to settle these eight cases.

The remaining case consists of two consolidated Minnesota federal court cases in the United States District Court for the District of Minnesota, Fourth Division, involving claims for $48.0 million in damages, including claims for interest and punitive damages. We have denied liability in connection with this case, and we believe that we have meritorious legal and factual defenses. We cannot assure you, however, as to the ultimate outcome with respect to this remaining case or that we will not be found liable for damages in connection with this case. We also cannot assure you that any adverse outcome to this case will not have a material adverse effect on our business, financial condition and results of operations. We refer you to "Business--Legal Proceedings" for additional information.

         WE RELY HEAVILY ON THE AUTOMOTIVE INDUSTRY TO PURCHASE OUR PRODUCTS

Demand for a substantial portion of our steel products is affected by, among other things, the strength or weakness of the automotive industry. The automotive industry is cyclical and is affected by such things as the level of consumer spending, the strength or weakness of the dollar and the impact of international trade and various factors, such as labor unrest and the availability of raw materials, which affect the ability of the automotive industry to actually build cars. While we do not presently sell a material portion of our steel production directly to the automotive market, a substantial portion of our sales to the intermediate steel processor and service center market is resold to various companies in the automotive industry. A prolonged weakness in the automotive industry would have a material adverse affect on our business, financial condition and results of operations. In addition, if automobile manufacturers choose to incorporate more plastics, aluminum and other steel substitutes in their automobiles, it could also have a material adverse affect on our business.

         WE CANNOT CONTROL THE COST OF SCRAP AND OTHER RAW MATERIALS

Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. In addition, our operations require substantial amounts of other raw materials, including various types of pig iron, alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in scrap and other raw material prices. Our future profitability may be adversely affected to the extent we are unable to pass on higher scrap and other raw material costs to our customers.

         WE PRIMARILY RELY UPON ONE SUPPLIER TO MEET OUR STEEL SCRAP
REQUIREMENTS

Over the last several years, we have had an exclusive contract with OmniSource, one of the largest scrap processors and brokers in the Midwest, to purchase steel scrap. The contract extends at least through December 31, 2002. For 2001, we purchased 1.5 million tons of steel scrap from OmniSource, which represents approximately 87% of our total scrap tons purchased during that period.

We cannot assure you that we will be able to renew the contract on favorable terms to us, if at all. If we are unable to renew the contract or it otherwise terminates, we would have to find another supplier for steel scrap. We cannot assure you that any substitute arrangements for steel scrap would be on the same or better terms as our contract with OmniSource, and if they are not, it could have an adverse effect on the stability or cost of our scrap supply.

         THERE MAY BE POTENTIAL CONFLICTS OF INTEREST WITH REGARD TO OUR RELATIONSHIP WITH OMNISOURCE

The chairman of the board and chief executive officer of OmniSource is also a member of our board of directors and is a substantial stockholder of Steel Dynamics. This person has obligations to us as well as to OmniSource and may have conflicts of interest with respect to matters potentially or actually involving or affecting us and OmniSource. OmniSource also supplies scrap to many other consumers, including other steel mills. If a dispute should arise over the terms of the OmniSource agreement, OmniSource may be viewed as having a conflict of interest between what it perceives as being best for itself as a seller of scrap and what is best for us as a buyer of scrap. We cannot assure you that we will be able to resolve any potential conflicts or that, if resolved, we would not be able to receive a more favorable resolution if we were dealing with someone other than OmniSource.

         WE RELY UPON A SMALL NUMBER OF MAJOR CUSTOMERS FOR A SUBSTANTIAL PERCENTAGE OF OUR SALES; THERE MAY BE POTENTIAL CONFLICTS OF INTEREST WITH REGARD TO OUR RELATIONSHIP WITH HEIDTMAN

We have substantial business relationships with a few large customers. In 2001, our Butler mini-mill's top ten customers accounted for approximately 48% of our total net sales. During this period, our largest customer, Heidtman, accounted for approximately 18% of our total net sales.

We expect to continue to depend upon a small number of customers for a significant percentage of our total net sales, and cannot assure you that any of them will continue to purchase steel from us. A loss of any such customer or group of customers could have a material adverse effect on our business, financial condition and results of operations.

Heidtman is an affiliate of one of our large stockholders and its president and chief executive officer serves as one of our directors. This person has obligations to us as well as to Heidtman and may have conflicts of interest with respect to matters potentially or actually involving or affecting us and Heidtman. If a dispute arises, Heidtman may be viewed as having a conflict of interest between what it perceives to be best for them as a buyer and what is best for us as the product seller. We cannot assure you that we will be able to resolve any potential conflicts or that, if resolved, we would not be able to receive a more favorable resolution if we were dealing with someone other than Heidtman.

         START-UP AND OPERATING RISKS ASSOCIATED WITH THE CONSTRUCTION OF OUR WHITLEY COUNTY STRUCTURAL STEEL AND RAIL MINI-MILL COULD RESULT IN MATERIALLY GREATER OPERATING COSTS THAN THOSE WE HAVE ANTICIPATED

At our Whitley County mini-mill, we are subject to all of the general risks associated with the construction and start-up of a new mini-mill. These risks involve construction delays, cost overruns and start-up difficulties. We could also experience operational difficulties after start-up that could result in our inability to operate our Whitley County mini-mill at full or near full capacity or at all. Any of these difficulties could adversely affect our business, financial condition and results of operations.

         UNEXPECTED EQUIPMENT FAILURES MAY LEAD TO PRODUCTION CURTAILMENTS OR SHUTDOWNS

Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures. Such interruptions in our production capabilities will inevitably adversely affect our productivity and results of operations for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions.

         WE DEPEND HEAVILY ON OUR SENIOR MANAGEMENT AND WE MAY BE UNABLE TO REPLACE KEY EXECUTIVES IF THEY LEAVE

Our operations and prospects depend in large part on the performance of our senior management team, including Keith E. Busse, president and chief executive officer, Mark D. Millett, vice president and general manager of our Flat-Roll Division, Richard P. Teets, Jr., vice president and general manager of our Structural Division, Tracy L. Shellabarger, vice president and chief financial officer and John W. Nolan, vice president, sales and marketing. Although these senior managers have each been employees and stockholders of Steel Dynamics for more than seven years, we cannot assure you that such individuals will remain with us as employees. In addition, we cannot assure you that we would be able to find qualified replacements for any of these individuals if their services were no longer available. The loss of the services of one or more members of our senior management team or our inability to attract, retain and maintain additional senior management personnel could have a material adverse effect on our business, financial condition and results of operations.

         WE MAY FACE RISKS ASSOCIATED WITH THE IMPLEMENTATION OF OUR GROWTH STRATEGY

As part of our growth strategy, we may build additional plants, acquire other businesses, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

    - the difficulty of integrating the acquired operations and personnel into our existing business;

    -    the potential disruption of our ongoing business;

    -    the diversion of resources;

    - the inability of management to maintain uniform standards, controls, procedures and policies;

    -    the difficulty of managing the growth of a larger company;

    -    the risk of entering markets in which we have little experience;

    - the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprise;

    - the risk of contractual or operational liability to our venture participants or to third parties as a result of our participation;

    - the inability to work efficiently with joint venture or strategic alliance partners; and

    -    the difficulties of terminating joint ventures or strategic alliances.

These transactions might be required for us to remain competitive, but we cannot assure you that we can complete any such transactions on favorable terms or that we can obtain financing, if necessary, for such transactions on favorable terms. We also cannot assure you that any future transactions will improve our competitive position and business prospects as anticipated, and if they do not, our results of operations may be adversely affected.

         ENVIRONMENTAL REGULATION IMPOSES SUBSTANTIAL COSTS AND LIMITATIONS ON OUR OPERATIONS

We are subject to various federal, state and local environmental, health and safety laws and regulations concerning such issues as air emissions, wastewater discharges, solid and hazardous waste handling and disposal, and the investigation and remediation of contamination. These laws and regulations are increasingly stringent. While we believe that our facilities are and will continue to be in material compliance with all applicable environmental laws and regulations, the risks of substantial costs and liabilities related to compliance with such laws and regulations are an inherent part of our business. It is possible that future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs. For example, our steelmaking operations produce certain waste products, such as electric arc furnace dust, which are classified as hazardous waste and must be properly disposed of under applicable environmental laws. These laws can impose clean up liability on generators of hazardous waste and other substances that are shipped off-site for disposal, regardless of fault or the legality of the disposal activities. Other laws may require us to investigate and remediate contamination at our properties, including contamination that was caused in whole or in part by previous owners of our properties. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of doing so have been included within our budgeted cost estimates, it is possible that such compliance will prove to be more limiting and costly than anticipated.

In addition to potential clean up liability, in the past we have been, and in the future we may become, subject to substantial monetary fines and penalties for violation of applicable laws, regulations or administrative conditions. We may also be subject from time to time to legal proceedings brought by private parties or governmental agencies with respect to environmental matters, including matters involving alleged property damage or personal injury.

ITEM 2. PROPERTIES

Our corporate headquarters are located in our new building in Fort Wayne at 6714 Pointe Inverness Way, Suite 200. We currently occupy approximately 10,000 square feet of a 50,000 square foot office building we constructed during 2000. The building is in a prime commercial real estate location and we are presently in the process of leasing the balance of office space to commercial tenants. Our plant and administrative offices that serve our Butler mini-mill are located on approximately 840 acres, in Butler, DeKalb County, Indiana. During 1999, we purchased approximately 108 acres of additional unimproved farmland contiguous or in close proximity to our Butler mini-mill for future development. Iron Dynamics' facility is located on approximately 26 acres, within the footprint of our Butler, Indiana mill site, that are leased from us under a long-term lease at nominal consideration. Our proposed Whitley County structural steel and rail mini-mill will be situated on a 609-acre tract of land in Whitley County, Indiana.

ITEM 3. LEGAL PROCEEDINGS

During 1999, we were sued in a total of nine separate but related lawsuits, seeking compensatory damages of $240.0 million, as well as punitive damages, in an unspecified amount, and treble damages in certain of the actions. The face value of the notes purchased by the plaintiffs in these cases totaled $297.0 million. The cases were brought in either state or federal courts in California, New York, New Jersey, Minnesota, Connecticut and Illinois by various institutional investors that purchased certain high yield notes issued in March 1998 by two affiliates of Nakornthai Strip Mill Public Company Limited, or NSM, a Thai owner and operator of a steel mini-mill project; and sold to investors by NSM's investment banks. The purchases were part of a $452.0 million financing sold to institutional investors and then resold by NatWest Capital Markets Limited, McDonald & Company Securities, Inc., PaineWebber Incorporated and ECT Securities Corp. Each of the lawsuits also named as defendants some of these investment banks and certain other persons involved in the sale of the notes, including various entities currently or formerly affiliated with National Westminster Bank, as well as McDonald Investments Inc. In addition, our president, Keith E. Busse, was named as a defendant in the New Jersey and Connecticut cases. Under our company's bylaws and pursuant to authorization of our board of directors, Mr. Busse is entitled to be indemnified by us for any costs or expenses that he may incur, as well as in respect of any judgments that may be rendered against him in connection with this litigation, subject to applicable legal procedures or as otherwise required by the SEC for submission of any such indemnity claim to a court of appropriate jurisdiction for a determination of whether such indemnity claim is against public policy as expressed in the Securities Act of 1933.

Although we were engaged solely to license technology and provide post-offering technical and operational advice and consultation services to the NSM mini-mill project, we were nonetheless sued on the basis of a variety of alleged state or federal statutory and common law claims. These claims posited that the plaintiffs were misled into purchasing the notes by reason of certain alleged misrepresentations or omissions in the offering materials, or at one or more of the "road shows" in connection with the offering. Mr. Busse attended some of the road shows. We denied any liability in connection with these cases, and we believe that we have and have had meritorious legal and factual defenses in each case and have vigorously defended these actions. We also believe that we have meritorious claims against one or more of the other co-defendants for all or a substantial portion of the claims being asserted by the plaintiffs against us. During the second and third quarters of 2001, we settled seven of the nine cases and, during the first quarter of 2002, we settled an eighth case, all without any admission of liability and, to the extent of any monetary payments, except for approximately $2.3 million, for amounts provided by our insurance carriers and within applicable insurance coverages.

There is still one pending case, a consolidated Minnesota federal court case, IDS Bond Fund, Inc., et al. v. Gleacher NatWest, Inc., et al., filed in the United States District Court for the District of Minnesota, Fourth Division, in January 1999 as Civil File No. 99-116 MJD/JGL and IDS Life Series Fund, Inc. v. Gleacher NatWest, Inc., et al., filed in the United States District Court for the District of Minnesota, Fourth Division, in March 2001 as Civil File No. 01-384 DSD/JMM, involving claims for $48.0 million, including claims for interest and for punitive damages. We cannot assure you as to the ultimate outcome with respect to this remaining case or that we will not be found liable for damages in this case. Moreover, we have now expended all of our available insurance coverage. Therefore, any settlement in the remaining case, to the extent of any monetary payment, or any judgment against us if the case is tried, will not be covered by insurance and will impact our earnings. Discovery has been completed, and our pending Motion for Summary Judgment was overruled by the court on March 6, 2002. The case has not yet been set for trial.

In an unrelated matter, H&M Industrial Services, Inc., formerly known as National Industrial Services, Inc., filed an action on January 24, 2001, against our subsidiary Iron Dynamics, Inc. in the Circuit Court of DeKalb County, Indiana, Cause No. 17C01-0101-CP-016. They are asking for damages of approximately $1.7 million arising out of work allegedly performed by H&M, for which they claim they have not been paid, in connection with the construction of Iron Dynamics' ironmaking facility. We have denied all liability to H&M for any amount and believe that we have adequate defenses to such claims, both factually and legally, under the governing construction contracts and documents.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Our common stock trades on The NASDAQ Stock Market under the symbol STLD. The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

2001                              High                       Low
----                           ---------                  ---------
  First Quarter                $  13.250                  $ 10.000
  Second Quarter                  14.950                    10.688
  Third Quarter                   14.950                     8.930
  Fourth Quarter                  12.040                     9.000


2000                              High                       Low
----                           ---------                  ---------
  First Quarter                $  19.000                  $ 11.125
  Second Quarter                  12.938                     8.250
  Third Quarter                   12.750                     8.813
  Fourth Quarter                  12.000                     8.438

As of March 21, 2002 we had 46,860,569 shares of common stock outstanding and held beneficially by approximately 8,400 stockholders. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 800) is not representative of the number of beneficial holders.

Effective June 1, 2000, the board of directors authorized the extension and continuation of our 1997 share repurchase program, allowing us to repurchase an additional 5%, or 2,344,000 shares, of our outstanding common stock, at a purchase price not to exceed $15 per share. At December 31, 2001, we had acquired 3,843,000 shares of our common stock in open market purchases at an average price per share of $12, of which none were repurchased during 2001 and 1999, and 2,549,000 shares were purchased during 2000 at an average price per share of $11. As of December 31, 2001, approximately 957,000 shares remain available for us to repurchase under the June 2000 repurchase authorization.

We have never declared or paid cash dividends on our common stock. We anticipate all future earnings will be retained to finance the expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and plans for expansion

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial and operating data of Steel Dynamics. The selected consolidated financial and operating data as of and for each of the years in the five-year period ended December 31, 2001 were derived from our audited consolidated financial statements. You should read the following data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

You should also read the following information in conjunction with the data in the table on the following page:

-     Commercial grade steel production began January 2, 1996.

- Our 1997 extraordinary loss of $7.6 million (net of tax benefit of $5.1 million) consisted of prepayment penalties and the write-off of capitalized financing costs associated with the amendment of our credit facility, effective June 30, 1997.

- "Operating profit per ton shipped" represents operating income before start-up costs divided by net ton shipments. Beginning July 1, 2000, net ton shipments included shipments from our steel fabrication subsidiary, New Millennium Building Systems, LLC. Beginning March 1, 2001, net shipments also included shipments from our secondary-steel brokering subsidiary, Paragon Steel.

- "Hot band production" refers to our flat-roll mini-mill's total production of finished coiled product. "Prime tons" refer to hot bands produced, which meet or exceed quality standards for surface, shape and metallurgical properties.

- "Yield percentage" refers to our flat-roll mini-mill's tons of finished product divided by tons of raw materials.

- "Effective capacity utilization" is the flat-roll mini-mill's ratio of tons produced for the operational period to the operational period's capacity. For the data disclosed in the periods ended December 31, 1997 and 1998, we used an annual capacity of 1.4 million tons and 1.8 million tons, respectively, for this calculation. For the data disclosed in the periods ended December 31, 1999, 2000, and 2001, we used an annual capacity of 2.2 million tons.

                                                                                     YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------------------------
                                                                   2001          2000        1999          1998         1997
                                                                ----------   ----------   ----------    ----------   ----------
OPERATING DATA:                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER TON DATA)

Net sales....................................................   $  606,984   $  692,623   $  618,821    $  514,786   $  420,132
Cost of goods sold ..........................................      522,927      533,914      487,629       428,978      330,529
                                                                ----------   ----------   ----------    ----------   ----------
   Gross profit..............................................       84,057      158,709      131,192        85,808       89,603
Selling, general and administrative expenses ................       58,132       53,306       42,441        20,637       24,449
                                                                ----------   ----------   ----------    ----------   ----------
   Income from operations ...................................       25,925      105,403       88,751        65,171       65,154

Interest expense ............................................       18,480       20,199       22,178        17,538        7,697
Other (income) expense.......................................        2,333          719        1,294       (4,993)       (1,914)
                                                                ----------   ----------   ----------    ----------   -----------
   Income before income taxes
     and extraordinary loss..................................        5,112       84,485       65,279        52,626       59,371
Income tax expense...........................................        1,968       30,690       25,849        20,942        7,813
                                                                ----------   ----------   ----------    ----------   ----------
   Income before extraordinary loss..........................        3,144       53,795       39,430        31,684       51,558
Extraordinary loss, net of tax...............................            -            -            -            -        (7,624)
                                                                ----------   ----------   ----------    ---------    ----------
   Net Income................................................   $    3,144   $   53,795   $   39,430    $   31,684   $   43,934
                                                                ==========   ==========   ==========    ==========   ==========

Basic earnings per share:

    Income before extraordinary loss..........................  $     0.07   $   1.15     $    0.82      $    0.65    $     1.07
    Extraordinary loss........................................           -         -             -              -          (0.16)
                                                                 ----------   ----------   ----------    ---------    ----------
    Net income (loss).........................................  $     0.07   $   1.15      $   0.82      $    0.65    $     0.91
                                                                ==========   ==========   ==========    ==========    ==========

Diluted earnings per share:

    Income before extraordinary loss..........................  $     0.07    $   1.15     $    0.82      $    0.65    $     1.06
    Extraordinary loss                                                   -         -             -              -           (0.16)
                                                                 ----------   ----------   ----------    ---------    ----------
   Net income (loss)..........................................  $      0.07   $   1.15      $   0.82      $    0.65    $     0.90
                                                                 ==========   ==========   ==========    ==========    ==========

BALANCE SHEET DATA (END OF PERIOD):

Cash and cash equivalents....................................   $   78,241   $   10,184   $   16,615    $    5,243   $    8,618
Working capital..............................................      194,093      165,915      155,226       162,117       58,774
Net property, plant and equipment............................      852,061      807,322      742,787       665,872      491,859
Total assets.................................................    1,180,098    1,067,074      991,556       907,470      640,882
Long-term debt (including current maturities)................      599,924      532,520      505,963       483,946      219,541
Stockholders' equity.........................................      418,575      418,784      391,370       351,065      337,595


OTHER DATA:

Operating profit per net ton shipped.........................   $       23   $       65   $       58    $       50   $       61
Shipments (net tons).........................................    1,963,602    1,919,368    1,869,714     1,416,950    1,205,247
Hot band production (net tons)...............................    2,015,991    2,031,025    1,938,234     1,425,699    1,181,983
Prime ton percentage - hot band..............................         95.9         93.9         94.2          95.3         95.3
Yield percentage - hot band..................................         87.5         87.7         87.8          87.7         89.0
Effective capacity utilization - hot band....................         91.6         92.3         88.1          79.2         84.4
Man-hours per hot band net ton produced......................          .37          .37          .41           .55          .56
Shares outstanding at year end, net of shares held in
   treasury (000s)...........................................       45,743       45,505       47,971        47,864       49,056
Number of employees..........................................          676          651          650           591          425

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward looking statements as a result of these risks and uncertainties, including those set forth in this Form 10-K under "Forward Looking Statements" and under "Risk Factors." You should read the following discussion in conjunction with "Selected Financial Data" and our consolidated financial statements and notes appearing elsewhere in this filing.

OVERVIEW

We are one of the most profitable mini-mill steel producers in the United States in terms of operating profit per ton. We primarily own and operate a state-of-the-art, low-cost flat-rolled mini-mill located in Butler, Indiana with an annual production capacity of 2.2 million tons. Our Butler mini-mill produces a broad range of high quality hot-rolled, cold-rolled and coated steel products, including a large variety of high value-added and high margin specialty products such as thinner gauge rolled products and galvanized products. We sell our products directly to end-users, intermediate steel processors and steel service centers primarily in the Midwestern United States. Our products are used in numerous industry sectors, including the automotive, construction and commercial industries.

In May 2001, we began construction of a new state-of-the-art structural steel and rail mini-mill in Columbia City, Indiana. Our structural and rail mill is designed to produce structural steel and rails at a higher quality and lower cost than comparable mini-mills. We expect to spend approximately $315.0 million to construct this mill, of which $230.3 million has been spent as of December 31, 2001, and we anticipate that it will have an annual production capacity of between 1.0 to 1.3 million tons, depending on product mix. We expect to commence production of structural steel during the second quarter of 2002 and rails during the first quarter of 2003. Our structural steel operation is designed to produce structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets. Our rail manufacturing operation is designed to produce a variety of standard and premium grade rails, including head-hardened rails, for the railroad industry as well as for rail contractors, transit districts and short-line railroads.

Throughout 2001, U.S. steel producers continued to face a difficult downturn in the U.S. steel industry. During the year, U.S. steel prices reached historical lows due to excessive imports of steel into the U.S. and a softening U.S. economy. Although we cannot assure you when the U.S. steel industry will recover, we believe that in recent months there have been positive indications of more favorable industry conditions and increased domestic steel prices. In particular, steel prices have benefited from (1) a reduction in imports, driven in part by recent favorable rulings with respect to tariffs and quotas on foreign steel, (2) the continued reduction in domestic steel production capacity as a result of ongoing bankruptcies and shutdowns of other U.S. steel producers and (3) a strengthening of the overall U.S. economy and the need for end-users of steel products to replenish their depleted inventories. As a result of our efficient, low-cost operations, we have been able to maintain profitability for 2001 and we believe that we are well-positioned to benefit from any improvements in the U.S. steel industry environment.

NET SALES

Our total net sales are a factor of net tons shipped, product mix and related pricing. Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales. We charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based on our cost of production. We also charge marginally higher prices for our value-added products from our cold mill. These products include hot-rolled and cold-rolled galvanized products and cold-rolled products.

COST OF GOODS SOLD

Our cost of goods sold represents all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are steel scrap and scrap substitutes, alloys, natural gas, argon, direct and indirect labor benefits, electricity, oxygen, electrodes and depreciation. Steel scrap and scrap substitutes represent the most significant component of our cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses are comprised of all costs associated with our sales, finance and accounting, materials and transportation, and administrative departments. These costs include labor and benefits, professional services, financing cost amortization, property taxes, profit sharing expense and start-up costs associated with new projects.

INTEREST EXPENSE

Interest expense consists of interest associated with our senior credit facilities and other debt agreements as described in the notes to our financial statements contained elsewhere in this filing, net of capitalized interest costs that are related to construction expenditures during the construction period of capital projects.

OTHER (INCOME) EXPENSE

Other income consists of interest income earned on our cash balances and any other non-operating income activity, including insurance proceeds from litigation efforts. Other expense consists of any non-operating costs, including permanent impairments of reported investments and settlement costs from litigation efforts.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET SALES. Our net sales were $607.0 million, with total shipments of 2.0 million net tons for the year ended December 31, 2001, as compared to net sales of $692.6 million, with total shipments of 1.9 million net tons for the year ended December 31, 2000, a decrease in net sales of $85.6 million, or 12%, and an increase in total shipments of 44,000 net tons, or 2%. The entire steel industry experienced pricing declines from the second half of 2000 throughout 2001, reaching the low in the fourth quarter of 2001. During 2001, the average selling price per ton decreased approximately $52, or 14%, in comparison to the same period in 2000, resulting in a 12% decline in net sales despite a 2% increase in net shipments.

Heidtman Steel Products, Inc (or affiliates) accounted for approximately 18% and 21% of our net sales for the years ended December 31, 2001 and 2000, respectively.

COST OF GOODS SOLD. Cost of goods sold was $522.9 million for the year ended December 31, 2001, as compared to $533.9 million for the year ended December 31, 2000, a decrease of $11.0 million, or 2%. Steel scrap represented approximately 44% and 51% of the total cost of goods sold for the year ended December 31, 2001 and 2000, respectively. We experienced a steady decline in scrap pricing from the second quarter of 2000 throughout 2001, reaching the low in the fourth quarter of 2001. The average costs associated with steel scrap averaged $18, or 14%, per ton less during 2001 than during 2000. As a percentage of net sales, cost of goods sold represented approximately 86% and 77% for the years ended December 31, 2001 and 2000, respectively. We experienced a narrowing of our gross margin throughout 2001 as our average sales price per ton decreased more rapidly than our average scrap cost per ton, which is the most significant single component of our cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $58.1 million for the year ended December 31, 2001, as compared to $53.3 million for the year ended December 31, 2000, an increase of $4.8 million, or 9%. A substantial portion of these expenses in both periods was attributable to litigation costs associated with the NSM litigation efforts and start-up costs associated with Iron Dynamics and the structural and rail mill. Start-up costs were $19.5 million, of which Iron Dynamics represents $11.0 million (including $1.7 million of interest expense), for the year ended December 31, 2001, as compared to total start-up costs of $19.9 million, of which Iron Dynamics represents $12.4 million, for the year ended December 31, 2000, a decrease of $393,000 or 2%. During 2001, we also incurred charges of approximately $4.7 million associated with anticipated uncollectable customer receivable accounts. As a percentage of net sales, selling, general and administrative expenses represented approximately 10% and 8% for the years ended December 31, 2001 and 2000, respectively.

INTEREST EXPENSE. Interest expense was $18.5 million for the year ended December 31, 2001, as compared to $20.2 million for the year ended December 31, 2000, a decrease of $1.7 million, or 9%. Gross interest expense decreased 10% to $34.1 million and capitalized interest decreased 20% to $14.0 million, for the year ended December 31, 2001, as compared to the same period in 2000. Throughout 2001, base interest rates, more specifically LIBOR and prime rates steadily decreased in comparison to 2000 levels, resulting in the 10% decrease in our gross interest expense despite a 4% increase in our total net debt (total debt, including other long-term contingent liabilities, less cash and cash equivalents).

OTHER (INCOME) EXPENSE. Other expense was $2.3 million for the year ended December 31, 2001, as compared to $719,000 for the year ended December 31, 2000, an increase of $1.6 million. During 2001, we recorded settlement costs, along with the offsetting insurance proceeds, associated with settlements of a portion of the NSM-related lawsuits. On March 7, 2002, we settled one of two remaining NSM-related lawsuits, which was outstanding on December 31, 2001. Accordingly, we reflected a settlement cost of $2.3 million, which represents the settlement amount not covered by insurance proceeds, in our financial results for 2001. We have now expended all of our available insurance coverage related to this litigation. Any settlement of the remaining case, to the extent of any monetary payments, or, if the case is tried, the amount of any judgment, will not be covered by insurance and will impact our financial results. During 2000, other expense included the write-off of the remaining investment in NSM of approximately $1.4 million.

INCOME TAXES. Our income tax provision was $2.0 million for the year ended December 31, 2001, as compared to $30.7 million for the same period in 2000. Our effective tax rate was 38.5% during 2001, as compared to 36.3% during 2000. During 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance was offset by a $1.4 million reduction in the effective tax rate applied to our cumulative net deferred tax liability.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES. Our net sales were $692.6 million, with total shipments of 1.9 million net tons for the year ended December 31, 2000, as compared to net sales of $618.8 million, with total shipments of 1.9 million net tons for the year ended December 31, 1999, an increase in net sales of $73.8 million, or 12%. This increase was attributable to an increase of $27, or 8% in our average price per ton, for the year ended December 31, 2000, as compared to the same period in 1999. The increase in average price per ton was the direct result of a shift in our product mix from hot band sales to higher-margin, value-added products, including pickle and oil, cold-rolled and galvanized. Shipments of these higher-margin products increased 109,000 net tons, or 11%, with an average price per ton increase of $34, or 9%, for the year ended December 31, 2000, as compared to the same period in 1999. More specifically, shipments of our cold-rolled products increased 87,000 net tons, or 47%, with an average price per ton increase of $43, or 12%, during the same periods.

Approximately 21% and 19% of our net sales for 2000 and 1999, respectively, were purchased by Heidtman.

COST OF GOODS SOLD. Cost of goods sold was $533.9 million for the year ended December 31, 2000, as compared to $487.6 million for the year ended December 31, 1999, an increase of $46.3 million, or 9%. Steel scrap represented approximately 51% and 49% of our total cost of goods sold for the years ended December 31, 2000 and 1999, respectively. Our costs associated with steel scrap averaged $10 per ton more during 2000 than during 1999. We experienced a steady decline in scrap pricing during the second quarter of 2000 and throughout the remainder of the year. As a percentage of net sales, cost of goods sold represented approximately 77% and 79% for the years ended December 31, 2000 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $53.3 million for the year ended December 31, 2000, as compared to $42.4 million for the year ended December 31, 1999, an increase of $10.9 million, or 26%. This increase was due in part to increased costs associated with our NSM litigation efforts. As a result of significantly improved operating results during 2000, as compared to 1999, employee performance-based incentives also comprised a portion of the total selling, general and administrative expense increase. Start-up costs related to our structural steel and rail mill project, New Millennium project and Iron Dynamics were $19.9 million for the year ended December 31, 2000, as compared to $19.0 million for the year ended December 31, 1999, an increase of $900,000, or 5%.

As a percentage of net sales, selling, general and administrative expenses represented approximately 8% and 7% for the years ended December 31, 2000 and 1999, respectively.

INTEREST EXPENSE. Interest expense was $20.2 million for the year ended December 31, 2000, as compared to $22.2 million for the year ended December 31, 1999, a decrease of $2.0 million, or 9%. Gross interest expense increased 7% to $37.8 million and capitalized interest increased 33% to $17.5 million, for the year ended December 31, 2000, as compared to the same period in 1999.

OTHER (INCOME) EXPENSE. For the year ended December 31, 2000, other income was $790,000, as compared to $818,000 for the year ended December 31, 1999.

Other expense was $1.5 million for the year ended December 31, 2000, of which $1.4 million represented the write-off of our remaining investment in NSM, and was $2.1 million for the year ended December 31, 1999, of which $1.8 million represented the write-off of our entire cost-basis investment in Qualitech Steel Corporation.

INCOME TAXES. Our federal income tax provision was $29.6 million for the year ended December 31, 2000, as compared to $22.9 million for the same period in 1999. This federal tax provision reflects income tax expense at the statutory income tax rate. During 2000 our effective state tax rate was 3.5%, excluding a state income tax benefit of $2.2 million, or 2.3%, resulting from the reduction in our effective tax rate applied to our cumulative net deferred tax liability.

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

CASH FLOWS

For the year ended December 31, 2001, cash provided by operating activities was $67.4 million, as compared to $102.8 million for the year ended December 31, 2000, a decrease of $35.4 million, or 34%. A significant portion of this decrease was the result of our decrease in 2001 net income of 94%, as compared to 2000. Cash used in investing activities, which primarily represents capital investments, was $90.7 million and $109.4 million for the years ended December 31, 2001 and 2000, respectively. Approximately 87% of our capital investment costs incurred during 2001 were utilized in construction efforts related to the structural steel and rail mill. Cash provided by financing activities was $91.4 million for the year ended December 31, 2001, as compared to $176,000 for the year ended December 31, 2000, an increase of $91.2 million. This increase in funds provided by financing activities was the direct result of our 34% decrease in cash from operations and continued cash requirements for capital investments in our structural steel and rail mill.

For the year ended December 31, 2001, we received benefits from state and local governments in the form of real estate and personal property tax abatements of approximately $5.4 million. Based on our current abatements and utilizing our existing long-lived asset structure, we estimate the remaining annual effect on future operations to be approximately $4.7 million, $4.0 million, $3.3 million, $2.6 million, $1.5 million, $1.2 million, $592,000, $272,000 and $26,000, for the years ended December 31, 2002 through 2010, respectively.

LIQUIDITY

We believe the principal indicators of our liquidity are our cash position, remaining availability under our bank credit facilities and excess working capital. During 2001, our cash position increased $68.1 million to $78.2 million and our working capital position increased $28.2 million, or 17%, to $194.1 million, as compared to December 31, 2000.

At December 31, 2001, our credit agreement consisted of a $450.0 million senior secured credit facility, composed of a $250.0 million five-year revolving credit facility (subject to a borrowing base), and two $100.0 million, five-year term loans amortizable in eight equal quarterly installments beginning September 30, 2002. On July 17, 2001, our $50.0 million unsecured credit facility was reduced by $5.0 million resulting in a remaining availability of $45.0 million at December 31, 2001. Previous to our March 2002 refinancing addressed later in this discussion, we had $577.0 million available under various senior bank credit facilities, of which $568.6 million was drawn at December 31, 2001.

In March 2002, we issued $200.0 million 9.50% senior unsecured notes and we entered into a new $350.0 million senior secured credit agreement in order to refinance our existing senior secured and unsecured credit facilities and to obtain additional working capital. The $350.0 million credit facility was made available to us as $75.0 million in the form of a five-year revolving credit facility, $70.0 million in the form of a five-year term A loan and $205.0 million in the form of a six-year term B loan. The new senior secured credit agreement is secured by liens and mortgages on substantially all of our personal and real property assets, by liens and mortgages on substantially all of the personal and real property assets of our wholly-owned subsidiaries and by pledges of all shares of capital stock and inter-company debt held by us and each wholly-owned subsidiary. In addition, our wholly-owned subsidiaries have guaranteed our obligations under the new senior secured credit agreement. The new senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures, incur indebtedness, permit liens on our property, enter into transactions with affiliates, make restricted payments or investments, enter into mergers, acquisitions or consolidations, conduct asset sales, pay dividends or distributions and enter into other specified transactions and activities. We are also required to prepay any amounts that we borrowed with the proceeds we receive from a number of specified events or transactions.

Upon our March 2002 refinancing, $75.0 million under our senior secured revolving credit facility remained undrawn and available.

Iron Dynamics has a credit agreement, composed of a $10.0 million revolving credit facility (subject to a borrowing base) and a $55.0 million term loan facility amortizable in eleven semi-annual installments beginning November 30, 2000. Prior to the revolving credit maturity date, Iron Dynamics elected to convert the aggregate principal amount then outstanding under the revolving credit facility to a term loan amortizable in nineteen equal quarterly installments beginning May 30, 2001. On December 31, 2001, Iron Dynamics had $59.0 million of debt outstanding under its credit agreement. On January 28, 2002, we entered into an agreement with the Iron Dynamics lenders to extinguish the debt under the Iron Dynamics credit agreement at the end of March 2002. This agreement requires us, among other things, to:

      (1) pay $15.0 million in cash to the Iron Dynamics lenders on February 1, 2002, which we have already done;

      (2) issue an aggregate of $22.0 million of common stock in three installments during March 2002 at market prices; and

      (3) make contingent future payments in an aggregate amount not to exceed $22.0 million if, and only if, Iron Dynamics resumes operations by January 27, 2007 and generates positive cash flow, as defined in the agreement.

Our compliance with the stated requirements by March 29, 2002, will constitute full and final settlement of all of IDI's obligations and our guarantees under the IDI credit agreement and will cause the IDI credit agreement to terminate. The contingent future payments of $22.0 million bear no interest and are considered a long-term contingent liability.

Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation, factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future.

We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our new senior secured credit agreement, will be adequate for the next two years for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. In 2002, we anticipate spending approximately $98.2 million on capital expenditures, with approximately $94.0 million (including approximately $9.3 million of capitalized interest) in connection with the remaining construction of our Columbia City structural steel and rail mill and approximately $4.2 million in connection with maintenance projects at our Butler flat rolled mill and our New Millennium facility.

Effective June 1, 2000, the board of directors authorized the extension and continuation of our 1997 share repurchase program, allowing us to repurchase an additional 5%, or 2,344,000 shares, of our outstanding common stock, at a purchase price not to exceed $15 per share. At December 31, 2001, we had acquired 3,843,000 shares of our common stock in open market purchases at an average price per share of $12, of which none were repurchased during 2001 or 1999 and 2,549,000 shares were purchased during 2000 at an average price per share of $11. As of December 31, 2001, approximately 957,000 shares remain available for us to repurchase under the June 2000 repurchase authorization.

INFLATION

We believe that inflation has not had a material effect on our results of operations.

ENVIRONMENTAL AND OTHER CONTINGENCIES

We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, such as our planned structural steel and rail mill project in Columbia City, Indiana, that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and we may become subject to more stringent environmental laws and regulations in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121 and the accounting and reporting provisions of APB No. 30 "Reporting the Results of Operations-Reporting the effects of Disposal of a Segment of a Business and Extraordinary Unusual and Infrequently Occurring Events and Transactions". SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS 144 broadens the presentation requirements of discontinued operations of APB No. 30 to include a component of an entity (rather than a segment of business). SFAS 144 is effective for fiscal years beginning after December 15, 2001. The company is currently assessing the impact of SFAS 144 on its consolidated financial position, results of operations and cash flow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate the appropriateness of these estimations and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. We generally recognize revenues from sales and the allowance for estimated costs associated with returns from these sales when the product is shipped. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in the impairment of their ability to make payments, additional allowance may be required.

IMPAIRMENTS OF LONG-LIVED ASSETS.

 In accordance with the methodology described in Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. During 2001, events and circumstances indicated that approximately $125.0 million of assets related to Iron Dynamics might be impaired. However, our estimate of undiscounted cash flows was approximately $76 million in excess of such carrying amounts and therefore no charge has been recorded at December 31, 2001. Nonetheless, it is reasonably possible that our estimate of undiscounted cash flows may change in the near term due to, among other things, technological changes, economic conditions, and changes in the business model or changes in operating performance, resulting in the need to write-down those assets to fair value.

DEFERRED TAX ASSETS AND LIABILITIES

We are required to estimate our income taxes as a part of the process of preparing our consolidated financial statements. This requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2001, we had available foreign tax credit carryforwards of approximately $3.0 million for federal income tax purposes, which expire in 2003. Due to the limited time frame remaining to utilize the foreign tax credits and the decreased likelihood that the net operating losses will be fully absorbed prior to the expiration of the credits, a valuation allowance of $1.9 million was created in 2001. Even if these credits are not utilized as such, they can be treated as tax-deductible expenses. Therefore, $1.1 million of foreign tax credit remains as a deferred tax asset as of December 31, 2001.

CONTINGENT LIABILITIES.

The accrual of a contingency involves considerable judgment on the part of management. We use outside experts, such as lawyers, as necessary to aid in the estimation of the probability that a loss will occur and the amount (or range) of that potential loss. During 1999, we were sued by institutional purchasers in a 1998 note offering by certain investment banks on behalf of Nakornthai Strip Mill Public Co. Limited, the owner and operator of a steel mini-mill in Thailand for whom we agreed to render certain post-offering technical and operational advisory services. During the second and third quarters of 2001, we settled seven of the nine pending lawsuits, and in the first quarter of 2002, we settled an eighth suit, in each case without any admission of liability and, to the extent of any monetary payments, except for approximately $2.3 million, for amounts provided by our insurance carriers and within applicable insurance coverage. Due to the uncertainties related to both the amount and range of loss on the remaining pending litigation, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates, if necessary. Such revisions in our estimates could materially impact our results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table represents the principal cash repayments and related weighted average interest rates by maturity date for our long-term debt as of December 31, 2001, giving effect to our refinancing and the IDI settlement both effective March 2002 (in millions):

                                                                              INTEREST RATE RISK
                                                         -----------------------------------------------------------
                                                                FIXED RATE                        VARIABLE RATE
                                                         ------------------------            -----------------------
                                                                          AVERAGE                            AVERAGE
Expected maturity date:                                  PRINCIPAL         RATE              PRINCIPAL        RATE
                                                         ---------        -------            ---------       -------
    2002.........................................         $  2.3            7.9%              $ 43.7           6.5%
    2003.........................................            2.8            7.9                 15.7           5.9
    2004.........................................            3.0            7.9                 28.1           5.8
    2005.........................................            3.4            7.9                 45.7           6.3
    2006.........................................            3.4            7.9                 34.2           5.6
    Thereafter...................................          229.8            9.3                187.8           6.0
                                                          ------                              ------
Total............................................         $244.7                              $355.2
                                                          ======                              ======
Fair value ......................................         $244.7                              $355.2
                                                          ======                              ======

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

At December 31, 2001, we had an interest rate swap agreement with a notional amount of $100.0 million. We agreed to make fixed rate payments at 6.92%, for which we will receive LIBOR payments. The maturity date of the interest rate swap agreement is January 10, 2005. The fair value of the interest rate swap agreement was estimated to be a liability of $8.8 million, which represents the amount we would have to pay to exit this agreement at December 31, 2001.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report...............................................  38

Consolidated Balance Sheets as of December 31, 2001 and 2000...............  39

Consolidated Statements of Income for each of the
   three years in the period ended December 31, 2001.......................  40

Consolidated Statements of Stockholders' Equity
   for each of the three years in the period ended December 31, 2001.......  41

Consolidated Statements of Cash Flows for each of the
   three years in the period ended December 31, 2001.......................  42

Notes to Consolidated Financial Statements.................................  43

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.

/S/ Ernst & Young LLP
Fort Wayne, Indiana
January 31, 2002, except for Note 3,
as to which the date is March 26, 2002, and
Note 7, as to which the date is
March 7, 2002

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       DECEMBER 31,
                                                                               ----------------------------
                                                                                  2001             2000
                                                                               ----------       -----------
                                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ............................................        $   78,241        $   10,184
 Accounts receivable, net of allowance for doubtful accounts of
       $2,374 and $1,611 as of December 31, 2001 and 2000,
       respectively ...................................................            65,589            82,838
 Accounts receivable-related parties ..................................            16,290            20,148
 Inventories ..........................................................           118,368           106,745
 Deferred income taxes ................................................            24,600            12,854
 Other current assets .................................................             9,116             9,844
                                                                               ----------       -----------
       Total current assets ...........................................           312,204           242,613

PROPERTY, PLANT, AND EQUIPMENT, NET ...................................           852,061           807,322

RESTRICTED CASH .......................................................             3,030             3,465

OTHER ASSETS ..........................................................            12,803            13,674
                                                                               ----------       -----------

              TOTAL ASSETS ............................................        $1,180,098        $1,067,074
                                                                               ==========        ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable..................................................        $   30,228       $   18,874
     Accounts payable-related parties..................................            11,101            9,114
     Accrued interest..................................................             4,052            5,364
     Other accrued expenses............................................            26,697           26,302
     Current maturities of long-term debt..............................            46,033           17,044
                                                                               ----------       ----------
              Total current liabilities................................           118,111           76,698

LONG-TERM DEBT, less current maturities................................           553,891          515,476

DEFERRED INCOME TAXES..................................................            62,765           52,027

MINORITY INTEREST......................................................             4,769            4,089

OTHER LONG-TERM CONTINGENT LIABILITIES.................................            21,987               --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock voting, $.01 par value; 100,000,000 shares
         authorized; 49,586,473 and 49,347,626 shares issued;
         45,743,473 and 45,504,626 shares outstanding as of
         December 31, 2001 and 2000, respectively......................               495               493
   Treasury stock, at cost; 3,843,000 shares as of
         December 31, 2001 and 2000....................................           (46,526)          (46,526)
   Additional paid-in capital..........................................           337,733           335,732
   Retained earnings...................................................           132,229           129,085
   Other accumulated comprehensive loss................................            (5,356)                -
                                                                               ----------       -----------
              Total stockholders' equity...............................           418,575           418,784
                                                                               ----------       -----------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............        $1,180,098       $ 1,067,074
                                                                               ==========       ===========


                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                             2001            2000            1999
NET SALES:                                                                 --------        --------        --------

   Unrelated parties ..............................................        $495,079        $549,851        $498,723
   Related parties ................................................         111,905         142,772         120,098
                                                                           --------        --------        --------
         Total net sales ..........................................         606,984         692,623         618,821
Cost of goods sold ................................................         522,927         533,914         487,629
                                                                           --------        --------        --------
         Gross profit .............................................          84,057         158,709         131,192
Selling, general and administrative expenses ......................          58,132          53,306          42,441
                                                                           --------        --------        --------
         Operating income .........................................          25,925         105,403          88,751
Interest expense ..................................................          18,480          20,199          22,178
Other expense .....................................................           2,333             719           1,294
                                                                           --------        --------        --------
         Income before income taxes ...............................           5,112          84,485          65,279
Income tax expense ................................................           1,968          30,690          25,849
                                                                           --------        --------        --------
         Net income ...............................................        $  3,144        $ 53,795        $ 39,430
                                                                           ========        ========        ========

BASIC EARNINGS PER SHARE:

   Net income .....................................................        $   0.07        $   1.15        $   0.82
                                                                           ========        ========        ========
   Weighted average common shares outstanding .....................          45,655          46,822          47,914
                                                                           ========        ========        ========
DILUTED EARNINGS PER SHARE:

   Net income .....................................................        $   0.07        $   1.15        $   0.82
                                                                           ========        ========        ========
   Weighted average common shares and share equivalents outstanding          45,853          46,974          48,153
                                                                           ========        ========        ========


                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                            OTHER
                                                                            ADDITIONAL                   ACCUMULATED
                                                                COMMON        PAID-IN      RETAINED     COMPREHENSIVE
                                                  SHARES        STOCK         CAPITAL      EARNINGS         LOSS
                                                  ------      ---------     ----------     ---------    -------------
BALANCES AT JANUARY 1, 1999 ................      47,864      $     492      $ 334,363     $  35,860      $      --

Exercise of stock options, including
  related tax effect .......................         107              1            874            --             --
Net income and comprehensive income........           --             --             --        39,430             --
                                                  ------      ---------      ---------     ---------      ---------
BALANCES AT DECEMBER 31, 1999 ..............      47,971            493        335,237        75,290             --

Exercise of stock options, including
  related tax effect .......................          83             --            495            --             --
Purchase of treasury stock .................      (2,549)            --             --            --             --
Net income and comprehensive income.........          --             --             --        53,795             --
                                                  ------      ---------      ---------     ---------      ---------
BALANCES AT DECEMBER 31, 2000 ..............      45,505            493        335,732       129,085             --

Exercise of stock options, including
  related tax effect .......................         238              2          2,001            --             --

COMPREHENSIVE INCOME (LOSS):

  Net income and comprehensive loss ........          --             --             --         3,144             --
  Cumulative effect of an accounting change,
     net of tax effect of $1,545 ...........          --             --             --            --         (2,468)
  Unrealized loss on derivative instruments,
     net of tax effect of $1,811 ...........          --             --             --            --         (2,888)
         Total comprehensive loss ..........          --             --             --
                                                  ------      ---------      ---------     ---------      ---------
BALANCES AT DECEMBER 31, 2001 ..............      45,743      $     495      $ 337,733     $ 132,229      $  (5,356)
                                                  ======      =========      =========     =========      =========

                                                 TREASURY
                                                   STOCK             TOTAL
                                                 ---------         ---------
BALANCES AT JANUARY 1, 1999 ................     $ (19,650)        $ 351,065

Exercise of stock options, including
  related tax effect .......................            --               875
Net income and comprehensive income.........            --            39,430
                                                 ---------         ---------
BALANCES AT DECEMBER 31, 1999 ..............       (19,650)          391,370

Exercise of stock options, including
  related tax effect .......................            --               495
Purchase of treasury stock .................       (26,876)          (26,876)
Net income and comprehensive income.........            --            53,795
                                                 ---------         ---------
BALANCES AT DECEMBER 31, 2000 ..............       (46,526)          418,784

Exercise of stock options, including
  related tax effect .......................            --             2,003

COMPREHENSIVE INCOME (LOSS):

  Net income ...............................            --             3,144
  Comprehensive loss:
     Cumulative effect of an accounting change,
        net of tax effect of $1,545 ...........         --            (2,468)
     Unrealized loss on derivative instruments,
        net of tax effect of $1,811 ...........         --            (2,888)
                                                                   ---------
         Total comprehensive loss ..........            --            (2,212)
                                                 ---------         ---------
BALANCES AT DECEMBER 31, 2001 ..............     $ (46,526)        $ 418,575
                                                 =========         =========


                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------------
                                                                              2001             2000               1999
                                                                           ---------         ---------         ---------
OPERATING ACTIVITIES:
Net income .......................................................         $   3,144         $  53,795         $  39,430
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization .................................           46,794            45,443            39,269
    Loss on disposal of property, plant and equipment .............               42               155               115
    Deferred income taxes .........................................           (1,008)           20,386            15,125
    Minority interest .............................................              680             2,294             1,795
    Changes in certain assets and liabilities:
         Accounts receivable ......................................           21,107           (16,337)          (20,694)
         Inventories ..............................................          (11,623)               (3)           19,964
         Other assets .............................................            1,169                59            10,784
         Accounts payable .........................................           13,341            (9,648)            3,194
         Accrued expenses .........................................           (6,273)            6,648             5,797
                                                                           ---------         ---------         ---------
            Net cash provided by operating activities .............           67,373           102,792           114,779
                                                                           ---------         ---------         ---------
INVESTING ACTIVITIES:
     Purchases of property, plant and equipment ...................          (90,714)         (110,379)         (126,673)
     Proceeds from sale of property, plant and equipment ..........                4               980               374
                                                                           ---------         ---------         ---------
                  Net cash used in investing activities ...........          (90,710)         (109,399)         (126,299)
                                                                           ---------         ---------         ---------
FINANCING ACTIVITIES:
     Issuance of long-term debt ...................................          201,362            68,917            40,042
     Repayments of long-term debt .................................         (111,971)          (42,360)          (18,025)
     Purchase of treasury stock ...................................               --           (26,876)               --
     Issuance of common stock (net of expenses) and proceeds
       from exercise of stock options, including related tax effect            2,003               495               875
                                                                           ---------         ---------         ---------
                  Net cash provided by financing activities .......           91,394               176            22,892
                                                                           ---------         ---------         ---------

Increase (decrease) in cash and cash equivalents ..................           68,057            (6,431)           11,372
Cash and cash equivalents at beginning of year ....................           10,184            16,615             5,243
                                                                           ---------         ---------         ---------
Cash and cash equivalents at end of year ..........................        $  78,241         $  10,184         $  16,615
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

Steel Operations. The company's core business operates a technologically advanced flat-rolled steel mini-mill with an annual production capacity of 2.2 million tons of flat-rolled carbon steel products, including hot rolled, cold rolled and coated products. The company sells these products directly to end-users and through steel service centers located primarily in the Midwestern United States. The company began construction of its structural and rail division in May 2001 and anticipates the commencement of structural steel production during the second quarter of 2002 and rail production during the first quarter of 2003. This facility is designed to produce and sell structural steel beams, pilings, and other steel components directly to end-users and service centers for the construction, transportation and industrial machinery markets. This facility is also designed to produce and sell a variety of standard and premium grade rails for the railroad industry.

Steel Scrap Substitute and Other Operations. The company's wholly owned subsidiary, Iron Dynamics, Inc. (IDI), involves the pioneering of a process to produce direct reduced iron, which is then converted into liquid pig iron. Liquid pig iron is a high quality steel scrap substitute used in the company's flat-rolled steel mini-mill. During 1999, IDI commenced initial start-up and produced and sold a minimal amount of liquid pig iron to the company's flat roll division; however, it was determined that IDI would require certain design and equipment modifications to attain its fully intended operating functionality. These modifications occurred during the second half of 2000 with completion and restart occurring in the first quarter of 2001. While IDI believed that many of the design and equipment deficiencies were corrected with these modifications, the company halted operations at IDI during July 2001 with no specific date set for resumption of actual production, as a result of higher than expected start-up and process refinement costs, lower than expected production quantities, exceptionally high energy costs and historically low steel scrap pricing. Since operations were halted in 2001, the costs incurred at IDI are composed of those expenses required to maintain the facility and further evaluate the project and its related benefits. The company also has two consolidated subsidiary operations one that receives revenue from the fabrication of trusses, girders, steel joist and steel decking for the non-residential construction industry and one that receives revenue from the further processing, or slitting, and sale of certain secondary and excess steel products.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of SDI, together with its subsidiaries after elimination of significant intercompany accounts and transactions. Minority interest represents the minority shareholders' proportionate share in the equity or income of the company's consolidated subsidiaries.

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

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories. Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following at December 31 (in thousands):

                                                               2001        2000
                                                            --------    --------
      Raw materials......................................   $ 44,807    $ 39,302
      Supplies...........................................     42,258      41,770
      Work in progress...................................      8,512       7,916
      Finished goods.....................................     22,791      17,757
                                                            --------    --------
                                                            $118,368    $106,745
                                                            ========    ========

Property, Plant and Equipment. Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress and is reduced by proceeds received from state and local government grants and other capital cost reimbursements. Depreciation is provided utilizing the units-of-production method for manufacturing plant and equipment and the straight-line method for non-manufacturing equipment. The estimated useful lives of assets range from 5 to 30 years. Since the company halted operations at IDI in July 2001, the temporarily idled IDI equipment on the units-of-production depreciation method is being depreciated as a minimum percentage of the straight-line depreciation methodology. Repairs and maintenance are expensed as incurred. In accordance with the methodology described in Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. During 2001, events and circumstances indicated that approximately $125.0 million of assets related to Iron Dynamics might be impaired. However, the company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value.

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

Earnings Per Share. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between the company's basic and diluted earnings per share is solely attributable to stock options. For the years ended December 31, 2001, 2000 and 1999, options to purchase 1,371,000, 1,631,000 and 767,000 shares, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

Derivative Financial Instruments. Effective January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities," as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. Changes in the fair value of derivatives that are designated as hedges, depending on the nature of the hedge, are recognized as either an offset against the change in fair value of the hedged balance sheet item through earnings or as other comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

In the normal course of business, the company has limited involvement with derivative financial instruments in an effort to manage the company's exposure to fluctuations in interest and foreign exchange rates. The company employs an interest rate swap agreement and periodically employs foreign currency exchange contracts as necessary. Upon adoption of SFAS No. 133, the company designated and assigned the financial instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument. The company classified its derivative financial instruments as held or issued for purposes other than trading. The company's results of operations and financial position reflect the impact of adopting SFAS No. 133 commencing January 1, 2001, as a one-time after-tax cumulative effect of an accounting change of approximately $2.5 million as a reduction in other comprehensive income.

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

Recent Accounting Pronouncements. In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121 and the accounting and reporting provisions of APB No. 30 "Reporting the Results of Operations-Reporting the effects of Disposal of a Segment of a Business and Extraordinary Unusual and Infrequently Occurring Events and Transactions". SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. SFAS 144 broadens the presentation requirements of discontinued operations of APB No. 30 to include a component of an entity (rather than a segment of business). SFAS 144 is effective for fiscal years beginning after December 15, 2001. The company is currently assessing the impact of SFAS 144, if any, on its consolidated financial position, results of operations and cash flow.

NOTE 2.  PROPERTY, PLANT AND EQUIPMENT

The company's property, plant and equipment at December 31 consisted of the following (in thousands):

                                                              2001        2000
                                                           ---------   ---------
      Land and improvements..............................  $  31,882   $  24,102
      Buildings and improvements.........................     87,442      80,809
      Plant, machinery and equipment.....................    684,700     644,685
      Construction in progress...........................    247,318     211,078
                                                           ---------   ---------
                                                           1,051,342     960,674
      Less accumulated depreciation......................    199,281     153,352
                                                           ---------   ---------
          Property, plant, and equipment, net............   $852,061    $807,322
                                                           =========   =========

NOTE 3. DEBT AND OTHER LONG-TERM CONTINGENT LIABILITY

The SDI Refinancing. On March 26, 2002, the company refinanced its existing $450.0 million senior secured credit facility and its $45.0 million senior unsecured credit facility with the following:

- $75.0 million in the form of a five-year revolving credit facility, maturing March 26, 2007, which is subject to a borrowing base and bears interest at floating rates;

- $70.0 million in the form of a five-year term A loan, payable in quarterly installments beginning June 26, 2003, with the final installment due March 26, 2007, and bearing interest at floating rates;

- $205.0 million in the form of a six-year term B loan, payable in quarterly installments beginning June 26, 2003, with the final installment due March 26, 2008, and bearing interest at floating rates; and

- $200.0 million in the form of 9.50% seven-year senior unsecured notes due March 15, 2009 (non-callable for four years), with interest payable semi-annually.

The new $350.0 million senior secured credit facility is secured by liens and mortgages on substantially all of the personal and real property assets of the company and its wholly-owned subsidiaries and by pledges of all shares of capital stock and inter-company debt held by the company and its wholly-owned subsidiaries. The new senior secured credit facility contains financial covenants and other covenants that limit or restrict the company with respect to its ability to make capital expenditures, incur indebtedness, and make restricted payments or investments, among other things.

The $200.0 million 9.50% senior unsecured notes have a maturity of seven years. The company may redeem the notes at any time on or after March 15, 2006, at a redemption price of 104.750%, on or after March 15, 2007, at a redemption price of 102.275%, and on or thereafter March 15, 2008, at a redemption price of 100.000%. In addition, at any time prior to March 15, 2005, the company may redeem up to 35% of the principal amount of the notes with the net cash proceeds of its common stock at a redemption price of 109.500% plus accrued interest up to the redemption date, provided that certain other restrictions as described in the indenture are met. The notes bear interest at 9.50%, payable semiannually on each March 15th and September 15th, commencing September 15, 2002.

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IDI Settlement. IDI entered into a credit agreement dated as of December 31, 1997, with a syndicate of financial institutions under which the lenders agreed to provide IDI with a $55.0 million term loan facility and a $10.0 million revolving credit facility. As of December 31, 2001, there was an outstanding principal balance of $52.0 million under the term loan facility and $7.0 million under the revolving facility. As a result of higher than expected start-up and process refinement costs, lower than expected production quantities, exceptionally high energy costs and historically low steel scrap pricing, the company halted operations at IDI during July 2001 with no specific date set for resumption of actual production. This suspension of operations placed IDI in a position where it might breach certain future financial covenants as well as trigger a mandatory principal prepayment under the its revolving credit facility for failure to meet its borrowing base requirements.

On January 28, 2002, the company entered into an agreement with the IDI lenders to extinguish the debt under the IDI senior secured credit agreement at the end of March 2002. This agreement required the company, among other things, to perform the following:

-     pay $15.0 million in cash to the IDI lenders on February 1, 2002;

- issue an aggregate of $22.0 million of common stock in three installments to the IDI lenders during March 2002 at market prices; and

- make contingent future payments in an aggregate amount not to exceed $22.0 million to the existing IDI lenders if, and only if, IDI resumes operations by January 27, 2007 and generates positive cash flow, as defined in the agreement.

The company's compliance with the above requirements by March 29, 2002, will constitute full and final settlement of all of IDI's obligations under the IDI credit agreement and all of the company's obligations under any outstanding guarantees of IDI's credit agreement obligations and will cause the IDI credit agreement to terminate. The contingent future payments of $22.0 million are classified as a non-interest bearing other long-term contingent liability on the company's balance sheet. At December 31, 2001, no contingent payments are expected to be required within the next twelve months. In connection with the SDI Refinancing and the IDI settlement, the company will write-off approximately $1.9 million, net of tax, of the remaining capitalized financing costs associated with its retired exiting senior credit facilities.

The company's borrowings at December 31, after giving effect to the IDI settlement, consisted of the following (in thousands):

                                                                                          2001          2000
                                                                                        --------      --------
      SDI senior secured notes payable, subsequently refinanced ..................      $490,000      $400,000
      IDI senior secured notes payable, subsequently settled .....................        37,000        60,250
      NMBS senior secured notes payable ..........................................        19,570        19,898
      State and local government municipal bond issues ...........................        26,500        27,600
      Electric utility, transmission facility and other equipment obligation loans        26,854        24,772
                                                                                        --------      --------
          Total debt .............................................................       599,924       532,520
      Less current maturities ....................................................        46,033        17,044
                                                                                        --------      --------
            Long-term debt .......................................................      $553,891      $515,476
                                                                                        ========      ========

The weighted average interest rate was 6.1% and 7.4% for the years ended December 31, 2001 and 2000, respectively, under the company's existing senior secured and unsecured credit facilities. The weighted average interest rate was 6.4% and 8.6% for the years ended December 31, 2001 and 2000, respectively, under IDI's existing senior secured credit facilities. The company has an interest rate swap agreement with a notional amount of $100.0 million pursuant to which the company has agreed to make fixed rate payments at 6.92% on the tenth day of each January, April, July and October and will receive LIBOR payments. This interest rate swap agreement matures January 10, 2005.

New Millennium Building Systems (NMBS) Senior Secured Financing. NMBS has a $23.0 million bank credit facility with Bank of America, N.A. that is comprised of:

- $15.0 million in the form of a five-year term loan facility (subject to a borrowing base), payable in sixteen quarterly installments of $562,500 beginning March 31, 2001, with a final balloon installment due March 31, 2005.

- $8.0 million in the form of a five-year revolving facility (subject to a borrowing base), which matures March 31, 2005.

Borrowings under the NMBS credit agreement bear interest at floating rates. The weighted average interest rate was 7.9% and 9.4% for the years ended December 31, 2001 and 2000, respectively. The NMBS bank credit agreement is secured by liens on substantially all of NMBS's assets. The company has unconditionally guaranteed $3.4 million of the $19.6 million of debt outstanding under the NMBS credit agreement as of December 31, 2001.

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State and Local Government Municipal Bond Issues. In May 1995, the company entered into a bond purchase agreement with the Indiana Development Finance Authority, under which was issued $21.4 million of bonds to finance, among other things, the construction and equipment for certain sewage works, improvements, waste and water system improvements and other related facilities located at the Butler, Indiana mini-mill. The bonds bear interest at 8.01%, with payments of principal and interest due monthly through final maturity in August 2015. As of December 31, 2001 and 2000, approximately $3.0 million of the bond proceeds were held by the bond trustee in a debt service reserve fund and were recorded as restricted cash. A stand-by letter of credit relating to the municipal bonds was outstanding at December 31, 2001 and 2000, in the amount of $17.2 million and $22.0 million, respectively.

In November 1998, the company received $10.0 million from Whitley County, Indiana representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities located at the Whitley County, Indiana structural and rail mill. The bonds bear interest at 7.25%, with interest payable semi-annually and principal payments commencing November 2003 through final maturity in November 2018. As of December 31, 2001 and 2000, respectively, approximately $239,000 and $422,000 of the bond proceeds were held by the bond trustee in a debt service reserve fund and were recorded as restricted cash.

Electric Utility Development Loan. In June 1994, the company entered into a loan agreement with Indiana Michigan Power Company for approximately $13.0 million to finance the company's portion of the cost to construct a substation. The loan bears interest at 8.0%, with equal monthly principal and interest payments required in amounts sufficient to amortize the substation facility loan over a period of 15 years. The outstanding principal balance on the substation facility loan was $10.2 million and $10.9 million, as of December 31, 2001 and 2000, respectively.

In addition, the company entered into another loan agreement with Indiana Michigan Power Company for approximately $7.8 million to finance the company's portion of the cost to construct a transmission line and certain related facilities. The loan bears interest at 8.0%, with equal monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years. The outstanding principal balance on the transmission facility loan was $6.6 million and $6.8 million as of December 31, 2001 and 2000, respectively.

During 1998, IDI entered into an agreement with American Electric Power Financial Services to provide a $6.5 million eight-year loan. This electric utility loan is secured by on-site power distribution and related equipment. The related interest rate is tied to 90- day commercial paper rates with an option to establish a fixed interest rate based on an average of the interest rates applicable to one, three and five year U.S. Treasuries. The weighted average interest rate was 6.9% and 7.9% for the years ended December 31, 2001 and 2000, respectively. The outstanding principal balance on the on-site power distribution facility was $4.7 million and $5.5 million as of December 31, 2001 and 2000, respectively.

The above credit agreements contain customary representations and warranties and affirmative and negative covenants, including, among others, covenants relating to financial and compliance reporting, capital expenditures, restricted dividend payments, maintenance of certain financial ratios, incurrence of liens, sale or disposition of assets and incurrence of other debt.

Maturities of outstanding debt as of December 31, 2001, after giving effect to the SDI Refinancing and the IDI Settlement, are as follows (in thousands):

                        2002..........................     $ 46,033
                        2003..........................       18,553
                        2004..........................       31,108
                        2005..........................       49,009
                        2006..........................       37,600
                        Thereafter....................      417,621
                                                            -------
                                                           $599,924
                                                           ========

The company capitalizes interest on construction-in-progress assets. For the years ended December 31, 2001, 2000, and 1999, total interest costs incurred were $34.1 million, $37.8 million and $35.4 million, respectively, of which $14.0 million, $17.5 million and $13.2 million, respectively, were capitalized. Cash paid for interest was $35.7 million, $37.3 million and $33.7 million for the years ended December 31, 2001, 2000, and 1999, respectively.

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES

The company files a consolidated federal income tax return. Cash paid for taxes was $4.7 million, $17.9 million and $12.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The current and deferred federal and state income tax expense for the years ended December 31 are as follows (in thousands):

                                              2001         2000         1999
                                             ------      -------      -------
      Current income tax expense ......      $  768      $10,086      $12,201
      Deferred income tax expense .....       1,200       20,604       13,648
                                             ------      -------      -------
         Total income tax expense .....      $1,968      $30,690      $25,849
                                             ======      =======      =======

A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

                                                                    2001        2000        1999
                                                                    ----        ----        ----
      Statutory federal tax rate .............................      35.0%       35.0%       35.0%
         State income taxes, net of federal benefit ..........      (1.5)        3.5         4.5
         Other permanent differences .........................       1.4         0.1         0.1
         Benefit of rate decrease on cumulative deferred taxes      (33.8)      (2.3)         --
         Valuation allowance .................................      37.4          --          --
                                                                    ----        ----        ----
      Effective tax rate .....................................      38.5%       36.3%       39.6%
                                                                    ====        ====        ====

Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                                            2001            2000
                                                                         ---------       ---------
      DEFERRED TAX ASSETS:
         Net operating loss, capital loss, and credit carryforwards      $  27,814       $  13,925
         Alternative minimum tax carryforwards ....................         35,266          35,547
         Capitalized start-up costs ...............................         17,955          16,764
         Tax assets expensed for books ............................         11,077          12,499
         Interest rate swap liability .............................          3,257              --
         Accrued expenses .........................................          1,458           1,530
                                                                         ---------       ---------
      Total deferred tax assets ...................................         96,827          80,265
         Less valuation allowance .................................         (1,913)             --
                                                                         ---------       ---------
      Net deferred tax assets .....................................         94,914          80,265
                                                                         ---------       ---------

      DEFERRED TAX LIABILITIES:
         Depreciable assets .......................................       (124,884)       (111,330)
         Amortization of fees .....................................         (3,398)         (3,001)
         Capitalized Interest .....................................         (4,589)         (5,041)
         Other ....................................................           (208)            (66)
                                                                         ---------       ---------
      Total deferred tax liabilities ..............................       (133,079)       (119,438)
                                                                         ---------       ---------
         Net deferred tax liability ...............................      $ (38,165)      $ (39,173)
                                                                         =========       =========

The deferred tax assets and liabilities reflect the net tax effects of temporary differences that are derived from the cumulative taxable or deductible amounts recorded in the consolidated financial statements in years different from that of the income tax returns. As of December 31, 2001, the company had available net operating loss carryforwards of approximately $57.6 million for federal income tax purposes, which expire through 2021. As of December 31, 2001, the company had available capital loss carryforwards of approximately $5.5 million for federal and state income tax purposes, which expire beginning in 2005.

As of December 31, 2001, the company had available foreign tax credit carryforwards of approximately $3.0 million for federal income tax purposes, which expire in 2003. Due to the limited time frame remaining to utilize the foreign tax credits and the decreased likelihood that the net operating losses will be fully absorbed prior to the expiration of the credits, a valuation allowance of $1.9 million was recorded in 2001. Even if these credits are not utilized as such, they can be treated as tax-deductible expenses. Therefore, $1.1 million of foreign tax credit remains as a deferred tax asset as of December 31, 2001.

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. COMMON STOCK

Effective June 1, 2000, the board of directors authorized the extension and continuation of the company's 1997 share repurchase program, allowing the company to repurchase an additional 5%, or 2,344,000 shares, of its outstanding common stock, at a purchase price not to exceed $15 per share. At December 31, 2001, the company had acquired 3,843,000 shares of its common stock in open market purchases, of which none were purchased during 2001, 2,549,000 shares were purchased during 2000, and none were purchased during 1999. The average price per share of these purchases is $12. As of December 31, 2001, approximately 957,000 shares remain available for us to repurchase under the June 2000 repurchase program.

NOTE 6. INCENTIVE STOCK OPTION AND OTHER PLANS

1994 and 1996 Incentive Stock Option Plans. The company has reserved 6,005,765 shares of common stock for issuance upon exercise of options or grants under the 1994 Incentive Stock Option Plan (1994 Plan) and the 1996 Incentive Stock Option Plan (1996 Plan). The 1994 Plan was adopted for certain key employees who are responsible for management of the company. Options granted under the 1994 Plan vest two-thirds six months after the date of grant and one-third five years after the date of grant, with a maximum term of ten years. All of the company's employees are eligible for the 1996 Plan, with the options vesting 100% six months after the date of grant, with a maximum term of five years. Both plans grant options to purchase the company's common stock at an exercise price of at least 100% of fair market value on the date of grant.

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

The company's combined stock option activity for the 1994 Plan, the 1996 Plan and the Director Plan is as follows:

                                                                WEIGHTED AVERAGE
                                                    OPTIONS      EXERCISE PRICE
                                                   ---------    ----------------
Balance outstanding at January 1, 1999 ......      1,517,483        $13.66
   Granted ..................................        426,258         15.51
   Exercised ................................       (106,799)         5.32
   Forfeited ................................        (97,060)        18.77

Balance outstanding at December 31, 1999 ....      1,739,882         14.34
   Granted ..................................        753,072          9.96
   Exercised ................................        (82,748)         4.10
   Forfeited ................................        (93,616)        19.27

Balance outstanding at December 31, 2000 ....      2,316,590         13.17
   Granted ..................................        636,322         11.90
   Exercised ................................       (158,838)         9.29
   Forfeited ................................       (117,812)        15.42

Balance outstanding at December 31, 2001 ....      2,676,262        $13.00

The following table summarizes certain information concerning the company's outstanding options as of December 31, 2001:

                                             WEIGHTED AVERAGE
                                                REMAINING
  RANGE OF               OUTSTANDING         CONTRACTUAL LIFE   WEIGHTED AVERAGE       EXERCISABLE       WEIGHTED AVERAGE
EXERCISE PRICE             OPTIONS                (YEARS)        EXERCISE PRICE          OPTIONS          EXERCISE PRICE
--------------           -----------         ----------------   ----------------       -----------       -----------------
   $3 to $10                876,405                 3.4              $ 7.90              876,405              $ 7.90
  $10 to $15              1,081,214                 3.9               12.46              713,290               13.56
  $15 to $20                390,384                 3.0               18.44              346,419               18.41
  $20 to $30                328,259                 3.1               21.90              279,615               21.64

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                       2001       2000     1999
                                                      ------     ------   ------
      Net income:
         As reported............................      $3,144    $53,795  $39,430
         Pro forma..............................         814     51,694   37,712
      Diluted earnings per share:
        As reported.............................      $  .07    $  1.15  $   .82
        Pro forma...............................         .02       1.10      .78

The estimated weighted average fair value of the individual options granted during 2001, 2000 and 1999 was $5.17, $4.19 and $6.97, respectively, on the date of grant. The fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions: no-dividend-yield, risk-free interest rates from 4.1% to 7.1%, expected volatility from 30% to 62% and expected lives from five months to nine years.

Officer and Manager Cash and Stock Bonus Plan. Officers and managers of the company are eligible to receive cash bonuses based on predetermined formulas designated in the Officer and Manager Cash and Stock Bonus Plan. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company. Any common stock issued pursuant to this plan vests one-third in January of each of the three years following the year of award. A total of 450,000 shares have been reserved under this plan. As of December 31, 2001, approximately 55,000 shares of the original 82,000 shares related to the 2000 stock bonus award, remained committed for issuance.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The company has an off-take agreement with Heidtman Steel Products (Heidtman) that extends through March 2007 (see Note 8). Under the terms of the agreement, Heidtman is obligated to purchase and the company is obligated to sell to Heidtman at least 76,000 tons of hot band products per quarter or 336,000 tons annually and at least 15,000 tons of cold-rolled products per quarter or 60,000 tons annually. The company's pricing to Heidtman is determined by either a market pricing formula based on an "all-in" cost plus basis or a spot market pricing formula determined on the basis of a discounted market index.

The company has executed a raw material supply contract with OmniSource Corporation (OmniSource) for the purchase of steel scrap resources (see Note 8). Under the terms of the contract, OmniSource will locate and secure, at the lowest then-available market price, steel scrap for the company in grades and quantities sufficient for the company to meet substantially all of its production requirements. The term of the contract extends to at least December 31, 2002. The company retains the right to acquire scrap from other sources if certain business conditions are present.

The company purchases its electricity consumed at its wholly-owned Butler facilities pursuant to a contract, which extends through December 2007. The contract designates 170 hours as "interruptible service" during 2002 and these interruptible hours further decrease annually through expiration of the agreement. The contract also establishes an agreed fixed rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. The company has outstanding construction-related commitments of $78.2 million at December 31, 2001, related to the structural and rail mill construction.

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

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second and third quarters of 2001, the company settled seven of the nine pending lawsuits, and in the first quarter of 2002, the company settled an eighth suit, in each case without any admission of liability and, to the extent of any monetary payments, except for approximately $2.3 million, for amounts provided by our insurance carriers and within applicable insurance coverage. The remaining lawsuit is a consolidated Minnesota federal court case involving claims for approximately $48 million in compensatory damages; together with claims for interest and attorney's fees and punitive damages. Discovery has been substantially completed. The company maintains that it was engaged solely to provide post-offering technical and operational advice and consultation services, that it was not an issuer, guarantor, underwriter or seller of any of the notes, and that it did not draft any of the offering materials. While the company believes that it has meritorious legal and factual defenses to these claims, and is vigorously defending itself in the remaining related action, and while the company believes that it also has meritorious claims against one or more of the other co-defendants for some or all of the plaintiffs' claims, there can be no assurance as to the ultimate outcome with respect to the remaining lawsuit or that the company will not be found liable for all of the claimed damages in that case. The company has expended all of its available insurance coverage, and any settlement of this case, to the extent of any monetary payments, or if the case is tried, the amount of any judgment, will not be covered by insurance and will impact the company's earnings.

NOTE 8. TRANSACTIONS WITH AFFILIATED COMPANIES

The company sells various flat rolled products to Heidtman and purchases steel scrap resources from OmniSource, both of which are affiliated companies. The president and chief executive officer of Heidtman is a member of the company's board of directors and Heidtman is a stockholder of the company. The chairman of the board of directors of OmniSource is also a member of the company's board of directors and is a stockholder of the company. Transactions with these affiliated companies for the years ended December 31 are as follows (in millions):

                                 2001                          2000                         1999
                       -------------------------     -------------------------    -------------------------
                                    PERCENTAGE                    PERCENTAGE                   PERCENTAGE
                        AMOUNT    OF TOTAL SALES      AMOUNT    OF TOTAL SALES     AMOUNT    OF TOTAL SALES
                       --------   --------------     --------   --------------    --------   --------------
Sales:
  Heidtman........     $  112.3          18%         $  142.8          21%        $  120.1          19%
Accounts receivable:
  Heidtman........         16.3                          20.1                         12.0
Purchases:
  OmniSource......        177.5                         179.7                        154.3
Accounts payable:
  OmniSource......         11.0                           9.1                         17.1


NOTE 9. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximates fair value due the interest being determined by variable rates, repricing periodically. The fair value of the interest rate swap agreement was estimated to be a liability of $8.8 million and $4.0 million at December 31, 2001 and 2000, respectively. The fair values are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available.

NOTE 10. RETIREMENT PLANS

The company sponsors a 401(k) retirement savings and profit sharing plan for eligible employees, which is a "qualified plan" for federal income tax purposes. The company's total expense for the plan was $424,000, $4.6 million and $3.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SEGMENT INFORMATION

The company has two reportable segments: steel operations and steel scrap substitute operations. The steel operations segment includes the company's flat rolled division and structural and rail division. The flat rolled division sells a broad range of hot-rolled, cold-rolled and coated steel products, including a large variety of specialty products such as thinner gauge hot-rolled products and galvanized products. The flat rolled division sells directly to end-users and service centers located primarily in the Midwestern United States and these products are used in numerous industry sectors, including the automotive, construction and commercial industries. The company began significant construction of its structural and rail division in May 2001 and anticipates the commencement of structural steel production during the second quarter of 2002 and rail production during the first quarter of 2003. This facility is designed to produce and sell structural steel beams, pilings, and other steel components directly to end-users and service centers for the construction, transportation and industrial machinery markets. This facility is also designed to produce and sell a variety of standard and premium grade rails for the railroad industry.

Steel scrap substitute operations include the revenues and expenses associated with the company's wholly owned subsidiary, Iron Dynamics. Since 1997, IDI has attempted to develop and commercialize a pioneering process to produce liquid pig iron, a substitute for a portion of the solid pig iron and steel scrap used in the production processes of the company's flat rolled division and structural and rail division. During 1999, IDI commenced initial start-up and produced and sold a minimal amount of liquid pig iron to the company's flat roll division; however, it was determined that IDI would require certain design and equipment modifications to attain its fully intended operating functionality. These modifications occurred during the second half of 2000 with completion and restart occurring in the first quarter of 2001. However, while IDI believed that many of the design and equipment deficiencies were corrected with these modifications, the company halted operations at IDI during July 2001 with no specific date set for resumption of actual production, as a result of higher than expected start-up and process refinement costs, lower than expected production quantities, exceptionally high energy costs and historically low steel scrap pricing. Since operations were halted in 2001, IDI's costs are composed of those expenses required to maintain the facility and further evaluate the project and its related benefits.

Revenues included in the category " All Other" are from two subsidiary operations that are below the quantitative thresholds required for reportable segments. These revenues are from the fabrication of trusses, girders, steel joist and steel decking for the non-residential construction industry; from the further processing, or slitting, and sale of certain steel products; and from the resale of certain secondary and excess steel products. In addition, "All Other" also includes certain unallocated corporate accounts, such as the company's senior secured credit facilities, senior unsecured notes, and certain other investments.

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company's operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company's steel operations include sales to non-U.S. companies of $8.0 million, $10.3 million and $8.5 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

The company's segment results are as follows (in thousands):

                                           2001          2000           1999
                                        ---------      --------       --------
STEEL OPERATIONS
Net sales
   External                             $ 541,693      $679,137       $618,821
   Other segments                          33,462         5,548              -
Operating income                           49,537       138,180        111,977
Depreciation and amortization              43,852        43,923         38,577
Assets                                    890,504       867,075        837,645
Liabilities                                95,251        85,759         98,582
Capital expenditures                       83,399        64,611        107,382
--------------------------------------------------------------------------------
STEEL SCRAP SUBSTITUTE OPERATIONS
Net sales
   External                             $       -      $      -       $      -
   Other segments                           4,660         5,752          1,171
Operating loss                            (14,203)      (12,477)       (13,504)
Depreciation and amortization               1,274           785            583
Assets                                    155,415       148,897        121,097
Liabilities                                64,670        71,195         72,526
Capital expenditures                        4,619        21,622         14,596
--------------------------------------------------------------------------------
ALL OTHER
Net sales
   External                             $  65,291      $ 13,486       $      -
   Other segments                             909             -              -
Operating loss                             (8,808)      (22,391)       (13,591)
Depreciation and amortization               1,668           735            109
Assets                                    211,704       121,665         93,771
Liabilities                               674,871       558,380        488,241
Capital expenditures                        2,696        24,146          4,695
--------------------------------------------------------------------------------
ELIMINATIONS
Net sales
   External                             $       -      $      -       $      -
   Other segments                         (39,031)      (11,300)        (1,171)
Operating (loss) income                      (601)        2,091          3,869
Depreciation and amortization                   -             -              -
Assets                                    (77,525)      (70,563)       (60,957)
Liabilities                               (73,269)      (67,044)       (59,163)
Capital expenditures                            -             -              -
--------------------------------------------------------------------------------
CONSOLIDATED
Net sales                               $ 606,984      $692,623       $618,821
Operating income                           25,925       105,403         88,751
Depreciation and amortization              46,794        45,443         39,269
Assets                                  1,180,098      1,067,074       991,556
Liabilities                               761,523       648,290        600,186
Capital expenditures                       90,714       110,379        126,673
================================================================================

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. CONDENSED CONSOLIDATING INFORMATION

SDI Investment company (SDI Investment) is a wholly-owned subsidiary of SDI and was incorporated in 2000. SDI Investment has fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $200.0 million of Senior Notes issued in March 2002 and due 2009. Set forth below are condensed consolidating financial statements of the company, including SDI Investment, as the guarantor, presented for the information of each of the company's public note holders.

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting, (ii) SDI Investment, as the guarantor, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the company.

Condensed Consolidating Balance Sheet (in thousands):

                                                                                 COMBINED        CONSOLIDATING          TOTAL
                                                PARENT          GUARANTOR     NON-GUARANTORS      ADJUSTMENTS       CONSOLIDATED
                                             -----------        ---------     --------------     -------------      ------------
                                                                         (AS OF DECEMBER 31, 2001)
Cash ................................        $    77,407         $    83         $     751         $      --         $    78,241
Accounts receivable .................             78,461              --            10,375            (6,957)             81,879
Inventories .........................            100,709              --            17,680               (21)            118,368
Other current assets ................             32,973             (16)            1,095              (336)             33,716
                                             -----------         -------         ---------         ---------         -----------
  Total current assets ..............            289,550              67            29,901            (7,314)            312,204

Property, plant and equipment, net ..            703,896              --           148,270              (105)            852,061
Other assets ........................             90,044           7,822             1,405           (83,438)             15,833
                                             -----------         -------         ---------         ---------         -----------
  Total assets ......................        $ 1,083,490         $ 7,889         $ 179,576         $ (90,857)        $ 1,180,098
                                             ===========         =======         =========         =========         ===========


Accounts payable ....................        $    40,081         $     1         $   8,204         $  (6,957)        $    41,329
Accrued expenses ....................             28,165              --             2,585                (1)             30,749
Current maturities of long-term debt               2,337              --            43,696                --              46,033
                                             -----------         -------         ---------         ---------         -----------
  Total current liabilities .........             70,583               1            54,485            (6,958)            118,111

Other liabilities ...................             61,308              --             2,728            20,716              84,752
Long-term debt ......................            532,350              --            21,876              (335)            553,891
Minority interest ...................                639              --                --             4,130               4,769

Common stock ........................                495               1           133,351          (133,352)                495
Treasury stock ......................            (46,526)             --                --                --             (46,526)
Additional paid in capital ..........            337,733              16                --               (16)            337,733
Retained earnings ...................            132,264           7,871           (32,864)          (24,958)            132,229
Other accumulated comprehensive
  loss ..............................             (5,356)             --                --                --              (5,356)
                                             -----------         -------         ---------         ---------         -----------
  Total stockholders' equity ........            418,610           7,888           100,487          (108,410)            418,575
                                             -----------         -------         ---------         ---------         -----------

  Total liabilities and stockholders'
   equity ...........................        $ 1,083,490         $7,889         $ 179,576         $ (90,857)        $ 1,180,098
                                             ===========         =======         =========         =========         ===========

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet (in thousands):

                                                                              COMBINED        CONSOLIDATING          TOTAL
                                              PARENT          GUARANTOR    NON-GUARANTORS      ADJUSTMENTS       CONSOLIDATED
                                             ---------        ---------    --------------     -------------      ------------
                                                                      (AS OF DECEMBER 31, 2000)
Cash ................................        $   8,924         $    40        $   1,220         $      --         $    10,184
Accounts receivable .................           99,813              --            6,299            (3,126)            102,986
Inventories .........................           93,907              --           12,929               (91)            106,745
Other current assets ................           19,986              --            2,712                --              22,698
                                             ---------         -------        ---------         ---------         -----------
  Total current assets ..............          222,630              40           23,160            (3,217)            242,613

Property, plant and equipment, net ..          662,615              --          144,707                               807,322
Other assets ........................          113,688          24,986          (51,350)          (70,185)             17,139
                                             ---------         -------        ---------         ---------         -----------
  Total assets ......................        $ 998,933         $25,026        $ 116,517         $ (73,402)        $ 1,067,074
                                             =========         =======        =========         =========         ===========


Accounts payable ....................        $  22,972         $     3        $   8,139         $  (3,126)        $    27,988
Accrued expenses ....................           28,345              --            3,321                --              31,666
Current maturities of long-term debt             2,153              --           14,891                --              17,044
                                             ---------         -------        ---------         ---------         -----------
  Total current liabilities .........           53,470               3           26,351            (3,126)             76,698

Other liabilities ...................           81,114              --               --           (29,087)             52,027
Long-term debt ......................          444,666              --           70,810                --             515,476
Minority interest ...................              661              --               --             3,428               4,089

Common stock ........................              493               1           41,666           (41,667)                493
Treasury stock ......................          (46,526)             --               --                --             (46,526)
Additional paid in capital ..........          335,732              16               --               (16)            335,732
Retained earnings ...................          129,323          25,006          (22,310)           (2,934)            129,085
                                             ---------         -------        ---------         ---------         -----------
  Total stockholders' equity ........          419,022          25,023           19,356           (44,617)            418,784
                                             ---------         -------        ---------         ---------         -----------

  Total liabilities and stockholders'
   equity ...........................        $ 998,933         $25,026        $ 116,517         $ (73,402)        $ 1,067,074
                                             =========         =======        =========         =========         ===========

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income (in thousands):

                                                                                COMBINED      CONSOLIDATING        TOTAL
                                              PARENT          GUARANTOR      NON-GUARANTORS    ADJUSTMENTS      CONSOLIDATED
                                             ---------        ---------      --------------   -------------     ------------
                                                                     (Year ended December 31, 2001)
Net sales ...........................        $ 575,156         $     --         $ 70,859         $(39,031)        $606,984
Cost of good sold ...................          498,707               --           63,216          (38,996)         522,927
                                             ---------         --------         --------         --------         --------
  Gross profit ......................           76,449               --            7,643              (35)          84,057
Selling, general and administration .           38,872               15           19,245               --           58,132
                                             ---------         --------         --------         --------         --------
Operating income (loss) .............           37,577              (15)         (11,602)             (35)          25,925
Interest expense ....................           14,405               --            4,075               --           18,480
Other (income) expense ..............           37,698          (35,353)             (12)              --            2,333
                                             ---------         --------         --------         --------         --------
Income (loss) before income taxes and
  equity in net loss of subsidiaries           (14,526)          35,338          (15,665)             (35)           5,112
Income tax expense ..................           (4,405)          12,404           (6,031)              --            1,968
                                             ---------         --------         --------         --------         --------
                                               (10,121)          22,934           (9,634)             (35)           3,144
Equity in net income of subsidiaries            13,300               --               --          (13,300)              --
                                             ---------         --------         --------         --------         --------
Net income (loss) ...................        $   3,179         $ 22,934         $ (9,634)        $(13,335)        $  3,144
                                             =========         ========         ========         ========         ========

                                                                                COMBINED      CONSOLIDATING        TOTAL
                                              PARENT          GUARANTOR      NON-GUARANTORS    ADJUSTMENTS      CONSOLIDATED
                                             ---------        ---------      --------------   -------------     ------------
                                                                     (Year ended December 31, 2000)
Net sales ...........................        $ 684,684         $     --         $ 14,052         $ (6,113)        $692,623
Cost of good sold ...................          527,008               --           12,781           (5,875)         533,914
                                             ---------         --------         --------         --------         --------
  Gross profit ......................          157,676               --            1,271             (238)         158,709
Selling, general and administration .           36,514               18           16,774               --           53,306
                                             ---------         --------         --------         --------         --------
Operating income (loss) .............          121,162              (18)         (15,503)            (238)         105,403
Interest expense ....................           19,283               --              916               --           20,199
Other (income) expense ..............           39,208          (38,489)              --               --              719
                                             ---------         --------         --------         --------         --------
Income (loss) before income taxes and
  equity in net loss of subsidiaries            62,671           38,471          (16,419)            (238)          84,485
Income tax expense ..................           23,416           13,465           (6,191)              --           30,690
                                             ---------         --------         --------         --------         --------
                                                39,255           25,006          (10,228)            (238)          53,795
Equity in net income of subsidiaries            14,778               --               --          (14,778)              --
                                             ---------         --------         --------         --------         --------
Net income (loss) ...................        $  54,033         $ 25,006         $(10,228)        $(15,016)        $ 53,795
                                             =========         ========         ========         ========         ========

                                                                                COMBINED     CONSOLIDATING         TOTAL
                                              PARENT          GUARANTOR      NON-GUARANTORS   ADJUSTMENTS       CONSOLIDATED
                                             ---------        ---------      --------------   -------------     ------------
                                                                     (Year ended December 31, 1999)
Net sales ...........................        $ 618,821         $     --         $     --         $     --         $618,821
Cost of good sold ...................          487,629               --               --               --          487,629
                                             ---------         --------         --------         --------         --------
  Gross profit ......................          131,192               --               --               --          131,192
Selling, general and administration .           28,334               --           14,107               --           42,441
                                             ---------         --------         --------         --------         --------
Operating income (loss) .............          102,858               --          (14,107)              --           88,751
Interest expense ....................           22,178               --               --               --           22,178
Other (income) expense ..............            1,294               --               --               --            1,294
                                             ---------         --------         --------         --------         --------
Income (loss) before income taxes and
  equity in net loss of subsidiaries            79,386               --          (14,107)              --           65,279
Income tax expense ..................           31,494               --           (5,645)              --           25,849
                                             ---------         --------         --------         --------         --------
                                                47,892               --           (8,462)              --           39,430
Equity in net loss of subsidiaries ..           (8,462)              --               --            8,462               --
                                             ---------         --------         --------         --------         --------
Net income (loss) ...................        $  39,430         $     --         $ (8,462)        $  8,462         $ 39,430
                                             =========         ========         ========         ========         ========

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows (in thousands):

                                                                                            COMBINED           TOTAL
                                                          PARENT          GUARANTOR      NON-GUARANTORS    CONSOLIDATED
                                                         ---------        ---------      --------------    ------------
                                                                        (Year ended December 31, 2001)
Net cash provided by (used in) operations .......        $  53,101         $ 35,086         $(20,814)        $  67,373
Net cash used in investing activities - primarily
  purchases of property, plant and equipment ....          (84,632)              --           (6,078)          (90,710)
Financing activities:
  Issuance of long-term debt ....................          192,834               --            8,528           201,362
  Repayments of long-term debt ..................         (105,299)              --           (6,672)         (111,971)
  Other .........................................           12,479          (35,043)          24,567             2,003
                                                         ---------         --------         --------         ---------
Net Cash provided by financing activities .......          125,883           60,912           26,423            91,394
                                                         ---------         --------         --------         ---------
Increase (decrease) in cash and cash equivalents            68,483               43             (469)           68,057
Cash and cash equivalents at beginning of year ..            8,924               40            1,220            10,184
                                                         ---------         --------         --------         ---------
Cash and cash equivalents at end of year ........        $  77,407         $     83         $    751         $  78,241
                                                         =========         ========         ========         =========

                                                                                            COMBINED           TOTAL
                                                          PARENT          GUARANTOR      NON-GUARANTORS    CONSOLIDATED
                                                         ---------        ---------      --------------    ------------
                                                                        (Year ended December 31, 2000)
Net cash provide by (used in) operations ...........     $ 122,198         $     23         $(19,429)        $ 102,792
Net cash used in investing activities - primarily
  purchases of property, plant and equipment .......       (68,926)              --          (40,473)         (109,399)
Financing activities:
  Issuance of long-term debt .......................        48,997               --           19,920            68,917
  Repayments of long-term debt .....................       (38,958)              --           (3,402)          (42,360)
  Purchase of treasury stock .......................       (26,876)              --               --           (26,876)
  Other ............................................       (42,402)              17           42,880               495
                                                         ---------         --------         --------         ---------
Net Cash provided by  (used in) financing activities       (59,239)              17           59,398               176
                                                         ---------         --------         --------         ---------
Increase (decrease) in cash and cash equivalents ...        (5,967)              40             (504)           (6,431)
Cash and cash equivalents at beginning of year .....        14,891               --            1,724            16,615
                                                         ---------         --------         --------         ---------
Cash and cash equivalents at end of year ...........     $   8,924         $     40         $  1,220         $  10,184
                                                         =========         ========         ========         =========

                                                                                            COMBINED           TOTAL
                                                          PARENT          GUARANTOR      NON-GUARANTORS    CONSOLIDATED
                                                         ---------        ---------      --------------    ------------
                                                                        (Year ended December 31, 1999)
Net cash provided by (used in) operations .........      $ 131,568         $     --         $(16,789)        $ 114,779
Net cash used in investing activities - primarily
  purchases of property, plant and equipment ......       (108,298)              --          (18,001)         (126,299)
Financing activities:
  Issuance of long-term debt ......................         35,790               --            4,252            40,042
Repayments of long-term debt ......................        (17,757)              --             (268)          (18,025)

  Other ...........................................        (31,180)              --           32,055               875
                                                         ---------         --------         --------         ---------
Net Cash provided by (used in) financing activities        (13,147)              --           36,039            22,892
                                                         ---------         --------         --------         ---------
Increase (decrease) in cash and cash equivalents ..         10,123               --            1,249            11,372
Cash and cash equivalents at beginning of year ....          4,768               --              475             5,243
                                                         ---------         --------         --------         ---------
Cash and cash equivalents at end of year ..........      $  14,891         $     --         $  1,724         $  16,615
                                                         =========         ========         ========         =========

                              STEEL DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                         1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
                         -----------     -----------     -----------     -----------
2001:
Net sales .........        $154,086        $157,639        $156,807        $138,452
Gross profit ......          25,563          25,499          21,919          11,076
Operating income ..          11,761           7,323           9,098          (2,257)
Net income ........           4,383           1,953           2,122          (5,314)
Earnings per share:
   Basic ..........             .10             .04             .05            (.12)
   Diluted ........             .10             .04             .05            (.12)



2000:
Net sales .........        $189,172        $190,737        $160,265        $152,449
Gross profit ......          44,011          51,942          35,762          26,994
Operating income ..          30,161          37,012          23,577          14,653
Net income ........          15,249          19,059          12,383           7,104
Earnings per share:
   Basic ..........             .32             .40             .27             .16
   Diluted ........             .32             .40             .27             .16




Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Keith E. Busse co-founded our company in September 1993 and has been our President and Chief Executive Officer and a director since inception. Mr. Busse is also the President and Chief Executive Officer and a director of Iron Dynamics. Prior to 1993, for 21 years, he worked for Nucor Corporation as Division Controller, as Vice President and General Manager of its Vulcraft Division and as Vice President and General Manager of its Fastener Division. In 1987, he was given the responsibility to coordinate and direct the building in Crawfordsville, Indiana of the world's first thin-slab flat-rolled mini-mill. Mr. Busse remained with Nucor's Crawfordsville Division as its Vice President and General Manager until his resignation in August 1993. Mr. Busse is a director of Tower Financial Corporation, a bank holding company.

Mark D. Millett co-founded our company in September 1993 and was our Vice President of Melting and Casting until 1998. Since then he has served as Vice President and General Manager of our Flat-Roll Division. Mr. Millett has been a director since 1993. He is also a Vice President and director of Iron Dynamics. Previously, from 1982 to 1993, Mr. Millett worked for Nucor as chief metallurgist at its Darlington, South Carolina facility, and then as manager of its Hazelett thin-slab casting project in 1985. In 1987, he joined Mr. Busse's senior management team to help build the Nucor Crawfordsville mini-mill, and from 1987 until his resignation in August 1993, Mr. Millett served as Melting and Casting Manager for the Crawfordsville mini-mill.

Richard P. Teets, Jr. co-founded our company in September 1993 and was our Vice President of Rolling and Finishing until 1998. Since then he has served as Vice President and General Manager of our Structural Division. Mr. Teets has been a director since 1993. Previously, Mr. Teets worked for LTV Steel Co., Inc. in the engineering, maintenance and production areas, and in 1987 was hired by Nucor to be one of the senior managers of the construction of the Crawfordsville mini-mill. In 1991, Mr. Teets assumed the responsibilities for the Crawfordsville mini-mill's cold-rolling and finishing operations as Manager.

Tracy L. Shellabarger joined our company as its Vice President of Finance and Chief Financial Officer and director in July 1994. He is also Vice President of Finance and Chief Financial Officer of Iron Dynamics. Previously, from 1987 to 1994, Mr. Shellabarger worked for Nucor, first as its Manager of Internal Audit in its Charlotte, North Carolina office, and then as its Controller at the Crawfordsville mini-mill. He also served as a member of the senior management team that constructed and operated that facility for Nucor.

Leonard Rifkin was elected a director of our company in September 1994. Mr. Rifkin has been the President and Chief Executive Officer and a director of OmniSource from 1959 to the present and, since September 1996, has also served as Chairman of the Board. He is also a director of Tower Financial Corporation, a bank holding company.

John C. Bates was elected a director of our company in September 1994. Mr. Bates is the President, Chief Executive Officer and a director of Heidtman, which he joined in 1963, and for which he has served as President, Chief Executive Officer and a director since 1969.

Dr. Jurgen Kolb was initially elected a director of our company in April 1996 and is a member of our audit committee. Dr. Kolb is also a director of Iron Dynamics. Dr. Kolb was a member of the executive board of Salzgitter, AG, a German steelmaker, and, from 1986 to 2001, served as its Director of Sales. He retired in 2001.

Joseph D. Ruffolo was elected a director of our company in 1999. Mr. Ruffolo has been a principal of Ruffolo Richard LLC, a business and financial consulting firm, since 1994. Prior to that, Mr. Ruffolo was the President and Chief Executive Officer of North American Van Lines, Inc. Mr. Ruffolo is a member of our audit committee. Mr. Ruffolo is also a director of Tower Financial Corporation, a bank holding company.

Naoki Hidaka was elected a director of our company in 2001. Mr. Hidaka is Senior Vice President and General Manager of the Chicago Office, and General Manager of the Rolled Steel & Ferrous Raw Materials Division, of Sumitomo Corporation of America. Prior to that, from June 1998 to March 2001, Mr. Hidaka was Vice President and Chief Financial Officer of Auburn Steel Company, Inc. and from March 1998 to May 1998, Deputy General Manager of Steel Business Planning and Investment. From May 1995 to February 1998, he was Manager, Plate Export with Sumitomo Corporation of Japan.

James E. Kelley has been a director of our company since 2000. For over the past five years, Mr. Kelley has been the Chairman of Kelley Automotive, Inc. and various affiliated companies that own and operate approximately 18 franchised auto dealerships in Indiana and Georgia. In addition, Mr. Kelley is the owner of Jim Kelley Leasing and Kelley Cars, Inc., fleet automobile and truck leasing companies; Midwest Auto Parts, a wholesale supplier of car and truck parts; Consolidated Airways, a fixed based operator at Fort Wayne International Airport; and Kelley Grain Co. and Trans Oil Ltd., seed and grain enterprises operating in the Republic of Moldova.

Richard J. Freeland has been a director of our company since 2000. For over the past five years, Mr. Freeland has been the President and Chief Executive Officer of Pizza Hut of Fort Wayne, Inc. and six affiliated companies that own and operate approximately 41 Pizza Hut franchised restaurants in Indiana and Ohio.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the compensation we paid for services rendered for 1999, 2000 and 2001 for our Chief Executive Officer and our other 4 most highly compensated executive officers whose salary and bonus amount exceeded $100,000. The amounts shown include compensation for services rendered in all capacities.


                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                                                                              AWARDS
                                ---------------------------------------------------  -------------------------
                                                                                     RESTRICTED
                                                                       OTHER ANNUAL     STOCK       SECURITIES    ALL OTHER
     NAME AND                   FISCAL      SALARY(1)       BONUS(2)   COMPENSATION   AWARDS(3)     UNDERLYING  COMPENSATION(5)
PRINCIPAL POSITION               YEAR          ($)            ($)          ($)           ($)        OPTIONS(4)       ($)
-------------------------------------------------------------------------------------------------------------------------------
Keith E. Busse                   2001        400,000             --                         --        13,415         8,021
  President and Chief            2000        375,000        752,219                    201,153        16,051        24,528
  Executive Officer              1999        337,500        592,903                         --        10,306        17,051

Mark D. Millett                  2001        270,000             --                         --        10,062         3,672
  Vice President                 2000        250,000        502,293                    134,102        12,038        19,631
                                 1999        212,500        374,011                         --         7,730        12,851

Richard P. Teets, Jr             2001        270,000             --                         --        10,062         3,581
  Vice President                 2000        250,000        502,293                    134,102        12,038        19,909
                                 1999        212,500        374,011                         --         7,730        12,851

Tracy L. Shellabarger            2001        235,000             --                         --        10,062         3,476
  Vice President and             2000        220,000        442,310                    118,010        12,038        19,954
  Chief Financial Officer        1999        184,000        324,065                         --         7,730        12,764

John W. Nolan                    2001        145,000             --                         --         7,547         3,190
  Vice President                 2000        138,000        209,361                     55,518         9,029        19,488
                                 1999        130,000        172,685                         --         5,798        14,973


(1)   Represents Base Salary compensation.

(2) Represents cash portion of Annual Bonus amount payable under our Amended and Restated Officer and Manager Cash and Stock Bonus Plan

(3) Represents stock portion of Annual Bonus amount payable under our Amended and restated Officer and Manager Cash and Stock Bonus Plan. The common stock issued pursuant to this plan vests one-third in the first quarter of each of the three years following the year of award.

(4) Represents the number of shares covered by options granted under our 1996 Incentive Stock Option Plan, all of which are exercisable within 60 days.

(5) Represents our matching contributions under our Retirement Savings Plan, contributions under the Profit Sharing Plan, and life insurance premiums. Excludes perquisites and other personal benefits unless the aggregate amount of such compensation exceeds the lesser of either $50,000 or 10% of the total of the annual salary and bonus reported for such Named Executive Officer.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                                                                            POTENTIAL
                                                                                                       REALIZABLE VALUE AT
                                                                                                         ASSUMED ANNUAL
                                                                                                         RATES OF STOCK
                                                                                                       PRICE APPRECIATION
                                                                                                         FOR OPTION TERM
                                                                                                      ---------------------
                               SECURITIES
                               UNDERLYING      % OF TOTAL OPTIONS   EXERCISE OR
                             OPTIONS GRANTED  GRANTED TO EMPLOYEES   BASE PRICE     EXPIRATION
Name                          (# OF SHARES)         IN 2001            ($/SH)          DATE           5% ($)        10% ($)
---------------------------------------------------------------------------------------------------------------------------
Keith E. Busse                    5,678              0.89%             14.09         5/21/2006        22,103        48,843
                                  7,737              1.22%             10.34        11/21/2006        22,103        48,841

Mark D. Millett                   4,259              0.67%             14.09         5/21/2006        16,579        36,636
                                  5,803              0.91%             10.34        11/21/2006        16,578        36,632

Richard P. Teets, Jr              4,259              0.67%             14.09         5/21/2006        16,579        36,636
                                  5,803              0.91%             10.34        11/21/2006        16,578        36,632

Tracy L. Shellabarger             4,259              0.67%             14.09         5/21/2006        16,579        36,636
                                  5,803              0.91%             10.34        11/21/2006        16,578        36,632

John W. Nolan                     3,194              0.50%             14.09         5/21/2006        12,434        27,475
                                  4,353              0.68%             10.34        11/21/2006        12,435        27,479



         AGGREGATED OPTION EXERCISES IN 2001 AND FISCAL YEAR-END VALUES

                                                          NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                           OPTIONS AT FISCAL           OPTIONS AT FISCAL
                                                                YEAR-END                    YEAR-END
                                                                  (#)                         ($)
                                                       --------------------------  --------------------------
                               SHARES
                            ACQUIRED ON      VALUE
       NAME                   EXERCISE      REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                (#)           ($)         (#)           (#)           ($)           ($)
-------------------------------------------------------------------------------------------------------------
Keith E. Busse                   --            --        49,799         7,737        26,325         9,826

Mark D. Millett                  --            --        37,351         5,803        19,743         7,370

Richard P. Teets, Jr             --            --        37,351         5,803        19,743         7,370

Tracy L. Shellabarger            --            --        37,351         5,803        19,743         7,370

John W. Nolan                    --            --        28,014         4,353        14,808         5,528

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table shows how much Steel Dynamics, Inc common stock the directors, director nominees, the Named Executive Officers, and all directors, nominees and executive officers as a group beneficially owned as of March 21, 2002. The Named Executive Officers include the Chief Executive Officer and the four next most highly compensated executive officers based upon compensation earned during 2001.


                                  BENEFICIAL OWNERSHIP AS
                                      OF MARCH 21, 2002
                                  ------------------------
                                    CURRENT       SHARES
                                  BENEFICIAL     SUBJECT               PERCENT
NAME                               HOLDINGS    TO OPTIONS+    TOTAL    OWNED*
--------------------------------------------------------------------------------
NAMED EXECUTIVE OFFICERS

Keith E. Busse(1)                  1,232,848      57,536    1,290,384    2.7%
Mark D. Millett(2)                 1,076,805      43,154    1,119,959    2.4%
Richard P. Teets, Jr.(3)           1,137,254      43,154    1,180,408    2.5%
Tracy L. Shellabarger(4)             286,001      43,154      340,591    0.7%
John W. Nolan(5)                      28,992      32,367       61,359    0.1%

OTHER DIRECTORS OR NOMINEES

Leonard Rifkin(6)                    753,162       5,525      758,687    1.6%
John C. Bates(7)                   2,995,642       5,525    3,001,167    6.4%
Dr. Jurgen Kolb(8)                        --       5,525        5,525   ----
Naoki Hidaka(9)                      353,750       1,451      355,201    0.8%
Joseph D. Ruffolo(10)                  4,000       5,525        9,525   ----
Richard J. Freeland(11)                1,000       5,525        6,525   ----
James E. Kelley(12)                    7,229       5,525       12,754   ----

DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP
(12 PERSONS)                       7,876,683     253,966    8,130,649   17.3%

+     Represents options exercisable within 60 days.

* Assumes exercise of all stock options (for 253,966 shares) exercisable within 60 days, with a corresponding increase in the number of outstanding shares from 46,860,569 on the record date to 47,114,535.

(1) President and Chief Executive Officer and a director, and President and Chief Executive Officer and a director of Iron Dynamics, Inc., our wholly-owned subsidiary. Includes 12,848 shares, of which 4,283 are not yet vested, received during 2001 pursuant to our Amended and Restated Officer and Manager Cash and Stock Bonus Plan. Also includes 608 shares of common stock held by Mr. Busse's son, with respect to which Mr. Busse disclaims beneficial ownership.

(2) Vice President and General Manager of our Flat Roll Division and a director, and Vice President and a director of Iron Dynamics, Inc., our wholly-owned subsidiary. Includes 12,848 shares, of which 4,283 are not yet vested, received during 2001 pursuant to our Amended and Restated Officer and Manager Cash and Stock Bonus Plan.

(3) Vice President and General Manager of our Structural Division and a director. Includes 12,848 shares, of which 4,283 are not yet vested, received during 2001 pursuant to our Amended and Restated Officer and Manager Cash and Stock Bonus Plan. Also includes 8,000 shares of common stock owned by Mr. Teets' spouse, with respect to which Mr. Teets disclaims beneficial ownership.

      (4) Vice President of Finance and Chief Financial Officer and a director and Vice President of Finance and Chief Financial Officer of our Iron Dynamics subsidiary. Includes 11,306 shares, of which 3,769 are not yet vested, received during 2001 pursuant to our Amended and Restated Officer and Manager Cash and Stock Bonus Plan. Also includes 80,600 shares of common stock held by Mr. Shellabarger's spouse, and 4,800 shares owned by Mr. Shellabarger's spouse for the benefit of Mr. Shellabarger's minor children, with respect to all of which Mr. Shellabarger disclaims beneficial ownership.

      (5) Vice President of Marketing. Includes 5,319 shares, of which 1,773 are not yet vested, received during 2001 pursuant to our Amended and Restated Officer and Manager Cash and Stock Bonus Plan.

      (6) Director. Includes 6,000 shares of common stock held by Mr. Rifkin's spouse, with respect to which he disclaims beneficial ownership. Shares in option column represent stock options, fully vested or exercisable within 60 days, issued to Mr. Rifkin pursuant to our stockholder approved Non-Employee Director Stock Option Plan.

      (7) Director. Consists of all shares of common stock held of record by Centaur, Inc., HS Processing and Heidtman Steel Products, Inc., of which Mr. Bates is the President and Chief Executive Officer. Shares in option column represent stock options, fully vested or exercisable within 60 days, issued to Mr. Bates pursuant to our Non-Employee Director Stock Option Plan.

      (8) Director. Shares in option column represent stock options, fully vested or exercisable within 60 days, issued to Dr. Kolb pursuant to our Non-Employee Director Stock Option Plan.

      (9) Director. Consists of all shares held of record by Sumitomo Corporation of America that Mr. Hidaka may be deemed to beneficially own due to his relationship with that entity. Mr. Hidaka, however, disclaims beneficial ownership of these shares.

      (10) Director. Includes 1,000 shares held in Mr. Ruffolo's retirement plan. Also includes 1,000 shares held by Mr. Ruffolo's spouse, with respect to which he disclaims beneficial ownership. shares in option column represent stock options, fully vested or exercisable within 60 days, issued to Mr. Ruffolo pursuant to our Non-Employee Director Stock Option Plan.

      (11) Director. Shares in option column represent stock options, fully vested or exercisable within 60 days, issued to Mr. Freeland pursuant to our Non-Employee Director Stock Option Plan.

      (12) Director. Shares in option column represent stock options, fully vested or exercisable within 60 days, issued to Mr. Kelley pursuant to our Non-Employee Director Stock Option Plan.


OTHER PRINCIPAL STOCKHOLDERS

   The following table, as of March 21, 2002, discloses the only stockholders that we know to be a beneficial owner of more than 5% of our common stock.

                 NAME AND ADDRESS                     AMOUNT OF         PERCENT
                OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP   OF CLASS
   Salzgitter AG                                      6,222,874          13.2%
   38223 Salzgitter
   Germany
   General Electric Capital Corporation               4,310,000           9.1%
   1600 Summer Street, 5th Floor
   Stamford, CT 06927
   Heidtman Steel Products, Inc.                      2,995,642           6.4%
   HS Processing
   Centaur, Inc.
   640 Lavoy Road
   Erie, MI 48133

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Heidtman Contract. For the years ended December 31, 2001 and 2000, we sold approximately 405,000 and 428,000 tons of our steel products to Heidtman for $112.3 million and $142.8 million, representing approximately 18% and 21% of our total net sales for each year, respectively. We have long-term "off-take" agreement with Heidtman that extends through March 2007. Under the off-take agreement, Heidtman is obligate to buy and we are obligated to sell to Heidtman at least 76,000 tons of our hot band products per quarter or 336,000 tons annually and at least 15,000 tons of our cold-rolled products per quarter or 60,000 tons annually. Our pricing to Heidtman is determined by either a market or a spot market pricing formula. For market priced sales of hot-rolled steel, pricing is determined on an "all-in" cost plus basis, together with all published extras. For spot market sales of hot-rolled steel, pricing is determined on the basis of a discounted market index. Pricing for cold-rolled products is determined on a marginal revenue basis over hot-rolled sheet. John Bates is the President and chief Executive Officer of Heidtman, is a member of our board of directors and is the beneficial owner of 6.4% of our common stock as of December 31, 2001.

OmniSource Contract. We have had an ongoing relationship with OmniSource, pursuant to which OmniSource has agreed to act as our exclusive scrap purchaser and to use its best efforts to locate and secure for us such scrap supplies as we may from time-to-time wish to purchase, at the lowest then available market prices for material of like grade, quantity and delivery dates. The cost to us of OmniSource-owned scrap is the price at which OmniSource, in bona fide market transactions, can actually sell material of like grade, quality and quantity. With respect to general market brokered scrap, the cost to us is the price at which OmniSource can actually purchase that scrap in the market, without mark-up or any other additional cost. For its services, OmniSource receives a commission per gross ton of scrap received by us at our minim-mill. Al final decisions regarding scrap purchases belong to us, and we maintain the sole right to determine our periodic scrap needs, including the extent to which we may employ scrap substitutes in lieu of or in addition to scrap. No commission is payable to OmniSource for scrap substitute purchased or manufactured by us. In addition, OmniSource maintains a scrap handling facility, with its own equipment and staff, on our plant site. OmniSource does not pay rent for this facility. The agreement extends at least through December 31, 2002.

For the years ended December 31, 2001 and 2000, we purchases 1.5 million tons of scrap, or 87% or our total scrap purchases, and 1.4 million tons of scrap, or 80% of our total scrap purchase, respectively from OmniSource. For these purchasing services, we paid OmniSource fees of $4.2 and $3.8 million for the years ended December 31, 2001 and 2000, respectively. Leonard Rifkin, who is a member of our board of directors, is the Chairman of the board of directors of OmniSource and is also a stockholder of our company.

License Agreement between Iron Dynamics and Sumitomo. Iron Dynamics has entered into a license agreement with Sumitomo Corporation of America, pursuant to which Sumitomo is authorized, on an exclusive world-wide basis, except within the United States and Canada, and except for additional plants that Iron Dynamics may wish to construct for its own use or for our use, to sublicense to others or to use certain proprietary know-how or other intellectual property that constitutes Iron Dynamics' scrap substitute manufacturing process or is part of the Iron Dynamics project and which may be developed by Iron Dynamics in connection with the manufacture of direct reduced iron or liquid pig iron. Though Iron Dynamics' operations have been suspended, these license rights are still in effect, and, if Iron Dynamics' operations resume and its ironmaking process is ultimately proven to be commercially viable, Sumitomo could build and construct plants for the production of direct reduced iron and liquid pig iron, either for itself or for others within the licensed territory, for which Iron Dynamics would be entitled to receive a one-time license fee from Sumitomo, based on each plant's rated production capacity, plus a negotiated royalty fee for the use of Iron Dynamics' or our patents or know-how. As of December 31, 2001, Sumitomo had not licensed or sublicensed any facilities. Sumitomo Corporation of America is a stockholder and Mr. Naoki Hidaka who is a member of our board of directors is Senior Vice President and General Manager of the Chicago office and General Manager of the Rolled Steel and Ferrous Raw Materials Division of Sumitomo Corporation of America.

New Millennium Joint Venture. In September 1999, we and New Process Steel Holding Co., Inc., a major processor and distributor of coated flat-rolled products, organized New Millennium, an Indiana limited liability company. Our ownership interest is 46 -1/2%, but our vote is determinative on all material matters requiring an affirmative vote, except for certain matters specifically requiring a unanimous vote. Our financial investment in New Millennium was $5.0 million as of December 31, 2001. In addition, we have unconditionally guaranteed $3.4 million of the $19.6 million of debt outstanding under the New Millennium credit agreement as of December 31, 2001. We treat New Millennium as a consolidated subsidiary. New Millennium fabricates trusses, girders, steel joist and steel decking for the construction industry.

New Millennium began construction of its manufacturing facility in Butler, Indiana in December 1999 and substantially completed the facility in the second quarter of 2000, at a total capital cost of approximately $23.0 million. New Millennium purchases rolled steel for its joist and deck operation from us as well as from third party steel suppliers, at market prices. New Millennium operates its facility on its own 96-acre plant site in Butler, Indiana.

We believe that all of the transactions described above are on terms no less favorable to us than could be obtained from unaffiliated third parties.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2002
                                               STEEL DYNAMICS, INC.



                                      By:   /S/ KEITH E. BUSSE
                                         -------------------------------------
                                                  KEITH E. BUSSE
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

POWER OF ATTORNEY

      Each person whose signature appears below constitutes and appoints Keith
E. Busse and Tracy L. Shellabarger, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2001 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS 2001 ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF STEEL DYNAMICS, INC. AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURES                                      TITLE                               DATE
        ----------                                      -----                               ----
     /S/ KEITH E. BUSSE
------------------------------
       KEITH E. BUSSE               President & Chief Executive Officer and Director
                                            (Principal Executive Officer)

  /S/ TRACY L. SHELLABARGER
------------------------------
    TRACY L. SHELLABARGER         Vice President & Chief Financial Officer and Director
                                      (Principal Financial and Accounting Officer)

   /S/ MARK D. MILLETT
------------------------------
       MARK D. MILLETT                             Vice President



   /S/ RICHARD P. TEETS, JR.
------------------------------
    RICHARD P. TEETS, JR.                          Vice President


/s/ LEONARD RIFKIN
------------------------------
    LEONARD RIFKIN                          Director




------------------------------
      JOHN C. BATES                         Director




------------------------------
     DR. JURGEN KOLB                        Director




------------------------------
      NAOKI HIDAKA                          Director



/s/ JOSEPH D. RUFFOLO
------------------------------
    JOSEPH D. RUFFOLO                       Director



/s/ JAMES E. KELLEY
------------------------------
    JAMES E. KELLEY                         Director




------------------------------
    RICHARD J. FREELAND                     Director


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as part of this Report:

I.    Financial Statements:

See the Audited Consolidated Financial Statements of Steel Dynamics Inc. attached hereto and described in the Index on page 42 of this Report.

II.   Financial Statement Schedules:

      None

III.  Exhibits:

      Exhibit No.
      -----------
      3.1a+       Amended and Restated Articles of Incorporation of Steel
                  Dynamics, Inc.

      3.1b++      Articles of Incorporation of Iron Dynamics, Inc.

      3.2a Amended Bylaws of Steel Dynamics, Inc., incorporated herein by reference to Exhibit 3.2a to Registrant's Registration
                  Statement on Form S-3, SEC File No. 333-82210, effective
                  February 28, 2002.

      3.2b++      Bylaws of Iron Dynamics, Inc.

      4.1a Registration Rights Agreement, dated as of January 28, 2002, between Steel Dynamics, Inc., certain former Iron Dynamics,
                  Inc. lending institutions and Mellon Bank, N.A., as Agent, incorporated herein by reference to Exhibit 4.1 to Registrant's Report on Form 8-K/A filed February 26, 2002.

      4.1b* Registration Rights Agreement, dated as of March 26, 2002, between Steel Dynamics, Inc., SDI Investment Company as
                  Guarantor, and Morgan Stanley & Co. Incorporated, J.P. Morgan
                  Securities Inc., BMO Nesbitt Burns Corp. and NatCity
                  Investments, Inc. as Placement Agents, pursuant to the Placement Agreement dated March 14, 2002 relating to the sale by Registrant of $200 million of its 9-1/2% unsecured senior notes.

      10.1a* Credit Agreement relating to Registrant's $350 million senior secured credit facility, dated as of March 26, 2002 among Steel Dynamics, Inc. as Borrower, certain designated "Initial
                  Lender Parties," JPMorgan Chase as Collateral Agent and
                  Administrative Agent, Morgan Stanley Senior Funding, Inc. as
                  Arranger and Syndication Agent, and others.

      10.2a*      Subsidiary Guaranty dated as of March 26, 2002 from SDI
                  Investment Company, Iron Dynamics, Inc. and certain future
                  Additional Guarantors, in favor of the Secured Parties under the March 26, 2002 Credit Agreement.

      10.3a* Indenture relating to Registrant's issuance of $200 million senior unsecured notes, dated as of March 26, 2002, between Steel Dynamics, Inc. as Issuer and SDI Investment Company as
                  Initial Subsidiary Guarantor, and Fifth Third Bank, Indiana as
                  Trustee.

      10.12+ Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. re Taxable Economic Development
                  Revenue bonds, Trust Indenture between Indiana Development
                  Finance Authority and NBD Bank, N.A., as Trustee re Loan
                  Agreement between Indiana Development Finance Authority and
                  Steel Dynamics, Inc.

      10.13+      Agreement to provide Scrap Purchasing Services between Steel
                  Dynamics, Inc. and OmniSource Corporation dated October 29,
                  1993.

      10.14+      Purchasing Agreement between Steel Dynamics, Inc. and Heidtman
                  Steel Products, Inc. dated October 29, 1993.

      10.17       Reciprocal Patent and Technical Information Transfer and
                  License Agreement between Steel Dynamics, Inc. and Preussag
                  AG, now Salzgitter AG, dated December 14, 1995, incorporated by reference to the identically numbered exhibit to Registrant's 1996 Form S-1.

      10.18+      1994 Incentive Stock Option Plan.

      10.19*      Amended and Restated 1996 Incentive Stock Option Plan.

      10.20+      Employment Agreement between Steel Dynamics, Inc. and Keith
                  Busse.

      10.21+      Employment Agreement between Steel Dynamics, Inc. and Mark D.
                  Millett.

      10.22+      Employment Agreement between Steel Dynamics, Inc. and Richard
                  P. Teets, Jr.

      10.23a (Revised) Officer and Manager Cash and Stock Bonus Plan, incorporated by reference to Exhibit 10.23 to Registrant's
                  June 30, 2000 Form 10-Q, filed August 11, 2000.

      10.24+      Employment Agreement between Steel Dynamics, Inc. and Tracy L.
                  Shellabarger.

      10.25+      "Second Look" Export Distribution Agreement between Steel
                  Dynamics, Inc. and Sumitomo Corporation of America.

      10.26+      Sale of Excess Product Agreement between Iron Dynamics, Inc.
                  and Sumitomo Corporation of America.

      10.39       License Agreement between Iron Dynamics, Inc. and Sumitomo
                  Corporation and Sumitomo Corporation dated June 5, 1997, incorporated by reference to Exhibit 10.39 to Registrant's
                  1997 Form S-1, SEC File No. 333-31735.

      10.40 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 10.40 to Registrant's June 30, 2000 Form
                  10-Q, filed August 11, 2000.

      10.41       Agreement (Settlement Agreement), dated as of January 28,
                  2002, by and among Iron Dynamics, Inc., Steel Dynamics, Inc., various signatory banks and Mellon Bank, N.A. as Agent for the Iron Dynamics lenders, incorporated herein by reference to
                  Exhibit 2.1 to Registrant's Report on Form 8-K/A filed
                  February 26, 2002.

      21.1*       List of Registrants' Subsidiaries

      23.1*       Consent of Ernst & Young LLP

----------

*     Filed concurrently herewith

+ Incorporated herein by reference to the identically numbered exhibit in Registrant's Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.

++ Incorporated herein by reference to Registrant's 1996 Annual Report on Form 10-K, filed March 31, 1997.