Form 10-Q
period 2002-03-31
STEEL DYNAMICS INC
filed 2002-05-15
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended March 31, 2002

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


       Registrant's telephone number, including area code: (260) 459-3553


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

As of May 9, 2002, Registrant had outstanding shares of 47,382,905 Common Stock.

                              STEEL DYNAMICS, INC.
                                Table of Contents


                          PART I. Financial Information Statements:

Item 1.   Consolidated Financial Statements

                                                                                                                  Page
                                                                                                                  ----
         Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001 ..............         1

         Consolidated Statements of Income for the three months ended
           March 31, 2002 and 2001 (unaudited)............................................................         2

         Consolidated Statements of Cash Flows for the three months ended
           March 31, 2002 and 2001 (unaudited)............................................................         3

         Notes to Consolidated Financial Statements.......................................................         4

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................................         9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................        11


                                     PART II. Other Information

Item 1.  Legal Proceedings ...............................................................................        12

Item 6.  Exhibits and Reports on Form 8-K.................................................................        12

         Signature........................................................................................        13

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                                 March 31,    December 31,
                                                                                                   2002           2001
                                                                                                ----------    -----------
                                                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...............................................................   $    32,319   $    78,241
     Accounts receivable, net................................................................        68,508        65,589
     Accounts receivable-related parties.....................................................        17,820        16,290
     Inventories.............................................................................       112,356       118,368
     Deferred taxes..........................................................................        21,966        24,600
     Other current assets....................................................................         3,996         9,116
                                                                                                -----------   -----------
              Total current assets...........................................................       256,965       312,204
PROPERTY, PLANT, AND EQUIPMENT, NET..........................................................       872,538       852,061
RESTRICTED CASH..............................................................................         3,311         3,030
OTHER ASSETS  ...............................................................................        22,760        12,803
                                                                                                 ----------    ----------
              TOTAL ASSETS...................................................................    $1,155,574    $1,180,098
                                                                                                 ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable........................................................................    $   33,153    $   30,228
     Accounts payable-related parties........................................................        17,383        11,101
     Accrued interest........................................................................         2,204         4,052
     Other accrued expenses..................................................................        27,799        26,697
     Current maturities of long-term debt....................................................         8,870        46,033
                                                                                                 ----------    ----------
              Total current liabilities......................................................        89,409       118,111

LONG-TERM DEBT, less current maturities......................................................       536,801       553,891

DEFERRED TAXES...............................................................................        58,427        62,765

MINORITY INTEREST............................................................................         5,025         4,769

OTHER LONG-TERM CONTINGENT LIABILITIES.......................................................        21,987        21,987

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock voting, $.01 par value; 100,000,000 shares authorized;
            49,706,131 and 49,586,473 shares issued; and 47,320,217 and 45,743,473
            shares outstanding, as of March 31, 2002 and December 31, 2001, respectively......          497           495
     Treasury stock, at cost; 2,385,914 and 3,843,000 shares, at March 31, 2002
         and December 31, 2001, respectively.................................................       (28,889)      (46,526)
     Additional paid-in capital..............................................................       343,197       337,733
     Retained earnings.......................................................................       133,869       132,229
     Other accumulated comprehensive loss....................................................        (4,749)       (5,356)
                                                                                                 ----------    ----------
              Total stockholders' equity.....................................................       443,925       418,575
                                                                                                 ----------    ----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................    $1,155,574    $1,180,098
                                                                                                 ==========    ==========





                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                                                             Three Months Ended March 31,
                                                                                                2002            2001
                                                                                             -----------    -----------
Net Sales:
     Unrelated parties............................................................           $   139,149    $   129,266
     Related parties..............................................................                27,754         24,820
                                                                                             -----------    -----------
         Total net sales..........................................................               166,903        154,086
Cost of goods sold................................................................               139,529        128,523
                                                                                             -----------    -----------
Gross profit......................................................................                27,374         25,563
Selling, general and administrative expenses......................................                13,088         13,802
                                                                                             -----------    -----------
     Operating Income.............................................................                14,286         11,761
Interest expense..................................................................                 4,265          4,839
Other (income) expense............................................................                 4,153           (204)
                                                                                             -----------    -----------
     Income before income taxes and extraordinary item............................                 5,868          7,126
Income taxes......................................................................                 2,200          2,743
                                                                                             -----------    -----------
     Income before extraordinary item.............................................                 3,668          4,383
Extraordinary loss on debt extinguishment, net of tax benefit of $1,216...........                 2,028              -
                                                                                             -----------    -----------
Net income........................................................................           $     1,640    $     4,383
                                                                                             ===========    ===========

Basic earnings per share:
Income before extraordinary items.................................................           $     0.08     $      0.10
     Extraordinary item...........................................................                (0.04)              -
                                                                                             ----------     -----------
Net income........................................................................           $     0.04     $      0.10
                                                                                             ==========     ===========
Weighted average number of shares outstanding.....................................               46,045          45,511
                                                                                             ===========    ===========
Diluted earnings per share:
Income before extraordinary items.................................................           $     0.08     $      0.10
     Extraordinary item...........................................................                (0.04)              -
                                                                                             ----------     -----------
Net income........................................................................           $     0.04     $      0.10
                                                                                             ==========     ===========
Weighted average number of shares outstanding.....................................               46,348          45,710
                                                                                             ===========    ===========










                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                             Three Months Ended March 31,
                                                                                             ----------------------------
                                                                                                2002              2001
                                                                                             ------------    ------------
Operating activities:
    Net income......................................................................         $      1,640    $      4,383
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Extraordinary loss on debt extinguishment....................................                3,244               -
       Depreciation and amortization................................................               13,833          11,551
       Deferred income taxes........................................................               (1,704)            894
       Minority interest............................................................                  256             413
       Changes in certain assets and liabilities:
          Accounts receivable.......................................................               (4,449)         (2,526)
          Inventories...............................................................                6,012          (7,742)
          Other assets..............................................................                4,588           4,869
          Accounts payable..........................................................                9,207          10,130
          Accrued expenses..........................................................                 (139)         (4,008)
                                                                                             ------------    ------------
          Net cash provided by operating activities.................................               32,489          17,964
                                                                                             ------------    ------------
Net cash used in investing activity:  Purchases of property, plant, and equipment...              (33,759)        (10,353)
Financing activities:
    Issuance of long-term debt......................................................              476,149           6,299
    Repayments of long-term debt....................................................             (508,403)        (18,916)
    Issuance of common stock, net of expenses and proceeds
       and tax benefits from exercise of stock options..............................                1,103             342
    Debt issuance costs.............................................................              (13,501)              -
                                                                                             ------------    ------------
          Net cash used in financing activities.....................................              (44,652)        (12,275)
                                                                                             ------------    ------------
Decrease in cash and cash equivalents...............................................              (45,922)         (4,664)
Cash and cash equivalents at beginning of period....................................               78,241          10,184
                                                                                             ------------    ------------
Cash and cash equivalents at end of period..........................................         $     32,319    $      5,520
                                                                                             ============    ============
Supplemental disclosure of cash flow information:
Cash paid for interest..............................................................         $      6,187    $      9,614
                                                                                             ============    ============
Cash paid for federal and state income taxes........................................         $        110    $        540
                                                                                             ============    ============
Issuance of common stock from treasury to extinguish portion of long-term debt......         $     22,000    $          -
                                                                                             ============    ============






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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements included in the company's 2001 Annual Report on Form 10-K.

2.   Inventories

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

                                                                                                      March 31,      December 31,
                                                                                                       2002              2001
                                                                                                    ----------        ----------
Raw Materials................................................................................       $   39,116        $   44,807
Supplies.....................................................................................           42,384            42,258
Work-in-progress.............................................................................           11,272             8,512
Finished Goods...............................................................................           19,584            22,791
                                                                                                    ----------        ----------
                                                                                                    $  112,356        $  118,368
                                                                                                    ==========        ==========

3.   Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted earnings per share for the company is solely attributable to the dilutive effect of stock options. The reconciliations of the weighted average common shares for basic and diluted earnings per share for the three months ended March 31 are as follows (in thousands):

                                                                                                       2002             2001
                                                                                                    ----------       ----------
Basic weighted average common shares outstanding.............................................           46,045           45,511
Dilutive effect of stock options.............................................................              303              199
                                                                                                    ----------       ----------
Diluted weighted average common shares and share equivalents outstanding.....................           46,348           45,710
                                                                                                    ==========       ==========

4.   Comprehensive Income

The following table presents the company's components of comprehensive income, net of related tax, for the three months ended March 31 (in thousands):

                                                                                                       2002              2001
                                                                                                    ----------        ----------
Net income available to common shareholders..................................................       $    1,640        $    4,383
     Cumulative effect of an accounting change...............................................                -            (2,468)
     Unrealized gain (loss) on derivative instrument.........................................              607            (1,503)
                                                                                                    ----------        ----------
Comprehensive income.........................................................................       $    2,247        $      412
                                                                                                    ==========        ==========

The company recorded a gain from hedging activities of approximately $45,000 for the three months ended March 31, 2002, and a loss of approximately $88,000 for the three months ended March 31, 2001.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Long Term Debt

On March 26, 2002, the company refinanced its existing $450.0 million senior secured credit facility and its $45.0 million senior unsecured credit facility with the following:

     o $75.0 million in the form of a five-year revolving credit facility, maturing March 26, 2007, which is subject to a borrowing base and bears interest at floating rates;
     o $70.0 million in the form of a five-year term A loan, payable in quarterly installments beginning June 26, 2003, with the final installment due March 26, 2007, and bearing interest at floating rates;
     o $205.0 million in the form of a six-year term B loan, payable in quarterly installments beginning June 26, 2003, with the final installment due March 26, 2008, and bearing interest at floating rates; and
     o $200.0 million in the form of 9.50% seven-year senior unsecured notes due March 15, 2009 (non-callable for four years), with interest payable semiannually.

The new $350.0 million senior secured credit facility is secured by liens and mortgages on substantially all of the personal and real property assets of the company and its wholly owned subsidiaries and by pledges of all shares of capital stock and intercompany debt held by the company and its wholly owned subsidiaries. The new senior secured credit facility contains financial covenants and other covenants that limit or restrict the company with respect to its ability to make capital expenditures, incur indebtedness, and make restricted payments or investments, among other things.

The $200.0 million 9.50% senior unsecured notes have a maturity of seven years. The company may redeem the notes at any time on or after March 15, 2006, at a redemption price of 104.750%, on or after March 15, 2007, at a redemption price of 102.275%, and on or thereafter March 15, 2008, at a redemption price of 100.000%. In addition, at any time prior to March 15, 2005, the company may redeem up to 35% of the principal amount of the notes with the net cash proceeds of its common stock at a redemption price of 109.500% plus accrued interest up to the redemption date, provided that certain other restrictions as described in the indenture are met. The notes bear interest at 9.50%, payable semiannually on each March 15 and September 15, commencing September 15, 2002.

6.  Segment Information

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

Steel scrap substitute operations include the revenues and expenses associated with the company's wholly owned subsidiary, Iron Dynamics. Since operational start-up processes at Iron Dynamics were halted in 2001, IDI's costs are composed of those expenses required to maintain the facility and further evaluate the project and its related benefits.

Revenues included in the category "All Other" are from two subsidiary operations that are below the quantitative thresholds required for reportable segments. These revenues are from the fabrication of trusses, girders, steel joist and steel decking for the non-residential construction industry; from the further processing, or slitting, and sale of certain steel products; and from the resale of certain secondary and excess steel products. In addition, "All Other" also includes certain unallocated corporate accounts, such as the company's senior secured credit facilities, senior unsecured notes, and certain other investments.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company's operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company's steel operations include sales to non-U.S. companies of $2.5 million and $1.6 million, for the three months ended March 31, 2002 and 2001, respectively. Segment results for the three months ended March 31 are as follows (in thousands):

                                                               2002                  2001
                                                           ------------          ------------
STEEL OPERATIONS
Net sales
     External                                              $    146,293          $    141,733
     Other segments                                              11,182                 5,076
Operating income                                                 19,359                18,579
Assets                                                          915,623               866,693
---------------------------------------------------------------------------------------------
STEEL SCRAP SUBSTITUTE OPERATIONS
Net sales
     External                                              $          -          $          -
     Other segments                                                   -                   603
Operating loss                                                   (2,788)               (3,827)
Assets                                                          154,245               151,200
---------------------------------------------------------------------------------------------
ALL OTHER
Net sales
     External                                              $     20,610          $     12,353
     Other segments                                                 208                     -
Operating loss                                                   (1,851)               (2,737)
Assets                                                          172,666               127,867
---------------------------------------------------------------------------------------------
ELIMINATIONS
Net sales
     External                                              $          -          $          -
     Other segments                                             (11,390)               (5,679)
Operating loss                                                     (434)                 (254)
Assets                                                          (86,960)              (80,728)
---------------------------------------------------------------------------------------------
CONSOLIDATED
Net sales                                                  $    166,903          $    154,086
Operating income                                                 14,286                11,761
Assets                                                        1,155,574             1,065,032
---------------------------------------------------------------------------------------------

7.  Commitments and Contingencies

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

During the second and third quarters of 2001, the company settled seven of the nine pending lawsuits, and in the first quarter of 2002, the company settled an eighth suit, in each case without any admission of liability and, to the extent of any monetary payments, except for approximately $2.3 million (which was appropriately recorded in the 2001 financial statements), for amounts provided by our insurance carriers and within applicable insurance coverage. The remaining lawsuit was settled May 6, 2002, without any admission of liability.

8.  Condensed Consolidating Information

SDI Investment company (SDI Investment) is a wholly-owned subsidiary of SDI and was incorporated in 2000. SDI Investment has fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $200.0 million of Senior Notes issued in March 2002 and due 2009. Set forth below are condensed consolidating financial statements of the company, including SDI Investment, as the guarantor. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting, (ii) SDI Investment, as the guarantor, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the company and the company's Report on Form 10-K for the year ended December 31, 2001.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheets (in thousands):

AS OF MARCH 31, 2002                                                           COMBINED       CONSOLIDATING         TOTAL
                                             PARENT          GUARANTOR      NON-GUARANTORS     ADJUSTMENTS       CONSOLIDATED
                                         -------------     -------------   ---------------    -------------    ---------------
Cash..................................    $    29,793       $       116      $     2,410       $         -      $    32,319
Accounts receivable...................         82,377                 -           10,789            (6,838)          86,328
Inventories...........................         96,099                 -           16,448              (191)         112,356
Other current assets..................         26,029                 -              267              (334)          25,962
                                          -----------       -----------      -----------       ------------     -----------
   Total current assets...............        234,298               116           29,914            (7,363)         256,965
Property, plant and equipment, net....        727,485                 -          145,381              (328)         872,538
Other assets..........................        158,026            13,930              602          (146,487)          26,071
                                          -----------       -----------      -----------       -----------      -----------
   Total assets.......................    $ 1,119,809       $    14,046      $   175,897       $  (154,178)     $ 1,155,574
                                          ===========       ===========      ===========       ===========      ===========
Accounts payable......................    $    48,855       $         1      $     8,518       $    (6,838)     $    50,536
Accrued expenses......................         27,810                 -            2,193                 -           30,003
Current maturities of long-term debt..          2,360                 -            6,527               (17)           8,870
                                          -----------       -----------      -----------       ------------     -----------
   Total current liabilities..........         79,025                 1           17,238            (6,855)          89,409
Other liabilities.....................         78,884                 -            1,564               (34)          80,414
Long-term debt........................        517,052                 -           20,289              (540)         536,801
Minority interest.....................            627                 -                -             4,398            5,025
Common stock..........................            497                 1          171,401          (171,402)             497
Treasury stock........................        (28,889)                -                -                 -          (28,889)
Additional paid in capital............        343,197                16                -               (16)         343,197
Retained earnings.....................        134,165            14,028          (34,595)           20,271          133,869
Other accumulated comprehensive loss..         (4,749)                -                -                 -           (4,749)
                                          ------------      -----------      -----------       -----------      -----------
   Total stockholders' equity.........        444,221            14,045          136,806          (151,147)         443,925
                                          -----------       -----------      -----------       -----------      -----------
   Total liabilities and stockholders'
     equity...........................    $ 1,119,809       $    14,046      $   175,897       $  (154,178)     $ 1,155,574
                                          ===========       ===========      ===========       ===========      ===========


AS OF DECEMBER 31, 2001

Cash..................................    $    77,407       $        83      $       751       $         -      $    78,241
Accounts receivable...................         78,461                 -           10,375            (6,957)          81,879
Inventories...........................        100,709                 -           17,680               (21)         118,368
Other current assets..................         32,973               (16)           1,095              (336)          33,716
                                          -----------       -----------      -----------       -----------      -----------
   Total current assets...............        289,550                67           29,901            (7,314)         312,204
Property, plant and equipment, net....        703,896                 -          148,270              (105)         852,061
Other assets..........................         90,044             7,822            1,405           (83,438)          15,833
                                          -----------       -----------      -----------       -----------      -----------
   Total assets.......................    $ 1,083,490       $     7,889      $   179,576       $   (90,857)     $ 1,180,098
                                          ===========       ===========      ===========       ===========      ===========

Accounts payable......................    $    40,081       $         1      $     8,204       $    (6,957)     $    41,329
Accrued expenses......................         28,165                 -            2,585                (1)          30,749
Current maturities of long-term debt..          2,337                 -           43,696                 -           46,033
                                          -----------       -----------      -----------       -----------      -----------
   Total current liabilities..........         70,583                 1           54,485            (6,958)         118,111
Other liabilities.....................         61,308                 -            2,728            20,716           84,752
Long-term debt........................        532,350                 -           21,876              (335)         553,891
Minority interest.....................            639                 -                -             4,130            4,769

Common stock..........................            495                 1          133,351          (133,352)             495
Treasury stock........................        (46,526)                -                -                 -          (46,526)
Additional paid in capital............        337,733                16                -               (16)         337,733
Retained earnings.....................        132,264             7,871          (32,864)           24,958          132,229
Other accumulated comprehensive loss..         (5,356)                -                -                 -           (5,356)
                                          -----------       -----------      -----------       -----------      -----------
   Total stockholders' equity.........        418,610             7,888          100,487          (108,410)         418,575
                                          -----------       -----------      -----------       -----------      -----------
   Total liabilities and stockholders'
     equity...........................    $ 1,083,490       $     7,889      $   179,576       $   (90,857)     $ 1,180,098
                                          ===========       ===========      ===========       ===========      ===========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income (in thousands):

FOR THE THREE MONTHS ENDED,
MARCH 31, 2002                                                                 COMBINED       CONSOLIDATING
TOTAL
                                             PARENT          GUARANTOR      NON-GUARANTORS     ADJUSTMENTS       CONSOLIDATED
                                         -------------     -------------   ---------------    -------------    ---------------
Net sales.............................    $   157,475       $         -      $    20,818       $   (11,390)     $   166,903
Cost of good sold.....................        131,014                 -           19,735           (11,220)         139,529
                                          -----------       -----------      -----------       -----------      -----------
   Gross profit.......................         26,461                 -            1,083              (170)          27,374
Selling, general and administration...         10,551                 3            2,269               265           13,088
                                          -----------       -----------      -----------       -----------      -----------
Operating income (loss)...............         15,910                (3)          (1,186)             (435)          14,286
Interest expense......................          3,381                 -              888                (4)           4,265
Other (income) expense................         13,609            (9,489)              (3)               36            4,153
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before income taxes,
    equity in net loss of subsidiaries and
    extraordinary item................         (1,080)            9,486           (2,071)             (467)           5,868
Income taxes..........................           (325)            3,330             (805)                -            2,200
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before extraordinary item
and net loss of subsidiaries..........           (755)            6,156           (1,266)             (467)           3,668
Extraordinary loss on debt
   Extinguishment, net of tax benefit
   of $1,216..........................          1,564                 -              464                 -            2,028
Equity in net income of subsidiaries..          4,426                 -                -            (4,426)               -
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $     2,107       $     6,156      $    (1,730)      $    (4,893)     $     1,640
                                          ===========       ===========      ===========       ===========      ===========

FOR THE THREE MONTHS ENDED,
MARCH 31, 2001

Net sales.............................    $   146,809       $         -      $    12,955       $    (5,678)     $   154,086
Cost of good sold.....................        123,791                 -           10,448            (5,716)         128,523
                                          -----------       -----------      -----------       -----------      -----------
   Gross profit.......................         23,018                 -            2,507                38           25,563
Selling, general and administration...          8,538                13            5,251                 -           13,802
                                          -----------       -----------      -----------       -----------      -----------
Operating income (loss)...............         14,480               (13)          (2,744)               38           11,761
Interest expense......................          4,628                 -              476              (265)           4,839
Other (income) expense................          8,591            (9,059)               -               264             (204)
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before income taxes and
   equity in net loss of subsidiaries.          1,261             9,046           (3,220)               39            7,126
Income taxes..........................            796             3,175           (1,228)                -            2,743
                                          -----------       -----------      -----------       -----------      -----------
                                                  465             5,871           (1,992)               39            4,383
Equity in net income of subsidiaries..          3,880                 -                -            (3,880)               -
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $     4,345       $     5,871      $    (1,992)      $    (3,841)     $     4,385
                                          ===========       ===========      ===========       ===========      ===========

Condensed Consolidating Statements of Cash Flows (in thousands):

FOR THE THREE MONTHS ENDED
MARCH 31, 2002                                                                                   COMBINED           TOTAL
                                                               PARENT         GUARANTOR       NON-GUARANTORS     CONSOLIDATED
                                                            ------------     -----------     ---------------    --------------
Net cash provided by operations......................       $    31,273      $        33       $     1,183      $    32,489
Net cash provided by (used in) investing activities..           (35,037)               -             1,278          (33,759)
Net Cash used in financing activities................           (43,850)               -              (802)         (44,652)
                                                            -----------      -----------       ------------     -----------
Increase (decrease) in cash and cash equivalents.....           (47,614)              33             1,659          (45,922)
Cash and cash equivalents at beginning of year.......            77,407               83               751           78,241
                                                            -----------      -----------       -----------      -----------
Cash and cash equivalents at end of year.............       $    29,793      $       116       $     2,410      $    32,319
                                                            ===========      ===========       ===========      ===========

FOR THE THREE MONTHS ENDED
MARCH 31, 2001

Net cash provided by (used in) operations............       $    (7,338)     $    33,418       $    (8,116)     $    17,964
Net cash used in investing activities................            (6,551)               -            (3,802)         (10,353)
Net Cash provided by (used in) financing activities..            10,217          (33,440)           10,948          (12,275)
                                                            -----------      -----------       -----------      ------------
Decrease in cash and cash equivalents................            (3,672)             (22)             (970)          (4,664)
Cash and cash equivalents at beginning of year.......             8,924               40             1,220           10,184
                                                            -----------      -----------       -----------      -----------
Cash and cash equivalents at end of year.............       $     5,252      $        18       $       250      $     5,520
                                                            ===========      ===========       ===========      ===========

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward looking statements as a result of these risks and uncertainties, including those set forth in our Form 10-K under "Forward Looking Statements" and under "Risk Factors." You should read the following discussion in conjunction with "Selected Financial Data" and our consolidated financial statements and notes appearing elsewhere in this filing.

OVERVIEW
We own and operate two state-of-the-art, low-cost mini-mills: a flat-rolled mini-mill located in Butler, Indiana, with an annual production capacity of 2.2 million tons, and a newly built structural steel and rail mini-mill located in Columbia City, Indiana, with an annual production capacity of between 1.0 and
1.3 million tons, depending on product mix.

Our Butler mini-mill produces a broad range of high quality hot-rolled, cold-rolled and coated steel products, including a large variety of high value-added and high margin specialty products such as thinner gauge rolled products and galvanized products. We sell these products directly to end-users, intermediate steel processors and steel service centers primarily in the Midwestern United States. Our products are used in numerous industry sectors, including the automotive, construction and commercial industries.

Our Columbia City, Indiana structural and rail mill is designed to produce structural steel and rails at a higher quality and lower cost than comparable mini-mills. Our capital cost for this mill is approximately $315.0 million (net of capitalized interest), of which $260.3 million was spent as of March 31, 2002. We successfully completed our first melting and casting trials during April 2002, and we expect to commence production of structural steel during the remainder of the second quarter of 2002 and rails during the first quarter of 2003. Our structural steel operation is designed to produce structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets. Our rail manufacturing operation is designed to produce a variety of standard and premium grade rails, including head-hardened rails, for the railroad industry as well as for rail contractors, transit districts and short-line railroads.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001 Net Sales. Our net sales were $166.9 million, with total shipments of 561,900 net tons for the three months ended March 31, 2002, as compared to net sales of $154.1 million, with total shipments of 482,400 net tons for the three months ended March 31, 2001, an increase in net sales of $12.8 million, or 8%, and an increase in total shipments of 79,500 net tons, or 16%. During the first quarter of 2002, the average consolidated selling price per ton decreased approximately $22, or 7%, in comparison to the same period in 2001. The increase in our first quarter 2002 net sales in comparison to the first and fourth quarters of 2001 was driven by volume. A substantial portion of our first quarter 2002 sales were committed during the fourth quarter 2001 at depressed pricing levels, resulting in our first quarter average consolidated selling pricing per ton remaining flat as compared to the fourth quarter; however, we are already experiencing substantially higher selling prices in our order backlog for the second quarter 2002 and anticipate further increases during the third quarter 2002.

Heidtman Steel Products, Inc (or affiliates) accounted for approximately 17% and 16% of our net sales for the three months ended March 31, 2002 and 2001, respectively.

Cost of Goods Sold. Cost of goods sold was $139.5 million for the three months ended March 31, 2002, as compared to $128.5 million for the three months ended March 31, 2001, an increase of $11.0 million, or 9%, which was primarily volume related. As a percentage of net sales, cost of goods sold represented approximately 84% and 83% for the three months ended March 31, 2002 and 2001, respectively. Steel scrap represented approximately 43% and 44% of the total cost of goods sold for the three months ended March 31, 2002 and 2001, respectively. We experienced a steady decline in scrap pricing from the second quarter of 2000 through the first quarter of 2002. The average costs associated with steel scrap averaged $9, or 8%, per ton produced less during the first quarter of 2002 than during the same period of 2001. We experienced a narrowing of our gross margin throughout 2001 as our average sales price per ton decreased more rapidly than our average scrap cost per ton, which is the most significant single component of our cost of goods sold; however, during the first quarter of 2002 we experienced a further decrease in scrap pricing without a corresponding decrease in our product pricing, resulting in a strengthening in our gross margin. We anticipate a further strengthening through the third quarter of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.1 million for the three months ended March 31, 2002, as compared to $13.8 million for the three months ended March 31, 2001, a decrease of $714,000, or 5%. As a percentage of net sales, selling, general and administrative expenses represented approximately 8% and 9% for the three months ended March 31, 2002 and 2001, respectively. Start-up costs were $4.6 million, all of which were related to construction of our structural and rail mill, for the three months ended March 31, 2002, as compared to start-up costs of $5.1 million, of which Iron Dynamics represents $3.8 million, for the three months ended March 31, 2001, a decrease of $552,000, or 11%.


Interest Expense. Interest expense was $4.3 million for the three months ended March 31, 2002, as compared to $4.8 million for the three months ended March 31, 2001, a decrease of $574,000, or 12%. Gross interest expense decreased 15% to $8.0 million and capitalized interest decreased 19% to $3.7 million, for the three months ended March 31, 2002, as compared to the same period in 2001. Throughout 2001 and into 2002, base interest rates, more specifically LIBOR and prime rates steadily decreased, resulting in a 15% decrease in our gross interest expense for the first quarter of 2002, as compared to the same period in 2001, despite only a $1.0 million decrease in our total net debt (total debt, including other long-term contingent liabilities, less cash and cash equivalents).


Other (Income) Expense. Other expense was $4.2 million for the three months ended March 31, 2002, as compared to other income of $204,000 for the three months ended March 31, 2001, an increase in expenses of $4.4 million. During the first quarter of 2002, we recorded settlement costs in association with the Nakornthai Strip Mill Public Company Ltd. (NSM) related lawsuits. On May 6, 2002, we settled the remaining NSM-related lawsuit, which was outstanding on March 31, 2002. Accordingly, we reflected a settlement cost of $4.5 million, net of any insurance proceeds, in our financial results for the first quarter of 2002.


Income Taxes. Our income tax provision was $2.2 million, net a $1.2 million tax benefit related to our extraordinary loss on debt extinguishment for the three months ended March 31, 2002, as compared to $2.7 million for the same period in 2001. Our effective tax rate was 37.5% during 2002, as compared to 38.5% during 2001. During the fourth quarter of 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance is still outstanding at March 31, 2002.

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

CASH FLOWS
For the three months ended March 31, 2002, cash provided by operating activities was $32.5 million, as compared to $18.0 million for the three months ended March 31, 2001, an increase of $14.5 million, or 81%. A significant portion of this increase was the result of a decrease in our inventory levels from December 31, 2001 to March 31, 2002, as compared to the inventory increase from December 31, 2000 to March 31, 2001. Cash used in investing activities, which represented capital investments, was $33.8 million and $10.4 million for the three months ended March 31, 2002 and 2001, respectively. Substantially all of our capital investment costs incurred during the first quarter of 2002 were utilized in construction efforts related to our structural steel and rail mill. Cash used in financing activities was $44.7 million for the three months ended March 31, 2002, as compared to $12.3 million for the three months ended March 31, 2001, an increase of $32.4 million. This increase in funds used in financing activities was the result of our change in capital structure after the first quarter 2002 refinancing activities.

LIQUIDITY
We believe the principal indicators of our liquidity are our cash position, remaining availability under our bank credit facilities and excess working capital. During the three months ended March 31, 2002, our cash position decreased $45.9 million to $32.3 million and our working capital position decreased $26.5 million, or 14%, to $167.6 million, as compared to December 31, 2001. As of March 31, 2002, $75.0 million under our senior secured revolving credit facility remained undrawn and available.

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

On January 28, 2002, we entered into an agreement with the Iron Dynamics lenders to extinguish the debt under the Iron Dynamics credit agreement at the end of March 2002. We complied with each of the settlement requirements, thus constituting full and final settlement of all of Iron Dynamics' obligations and our guarantees under the IDI credit agreement, causing the IDI credit agreement to terminate. In meeting the requirements of the settlement agreement, we paid $15.0 million in cash and issued an aggregate of $22.0 million, or 1.5 million shares of our common stock during March 2002. In addition, if IDI resumes operations by January 27, 2007, and generates positive cash flow (as defined in the settlement agreement), we are required to make contingent future payments in an aggregate not to exceed $22.0 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense. At March 31, 2002, no material changes had occurred related to our interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 2001.

                                     PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the first quarter of 2002, we settled the two remaining lawsuits related to our 1998 undertaking to provide technical and advisory services to Nakornthai Strip Mill Public Company Limited, or NSM, a Thailand steel mini-mill. The other seven of the nine original lawsuits related to that matter were previously settled during 2001. Our total settlement costs for the final two settlements in the first quarter of 2002 were $6.8 million, net of insurance, of which $2.3 million was recorded in 2001. All lawsuits were settled without any admission of liability.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (A)  Exhibits -
              None
(B) Reports on Form 8-K for the quarter ended March 31, 2002 (item reported date):

              Iron Dynamics' Settlement Agreement.........................................................January 28, 2002
              Fourth Quarter & Annual 2001 Financial Results..............................................February 5, 2002
              Commencement of Refinancing.................................................................February 4, 2002
              Subsequent Event Litigation Settlement......................................................March 7, 2002
--------------------------------------------------------------------------------------------------------------------------

*Filed herewith
Items 2 through 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of Securities
Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2002


                                  STEEL DYNAMICS, INC.

                                  By: /s/ TRACY L. SHELLABARGER
                                      -----------------------------
                                      Tracy L. Shellabarger
                                      Vice President and Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)