Form 10-Q
period 2002-06-30
STEEL DYNAMICS INC
filed 2002-08-14
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2002 OR

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                          Yes  |X|     No    | |

As of August 9, 2002, Registrant had outstanding shares of 47,548,530 Common Stock.

                              STEEL DYNAMICS, INC.
                                Table of Contents


                          PART I. Financial Information

                                                                                                  Page
                                                                                                  ----
Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001.....     1

         Consolidated Statements of Income for the three and six-month periods ended
           June 30, 2002 and 2001 (unaudited)..................................................     2

         Consolidated Statements of Cash Flows for the three and six-month periods ended
           June 30, 2002 and 2001 (unaudited)..................................................     3

         Notes to Consolidated Financial Statements............................................     4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................................     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................    12




                           PART II. Other Information

Item 1.  Legal Proceedings.....................................................................    13

Item 4.  Submission of Matters to a Vote of Security Holders...................................    13

Item 5.  Other Information.....................................................................    13

Item 6.  Exhibits and Reports on Form 8-K......................................................    14

         Signature.............................................................................    15

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                  June 30,      December 31,
                                                                                    2002            2001
                                                                                 ----------     -----------
                                                                                (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents ...............................................   $    48,747    $    78,241
     Accounts receivable, net ................................................        72,181         65,589
     Accounts receivable-related parties .....................................        17,441         16,290
     Inventories .............................................................       114,755        118,368
     Deferred taxes ..........................................................        21,873         24,600
     Other current assets ....................................................         3,904          9,116
                                                                                 -----------    -----------
              Total current assets ...........................................       278,901        312,204

Property, plant, and equipment, net ..........................................       884,554        852,061

Restricted cash ..............................................................         3,622          3,030

Other assets .................................................................        32,831         12,803
                                                                                 -----------    -----------

              Total assets ...................................................   $ 1,199,908    $ 1,180,098
                                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................................   $    25,441    $    30,228
     Accounts payable-related parties ........................................        20,129         11,101
     Accrued interest ........................................................        11,130          4,052
     Other accrued expenses ..................................................        34,249         26,697
     Current maturities of long-term debt ....................................         5,888         46,033
                                                                                 -----------    -----------
              Total current liabilities ......................................        96,837        118,111

Long-term debt, less current maturities ......................................       545,787        553,891

Deferred taxes ...............................................................        66,729         62,765

Minority interest ............................................................         4,999          4,769

Other long-term contingent liabilities .......................................        21,987         21,987

Commitments and contingencies

Stockholders' equity:
     Common stock voting, $.01 par value; 100,000,000 shares authorized;
        49,901,810 and 49,586,473 shares issued; and 47,515,896 and
        45,743,473 shares outstanding, as of June 30, 2002 and
        December 31, 2001, respectively ......................................           499            495
     Treasury stock, at cost; 2,385,914 and 3,843,000 shares, at June 30, 2002
         and December 31, 2001, respectively .................................       (28,889)       (46,526)
Additional paid-in capital ...................................................       346,300        337,733
     Retained earnings .......................................................       151,597        132,229
     Other accumulated comprehensive loss ....................................        (5,938)        (5,356)
                                                                                 -----------    -----------
              Total stockholders' equity .....................................       463,569        418,575
                                                                                 -----------    -----------

              Total liabilities and stockholders' equity .....................   $ 1,199,908    $ 1,180,098
                                                                                 ===========    ===========


                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                               2002        2001             2002          2001
                                                            ---------    ---------        ---------    ---------

Net Sales:
     Unrelated parties ..................................   $ 179,562    $ 126,804        $ 318,711    $ 256,070
     Related parties ....................................      34,177       30,835           61,931       55,655
                                                            ---------    ---------        ---------    ---------
         Total net sales ................................     213,739      157,639          380,642      311,725

Cost of goods sold ......................................     160,696      132,140          300,225      260,663
                                                            ---------    ---------        ---------    ---------
Gross profit ............................................      53,043       25,499           80,417       51,062

Selling, general and administrative expenses ............      19,779       18,176           32,867       31,978
                                                            ---------    ---------        ---------    ---------
     Operating income ...................................      33,264        7,323           47,550       19,084

Interest expense ........................................       5,030        4,169            9,295        9,008
Other (income) expense ..................................        (131)         (22)           4,022         (226)
                                                            ---------    ---------        ---------    ---------
     Income before income taxes and extraordinary items .      28,365        3,176           34,233       10,302
Income taxes ............................................      10,637        1,223           12,837        3,966
                                                            ---------    ---------        ---------    ---------
     Income before extraordinary items ..................      17,728        1,953           21,396        6,336
Extraordinary loss on debt extinguishment,
     net of tax benefit of $1,216 .......................        --           --              2,028         --
                                                            ---------    ---------        ---------    ---------

Net income ..............................................   $  17,728    $   1,953        $  19,368    $   6,336
                                                            =========    =========        =========    =========



Basic earnings per share:
     Income before extraordinary items ..................   $    0.37    $    0.04        $    0.46    $    0.14
     Extraordinary loss on debt extinguishment ..........        --           --              (0.05)        --
                                                            ---------    ---------        ---------    ---------
     Net income .........................................   $    0.37    $    0.04        $    0.41         0.14
                                                            =========    =========        =========    =========

Weighted average number of shares outstanding ...........      47,423       45,648           46,734       45,578
                                                            =========    =========        =========    =========

Diluted earnings per share:
     Income before extraordinary items ..................   $    0.37    $    0.04        $    0.45    $    0.14
     Extraordinary loss on debt extinguishment ..........        --           --              (0.04)        --
                                                            ---------    ---------        ---------    ---------
     Net income .........................................   $    0.37    $    0.04        $    0.41    $    0.14
                                                            =========    =========        =========    =========
Weighted average number of shares and share
     equivalents outstanding ............................      47,859       45,891           47,103       45,799
                                                            =========    =========        =========    =========






                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Three Months Ended June 30,      Six Months ended June 30,
                                                              ---------------------------      -------------------------
                                                                 2002          2001               2002          2001
                                                               ---------    ---------           ---------    ---------
Operating activities:
     Net income ............................................   $  17,728    $   1,953           $  19,368    $   6,336
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Extraordinary loss on debt extinguishment .........        --           --                 3,244         --
         Depreciation and amortization .....................      14,247       12,277              28,080       23,828
         Deferred income taxes .............................       8,395       (1,207)              6,691         (313)
         Minority interest .................................         (26)         137                 230          550
         Changes in certain assets and liabilities:
              Accounts receivable ..........................      (3,294)       1,315              (7,743)      (1,211)
              Inventories ..................................      (2,399)         762               3,613       (6,980)
              Other assets .................................      (9,882)     (14,494)             (5,293)      (9,625)
              Accounts payable .............................      (4,965)       5,272               4,242       15,402
              Accrued expenses .............................      13,336         (508)             13,197       (4,516)
                                                               ---------    ---------           ---------    ---------
         Net cash provided by operating activities .........      33,140        5,507              65,629       23,471
                                                               ---------    ---------           ---------    ---------

Net cash used in investing activity:
     Purchases of property, plant, and equipment ...........     (25,438)     (14,457)            (59,197)     (24,810)

Financing activities:
     Issuance of long-term debt ............................       9,766       82,020             485,915       88,319
     Repayments of long-term debt ..........................      (3,761)     (61,521)           (512,164)     (80,437)
     Issuance of common stock, net of expenses and proceeds
       and tax benefits from exercise of stock options .....       3,105        1,101               4,208        1,443
     Debt issuance costs ...................................        (384)        --               (13,885)        --
                                                               ---------    ---------           ---------    ---------
         Net cash provided by (used in) financing activities       8,726       21,600             (35,926)       9,325
                                                               ---------    ---------           ---------    ---------

Increase (decrease) in cash and cash equivalents ...........      16,428       12,650             (29,494)       7,986
Cash and cash equivalents at beginning of period ...........      32,319        5,520              78,241       10,184
                                                               ---------    ---------           ---------    ---------
Cash and cash equivalents at end of period .................   $  48,747    $  18,170           $  48,747    $  18,170
                                                               =========    =========           =========    =========



Supplemental disclosure of cash flow information:
     Cash paid for interest ................................   $   2,699    $   8,693           $  12,229    $  18,307
                                                               =========    =========           =========    =========
     Cash paid for federal and state income taxes ..........   $   4,125    $   3,073           $   4,235    $   3,613
                                                               =========    =========           =========    =========
     Issuance of common stock from treasury to
       extinguish portion of long-term debt ................   $    --      $    --             $  22,000    $    --
                                                               =========    =========           =========    =========




                See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

Principles of Consolidation. The consolidated financial statements include the accounts of Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), including New Millennium Building Systems LLC, after elimination of the significant intercompany accounts and transactions. Minority interest represents the minority shareholders' proportionate share in the equity or income of the company's consolidated subsidiaries.

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

2.   Inventories

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):

                                                  June 30,     December 31,
                                                    2002          2001
                                                -----------    -----------

Raw Materials.........................          $    43,966    $    44,807
Supplies..............................               46,591         42,258
Work-in-progress......................                9,086          8,512
Finished Goods........................               15,112         22,791
                                                -----------    -----------
                                                $   114,755    $   118,368
                                                ===========    ===========

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

                                                                  Three Months Ended              Six Months Ended
                                                              --------------------------     --------------------------
                                                                 2002            2001           2002            2001
                                                              -----------    -----------     -----------    -----------
Basic weighted average common shares outstanding.........          47,423         45,648          46,734         45,578
Dilutive effect of stock options.........................             436            243             369            221
                                                              -----------    -----------     -----------    -----------
Diluted weighted average common shares
   and share equivalents outstanding.....................          47,859         45,891          47,103         45,799
                                                              ===========    ===========     ===========    ===========

4.   Comprehensive Income

The following table presents the company's components of comprehensive income, net of related tax, for the three and six-month periods ended June 30 (in thousands):

                                                                  Three Months Ended              Six Months Ended
                                                              --------------------------     --------------------------
                                                                 2002            2001           2002            2001
                                                              -----------    -----------     -----------    -----------
Net income available to common shareholders..............     $    17,728    $     1,953     $    19,368    $     6,336
     Cumulative effect of an accounting change...........               -              -               -         (2,468)
     Unrealized gain (loss) on derivative instrument.....          (1,189)           529            (582)          (974)
                                                              -----------    -----------     -----------    -----------
Comprehensive income.....................................     $    16,539    $     2,482     $    18,786    $     2,894
                                                              ===========    ===========     ===========    ===========

The company recorded a gain from hedging activities of approximately $45,000 and a loss from hedging activities of approximately $41,000, for the six-month periods ended June 30, 2002 and 2001, respectively, and a gain of approximately $47,000, for the three-month period ended June 30, 2001.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Segment Information

The company has two reportable segments: steel operations and steel scrap substitute operations. The steel operations segment includes the company's flat rolled division and structural and rail division. The flat rolled division sells a broad range of hot-rolled, cold-rolled and coated steel products, including a large variety of specialty products such as thinner gauge hot-rolled products and galvanized products. The flat rolled division sells directly to end-users and service centers located primarily in the Midwestern United States and these products are used in numerous industry sectors, including the automotive, construction and commercial industries. The company began significant construction of its structural and rail division in May 2001 and commenced limited structural production in June 2002. The company expects to ramp up the structural operations through regular product introductions and be fully operational by the end of 2002. In addition, the company expects to commence production of rails during the first quarter of 2003. This facility is designed to produce and sell structural steel beams, pilings, and other steel components directly to end-users and service centers for the construction, transportation and industrial machinery markets. This facility is also designed to produce and sell a variety of standard and premium grade rails for the railroad industry.

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

The company's operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company's steel operations include sales to non-U.S. companies of $1.5 million for the three months ended June 30, 2002 and 2001 and $4.0 million and $3.1 million for the six months ended June 30, 2002 and 2001, respectively. Segment results for the three and six-month periods ended June 30 are as follows (in thousands):

                                           Three Months Ended                  Six Months Ended
                                       ---------------------------       ---------------------------
                                           2002            2001              2002            2001
                                       -----------     -----------       -----------     -----------
Steel Operations
Net sales
     External                          $    191,211    $   141,602       $   337,504     $   283,335
     Other segments                          14,055          8,745            25,237          13,821
Operating income                             38,067         18,010            57,426          36,589
Assets                                      946,407        865,739           946,407         865,739
----------------------------------------------------------------------------------------------------
Steel Scrap Substitute Operations
Net sales
     External                          $          -    $         -       $         -     $         -
     Other segments                               -          4,057                 -           4,660
Operating loss                               (2,027)        (5,567)           (4,815)         (9,394)
Assets                                      152,604        154,189           152,604         154,189
----------------------------------------------------------------------------------------------------
All Other
Net sales
     External                          $     22,528    $    16,037       $    43,138     $    28,390
     Other segments                             118            678               326             678
Operating loss                               (1,804)        (4,774)           (3,655)         (7,477)
Assets                                      190,054        155,663           190,054         155,663
----------------------------------------------------------------------------------------------------
Eliminations
Net sales
     External                          $          -    $         -       $         -     $         -
     Other segments                         (14,173)       (13,480)          (25,563)        (19,159)
Operating loss                                 (972)          (346)           (1,406)           (634)
Assets                                      (89,157)       (82,784)          (89,157)        (82,784)
----------------------------------------------------------------------------------------------------
Consolidated
Net sales                              $    213,739    $   157,639       $   380,642     $   311,725
Operating income                             33,264          7,323            47,550          19,084
Assets                                    1,199,908      1,092,807         1,199,908       1,092,807
====================================================================================================

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Condensed Consolidating Information

SDI Investment Company (SDI Investment) is a 100% owned subsidiary of SDI and was incorporated in 2000. SDI Investment has fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $200.0 million of Senior Notes in March 2002 and due 2009. Set forth below are condensed consolidating financial statements of the company, including SDI Investment, as the guarantor. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) SDI Investment, as the guarantor, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the company and the company's Report on Form 10-K for the year ended December 31, 2001.

Condensed Consolidating Balance Sheets (in thousands):

As of June 30, 2002                                                            Combined       Consolidating        Total
                                             Parent          Guarantor      non-guarantors     adjustments      consolidated
                                          -----------       -----------      -----------       -----------      -----------
Cash..................................    $    44,453       $       167      $     4,127       $         -      $    48,747
Accounts receivable...................         88,339                 -           13,149           (11,866)          89,622
Inventories...........................         99,125                 -           16,881            (1,251)         114,755
Other current assets..................         26,206                 -              105              (534)          25,777
                                          -----------       -----------      -----------       -----------      -----------
   Total current assets...............        258,123               167           34,262           (13,651)         278,901
Property, plant and equipment, net....        742,652                 -          142,008              (106)         884,554
Other assets..........................        160,008            29,687              423          (153,665)          36,453
                                          -----------       -----------      -----------       -----------      -----------
   Total assets.......................    $ 1,160,783       $    29,854      $   176,693       $  (167,422)     $ 1,199,908
                                          ===========       ===========      ===========       ===========      ===========

Accounts payable......................    $    35,011       $     8,010      $    14,415       $   (11,866)     $    45,570
Accrued expenses......................         43,160                 -            2,220                (1)          45,379
Current maturities of long-term debt..          2,574                 -            3,331               (17)           5,888
                                          -----------       -----------      -----------       -----------      -----------
   Total current liabilities..........         80,745             8,010           19,966           (11,884)          96,837
Other liabilities.....................         88,821                 -               46              (151)          88,716
Long-term debt........................        525,776                 -           20,527              (516)         545,787
Minority interest.....................            642                 -                -             4,357            4,999

Common stock..........................            499                 1          172,164          (172,165)             499
Treasury stock........................        (28,889)                -                -                 -          (28,889)
Additional paid in capital............        346,300                16                -               (16)         346,300
Retained earnings.....................        152,827            21,827          (36,010)           12,953          151,597
Other accumulated comprehensive loss..         (5,938)                -                -                 -           (5,938)
                                          -----------       -----------      -----------       -----------      -----------
   Total stockholders' equity.........        464,799            21,844          136,154          (159,228)         463,569
                                          -----------       -----------      -----------       -----------      -----------
   Total liabilities and stockholders'
        equity........................    $ 1,160,783       $    29,854      $   176,693       $  (167,422)     $ 1,199,908
                                          ===========       ===========      ===========       ===========      ===========

As of December 31, 2001
Cash..................................    $    77,407       $        83      $       751       $         -      $    78,241
Accounts receivable...................         78,461                 -           10,375            (6,957)          81,879
Inventories...........................        100,709                 -           17,680               (21)         118,368
Other current assets..................         32,973               (16)           1,095              (336)          33,716
                                          -----------       -----------      -----------       -----------      -----------
   Total current assets...............        289,550                67           29,901            (7,314)         312,204
Property, plant and equipment, net....        703,896                 -          148,270              (105)         852,061
Other assets..........................         90,044             7,822            1,405           (83,438)          15,833
                                          -----------       -----------      -----------       -----------      -----------
   Total assets.......................    $1,083,490        $     7,889      $   179,576       $   (90,857)     $ 1,180,098
                                          ===========       ===========      ===========       ===========      ===========

Accounts payable......................    $    40,081       $         1      $     8,204       $    (6,957)     $    41,329
Accrued expenses......................         28,165                 -            2,585                (1)          30,749
Current maturities of long-term debt..          2,337                 -           43,696                 -           46,033
                                          -----------       -----------      -----------       -----------      -----------
   Total current liabilities..........         70,583                 1           54,485            (6,958)         118,111
Other liabilities.....................         61,308                 -            2,728            20,716           84,752
Long-term debt........................        532,350                 -           21,876              (335)         553,891
Minority interest.....................            639                 -                -             4,130            4,769

Common stock..........................            495                 1          133,351          (133,352)             495
Treasury stock........................        (46,526)                -                -                 -          (46,526)
Additional paid in capital............        337,733                16                -               (16)         337,733
Retained earnings.....................        132,264             7,871          (32,864)           24,958          132,229
Other accumulated comprehensive loss..         (5,356)                -                -                 -           (5,356)
                                          -----------       -----------      -----------       -----------      -----------
   Total stockholders' equity.........        418,610             7,888          100,487          (108,410)         418,575
                                          -----------       -----------      -----------       -----------      -----------
   Total liabilities and stockholders'
        equity........................    $ 1,083,490       $     7,889      $   179,576       $   (90,857)     $ 1,180,098
                                          ===========       ===========      ===========       ===========      ===========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income (in thousands):

For the Three Months Ended,
June 30, 2002                                                                  Combined       Consolidating        Total
                                             Parent          Guarantor      non-guarantors     adjustments      consolidated
                                          -----------       -----------      -----------       -----------      -----------

Net sales.............................    $   205,267       $         -      $    22,645       $   (14,173)     $   213,739
Cost of good sold.....................        151,607                 -           22,202           (13,113)         160,696
                                          -----------       -----------      -----------       -----------      -----------
   Gross profit.......................         53,660                 -              443            (1,060)          53,043
Selling, general and administration...         17,447                 4            2,416               (88)          19,779
                                          -----------       -----------      -----------       -----------      -----------
Operating income (loss)...............         36,213                (4)          (1,973)             (972)          33,264
Interest expense......................          4,740                 -              299                (9)           5,030
Other (income) expense................         12,327           (12,482)              (7)               31             (131)
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before income taxes and
     equity in net loss of subsidiaries        19,146            12,478           (2,265)             (994)          28,365
   Income tax (expense) benefit.......         (6,807)           (4,679)             849                 -          (10,637)
   Equity in net income of subsidiaries         6,383                 -                -            (6,383)               -
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $    18,722       $     7,799      $    (1,416)      $    (7,377)     $    17,728
                                          ===========       ===========      ===========       ===========      ===========


For the Three Months Ended,
June 30, 2001

Net sales.............................    $   150,348       $         -      $    20,771       $   (13,480)     $   157,639
Cost of good sold.....................        127,275                 -           18,185           (13,320)         132,140
                                          -----------       -----------      -----------       -----------      -----------
   Gross profit.......................         23,073                 -            2,586              (160)          25,499
Selling, general and administration...          8,946                (6)           9,049               187           18,176
                                          -----------       -----------      -----------       -----------      -----------
Operating income (loss)...............         14,127                 6           (6,463)             (347)           7,323
Interest expense......................          4,154                 -              490              (475)           4,169
Other (income) expense................          8,718            (9,215)               -               475              (22)
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before income taxes and
     equity in net loss of subsidiaries         1,255             9,221           (6,953)             (347)           3,176
   Income tax (expense) benefit.......           (350)           (3,550)           2,677                 -           (1,223)
   Equity in net income of subsidiaries         1,395                 -                -            (1,395)               -
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $     2,300       $     5,671      $    (4,276)      $    (1,742)     $     1,953
                                          ===========       ===========      ===========       ===========      ===========



Condensed Consolidating Statement of Income (in thousands):

For the Six Months Ended,
June 30, 2002                                                                  Combined       Consolidating        Total
                                             Parent          Guarantor      non-guarantors     adjustments      consolidated
                                          -----------       -----------      -----------       -----------      -----------

Net sales.............................    $   362,742       $         -      $    43,463       $   (25,563)     $   380,642
Cost of good sold.....................        282,621                 -           41,937           (24,333)         300,225
                                          -----------       -----------      -----------       -----------      -----------
   Gross profit.......................         80,121                 -            1,526            (1,230)          80,417
Selling, general and administration...         27,998                 7            4,685               177           32,867
                                          -----------       -----------      -----------       -----------      -----------
Operating income (loss)...............         52,123                (7)          (3,159)           (1,407)          47,550
Interest expense......................          8,121                 -            1,187               (13)           9,295
Other (income) expense................         25,936           (21,971)             (10)               67            4,022
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before income taxes,
    equity in net income of subsidiaries
    and extraordinary items...........         18,066            21,964           (4,336)           (1,461)          34,233
Income tax (expense) benefit..........         (6,482)           (8,009)           1,654                 -          (12,837)
                                          ------------      ------------     -----------       -----------      ------------
Income (loss) before equity in net income
   of subsidiaries and extraordinary items     11,584            13,955           (2,682)           (1,461)          21,396
Extraordinary loss on debt extinguishment,
   net of tax benefit of $1,216.......         (1,564)                -             (464)                -           (2,028)
Equity in net income of subsidiaries..         10,809                 -                -           (10,809)               -
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $    20,829       $    13,955      $    (3,146)      $   (12,270)     $    19,368
                                          ===========       ===========      ===========       ===========      ===========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended,
June 30, 2001                                                                  Combined       Consolidating        Total
                                             Parent          Guarantor      non-guarantors     adjustments      consolidated
                                          -----------       -----------      -----------       -----------      -----------

Net sales.............................    $   297,157       $         -      $    33,726       $   (19,158)     $   311,725
Cost of good sold.....................        251,066                 -           28,633           (19,036)         260,663
                                          -----------       -----------      -----------       -----------      -----------
   Gross profit.......................         46,091                 -            5,093              (122)          51,062
Selling, general and administration...         17,484                 7           14,300               187           31,978
                                          -----------       -----------      -----------       -----------      -----------
Operating income (loss)...............         28,607                (7)          (9,207)             (309)          19,084
Interest expense......................          8,782                 -              966              (740)           9,008
Other (income) expense................         17,309           (18,274)               -               739             (226)
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before income taxes and
   equity in net income of subsidiaries         2,516            18,267          (10,173)             (308)          10,302
Income tax (expense) benefit..........         (1,146)           (6,725)           3,905                 -           (3,966)
Equity in net income of subsidiaries..          5,275                 -                -            (5,275)               -
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $     6,645       $    11,542      $    (6,268)      $    (5,583)     $     6,336
                                          ===========       ===========      ===========       ===========      ===========



Condensed Consolidating Statements of Cash Flows (in thousands):

For the Six Months Ended
June 30, 2002                                                                                    Combined          Total
                                                              Parent           Guarantor      non-guarantors    consolidated
                                                            -----------      -----------       ------------     -----------

Net cash provided by operations......................       $    61,374      $        84       $     4,171      $    65,629
Net cash provided by (used in) investing activities..           (62,233)               -             3,036          (59,197)
Net cash used in financing activities................           (32,095)               -            (3,831)         (35,926)
                                                            -----------      -----------       ------------     -----------
Increase (decrease) in cash and cash equivalents.....           (32,954)              84             3,376          (29,494)
Cash and cash equivalents at beginning of year.......            77,407               83               751           78,241
                                                            -----------      -----------       -----------      -----------
Cash and cash equivalents at end of year.............       $    44,453      $       167       $     4,127      $    48,747
                                                            ===========      ===========       ===========      ===========

For the Six Months Ended
June 30, 2001

Net cash provided by (used in) operations............       $     4,712      $    33,435       $   (14,676)     $    23,471
Net cash used in investing activities................           (19,820)               -            (4,990)         (24,810)
Net cash provided by (used in) financing activities..            22,633          (33,440)           20,132            9,325
                                                            -----------      -----------       -----------      -----------
Increase (decrease) in cash and cash equivalents.....             7,525               (5)              466            7,986
Cash and cash equivalents at beginning of year.......             8,924               40             1,220           10,184
                                                            -----------      -----------       -----------      -----------
Cash and cash equivalents at end of year.............       $    16,449      $        35       $     1,686      $    18,170
                                                            ===========      ===========       ===========      ===========



7.   Subsequent Event

On July 29, 2002, the company announced that it had entered into a definitive agreement with Qualitech Steel SBQ LLC to purchase its special bar quality mini-mill assets located in Pittsboro, Indiana for $45 million in cash. The company plans to invest between $60 and $70 million of additional capital to convert the facility to the production of merchant and reinforcing bar products. The company plans to close the transaction within 25 days, and barring any unforeseen circumstances, anticipates that it will complete construction and start-up of the facility within twelve months after the closing of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward looking statements as a result of these risks and uncertainties, including those set forth in our Form 10-K under "Forward Looking Statements" and under "Risk Factors." You should read the following discussion in conjunction with "Selected Financial Data" set forth in our Form 10-K and our consolidated financial statements and notes appearing elsewhere in this filing.

Overview

We own and operate two state-of-the-art, low-cost mini-mills: a flat-rolled mini-mill located in Butler, Indiana, with an annual production capacity of 2.2 million tons, and a newly built structural steel and rail mini-mill located in Columbia City, Indiana, with an annual production capacity of 1.3 million tons, depending on product mix.

Our Butler mini-mill produces a broad range of high quality hot-rolled, cold-rolled and coated steel products, including a large variety of high value-added and high margin specialty products such as thinner gauge rolled products and galvanized products. We sell these products directly to end-users, intermediate steel processors and steel service centers primarily in the Midwestern United States. Our products are used in numerous industry sectors, including the automotive, construction and commercial industries. In May 2002, we announced plans to construct a low-cost, coil coating facility at our Butler mini-mill that will further increase our range of value-added capabilities. Subject to our receipt of applicable permits, we anticipate starting construction of the facility within the next several months and expect to commence coating operations in the middle of 2003. The coating facility is currently expected to have an annual production capacity of 240,000 tons and is estimated to cost between $25 and $30 million.

In May 2001, we began construction of a new state-of-the-art structural steel and rail mini-mill in Columbia City, Indiana. Our Columbia City mini-mill is designed to have an annual production capacity of 1.3 million tons and produce structural steel and rails at a higher quality and lower cost than comparable mini-mills. We expect to spend approximately $315 million to construct this mini-mill, of which $280 million has been spent as of June 30, 2002. We commenced structural steel operations in late June 2002 and we have shipped our first structural products to initial customers. We expect to ramp up these operations through regular product introductions and be fully operational by the end of 2002. In addition, we expect to commence production of rails during the first quarter of 2003. Our structural steel operation is designed to produce steel products for the construction, transportation and industrial machinery markets. Our rail manufacturing operation is designed to produce a variety of rail products for the railroad industry.

On July 29, 2002, we announced that we entered into a definitive agreement with Qualitech Steel SBQ LLC to purchase Qualitech's special bar quality mini-mill assets located in Pittsboro, Indiana. We agreed to pay $45 million for the assets and currently plan to invest between $60 and $70 million of additional capital to convert the Qualitech mini-mill to the production of between 500,000 and 600,000 annual tons of merchant and reinforcing bar products. We currently expect to close the transaction within 25 days, subject to certain conditions and approvals. In addition we currently plan to complete construction and start-up of this mini-mill within 12 months after the closing of the transaction and to begin shipping our first products during the second half of 2003. However, on Friday, August 2, 2002, Nucor Corporation filed suit against Qualitech Steel SBQ LLC seeking to enjoin Qualitech from selling its assets by reason of a prior purchase agreement. We may also be delayed in meeting our current schedule based upon other unforeseen circumstances and events outside our control.

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

Interest Expense

Interest expense consists of interest associated with our senior credit facilities and other debt agreements as described in the notes to our financial statements set forth in our Form 10K, net of capitalized interest costs that are related to construction expenditures during the construction period of capital projects.

Other (Income) Expense

Other income consists of interest income earned on our cash balances and any other non-operating income activity, including insurance proceeds from litigation efforts. Other expense consists of any non-operating costs, including permanent impairments of reported investments and settlement costs from litigation efforts.

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

Net Sales. Our net sales were $213.7 million, with total shipments of 628,000 net tons for the three months ended June 30, 2002, as compared to net sales of $157.6 million, with total shipments of 516,000 net tons for the three months ended June 30, 2001, an increase in net sales of $56.1 million, or 36%, and an increase in total shipments of 112,000 net tons, or 22%. During the second quarter of 2002, the average consolidated selling price per ton increased approximately $34, or 11%, in comparison to the same period in 2001 and increased approximately $43, or 14%, in comparison to the first quarter of 2002. We are already experiencing higher selling prices in our order backlog for the third quarter of 2002.

We sold approximately 16% and 20% of our net sales to Heidtman Steel Products, Inc (or affiliates) (Heidtman) for the three months ended June 30, 2002 and 2001, respectively.

Cost of Goods Sold. Cost of goods sold was $160.7 million for the three months ended June 30, 2002, as compared to $132.1 million for the three months ended June 30, 2001, an increase of $28.6 million, or 22%, which was primarily volume related. As a percentage of net sales, cost of goods sold represented approximately 75% and 84% for the three months ended June 30, 2002 and 2001, respectively. Steel scrap represented approximately 44% and 45% of our total cost of goods sold for the three months ended June 30, 2002 and 2001, respectively. We experienced a steady decline in scrap pricing from the second quarter of 2000 through the first quarter of 2002; however, this trend ended in the second quarter of 2002 with a slight increase in scrap prices. The average scrap cost per hot band ton produced during the second quarter of 2002 averaged $11, or 11%, more than in the first quarter of 2002 and remained flat when compared to the 2001 annual average. We experienced a narrowing of our gross margin throughout 2001 as our average sales price per ton decreased more rapidly than our average scrap cost per ton; however, during the second quarter of 2002, our gross margin strengthened as our average product pricing increased by a greater degree than our average scrap cost. We currently anticipate a further strengthening in our gross margin through the third quarter of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.8 million for the three months ended June 30, 2002, as compared to $18.2 million for the three months ended June 30, 2001, an increase of $1.6 million, or 9%. As a percentage of net sales, selling, general and administrative expenses represented approximately 9% and 12% for the three months ended June 30, 2002 and 2001, respectively. Start-up costs were $8.4 million, all of which were related to construction and production ramp-up of our structural and rail mill, for the three months ended June 30, 2002, as compared to start-up costs of $8.9 million, of which Iron Dynamics represents $7.2 million, for the three months ended June 30, 2001, a decrease of $500,000, or 6%.

Interest Expense. Interest expense was $5.0 million for the three months ended June 30, 2002, as compared to $4.2 million for the three months ended June 30, 2001, an increase of $900,000, or 21%. Gross interest expense increased 29% to $11.5 million and capitalized interest increased 112% to $6.4 million, for the three months ended June 30, 2002, as compared to the same period in 2001. Gross interest expense increased 44% for the second quarter of 2002 as compared to the first quarter of 2002 despite a 2% decrease in net debt (total debt, including other long-term contingent liabilities, less cash and cash equivalents). This increase is due to an increase in our average interest rate primarily driven by the March 26, 2002, refinancing of our capital structure, in which we introduced higher priced public debt components. Interest required to be capitalized with respect to our structural and rail mill construction also increased accordingly.

Other (Income) Expense. Other income was $131,000 and $22,000 for the three months ended June 30, 2002 and 2001, respectively, resulting in an increase of $109,000, or 495%.

Income Taxes. Our income tax provision was $10.6 million for the three months ended June 30, 2002, as compared to $1.2 million for the same period in 2001, an increase of $9.4 million. Our effective tax rate was 37.5% during 2002, as compared to 38.5% during 2001. During the fourth quarter of 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance is still outstanding at June 30, 2002.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Net Sales. Our net sales were $380.6 million, with total shipments of 1,190,000 net tons for the six months ended June 30, 2002, as compared to net sales of $311.7 million, with total shipments of 998,000 net tons for the six months ended June 30, 2001, an increase in net sales of $68.9 million, or 22%, and an increase in total shipments of 192,000 net tons, or 19%. During the first half of 2002, the average consolidated selling price per ton increased approximately $8, or 3%, in comparison to the same period in 2001 and increased approximately $14, or 5%, in comparison to the second half of 2001. We are already experiencing higher selling prices in our order backlog for the third quarter of 2002.

We sold approximately 16% and 18% of our net sales to Heidtman for the six months ended June 30, 2002 and 2001, respectively.

Cost of Goods Sold. Cost of goods sold was $300.2 million for the six months ended June 30, 2002, as compared to $260.7 million for the six months ended June 30, 2001, an increase of $39.5 million, or 15%, which was primarily volume related. As a percentage of net sales, cost of goods sold represented approximately 79% and 84% for the six months ended June 30, 2002 and 2001, respectively. Steel scrap represented approximately 43% and 44% of our total cost of goods sold for the six months ended June 30, 2002 and 2001, respectively. We experienced a steady decline in scrap pricing from the second quarter of 2000 through the first quarter of 2002; however, this trend ended in the second quarter of 2002 with a slight increase in scrap prices. The average scrap cost per hot band ton produced during the first half of 2002 averaged $4, or 3%, less than in the first half of 2001 and averaged $8, or 7% less than in the second half of 2001. We experienced a narrowing of our gross margin throughout 2001 as our average sales price per ton decreased more rapidly than our average scrap cost per ton; however, during the second half of 2002, our gross margin strengthened as our average product pricing increased by a greater degree than our average scrap cost. We currently anticipate a further strengthening in our gross margin through the third quarter of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.9 million for the six months ended June 30, 2002, as compared to $32.0 million for the six months ended June 30, 2001, an increase of $889,000, or 3%. As a percentage of net sales, selling, general and administrative expenses represented approximately 9% and 10% for the six months ended June 30, 2002 and 2001, respectively. Start-up costs were $13.0 million, all of which were related to construction and production ramp-up of our structural and rail mill, for the six months ended June 30, 2002, as compared to start-up costs of $14.0 million, of which Iron Dynamics represents $11.0 million, for the six months ended June 30, 2001, a decrease of $1.0 million, or 7%.

Interest Expense. Interest expense was $9.3 million for the six months ended June 30, 2002, as compared to $9.0 million for the six months ended June 30, 2001, an increase of $287,000 or 3%. Gross interest expense increased 6% to $19.5 million and capitalized interest increased 33% to $10.2 million, for the six months ended June 30, 2002, as compared to the same period in 2001. This increase in capitalized interest is due to an increase in our start-up assets related to the structural and rail mill for which associated interest is required to be capitalized.

Other (Income) Expense. Other expense was $4.0 million for the six months ended June 30, 2002, and other income was $226,000 for the same period in 2001, an increase in expenses of $4.2 million. During the first quarter of 2002, we recorded settlement costs in association with the Nakornthai Strip Mill Public Company Ltd. (NSM) related lawsuits. On May 6, 2002, we settled the remaining NSM-related lawsuit, which was outstanding on March 31, 2002. Accordingly, we reflected a settlement cost of $4.5 million, net of any insurance proceeds, in our financial results for the first quarter of 2002.

Income Taxes. Our income tax provision was $12.8 million, net a $1.2 million tax benefit related to our extraordinary loss on debt extinguishment, for the six months ended June 30, 2002, as compared to $4.0 million for the same period in 2001. Our effective tax rate was 37.5% during 2002, as compared to 38.5% during 2001. During the fourth quarter of 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance is still outstanding at June 30, 2002.

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

Cash Flows

For the six months ended June 30, 2002, cash provided by operating activities was $65.6 million, as compared to $23.5 million for the six months ended June 30, 2001, an increase of $42.1 million, or 180%. Cash used in investing activities, which represented capital investments, was $59.2 million and $24.8 million for the six months ended June 30, 2002 and 2001, respectively. Substantially all of our capital investment costs incurred during the first half of 2002 were utilized in construction efforts related to our structural steel and rail mill. Cash used in financing activities was $35.9 million for the six months ended June 30, 2002, as compared to cash provided by financing activities of $9.3 million for the six months ended June 30, 2001, a decrease in cash of $45.2 million. This decrease in funds due to financing activities was the result of our change in capital structure after the first quarter 2002 refinancing activities and the result of a decrease in debt associated with Iron Dynamics due to an agreement with the Iron Dynamics lenders to extinguish the debt under the Iron Dynamics credit agreement at the end of March 2002.

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

Liquidity

We believe the principal indicators of our liquidity are our cash position, remaining availability under our bank credit facilities and excess working capital. During the six months ended June 30, 2002, our cash position decreased $29.5 million to $48.7 million and our working capital position decreased $12.0 million, or 6%, to $182.1 million, as compared to December 31, 2001. As of June 30, 2002, $75.0 million under our senior secured revolving credit facility remained undrawn and available. Our ability to draw down the revolver is dependent upon continued compliance with the financial covenants and other covenants contained in the senior credit agreement.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense. At June 30, 2002, no material changes had occurred related to our interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 2001.

                            PART IIOTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On July 29, 2002, we announced that we entered into a definitive agreement with Qualitech Steel SBQ LLC to purchase Qualitech's special bar quality mini-mill assets located in Pittsboro, Indiana. We agreed to close the transaction within 25 days, subject to certain conditions and approvals. However, on August 2, 2002, Nucor Corporation filed suit against Qualitech Steel SBQ LLC in Hendricks County, Indiana Superior Court, Cause Number 32D01-0208-CT-24, seeking to enjoin Qualitech from selling its assets to us by reason of rights they allege under a prior purchase agreement. On August 6, 2002, the court entered a temporary restraining order prohibiting Qualitech from closing under our purchase agreement pending a preliminary injunction hearing scheduled for August 19, 2002. On August 7, 2002, we intervened in that lawsuit to assert our rights under our purchase agreement with Qualitech. The court has ordered accelerated discovery.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 16, 2002. Proxies were solicited for the Annual Meeting in accordance with the requirements of the Securities Exchange Act 1935. At the Annual Meeting, the following occurred:

          o With respect to Item 1 in our Proxy Statement (Election of Directors):

                                                            Shares Voted Against
                    Director            Shares Voted For         or Withheld
             -------------------------------------------------------------------

             Keith E. Busse                35,338,446             7,960,243
             Richard P. Teets, Jr.         35,844,650             7,454,039
             Mark D. Millett               35,845,035             7,453,654
             Tracy L. Shellabarger         35,310,589             7,988,100
             Leonard Rifkin                43,127,038               171,651
             John C. Bates                 43,135,368               163,321
             Naoki Hidaka                  41,796,861             1,501,828
             Dr. Jurgen Kolb               37,653,215             5,645,474
             Joseph D. Ruffolo             43,179,950               118,739
             Richard J. Freeland           42,267,401             1,031,288
             James E. Kelley               42,366,201               932,488
             Paul B. Edgerley              43,194,550               104,139

          o With respect to Item 2 in our Proxy Statement (Ratification of the Appointment of Independent Auditors) Ernst & Young LLP was approved as our independent auditors for the year 2002:

             Shares Voted For               42,333,897
             Shares Voted Against              954,412
             Abstentions                        10,380



ITEM 5.  OTHER INFORMATION

On July 29, 2002, we announced that we entered into a definitive agreement with Qualitech Steel SBQ LLC to purchase Qualitech's special bar quality mini-mill assets located in Pittsboro, Indiana. We agreed to pay $45 million for the assets and announced plans to invest between $60 and $70 million of additional capital to convert the Qualitech mini-mill to the production of between 500,000 and 600,000 annual tons of merchant and reinforcing bar products. We agreed to close the transaction within 25 days, subject to certain conditions and approvals. In addition, we also announced our plans to complete construction and start-up of this mini-mill within 12 months after the closing of the transaction and to begin shipping our first products during the second half of 2003. However, on August 2, 2002, Nucor Corporation filed suit against Qualitech Steel SBQ LLC in Hendricks County, Indiana Superior Court, seeking to enjoin Qualitech from selling its assets to us by reason of rights they allege under a prior purchase agreement. On August 6, 2002, the court entered a temporary restraining order prohibiting Qualitech from closing under our purchase agreement pending a preliminary injunction hearing scheduled for August 19, 2002. On August 7, we intervened in this lawsuit to assert our rights under our purchase agreement with Qualitech. The pendency of this litigation, including the possibility of appeals, creates uncertainties with respect to our ability to close the transaction or our ability to implement our conversion and start-up plans. We may also be limited or delayed achieving our objectives based upon other unforeseen circumstances and events beyond our control.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits -
               *99.1 Certification Pursuant to Section 906 of the
               Sarbanes--Oxley Act of 2002

          (B)  Reports on Form 8-K for the quarter ended June 30, 2002:

               Report on Form 8-K filed May 10, 2002.

--------------------------------------------------------------------------------
*Filed herewith
Items 2 and 3 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2002

                                       STEEL DYNAMICS, INC.


                                By:   /s/ TRACY L. SHELLABARGER
                                    ----------------------------------

                                                 Tracy L. Shellabarger
                                      Vice President and Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                             and Duly Authorized Officer)