Form 10-Q
period 2002-09-30
STEEL DYNAMICS INC
filed 2002-11-14
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2002

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

As of November 5, 2002, Registrant had outstanding shares of 47,556,779 Common Stock.

                              STEEL DYNAMICS, INC.
                                Table of Contents


                                            PART I. Financial Information

Item 1.   Consolidated Financial Statements:
                                                                                                                Page
                                                                                                                -----
          Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001..........         1

          Consolidated Statements of Income for the three and nine-month periods ended
            September 30, 2002 and 2001 (unaudited).......................................................         2

          Consolidated Statements of Cash Flows for the three and nine-month periods ended
            September 30, 2002 and 2001 (unaudited).......................................................         3

          Notes to Consolidated Financial Statements......................................................         4

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................................................         9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................        12

Item 4.  Controls and Procedures..........................................................................        12


                                              PART II. Other Information

Item 1.  Legal Proceedings................................................................................        13

Item 6.  Exhibits and Reports on Form 8-K.................................................................        13

         Signature........................................................................................        14

         Certifications of Principal Executive Officer and Principal Financial Officer....................        14

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                       September 30,        December 31,
                                                                                          2002                   2001
                                                                                       -----------          -----------
                                                                                       (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents ...............................................         $    24,173          $    78,241
     Accounts receivable, net ................................................              70,531               65,589
     Accounts receivable-related parties .....................................              22,122               16,290
     Inventories .............................................................             135,487              118,368
     Deferred taxes ..........................................................               6,068               24,600
     Other current assets ....................................................               3,283                9,116
                                                                                       -----------          -----------
              Total current assets ...........................................             261,664              312,204

Property, plant, and equipment, net ..........................................             935,708              852,061

Restricted cash ..............................................................               2,606                3,030

Other assets .................................................................              32,037               12,803
                                                                                       -----------          -----------
              Total assets ...................................................         $ 1,232,015          $ 1,180,098
                                                                                       ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................................         $    35,765          $    30,228
     Accounts payable-related parties ........................................              22,202               11,101
     Accrued interest ........................................................               6,208                4,052
     Other accrued expenses ..................................................              40,860               26,697
     Current maturities of long-term debt ....................................              27,576               46,033
                                                                                       -----------          -----------
              Total current liabilities ......................................             132,611              118,111

Long-term debt, less current maturities ......................................             522,162              553,891

Deferred taxes ...............................................................              58,350               62,765

Minority interest ............................................................               4,806                4,769

Other long-term contingent liabilities .......................................              21,987               21,987

Commitments and contingencies

Stockholders' equity:
     Common stock voting, $.01 par value; 100,000,000 shares authorized;
         49,941,251 and 49,586,473 shares issued; and 47,555,337 and
         45,743,473 shares outstanding, as of September 30, 2002 and
         December 31, 2001, respectively .....................................                 499                  495
     Treasury stock, at cost; 2,385,914 and 3,843,000 shares, at
         September 30, 2002 and December 31, 2001, respectively ..............             (28,889)             (46,526)
     Additional paid-in capital ..............................................             346,849              337,733
     Retained earnings .......................................................             180,728              132,229
     Other accumulated comprehensive loss ....................................              (7,088)              (5,356)
                                                                                       -----------          -----------
              Total stockholders' equity .....................................             492,099              418,575
                                                                                       -----------          -----------
              Total liabilities and stockholders' equity .....................         $ 1,232,015          $ 1,180,098
                                                                                       ===========          ===========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                                        Three Months Ended               Nine Months Ended
                                                                            September 30,                  September 30,
                                                                     --------------------------       --------------------------
                                                                        2002             2001            2002             2001
                                                                     ---------        ---------       ---------        ---------

Net Sales:
     Unrelated parties .......................................       $ 203,137        $ 129,227       $ 521,848        $ 384,781
     Related parties .........................................          37,560           27,580          99,491           83,751
                                                                     ---------        ---------       ---------        ---------
         Total net sales .....................................         240,697          156,807         621,339          468,532

Cost of goods sold ...........................................         167,942          134,888         468,167          395,551
                                                                     ---------        ---------       ---------        ---------
Gross profit .................................................          72,755           21,919         153,172           72,981

Selling, general and administrative expenses .................          15,679           12,821          48,546           44,799
                                                                     ---------        ---------       ---------        ---------
     Operating income ........................................          57,076            9,098         104,626           28,182

Interest expense .............................................          10,580            5,201          19,875           14,209
Other (income) expense .......................................            (113)             446           3,909              220
                                                                     ---------        ---------       ---------        ---------
     Income before income taxes and extraordinary item .......          46,609            3,451          80,842           13,753
Income taxes .................................................          17,478            1,329          30,315            5,295
                                                                     ---------        ---------       ---------        ---------
     Income before extraordinary item ........................          29,131            2,122          50,527            8,458
Extraordinary loss on debt extinguishment,
     net of tax benefit of $1,216 ............................              --               --           2,028               --
                                                                     ---------        ---------       ---------        ---------

Net income ...................................................       $  29,131        $   2,122       $  48,499        $   8,458
                                                                     =========        =========       =========        =========



Basic earnings per share:
     Income before extraordinary item ........................       $    0.61        $    0.05       $    1.07        $    0.19
     Extraordinary loss on debt extinguishment ...............              --               --           (0.04)              --
                                                                     ---------        ---------       ---------        ---------
     Net income ..............................................       $    0.61        $    0.05       $    1.03             0.19
                                                                     =========        =========       =========        =========

Weighted average number of shares outstanding ................          47,545           45,723          47,005           45,626
                                                                     =========        =========       =========        =========

Diluted earnings per share:
     Income before extraordinary item ........................       $    0.61        $    0.05       $    1.07        $    0.19
     Extraordinary loss on debt extinguishment ...............              --               --           (0.05)              --
                                                                     ---------        ---------       ---------        ---------
     Net income ..............................................       $    0.61        $    0.05       $    1.02        $    0.19
                                                                     =========        =========       =========        =========
Weighted average number of shares and share
     equivalents outstanding .................................          47,854           45,929          47,354           45,842
                                                                     =========        =========       =========        =========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            Three Months Ended            Nine Months ended
                                                                                September 30,                September 30,
                                                                         ------------------------      ------------------------
                                                                           2002           2001           2002           2001
                                                                         ---------      ---------      ---------      ---------
Operating activities:
     Net income ....................................................     $  29,131      $   2,122      $  48,499      $   8,458
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Extraordinary loss on debt extinguishment .................            --             --          3,244             --
         Depreciation and amortization .............................        15,716         11,766         43,796         35,605
         Deferred income taxes .....................................         7,427         (1,784)        14,118         (2,097)
         Minority interest .........................................          (193)           311             37            861
         Changes in certain assets and liabilities:
              Accounts receivable ..................................        (3,031)         6,706        (10,774)         5,495
              Inventories ..........................................       (20,731)          (522)       (17,118)        (7,502)
              Other assets .........................................         1,510         11,197         (3,783)         1,543
              Accounts payable .....................................        12,396             64         16,638         15,466
              Accrued expenses .....................................         1,289            (72)        14,486         (4,588)
                                                                         ---------      ---------      ---------      ---------
         Net cash provided by operating activities .................        43,514         29,788        109,143         53,241
                                                                         ---------      ---------      ---------      ---------

Net cash used in investing activity:
     Purchases of property, plant, and equipment ...................       (65,890)       (27,307)      (125,087)       (52,099)

Financing activities:
     Issuance of long-term debt ....................................         8,298         11,483        494,213         99,802
     Repayments of long-term debt ..................................       (10,235)       (17,629)      (522,399)       (98,066)
     Issuance of common stock, net of expenses and proceeds
       and tax benefits from exercise of stock options .............           549            298          4,757          1,741
     Debt issuance costs ...........................................          (810)            --        (14,695)            --
                                                                         ---------      ---------      ---------      ---------
         Net cash provided by (used in) financing activities .......        (2,198)        (5,848)       (38,124)         3,477
                                                                         ---------      ---------      ---------      ---------

Increase (decrease) in cash and cash equivalents ...................       (24,574)        (3,367)       (54,068)         4,619
Cash and cash equivalents at beginning of period ...................        48,747         18,170         78,241         10,184
                                                                         ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period .........................     $  24,173      $  14,803      $  24,173      $  14,803
                                                                         =========      =========      =========      =========



Supplemental disclosure of cash flow information:
     Cash paid for interest ........................................     $  15,691      $   8,781      $  27,920      $  27,087
                                                                         =========      =========      =========      =========
     Cash paid for federal and state income taxes ..................     $   2,647      $     785      $   6,882      $   4,398
                                                                         =========      =========      =========      =========
     Issuance of common stock from treasury to
       extinguish portion of long-term debt ........................     $      --      $      --      $  22,000      $      --
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

2. Inventories

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventories consisted of the following (in thousands):


                                September 30,    December 31,
                                     2002            2001
                                -------------    ------------

Raw Materials ...........         $ 51,477         $ 44,807
Supplies ................           50,104           42,258
Work-in-progress ........           12,140            8,512
Finished Goods ..........           21,766           22,791
                                  --------         --------
                                  $135,487         $118,368
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

                                                                  Three Months Ended           Nine Months Ended
                                                                 --------------------        --------------------
                                                                   2002          2001          2002          2001
                                                                 ------        ------        ------        ------
Basic weighted average common shares outstanding ........        47,545        45,723        47,005        45,626
Dilutive effect of stock options ........................           309           206           349           216
                                                                 ------        ------        ------        ------
Diluted weighted average common shares
   and share equivalents outstanding ....................        47,854        45,929        47,354        45,842
                                                                 ======        ======        ======        ======

4. Comprehensive Income

The following table presents the company's components of comprehensive income
(loss), net of related tax, for the three and nine-month periods ended September 30 (in thousands):

                                                                    Three Months Ended                Nine Months Ended
                                                                -------------------------         -------------------------
                                                                  2002             2001             2002             2001
                                                                --------         --------         --------         --------
Net income available to common shareholders ............        $ 29,131         $  2,122         $ 48,499         $  8,458
     Cumulative effect of an accounting change .........              --               --               --           (2,468)
     Unrealized loss on derivative instrument ..........            (966)          (2,752)          (1,548)          (3,726)
                                                                --------         --------         --------         --------
Comprehensive income (loss) ............................        $ 28,165         $   (630)        $ 46,951         $  2,264
                                                                ========         ========         ========         ========


The company realized no net gain or loss from hedging activities during the three month period ended September 30, 2002 and realized a gain of approximately $45,000 for the nine-month period ended September 30, 2002, which resulted in a net effect of zero for the period since inception of the hedge. The company realized a gain of approximately $41,000 for the three-month period ended September 30, 2001, which resulted in a net effect of zero for the nine months ended September 30, 2001.

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

The company's operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company's steel operations include sales to non-U.S. companies of $2.7 and $2.0 million for the three months ended September 30, 2002 and 2001 and $6.7 million and $5.1 million for the nine months ended September 30, 2002 and 2001, respectively. Segment results for the three and nine-month periods ended September 30 are as follows (in thousands):

                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                               --------------------------------          --------------------------------
                                                   2002                 2001                 2002                 2001
                                               -----------          -----------          -----------          -----------
STEEL OPERATIONS
Net sales
     External                                  $   221,312          $   137,374          $   558,816          $   420,709
     Other segments                                 12,710               10,251               37,947               24,072
Operating income                                    63,311               12,288              120,737               48,877
Assets                                           1,021,477              870,087            1,021,477              870,087
                                               -----------          -----------          -----------          -----------

STEEL SCRAP SUBSTITUTE OPERATIONS
Net sales
     External                                  $        --          $        --          $        --          $        --
     Other segments                                     --                   --                   --                4,660
Operating loss                                      (2,271)              (2,046)              (7,086)             (11,440)
Assets                                             151,404              155,106              151,404              155,106
                                               -----------          -----------          -----------          -----------
ALL OTHER
Net sales
     External                                  $    19,385          $    19,433          $    62,523          $    47,823
     Other segments                                    162                   18                  488                  696
Operating loss                                      (4,293)                (871)              (7,948)              (8,348)
Assets                                             160,150              149,745              160,150              149,745
                                               -----------          -----------          -----------          -----------
ELIMINATIONS
Net sales
     External                                  $        --          $        --          $        --          $        --
     Other segments                                (12,872)             (10,269)             (38,435)             (29,428)
Operating income (loss)                                329                 (273)              (1,077)                (907)
Assets                                            (101,016)             (86,465)            (101,016)             (86,465)
                                               -----------          -----------          -----------          -----------
CONSOLIDATED
Net sales                                      $   240,697          $   156,807          $   621,339          $   468,532
Operating income                                    57,076                9,098              104,626               28,182
Assets                                           1,232,015            1,088,473            1,232,015            1,088,473
                                               ===========          ===========          ===========          ===========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Condensed Consolidating Information

Certain 100% owned subsidiaries of SDI, one of which was incorporated in 2000 and the others in 2002 have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $200.0 million of Senior Notes in March 2002 and due 2009. Set forth below are condensed consolidating financial statements of the company, including the guarantors. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and
(iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the company and the company's Report on Form 10-K for the year ended December 31, 2001.

Condensed Consolidating Balance Sheets (in thousands):


                                                                                     COMBINED     CONSOLIDATING      TOTAL
AS OF SEPTEMBER 30, 2002                                 PARENT      GUARANTORS   NON-GUARANTORS   ADJUSTMENTS    CONSOLIDATED
                                                      -----------    -----------  --------------  -------------   ------------
Cash ..............................................   $    19,549    $       214    $     4,410    $        --    $    24,173
Accounts receivable ...............................        91,975             --         10,576         (9,898)        92,653
Inventories .......................................       119,315             --         17,415         (1,243)       135,487
Other current assets ..............................         9,589             --             38           (276)         9,351
                                                      -----------    -----------    -----------    -----------    -----------
   Total current assets ...........................       240,428            214         32,439        (11,417)       261,664
Property, plant and equipment, net ................       750,943         45,408        139,463           (106)       935,708
Other assets ......................................       199,376         43,713            257       (208,703)        34,643
                                                      -----------    -----------    -----------    -----------    -----------
   Total assets ...................................   $ 1,190,747    $    89,335    $   172,159    $  (220,226)   $ 1,232,015
                                                      ===========    ===========    ===========    ===========    ===========

Accounts payable ..................................   $    43,013    $    13,286    $    11,565    $    (9,897)   $    57,967
Accrued expenses ..................................        44,271            125          2,734            (62)        47,068
Current maturities of long-term debt ..............        11,592             --         16,002            (18)        27,576
                                                      -----------    -----------    -----------    -----------    -----------
   Total current liabilities ......................        98,876         13,411         30,301         (9,977)       132,611
Other liabilities .................................        81,307             --           (838)          (132)        80,337
Long-term debt ....................................       516,353             --          8,506         (2,697)       522,162
Minority interest .................................           629             --             --          4,177          4,806

Common stock ......................................           499         45,332        172,164       (217,496)           499
Treasury stock ....................................       (28,889)            --             --             --        (28,889)
Additional paid in capital ........................       346,849             16             --            (16)       346,849
Retained earnings .................................       182,027         30,576        (37,790)         5,915        180,728
Other accumulated comprehensive loss ..............        (6,904)            --           (184)            --         (7,088)
                                                      -----------    -----------    -----------    -----------    -----------
   Total stockholders' equity .....................       493,582         75,924        134,190       (211,597)       492,099
                                                      -----------    -----------    -----------    -----------    -----------
   Total liabilities and stockholders' equity .....   $ 1,190,747    $    89,335    $   172,159    $  (220,226)   $ 1,232,015
                                                      ===========    ===========    ===========    ===========    ===========


AS OF DECEMBER 31, 2001
Cash ..............................................   $    77,407    $        83    $       751    $        --    $    78,241
Accounts receivable ...............................        78,461             --         10,375         (6,957)        81,879
Inventories .......................................       100,709             --         17,680            (21)       118,368
Other current assets ..............................        32,973            (16)         1,095           (336)        33,716
                                                      -----------    -----------    -----------    -----------    -----------
   Total current assets ...........................       289,550             67         29,901         (7,314)       312,204
Property, plant and equipment, net ................       703,896             --        148,270           (105)       852,061
Other assets ......................................        90,044          7,822          1,405        (83,438)        15,833
                                                      -----------    -----------    -----------    -----------    -----------
   Total assets ...................................   $ 1,083,490    $     7,889    $   179,576    $   (90,857)   $ 1,180,098
                                                      ===========    ===========    ===========    ===========    ===========

Accounts payable ..................................   $    40,081    $         1    $     8,204    $    (6,957)   $    41,329
Accrued expenses ..................................        28,165             --          2,585             (1)        30,749
Current maturities of long-term debt ..............         2,337             --         43,696             --         46,033
                                                      -----------    -----------    -----------    -----------    -----------
   Total current liabilities ......................        70,583              1         54,485         (6,958)       118,111
Other liabilities .................................        61,308             --          2,728         20,716         84,752
Long-term debt ....................................       532,350             --         21,876           (335)       553,891
Minority interest .................................           639             --             --          4,130          4,769

Common stock ......................................           495              1        133,351       (133,352)           495
Treasury stock ....................................       (46,526)            --             --             --        (46,526)
Additional paid in capital ........................       337,733             16             --            (16)       337,733
Retained earnings .................................       132,264          7,871        (32,864)        24,958        132,229
Other accumulated comprehensive loss ..............        (5,356)            --             --             --         (5,356)
                                                      -----------    -----------    -----------    -----------    -----------
   Total stockholders' equity .....................       418,610          7,888        100,487       (108,410)       418,575
                                                      -----------    -----------    -----------    -----------    -----------
   Total liabilities and stockholders' equity .....   $1,083,490$          7,889    $   179,576    $   (90,857)   $ 1,180,098
                                                      ===========    ===========    ===========    ===========    ===========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income (in thousands):

FOR THE THREE MONTHS ENDED,
SEPTEMBER 30, 2002
                                                                                        COMBINED     CONSOLIDATING     TOTAL
                                                           PARENT       GUARANTORS   NON-GUARANTORS   ADJUSTMENTS   CONSOLIDATED
                                                         ---------      ----------   --------------  -------------  ------------

Net sales ..........................................     $ 234,022      $      --      $  19,547      $ (12,872)     $ 240,697
Cost of good sold ..................................       161,246             --         19,576        (12,880)       167,942
                                                         ---------      ---------      ---------      ---------      ---------
   Gross profit ....................................        72,776             --            (29)             8         72,755
Selling, general and administration ................        13,518             97          2,385           (321)        15,679
                                                         ---------      ---------      ---------      ---------      ---------
Operating income (loss) ............................        59,258            (97)        (2,414)           329         57,076
Interest expense ...................................        10,209             --            440            (69)        10,580
Other (income) expense .............................        13,883        (14,092)            (7)           103           (113)
                                                         ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes and
     equity in net loss of subsidiaries ............        35,166         13,995         (2,847)           295         46,609
   Income tax (expense) benefit ....................       (13,298)        (5,248)         1,068             --         17,478
   Equity in net income of subsidiaries ............         7,017             --             --         (7,017)            --
                                                         ---------      ---------      ---------      ---------      ---------

Net income (loss) ..................................     $  28,885      $   8,747      $  (1,779)     $  (6,722)     $  29,131
                                                         =========      =========      =========      =========      =========


FOR THE THREE MONTHS ENDED,
SEPTEMBER 30, 2001

Net sales ..........................................     $ 147,624      $      --      $  19,452      $ (10,269)     $ 156,809
Cost of good sold ..................................       127,087             --         18,080        (10,279)       134,888
                                                         ---------      ---------      ---------      ---------      ---------
   Gross profit ....................................        20,537             --          1,372             10         21,919
Selling, general and administration ................        10,061              5          2,472            283         12,821
                                                         ---------      ---------      ---------      ---------      ---------
Operating income (loss) ............................        10,476             (5)        (1,100)          (273)         9,098
Interest expense ...................................         3,727             --          2,036           (562)         5,201
Other (income) expense .............................         9,066         (9,172)            (9)           562            447
                                                         ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes and
     equity in net loss of subsidiaries ............        (2,317)         9,167         (3,127)          (273)         3,450
   Income tax (expense) benefit ....................           997         (3,529)         1,204             --         (1,328)
   Equity in net income of subsidiaries ............         3,715             --             --         (3,715)            --
                                                         ---------      ---------      ---------      ---------      ---------
Net income (loss) ..................................     $   2,395      $   5,638      $  (1,923)     $  (3,988)     $   2,122
                                                         =========      =========      =========      =========      =========

Condensed Consolidating Statement of Income (in thousands):

FOR THE NINE MONTHS ENDED,
SEPTEMBER 30, 2002
                                                                                       COMBINED    CONSOLIDATING     TOTAL
                                                           PARENT      GUARANTORS   NON-GUARANTORS   ADJUSTMENTS   CONSOLIDATED
                                                         ---------      ----------   --------------  -------------  ------------

Net sales ..........................................     $ 596,764      $      --      $  63,010      $ (38,435)     $ 621,339
Cost of good sold ..................................       443,867             --         61,513        (37,213)       468,167
                                                         ---------      ---------      ---------      ---------      ---------
   Gross profit ....................................       152,897             --          1,497         (1,222)       153,172
Selling, general and administration ................        41,516            104          7,070           (144)        48,546
                                                         ---------      ---------      ---------      ---------      ---------
Operating income (loss) ............................       111,381           (104)        (5,573)        (1,078)       104,626
Interest expense ...................................        18,330             --          1,627            (82)        19,875
Other (income) expense .............................        39,819        (36,063)           (17)           170          3,909
                                                         ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes,
    equity in net income of subsidiaries
    and extraordinary items ........................        53,232         35,959         (7,183)        (1,166)        80,842
Income tax (expense) benefit .......................       (19,780)       (13,257)         2,722             --        (30,315)
                                                         ---------      ---------      ---------      ---------      ---------
Income (loss) before equity in net income
   of subsidiaries and extraordinary items .........        33,452         22,702         (4,461)        (1,166)        50,527
Extraordinary loss on debt extinguishment,
   net of tax benefit of $1,216 ....................        (1,564)            --         (464,)             --         (2,028)
Equity in net income of subsidiaries ...............        17,826             --             --        (17,826)            --
                                                         ---------      ---------      ---------      ---------      ---------
Net income (loss) ..................................     $  49,714      $  22,702      $  (4,925)     $ (18,992)     $  48,499
                                                         =========      =========      =========      =========      =========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001
                                                                                   COMBINED      CONSOLIDATING    TOTAL
                                                       PARENT       GUARANTORS   NON-GUARANTORS   ADJUSTMENTS   CONSOLIDATED
                                                      ---------     ----------   --------------  -------------  ------------

Net sales .......................................     $ 444,782     $      --      $  53,178      $ (29,427)     $ 468,533
Cost of good sold ...............................       378,153            --         46,713        (29,315)       395,551
                                                      ---------     ---------      ---------      ---------      ---------
   Gross profit .................................        66,629            --          6,465           (112)        72,982
Selling, general and administration .............        27,546            12         16,772            470         44,800
                                                      ---------     ---------      ---------      ---------      ---------
Operating income (loss) .........................        39,083           (12)        10,307           (582)        28,182
Interest expense ................................        12,509            --          3,002         (1,302)        14,209
Other (income) expense ..........................        26,375       (27,446)            (9)         1,301            221
                                                      ---------     ---------      ---------      ---------      ---------
Income (loss) before income taxes and
   equity in net income of subsidiaries .........           199        27,434        (13,300)          (581)        13,752
Income tax (expense) benefit ....................           149       (10,254)         5,109             --         (5,294)
Equity in net income of subsidiaries ............         8,990            --             --         (8,990)            --
                                                      ---------     ---------      ---------      ---------      ---------
Net income (loss) ...............................     $   9,040     $  17,180      $  (8,191)     $  (9,571)     $   8,458
                                                      =========     =========      =========      =========      =========



Condensed Consolidating Statements of Cash Flows (in thousands):

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002                                                                                    COMBINED           TOTAL
                                                                      PARENT         GUARANTORS    NON-GUARANTORS     CONSOLIDATED
                                                                    ---------        ----------    --------------     ------------

Net cash provided by operations .............................       $ 106,436        $     131        $   2,576        $ 109,143
Net cash provided by (used in) investing activities .........        (129,069)              --            3,982         (125,087)
Net cash used in financing activities .......................         (35,225)              --           (2,899)         (38,124)
                                                                    ---------        ---------        ---------        ---------
Increase (decrease) in cash and cash equivalents ............         (57,858)             131            3,659          (54,068)
Cash and cash equivalents at beginning of year ..............          77,407               83              751           78,241
                                                                    ---------        ---------        ---------        ---------
Cash and cash equivalents at end of year ....................       $  19,549        $     214        $   4,410        $  24,173
                                                                    =========        =========        =========        =========

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001

Net cash provided by (used in) operations ...................       $  40,243        $  33,492        $ (20,494)       $  53,241
Net cash used in investing activities .......................         (46,195)              --           (5,904)         (52,099)
Net cash provided by (used in) financing activities .........          11,028          (33,440)          25,889            3,477
                                                                    ---------        ---------        ---------        ---------
Increase (decrease) in cash and cash equivalents ............           5,076               52             (509)           4,619
Cash and cash equivalents at beginning of year ..............           8,924               40            1,220           10,184
                                                                    ---------        ---------        ---------        ---------
Cash and cash equivalents at end of year ....................       $  14,000        $      92        $     711        $  14,803
                                                                    =========        =========        =========        =========



7. Pittsboro, Indiana Acquisition

On July 29, 2002, the company announced that it entered into a definitive agreement with Qualitech Steel SBQ LLC to purchase Qualitech's special bar quality mini-mill assets located in Pittsboro, Indiana. The company agreed to pay $45 million for the assets and announced plans to invest between $60 and $70 million of additional capital to convert the Qualitech mini-mill to the production of between 500,000 and 600,000 annual tons of merchant and reinforcing bar products. The company agreed to close the transaction within 25 days, subject to certain conditions and approvals. However, on August 2, 2002, Nucor Corporation filed suit against Qualitech Steel SBQ LLC in Hendricks County, Indiana Superior Court, seeking to enjoin Qualitech from selling its assets to the company by reason of rights they allege under a prior purchase agreement. On August 6, 2002, the court entered a temporary restraining order prohibiting Qualitech from closing under the company's purchase agreement pending a preliminary injunction hearing scheduled for August 19, 2002. On August 7, 2002, the company intervened in this lawsuit to assert its rights under its purchase agreement with Qualitech. On August 19, 2002, after the conclusion of evidence at the preliminary injunction hearing, the Hendricks County, Indiana Superior Court ruled that Nucor "has little, if any, chance of prevailing at a trial based upon the evidence presented" and denied Nucor's injunction request. On August 20, 2002, Nucor filed a notice of appeal to the Indiana Court of Appeals, and the appeal is currently pending. On September 6, 2002, the company closed the purchase and acquired the asset, not withstanding the pendency for the litigation. Discovery is continuing and the court has set a date of January 13, 2003, for a trial on the merits.

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

OVERVIEW

We own and operate two state-of-the-art, low-cost mini-mills: a flat-rolled mini-mill located in Butler, Indiana, with an estimated annual production capacity of 2.2 million tons, and a newly built structural steel and rail mini-mill located in Columbia City, Indiana, with an annual production capacity of 1.3 million tons, depending on product mix. We are currently operating our Butler mini-mill at an annualized capacity of 2.4 million tons to meet current market demand; however, we may not be able to sustain this elevated production level through the remainder of the year.

Our Butler mini-mill produces a broad range of high quality hot-rolled, cold-rolled and coated steel products, including a large variety of high value-added and high margin specialty products such as thinner gauge rolled products and galvanized products. We sell these products directly to end-users, intermediate steel processors and steel service centers primarily in the Midwestern United States. Our products are used in numerous industry sectors, including the automotive, construction and commercial industries. In May 2002, we announced plans to construct a low-cost, coil coating facility at our Butler mini-mill that will further increase our range of value-added capabilities. We have started construction of the facility and expect to commence coating operations in the middle of 2003. The coating facility is currently expected to have an annual production capacity of 240,000 tons and is estimated to cost between $25 and $30 million.

In May 2001, we began construction of a new state-of-the-art structural steel and rail mini-mill in Columbia City, Indiana. Our Columbia City mini-mill is designed to have an annual production capacity of up to 1.3 million tons and produce structural steel and rails at a higher quality and lower cost than comparable mills. We expect to spend approximately $315 million to construct this mini-mill, of which approximately $298 million has been spent as of September 30, 2002. We commenced structural steel operations and shipped our first structural products to initial customers in late June 2002. We expect to ramp up these operations through regular product introductions and be fully operational by the first quarter 2003. In addition, we expect to commence production of standard rail during the first quarter of 2003 and premium rail during the second quarter of 2003. Our structural steel operation is designed to produce steel products for the construction, transportation and industrial machinery markets. Our rail manufacturing operation is designed to produce a variety of rail products for the railroad industry.


On July 29, 2002, the company announced that it entered into a definitive agreement with Qualitech Steel SBQ LLC to purchase Qualitech's special bar quality mini-mill assets located in Pittsboro, Indiana. The company agreed to pay $45 million for the assets and announced plans to invest between $60 and $70 million of additional capital to convert the Qualitech mini-mill to the production of between 500,000 and 600,000 annual tons of merchant and reinforcing bar products. The company agreed to close the transaction within 25 days, subject to certain conditions and approvals. However, on August 2, 2002, Nucor Corporation filed suit against Qualitech Steel SBQ LLC in Hendricks County, Indiana Superior Court, seeking to enjoin Qualitech from selling its assets to the company by reason of rights they allege under a prior purchase agreement. On August 6, 2002, the court entered a temporary restraining order prohibiting Qualitech from closing under the company's purchase agreement pending a preliminary injunction hearing scheduled for August 19, 2002. On August 7, 2002, the company intervened in this lawsuit to assert its rights under its purchase agreement with Qualitech. On August 19, 2002, after the conclusion of evidence at the preliminary injunction hearing, the Hendricks County, Indiana Superior Court ruled that Nucor "has little, if any, chance of prevailing at a trial based upon the evidence presented" and denied Nucor's injunction request. On August 20, 2002, Nucor filed a notice of appeal to the Indiana Court of Appeals, and the appeal is currently pending. On September 6, 2002, the company closed the purchase and acquired the asset, not withstanding the pendency for the litigation. Discovery is continuing and the court has set a date of January 13, 2003, for a trial on the merits.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales. Our net sales were $240.7 million, with total shipments of 598,000 net tons for the three months ended September 30, 2002, as compared to net sales of $156.8 million, with total shipments of 500,000 net tons for the three months ended September 30, 2001, an increase in net sales of $83.9 million, or 53%, and an increase in total shipments of 98,000 net tons, or 20%. During the third quarter of 2002, the average consolidated selling price per ton increased approximately $89, or 28%, in comparison to the same period in 2001 and increased approximately $63, or 19%, in comparison to the second quarter of 2002. We are currently experiencing similar selling prices in our order backlog for the fourth quarter of 2002.

We sold approximately 16% and 17% of our net sales to Heidtman Steel Products, Inc (or affiliates) (Heidtman) for the three months ended September 30, 2002 and 2001, respectively.

Cost of Goods Sold. Cost of goods sold was $167.9 million for the three months ended September 30, 2002, as compared to $134.9 million for the three months ended September 30, 2001, an increase of $33.0 million, or 25%, which was primarily volume related. As a percentage of net sales, cost of goods sold represented approximately 70% and 86% for the three months ended September 30, 2002 and 2001, respectively. During the third quarter, this reduction in cost of goods sold as a percentage of net sales is primarily the direct result of operating efficiencies derived from increased production levels. Steel scrap represented approximately 51% and 46% of our total cost of goods sold for the three months ended September 30, 2002 and 2001, respectively. We experienced a steady decline in scrap pricing from the second quarter of 2000 through the first quarter of 2002; however, this downward trend ended in the second quarter of 2002. The average scrap cost per hot band ton produced during the third quarter of 2002 averaged $29, or 29%, more than in the first quarter of 2002 and averaged $14, or 11%, more than the third quarter of 2001. We experienced a narrowing of our gross margin throughout 2001 as our average sales price per ton decreased more rapidly than our average scrap cost per ton; however, during the second quarter of 2002, our gross margin strengthened as our average product pricing increased by a greater degree than our average scrap cost. Our gross margin continued to strengthen during the third quarter of 2002 as scrap pricing remained competitive and as we realized greater efficiencies through increased production.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.7 million for the three months ended September 30, 2002, as compared to $12.8 million for the three months ended September 30, 2001, an increase of $2.9 million, or 22%. This increase is primarily the result of increased performance-related employee incentive programs. As a percentage of net sales, selling, general and administrative expenses represented approximately 7% and 8% for the three months ended September 30, 2002 and 2001, respectively. During the three months ended September 30, 2002, we did not incur start-up expenses classified as selling, general and administrative costs. The costs related to the production ramp-up at our structural and rail mill were recorded within cost of goods sold, as compared to start-up costs of $2.4 million for the three months ended September 30, 2001, which were recorded as part of selling, general and administrative costs.

Interest Expense. Interest expense was $10.6 million for the three months ended September 30, 2002, as compared to $5.2 million for the three months ended September 30, 2001, an increase of $5.4 million, or 103%. Gross interest expense increased 33% to $11.1 million and capitalized interest decreased 83% to $541,000, for the three months ended September 30, 2002, as compared to the same period in 2001. This decrease resulted from the reduction of interest required to be capitalized with respect to our structural and rail mill since construction was substantially complete at June 30, 2002.

Other (Income) Expense. Other income was $113,000 and other expense was $446,000 for the three months ended September 30, 2002 and 2001, respectively, resulting in an increase to income of $559,000, or 125%.

Income Taxes. Our income tax provision was $17.5 million for the three months ended September 30, 2002, as compared to $1.3 million for the same period in 2001, an increase of $16.2 million. Our effective tax rate was 37.5% during 2002, as compared to 38.5% during 2001. During the fourth quarter of 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance is still outstanding at September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales. Our net sales were $621.3 million, with total shipments of 1,788,000 net tons for the nine months ended September 30, 2002, as compared to net sales of $468.5 million, with total shipments of 1,498,000 net tons for the nine months ended September 30, 2001, an increase in net sales of $152.8 million, or 33%, and an increase in total shipments of 290,000 net tons, or 19%. During the first nine months of 2002, the average consolidated selling price per ton increased approximately $35, or 11%, in comparison to the same period in 2001. We sold approximately 16% and 18% of our net sales to Heidtman for the nine months ended September 30, 2002 and 2001, respectively.

Cost of Goods Sold. Cost of goods sold was $468.2 million for the nine months ended September 30, 2002, as compared to $395.6 million for the nine months ended September 30, 2001, an increase of $72.6 million, or 18%, which was primarily volume related. As a percentage of net sales, cost of goods sold represented approximately 75% and 84% for the nine months ended September 30, 2002 and 2001, respectively. Steel scrap represented approximately 46% and 45% of our total cost of goods sold for the nine months ended September 30, 2002 and 2001, respectively. We experienced a steady decline in scrap pricing from the second quarter of 2000 through the first quarter of 2002; however, this downward trend ended in the second quarter of 2002. The average scrap cost per hot band ton produced during the first nine months of 2002 averaged $2, or 2%, more than in the same period of 2001. We experienced a narrowing of our gross margin throughout 2001 as our average sales price per ton decreased more rapidly than our average scrap cost per ton; however, during the second quarter of 2002, our gross margin strengthened as our average product pricing increased by a greater degree than our average scrap cost. Our gross margin continued to strengthen during the third quarter of 2002 as scrap pricing remained competitive and as we realized greater efficiencies through increased production.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $48.5 million for the nine months ended September 30, 2002, as compared to $44.8 million for the nine months ended September 30, 2001, an increase of $3.7 million, or 8%. This increase is primarily the result of increased performance-related employee incentive programs. As a percentage of net sales, selling, general and administrative expenses represented approximately 8% and 10% for the nine months ended September 30, 2002 and 2001, respectively. Start-up costs were $13.0 million, all of which were related to construction and production ramp-up of our structural and rail mill, for the nine months ended September 30, 2002, as compared to start-up costs of $16.4 million, of which Iron Dynamics represents $11.0 million, for the nine months ended September 30, 2001, a decrease of $3.4 million, or 21%.

Interest Expense. Interest expense was $19.9 million for the nine months ended September 30, 2002, as compared to $14.2 million for the nine months ended September 30, 2001, an increase of $5.7 million, or 40%. Gross interest expense increased 15% to $30.6 million and capitalized interest decreased 1% to $10.7 million, for the nine months ended September 30, 2002, as compared to the same period in 2001. This decrease resulted from the reduction of interest required to be capitalized with respect to our structural and rail mill since construction was substantially complete at June 30, 2002. The 15% increase in our year to date gross interest expense despite a less than 1% increase in net debt (total debt, including other long-term contingent liabilities, less cash and cash equivalents) was due to an increase in our average interest rate primarily driven by the March 26, 2002, refinancing of our capital structure, in which we introduced higher priced public debt components

Other (Income) Expense. Other expense was $3.9 million for the nine months ended September 30, 2002, as compared to $220,000 for the nine months ended September 30, 2001, an increase of $3.7 million. During the first quarter of 2002, we recorded settlement costs in association with the Nakornthai Strip Mill Public Company Ltd. (NSM) related lawsuits. On May 6, 2002, we settled the remaining NSM-related lawsuit, which was outstanding on March 31, 2002. Accordingly, we reflected a settlement cost of $4.5 million, net of any insurance proceeds, in our financial results for the first quarter of 2002.

Income Taxes. Our income tax provision was $30.3 million, net of a $1.2 million tax benefit related to our extraordinary loss on debt extinguishment, for the nine months ended September 30, 2002, as compared to $5.3 million for the same period in 2001. Our effective tax rate was 37.5% during 2002, as compared to 38.5% during 2001. During the fourth quarter of 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance is still outstanding at September 30, 2002.

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

CASH FLOWS

For the nine months ended September 30, 2002, cash provided by operating activities was $109.1 million, as compared to $53.2 million for the nine months ended September 30, 2001, an increase of $55.9 million, or 105%. Cash used in investing activities, which represented capital investments, was $125.1 million and $52.1 million for the nine months ended September 30, 2002 and 2001, respectively. Approximately 63% of our capital investment costs incurred during the first nine months of 2002 were utilized in construction efforts related to our structural steel and rail mill and substantially all of the remaining costs incurred related to our third quarter purchase of the steel producing assets located in Pittsboro, Indiana. Cash used in financing activities was $38.1 million for the nine months ended September 30, 2002, as compared to cash provided by financing activities of $3.5 million for the nine months ended September 30, 2001. This decrease in funds due to financing activities was the result of our change in capital structure after the first quarter 2002 refinancing activities and the result of a decrease in debt associated with Iron Dynamics due to an agreement with the Iron Dynamics lenders to extinguish the debt under the Iron Dynamics credit agreement at the end of March 2002.

On January 28, 2002, we entered into an agreement with the Iron Dynamics lenders to extinguish the debt under the Iron Dynamics credit agreement at the end of March 2002. We complied with each of the settlement requirements, thus constituting full and final settlement of all of Iron Dynamics' obligations and our guarantees under the IDI credit agreement, causing the IDI credit agreement to terminate. In meeting the requirements of the settlement agreement, we paid $15.0 million in cash and issued an aggregate of $22.0 million, or 1.5 million shares of our common stock during March 2002. In addition, if IDI resumes operations by January 27, 2007, and generates positive cash flow (as defined in the settlement agreement), we are required to make contingent future payments in an aggregate amount not to exceed $22.0 million.

LIQUIDITY

We believe the principal indicators of our liquidity are our cash position, remaining availability under our bank credit facilities and excess working capital. During the nine months ended September 30, 2002, our cash position decreased $54.1 million to $24.2 million and our working capital position decreased $65.0 million, or 34%, to $129.1 million, as compared to December 31, 2001. As of September 30, 2002, $75.0 million under our senior secured revolving credit facility remained undrawn and available. Our ability to draw down the revolver is dependent upon continued compliance with the financial covenants and other covenants contained in the senior credit agreement.

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

We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements.

INFLATION

We believe that inflation has not had a material effect on our results of operations.

ENVIRONMENTAL AND OTHER CONTINGENCIES

We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, such as our structural steel and rail mill project in Columbia City, Indiana, that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and we may become subject to more stringent environmental laws and regulations in the future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense. At September 30, 2002, no material changes had occurred related to our interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 2001.


ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the we carried out an evaluation, under the supervision and with the participation of the our management, including the our President and Chief Executive Officer along with the our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in these internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out the evaluation.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 29, 2002, the company announced that it entered into a definitive agreement with Qualitech Steel SBQ LLC to purchase Qualitech's special bar quality mini-mill assets located in Pittsboro, Indiana. The company agreed to pay $45 million for the assets and announced plans to invest between $60 and $70 million of additional capital to convert the Qualitech mini-mill to the production of between 500,000 and 600,000 annual tons of merchant and reinforcing bar products. The company agreed to close the transaction within 25 days, subject to certain conditions and approvals. However, on August 2, 2002, Nucor Corporation filed suit against Qualitech Steel SBQ LLC in Hendricks County, Indiana Superior Court, Cause Number 32D01-0208-CT-24, seeking to enjoin Qualitech from selling its assets to the company by reason of rights they allege under a prior purchase agreement. On August 6, 2002, the court entered a temporary restraining order prohibiting Qualitech from closing under the company's purchase agreement pending a preliminary injunction hearing scheduled for August 19, 2002. On August 7, 2002, the company intervened in this lawsuit to assert its rights under its purchase agreement with Qualitech. On August 19, 2002, after the conclusion of evidence at the preliminary injunction hearing, the Hendricks County, Indiana Superior Court ruled that Nucor "has little, if any, chance of prevailing at a trial based upon the evidence presented" and denied Nucor's injunction request. On August 20, 2002, Nucor filed a notice of appeal to the Indiana Court of Appeals, and the appeal is currently pending. On September 6, 2002, the company closed the purchase and acquired the asset, not withstanding the pendency for the litigation. Discovery is continuing and the court has set a date of January 13, 2003, for a trial on the merits.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (A)  Exhibits -

     (B) Reports on Form 8-K for the quarter ended September 30, 2002: None filed.

--------------------------------------------------------------------------------

Filed herewith

Items 2 through 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2002

                                        STEEL DYNAMICS, INC.

                                        By: /s/ TRACY L. SHELLABARGER
                                            --------------------------
                                            Tracy L. Shellabarger
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer and Duly
                                            Authorized Officer)

                                 Certifications

I, Keith E. Busse, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Steel Dynamics, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data ad have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002


By:             /s/     KEITH E. BUSSE
     -------------------------------------------------
                        Keith E. Busse
            President and Chief Executive Officer

I, Tracy L. Shellabarger, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Steel Dynamics, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          e. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

          f. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          c. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data ad have identified for the registrant's auditors any material weaknesses in internal controls; and

          d. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002


By:          /s/ TRACY L. SHELLABARGER
      ------------------------------------------
                 Tracy L. Shellabarger
      Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer
          and Duly Authorized Officer)