Form 10-K
period 2002-12-31
STEEL DYNAMICS INC
filed 2003-03-28
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

|| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ||

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes |X| No ||

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, was approximately, $485,988,953. Registrant had no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 21, 2003, Registrant had outstanding 47,631,097 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement referenced in Part III, Items 10, 11 and 12 of this report, to be filed prior to April 30, 2003, which are incorporated by reference herein.

                              STEEL DYNAMICS, INC.

                                TABLE OF CONTENTS

Part I                                                                                              Page
                                                                                                    ----

         Item 1.   Business........................................................................   2
         Item 2.   Properties......................................................................  32
         Item 3.   Legal Proceedings...............................................................  32
         Item 4.   Submission of Matters to a Vote of Security Holders ............................  33

Part II
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...........  33
         Item 6.   Selected Financial Data.........................................................  34
         Item 7.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................  36
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................  43
         Item 8.   Consolidated Financial Statements...............................................  44
         Item 9.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosures.........................................  67

Part III
         Item 10.  Directors and Executive Officers of the Registrant..............................  67
         Item 11.  Executive Compensation..........................................................  67
         Item 12.  Security Ownership of Certain Beneficial Owners and Management..................  67
         Item 13   Certain Relationships and Related Transactions..................................  67
         Item 14.  Controls and Procedures.........................................................  68
         Item 15   Principal Accountant Fees and Services..........................................  69

Part IV
         Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................  69

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Throughout this report, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project" or "expect," or by the words "may," "will," or "should," are intended to operate as "forward looking statements" of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. That legislation protects such predictive statements by creating a "safe harbor" from liability in the event that a particular prediction does not turn out as anticipated.

      While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. Forward looking statements are subject to many uncertainties and other variable circumstances, many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur.

      The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those anticipated or predicted:

   - cyclical changes in market supply and demand for steel; general economic conditions; U.S. or foreign trade policy or adverse outcomes of pending and future trade cases alleging unlawful practices in connection with steel imports or exports, including the repeal, lapse or exemptions, from existing U.S. tariffs on imported steel; and governmental monetary or fiscal policy in the U.S. and other major international economies;

   - increased competition brought about by excess global steelmaking capacity, imports of low priced steel and consolidation in the domestic steel industry;

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

   - actions by our domestic and foreign competitors, including the addition of production capacity, the re-start of previously idled production capacity resulting from bankruptcy reorganizations or asset purchases out of bankruptcy;

   - loss of business from one or more of our major customers or end-users;

   - labor unrest, work stoppages and/or strikes involving our own workforce, those of our important suppliers or customers, or those affecting the steel industry in general;

   - the effect of the elements upon our production or upon the production or needs of our important suppliers or customers;

   - the impact of, or changes in, environmental laws or in the application of other legal or regulatory requirements upon our production processes or costs of production or upon those of our suppliers or customers, including actions by government agencies, such as the U.S. Environmental Protection Agency or the Indiana Department of Environmental Management, on pending or future environmentally related construction or operating permits;

   - private or governmental liability claims or litigation, or the impact of any adverse outcome of any litigation on the adequacy of our reserves, the availability or adequacy of our insurance coverage, our financial well-being or our business and assets;

   - changes in interest rates or other borrowing costs, or the effect of existing loan covenants or restrictions upon the cost or availability of credit to fund operations or take advantage of other business opportunities;

   - changes in our business strategies or development plans which we may adopt or which may be brought about in response to actions by our suppliers or customers, and any difficulty or inability to successfully consummate or implement as planned any of our projects, acquisitions, joint ventures or strategic alliances; and

   - the impact of regulatory or other governmental permits or approvals, litigation, construction delays, cost overruns, technology risk or operational complications upon our ability to complete, start-up or continue to profitably operate a project, an acquisition or a new business, or to operate it as anticipated.

      We also believe that you should read the many factors described in "Risk Factors" to better understand the risks and uncertainties inherent in our business or in owning our securities.

      Any forward looking statements which we make in this report or in any of the documents that are incorporated by reference herein speak only as of the date of such statement, and we undertake no ongoing obligation to update such statements. Comparisons of results between current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 1. BUSINESS

OUR COMPANY

OVERVIEW

      We are a steel manufacturing company that owns and operates steel mini-mills. We produce our steel principally from steel scrap, using electric arc melting furnaces, continuous casting and automated rolling mills.

      During 2002, our sales were approximately $864 million and, at year-end, we had 869 employees. None of our employees are represented by labor unions.

      BUTLER, INDIANA FLAT-ROLL MILL

      We own and operate a flat-roll mini-mill located in Butler, Indiana, which produces sheet steel and which we built and have operated since 1996. This mill has an annual production capacity of 2.2 million tons of flat-rolled steel, although we actually produced 2.4 million tons during 2002. We produce a broad range of high quality hot-rolled, cold-rolled and coated steel products, including a large variety of high value-added and high margin specialty products such as thinner gauge rolled products and galvanized products. We sell our flat-rolled products directly to end-users, intermediate steel processors and service centers primarily in the Midwestern United States. Our products are used in numerous industry sectors, including the automotive, construction and commercial industries.

      In May 2002, we announced plans to construct a new coating facility at our Butler mini-mill, and we expect to complete this facility and to commence coating operations in the middle of 2003. This $25 to $30 million facility will have the capacity to coat approximately 240,000 tons of steel, which we plan to provide through our Butler mill.

      In March 2003, we also purchased the assets of a coating facility formerly owned by GalvPro II, LLC in Jeffersonville, Indiana for a purchase price of $17.5 million plus a potential of an additional $1.5 million based on an earn-out formula. We anticipate that this facility will be capable of producing between 300,000 and 350,000 tons per year of light-gauge, hot-dipped cold-rolled galvanized steel. We will operate this new facility as a part of our Butler, Indiana Flat Roll Division, which we expect will also supply the Jeffersonville plant with steel coils for coating. We expect to invest between approximately $2 and $6 million of additional capital for certain equipment modifications and upgrades to the facility, and we anticipate that production will begin in mid-2003. Our new Jeffersonville facility, together with our new coil-coating facility in Butler, will enable us to further increase the mix of higher-margin value-added downstream steel products. This value-added product mix, during 2002, was approximately 60% of our total flat-roll shipments.

      COLUMBIA CITY, INDIANA STRUCTURAL STEEL AND RAIL MILL

      We also own and operate a new structural steel and rail mini-mill in Columbia City, Indiana. We began construction in May 2001, completed plant construction in April 2002 and commenced commercial structural steel operations during the third quarter of 2002. Our Columbia City mini-mill is designed to have an annual production capacity of up to 1.3 million tons of structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard and premium grade rails for the railroad industry. Through regular product introductions and continued production ramp-up of structural steel products, we have been able to begin to offer a broad array of wide flange beams and H-piling structural steel products during the first quarter of 2003. In addition, we performed casting trials for the production of standard rail products during the first quarter of 2003, expect to commence product trials during the second quarter of 2003, and plan to begin shipping trial orders during the second half of 2003. These initial trial orders will be used by railroad companies to be tested and monitored for product qualification purposes. This qualification process may take between six and nine months.

      PITTSBORO, INDIANA BAR MILL

      On September 6, 2002, we purchased the special bar quality mini-mill assets in Pittsboro, Indiana formerly owned by Qualitech Steel SBQ LLC. We paid $45 million for these assets and currently plan to invest between $70 to $75 million of additional capital to upgrade and modify the Pittsboro facility for the production of angles, flats, rounds and other merchant bars and shapes, as well as reinforcing bar, or rebar, products. We may also produce some special bar quality products at this facility in the future. After completion of the necessary plant modifications, as well as the issuance of the necessary operational permits, we expect to begin steel production in the first quarter of 2004. After modification, we expect the Pittsboro facility to have a capacity of approximately 500,000 to 600,000 tons per year.

      IRON DYNAMICS SCRAP SUBSTITUTE FACILITY

      On February 24, 2003, we announced plans to restart ironmaking operations at our wholly-owned Iron Dynamics facility adjacent to our Butler, Indiana mini-mill. Since 1997, we have tried to develop and commercialize a pioneering process for the production of a virgin form of iron that could serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. Since initial start-up in August 1999, we encountered a number of equipment, design and process difficulties, and on several occasions during 1999 and 2000 shut the facility down for redesign, re-engineering and retrofitting. In July 2001, we suspended operations because of higher than expected start-up and process refinement costs, high energy costs prevailing at that time, low production quantities, and historically low steel scrap pricing existing at that time. These factors made the cost of producing and using our Iron Dynamics scrap substitute as a source of metallics for the melt mix at our flat-roll mini-mill higher than our cost of purchasing and using steel scrap.

      We continued to make refinements to our systems and processes, and resumed experimental production trials in the fourth quarter of 2002. After an evaluation of these production trials, we concluded that improved production technology, coupled with our new ability to recycle waste materials as a raw material input, and the current high price of scrap, makes the restart of this liquid pig iron production facility feasible. We expect that the Iron Dynamics operation will restart during the second half of 2003 and, if the results of our restart indicate that we will be able to produce liquid pig iron in sufficient quantities and at a cost to be competitive with purchased pig iron, we could begin commercial production in late 2003. We also anticipate that the use of this liquid pig iron raw material will provide cost and operational benefits to our Butler, Indiana steelmaking operations. We expect to invest approximately $14 million of additional capital for modifications and refinements.

      NEW MILLENNIUM BUILDING SYSTEMS

      On February 27, 2003, we announced that we were increasing our ownership in our consolidated New Millennium Building Systems subsidiary from our existing 46.6% ownership interest to 100%, through the acquisition of the 46.6% interest in New Millennium previously held by New Process Steel Corporation, a privately held Houston, Texas steel processor and our purchase of the remaining 6.8% stake held by some of New Millennium's managers. We have consummated the 46.6% New Process acquisition, at a cost of $3.5 million, plus the purchase of New Process Steel's portion of New Millennium's subordinated notes payable, including accrued interest, for $3.9 million. We plan to consummate the purchase of the 6.8% of minority interest shortly, for a purchase price of $900,000.

      The New Millennium facility, which began production in June of 2000, produces steel building components, including joists, girders, trusses and steel roof and floor decking, which we sell primarily in the upper Midwest non-residential building components market. Our Butler flat-roll mill supplies a majority of the hot-rolled steel utilized in New Millennium's manufacturing operations.

      We were incorporated in August 1993, in Indiana, and maintain our principal executive offices at 6714 Pointe Inverness Way, Suite 200, Fort Wayne, Indiana 46804. Our telephone number is (260) 459-3553.

FINANCING

      In March 2002, we consummated a $350.0 million senior secured credit agreement, consisting of a five year $75.0 million revolving credit facility, a $70.0 million term A loan, with a term of five years, which we prepaid in December 2002, and a $205.0 million term B loan, with a term of six years, of which we prepaid $40.0 million. This senior secured facility is secured by liens and mortgages on substantially all of our personal and real property assets and by liens and mortgages on substantially all of the personal and real property assets of our wholly-owned subsidiaries, which have also guaranteed our obligations under that facility.

      Also in March 2002, we issued $200.0 million of 9 1/2% unsecured senior notes due 2009.

      During December 2002 and January 2003, we issued $115.0 million of our 4% convertible subordinated notes due 2012, in an offering exempt from registration under the Securities Act of 1933. Pursuant to a registration rights agreement between us and the initial purchasers of the notes, who resold the notes in offerings exempt from registration under Rule 144A under the Securities Act, we filed a registration statement on Form S-3 on March 7, 2003, to permit registered resales by the selling securityholders of the notes and the approximately 6,762,874 shares of common stock initially issuable upon conversion of the notes. Approximately $110.0 million of the net proceeds from this offering were used to prepay our senior secured term A loan and $40 million of our senior secured term B loan in December 2002 and January 2003.

COMPETITIVE STRENGTHS

      We believe that we have the following competitive strengths:

      ONE OF THE LOWEST COST PRODUCERS IN THE UNITED STATES; STATE-OF-THE-ART FACILITIES

      We believe that our facilities are among the lowest-cost steel manufacturing facilities in the United States. Operating profit per ton at our facilities was $65, $23 and $74 in 2000, 2001 and 2002, respectively, which we believe compares favorably with our competitors. Our low operating costs are primarily a result of our efficient plant designs and operations, our high productivity rate of between 0.3 to 0.4 man hours per ton at our Butler mini-mill, low ongoing maintenance cost requirements and strategic locations near supplies of our primary raw material, scrap steel.

      EXPERIENCED MANAGEMENT TEAM AND UNIQUE CORPORATE CULTURE

      Our senior management team is highly experienced and has a proven track record in the steel industry, including pioneering the development of thin-slab flat-rolled technology. Their objectives are closely aligned with our stockholders through meaningful stock ownership positions and incentive compensation programs. Our corporate culture is also unique for the steel industry. We emphasize decentralized decision-making and have established incentive compensation programs specifically designed to reward employee teams for their efforts towards enhancing productivity, improving profitability and controlling costs.

      DIVERSIFIED PRODUCT MIX

      Our current products include hot-rolled and cold-rolled steel products, galvanized sheet products, light gauge steel products, structural steel and rails, and joists and deck materials. We plan to broaden our offering of painted and coated products when we commence production at our recently completed coil coating facility in Butler and at our recently acquired Jeffersonville, Indiana facility, and we intend to enter the merchant bar market with an array of angles, flats, rounds, reinforcing bar and other shapes, as well as some possible special bar quality products, when our newly acquired Pittsboro, Indiana bar mill becomes operational. This diversified mix of products will continue to allow us to access a broad range of end-user markets, serve a broad customer base and mitigate our exposure to cyclical downturns in any one product or end-user market.

      STRATEGIC GEOGRAPHIC LOCATIONS

      The strategic locations of our facilities near sources of scrap materials and our customer base allow us to realize significant pricing advantages due to freight savings for inbound scrap as well as for outbound steel products destined for our customers. Our mini-mills are located in the Upper Midwest, a region which we believe accounts for a majority of the total scrap produced in the United States. Our new Jeffersonville, Indiana galvanizing facility, on the Ohio River, will also provide us with expanded geographic reach to Southern markets.

BUSINESS STRATEGY

      EXPAND PRODUCT OFFERINGS

      The completion of our Columbia City mini-mill and the commencement of production of structural steel and rails at that facility, the completion of our Butler coil coating facility and the expansion of production of coated products as a result of that facility, as well as our recent acquisitions of the Pittsboro, Indiana bar mill and the Jeffersonville, Indiana galvanizing facility, are important steps in pursuing our strategy of product line expansion. The Columbia City structural steel and rail mill is strategically located to serve the Upper Midwest, Northeast and Canadian markets, which we believe are attractive and under-served markets. Our strategy to expand our flat-rolled steel product offerings is to focus on the production of high value-added thinner gauge products, galvanized products and various coated products. The margins on high value-added products typically exceed those of the commodity grade and the number of producers that make them is more limited. Our Pittsboro, Indiana bar mill is likewise strategically located to position ourselves to cost-effectively serve our product markets. We will continue to seek additional opportunities to further expand our range of high value-added products through the expansion of existing facilities, Greenfield projects and acquisitions of other steel manufacturers or steelmaking assets that may become available through the continuing consolidation of the domestic steel industry.

      ENTER NEW GEOGRAPHIC MARKETS

      We may seek to enter new steel markets in strategic geographic locations such as the Southeastern or Western United States that offer attractive growth opportunities. Due to the ongoing restructuring of the domestic steel industry, we believe there are attractive opportunities to grow our business geographically either through acquisitions of existing assets or through strategic partnerships and alliances. We may also consider growth opportunities through greenfield projects, such as our Columbia City structural steel and rail mill.

      CONTINUE TO MAINTAIN LOW PRODUCTION COSTS

      We are focused on continuing to maintain one of the lowest operating cost structures in the North American steel industry based upon operating cost per ton. We will continue to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit cost of production at each of our facilities.

      FOSTER ENTREPRENEURIAL CULTURE

      We intend to continue to foster our entrepreneurial corporate culture and emphasize decentralized decision-making, while rewarding teamwork, innovation and operating efficiency. We will also continue to focus on maintaining the effectiveness of our incentive bonus-based plans that are designed to enhance overall productivity and align the interests of our management and employees with our stockholders.

RISK FACTORS

      Our profitability is subject to the risks described under "Risk Factors" described elsewhere in this report. The following is a summary of some of the most significant risks that may adversely affect our future financial performance and our ability to effectively compete within our industry:

   - excess imports of steel into the United States that depress U.S. steel prices;

   - intense competition and excess global capacity in the steel industry that depress U.S. steel prices;

   - changes to President Bush's Section 201 Order that may have the effect of increasing the level of imports of steel into the United States;

   - reduction of demand for steel or downturn in the industries we serve, including the automotive industry;

   - technology, market, operating and start-up risks associated with our Iron Dynamics scrap substitute project;

   -  inability to secure a stable supply of steel scrap;

   - start-up and operating risks associated with our Columbia City structural steel and rail mini-mill;

   - start-up and operating risks associated with the retrofitting of our Pittsboro, Indiana bar mill; and

   - unexpected equipment failures that could lead to production curtailments or shutdowns.

For additional information on these factors and others, we refer you to "Risk Factors."

INDUSTRY SEGMENTS

      Under Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," we operate in two business segments: Steel Operations and Steel Scrap Substitute Operations.

AVAILABLE INFORMATION

      Our internet website address is http://www.steeldynamics.com. We make available on our internet website, under "Investor Relations--SEC Filings," free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and any amendments to or waivers of our Code of Ethics, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

OUR BUSINESS

OUR OPERATIONS

      BUTLER FLAT-ROLL MINI-MILL

      Our Butler flat-roll steel mini-mill manufactures hot-rolled, cold-rolled and coated steel products. It currently has an annual capacity of 2.2 million tons, although during 2002 we actually produced approximately 2.4 million tons. We commenced construction of our Butler mini-mill in October 1994 and began production of commercial quality steel in January 1996 with an initial annual capacity of 1.4 million tons. At the end of 1997, we completed construction of a cold finishing mill contiguous to our Butler hot mill with an annual capacity of
1.0 million tons. In July 1998, we completed construction, installation and start-up of a second twin-shell melting furnace battery, thin-slab caster, tunnel furnace and coiler, thus increasing our mini-mill's annual production capacity to its current level of 2.2 million tons. This additional production capacity of hot-rolled steel also enables us to take full advantage of the 1.0 million ton rolling and finishing capacity of our cold mill. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, our Butler mini-mill was one of the first U.S. flat-roll mini-mills to achieve ISO 9002 and QS 9000 certifications. We believe that these certifications have enabled us to serve a broader range of customers and end-users which historically have been almost exclusively served by integrated steel producers.

      The Hot Mill

      Our hot-rolled mini-mill's electric arc furnace melting process begins with the charging of a furnace vessel with scrap steel, carbon and lime, or with a combination of scrap and a scrap substitute or alternative iron product. The furnace vessel's top is swung into place, electrodes are lowered into the furnace vessel through holes in the top of the furnace, and electricity is applied to melt the scrap. The liquid pig iron or hot briquetted iron that we expect our Iron Dynamics subsidiary to begin producing toward the end of 2003 are examples of scrap substitutes that would be introduced directly into the melt mix at this stage.

      We have two Fuchs twin-shell electric arc melting furnaces, designed to substantially reduce both power-off time and tap-to-tap time (the length of time between successive melting cycles or heats). When melting is being done in one vessel, we can tap the other vessel and refill it with scrap and steel scrap substitute to make it ready for the next melt. This results in more heats and greater productivity per shift. An additional advantage of our twin-shell design is that if there is a maintenance problem requiring work on one vessel, melting can proceed in the other vessel without interruption.

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

      The liquid steel is then transported to one of our two continuous thin-slab casters where it is emptied into a tundish, or reservoir. This reservoir controls the flow of the liquid steel into a water-cooled copper-lined mold from which it then exits as an externally solid slab. Our casters were built by SMS Schloemann-Siemag AG. We have also designed a special nozzle, which transfers the liquid steel from the reservoir into the mold, that results in increased productivity and product quality. The slab from the continuous caster is less than two-inches thick and proceeds directly into one of our two tunnel furnaces. The tunnel furnaces maintain and equalize the slab's temperature. The slab leaves the tunnel furnace and is descaled to remove surface scale prior to its rolling.

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

      After exiting the hot-rolling mill, the rolled sheet steel is cooled and wound into coils. The coil form allows the strip to be easily handled and transported. We sell a portion of our hot band coil production directly to end-users or to intermediate steel processors or service centers, where they may be pickled, cold-rolled, annealed, tempered or galvanized. The rest of our hot band coil production is directed to our cold mill where we add value to this product through our own pickling, cold-rolling, annealing, tempering or galvanizing processes, including the additional coating capacity provided by our recently completed paint line. We will also supply our new Jeffersonville, Indiana galvanizing facility with material.

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

      The Cold Mill

      Our cold mill is located adjacent to our hot mill and produces products that require gauges, properties or surfaces that cannot be achieved in our hot mill. Cold-rolled sheet is hot-rolled sheet that has been further processed through a continuous pickle line and then successively passed through a rolling mill without reheating until the desired gauge and other physical properties have been achieved. Cold-rolling reduces gauge, hardens the steel and, when further processed through an annealing furnace and temper mill, improves uniformity, ductility and formability. Cold-rolling can also add a variety of finishes and textures to the surface of the steel.

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

      Pickled and oiled coils that are not intended for immediate shipment or hot-rolled galvanizing are processed in our cold reversing mill. Our cold reversing mill was built by SMS Schloemann-Siemag AG and is one of only two semi-tandem two-stand reversing cold-rolling operations in the world. This configuration provides considerably higher throughput than a conventional single-stand reversing mill, yet also takes advantage of considerably lower equipment costs than the conventional four to six-stand tandem cold-rolling mill. The rolling mill is configured with multiple x-ray gauges, hydraulic bending systems, rolling solution controls, gauge controls and strip flatness controls used to produce an extremely high level of product quality parameters. The cold-rolling mill also uses a process control computer using sophisticated mathematical models to optimize both quality and throughput.

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

      Coils from the annealing furnaces are then temper-rolled and shipped as finished product. The temper mill consists of a single stand four-high rolling mill designed for relatively light reduction of the product. The temper mill introduces a small amount of hardness into the product and further enhances the overall flatness and surface quality of the product. The temper mill also has an x-ray gauge to monitor strip thickness. This mill was purchased concurrently with the two-stand cold-rolling mill from SMS Schloemann-Siemag AG, enabling us to realize a high degree of flexibility and cost savings with regard to management of spare parts.

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

      Our New On-Site Coating Facility

      Our new $25 to 30 million on-site paint line expansion, located immediately adjacent to our existing cold mill building, will be completed in August 2003 and will have a coating capacity of 240,000 tons per year, in gauges from .010 to .070 inches and in widths ranging from 36 to 64 inches. The paint line will receive material directly from our other processing lines and will be capable of painting hot rolled galvanized coil, cold rolled coil and cold rolled galvanized coil. The line incorporates state-of-the-art coil coating equipment with quick color change capability, in-line tension leveling, direct heat catenary ovens and a thermal recuperative oxidizer.

      We believe that we will be the only mill in North America with an on-site paint line, which should not only enable us to realize substantial savings in overhead, maintenance, engineering, sales and marketing, capital cost and infrastructure, but will eliminate the typical cost of transfer freight, approximately $10-15 per ton, that a customer must otherwise pay to transport coils to other remote coating facilities. These advantages will further enable us to continue to be a low cost supplier of coated products. The addition of our new paint line further expands our high margin value added product offerings, as we previously sent approximately 10,000 tons per month of our product to other companies for coating.

      OUR NEW JEFFERSONVILLE, INDIANA GALVANIZING FACILITY

      Our new Jeffersonville, Indiana cold rolled galvanizing facility, which we purchased in March 2003 from GalvPro II, LLC, for $17.5 million plus up to an additional $1.5 million based on an earn-out formula, is located within the Clark Maritime Center on the Ohio River. The galvanizing line has a capacity of between 300,000 and 350,000 tons per year and is capable of coating cold rolled steel in gauges from .008 to .045 inches and in widths between 24 and 60 inches. This gauge range is lighter than that available from our Butler facility and will, therefore, create a further expansion of our value added product offerings, particularly in the light gauge building products arena.

      The galvanizing line was built in 1999, has been well maintained and is almost identical to the cold rolled galvanizing line at our Butler mill. This familiarity will help us facilitate a rapid start-up, once we complete our previously announced equipment modifications and upgrades to the facility, at a cost of between $2 and $6 million, and we anticipate that production will be able to begin in mid-2003. This facility will enable us to continue to serve existing cold rolled galvanized customers, whose needs we might have otherwise been unable to meet. The Ohio River location of this facility will also create opportunities for market expansion into other geographic regions. Our Butler cold mill will provide the new Jeffersonville facility with cold rolled material.

      COLUMBIA CITY STRUCTURAL STEEL AND RAIL MINI-MILL

      We began construction of our new structural steel and rail mini-mill in Columbia City, Indiana in May 2001, completed plant construction in April 2002 and commenced commercial structural steel operations during the third quarter of 2002. Our Columbia City mini-mill is designed to have an annual production capacity of up to 1.3 million tons of structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard and premium grade rails for the railroad industry. Through regular product introductions and continued production ramp-up of structural steel products, we have been able to continuously broaden our complement of wide flange beams and H-piling structural steel products through the first quarter of 2003. In addition, we expect to begin production of standard rail products during the second quarter of 2003. Initial rail production will be used in a testing capacity to be monitored by individual railroad companies for product qualification purposes. This qualification process may take between six and nine months. We spent approximately $315 million, excluding capitalized interest costs, on this facility.

      Mill Operation

      Our structural steel and rail mini-mill melts scrap and scrap substitutes in an electric arc furnace much the same way as in our flat-roll mini-mill. We use a single shell furnace but have purchased and installed a second furnace, which provides us with back-up melting capability in case of a furnace breakdown or during one of our periodic maintenance outages. At present, our operating permit only enables us to use one furnace at a time. While we plan to use 100% scrap as the primary raw material, the system is also configured to accept liquid pig iron should we eventually determine that it is cost effective to place an Iron Dynamics module at the Columbia City plant site. The furnace was built by SMS Demag AG and includes features that permit us to employ more thermally efficient melting practices. The furnace features a removable shell that enables us to do off-line repair and refractory relining, comes equipped with a unique quick-change roof configuration, and also features a fast tap hole tube change configuration that shortens the time required for periodic replacement.

      From the furnace the molten metal is transported to a separate ladle metallurgy furnace where, as in the flat-roll mini-mill, we adjust the mix for temperature and chemistry. We then take the liquid steel to a continuous caster, where, unlike our Butler mini-mill that produces a single strand of flat stock, our structural steel caster casts three strands, expandable to four, of blooms and beam blanks. The caster utilizes a curved mold that produces five sizes of material--one bloom, which is rectangular shaped, and four beam blanks, which are dog bone shaped, in varying lengths of 17-48 feet. The caster design accommodates a quick-change tundish nozzle system designed to optimize the continuous casting process and to achieve a low operational cost per ton. The tundish bottoms are also designed to change from a bloom opening to any of four beam blank sizes to allow greater flexibility in product choice. The caster was built by SMS Concast.

      After exiting the mold, the multiple strands continue through a series of sprays and roller supports to precisely cool and contain the cast shapes. Straightener rolls then unbend the curved strands onto a horizontal pass-line, where they are cut to length by automatic torches. We then weigh the cast pieces and transport them either directly through a reheat furnace, built by A.C. Leadbetter, to a hot-rolling mill, or into a storage area for rolling at a later time. In the hot-rolling mill, the product passes through a breakdown stand where it is rolled into either a structural steel product or a rail product, depending on the roll-configuration and number of passes. The product is then transferred to a 3-stand tandem mill, which consists of a universal rougher, an edger and a universal finisher. The hot-rolling mill is an advanced four-stand, all reversing mill built by SMS Demag AG. The mini-mill is capable of producing wide flange beams from 6" x 4" to 36" x 12", standard beams, piling sections, M-shape sections, sheet piling, channels, car building shapes, bulb angles and zee's and rail sections.

      Downstream of the hot-rolling mill, a hot saw cuts the structural steel to a maximum 246-foot length before it enters a cooling bed. After cooling, the structural steel product is straightened on a roller straightener and cut to length as required by a particular order. The product is then piled and bundled and shipped as finished product.

      For the production of rail products, we have fitted our caster with new molds and segments to cast the new 13" x 10" blooms required for rail production. We have also added electro magnetic stirring within the caster to improve surface quality and reduce internal cracking. The reheat furnace, which heats the blooms to the proper rolling temperature, is also fitted with automation changes for the charging and discharging machines. We also operate additional descaling equipment prior to the rolling process, as well as a rail stamper and manipulator. Both vertical and horizontal straighteners are used to produce a rail that is true along all axes. After straightening, the rail product is tested, cut to length and drilled. In our testing center, we provide ultrasonic testing for the detection of internal defects, an eddy current machine to spot surface cracks, a profile gauge for dimensional accuracy, and a straightness/waviness measurement machine. We are also in the process of installing additional cooling and handling equipment to manufacture highly desirable 320-foot rail lengths, which no one else produces in or imports into the U.S. or Canadian rail markets.

      IRON DYNAMICS STEEL SCRAP SUBSTITUTE FACILITY

      Since 1997, Iron Dynamics has tried to develop and commercialize a pioneering process of producing a virgin form of iron that might serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. Historically, the price of steel scrap, as a commodity, has tended to be volatile, rising and falling with supply and demand and not always in lock step with or in proportion to the market price of new steel. Therefore, having a lower cost alternative source of virgin iron for a portion of a mini-mill's melt mix, if realizable, would partially buffer some of the effects of scrap price volatility. With the growing proportion of electric furnace steelmaking, both worldwide and domestically, we believe that the benefits of developing a cost-effective alternate iron source to augment scrap, our primary raw material, makes good economic sense in the long run.

      We initially funded our Iron Dynamics subsidiary with a $30 million equity investment. Iron Dynamics also secured a $65 million bank credit facility. Iron Dynamics established a plant site contiguous to and partially within our Butler, Indiana plant campus, and in October 1997 began construction of a facility for the production of direct reduced iron and liquid pig iron.

      Direct reduced iron is a metallic product made from iron ore or iron ore "fines" that have been treated in a "direct reduction" furnace, such as a rotary hearth furnace, with either natural gas or coal to reduce the iron oxide to metallic iron. The method selected by Iron Dynamics is one that uses coal as the reducing agent. Liquid pig iron, the ultimate end product intended to be produced by Iron Dynamics, is a pure metal product produced by smelting the direct reduced iron in a submerged arc furnace. Our Iron Dynamics facility was designed and built for the production of direct reduced iron and its conversion into liquid pig iron. We planned to use all of Iron Dynamics' liquid pig iron in our own steelmaking operations at Butler.

      The plant commenced initial start-up in August 1999. During this preliminary start-up, however, we encountered a number of equipment and design deficiencies, which required Iron Dynamics to undertake some costly and time-consuming redesign, re-engineering and equipment replacement work and to operate this new facility at greatly reduced output levels. A design and retrofit program began in late 1999 and continued throughout 2000. In July 2000, Iron Dynamics suspended operations to effect certain pre-planned repairs, including the installation of a new submerged arc furnace and a number of additional capital projects, including the installation of two hot briquetters, a new off-gas system for the submerged arc furnace, a sludge reclamation system, and a hot pan conveyance system. In March 2001, Iron Dynamics restarted the facility. However, in July 2001, we suspended operations because of higher than expected start-up and process refinement costs, then high prevailing energy costs, low production quantities and historically low steel scrap pricing at that time. These factors made the cost of producing and using Iron Dynamics' scrap substitute product at our flat-roll mini-mill higher than the cost of purchasing and using steel scrap.

      We continued to make refinements to our systems and processes, notwithstanding the shut-down, and began experimental production trials again during the fourth quarter of 2002. After an evaluation of these production trials, we concluded that the improved production technology, coupled with our ability to recycle waste materials as part of our raw material mix, and the current high price of scrap, makes the restart and operation of this liquid pig iron production facility feasible. Accordingly, on February 24, 2003, we announced that we plan to restart ironmaking operations at Iron Dynamics and currently expect that the Iron Dynamics facility will restart during the second half of 2003. If the results of our restart indicate that we will be able to produce liquid pig iron in sufficient quantities and at a cost to be competitive with purchased pig iron, we could begin commercial production in late 2003. We also anticipate that the use of this liquid pig iron raw material will produce cost and operational benefits for our Butler, Indiana steelmaking operations. We expect to invest an additional $14 million into further modifications and refinements, including the installation of three additional briquetting machines in the facility, which will enable us to stockpile iron briquettes after reduction in the rotary hearth furnace, as well as to introduce the hot briquettes directly into our submerged arc furnace if we wish to do so. After the briquettes are liquefied, the hot liquid pig iron will be transferred in ladles to the flat-roll mill's meltshop and combined with scrap steel in the mill's electric arc furnaces.

      As of December 31, 2002, our equity investment in the Iron Dynamics project was $160 million.

      OUR PITTSBORO, INDIANA BAR MILL

      We purchased our Pittsboro, Indiana bar mini-mill from Qualitech Steel SBQ LLC in September 2002, and we are planning to upgrade and retrofit the mill so that it will be capable of producing a broad array of merchant bars and shapes and reinforcing bar products, as well special bar quality, or SBQ, products. The mill was originally constructed in 1997 as an SBQ mill and consists generally of a 100 ton single shell AC melting furnace by SMS Demag, a three strand SMS Demag continuous caster capable of casting both a 7" x 7" billet and a 14" x 10" bloom, a reheat furnace, and a rolling mill consisting of a Pomini roughing mill and intermediate mill, and Kocks reducing and sizing blocks used in the production of SBQ rounds. The meltshop is also equipped with a separate ladle metallurgy facility, or LMF, where metallurgical testing, refining, alloying and desulfurizing takes place, and a vacuum tank degasser, which is used to degas steel to produce ultra low carbon and ultra high purity products.

      We are currently reviewing proposals for the addition of an eight stand finishing mill, together with ancillary equipment such as abrasive saws, shears, a straightener and magnetic stacking equipment, which will enable us to produce merchant bars and shapes, as well as reinforcing bar products.

      After completion of the necessary plant modifications and the issuance of the necessary operating permits, we anticipate that steel production will commence during the first quarter of 2004. We expect that the Pittsboro facility will have a capacity of approximately 500,000 to 600,000 tons per year.

      NEW MILLENNIUM FACILITY

      In February 2003, we increased our ownership percentage in our consolidated New Millennium Building Systems subsidiary from our pre-existing 46.6% ownership interest to 93.2%, through our acquisition of the 46.6% interest in New Millennium previously held by New Process Steel Corporation, a privately held Houston, Texas steel processor. We also announced that we are acquiring the remaining 6.8% stake currently owned by certain New Millennium management employees, and consummated this remaining purchase during the first quarter of 2003. After completion of the final purchase, and including our original investment, we will have invested approximately $13 million in our New Millennium subsidiary.

      New Millennium produces steel building components for the construction industry, including joists, girders, trusses and steel roof and floor decking. These products are sold primarily in the Upper Midwest non-residential building components market. Our Butler flat-roll mill supplies a majority of the hot-rolled steel utilized in New Millennium's manufacturing operations.

      New Millennium began construction of its Butler, Indiana facility in December 1999 and substantially completed it in the second quarter of 2000, at a total capital cost of approximately $23 million.

PRODUCTS AND CUSTOMERS

      BUTLER FLAT-ROLL MINI-MILL

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

      We believe that our basic production hot band material has shape characteristics that exceed those of the other thin-slab flat-roll mini-mills and compares favorably with those of the integrated mills. In addition, as a result of our lighter gauge hot-rolling capabilities, we are now able to produce hot-rolled hot-dipped galvanized and galvannealed steel products. These products are capable of replacing products that have traditionally only been available as more costly cold-rolled galvanized or cold-rolled galvannealed steel. During 2001 and 2002, we produced 751,000 tons and 849,000 tons of these lighter gauge hot-rolled products, respectively. Our new Jeffersonville, Indiana galvanizing facility will also further enable us to add to our mix of higher margin value added products through our ability to coat additional material that would otherwise not be coated due to the galvanizing capacity limitations at our Butler mill. During 2002, approximately 60% of our flat-roll shipments consisted of value-added products.

      In our cold mill, we also produce hot-rolled pickled and oiled, hot-rolled hot dipped galvanized, hot-rolled galvannealed, cold-rolled hot dipped galvanized, cold-rolled galvannealed and fully processed cold-rolled sheet. Our new paint line will paint hot rolled galvanized coil, cold rolled coil and cold rolled galvanized coil in gauges from .010 to .070 inches and widths ranging from 36 inches to 64 inches. This material will typically be used in transportation products, building products such as raised garage door panels, heating and cooling products, appliances, furniture and lighting equipment.

      Customers. The following tables show information about the types of products we produced and the types of customers we sold to in 2001 and 2002:

                                                           2001   2002
                                                           ----   ----
      PRODUCTS:

      Hot band .........................................    40%    43%
      Pickled and oiled ................................    12%    11%
      Cold-rolled ......................................    14%    13%
      Hot-rolled galvanized ............................    17%    17%
      Cold-rolled galvanized ...........................    17%    12%
      Post anneal ......................................    --      4%
                                                           ---    ---
           Total .......................................   100%   100%
                                                           ===    ===

      CUSTOMERS:
      Service center (including end-user intermediaries)    82%    88%
      Pipe and tube ....................................     5%     4%
      Original equipment manufacturer ..................    13%     8%
                                                           ---    ---
           Total .......................................   100%   100%
                                                           ===    ===

      During 2002, we sold our products to approximately 170 customers. In 2002, our largest customers were Heidtman, Worthington Steel and Straightline, which in the aggregate accounted for approximately 32% of our total net sales. Heidtman accounted, individually, for approximately 21%, 18% and 17% of our net sales in 2000, 2001 and 2002, respectively.

      Steel processors and service centers typically act as intermediaries between primary steel producers, such as us, and the many end-user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. Notwithstanding the completion of our cold mill and our increased utilization in our own cold finishing facility for a considerable portion of our hot band production, we expect that our intermediate steel processor and service center customers will remain an integral part of our customer base. Our sales outside the continental United States accounted for approximately 1% of our total net sales in 2002.

      COLUMBIA CITY STRUCTURAL STEEL AND RAIL MINI-MILL

      Products. We produce various structural steel products such as wide flange beams, American Standard beams, miscellaneous beams, "H" Piling material, sheet piling material, American Standard and miscellaneous channels, bulb angles, and "zee's." The following listing shows each of our structural steel products and their intended markets:

      PRODUCTS                                                  MARKETS

      Wide flange, American Standard and                        Framing and structural girders, columns, bridge
      miscellaneous beams...................................    stringers, ribs or stiffeners, machine bases or skids,
                                                                truck parts, and construction equipment, parts

      "H" Piling............................................    Foundational supports

      Sheet Piling..........................................    Temporary or permanent bulkhead walls,
                                                                cofferdams, shore protection structures, dams and
                                                                core walls

      Channel sections......................................    Diaphragms, stiffeners, ribs and components in
                                                                built-up sections

      Bulb angles and zee's.................................    Steel building components

      We have gradually been ramping up production of different structural products, in various sizes and foot weights, since we commenced initial production in July 2002. During February 2003, we rolled approximately 33,000 tons and shipped approximately 23,000 tons of product. During the first quarter of 2003, we initiated certain value added services for the Midwestern fabricator market, including exact length and exact piece count capabilities.

      Customers. The principal customers for our structural steel products are steel service centers, steel fabricators and various manufacturers. Service centers, though not the ultimate end-user, provide valuable mill distribution functions to the fabricators and manufacturers, including small quantity sales, repackaging, cutting, preliminary processing and warehousing. We expect that a majority of our structural steel products will be sold to service centers.

      The marketplace for steel rails in the United States and Canada is relatively small, approximately 800,000 tons in 2001, and is also specialized, with only approximately six Class 1 railroad purchasers: Burlington Northern/Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation and Canadian National Railway. These purchasers account for approximately 600,000 tons of annual production. Rail contractors, transit districts and short-line railroads purchase the rest of the rail products.

      We intend to produce rail in standard and premium or head-hardened grades, in a range of weights from 115 lbs. per yard to 141 lbs. per yard, in lengths from the traditional 80 feet up to 240 feet initially and, ultimately, to 320 feet. We also intend to weld these 240/320 foot rails into 1,600 foot strings for delivery to the installation site. Such long strings offer substantial savings both in terms of initial capital cost and through reduced maintenance. In contrast, current production of rail in the United States, and available imported rail, is limited to 80-foot lengths, as a result of existing plant layout restrictions and the physical limitations of ocean freight. The more welded joints there are in a mile of track, the greater the maintenance cost to the railroad due to excessive wear and fatigue cracking at the welds.

      PITTSBORO BAR MILL

      Products. After the necessary plant modifications are completed, we expect to be able to produce a broad line of merchant bar products such as angles, flats, channels, T's and rounds, as well as rebar products in sizes from #3 to #18. We also plan to produce various SBQ products.

      Merchant bar products are used in a wide variety of applications, including automotive, fasteners, conveyor assemblies, rack systems, transmission towers, gratings, safety walkways, stair railings, farm and lawn and garden equipment, light steel fabrication, machinery, ornamental iron projects and construction equipment. SBQ alloyed steel bars are predominantly used in automotive parts such as crankshafts and drive shafts, aerospace products, and in various types of machinery, construction and transportation equipment.

      Rebar is used principally for strengthening concrete. Approximately half of rebar consumption is in construction projects involving the private sector, including commercial and industrial buildings, apartments and hotels, utility construction, agricultural projects, and various repair and maintenance applications. The other half of rebar consumption is accounted for by public works projects, such as highway and street construction, public buildings, bridges, municipal water and sewer treatment facilities and similar projects.

      Customers. Merchant bar products are generally sold to fabricators, steel service centers and original equipment manufacturers. Rebar is generally sold to fabricators and manufacturers, who cut, bend, shape and fabricate the steel to meet engineering, architectural and end-product specifications. SBQ products are principally consumed by fabricators, intermediate processors, and steel service centers. SBQ products are principally consumed by forgers, heavy machinery and electrical machinery manufacturers, and transportation, construction and agricultural equipment manufacturers.

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

COMPETITION

      BUTLER FLAT-ROLL MINI-MILL

      Our hot-rolled products compete with many North American integrated hot-rolled coil producers, such as National Steel Corporation's plants near Detroit, Michigan and Granite City, Illinois; Ispat Inland Inc.'s plant in East Chicago, Indiana; Bethlehem Steel Corporation's plants in Burns Harbor, Indiana and Sparrows Point, Maryland; U.S. Steel's plants in Gary, Indiana, Dravosburg, Pennsylvania and Fairfield, Alabama; and AK Steel Corporation's plant in Middletown, Ohio. We also compete with International Steel Group, or ISG, which has purchased out of bankruptcy LTV Steel Corporation's former steelmaking facilities at Cleveland, Ohio and Indiana Harbor, Indiana and Acme Steel's rolling facility in Chicago. ISG also has a pending agreement to purchase Bethlehem Steel Corporation's assets. U.S. Steel has a pending agreement to purchase the assets of National Steel

Corporation. We also compete with companies that convert steel slabs into sheet steel, such as Duferco Steel in Farrell, Pennsylvania.

      Our hot-rolled products also compete with the products of a number of hot-rolled mini-mills, such as Nucor Corporation's 1.6 million ton capacity plant in Crawfordsville, Indiana, its 1.7 million ton capacity plant in Hickman, Arkansas and its 2.0 million ton capacity plant in Berkeley, South Carolina; Gallatin Steel Company's 1.2 million ton capacity plant in Ghent, Kentucky; and North Star BHP Steel LLC's 1.2 million ton capacity plant in Delta, Ohio. These mini-mills have low cost structures and flexible production capabilities that are more akin to ours than to those of the integrated producers.

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

      COLUMBIA CITY STRUCTURAL STEEL AND RAIL MINI-MILL

      Sales of structural steel products are sensitive to the level of construction activity, which is in turn affected by such cyclical factors as general economic conditions, interest rates, inflation, consumer spending and employment.

      Our structural steel products compete with a sizable number of electric arc furnace structural steelmakers, some of which have cost structures and flexible management cultures similar to our own. Notable competitors include Nucor Steel in Berkeley, South Carolina; Nucor-Yamato Steel in Blytheville, Arkansas; and TXI-Chaparral Steel in Midlothian, Texas and Petersburg, Virginia. There are also a number of smaller competitors, including Ameristeel in Cartersville, Georgia; Bayou Steel in Laplace, Louisiana; and J&L Structural Steel in Aliquippa, Pennsylvania. The Nucor mini-mills and the TXI-Chaparral mini-mills accounted for over 89% of the tons produced in North America in 2001. We also believe, however, that both geography and product choice will play significant roles. There are currently no other structural mills located in the Midwest, one of the largest structural steel consuming regions in the United States, and we believe we will be able to provide freight-saving and customer service benefits to end users, service centers and fabricators located in the region. We also believe that most of Canada's structural steel consumption is located in Canada's eastern provinces, closer to us than to either of our two largest competitors. Moreover, we intend to provide a broad product mix, focusing on the mid-range and larger section served only by Nucor-Yamato Steel and TXI-Chaparral from locations more remote than our mini-mill.

      At present, the rail market is principally served by two producers: Rocky Mountain Steel, a division of Oregon Steel Mills, Inc. in Pueblo, Colorado, and Pennsylvania Steel Technologies, a subsidiary of Bethlehem Steel Corporation in Steelton, Pennsylvania. Each of these producers has the capability to produce either standard or premium rail, although neither is equipped to produce rail in 240-foot or 320-foot lengths as we will do. Our rail products will also compete with similar products from a number of high quality integrated and electric furnace steel producers in Europe and Asia, including British Steel, Voest-Alpine Schienen, Nippon Steel and NKK.

      PITTSBORO, INDIANA BAR MILL

      We anticipate that our major competitors for merchant bar, shapes and reinforcing bar product sales, generally within a 500 mile radius of Pittsboro, Indiana, will include Ameristeel plants in Knoxville and Jackson, Tennessee, Marion Steel in Marion, Ohio, North Star Steel plants in St. Paul, Minnesota, Calvert City, Kentucky, and Wilton, Iowa, Nucor Corporation plants in Kankakee, Illinois (formerly Birmingham Steel) and Darlington, South Carolina, and SMI Steel in Cayce, South Carolina.

      We expect that our major competitors for SBQ product sales, likewise within a 500 mile radius of Pittsboro, will include Republic Technologies International of Akron, Ohio, the Timken Company of Canton, Ohio,
Quanex/Macsteel in Jackson, Michigan, North Star Steel in Monroe, Michigan and Ispat/Inland Steel in East Chicago, Indiana.

      NEW MILLENNIUM FACILITY

      New Millennium's main competitors on a national level in the joist business are Vulcraft, a division of Nucor; Canam; and SMI, a division of Commercial Metals. In the steel decking business, New Millennium's main competitors on a national level are Vulcraft; Wheeling Corrugating Co., a division of Wheeling- Pittsburgh Steel Corp.; and United Steel Deck, Inc. New Millennium also has a number of competitors on a regional basis, located in the Upper Midwest, including Canam, Socar and Gooder-Henderson, as well as several local suppliers with facilities located in Pittsburgh, Cleveland, Detroit, Indianapolis, Chicago and Milwaukee.

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

      As it relates to final product quality, electric arc furnace steel producers, such as we, can normally only tolerate a maximum .2% level of residual materials such as non-ferrous metallic contamination from copper, nickel, tin, chromium, and molybdenum, which, once having been dissolved into steel cannot be refined out. In order for the scrap melt to provide this level of quality under present circumstances, the mill must use approximately 60% of "low residual" scrap or an equivalent material. Such low residual scrap generally takes the form of No. 1 dealer bundles, No. 1 factory bundles, busheling, and clips. We may then use various grades of higher residual, and thus less expensive, scrap, which can be blended with low residual scrap to keep within impurity tolerances.

      Many variables impact scrap prices, the most critical of which is U.S. steel production. Generally, as steel demand increases, so does scrap demand and resulting scrap prices. The reverse is also normally but not always true, with scrap prices following steel prices downward where supply exceeds demand. During late 2000, the flood of imported steel, much of it unfairly traded, resulted in sharply reduced new steel production with corresponding decreases in the need for, and thus the price of scrap. This corresponding decrease in the price of scrap mitigated somewhat the impact of sharply declining prices for new steel products during 2000 and 2001 and enabled us to maintain some modest profit margins despite the severe market dislocation. The precipitous decline in scrap prices in 1999 and 2000, however, caused dealers to retain their inventories and to withhold them from sale, thus causing some short-term supply shortages even in the face of a supply/demand inversion at the consumer levels. On the other hand, during the latter part of 2002 and continuing during the first quarter of 2003, the price of scrap has risen sharply upward, largely as a result of foreign scrap demand, particularly from China.

      We believe that the demand for low residual scrap will rise more rapidly than the supply in the coming years, especially with the increased number of electric arc furnace mini-mills, both here and abroad, that have been built or commenced operations in recent years. As a result, in order to maintain an available supply of scrap at competitive market prices, we seek to maintain a strong and dependable source through which to purchase scrap of all grades, including low residual scrap, and have also been attempting to develop our own "captive" scrap substitutes supply.

      Since our inception, we have been able to ensure a stable scrap supply for our Butler mini-mill through a reliable scrap supply agreement with OmniSource Corporation, one of the largest suppliers of scrap in the nation. In August, we entered into a new agreement with OmniSource, effective as of July 1, 2002, which extends through December 31, 2004. Either party may terminate the contract at anytime on or after July 1, 2003, provided that the terminating party gives at least three full calendar months prior notice to the other party. Our new scrap supply agreement extends as well to our Columbia City and Pittsboro facilities.

      SCRAP SUBSTITUTES

      Direct reduced iron, hot briquetted iron and pig iron can substitute for a limited portion of the steel scrap used in electric furnace mini-mill steel production. Historically, we have used a relatively small percentage of scrap substitutes in our melt mix. Generally, we use approximately 15% by weight of scrap substitutes in our melt mix, mainly solid and generally imported pig iron. During 2002, we consumed approximately 417,000 tons of solid pig iron, of the
2.8 million tons of metallics that we used. We also bought minimal quantities of direct reduced iron and hot briquetted iron. All of these scrap substitute purchases were made on the spot market at prevailing market prices.

      We anticipate that if the results of our planned restart of hot briquetted iron and liquid pig iron production at our Butler, Indiana Iron Dynamics Subsidiary is successful, we will begin utilizing all of Iron Dynamics' scrap substitute product output, which, at full production we estimate to be approximately 30,000 tonnes of liquid pig iron per year, in our Butler, Indiana steelmaking operations.

OUR INDUSTRY

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

      During the second half of 2000 and throughout 2001, the U.S. steel industry experienced a severe downward cycle, largely as a result of increased imports of steel at depressed prices, weak economic conditions and excess global steel production capacity. On the other hand, during the first half of 2002, domestic flat-rolled steel prices increased dramatically from historical cyclical lows in 2001. This increase resulted from a number of factors, including (1) a temporary reduction in domestic steel production capacity as a result of certain bankruptcies and shutdowns of other U.S. steel producers, (2) a reduction in imports, driven in part by certain favorable rulings and executive actions with respect to tariffs and quotas on foreign steel, and (3) a brief strengthening of the overall U.S. economy and the need for end-users of steel products to replenish their depleted inventories. The cycle began to turn downward again toward the end of 2002, however, largely as a result of softening product demand brought about by a still weak economy and war concerns, and steel pricing has continued to fall during the first quarter of 2003.

      The U.S. steel industry experienced further change during 2002 as a result of consolidation. International Steel Group added to its acquisition of the bankrupt steel assets of LTV Steel with its acquisition of Acme Steel's assets and its planned acquisition of the assets of Bethlehem Steel. All three of these acquisitions resulted from the prior bankruptcies of the predecessor steel companies. Similarly, U.S. Steel has announced its planned acquisition of the bankrupt assets of National Steel. These and similar developments are causing formerly idled or inefficient production facilities to come back into the market with substantially lower capital costs, with lower renegotiated labor costs, and shorn of many previously burdensome health care and retirement legacy costs and other liabilities. The result of this consolidation, which we expect to continue, is a more competitive and more price sensitive U.S. steel market, with a narrowing of production cost differentials between mini-mills and some of these integrated producers. Moreover, other U.S. steel producers, of the approximately thirty that entered bankruptcy since 1997, may emerge from bankruptcy and continue to operate, after reorganization, with lower cost structures.

ANTI-DUMPING INITIATIVES

      U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, but is also substantially affected by the relative strength of foreign economies and fluctuation in the value of the U.S. dollar against foreign currencies, with steel imports tending to increase when the value of the dollar is strong in relation to foreign currencies. The situation has been exacerbated by reason of a weakening of certain economies, particularly in Eastern Europe, Asia and Latin America. Because of the ownership, control or subsidization of some foreign steel producers by their governments, decisions by such producers with respect to their production, sales and pricing decisions are often influenced to a greater degree by political and economic policy consideration than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. Since 1998, when imports of hot-rolled and cold-rolled products increased 43% compared to the prior year, domestic steel producers, including us, have been adversely affected by illegally "dumped" imported steel. Dumping involves selling a product below cost or for less than in the exporter's home country and is a violation of U.S. trade laws. Most foreign markets are less open than the U.S. market, allowing foreign producers to maintain higher prices in their own markets, while dumping excess production at lower and often subsidized prices into the U.S. market. A number of steel industry anti-dumping initiatives, or trade cases, have been brought in recent years in an attempt to stem the flow of these unlawful imports. Some have been successful and some have not.

      HOT-ROLLED SHEET

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

      While we and the U.S. steel industry benefited from these rulings, with hot-rolled sheet imports from these three countries, which accounted for approximately 70% of 1998's hot-rolled import tonnage, declining by approximately 90%, the benefit was significantly thwarted by the shifting of imports to hot-rolled sheet from countries other than Japan, Russia and Brazil, which increased significantly during 2000. Therefore, in November 2000, we joined three other mini-mills and four integrated producers and filed anti-dumping cases against imports of hot-rolled sheet from 11 countries (Argentina, India, Indonesia, Kazakhstan, the Netherlands, the People's Republic of China, Romania, South Africa, Taiwan, Thailand and Ukraine) and countervailing duty cases against five countries (Argentina, India, Indonesia, South Africa and Thailand). On August 17, 2001, the ITC made final affirmative injury determinations on imports of hot-rolled steel from Argentina and South Africa, and the Department of Commerce imposed anti-dumping duty orders of 40-45% on hot-rolled steel imported from Argentina and 9.3% on hot-rolled steel imported from South Africa. On September 23, 2001, the Department of Commerce issued the following final dumping margins, although these margins are subject to modification from pending litigation: on hot-rolled steel imported from India -- 29-43%, Indonesia -- 48%, Kazakhstan -- 243.5%, the Netherlands -- 3%, China -- 64-91%, Romania -- 17-80%, Taiwan -- 20-29%, Thailand -- 4-20% and Ukraine --
90%. In addition, the Department of Commerce issued the following final countervailing duties on hot-rolled steel imported from the following countries:
India -- 8-32%, Indonesia -- 10%, South Africa -- 6.3% and Thailand -- 2.4%. The ITC made final affirmative injury determinations on these remaining cases in November 2001, and the Department of Commerce imposed anti-dumping duty orders. These orders are supposed to remain in effect for at least five years, although they are subject to annual administrative review and may be shortened. At the end of five years, the ITC will conduct a sunset review, to the extent that any of the foregoing duty orders remain in effect. Of the foregoing final orders by the ITC, only one, involving The Netherlands, was appealed to the Court of International Trade, and the ITC determination was recently upheld. In June 2002, the U.S. granted "market economy" status to Russia, which may enable Russia to more effectively defend itself against future dumping actions on the basis of Russian production costs rather than on the basis of comparison with surrogate country production costs.

      COLD-ROLLED SHEET

      In June 1999, we, together with other domestic producers and the United Steel Workers of America, also filed a complaint with the ITC and the Department of Commerce seeking a determination that cold-rolled steel products from Argentina, Brazil, China, Indonesia, Japan, Slovakia, South Africa, Taiwan, Thailand, Turkey, and Venezuela were being dumped in the U.S. market at below fair market prices. On July 19, 1999, the ITC made unanimous affirmative preliminary determinations of a reasonable indication of injury by reason of such imports. The Department of Commerce announced preliminary dumping determinations, which required the posting of dumping duties in November and December of 1999. In January 2000, the Department of Commerce issued a determination that imports of cold-rolled steel from six of the countries were dumped at margins ranging from 17% to 81%. We were ultimately not successful in these cold-rolled cases, however, and on March 3, 2000 and thereafter, the ITC made negative final injury determinations against these eleven countries, ruling that the industry was not being injured by these imports. These negative outcomes resulted in a resurgence of dumped cold-rolled imports in the second half of 2000 and depressed cold-rolled prices caused by these unfair practices. As a consequence of the approximate 50% increase in imports of cold-rolled sheet steel from 20 countries during the first half of 2001, at prices averaging $50 or more below their 1998 prices that the Department of Commerce had determined at that time to have been dumped, we, together with Nucor, United States Steel, Bethlehem, LTV, National, Weirton and WCI, brought anti-dumping petitions on September 28, 2001 against imports from these 20 countries and countervailing duty petitions against five countries. These countries, including Argentina, Australia, Belgium, Brazil, China, France, Germany, India, Japan, South Korea, the Netherlands, New Zealand, Russia, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey and Venezuela, represented nearly 80% of the imported cold-rolled sheet. In a preliminary ruling in November 2001, the ITC found in favor of the petitioners, and, between March and May 2002, the U.S. Department of Commerce found that these imports had been sold in the United States at less than fair value and that those from Brazil, France and South Korea had also been subsidized. Accordingly, the U.S. Department of Commerce issued various preliminary anti-dumping duty or countervailing duty margin orders directed at most of these countries.

      However, on August 27, 2002, the ITC made a negative injury determination on cold-rolled imports from Australia, India, Japan, Sweden and Thailand, and on October 17, 2002, determined that no material injury or threatened injury resulted from cold-rolled steel under investigation from Argentina, Belgium, Brazil, France, Germany, South Korea, The Netherlands, New Zealand, Russia, South Africa, Spain, Taiwan, Turkey and Venezuela. These negative injury determinations by the ITC had the effect of reversing the U.S. Department of Commerce's imposition of anti-dumping and countervailing duty margins on products of these countries. The steel industry petitioners have appealed these negative injury determinations by the ITC to the Court of International Trade, and briefing is expected to occur between May and September 2003.

      STRUCTURAL STEEL AND RAIL

      In addition to the various hot and cold flat-rolled steel cases, a number of structural steel producers have prosecuted anti-dumping cases against imports of structural steel. In July 1999, Nucor-Yamato, TXI-Chaparral, and Northwestern Steel and Wire filed anti-dumping cases on imports of structural steel products from Germany, Japan, Korea and Spain. Germany and Spain were subsequently dropped from these cases. In April 2000, the Department of Commerce found duties of 32-65% on imports from Japan and 15-45% on imports from Korea. In June 2000, in a 6-0 vote, the ITC found injury, or threat of injury, to the U.S. structural steel industry and the Department of Commerce imposed anti-dumping duty orders. These orders can remain in effect for at least five years, subject, however, to annual administrative review. At the end of five years, the ITC will conduct a sunset review. In May 2001, a coalition of U.S. structural steel beam producers filed anti-dumping petitions with the Department of Commerce and the ITC, alleging that imports of structural steel beams from eight other countries, China, Germany, Italy, Luxembourg, Russia, South Africa, Spain and Taiwan, are being sold at less than fair value and are causing or threatening to cause material injury to the U.S. structural steel beam industry. While the Department of Commerce found that these imports were being sold in the United States at less than fair value, and, therefore, made affirmative dumping findings, the ITC on June 17, 2002 determined that such imports did not materially injure or threaten with material injury an industry in the United States. As a result, the ITC made final negative injury determinations in all such cases, thus ending these investigations without the imposition of duties.

      REBAR

      In July 2000, certain rebar manufacturers filed a petition with the ITC against the dumping of rebar in certain United States markets. In August 2000, the ITC issued a preliminary determination of injury or threatened injury, resulting in an imposition of duties by the U.S. Department of Commerce ranging from 17% to 133% on imports from eight countries. These orders will remain in effect for five years, subject to sunset review as well as the normal annual administrative review that could result in a shortening of the duty orders.

      There are anti-dumping duty and countervailing duty orders against imports of rails from Canada. However, there are currently no Canadian steel makers producing rails. There are no anti-dumping duty or countervailing duty orders outstanding against imports of rails from any other country nor are there any current investigations.

      Although there are a number of additional trade cases pending before the ITC, involving various groups of imported steel products, most rulings, since the March 2002 imposition by President Bush of the Section 201 tariffs described below, have been against the U.S. steel industry regarding incremental duties and tariffs.

SECTION 201 INVESTIGATION

      On June 5, 2001, President Bush announced a three-part program to address the excessive imports of steel that were depressing markets in the United States. The program involves (1) negotiations with foreign governments seeking near-term elimination of inefficient excess steel production capacity throughout the world, (2) negotiations with foreign governments to establish rules that will govern steel trade in the future and eliminate subsidies, and (3) an investigation by the ITC under Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the United States in such quantities as to be a substantial cause of serious injury to the U.S. steel industry. Therefore, on June 22, 2001, the Bush Administration requested that the ITC initiate an investigation under Section 201 of the Trade Act of 1974. Products included in the request were in the following categories, subject to exclusion of certain products:

      (1)   carbon and alloy flat products;

      (2)   carbon and alloy long products;

      (3)   carbon and alloy pipe and tube; and

      (4)   stainless steel and alloy tool steel products.

      HOT-ROLLED, COLD-ROLLED AND COATED STEEL

      On October 22, 2001, in the first step of the three-step Section 201 process, the ITC ruled that approximately 80% of the U.S. steel industry suffered material injury due to imported steel products, including carbon and alloy hot-rolled, cold-rolled, coated and semi-finished slab products, as well as hot rolled bars, reinforcing bars and light shapes. Of the 33 steel products included in the petition brought by the U.S. Trade Representative and President Bush, 12 products, including the products we produce, were affirmed for injury by unanimous 6-0 votes. On December 7, 2001, in the second step of the process, the ITC recommended tariffs of approximately 20%-40% as well as tariff quotas in some cases, and these recommendations were transmitted to President Bush for final action. On March 5, 2002, in the third and final step of the Section 201 process, President Bush imposed a three year tariff of 30% for the first year, 24% for the second year and 18% for the third year on imports of hot-rolled, cold-rolled and coated sheet. He also imposed a tariff of 15% for the first year, 12% for the second year and 9% for the third year on imports of tubular steel products, and a tariff on imported steel slabs of 30%, 24% and 18% in the first, second and third years, respectively, on tons in excess of an annual quota of 5.4 million in 2002, 5.9 million in 2003 and 6.4 million in 2004. North American Free Trade Agreement partners of the United States, principally Canada and Mexico, were excluded from the tariffs, as were "developing countries" which, in the aggregate, account for less than 3% of imported steel. These Section 201 remedies are cumulative with any existing tariffs or quotas in the anti-dumping cases. They are also directed at products rather than the countries that produce those products, thereby providing some import relief even if some steel products find their way to exporting countries not covered by anti-dumping margin or countervailing duty orders.

      The President's decision to implement a Section 201 remedy is not appealable to U.S. courts. However, foreign governments may appeal to the WTO, and the European Union, Japan and other countries prosecuted such appeals. These dispute settlement proceedings at the WTO and further appeals to the Appellate Body of the WTO generally take 15-24 months. The WTO is expected to announce its initial decision on the pending challenges against the Section 201 tariffs by April 2003. However, a country or an importer may request specific exemptions from the operation of a Section 201 tariff, and, to date, more than 800 of such exemption requests have been filed and granted. A second round of exemption requests is currently underway and may result in further product exemptions. Moreover, a number of countries have imposed or threatened to impose various retaliatory tariffs on U.S. steel or other products, and there is intense political pressure from steel consumers to prematurely terminate the Section 201 relief. Accordingly, there is a risk that rulings adverse to the United States or these substantial political pressures could result in the President changing the remedy, granting substantial additional exemptions from the remedy or terminating the remedy entirely prior to the full three years, although any such modification would apply only prospectively.

      STRUCTURAL STEEL AND RAIL

      By a vote of 4-2, the ITC determined on October 22, 2001, that structural steel and rails were not being imported into the United States in such increased quantities as to be a substantial cause of serious injury or the threat of serious injury to the U.S. industry. Consequently, the U.S. structural steel and rail producers are not directly eligible for any relief imposed by the President as a result of the Section 201 investigations. The ITC determined that the U.S. structural steel and rail industry was not seriously injured primarily because of its "double-digit operating margins," and positive performance trends including, increased capacity and shipments, higher employment and new investment. With regard to threat of injury, the ITC found that the existing orders and the pending investigations made future increases in imports unlikely.

      REBAR, MERCHANT BAR AND SBQ PRODUCTS

      President Bush's March 2002 Section 201 order granting tariff relief to various categories of imported steel products included a 15% tariff on rebar and a 30% tariff on various certain merchant and SBQ products.

      As provided by President Bush, however, when he announced the Section 201 action in March 2002, ITC will conduct a mid-term review in the third quarter of 2003 covering all of the product categories covered by the Section 201 orders, and the ITC will then recommend to the President whether to maintain the tariffs, reduce them more quickly or end them prior to their scheduled expiration.

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

      In contrast, mini-mills, such as our Butler mini-mill, our Columbia City mini-mill and our Pittsboro, Indiana mini-mill use an electric arc furnace to directly melt scrap or scrap substitutes, thus entirely eliminating the energy-intensive blast furnace. A mini-mill unifies the melting, casting and the hot-rolling into a continuous process. The melting process begins with the charging of a furnace vessel with scrap steel, carbon and lime, following which the furnace vessel's top is swung into place, electrodes are lowered into the furnace vessel through holes in top of the furnace, and electricity is applied to melt the scrap. The liquid steel is then checked for chemistry and the necessary metallurgical adjustments are made, typically while the steel is still in the melting furnace or, if the plant has a separate staging area for that process (as do our mini-mills), the liquid steel is transported to an area, commonly known as a ladle metallurgy station. From there, the liquid steel is transported to a continuous caster, which consists of a turret, a tundish (a type of reservoir which controls the flow of liquid steel) and a water-cooled copper-lined mold. The liquid steel passes through the continuous caster and exits as an externally solid slab. The slab is then cut to length and proceeds directly into a tunnel furnace, which maintains and equalizes the slab's temperature. After leaving the tunnel furnace, the slab is descaled and then it proceeds into the first stand of a rolling mill operation. In the rolling process, the steel is progressively reduced in thickness. The final product is wound into coil and may be sold either directly to end-users or to intermediate steel processors or service centers, where it may be pickled, cold-rolled, annealed, tempered or galvanized.

      As a group, mini-mills have historically been characterized by lower costs of production and higher productivity than integrated mills. This is due, in part, to lower capital costs and to lower operating costs resulting from their streamlined melting process and smaller, more efficient plant layouts. Moreover, mini-mills have tended to employ a management culture, such as ours, that emphasizes flexible, incentive-oriented non-union labor practices and have tended to be more willing to adapt to newer and more innovative management styles that encourage decentralized decision-making. The smaller plant size of a mini-mill also permits greater flexibility in the choice of location for the mini-mill in order to optimize access to scrap supply, energy costs, infrastructure and markets, as is the case with our Butler mini-mill. Furthermore, a mini-mill's more efficient plant size and layout, which incorporates the melt shop, metallurgical station, casting, and rolling in a unified continuous flow under the same roof, have reduced or eliminated costly re-handling and re-heating of partially finished product. They have also adapted quickly to the use of new and cost-effective equipment, thereby translating technological advances in the industry into efficient production. However, as a result of the movement toward steel industry consolidation, coupled with the emergence from bankruptcy of previously inefficient and high capital cost and high operating cost steelmaking assets, under new ownership, with renegotiated and less burdensome labor contracts, the cost differences between mini-mills and some integrated mill consolidators have begun to narrow. Moreover, during periods of high scrap material costs, integrated mills that produce their own blast furnace iron and are not as dependent as mini-mills upon scrap for the bulk of their melt mix, may actually experience lower raw material metallic costs than mini-mills.

THE FLAT-ROLL STEEL MARKET

      The flat-roll steel market represents the largest steel product group, accounting for an average of 64% of total U.S. steel shipments from 1997 to 2001. Flat-rolled products consist of hot-rolled, cold-rolled and coated sheet and coil.

      The following table shows the U.S. shipments of flat-rolled steel, in net tons, by hot-rolled, cold-rolled and coated production, as reported by the American Iron and Steel Institute, for the five years from 1997 through 2001.

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                 1997    1998    1999    2000    2001
                                                 ----    ----    ----    ----    ----
                                                       (MILLIONS OF NET TONS)
U.S. SHIPMENTS:
Hot-Rolled(1) ................................   29.0    25.3    27.7    29.3     27.8]
Cold-Rolled(2) ...............................   15.2    15.8    16.8    18.0     14.8]
Coated(3) ....................................   22.0    22.8    24.3    23.9     22.2]
                                                 ----    ----    ----    ----     ----
     Total ...................................   66.2    64.0    68.8    71.2     64.8
                                                 ====    ====    ====    ====     ====
Percentage of Total U.S. Steel Shipments .....     63%     62%     65%     65%      66%

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

THE STRUCTURAL STEEL MARKET

      The structural steel market is a relatively small part of total U.S. steel shipments. In 1999, 2000 and 2001, structural steel shipments were 5.7 million tons, 6.7 million tons and 6.4 million tons, respectively, and averaging 6% of the total steel market during these three years. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials, which has occurred at a relatively constant rate of 50% over the five years from 1997 through 2001.

THE RAIL MARKET

      Rail shipments in 2000 and 2001 were approximately 810,000 tons and 644,000 tons, respectively, with standard rail averaging 80% of the market over 1999, 2000 and 2001 and premium or head-hardened rail averaging 20% over 1999, 2000 and 2001. Increased rail hardness results in a longer lasting product and is achieved by quenching hot rail with either air or water or by changing rail chemistry through the addition of alloys. Harder rail is more costly. Rail is produced in or imported into the U.S. and Canadian markets in standard lengths of 39 to 80 feet, mainly due to the limitations of existing North American rail production equipment and plant layouts, as well as the size limitations of ocean freighters with respect to imports. As a result, in order to produce the 1,600-foot rail "strings" desired by railroads, 20 80-foot rail sections are required to be welded together. Each weld is costly to make and adds installation and periodic maintenance costs.

      Of the total annual shipments of rail in 2000, approximately 75% was produced by the two remaining U.S. rail producers and 25% was imported, mainly from Japan and from Europe. There are currently no Canadian rail producers.

THE MARKET FOR REBAR, MERCHANT BAR AND SBQ PRODUCTS

      According to data reported by the American Iron and Steel Institute, or A.I.S.I., apparent rebar supply in the United States was approximately 8 million tons in each of 2000 and 2001, and apparent merchant bar supply, typically defined as ASTM A36 round, square or flat bar with a major dimension less than 3 inches, was approximately 2 million tons nationally for each of 2000 and 2001. According to the A.I.S.I., apparent supply of light structural shapes, also characterized by a major dimension of less than 3 inches, average approximately 4 million tons annually for each of the foregoing two years.

      Accordingly to A.I.S.I. data, apparent SBQ supply has averaged approximately 7 million tons nationally over the 2000 and 2001 period.

ENERGY RESOURCES

      ELECTRICITY

      With respect to our Butler mini-mill, our electric service contract with American Electric Power extends through December 31, 2007. The contract designates only 152 hours as "interruptible service" during 2003 and these interruptible hours further decrease annually through expiration of the agreement. The contract also provides that the circumstances necessary to warrant any hours of service interruptions must be of an emergency nature and not related to price and demand. The contract also establishes an agreed fixed rate for the rest of our electrical usage. Interruptible service subjects us to the risk of interruption at any time in the operation of the AEP system, whether as a result of an AEP peak demand, or even if AEP were able to obtain a higher market price from an alternate buyer.

      With respect to our Columbia City structural steel and rail mini-mill, the plant site is located within the service territory of Northeast Indiana R.E.M.C., a rural electric cooperative and a member of the Wabash Valley Power Association. We have not yet finalized any electricity supply arrangements for this mini-mill, but, once finalized, we will be required to arrange power transmission over lines owned by American Electric Power.

      With respect to our Pittsboro, Indiana bar mill, the plant is located within the service territory claimed by Cinergy, formerly known as Public Service of Indiana. We do not as yet have an electricity supply arrangement for this mini-mill and are currently in negotiations with Cinergy with respect to this matter.

      GAS

      We use approximately 9,000 to 11,000 decatherms of natural gas per day in our Butler flat-roll mini-mill. A decatherm is equivalent to 1 million BTUs or 1,000 cubic feet of natural gas. We have a delivery contract on the Panhandle Eastern Pipeline that extends through April 2008 relating to our Butler mini-mill. We also have a delivery contract with NIPSCO/NIFL/Crossroads that extends through October 2005 relating to our Butler mini-mill. We maintain a liquid propane storage facility on site in Butler with sufficient reserves to sustain operations at our flat-roll mini-mill for approximately one week in the event of an interruption in the natural gas supply.

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

      With respect to our Pittsboro, Indiana bar mill, we are currently reviewing but have not yet finalized our gas purchase and transportation arrangements.

      OTHER

      We use oxygen, nitrogen, hydrogen and argon for production purposes, which for our Butler mini-mill, we purchase from the adjacent plant of Air Products and Chemicals, Inc. Air Products uses its plant not only to supply us but also to provide oxygen and other gases to other industrial customers. As a result, we have been able to effect very favorable oxygen and other gas purchase prices on the basis of Air Products' volume production. Praxair, Inc. has built a similar facility within our Columbia City mini-mill. Praxair will be a captive facility to our Columbia City mini-mill. Air Liquide built a plant adjacent to our Pittsboro, Indiana bar mill, under an arrangement with the previous owners of the mill, and we are in the process of negotiating a new contract with Air Liquide to determine whether we will be supplied by that facility or will make arrangements for an alternative source of supply.

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

ENVIRONMENTAL MATTERS

      Our operations are subject to substantial and evolving local, state and federal environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water and to sewer systems, noise control and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. In particular, we are dependent upon both state and federal permits regulating discharges into the air or into the water in order to be permitted to operate our facilities. We believe that in all current respects our facilities are in material compliance with all provisions of federal and state laws concerning the environment and we do not believe that future compliance with such provisions will have a material adverse effect on our results of operations, cash flows or financial condition. We have applied to the Indiana Department of Environmental Management for the issuance of a new air permit for our Pittsboro, Indiana bar mill, and we anticipate that it will be issued in time for us to be able to commence production, as planned, in the first quarter of 2004.

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

      Pursuant to the Resource Conservation and Recovery Act, or RCRA, which governs the treatment, handling and disposal of solid and hazardous wastes, the United States Environmental Protection Agency, or U.S. EPA, and authorized state environmental agencies conduct inspections of RCRA regulated facilities to identify areas where there may have been releases of solid or hazardous constituents into the environment and require the facilities to take corrective action to remediate any such releases. RCRA also allows citizens to bring certain suits against regulated facilities for potential damages and clean up. Our steelmaking facilities are subject to RCRA. Our manufacturing operations produce various by-products, some of which, for example, are electric arc furnace or EAF dust, are categorized as industrial or hazardous waste, requiring special handling for disposal or for the recovery of metallics. We collect such by-products in approved baghouses and other facilities, but we are also examining alternative reclamation technologies to recycle some of these products. The Iron Dynamics scrap substitute process is an example of such an alternative. While we cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action at these facilities, the costs of which could be substantial.

      Under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the U.S. EPA and, in some instances, private parties have the authority to impose joint and several liability for the remediation of contaminated properties upon generators of waste, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. Many states, including Indiana, have statutes and regulatory authorities similar to CERCLA and to the U.S. EPA. We have a number of waste handling agreements with various contractors, including a hazardous waste disposal agreement with Envirosafe Services of Ohio, Inc. to properly dispose of our electric arc furnace dust and certain other waste products of steelmaking. However, we cannot assure you that, even if there has been no fault by us, we may not still be cited as a waste generator by reason of an environmental clean up at a site to which our waste products were transported.

      In addition to RCRA and CERCLA, there are a number of other environmental, health and safety laws and regulations that apply to our facilities and may affect our operations.

EMPLOYEES

      Our work force consisted of 869 employees at December 31, 2002, excluding employees then employed by New Millennium. This figure does not include employees that will eventually be employed, once operational, at our newly acquired Pittsboro, Indiana bar mill and our newly acquired galvanizing facility in Jeffersonville, Indiana. None of Steel Dynamics' or New Millennium's employees are represented by labor unions. We believe that our relationship with our employees is good.

RISK FACTORS

      The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

      Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

RISKS RELATED TO OUR INDUSTRY

      IN RECENT YEARS, IMPORTS OF STEEL INTO THE UNITED STATES HAVE ADVERSELY AFFECTED, AND MAY AGAIN ADVERSELY AFFECT, U.S. STEEL PRICES, WHICH WOULD IMPACT OUR SALES, MARGINS AND PROFITABILITY

      Excessive imports of steel into the United States have in recent years, and may again in the future, exert downward pressure on U.S. steel prices and significantly reduce our sales, margins and profitability. U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, but it has greatly increased as a result of an excess of foreign steelmaking capacity and a weakening of certain foreign economies, particularly in Eastern Europe, Asia and Latin America. The economic difficulties in these countries have resulted in lower local demand for steel products and have tended to encourage greater steel exports to the United States at depressed prices.

      In addition, we believe the downward pressure on, and depressed levels of, U.S. steel prices in recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. For example, between 1998 and 2001, when imports of hot-rolled and cold-rolled products increased dramatically, domestic steel producers, including us, were adversely affected by unfairly priced or "dumped" imported steel. Even though various protective actions taken by the U.S. government during 2001, including the enactment of various steel import quotas and tariffs, have resulted in an abatement of some steel imports during 2002, these protective measures are only temporary. When these measures expire or if they are relaxed, or if increasingly higher U.S. steel prices enable foreign steelmakers to export their steel products into the United States even with the presence of tariffs, the resurgence of substantial imports of foreign steel could again create downward pressure on U.S. steel prices. In addition, domestic steel companies, as well as labor unions, have filed complaints with the International Trade Commission and the U.S. Department of Commerce against certain hot-rolled, cold-rolled and structural steel imports. In June of 2002, the ITC made final negative injury determinations in cases relating to structural steel imports from China, Germany, Italy, Luxembourg, Russia, South Africa, Spain and Taiwan. In addition, in August and October of 2002, the ITC also made final negative injury determinations in all outstanding cases relating to cold-rolled steel, thus ending the investigations without the imposition of duties. These negative determinations may increase the amount of cold-rolled and structural steel imports into the United States and may create further downward pressure on U.S. steel prices. In June of 2002, the United States granted "market economy" status to Russia, which may enable Russia to more effectively defend itself against dumping actions and increase the risk that Russia in the future may dump steel into the U.S. market, which may adversely affect U.S. steel prices.

      INTENSE COMPETITION AND EXCESS GLOBAL CAPACITY IN THE STEEL INDUSTRY MAY CONTINUE TO EXERT DOWNWARD PRESSURE ON OUR PRICING

      We may not be able to compete effectively in the future as a result of intense competition. Competition within the steel industry, both domestically and worldwide, is intense and it is expected to remain so. We compete primarily on the basis of (1) price, (2) quality and (3) the ability to meet our customers' product needs and delivery schedules. Our primary competitors are other mini-mills, which may have cost structures and management cultures more similar to ours than integrated mills. We also compete with many integrated producers of hot-rolled, cold-rolled and coated products, many of which are larger and have substantially greater capital resources. The highly competitive nature of the industry, in part, exerts downward pressure on prices for some of our products. Further, over the past few years, approximately 30 domestic steel producers have entered bankruptcy proceedings. In some cases, these previously marginal producers have been able to emerge from bankruptcy reorganization with lower and more competitive cost structures. In other cases, steelmaking assets have been sold through bankruptcy proceedings to other steelmakers or to new companies, at greatly depressed prices and free of many previously burdensome operating costs and liabilities. The reemergence of these producers or their successors may further increase the competitive environment in the steel industry and contribute to price declines. In the case of certain product applications, steel competes with other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete.

      In addition, global overcapacity in steel manufacturing and its negative impact on U.S. steel pricing are likely to continue to persist and could have a negative impact on our sales, margins and profitability. The U.S. steel industry continues to be adversely impacted by excess global steel manufacturing capacity. Over the last decade, the construction of new mini-mills, expansion and improved production efficiencies of some integrated mills and substantial expansion of foreign steel capacity have all led to the excess of manufacturing capacity. Increasingly, this overcapacity, combined with the high levels of steel imports into the United States, has exerted downward pressure on domestic steel prices, including the prices of our products, and has resulted in, at times, a dramatic narrowing, or with many companies the elimination, of gross margins.

      THE POSITIVE EFFECTS OF PRESIDENT BUSH'S MARCH 5, 2002 ORDER IN CONTRIBUTING TO THE REDUCTION OF EXCESSIVE IMPORTS OF STEEL INTO THE UNITED STATES MAY BE LESSENED IF THERE ARE SUCCESSFUL APPEALS TO THE WORLD TRADE ORGANIZATION BY THE EXPORTING COUNTRIES OR IF DOMESTIC OR INTERNATIONAL POLITICAL PRESSURE RESULTS IN A RELAXATION OF, OR SUBSTANTIAL EXEMPTIONS FROM, THE TARIFFS CONTAINED IN THE ORDER

      If the amount, scope or duration of the Section 201 orders are lessened or adversely changed, it could lead to a resurgence of flat-rolled steel imports, an increase of steel slab imports and/or an increase in welded pipe and tube imports. Any of these results would again put downward pressure on U.S. flat-rolled prices which would negatively impact our sales, margins and profitability. On June 22, 2001, the Bush Administration requested that the International Trade Commission, or ITC, initiate an investigation under Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the United States in such quantities as to be a substantial cause of serious injury to the U.S. steel industry. In October 2001, the ITC found "serious injury" due to imports of steel products, including the products we manufacture, and in December 2001, the ITC recommended that the President impose tariffs of approximately 20%-40%, as well as tariff quotas in connection with certain products such as steel slabs. On March 5, 2002, President Bush, among other actions, imposed a three year tariff of 30% for the first year, 24% for the second year and 18% for the third year on imports of hot-rolled, cold-rolled and coated sheet, as well as on imports of steel slabs in excess of a specified annual quota. North American Free Trade Agreement partners of the United States, principally Canada and Mexico, are excluded from these tariffs, as are "developing countries" that account for less than 3% of imported steel. Increased imports from these excluded countries may reduce the benefit from these tariffs to U.S. steel producers, including us.

      Imports of flat-rolled steel have declined, in part, due to the imposition of dumping duties that have been imposed on certain imports of foreign steel, and, in part, due to the imposition of significant tariffs as a result of this
Section 201 action. These events have, in part, allowed us to begin restoring prices on flat-rolled products. While the President's decision to implement a
Section 201 remedy is not appealable to U.S. courts, foreign governments may appeal, and some have appealed, to the World Trade Organization, or WTO. The European Union, Japan and other countries are currently prosecuting such appeals. These dispute settlement proceedings at the WTO and further appeals to the Appellate Body of the WTO generally take 15-24 months. These appeals were filed in April of 2002 and may be concluded by the end of 2003. Moreover, a number of affected countries have threatened to impose various retaliatory tariffs on U.S. steel or other products or have sought various product exemptions from the imposition of the tariffs. Accordingly, there is a risk that rulings adverse to the United States or substantial political pressures could result in the President changing the remedy, granting substantial exemptions from the remedy, or terminating the remedy entirely prior to the full three years, although any such modification would apply only prospectively.

      OUR LEVEL OF PRODUCTION AND OUR SALES AND EARNINGS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AS A RESULT OF THE CYCLICAL NATURE OF THE STEEL INDUSTRY AND THE INDUSTRIES WE SERVE

      The price of steel and steel products may fluctuate significantly due to many factors beyond our control. This fluctuation directly affects the levels of our production and our sales and earnings. The steel industry is highly cyclical, sensitive to general economic conditions and dependent on the condition of certain other industries. The demand for steel products is generally affected by macroeconomic fluctuations in the United States and global economies in which steel companies sell their products. For example, future economic downturns, stagnant economies or currency fluctuations in the United States or globally could decrease the demand for our products or increase the amount of imports of steel into the United States either event of which would decrease our sales, margins and profitability.

      In addition, a disruption or downturn in the automotive, oil and gas, gas transmission, construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries could negatively impact our financial condition, production, sales, margins and earnings. We are also particularly sensitive to trends and events, including strikes and labor unrest that may impact these industries. These industries are significant markets for our products and are themselves highly cyclical.

RISKS RELATED TO OUR BUSINESS

      TECHNOLOGY, OPERATING AND START-UP RISKS ASSOCIATED WITH OUR IRON DYNAMICS SCRAP SUBSTITUTE PROJECT MAY PREVENT US FROM REALIZING THE ANTICIPATED BENEFITS FROM THIS PROJECT AND COULD RESULT IN A LOSS OF OUR INVESTMENT

      If we abandon our Iron Dynamics project, or if its process does not succeed, we will not be able to realize the expected benefits of this project and will suffer the loss of our entire investment. As of December 31, 2002, our investment in the Iron Dynamics project was $160 million. Since 1997, our wholly-owned subsidiary, Iron Dynamics, has tried to develop and commercialize a pioneering process of producing a virgin form of iron that might serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. This scrap substitute project is the first of its kind. It involves processes that are based on various technical assumptions and new applications of technologies that have yet to be commercially proven. Since our initial start-up in August 1999, we have encountered a number of difficulties associated with major pieces of equipment and with operating processes and systems. Throughout the latter part of each of 1999 and 2000, our Iron Dynamics facility was shut down. During these shut downs, we engaged in time consuming and expensive redesign, re-engineering, reconstruction and retrofitting of major pieces of equipment, systems and processes. As a result, the Iron Dynamics project has taken considerably longer and has required us to expend considerably greater resources than originally anticipated. While we made significant progress during these shut downs in correcting various technical and other deficiencies, we have not yet been successful in achieving the results necessary to bring production output up and product costs down to the point of being commercially competitive. In February 2001, we re-started operations at our Iron Dynamics facility. However, in July 2001, we suspended these operations again, with no specific date set for resumption of operations. This shut down was a result of:

      (1)   higher than expected start-up and process refinement costs;

      (2)   then prevailing exceptionally high energy costs;

      (3) low production quantities then being achieved at the Iron Dynamics facility; and

      (4)   historically low steel scrap pricing.

      These factors made the cost of producing and using Iron Dynamics scrap substitute at our flat-roll mini-mill higher than our cost of purchasing and using steel scrap. Furthermore, we believe that, even with additional development and refinement to the equipment, technology systems and processes, the Iron Dynamics facility may only be able to achieve monthly output levels between 75%-85% of our original estimates, resulting in higher unit costs than originally planned. We currently estimate that these additional developments and refinements will cost approximately $14 million. On July 10, 2002, we announced that we would begin experimental production trials in the fourth quarter of 2002. During the fourth quarter of 2002, we successfully completed certain trials. On February 24, 2003, we announced that we have made plans to restart our ironmaking operations during the second half of 2002. If the results of this restart indicate that we will be able to produce liquid pig iron in sufficient quantities and at a cost to be competitive with purchased pig iron, we could begin commercial production in late 2003. However, Iron Dynamics may never become commercially operational.

      In addition, while we remain optimistic that the remaining start-up difficulties with the equipment, technology, systems and processes can be resolved, our Iron Dynamics facility may not be able to consistently operate or be able to produce steel scrap substitute material in the quantities that will enable it to be cost competitive. Moreover, in connection with any restart of operations, our Iron Dynamics facility may experience additional shutdowns or equipment failures and such shutdowns or failures may have a material adverse impact on our liquidity cost structure and earnings.

      WE MAY BE DELAYED IN THE CONSTRUCTION AND START-UP OF OUR PITTSBORO, INDIANA MINI-MILL

      On September 6, 2002, we purchased, through our wholly owned subsidiary, Dynamic Bar Products, LLC, Qualitech Steel SBQ LLC's special bar quality mini-mill assets located in Pittsboro, Indiana. We paid $45 million for these assets, and we have announced plans to invest between $70 to $75 million in plant upgrades and retrofitting to convert the facility from one capable of producing only special bar quality steel products to a facility capable of producing merchant bars and shapes and reinforcing bar products.

      It may cost more than the $70 to $75 million we estimate is required to convert the Pittsboro mini-mill into a mini-mill for the production of merchant and reinforcing bar. We are also subject to regulatory approval and to construction and start-up delays and operational risks associated with the start-up of a new mini-mill, either in the Pittsboro mini-mill's present configuration or in connection with its conversion. The factors could result in materially greater operating costs than we initially expected. We may also be delayed either as a result of other unforeseen circumstances or events beyond our control.

      A SUBSTANTIAL PORTION OF OUR FLAT-ROLLED PRODUCTS ARE SOLD ON THE SPOT MARKET, AND THEREFORE, OUR SALES, MARGINS AND EARNINGS ARE NEGATIVELY IMPACTED BY DECREASES IN DOMESTIC FLAT-ROLLED STEEL PRICES

      Our sales, margins and earnings are negatively impacted by decreases in domestic flat-rolled steel prices since a significant portion of our flat-rolled products are sold on the spot market. As a result, we are vulnerable to downturns in the domestic flat-rolled steel market. For the three year period ended December 31, 2002, approximately 80% of our flat-roll products were sold on the spot market under contracts with terms of twelve months or less.

      WEAKNESS IN THE AUTOMOTIVE INDUSTRY WOULD RESULT IN A SUBSTANTIAL REDUCTION IN DEMAND FOR OUR PRODUCTS

      A prolonged weakness in the automotive industry would reduce the demand for our products and decrease our sales. In addition, if automobile manufacturers choose to incorporate more plastics, aluminum and other steel substitutes in their automobiles, it could reduce demand for our products. Our sales and earnings fluctuate due to the cyclical nature of the automotive industry. The cyclical nature of the automotive industry is affected by such things as the level of consumer spending, the strength or weakness of the U.S. dollar and the impact of international trade and various factors, such as labor unrest and the availability of raw materials, which affect the ability of the automotive industry to actually build cars. While we do not presently sell a material portion of our steel production directly to the automotive market, a substantial portion of our sales to the intermediate steel processor and service center market is resold to various companies in the automotive industry.

      WE MAY BE UNABLE TO PASS ON INCREASES IN THE COST OF SCRAP AND OTHER RAW MATERIALS TO OUR CUSTOMERS WHICH WOULD REDUCE OUR EARNINGS

      If we are unable to pass on higher scrap and other raw material costs to our customers we will be less profitable. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in scrap and other raw material prices. Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly, are currently relatively high, may continue to vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. In addition, our operations require substantial amounts of other raw materials, including various types of pig iron, alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions.

      WE HAVE PRIMARILY RELIED UPON ONE SUPPLIER TO MEET OUR STEEL SCRAP REQUIREMENTS

      Since our inception, we have had a scrap supply relationship with OmniSource Corporation, one of the largest scrap processors and brokers in the Midwest, for our supply of steel scrap. Our current agreement with OmniSource expires on December 31, 2004. However, we or OmniSource may terminate the agreement at any time on or after July 1, 2003. If the contract terminates for any reason, we would have to find another supplier for steel scrap or develop our own scrap purchasing capability. We may be unable to secure substitute arrangements for steel scrap on the same or better terms as those in our contract with OmniSource. In addition, if our contract is adversely changed for any reason, we may experience an increase in our cost of goods sold.

      For the years ended December 31, 2001 and 2002, we purchased 1.5 million tons and 2.1 million tons, respectively, of steel scrap and scrap substitutes from OmniSource which represented approximately 87% and 82%, respectively, of our total scrap tons purchased during those periods.

      THERE MAY BE POTENTIAL CONFLICTS OF INTEREST WITH REGARD TO OUR RELATIONSHIP WITH OMNISOURCE

      With respect to any dispute between us and OmniSource involving our existing contract, including its remaining term, any future contract, or in connection with the terms of any commercial transaction, OmniSource may be viewed as having a conflict of interest between what it perceives as being best for itself as a seller of scrap and what is best for us as a buyer of scrap. We may not be able to resolve potential conflicts and if we do resolve them, we may receive a less favorable resolution since we are dealing with OmniSource rather than an unaffiliated person. The chief operating officer of OmniSource is also a member of our board of directors and is a stockholder of Steel Dynamics. This person has obligations to us as well as to OmniSource and may have conflicts of interest with respect to matters potentially or actually involving or affecting us and OmniSource. OmniSource also supplies scrap to many other customers, including other steel mills.

      WE RELY UPON A SMALL NUMBER OF MAJOR CUSTOMERS FOR A SUBSTANTIAL PERCENTAGE OF OUR SALES

      A loss of any large customer or group of customers could materially reduce our sales and earnings. We have substantial business relationships with a few large customers. For the years ended December 31, 2001 and 2002, our Butler mini-mill's top ten customers accounted for approximately 48% and 54% of our total net sales, respectively. During those periods, our largest customer, Heidtman, accounted for approximately 18% and 17% of our total net sales. We expect to continue to depend upon a small number of customers for a significant percentage of our total net sales, and cannot assure you that any of them will continue to purchase steel from us.

      THERE MAY BE POTENTIAL CONFLICTS OF INTEREST WITH REGARD TO OUR RELATIONSHIP WITH HEIDTMAN STEEL PRODUCTS, INC.

      If a dispute arises between us and Heidtman, we may be viewed as having a conflict of interest. What is best for Heidtman as a buyer and what is best for us as a product seller may be at odds. We may be unable to resolve potential conflicts. If we do resolve them, we may receive a less favorable resolution since we are dealing with Heidtman rather than an unaffiliated person. Heidtman is an affiliate of one of our large stockholders and its president and chief executive officer serves as one of our directors. This person has obligations to us as well as to Heidtman and may have conflicts of interest with respect to matters potentially or actually involving or affecting us and Heidtman.

      UNEXPECTED EQUIPMENT FAILURES MAY LEAD TO PRODUCTION CURTAILMENTS OR SHUTDOWNS

      Interruptions in our production capabilities will inevitably increase our production costs, and reduce our sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures.

      WE DEPEND HEAVILY ON OUR SENIOR MANAGEMENT AND WE MAY BE UNABLE TO REPLACE KEY EXECUTIVES IF THEY LEAVE

      The loss of the services of one or more members of our senior management team or our inability to attract, retain and maintain additional senior management personnel could harm our business, financial condition, results of operations and future prospects. Our senior management founded our company, pioneered the development of thin-slab, flat-rolled technology and directed the construction of our Butler mini-mill and Columbia City structural mini-mill. Our operations and prospects depend in large part on the performance of our senior management team, including Keith E. Busse, president and chief executive officer, Mark D. Millett, vice president and general manager of our flat-roll division, Richard P. Teets, Jr., vice president and general manager of our structural division, Tracy L. Shellabarger, vice president and chief financial officer and John W. Nolan, vice president, sales and marketing. Although these senior managers have each been employees and stockholders of Steel Dynamics for more than seven years, these individuals may not remain with us as employees. In addition, we may not be able to find qualified replacements for any of these individuals if their services are no longer available. We do not have key man insurance on any of these individuals.

      WE MAY FACE RISKS ASSOCIATED WITH THE IMPLEMENTATION OF OUR GROWTH
      STRATEGY

      Our growth strategy subjects us to various risks. As part of our growth strategy, we may expand our existing facilities, build additional plants, acquire other businesses and steel assets, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

      - the difficulty of competing for acquisitions and other growth opportunities with companies having materially greater financial resources than ours;

      - the difficulty of integrating the acquired operations and personnel into our existing business;

      -     the potential disruption of our ongoing business;

      -     the diversion of resources;

      - the inability of management to maintain uniform standards, controls, procedures and polices;

      -     the difficulty of managing the growth of a larger company;

      -     the risk of entering markets in which we have little experience;

      - the risk of becoming involved in labor, commercial, or regulatory disputes or litigation related to the new enterprise;

      - the risk of contractual or operational liability to our venture participants or to third parties as a result of our participation;

      - the inability to work efficiently with joint venture or strategic alliance partners; and

      - the difficulties of terminating joint ventures or strategic alliances.

      These transactions might be required for us to remain competitive, but we may not be able to complete any such transactions on favorable terms or obtain financing, if necessary, for such transactions on favorable terms. Future transactions may not improve our competitive position and business prospects as anticipated, and if they do not, our sales and earnings may be significantly reduced.

      ENVIRONMENTAL REGULATION IMPOSES SUBSTANTIAL COSTS AND LIMITATIONS ON OUR OPERATIONS

      We are subject to the risk of substantial environmental liability and limitations on our operations brought about by the requirements of environmental laws and regulations. We are subject to various federal, state and local environmental, health and safety laws and regulations concerning such issues as air emissions, wastewater discharges, solid and hazardous waste handling and disposal, and the investigation and remediation of contamination. These laws and regulations are increasingly stringent. While we believe that our facilities are and will continue to be in material compliance with all applicable environmental laws and regulations, the risks of substantial costs and liabilities related to compliance with such laws and regulations are an inherent part of our business. Although we are not currently involved in any remediation activities, it is possible that future conditions may develop, arise or be discovered that create substantial environmental remediation liabilities and costs. For example, our steelmaking operations produce certain waste products, such as electric arc furnace dust, which are classified as hazardous waste and must be properly disposed of under applicable environmental laws. These laws can impose clean up liability on generators of hazardous waste and other substances that are shipped off-site for disposal, regardless of fault or the legality of the disposal activities. Other laws may require us to investigate and remediate contamination at our properties, including contamination that was caused in whole or in part by third parties. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of doing so have been included within our budgeted cost estimates, it is possible that such compliance will prove to be more limiting and costly than anticipated. In addition, we need to obtain the air permit for our coil coating facility at our Butler mini-mill, which we expect to be issued in the near future, and the air permit for our Pittsboro mini-mill for which we have yet to make an application. There is no guarantee that we will obtain these permits and any failure to do so could adversely affect our business.

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

RISKS RELATED TO OUR COMPANY

      WE HAVE SUBSTANTIAL INDEBTEDNESS AND DEBT SERVICE REQUIREMENTS WHICH LIMITS OUR FINANCIAL AND OPERATING FLEXIBILITY

      As of December 31, 2002, we had indebtedness of $179 million under our senior secured credit facility, $200 million in connection with our 9 1/2% senior notes due 2009, and $100 million in connection with our 4% convertible subordinated notes due 2012. On January 3, 2003, the initial purchasers of our 4% convertible subordinated notes exercised their right to purchase an additional $15 million of the notes.

      Our substantial indebtedness limits our financial and operating flexibility. For example, it could:

      - make it more difficult to satisfy our obligations with respect to our debt, including our various notes;

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

      -     limit our ability to adjust rapidly to changing market conditions;
            and

      - increase our vulnerability to downturns in general economic conditions or in our business.

      Our ability to satisfy our debt obligations will depend upon our future operating performance, which in turn will depend upon the successful implementation of our strategy and upon financial, competitive, regulatory, technical and other factors, many of which are beyond our control. If we are not able to generate sufficient cash from operations to make payments under our credit agreements or to meet our other debt service obligations, we will need to refinance our indebtedness. Our ability to obtain such financing will depend upon our financial condition at the time, the restrictions in the agreements governing our indebtedness and other factors, including general market and economic conditions. If such refinancing were not possible, we could be forced to dispose of assets at unfavorable prices. Even if we could obtain such financing, we cannot be sure that it would be on terms that are favorable to us. In addition, we could default on our debt obligations.

      OUR SENIOR SECURED CREDIT AGREEMENT AND THE INDENTURE RELATING TO OUR
      9 1/2% SENIOR NOTES DUE 2009 CONTAIN RESTRICTIVE COVENANTS THAT MAY LIMIT OUR FLEXIBILITY

      Restrictions and covenants in our existing debt agreements, including our senior secured credit agreement and the indenture relating to our 9 1/2% senior notes due 2009, and any future financing agreements, may impair our ability to finance future operations or capital needs or to engage in other business activities. Specifically, these agreements will restrict our ability to:

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

      A breach of any of the restrictions or covenants in our debt agreements could cause a default under our senior secured credit agreement, other debt or the notes. A significant portion of our indebtedness then may become immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments, including payments on the notes.

      WE MAY NOT HAVE SUFFICIENT CASH FLOW TO MAKE PAYMENTS ON OUR NOTES AND OUR OTHER DEBT

      Our ability to pay principal and interest on our various notes and on our other debt and to fund our planned capital expenditures depends on our future operating performance. Our future operating performance is subject to a number of risks and uncertainties that are often beyond our control, including general economic conditions and financial, competitive, regulatory and environmental factors. For a discussion of some of these risks and uncertainties, please see "Risk Factors -- Risks Related to Our Business." Consequently, we may not have sufficient cash flow to meet our liquidity needs, including making payments on our indebtedness.

      If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our various notes or on our other debt, we may have to sell assets, seek additional capital or restructure or refinance our debt. If we are required to do that, the terms of our debt may not allow for these alternative measures, even if permitted, such measures might not satisfy our scheduled debt service obligations.

      If we cannot make scheduled payments on our debt:

      - our debtholders could declare all outstanding principal and interest to be due and payable;

      - the lenders under our senior secured credit agreement could terminate their commitments and commence foreclosure proceedings against our assets; and

      -     we could be forced into bankruptcy or liquidation.

      -     you could lose all or part of your investment in the notes.

      DESPITE OUR SUBSTANTIAL INDEBTEDNESS, WE MAY STILL INCUR SIGNIFICANTLY MORE DEBT, WHICH COULD FURTHER INCREASE THE RISKS DESCRIBED ABOVE

      The terms of our senior secured credit agreement and the indentures related to our 4% convertible subordinated notes due 2012 and our 9 1/2% senior notes due 2009 do not prohibit us or our subsidiaries from incurring additional indebtedness in the future. Any additional debt could be senior to the notes and could increase the risks described above.

      OUR STOCK PRICE MAY BE VOLATILE AND COULD DECLINE SUBSTANTIALLY

      Our stock price may decline substantially as a result of the volatile nature of the stock market and other factors beyond our control. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including:

   - our operating results failing to meet the expectations of securities analysts or investors in any quarter;

   -  downward revisions in securities analysts' estimates;

   -  material announcements by us or our competitors;

   -  public sales of a substantial number of shares of our common stock;

   -  governmental regulatory action; or

   -  adverse changes in general market conditions or economic trends.

In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of management attention and resources, thus harming our business.

      CONVERSION OF OUR 4% CONVERTIBLE SUBORDINATED NOTES DUE 2012 WILL DILUTE THE OWNERSHIP INTERESTS OF EXISTING STOCKHOLDERS

      The conversion of some or all of our 4% convertible subordinated notes due 2012 will dilute the ownership interest of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

      SHARES ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE

      The future sale of a substantial number of our shares of common stock in the public market, or the perception that such sales could occur, could significantly reduce our stock price. It could also make it more difficult for us to raise funds through equity offerings in the future. As of March 21, 2003, we had 47,659,398 shares of common stock outstanding including 14,000,371 restricted shares held by some of our stockholders. This does not include the 6,762,874 shares of common stock that are issuable upon conversion of our 4% convertible subordinated notes due 2012. The restricted shares may in the future be sold without registration under the Securities Act of 1933 to the extent permitted by Rule 144 under the Securities Act or any applicable exemption under the Securities Act. In addition, stockholders holding 13,564,221 of these restricted shares have the right to require us to file a registration statement under the Securities Act to register their shares of common stock.

      In addition, we have filed registration statements under the Securities Act to register shares of common stock reserved for issuance under our stock option plans, thus permitting the resale of such shares by non-affiliates upon issuance in the public market without restriction under the Securities Act. As of March 21, 2003, options to purchase 2,610,522 shares were outstanding under these stock option plans.

      WE DO NOT EXPECT TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE

      Since our initial public offering, we have not declared or paid cash or other dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. In addition, the terms of our senior secured credit agreement and the indenture relating to our senior notes restrict our ability to pay cash dividends. Even if these restrictions are removed, any future cash dividends will depend upon our results of operations, financial conditions, cash requirements, the availability of a surplus and other factors.

      PROVISIONS UNDER INDIANA LAW MAY DETER ACQUISITION BIDS FOR US

      Provisions under the Indiana Business Corporation Law may have the effect of delaying or preventing transactions involving a change of control, including transactions in which stockholders might otherwise receive a substantial premium for their shares over then current market prices. As a result, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest or may delay or frustrate the removal of incumbent directors.

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

      Our Flat Roll Division's plant and administrative offices that serve its Butler mini-mill are located on approximately 840 acres, in Butler, DeKalb County, Indiana. During 1999, we purchased approximately 108 acres of additional unimproved farmland contiguous or in close proximity to our Butler mini-mill for future development.

      Iron Dynamics' facility is located on approximately 26 acres, within the footprint of our Butler, Indiana mill site, that are leased from us under a long-term lease at nominal consideration.

      Our Structural and Rail Division is situated on a 609-acre tract of land in Columbia City, Indiana.

      Our Pittsboro, Indiana bar mill is situated on a 138-acre tract of land along County Road 225 East, south of Interstate 74 in Hendricks County, Indiana. The plant contains approximately 325,000 square feet under roof.

      Our new galvanizing facility in Jeffersonville, Indiana is located within a 210,000 square foot group of buildings situated in the Clark Maritime Center on the Ohio River.

      New Millennium's operations are conducted in a 242,000 square foot facility on 96 acres of land near our Butler mini-mill.

ITEM 3.  LEGAL PROCEEDINGS

      H&M Industrial Services, Inc., formerly known as National Industrial Services, Inc., filed an action on January 24, 2001, against our subsidiary Iron Dynamics in the Circuit Court of DeKalb County, Indiana, Cause No. 17C01-0101-CP-016. They are asking for damages of approximately $1.7 million arising out of work allegedly performed by H&M, for which they claim they have not been paid, in connection with the construction of Iron Dynamics' ironmaking facility. We have denied all liability to H&M for any amount and believe that we have adequate defenses to such claims, both factually and legally, under the governing construction contracts and documents.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Our common stock trades on The NASDAQ Stock Market under the symbol STLD. The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

     2002                                           High               Low
     ----                                          -------           --------
       First Quarter                             $  16.890          $ 11.400
       Second Quarter                               19.300            15.250
       Third Quarter                                18.400            10.610
       Fourth Quarter                               14.690            11.800

     2001                                           High               Low
     ----                                          -------           --------
       First Quarter                             $  13.250          $ 10.000
       Second Quarter                               14.950            10.688
       Third Quarter                                14.950             8.930
       Fourth Quarter                               12.040             9.000

      As of March 21, 2003 we had 47,631,097 shares of common stock outstanding and held beneficially by approximately 9,600 stockholders. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 620) is not representative of the number of beneficial holders.

      Effective June 1, 2000, the board of directors authorized the extension and continuation of our 1997 share repurchase program, allowing us to repurchase an additional 5%, or 2.3 million shares, of our outstanding common stock, at a purchase price not to exceed $15 per share. At December 31, 2002, we had acquired 3.8 million shares of our common stock in open market purchases of which 3,000 shares were purchased during 2002, none were repurchased during 2001 and 2.5 million shares were purchased during 2000. The average price per share of these purchases is $12. As of December 31, 2002, approximately 954,000 shares remain available for us to repurchase under the June 2000 repurchase authorization. During March 2002, pursuant to the IDI Settlement described in
Note 3 to our consolidated financial statements, we issued 1.5 million shares of our treasury stock at an average cost of $12 per share, to the Iron Dynamics lenders.

      We have never declared or paid cash dividends. We currently anticipate that all of our future earnings will be retained to finance the expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and plans for expansion. In addition, the terms of our senior secured credit agreement and the indenture relating or our senior notes restrict our ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial and operating data of Steel Dynamics. The selected consolidated financial and operating data as of and for each of the years in the five-year period ended December 31, 2002 were derived from our audited consolidated financial statements. You should read the following data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

      You should also read the following information in conjunction with the data in the table on the following page:

      - Our 2002 extraordinary loss of $3.5 million (net of tax benefit of $2.1 million) consisted of prepayment penalties and the write-off of capitalized financing costs associated with our March and December 2002 refinancings.

      - "Operating profit per ton shipped" represents consolidated operating income before start-up costs divided by consolidated net ton shipments.

      - "Hot band production" refers to our Flat Roll Division's total production of finished coiled product. "Prime tons" refer to hot bands produced, which meet or exceed quality standards for surface, shape and metallurgical properties.

      - "Yield percentage" refers to our Flat Roll Division's tons of finished product divided by tons of raw materials.

      - "Effective capacity utilization" is the Flat Roll Division's ratio of tons produced for the operational period to the operational period's capacity. For the data disclosed in the periods ended December 31, 1998, we used an annual capacity of 1.8 million tons, respectively, for this calculation. For the data disclosed in the four years ended December 31, 2002, we used an annual production capacity of 2.2 million tons. During 2002, the Flat Roll Division produced 2.4 million tons to meet market demand.

      - For purposes of calculating our ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes and extraordinary items, adjusted for the portion of fixed charges deducted from these earnings, plus amortization of capitalized interest. Fixed charges consist of interest on all indebtedness, including capitalized interest, and amortization of debt issuance costs, excluding amortization of debt issuance costs classified as extraordinary. For the year ended December 31, 2001, earnings were insufficient to cover fixed charges by $7.3 million.

                                                                      YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                    2002           2001         2000         1999         1998
                                                 ----------     ---------    ---------    ---------    ----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER TON DATA)
OPERATING DATA:
Net sales                                         $ 864,493      $606,984     $692,623     $618,821     $ 514,786
Cost of goods sold                                  638,860       522,927      533,914      487,629       428,978
                                                  ---------      --------     --------     --------     ---------
   Gross profit                                     225,633        84,057      158,709      131,192        85,808
Selling, general and administrative expenses         61,731        58,132       53,306       42,441        20,637
                                                  ---------      --------     --------     --------     ---------
   Income from operations                           163,902        25,925      105,403       88,751        65,171

Interest expense                                     30,201        18,480       20,199       22,178        17,538
Other (income) expense                                3,689         2,333          719        1,294        (4,993)
                                                  ---------      --------     --------     --------     ---------
   Income before income taxes
     and extraordinary items                        130,012         5,112       84,485       65,279        52,626
Income tax expense                                   48,676         1,968       30,690       25,849        20,942
                                                  ---------      --------     --------     --------     ---------
   Income before extraordinary items                 81,336         3,144       53,795       39,430        31,684
Extraordinary loss, net of tax                        3,459            --           --           --            --
                                                  ---------      --------     --------     --------     ---------
   Net Income                                     $  77,877      $  3,144     $ 53,795     $ 39,430     $  31,684
                                                  =========      ========     ========     ========     =========

BASIC EARNINGS PER SHARE:
Income before extraordinary items                 $    1.72      $    .07     $   1.15     $    .82     $     .65
Extraordinary loss                                     (.07)           --           --           --            --
                                                  ---------      --------     --------     --------     ---------
Net income                                        $    1.65      $    .07     $   1.15     $    .82     $     .65
                                                  =========      ========     ========     ========     =========
Weighted average common shares outstanding ..        47,144        45,655       46,822       47,914        48,462
                                                  =========      ========     ========     ========     =========

DILUTED EARNINGS PER SHARE:
Income before extraordinary items                 $    1.71      $    .07     $   1.15     $    .82     $     .65
Extraordinary loss                                     (.07)           --           --           --            --
                                                  ---------      --------     --------     --------     ---------
Net income                                        $    1.64      $    .07     $   1.15     $    .82     $     .65
                                                  =========      ========     ========     ========     =========
Weighted average common shares and share
  equivalents outstanding                            47,463        45,853       46,974       48,153        48,868
                                                  =========      ========     ========     ========     =========

OTHER FINANCIAL DATA:
Operating profit per net ton shipped ........   $        74    $       23   $       65   $       58   $        50
Capital expenditures ........................       142,600        90,714      110,379      126,673       194,131
Ratio of earnings to fixed charges ..........          3.74x         0.79x        2.78x        2.48x         3.10x

OTHER DATA:
Shipments (net tons) ........................     2,390,342     1,963,602    1,919,368    1,869,714     1,416,950
Hot band production (net tons) ..............     2,373,140     2,015,991    2,031,025    1,938,234     1,425,699
Prime ton percentage - hot band .............          94.7          95.9         93.9         94.2          95.3
Yield percentage - hot band .................          89.2          87.5         87.7         87.8          87.7
Effective capacity utilization - hot band ...         107.9          91.6         92.3         88.1          79.2
Man-hours per hot band net ton produced .....           .31           .37          .37          .41           .55
Shares outstanding at year end, net of shares
  held in treasury (000s) ...................        47,581        45,743       45,505       47,971        47,864
Number of employees .........................           869           676          651          650           591

BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents ...................        24,218    $   78,241   $   10,184   $   16,615   $     5,243
Working capital .............................       197,353       194,093      165,915      155,226       162,117
Net property, plant and equipment ...........       929,338       852,061      807,322      742,787       665,872
Total assets ................................     1,275,696     1,180,098    1,067,074      991,556       907,470
Long-term debt (including current maturities)       555,450       599,924      532,520      505,963       483,946
Stockholders' equity ........................       521,660       418,575      418,784      391,370       351,065

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under "Forward-Looking Statements" and under "Risk Factors." You should read the following discussion in conjunction with "Selected Financial Data" and our consolidated financial statements and notes appearing elsewhere in this filing.

BUSINESS DISCUSSION

      We are a domestic steel manufacturing company that primarily owns and operates electric arc furnace mini-mills. Our steel operations include a Flat Roll Division, a Structural and Rail Division and a forthcoming Bar Division.

      Our Flat Roll Division is currently our core business and consists of a flat-roll mini-mill located in Butler, Indiana, which we built and have operated since 1996, with an annual estimated production capacity of 2.2 million tons of flat-rolled steel, although we achieved record production of 2.4 million tons during 2002. Our Flat Roll Division produces a broad range of high-quality hot-rolled, cold-rolled and coated steel products, including a large variety of value-added and high-margin specialty products, such as thinner-gauge rolled products and galvanized products. We sell our flat-rolled products directly to end-users, intermediate steel processors and service centers located primarily in the Midwestern United States. Our flat-rolled products are used in numerous industry sectors, including the automotive, construction and commercial industries. Our largest customer, Heidtman Steel Products, Inc. purchased $146 million of our flat-rolled products, or 17% of our consolidated net sales, during 2002. Sales from our Flat Roll Division accounted for 89% of our consolidated net sales during 2001 and 2002.

      During May 2002, our Flat Roll Division announced plans to construct a new coil coating facility at our Butler mini-mill at a cost of approximately $25 to $30 million. We expect to complete construction of this facility and commence coating operations during mid-2003. We are constructing this facility to have an annual production capacity of 240,000 tons of coated flat-rolled products. As another addition to our Flat Roll Division, on March 14, 2003, we purchased the galvanizing assets of GalvPro II, LLC for $17.5 million, plus a potential of an additional $1.5 million, based on an earn-out formula. This steel coating facility is located in Jeffersonville, Indiana, and has an estimated annual production capacity of between 300,000 and 350,000 tons of light-gauge, hot-dipped, cold-rolled galvanized steel. We plan to primarily supply the Jeffersonville facility with steel coils from our Flat Roll Division. We anticipate investing an additional $2 to $6 million for certain equipment modifications and upgrades to the facility, with production beginning in mid-2003. These additions to our Flat Roll Division should enable us to further increase our mix of higher-margin, value-added steel product sales.

      Our Structural and Rail Division consists of a structural and rail mini-mill located in Columbia City, Indiana. We began construction in May 2001, completed the facility in April 2002 and commenced commercial structural steel operations during the third quarter of 2002. During 2002, we recorded pre-production start-up costs of $13 million. Our structural and rail mini-mill is designed to have an annual production capacity of up to 1.3 million tons of structural steel beams, pilings and other steel components, as well as standard and premium-grade rails. We are currently producing at approximately 45% of capacity, although our structural steel sales accounted for only 2% of our consolidated net sales during 2002. Through regular product introductions and continued production ramp-up of structural steel products, the Structural and Rail Division should be able to offer a full complement of wide-flange beam and H-piling structural steel products by the end of the first quarter of 2003. In addition, we expect to begin production of standard rail products during the second quarter of 2003. Initial rail production will be used in a testing capacity to be monitored by individual railroad companies for qualification purposes. This qualification process may take between six and nine months for completion. We generally sell our structural products directly to end-users and steel service centers for use in the construction, transportation and industrial machinery markets.

      On September 9, 2002, we purchased the special bar quality mini-mill assets of Qualitech Steel SBQ, LLC, located in Pittsboro, Indiana, for $45 million. We plan to invest between $70 and $75 million of additional capital to convert the facility to the production of merchant bars and shapes and reinforcing bar products, as well as SBQ products. We anticipate our Bar Division will have an annual production capacity of between 500,000 and 600,000 tons and that initial production will commence during the first quarter of 2004. We plan to market the bar products directly to end-users, fabricators and steel service centers for the construction, transportation and industrial machinery markets.

      The U.S. steel industry has historically been and continues to be, highly cyclical in nature, evidenced by a significant downturn in the second half of 2000 through most of 2001. During this period, our business was also adversely impacted with our net sales declining from $693 million in 2000 to $607 million in 2001 and our earnings declining from $54 million in 2000 to $3 million in 2001. However, during 2002, domestic flat-rolled steel prices increased dramatically to more normalized levels from historical cyclical lows in 2001. This increase resulted from a number of factors, including (1) a reduction in domestic steel production capacity as a result of past bankruptcies and shutdowns of other U.S. steel producers,
(2) a reduction in imports, driven in part by favorable rulings with respect to tariffs and quotas on foreign steel and (3) a strengthening of the overall U.S. economy and the need for end-users of steel products to replenish their depleted inventories. As a result of our efficient, low-cost operations, and these improvements in the domestic flat-roll steel markets, we achieved record consolidated net sales of $864 million and net income of $78 million during 2002. During the first quarter of 2003, however, we have experienced downward pricing pressure due in part to a weakened economy and decreased demand and in part to the reappearances in the market place of substantial domestic steel production tonnage that had left the market during 2002. This has resulted in a softening of flat-rolled steel prices. In addition to decreased sales prices, we are also experiencing an increase in our cost of metallic raw materials, causing a further tightening in our first quarter 2003 margins.

      Metallic raw materials used in our electric arc furnaces represent our single-most significant manufacturing cost, generally accounting for between 45% and 50% of our consolidated cost of goods sold. The metallic raw material mix utilized in our electric arc furnaces is composed of approximately 85% steel scrap and 15% alternative iron units. From the second quarter of 2000 throughout 2001, we experienced a steady decline in metallic raw material pricing, reaching historically low levels in the fourth quarter of 2001; however, during 2002 and into the first quarter of 2003, we have experienced a steady pricing increase. We believe this increase is partly due to increased demand for these metals from foreign steel manufacturers.

      Since 1997, in an effort to reduce our exposure to these metals markets, we have tried to develop and commercialize a pioneering process for the production of a virgin form of iron which might serve as a lower-cost substitute for the alternative iron units utilized in our electric arc furnaces for melting into new steel. Our process involves the production and conversion of direct-reduced iron into liquid pig iron at our iron making facility, Iron Dynamics. Since we began initial operations at Iron Dynamics in 1999, the facility has produced and sold a minimal amount of liquid pig iron to our Flat Roll Division. During 1999 and 2000, we encountered a number of difficulties associated with major pieces of equipment and operating processes, causing us to shut down the facility for redesign, re-engineering and retrofitting. In July 2001, we indefinitely suspended operations due to (a) higher-than-expected start-up and process refinement costs, (b) lower-than-expected production quantities, (c) exceptionally high energy costs, and (d) historically low steel scrap pricing. These factors made the cost of producing and using Iron Dynamics' scrap substitute at our Flat Roll Division higher than our cost of purchasing and using steel scrap, more specifically, pig iron. During the next year, we continued to evaluate our systems and processes, and on July 10, 2002, we announced that Iron Dynamics would begin experimental production trials in the fourth quarter of 2002. After an evaluation of these trials, we concluded that the improved production technology and the ability to recycle waste materials might significantly reduce the per-unit cost of liquid pig iron production. We believe that the restart of the facility is feasible based upon this potential cost reduction, coupled with currently higher steel scrap prices and with the anticipated cost benefits to be realized at our Flat Roll Division from the use of liquid pig iron. On February 24, 2003, we announced plans to restart Iron Dynamics and currently expect that operations will restart during the second half of 2003. We could begin commercial production later in the year, if the results of our restart indicate that we will be able to produce liquid pig iron in sufficient quantities and at a cost to be competitive with purchased pig iron. During 2003, we expect to invest $14 million of additional capital for the necessary modifications and refinements to the facility.

      During the first quarter of 2003, we also increased our ownership interest in our consolidated subsidiary, New Millennium Building Systems, from 46.6% to 100% for approximately $8 million. New Millennium began production in 2000 and produces joists, girders, trusses and steel roof and floor decking, which is sold primarily in the upper Midwest non-residential building components market.

CONSOLIDATED RESULTS OF OPERATIONS

INCOME STATEMENT CLASSIFICATIONS

      NET SALES. Our total net sales are a factor of net tons shipped, product mix and related pricing. Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales. We charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based on our cost of production. We also charge marginally higher prices for our value-added products from our cold mill. These products include hot-rolled and cold-rolled galvanized products and cold-rolled products.

      COST OF GOODS SOLD. Our cost of goods sold represents all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are steel scrap and scrap substitutes, alloys, natural gas, argon, direct and indirect labor benefits, electricity, oxygen, electrodes, depreciation and freight. Our metallic raw materials, steel scrap and scrap substitutes, represent the most significant component of our cost of goods sold.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, materials and transportation, and administrative departments. These costs include labor and benefits, professional services, financing cost amortization, property taxes, profit-sharing expense and start-up costs associated with new projects.

      INTEREST EXPENSE. Interest expense consists of interest associated with our senior credit facilities and other debt agreements as described in the notes to our financial statements contained elsewhere in this filing, net of capitalized interest costs that are related to construction expenditures during the construction period of capital projects.

      OTHER (INCOME) EXPENSE. Other income consists of interest income earned on our cash balances and any other non-operating income activity, including insurance proceeds from litigation efforts. Other expense consists of any non-operating costs, including permanent impairments of reported investments and settlement costs from litigation efforts.

2002 VS. 2001

      NET SALES. Our net sales were $864.5 million, with total shipments of 2.4 million net tons during 2002, as compared to net sales of $607.0 million, with total shipments of 2.0 million net tons during 2001, an increase in net sales of $257.5 million, or 42%, and an increase in total shipments of 427,000 net tons, or 22%. The entire steel industry experienced pricing declines from the second half of 2000 throughout 2001, reaching the low in the fourth quarter of 2001. However, during 2002, prices of domestic flat-rolled steel, which accounted for 93% of our consolidated net sales during the year, increased dramatically to more normalized levels for reasons previously described. During 2002, our average consolidated selling price per ton increased approximately $53, or 17%, in comparison to 2001.

      COST OF GOODS SOLD. Cost of goods sold was $638.9 million during 2002, as compared to $522.9 million during 2001, an increase of $116.0 million, or 22%, which was due in large part to record sales and production volumes. As a percentage of net sales, cost of goods sold represented approximately 74% and 86% during the years 2002 and 2001, respectively. We experienced a narrowing of our gross margin throughout 2001 as our average sales price per ton decreased more rapidly than our average metallic raw material cost per ton, which is the most significant single component of our cost of goods sold. However, during 2002, our gross margin strengthened as our average product pricing increased by a greater degree than our average metallic costs and as we realized greater operating efficiencies through increased production. Metallic raw materials represented 48% and 44% of our cost of goods sold during 2002 and 2001, respectively. We experienced a steady decline in metallic costs from the second quarter of 2000 through the first quarter of 2002, at which time this downward trend ended. Our average metallic raw material cost per hot-band ton produced was $6, or 5%, higher during 2002 than during 2001.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $61.7 million during 2002, as compared to $58.1 million during 2001, an increase of $3.6 million, or 6%. A portion of these expenses in both years was attributable to performance-related employee incentive programs, facility start-up costs, and litigation costs associated with the Nakornthai Strip Mill Public Company Ltd., or NSM, litigation efforts. Costs associated with our performance-related employee profit-sharing plan increased approximately $7.2 million during our record earnings year of 2002, as compared to 2001. During the first six months of 2002, costs associated with start-up activities at our Structural and Rail Division were $13.2 million compared to start-up costs during 2001 of $19.5 million, of which $8.4 million related to the Structural and Rail Division and $11.0 million related to Iron Dynamics. Litigation costs associated with the NSM litigation efforts were $262,000 and $8.9 million during 2002 and 2001, respectively. As a percentage of net sales, selling, general and administrative expenses represented approximately 7% and 10% during 2002 and 2001, respectively.

      INTEREST EXPENSE. Interest expense was $30.2 million during 2002, as compared to $18.5 million during 2001, an increase of $11.7 million, or 63%. During 2002, gross interest expense increased 22% to $41.6 million and capitalized interest decreased 18% to $11.4 million, as compared to 2001. The increase in our gross interest expense, despite the 7% decrease in our total debt, was due to an increase in our average interest rate caused by the March 2002 refinancing, in which we accessed traditionally higher-priced public debt markets. The decrease in our capitalized interest resulted from the reduction of interest required to be capitalized with respect to our Structural and Rail Division since construction was substantially complete at June 30, 2002.

      OTHER (INCOME) EXPENSE. Other expense was $3.7 million during 2002, as compared to $2.3 million during 2001, an increase of $1.4 million. On May 6, 2002, we settled the remaining lawsuit associated with the NSM litigation. We recorded settlement costs of $4.5 million and $2.3 million, net of any insurance proceeds, in association with the NSM-related lawsuits during 2002 and 2001, respectively.

      INCOME TAXES. During 2002, our income tax provision was $48.7 million, less a $2.1 million tax benefit related to our extraordinary loss on debt extinguishments, during 2002, as compared to $2.0 million during 2001. Our effective tax rate was 37.4% and 38.5% for 2002 and 2001, respectively. During 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance is still outstanding at December 31, 2002.

      EXTRAORDINARY ITEMS. During 2002, we recorded an extraordinary loss of $3.5 million, less a related tax benefit of $2.1 million, related to the write-off of deferred financing costs due to our March and December refinancing activities.

2001 VS. 2000

      NET SALES. Our net sales were $607.0 million, with total shipments of 2.0 million net tons during 2001, as compared to net sales of $692.6 million, with total shipments of 1.9 million net tons during 2000, a decrease in net sales of $85.6 million, or 12%, and an increase in total shipments of 44,000 net tons, or 2%. The entire steel industry experienced pricing declines from the second half of 2000 throughout 2001, reaching the low in the fourth quarter of 2001. During 2001, the average selling price per ton decreased approximately $52, or 14%, in comparison to the same period in 2000, resulting in a 12% decline in net sales despite a 2% increase in net shipments. Heidtman, our largest customer, accounted for approximately 18% and 21% of our net sales during 2001 and 2000, respectively.

      COST OF GOODS SOLD. Cost of goods sold was $522.9 million during 2001, as compared to $533.9 million during 2000, a decrease of $11.0 million, or 2%. Metallic raw materials represented approximately 44% and 51% of the total cost of goods sold during 2001 and 2000, respectively. We experienced a steady decline in our metallic raw material pricing from the second quarter of 2000 throughout 2001, reaching the low in the fourth quarter of 2001. The costs associated with these metals averaged $18, or 14%, per ton less during 2001 than during 2000. As a percentage of net sales, cost of goods sold represented approximately 86% and 77% for the years 2001 and 2000, respectively. We experienced a narrowing of our gross margin throughout 2001 as our average sales price per ton decreased more rapidly than our average metallic raw material cost per ton.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $58.1 million during 2001, as compared to $53.3 million during 2000, an increase of $4.8 million, or 9%. A substantial portion of these expenses in both years was attributable to costs associated with the NSM litigation efforts and start-up costs associated with Iron Dynamics and the structural and rail mill. Litigation costs associated with the NSM litigation efforts were $8.9 million for 2001, as compared to $6.1 million for 2000, an increase of $2.8 million, or 45%. Start-up costs were $19.5 million, of which Iron Dynamics represents $11.0 million (including $1.7 million of interest expense), during 2001, as compared to total start-up costs of $19.9 million, of which Iron Dynamics represents $12.4 million, during 2000, a decrease of $393,000 or 2%. During 2001, we also recorded bad debt expense of $6.0 million, as compared to $349,000 during 2000, an increase of $5.7 million. Approximately $4.7 million of this increase in bad debt expense was the result of two Flat Roll Division customers declaring bankruptcy during 2001. As a percentage of net sales, selling, general and administrative expenses represented approximately 10% and 8% during 2001 and 2000, respectively.

      INTEREST EXPENSE. Interest expense was $18.5 million during 2001, as compared to $20.2 million during 2000, a decrease of $1.7 million, or 9%. Gross interest expense decreased 10% to $34.1 million and capitalized interest decreased 20% to $14.0 million, for 2001, as compared to 2000. Throughout 2001, base interest rates, more specifically LIBOR and prime rates, steadily decreased in comparison to 2000 levels, resulting in the 10% decrease in our gross interest expense despite a 4% increase in our total net debt (total debt, including other long-term contingent liabilities, less cash and cash equivalents).

      OTHER (INCOME) EXPENSE. Other expense was $2.3 million during 2001, as compared to $719,000 during 2000, an increase of $1.6 million. During 2001, we recorded settlement costs, along with the offsetting insurance proceeds, associated with settlements of a portion of the NSM-related lawsuits. On March 7, 2002, we settled one of two remaining NSM-related lawsuits, which was outstanding on December 31, 2001. Accordingly, we reflected a settlement cost of $2.3 million, which represents the settlement amount not covered by insurance proceeds, in our financial results for 2001. During 2000, other expense included the write-off of the remaining investment in NSM of approximately $1.4 million.

      INCOME TAXES. Our income tax provision was $2.0 million, with an effective tax rate of 38.5%, during 2001, as compared to $30.7 million, with an effective tax rate of 36.3%, during 2000. During 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance was offset by a $1.4 million reduction in the effective tax rate applied to our cumulative net deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

      Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity, long-term borrowings, state and local grants and capital cost reimbursements.

CASH FLOWS

      During 2002, cash provided by operating activities was $115.0 million, as compared to $67.4 million during 2001, an increase of $47.6 million, or 71%, primarily driven by our increases in earnings during 2002. Cash used in investing activities for capital investments was $133.8 million and $90.7 million for 2002 and 2001, respectively. Approximately 59% of our capital investment costs during 2002 were incurred in the construction of our Structural and Rail Division and approximately 34% were used to purchase our Bar Division assets in Pittsboro, Indiana. Cash used in financing activities was $35.3 million during 2002 and cash provided by financing activities was $91.4 million during 2001. Our decrease in funds due to financing activities during 2002 resulted from our change in capital structure during March and December and from a decrease in Iron Dynamics' debt due to an agreement with the Iron Dynamics' senior bank lenders to extinguish $37.0 million of senior secured debt, during March 2002. We also spent $17.7 million on costs related to our March and December refinancing activities, in which we accessed the public debt markets for the first time. These refinancings allowed us to lengthen scheduled debt amortizations and achieve greater financial flexibility through further capital diversification.

      During 2002, we received benefits from state and local governments in the form of real estate and personal property tax abatements of approximately $4.5 million. Based on our current abatements and utilizing our existing long-lived asset structure, we estimate the remaining annual effect on future operations to be approximately $3.3 million, $2.8 million, $2.2 million, $1.3 million, $998,000, $536,000, $269,000, $63,000 and $25,000, during the years 2003 through
2011, respectively.

LIQUIDITY

      We believe the principal indicators of our liquidity are our cash position, remaining availability under our bank credit facilities and excess working capital. During 2002, our cash position decreased $54.0 million to $24.2 million and our working capital position increased $3.3 million to $197.4 million, as compared to December 31, 2001. As of December 31, 2002, $75.0 million under our senior secured revolving credit facility remained undrawn and available. Our ability to draw down the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in our senior secured credit agreement. We were in compliance with these covenants at December 31, 2002, and expect to be in compliance during 2003.

      In March 2002, we issued $200.0 million of 9.5% senior unsecured notes and we entered into a new $350.0 million senior secured credit agreement in order to refinance our existing senior secured and unsecured credit facilities and to obtain additional working capital. The $350.0 million credit facility was made available to us as $75.0 million in the form of a five-year revolving credit facility, $70.0 million in the form of a five-year term A loan and $205.0 million in the form of a six-year term B loan. The new senior secured credit agreement is secured by liens and mortgages on substantially all of our personal and real property assets, by liens and mortgages on substantially all of the personal and real property assets of our wholly-owned subsidiaries and by pledges of all shares of capital stock and inter-company debt held by us and each wholly-owned subsidiary. In addition, our wholly-owned subsidiaries have guaranteed our obligations under the new senior secured credit agreement. The new senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on our property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. We are also required to prepay any amounts that we borrowed with the proceeds we receive from a number of specified events or transactions.

      In December 2002 and January 2003, we issued $115.0 million of 4.0% convertible subordinated notes in order to refinance $70.0 million of our senior secured term A loan and $40 million of our senior secured term B loan. Holders of our 4.0% notes may convert the notes into a maximum of 6.8 million shares of our common stock under certain circumstances based on, among other things, the market price of our common stock, the assigned credit rating of our 4.0% notes, and certain other circumstances as defined within the prospectus. During 2002, we recorded an extraordinary loss of $3.5 million, less a related tax benefit of $2.1 million, related to the write-off of deferred financing costs due to the March and December refinancing activities.

      On January 28, 2002, we entered into an agreement with the Iron Dynamics' lenders to extinguish the debt under the IDI senior secured credit agreement at the end of March 2002. We complied with each of the settlement requirements, thus constituting full and final settlement of all of Iron Dynamics' obligations and Steel Dynamics' guarantees under the Iron Dynamics' credit agreement. In meeting the requirements of the settlement agreement, we paid $15.0 million in cash and issued an aggregate of $22.0 million, or 1.5 million shares, of our treasury stock during March 2002. In addition, if Iron Dynamics resumes operations by January 27, 2007, and generates positive cash flow (as defined in the settlement agreement), we are required to make contingent future payments in an aggregate not to exceed $22.0 million. The contingent future payments are non-interest-bearing and have been classified as non-current, since no payments are expected to be required during 2003.

      Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation, factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including additional borrowings under our senior secured credit agreement, will be adequate for the next two years for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements.

      Effective June 1, 2000, the board of directors authorized the extension and continuation of our 1997 share repurchase program, allowing us to repurchase an additional 5%, or 2.3 million shares, of our outstanding common stock at a purchase price not to exceed $15 per share. At December 31, 2002, we had acquired 3.8 million shares of our common stock in open market purchases, of which 3,000 shares were purchased during 2002, none were purchased during 2001, and 2.5 million shares were purchased during 2000. The average price per share of these purchases is $12. As of December 31, 2002, approximately 954,000 shares remain available for repurchase under the June 2000 repurchase authorization.

OTHER MATTERS

INFLATION

      We believe that inflation has not had a material effect on our results of operations.

ENVIRONMENTAL AND OTHER CONTINGENCIES

      We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, such as our planned Bar Division in Pittsboro, Indiana, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and we may become subject to more stringent environmental laws and regulations in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other things, rescinds FAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. We intend to adopt FAS 145 as of January 1, 2003, as required. Upon adoption, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item, will be reclassified as income or loss from continuing operations. We have determined that the adoption of FAS 145 will not have a material impact on our consolidated financial statements. The loss on extinguishment of debt recorded in 2002 of $3.5 million, net of related tax of $2.1 million, will no longer be classified as an extraordinary item in our 2003 financial statements; rather, it will be included in our income from operations.

      In July 2002, the FASB issued Statement No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of our recognition of future exit or disposal costs, if any.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires companies, at the time certain guarantees are issued, to recognize an initial liability for the fair value of the obligations assumed under the guarantee. FIN 45 also provides guidance concerning existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and adoption of the disclosure requirements is effective for us as of December 31, 2002. We believe the adoption of FIN 45 will not have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate the appropriateness of these estimations and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. We generally recognize revenues from sales and the allowance for estimated costs associated with returns from these sales when the product is shipped. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowance may be required.

      IMPAIRMENTS OF LONG-LIVED ASSETS. In accordance with the methodology described in FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. During 2002, events and circumstances indicated that approximately $117.0 million of assets related to Iron Dynamics might be impaired. However, our estimate of undiscounted cash flows was approximately $85.6 million in excess of such carrying amounts and, therefore, no charge has been recorded at December 31, 2002. We made various assumptions in estimating the undiscounted cash flows, including, among other things, a weighted average of the most likely achieved production levels, significant cost components, required capital expenditures and a date for resumption of commercial production. Nonetheless, it is reasonably possible that our estimate of undiscounted cash flows may change in the near term due to, among other things, technological changes, economic conditions, and changes in the business model or changes in operating performance, resulting in the need to write-down those assets to fair value.

      DEFERRED TAX ASSETS AND LIABILITIES. We are required to estimate our income taxes as a part of the process of preparing our consolidated financial statements. This requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2002, we had available foreign tax credit carryforwards of approximately $3.0 million for federal income tax purposes, which expire in 2003. Due to the limited time frame remaining to utilize the foreign tax credits and the decreased likelihood that the net operating losses will be fully absorbed prior to the expiration of the credits, a valuation allowance of $1.9 million was created in 2001. Even if these credits are not utilized as such, they can be treated as tax-deductible expenses. Therefore, $1.1 million of foreign tax credit remains as a deferred tax asset as of December 31, 2002.

      CONTINGENT LIABILITIES. The accrual of a contingency involves considerable judgment on the part of management. We use outside experts, such as lawyers, as necessary to aid in the estimation of the probability that a loss will occur and the amount (or range) of that potential loss. During 1999, we were sued by institutional purchasers in a 1998 note offering by certain investment banks on behalf of NSM, the owner and operator of a steel mini-mill in Thailand for whom we agreed to render certain post-offering technical and operational advisory services. During the second and third quarters of 2001, we settled seven of the nine pending lawsuits, and in the first half of 2002, we settled the two remaining lawsuits, in each case without any admission of liability and, to the extent of any monetary payments, except for approximately $2.3 million recorded in 2001 and $4.5 million recorded in the first quarter of 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      MARKET RISK

      In the normal course of business we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions.

      The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2002 (in millions):

                                                INTEREST RATE RISK
                                ------------------------------------------------
                                       FIXED RATE               VARIABLE RATE
                                -----------------------    ---------------------
                                                AVERAGE                  AVERAGE
Expected maturity date:         PRINCIPAL        RATE      PRINCIPAL      RATE
                                ---------       -------    ---------     -------
    2003 .....................   $    4.3        6.4%      $    7.6       4.3%
    2004 .....................        6.4        6.7            7.5       4.7
    2005 .....................        7.2        7.2           17.1       5.1
    2006 .....................        2.2        7.8           12.5       5.1
    2007 .....................        2.3        7.8          114.6       5.4
    Thereafter................      326.7        7.7           47.1       5.5
                                 --------                  --------
Total ........................   $  349.1        7.6       $  206.4       5.3
                                 ========                  ========
Fair value ...................   $  349.1                  $  206.4
                                 ========                  ========

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE

Independent Auditors' Report......................................................   45

Consolidated Balance Sheets as of December 31, 2002 and 2001......................   46

Consolidated Statements of Income for each of the
   three years in the period ended December 31, 2002..............................   47

Consolidated Statements of Stockholders' Equity
   for each of the three years in the period ended December 31, 2002..............   48

Consolidated Statements of Cash Flows for each of the
   three years in the period ended December 31, 2002..............................   49

Notes to Consolidated Financial Statements........................................   50

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Steel Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements in 2001 the company changed its method of accounting for derivative financial instruments.


/s/ Ernst & Young LLP
Fort Wayne, Indiana
January 24, 2003, except for Note 14,
as to which the date is March 14, 2003

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               DECEMBER 31,
                                                                                           2002            2001
                                                                                        ---------       ---------
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .....................................................   $    24,218    $    78,241
     Accounts receivable, net of allowance for doubtful accounts of
         $2,701 and $2,374 as of December 31, 2002 and 2001, respectively ..........        83,779         65,589
     Accounts receivable-related parties ...........................................        34,700         16,290
     Inventories ...................................................................       153,204        118,368
     Deferred income taxes .........................................................         6,680         24,600
     Other current assets ..........................................................         8,322          9,116
                                                                                       -----------    -----------
              Total current assets .................................................       310,903        312,204

PROPERTY, PLANT, AND EQUIPMENT, NET ................................................       929,338        852,061

RESTRICTED CASH ....................................................................         2,616          3,030

OTHER ASSETS .......................................................................        32,839         12,803
                                                                                       -----------    -----------

              TOTAL ASSETS .........................................................   $ 1,275,696    $ 1,180,098
                                                                                       ===========    ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ..............................................................   $    27,390    $    30,228
     Accounts payable-related parties ..............................................        18,827         11,101
     Accrued interest ..............................................................        10,665          4,052
     Other accrued expenses ........................................................        44,755         26,697
     Current maturities of long-term debt ..........................................        11,913         46,033
                                                                                       -----------    -----------
              Total current liabilities ............................................       113,550        118,111

LONG-TERM DEBT, less current maturities ............................................       543,537        553,891

DEFERRED INCOME TAXES ..............................................................        70,330         62,765

MINORITY INTEREST ..................................................................         4,632          4,769

OTHER LONG-TERM CONTINGENT LIABILITIES .............................................        21,987         21,987

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock voting, $.01 par value; 100,000,000 shares authorized;
         49,966,590 and 49,586,473 shares issued; 47,580,676 and 45,743,473
         shares outstanding as of December 31, 2002 and 2001, respectively .........           499            495
     Treasury stock, at cost; 2,385,914 and 3,843,000 shares as of December 31, 2002
         and 2001, respectively ....................................................       (28,889)       (46,526)
     Additional paid-in capital ....................................................       347,050        337,733
     Retained earnings .............................................................       210,106        132,229
     Other accumulated comprehensive loss ..........................................        (7,106)        (5,356)
                                                                                       -----------    -----------
         Total stockholders' equity ................................................       521,660        418,575
                                                                                       -----------    -----------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $ 1,275,696    $ 1,180,098
                                                                                       ===========    ===========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               YEARS ENDED DECEMBER 31,
                                                                            2002         2001        2000
                                                                          ---------    --------    --------
NET SALES:
   Unrelated parties ..................................................   $ 718,937    $ 495,079   $ 549,851
   Related parties ....................................................     145,556      111,905     142,772
                                                                          ---------    ---------   ---------
         Total net sales ..............................................     864,493      606,984     692,623

Cost of goods sold ....................................................     638,860      522,927     533,914
                                                                          ---------    ---------   ---------
         Gross profit .................................................     225,633       84,057     158,709
Selling, general and administrative expenses ..........................      61,731       58,132      53,306
                                                                          ---------    ---------   ---------
         Operating income .............................................     163,902       25,925     105,403

Interest expense ......................................................      30,201       18,480      20,199
Other expense .........................................................       3,689        2,333         719
                                                                          ---------    ---------   ---------
         Income before income taxes and extraordinary items ...........     130,012        5,112      84,485
Income tax expense ....................................................      48,676        1,968      30,690
                                                                          ---------    ---------   ---------
         Income before extraordinary items ............................      81,336        3,144      53,795
Extraordinary loss on debt extinguishments, net tax benefit of $2,076 .       3,459           --          --
                                                                          ---------    ---------   ---------

NET INCOME ............................................................   $  77,877    $   3,144   $  53,795
                                                                          =========    =========   =========

BASIC EARNINGS PER SHARE:
   Income before extraordinary items ..................................   $    1.72    $    0.07   $    1.15
   Extraordinary loss on debt extinguishments .........................        (.07)          --          --
                                                                          ---------    ---------   ---------
   Net income .........................................................   $    1.65    $     .07   $    1.15
                                                                          =========    =========   =========

Weighted average common shares outstanding ............................      47,144       45,655      46,822
                                                                          =========    =========   =========

DILUTED EARNINGS PER SHARE:
   Income before extraordinary items ..................................   $    1.71    $    0.07   $    1.15
   Extraordinary loss on debt extinguishments .........................        (.07)          --          --
                                                                          ---------    ---------   ---------
   Net income .........................................................   $    1.64    $     .07   $    1.15
                                                                          =========    =========   =========

Weighted average common shares and share equivalents outstanding ......      47,463       45,853      46,974
                                                                          =========    =========   =========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                             OTHER
                                                                   ADDITIONAL             ACCUMULATED
                                                           COMMON   PAID-IN   RETAINED   COMPREHENSIVE    TREASURY
                                                 SHARES    STOCK    CAPITAL   EARNINGS        LOSS          STOCK        TOTAL
                                                 -------   -----   --------   --------   -------------    --------    ---------
BALANCES AT JANUARY 1, 2000 ..................    47,971    $493   $335,237   $ 75,290   $          --    $(19,650)   $ 391,370

Issuance of common stock (net of expenses)
   and proceeds from exercise of stock
   options, including related tax effect .....        83      --        495         --              --          --
                                                                                                                            495
Purchase of treasury stock ...................    (2,549)     --         --         --              --     (26,876)     (26,876)
Net income and comprehensive income ..........        --      --         --     53,795              --          --       53,795
                                                 -------    ----   --------   --------   -------------    --------    ---------
BALANCES AT DECEMBER 31, 2000 ................    45,505     493    335,732    129,085              --     (46,526)     418,784

Issuance of common stock (net of expenses)
   and proceeds from exercise of stock
   options, including related tax effect .....       238       2      2,001         --              --          --        2,003

Comprehensive income (loss):
  Net income .................................        --      --         --      3,144              --          --        3,144
  Comprehensive loss:
    Cumulative effect of an accounting change,
     net of tax effect of $1,545 .............        --      --         --         --         (2,468)          --       (2,468)
    Unrealized loss on derivative instruments,
     net of tax effect of $1,811 .............        --      --         --         --         (2,888)          --       (2,888)
                                                                                                                      ---------
         Total comprehensive loss ............                                                                           (2,212)
                                                 -------    ----   --------   --------   -------------    --------    ---------

BALANCES AT DECEMBER 31, 2001 ................    45,743     495    337,733    132,229         (5,356)     (46,526)     418,575

Issuance of common stock (net of expenses)
   and proceeds from exercise of stock
   options, including related tax effect .....       381       4      4,997         --              --          --        5,001
Issuance of treasury stock ...................     1,460      --      4,320         --              --      17,680       22,000
Purchase of treasury stock ...................        (3)     --         --         --              --         (43)         (43)

Comprehensive income (loss):
  Net income .................................        --      --         --     77,877              --          --       77,877
  Comprehensive loss:
    Unrealized loss on derivative instruments,
     net of tax effect of $575 ...............        --      --         --         --         (1,165)          --       (1,165)
    Unrealized loss on available-for-sale
     securities, net of tax effect of $347 ...        --      --         --         --           (585)          --         (585)
                                                                                                                      ---------
         Total comprehensive income ..........                                                                           76,127
                                                 -------    ----   --------   --------   ------------     --------    ---------

BALANCES AT DECEMBER 31, 2002 ................    47,581    $499   $347,050   $210,106   $     (7,106)    $(28,889)   $ 521,660
                                                 =======    ====   ========   ========   ============     ========    =========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                           2002         2001         2000
                                                                        ---------    ---------    ---------
OPERATING ACTIVITIES:
     Net income .....................................................   $  77,877    $   3,144    $  53,795
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Extraordinary loss on debt extinguishments .................       5,535           --           --
         Depreciation and amortization ..............................      59,443       46,794       45,443
         Loss on disposal of property, plant and equipment ..........         113           42          155
         Deferred income taxes ......................................      25,485       (1,008)      20,386
         Minority interest ..........................................        (137)         680        2,294
         Changes in certain assets and liabilities:
              Accounts receivable ...................................     (36,600)      21,107      (16,337)
              Inventories ...........................................     (34,836)     (11,623)          (3)
              Other assets ..........................................      (9,645)       1,169           59
              Accounts payable ......................................       4,887       13,341       (9,648)
              Accrued expenses ......................................      22,900       (6,273)       6,648
                                                                        ---------    ---------    ---------
                  Net cash provided by operating activities .........     115,022       67,373      102,792
                                                                        ---------    ---------    ---------

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment .....................    (142,600)     (90,714)    (110,379)
     Proceeds from sale of property, plant and equipment ............           1            4          980
     Proceeds from government grants ................................       8,813           --           --
                                                                        ---------    ---------    ---------
Net cash used in investing activities ...............................    (133,786)     (90,710)    (109,399)
                                                                        ---------    ---------    ---------

FINANCING ACTIVITIES:
     Issuance of long-term debt .....................................     598,991      201,362       68,917
     Repayments of long-term debt ...................................    (621,465)    (111,971)     (42,360)
     Purchase of treasury stock .....................................         (43)          --      (26,876)
     Issuance of common stock (net of expenses) and proceeds
       from exercise of stock options, including related tax effect .       5,001        2,003          495
     Debt issuance costs ............................................     (17,743)          --           --
                                                                        ---------    ---------    ---------
                  Net cash provided by (used in) financing activities     (35,259)      91,394          176
                                                                        ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents ....................     (54,023)      68,057       (6,431)
Cash and cash equivalents at beginning of year ......................      78,241       10,184       16,615
                                                                        ---------    ---------    ---------
Cash and cash equivalents at end of year ............................   $  24,218    $  78,241    $  10,184
                                                                        =========    =========    =========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES
Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products with operations in the following businesses.

Steel Operations. Steel operations include the Flat Roll Division, the Structural and Rail Division and the forthcoming Bar Division. The Flat Roll Division is currently the company's core business and operates a technologically advanced flat-roll steel mini-mill located in Butler, Indiana, with an annual production capacity of 2.2 million tons of flat-rolled carbon steel products, including hot-rolled, cold-rolled and coated steel products. During 2002, the facility produced 2.4 million tons, or approximately 200,000 tons in excess of its previously estimated annual capacity to meet market demand. The company sells these products directly to end-users, intermediate steel processors and service centers located primarily in the Midwestern United States. These products are used in numerous industry sectors, including automotive, construction and commercial industries.

The company began construction of its Structural and Rail Division, located in Columbia City, Indiana, in May 2001, and commenced commercial structural steel operations during the third quarter of 2002. The mini-mill is designed to have an annual production capacity of up to 1.3 million tons of structural steel beams, pilings, and other steel components, as well as standard and premium-grade rails. Through regular product introductions and continued production ramp-up of structural steel products, the company anticipates being able to offer a full complement of wide-flange beam and H-piling structural steel products during the first quarter of 2003. In addition, the company expects to begin production of standard rail products during the second quarter of 2003. The initial rail production will be used in a testing capacity to be monitored by individual railroad companies for qualification purposes. This qualification process may take between six and nine months for completion. The company generally sells its structural products directly to end-users and steel service centers to be used primarily in the construction, transportation and industrial machinery markets.

On September 9, 2002, the company purchased the special bar quality mini-mill assets of Qualitech Steel SBQ, LLC, located in Pittsboro, Indiana for $45 million. The company plans to invest between $70 and $75 million of additional capital to convert the facility to the production of merchant bars and shapes and reinforcing bar products, with an anticipated annual production capacity of between 500,000 and 600,000 tons. The company estimates initial production will commence during the first quarter of 2004 and plans to market the bar products directly to end-users and to service centers for the construction, transportation and industrial machinery markets.

Steel Scrap Substitute and Other Operations. The company's wholly owned subsidiary, Iron Dynamics, Inc. (IDI), located in Butler, Indiana, involves the pioneering of a process to produce direct reduced iron, which is then converted into liquid pig iron. Liquid pig iron is a high quality steel scrap substitute used in the company's flat-roll steel mini-mill. During 1999, IDI commenced initial start-up and produced and sold a minimal amount of liquid pig iron to the company's Flat Roll Division; however, it was determined that IDI would require certain design and equipment modifications to attain its fully intended operating functionality. These modifications occurred during the second half of 2000 with completion and restart occurring in the first quarter of 2001. While IDI believed that many of the design and equipment deficiencies were corrected with these modifications, the company halted operations at IDI during July 2001 with no specific date set for resumption of actual production, as a result of higher-than-expected start-up and process refinement costs, lower-than-expected production quantities, exceptionally high energy costs and historically low steel scrap pricing. From the time operations were halted in 2001 up until the fourth quarter of 2002, the costs incurred at IDI were composed of those expenses required to maintain the facility and further evaluate the project and its related benefits. On July 10, 2002, IDI announced that it would begin experimental production trials in the fourth quarter of 2002. These trials utilized a modified production process. IDI successfully completed certain operating trials which may significantly reduce the eventual per-unit cost of liquid pig iron production. On February 24, 2003, the company announced its intent to restart IDI in the second half of 2003. The company's board of directors approved an additional capital investment of approximately $14 million for additional modifications and refinements required to implement this modified production process at the IDI facility. These modifications are expected to be completed during 2003. The company also has two consolidated subsidiary operations: one that receives revenue from the fabrication of trusses, girders, steel joists and steel decking for the non-residential construction industry and one that receives revenue from the further processing, or slitting, and sale of certain secondary and excess steel products.

SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation. The consolidated financial statements include the accounts of SDI, together with its subsidiaries, including New Millennium Building Systems LLC (NMBS), after elimination of significant intercompany accounts and transactions. Minority interest represents the minority shareholders' proportionate share in the equity or income of the company's consolidated subsidiaries.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates. The financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that are based on management's estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto. Actual results could differ from these estimates.

Revenue Recognition. The company generally recognizes revenues from sales and the allowance for estimated costs associated with returns from these sales when the title of the product transfers. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience.

Freight Costs. The company reflects freight costs associated with shipping its products to customers as a component of cost of goods sold.

Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is held by trustees in debt service funds for the repayment of principal and interest related to the company's municipal bonds.

Marketable Securities. In accordance with Financial Accounting Standards Board
(FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the company has classified its marketable securities as `available for sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in other accumulated comprehensive loss as a component of stockholders' equity.

Inventories. Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following at December 31 (in thousands):

                                              2002        2001
                                            --------    --------
          Raw materials ...........         $ 53,532    $ 44,807
          Supplies ................           52,815      42,258
          Work in progress ........           14,835       8,512
          Finished goods ..........           32,022      22,791
                                            --------    --------
                                            $153,204    $118,368
                                            ========    ========

Property, Plant and Equipment. Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from five to 12 years for plant, machinery and equipment and 20 to 30 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation for non-production assets is provided utilizing the straight-line depreciation methodology. Depreciation for production assets is provided utilizing the units-of-production depreciation methodology, based on units produced, subject to a minimum and maximum level. Depreciation expense was $56.4 million, $45.9 million and $44.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30 (APB 30), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary Unusual and Infrequently Occurring Events and Transactions". FAS 144 retains the fundamental provisions of FAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. FAS 144 broadens the presentation requirements of discontinued operations of APB 30 to include a component of an entity (rather than a segment of business). In accordance with the methodology described in FAS 144, the company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated during the life of those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

At December 31, 2002, events and circumstances indicated that approximately $117.0 million of assets related to Iron Dynamics might be impaired. However, the company's estimate of undiscounted cash flows was approximately $85.6 million in excess of such carrying amounts and therefore, in compliance with FAS 144, no charge was recorded. The company made various assumptions in estimating the undiscounted cash flows, including, among other things, a weighted average of the most likely achieved production levels, significant cost components, required capital expenditures and the date for resumption of commercial production.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write-down those assets to fair value.

Other Accumulated Comprehensive Loss. The following table presents the company's components of other accumulated comprehensive loss at December 31 (in thousands):

                                                                         2002           2001
                                                                        -------        -------
            Cumulative effect of an accounting change ............      $(2,468)       $(2,468)
            Unrealized loss on derivative instruments ............       (4,053)        (2,888)
            Unrealized loss on available for sale securities .....         (585)            --
                                                                        -------        -------
                                                                        $(7,106)       $(5,356)
                                                                        =======        =======

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

Earnings Per Share. The company computes and presents earnings per common share in accordance with FASB Statement No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and dilutive convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between the company's basic and diluted earnings per share is solely attributable to stock options. The following table represents the common share equivalents that were excluded from the company's dilutive earnings per share calculation because they were anti-dilutive at December 31 (in thousands):

                                                            2002    2001    2000
                                                            -----   -----   -----
      Stock options .....................................   1,273   1,371   1,631
      Convertible subordinated debt .....................   5,881      --      --
                                                            -----   -----   -----
          Total anti-dilutive share equivalents .........   7,154   1,371   1,631
                                                            =====   =====   =====

Derivative Financial Instruments. Effective January 1, 2001, the company adopted FASB Statement No. 133 (FAS 133), "Accounting for Derivative Instrument and Hedging Activities," as amended. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. Changes in the fair value of derivatives that are designated as hedges, depending on the nature of the hedge, are recognized as either an offset against the change in fair value of the hedged balance sheet item through earnings or as other comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. On an annual basis, there has been no hedge ineffectiveness recorded since adoption of FAS 133.

In the normal course of business, the company has limited involvement with derivative financial instruments in an effort to manage the company's exposure to fluctuations in interest and foreign exchange rates. The company employs interest rate swap agreements, which are accounted for as cash flow hedges, and periodically employs foreign currency exchange contracts as necessary. Upon adoption of FAS 133, the company designated and assigned its financial instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument. The company classified its derivative financial instruments as held or issued for purposes other than trading. The company's results of operations and financial position reflect the impact of adopting FAS 133 commencing January 1, 2001, as a one-time after-tax cumulative effect of an accounting change of approximately $2.5 million as a reduction in other comprehensive income.

Stock-Based Compensation. In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 148 is effective for fiscal years ending after December 15, 2002, and gives further guidance regarding methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and regarding disclosure requirements as previously defined in FAS
123. At December 31, 2002, the company had three incentive stock option plans, which are described more fully in Note 6, and accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, no

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the years ended December 31 (in thousands, except per share data):

                                                                                  2002          2001         2000
                                                                               ----------    ----------   ----------
      Net income, as reported ..............................................   $   77,877    $    3,144   $   53,795
           Total stock-based employee compensation expense
               using the fair value based method, net of related tax effects       (2,380)       (2,330)      (2,101)
                                                                               ----------    ----------   ----------
      Pro forma net income .................................................   $   75,497    $      814   $   51,694
                                                                               ==========    ==========   ==========
      Basic earnings per share:
        As reported ........................................................   $     1.65    $      .07   $     1.15
        Pro forma ..........................................................         1.60           .02         1.10

      Diluted earnings per share:
         As reported .......................................................   $     1.64    $      .07   $     1.15
         Pro forma .........................................................         1.59           .02         1.10

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. The estimated weighted-average fair value of the individual options granted during 2002, 2001 and 2000 was $7.07, $5.17 and $4.19, respectively, on the date of grant. The fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions: no-dividend-yield, risk-free interest rates from 3.2% to 7.1%, expected volatility from 30% to 62% and expected lives from five months to eight years.

Recent Accounting Pronouncements. In April 2002, the FASB issued Statement No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other things, rescinds FAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The company intends to adopt FAS 145 as of January 1, 2003, as required. Upon adoption, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item, will be reclassified as income or loss from continuing operations. The company has determined that the adoption of FAS 145 will not have a material impact on its consolidated financial statements. The loss on extinguishment of debt recorded in 2002 of $3.5 million, net of related tax of $2.1 million, will no longer be classified as an extraordinary item in the company's 2003 financial statements; rather, it will be included in the company's income from operations.

In July 2002, the FASB issued Statement No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 may affect the timing of the company's recognition of future exit or disposal costs, if any.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues certain guarantees, to recognize an initial liability for the fair value of the obligations assumed under the guarantee. FIN 45 also provides guidance concerning existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and adoption of the disclosure requirements are effective for the company as of December 31, 2002. The company believes the adoption of FIN 45 will not have a material impact on its consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  PROPERTY, PLANT AND EQUIPMENT
The company's property, plant and equipment at December 31 consisted of the following (in thousands):

                                                                                            2002             2001
                                                                                       ------------      ------------
         Land and improvements......................................................   $     44,531      $     31,882
         Buildings and improvements.................................................        127,898            87,442
         Plant, machinery and equipment.............................................        972,071           684,700
         Construction in progress...................................................         40,152           247,318
                                                                                       ------------      ------------
                                                                                          1,184,652         1,051,342
         Less accumulated depreciation..............................................        255,314           199,281
                                                                                       ------------      ------------
               Property, plant, and equipment, net..................................   $    929,338      $    852,061
                                                                                       ============      ============

NOTE 3.  DEBT AND OTHER LONG-TERM CONTINGENT LIABILITY
SDI Refinancing. On March 26, 2002, the company refinanced its existing $450.0 million senior secured credit facility and its $45 million senior unsecured credit facility with the following:

- $75.0 million in the form of a five-year revolving credit facility, maturing March 26, 2007, which is subject to a borrowing base and bears interest at floating rates;

- $70.0 million in the form of a five-year term A loan, payable in quarterly installments beginning June 26, 2003, with the final installment due March 26, 2007, and bearing interest at floating rates;

- $205.0 million in the form of a six-year term B loan, payable in quarterly installments beginning June 26, 2003, with the final installment due March 26, 2008, and bearing interest at floating rates; and

- $200.0 million in the form of 9.5% seven-year senior unsecured notes due March 15, 2009 (non-callable for four years), with interest payable semi-annually.

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

The $200.0 million 9.5% senior unsecured notes have a maturity of seven years. The company may redeem the notes at any time on or after March 15, 2006, at a redemption price of 104.750%; on or after March 15, 2007, at a redemption price of 102.275%; and on or thereafter March 15, 2008, at a redemption price of 100.000%. In addition, at any time prior to March 15, 2005, the company may redeem up to 35% of the principal amount of the notes with the net cash proceeds of its common stock at a redemption price of 109.500% plus accrued interest up to the redemption date, provided that certain other restrictions as described in the indenture are met. The notes bear interest at 9.5%, payable semiannually on each March 15th and September 15th, commencing September 15, 2002.

On December 17, 2002, the company refinanced $96.0 million of its $350.0 million senior secured credit facility with $100.0 million of 4.0% convertible subordinated notes due December 15, 2012. The net proceeds of the offering were $96.0 million after payment of the underwriting fees and expenses of the offering, which will be amortized over the term of the notes. The notes are non-callable for five years and bear interest at 4.0%, payable semiannually on each June 15th and December 15th, commencing June 15, 2003. In addition, the company will pay contingent interest during any six-month period commencing December 15, 2007, if the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Holders may convert the notes into shares of the company's common stock at a conversion rate of 58.8076 shares per $1,000 principal amount of notes, subject to adjustment, before close of business on December 15, 2012, only under the following circumstances: (1) at any time after the closing sale price of the company's common stock exceeds 120% of the conversion price, or $20.41 per share, for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter commencing after December 31, 2002; (2) upon the occurrence of specified credit rating events with respect to the notes; (3) if the notes have been called for redemption by the company; or (4) upon the occurrence of certain other corporate events. The company may redeem the notes at any time on or after December 18, 2007, at a redemption price of 101.143%; on or after December 15, 2008, at a redemption price of 100.571%; and on or thereafter December 15, 2009, at a redemption price of

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

100.000%. During January 2003, the original purchasers of the company's 4.0% convertible subordinated notes exercised their right to purchase an additional $15.0 million aggregate principal, thereby increasing the issue to $115.0 million. The company used the additional $14.0 million in net proceeds to further prepay its $350.0 million senior secured credit facility. During 2002 the company recorded an extraordinary loss of $3.5 million, net of related tax benefit of $2.1 million, related to accelerated amortization of deferred financing costs due to the above refinancings.

IDI Settlement. On January 28, 2002, the company entered into an agreement with the Iron Dynamics' lenders to extinguish the debt under the IDI senior secured credit agreement at the end of March 2002. The company complied with each of the settlement requirements, thus constituting full and final settlement of all of Iron Dynamics' obligations and the Steel Dynamics' guarantees under the Iron Dynamics credit agreement. In meeting the requirements of the settlement agreement, the company paid $15.0 million in cash and issued an aggregate of $22.0 million, or 1.5 million shares, of the company's common stock during March 2002. In addition, if Iron Dynamics resumes operations by January 27, 2007, and generates positive cash flow (as defined in the settlement agreement), the company is required to make contingent future payments in an aggregate not to exceed $22.0 million. The contingent future payments are non-interest bearing and have been classified as non-current, as no payments are expected to be required during 2003.

The company's borrowings consisted of the following at December 31 (in thousands):

                                                                                            2002             2001
                                                                                         ----------       ----------

         SDI senior secured notes payable, refinanced March 2002....................     $  179,000       $  490,000
         SDI senior 9.5% unsecured notes, due March 2009............................        200,000                -
         SDI 4.0% convertible subordinated notes, due December 2012.................        100,000                -
         IDI senior secured notes payable, settled March 2002.......................              -           37,000
         NMBS senior secured notes payable..........................................         11,654           19,570
         State and local government municipal bond issues...........................         26,641           26,500
         Electric utility, transmission facility and other loans....................         38,155           26,854
                                                                                         ----------       ----------
               Total debt...........................................................        555,450          599,924
         Less current maturities....................................................         11,913           46,033
                                                                                         ----------       ----------
                Long-term debt......................................................     $  543,537       $  553,891
                                                                                         ==========       ==========

The weighted-average interest rate was 5.5% and 5.9% as of December 31, 2002 and 2001, respectively, under the company's senior secured credit facilities. The weighted-average interest rate was 4.3% as of December 31, 2001, under IDI's senior secured credit facilities. The company has an interest rate swap agreement with a notional amount of $100.0 million pursuant to which the company has agreed to make fixed rate payments at 6.9% on the tenth day of each January, April, July and October and will receive LIBOR payments. This interest rate swap agreement matures January 10, 2005, and is accounted for as a cash flow hedge.

New Millennium Building Systems (NMBS) Senior Secured Financing. NMBS has a $15.5 million bank credit facility with The Provident Bank that is composed of:

- $6.5 million in the form of a three-year term loan facility (subject to a borrowing base), payable in quarterly installments of $162,500 beginning September 30, 2002, with a final balloon installment due July 2, 2005.

- $9.0 million in the form of a five-year revolving facility (subject to a borrowing base), which matures July 31, 2005.

Borrowings under the NMBS credit agreement bear interest at floating rates. The weighted-average interest rate was 5.3% and 5.2% as of December 31, 2002 and 2001, respectively. The NMBS bank credit agreement is secured by liens on substantially all of NMBS's assets. The company unconditionally guaranteed $3.1 million of the $11.7 million of debt outstanding under the NMBS credit agreement as of December 31, 2002. Pursuant to the company's purchase of an additional equity interest in NMBS on February 21, 2003, as described in Note 14, the company increased its unconditional guarantee to $6.2 million. NMBS has an interest rate swap agreement with an initial notional amount of $5.0 million, reduced quarterly by $162,500 to $3.2 million at maturity on July 5, 2005. Pursuant to the swap agreement, NMBS has agreed to make fixed rate payments of 7.5% on the fifth of each month and will receive LIBOR payments. At December 31, 2002, the notional amount of the NMBS swap was $4.8 million, and is accounted for as a cash flow hedge.

State and Local Government Municipal Bond Issues. In May 1995, the company entered into a bond purchase agreement with the Indiana Development Finance Authority, under which was issued $21.4 million of bonds to finance, among other things, the construction and equipment for certain sewage works, improvements, waste and water system improvements and other related

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facilities located at the Butler, Indiana, mini-mill. As of December 31, 2002 and 2001, respectively, approximately $2.6 million and $3.0 million of the bond proceeds were held by the bond trustee in a debt-service reserve fund and were recorded as restricted cash. In August 2002, the stand-by letter of credit relating to the municipal bonds was drawn in the amount of $15.3 million by the Indiana Development Finance Authority. In turn, the lenders that provided the stand-by letter of credit entered into a five-year term loan agreement with the company for the drawn amount. This term facility bears interest at floating rates and had a weighted-average interest rate of 4.1% as of December 31, 2002.

In November 1998, the company received $10.0 million from Whitley County, Indiana, representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities located at the Whitley County, Indiana, structural and rail mill. The bonds bear interest at 7.3%, with interest payable semi-annually and principal payments commencing November 2003 through final maturity in November 2018.

Electric Utility Development Loans. In June 1994, the company entered into a loan agreement for approximately $13.0 million to finance the company's portion of the cost to construct an electric substation. The loan bears interest at 8.0%, with equal monthly principal and interest payments required in amounts sufficient to amortize the substation facility loan over a period of 15 years. The outstanding principal balance on the substation facility loan was $9.4 million and $10.2 million, as of December 31, 2002 and 2001, respectively.

In addition, the company entered into a loan agreement for approximately $7.8 million to finance the company's portion of the cost to construct an electric transmission line and certain related facilities. The loan bears interest at 8.0%, with equal monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years. The outstanding principal balance on the transmission facility loan was $6.3 million and $6.6 million as of December 31, 2002 and 2001, respectively.

During 1998, IDI entered into an agreement with an electric utility to provide a $6.5 million eight-year loan. This loan is secured by on-site power distribution and related equipment. The related interest rate is tied to 90-day commercial paper rates with an option to establish a fixed interest rate based on an average of the interest rates applicable to one, three and five year U.S. Treasuries. The weighted-average interest rate was 3.4% and 5.1% as of December 31, 2002 and 2001, respectively. The outstanding principal balance on the on-site power distribution facility was $3.8 million and $4.7 million as of December 31, 2002 and 2001, respectively.

In December 2001, the company entered into an agreement with Northeastern Rural Electric Membership Corporation (REMC) and Wabash Valley Power Association, Inc. to finance approximately $9.8 million related to the company's portion of the cost to construct a transmission line and certain related facilities at the structural and rail division. This funding was provided in April 2002. The loan bears interest at 8.1%, with monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years, with the unpaid principal due at the end of 10 years. The company also has an undrawn $1.5 million outstanding stand-by letter of credit associated with the REMC agreement. The outstanding principal balance on the transmission facility loan was $9.6 million as of December 31, 2002.

The above credit agreements contain customary representations and warranties and affirmative and negative covenants, including, among others, covenants relating to financial and compliance reporting, capital expenditures, restricted dividend payments, maintenance of certain financial ratios, incurrence of liens, sale or disposition of assets and incurrence of other debt.

Maturities of outstanding debt as of December 31, 2002, are as follows (in thousands):

                         2003........................................        $   11,913
                         2004........................................            13,958
                         2005........................................            24,317
                         2006........................................            14,693
                         2007........................................           116,946
                         Thereafter..................................           373,623
                                                                             ----------
                                                                             $  555,450

The company capitalizes interest on construction-in-progress assets. For the years ended December 31, 2002, 2001, and 2000, total interest costs incurred were $41.6 million, $34.1 million and $37.8 million, respectively, of which $11.4 million, $14.0 million and $17.5 million, respectively, were capitalized. Cash paid for interest was $35.0 million, $35.7 million and $37.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  INCOME TAXES
The company files a consolidated federal income tax return. Cash paid for taxes was $22.7 million, $4.7 million and $17.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The current and deferred federal and state income tax expense for the years ended December 31 are as follows (in thousands):

                                                    2002     2001       2000
                                                  -------   ------    -------
      Current income tax expense .............    $20,287   $  768    $10,086
      Deferred income tax expense ............     26,313    1,200     20,604
                                                  -------   ------    -------
           Total income tax expense ..........    $46,600   $1,968    $30,690
                                                  =======   ======    =======

A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

                                                                       2002    2001     2000
                                                                       ----    ----     ----
      Statutory federal tax rate ...................................   35.0%   35.0%    35.0%
           State income taxes, net of federal benefit ..............    2.3    (1.5)     3.5
           Other permanent differences .............................    0.1     1.4      0.1
           Benefit of rate decrease on cumulative deferred taxes ...     --    (33.8)   (2.3)
           Valuation allowance .....................................     --    37.4       --
                                                                       ----    ----     ----
      Effective tax rate ...........................................   37.4%   38.5%    36.3%
                                                                       ====    ====     ====

The benefit of rate decrease on cumulative deferred taxes reflected in the reconciliation above for 2001 and 2000 is the result of decreases in the effective state income tax rate in years when the deferred tax assets and liabilities are expected to reverse.

Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                                                               2002         2001
                                                                                            ---------    ---------
        DEFERRED TAX ASSETS:
             Net operating loss, capital loss, and credit carryforwards ................    $   7,024    $  27,814
             Alternative minimum tax carryforwards .....................................       50,058       35,266
             Capitalized start-up costs ................................................       20,101       17,955
             Tax assets expensed for books .............................................       13,598       11,077
             Interest rate swap liability ..............................................        3,863        3,257
             Accrued expenses ..........................................................        1,840        1,458
             Unrealized losses .........................................................          347           --
                                                                                            ---------    ---------
        Total deferred tax assets ......................................................       96,831       96,827
             Less valuation allowance ..................................................       (1,913)      (1,913)
                                                                                            ---------    ---------
        Net deferred tax assets ........................................................       94,918       94,914
                                                                                            ---------    ---------

        DEFERRED TAX LIABILITIES:
             Depreciable assets ........................................................     (149,790)    (124,884)
             Amortization of fees ......................................................       (4,160)      (3,398)
             Capitalized interest ......................................................       (3,926)      (4,589)
             Other .....................................................................         (692)        (208)
                                                                                            ---------    ---------
        Total deferred tax liabilities .................................................     (158,568)    (133,079)
                                                                                            ---------    ---------
             Net deferred tax liability ................................................    $ (63,650)   $ (38,165)
                                                                                            =========    =========

The deferred tax assets and liabilities reflect the net tax effects of temporary differences that are derived from the cumulative taxable or deductible amounts recorded in the consolidated financial statements in years different from that of the income tax returns. As of December 31, 2002, the company had fully utilized its remaining net operating loss carryforwards for federal purposes. As of December 31, 2002, the company had available capital loss carryforwards of approximately $5.2 million for federal and state income tax purposes, which expire beginning in 2005. As of December 31, 2002, the company had available foreign tax credit carryforwards of approximately $3.0 million for federal income tax purposes, which expire in 2003. Due to the limited time frame remaining to utilize the foreign tax credits and the decreased likelihood that the net operating losses will be fully absorbed prior to the expiration of the credits, a valuation allowance of $1.9 million was recorded in 2001. Even if these credits are not utilized as such, they can be treated as tax-deductible expenses. Therefore, $1.1 million of foreign tax credit remains as a deferred tax asset as of December 31, 2002.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  COMMON STOCK
Effective June 1, 2000, the board of directors authorized the extension and continuation of the company's 1997 share repurchase program, allowing the company to repurchase an additional 5%, or 2,344,000 shares, of its outstanding common stock, at a purchase price not to exceed $15 per share. At December 31, 2002, the company had acquired 3,846,000 shares of its common stock in open market purchases, of which 3,000 shares were purchased during 2002, none were purchased during 2001, and 2,549,000 shares were purchased during 2000. The average price per share of these purchases is $12. As of December 31, 2002, approximately 954,000 shares remain available for repurchase under the June 2000 repurchase program. During March 2002, pursuant to the IDI Settlement described in Note 3, the company issued 1,460,000 shares of its treasury stock, at an average cost of $12 per share, to the IDI lenders.

NOTE 6.  INCENTIVE STOCK OPTION AND OTHER PLANS
1994 and 1996 Incentive Stock Option Plans. The company has reserved 6,022,154 shares of common stock for issuance upon exercise of options or grants under the 1994 Incentive Stock Option Plan (1994 Plan) and the 1996 Incentive Stock Option Plan (1996 Plan). The 1994 Plan was adopted for certain key employees who are responsible for management of the company. Options granted under the 1994 Plan vest two-thirds six months after the date of grant and one-third five years after the date of grant, with a maximum term of 10 years. All of the company's employees are eligible for the 1996 Plan, with the options vesting 100% six months after the date of grant, with a maximum term of five years. Both plans grant options to purchase the company's common stock at an exercise price of at least 100% of fair market value on the date of grant.

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

The company's combined stock option activity for the 1994 Plan, the 1996 Plan and the Director Plan is as follows:

                                                                                  WEIGHTED AVERAGE
                                                                  OPTIONS          EXERCISE PRICE
                                                                 ---------        ----------------

Balance outstanding at January 1, 2000.......................    1,739,882            $ 14.34
    Granted..................................................      753,072               9.96
    Exercised................................................      (82,748)              4.10
    Forfeited................................................      (93,616)             19.27

Balance outstanding at December 31, 2000.....................    2,316,590              13.17
    Granted..................................................      636,322              11.90
    Exercised................................................     (158,838)              9.29
    Forfeited................................................     (117,812)             15.42

Balance outstanding at December 31, 2001.....................    2,676,262              13.00
    Granted..................................................      575,738              14.80
    Exercised................................................     (376,964)             10.37
    Forfeited................................................     (243,325)             19.11

Balance outstanding at December 31, 2002.....................    2,631,711              13.21

The following table summarizes certain information concerning the company's outstanding options as of December 31, 2002:

                                             WEIGHTED AVERAGE
                                                 REMAINING
       RANGE OF          OUTSTANDING        CONTRACTUAL LIFE       WEIGHTED AVERAGE      EXERCISABLE       WEIGHTED AVERAGE
    EXERCISE PRICE          OPTIONS               (YEARS)           EXERCISE PRICE         OPTIONS          EXERCISE PRICE
   -----------------     ------------       ------------------    ------------------    -------------     -----------------
        $3 to $10           645,499                 2.5                $  7.53              645,499           $   7.53
       $10 to $15         1,258,904                 3.5                  12.55              915,246              12.46
       $15 to $20           481,803                 3.4                  17.86              474,320              17.88
       $20 to $30           245,505                 3.0                  22.32              235,216              22.33

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Officer and Manager Cash and Stock Bonus Plan. Officers and managers of the company are eligible to receive cash bonuses based on predetermined formulas designated in the Officer and Manager Cash and Stock Bonus Plan. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company. Any common stock issued pursuant to this plan vests one-third in January of each of the three years following the year of award. A total of 450,000 shares have been reserved under this plan. As of December 31, 2002, approximately 27,000 shares of the original 82,000 shares related to the 2000 stock bonus award, and 144,000 shares related to the 2002 stock bonus award remained committed for issuance.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

The company has an off-take agreement with Heidtman Steel Products (Heidtman) that extends through March 2007 (see Note 8). Under the terms of the agreement, Heidtman is obligated to purchase, and the company is obligated to sell to Heidtman, at least 76,000 tons of hot-band products per quarter, or 336,000 tons annually, and at least 15,000 tons of cold-rolled products per quarter, or 60,000 tons annually. For hot-rolled steel, the company's pricing to Heidtman is determined by either a market pricing formula based on an "all-in" cost-plus basis or a spot market pricing formula determined on the basis of a discounted market index. For cold-rolled products, the pricing is determined on a marginal revenue basis over hot-rolled sheet.

The company has executed a raw material supply contract with OmniSource Corporation (OmniSource) for the purchase of steel scrap resources (see Note 8). Under the terms of the contract, OmniSource has agreed to act as the company's exclusive scrap purchaser and to use its best efforts to locate and secure up to a minimum of 80% of the company's steel scrap requirements, at the lowest then-available market prices for material of like grade, quantity and delivery dates. The cost to the company of OmniSource-owned scrap is the prices at which OmniSource, in bona fide market transactions, can actually sell material of like grade, quality and quantity. With respect to general market brokered scrap, the cost to the company is the price at which OmniSource can actually purchase that scrap in the market, without mark-up or any other additional cost. For its brokering services, OmniSource receives a commission per gross ton of scrap received by the company. All final decisions regarding scrap purchases belong to the company, and the company maintains the sole right to determine its periodic scrap needs, including the extent to which it may employ scrap substitutes in lieu of, or in addition to, steel scrap. The company retains the right to acquire up to, but not in excess of, 20% of its steel scrap purchased in any calendar quarter, not to exceed 125,000 tons in such calendar quarter, from other sources. The agreement, which became effective July 1, 2002, extends through December 31, 2004; however, either party may terminate the agreement at anytime on or after July 1, 2003, provided that such party gives the other party at least three full calendar months prior notice.

The company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such commodities as natural gas, electricity and certain transportation services. Certain commitments contain provisions which require that the company "take or pay" for specified quantities without regard to actual usage for periods of up to 3 years. During the years ending December 31, 2003, 2004 and 2005, the company has commitments for natural gas and its transportation with "take or pay" or other similar commitment provisions for approximately $17.9 million, $17.5 million and $9.3 million, respectively. The company fully utilized all such "take or pay" requirements during the past three years and purchased $14.0 million, $12.7 million and $9.0 million, during the years ended December 31, 2002, 2001 and 2000, respectively, under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The company purchases its electricity consumed at its Flat Roll Division pursuant to a contract which extends through December 2007. The contract designates 152 hours as "interruptible service" during 2003, and these interruptible hours further decrease annually through expiration of the agreement. The contract also establishes an agreed fixed rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At December 31, 2002, the company has outstanding construction-related commitments of $12.8 million related to the rail mill construction and $15.7 million related to the addition of a coil coating facility at the company's Flat Roll Division.

The company is subject to litigation from time to time, which is incidental to its business. The company, based upon current knowledge including discussions with legal counsel, believes that the results of any threatened or pending litigation will not have a material effect on the company's financial position, results of operations, or cash flows.

NOTE 8.  TRANSACTIONS WITH AFFILIATED COMPANIES

The company sells various flat-rolled products to Heidtman and purchases steel scrap resources from OmniSource, both of which are affiliated companies. The president and chief executive officer of Heidtman is a member of the company's board of directors, and Heidtman is a stockholder of the company. During 2002, the chairman of the board of directors of OmniSource resigned from the company's board of directors and was replaced by the president of OmniSource. Both of these individuals were stockholders of the company.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Transactions with these affiliated companies for the years ended December 31 are as follows (in millions):

                                     2002                               2001                              2000
                           ---------------------------         ---------------------------        ---------------------------
                                          PERCENTAGE                          PERCENTAGE                         PERCENTAGE
                             AMOUNT     OF TOTAL SALES           AMOUNT     OF TOTAL SALES          AMOUNT     OF TOTAL SALES
                           ----------   --------------         ----------   --------------        ----------   --------------
Sales:
   Heidtman ............   $  145.6           17%              $  112.3          18%              $  142.8          21%
Accounts receivable:
   Heidtman ............       34.7                                16.3                               20.1
Purchases:
   OmniSource ..........      232.7                               177.5                              179.7
Accounts payable:
   OmniSource ..........       18.8                                11.0                                9.1

NOTE 9.  FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximates fair value due to the interest being determined by variable rates, repricing periodically. The fair value of the various interest rate swap agreements was estimated to be a liability of $10.4 million and $8.8 million at December 31, 2002 and 2001, respectively. The fair values are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available.

NOTE 10.  RETIREMENT PLANS
The company sponsors a 401(k) retirement savings and profit sharing plan for eligible employees, which is a "qualified plan" for federal income tax purposes. The company's total expense for the plan was $6.9 million, $424,000 and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 11.  SEGMENT INFORMATION
The company has two reportable segments: steel operations and steel scrap substitute operations. The steel operations segment includes the company's Flat Roll Division, Structural and Rail Division, and Bar Division. The Flat Roll Division sells a broad range of hot-rolled, cold-rolled and coated steel products, including a large variety of specialty products such as thinner gauge hot-rolled products and galvanized products. The Flat Roll Division sells directly to end-users and service centers, including Heidtman, located primarily in the Midwestern United States and these products are used in numerous industry sectors, including the automotive, construction and commercial industries. The company began significant construction of its Structural and Rail Division in May 2001, with structural steel production commencing in the third quarter of 2002. Construction of the rail facility is continuing, with initial test production anticipated to commence in the second quarter of 2003. This facility produces and sells structural steel beams, pilings, and other steel components directly to end-users and service centers for the construction, transportation and industrial machinery markets. This facility is also designed to produce and sell a variety of standard and premium-grade rails for the railroad industry. On September 9, 2002, the company purchased the special bar quality mini-mill assets of Qualitech Steel SBQ, LLC. The company plans to invest between $70 and $75 million of additional capital to convert the facility to the production of merchant bars and shapes and reinforcing bar products, with an anticipated annual production capacity of between 500,000 and 600,000 tons. The company anticipates initial production will begin during the first quarter of 2004 and anticipates marketing the bar products directly to end-users and to service centers for the construction, transportation and industrial machinery markets.

Steel scrap substitute operations include the revenues and expenses associated with the company's wholly owned subsidiary, Iron Dynamics. From the time operations were halted in 2001 through the fourth quarter of 2002, the costs incurred at IDI were composed of those expenses required to maintain the facility and further evaluate the project and its related benefits. On July 10, 2002, IDI announced that it would begin experimental production trials in the fourth quarter of 2002. These trials utilized a modified production process. IDI successfully completed certain operating trials which may significantly reduce the eventual per-unit cost of liquid pig iron production. Additional modifications and refinements required to implement this modified production process at the IDI facility are estimated to cost approximately $14.0 million, and are expected to be completed during 2003. The company recently announced its intent to restart IDI during the second half of 2003.

Revenues included in the category "All Other" are from two subsidiary operations that are below the quantitative thresholds required for reportable segments. These revenues are from the fabrication of trusses, girders, steel joists and steel decking for the non-residential construction industry; from the further processing, or slitting, and sale of certain steel products; and from the resale

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of certain secondary and excess steel products. In addition, "All Other" also includes certain unallocated corporate accounts, such as the company's senior secured credit facilities, senior unsecured notes, convertible subordinated notes and certain other investments.

The company's operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company's steel operations include sales to non-U.S. companies of $10.1 million, $8.0 million and $10.3 million, for the years ended December 31, 2002, 2001 and 2000, respectively. The company's segment results are as follows (in thousands):

                                        2002           2001           2000
                                    ------------   ------------   ------------
STEEL OPERATIONS
Net sales
     External                       $   785,007    $   541,693    $   679,137
     Other segments                      48,578         33,462          5,548
Operating income                        188,081         49,537        138,180
Depreciation and amortization            51,024         43,852         43,923
Assets                                1,057,509        890,504        867,075
Liabilities                             117,537         95,251         85,759
Capital expenditures                    143,045         83,399         64,611
                                    -----------    -----------    -----------
STEEL SCRAP SUBSTITUTE OPERATIONS
Net sales
     External                       $        --    $        --    $        --
     Other segments                         450          4,660          5,752
Operating loss                          (10,471)       (14,203)       (12,477)
Depreciation and amortization             5,083          1,274            785
Assets                                  149,651        155,415        148,897
Liabilities                              27,832         64,670         71,195
Capital expenditures                     (2,999)         4,619         21,622
                                    -----------    -----------    -----------
ALL OTHER
Net sales
     External                       $    79,486    $    65,291    $    13,486
     Other segments                         769            909             --
Operating loss                          (13,433)        (8,808)       (22,391)
Depreciation and amortization             3,336          1,668            735
Assets                                  169,157        211,704        121,665
Liabilities                             704,433        674,871        558,380
Capital expenditures                      2,554          2,696         24,146
                                    -----------    -----------    -----------
ELIMINATIONS
Net sales
     Other segments                 $   (49,797)   $   (39,031)   $   (11,300)
Operating income (loss)                    (275)          (601)         2,091
Depreciation and amortization                --             --             --
Assets                                 (100,621)       (77,525)       (70,563)
Liabilities                             (95,766)       (73,269)       (67,044)
Capital expenditures                         --             --             --
                                    -----------    -----------    -----------
CONSOLIDATED
Net sales                           $   864,493    $   606,984    $   692,623
Operating income                        163,902         25,925        105,403
Depreciation and amortization            59,443         46,794         45,443
Assets                                1,275,696      1,180,098      1,067,074
Liabilities                             754,036        761,523        648,290
Capital expenditures                    142,600         90,714        110,379
                                    -----------    -----------    -----------

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  CONDENSED CONSOLIDATING INFORMATION
Certain 100%-owned subsidiaries of SDI, one of which was incorporated in 2000 and the others in 2002, have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $200.0 million of senior notes issued in March 2002 and due 2009. Set forth below are condensed consolidating financial statements of the company, including the guarantors. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the company.

Condensed Consolidating Balance Sheet (in thousands):

                                                                               COMBINED       CONSOLIDATING         TOTAL
                                             PARENT         GUARANTORS      NON-GUARANTORS     ADJUSTMENTS      CONSOLIDATED
                                          -----------       -----------     --------------    -------------     ------------
                                                                       (AS OF DECEMBER 31, 2002)
Cash....................................  $    22,530       $       282      $     1,406       $        --      $    24,218
Accounts receivable.....................      117,001                --            9,403            (7,925)         118,479
Inventories.............................      137,072                --           16,868              (736)         153,204
Other current assets....................       15,209                50               99              (356)          15,002
                                          -----------       -----------      -----------       -----------      -----------
   Total current assets.................      291,812               332           27,776            (9,017)         310,903

Property, plant and equipment, net......      742,202            46,139          141,107              (110)         929,338
Other assets............................      189,807            28,454              330          (183,136)          35,455
                                          -----------       -----------      -----------       -----------      -----------
   Total assets.........................  $ 1,223,821       $    74,925      $   169,213       $  (192,263)     $ 1,275,696
                                          ===========       ===========      ===========       ===========      ===========


Accounts payable........................  $    44,608       $        --      $     9,533       $    (7,924)     $    46,217
Accrued expenses........................       52,537                --            3,030              (147)          55,420
Current maturities of long-term debt....        7,292                --            4,639               (18)          11,913
                                          -----------       -----------      -----------       -----------      -----------
   Total current liabilities............      104,437                --           17,202            (8,089)         113,550

Other liabilities.......................       72,959            22,926           (2,188)           (1,380)          92,317
Long-term debt..........................      524,733                --           22,496            (3,692)         543,537
Minority interest.......................          622                --               --             4,010            4,632

Common stock............................          499            45,361          172,196          (217,557)             499
Treasury stock..........................      (28,889)                -               --                --          (28,889)
Additional paid-in capital..............      347,050                16               --               (16)         347,050
Retained earnings.......................      209,299             6,622          (40,276)           34,461          210,106
Other accumulated comprehensive loss....       (6,889)                -             (217)               --           (7,106)
                                          -----------       -----------      -----------       -----------      -----------
   Total stockholders' equity...........      521,070            51,999          131,703          (183,112)         521,660
                                          -----------       -----------      -----------       -----------      -----------
   Total liabilities and stockholders'
      equity............................  $ 1,223,821       $    74,925      $   169,213       $  (192,263)     $ 1,275,696
                                          ===========       ===========      ===========       ===========      ===========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet (in thousands):

                                                                               COMBINED       CONSOLIDATING        TOTAL
                                             PARENT         GUARANTORS      NON-GUARANTORS     ADJUSTMENTS      CONSOLIDATED
                                          -----------       -----------     --------------    -------------     ------------
                                                                       (AS OF DECEMBER 31, 2001)
Cash..................................    $    77,407       $        83      $       751       $        --      $    78,241
Accounts receivable...................         78,461                --           10,375            (6,957)          81,879
Inventories...........................        100,709                --           17,680               (21)         118,368
Other current assets..................         32,973               (16)           1,095              (336)          33,716
                                          -----------       -----------      -----------       -----------      -----------
   Total current assets...............        289,550                67           29,901            (7,314)         312,204

Property, plant and equipment, net....        703,896                --          148,270              (105)         852,061
Other assets..........................         90,044             7,822            1,405           (83,438)          15,833
                                          -----------       -----------      -----------       -----------      -----------
   Total assets.......................    $ 1,083,490       $     7,889      $   179,576       $   (90,857)     $ 1,180,098
                                          ===========       ===========      ===========       ===========      ===========

Accounts payable......................    $    40,081       $         1      $     8,204       $    (6,957)     $    41,329
Accrued expenses......................         28,165                --            2,585                (1)          30,749
Current maturities of long-term debt..          2,337                --           43,696                --           46,033
                                          -----------       -----------      -----------       -----------      -----------
   Total current liabilities..........         70,583                 1           54,485            (6,958)         118,111

Other liabilities.....................         61,308                --            2,728            20,716           84,752
Long-term debt........................        532,350                --           21,876              (335)         553,891
Minority interest.....................            639                --               --             4,130            4,769

Common stock..........................            495                 1          133,351          (133,352)             495
Treasury stock........................        (46,526)               --               --                --          (46,526)
Additional paid-in capital............        337,733                16               --               (16)         337,733
Retained earnings.....................        132,264             7,871          (32,864)           24,958          132,229
Other accumulated comprehensive
   loss...............................         (5,356)               --               --                --           (5,356)
                                          -----------       -----------      -----------       -----------      -----------
   Total stockholders' equity.........        418,610             7,888          100,487          (108,410)         418,575
                                          -----------       -----------      -----------       -----------      -----------
   Total liabilities and stockholders'
     equity...........................    $ 1,083,490       $     7,889      $   179,576       $   (90,857)     $ 1,180,098
                                          ===========       ===========      ===========       ===========      ===========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Income (in thousands):

                                                                               COMBINED       CONSOLIDATING        TOTAL
                                             PARENT         GUARANTORS      NON-GUARANTORS     ADJUSTMENTS      CONSOLIDATED
                                          -----------       -----------     --------------    -------------     -----------
                                                                    (Year ended December 31, 2002)
Net sales.............................    $   833,585       $        --      $    80,705       $   (49,797)     $   864,493
Cost of goods sold....................        607,131                --           80,806           (49,077)         638,860
                                          -----------       -----------      -----------       -----------      -----------
   Gross profit.......................        226,454                --             (101)             (720)         225,633
Selling, general and administration...         52,824               324            9,028              (445)          61,731
                                          -----------       -----------      -----------       -----------      -----------
Operating income (loss)...............        173,630              (324)          (9,129)             (275)         163,902
Interest expense......................         28,313                --            2,058              (170)          30,201
Other (income) expense................         54,303           (50,879)             (24)              289            3,689
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before income taxes and
   equity in net loss of subsidiaries.         91,014            50,555          (11,163)             (394)         130,012
Income tax expense (benefit)..........         35,203            17,687           (4,214)               --           48,676
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before extraordinary items
   and equity in net loss of subsidiaries      55,811            32,868           (6,949)             (394)          81,336
Extraordinary loss on debt
   extinguishments....................         (2,996)               --             (463)               --           (3,459)
                                          -----------       -----------      -----------       -----------      -----------
                                               52,815            32,868           (7,412)             (394)          77,877
Equity in net income of subsidiaries..         25,456                --               --           (25,456)              --
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $    78,271       $    32,868      $    (7,412)      $   (25,850)     $    77,877
                                          ===========       ===========      ===========       ===========      ===========

                                                                               COMBINED       CONSOLIDATING        TOTAL
                                             PARENT         GUARANTORS      NON-GUARANTORS     ADJUSTMENTS      CONSOLIDATED
                                          -----------       -----------     --------------    -------------     -----------
                                                                    (Year ended December 31, 2001)
Net sales.............................    $   575,156       $        --      $    70,859       $   (39,031)     $   606,984
Cost of goods sold....................        498,707                --           63,216           (38,996)         522,927
                                          -----------       -----------      -----------       -----------      -----------
   Gross profit.......................         76,449                --            7,643               (35)          84,057
Selling, general and administration...         38,872                15           19,245                --           58,132
                                          -----------       -----------      -----------       -----------      -----------
Operating income (loss)...............         37,577               (15)         (11,602)              (35)          25,925
Interest expense......................         14,405                --            4,075                --           18,480
Other (income) expense................         37,698           (35,353)             (12)               --            2,333
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before income taxes and
   equity in net loss of subsidiaries.        (14,526)           35,338          (15,665)              (35)           5,112
Income tax expense....................         (4,405)           12,404           (6,031)               --            1,968
                                          -----------       -----------      -----------       -----------      -----------
                                              (10,121)           22,934           (9,634)              (35)           3,144
Equity in net income of subsidiaries..         13,300                --               --           (13,300)              --
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $     3,179       $    22,934      $    (9,634)      $   (13,335)     $     3,144
                                          ===========       ===========      ===========       ===========      ===========

                                                                               COMBINED       CONSOLIDATING        TOTAL
                                             PARENT         GUARANTORS      NON-GUARANTORS     ADJUSTMENTS      CONSOLIDATED
                                          -----------       -----------     --------------    -------------     ------------
                                                                    (Year ended December 31, 2000)
Net sales.............................    $   684,684       $        --      $    14,052       $    (6,113)     $   692,623
Cost of goods sold....................        527,008                --           12,781            (5,875)         533,914
                                          -----------       -----------      -----------       -----------      -----------
   Gross profit.......................        157,676                --            1,271              (238)         158,709
Selling, general and administration...         36,514                18           16,774                --           53,306
                                          -----------       -----------      -----------       -----------      -----------
Operating income (loss)...............        121,162               (18)         (15,503)             (238)         105,403
Interest expense......................         19,283                --              916                --           20,199
Other (income) expense................         39,208           (38,489)              --                --              719
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before income taxes and
   equity in net loss of subsidiaries.         62,671            38,471          (16,419)             (238)          84,485
Income tax expense....................         23,416            13,465           (6,191)               --           30,690
                                          -----------       -----------      -----------       -----------      -----------
                                               39,255            25,006          (10,228)             (238)          53,795
Equity in net income of subsidiaries..         14,778                --               --           (14,778)              --
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $    54,033       $    25,006      $   (10,228)      $   (15,016)     $    53,795
                                          ===========       ===========      ===========       ===========      ===========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows (in thousands):

                                                                                                COMBINED            TOTAL
                                                              PARENT          GUARANTORS      NON-GUARANTORS    CONSOLIDATED
                                                            -----------      -----------      --------------    ------------
                                                                              (Year ended December 31, 2002)
Net cash provided by operations......................       $    80,838      $    33,976       $       208      $   115,022
Net cash used in investing activities - primarily
   purchases of property, plant and equipment........           (88,203)         (46,140)              557         (133,786)
Financing activities:
   Issuance of long-term debt........................           582,411               --            16,580          598,991
   Repayments of long-term debt......................          (566,450)              --           (55,015)        (621,465)
   Other.............................................           (63,473)          12,363            38,325          (12,785)
                                                            -----------      -----------       -----------      -----------
Net cash provided by (used in) financing activities..           (47,512)          12,363              (110)         (35,259)
                                                            -----------      -----------       -----------      -----------
Increase (decrease) in cash and cash equivalents.....           (54,877)             199               655          (54,023)
Cash and cash equivalents at beginning of year.......            77,407               83               751           78,241
                                                            -----------      -----------       -----------      -----------
Cash and cash equivalents at end of year.............       $    22,530      $       282       $     1,406      $    24,218
                                                            ===========      ===========       ===========      ===========

                                                                                                COMBINED            TOTAL
                                                              PARENT          GUARANTORS      NON-GUARANTORS     CONSOLIDATED
                                                            -----------      -----------      --------------    -------------
                                                                              (Year ended December 31, 2001)
Net cash provided by (used in) operations............       $    53,101      $    35,086       $   (20,814)     $    67,373
Net cash used in investing activities - primarily
   purchases of property, plant and equipment........           (84,632)              --            (6,078)         (90,710)
Financing activities:
   Issuance of long-term debt........................           192,834               --             8,528          201,362
   Repayments of long-term debt......................          (105,299)              --            (6,672)        (111,971)
   Other.............................................            12,479          (35,043)           24,567            2,003
                                                            -----------      -----------       -----------      -----------
Net cash provided by financing activities............           100,014          (35,043)           26,423           91,394
                                                            -----------      -----------       -----------      -----------
Increase (decrease) in cash and cash equivalents.....            68,483               43              (469)          68,057
Cash and cash equivalents at beginning of year.......             8,924               40             1,220           10,184
                                                            -----------      -----------       -----------      -----------
Cash and cash equivalents at end of year.............       $    77,407      $        83       $       751      $    78,241
                                                            ===========      ===========       ===========      ===========

                                                                                                COMBINED            TOTAL
                                                              PARENT          GUARANTORS      NON-GUARANTORS     CONSOLIDATED
                                                            -----------      -----------      --------------    -------------
                                                                              (Year ended December 31, 2000)
Net cash provided by (used in) operations............       $   122,198      $        23       $   (19,429)     $   102,792
Net cash used in investing activities - primarily
   purchases of property, plant and equipment........           (68,926)              --           (40,473)        (109,399)
Financing activities:
   Issuance of long-term debt........................            48,997               --            19,920           68,917
   Repayments of long-term debt......................           (38,958)              --            (3,402)         (42,360)
   Purchase of treasury stock........................           (26,876)              --                --          (26,876)
   Other.............................................           (42,402)              17            42,880              495
                                                            -----------      -----------       -----------      -----------
Net cash provided by (used in) financing activities..           (59,239)              17            59,398              176
                                                            -----------      -----------       -----------      -----------
Increase (decrease) in cash and cash equivalents.....            (5,967)              40              (504)          (6,431)
Cash and cash equivalents at beginning of year.......            14,891               --             1,724           16,615
                                                            -----------      -----------       -----------      -----------
Cash and cash equivalents at end of year.............       $     8,924      $        40       $     1,220      $    10,184
                                                            ===========      ===========       ===========      ===========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
2002:
Net sales............................................      $   166,903     $   213,739       $   240,697      $   243,154
Gross profit.........................................           27,374          53,043            72,755           72,461
Operating income.....................................           14,286          33,264            57,076           59,276
Income before extraordinary items....................            3,668          17,728            29,131           30,810
Extraordinary loss on debt extinguishments...........            2,028              --                --            1,431
Net income...........................................            1,640          17,728            29,131           29,378
Earnings per share before extraordinary items:
     Basic...........................................              .08             .37               .61              .65
     Diluted.........................................              .08             .37               .61              .64
Earnings per share:
     Basic...........................................              .04             .37               .61              .62
     Diluted.........................................              .04             .37               .61              .61

2001:
Net sales............................................      $   154,086     $   157,639       $   156,807      $   138,452
Gross profit.........................................           25,563          25,499            21,919           11,076
Operating income.....................................           11,761           7,323             9,098           (2,257)
Net income...........................................            4,383           1,953             2,122           (5,314)
Earnings per share:
     Basic...........................................              .10             .04               .05             (.12)
     Diluted.........................................              .10             .04               .05             (.12)

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

NOTE 14.  SUBSEQUENT EVENTS
On March 14, 2003, the company purchased the galvanizing assets of GalvPro II, LLC, for $17.5 million, plus the potential of an additional $1.5 million based on an earn-out formula. This steel coating facility is located in Jeffersonville, Indiana, and has an estimated annual production capacity of between 300,000 and 350,000 tons of light-gauge, hot-dipped, cold-rolled galvanized steel. The company anticipates investing between $2.0 and $6.0 million of additional capital for certain equipment modifications and improvements. The facility will be operated as a cost-center of the company's Flat Roll Division. The company anticipates production will begin mid-2003 and believes this addition will increase its percentage of value-added product sales.

On February 27, 2003, the company announced that it was increasing its ownership in its consolidated subsidiary NMBS from 46.6% ownership to 100% through (a) acquisition of the 46.6% ownership interest in NMBS previously held by New Process Steel Corporation (New Process), a privately held Houston, Texas, steel processor, which the company has already consummated at a cost of $3.5 million, plus the purchase of New Process' portion of NMBS's subordinated notes payable, including accrued interest, to New Process for $3.9 million, and (b) an agreement to acquire the remaining 6.8% stake held by other minority investors, during the first quarter of 2003. NMBS began production in 2000 and produces joists, girders, trusses and steel roof and floor decking, which is sold primarily in the upper Midwest non-residential building components market.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this item will be set forth under the caption "Election of Directors" in the 2003 Proxy Statement, which we will file no later than 120 days after the end of our fiscal year with the Securities and Exchange Commission. We incorporate that information herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 2003 Proxy Statement, which we will file no later than 120 days after the end of our fiscal year with the Securities and Exchange Commission. We incorporate that information herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished pursuant to this item will be set forth under the caption "Information on Directors and Executive Officers" in the 2003 Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year with the Securities and Exchange Commission. We incorporate that information herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have four compensation plans approved by stockholders under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services: The 1994 Incentive Stock Option Plan; The Amended and Restated 1996 Incentive Stock Option Plan; The Revised Officer and Manager Cash and Stock Bonus Plan; and The Non-Employee Director Stock Option Plan.

The following table summarizes information about our equity compensation plans at December 31, 2002:

                                                                                                                   (c)
                                                 (a)                                                 Number of securities remaining
                                     Number of Securities to be                   (b)                 available for future issuance
                                       issued upon exercise of         Weighted-average exercise        under equity compensation
                                    outstanding options, warrants    price of outstanding options,     plans (excluding securities
          Plan Category                      and rights                   warrants and rights            reflected in column (a)
------------------------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security holders                  2,802,384                         $12.54                          3,219,770

Equity compensation plans not
approved by security holders                   -------                          -------                          -------

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Heidtman Contract. For the years ended December 31, 2002 and 2001, we sold approximately 451,000 tons and 405,000 tons of our steel products to Heidtman for $145.6 million and $112.3 million, representing approximately 17% and 18% of our total net sales for each year, respectively. We have a long-term "off-take" agreement with Heidtman that extends through March 2007. Under the off-take agreement, Heidtman is obligated to buy and we are obligated to sell to Heidtman, at least 76,000 tons of our hot band products per quarter, or 336,000 tons annually, and at least 15,000 tons of our cold-rolled products per quarter, or 60,000 tons annually. Our pricing to Heidtman is determined by either a market or a spot market pricing formula. For market priced sales of hot-rolled steel, pricing is determined on an "all-in" cost-plus basis, together with all published extras. For spot market sales of hot-rolled steel, pricing is determined on the basis of a discounted market index. Pricing for cold-rolled products is determined on a marginal revenue basis over hot-rolled sheet. John Bates is the President and Chief Executive Officer of Heidtman, is a member of our board of directors and is the beneficial owner of 6.3% of our common stock outstanding as of December 31, 2002.

OmniSource Contract. We have had an ongoing relationship with OmniSource, pursuant to which OmniSource has agreed to act as our exclusive scrap purchaser and to use its best efforts to locate and secure for us up to a minimum of 80% of our steel scrap requirements at the lowest then-available market prices for material of like grade, quantity and delivery dates. The cost to us of OmniSource-owned scrap is the price at which OmniSource, in bona fide market transactions, can actually sell material of like grade, quality and quantity. With respect to general market brokered scrap, the cost to us is the price at which OmniSource can actually purchase that scrap in the market, without mark-up or any other additional cost. For its services, OmniSource receives a commission per gross ton of scrap received by us at our mini-mills. All final decisions regarding scrap purchases belong to us, and we maintain the sole right to determine our periodic scrap needs, including the extent to which we may employ scrap substitutes in lieu of, or in addition to, scrap. In addition, we have the right to purchase up to, but not in excess of, 20% of our gross tonnage of purchased scrap in any calendar quarter from certain other steel scrap providers not to exceed 125,000 tons in such calendar quarter. No commission is payable to OmniSource for scrap substitute purchased or manufactured by us or for scrap purchased from other vendors provided that we do not exceed the agreed upon thresholds. In addition, OmniSource maintains a scrap handling facility, with its own equipment and staff, on our plant site. OmniSource does not pay rent for this facility. The current agreement which became effective July 1, 2002, extends through December 31, 2004; however, either party may terminate the agreement at anytime on or after July 1, 2003, provided that such party gives the other party at least three full calendar months prior notice.

For the years ended December 31, 2002 and 2001, we purchased 2.1 million tons of scrap, or 82% of our total scrap purchases, and 1.5 million tons of scrap, or 87% of our total scrap purchases, respectively from OmniSource. For these purchasing services, we paid OmniSource fees of $3.5 million and $4.2 million for the years ended December 31, 2002 and 2001, respectively. Daniel Rifkin, who is a member of our board of directors, is the President of OmniSource and is also a stockholder of our company.

New Millennium Joint Venture. In September 1999, we and New Process Steel Holding Co., Inc., a major processor and distributor of coated flat-rolled products, organized New Millennium, an Indiana limited liability company. At December 31, 2002 our ownership interest in New Millennium was 46.6%, but our vote is determinative on all material matters requiring an affirmative vote, except for a limited number of matters specifically requiring a unanimous vote. Our financial investment in New Millennium was $5.0 million as of December 31, 2002. In addition, in connection with the refinancing of New Millennium's credit facility pursuant to a credit agreement dated July 2, 2002, we have made a $3.5 million subordinated loan to New Millennium as of December 31, 2002, and we have entered into a capital call agreement that requires us to make additional capital contributions up to an aggregate of $1.5 million under certain circumstances. In February 2003, however, we purchased New Process Steel's 46.6% ownership interest in New Millennium, and we announced that we have an agreement to acquire the remaining 6.8% minority interest, which we expect to consummate shortly. As a result of these transactions, we will own 100% of New Millennium it will no longer be operated as a joint venture with a third party.

We believe that all of the transactions described above are on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 14: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of registrant's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of registrant's disclosure controls and procedures, within 90 days prior to the filing date of this report on Form 10-K. Based upon their evaluation, registrant's principal executive officer and principal financial officer have concluded that registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There have been no significant changes in registrant's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and, therefore, there were no corrective actions taken.

ITEM 15: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fee Information

Fees for professional services provided by our independent auditors in each of the last two years, in each of the following categories are:

                                                     2002          2001
                                                   --------      --------
            Audit Fees                             $412,000      $184,000
            Audit-Related Fees                       48,000        46,000
            Tax Fees                                351,000        38,000
            All Other Fees                               --            --
                                                   --------      --------
                                                   $811,000      $268,000
                                                   ========      ========

Fees for audit services include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-Q, comfort letter procedures, preparing consents, and assistance with review of documents filed with the Commission. Audit-related fees principally include accounting consultations and audits of benefit plans.

There were no other services performed during 2002 and 2001.

                                     PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as a part of this report:

      1.    Financial Statements:

                  See the Audited Consolidated Financial Statements of Steel Dynamics Inc. attached hereto and described in the Index on page 42 of this Report.

      2.    Financial Statement Schedules:

                  None

(b) Reports on Form 8-K. We filed the following reports on Form 8-K during the fourth quarter of 2002.

         DATE OF FILING                      DESCRIPTION                            REPORTED

         November 14, 2002                   Item 9:  Regulation FD Disclosure      Section 906 Certification re report on Form
                                                                                    10-Q for quarter ending September 30, 2002

         December 18, 2002                   Item 9:  Regulation FD Disclosure      Announcing sale of $100 million of
                                                                                    registrant's 4% convertible subordinated notes
                                                                                    due 2012

(c)   Exhibits:

Exhibit No.

   2.1 Agreement (Settlement Agreement), dated as of January 28, 2002, by and among Iron Dynamics, Inc., Steel Dynamics, Inc., various signatory lender banks, and Mellon Bank, N.A. as Agent for the Iron Dynamics lenders, incorporated by reference from Exhibit 2.1 to our Report on Form 8-K, filed February 26, 2002.

   3.1a Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated by reference from Exhibit 3.1a in Registrant's Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.

   3.1b Articles of Incorporation of Iron Dynamics, Inc., incorporated by reference from Registrant's 1996 Annual Report on Form 10-K, filed March 31, 1997.

   3.2a Amended Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.2a to our Registration Statement on Form S-3, SEC File No. 333-82210, effective February 28, 2002.

   3.2b Bylaws of Iron Dynamics, Inc., incorporated by reference from Registrant's 1996 Annual Report on Form 10-K, filed March 31, 1997.

   4.1 Registration Agreement between Steel Dynamics, Inc. and certain stockholders of Steel Dynamics, Inc., incorporated by reference from
            Exhibit 10.31 to the Company's Registration Statement on Form S-1, SEC File No. 333-12521, filed September 23, 1996.

   4.1a Amendment No. 1 to Registration Agreement (incorporated by reference from Exhibit 10.32 to the Company's Registration Statement on Form S-1, SEC File No. 333-12521, filed September 23, 1996).

   4.1b Amendment No. 2 to Registration Agreement (incorporated by reference from Exhibit 10.33 to the Company's Registration Statement on Form S-1, SEC File No. 333-12521, filed September 23, 1996).

   4.1c Amendment No. 3 to Registration Agreement (incorporated by reference from Exhibit 10.34 to the Company's Registration Statement on Form S-1, SEC File No. 333-12521, filed September 23, 1996).

   4.2 Registration Rights Agreement, dated as of January 28, 2002, among Steel Dynamics, Inc., various financial institutions which are to receive Steel Dynamics common stock under the Settlement Agreement referred to in Exhibit 2.1, and Mellon Bank, N.A., as Agent, incorporated by reference from Exhibit 4.1 to our Report on Form 8-K, filed February 26, 2002.

   4.3 Registration Rights Agreement between Steel Dynamics, Inc. as Issuer and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. as Initial Purchasers, dated as of December 23, 2002, re $100,000,000 of our 4% Convertible Subordinated Notes due 2012, incorporated by reference from Exhibit 4.1c to our Registration Statement on Form S-3, File No. 333-103672, filed March 7, 2003.

   4.4 Indenture relating to Registrant's issuance of $200 million senior unsecured notes, dated as of March 26, 2002, between Steel Dynamics, Inc. as Issuer and SDI Investment Company as Initial Subsidiary Guarantor, and Fifth Third Bank, Indiana as Trustee, incorporated by reference from Exhibit 10.3a to our 2001 Annual Report on Form 10-K, filed March 28, 2002.

   4.4a* First Supplemental Indenture, dated as of September 6, 2002, relating to the Indenture described in Exhibit 4.4.

   4.4b* Second Supplemental Indenture, dated as of September 30, 2002, relating to the Indenture described in Exhibit 4.4

   4.4c* Third Supplemental Indenture, dated as of December 31, 2002, relating to the Indenture described in Exhibit 4.4.

   4.5 Indenture relating to our 4% Convertible Subordinated Notes due 2012, dated as of December 23, 2002, between Steel Dynamics, Inc. and Fifth Third Bank, Indiana as Trustee, incorporated by reference from Exhibit 4.2a to our Registration Statement on Form S-3, File No. 333-103672, filed March 7, 2003.

   10.1 Credit Agreement relating to our $350 million senior secured credit facility, dated as of March 26, 2002 among Steel Dynamics, Inc. as Borrower, certain designated "Initial Lender Parties," JPMorgan Chase as Collateral Agent and Administrative Agent, Morgan Stanley Senior Funding, Inc. as Arranger and Syndication Agent, and others, incorporated by reference from Exhibit 10.1a to our 2001 Annual Report on Form 10-K, filed March 28, 2002.

   10.1a First Amendment to Credit Agreement referenced at Exhibit 10.1, dated as of August 6, 2002, incorporated herein from Exhibit 10.1b to our Registration Statement on Form S-4, SEC File No. 333-99855, effective October 17, 2002.

   10.1b* Second Amendment to Credit Agreement dated as of December 16, 2002, relating to the Credit Agreement described at Exhibit 10.1.

   10.1c* Third Amendment to Credit Agreement dated as of January 23, 2003, relating to the Credit Agreement described at Exhibit 10.1.

   10.1d* Fourth Amendment to Credit Agreement dated as February 20, 2003, relating to the Credit Agreement described at Exhibit 10.1.

   10.2 Subsidiary Guaranty dated as of March 26, 2002 from SDI Investment Company, Iron Dynamics, Inc. and certain future Additional Guarantors, in favor of the Secured Parties under the March 26, 2002 Credit Agreement, incorporated by reference from Exhibit 10.2a to our 2001 Annual Report on Form 10-K, filed March 28, 2002.

   10.2a* Subsidiary Guaranty Supplement, dated as of April 7, 2002, from Ferrous Resources, LLC, in favor of the Secured Parties under the March 26, 2002 Credit Agreement.

   10.2b* Subsidiary Guaranty Supplement, dated as of September 6, 2002, from Dynamic Bar Products, LLC, in favor of the Secured Parties under the March 26, 2002 Credit Agreement.

   10.2c* Subsidiary Guaranty Supplement, dated as of January 23, 2003, from Steel Dynamics Sales North America, Inc., in favor of the Secured Parties under the March 26, 2002 Credit Agreement.

   10.3* Purchase Agreement dated December 17, 2002 between Steel Dynamics, Inc. and Morgan Stanley & Co. Incorporated, et al as Initial Purchasers re Steel Dynamics, Inc.'s 4% Convertible Subordinated Notes due 2012.

   10.12 Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. re Taxable Economic Development Revenue bonds, Trust Indenture between Indiana Development Finance Authority and NBD Bank, N.A., as Trustee re Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc., incorporated by reference from Exhibit 10.12 to Registrant's Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.

   10.18    1994 Incentive Stock Option Plan, incorporated by reference from
            Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.

   10.19+ Amended and Restated 1996 Incentive Stock Option Plan, incorporated by reference from Exhibit 10.19 to our 2001 Annual Report on Form 10-K, filed March 28, 2002.

   10.23+ Revised Officer and Manager Cash and Stock Bonus Plan, incorporated by reference from Exhibit 10.23 to our June 30, 2000 Form 10-Q, filed August 11, 2000.

   10.40 Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit 10.40 to our June 30, 2000 Form 10-Q, filed August 11, 2000.

   10.41 Agreement (Settlement Agreement), dated as of January 28, 2002, by and among Iron Dynamics, Inc., Steel Dynamics, Inc., various signatory lender banks, and Mellon Bank, N.A. as Agent for the Iron Dynamics lenders, incorporated by reference from Exhibit 2.1 to our Report on Form 8-K/A, filed February 26, 2002.

   12.1*    Computation of Ratio of Earnings to Fixed Charges

   14.1* Code of Ethics for Principal Executive Officers and Senior Financial Officers

   21.1*    List of our Subsidiaries

   23.1*    Consent of Ernst & Young LLP.

   24.1     Powers of attorney (see signature page on page 73 of this report).

-------------

*        Filed concurrently herewith
+        Indicates a management contract or compensatory plan or arrangement.

(d) Availability of Exhibits. Copies of this Annual Report on Form 10-K (including Exhibit 24.1), Exhibits 11.1, 12.1, 21.1 and 23.1 are available to our stockholders without charge. Copies of other exhibits can be obtained by stockholders upon payment of 12 cents per page for such exhibits. Written requests should be sent to Investor Relations, Steel Dynamics, Inc., 6714 Pointe Inverness Way, Suite 200 Fort Wayne, Indiana 46804.

SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2003

                              STEEL DYNAMICS, INC.

                                           By:   /S/  KEITH E. BUSSE
                                                --------------------
                                                      KEITH E. BUSSE
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

POWER OF ATTORNEY

      Each person whose signature appears below constitutes and appoints Keith
E. Busse and Tracy L. Shellabarger, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2002 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS 2002 ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF STEEL DYNAMICS, INC. AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURES                                               TITLE                                       DATE

  /s/ KEITH E. BUSSE
-------------------------------------
           KEITH E. BUSSE                     President & Chief Executive Officer and Director               3/28/03
                                                        (Principal Executive Officer)

  /s/ TRACY L. SHELLABARGER
-------------------------------------
        TRACY L. SHELLABARGER               Vice President & Chief Financial Officer and Director            3/28/03
                                                (Principal Financial and Accounting Officer)

  /s/ MARK D. MILLETT
-------------------------------------
           MARK D. MILLETT                                     Vice President                                3/28/03

  /s/ RICHARD P. TEETS, JR.
-------------------------------------
        RICHARD P. TEETS, JR.                                  Vice President                                3/28/03

  /s/ DANIEL M. RIFKIN
-------------------------------------
           DANIEL M. RIFKIN                                       Director                                   3/28/03

  /s/ JOHN C. BATES
-------------------------------------
            JOHN C. BATES                                         Director                                   3/28/03

 /s/ DR. JURGEN KOLB
-------------------------------------
           DR. JURGEN KOLB                                        Director                                   3/28/03

  /s/ NAOKI HIDAKA
-------------------------------------
            NAOKI HIDAKA                                          Director                                   3/28/03

  /s/ JOSEPH D. RUFFOLO
-------------------------------------
           JOSEPH D. RUFFOLO                                      Director                                   3/28/03

  /s/ JAMES E. KELLEY
-------------------------------------
            JAMES E. KELLEY                                       Director                                   3/28/03

  /s/ RICHARD J. FREELAND
-------------------------------------
          RICHARD J. FREELAND                                     Director                                   3/28/03

 /s/ PAUL B. EDGERLEY
-------------------------------------
           PAUL B. EDGERLEY                                       Director                                   3/28/03

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

      I, Keith E. Busse, Chairman, President and Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Steel Dynamics, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


                                        /s/ KEITH E. BUSSE
                               -------------------------------------------------
                               Keith E. Busse
                               Chairman, President and Chief Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

      I, Tracy L. Shellabarger, Vice President and Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Steel Dynamics, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                        /s/ TRACY L. SHELLABARGER
                               --------------------------------------------
                               Tracy L. Shellabarger
                               Vice President and Chief Financial Officer