Form 10-Q
period 2003-03-31
STEEL DYNAMICS INC
filed 2003-05-09
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes [X] No [ ]

As of May 1, 2003, Registrant had 47,636,097 outstanding shares of Common Stock.

                              STEEL DYNAMICS, INC.
                                Table of Contents

                          PART I. Financial Information

Item 1.   Consolidated Financial Information:

                                                                                                            Page
                                                                                                            ----
            Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002.........      1

            Consolidated Statements of Income for the three month period ended
               March 31, 2003 and 2002 (unaudited).....................................................      2

            Consolidated Statements of Cash Flows for the three month period ended
               March 31, 2003 and 2002 (unaudited).....................................................      3

            Notes to Consolidated Financial Statements.................................................      4

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................................      9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................................     11

Item 4.     Controls and Procedures ...................................................................     11

                           PART II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................................................     12

            Signature..................................................................................     13

            Certifications of Principal Executive Officer and Principal Financial Officer..............     13

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                               March 31,        December 31,
                                                                                                 2003                2002
                                                                                              -----------       ------------
                                                                                              (unaudited)
                                     ASSETS
Current assets:
      Cash and cash equivalents ........................................................      $     3,241       $     24,218
      Accounts receivable, net .........................................................           82,849             83,779
      Accounts receivable-related parties ..............................................           39,096             34,700
      Inventories ......................................................................          167,684            153,204
      Deferred taxes ...................................................................            7,081              6,680
      Other current assets .............................................................            5,859              8,322
                                                                                              -----------       ------------
                  Total current assets .................................................          305,810            310,903

Property, plant, and equipment, net ....................................................          951,368            929,338

Restricted cash ........................................................................            2,622              2,616

Other assets ...........................................................................           36,165             32,839
                                                                                              -----------       ------------

                  Total assets .........................................................      $ 1,295,965       $  1,275,696
                                                                                              ===========       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .................................................................      $    29,568       $     27,390
      Accounts payable-related parties .................................................           32,779             18,827
      Accrued interest .................................................................            5,665             10,665
      Other accrued expenses ...........................................................           38,306             44,755
      Current maturities of long-term debt .............................................           12,936             11,913
                                                                                              -----------       ------------
                  Total current liabilities ............................................          119,254            113,550

Long-term debt, less current maturities ................................................          539,121            543,537

Deferred taxes .........................................................................           75,975             70,330

Minority interest ......................................................................            1,029              4,632

Other long-term contingent liabilities .................................................           21,987             21,987

Commitments and contingencies

Stockholders' equity:
      Common stock voting, $.01 par value; 100,000,000 shares authorized;
                50,030,265 and 49,966,590 shares issued; and 47,631,097 and
                47,580,676 shares outstanding, as of March 31, 2003 and
                December 31, 2002, respectively ........................................              500                499
      Treasury stock, at cost; 2,399,168 and 2,385,914 shares, at March 31, 2003
            and December 31, 2002, respectively ........................................          (29,065)           (28,889)
      Additional paid-in capital .......................................................          348,056            347,050
      Retained earnings ................................................................          225,884            210,106
      Other accumulated comprehensive loss .............................................           (6,776)            (7,106)
                                                                                              -----------       ------------
                  Total stockholders' equity ...........................................          538,599            521,660
                                                                                              -----------       ------------
                  Total liabilities and stockholders' equity ...........................      $ 1,295,965       $  1,275,696
                                                                                              ===========       ============

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                        Three Months
                                                        Ended March 31,
                                                   ----------------------
                                                     2003          2002
                                                   --------      --------
Net Sales:
      Unrelated parties .....................      $202,543      $139,149
      Related parties .......................        32,961        27,754
                                                   --------      --------
            Total net sales .................       235,504       166,903

Cost of goods sold ..........................       185,969       139,529
                                                   --------      --------
Gross profit ................................        49,535        27,374

Selling, general and administrative expenses         14,975        16,332
                                                   --------      --------
      Operating income ......................        34,560        11,042

Interest expense ............................         9,166         4,265
Other expense, net ..........................           149         4,153
                                                   --------      --------
      Income before income taxes ............        25,245         2,624
Income tax expense ..........................         9,467           984
                                                   --------      --------

Net income ..................................      $ 15,778      $  1,640
                                                   ========      ========

Basic earnings per share:
      Net income ............................      $    .33      $    .04
                                                   ========      ========

Weighted average number of shares outstanding        47,601        46,045
                                                   ========      ========

Diluted earnings per share:
      Net income ............................      $    .33      $    .04
                                                   ========      ========

Weighted average number of shares and share
      equivalents outstanding ...............        47,786        46,348
                                                   ========      ========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Three Months
                                                                          Ended March 31,
                                                                     ------------------------
                                                                       2003            2002
                                                                     --------       ---------
Operating activities:
      Net income ..............................................      $ 15,778       $   1,640
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization .....................        16,276          13,833
            Deferred income taxes .............................         5,244          (1,704)
            Minority interest .................................          (651)            256
            Changes in certain assets and liabilities:
                  Accounts receivable .........................        (3,466)         (4,449)
                  Inventories .................................       (14,480)          6,012
                  Other assets ................................           753           7,833
                  Accounts payable ............................        16,130           9,207
                  Accrued expenses ............................       (10,917)           (139)
                                                                     --------       ---------
            Net cash provided by operating activities .........        24,667          32,489
                                                                     --------       ---------
Investing activities:
      Purchases of property, plant, and equipment .............       (37,435)        (33,759)
      Other investing activities ..............................        (8,291)             --
                                                                     --------       ---------
            Net cash used in investing activities .............       (45,726)        (33,759)
                                                                     --------       ---------
Financing activities:
      Issuance of long-term debt ..............................        21,712         476,149
      Repayments of long-term debt ............................       (21,418)       (508,403)
      Issuance of common stock, net of expenses and proceeds
         and tax benefits from exercise of stock options ......         1,007           1,103
      Purchase of treasury stock ..............................          (176)             --
      Debt issuance costs .....................................        (1,043)        (13,501)
                                                                     --------       ---------
            Net cash provided by (used in) financing activities            82         (44,652)
                                                                     --------       ---------

Decrease in cash and cash equivalents .........................       (20,977)        (45,922)
Cash and cash equivalents at beginning of period ..............        24,218          78,241
                                                                     --------       ---------
Cash and cash equivalents at end of period ....................      $  3,241       $  32,319
                                                                     ========       =========

Supplemental disclosure of cash flow information:
      Cash paid for interest ..................................      $ 15,632       $   6,187
                                                                     ========       =========
      Cash paid for federal and state income taxes ............      $    614       $     110
                                                                     ========       =========
      Issuance of common stock from treasury to
         extinguish portion of long-term debt .................      $     --       $  22,000
                                                                     ========       =========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Steel Dynamics, Inc. (SDI), together with its subsidiaries, including New Millennium Building Systems LLC (NMBS), after elimination of the significant intercompany accounts and transactions. Minority interest represents the minority shareholders' proportionate share in the equity or income of the company's consolidated subsidiaries. During the first quarter of 2003, the company increased its ownership interest in NMBS from 46.6% to 100%.

Use of Estimates. These financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that are based on management's estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto. Actual results may differ from these estimates.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements included in the company's 2002 Annual Report on Form 10-K.

Prior Year Reclassifications. In accordance with the Financial Accounting and Standards Board (FASB) Statement No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections," the company has reclassified its extraordinary loss on extinguishment of debt of $3.2 million, recorded in March 2002, as selling, general and administrative expense and the corresponding income tax effect. This reclassification had no effect on net income as previously reported.

Stock-Based Compensation. In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation Transition and Disclosure," which amends FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 148 is effective for fiscal years ending after December 15, 2002, and gives further guidance regarding methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and regarding disclosure requirements as previously defined in FAS
123. At March 31, 2003, the company had three incentive stock option plans and accounted for these plans under the recognition and measurement principles of Accounting and Standards Board APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, no stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the three months ended March 31 (in thousands, except per share data):

                                                                               2003              2002
                                                                             ----------       ----------
Net income, as reported ...............................................      $   15,778       $    1,640
      Total stock-based employee compensation expense
          using the fair value based method, net of related tax effects            (583)            (491)
                                                                             ----------       ----------
Pro forma net income ..................................................      $   15,195       $    1,149
                                                                             ==========       ==========
Basic earnings per share:
   As reported ........................................................      $      .33       $      .04
   Pro forma ..........................................................             .32              .03

Diluted earnings per share:
    As reported .......................................................      $      .33       $      .04
    Pro forma .........................................................             .32              .03

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. No individual options were granted during the three months ended March 31, 2003 and 2002. The fair values at the date of grant are estimated using the Black-Scholes option-pricing model with the following assumptions: no-dividend-yield, risk-free interest rates from 3.2% to 7.1%, expected volatility from 30% to 62% and expected lives from two months to eight years.

Note 2.  Earnings Per Share

The company computes and presents earnings per common share in accordance with FASB Statement No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and dilutive convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between the company's basic and diluted earnings per

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share is solely attributable to stock options. The following table presents the common share equivalents that were excluded from the company's dilutive earnings per share calculation because they were anti-dilutive at March 31 (in thousands):

                                                 2003      2002
                                                ------    -----
Stock options ............................      1,609      930
Convertible subordinated debt ............      6,763       --
                                                ------    -----
     Total anti-dilutive share equivalents      8,372      930
                                                ======    =====

Note 3.  Comprehensive Income

The following table presents the company's components of comprehensive income, net of related tax, for the three months ended March 31 (in thousands):

                                                             2003          2002
                                                           --------       ------
Net income available to common shareholders .........      $ 15,778       $1,640
     Unrealized gain on derivative instruments ......           387          607
     Unrealized loss on available-for-sale securities           (57)          --
                                                           --------       ------
Comprehensive income ................................      $ 16,108       $2,247
                                                           ========       ======


The company recorded a loss from hedging activities of approximately $257,000 and a gain of approximately $45,000 for the three months ended March 31, 2003, and 2002, respectively.

Note 4.  Inventories

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following (in thousands):

                      March 31,    December 31,
                        2003          2002
                      --------      --------
Raw Materials ....    $ 58,861      $ 53,532
Supplies .........      56,255        52,815
Work-in-progress..       9,921        14,835
Finished Goods ...      42,647        32,022
                      --------      --------
                      $167,684      $153,204
                      ========      ========

Note 5.  Segment Information

The company has two reportable segments: steel operations and steel scrap substitute operations. The steel operations segment includes the company's Flat Roll Division, Structural and Rail Division, and Bar Products Division. The Flat Roll Division sells a broad range of hot-rolled, cold-rolled and coated steel products, including a large variety of specialty products such as thinner gauge hot-rolled products and galvanized products. The Flat Roll Division sells directly to end-users and service centers, including Heidtman, located primarily in the Midwestern United States and these products are used in numerous industry sectors, including the automotive, construction and commercial industries. The company began significant construction of its Structural and Rail Division in May 2001, with structural steel production commencing in the third quarter of 2002. Construction of the rail facility is continuing, with initial test production anticipated to commence in the second quarter of 2003. This facility produces and sells structural steel beams, pilings, and other steel components directly to end-users and service centers for the construction, transportation and industrial machinery markets. This facility is also designed to produce and sell a variety of standard and premium-grade rails for the railroad industry. On September 9, 2002, the company purchased the special bar quality mini-mill assets of Qualitech Steel SBQ, LLC. The company plans to invest between $70 and $75 million of additional capital to convert the facility to the production of merchant bars and shapes and reinforcing bar products, with an anticipated annual production capacity of between 500,000 and 600,000 tons. The company anticipates initial production will begin during the first quarter of 2004 and anticipates marketing the bar products directly to end-users and to service centers for the construction, transportation and industrial machinery markets.

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

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The company's operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Certain amounts in 2002 have been reclassified as a result of the company's compliance with FAS 145 as discuss in Note 1. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company's steel operations include sales to non-U.S. companies of $40.3 million and $2.5 million, for the three-months ended March 31, 2003 and 2002, respectively. The company's segment results are as follows (in thousands):

                                           2003              2002
                                        -----------       -----------
STEEL OPERATIONS

           Net sales
                 External               $   216,574       $   146,293
                 Other segments              12,429            11,182
           Operating income                  41,041            19,359
           Assets                         1,097,589           915,623
                                        -----------       -----------
STEEL SCRAP SUBSTITUTE OPERATIONS

           Net sales
                 External               $        --       $        --
                 Other segments                   2                --
           Operating loss                    (2,094)           (2,788)
           Assets                           151,073           154,245
                                        -----------       -----------
ALL OTHER

           Net sales
                 External               $    18,930       $    20,610
                 Other segments                 117               208
           Operating loss                    (4,741)           (5,095)
           Assets                           151,836           172,666
                                        -----------       -----------
ELIMINATIONS

           Net sales
                 External               $        --       $        --
                 Other segments             (12,548)          (11,390)
           Operating income (loss)              354              (434)
           Assets                          (104,533)          (86,960)
                                        -----------       -----------
CONSOLIDATED

           Net sales                    $   235,504       $   166,903
           Operating income                  34,560            11,042
           Assets                         1,295,965         1,155,574
                                        ===========       ===========


Note 6.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI, one of which was incorporated in 2000 and the others in 2002, have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $200.0 million of senior notes issued in March 2002 and due 2009. Set forth below are condensed consolidating financial statements of the company, including the guarantors. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and
(iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the company and the company's Report on Form 10-K for the year ended December 31, 2002.

Condensed Consolidating Balance Sheets (in thousands):

AS OF MARCH 31, 2003

                                                                                  Combined       Consolidating       Total
                                                      Parent       Guarantors   non-guarantors    adjustments     consolidated
                                                   -----------     ----------   --------------   -------------    ------------
Cash ........................................      $     2,220       $   340      $     681       $      --       $     3,241
Accounts receivable .........................          121,416            --          9,868          (9,339)          121,945
Inventories .................................          150,576            --         17,863            (755)          167,684
Other current assets ........................           13,549             3             82            (694)           12,940
                                                   -----------       -------      ---------       ---------       -----------
   Total current assets .....................          287,761           343         28,494         (10,788)          305,810
Property, plant and equipment, net ..........          759,374        49,392        142,715            (113)          951,368
Other assets ................................          199,423        42,398            326        (203,360)           38,787
                                                   -----------       -------      ---------       ---------       -----------
   Total assets .............................      $ 1,246,558       $92,133      $ 171,535       $(214,261)      $ 1,295,965
                                                   ===========       =======      =========       =========       ===========

Accounts payable ............................      $    60,553       $     1      $  11,132       $  (9,339)      $    62,347
Accrued expenses ............................           41,733            18          2,708            (488)           43,971
Current maturities of long-term debt ........            8,834            --          4,120             (18)           12,936
                                                   -----------       -------      ---------       ---------       -----------
   Total current liabilities ................          111,120            19         17,960          (9,845)          119,254
Other liabilities ...........................           74,728        30,065         (3,330)         (3,501)           97,962
Long-term debt ..............................          523,829            --         24,154          (8,862)          539,121
Minority interest ...........................              607            --             --             422             1,029

Common stock ................................              500        46,481        176,055        (222,536)              500
Treasury stock ..............................          (29,065)           --             --              --           (29,065)
Additional paid in capital ..................          348,056            16             --             (16)          348,056
Retained earnings ...........................          223,348        15,552        (43,093)         30,077           225,884
Other accumulated comprehensive loss ........           (6,565)           --           (211)             --            (6,776)
                                                   -----------       -------      ---------       ---------       -----------
   Total stockholders' equity ...............          536,274        62,049        132,751        (192,475)          538,599
                                                   -----------       -------      ---------       ---------       -----------
   Total liabilities and stockholders' equity      $ 1,246,558       $92,133      $ 171,535       $(214,261)      $ 1,295,965
                                                   ===========       =======      =========       =========       ===========

AS OF DECEMBER 31, 2002

Cash ........................................      $    22,530       $   282      $   1,406       $      --       $    24,218
Accounts receivable .........................          117,001            --          9,403          (7,925)          118,479
Inventories .................................          137,072            --         16,868            (736)          153,204
Other current assets ........................           15,209            50             99            (356)           15,002
                                                   -----------       -------      ---------       ---------       -----------
   Total current assets .....................          291,812           332         27,776          (9,017)          310,903
Property, plant and equipment, net ..........          742,202        46,139        141,107            (110)          929,338
Other assets ................................          189,807        28,454            330        (183,136)           35,455
                                                   -----------       -------      ---------       ---------       -----------
   Total assets .............................      $ 1,223,821       $74,925      $ 169,213       $(192,263)      $ 1,275,696
                                                   ===========       =======      =========       =========       ===========

Accounts payable ............................      $    44,608       $    --      $   9,533       $  (7,924)      $    46,217
Accrued expenses ............................           52,537            --          3,030            (147)           55,420
Current maturities of long-term debt ........            7,292            --          4,639             (18)           11,913
                                                   -----------       -------      ---------       ---------       -----------
   Total current liabilities ................          104,437            --         17,202          (8,089)          113,550
Other liabilities ...........................           72,959        22,926         (2,188)         (1,380)           92,317
Long-term debt ..............................          524,733            --         22,496          (3,692)          543,537
Minority interest ...........................              622            --             --           4,010             4,632

Common stock ................................              499        45,361        172,196        (217,557)              499
Treasury stock ..............................          (28,889)           --             --              --           (28,889)
Additional paid in capital ..................          347,050            16             --             (16)          347,050
Retained earnings ...........................          209,299         6,622        (40,276)         34,461           210,106
Other accumulated comprehensive loss ........           (6,889)           --           (217)             --            (7,106)
                                                   -----------       -------      ---------       ---------       -----------
   Total stockholders' equity ...............          521,070        51,999        131,703        (183,112)          521,660
                                                   -----------       -------      ---------       ---------       -----------
   Total liabilities and stockholders' equity      $ 1,223,821       $74,925      $ 169,213       $(192,263)      $ 1,275,696
                                                   ===========       =======      =========       =========       ===========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income (in thousands):

FOR THE THREE MONTHS ENDED,
MARCH 31, 2003

                                                                           Combined        Consolidating        Total
                                           Parent         Guarantors     non-guarantors     adjustments      consolidated
                                           --------       ----------     --------------    -------------     ------------
Net sales ...........................      $229,003        $     --         $ 19,049         $(12,548)        $235,504
Cost of good sold ...................       178,840              --           19,654          (12,525)         185,969
                                           --------        --------         --------         --------         --------
   Gross profit (loss) ..............        50,163              --             (605)             (23)          49,535
Selling, general and administration .        12,735             506            2,111             (377)          14,975
                                           --------        --------         --------         --------         --------
Operating income (loss) .............        37,428            (506)          (2,716)             354           34,560
Interest expense ....................         9,087            (233)             455             (143)           9,166
Other (income) expense ..............        13,999         (14,022)              (1)             173              149
                                           --------        --------         --------         --------         --------
Income (loss) before income taxes and
   equity in net loss of subsidiaries        14,342          13,749           (3,170)             324           25,245
Income taxes ........................         5,836           4,820           (1,189)              --            9,467
                                           --------        --------         --------         --------         --------
                                              8,506           8,929           (1,981)             324           15,778
Equity in net income of subsidiaries          6,948              --               --           (6,948)              --
                                           --------        --------         --------         --------         --------
Net income (loss) ...................      $ 15,454        $  8,929         $ (1,981)        $ (6,624)        $ 15,778
                                           ========        ========         ========         ========         ========

FOR THE THREE MONTHS ENDED,
MARCH 31, 2002

                                                                           Combined        Consolidating        Total
                                           Parent         Guarantors     non-guarantors     adjustments      consolidated
                                           --------       ----------     --------------    -------------     ------------
Net sales ............................      $ 157,475       $    --         $ 20,818         $(11,390)        $166,903
Cost of good sold ....................        131,014            --           19,735          (11,220)         139,529
                                            ---------       -------         --------         --------         --------
   Gross profit ......................         26,461            --            1,083             (170)          27,374
Selling, general and administration ..         13,053             3            3,011              265           16,332
                                            ---------       -------         --------         --------         --------
Operating income (loss) ..............         13,408            (3)          (1,928)            (435)          11,042
Interest expense .....................          3,381            --              888               (4)           4,265
Other (income) expense ...............         13,609        (9,489)              (3)              36            4,153
                                            ---------       -------         --------         --------         --------
Income (loss) before income taxes and
    equity in net loss of subsidiaries         (3,582)        9,486           (2,813)            (467)           2,624
Income taxes .........................         (1,263)        3,330           (1,083)              --              984
                                            ---------       -------         --------         --------         --------
                                               (2,319)        6,156           (1,730)            (467)           1,640
Equity in net income of subsidiaries .          4,426            --               --           (4,426)              --
                                            ---------       -------         --------         --------         --------
Net income (loss) ....................      $   2,107       $ 6,156         $ (1,730)        $ (4,893)        $  1,640
                                            =========       =======         ========         ========         ========


Condensed Consolidating Statements of Cash Flows (in thousands):

FOR THE THREE MONTHS ENDED
MARCH 31, 2003

                                                                                       Combined          Total
                                                          Parent       Guarantors    non-guarantors    consolidated
                                                         ---------     ----------    --------------    ------------
Net cash provided by (used in) operations .........      $ 27,109       $  (107)        $(2,335)        $ 24,667
Net cash used in investing activities .............       (39,058)       (3,253)         (3,415)         (45,726)
Net Cash provided by (used in) financing activities        (8,361)        3,418           5,025               82
                                                         --------       -------         -------         --------
   Increase (decrease) in cash and cash equivalents       (20,310)           58            (725)         (20,977)
   Cash and cash equivalents at beginning of year .        22,530           282           1,406           24,218
                                                         --------       -------         -------         --------
   Cash and cash equivalents at end of year .......      $  2,220       $   340         $   681         $  3,241
                                                         ========       =======         =======         ========


FOR THE THREE MONTHS ENDED
MARCH 31, 2002

                                                                                       Combined          Total
                                                          Parent       Guarantors    non-guarantors    consolidated
                                                         ---------     ----------    --------------    ------------

Net cash provided by operations ...................      $ 31,273       $ 33          $ 1,183           $ 32,489
Net cash provided by (used in) investing activities       (35,037)        --            1,278            (33,759)
Net Cash used in financing activities .............       (43,850)        --             (802)           (44,652)
                                                         --------       ----          -------           --------
   Increase (decrease) in cash and cash equivalents       (47,614)        33            1,659            (45,922)
   Cash and cash equivalents at beginning of year .        77,407         83              751             78,241
                                                         --------       ----          -------           --------
   Cash and cash equivalents at end of year .......      $ 29,793       $116          $ 2,410           $ 32,319
                                                         ========       ====          =======           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in our Form 10-K under "Forward-Looking Statements" and under "Risk Factors." You should read the following discussion in conjunction with "Selected Financial Data" set forth in our Form 10-K and our consolidated financial statements and notes appearing elsewhere in this filing.

BUSINESS OUTLOOK

INCOME STATEMENT CLASSIFICATION

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

         NET SALES. Our net sales were $235.5 million, with total shipments of 648,000 net tons during the first quarter of 2003, as compared to net sales of $166.9 million, with total shipments of 562,000 net tons during the first quarter of 2002, an increase in net sales of $68.6 million, or 41%, and an increase in total shipments of 86,000 net tons, or 15%. During 2002, prices of domestic flat-rolled steel, which accounted for 93% of our consolidated net sales during the year, increased dramatically to more normalized levels. In comparison to the first quarter of 2002, our average consolidated selling price per ton increased $66, or 22%, during the first quarter of 2003. However, in comparison to the peak of $403 per ton achieved in the fourth quarter of 2002, our first quarter 2003 average consolidated selling price per ton decreased approximately $40, or 10%, to $363 per ton. We experienced a softening in the flat-rolled markets during the first quarter and anticipate a further decrease in our consolidated selling prices during the second quarter. We believe this weakened steel market is primarily caused by the weakened United States economy which has severely depressed the domestic commercial construction industry. We are cautiously optimistic, however, that with a domestic economic recovery, pricing and order levels will increase during the third and fourth quarters of 2003.

         COST OF GOODS SOLD. Cost of goods sold was $185.9 million during the first quarter of 2003, as compared to $139.5 million during the first quarter of 2002, an increase of $46.4 million, or 33%, which was due in large part to increased sales and production volumes. As a percentage of net sales, cost of goods sold represented approximately 79% and 84% during the first quarter of 2003 and 2002, respectively. Our metallic raw materials represented 49% and 43% of our cost of goods sold during the first quarter of 2003 and 2002, respectively. Our average consolidated metallic raw material cost per net ton charged was $26, or 29%, higher during the first quarter of 2003 than during the same period in 2002 and substantially flat when compared to the fourth quarter of 2002. We anticipate a decrease in our metallic raw materials costs during the second and third quarters of 2003 due to a greater supply of scrap. During 2002, our gross margin strengthened from the severely depressed levels experienced during the weak steel markets of 2001. Our average product pricing increased by a greater degree than our average metallic raw material costs and we realized greater operating efficiencies through increased production. Our gross margin percentage was 21% during the first quarter of 2003, a decrease of 9% from our peak of 30% achieved during the fourth quarter of 2002. This decrease was primarily the result of the decreased selling values experienced during the first quarter of 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $15.0 million during the first quarter of 2003, as compared to $16.3 million during the same period in 2002, a decrease of $1.3 million, or 8%. As a percentage of net sales, selling, general and administrative expenses represented approximately 6% and 10% during the first quarter of 2003 and 2002, respectively. This 4% decrease was primarily related to the contribution to net sales, without a corresponding increase to selling, general and administrative expenses, by our Structural and Rail Division which began commercial operations during the third quarter of 2002. In accordance with FAS 145, we also reclassified $3.2 million of extraordinary loss from the extinguishment of debt recorded in the first quarter of 2002, as selling, general and administrative expense included in our operating income. This reclassification had no effect on net income as previously reported.

         INTEREST EXPENSE. Interest expense was $9.2 million during the first quarter of 2003, as compared to $4.3 million during the first quarter of 2002, an increase of $4.9 million, or 115%. During the first quarter of 2003, gross interest expense increased 33% to $10.6 million and capitalized interest decreased 61% to $1.5 million, as compared to the same period in 2002. The increase in our gross interest expense, despite the slight decrease in our total debt, was due to an increase in our average interest rate caused by the March 2002 refinancing, in which we accessed traditionally higher-priced public debt markets. The decrease in our capitalized interest resulted from the reduction of interest required to be capitalized with respect to our Structural and Rail Division since construction was substantially complete at June 30, 2002. As we increase our construction activities at our Bar Products Division during the remainder of 2003, we anticipate increased levels of capitalized interest.

         OTHER (INCOME) EXPENSE. Other expense was $149,000 during the first quarter of 2003, as compared to $4.2 million during the first quarter of 2002, a decrease of $4.0 million, resulting from a $4.5 million settlement cost recorded in the first quarter of 2002 for the final remaining lawsuit associated with the Nakornthai Strip Mill Public Co. Limited litigation.

         INCOME TAXES. During the first quarter of 2003 and 2002, respectively, our income tax provision was $9.5 million and $984,000. Our effective tax rate was 37.5% during the first quarter of 2003 and 2002. During 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance is still outstanding at March 31, 2003.

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

         CASH FLOWS. Our cash flows from operating activities primarily result from sales of flat-rolled and structural steel products, and to a lesser extent, sales from the fabrication of various steel products for the non-residential construction industry. For the three months ended March 31, 2003, cash provided by operating activities was $24.7 million, as compared to $32.5 million for the three months ended March 31, 2002, a decrease of $7.8 million, or 24%. This decrease was primarily driven by the Structural and Rail Division's inventory build as it continues to ramp-up production. Cash used in investing activities, which represented capital investments, was $45.7 million and $33.8 million for the three months ended March 31, 2003 and 2002, respectively. During the first quarter of 2003, we purchased the remaining 54% minority-owned interest of New Millennium Building Systems for $8.3 million, and we purchased a galvanizing facility in Jeffersonville, Indiana, for approximately $19.0 million. In addition, among other investments, we expended approximately $7.0 million in connection with the completion of our Structural and Rail Division and approximately $3.3 million in connection with our Bar Products Division. Cash provided by financing activities was $82,000 for the three months ended March 31, 2003, as compared to cash used in financing activities of $44.7 million for same period in 2002. The decrease in funds due to financing activities during 2002 was the result of our change in capital structure after the first quarter refinancing activities and the result of a decrease in debt associated with Iron Dynamics due to an agreement with the Iron Dynamics lenders to extinguish the debt under the Iron Dynamics credit agreement at the end of March 2002.

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

         LIQUIDITY. We believe the principal indicators of our liquidity are our cash position, remaining availability under our bank credit facilities and excess working capital. During the three months ended March 31, 2003, our cash position decreased $21.0 million to $3.2 million and our working capital position decreased $10.8 million, or 5%, to $186.6 million, as compared to December 31, 2002. As of March 31, 2003, $75.0 million under our senior secured revolving credit facility remained undrawn and available. Our ability to draw down the revolver is dependent upon continued compliance with the financial covenants and other covenants contained in the senior credit agreement.

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

         We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. We assess our capital spending at least quarterly and reevaluate our requirements based upon, among other things, our current and expected operating results. We currently anticipate our fiscal 2003 capital requirements to be approximately $127 million, of which $37 million was expended during the first quarter of 2003, and the remaining $90 million is expected to be spent as follows:

         - approximately $42 million at our Bar Products Division to broaden its operational capabilities to include the production of merchant shapes and reinforcing bars, as well as retain its ability to produce special-bar-quality products;

         - approximately $23 million at our Flat Roll Division, primarily for the completion of an on-site coil-coating facility expected to commence production in September 2003;

         - approximately $12 million at our Structural and Rail Division, primarily to allow for rail production;

         - approximately $11 million at our Iron Dynamics facility for its completion; and

         - approximately $2 million in connection with various maintenance projects


OTHER MATTERS

         INFLATION. We believe that inflation has not had a material effect on our results of operations.

         ENVIRONMENTAL AND OTHER CONTINGENCIES. We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and we may become subject to more stringent environmental laws and regulations in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense. At March 31, 2003, no material changes had occurred related to our interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation pursuant to Exchange Act Rule 13a-14, under the supervision and with the participation of the our management, including our President and Chief Executive Officer along with the our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in these internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out the evaluation.

                               PART II
                           OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits -

              99.1 Certification Required by Section 906 of the Sarbanes Oxley Act of 2002

         (B) Reports on Form 8-K for the quarter ended March 31, 2003:

              Qualitech Purchase Litigation Settlement..............................  January 2, 2003
              Agreement to Purchase GalvPro Assets..................................  February 4, 2003
              Section 906 Annual Certifications.....................................  March 28, 2003

Items 1 through 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of Securities
Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2003
                                STEEL DYNAMICS, INC.

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 9, 2003

By:         /s/     KEITH E. BUSSE                  .
     ------------------------------------------------
                        Keith E. Busse
       President and Chief Executive Officer

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

May 9, 2003

By:           /s/ TRACY L. SHELLABARGER
      ------------------------------------------
                Tracy L. Shellabarger
         Vice President and Chief Financial Officer
        (Principal Financial and Accounting Officer
               and Duly Authorized Officer)