Form 10-Q
period 2003-06-30
STEEL DYNAMICS INC
filed 2003-08-08
CIK 1022671

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2003

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

Registrant’s telephone number, including area code: (260) 459-3553

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes     No

As of July 31 2003, Registrant had 47,751,931 outstanding shares of Common Stock.

STEEL DYNAMICS, INC.
Table of Contents

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,928	$24,218
Accounts receivable, net	86,654	83,779
Accounts receivable-related parties	25,585	34,700
Inventories	173,424	153,204
Deferred taxes	7,679	6,680
Other current assets	8,372	8,322

Total current assets	313,642	310,903

Property, plant, and equipment, net	959,239	929,338

Restricted cash	2,627	2,616

Other assets	35,622	32,839

Total assets	$1,311,130	$1,275,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,425	$27,390
Accounts payable-related parties	35,473	18,827
Accrued interest	9,249	10,665
Other accrued expenses	38,447	44,755
Current maturities of long-term debt	13,837	11,913

Total current liabilities	123,431	113,550

Long-term debt, less current maturities	536,505	543,537

Deferred taxes	82,759	70,330

Minority interest	1,054	4,632

Other long-term contingent liabilities	21,987	21,987

Commitments and contingencies

Stockholders’ equity:
Common stock voting, $.01 par value; 100,000,000 shares authorized; 50,088,965 and 49,966,590 shares issued; and 47,689,797 and 47,580,676 shares outstanding, as of June 30, 2003 and December 31, 2002, respectively	500	499
Treasury stock, at cost; 2,399,168 and 2,385,914 shares, at June 30, 2003 and December 31, 2002, respectively	(29,065)	(28,889)
Additional paid-in capital	348,719	347,050
Retained earnings	231,314	210,106
Other accumulated comprehensive loss	(6,074)	(7,106)

Total stockholders’ equity	545,394	521,660

Total liabilities and stockholders’ equity	$1,311,130	$1,275,696

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales:
Unrelated parties	$187,342	$179,562	$389,488	$318,711
Related parties	31,290	34,177	64,648	61,931

Total net sales	218,632	213,739	454,136	380,642

Cost of goods sold	186,724	160,696	372,693	300,225

Gross profit	31,908	53,043	81,443	80,417

Selling, general and administrative expenses	14,682	19,779	29,657	36,111

Operating income	17,226	33,264	51,786	44,306

Interest expense	8,938	5,030	18,104	9,295
Other (income) expense, net	(399)	(131)	(250)	4,022

Income before income taxes	8,687	28,365	33,932	30,989

Income taxes	3,257	10,637	12,724	11,621

Net income	$5,430	$17,728	$21,208	$19,368

Basic earnings per share	$.11	$.37	$.45	$.41

Weighted average number of shares outstanding	47,650	47,423	47,625	46,734

Diluted earnings per share	$.11	$.37	$.44	$.41

Weighted average number of shares and share equivalents outstanding	47,853	47,859	47,820	47,103

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Operating activities:
Net income	$5,430	$17,728	$21,208	$19,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,643	14,247	32,919	28,080
Deferred income taxes	6,186	8,395	11,430	6,691
Minority interest	24	(26)	(627)	230
Changes in certain assets and liabilities:
Accounts receivable	9,706	(3,294)	6,240	(7,743)
Inventories	(5,740)	(2,399)	(20,220)	3,613
Other assets	(2,549)	(9,882)	(1,796)	(2,049)
Accounts payable	(450)	(4,965)	15,680	4,242
Accrued expenses	4,427	13,336	(6,490)	13,197

Net cash provided by operating activities	33,677	33,140	58,344	65,629

Investing activities:
Purchases of property, plant, and equipment	(23,670)	(25,438)	(61,105)	(59,197)
Other investing activities	8	—	(8,283)	—

Net cash used in investing activities	(23,662)	(25,438)	(69,388)	(59,197)

Financing activities:
Issuance of long-term debt	26,768	9,766	48,480	485,915
Repayments of long-term debt	(28,482)	(3,761)	(49,900)	(512,164)
Issuance of common stock, net of expenses and proceeds and tax benefits from exercise of stock options	663	3,105	1,670	4,208
Purchase of treasury stock	—	—	(176)	—
Debt issuance costs	(277)	(384)	(1,320)	(13,885)

Net cash provided by (used in) financing activities	(1,328)	8,726	(1,246)	(35,926)

Increase (decrease) in cash and cash equivalents	8,687	16,428	(12,290)	(29,494)
Cash and cash equivalents at beginning of period	3,241	32,319	24,218	78,241

Cash and cash equivalents at end of period	$11,928	$48,747	$11,928	$48,747

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,052	$2,699	$22,684	$12,229

Cash paid for federal and state income taxes	$6,860	$4,125	$7,474	$4,235

Issuance of common stock from treasury to extinguish portion of long-term debt	$—	$—	$—	$22,000

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of Steel Dynamics, Inc. (SDI), together with its subsidiaries, including New Millennium Building Systems LLC (NMBS), after elimination of the significant intercompany accounts and transactions. Minority interest represents the minority shareholders’ proportionate share in the equity or income of the company’s consolidated subsidiaries. During the first quarter of 2003, the company increased its ownership interest in NMBS from 46.6% to 100%.

Use of Estimates.  These financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that are based on management’s estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto. Actual results may differ from these estimates.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements included in the company’s 2002 Annual Report on Form 10-K.

Prior Year Reclassifications.  In accordance with the Financial Accounting and Standards Board (FASB) Statement No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the company has reclassified its extraordinary loss on extinguishment of debt of $3.2 million, recorded in March 2002, as selling, general and administrative expense and the corresponding income tax effect. This reclassification had no effect on net income as previously reported.

Stock-Based Compensation.  In December 2002, the FASB issued Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure,” which amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation.” FAS 148 is effective for fiscal years ending after December 15, 2002, and gives further guidance regarding methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and regarding disclosure requirements as previously defined in FAS 123. At June 30, 2003, the company had three incentive stock option plans and accounted for these plans under the recognition and measurement principles of Accounting and Standards Board APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, no stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the three and six-month periods ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$5,430	$17,728	$21,208	$19,368
Total stock-based employee compensation expense using the fair value based method, net of related tax effects	544	510	1,127	1,001

Pro forma net income	$4,886	$17,218	$20,081	$18,367

Basic earnings per share:
As reported	$.11	$.37	$.45	$.41
Pro forma	.10	.36	.42	.39

Diluted earnings per share:
As reported	$.11	$.37	$.44	$.41
Pro forma	.10	.36	.42	.39

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Earnings Per Share

The company computes and presents earnings per common share in accordance with FASB Statement No. 128, “Earnings Per Share”. Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and dilutive convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between the company’s basic and diluted earnings per share is solely attributable to stock options. The following table presents the common share equivalents that were excluded from the company’s dilutive earnings per share calculation because they were anti-dilutive at June 30 (in thousands):

	2003	2002

Stock options	1,158	800
Convertible subordinated debt	6,763	—

Total anti-dilutive share equivalents	7,921	800

Note 3. Comprehensive Income

The following table presents the company’s components of comprehensive income, net of related tax, for the three and six-month periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended

	2003	2002	2003	2002

Net income available to common shareholders	$5,430	$17,728	$21,208	$19,368
Unrealized gain (loss) on derivative instruments	590	(1,189)	975	(582)
Unrealized gain on available-for-sale securities	114	—	57	—

Comprehensive income	$6,134	$16,539	$22,240	$18,786

The company recorded a gain from hedging activities of approximately $257,000 during the three months ended June 30, 2003, offsetting a loss from hedging activities of the same amount recorded during the three months ended March 31, 2003, resulting in no impact to earnings during the six months ended June 30, 2003. The company recorded no gain or loss from hedging activities during the three months ended June 30, 2002, and a gain of approximately $45,000 for the six months ended June 30, 2002.

Note 4. Inventories

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$48,471	$53,532
Supplies	55,344	52,815
Work-in-progress	11,835	14,835
Finished goods	57,774	32,022

Total inventories	$173,424	$153,204

Note 5. Segment Information

The company has two reportable segments: steel operations and steel scrap substitute operations. The steel operations segment includes the company’s Flat Roll Division, Structural and Rail Division, and Bar Products Division. The Flat Roll Division sells a broad range of hot-rolled, cold-rolled and coated steel products, including a large variety of specialty products such as thinner gauge hot-rolled products and galvanized products. The Flat Roll Division sells directly to end-users and service centers, including Heidtman, located primarily in the Midwestern United States and these products are used in numerous industry sectors, including the automotive, construction and commercial industries. The company began significant construction of its Structural and Rail Division in May 2001, with structural steel production commencing in the third quarter of 2002. Construction of the rail facility is continuing, with initial test production anticipated to commence early in the third quarter of 2003. This facility produces and sells structural steel beams, pilings, and other steel components directly to end-users and service centers for the construction, transportation and industrial machinery markets. This facility is also

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

designed to produce and sell a variety of standard and premium-grade rails for the railroad industry. On September 9, 2002, the company purchased the special bar quality mini-mill assets of Qualitech Steel SBQ, LLC. The company plans to invest between $70 and $75 million of additional capital to convert the facility to the production of merchant bars and shapes and reinforcing bar products, with an anticipated annual production capacity of between 500,000 and 600,000 tons. The company anticipates initial production will begin during the first quarter of 2004 and anticipates marketing the bar products directly to end-users and to service centers for the construction, transportation and industrial machinery markets.

Steel scrap substitute operations include the revenues and expenses associated with the company’s wholly owned subsidiary, Iron Dynamics. From the time operations were halted in 2001 through the fourth quarter of 2002, the costs incurred at IDI were composed of those expenses required to maintain the facility and further evaluate the project and its related benefits. During the fourth quarter of 2002, IDI successfully completed certain operating trials which may significantly reduce the eventual per-unit cost of liquid pig iron production. Additional modifications and refinements required to implement this modified production process at the IDI facility are estimated to cost approximately $14.0 million, and are expected to be completed during 2003. The company anticipates restarting IDI during the fourth quarter of 2003. Revenues included in the category “All Other” are from two subsidiary operations that are below the quantitative thresholds required for reportable segments. These revenues are from the fabrication of trusses, girders, steel joists and steel decking for the non-residential construction industry; from the further processing, or slitting, and sale of certain steel products; and from the resaleof certain secondary and excess steel products. In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior unsecured notes, convertible subordinated notes and certain other investments.

The company’s operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Certain amounts in 2002 have been reclassified as a result of the company’s compliance with FAS 145 as discussed in Note 1. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company’s steel operations include sales to non-U.S. companies of $12.4 million and $1.5 million for the three months ended June 30, 2003 and 2002, respectively, and $52.7 million and $4.0 million for six months ended June 30, 2003 and 2002, respectively. The company’s segment results are as follows (in thousands):

	Three Months Ended		Six Months Ended

	2003	2002	2003	2002

Steel Operations
Net sales
External	$199,264	$191,211	$415,838	$337,504
Other segments	10,375	14,055	22,804	25,237
Operating income	22,262	38,067	63,303	57,426
Assets	1,100,426	946,407	1,100,426	946,407

Steel Scrap Substitute Operations
Net sales
External	$—	$—	$—	$—
Other segments	—	—	2	—
Operating loss	(2,294)	(2,027)	(4,388)	(4,815)
Assets	152,114	152,604	152,114	152,604

All Other
Net sales
External	$19,368	$22,528	$38,298	$43,138
Other segments	139	118	256	326
Operating loss	(3,372)	(1,804)	(8,113)	(6,899)
Assets	161,038	190,054	161,038	190,054

Eliminations
Net sales
External	$—	$—	$—	$—
Other segments	(10,514)	(14,173)	(23,062)	(25,563)
Operating income (loss)	630	(972)	984	(1,406)
Assets	(102,448)	(89,157)	(102,448)	(89,157)

Consolidated
Net sales	$218,632	$213,739	$454,136	$380,642
Operating income	17,226	33,264	51,786	44,306
Assets	1,311,130	1,199,908	1,311,130	1,199,908

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $200.0 million of senior notes due 2009. Following are condensed consolidating financial statements of the company, including the guarantors. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis.

Condensed Consolidating Balance Sheets (in thousands)

As of June 30, 2003
	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Cash	$10,535	$261	$1,132	$—	$11,928
Accounts receivable	109,486	—	12,037	(9,284)	112,239
Inventories	157,923	583	15,093	(175)	173,424
Other current assets	16,769	—	142	(860)	16,051

Total current assets	294,713	844	28,404	(10,319)	313,642
Property, plant and equipment, net	761,808	54,603	142,944	(116)	959,239
Other assets	199,267	55,421	327	(216,766)	38,249

Total assets	$1,255,788	$110,868	$171,675	$(227,201)	$1,311,130

Accounts payable	59,235	$663	$11,284	$(9,284)	$61,898
Accrued expenses	44,897	17	3,441	(659)	47,696
Current maturities of long-term debt	9,738	—	4,117	(18)	13,837

Total current liabilities	113,870	680	18,842	(9,961)	123,431
Other liabilities	78,275	40,138	(4,347)	(9,320)	104,746
Long-term debt	521,119	—	24,244	(8,858)	536,505
Minority interest	644	—	—	410	1,054

Common stock	500	46,481	178,205	(224,686)	500
Treasury stock	(29,065)	—	—	—	(29,065)
Additional paid in capital	348,719	16	—	(16)	348,719
Retained earnings	227,586	23,553	(45,055)	25,230	231,314
Other accumulated comprehensive loss	(5,860)	—	(214)	—	(6,074)

Total stockholders’ equity	541,880	70,050	132,936	(199,472)	545,394

Total liabilities and stockholders’ equity	$1,255,788	$110,868	$171,675	$(227,201)	$1,311,130

As of December 31, 2002

Cash	$22,530	$282	$1,406	$—	$24,218
Accounts receivable	117,001	—	9,403	(7,925)	118,479
Inventories	137,072	—	16,868	(736)	153,204
Other current assets	15,209	50	99	(356)	15,002

Total current assets	291,812	332	27,776	(9,017)	310,903
Property, plant and equipment, net	742,202	46,139	141,107	(110)	929,338
Other assets	189,807	28,454	330	(183,136)	35,455

Total assets	$1,223,821	$74,925	$169,213	$(192,263)	$1,275,696

Accounts payable	$44,608	$—	$9,533	$(7,924)	$46,217
Accrued expenses	52,537	—	3,030	(147)	55,420
Current maturities of long-term debt	7,292	—	4,639	(18)	11,913

Total current liabilities	104,437	—	17,202	(8,089)	113,550
Other liabilities	72,959	22,926	(2,188)	(1,380)	92,317
Long-term debt	524,733	—	22,496	(3,692)	543,537
Minority interest	622	—	—	4,010	4,632

Common stock	499	45,361	172,196	(217,557)	499
Treasury stock	(28,889)	—	—	—	(28,889)
Additional paid in capital	347,050	16	—	(16)	347,050
Retained earnings	209,299	6,622	(40,276)	34,461	210,106
Other accumulated comprehensive loss	(6,889)	—	(217)	—	(7,106)

Total stockholders’ equity	521,070	51,999	131,703	(183,112)	521,660

Total liabilities and stockholders’ equity	$1,223,821	$74,925	$169,213	$(192,263)	$1,275,696

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Income (in thousands)

For the Three Months Ended,
June 30, 2003
	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Net sales	$209,640	$—	$19,506	$(10,514)	$218,632
Cost of good sold	177,905	—	19,911	(11,092)	186,724

Gross profit (loss)	31,735	—	(405)	578	31,908
Selling, general and administration	11,480	949	2,305	(52)	14,682

Operating income (loss)	20,255	(949)	(2,710)	630	17,226
Interest expense	8,981	(287)	430	(186)	8,938
Other (income) expense	12,353	(12,967)	(1)	216	(399)

Income (loss) before income taxes and equity in net loss of subsidiaries	(1,079)	12,305	(3,139)	600	8,687
Income taxes	130	4,304	(1,177)	—	3,257

	(1,209)	8,001	(1,962)	600	5,430
Equity in net income of subsidiaries	6,040	—	—	(6,040)	—

Net income (loss)	$4,831	$8,001	$(1,962)	$(5,440)	$5,430

For the Three Months Ended,
June 30, 2002
	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Net sales	$205,267	$—	$22,645	$(14,173)	$213,739
Cost of good sold	151,607	—	22,202	(13,113)	160,696

Gross profit (loss)	53,660	—	443	(1,060)	53,043
Selling, general and administration	17,447	4	2,416	(88)	19,779

Operating income (loss)	36,213	(4)	(1,973)	(972)	33,264
Interest expense	4,740	—	299	(9)	5,030
Other (income) expense	12,327	(12,482)	(7)	31	(131)

Income (loss) before income taxes and equity in net loss of subsidiaries	19,146	12,478	(2,265)	(994)	28,365
Income taxes	6,807	4,679	(849)	—	10,637

	12,339	7,799	(1,416)	(994)	17,728
Equity in net income of subsidiaries	6,383	—	—	(6,383)	—

Net income (loss)	$18,722	$7,799	$(1,416)	$(7,377)	$17,728

For the Six Months Ended,
June 30, 2003
	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Net sales	$438,643	$—	$38,555	$(23,062)	$454,136
Cost of good sold	356,745	—	39,565	(23,617)	372,693

Gross profit	81,898	—	(1,010)	555	81,443
Selling, general and administration	24,215	1,455	4,416	(429)	29,657

Operating income (loss)	57,683	(1,455)	(5,426)	984	51,786
Interest expense	18,068	(520)	885	(329)	18,104
Other (income) expense	26,352	(26,989)	(2)	389	(250)

Income (loss) before income taxes and Equity in net loss of subsidiaries	13,263	26,054	(6,309)	924	33,932
Income taxes	5,966	9,124	(2,366)	—	12,724

	7,297	16,930	(3,943)	924	21,208
Equity in net income of subsidiaries	12,988	—	—	(12,988)	—

Net income (loss)	$20,285	$16,930	$(3,943)	$(12,064)	$21,208

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended,
June 30, 2002
	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Net sales	$362,742	$—	$43,463	$(25,563)	$380,642
Cost of good sold	282,621	—	41,937	(24,333)	300,225

Gross profit	80,121	—	1,526	(1,230)	80,417
Selling, general and administration	30,500	7	5,427	177	36,111

Operating income (loss)	49,621	(7)	(3,901)	(1,407)	44,306
Interest expense	8,121	—	1,187	(13)	9,295
Other (income) expense	25,936	(21,971)	(10)	67	4,022

Income (loss) before income taxes and Equity in net loss of subsidiaries	15,564	21,964	(5,078)	(1,461)	30,989
Income taxes	5,544	8,009	(1,932)	—	11,621

	10,020	13,955	(3,146)	(1,461)	19,368
Equity in net income of subsidiaries	10,809	—	—	(10,809)	—

Net income (loss)	$20,829	$13,955	$(3,146)	$(12,270)	$19,368

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Six Months Ended
June 30, 2003
	Parent	Guarantors	Combined non-guarantors	Total consolidated

Net cash provided by (used in) operations	$61,420	$(720)	$(2,356)	$58,344
Net cash used in investing activities	(55,626)	(8,463)	(5,299)	(69,388)
Net cash provided by (used in) financing activities	(17,789)	9,162	7,381	(1,246)

Decrease in cash and cash equivalents	(11,995)	(21)	(274)	(12,290)
Cash and cash equivalents at beginning of year	22,530	282	1,406	24,218

Cash and cash equivalents at end of year	$10,535	$261	$1,132	$11,928

For the Six Months Ended
June 30, 2002
	Parent	Guarantors	Combined non-guarantors	Total consolidated

Net cash provided by operations	$61,374	$84	$4,171	$65,629
Net cash provided by (used in) investing activities	(62,233)	—	3,036	(59,197)
Net Cash used in financing activities	(32,095)	—	(3,831)	(35,926)

Increase (decrease) in cash and cash equivalents	(32,954)	84	3,376	(29,494)
Cash and cash equivalents at beginning of year	77,407	83	751	78,241

Cash and cash equivalents at end of year	$44,453	$167	$4,127	$48,747

Back to Contents

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements made in this report that are not statements of historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include, without limitation, any statements that may project, indicate or imply future results, events, performance or achievements. We refer you, however, to the section denominated "Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2002, which we incorporate herein by reference, for a more detailed discussion of some of the many factors, variables, risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. We caution that any forward-looking statement reflects only our reasonable belief at the time the statement is made.

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

Interest Expense.  Interest expense consists of interest associated with our senior credit facilities and other debt agreements as described in the notes to our financial statements set forth in our most recent Form 10-K, net of capitalized interest costs that are related to construction expenditures during the construction period of capital projects.

Other (Income) Expense.  Other income consists of interest income earned on our cash balances and any other non-operating income activity, including insurance proceeds from litigation efforts. Other expense consists of any non-operating costs, including permanent impairments of reported investments and settlement costs from litigation efforts.

Consolidated Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Net Sales. Our net sales were $218.6 million, with total shipments of 653,000 net tons during the second quarter of 2003, as compared to net sales of $213.7 million, with total shipments of 628,000 net tons during the second quarter of 2002, an increase in net sales of $4.9 million, or 2%, and an increase in total shipments of 25,000 net tons, or 4%. During the first quarter of 2003, prices of domestic flat-rolled steel, which accounted for 88% of our consolidated net sales during that period, softened from peaks achieved during the fourth quarter of 2002, and we experienced a further softening during the second quarter of 2003. In comparison to the first quarter of 2003, our average consolidated selling price per ton decreased $28, or 8%, during the second quarter of 2003. However, in comparison to the peak of $403 per ton achieved in the fourth quarter of 2002, our second quarter 2003 average consolidated selling price per ton decreased approximately $68, or 17%, to $335 per ton. We believe this weakened steel market is primarily caused by the weakened United States economy which has severely depressed the domestic commercial construction industry. We are cautiously optimistic, however, that with a domestic economic recovery, pricing and order levels will increase during the third and fourth quarters of 2003.

Cost of Goods Sold.  Cost of goods sold was $186.7 million during the second quarter of 2003, as compared to $160.7 million during the second quarter of 2002, an increase of $26.0 million, or 16%, which was due in large part to increased production volumes and increased metallic raw materials costs. As a percentage of net sales, cost of goods sold represented approximately 85% and 75% during the second quarter of 2003 and 2002, respectively. Our metallic raw materials represented 55% and 44% of our cost of goods sold during the second quarter of 2003 and 2002, respectively. Our average consolidated metallic raw material cost per net ton charged was $24, or 22%, higher during the second quarter of 2003 than during the same period in 2002 and $8 per ton, or 6%, higher when compared to the first quarter of 2003. We anticipate an increase in our metallic raw materials costs during the third and fourth quarters of 2003 due to supply constraints. During 2002, our gross margin strengthened from the severely depressed levels experienced during the weak steel markets of 2001. Our average product pricing increased by a greater degree than our average metallic raw material costs and we realized greater

Back to Contents

operating efficiencies through increased production. Our gross margin percentage was 15% during the second quarter of 2003, a decrease of 6% as compared to our first quarter 2003 margin and a decrease of 15% from our peak of 30% achieved during the fourth quarter of 2002. This decrease was the result of the further decreased selling values experienced during the second quarter of 2003 and increasing metallic raw materials costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $14.7 million during the second quarter of 2003, as compared to $19.8 million during the same period in 2002, a decrease of $5.1 million, or 26%. As a percentage of net sales, selling, general and administrative expenses represented approximately 7% and 9% during the first quarter of 2003 and 2002, respectively. This decrease in selling, general and administrative expenses was primarily related to the decrease in expenses classified as start-up costs which were associated with our Structural and Rail Division and were included in selling, general and administrative expenses rather than cost of goods sold until commercial operations commenced during the third quarter of 2002.

Interest Expense.  Interest expense was $8.9 million during the second quarter of 2003, as compared to $5.0 million during the second quarter of 2002, an increase of $3.9 million, or 78%. During the second quarter of 2003, gross interest expense decreased 7% to $10.6 million and capitalized interest decreased 74% to $1.7 million, as compared to the same period in 2002. The decrease in our capitalized interest resulted from the reduction of interest required to be capitalized with respect to our Structural and Rail Division since construction was substantially complete at June 30, 2002. As we increase our construction activities at our Bar Products Division during the remainder of 2003, we anticipate increased levels of capitalized interest.

Other (Income) Expense.  Other income was $399,000 during the second quarter of 2003, as compared to $131,000 during the second quarter of 2002, an increase of $268,000. During the second quarter of 2003, other income included a gain from interest rate hedging activities of approximately $257,000.

Income Taxes.  During the second quarter of 2003 and 2002, respectively, our income tax provision was $3.3 million and $10.6 million and our effective tax rate was 37.5%. During 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance is still outstanding at June 30, 2003.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Net Sales.  Our net sales were $454.1 million, with total shipments of 1.3 million net tons during the six months ended June 30, 2003, as compared to net sales of $380.6 million, with total shipments of 1.2 million net tons during the same period of 2002, an increase in net sales of $73.5 million, or 19%, and an increase in total shipments of 111,000 net tons, or 9%. In comparison to the first half of 2002, our average consolidated selling price per ton increased $29, or 9%, during the first half of 2003. Sales of domestic flat-rolled steel accounted for approximately 85% and 95% of our net sales during the six months ended June 30, 2003 and 2002, respectively.

Cost of Goods Sold.  Cost of goods sold was $372.7 million during the six months ended June 30, 2003, as compared to $300.2 million during the same period of 2002, an increase of $72.5 million, or 24%, which was due in large part to increased sales and production volumes and increased metallic raw materials costs. As a percentage of net sales, cost of goods sold represented approximately 82% and 79% during the six months ended June 30, 2003 and 2002, respectively. Our metallic raw materials represented 52% and 43% of our cost of goods sold during the six months ended June 30, 2003 and 2002, respectively. Our average consolidated metallic raw material cost per net ton charged was $26, or 25%, higher during this period of 2003 than during the same period in 2002. Our gross margin percentage was 18% during the six months ended June 30, 2003, a decrease of 12% from our peak of 30% achieved during the fourth quarter of 2002. This decrease was primarily the result of the decreased selling values and increased metallic raw materials costs experienced during the first half of 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $29.7 million during the six months ended June 30, 2003, as compared to $36.1 million during the same period in 2002, a decrease of $6.4 million, or 18%. As a percentage of net sales, selling, general and administrative expenses represented approximately 7% and 9% during the six months ended June 30, 2003 and 2002, respectively. Approximately $3.9 million of this decrease in selling, general and administrative expenses was related to the decrease in expenses classified as start-up costs which were associated with our Structural and Rail Division and were included in selling, general and administrative expenses rather than cost of goods sold until commercial operations commenced during the third quarter of 2002. In addition, in accordance with FAS 145, we also reclassified $3.2 million of extraordinary loss from the extinguishment of debt recorded in the first quarter of 2002, as selling, general and administrative expense. This reclassification had no effect on net income as previously reported.

Interest Expense.  Interest expense was $18.1 million during the six months ended June 30, 2003, as compared to $9.3 million during the same period of 2002, an increase of $8.8 million, or 95%. During the six months ended June 30, 2003, gross interest expense increased 9% to $21.3 million and capitalized interest decreased 69% to $3.2 million, as compared to the same period in 2002. The increase in our gross interest expense, despite the slight decrease in our total debt, was due to an increase in our average interest rate caused by the March 2002 refinancing, in which we accessed traditionally higher-priced public debt markets. The decrease in our capitalized interest resulted from the reduction of interest required to be capitalized with respect to our Structural and Rail Division since construction was substantially complete at June 30, 2002. As we increase our construction activities at our Bar Products Division during the remainder of 2003, we anticipate increased levels of capitalized interest

Back to Contents

Other (Income) Expense.  Other income was $250,000 during the six months ended June 30, 2003, and other expense was $4.0 million during the six months ended June 30, 2002, a decrease of $4.3 million, resulting from a $4.5 million settlement cost recorded in the first quarter of 2002 for the final remaining lawsuit associated with the Nakornthai Strip Mill Public Co. Limited litigation.

Income Taxes.  During the six months ended June 30, 2003 and 2002, respectively, our income tax provision was $12.7 million and $11.6 million, and our effective tax rate was 37.5%. During 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance is still outstanding at June 30, 2003.

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

Cash Flows.  Our cash flows from operating activities primarily result from sales of flat-rolled and structural steel products, and to a lesser extent, from the fabrication of various steel products for the non-residential construction industry. For the six months ended June 30, 2003, cash provided by operating activities was $58.3 million, as compared to $65.6 million for the six months ended June 30, 2002, a decrease of $7.3 million, or 11%. This decrease was primarily driven by the Structural and Rail Division’s inventory build as it continues to ramp-up production. Cash used in investing activities, which represented capital investments, was $69.4 million and $59.2 million for the six months ended June 30, 2003 and 2002, respectively. During the first quarter of 2003, we purchased the remaining 54% minority-owned interest of New Millennium Building Systems for $8.3 million, and we purchased a galvanizing facility in Jeffersonville, Indiana, for approximately $19.0 million. In addition, among other investments, we expended approximately $13.3 million in connection with the completion of our Structural and Rail Division and approximately $8.5 million in connection with our Bar Products Division, during the first six months of 2003. Cash used in financing activities was $1.2 million and $35.9 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in funds due to financing activities during 2002 was the result of our change in capital structure after the first quarter refinancing activities and the result of a decrease in debt associated with Iron Dynamics due to an agreement with the Iron Dynamics lenders to extinguish the debt under the Iron Dynamics credit agreement at the end of March 2002.

On January 28, 2002, we entered into an agreement with the Iron Dynamics lenders to extinguish the debt under the Iron Dynamics credit agreement at the end of March 2002. We complied with each of the settlement requirements, thus constituting full and final settlement of all of Iron Dynamics’ obligations and our guarantees under the IDI credit agreement, causing the IDI credit agreement to terminate. In meeting the requirements of the settlement agreement, we paid $15.0 million in cash and issued an aggregate of $22.0 million, or 1.5 million shares of our common stock during March 2002. In addition, if IDI resumes operations by January 27, 2007, and generates positive cash flow (as defined in the settlement agreement), we are required to make contingent future payments in an aggregate amount not to exceed $22.0 million.

Liquidity.  We believe the principal indicators of our liquidity are our cash position, remaining availability under our bank credit facilities and excess working capital. During the six months ended June 30, 2003, our cash position decreased $12.3 million to $11.9 million and our working capital position decreased $7.1 million, or 4%, to $190.2 million, as compared to December 31, 2002. As of June 30, 2003, $75.0 million under our senior secured revolving credit facility remained undrawn and available. Our ability to draw down the revolver is dependent upon continued compliance with the financial covenants and other covenants contained in our senior secured credit agreement.

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

We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. We assess our capital spending at least quarterly and reevaluate our requirements based upon, among other things, our current and expected operating results. We currently anticipate our fiscal 2003 capital requirements to be approximately $130 million, of which $61 million was expended during the first half of 2003, and the remaining $69 million is expected to be spent as follows:

•	approximately $36 million at our Bar Products Division to broaden its operational capabilities to include the production of merchant shapes and reinforcing bars, as well as retain its ability to produce special-bar-quality products;

•	approximately $15 million at our Flat Roll Division, primarily for the completion of an on-site coil-coating facility expected to commence production in September 2003;

Back to Contents

•	approximately $8 million at our Structural and Rail Division, primarily to allow for rail production & welding; and

•	approximately $10 million at our Iron Dynamics facility for its completion.

Other Matters

Inflation.  We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies.  We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and we may become subject to more stringent environmental laws and regulations in the future.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.  In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We manage exposure to fluctuations in interest rates through the use of an interest rate swap. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense. At June 30, 2003, no material changes had occurred related to our interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 2002.

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, the information we are required to disclose in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II
OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 29, 2003. Proxies were solicited for the Annual Meeting in accordance with the requirements of the Securities Exchange Act 1935. At the Annual Meeting, the following occurred:

•	With respect to Item 1 in our Proxy Statement (Election of Directors):

Director	Shares Voted For	Shares Voted Against or Withheld
Keith E. Busse	44,341,795	1,382,573
Richard P. Teets, Jr.	45,038,629	685,738
Mark D. Millett	45,038,579	685,788
John C. Bates	45,043,339	681,029
Paul B. Edgerley	45,006,080	718,288
Richard J. Freeland	45,047,999	676,369
Naoki Hidaka	45,052,280	672,088
James E. Kelley	44,997,852	726,516
Dr. Jurgen Kolb	44,892,039	832,329
Daniel M. Rifkin	45,043,530	680,838
Joseph D. Ruffolo	45,000,836	723,532

•	With respect to Item 2 in our Proxy Statement (Ratification of the Appointment of Independent Auditors), Ernst & Young LLP was approved as our independent auditors for the year 2003:

Shares Voted For	44,010,049
Shares Voted Against	1,226,183
Abstentions	488,135

•	With respect to Item 3 in our Proxy Statement (Approval of the 2003 Executive Incentive Compensation Plan), the 2003 Executive Incentive Compensation Plan was approved:

Shares Voted For	42,333,338
Shares Voted Against	2,171,971
Abstentions	1,219,057

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits –

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350

(b)	Reports on Form 8-K for the quarter ended June 30, 2003:

•	Report filed April 23, 2003, relating to the issuance on April 21, 2003 of a press release regarding the company’s first quarter 2003 earnings results and to the company’s web cast earnings conference on April 22, 2003 in connection therewith.

Items 1 through 3 and 5 of Part II are not applicable for this reporting period and have been omitted.

Back to Contents

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2003

STEEL DYNAMICS, INC.

By:	/s/ TRACY L. SHELLABARGER
Tracy L. Shellabarger Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)