Form 10-Q
period 2003-09-30
STEEL DYNAMICS INC
filed 2003-11-10
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2003

                                       OR

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






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes |X|  No |_|


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2.   Yes |X|  No |_|


As of October 29 2003, Registrant had 48,107,134 outstanding shares of Common Stock.

                              STEEL DYNAMICS, INC.
                                Table of Contents


                          PART I. Financial Information

Item 1.  Consolidated Financial Information:

                                                                            Page
                                                                            ----

         Consolidated Balance Sheets as of September 30, 2003
           (unaudited) and December 31, 2002.........................         1

         Consolidated Statements of Income for the three and
           nine-month periods ended September 30, 2003 and 2002
           (unaudited)...............................................         2

         Consolidated Statements of Cash Flows for the three
           and nine-month periods ended September 30, 2003
           and 2002 (unaudited)......................................         3

         Notes to Consolidated Financial Statements..................         4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................        10


Item 3.  Quantitative and Qualitative Disclosures about Market Risk..        13


Item 4.  Controls and Procedures.....................................        13


                           PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K............................        14


         Signature...................................................        15

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                              September 30,  December 31,
                                                                                                   2003           2002
                                                                                              -------------  ------------
                                                                                               (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents...............................................................   $   21,584    $   24,218
     Accounts receivable, net................................................................       93,609        83,779
     Accounts receivable-related parties.....................................................       23,509        34,700
     Inventories.............................................................................      171,381       153,204
     Deferred taxes..........................................................................        9,425         6,680
     Other current assets....................................................................       11,433         8,322
                                                                                                ----------    ----------
              Total current assets...........................................................      330,941       310,903

Property, plant, and equipment, net..........................................................      971,536       929,338

Restricted cash..............................................................................        2,632         2,616

Other assets.................................................................................       35,207        32,839
                                                                                                ----------    ----------
              Total assets...................................................................   $1,340,316    $1,275,696
                                                                                                ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................................................   $   37,808    $   27,390
     Accounts payable-related parties........................................................       32,738        18,827
     Accrued interest........................................................................        4,935        10,665
     Other accrued expenses..................................................................       42,132        44,755
     Current maturities of long-term debt....................................................       14,889        11,913
                                                                                                ----------    ----------
              Total current liabilities......................................................      132,502       113,550

Long-term debt, less current maturities......................................................      532,209       543,537

Deferred taxes...............................................................................       93,996        70,330

Other long-term contingent liabilities.......................................................       21,987        21,987

Minority interest............................................................................        1,140         4,632

Commitments and contingencies

Stockholders' equity:
     Common stock voting, $.01 par value; 100,000,000 shares authorized;
         50,298,093 and 49,966,590 shares issued; and 47,898,925 and 47,580,676 shares
         outstanding, as of September 30, 2003 and December 31, 2002, respectively...........          502           499
     Treasury stock, at cost; 2,399,168 and 2,385,914 shares, at September 30, 2003
         and December 31, 2002, respectively.................................................      (29,065)      (28,889)
     Additional paid-in capital..............................................................      351,462       347,050
     Retained earnings.......................................................................      240,505       210,106
     Other accumulated comprehensive loss....................................................       (4,922)       (7,106)
                                                                                                ----------    ----------
              Total stockholders' equity.....................................................      558,482       521,660
                                                                                                ----------    ----------
              Total liabilities and stockholders' equity.....................................   $1,340,316    $1,275,696
                                                                                                ==========    ==========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                              --------------------------     --------------------------
                                                                   2003           2002            2003           2002
                                                              -----------    -----------     -----------    -----------
Net sales:
     Unrelated parties...................................     $   223,594    $   203,137     $   613,082    $   521,848
     Related parties.....................................          30,358         37,560          95,006         99,491
                                                              -----------    -----------     -----------    -----------
         Total net sales.................................         253,952        240,697         708,088        621,339

Cost of goods sold.......................................         215,097        167,942         587,790        468,167
                                                              -----------    -----------     -----------    -----------
         Gross profit....................................          38,855         72,755         120,298        153,172

Selling, general and administrative expenses.............          16,010         15,679          45,667         51,790
                                                              -----------    -----------     -----------    -----------
         Operating income................................          22,845         57,076          74,631        101,382

Interest expense.........................................           8,251         10,580          26,355         19,875
Other (income) expense, net..............................            (112)          (113)           (362)         3,909
                                                              -----------    -----------     ------------   -----------
         Income before income taxes......................          14,706         46,609          48,638         77,598

Income taxes ............................................           5,515         17,478          18,239         29,099
                                                              -----------    -----------     -----------    -----------
         Net income......................................     $     9,191    $    29,131     $    30,399    $    48,499
                                                              ===========    ===========     ===========    ===========





Basic earnings per share.................................     $       .19    $        .61    $       .64    $      1.03
                                                              ===========    ============    ===========     ==========

Weighted average number of shares outstanding............          47,797         47,545          47,683         47,005
                                                              ===========    ===========     ===========    ===========


Diluted earnings per share...............................     $       .19    $        .61    $       .63    $      1.02
                                                              ===========    ============    ===========     ==========

Weighted average number of shares and share
     equivalents outstanding.............................          48,122         47,854          47,920         47,354
                                                              ===========    ===========     ===========    ===========

                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                              --------------------------     --------------------------
                                                                 2003            2002           2003            2002
                                                              -----------    -----------     -----------    -----------
Operating activities:
     Net income..........................................     $     9,191    $    29,131     $    30,399    $    48,499
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization...................          17,472         15,716          50,391         43,796
         Deferred income taxes...........................           9,491          7,427          20,921         14,118
         Minority interest...............................              86           (193)           (541)            37
         Changes in certain assets and liabilities:
              Accounts receivable........................          (4,879)        (3,031)          1,361        (10,774)
              Inventories................................           2,043        (20,731)        (18,177)       (17,118)
              Other assets...............................          (3,124)         1,510          (4,920)          (539)
              Accounts payable...........................           8,649         12,396          24,329         16,638
              Accrued expenses...........................             524          1,289          (5,966)        14,486
                                                              -----------    -----------     ------------   -----------
         Net cash provided by operating activities.......          39,453         43,514          97,797        109,143
                                                              -----------    -----------     -----------    -----------

Investing activities:
     Purchases of property, plant, and equipment.........         (28,883)       (65,890)        (89,988)      (125,087)
     Other investing activities..........................               -              -          (8,283)             -
                                                              -----------    -----------     -----------    -----------
         Net cash used in investing activities...........         (28,883)       (65,890)        (98,271)      (125,087)
                                                              ------------   ------------    -----------    -----------

Financing activities:
     Issuance of long-term debt..........................          11,343          8,298          59,823        494,213
     Repayments of long-term debt........................         (14,588)       (10,235)        (64,488)      (522,399)
     Issuance of common stock, net of expenses and proceeds
       and tax benefits from exercise of stock options...           2,744            549           4,414          4,757
     Purchase of treasury stock..........................               -              -            (176)             -
     Debt issuance costs.................................            (413)          (810)         (1,733)       (14,695)
                                                              -----------    -----------     -----------    -----------
         Net cash used in financing activities...........            (914)        (2,198)         (2,160)       (38,124)
                                                              ------------   -----------     -----------    -----------

Increase (decrease) in cash and cash equivalents.........           9,656        (24,574)         (2,634)       (54,068)
Cash and cash equivalents at beginning of period.........          11,928         48,747          24,218         78,241
                                                              -----------    -----------     -----------    -----------
Cash and cash equivalents at end of period...............     $    21,584    $    24,173     $    21,584    $    24,173
                                                              ===========    ===========     ===========    ===========



Supplemental disclosure of cash flow information:
     Cash paid for interest..............................     $    14,662    $    15,691     $    37,346    $    27,920
                                                              ===========    ===========     ===========    ===========
     Cash paid for federal and state income taxes........     $         -    $     2,647     $     7,474    $     6,882
                                                              ===========    ===========     ===========    ===========
     Issuance of common stock from treasury to
       extinguish portion of long-term debt..............     $         -    $         -     $         -    $    22,000
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

Stock-Based Compensation. In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation Transition and Disclosure," which amends FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 148 is effective for fiscal years ending after December 15, 2002, and gives further guidance regarding methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and regarding disclosure requirements as previously defined in FAS
123. At September 30, 2003, the company had three incentive stock option plans and accounted for these plans under the recognition and measurement principles of Accounting and Standards Board APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, no stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the respective periods ended September 30 (in thousands, except per share data):

                                                                  Three Months Ended              Nine Months Ended
                                                              --------------------------     --------------------------
                                                                 2003            2002           2003            2002
                                                              -----------    -----------     -----------    -----------
Net income, as reported..................................     $     9,191    $    29,131     $    30,399    $    48,499
Total stock-based employee compensation expense using
  the fair value based method, net of related tax
  effects................................................             447            649           1,574          1,650
                                                              -----------    -----------     -----------    -----------

 Pro forma net income....................................     $     8,744    $    28,482     $    28,825    $    46,849
                                                              ===========    ===========     ===========    ===========

Basic earnings per share:
    As reported..........................................     $       .19    $        .61    $       .64    $      1.03
    Pro forma............................................             .18             .60            .60           1.00

Diluted earnings per share:
     As reported.........................................     $       .19    $        .61    $       .63    $      1.02
     Pro forma...........................................             .18             .60            .60            .99

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Earnings Per Share

The company computes and presents earnings per common share in accordance with FASB Statement No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and dilutive convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between the company's basic and diluted earnings per share is solely attributable to stock options. The following table presents the common share equivalents that were excluded from the company's dilutive earnings per share calculation because they were anti-dilutive at September 30 (in thousands):

                                                                 2003            2002
                                                              -----------    -----------
Stock options............................................             624            822
Convertible subordinated debt............................           6,763              -
                                                              -----------    -----------
     Total anti-dilutive share equivalents...............           7,387            822
                                                              ===========    ===========

Note 3. Comprehensive Income

The following table presents the company's components of comprehensive income, net of related tax, for the respective periods ended September 30 (in thousands):

                                                                  Three Months Ended              Nine Months Ended
                                                              --------------------------     --------------------------
                                                                 2003            2002           2003            2002
                                                              -----------    -----------     -----------    -----------
Net income available to common shareholders..............     $     9,191    $    29,131     $    30,399    $    48,499
     Unrealized gain (loss) on derivative instruments....             957           (966)          1,932         (1,548)
     Unrealized gain on available-for-sale securities....             195              -             252              -
                                                              -----------    -----------     -----------    -----------
             Comprehensive income........................     $    10,343    $    28,165     $    32,583    $    46,951
                                                              ===========    ===========     ===========    ===========

The company recorded no gain or loss from hedging activities during the three months ended September 30, 2003, and no cumulative effect to earnings for the nine months ended September 30, 2003. The company recorded no gain or loss from hedging activities during the three months ended September 30, 2002, and a cumulative gain of approximately $45,000 for the nine months ended September 30, 2002.

Note 4. Inventories

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following (in thousands):

                                                             September 30,  December 31,
                                                                 2003            2002
                                                             -------------   -----------
Raw materials............................................     $    42,707    $    53,532
Supplies.................................................          57,358         52,815
Work-in-progress.........................................          12,533         14,835
Finished goods...........................................          58,783         32,022
                                                              -----------    -----------
     Total inventories...................................     $   171,381    $   153,204
                                                              ===========    ===========

Note 5. Segment Information

The company has two reportable segments: steel operations and steel scrap substitute operations. The steel operations segment includes the company's Flat Roll Division, Structural and Rail Division, and Bar Products Division. The Flat Roll Division sells a broad range of hot-rolled, cold-rolled and coated steel products, including a large variety of specialty products such as thinner gauge hot-rolled products and galvanized products. The Flat Roll Division sells directly to end-users and service centers, including Heidtman, located primarily in the Midwestern United States and these products are used in numerous industry sectors, including the automotive, construction and commercial industries. The company began significant construction of its Structural and Rail Division in May 2001, with structural steel production commencing in the third quarter of 2002. Initial trials to produce rail commenced in late October 2003. This facility produces and sells structural steel beams, pilings, and other steel components directly to end-users and service centers for the construction, transportation and industrial machinery markets. This facility is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. During the fourth quarter of 2003, the company anticipates supplying standard rail to potential rail customers to begin the evaluation process. On September 9, 2002, the company purchased the special bar quality mini-mill assets of Qualitech Steel SBQ, LLC. The company plans to convert the facility to the production of merchant bars and shapes and reinforcing bar products, while retaining the ability to produce special bar quality steel. The facility's anticipated annual production capacity is between 500,000 and 600,000 tons. The company anticipates initial production will begin during the first quarter of 2004 and anticipates marketing the bar products directly to end-users and to service centers for the construction, transportation and industrial machinery markets.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Steel scrap substitute operations include the revenues and expenses associated with the company's wholly owned subsidiary, Iron Dynamics. From the time operations were halted in 2001 through the fourth quarter of 2002, the costs incurred at IDI were composed of those expenses required to maintain the facility and further evaluate the project and its related benefits. During the fourth quarter of 2002, IDI successfully completed certain operating trials which may significantly reduce the eventual per-unit cost of liquid pig iron production. Additional modifications and refinements required to implement this modified production process have been substantially completed. The company is in the process of restarting IDI and anticipates a limited amount of liquid pig iron to be produced during the fourth quarter of 2003. Revenues included in the category "All Other" are from two subsidiary operations that are below the quantitative thresholds required for reportable segments. These revenues are from the fabrication of trusses, girders, steel joists and steel decking for the non-residential construction industry; from the further processing, or slitting, and sale of certain steel products; and from the resale of certain secondary and excess steel products. In addition, "All Other" also includes certain unallocated corporate accounts, such as the company's senior secured credit facilities, senior unsecured notes, convertible subordinated notes and certain other investments.

The company's operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Certain amounts in 2002 have been reclassified as a result of the company's compliance with FAS 145 as discussed in Note 1. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company's steel operations include sales to non-U.S. companies of $7.4 million and $2.7 million for the three months ended September 30, 2003 and 2002, respectively, and $60.1 million and $6.7 million for nine months ended September 30, 2003 and 2002, respectively. The company's segment results are as follows (in thousands):

                                                    Three Months Ended                           Nine Months Ended
                                             -------------------------------             -------------------------------
                                                 2003                2002                    2003                2002
                                             -----------         -----------             -----------         -----------
Steel Operations
        Net sales
             External                        $    231,276        $   221,312             $   647,114         $   558,816
             Other segments                        14,374             12,710                  37,179              37,947
        Operating income                           24,536             63,311                  87,839             120,737
        Assets                                  1,106,122          1,021,477               1,106,122           1,021,477
------------------------------------------------------------------------------------------------------------------------
Steel Scrap Substitute Operations
        Net sales
             External                        $          -        $         -             $         -         $         -
             Other segments                             9                  -                      11                   -
        Operating loss                             (2,951)            (2,271)                 (7,339)             (7,086)
        Assets                                    157,486            151,404                 157,486             151,404
------------------------------------------------------------------------------------------------------------------------
All Other
        Net sales
             External                        $     22,676        $    19,385             $    60,974         $    62,523
             Other segments                           252                162                     508                 488
        Operating income (loss)                     1,655             (4,293)                 (6,458)            (11,192)
        Assets                                    182,289            160,150                 182,289             160,150
------------------------------------------------------------------------------------------------------------------------
Eliminations
        Net sales
             External                        $          -        $         -             $         -         $         -
             Other segments                       (14,635)           (12,872)                (37,698)            (38,435)
        Operating income (loss)                      (395)               329                     589              (1,077)
        Assets                                   (105,581)          (101,016)               (105,581)           (101,016)
------------------------------------------------------------------------------------------------------------------------
Consolidated
        Net sales                            $    253,952        $   240,697            $    708,088         $   621,339
        Operating income                           22,845             57,076                  74,631             101,382
        Assets                                  1,340,316          1,232,015               1,340,316           1,232,015
------------------------------------------------------------------------------------------------------------------------

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $200 million of senior notes due 2009. Following are condensed consolidating financial statements of the company, including the guarantors. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis.


Condensed Consolidating Balance Sheets (in thousands)

As of September 30, 2003                                                      Combined        Consolidating         Total
                                             Parent         Guarantors     non-guarantors      adjustments      consolidated
                                          -----------       -----------    --------------     -------------     ------------
Cash..................................    $    20,917       $       327      $       340       $         -      $    21,584
Accounts receivable...................        112,648                 -           13,022            (8,552)         117,118
Inventories...........................        155,034               630           16,154              (437)         171,381
Other current assets..................         21,756                 3              123            (1,024)          20,858
                                          -----------       -----------      -----------       -----------      -----------
   Total current assets...............        310,355               960           29,639           (10,013)         330,941
Property, plant and equipment, net....        761,189            63,562          146,901              (116)         971,536
Other assets..........................        215,889            55,586              357          (233,993)          37,839
                                          -----------       -----------      -----------       -----------      -----------
   Total assets.......................    $ 1,287,433       $   120,108      $   176,897       $  (244,122)     $ 1,340,316
                                          ===========       ===========      ===========       ===========      ===========

Accounts payable......................    $    62,891       $     2,940      $    13,267       $    (8,552)     $    70,546
Accrued expenses......................         43,206               586            4,102              (827)          47,067
Current maturities of long-term debt..         10,541                 -            4,367               (19)          14,889
                                          -----------       -----------      -----------       -----------      -----------
   Total current liabilities..........        116,638             3,526           21,736            (9,398)         132,502
Other liabilities.....................         95,498            42,574           (5,013)          (17,076)         115,983
Long-term debt........................        517,321                 -           23,740            (8,852)         532,209
Minority interest.....................            628                 -                -               512            1,140

Common stock..........................            502            46,481          183,155          (229,636)             502
Treasury stock........................        (29,065)                -                -                 -          (29,065)
Additional paid in capital............        351,462                16                -               (16)         351,462
Retained earnings.....................        239,199            27,511          (46,549)           20,344          240,505
Other accumulated comprehensive loss..         (4,750)                -             (172)                -           (4,922)
                                          -----------       -----------      -----------       -----------      -----------
   Total stockholders' equity.........        557,348            74,008          136,434          (209,308)         558,482
                                          -----------       -----------      -----------       -----------      -----------
   Total liabilities and stockholders'
     equity...........................    $ 1,287,433       $   120,108      $   176,897       $  (244,122)     $ 1,340,316
                                          ===========       ===========      ===========       ===========      ===========

As of December 31, 2002

Cash..................................    $    22,530       $       282      $     1,406       $         -      $    24,218
Accounts receivable...................        117,001                 -            9,403            (7,925)         118,479
Inventories...........................        137,072                 -           16,868              (736)         153,204
Other current assets..................         15,209                50               99              (356)          15,002
                                          -----------       -----------      -----------       -----------      -----------
   Total current assets...............        291,812               332           27,776            (9,017)         310,903
Property, plant and equipment, net....        742,202            46,139          141,107              (110)         929,338
Other assets..........................        189,807            28,454              330          (183,136)          35,455
                                          -----------       -----------      -----------       -----------      -----------
   Total assets.......................    $ 1,223,821       $    74,925      $   169,213       $  (192,263)     $ 1,275,696
                                          ===========       ===========      ===========       ===========      ===========

Accounts payable......................    $    44,608       $         -      $     9,533       $    (7,924)     $    46,217
Accrued expenses......................         52,537                 -            3,030              (147)          55,420
Current maturities of long-term debt..          7,292                 -            4,639               (18)          11,913
                                          -----------       -----------      -----------       -----------      -----------
   Total current liabilities..........        104,437                 -           17,202            (8,089)         113,550
Other liabilities.....................         72,959            22,926           (2,188)           (1,380)          92,317
Long-term debt........................        524,733                 -           22,496            (3,692)         543,537
Minority interest.....................            622                 -                -             4,010            4,632

Common stock..........................            499            45,361          172,196          (217,557)             499
Treasury stock........................        (28,889)                -                -                 -          (28,889)
Additional paid in capital............        347,050                16                -               (16)         347,050
Retained earnings.....................        209,299             6,622          (40,276)           34,461          210,106
Other accumulated comprehensive loss..         (6,889)                -             (217)                -           (7,106)
                                          -----------       -----------      -----------       -----------      -----------
   Total stockholders' equity.........        521,070            51,999          131,703          (183,112)         521,660
                                          -----------       -----------      -----------       -----------      -----------
   Total liabilities and stockholders'
     equity...........................    $ 1,223,821       $    74,925      $   169,213       $  (192,263)     $ 1,275,696
                                          ===========       ===========      ===========       ===========      ===========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Income (in thousands)

For the Three Months Ended,
September 30, 2003
                                                                               Combined       Consolidating        Total
                                             Parent         Guarantors      non-guarantors     adjustments      consolidated
                                          -----------       -----------     --------------    -------------     ------------
Net sales.............................    $   245,650       $         -      $    22,938       $   (14,636)     $   253,952
Cost of good sold.....................        206,871                 -           22,600           (14,374)         215,097
                                          -----------       -----------      -----------       -----------      -----------
   Gross profit (loss)................         38,779                 -              338              (262)          38,855
Selling, general and administration...         11,702             1,821            2,354               133           16,010
                                          -----------       -----------      -----------       -----------      -----------
Operating income (loss)...............         27,077            (1,821)          (2,016)             (395)          22,845
Interest expense......................          8,362              (333)             395              (173)           8,251
Other (income) expense................         14,942           (15,237)             (20)              203             (112)
                                          -----------       -----------      -----------       -----------      ------------
Income (loss) before income taxes and
   equity in net loss of subsidiaries.          3,773            13,749           (2,391)             (425)          14,706
Income taxes..........................          1,621             4,790             (896)                -            5,515
                                          -----------       -----------      -----------       -----------      -----------
                                                2,152             8,959           (1,495)             (425)           9,191
Equity in net income of subsidiaries..          7,464                 -                -            (7,464)               -
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $     9,616       $     8,959      $    (1,495)      $    (7,889)     $     9,191
                                          ===========       ===========      ===========       ===========      ===========


For the Three Months Ended,
September 30, 2002
                                                                               Combined       Consolidating        Total
                                             Parent         Guarantors      non-guarantors     adjustments      consolidated
                                          -----------       -----------     --------------    -------------     ------------
Net sales.............................    $   234,022       $         -      $    19,547       $   (12,872)     $   240,697
Cost of good sold.....................        161,246                 -           19,576           (12,880)         167,942
                                          -----------       -----------      -----------       -----------      -----------
   Gross profit (loss)................         72,776                 -              (29)                8           72,755
Selling, general and administration...         13,518                97            2,385              (321)          15,679
                                          -----------       -----------      -----------       ------------     -----------
Operating income (loss)...............         59,258               (97)          (2,414)              329           57,076
Interest expense......................         10,209                 -              440               (69)          10,580
Other (income) expense................         13,883           (14,092)              (7)              103             (113)
                                          -----------       -----------      -----------       -----------      ------------
Income (loss) before income taxes and
   equity in net loss of subsidiaries.         35,166            13,995           (2,847)              295           46,609
Income taxes..........................         13,298             5,248           (1,068)                -           17,478
                                          -----------       -----------      -----------       -----------      -----------
                                               21,868             8,747           (1,779)              295           29,131
Equity in net income of subsidiaries..          7,017                 -                -            (7,017)               -
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $    28,885       $     8,747      $    (1,779)      $    (6,722)     $    29,131
                                          ===========       ===========      ===========       ===========      ===========


For the Nine Months Ended,
September 30, 2003                                                             Combined       Consolidating        Total
                                             Parent         Guarantors      non-guarantors     adjustments      consolidated
                                          -----------       ----------      --------------    -------------     ------------
Net sales.............................    $   684,293       $         -      $    61,493       $   (37,698)     $   708,088
Cost of good sold.....................        563,616                 -           62,165           (37,991)         587,790
                                          -----------       -----------      -----------       ------------     -----------
   Gross profit (loss)................        120,677                 -             (672)              293          120,298
Selling, general and administration...         35,917             3,276            6,770              (296)          45,667
                                          -----------       -----------      -----------       ------------     -----------
Operating income (loss)...............         84,760            (3,276)          (7,442)              589           74,631
Interest expense......................         26,430              (853)           1,280              (502)          26,355
Other (income) expense................         41,294           (42,226)             (22)              592             (362)
                                          -----------       -----------      -----------       -----------      ------------
Income (loss) before income taxes and
   equity in net loss of subsidiaries.         17,036           39,803            (8,700)              499           48,638
Income taxes..........................          7,587            13,914           (3,262)                -           18,239
                                          -----------       -----------      ------------      -----------      -----------
                                                9,449            25,889           (5,438)              499           30,399
Equity in net income of subsidiaries..         20,451                 -                -           (20,451)               -
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $    29,900       $    25,889      $    (5,438)      $   (19,952)     $    30,399
                                          ===========       ===========      ===========       ===========      ===========

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended,
September 30, 2002
                                                                               Combined       Consolidating        Total
                                             Parent          Guarantor      non-guarantors     adjustments      consolidated
                                          -----------        ---------      --------------    -------------     ------------
Net sales.............................    $   596,764       $         -      $    63,010       $   (38,435)     $   621,339
Cost of good sold.....................        443,867                 -           61,513           (37,213)         468,167
                                          -----------       -----------      -----------       -----------      -----------
   Gross profit.......................        152,897                 -            1,497            (1,222)         153,172
Selling, general and administration...         44,018               104            7,812              (144)          51,790
                                          -----------       -----------      -----------       -----------      -----------
Operating income (loss)...............        108,879              (104)          (6,315)           (1,078)         101,382
Interest expense......................         18,330                 -            1,627               (82)          19,875
Other (income) expense................         39,819           (36,063)             (17)              170            3,909
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before income taxes and
   equity in net loss of subsidiaries.         50,730            35,959           (7,925)           (1,166)          77,598
Income taxes..........................         18,842            13,257           (3,000)                -           29,099
                                          -----------       -----------      ------------      -----------      -----------
                                               31,888            22,702           (4,925)           (1,166)          48,499
Equity in net income of subsidiaries..         17,826                 -                -           (17,826)               -
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss).....................    $    49,714       $    22,702      $    (4,925)      $   (18,992)     $    48,499
                                          ===========       ===========      ===========       ===========      ===========


Condensed Consolidating Statements of Cash Flows (in thousands)

For the Nine Months Ended
September 30, 2003
                                                                               Combined       Consolidating        Total
                                             Parent         Guarantors      non-guarantors     Adjustments      consolidated
                                          -----------       -----------     --------------    -------------    -------------
Net cash provided by (used in)
  operations..........................    $    89,088       $     5,700      $    (2,377)      $     5,386      $    97,797
Net cash used in investing activities.        (61,781)          (17,433)         (10,973)           (8,084)         (98,271)
Net cash provided by (used in)
  financing activities................        (28,920)           11,778           12,284             2,698           (2,160)
                                          -----------       -----------      -----------       -----------       -----------
     Increase (decrease) in cash and
       cash equivalents...............         (1,613)               45           (1,066)                -           (2,634)
     Cash and cash equivalents at
       beginning of year..............         22,530               282            1,406                 -           24,218
                                          -----------       -----------      -----------       -----------       ----------
     Cash and cash equivalents at
       end of year....................    $    20,917       $       327      $       340       $         -       $   21,584
                                          ===========       ===========      ===========       ===========       ==========

For the Nine Months Ended
September 30, 2002
                                                                               Combined       Consolidating        Total
                                             Parent         Guarantors      non-guarantors     Adjustments       consolidated
                                          -----------       -----------     --------------    -------------      ------------
Net cash provided by operations.......    $   103,972       $       131      $     2,576       $     2,464       $  109,143
Net cash provided by (used in)
  investing activities................       (129,070)                -            3,982                 1         (125,087)
Net Cash used in financing activities.        (32,760)                -           (2,899)           (2,465)         (38,124)
                                          -----------       -----------      ------------      -----------       ----------
     Increase (decrease) in cash and
       cash equivalents...............        (57,858)              131            3,659                 -          (54,068)
     Cash and cash equivalents at
       beginning of year..............         77,407                83              751                 -           78,241
                                          -----------       -----------      -----------       -----------       ----------
     Cash and cash equivalents at
     end of year......................    $    19,549       $       214      $     4,410       $         -       $   24,173
                                          ===========       ===========      ===========       ===========       ==========

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


Consolidated Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

         Net Sales. Our net sales were $254.0 million, with total shipments of 745,000 net tons during the third quarter of 2003, as compared to net sales of $240.7 million, with total shipments of 598,000 net tons during the third quarter of 2002, an increase in net sales of $13.3 million, or 6%, and an increase in total shipments of 147,000 net tons, or 25%. During the first six months of 2003, prices of domestic flat-rolled steel, which accounted for 85% of our consolidated net sales during that period, softened from peaks achieved during the fourth quarter of 2002, and we experienced a slight increase during the third quarter of 2003. In comparison to the second quarter of 2003, our average consolidated selling price per ton increased $6, or 2%, during the third quarter of 2003. However, in comparison to the peak of $403 per ton achieved in the fourth quarter of 2002, our third quarter 2003 average consolidated selling price per ton decreased approximately $62, or 15%, to $341 per ton. We believe this weakened steel market was primarily caused by the weakened United States economy which severely depressed the domestic commercial construction industry. We are cautiously optimistic, however, that with a domestic economic recovery, pricing and order levels will increase during the fourth quarter of 2003. We have already experienced a strengthening in our flat-rolled steel and structural steel pricing and order levels.

         Cost of Goods Sold. Cost of goods sold was $215.1 million during the third quarter of 2003, as compared to $167.9 million during the third quarter of 2002, an increase of $47.2 million, or 28%, which was primarily due to a 25% increase in steel operation shipments and increases in metallic raw materials costs. As a percentage of net sales, cost of goods sold represented approximately 85% and 70% during the third quarter of 2003 and 2002, respectively. Our metallic raw materials represented 51% of our cost of goods sold during the third quarter of 2003 and 2002. Our average consolidated metallic raw material cost per net ton charged was $11, or 10%, higher during the third quarter of 2003 than during the same period in 2002 and $7 per ton, or 5%, higher when compared to the first six months of 2003. We anticipate a further increase in our metallic raw materials costs during the fourth quarter of 2003 due to increased demand of scrap resources. During 2002, our gross margin strengthened from the severely depressed levels experienced during the weak steel markets of 2001. Our average product pricing increased by a greater degree than our average metallic raw material costs and we realized greater operating efficiencies through increased production. Our gross margin percentage was 15% during the third quarter of 2003, and a decrease of 15% from our peak of 30% achieved during the third and fourth quarters of 2002. This decrease was the result of further decreased selling values of primarily flat-rolled steel products experienced during the second quarter of 2003 and increasing metallic raw materials costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.0 million during the third quarter of 2003, as compared to $15.7 million during the same period in 2002, an increase of 331,000, or 2%. As a percentage of net sales, selling, general and administrative expenses represented approximately 6% and 7% during the third quarter of 2003 and 2002, respectively.

         Interest Expense. Interest expense was $8.3 million during the third quarter of 2003, as compared to $10.6 million during the third quarter of 2002, a decrease of 2.3 million, or 22%. During the third quarter of 2003, gross interest expense decreased 7% to $10.3 million and capitalized interest increased approximately $1.6 million to $2.1 million, as compared to the same period in 2002. During August of 2003, we received an amendment from our senior secured lending group to decrease the pricing of our Term Loan B facility from LIBOR plus 375 basis points to LIBOR plus 300 basis points. The interest capitalization that occurred during the third quarter of 2003 primarily resulted from the interest required to be capitalized with respect to construction activities at our Bar Products Division and Structural and Rail Division.

         Other (Income) Expense. Other income was $112,000 during the third quarter of 2003, as compared to $113,000 during the third quarter of 2002, primarily representing interest income earned on cash balances.

         Income Taxes. During the third quarter of 2003 and 2002, respectively, our income tax provision was $5.5 million and $17.5 million and our effective tax rate was 37.5%. During 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance is still outstanding at September 30, 2003.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

         Net Sales. Our net sales were $708.1 million, with total shipments of
2.0 million net tons during the nine months ended September 30, 2003, as compared to net sales of $621.3 million, with total shipments of 1.8 million net tons during the same period of 2002, an increase in net sales of $86.8 million, or 14%, and an increase in total shipments of 258,000 net tons, or 14%. In comparison to the first nine months of 2002, our average consolidated selling price per ton remained relatively flat during the first nine months of 2003. Sales of domestic flat-rolled steel accounted for approximately 82% and 95% of our net sales during the nine months ended September 30, 2003 and 2002, respectively.

         Cost of Goods Sold. Cost of goods sold was $587.8 million during the nine months ended September 30, 2003, as compared to $468.2 million during the same period of 2002, an increase of $119.6 million, or 26%. As a percentage of net sales, cost of goods sold represented approximately 83% and 75% during the nine months ended September 30, 2003 and 2002, respectively. Metallic raw materials was the largest single component of our cost of goods sold, representing 52% and 46% of these costs during the nine months ended September 30, 2003 and 2002, respectively. Our average consolidated metallic raw material cost per net ton charged was $20, or 19%, higher during this period of 2003 than during the same period in 2002. The increasing cost of our metallic raw materials was the primary driver of the reduction in our gross margin to 17% during the first nine months of 2003 compared to 25% in the same period of 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $45.7 million during the nine months ended September 30, 2003, as compared to $51.8 million during the same period in 2002, a decrease of $6.1 million, or 12%. As a percentage of net sales, selling, general and administrative expenses represented approximately 6% and 8% during the nine months ended September 30, 2003 and 2002, respectively. Approximately $3.9 million of this decrease in selling, general and administrative expenses was related to the decrease in expenses classified as start-up costs which were associated with our Structural and Rail Division and were included in selling, general and administrative expenses rather than cost of goods sold until commercial operations commenced during the third quarter of 2002. In addition, in accordance with FAS 145, we also reclassified $3.2 million of extraordinary loss from the extinguishment of debt recorded in the first quarter of 2002, as selling, general and administrative expense. This reclassification had no effect on net income as previously reported.

         Interest Expense. Interest expense was $26.4 million during the nine months ended September 30, 2003, as compared to $19.9 million during the same period of 2002, an increase of $6.5 million, or 33%. During the nine months ended September 30, 2003, gross interest expense increased 3% to $31.6 million and capitalized interest decreased 51% to $5.3 million, as compared to the same period in 2002. The increase in our gross interest expense, despite the slight decrease in our total debt, was due to an increase in our average interest rate caused by the March 2002 refinancing, in which we accessed traditionally higher-priced public debt markets. The decrease in our capitalized interest resulted from the reduction of interest required to be capitalized with respect to our Structural and Rail Division since construction was substantially complete at June 30, 2002. As we increase our construction activities at our Bar Products Division during the remainder of 2003 and into the first quarter of 2004, we anticipate increased levels of capitalized interest.

         Other (Income) Expense. Other income was $362,000 during the nine months ended September 30, 2003, and other expense was $3.9 million during the nine months ended September 30, 2002, a decrease of $4.3 million, resulting from a $4.5 million settlement cost recorded in the first quarter of 2002 for the final remaining lawsuit associated with the Nakornthai Strip Mill Public Co. Limited litigation.

         Income Taxes. During the nine months ended September 30, 2003 and 2002, respectively, our income tax provision was $18.2 million and $29.1 million, and our effective tax rate was 37.5%. During 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance is still outstanding at September 30, 2003.

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

         Cash Flows. Our cash flows from operating activities primarily result from sales of flat-rolled and structural steel products, and to a lesser extent, from revenues related to the fabrication of various steel products for the non-residential construction industry. For the nine months ended September 30, 2003, cash provided by operating activities was $97.8 million, as compared to $109.1 million for the nine months ended September 30, 2002, a decrease of $11.3 million, or 10%. This decrease was primarily driven by reduced earnings caused by comparatively higher scrap costs and weaker flat rolled product pricing. Cash used in investing activities, which primarily represented capital investments, was $98.3 million and $125.1 million for the nine months ended September 30, 2003 and 2002, respectively. During 2003, we purchased the remaining 54% minority-owned interest of New Millennium Building Systems for $8.3 million, and we purchased a galvanizing facility in Jeffersonville, Indiana, for approximately $19.0 million. In addition, we expended $17.2 million in connection with the completion of our Structural and Rail Division, $17.4 million in connection with our Bar Products Division and $21.6 million in connection with the addition of a coil-coating facility at our Flat Roll Division. Cash used in financing activities was $2.2 million and $38.1 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in funds due to financing activities during 2002 was the result of our change in capital structure after the first quarter refinancing activities and the result of a decrease in debt associated with Iron Dynamics due to an agreement with the Iron Dynamics lenders to extinguish the debt under the Iron Dynamics credit agreement at the end of March 2002.

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

         Liquidity. We believe the principal indicators of our liquidity are our cash position, remaining availability under our bank credit facilities and excess working capital. During the nine months ended September 30, 2003, our cash position decreased $2.6 million to $21.6 million and our working capital position increased $1.1 million to $198.4 million, as compared to December 31, 2002. As of September 30, 2003, $75.0 million under our senior secured revolving credit facility remained undrawn and available. Our ability to draw down the revolver is dependent upon continued compliance with the financial covenants and other covenants contained in our senior secured credit agreement.

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

         We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements. We assess our capital spending at least quarterly and reevaluate our requirements based upon, among other things, our current and expected operating results. We anticipate our fiscal 2003 capital requirements to be approximately $134 million, of which $90 million was expended during the first nine months of 2003, and the remaining $44 million is expected to be spent as follows:

         o approximately $29 million at our Bar Products Division to broaden its operational capabilities to include the production of merchant shapes and reinforcing bars, as well as retain its ability to produce special-bar-quality products;

         o approximately $5 million at our Flat Roll Division, primarily for the completion of an on-site coil-coating facility, commencing production in November 2003;

         o approximately $6 million at our Structural and Rail Division, primarily to allow for rail production & welding; and

         o approximately $4 million at our Iron Dynamics facility for its completion.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market Risk. In the normal course of business our market risk is limited to changes in interest rates. We utilize long-term debt as a primary source of capital. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We manage exposure to fluctuations in interest rates through the use of interest rate swaps. We agree to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed upon notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense. At September 30, 2003, no material changes had occurred related to our interest rate risk from the information disclosed in the Annual Report of Steel Dynamics, Inc. and on Form 10-K for the year ended December 31, 2002.


ITEM 4.  CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, the information we are required to disclose in the reports that we file or submit under the Exchange Act.

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

                                     PART II
                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits -

               31.1  Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002
               31.2  Certification of Principal Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002
               32.1  Certification of Chief Executive Officer pursuant to
                     18 U.S.C. ss. 1350
               32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. ss. 1350

         (b)  Reports on Form 8-K for the quarter ended September 30, 2003:

          o Report filed July 21, 2003, relating to the issuance on July 21, 2003 of a press release regarding the company's second quarter 2003 earnings results and to the company's web cast earnings conference call on July 22, 2003 in connection therewith.

--------------------------------------------------------------------------------
Items 1 through 5 of Part II are not applicable for this reporting period and have been omitted.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of Securities
Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2003
                              STEEL DYNAMICS, INC.

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