Form 10-K
period 2003-12-31
STEEL DYNAMICS INC
filed 2004-03-12
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-21719

                              Steel Dynamics, Inc.
             (Exact name of registrant as specified in its charter)

          Indiana                                               35-1929476
(State or other jurisdiction                                  (IRS employer
of incorporation or organization)                           Identification No.)

6714 Pointe Inverness Way, Suite 200, Fort Wayne, IN                 46804
       (Address of principal executive offices)                   (Zip code)

       Registrant's telephone number, including area code: (260) 459-3553

           Securities registered pursuant to Section 12(b) of the Act:


    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------
           None                                        None

           Securities registered pursuant to Section 12(g)of the Act:
                          Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes |X| No|_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately, $461,665,000. Registrant had no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 20, 2004, Registrant had outstanding 49,007,605 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement referenced in Part III, Items 10, 11 and 12 of this report, to be filed prior to April 29, 2004, which are incorporated by reference herein.

                              STEEL DYNAMICS, INC.

                                Table of Contents



                                                                                                                 Page
                                                                                                                 ----
Part I

         Item 1.   Business...............................................................................         3
         Item 2.   Properties.............................................................................        33
         Item 3.   Legal Proceedings......................................................................        33
         Item 4.   Submission of Matters to a Vote of Security Holders ...................................        33



Part II
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................        34
         Item 6.   Selected Financial Data................................................................        35
         Item 7.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...........................................................        37
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................        44
         Item 8.   Consolidated Financial Statements......................................................        45
         Item 9.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosures................................................        69
         Item 9A.  Controls and Procedures................................................................        69


Part III
         Item 10.  Directors and Executive Officers of the Registrant.....................................        69
         Item 11.  Executive Compensation.................................................................        69
         Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................        69
         Item 13.  Certain Relationships and Related Transactions.........................................        70
         Item 14.  Principal Accountant Fees and Services.................................................        71



Part IV
         Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................        71


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

     The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those anticipated or predicted:

o cyclical changes in market supply and demand for steel; general economic conditions; U.S. or foreign trade policy or adverse outcomes of pending and future trade cases alleging unlawful practices in connection with steel imports or exports, including the repeal, lapse or exemptions, from existing U.S. tariffs on imported steel; and governmental monetary or fiscal policy in the U.S. and other major international economies;

o increased competition brought about by excess global steelmaking capacity, imports of low priced steel and consolidation in the domestic steel industry;

o risks and uncertainties involving new products or new technologies, such as our Iron Dynamics ironmaking process, in which the product or process or certain critical elements thereof may not work at all, may not work as well as expected, or may turn out to be uneconomic even if they do work;

o changes in the availability or cost of steel scrap, steel scrap substitute materials or other raw materials or supplies which we use in our production processes, as well as periodic fluctuations in the availability and cost of electricity, natural gas or other utilities;

o the occurrence of unanticipated equipment failures and plant outages or incurrence of extraordinary operating expenses;

o actions by our domestic and foreign competitors, including the addition of production capacity, the re-start of previously idled production capacity resulting from bankruptcy reorganizations or asset purchases out of bankruptcy;

o loss of business from one or more of our major customers or end-users;

o labor unrest, work stoppages and/or strikes involving our own workforce, those of our important suppliers or customers, or those affecting the steel industry in general;

o the effect of the elements upon our production or upon the production or needs of our important suppliers or customers;

o the impact of, or changes in, environmental laws or in the application of other legal or regulatory requirements upon our production processes or costs of production or upon those of our suppliers or customers, including actions by government agencies, such as the U.S. Environmental Protection Agency or the Indiana Department of Environmental Management, on pending or future environmentally related construction or operating permits;

o private or governmental liability claims or litigation, or the impact of any adverse outcome of any litigation on the adequacy of our reserves, the availability or adequacy of our insurance coverage, our financial well-being or our business and assets;

o changes in interest rates or other borrowing costs, or the effect of existing loan covenants or restrictions upon the cost or availability of credit to fund operations or take advantage of other business opportunities;

o changes in our business strategies or development plans which we may adopt or which may be brought about in response to actions by our suppliers or customers, and any difficulty or inability to successfully consummate or implement as planned any of our projects, acquisitions, joint ventures or strategic alliances; and

o the impact of regulatory or other governmental permits or approvals, litigation, construction delays, cost overruns, technology risk or operational complications upon our ability to complete, start-up or continue to profitably operate a project, an acquisition or a new business, or to operate it as anticipated.

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

ITEM 1.   BUSINESS

OUR COMPANY

Overview

     We are a steel manufacturing company that owns and operates three steelmaking mini-mills. We produce our steel principally from steel scrap, using electric arc melting furnaces, continuous casting and automated rolling mills.

     During 2003, our sales were $987 million and, at year-end, we had approximately 1,400 employees. None of our employees are represented by labor unions.

     Flat Roll Division

     We own and operate a flat-roll mini-mill located in Butler, Indiana, which produces sheet steel and which we built and have operated since 1996. This mill has an annual production capacity of 2.2 million tons of flat-rolled steel, although we actually produced 2.4 million tons during 2003. We produce a broad range of high quality hot-rolled, cold-rolled and coated steel products, including a large variety of high value-added and high margin specialty products such as thinner gauge rolled products and galvanized products. We sell our flat-rolled products directly to end-users, intermediate steel processors and service centers primarily in the Midwestern United States. Our products are used in numerous industry sectors, including the automotive, construction and commercial industries.

     In May 2002, we announced plans to construct a new in-plant painting facility at our Butler mini-mill, and we completed this facility and commenced coating operations in November 2003. This $25 million facility has the capacity to coat approximately 240,000 tons of steel.

     In March 2003, we also purchased the assets of a coating facility formerly owned by GalvPro II, LLC in Jeffersonville, Indiana for a purchase price of $17.5 million plus a potential of an additional $1.5 million based on an earn-out formula. We anticipate that this facility will be capable of producing between 300,000 and 350,000 tons per year of light-gauge, hot-dipped cold-rolled galvanized steel. We operate this new facility as a part of our Butler, Indiana Flat Roll Division, which will also supply the Jeffersonville plant with steel coils for coating. Production began at Jeffersonville in July 2003. Our new Jeffersonville facility, together with our new coil-coating facility in Butler, will enable us to further increase the mix of higher-margin value-added downstream steel products. This value-added product mix, during 2002 and 2003, was approximately 60% of our total flat-roll shipments.

     Structural Steel and Rail Division

     We also own and operate a new structural steel and rail mini-mill in Columbia City, Indiana. We began construction in May 2001, completed plant construction in April 2002 and commenced commercial structural steel operations during the third quarter of 2002. Our Columbia City mini-mill is designed to have an annual production capacity of up to 1.3 million tons of structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard and premium grade rails for the railroad industry. Through regular product introductions and continued production ramp-up of structural steel products, we were able to begin to offer a broad array of wide flange beams and H-piling structural steel products during 2003 and were able to commission most of the rest of our product line, save for 6 inch and 36 inch beams, which we hope to commission during the first quarter of 2004. In addition, we performed casting trials for the production of standard rail products during the first quarter of 2003, and, since that time have successfully run product through the breakdown mill, tandem mill, cooling bed and straightener. We anticipate having finished rail product during the second quarter of 2004, which we will provide to the railroad companies to be tested and monitored for product evaluation. This evaluation process may take between six and nine months.

     Bar Products Division

     On September 6, 2002, we purchased the special bar quality mini-mill assets in Pittsboro, Indiana formerly owned by Qualitech Steel SBQ LLC. We paid $45 million for these assets, worked during 2003 to upgrade, redesign and retrofit the facility for the production of a variety of merchant bar quality, or MBQ products such as angles, flats, rounds and other merchant bars and shapes, as well as reinforcing bar, or rebar, products and also for the production of some special bar quality, or SBQ products. When fully complete, we expect to have invested between $75 and $80 million of additional capital in this facility. We started melting and casting operations in mid-December and began shipping limited products by year-end 2003. Currently, we are producing bigger bars, both MBQ and SBQ, and expect equipment to arrive during the first quarter of 2004 which will enable us, during the second quarter, to produce the smaller rounds, angles, flats, channels and products of that nature. We expect the Pittsboro facility to have a capacity of approximately 500,000 to 600,000 tons per year.

     Iron Dynamics Scrap Substitute Facility

     On February 24, 2003, we announced our intention to restart ironmaking operations at our wholly-owned Iron Dynamics facility adjacent to our Butler, Indiana mini-mill. Since 1997, we have tried to develop and commercialize a pioneering process for the production of a virgin form of iron that could serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. Since initial start-up in August 1999, we encountered a number of equipment, design and process difficulties, and on several occasions during 1999 and 2000 shut the facility down for redesign, re-engineering and retrofitting. In July 2001, we suspended operations because of higher than expected start-up and process refinement costs, high energy costs prevailing at that time, low production quantities, and historically low steel scrap pricing existing at that time. These factors made the cost of producing and using our Iron Dynamics scrap substitute as a source of metallics for the melt mix at our Flat Roll Division higher than our cost of purchasing and using steel scrap.

     We continued to make refinements to our systems and processes, and began experimental production trials in the fourth quarter of 2002. After an evaluation of these production trials, we concluded that improved production technology, coupled with our new ability to recycle waste materials as a raw material input, and the increasingly higher price of scrap, made the restart of this production facility feasible. During 2003, we spent approximately $13 million of additional capital for modifications and refinements to the Iron Dynamics operation. We restarted the rotary hearth furnace or "front end" of the process in November 2003, and, during December 2003, produced 15,100 tonnes of direct reduced iron, which we then compacted or briquetted to form hot briquetted iron, or HBI. We anticipate ramping HBI production up to approximately 30-35,000 tonnes of HBI per month by the end of the second quarter of 2004, all of which we plan to use at our Butler flat-roll mill. We have not yet restarted the smelting end of the Iron Dynamics process, the conversion of HBI into liquid pig iron, but we anticipate restarting the submerged arc furnace by the end of the first quarter or the beginning of the second quarter of 2004.

     Mesabi Nugget Project

     In March 2002, we formed a joint venture with certain entities owned by Kobe Steel, Ltd., Cleveland-Cliffs Inc., and Ferrometrics, Inc., to assist in the development of a proprietary process owned by Kobe, known as "ITmK3," for the production of a fully metallized iron nugget product suitable as an alternative iron or scrap substitute feedstock in electric arc furnace steelmaking. We hold an approximate 18% equity interest in a pilot plant in operation in Minnesota that is working to validate and refine the technology, which consists of superheating direct reduced iron pellets, liquefying the material, separating the slag and the iron, and chilling the resulting material to produce a highly pure iron nugget.

     New Millennium Building Systems

     During the first quarter of 2003, we increased our ownership in our consolidated New Millennium Building Systems subsidiary from 46.6% ownership interest to 100%, through the acquisition of the 46.6% interest in New Millennium previously held by New Process Steel Corporation, a privately held Houston, Texas steel processor and the purchase of the remaining 6.8% stake held by some of New Millennium's managers. We consummated the 46.6% New Process acquisition, at a cost of $3.5 million, plus the purchase of New Process Steel's portion of New Millennium's subordinated notes payable, including accrued interest, for $3.9 million, and we also consummated the purchase of the remaining 6.8% minority interest at a purchase price of $900,000.

     The New Millennium facility, which began production in June of 2000, produces steel building components, including joists, girders, trusses and steel roof and floor decking, which we sell primarily in the upper Midwest non-residential building components market. Our Flat Roll Division supplies a majority of the hot-rolled steel utilized in New Millennium's manufacturing operations.

     We were incorporated in August 1993, in Indiana, and maintain our principal executive offices at 6714 Pointe Inverness Way, Suite 200, Fort Wayne, Indiana 46804. Our telephone number is (260) 459-3553.

     Financing

     In March 2002, we consummated a $350.0 million senior secured credit agreement, consisting of a five year $75.0 million revolving credit facility, a $70.0 million term A loan, with a term of five years, and a $205.0 million term B loan, with a term of six years. This senior secured facility is secured by liens and mortgages on substantially all of our personal and real property assets and by liens and mortgages on substantially all of the personal and real property assets of our wholly-owned subsidiaries, excluding New Millennium, which have also guaranteed our obligations under that facility.

     Also in March 2002, we issued $200.0 million of 9 1/2% unsecured senior notes due 2009, and in November 2003 we issued an additional $100.0 million of the same 9 1/2% unsecured senior notes due 2009, in offerings exempt from registration under the Securities Act of 1933. Approximately $50.0 million of the net proceeds from this offering were used to prepay a portion of our senior secured term B loan. Pursuant to a registration rights agreement between us and the initial purchasers of the notes, who resold the notes in offerings exempt from registration under Rule 144A under the Securities Act, we registered an exchange offer on Form S-4 to enable the holders of the initial $200.0 million of unregistered notes, and we are also obligated to register an exchange offer for the $100.0 million add-on as well.

     During December 2002 and January 2003, we also issued $115.0 million of our 4% convertible subordinated notes due 2012, in an offering exempt from registration under the Securities Act of 1933. Pursuant to a registration rights agreement between us and the initial purchasers of the notes, who resold the notes in offerings exempt from registration under Rule 144A under the Securities Act, we filed a registration statement on Form S-3 on March 7, 2003, effective June 11, 2003, to permit registered resales by the selling securityholders of the notes, as well as the approximately 6,762,874 shares of common stock initially issuable upon conversion of the notes. Approximately $110.0 million of the net proceeds from this offering were used to prepay in full our $70.0 million senior secured term A loan and $40.0 million of our senior secured term B loan in December 2002 and January 2003, as described herein. Under the terms of the convertible note offering, holders of the notes have the right to convert their notes into shares of our common stock at a conversion rate of 58.8076 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $17.0046 per share), subject to adjustment, if, among other designated circumstances, during any fiscal quarter commencing after December 31, 2002, the closing sale price of our common stock exceeds $120% of the conversion price ($20.4055) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter.

     Competitive Strengths

     We believe that we have the following competitive strengths:

     One of the Lowest Cost Producers in the United States; State-of-the-Art Facilities

     We believe that our facilities are among the lowest-cost steel manufacturing facilities in the United States. Operating profit per ton shipped at our facilities, which we define as consolidated operating income before start-up costs and minority interest adjustments divided by consolidated net ton shipments, was $23, $74 and $37 in 2001, 2002 and 2003, respectively, which we believe compares favorably with our competitors. Our low operating costs are primarily a result of our efficient plant designs and operations, our high productivity rate of between 0.3 to 0.4 man hours per ton at our Flat Roll Division's mini-mill, low ongoing maintenance cost requirements and strategic locations near supplies of our primary raw material, scrap steel.

     Experienced Management Team and Unique Corporate Culture

     Our senior management team is highly experienced and has a proven track record in the steel industry, including pioneering the development of thin-slab flat-rolled technology. Their objectives are closely aligned with our stockholders through meaningful stock ownership positions and performance-based compensation programs. Our corporate culture is also unique for the steel industry. We emphasize decentralized decision-making and have established incentive compensation programs specifically designed to reward employee teams for their efforts towards enhancing productivity, improving profitability and controlling costs.

     Diversified Product Mix

     Our current products include hot-rolled and cold-rolled steel products, galvanized sheet products, light gauge steel products, structural steel and rails, and joists and deck materials. We have broadened our offering of painted and coated products with the commencement of production at our recently completed coil coating facility and at our recently acquired galvanizing facility, and we have entered the merchant bar, or MBQ market with an array of angles, flats, rounds, reinforcing bar and other shapes, as well as various special bar quality, or SBQ market, as our Bar Products Division becomes fully operational. This diversified mix of products should enable us to access a broader range of end-user markets, serve a broader customer base and mitigate our exposure to cyclical downturns in commodity grade flat-rolled products or in any one product or end-user market.

     Strategic Geographic Locations

     The strategic locations of our facilities near sources of scrap materials and our customer base allow us to realize significant pricing advantages due to freight savings for inbound scrap as well as for outbound steel products destined for our customers. Our mini-mills are located in the Upper Midwest, a region which we believe accounts for a majority of the total scrap produced in the United States. Our new Jeffersonville, Indiana galvanizing facility, on the Ohio River, will also provide us with an expanded geographic reach to Southern markets.

     Business Strategy

     Expand Product Offerings

     The completion of our Structural and Rail Division and the commencement of production at that facility, the completion of our Flat Roll Division coating facility and the expansion of production of coated products at that facility, as well as our recent acquisitions of the Pittsboro, Indiana bar mill and the Jeffersonville, Indiana galvanizing facility, are important steps in pursuing our strategy of product line expansion. The Structural and Rail Division is strategically located to serve the Upper Midwest, Northeast and Canadian markets, which we believe are attractive and under-served markets. Our strategy to expand our flat-rolled steel product offerings is to focus on the production of high value-added thinner gauge products, galvanized products and various coated products. The margins on high value-added products typically exceed those of the commodity grade and the number of producers that make them is more limited. Our Pittsboro, Indiana bar mill is likewise strategically located to position ourselves to cost-effectively serve our product markets. We will continue to seek additional opportunities to further expand our range of high value-added products through the expansion of existing facilities, greenfield projects and acquisitions of other steel manufacturers or steelmaking assets that may become available through the continuing consolidation of the domestic steel industry.

     Enter New Geographic Markets

     We may seek to enter new steel markets in strategic geographic locations such as the Southeastern or Western United States that offer attractive growth opportunities. Due to the ongoing restructuring of the domestic steel industry, we believe there are attractive opportunities to grow our business geographically either through acquisitions of existing assets or through strategic partnerships and alliances. We may also consider growth opportunities through greenfield projects.

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

Risk Factors

     Our profitability is subject to the risks described under "Risk Factors" described elsewhere in this report. The following is a summary of some of the most significant risks that may adversely affect our future financial performance and our ability to effectively compete within our industry:

     o excessive imports of steel into the United States that depress U.S. steel prices;

     o intense competition and excess global capacity in the steel industry that depress U.S. steel prices;

     o reduction of demand for steel or downturn in the industries we serve, including the automotive industry;

     o technology, market, operating and start-up risks associated with our Iron Dynamics scrap substitute project;

     o inability to secure a stable supply of steel scrap, and the escalating cost of steel scrap, our primary raw material, to historic highs;

     o start-up and operating risks associated with the retrofitting of our Bar Product Division's bar mill; and

     o unexpected equipment failures that could lead to production curtailments or shutdowns.

For additional information on these factors and others, we refer you to "Risk Factors."

Industry Segments

     Under Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," we have two reportable segments: Steel Operations and Steel Scrap Substitute Operations.

Available Information

     Our internet website address is http://www.steeldynamics.com. We make available on our internet website, under "Investor Relations--SEC Filings," free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, as well as our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and any amendments to or waivers of our Code of Ethics, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Our Business

Our Operations

     Flat Roll Division

     Flat-Roll Mini-Mill

     Our Butler flat-roll steel mini-mill manufactures hot-rolled, cold-rolled and coated steel products. It currently has an annual capacity of 2.2 million tons, although during 2003 we actually produced approximately 2.4 million tons. We commenced construction of our flat-roll mini-mill in October 1994 and began production of commercial quality steel in January 1996 with an initial annual capacity of 1.4 million tons. At the end of 1997, we completed construction of a cold finishing mill contiguous to the hot mill with an annual capacity of 1.0 million tons. In July 1998, we completed construction, installation and start-up of a second twin-shell melting furnace battery, thin-slab caster, tunnel furnace and coiler, thus increasing our mini-mill's annual production capacity to its current level of 2.2 million tons. This additional production capacity of hot-rolled steel also enables us to take full advantage of the 1.0 million ton rolling and finishing capacity of our cold mill. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, our mini-mill was one of the first U.S. flat-roll mini-mills to achieve ISO 9002 and QS 9000 certifications. We believe that these certifications have enabled us to serve a broader range of customers and end-users which historically have been almost exclusively served by integrated steel producers.

     The Hot Mill

     Our hot mill's electric arc furnace melting process begins with the charging of a furnace vessel with scrap steel, carbon and lime, or with a combination of scrap and a scrap substitute or alternative iron product. The furnace vessel's top is swung into place, electrodes are lowered into the furnace vessel through holes in the top of the furnace, and electricity is applied to melt the scrap. The hot briquetted iron that our Iron Dynamics subsidiary began to produce during 2003 or the liquid pig iron that we hope to begin producing during 2004 are examples of scrap substitutes that would be introduced directly into the melt mix at this stage.

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

     The liquid steel is then transported to one of our two continuous thin-slab casters where it is emptied into a tundish, or reservoir. This reservoir controls the flow of the liquid steel into a water-cooled copper-lined mold from which it then exits as an externally solid slab. Our casters were built by SMS Schloemann-Siemag AG. We have also designed a special nozzle, which transfers the liquid steel from the reservoir into the mold, that results in increased productivity and product quality. The slab from the continuous caster is less than two inches thick and proceeds directly into one of our two tunnel furnaces. The tunnel furnaces maintain and equalize the slab's temperature. The slab leaves the tunnel furnace and is descaled to remove surface scale prior to its rolling.

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

     After exiting the hot-rolling mill, the rolled sheet steel is cooled and wound into coils. The coil form allows the strip to be easily handled and transported. We sell a portion of our hot band coil production directly to end-users or to intermediate steel processors or service centers, where they may be pickled, cold-rolled, annealed, tempered or galvanized by those customers. To an ever increasing extent, the rest of our hot band coil production is directed to our cold mill, where we add value to this product through our own pickling, cold-rolling, annealing, tempering or galvanizing processes, including the additional coating capacity provided by our recently completed paint line. We also now supply our new Jeffersonville, Indiana galvanizing facility with cold-rolled material.

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

     New On-Site Coating Facility

     Our new $25 million on-site paint line expansion, located immediately adjacent to our existing cold mill building, was completed during 2003 and has an estimated coating capacity of 240,000 tons per year, in gauges from .010 to ..070 inches and in widths ranging from 36 to 64 inches. The paint line receives material directly from our other processing lines and is capable of painting hot rolled galvanized coil, cold rolled coil and cold rolled galvanized coil. The line incorporates state-of-the-art coil coating equipment with quick color change capability and on-line color matching, in-line tension leveling, direct heat clean air catenary ovens and a thermal recuperative oxidizer.

     We believe that we are the only mill in North America with an on-site paint line, which should not only enable us to realize substantial savings in overhead, maintenance, engineering, sales and marketing, capital cost and infrastructure, but will eliminate the typical cost of transfer freight, approximately $10-15 per ton, that a customer must otherwise pay to transport coils to other remote coating facilities. These advantages will further enable us to continue to be a low cost supplier of coated products. The addition of our new paint line further expands our high margin value added product offerings.

     New Galvanizing Facility

     Our new Jeffersonville, Indiana cold rolled galvanizing facility, which we purchased in March 2003 from GalvPro II, LLC, for $17.5 million plus up to an additional $1.5 million based on an earn-out formula, is located within the Clark Maritime Center on the Ohio River. The galvanizing line has an estimated capacity of between 300,000 and 350,000 tons per year and is capable of coating cold rolled steel in gauges from .008 to .045 inches and in widths between 24 and 60 inches. This gauge range is lighter than that available from our Butler facility and, therefore, creates a further expansion of our value added product offerings, particularly in the light gauge building products arena.

     The galvanizing line was built in 1999, has been well maintained and is almost identical to the cold rolled galvanizing line at our Butler mill. This familiarity helped us to facilitate a rapid start-up in July 2003. This facility enables us to continue to serve existing cold rolled galvanized customers, whose needs we might have otherwise been unable to meet. The Ohio River location of this facility also creates opportunities for market expansion into other geographic regions. Our Butler cold mill provides the new Jeffersonville facility with cold rolled material.

     Structural and Rail Division

     Structural Steel and Rail Mini-Mill

     We began construction of our new structural steel and rail mini-mill in Columbia City, Indiana in May 2001, completed plant construction in April 2002 and commenced commercial structural steel operations during the third quarter of 2002. Our mini-mill is designed to have an annual production capacity of up to
1.3 million tons of structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard and premium grade rails for the railroad industry. Through regular product introductions and continued production ramp-up of structural steel products, we were able to begin to offer a broad array of wide flange beams and H-piling structural steel products during 2003, and, during 2003, we were also able to commission most of the rest of our structural steel product line, except for 6 inch and 36 inch beams which we hope to commission during the first quarter of 2004. In addition, we performed casting trials for the production of standard rail products during the first quarter of 2003, and, since that time have successfully run product through the breakdown mill, tandem mill, cooling bed and straightener. We anticipate having finished rail product during the second quarter of 2004, which we will provide to the railroad companies to be tested and monitored for product evaluation. This evaluation process may take between six and nine months.

     Mill Operation

     Our structural steel and rail mini-mill melts scrap and scrap substitutes in an electric arc furnace much the same way as in our flat-roll mini-mill. We use a single shell furnace but have purchased and installed a second furnace, which provides us with back-up melting capability in case of a furnace breakdown or during one of our periodic maintenance outages. At present, our operating permit only enables us to use one furnace at a time. While we plan to use 100% scrap as the primary raw material, the type of scrap required for the production of structural steel and rail products is generally of a cheaper and less expensive grade than that required for the production of flat-rolled steel. The furnace was built by SMS Demag AG and includes features that permit us to employ more thermally efficient melting practices. The furnace features a removable shell that enables us to do off-line repair and refractory relining, comes equipped with a unique quick-change roof configuration, and also features a fast tap hole tube change configuration that shortens the time required for periodic replacement.

     From the furnace the molten metal is transported to a separate ladle metallurgy furnace where, as in the flat-roll mini-mill, we adjust the mix for temperature and chemistry. We then take the liquid steel to a continuous caster, where, unlike our Butler mini-mill that produces a single strand of flat stock, our structural steel caster casts three strands, expandable to four, of blooms and beam blanks. The caster utilizes a curved mold that produces five sizes of material--one bloom, which is rectangular shaped, and four beam blanks, which are dog bone shaped, in varying lengths of 17 to 48 feet. The caster design accommodates a quick-change tundish nozzle system designed to optimize the continuous casting process and to achieve a low operational cost per ton. The tundish bottoms are also designed to change from a bloom opening to any of four beam blank sizes to allow greater flexibility in product choice. The caster was built by SMS Concast.

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

     Iron Dynamics Steel Scrap Substitute Facility

     Since 1997, Iron Dynamics has tried to develop and commercialize a pioneering process of producing a virgin form of iron that might serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. Historically, the price of steel scrap, as a commodity, has tended to be volatile, rising and falling with supply and demand and not always in lock step with or in proportion to the market price of new steel. More recently, and increasingly so during the last half of 2003 and thus far during 2004, with no immediate prospects for prices to abate, scrap costs have accelerated to historic highs, threatening one of the principal elements of the mini-mills' traditional lower cost structure--the cost of its metallic raw material. Therefore, having a lower cost alternative source of virgin iron for a portion of a mini-mill's melt mix, if realizable, would partially buffer the effects of high scrap prices and scrap price volatility. With the growing proportion of electric furnace steelmaking, both worldwide and domestically, we believe that the benefits of developing a cost-effective alternate iron source to augment scrap, our primary raw material, makes good economic sense in the long run.

     Direct reduced iron is a metallic product made from iron ore or iron ore "fines" that have been treated in a "direct reduction" furnace, such as a rotary hearth furnace, with either natural gas or coal to reduce the iron oxide to metallic iron. The method selected by Iron Dynamics is one that uses coal as the reducing agent. The direct reduced iron, or DRI, is then compacted by briquetters to form hot briquetted iron, or HBI, which is stable and can be immediately used in our melting furnaces or stockpiled for later use. Liquid pig iron, the ultimate end product intended to be produced by Iron Dynamics, is a pure metal product produced by smelting the direct reduced iron in a submerged arc furnace. Our Iron Dynamics facility was designed and built for the production of direct reduced iron and its conversion into liquid pig iron. We planned to use all of Iron Dynamics' liquid pig iron in our Flat Roll Division's steelmaking operations at Butler.

     The plant commenced initial start-up in August 1999. During this preliminary start-up, however, we encountered a number of equipment and design deficiencies, which required Iron Dynamics to undertake some costly and time-consuming redesign, re-engineering and equipment replacement work and to operate this new facility at greatly reduced output levels. A design and retrofit program began in late 1999 and continued throughout 2000. In July 2000, Iron Dynamics suspended operations to effect certain pre-planned repairs, including the installation of a new submerged arc furnace and a number of additional capital projects, including the installation of two hot briquetters, a new off-gas system for the submerged arc furnace, a sludge reclamation system, and a hot pan conveyance system. In March 2001, Iron Dynamics restarted the facility. However, in July 2001, we suspended operations because of higher than expected start-up and process refinement costs, then high prevailing energy costs, low production quantities and historically low steel scrap pricing that existed at that time. These factors, during that period, made the cost of producing and using Iron Dynamics' scrap substitute product at our flat-roll mini-mill higher than the cost of purchasing and using steel scrap.

     We continued to make refinements to our systems and processes, notwithstanding the shut-down, and began experimental production trials again during the fourth quarter of 2002. After an evaluation of these production trials, we concluded that improved production technology, coupled with our ability to recycle waste materials as part of our raw material mix, and the then increasingly higher price of scrap, made the restart and operation of this production facility feasible. During 2003, we spent approximately $13 million to further modify and refine the process, including the installation of three briquetting machines, which enable us to stockpile iron briquettes or hot briquetted iron (HBI), after reduction in the rotary hearth furnace, for use directly as an alternate metallic feed stock in our Flat Roll Division's steelmaking operations. In connection with the liquid pig iron conversion process, the briquettes would first be liquefied and the hot liquid pig iron would then be transferred in ladles to the flat-roll mill's meltshop and combined with scrap steel in the mill's electric arc furnaces. During February 2003, we announced a restart of ironmaking operations at Iron Dynamics and, during December 2003, we produced 15,100 tonnes of HBI. We anticipate ramping up production of HBI to approximately 30-35,000 tons per month, by the end of the second quarter of 2004, all of which we intend to use at our Flat Roll Division. We have not yet restarted the smelting end of the Iron Dynamics process, the conversion of HBI into liquid pig iron, but we anticipate restarting the submerged arc furnace by the end of the first quarter or the beginning of the second quarter of 2004.

     As of December 31, 2003, our equity investment in the Iron Dynamics project was $185 million.

     Bar Products Division

     Pittsboro, Indiana Bar Mill

     We purchased our Pittsboro, Indiana bar mini-mill from Qualitech Steel SBQ LLC in September 2002, and we are in the final phase of a $75 to $80 million program to upgrade and retrofit the mill to produce a broad array of merchant quality, or MBQ, bars and shapes and reinforcing bar products, as well as special bar quality, or SBQ, products. The mill was originally constructed in 1997 as an SBQ mill and consists generally of a 100 ton single shell AC melting furnace by SMS Demag, a three strand SMS Demag continuous caster capable of casting both a 7" x 7" billet and a 14" x 10" bloom, a reheat furnace, and a rolling mill consisting of a Pomini roughing mill and intermediate mill, and Kocks reducing and sizing blocks used in the production of SBQ rounds. The meltshop is also equipped with a separate ladle metallurgy facility, or LMF, where metallurgical testing, refining, alloying and desulfurizing takes place, and a vacuum tank degasser, which is used to degas steel to produce ultra low carbon and ultra high purity products.

     We have added an eight stand finishing mill, together with ancillary equipment such as abrasive saws, shears, a straightener and magnetic stacking equipment, which will enable us to produce merchant bars and shapes, as well as reinforcing bar products.

     We began melting and casting operations in mid-December and began shipping some limited products by year-end 2003. We are currently producing larger sizes MBQ and SBQ bars and expect the arrival and installation of equipment during the first quarter of 2004 which will enable us, during the second quarter, to begin production of the smaller rounds, angles, flats, channels and similar products. We expect that the Pittsboro facility will have a capacity of approximately 500,000 to 600,000 tons per year.

     New Millennium Facility

     In the first quarter of 2003, we increased our ownership percentage in our consolidated New Millennium Building Systems subsidiary from our pre-existing 46.6% ownership interest to 100%, through our acquisition of the 46.6% interest in New Millennium previously held by New Process Steel Corporation, a privately held Houston, Texas steel processor and our purchase of the remaining 6.8% stake owned by some of New Millennium's managers. After completion of the final purchases, and including our original investment, we have invested approximately $14 million in our New Millennium subsidiary.

     New Millennium produces steel building components for the construction industry, including joists, girders, trusses and steel roof and floor decking. These products are sold primarily in the Upper Midwest non-residential building components market. Our Flat Roll Division supplies a majority of the hot-rolled steel utilized in New Millennium's manufacturing operations.

     Products and Customers

     Flat Roll Division

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

     We believe that our basic production hot band material has shape characteristics that exceed those of the other thin-slab flat-roll mini-mills and compares favorably with those of the integrated mills. In addition, as a result of our lighter gauge hot-rolling capabilities, we are now able to produce hot-rolled hot-dipped galvanized and galvannealed steel products. These products are capable of replacing products that have traditionally only been available as more costly cold-rolled galvanized or cold-rolled galvannealed steel. During 2002 and 2003, we produced 849,000 tons and 1.1 million tons of these lighter gauge hot-rolled products, respectively. Our new galvanizing facility will also further enable us to add to our mix of higher margin value added products through our ability to coat additional material that would otherwise not be coated due to the galvanizing capacity limitations at our Butler mill. During 2003, approximately 60% of our flat-roll shipments consisted of value-added products.

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

     Customers. The following tables show information about the types of products we produced and the types of customers we sold to in 2002 and 2003:

                                                                                           2002             2003
                                                                                           ----             ----
         Products:
         Hot band ..............................................................             43%              48%
         Pickled and oiled......................................................             11%              10%
         Cold-rolled............................................................             13%               8%
         Hot-rolled galvanized..................................................             17%              16%
         Cold-rolled galvanized.................................................             12%              14%
         Post anneal............................................................              4%               4%
                                                                                            ---              ---
              Total.............................................................            100%             100%
                                                                                            ===              ===

         Customers:
         Service center (including end-user intermediaries).....................             88%              84%
         Pipe and tube..........................................................              4%               5%
         Original equipment manufacturer........................................              8%              11%
                                                                                            ---              ---
              Total.............................................................            100%             100%
                                                                                            ===              ===

     During 2003, we sold our products to approximately 190 customers. In 2003, our largest customers were Heidtman Steel, New Process Steel and Straightline, which in the aggregate accounted for approximately 23% of our total net sales. Heidtman accounted, individually, for approximately 18%, 17% and 13% of our net sales in 2001, 2002 and 2003, respectively.

     Steel processors and service centers typically act as intermediaries between primary steel producers, such as us, and the many end-user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. Notwithstanding the completion of our cold mill and our increased utilization in our own cold finishing facility for a considerable portion of our hot band production, we expect that our intermediate steel processor and service center customers will remain an integral part of our customer base. Our sales outside the continental United States accounted for approximately 7% of our total net sales in 2003.

     Structural and Rail Division

     Products. We produce various structural steel products such as wide flange beams, American Standard beams, miscellaneous beams, "H" Piling material, sheet piling material, American Standard and miscellaneous channels, bulb angles, and "zee's." The following listing shows each of our structural steel products and their intended markets:

         Products                                                Markets
         --------                                                -------

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

        Channel sections......................................    Diaphragms, stiffeners, ribs and components in
                                                                  built-up sections

        Bulb angles and zee's.................................    Steel building components

     We have gradually been ramping up production of different structural products, in various sizes and foot weights, since we commenced initial production in July 2002. During February 2004, we rolled approximately 55,000 tons and shipped approximately 67,000 tons of product. We have also initiated certain value added services for the Midwestern fabricator market, including exact length and exact piece count capabilities.

     Customers. The principal customers for our structural steel products are steel service centers, steel fabricators and various manufacturers. Service centers, though not the ultimate end-user, provide valuable mill distribution functions to the fabricators and manufacturers, including small quantity sales, repackaging, cutting, preliminary processing and warehousing. A majority of our structural steel products are sold to service centers.

     The marketplace for steel rails in the United States and Canada is relatively small, approximately 800,000 tons in 2002, and is also specialized, with only approximately six Class 1 railroad purchasers: Burlington Northern/Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation and Canadian National Railway. These purchasers account for approximately 600,000 tons of annual production. Rail contractors, transit districts and short-line railroads purchase the rest of the rail products.

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

     Bar Products Division

     Products. We expect to be able to produce a broad line of merchant bar products such as angles, flats, channels, T's and rounds, as well as rebar products in sizes from #3 to #18. We also plan to produce various SBQ products.

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

     New Millennium Facility

     Products. New Millennium fabricates trusses, girders, steel joists and steel decking for the construction industry. Specifically, New Millennium manufactures a complete line of joist products, including bowstring, arched, scissor, double-pitched and single-pitched joists. Decking products include a full range of roof, form, and composite floor decks.

     Customers. New Millennium's primary customers are non-residential contractors. Significant portions of New Millennium's sales are to customers from outside Indiana, with a concentration in the Upper Midwest area of the United States. We believe that the Upper Midwest presently enjoys the highest non-residential building spending in the country.

Competition

     Flat Roll Division

     Our hot-rolled products compete with many North American integrated hot-rolled coil producers, such as U.S. Steel's plants near Detroit, Michigan, Granite City, Illinois, Gary, Indiana, Dravosburg, Pennsylvania and Fairfield, Alabama; Ispat Inland Inc.'s plant in East Chicago, Indiana; and AK Steel Corporation's plant in Middletown, Ohio. We also compete with International Steel Group, or ISG, which has purchased out of bankruptcy LTV Steel Corporation's former steelmaking facilities at Cleveland, Ohio and Indiana Harbor, Indiana, Acme Steel's rolling facility in Chicago and the former Bethlehem Steel plants in Burns Harbor, Indiana and Sparrow's Point, Maryland. We also compete with companies that convert steel slabs into sheet steel, such as Duferco Steel in Farrell, Pennsylvania. As a result of the integrated mills' lesser dependence on steel scrap as a raw material than mini-mills, and as a result of the consolidations that have occurred over the past year in the U.S. steel industry, including the emergence of relaxed union work rules and lower capital structures, many of these integrated mills are beginning to have cost structures closer to those of the mini-mills, rendering them more competitive than traditionally so.

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

     Structural and Rail Division

     Sales of structural steel products are sensitive to the level of construction activity, which is in turn affected by such cyclical factors as general economic conditions, interest rates, inflation, consumer spending and employment.

     Our structural steel products compete with a sizable number of electric arc furnace structural steelmakers, some of which have cost structures and flexible management cultures similar to our own. Notable competitors include Nucor Steel in Berkeley, South Carolina; Nucor-Yamato Steel in Blytheville, Arkansas; and TXI-Chaparral Steel in Midlothian, Texas and Petersburg, Virginia. There are also a number of smaller competitors, including Ameristeel in Cartersville, Georgia; and Bayou Steel in Laplace, Louisiana. The Nucor mini-mills and the TXI-Chaparral mini-mills accounted for approximately 89% of the tons produced in North America in 2001. We also believe, however, that both geography and product choice will play significant roles. There are currently no other structural mills located in the Midwest, one of the largest structural steel consuming regions in the United States, and we believe we will be able to provide freight-saving and customer service benefits to end users, service centers and fabricators located in the region. We also believe that most of Canada's structural steel consumption is located in Canada's eastern provinces, closer to us than to either of our two largest competitors. Moreover, we intend to provide a broad product mix, focusing on the mid-range and larger section served only by Nucor-Yamato Steel and TXI-Chaparral from locations more remote than our mini-mill.

     At present, the rail market is principally served by two producers: Rocky Mountain Steel, a division of Oregon Steel Mills, Inc. in Pueblo, Colorado, and Pennsylvania Steel Technologies, formerly a subsidiary of Bethlehem Steel Corporation, now ISG, in Steelton, Pennsylvania. Each of these producers has the capability to produce either standard or premium rail, although neither is equipped to produce rail in 240-foot or 320-foot lengths as we will do. Our rail products will also compete with similar products from a number of high quality integrated and electric furnace steel producers in Europe and Asia, including British Steel, Voest-Alpine Schienen, Nippon Steel and NKK.

     Bar Products Division

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

     New Millennium Facility

     New Millennium's main competitors on a national level in the joist business are Vulcraft, a division of Nucor; Canam; and SMI, a division of Commercial Metals. In the steel decking business, New Millennium's main competitors on a national level are Vulcraft; Wheeling Corrugating Co., a division of Wheeling-Pittsburgh Steel Corp.; and United Steel Deck, Inc. New Millennium also has a number of competitors on a regional basis, located in the Upper Midwest, including Canam, Socar and Gooder-Henderson, as well as several local suppliers with facilities located in Pittsburgh, Cleveland, Detroit, Indianapolis, Chicago and Milwaukee.

     Sources, Availability and Cost of Scrap and Scrap Substitute

     Our principal raw material is scrap metal derived from, among other sources "home scrap," generated internally at steel mills themselves; industrial scrap, generated by excess steel trimmed or produced during manufacturing; and "obsolete" scrap such as railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines.

     Scrap

     Scrap is the single most important raw material used in our mini-mill steelmaking process, traditionally comprising approximately 80-85% of the metallic melt mix in electric arc furnace steelmaking, in contrast to integrated mill steelmaking, where the proportion of scrap has traditionally been approximately 20%. Depending upon the carbon content of scrap substitute material that may be available from time to time, and the relative cost of such material, the percentage of scrap used in our steelmaking operations could be reduced to the range of 60% or less.

     As it relates to final product quality, electric arc furnace steel producers can normally only tolerate a maximum .2% level of residual materials such as non-ferrous metallic contamination from copper, nickel, tin, chromium, and molybdenum, which, once having been dissolved into steel cannot be refined out. In order for the scrap melt to provide this level of quality under present circumstances, the mill must use approximately 60% of "low residual" scrap or an equivalent material. Such low residual scrap is generally more expensive and takes the form of No. 1 dealer bundles, No. 1 factory bundles, busheling, and clips. Such low residual scrap is generally more expensive. The balance of the melt mix can then consist of various grades of higher residual, and thus less expensive, scrap, which can be blended with low residual scrap to keep within impurity tolerances.

     Many variables can impact scrap prices, the most critical of which, until recently, was the level of U.S. steel production. The U.S. has generally been a net scrap exporter. Generally, as domestic steel demand increased, so did scrap demand and resulting scrap prices. The reverse was also normally but not always true, with scrap prices following steel prices downward where supply exceeded demand. During late 2000, the flood of imported steel, much of it unfairly traded, resulted in sharply reduced new steel production with corresponding decreases in the need for, and thus the price of scrap. This corresponding decrease in the price of scrap mitigated somewhat the impact of sharply declining prices for new steel products during 2000 and 2001 and enabled us to maintain some modest profit margins despite the severe market dislocation. The precipitous decline in scrap prices in 1999 and 2000, however, caused dealers to retain their inventories and to withhold them from sale, thus causing some short-term supply shortages even in the face of a supply/demand inversion at the consumer levels. On the other hand, starting during the latter part of 2002 and continuing through 2003 and into 2004, the price of scrap has risen sharply upward, largely as a result of foreign scrap demand, particularly from China, a weak U.S. dollar that makes U.S. scrap exports more attractive, and relatively static if not limited scrap availability in the U.S. due to a weak economy and the shrinking domestic manufacturing base. Scrap exports from the U.S. were approximately 12 million metric tons in 2003, up 35% from 8.9 million tons in 2002. These factors have driven scrap prices to their highest levels in decades. In September 2003, the price of No. 1 factory bundles, a key scrap commodity, was approximately $166 per ton. The same commodity cost $280 per ton in February and $310 in early March 2004.

     We believe that the demand for low residual scrap will continue to rise more rapidly than the supply in the coming years, especially with the increased number of electric arc furnace mini-mills, both here and abroad, that have been built or commenced operations in recent years, and especially due to foreign scrap demand. As a result, in order to maintain an available supply of scrap at competitive market prices, we seek to maintain multiple strong and dependable sources through which to competitively purchase scrap of all grades, including low residual scrap, and have also been attempting to develop our own "captive" scrap substitutes supply.

     Since our inception, we were able to ensure a stable scrap supply for our Flat Roll and Structural and Rail Divisions through a scrap supply agreement with OmniSource Corporation, one of the largest suppliers of scrap in the nation. However, we have determined that in the current scrap environment we would be better off with multiple available sources of supply, including the development of our own scrap purchasing capability, and with the flexibility to develop new relationships and supply agreements with third parties and certain scrap generators. Accordingly, we and OmniSource have amicably terminated our scrap supply agreement, effective March 31, 2004. We intend, however, to continue purchasing scrap from OmniSource as one of our major suppliers.

         Scrap Substitutes

     Direct reduced iron, hot briquetted iron and pig iron can substitute for a limited portion of the steel scrap used in electric furnace mini-mill steel production. Historically, we have used a relatively small percentage of scrap substitutes in our melt mix. Historically, we have used approximately 15% by weight of scrap substitutes in our melt mix, mainly solid and generally imported pig iron. During 2003, we consumed approximately 364,000 tons of scrap substitutes, of the 3.4 million tons of metallics that we melted in our electric arc furnaces. We also bought minimal quantities of direct reduced iron and hot briquetted iron. All of these scrap substitute purchases were made on the spot market at prevailing market prices.

     We anticipate that we will utilize all of Iron Dynamics' scrap substitute product output, whether HBI or liquid pig iron, which, at full production we estimate to be approximately 360,000 tonnes of liquid pig iron per year.

     Our Industry

     Overview

     The U.S. steel industry has historically been and continues to be highly cyclical in nature, influenced by a combination of factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, worldwide steel demand, and levels of steel imports. The steel industry has also been affected by various company-specific factors, such as a company's ability or inability to adapt to and deal with technological change, plant inefficiency and high labor costs. The U.S. is a net steel importer, requiring that approximately 17% of its domestic steel consumption be imported.

     During the second half of 2000 and throughout 2001, the U.S. steel industry experienced a severe downward cycle, largely as a result of increased imports of steel at depressed prices, the effect of a strong dollar, weak economic conditions and excess global steel production capacity. On the other hand, during the first half of 2002, domestic flat-rolled steel prices increased dramatically from historical cyclical lows in 2001. This increase resulted from a number of factors, including (1) a temporary reduction in domestic steel production capacity as a result of certain bankruptcies and shutdowns of other U.S. steel producers, (2) a reduction in imports, driven in part by certain favorable rulings and executive actions with respect to tariffs and quotas on foreign steel, and (3) a brief strengthening of the overall U.S. economy and the need for end-users of steel products to replenish their depleted inventories. The cycle began to turn downward again toward the end of 2002 and into early 2003, however, largely as a result of softening product demand brought about by a still weak economy and war concerns. The shortness of the previous up cycle, poor cost controls and high fixed costs for many steel producers, an absence of any supply or pricing discipline by individual producers, and the strength of the U.S. dollar that brought exports streaming into the country created the conditions for more than 30 bankruptcies among U.S. steel producers, mainly integrated producers, between 2001 and 2003.

     These economic dislocations, rationalization of production capacity and supply due to steel industry consolidation, a weakened U.S. dollar, high ocean freight rates and strong foreign, mainly Chinese and Asian, steel demand and scrap demand, combined during 2003 to substantially reduce steel imports into the U.S., thus constraining the supply of new steel for domestic consumption. Moreover, by rendering exports of steel abroad more attractive, this has also acted to constrain the U.S. supply of scrap for domestic consumption. The result has not only been a dramatic increase in U.S. steel pricing toward the end of 2003 and into 2004, but it has also led to unprecedented increases in the cost of steel scrap.

     The U.S. steel industry experienced many changes during 2003 as a result of consolidation. In 2001, the top three U.S. producers of flat-rolled sheet had a 32% market share. For 2003, the top three (U.S. Steel, ISG and Nucor) had a market share of 55%. International Steel Group added to its acquisition of the bankrupt steel assets of LTV Steel with its acquisition of Acme Steel's assets and its acquisition of the assets of Bethlehem Steel. All three of these acquisitions resulted from the prior bankruptcies of the predecessor steel companies. Similarly, U.S. Steel acquired the bankrupt assets of National Steel. These and similar developments caused formerly idled or inefficient production facilities to come back into the market with substantially lower capital costs, with lower renegotiated labor costs and work rules, and shorn of many previously burdensome health care and retirement legacy costs and other liabilities. The result of this consolidation, which we expect to continue, is a more competitive and more price sensitive U.S. steel market, with a narrowing of production cost differentials between mini-mills and some of these integrated producers. Moreover, with the integrated mills' lesser dependence on ever more expensive scrap as a percentage of their metallics melt ix than the mini-mills, the traditional mini-mill cost advantage of steel scrap over integrated mill ironmaking has also begun to invert.

Anti-Dumping Initiatives

     U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, but is also substantially affected by the relative strength of foreign economies and fluctuation in the value of the U.S. dollar against foreign currencies, with steel imports tending to increase when the value of the dollar is strong in relation to foreign currencies. During the 1990s, the situation was exacerbated by a weakening of certain economies, particularly in Eastern Europe, Asia and Latin America. Because of the ownership, control or subsidization of some foreign steel producers by their governments, decisions by such producers with respect to their production, sales and pricing decisions are often influenced to a greater degree by political and economic policy consideration than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. Since 1998, when imports of hot-rolled and cold-rolled products increased 43% compared to the prior year, domestic steel producers, including us, have been adversely affected by illegally "dumped" imported steel. Dumping involves selling a product below cost or for less than in the exporter's home country and is a violation of U.S. trade laws. Most foreign markets are less open than the U.S. market, allowing foreign producers to maintain higher prices in their own markets, while dumping excess production at lower and often subsidized prices into the U.S. market. A number of steel industry anti-dumping initiatives, or trade cases, have been brought in recent years in an attempt to stem the flow of these unlawful imports. Some have been successful and some have not.

     Hot-Rolled Sheet

     In September 1998, eleven U.S. steel companies, including us, as well as two labor unions, filed anti-dumping complaints with the ITC and the U.S. Department of Commerce against hot-rolled steel imports from Japan, Russia and Brazil, seeking determinations that those three countries were dumping hot-rolled carbon steel in the U.S. market at below fair market prices. The group also filed a subsidy, or countervailing duty, complaint against Brazil.

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

     In July 1999, the Department of Commerce also issued suspension agreements and final anti-dumping duty determinations as to imports of hot-rolled sheet from Brazil and Russia. "Suspension" agreements generally impose price and/or quantity restrictions on imports from the subject country for the purpose of removing the injurious impact of the dumping or subsidies and are often negotiated with the subject country either in lieu of the imposition of anti-dumping or countervailing duties or as an alternate remedy to suspend a previously imposed duty. In February 2002, the Department of Commerce, having found violations of the suspension agreement by Brazilian producers, revoked the agreement and reimposed dumping duties of 48%. In June 2004, the Department of Commerce will conduct a required "sunset review" regarding the countervailing duty orders and/or suspension agreements against Russia, Japan and Brazil to decide whether in June 2005 these orders should be extended for an additional five years or revoked.

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

     Cold-Rolled Sheet

     In June 1999, we, together with other domestic producers and the United Steel Workers of America, also filed a complaint with the ITC and the Department of Commerce seeking a determination that cold-rolled steel products from Argentina, Brazil, China, Indonesia, Japan, Slovakia, South Africa, Taiwan, Thailand, Turkey, and Venezuela were being dumped in the U.S. market at below fair market prices. On July 19, 1999, the ITC made unanimous affirmative preliminary determinations of a reasonable indication of injury by reason of such imports. The Department of Commerce announced preliminary dumping determinations, which required the posting of dumping duties in November and December of 1999. In January 2000, the Department of Commerce issued a determination that imports of cold-rolled steel from six of the countries were dumped at margins ranging from 17% to 81%. We were ultimately not successful in these cold-rolled cases, however, and on March 3, 2000 and thereafter, the ITC made negative final injury determinations against these eleven countries, ruling that the industry was not being injured by these imports. These negative outcomes resulted in a resurgence of dumped cold-rolled imports in the second half of 2000 and depressed cold-rolled prices caused by these unfair practices. As a consequence of the approximate 50% increase in imports of cold-rolled sheet steel from 20 countries during the first half of 2001, at prices averaging $50 or more below their 1998 prices that the Department of Commerce had determined at that time to have been dumped, we, and other steel manufacturers, brought anti-dumping petitions on September 28, 2001 against imports from these 20 countries and countervailing duty petitions against five countries. These countries, including Argentina, Australia, Belgium, Brazil, China, France, Germany, India, Japan, South Korea, The Netherlands, New Zealand, Russia, South Africa, Spain, Sweden, Taiwan, Thailand, Turkey and Venezuela, represented nearly 80% of the imported cold-rolled sheet. In a preliminary ruling in November 2001, the ITC found in favor of the petitioners, and, between March and May 2002, the U.S. Department of Commerce found that these imports had been sold in the United States at less than fair value and that those from Brazil, France and South Korea had also been subsidized. Accordingly, the U.S. Department of Commerce issued various preliminary anti-dumping duty or countervailing duty margin orders directed at most of these countries.

     However, on August 27, 2002, the ITC made a negative injury determination on cold-rolled imports from Australia, India, Japan, Sweden and Thailand, and these determinations were upheld on appeal in February 2004 by the Court of International Trade, thus ending these cases. On October 17, 2002, the ITC determined that no material injury or threatened injury resulted from cold-rolled steel under investigation from Argentina, Belgium, Brazil, France, Germany, South Korea, The Netherlands, New Zealand, Russia, South Africa, Spain, Taiwan, Turkey and Venezuela. These negative injury determinations by the ITC had the effect of reversing the U.S. Department of Commerce's imposition of anti-dumping and countervailing duty margins on products of these countries. The steel industry petitioners have appealed these negative injury determinations by the ITC to the Court of International Trade, which remanded the cases to the ITC for further determination. The ITC's response is due March 29, 2004.

     Structural Steel and Rail

     In addition to the various hot and cold flat-rolled steel cases, a number of structural steel producers prosecuted anti-dumping cases against imports of structural steel. In July 1999, Nucor-Yamato, TXI-Chaparral, and Northwestern Steel and Wire filed anti-dumping cases on imports of structural steel products from Germany, Japan, Korea and Spain. Germany and Spain were subsequently dropped from these cases. In April 2000, the Department of Commerce found duties of 32-65% on imports from Japan and 15-45% on imports from Korea. In June 2000, in a 6-0 vote, the ITC found injury, or threat of injury, to the U.S. structural steel industry and the Department of Commerce imposed anti-dumping duty orders. These orders can remain in effect for at least five years, subject, however, to annual administrative review. At the end of five years, the ITC will conduct a sunset review. In May 2001, a coalition of U.S. structural steel beam producers filed anti-dumping petitions with the Department of Commerce and the ITC, alleging that imports of structural steel beams from eight other countries, China, Germany, Italy, Luxembourg, Russia, South Africa, Spain and Taiwan, are being sold at less than fair value and are causing or threatening to cause material injury to the U.S. structural steel beam industry. While the Department of Commerce found that these imports were being sold in the United States at less than fair value, and, therefore, made affirmative dumping findings, the ITC on June 17, 2002, determined that such imports did not materially injure or threaten with material injury an industry in the United States. As a result, the ITC made final negative injury determinations in all such cases, thus ending these investigations without the imposition of duties.

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

     Although there are a number of additional trade cases pending before the ITC, involving various groups of imported steel products, most rulings regarding duties and tariffs, since the March 2002 imposition by President Bush of the
Section 201 tariffs described in the following section, have been against the U.S. steel industry.

Section 201 Investigation

     On June 5, 2001, President Bush announced a three-part program to address the excessive imports of steel that were depressing markets in the United States. The program involved (1) negotiations with foreign governments seeking near-term elimination of inefficient excess steel production capacity throughout the world, (2) negotiations with foreign governments to establish rules that will govern steel trade in the future and eliminate subsidies, and (3) an investigation by the ITC under Section 201 of the Trade Act of 1974 to determine whether steel is being imported into the United States in such quantities as to be a substantial cause of serious injury to the U.S. steel industry. Therefore, on June 22, 2001, the Bush Administration requested that the ITC initiate an investigation under Section 201 of the Trade Act of 1974. Products included in the request were in the following categories, subject to exclusion of certain products:

         (1) carbon and alloy flat products;

         (2) carbon and alloy long products;

         (3) carbon and alloy pipe and tube; and

         (4) stainless steel and alloy tool steel products.

     Hot-Rolled, Cold-Rolled and Coated Steel

     On October 22, 2001, in the first step of the three-step Section 201 process, the ITC ruled that approximately 80% of the U.S. steel industry suffered material injury due to imported steel products, including carbon and alloy hot-rolled, cold-rolled, coated and semi-finished slab products, as well as hot rolled bars, reinforcing bars and light shapes. Of the 33 steel products included in the petition brought by the U.S. Trade Representative and President Bush, 12 products, including the products we produce, were affirmed for injury by unanimous 6-0 votes. On December 7, 2001, in the second step of the process, the ITC recommended tariffs of approximately 20%-40% as well as tariff quotas in some cases, and these recommendations were transmitted to President Bush for final action. On March 5, 2002, in the third and final step of the Section 201 process, President Bush imposed a three year tariff of 30% for the first year, 24% for the second year and 18% for the third year on imports of hot-rolled, cold-rolled and coated sheet. He also imposed a tariff of 15% for the first year, 12% for the second year and 9% for the third year on imports of tubular steel products, and a tariff on imported steel slabs of 30%, 24% and 18% in the first, second and third years, respectively, on tons in excess of an annual quota of 5.4 million in 2002, 5.9 million in 2003 and 6.4 million in 2004. North American Free Trade Agreement partners of the United States, principally Canada and Mexico, were excluded from the tariffs, as were "developing countries" which, in the aggregate, account for less than 3% of imported steel. These
Section 201 remedies were to be cumulative with any existing tariffs or quotas in the anti-dumping cases. They were also directed at products rather than the countries that produce those products, thereby providing some import relief even if some steel products find their way to exporting countries not covered by anti-dumping margin or countervailing duty orders.

     The President's decision to implement a Section 201 remedy was not appealable to U.S. courts. However, foreign governments appealed to the World Trade Organization, or WTO, and the European Union, Japan and other countries prosecuted such appeals. President Bush rescinded the Section 201 tariffs, however, in December 2003, after the WTO ruled that the tariffs violated international law and various other nations threatened to impose retaliatory tariffs on U.S. exports and exerted other political pressure. While the Section 201 tariffs, coupled with certain major steel mill closures related to pending bankruptcies, may have caused steel prices to increase substantially in the first three quarter of 2002, to approximately $400 per ton, from their depressed levels in the low $200's per ton at the end of 2001, prices nonetheless eased back into the $260-$270 per ton range by May 2003 as a result of post-bankruptcy capacity restarts and weak U.S. steel demand. The negative impact of the rescission of the Section 201 tariffs has been mitigated by a number of factors that have independently led to a strengthening of U.S. steel pricing, including a weakened U.S. dollar, substantial increases in ocean freight and an increase in the global demand for steel, primarily in China.

     The rescission of the Section 201 tariffs does not affect the anti-dumping duties imposed through the ITC processes. In announcing its December 2003 rescission action, the Bush administration affirmed its commitment to monitor steel imports and to file anti-dumping and countervailing duty petitions if it determines that unfairly traded steel imports adversely impact, or threaten to adversely impact, financial results. During 2004, the ITC will also commence a required five-year review to determine whether to continue or modify anti-dumping findings against hot-rolled steel from Japan, Brazil and Russia. In addition, the existing Comprehensive Steel Trade Agreement with Russia, under which Russia voluntarily limited its exports to the U.S. of steel not otherwise covered by anti-dumping orders, will expire in July 2004.

     The U.S. is also conducting discussions at the Organization of Economic Cooperation and Development with the aim of reducing or eliminating the subsidization of global inefficient steel production.

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

     Rebar, Merchant Bar and SBQ Products

     President Bush's March 2002 Section 201 order granting tariff relief to various categories of imported steel products included a 15% tariff on rebar and a 30% tariff on various certain merchant and SBQ products. These have likewise now been rescinded.

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

     As a group, mini-mills have historically been characterized by lower costs of production and higher productivity than integrated mills. This was due, in part, to lower capital costs and to lower operating costs resulting from their streamlined melting process and smaller, more efficient plant layouts. Moreover, mini-mills tended to employ a management culture, such as ours, that emphasizes flexible, incentive-oriented non-union labor practices and have tended to be more willing to adapt to newer and more innovative management styles that encourage decentralized decision-making. The smaller plant size of a mini-mill also permits greater flexibility in the choice of location for the mini-mill in order to optimize access to scrap supply, energy costs, infrastructure and markets, as is the case with our Butler mini-mill. Furthermore, a mini-mill's more efficient plant size and layout, which incorporates the melt shop, metallurgical station, casting, and rolling in a unified continuous flow under the same roof, have reduced or eliminated costly re-handling and re-heating of partially finished product. They have also adapted quickly to the use of new and cost-effective equipment, thereby translating technological advances in the industry into efficient production. However, as a result of the movement toward steel industry consolidation, coupled with the emergence from bankruptcy of previously inefficient and high capital cost and high operating cost steelmaking assets, under new ownership, with renegotiated and less burdensome labor contracts, the cost differences between mini-mills and some integrated mill consolidators have begun to narrow. Moreover, during periods of high scrap material costs, such as at the present time, integrated mills that produce their own blast furnace iron and are not as dependent as mini-mills upon scrap for the bulk of their melt mix, actually experience lower raw material metallic costs than mini-mills, thus further compressing the historical cost differentials between integrated and mini-mill steelmaking.

The Flat-Roll Steel Market

     The flat-roll steel market represents the largest steel product group. Flat-rolled products consist of hot-rolled, cold-rolled and coated sheet and coil.

     The following table shows the U.S. shipments of flat-rolled steel, in net tons, by hot-rolled, cold-rolled and coated production, as reported by the American Iron and Steel Institute or AISA, for the five years from 1998 through 2002.

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                        1998     1999     2000    2001     2002
                                                                        ----     ----     ----    ----     ----
                                                                                 (millions of net tons)
U.S. Shipments:
Hot-Rolled(1).................................................           25.3     27.7     29.3     27.8    28.1
Cold-Rolled(2)................................................           15.8     16.8     18.0     14.8    15.1
Coated(3).....................................................           22.8     24.3     23.9     22.2    22.8
                                                                         ----     ----     ----     ----    ----

     Total....................................................           64.0     68.8     71.2     64.8    66.0
                                                                         ====     ====     ====     ====    ====

Percentage of Total U.S. Steel Shipments......................            62%      65%      65%      66%     66%

--------------
(1) Includes pipe/tube, sheet, strip and plate in coils.

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

The Structural Steel Market

     The structural steel market is a relatively small part of total U.S. steel shipments. In 2000, 2001 and 2002, structural steel shipments were 6.7 million tons, 6.9 million tons and 6.7 million tons, respectively, and averaging 7% of the total steel market during these three years. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials, which has occurred at a relatively constant rate of 50% over the five years from 1999 through 2002.

The Rail Market

     Rail shipments in 2001 and 2002 were approximately 644,000 tons and 791,000 tons, respectively, with standard rail averaging approximately 80% of the market over 2000, 2001 and 2002 and premium or head-hardened rail averaging 20% over 2000, 2001 and 2002. Increased rail hardness results in a longer lasting product and is achieved by quenching hot rail with either air or water or by changing rail chemistry through the addition of alloys. Harder rail is more costly. Rail is produced in or imported into the U.S. and Canadian markets in standard lengths of 39 to 80 feet, mainly due to the limitations of existing North American rail production equipment and plant layouts, as well as the size limitations of ocean freighters with respect to imports. As a result, in order to produce the 1,600-foot rail "strings" desired by railroads, 20 80-foot rail sections are required to be welded together. Each weld is costly to make and adds installation and periodic maintenance costs.

     Of the total annual shipments of rail in 2002, approximately 75% was produced by the two remaining U.S. rail producers and 25% was imported, mainly from Japan and from Europe. There are currently no Canadian rail producers.

The Market for Rebar, Merchant Bar and SBQ Products

     According to data reported by AISI, apparent rebar supply in the United States was approximately 7 million tons in each of 2001 and 2002, and apparent merchant bar supply, typically defined as ASTM A36 round, square or flat bar with a major dimension less than 3 inches, was approximately 2 million tons nationally for each of 2001 and 2002. According to the AISI, apparent supply of light structural shapes, also characterized by a major dimension of less than 3 inches, averaged approximately 4 million tons annually for each of the foregoing two years.

     Accordingly to AISI data, apparent SBQ supply has averaged approximately 7 million tons nationally over the 2001 and 2002 period.

Energy Resources

     Electricity

     With respect to our Butler mini-mill, our electric service contract with American Electric Power, or AEP, extends through December 31, 2007. The contract designated only 152 hours as "interruptible service" during 2003 and these interruptible hours further decrease annually through expiration of the agreement. The contract also provides that the circumstances necessary to warrant any hours of service interruptions must be of an emergency nature and not related to price and demand. The contract also establishes an agreed fixed rate for the rest of our electrical usage. Interruptible service subjects us to the risk of interruption at any time in the operation of the AEP system, whether as a result of an AEP peak demand, or even if AEP were able to obtain a higher market price from an alternate buyer.

     With respect to our Columbia City structural steel and rail mini-mill, the plant site is located within the service territory of Northeast Indiana R.E.M.C., a rural electric cooperative and a member of the Wabash Valley Power Association. We have not yet elected to enter into any long term electricity supply agreement for this mini-mill, and have been able to effectively use spot market pricing by tailoring our usage to lower cost operating hours. Once we enter into a longer term agreement, however, we will be required to arrange power transmission over lines owned by American Electric Power.

     With respect to our Pittsboro, Indiana bar mill, the plant is located within the service territory claimed by Cinergy, formerly known as Public Service of Indiana. We have preliminarily agreed to the terms of an energy supply contract with Cinergy, under the terms of which we will be purchasing electricity at market rates. The contract is pending approval by the Indiana Utility Regulatory Commission.

     Gas

     We use approximately 9,000 to 11,000 decatherms of natural gas per day in our Butler flat-roll mini-mill. A decatherm is equivalent to 1 million BTUs or 1,000 cubic feet of natural gas. We have a delivery contract with the Panhandle Eastern Pipeline that extends through April 2008 relating to our Butler mini-mill. We also have a delivery contract with NIPSCO/NIFL/Crossroads that extends through October 2005 relating to our Butler mini-mill. We maintain a liquid propane storage facility on site in Butler with sufficient reserves to sustain operations at our flat-roll mini-mill for approximately one week in the event of an interruption in the natural gas supply.

     With respect to our structural steel and rail mini-mill, we have entered into an agreement with NIPSCO for gas service under its Rate Schedule 330, which will provide firm burnertip supply and transportation service for all natural gas requirements at this mini-mill. The agreement includes a volume-dependent transportation fee and forgoes all balancing charges. This agreement precludes the need for a separate pipeline transportation agreement. The agreement is for a period of three years, beginning with the first use of gas in production. We purchased gas at market prices at commencement of operations and are now minimizing price volatility by entering into hedging transactions on the futures markets.

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

Employees

     Our work force consisted of approximately 1,400 employees at December 31, 2003. None of Steel Dynamics' employees are represented by labor unions. We believe that our relationship with our employees is good.

Risk Factors

     The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

     Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Risks Related to Our Industry

      In recent years, imports of steel into the United States have adversely affected, and may again adversely affect, U.S. steel prices, which would impact our sales, margins and profitability

     Excessive imports of steel into the United States have in recent years, and may again in the future, exert downward pressure on U.S. steel prices and significantly reduce our sales, margins and profitability. U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, but it has greatly increased as a result of an excess of foreign steelmaking capacity, is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries, and is further intensified during periods when the U.S. dollar is strong relative to foreign currencies. Economic difficulties in these countries or a reduction in demand for steel produced by these countries, when those events occur, results in lower local demand for steel products in these countries and tends to encourage greater steel exports to the United States at depressed prices.

     In addition, we believe the downward pressure on, and depressed levels of, U.S. steel prices in recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. For example, between 1998 and 2001, when imports of hot-rolled and cold-rolled products increased dramatically, domestic steel producers, including us, were adversely affected by unfairly priced or "dumped" imported steel. Even though various protective actions taken by the U.S. government during 2001, including the enactment of various steel import quotas and tariffs, resulted in an abatement of some steel imports during 2002 and 2003, these protective measures were only temporary, many foreign steel manufacturers were granted exemptions from the application of these measures and President Bush, in December 2003, rescinded a substantial part of these protective measures, the so-called Section 201 tariffs, as a result of a November 10, 2003 Word Trade Organization ruling declaring that the tariffs on hot-rolled and cold-rolled finished steel imports violated global trade rules, and as a result of economic and political pressures from foreign governments, including threats of retaliatory tariffs on U.S. exports. Moreover, there are products and countries that were not covered by these protective measures, and imports of these exempt products or of products from these countries may have an additional adverse effect upon our revenues and income. In any event, when any of these remaining measures expire or if they are further relaxed or repealed, or if increasingly higher U.S. steel prices enable foreign steelmakers to export their steel products into the United States, even with the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could again create downward pressure on U.S. steel prices.

     Certain domestic steel companies, as well as labor unions, have filed complaints with the International Trade Commission and the U.S. Department of Commerce against certain hot-rolled, cold-rolled and structural steel imports. In June of 2002, the ITC made final negative injury determinations in cases relating to structural steel imports from China, Germany, Italy, Luxembourg, Russia, South Africa, Spain and Taiwan. In addition, in August and October of 2002, the ITC also made final negative injury determinations in all outstanding cases relating to cold-rolled steel, thus ending the investigations without the imposition of duties. These negative determinations may increase the amount of cold-rolled and structural steel imports into the United States and may create further downward pressure on U.S. steel prices. In June of 2002, the United States granted "market economy" status to Russia, which may enable Russia to more effectively defend itself against dumping actions and increase the risk that Russia in the future may dump steel into the U.S. market, which may adversely affect U.S. steel prices. Moreover, in 1999 the United States and Russia entered into a five-year comprehensive quota agreement with annual quantitative limitations on imports into the United States by Russian steel producers with respect to, among other things, flat-rolled, structural, rail, and bar steel products. This five-year agreement will terminate on July 12, 2004 and it is not expected that the agreement will be renewed. Given excess capacity in Russia, the termination of this agreement may lead to import surges of steel products from Russia which could have adverse effects upon U.S. steel prices.

     Excess global capacity in the steel industry and the availability of competitive substitute materials has resulted in intense competition and may continue to exert downward pressure on our pricing

     The highly competitive nature of the industry, in part, exerts downward pressure on prices for some of our products. Competition within the steel industry, both domestically and worldwide, is intense and it is expected to remain so. We compete primarily on the basis of (1) price, (2) quality and (3) the ability to meet our customers' product needs and delivery schedules. Our primary competitors have traditionally been other mini-mills, which may have cost structures and management cultures more similar to ours than integrated mills. However, we also compete with many integrated producers of hot-rolled, cold-rolled and coated products, many of which are larger, have substantially greater capital resources and have cost structures that have become much more competitive. Largely as a result of the consolidation within the U.S. steel industry brought about by bankruptcies and the emergence of a number of integrated steel producers with lower capital costs, new or renegotiated union work rules and labor costs, the elimination or reduction of health care and retirement legacy costs, and the introduction of more incentive based compensation and a more decentralized management structure, these integrated producers, most notably International Steel Group and U.S. Steel, have cost structures that are more competitive. Likewise, with their lesser dependence on scrap as a major component of their melt mix, these producers may also have a raw material cost advantage over the currently high cost of scrap that we must absorb. The emergence of these producers further increases the competitive environment in the steel industry and may contribute to future price declines.

     In addition, global overcapacity in steel manufacturing has had a negative impact on U.S. steel pricing and is likely to continue to persist and could have a negative impact on our sales, margins and profitability. Over the last decade, the construction of new mini-mills, expansion and improved production efficiencies of some integrated mills and substantial expansion of foreign steel capacity have all led to an excess of manufacturing capacity. Increasingly, this overcapacity, when combined with periodic high levels of steel imports into the United States, exerts downward pressure on domestic steel prices, including the prices of our products, and has resulted, at times, in a dramatic narrowing, or with many companies the elimination, of gross margins.

     In the case of certain product applications, we and other steel manufacturers compete with manufacturers of other materials, including plastic, aluminum, graphite composites, glass, wood and concrete.

     Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and the industries we serve

     The price of steel and steel products may fluctuate significantly due to many factors beyond our control. This fluctuation directly affects the levels of our production and our sales and earnings. The steel industry is highly cyclical, influenced by a combination of factors, including periods of economic growth, or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and applicable tariffs, as well as general economic conditions and the condition of certain other industries. The demand for steel products is generally affected by macroeconomic fluctuations in the United States and global economies in which steel companies sell their products. Future economic downturns, stagnant economies or currency fluctuations in the United States or globally could decrease the demand for our products or increase the amount of imports of steel into the United States either event of which would decrease our sales, margins and profitability.

      In addition, a disruption or downturn in the automotive, oil and gas, gas transmission, construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries could negatively impact our financial condition, production, sales, margins and earnings. We are also particularly sensitive to trends and events, including strikes and labor unrest, that may impact these industries. These industries are significant markets for our products and are themselves highly cyclical.

Risks Related to Our Business

     Technology, operating and start-up risks associated with our Iron Dynamics scrap substitute project may prevent us from realizing the anticipated benefits from this project and could result in a loss of our investment

      If we abandon our Iron Dynamics project, or if its process does not succeed, we will not be able to realize the expected benefits of this project and will suffer the loss of our entire investment. As of December 31, 2003, our investment in the Iron Dynamics project was $185 million. Since 1997, our wholly-owned subsidiary, Iron Dynamics, has tried to develop and commercialize a pioneering process of producing a virgin form of iron that might serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. This scrap substitute project is the first of its kind. It involves processes that are based on various technical assumptions and new applications of technologies that have yet to be commercially proven. Since our initial start-up in August 1999, we have encountered a number of difficulties associated with major pieces of equipment and with operating processes and systems. Throughout the latter part of each of 1999 and 2000, our Iron Dynamics facility was shut down. During these shut downs, we engaged in time consuming and expensive redesign, re-engineering, reconstruction and retrofitting of major pieces of equipment, systems and processes. As a result, the Iron Dynamics project has taken considerably longer and has required us to expend considerably greater resources than originally anticipated. In February 2001, we re-started operations at our Iron Dynamics facility. However, in July 2001, we suspended these operations again, with no specific date set for resumption of operations. This shut down was a result of:

      (1) higher than expected start-up and process refinement costs;

      (2) exceptionally high energy costs;

      (3) low production quantities achieved at the Iron Dynamics facility; and

      (4) historically low steel scrap pricing.

      These factors made the cost of producing and using Iron Dynamics scrap substitute at our flat-rolled mini-mill in July 2001 higher than our cost of purchasing and using then lower priced and available steel scrap. On July 10, 2002, we announced that we would begin experimental production trials in the fourth quarter of 2002, we continued to make refinements to our systems and processes, and in fact began the production trials in the fourth quarter as planned. We successfully completed these trials and concluded that improved production technology, coupled with our new ability to recycle waste material inputs and the increasingly high cost of scrap made a restart of this production facility feasible. During 2003, we spent approximately $13 million of additional capital on these modifications and refinements to the Iron Dynamics process. The restart commenced in December 2003, involving the front part of the Iron Dynamics process, the production of direct reduced iron on a rotary hearth furnace, and the compaction of the DRI into hot briquetted iron, or HBI. During December 2003, we produced 15,100 tonnes of HBI, with an acceptable metallics content and anticipated cost structure that compares favorably to scrap and alternative pig iron. We have not yet restarted the back-end of the Iron Dynamics process, the conversion of the HBI into liquid pig iron. If we determine that we will be able to produce liquid pig iron in sufficient quantities and at a cost to be competitive with purchased pig iron, we could begin commercial production of liquid pig iron as well during the second quarter of 2004.

      While we remain optimistic that the remaining start-up difficulties with the equipment, technology, systems and processes can be resolved, our Iron Dynamics facility may not be able to consistently operate or be able to produce steel scrap substitute material, whether DRI, HBI or liquid pig iron, in the quantities and for costs that will enable it to be cost competitive with scrap or with purchased pig iron. Moreover, our Iron Dynamics facility may experience additional shutdowns or equipment failures, and such shutdowns or failures may have a material adverse impact on our liquidity, cost structure and earnings.

      A substantial portion of our flat-rolled products are sold on the spot market, and therefore, our sales, margins and earnings are negatively impacted by decreases in domestic flat-rolled steel prices

      Our sales, margins and earnings are negatively impacted by decreases in domestic flat-rolled steel prices since a significant portion of our flat-rolled products are sold on the spot market. As a result, we are vulnerable to downturns in the domestic flat-rolled steel market. For the three year period ended December 31, 2003, approximately 90% of our flat-roll products were sold on the spot market under contracts with terms of twelve months or less.

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

      We may be unable to pass on increases in the cost of scrap and other raw materials to our customers which would reduce our earnings

      If we are unable to pass on higher scrap and other raw material costs to our customers we will be less profitable. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in scrap and other raw material prices, which have reached historically high levels. In September 2003, the price of No. 1 factory bundles, a key scrap commodity, was $166 per ton. In February 2004, the price of No. 1 factory bundles was $280 per ton. Our principal raw material is scrap metal, and prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation.

      A combination of a weak U.S. dollar, exceptionally strong Chinese and global demand for scrap, and lower production of domestic scrap due to a weak manufacturing economy and the continued loss of manufacturing to foreign competition have driven scrap offshore at exceptionally high prices, have reduced the available domestic scrap supply, and have caused the price of domestic scrap to double within the past several months. Such scrap costs are unsustainable, even with the sharply increased pricing for our manufactured steel, and could erode or eliminate our gross margins. During February 2003, we announced the imposition of scrap surcharges, keyed to a published scrap index, on our customers with orders covering multiple months and quarters, and we believe that these will largely be accepted. We have no assurance, however, that this will continue to be so, or that customers will agree to pay ever higher prices for our steel products, sufficient for us to maintain our margins, without resistance or the selection of other suppliers or alternative materials. If this occurs, we may lose customers, we may be unable to pass these higher scrap costs on to our customers, and we may suffer a loss of earnings. Moreover, some of our integrated steel producer competitors are not as dependant as we are on scrap as a major part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, even with the higher costs they must currently pay for iron ore, coke, coking coal and other raw materials used in their ironmaking processes, give them a current raw material cost advantage over mini-mills. In addition, our operations require substantial amounts of other raw materials, including various types of alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions.

      We have primarily relied upon one supplier to meet our steel scrap requirements

      Since our inception, we have had a purchasing agreement with OmniSource Corporation, one of the largest scrap processors and brokers in the Midwest, to purchase steel scrap for our mills. We have determined, however, that in the current scrap environment we would be better off having multiple available sources of scrap supply, including our ability to develop our own scrap purchasing capability, with the added flexibility to develop new relationships and supply agreements with third parties and certain generators of scrap. Accordingly, we and OmniSource have amicably terminated our scrap supply agreement, effective March 31, 2004. We plan to continue to purchase scrap from OmniSource as one of our major suppliers. We may be unable, however, to realize the anticipated benefits of our new scrap purchasing arrangements, and we may not be able to secure substitute arrangements for steel scrap on the same or better terms as those that were available from OmniSource. For 2003, we purchased 2.6 million tons of steel scrap and scrap substitutes from OmniSource, which represented approximately 89% of our total scrap purchased during this period.

      There may be potential conflicts of interest with regard to our relationship with OmniSource

      With respect to any dispute between us and OmniSource involving our existing contract, the termination of our contract, or in connection with the terms of any future commercial transaction, OmniSource may be viewed as having a conflict of interest between what it perceives as being best for itself as a seller of scrap and what is best for us as a buyer of scrap. We may not be able to resolve potential conflicts and if we do resolve them, we may receive a less favorable resolution, since OmniSource may be viewed as a related party. The chief operating officer of OmniSource is also a member of our board of directors and is a substantial stockholder of Steel Dynamics. This person has obligations to us as well as to OmniSource and may have conflicts of interest with respect to matters potentially or actually involving or affecting us and OmniSource. OmniSource also supplies scrap to many other customers, including other steel mills.

      We rely upon a small number of major customers for a substantial percentage of our sales

      A loss of any large customer or group of customers could materially reduce our sales and earnings. We have substantial business relationships with a few large customers. In 2003, our Butler mini-mill's top ten customers accounted for approximately 42% of our total net sales. During this period, our largest customer, Heidtman, accounted for approximately 13% of our total net sales. We expect to continue to depend upon a small number of customers for a significant percentage of our total net sales, and cannot assure you that any of them will continue to purchase steel from us.

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

      Start-up and operating risks associated with the construction of our Pittsboro, Indiana bar products mill could result in materially greater operating costs than those we have anticipated

      Start-up and operating risks associated with the retrofitting and operation of our Pittsboro, Indiana bar products mill may result in materially greater operating costs than we initially expected. We are subject to all of the general risks associated with the construction and start-up of a new or reconstructed mini-mill. These risks involve construction delays, cost overruns and start-up difficulties. We could also experience operational difficulties after start-up that could result in our inability to operate our bar bill at full or near full capacity.

      Unexpected equipment failures may lead to production curtailments or shutdowns

      Interruptions in our production capabilities will inevitably increase our production costs, and reduce our sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures. Moreover, any interruption in production capability may require us to make significant capital expenditures to remedy the problem, which could have a negative effect on our profitability and cash flows. We may also sustain revenue losses in excess of any recoveries we make under any applicable business interruption insurance coverages we may have. In addition to such revenue losses, longer-term business disruption could result in a loss of customers, which could adversely affect our business, results of operations and financial condition.

      We depend heavily on our senior management and we may be unable to replace key executives if they leave

      The loss of the services of one or more members of our senior management team or our inability to attract, retain and maintain additional senior management personnel could harm our business, financial condition, results of operations and future prospects. Our senior management founded our company, pioneered the development of thin-slab, flat-rolled technology and directed the construction of our Butler flat-roll mini-mill, Columbia City structural and rail mini-mill and our Pittsboro bar products mini-mill. Our operations and prospects depend in large part on the performance of our senior management team, including Keith E. Busse, president and chief executive officer, Mark D. Millett, vice president and general manager of our Flat Roll Division, Richard
P. Teets, Jr., vice president and general manager of our Structural and Rail Division, Tracy L. Shellabarger, vice president and chief financial officer and John W. Nolan, vice president, sales and marketing. Although these senior managers have each been employees and stockholders of Steel Dynamics for more than seven years, these individuals may not remain with us as employees. In addition, we may not be able to find qualified replacements for any of these individuals if their services are no longer available. We do not have key man insurance on any of these individuals.

      We may face risks associated with the implementation of our growth strategy

      Our growth strategy subjects us to various risks. As part of our growth strategy, we may expand our existing facilities, build additional plants, acquire other businesses and steel assets, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

      o the difficulty of competing for acquisitions and other growth opportunities with companies having materially greater financial resources than ours;

      o the difficulty of integrating the acquired operations and personnel into our existing business;

      o the potential disruption of our ongoing business;

      o the diversion of resources;

      o the inability of management to maintain uniform standards, controls, procedures and policies;

      o the difficulty of managing the growth of a larger company;

      o the risk of entering markets in which we have little experience;

      o the risk of becoming involved in labor, commercial, or regulatory disputes or litigation related to the new enterprise;

      o the risk of contractual or operational liability to our venture participants or to third parties as a result of our participation;

      o the inability to work efficiently with joint venture or strategic alliance partners; and

      o the difficulties of terminating joint ventures or strategic alliances.

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

      We may be delayed in the construction, and start-up or operation of our Pittsboro, Indiana mini-mill

      In September 2002, we purchased a special bar quality mini-mill located in Pittsboro, Indiana for $45 million, and we are in the process of completing between $75 and $80 million in plant upgrades and retrofitting to convert the facility from one capable of producing only special bar quality steel products to a facility capable of also producing merchant bars and shapes and reinforcing bar products. We started melting and casting operations in December 2003, began shipping limited products by year-end 2003, are currently producing larger MBQ and SBQ bars, and expect equipment to arrive and be installed in the first quarter 2004 to enable us to begin to produce the smaller rounds, angles, flats, channels and products of that nature during the second quarter. It may cost more than the approximately $75 million we estimate is required to convert the Pittsboro mini-mill into a mini-mill for the production of merchant and reinforcing bar. We are also subject to construction and start-up delays and operational risks associated with the start-up of a new mini-mill, either in Pittsboro mini-mill's present configuration or in connection with its conversion. These factors could result in materially greater operating costs than we initially expected. We may also be delayed as a result of unforeseen circumstances or events beyond our control.

      Environmental regulation imposes substantial costs and limitations on our operations

      We are subject to the risk of substantial environmental liability and limitations on our operations brought about by the requirements of environmental laws and regulations. We are subject to various federal, state and local environmental, health and safety laws and regulations concerning such issues as air emissions, wastewater discharges, solid and hazardous materials and waste handling and disposal, and the investigation and remediation of contamination. These laws and regulations are increasingly stringent. While we believe that our facilities are and will continue to be in material compliance with all applicable environmental laws and regulations, the risks of substantial costs and liabilities related to compliance with such laws and regulations are an inherent part of our business. Although we are not currently involved in any remediation activities, it is possible that future conditions may develop, arise or be discovered that create substantial environmental remediation liabilities and costs. For example, our steelmaking operations produce certain waste products, such as electric arc furnace dust, which are classified as hazardous waste and must be properly disposed of under applicable environmental laws. These laws can impose clean up liability on generators of hazardous waste and other substances that are shipped off-site for disposal, regardless of fault or the legality of the disposal activities. Other laws may require us to investigate and remediate contamination at our properties, including contamination that was caused in whole or in part by third parties. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of doing so have been included within our budgeted cost estimates, it is possible that such compliance will prove to be more limiting and costly than anticipated.

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

Risks Related to Our Company

     We have substantial indebtedness and debt service requirements which limits our financial and operating flexibility

     As of December 31, 2003, we had indebtedness of $111 million under our senior secured credit facility, $300 million in connection with our 9 1/2% senior unsecured notes due 2009, and $115 million in connection with our 4% convertible subordinated notes due 2012.

         Our substantial indebtedness limits our financial and operating flexibility. For example, it could:

      o make it more difficult to satisfy our obligations with respect to our debt, including our various notes;

      o limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

      o require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing our ability to use these funds for other purposes;

      o limit our ability to adjust rapidly to changing market conditions; and

      o increase our vulnerability to downturns in general economic conditions or in our business.

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

     Our business requires substantial capital investment and maintenance expenditures, which we may be unable to provide

     Our business strategy may require additional substantial capital investment. We require capital for, among other purposes, managing acquired assets, acquiring new equipment, maintaining the condition of our existing equipment, completing future acquisitions and maintaining compliance with environmental laws and regulations. To the extent that cash generated internally and cash available under our credit facilities is not sufficient to fund capital requirements, we may require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be on satisfactory terms. Future debt financing, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion. In addition, future debt financing may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we fail to generate or obtain sufficient additional capital in the future, we could be forced to reduce or delay capital expenditures and acquisitions, sell assets or restructure or refinance our indebtedness.

     Our senior secured credit agreement, the indenture relating to our 9 1/2% senior unsecured notes due 2009 and the indenture relating to our 4% convertible subordinated notes due 2012 contain restrictive covenants that may limit our flexibility

     Restrictions and covenants in our existing debt agreements, including our senior secured credit agreement, the indenture relating to our 9 1/2% senior unsecured notes due 2009, and the indenture relating to our 4% convertible subordinated notes due 2012 and any future financing agreements, may impair our ability to finance future operations or capital needs or to engage in other business activities. Specifically, these agreements will restrict our ability to:

      o incur additional indebtedness;

      o pay dividends or make distributions with respect to our capital stock;

      o repurchase or redeem capital stock;

      o make investments;

      o create liens and enter into sale and leaseback transactions;

      o make capital expenditures;

      o enter into transactions with affiliates or related persons;

      o issue or sell stock of certain subsidiaries;

      o sell or transfer assets; and

      o participate in certain joint ventures, acquisitions or mergers.

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

     If we cannot make scheduled payments on our debt:

      o our debtholders could declare all outstanding principal and interest to be due and payable;

      o the lenders under our senior secured credit agreement could terminate their commitments and commence foreclosure proceedings against our assets; and

      o we could be forced into bankruptcy or liquidation.

      o you could lose all or part of your investment in the notes.

     Despite our substantial indebtedness, we may still incur significantly more debt, which could further increase the risks described above

     The terms of our senior secured credit agreement and the indentures related to our 4% convertible subordinated notes due 2012 and our 9 1/2% senior unsecured notes due 2009 do not prohibit us or our subsidiaries from incurring additional indebtedness in the future. Any additional debt could be senior to the notes and could increase the risks described above.

     Our stock price may be volatile and could decline substantially

     Our stock price may decline substantially as a result of the volatile nature of the stock market and other factors beyond our control. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including:

      o our operating results failing to meet the expectations of securities analysts or investors in any quarter;

      o downward revisions in securities analysts' estimates;

      o material announcements by us or our competitors;

      o public sales of a substantial number of shares of our common stock;

      o governmental regulatory action; or

      o adverse changes in general market conditions or economic trends.

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

     Conversion of our 4% convertible subordinated notes due 2012 will dilute the ownership interests of existing stockholders

     The conversion of some or all of our 4% convertible subordinated notes due 2012 will dilute the ownership interest of existing stockholders. If all notes are converted, an additional 6,762,874 shares of our common stock will be issued, which has the effect of diluting earnings per share. Moreover, any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

     Shares eligible for public sale could adversely affect our stock price

     The future sale of a substantial number of our shares of common stock in the public market, or the perception that such sales could occur, could significantly reduce our stock price. It could also make it more difficult for us to raise funds through equity offerings in the future. As of February 20, 2004, we had 49,007,605 shares of common stock outstanding including 10,007, 565 restricted shares held by some of our stockholders. This does not include the 6,762,874 shares of common stock that are issuable upon conversion of our 4% convertible subordinated notes due 2012. The restricted shares may in the future be sold without registration under the Securities Act of 1933 to the extent permitted by Rule 144 under the Securities Act or any applicable exemption under the Securities Act.

     In addition, we have filed registration statements under the Securities Act to register shares of common stock reserved for issuance under our stock option plans, thus permitting the resale of such shares by non-affiliates upon issuance in the public market without restriction under the Securities Act. As of December 31, 2003, options to purchase 2,338,408 shares were outstanding under these stock option plans.

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

ITEM 2.   PROPERTIES

     Our corporate headquarters are located in our building in Fort Wayne, Indiana at 6714 Pointe Inverness Way, Suite 200. We currently occupy approximately 10,000 square feet of a 50,000 square foot office building we constructed during 2000. The building is in a prime commercial real estate location and we lease the balance of office space to commercial tenants.

     Our Flat Roll Division's plant and administrative offices that serve its Butler mini-mill are located on approximately 840 acres, in Butler, Indiana. During 1999, we purchased approximately 108 acres of additional unimproved farmland contiguous or in close proximity to our Butler mini-mill for future development. The Flat Roll Division's new galvanizing facility in Jeffersonville, Indiana is located within a 210,000 square foot group of buildings situated in the Clark Maritime Center on the Ohio River.

     Iron Dynamics' facility is located on approximately 26 acres, within the footprint of our Butler, mini-mill site. The facility contains approximately 160,000 square feet under roof.

     Our Structural and Rail Division is situated on a 611-acre tract of land in Columbia City, Indiana.

     Our Bar Products Division is situated on a 200-acre tract of land along County Road 225 East, south of Interstate 74 in Pittsboro, Indiana. The mill contains approximately 515,000 square feet under roof.

     New Millennium's operations are conducted in a 242,000 square foot facility on 96 acres of land near our Butler mini-mill.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Our common stock trades on The NASDAQ Stock Market under the symbol STLD. The reported high and low sales prices of our common stock for the two most recent fiscal years are set forth in the following table:


     2003                                           High                 Low
     ----                                           ----                 ---
       First Quarter                             $  13.40             $  9.75
       Second Quarter                               14.57               11.10
       Third Quarter                                16.45               13.33
       Fourth Quarter                               24.13               15.20

     2002                                           High                 Low
     ----                                           ----                 ---
       First Quarter                             $  16.89             $ 11.40
       Second Quarter                               19.30               15.25
       Third Quarter                                18.40               10.61
       Fourth Quarter                               14.69               11.80


     As of February 20, 2004 we had 49,007,605 shares of common stock outstanding and held beneficially by approximately 8,100 stockholders. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,700) is not representative of the number of beneficial holders.

     Effective June 1, 2000, the board of directors authorized the extension and continuation of our 1997 share repurchase program, allowing us to repurchase an additional 5%, or 2.3 million shares, of our outstanding common stock, at a purchase price not to exceed $15 per share. Pursuant to this program the company acquired 3.9 million shares of its common stock at an average price of $12 per share in open market purchases, of which 16,000 shares were purchased during the three years ended December 31, 2003. As of December 31, 2003, approximately 941,000 shares remain available for us to repurchase under the June 2000 repurchase authorization. During March 2002, pursuant to the IDI Settlement described in Note 3 to our consolidated financial statements, we issued 1.5 million shares of our treasury stock at an average cost of $12 per share, to the Iron Dynamics lenders.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth the selected consolidated financial and operating data of Steel Dynamics. The selected consolidated financial and operating data as of and for each of the years in the five-year period ended December 31, 2003 were derived from our audited consolidated financial statements. You should read the following data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

     You should also read the following information in conjunction with the data in the table on the following page:

      o "Operating profit per ton shipped" represents consolidated operating income before start-up costs and minority interest adjustments divided by consolidated net ton shipments.

      o For purposes of calculating our "ratio of earnings to fixed charges", earnings consist of earnings from continuing operations before income taxes and extraordinary items, adjusted for the portion of fixed charges deducted from these earnings, plus amortization of capitalized interest. Fixed charges consist of interest on all indebtedness, including capitalized interest, and amortization of debt issuance costs. For the year ended December 31, 2001, earnings were insufficient to cover fixed charges by $7.3 million.

      o For purposes of reporting our shipments and production, "Steel" operations include our Flat Roll Division, Structural and Rail Division and Bar Products Division and "Other" operations include New Millennium Building Systems, Paragon Steel Trading and Iron Dynamics.

      o "Prime tons" refer to hot bands produced at our Flat Roll Division, which meet or exceed quality standards for surface, shape and metallurgical properties. "Prime ton percentage" refers to the ratio of prime hot band tons shipped for the period to total hot band tons shipped for the period.

      o "Effective capacity utilization" is the Flat Roll Division's ratio of tons produced for the operational period to the operational period's capacity. We used an annual production capacity of 2.2 million tons. During 2002 and 2003, the Flat Roll Division produced 2.4 million tons to meet market demand.


                                                                                 Years ended December 31,
                                                       -----------------------------------------------------------------------
                                                           2003           2002          2001           2000            1999
                                                        -----------    ----------     ---------      ----------     ----------
                                                                (dollars in thousands, except per share and per ton data)
Operating data:
Net sales ...........................................   $   987,248    $   864,493    $   606,984    $   692,623    $   618,821
Cost of goods sold ..................................       827,264        638,860        522,927        533,914        487,629
                                                        -----------    -----------    -----------    -----------    -----------
   Gross profit .....................................       159,984        225,633         84,057        158,709        131,192
Selling, general and administrative expenses ........        63,377         67,266         58,132         53,306         42,441
                                                        -----------    -----------    -----------    -----------    -----------
   Income from operations ...........................        96,607        158,367         25,925        105,403         88,751

Interest expense ....................................        34,493         30,201         18,480         20,199         22,178
Gain from debt extinguishment .......................        13,987              -              -              -              -
Other expense .......................................           664          3,689          2,333            719          1,294
                                                        -----------    -----------    -----------    -----------    -----------
    Income before income taxes ......................        75,437        124,477          5,112         84,485         65,279

Income tax expense ..................................        28,289         46,600          1,968         30,690         25,849
                                                        -----------    -----------    -----------    -----------    -----------
     Net Income .....................................   $    47,148    $    77,877    $     3,144    $    53,795    $    39,430
                                                        ===========    ===========    ===========    ===========    ===========

Basic earnings per share:
Net income ..........................................   $       .99    $      1.65    $       .07    $      1.15    $       .82
                                                        ===========    ===========    ===========    ===========    ===========
Weighted average common shares outstanding ..........        47,829         47,144         45,655         46,822         47,914
                                                        ===========    ===========    ===========    ===========    ===========

Diluted earnings per share:
Net income ..........................................   $       .98    $      1.64    $       .07    $      1.15    $       .82
                                                        ===========    ===========    ===========    ===========    ===========
Weighted average common shares and share equivalents
  outstanding .......................................        48,127         47,463         45,853         46,974         48,153
                                                        ===========    ===========    ===========    ===========    ===========

Other financial data:
Operating profit per net ton shipped ................   $        37    $        74    $        23    $        65    $        58
Start-up costs ......................................         7,862         13,242         19,459         19,852         18,958
Capital expenditures ................................       137,061        142,600         90,714        110,379        126,673
Ratio of earnings to fixed charges ..................          2.54x          3.32x          0.79x          2.78x          2.48x

Other data:
Shipments (net tons)
   Steel operations .................................     2,799,760      2,357,528      1,945,479      1,913,069      1,869,714
   Other operations .................................       206,718        204,153        183,648         52,200          6,692
   Intercompany .....................................      (189,230)      (171,339)      (165,525)       (45,901)        (6,692)
                                                        -----------    -----------    -----------    -----------    -----------
     Consolidated ...................................     2,817,248      2,390,342      1,963,602      1,919,368      1,869,714
                                                        ===========    ===========    ===========    ===========    ===========

Steel operations production (net tons) ..............     2,950,249      2,488,342      2,015,991      2,031,025      1,938,234
Prime ton percentage - hot band .....................          96.3           94.7           95.9           93.9           94.2
Effective capacity utilization - hot band ...........         109.4          107.9           91.6           92.3           88.1
Man-hours per hot band net ton produced .............           .30            .31            .37            .37            .41
Shares outstanding at year end, net of shares held in
  treasury (000s) ...................................        48,645         47,581         45,743         45,505         47,971
Number of employees .................................         1,397            869            676            651            650

Balance sheet data (end of period):
Cash and cash equivalents ...........................   $    65,430    $    24,218    $    78,241    $    10,184    $    16,615
Working capital .....................................       254,631        197,353        194,093        165,915        155,226
Net property, plant and equipment ...................     1,001,116        929,338        852,061        807,322        742,787
Total assets ........................................     1,448,439      1,275,696      1,180,098      1,067,074        991,556
Long-term debt (including current maturities) .......       607,574        555,450        599,924        532,520        505,963
Stockholders' equity ................................       587,233        521,660        418,575        418,784        391,370


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

     Business Discussion

     We are a domestic steel manufacturing company that primarily owns and operates electric arc furnace mini-mills. Our steel operations include a Flat Roll Division, a Structural and Rail Division and a Bar Products Division.

     Our Flat Roll Division is currently our core business and consists of a flat-roll mini-mill located in Butler, Indiana, which we built and have operated since 1996, with an annual estimated production capacity of 2.2 million tons of flat-rolled steel, although we achieved record production of 2.4 million tons during the last two years. Our Flat Roll Division produces a broad range of high-quality hot-rolled, cold-rolled and coated steel products, including a large variety of value-added and high-margin specialty products, such as thinner-gauge rolled products and galvanized products. We sell our flat-rolled products directly to end-users, intermediate steel processors and service centers located primarily in the Midwestern United States. Our flat-rolled products are used in numerous industry sectors, including the automotive, construction and commercial industries. Our largest customer, Heidtman Steel Products, Inc. (Heidtman), purchased $132.8 million of our flat-rolled products, or 13% of our consolidated net sales, during 2003. Sales from our Flat Roll Division accounted for 77% of our consolidated net sales during 2003.

     During 2003, our Flat Roll Division constructed a new coil coating facility at our Butler mini-mill at a cost of approximately $25 million. We commenced coating operations during the later part of the fourth quarter 2003 and produced 6,000 tons. This facility has an annual estimated production capacity of 240,000 tons of coated flat-rolled products. We are currently operating at approximately 57% of capacity. As another addition to our Flat Roll Division, on March 14, 2003, we purchased the galvanizing assets of GalvPro II, LLC for $17.5 million, plus a potential of an additional $1.5 million, based on an earn-out formula. This steel coating facility is located in Jeffersonville, Indiana, and has an estimated annual production capacity of between 300,000 and 350,000 tons of light-gauge, hot-dipped, cold-rolled galvanized steel. We restarted operations at Jeffersonville mid-year and are currently operating at approximately 87% of our average capacity expectations. We supply the Jeffersonville facility with steel coils from our Flat Roll Division. These additions to our Flat Roll Division should enable us to further increase our mix of higher-margin, value-added steel product sales.

     We began construction of our Structural and Rail Division located in Columbia City, Indiana, in May 2001, and commenced commercial structural steel operations during the third quarter of 2002. Our structural and rail mini-mill is designed to have an annual production capacity of up to 1.3 million tons of structural steel beams, pilings, and other steel components, as well as standard and premium-grade rails. We are currently producing at approximately 68% of capacity and structural steel product sales accounted for 15% of our consolidated net sales during 2003. We expect to ship standard rail products during the first half of 2004. The initial rail shipments will be used in a testing capacity to be monitored by individual railroad companies for evaluation purposes. This evaluation process may take up to nine months for completion. The company generally sells its structural products directly to end-users and steel service centers to be used primarily in the construction, transportation and industrial machinery markets.

      On September 9, 2002, we purchased the special bar quality mini-mill assets of Qualitech Steel SBQ, LLC, located in Pittsboro, Indiana for $45 million. We plan to invest between $75 and $80 million of additional capital to convert the facility to the production of merchant bars and shapes and reinforcing bar products, while retaining the ability to produce special bar quality (SBQ) steel. As of December 31, 2003, we had invested $50.7 million, including capitalized interest. The facility's anticipated annual production capacity is between 500,000 and 600,000 tons. On December 29, 2003, the Bar Products Division began commissioning and successfully produced certain SBQ and merchant bar quality (MBQ) rounds. We expect to increase our SBQ and MBQ product offerings throughout the first half of 2004 and anticipate the addition of angles, flats and channels during the third quarter. Our Bar Products Division plans to market the bar products directly to end-users and to service centers for the construction, transportation and industrial machinery markets.

     Metallic raw materials used in our electric arc furnaces represent our single-most significant manufacturing cost and historically, has generally accounted for between 45% and 50% of our consolidated cost of goods sold. However, due to increasing metallic raw material costs, we believe it is likely that this percentage will be higher during 2004. The metallic raw material mix utilized in our electric arc furnaces is composed of approximately 85% steel scrap and 15% alternative iron units. From the second quarter of 2000 throughout 2001, we experienced a steady decline in metallic raw material pricing, reaching historically low levels in the fourth quarter of 2001; however, during 2002 and through current markets, we have experienced a steady pricing increase. Metallic raw material costs are now at historical highs. We believe this increase is partly due to a weakened U.S. dollar, less than normal production of domestic scrap and increased demand for these metals from foreign steel manufacturers. We believe the volatility of the metallic market necessitates the generation of a cost effective alternative iron source.

     Since 1997, in an effort to reduce our exposure to the volatile metals markets, we have tried to develop and commercialize a pioneering process for the production of a virgin form of iron which might serve as a lower-cost substitute for the alternative iron units utilized in our electric arc furnaces for melting into new steel. Our process involves the production and conversion of direct-reduced iron into liquid pig iron at our ironmaking facility, Iron Dynamics. Since we began initial operations at Iron Dynamics in 1999, the facility has produced and sold a minimal amount of liquid pig iron to our Flat Roll Division. During 1999 and 2000, we encountered a number of difficulties associated with major pieces of equipment and operating processes, causing us to shut down the facility for redesign, re-engineering and retrofitting. In July 2001, we indefinitely suspended operations due to (a) higher-than-expected start-up and process refinement costs, (b) lower-than-expected production quantities, (c) exceptionally high energy costs, and (d) then historically low steel scrap pricing. These factors made the cost of producing and using Iron Dynamics' scrap substitute at our Flat Roll Division higher than our cost of purchasing and using steel scrap or pig iron. During the next year, we continued to evaluate our systems and processes. During the fourth quarter of 2002, Iron Dynamics successfully completed certain operating trials utilizing a modified production process. This process may significantly reduce the eventual per-unit cost of liquid pig iron production. Throughout 2003, we invested $13.3 million for capital expenditures required to implement this modified production process and Iron Dynamics restarted operations mid-November, producing approximately 15,100 tonnes of hot briquetted iron during December. Since restart, the Flat Roll Division has successfully used these iron briquettes as a part of its metallic raw material inputs. We intend to restart the Iron Dynamics' submerged arc furnace during the first quarter of 2004, or early in the second quarter. This final stage of the IDI production process involves the liquefaction of the solid iron briquettes to produce liquid pig iron.

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


     Interest Expense. Interest expense consists of interest associated with our senior credit facilities and other debt agreements as described in the notes to our financial statements contained elsewhere in this filing, net of required capitalized interest costs that are related to construction expenditures during the construction period of capital projects.

     Other (Income) Expense. Other income consists of interest income earned on our cash balances and any other non-operating income activity, including insurance proceeds from litigation efforts. Other expense consists of any non-operating costs, including other-than-temporary impairments of reported investments and settlement costs from litigation efforts.

     Operating Results 2003 vs. 2002

     Net income was $47.1 million or $.98 per diluted shared during 2003, compared with $77.9 million or $1.64 per diluted share during 2002. This decrease in our net income during 2003 was due to dramatically increased costs of our metallic raw materials: steel scrap and scrap substitute.

     Net Sales. During 2003, our consolidated net sales increased $122.8 million, or 14%, to $987.2 million and our consolidated shipments increased 427,000 tons, or 18%, to 2.8 million tons, compared with 2002. These increases were due primarily to 2003 being the first full year of operations for our Structural and Rail Division. We had structural sales to external customers of $145.5 million and shipments of 462,000 tons during 2003, a $128.0 million increase in sales and 401,000 ton increase in shipments from 2002. Structural products accounted for 16% of our consolidated shipments during 2003, compared to 3% during 2002.

     Our average consolidated selling price decreased $12 per ton to $350 per ton during 2003. Our Flat Roll Division accounted for 77% of our consolidated net sales during 2003, and its pricing decreased approximately $11 per ton compared to 2002. Domestic flat-rolled steel product pricing decreased during the first half of 2003, compared to the last half of 2002, due in part to the weakened economy and added domestic flat-rolled production capacity. With signs of a strengthening US economy during the second half of 2003 through the date of this filing, we began to experience increased demand and product pricing for most of our steel product offerings. Our divisions currently have full order books and we anticipate strong sales during at least the first half of 2004.

     Cost of goods sold. Cost of goods sold increased $188.4 million, or 29%, during 2003 to $827.3 million compared with 2002. As a percentage of net sales, cost of goods sold represented approximately 84% and 74% during the years 2003 and 2002, respectively. We experienced a narrowing of our gross margin throughout 2003 as our average sales price per ton increased more slowly than our average metallic raw material cost per ton, which is the most significant single component of our cost of goods sold. Metallic raw materials represented 53% and 48% of our cost of goods sold during 2003 and 2002, respectively. We experienced a steady increase in metallic costs from the first quarter of 2002 through the end of 2003 and we anticipated further increases during the first half of 2004. Our metallic raw material cost increased $29 per net ton charged during 2003, while our average consolidated sales price decreased $12 per ton. Beginning in 2004, we announced our intention to pass some of these increased costs associated with rising metallic prices through to our customers in the form of a scrap surcharge tied to an indexed scrap number. We believe that this scrap surcharge, in conjunction with a general increase in our base product pricing and stronger demand, will result in an increase in our gross margin during the first quarter of 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $63.4 million, or 6% of net sales during 2003, as compared to $67.3 million, or 8% of net sales during 2002. A portion of these expenses in both years was attributable to performance-related employee incentive programs and facility start-up costs. Costs associated with our performance-related employee profit-sharing plan decreased $3.3 million during 2003 as compared to 2002, which was a record year for pre-tax income. During 2003, costs associated with start-up activities at our Bar Products Division, principally, were $7.9 million compared to start-up costs during 2002 of $13.2 million, which related most significantly to our Structural and Rail Division.

     Interest Expense. Interest expense was $34.5 million during 2003, as compared to $30.2 million during 2002, an increase of $4.3 million, or 14%. This increase in our net interest expense during 2003 was due to a decrease of $3.6 million in interest required to be capitalized in connection with our construction projects. Our gross interest expense remained relatively flat at $42.3 million during 2003.

     Gain From Debt Extinguishment. In January 2002, we entered into an agreement with the Iron Dynamics' lenders to extinguish the debt under the IDI senior secured credit agreement at the end of March 2002. There was a provision within the agreement that if Iron Dynamics resumed operations by January 27, 2007, and generated positive cash flow (as defined in the settlement agreement), we would be required to make contingent future payments in an aggregate amount not to exceed $22.0 million. During December 2003, by agreement with the Iron Dynamics' lenders, we paid $8.0 million in cash to the IDI lenders, terminating all of our obligations to make any additional future payments under the settlement agreement. Our 2003 financial statements reflect an ordinary non-cash gain of $14.0 million from the extinguishment of the $22.0 million contingent liability.


     Other (Income) Expense. Other expense was $664,000 during 2003, as compared to $3.7 million during 2002. During 2002, we recorded settlement costs of $4.5 million, net of insurance proceeds, in association with the NSM-related lawsuits.

     Income Taxes. During 2003, our income tax provision was $28.3 million, as compared to $46.6 million during 2002. Our effective tax rate was 37.5% and 37.4% for 2003, and 2002, respectively. During 2003, we realized a $1.9 million valuation allowance that was created in 2001 for foreign tax credit carryforwards.

     Operating Results 2002 vs. 2001

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $67.3 million during 2002, as compared to $58.1 million during 2001, an increase of $9.1 million, or 16%. A portion of these expenses in both years was attributable to performance-related employee incentive programs, facility start-up costs, and litigation costs associated with the Nakornthai Strip Mill Public Company Ltd., or NSM, litigation efforts. Costs associated with our performance-related employee profit-sharing plan increased approximately $7.2 million during our record earnings year of 2002, as compared to 2001. During the first six months of 2002, costs associated with start-up activities at our Structural and Rail Division were $13.2 million compared to start-up costs during 2001 of $19.5 million, of which $8.4 million related to the Structural and Rail Division and $11.0 million related to Iron Dynamics. Litigation costs associated with the NSM litigation efforts were $262,000 and $8.9 million during 2002 and 2001, respectively. As a percentage of net sales, selling, general and administrative expenses represented approximately 8% and 10% during 2002 and 2001, respectively.


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

     Income Taxes. During 2002, our income tax provision was $46.6 million, as compared to $2.0 million during 2001. Our effective tax rate was 37.4% and 38.5% for 2002 and 2001, respectively. During 2001, we recorded a $1.9 million deferred tax asset valuation allowance related to foreign tax credits that may not be fully realized. This allowance was still outstanding at December 31, 2002.

     Extraordinary Items. During 2002, we recorded an extraordinary loss of $3.5 million, less a related tax benefit of $2.1 million, related to the write-off of deferred financing costs due to our March and December refinancing activities. In accordance with guidance included in FASB 145, this loss is no longer classified as an extraordinary item in our 2002 statement of income at December 31, 2003. The loss is now included at the gross amount in selling, general and administrative expenses.

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

     We believe the principal indicators of our liquidity are our cash position, excess working capital and availability of cash under our capital structure. As of December 31, 2003, our cash and equivalents totaled $65.4 million compared with $24.2 million at December 31, 2002. The increase of $41.2 million in cash was primarily due to financing activities undertaken in the fourth quarter of 2003. We received net proceeds of approximately $108.8 million from the issuance of an additional $100.0 million of our 9 1/2% senior unsecured notes due March 2009. We used $58.8 million of the net proceeds to prefund certain capital expenditures expected to occur during the first half of 2004 and we used $50.0 million to prepay a portion of our senior secured term B loan credit facility.

     Working Capital. During 2003, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $3.2 million to $173.2 million, as compared to December 31, 2002. Trade receivables increased $7.5 million during 2003 to $126.0 million, of which $124.7 million, or 99%, were less than 60 days over due. Our largest customer is an affiliated company, Heidtman Steel, which represented 20% of our outstanding trade receivables at December 31, 2003. During 2003, our inventories increased $31.3 million to $184.5 million, primarily due to the $26.3 million increase in our finished goods inventories from the ramp-up of our Structural and Rail Division. We anticipate our trade receivables and inventories to further increase throughout 2004, as our Structural and Rail and Bar Products Divisions continue to ramp-up their operations. Our trade payables increased $33.1 million during 2003, due to our new operations and due to the increased costs of metallic raw materials. At December 31, 2003, we owed our primary metallic raw material supplier $17.8 million more when compared to December 31, 2002.

     Capital Expenditures: During 2003, we invested $137.3 million in property, plant and equipment related to our new divisions and improvement projects in our existing facilities. We invested $50.7 million, including capitalized interest, in our Bar Products Division, $22.6 million in the completion of our Structural and Rail Division, and $24.8 million for the addition of a paint line at our Flat Roll Division. We also purchased a satellite galvanizing facility in March 2003, for approximately $19.0 million, which includes a potential $1.5 million earn-out payment and we increased our ownership of New Millennium from 46.6% to 100% for approximately $8.3 million. We believe these capital investments will increase our net sales and related cash flows as each project develops as previously discussed in our Business Discussion.

     Capital Resources. As of December 31, 2003, $75.0 million under our senior secured revolving credit facility remained undrawn and available. Our ability to draw down the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in our senior secured credit agreement. We were in compliance with these covenants at December 31, 2003, and expect to be in compliance during 2004. Our senior secured credit agreement is secured by liens and mortgages on substantially all of our personal and real property assets, by liens and mortgages on substantially all of the personal and real property assets of our wholly-owned subsidiaries, excluding New Millennium Building Systems, and by pledges of all shares of capital stock and inter-company debt held by us and each wholly-owned subsidiary. In addition, our wholly-owned subsidiaries, excluding New Millennium Building Systems, have guaranteed our obligations under the senior secured credit agreement. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on our property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. We are also required to prepay any amounts that we borrowed with the proceeds we receive from a number of specified events or transactions.

     In January 2002, we entered into an agreement with the Iron Dynamics' lenders to extinguish the debt under the IDI senior secured credit agreement at the end of March 2002. We complied with each of the settlement requirements, thus constituting full and final settlement of all of Iron Dynamics' obligations and the Steel Dynamics' guarantees under the Iron Dynamics credit agreement. In meeting the requirements of the settlement agreement, we paid $15.0 million in cash and issued an aggregate of $22.0 million, or 1.5 million shares, of our common stock during March 2002. In addition, there was a provision within the agreement that if Iron Dynamics resumed operations by January 27, 2007, and generated positive cash flow (as defined in the settlement agreement), we would be required to make contingent future payments in an aggregate amount not to exceed $22.0 million. At December 31, 2002, the contingent future payments were reflected as an other long-term contingent liability within our financial statements. During December 2003, by agreement with the Iron Dynamics' lenders, we paid $8.0 million in cash to the Iron Dynamics' lenders, terminating all of our obligations to make any additional future payments under the settlement agreement. Our 2003 financial statements reflect a non-cash gain of $14.0 million from the extinguishment of the $22.0 million contingent liability.

     During 2003, we received benefits from state and local governments in the form of real estate and personal property tax abatements of approximately $5.4 million. Based on our current abatements and utilizing our existing long-lived asset structure, we estimate the remaining annual effect on future operations to be approximately $5.6 million, $4.2 million, $2.9 million, $2.1 million, $1.3 million, $798,000, $433,000, $285,000 and $200,000, during the years 2004 through 2012, respectively.

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

Certain of our contractual obligations will require futures cash payments as follows:


                                             Total       2004       2005-2006      2007-2008     2009-After
                                             -----       ----       ---------      ---------     ----------
  Long-term debt (Note 3)..............  $  598,740   $   15,988   $   44,752     $   98,823     $  439,177
  Commodity contracts (Note 7).........      32,503       23,177        9,326              -              -
  Construction commitments (Note 7)....      38,722       38,722            -              -              -


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

     Recent Accounting Pronouncements

     In April 2002, the Financial Accounting and Standards Board (FASB) issued Statement No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinded FAS 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, net of the related income tax effect, within the statement of income. We adopted FAS 145 in January 2003 as required. Upon adoption, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that did not meet the criteria in APB 30 for classification as an extraordinary item, was reclassified as income or loss from continuing operations. The loss on extinguishment of debt we recorded in 2002 of $3.5 million, net of related tax of $2.1 million, is no longer classified as an extraordinary item in our statement of income. The loss is now included at the gross amount in selling, general and administrative expenses.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues certain guarantees, to recognize an initial liability for the fair value of the obligations assumed under the guarantee. FIN 45 also provides guidance concerning existing disclosure requirements related to guarantees and warranties. We adopted FIN 45 as of December 31, 2002, as required and the adoption did not have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (revised December
2003) (FIN 46R), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46R provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements and provides guidance related to a company's initial and subsequent measurement of newly consolidated VIEs. In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either has: an insufficient amount of equity to carry out is principal activities without additional subordinated financial support; a group of equity owners that are unable to make significant decisions about its activities; or, a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

     FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns, or both. FIN 46R must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46R must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no impact to our financial statements from the application of this Interpretation at December 31, 2003. At this time we do not believe the adoption of FIN 46R will have a material impact on our consolidated financial statements.

     In April 2003, the FASB issued FAS No. 149 (FAS 149), "Accounting for Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS
133. The amendments set forth in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. FAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain outlined exceptions. We adopted this with no initial impact to our financial statements.

     In May 2003, the FASB issued FAS No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring these instruments be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted FAS 150 with no initial impact to our financial statements.

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

     Revenue Recognition and Allowance for Doubtful Accounts. We recognize revenues from sales and the allowance for estimated costs associated with returns from these sales when the title of the product transfers upon shipment. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. Our steel joist and steel decking operation, New Millennium Building Systems, recognizes revenues from construction contracts on a percentage of completion method based on steel consumed to date as a percentage of the estimated total steel required for each contract. New Millennium accounted for 5% of our 2003 net sales.

     We are exposed to credit risk in the event of nonpayment by our customers, which are principally within the intermediate steel processor, service center, automotive and construction industries. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based on known credit risks, historical loss experience and current economic conditions affecting our customers. We mitigate our exposure to credit risk by performing ongoing credit evaluations and taking further action when necessary, such as requiring letters of credit or other security interests to support the receivable from our customer. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowance may be required.

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

     During 2003, events and circumstances indicated that $125 million of assets related to Iron Dynamics might be impaired. However, our estimate of undiscounted cash flows was approximately $54 million in excess of such carrying amounts and, therefore, no charge has been recorded at December 31, 2003. We made various assumptions in estimating the undiscounted cash flows, including, among other things, a weighted average of the most likely achieved production levels, significant cost components, required capital expenditures and the ramp-up of commercial production. Nonetheless, it is reasonably possible that our estimate of undiscounted cash flows may change in the near term due to, among other things, technological changes, economic conditions, and changes in the business model or changes in operating performance, resulting in the need to write-down those assets to fair value.

     Deferred Tax Assets and Liabilities. We are required to estimate our income taxes as a part of the process of preparing our consolidated financial statements. This requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2003, we had available net operating loss carryforwards of approximately $30 million and capital loss carryforwards of approximately $5 million, which expire beginning 2021 and 2005, respectively. During 2003, we were unable to utilize a $3 million foreign tax credit carryforward, which we had created a valuation allowance of $2 million for in 2001. Therefore, the valuation allowance was realized in 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk

     In the normal course of business we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2003 (in millions):


                                                                            Interest rate risk
                                                       -------------------------------------------------------------
                                                              Fixed rate                         Variable rate
                                                       --------------------------         --------------------------
                                                                          Average                            Average
                                                       Principal           rate           Principal           rate
                                                       ---------          -------         ---------          -------
Expected maturity date:
    2004.........................................      $     9.8            6.3%          $     6.1            4.4%
    2005.........................................            8.9            5.7                21.4            4.9
    2006.........................................            2.2            7.8                12.4            4.1
    2007.........................................            2.3            7.8                94.0            4.1
    2008.........................................            2.4            7.9                   -              -
    Thereafter...................................          239.2            6.7               200.0            7.0
                                                       ---------                          ---------
Total............................................      $   264.8            6.7           $   333.9            5.9
                                                       =========                          =========

Fair value.......................................      $   264.8                          $   333.9
                                                       =========                          =========

     Commodity Risk

     In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand. During 2003, approximately 10% of our net sales were under fixed-price contracts with greater than twelve month commitments.

     Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain of these commitments contain provisions which require us to "take or pay" for specified quantities without regard to actual usage for periods of up to 3 years. During the years ending December 31, 2004, 2005 and 2006, we have commitments for natural gas and its transportation with "take or pay" or other similar commitment provisions for approximately $23.2 million, $8.8 million and $492,000, respectively. We fully utilized all such "take or pay" requirements during the past three years and purchased $16.9 million, $14.0 million and $12.7 million, during the years ended December 31, 2003, 2002 and 2001, respectively, under these contracts. We believe that our production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

     We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2007. The contract designates 152 hours as "interruptible service" during 2004, and these interruptible hours further decrease annually through expiration of the agreement. The contract also establishes an agreed fixed rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditors' Report.............................................   46

Consolidated Balance Sheets as of December 31, 2003 and 2002.............   47

Consolidated Statements of Income for each of the
   three years in the period ended December 31, 2003.....................   48

Consolidated Statements of Stockholders' Equity
   for each of the three years in the period ended December 31, 2003.....   49

Consolidated Statements of Cash Flows for each of the
   three years in the period ended December 31, 2003.....................   50

Notes to Consolidated Financial Statements...............................   51

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Steel Dynamics, Inc.


We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                                   /S/ Ernst & Young LLP
Fort Wayne, Indiana
January 23, 2004

                              STEEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                                        December 31,
                                                                                               ----------------------------
                                                                                                   2003             2002
                                                                                               -----------      -----------
                                      ASSETS

Current assets:
     Cash and short-term investments................................................           $    65,430      $    24,218
     Accounts receivable, net of allowance for doubtful accounts of $3,678
         and $2,701 as of December 31, 2003 and 2002, respectively..................               100,933           83,779
     Accounts receivable-related parties............................................                25,090           34,700
     Inventories....................................................................               184,496          153,204
     Deferred income taxes..........................................................                23,217            6,680
     Other current assets...........................................................                 8,769            8,322
                                                                                               -----------      -----------
              Total current assets..................................................               407,935          310,903

Property, plant and equipment, net..................................................             1,001,116          929,338

Restricted cash.....................................................................                 2,636            2,616

Other assets........................................................................                36,752           32,839
                                                                                               -----------      -----------
              Total assets..........................................................           $ 1,448,439      $ 1,275,696
                                                                                               ===========      ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...............................................................           $    42,698      $    27,390
     Accounts payable-related parties...............................................                36,628           18,827
     Accrued interest...............................................................                11,312           10,665
     Other accrued expenses.........................................................                46,678           44,755
     Current maturities of long-term debt...........................................                15,988           11,913
                                                                                               -----------      -----------
              Total current liabilities.............................................               153,304          113,550

Long-term debt, including unamortized bond premium of $8,834 as of December
31, 2003............................................................................               591,586          543,537

Deferred income taxes...............................................................               115,703           70,330

Minority interest...................................................................                   613            4,632

Other long-term contingent liabilities..............................................                     -           21,987

Commitments and contingencies

Stockholders' equity:
     Common stock voting, $.01 par value; 100,000,000 shares authorized;
         51,011,839 and 49,966,590 shares issued; 48,645,246 and 47,580,676
         shares outstanding as of December 31, 2003 and 2002, respectively..........                   509              499
     Treasury stock, at cost; 2,366,593 and 2,385,914 shares as of December 31, 2003
         and 2002, respectively.....................................................               (28,670)         (28,889)
     Additional paid-in capital.....................................................               362,328          347,050
     Retained earnings..............................................................               257,254          210,106
     Other accumulated comprehensive loss...........................................                (4,188)          (7,106)
                                                                                               -----------      -----------
              Total stockholders' equity............................................               587,233          521,660
                                                                                               -----------      -----------
              Total liabilities and stockholders' equity............................           $ 1,448,439      $ 1,275,696
                                                                                               ===========      ===========



                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)


                                                                                        Years ended December 31,
                                                                             ---------------------------------------------
                                                                                 2003             2002              2001
                                                                             ----------        ---------        ----------
Net sales:
   Unrelated parties...................................................      $  854,403        $ 718,937        $  495,079
   Related parties.....................................................         132,845          145,556           111,905
                                                                             ----------        ---------        ----------
         Total net sales...............................................         987,248          864,493           606,984
Cost of goods sold.....................................................         827,264          638,860           522,927
                                                                             ----------        ---------        ----------
         Gross profit..................................................         159,984          225,633            84,057
Selling, general and administrative expenses...........................          63,377           67,266            58,132
                                                                             ----------        ---------        ----------
         Operating income..............................................          96,607          158,367            25,925
Interest expense.......................................................          34,493           30,201            18,480
Gain from debt extinguishment..........................................          13,987                -                 -
Other expense .........................................................             664            3,689             2,333
                                                                             ----------        ---------        ----------
         Income before income taxes....................................          75,437          124,477             5,112
Income taxes  .........................................................          28,289           46,600             1,968
                                                                             ----------        ---------        ----------
         Net income....................................................      $   47,148        $  77,877        $    3,144
                                                                             ==========        =========        ==========

Basic earnings per share:
     Net income........................................................      $      .99        $    1.65        $      .07
                                                                             ==========        =========        ==========
     Weighted average common shares outstanding........................          47,829           47,144            45,655
                                                                             ==========        =========        ==========

Diluted earnings per share:
     Net income........................................................      $      .98        $    1.64        $      .07
                                                                             ==========        =========        ==========
     Weighted average common shares and share equivalents outstanding..          48,127           47,463            45,853
                                                                             ==========        =========        ==========



                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                                   Other
                                                                        Additional              accumulated
                                                               Common     paid-in    Retained   comprehensive Treasury
                                                     Shares     stock     capital    earnings       loss        stock       Total
                                                  ---------   ---------  ---------  ---------  -------------  ---------   ---------
Balances at January 1, 2001 ....................     45,505   $     493  $ 335,732  $ 129,085  $       -      $ (46,526)  $ 418,784

Issuance of common stock (net of expenses)
   and proceeds from exercise of stock
   options, including related tax effect .......        238           2      2,001          -          -              -       2,003

Comprehensive income (loss):
  Net income ...................................          -           -          -      3,144          -              -       3,144
  Comprehensive loss:
    Cumulative effect of an accounting change,
     net of tax benefit of $1,545 ..............          -           -          -          -     (2,468)             -      (2,468)
    Unrealized loss on derivative instruments,
     net of tax benefit of $1,811 ..............          -           -          -          -     (2,888)             -      (2,888)
                                                                                                                          ---------
         Total comprehensive loss ..............                                                                             (2,212)
                                                  ---------   ---------  ---------  ---------  ---------      ---------   ---------

Balances at December 31, 2001 ..................     45,743         495    337,733    132,229     (5,356)       (46,526)    418,575

Issuance of common stock (net of expenses)
   and proceeds from exercise of stock
   options, including related tax effect .......        381           4      4,997          -          -              -       5,001
Issuance of treasury stock .....................      1,460           -      4,320          -          -         17,680      22,000
Purchase of treasury stock .....................         (3)          -          -          -          -            (43)        (43)

Comprehensive income (loss):
  Net income ...................................          -           -          -     77,877          -              -      77,877
  Comprehensive loss:
    Unrealized loss on derivative instruments,
     net of tax benefit of $575 ................          -           -          -          -     (1,165)             -      (1,165)
    Unrealized loss on available-for-sale
     securities, net of tax benefit of $347 ....          -           -          -          -       (585)             -        (585)
                                                                                                                          ---------
         Total comprehensive income ............                                                                             76,127
                                                  ---------   ---------  ---------  ---------  ---------      ---------   ---------

Balances at December 31, 2002 ..................     47,581         499    347,050    210,106     (7,106)       (28,889)    521,660

Issuance of common stock (net of expenses)
   and proceeds from exercise of stock
   options, including related tax effect .......      1,044          10     15,066          -          -              -      15,076
Issuance of treasury stock .....................         33           -        212          -          -            395         607
Purchase of treasury stock .....................        (13)          -          -          -          -           (176)       (176)

Comprehensive income:
  Net income ...................................          -           -          -     47,148          -              -      47,148
  Comprehensive loss:
    Unrealized gain on derivative instruments,
     net of tax effect of $1,290 ...............          -           -          -          -      2,274              -       2,274
    Unrealized gain on available-for-sale
     securities, net of tax effect of $383 .....          -           -          -          -        644              -         644
                                                                                                                          ---------
         Total comprehensive income ............                                                                             50,066
                                                  ---------   ---------  ---------  ---------  ---------      ---------   ---------
Balances at December 31, 2003 ..................     48,645   $     509  $ 362,328  $ 257,254  $  (4,188)     $ (28,670)  $ 587,233
                                                  =========   =========  =========  =========  =========      =========   =========


                 See notes to consolidated financial statements.

                              STEEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                        Years ended December 31,
                                                                                    -----------------------------------
                                                                                       2003         2002        2001
                                                                                    ---------    ---------    ---------
Operating activities:
     Net income .................................................................   $  47,148    $  77,877    $   3,144

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ..........................................      69,110       59,443       46,794
         Deferred income taxes ..................................................      28,836       25,485       (1,008)
         Gain from debt extinguishment ..........................................     (13,987)           -            -
         Loss on disposal of property, plant and equipment ......................         240          113           42
         Minority interest ......................................................      (1,068)        (137)         680
         Changes in certain assets and liabilities:
              Accounts receivable ...............................................      (7,544)     (36,600)      21,107
              Inventories .......................................................     (31,292)     (34,836)     (11,623)
              Other assets ......................................................      (2,636)      (4,110)       1,169
              Accounts payable ..................................................      33,109        4,887       13,341
              Accrued expenses ..................................................       5,690       22,900       (6,273)
                                                                                    ---------    ---------    ---------
                  Net cash provided by operating activities .....................     127,606      115,022       67,373
                                                                                    ---------    ---------    ---------
Investing activities:
     Purchases of property, plant and equipment .................................    (137,269)    (142,600)     (90,714)
     Proceeds from sale of property, plant and equipment ........................         208            1            4
     Proceeds from government grants ............................................           8        8,813            -
     Other investing activities .................................................      (8,291)           -            -
                                                                                    ---------    ---------    ---------
Net cash used in investing activities ...........................................    (145,344)    (133,786)     (90,710)
                                                                                    ---------    ---------    ---------
Financing activities:
     Issuance of long-term debt .................................................     191,820      598,991      201,362
     Repayments of long-term debt ...............................................    (144,009)    (621,465)    (111,971)
     Treasury stock issuance (purchase), net ....................................         219          (43)           -
     Issuance of common stock (net of expenses) and proceeds
       from exercise of stock options, including related tax effect .............      15,288        5,001        2,003
     Debt issuance costs ........................................................      (4,368)     (17,743)           -
                                                                                    ---------    ---------    ---------
                  Net cash provided by (used in) financing activities ...........      58,950      (35,259)      91,394
                                                                                    ---------    ---------    ---------
Increase (decrease) in cash and equivalents .....................................      41,212      (54,023)      68,057
Cash and equivalents at beginning of year .......................................      24,218       78,241       10,184
                                                                                    ---------    ---------    ---------
Cash and equivalents at end of year .............................................   $  65,430    $  24,218    $  78,241
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

Steel Operations. Steel operations include the Flat Roll Division, the Structural and Rail Division and the Bar Products Division. The Flat Roll Division is currently the company's core business, accounting for 76.8% of the company's net sales during 2003. The Flat Roll Division operates a technologically advanced flat-roll steel mini-mill located in Butler, Indiana, with an annual production capacity of 2.2 million tons of flat-rolled carbon steel products, including hot-rolled, cold-rolled and coated steel products. During 2002 and 2003, the facility produced 2.4 million tons, or approximately 200,000 tons in excess of its previously estimated annual capacity to meet market demand. The company sells these products directly to end-users, intermediate steel processors and service centers located primarily in the Midwestern United States. These products are used in numerous industry sectors, including automotive, construction and commercial industries.

The company began construction of its Structural and Rail Division located in Columbia City, Indiana, in May 2001, and commenced commercial structural steel operations during the third quarter of 2002. The mini-mill is designed to have an annual production capacity of up to 1.3 million tons of structural steel beams, pilings, and other steel components, as well as standard and premium-grade rails. The company expects to ship standard rail products during the first half of 2004. The initial rail shipments will be used in a testing capacity to be monitored by individual railroad companies for evaluation purposes. This evaluation process may take up to nine months for completion. The company generally sells its structural products directly to end-users and steel service centers to be used primarily in the construction, transportation and industrial machinery markets.

On September 9, 2002, the company purchased the special bar quality mini-mill assets of Qualitech Steel SBQ, LLC, located in Pittsboro, Indiana for $45 million. The company is investing between $75 and $80 million of additional capital to convert the facility to the production of merchant bars and shapes and reinforcing bar products, while retaining the ability to produce special bar quality (SBQ) steel. As of December 31, 2003, the company had invested $50.7 million, including capitalized interest. The facility's anticipated annual production capacity is between 500,000 and 600,000 tons. On December 29, 2003, the company's Bar Products Division began commissioning and successfully produced certain SBQ and merchant bar quality (MBQ) rounds. The company expects to increase its SBQ and MBQ product offerings throughout the first half of 2004 and anticipates the addition of angles, flats and channels during the third quarter. The Bar Products Division plans to market the bar products directly to end-users and to service centers for the construction, transportation and industrial machinery markets.

Steel Scrap Substitute and Other Operations. The company's wholly owned subsidiary, Iron Dynamics, Inc. (IDI), located in Butler, Indiana, involves the pioneering of a process to produce direct reduced iron, to compact that material to form hot-briquetted iron (HBI), and to then convert the HBI into liquid pig iron. HBI and liquid pig iron are high quality steel scrap substitutes that can be used in the Flat Roll Division's electric arc furnaces. During 1999, IDI commenced initial start-up and produced and sold a minimal amount of liquid pig iron to the company's Flat Roll Division. However, it was determined that IDI would require certain design and equipment modifications to attain its fully intended operating functionality. These modifications occurred during the second half of 2000 with completion and restart occurring in the first quarter of 2001. While IDI believed that many of the design and equipment deficiencies were corrected with these modifications, the company halted operations at IDI during July 2001 with no specific date set for resumption of actual production, as a result of higher-than-expected start-up and process refinement costs, lower-than-expected production quantities, exceptionally high energy costs and then historically low steel scrap pricing. From the time operations were halted in 2001 until the fourth quarter of 2002, the costs incurred at IDI were composed of those expenses required to maintain the facility and further evaluate the project and its related benefits. During the fourth quarter of 2002, IDI successfully completed certain operating trials utilizing a modified production process. This process may significantly reduce the eventual per-unit cost of liquid pig iron production. Throughout 2003, the company invested $13.3 million for capital expenditures required to implement this modified production process and Iron Dynamics restarted operations mid-November, producing approximately 15,100 tonnes of HBI during December. Since restart, the Flat Roll Division has successfully used these iron briquettes as a part of its metallic raw material inputs. IDI plans to restart the submerged arc furnace and the smelting part of the IDI process, during the first quarter of 2004, or early in the second quarter. This final stage of the IDI production process involves the liquefaction of the solid iron briquettes to produce liquid pig iron.

The company also has two consolidated subsidiary operations: New Millennium Building Systems (NMBS), which receives revenue from the fabrication of trusses, girders, steel joists and steel decking for the non-residential construction industry and a 50%-owned facility that receives revenue from the further processing, or slitting, and sale of certain secondary and excess prime steel products. During March 2003, the company increased its ownership interest in NMBS from 46.6% to 100% for a cost of approximately $8.3 million.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of SDI, together with its subsidiaries, after elimination of significant intercompany accounts and transactions. Minority interest represents the minority shareholders' proportionate share in the equity or income of the company's consolidated subsidiaries.

Use of Estimates. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; valuation allowances for trade receivables, inventories and deferred income tax assets; potential environmental liabilities, litigation claims and settlements. Actual results could differ from the estimates and assumptions used.

Revenue Recognition. The company recognizes revenues from sales and the allowance for estimated costs associated with returns from these sales when the title of the product transfers. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. The company's steel joist and steel decking operation, NMBS, recognizes revenues from construction contracts on a percentage of completion method based on steel tons used on completed units to date as a percentage of estimated total steel tons required by each contract. NMBS accounted for 5.1% of the company's consolidated net sales during 2003.

Freight Costs. The company reflects freight costs associated with shipping its products to customers as a component of cost of goods sold.

Cash and Equivalents. Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is held by trustees in debt service funds for the repayment of principal and interest related to the company's municipal bonds.

Marketable Securities. In accordance with Financial Accounting Standards Board
(FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the company has classified its marketable securities as `available for sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in other accumulated comprehensive loss as a component of stockholders' equity. The aggregate fair market value of the company's available for sale securities was $1.7 million and $505,000 at December 31, 2003 and 2002, respectively.

Inventories. Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following at December 31 (in thousands):
                                               2003              2002
                                            ----------        ----------
         Raw materials.................     $   46,347        $   53,532
         Supplies......................         60,420            52,815
         Work in progress..............         15,996            14,835
         Finished goods................         61,733            32,022
                                            ----------        ----------
                                            $  184,496        $  153,204
                                            ==========        ==========

Property, Plant and Equipment. Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from five to 12 years for plant, machinery and equipment and 20 to 30 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation for non-production assets is provided utilizing the straight-line depreciation methodology. Depreciation for production assets is provided utilizing the units-of-production depreciation methodology, based on units produced, subject to a minimum and maximum level. Depreciation expense was $64.9 million, $56.4 million and $45.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In accordance with the methodology described in FASB Statement No. 144 (FAS
144), "Accounting for the Impairment or Disposal of Long-Lived Assets," the company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated during the life of those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

At December 31, 2003, events and circumstances indicated that $125.3 million of assets related to Iron Dynamics might be impaired. However, the company's estimate of undiscounted cash flows was approximately $54 million in excess of such

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying amounts and therefore, in compliance with FAS 144, no charge was recorded. The company made various assumptions in estimating the undiscounted cash flows, including a weighted average of the most likely achieved production levels, significant cost components, required capital expenditures and the ramp-up of commercial production. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write-down those assets to fair value.

Other Accumulated Comprehensive Loss. The following table presents the company's components of other accumulated comprehensive loss at December 31 (in thousands):


                                                                                   2003           2002
                                                                                --------       ---------
           Cumulative effect of an accounting change.................           $ (2,468)      $  (2,468)
           Unrealized loss on derivative instruments.................             (1,779)         (4,053)
           Unrealized gain (loss) on available for sale securities...                 59            (585)
                                                                                --------       ---------
                                                                                $ (4,188)      $  (7,106)
                                                                                ========       =========

Concentration of Credit Risk. Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments and accounts receivable. The company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure from any one institution. The company is exposed to credit risk in the event of nonpayment by customers principally within the intermediate steel processor, service center, automotive and construction industries. Changes in these industries may significantly affect management's estimates and the company's financial performance. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. Management's estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company's customers.

Heidtman Steel Products (Heidtman) accounted for 13.5%, 16.8% and 18.4% of the company's net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

Earnings Per Share. The company computes and presents earnings per common share in accordance with FASB Statement No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between the company's basic and diluted earnings per share is solely attributable to stock options. For the years ended December 31, 2003, 2002, and 2001, respectively, options to purchase 564,000 shares, 1.3 million shares and 1.4 million shares were excluded from the diluted earnings per share calculation because the options were anti-dilutive. Approximately 6.8 million shares and 5.9 million shares related to the company's convertible subordinated debt were also excluded from the calculation of diluted earnings per share for the years ended December 31, 2003 and 2002, respectively, because the conversion requirements had not been met. The conversion requirements are more specifically discussed in Note 3 to the company's financial statements and are likely to be met during the first quarter of 2004.

Derivative Financial Instruments. The company records derivative financial instruments in accordance with FASB Statement No. 133 (FAS 133), "Accounting for Derivative Instrument and Hedging Activities," as amended. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. Changes in the fair value of derivatives that are designated as hedges, depending on the nature of the hedge, are recognized as either an offset against the change in fair value of the hedged balance sheet item through earnings or as other comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings as other income or expense. For the year ended December 31, 2003, the company recorded a $275,000 loss related to hedging ineffectiveness. On an annual basis, there was no hedge ineffectiveness recorded through the statements of income during the two years ended December 31, 2002.

In the normal course of business, the company has limited involvement with derivative financial instruments in an effort to manage the company's exposure to fluctuations in interest and foreign exchange rates. The company employs interest rate swap agreements, and periodically employs foreign currency exchange contracts as necessary. At the time of acquiring financial instruments, the company designates and assigns these instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument. The company classified its derivative financial instruments as held or issued for purposes other than trading. The company's results of

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations and financial position reflect the impact of adopting FAS 133 commencing January 1, 2001, as a one-time after-tax cumulative effect of an accounting change of approximately $2.5 million as a reduction in other comprehensive income.

Stock-Based Compensation. In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended FASB Statement No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 148 was effective for fiscal years ending after December 15, 2002, and gives further guidance regarding methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and regarding disclosure requirements as previously defined in FAS
123. For the three years ended December 31, 2003, the company had three incentive stock option plans, which are described more fully in Note 6, and accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, no stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock.

The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the years ended December 31 (in thousands, except per share data):

                                                                                   2003           2002          2001
                                                                                 --------      ----------    ---------
         Net income, as reported......................................           $ 47,148      $   77,877    $   3,144
              Total stock-based employee compensation expense
                  using the fair value based method, net of related
                  tax effects                                                      (2,340)         (2,380)      (2,330)
                                                                                 --------      ----------    ---------
         Pro forma net income.........................................           $ 44,808      $   75,497    $     814
                                                                                 ========      ==========    =========
         Basic earnings per share:
            As reported...............................................           $    .99      $     1.65    $     .07
            Pro forma.................................................                .94            1.60          .02

         Diluted earnings per share:
            As reported...............................................           $    .98      $     1.64    $     .07
            Pro forma.................................................                .93            1.59          .02


For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. The estimated weighted-average fair value of the individual options granted during 2003, 2002 and 2001 was $5.12, $7.07 and $5.17, respectively, on the date of grant. The fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions: no-dividend-yield, risk-free interest rates from 2.5% to 3.2%, expected volatility from 33% to 39% and expected lives from five months to seven years.

Recent Accounting Pronouncements. In April 2002, the FASB issued Statement No. 145 (FAS 145), "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other things, rescinds FAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The company adopted FAS 145 as of January 1, 2003, as required. Upon adoption, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that did not meet the criteria in APB 30 for classification as an extraordinary item, was reclassified as income or loss from continuing operations. The loss on extinguishment of debt recorded in 2002 of $3.5 million, net of related tax of $2.1 million, is no longer classified as an extraordinary item.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues certain guarantees, to recognize an initial liability for the fair value of the obligations assumed under the guarantee. FIN 45 also provides guidance concerning existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and adoption of the disclosure requirements are effective for the company as of December 31, 2002. The adoption of FIN 45 did not have a material impact on the company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46R provides a new framework for identifying variable interest entities (VIEs) and

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements and provides guidance related to a company's initial and subsequent measurement of newly consolidated VIEs. In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either has: an insufficient amount of equity to carry out is principal activities without additional subordinated financial support; a group of equity owners that are unable to make significant decisions about its activities; or, a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns, or both. FIN 46R must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46R must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application of this Interpretation at December 31, 2003. At this time the company does not believe the adoption of FIN 46R will have a material impact on its consolidated financial statements.

In April 2003, the FASB issued FAS No. 149 (FAS 149), "Accounting for Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The amendments set forth in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. FAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain outlined exceptions. This Statement was adopted with no initial impact.

In May 2003, the FASB issued FAS No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring these instruments be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement was adopted with no initial impact.

Note 2.  Property, Plant and Equipment
The company's property, plant and equipment at December 31 consisted of the following (in thousands):


                                                                    2003             2002
                                                               ------------      ------------
         Land and improvements...............................  $     45,407      $     44,531
         Buildings and improvements..........................       127,782           127,898
         Plant, machinery and equipment......................     1,006,012           972,071
         Construction in progress............................       141,671            40,152
                                                               ------------      ------------
                                                                  1,320,872         1,184,652
         Less accumulated depreciation.......................       319,756           255,314
                                                               ------------      ------------
               Property, plant, and equipment, net...........  $  1,001,116      $    929,338
                                                               ============      ============


Note 3.  Debt and Other Long-term Contingent Liability
The company's borrowings consisted of the following at December 31 (in thousands):


                                                                                             2003              2002
                                                                                         ----------       ----------
     SDI senior secured notes payable...............................................     $  111,287       $  179,000
     SDI senior 9 1/2% unsecured notes, due March 2009, including unamortized
         bond premium of $8,834 at December 31, 2003................................        308,834          200,000
     SDI 4.0% convertible subordinated notes, due December 2012.....................        115,000          100,000
     NMBS senior secured notes payable..............................................         13,719           11,654
     State and local government municipal bond issues...............................         24,996           26,641
     Electric utility, transmission facility and other loans........................         33,738           38,155
                                                                                         ----------       ----------
         Total debt.................................................................        607,574          555,450
              Less current maturities...............................................         15,988           11,913
                                                                                         ----------       ----------
          Long-term debt............................................................     $  591,586       $  543,537
                                                                                         ==========       ==========


                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SDI Senior Secured Notes Payable. SDI has a $350.0 million senior secured credit facility dated March 23, 2002. During 2003 and 2002, respectively, $64.0 million and $96.0 million of this senior secured facility was refinanced with net proceeds from the issuance of $115.0 million of 4.0% convertible subordinated notes and with a portion of the net proceeds from a $100.0 million additional issuance of the company's 9 1/2% senior unsecured notes. With these proceeds the company prepaid the entire term A loan facility of $70.0 million and $90.0 million of the term B loan facility. As of December 31, 2003, the SDI senior secured facility was composed of the following:

o $75.0 million in the form of a five-year revolving credit facility, maturing March 26, 2007, which is subject to a borrowing base and bears interest at floating rates, and
o $111.3 million in the form of a six-year term B loan, payable in quarterly installments beginning June 26, 2003, with the final installment due March 26, 2008, and bearing interest at floating rates

The weighted-average interest rate was 4.2% and 5.5% as of December 31, 2003 and 2002, respectively, under the company's senior secured credit facilities. The company has an interest rate swap agreement with a notional amount of $100.0 million pursuant to which the company has agreed to make fixed rate payments at 6.9% on the tenth day of each January, April, July and October and will receive LIBOR payments. This interest rate swap agreement matures January 10, 2005, and is accounted for as a cash flow hedge.

The SDI senior secured credit facility is secured by liens and mortgages on substantially all of the personal and real property assets of the company and its wholly-owned subsidiaries (excluding NMBS) and by pledges of all shares of capital stock and inter-company debt held by the company and its wholly-owned subsidiaries. The facility contains financial covenants and other covenants that limit or restrict the company with respect to its ability to pay dividends, make capital expenditures, incur indebtedness, and make restricted payments or investments, among other things.

SDI Senior 9 1/2% Unsecured Notes. The company issued $200.0 million 9 1/2% senior unsecured notes during March 2002 as a part of refinancing its senior secured credit facilities. On November 14, 2003, the company issued an additional $100.0 million of these notes at a price of 109% and accrued interest from the last semi-annual interest payment date of September 15, 2003 which resulted in net proceeds of $108.8 million. The issuance premium of $9.0 million will be amortized over the remaining life of the notes resulting in an approximate effective interest rate of 7.5% for the additional $100.0 million issuance. Approximately $58.8 million of the net proceeds was used to prefund certain capital expenditures and $50.0 million was used to prepay a portion of the company's term B loan facility. The notes have a maturity of seven years (non-callable for four years) and are due March 2009. The company may redeem the notes at any time on or after March 15, 2006, at a redemption price of 104.750%; on or after March 15, 2007, at a redemption price of 102.275%; and on or thereafter March 15, 2008, at a redemption price of 100.000%. In addition, at any time prior to March 15, 2005, the company may redeem up to 35% of the principal amount of the notes with the net cash proceeds of its common stock at a redemption price of 109.500% plus accrued interest up to the redemption date, provided that certain other restrictions as described in the indenture are met. The notes bear interest at 9.5% payable semiannually on each March 15th and September 15th. The company entered into an interest rate swap agreement on January 9, 2004 with a notional amount of $200.0 million pursuant to which the company has agreed to receive fixed rate payments of 9.5% on the fifteenth day of each March and September and will pay LIBOR plus 5.7%. This interest swap agreement matures March 15, 2009.

SDI 4.0% Convertible Subordinated Notes. During December 2002 the company issued $100.0 million of 4.0% convertible subordinated notes due December 15, 2012, and during January 2003, the original purchasers of the company's 4.0% convertible subordinated notes exercised their right to purchase an additional $15.0 million aggregate principal, thereby increasing the issue to $115.0 million. The company used $70.0 million of the $110.0 million in net proceeds to prepay the entire outstanding balance of its senior secured term A loan and the remaining $40.0 million to prepay a portion of its senior secured term B loan. The notes are non-callable for five years and bear interest at 4.0%, payable semiannually on each June 15th and December 15th. In addition, the company will pay contingent interest during any six-month period commencing December 15, 2007, if the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Holders may convert the notes into shares of the company's common stock at a conversion rate of 58.8076 shares per $1,000 principal amount of notes, subject to adjustment, before close of business on December 15, 2012, only under the following circumstances: (1) at any time after the closing sale price of the company's common stock exceeds 120% of the conversion price, or $20.41 per share, for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter commencing after December 31, 2002;
(2) upon the occurrence of specified credit rating events with respect to the notes; (3) if the notes have been called for redemption by the company; or (4) upon the occurrence of certain other corporate events. At December 31, 2003, none of these circumstances had occurred. The company may redeem the notes at any time on or after December 18, 2007, at a redemption price of 101.143%; on or after December 15, 2008, at a redemption price of 100.571%; and on or thereafter December 15, 2009, at a redemption price of 100.000%.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IDI Settlement. In January 2002, the company entered into an agreement with the Iron Dynamics' lenders to extinguish the debt under the IDI senior secured credit agreement at the end of March 2002. The company complied with each of the settlement requirements, thus constituting full and final settlement of all of Iron Dynamics' obligations and the Steel Dynamics' guarantees under the Iron Dynamics credit agreement. In meeting the requirements of the settlement agreement, the company paid $15.0 million in cash and issued an aggregate of $22.0 million, or 1.5 million shares, of the company's common stock during March 2002. In addition, there was a provision within the agreement that if Iron Dynamics resumed operations by January 27, 2007, and generated positive cash flow (as defined in the settlement agreement), the company would be required to make contingent future payments in an aggregate amount not to exceed $22.0 million. At December 31, 2002, the contingent future payments were reflected as an other long-term contingent liability within the company's financial statements. During December 2003, with the agreement of the IDI lenders, the company paid $8.0 million in cash to the IDI lenders, terminating all of the company's obligations to make any additional future payments under the settlement agreement. The company's 2003 financial statements reflect a gain of $14.0 million from the extinguishment of the $22.0 million contingent liability.

New Millennium Building Systems Senior Secured Financing. NMBS has a $15.5 million bank credit facility with The Provident Bank that is composed of:

o $6.5 million in the form of a three-year term loan facility (subject to a borrowing base), payable in quarterly installments of $162,500 beginning September 30, 2002, with a final balloon installment due July 2, 2005.
o $9.0 million in the form of a five-year revolving facility (subject to a borrowing base), which matures July 31, 2005. At December 31, 2003, $8.2 million of this revolving facility was outstanding.

Borrowings under the NMBS credit agreement bear interest at floating rates. The weighted-average interest rate was 6.0% and 5.3% as of December 31, 2003 and 2002, respectively. The NMBS bank credit agreement is secured by liens on substantially all of NMBS's assets. The company unconditionally guaranteed $6.2 million of the $13.7 million of debt outstanding under the NMBS credit agreement as of December 31, 2003. NMBS has an interest rate swap agreement with an initial notional amount of $5.0 million, reduced quarterly by $162,500 to $3.2 million at maturity on July 5, 2005. Pursuant to the swap agreement, NMBS has agreed to make fixed rate payments of 7.5% on the fifth of each month and will receive LIBOR payments. At December 31, 2003, the notional amount of the NMBS swap was $4.2 million, and was accounted for as a cash flow hedge.

State and Local Government Municipal Bond Issues. In May 1995, the company entered into a bond purchase agreement with the Indiana Development Finance Authority, under which was issued $21.4 million of bonds to finance, among other things, the construction and equipment for certain sewage works, improvements, waste and water system improvements and other related facilities located at the Butler, Indiana, mini-mill. In August 2002, the stand-by letter of credit relating to the municipal bonds was drawn in the amount of $15.3 million by the Indiana Development Finance Authority. In turn, the lenders that provided the stand-by letter of credit entered into a five-year term loan agreement with the company for the drawn amount. This term facility bears interest at floating rates and had a weighted average interest rate of 4.0% as of December 31, 2003, at which time the principal balance outstanding was $14.0 million. As of December 31, 2003, $2.6 million of the bond proceeds were held by the bond trustee in a debt-service reserve fund and were recorded as restricted cash.

In November 1998, the company received $10.0 million from Whitley County, Indiana, representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities located at the Whitley County, Indiana, structural and rail mill. The bonds bear interest at 7.3%, with interest payable semi-annually and principal payments commencing November 2003 through final maturity in November 2018. The outstanding principal balance was $9.7 million and $10.0 million, as of December 31, 2003 and 2002, respectively.

Electric Utility Development Loans. In June 1994, the company entered into a loan agreement for approximately $13.0 million to finance the company's portion of the cost to construct an electric substation. The loan bears interest at 8.0%, with equal monthly principal and interest payments required in amounts sufficient to amortize the substation facility loan over a period of 15 years. The outstanding principal balance on the substation facility loan was $8.5 million and $9.4 million, as of December 31, 2003 and 2002, respectively.

In addition, the company entered into a loan agreement for approximately $7.8 million to finance the company's portion of the cost to construct an electric transmission line and certain related facilities. The loan bears interest at 8.0%, with equal monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years. The outstanding principal balance on the transmission facility loan was $6.0 million and $6.3 million as of December 31, 2003 and 2002, respectively.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2001, the company entered into an agreement with Northeastern Rural Electric Membership Corporation (REMC) and Wabash Valley Power Association, Inc. to finance approximately $9.8 million related to the company's portion of the cost to construct a transmission line and certain related facilities at the structural and rail division. This funding was provided in April 2002. The loan bears interest at 8.1%, with monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years, with the unpaid principal due at the end of 10 years. The company also has an undrawn $1.5 million outstanding stand-by letter of credit associated with the REMC agreement. The outstanding principal balance on the transmission facility loan was $9.4 million and $9.6 million as of December 31, 2003 and 2002, respectively.

The above credit agreements contain customary representations and warranties and affirmative and negative covenants, including, among others, covenants relating to financial and compliance reporting, capital expenditures, restricted dividend payments, maintenance of certain financial ratios, incurrence of liens, sale or disposition of assets and incurrence of other debt.

Maturities of outstanding debt, as of December 31, 2003, are as follows (in thousands):

             2004........................................        $   15,988
             2005........................................            30,135
             2006........................................            14,617
             2007........................................            96,374
             2008........................................             2,449
             Thereafter..................................           439,177
                                                                 ----------
                                                                    598,740
                     Unamortized bond premium                         8,834
                                                                 ----------
                                                                 $  607,574
                                                                 ==========

The company capitalizes interest on construction-in-progress assets. For the years ended December 31, 2003, 2002 and 2001, total interest costs incurred were $42.3 million, $41.6 million and $34.1 million, respectively, of which $7.8 million, $11.4 million and $14.0 million, respectively, were capitalized. Cash paid for interest was $35.0 million, $35.7 million and $37.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Income Taxes
The company files a consolidated federal income tax return. Cash paid for taxes was $7.5 million, $22.7 million and $4.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The current and deferred federal and state income tax expense for the years ended December 31 is as follows (in thousands):

                                                          2003         2002          2001
                                                       ---------     ---------    ---------
         Current income tax expense................    $   3,408     $  20,287    $     768
         Deferred income tax expense...............       24,881        26,313        1,200
                                                       ---------     ---------    ---------
              Total income tax expense.............    $  28,289     $  46,600    $   1,968
                                                       =========     =========    =========

A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:


                                                                                 2003      2002     2001
                                                                                 ----      ----     ----
         Statutory federal tax rate....................................          35.0%     35.0%    35.0%
              State income taxes, net of federal benefit...............           1.9       2.3     (1.5)
              Other permanent differences..............................           (.2)      0.1      1.4
              Cost (benefit) of rate changes on cumulative deferred taxes          .8         -    (33.8)
              Valuation allowance......................................             -         -     37.4
                                                                                 ----      ----     ----
         Effective tax rate............................................          37.5%     37.4%    38.5%
                                                                                 ====      ====     ====


The cost (benefit) of rate changes on cumulative deferred taxes reflected in the reconciliation above for 2003 and 2001 is the result of changes in the effective state income tax rate in years when the deferred tax assets and liabilities are expected to reverse.

Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):


                                                                                       2003            2002
                                                                                   ----------      ----------
         Deferred tax assets:
              Net operating loss, capital loss, and credit carryforwards........   $   16,214      $    7,024
              Alternative minimum tax carryforwards.............................       50,973          50,058
              Capitalized start-up costs........................................       21,381          20,101
              Tax assets expensed for books.....................................       13,937          13,598
              Interest rate swap liability......................................        2,567           3,863
              Accrued expenses..................................................        4,138           1,840
              Unrealized losses.................................................            -             347
                                                                                   ----------      ----------
         Total deferred tax assets..............................................      109,210          96,831
              Less valuation allowance..........................................            -          (1,913)
                                                                                   ----------      ----------
         Net deferred tax assets................................................      109,210          94,918
                                                                                   ----------      ----------

         Deferred tax liabilities:
              Depreciable assets ...............................................     (189,662)       (149,790)
              Amortization of fees..............................................       (4,293)         (4,160)
              Capitalized interest..............................................       (7,537)         (3,926)
              Other.............................................................         (204)           (692)
                                                                                   ----------      ----------
         Total deferred tax liabilities.........................................     (201,696)       (158,568)
                                                                                   ----------      ----------
              Net deferred tax liability .......................................   $  (92,486)     $  (63,650)
                                                                                   ==========      ==========

The deferred tax assets and liabilities reflect the net tax effects of temporary differences that are derived from the cumulative taxable or deductible amounts recorded in the consolidated financial statements in years different from that of the income tax returns. As of December 31, 2003, the company had available net operating loss carryforwards of approximately $29.7 million for federal purposes, which expire beginning in 2021. As of December 31, 2003, the company had available capital loss carryforwards of approximately $5.2 million for federal and state income tax purposes, which expire beginning in 2005.

As of December 31, 2003, the company had foreign tax credit carryforwards expiring of approximately $3.0 million for federal tax purposes, which the company was unable to utilize. Therefore, the valuation allowance created in 2001 of $1.9 million was realized in 2003. The foreign tax credit of $3.0 million is eligible to be carried back to 1998 as a tax deductible item and is reflected as part of the federal net operating loss carryforward as of December 31, 2003.

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Common Stock
Effective June 1, 2000, the board of directors authorized the extension and continuation of the company's 1997 share repurchase program, allowing the company to repurchase an additional 5%, or 2,344,000 shares, of its outstanding common stock, at a purchase price not to exceed $15 per share. Pursuant to this program, the company acquired 3,859,000 shares of its common stock at an average price of $12 per share in open market purchases, of which 16,000 shares were purchased during the three years ended December 31, 2003. As of December 31, 2003, approximately 941,000 shares remain available for repurchase under the June 2000 repurchase program. During March 2002, pursuant to the IDI Settlement described in Note 3, the company issued 1,460,000 shares of its treasury stock, at an average cost of $12 per share, to the IDI lenders.

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

The company's combined stock option activity for the 1994 Plan, the 1996 Plan and the Director Plan is as follows:


                                                                       Weighted average
                                                       Options          exercise price
                                                      ---------        ----------------
Balance outstanding at January 1, 2001.............   2,316,590            $ 13.17
    Granted........................................     636,322              11.90
    Exercised......................................    (158,838)              9.29
    Forfeited......................................    (117,812)             15.42

Balance outstanding at December 31, 2001...........   2,676,262              13.00
    Granted........................................     575,738              14.80
    Exercised......................................    (376,964)             10.37
    Forfeited......................................    (243,325)             19.11

Balance outstanding at December 31, 2002...........   2,631,711              13.21

    Granted........................................     828,084              15.69
    Exercised......................................    (999,279)             11.99
    Forfeited......................................    (122,108)             19.49

Balance outstanding at December 31, 2003...........   2,338,408              14.27


The following table summarizes certain information concerning the company's outstanding options as of December 31, 2003:


                                             Weighted average
                                               remaining
       Range of          Outstanding        contractual life       Weighted average     Exercisable       Weighted average
    exercise price          options              (years)            exercise pice         options          exercise price
    --------------       -----------        ------------------     ----------------     ------------       ----------------
        $3 to $10           395,866                 1.5                $  7.22              395,866           $   7.22
       $10 to $15         1,051,291                 3.3                  12.55            1,051,291              12.55
       $15 to $20           745,339                 1.4                  18.66              383,531              17.91
       $20 to $30           145,912                 3.8                  23.40              145,912              23.40


                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003 Executive Incentive Compensation Plan (Executive Officer Plan). With stockholder approval, on January 1, 2003, the Executive Officer Plan replaced the Amended and Restated Officer and Manager Cash and Stock Bonus Plan (Old
Plan) which was effective since 1996 and amended in 2000. Stock bonus awards of approximately 96,000 shares were issued under the Old Plan, but were not vested as of December 31, 2003. These shares will continue to be governed by the terms of the Old Plan until final vesting during 2005. Certain officers of the company are eligible to receive cash bonuses based on predetermined formulas designated in the Executive Officer Plan. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company. Any common stock issued pursuant to this plan vests one-third in January of each of the three years following the year of award. A total of 750,000 shares have been reserved under this plan. As of December 31, 2003, approximately 3,200 shares related to the 2003 stock bonus award remained committed for issuance.

Note 7.  Commitments and Contingencies
The company has an off-take agreement with Heidtman that extends through March 2007 (see Note 8). Under the terms of the agreement, Heidtman is obligated to purchase, and the company is obligated to sell to Heidtman, at least 76,000 tons of hot-band products per quarter, or 336,000 tons annually, and at least 15,000 tons of cold-rolled products per quarter, or 60,000 tons annually. For hot-rolled steel, the company's pricing to Heidtman is determined by either a market pricing formula based on an "all-in" cost-plus basis or a spot market pricing formula determined on the basis of a discounted market index. For cold-rolled products, the pricing is determined on a marginal revenue basis over hot-rolled sheet.

     The company had a raw material supply contract with OmniSource Corporation (OmniSource) for the purchase of steel scrap resources (see Note 8). The company and OmniSource amicably terminated this scrap supply agreement, effective March 31, 2004. The company plans, however, to continue purchasing scrap from OmniSource as one of its major suppliers.

     The company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such commodities as natural gas, electricity and certain transportation services. Certain commitments contain provisions which require that the company "take or pay" for specified quantities without regard to actual usage for periods of up to 3 years. During the years ending December 31, 2004, 2005 and 2006, the company has commitments for natural gas and its transportation with "take or pay" or other similar commitment provisions for approximately $23.2 million, $8.8 million and $492,000, respectively. The company fully utilized all such "take or pay" requirements during the past three years and purchased $16.9 million, $14.0 million and $12.7 million, during the years ended December 31, 2003, 2002 and 2001, respectively, under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The company purchases its electricity consumed at its Flat Roll Division pursuant to a contract which extends through December 2007. The contract designates 152 hours as "interruptible service" during 2004, and these interruptible hours further decrease annually through expiration of the agreement. The contract also establishes an agreed fixed rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At December 31, 2003, the company has outstanding construction-related commitments of $38.7 million related to the mill construction at the Bar Products Division.

The company is subject to litigation from time to time, which is incidental to its business. The company, based upon current knowledge including discussions with legal counsel, believes that the results of any threatened or pending litigation will not have a material effect on the company's financial position, results of operations, or cash flows.

Note 8.  Transactions with Affiliated Companies
The company sells various flat-rolled products to Heidtman and purchases steel scrap resources from OmniSource. The president and chief executive officer of Heidtman is a member of the company's board of directors and a stockholder of the company. The president and chief operating officer of OmniSource is also a member of the board of directors and a stockholder of the company. Transactions with these companies for the years ended December 31 are as follows (in millions):

                                                 2003       2002       2001
                                               -------    -------    --------
Heidtman:
     Sales..................................   $ 132.8    $ 145.6    $ 112.3
       Percentage of total sales............        13%        17%        18%
       Accounts receivable..................      25.1       34.7       16.3

OmniSource:
     Purchases..............................   $ 354.7    $ 232.7    $ 177.5
     Accounts payable.......................      36.6       18.8       11.0

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Financial Instruments
The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximates fair value due to the interest being determined by variable rates, repricing periodically. The fair value of the various interest rate swap agreements was estimated to be a liability of $7.1 million and $10.4 million at December 31, 2003 and 2002, respectively. The fair values are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available.

Note 10.  Retirement Plans
The company sponsors a 401(k) retirement savings and profit sharing plan for eligible employees, which is a "qualified plan" for federal income tax purposes. The company's total expense for the plan was $4.7 million, $6.9 million and $424,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 11.  Segment Information
The company has two reportable segments: steel operations and steel scrap substitute operations.

Steel Operations. The steel operations segment includes the company's Flat Roll Division, Structural and Rail Division, and Bar Division. The Flat Roll Division sells a broad range of hot-rolled, cold-rolled and coated steel products, including a large variety of specialty products such as thinner gauge hot-rolled products and galvanized products. The Flat Roll Division sells directly to end-users and service centers, including Heidtman, which accounted for 14.7%, 18.5% and 20.7% of the segment's external net sales for the years ended December 31, 2003, 2002 and 2001, respectively. These customers are located primarily in the Midwestern United States and these products are used in numerous industry sectors, including the automotive, construction and commercial industries.

The company began construction of its Structural and Rail Division located in Columbia City, Indiana, in May 2001, and commenced commercial structural steel operations during the third quarter of 2002. Initial trials to produce rail commenced in late October 2003. This facility produces and sells structural steel beams, pilings, and other steel components directly to end-users and steel service centers to be used primarily in the construction, transportation and industrial machinery markets. This facility is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. The company anticipates supplying standard rail to potential customers to begin the evaluation process during the first half of 2004.

On September 9, 2002, the company purchased the special bar quality mini-mill assets of Qualitech Steel SBQ, LLC. The company plans to convert the facility to the production of merchant bars and shapes and reinforcing bar products, while retaining the ability to produce SBQ steel. The facility's anticipated annual production capacity is between 500,000 and 600,000 tons. On December 29, 2003, the company's Bar Products Division began commissioning and successfully produced certain SBQ and MBQ rounds. The company expects to increase its SBQ and MBQ product offerings throughout the first half of 2004 and anticipates the addition of angles, flats and channels during the third quarter. The Bar Products Division plans to market the bar products directly to end-users and to service centers for the construction, transportation and industrial machinery markets.

Steel Scrap Substitute Operations. Steel scrap substitute operations include the revenues and expenses associated with the company's wholly owned subsidiary, Iron Dynamics. From the time operations were halted in 2001 through the fourth quarter of 2002, the costs incurred at IDI were composed of those expenses required to maintain the facility and further evaluate the project and its related benefits. During the fourth quarter of 2002, IDI successfully completed certain operating trials utilizing a modified production process. This process may significantly reduce the eventual per-unit cost of liquid pig iron production. Throughout 2003, the company invested $13.3 million for capital expenditures required to implement this modified production process and Iron Dynamics restarted operations mid-November, producing approximately 15,100 tonnes of hot briquetted iron during December. Since restart, the Flat Roll Division has successfully used these iron briquettes as a part of its metallic raw material inputs. IDI plans to restart the submerged arc furnace during the first quarter of 2004, or early in the second quarter. This final stage of the IDI production process involves the liquefaction of the solid iron briquettes to produce liquid pig iron.

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

                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company's operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company's steel operations include sales to non-U.S. companies of $66.6 million, $10.1 million and $8.0 million, for the years ended December 31, 2003, 2002 and 2001, respectively. The company's segment results are as follows (in thousands):


                                                 2003           2002           2001
                                            ------------    ------------   ------------
Steel Operations
Net sales
     External                               $    903,837    $    785,007   $    541,693
     Other segments                               52,720          48,578         33,462
Operating income                                 120,704         188,081         49,537
Depreciation and amortization                     61,329          51,024         43,852
Assets                                         1,161,368       1,057,509        890,504
Liabilities                                      157,576         117,537         95,251
Capital expenditures                             122,527         143,045         83,399
------------------------------------------------------------------------------------------

Steel Scrap Substitute Operations
Net sales
     External                               $          -    $          -   $          -
     Other segments                                2,955             450          4,660
Operating loss                                   (10,902)        (10,471)       (14,203)
Depreciation and amortization                      4,944           5,083          1,274
Assets                                           157,428         149,651        155,415
Liabilities                                        6,873          27,832         64,670
Capital expenditures                              13,326          (2,999)         4,619
------------------------------------------------------------------------------------------

All Other
Net sales
     External                               $     83,411    $     79,486   $     65,291
     Other segments                                  824             769            909
Operating loss                                   (13,628)        (18,968)        (8,808)
Depreciation and amortization                      2,837           3,336          1,668
Assets                                           234,800         169,157        211,704
Liabilities                                      802,158         704,433        674,871
Capital expenditures                               1,208           2,554          2,696
------------------------------------------------------------------------------------------

Eliminations
Net sales
     Other segments                         $    (56,499)   $    (49,797)  $    (39,031)
Operating income (loss)                              433            (275)          (601)
Assets                                          (105,157)       (100,621)       (77,525)
Liabilities                                     (105,401)        (95,766)       (73,269)
Capital expenditures                                   -               -              -
------------------------------------------------------------------------------------------

Consolidated
Net sales                                   $    987,248    $    864,493   $    606,984
Operating income                                  96,607         158,367         25,925
Depreciation and amortization                     69,110          59,443         46,794
Assets                                         1,448,439       1,275,696      1,180,098
Liabilities                                      861,206         754,036        761,523
Capital expenditures                             137,061         142,600         90,714
------------------------------------------------------------------------------------------


                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Condensed Consolidating Information
Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $300.0 million of senior notes due 2009. Following are condensed consolidating financial statements of the company, including the guarantors. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the company.

Condensed Consolidating Balance Sheet (in thousands):


                                                                                    Combined      Consolidating       Total
                                                      Parent       Guarantors    non-guarantors    adjustments     consolidated
                                                   -----------     ----------    --------------    -----------     ------------
                                                                             (As of December 31, 2003)
Cash ..........................................    $    64,008     $       496    $       926     $         -     $    65,430
Accounts receivable ...........................        123,315         119,785         13,037        (130,114)        126,023
Inventories ...................................        164,024           2,579         18,397            (504)        184,496
Other current assets ..........................         32,938              68            168          (1,188)         31,986
                                                   -----------     -----------    -----------     -----------     -----------
   Total current assets .......................        384,285         122,928         32,528        (131,806)        407,935

Property, plant and equipment, net ............        755,707          96,757        148,769            (117)      1,001,116
Other assets ..................................        260,538          36,855            262        (258,267)         39,388
                                                   -----------     -----------    -----------     -----------     -----------
   Total assets ...............................    $ 1,400,530     $   256,540    $   181,559     $  (390,190)    $ 1,448,439
                                                   ===========     ===========    ===========     ===========     ===========


Accounts payable ..............................    $    64,069     $    15,618    $    11,025     $   (11,386)    $    79,326
Accrued expenses ..............................         52,365           1,699          5,046          (1,120)         57,990
Current maturities of long-term debt ..........         11,765               -          4,243             (20)         15,988
                                                   -----------     -----------    -----------     -----------     -----------
   Total current liabilities ..................        128,199          17,317         20,314         (12,526)        153,304

Other liabilities .............................        108,680          73,310        (13,587)        (52,700)        115,703
Long-term debt ................................        575,608               -         24,826          (8,848)        591,586
Minority interest .............................             28               -              -             585             613

Common stock ..................................            509          46,482        189,735        (236,217)            509
Treasury stock ................................        (28,670)              -              -               -         (28,670)
Additional paid-in capital ....................        362,328         116,868              -        (116,868)        362,328
Retained earnings .............................        257,919           2,563        (39,612)         36,384         257,254
Other accumulated comprehensive loss ..........         (4,071)              -           (117)              -          (4,188)
                                                   -----------     -----------    -----------     -----------     -----------
   Total stockholders' equity .................        588,015         165,913        150,006        (316,701)        587,233
                                                   -----------     -----------    -----------     -----------     -----------
   Total liabilities and stockholders'
     equity ...................................    $ 1,400,530     $   256,540    $   181,559     $  (390,190)    $ 1,448,439
                                                   ===========     ===========    ===========     ===========     ===========


                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet (in thousands):


                                                                                  Combined      Consolidating          Total
                                                       Parent       Guarantors  non-guarantors   adjustments       consolidated
                                                   -----------      ----------  --------------   -----------       ------------
                                                                              (As of December 31, 2002)
Cash ..........................................    $    22,530     $       282    $     1,406     $         -     $    24,218
Accounts receivable ...........................        117,001               -          9,403          (7,925)        118,479
Inventories ...................................        137,072               -         16,868            (736)        153,204
Other current assets ..........................         15,209              50             99            (356)         15,002
                                                   -----------     -----------    -----------     -----------     -----------
   Total current assets .......................        291,812             332         27,776          (9,017)        310,903

Property, plant and equipment, net ............        742,202          46,139        141,107            (110)        929,338
Other assets ..................................        189,807          28,454            330        (183,136)         35,455
                                                   -----------     -----------    -----------     -----------     -----------
   Total assets ...............................    $ 1,223,821     $    74,925    $   169,213     $  (192,263)    $ 1,275,696
                                                   ===========     ===========    ===========     ===========     ===========


Accounts payable ..............................    $    44,608     $         -    $     9,533     $    (7,924)    $    46,217
Accrued expenses ..............................         52,537               -          3,030            (147)         55,420
Current maturities of long-term debt ..........          7,292               -          4,639             (18)         11,913
                                                   -----------     -----------    -----------     -----------     -----------
   Total current liabilities ..................        104,437               -         17,202          (8,089)        113,550

Other liabilities .............................         72,959          22,926         (2,188)         (1,380)         92,317
Long-term debt ................................        524,733               -         22,496          (3,692)        543,537
Minority interest .............................            622               -              -           4,010           4,632

Common stock ..................................            499          45,361        172,196        (217,557)            499
Treasury stock ................................        (28,889)              -              -               -         (28,889)
Additional paid-in capital ....................        347,050              16              -             (16)        347,050
Retained earnings .............................        209,299           6,622        (40,276)         34,461         210,106
Other accumulated comprehensive loss ..........         (6,889)              -           (217)              -          (7,106)
                                                   -----------     -----------    -----------     -----------     -----------
   Total stockholders' equity .................        521,070          51,999        131,703        (183,112)        521,660
                                                   -----------     -----------    -----------     -----------     -----------
   Total liabilities and stockholders'
      equity ..................................    $ 1,223,821     $    74,925    $   169,213     $  (192,263)    $ 1,275,696
                                                   ===========     ===========    ===========     ===========     ===========


                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Income (in thousands):


                                                                                     Combined      Consolidating      Total
                                                         Parent      Guarantors   non-guarantors    adjustments    consolidated
                                                      -----------    ----------   --------------    -----------    ------------
                                                                              (Year ended December 31, 2003)
Net sales .........................................   $   956,552    $   956,556    $    87,190    $(1,013,050)   $   987,248
Cost of goods sold ................................       793,936        949,923         88,148     (1,004,743)       827,264
                                                      -----------    -----------    -----------    -----------    -----------
   Gross profit ...................................       162,616          6,633           (958)        (8,307)       159,984
Selling, general and administration ...............        49,329         11,022          8,963         (5,937)        63,377
                                                      -----------    -----------    -----------    -----------    -----------
Operating income (loss) ...........................       113,287         (4,389)        (9,921)        (2,370)        96,607
Interest expense ..................................        34,841         (1,360)         1,688           (676)        34,493
Other (income) expense ............................        58,977        (59,087)       (14,009)           796        (13,323)
                                                      -----------    -----------    -----------    -----------    -----------
Income before income taxes and
   equity in net income of subsidiaries ...........        19,469         56,058          2,400         (2,490)        75,437
Income tax expense (benefit) ......................         8,794         19,613            900         (1,018)        28,289
                                                      -----------    -----------    -----------    -----------    -----------
                                                           10,675         36,445          1,500         (1,472)        47,148
Equity in net income of subsidiaries ..............        37,945              -              -        (37,945)             -
                                                      -----------    -----------    -----------    -----------    -----------
Net income (loss) .................................   $    48,620    $    36,445    $     1,500    $   (39,417)   $    47,148
                                                      ===========    ===========    ===========    ===========    ===========

                                                                                     Combined      Consolidating      Total
                                                         Parent      Guarantors   non-guarantors    adjustments    consolidated
                                                      -----------    ----------   --------------    -----------    ------------
                                                                              (Year ended December 31, 2002)
Net sales .........................................   $   833,585    $         -    $    80,705    $   (49,797)   $   864,493
Cost of goods sold ................................       607,131              -         80,806        (49,077)       638,860
                                                      -----------    -----------    -----------    -----------    -----------
   Gross profit ...................................       226,454              -           (101)          (720)       225,633
Selling, general and administration ...............        57,617            324          9,770           (445)        67,266
                                                      -----------    -----------    -----------    -----------    -----------
Operating income (loss) ...........................       168,837           (324)        (9,871)          (275)       158,367
Interest expense ..................................        28,313              -          2,058           (170)        30,201
Other (income) expense ............................        54,303        (50,879)           (24)           289          3,689
                                                      -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes and
   equity in net income of subsidiaries ...........        86,221         50,555        (11,905)          (394)       124,477
Income tax expense (benefit) ......................        33,406         17,687         (4,493)             -         46,600
                                                      -----------    -----------    -----------    -----------    -----------
                                                           52,815         32,868         (7,412)          (394)        77,877
Equity in net income of subsidiaries ..............        25,456              -              -        (25,456)             -
                                                      -----------    -----------    -----------    -----------    -----------
Net income (loss) .................................   $    78,271    $    32,868    $    (7,412)   $   (25,850)   $    77,877
                                                      ===========    ===========    ===========    ===========    ===========

                                                                                     Combined      Consolidating      Total
                                                         Parent      Guarantors   non-guarantors    adjustments    consolidated
                                                      -----------    ----------   --------------    -----------    ------------
                                                                              (Year ended December 31, 2001)
Net sales .........................................   $   575,156    $         -    $    70,859    $   (39,031)   $   606,984
Cost of goods sold ................................       498,707              -         63,216        (38,996)       522,927
                                                      -----------    -----------    -----------    -----------    -----------
   Gross profit ...................................        76,449              -          7,643            (35)        84,057
Selling, general and administration ...............        38,872             15         19,245              -         58,132
                                                      -----------    -----------    -----------    -----------    -----------
Operating income (loss) ...........................        37,577            (15)       (11,602)           (35)        25,925
Interest expense ..................................        14,405              -          4,075              -         18,480
Other (income) expense ............................        37,698        (35,353)           (12)             -          2,333
                                                      -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes and
   equity in net income of subsidiaries ...........       (14,526)        35,338        (15,665)           (35)         5,112
Income tax expense (benefit) ......................        (4,405)        12,404         (6,031)             -          1,968
                                                      -----------    -----------    -----------    -----------    -----------
                                                          (10,121)        22,934         (9,634)           (35)         3,144
Equity in net income of subsidiaries ..............        13,300              -              -        (13,300)             -
                                                      -----------    -----------    -----------    -----------    -----------
Net income (loss) .................................   $     3,179    $    22,934    $    (9,634)   $   (13,335)   $     3,144
                                                      ===========    ===========    ===========    ===========    ===========


                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows (in thousands):


                                                                                                  Combined           Total
                                                                      Parent      Guarantors   non-guarantors    consolidated
                                                                    ---------     ----------   --------------    ------------
                                                                              (Year ended December 31, 2003)

Net cash provided by (used in) operations ....................      $ 188,681       $ (68,265)      $   7,280       $ 127,696
Net cash used in investing activities - primarily
   purchases of property, plant and equipment ................        (79,927)        (50,674)        (14,743)       (145,344)
Financing activities:
   Issuance of long-term debt ................................        153,540               -          38,280         191,820
   Repayments of long-term debt ..............................        (85,765)              -         (58,334)       (144,099)
   Issuance of treasury stock ................................            219               -               -             219
   Other .....................................................       (135,270)        119,153          27,037          10,920
                                                                    ---------       ---------       ---------       ---------
Net cash provided by (used in) financing activities ..........        (67,276)        119,153           6,983          58,860
                                                                    ---------       ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents .............         41,478             214            (480)         41,212
Cash and cash equivalents at beginning of year ...............         22,530             282           1,406          24,218
                                                                    ---------       ---------       ---------       ---------
Cash and cash equivalents at end of year .....................      $  64,008       $     496       $     926       $  65,430
                                                                    =========       =========       =========       =========


                                                                                                  Combined           Total
                                                                      Parent      Guarantors   non-guarantors    consolidated
                                                                    ---------     ----------   --------------    ------------
                                                                              (Year ended December 31, 2002)
Net cash provided by operations ..............................      $  80,838       $  33,976       $     208       $ 115,022
Net cash used in investing activities - primarily
   purchases of property, plant and equipment ................        (88,203)        (46,140)            557        (133,786)
Financing activities:
   Issuance of long-term debt ................................        582,411               -          16,580         598,991
   Repayments of long-term debt ..............................       (566,450)              -         (55,015)       (621,465)
   Other .....................................................        (63,473)         12,363          38,325         (12,785)
                                                                    ---------       ---------       ---------       ---------
Net cash provided by (used in) financing activities ..........        (47,512)         12,363            (110)        (35,259)
                                                                    ---------       ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents .............        (54,877)            199             655         (54,023)
Cash and cash equivalents at beginning of year ...............         77,407              83             751          78,241
                                                                    ---------       ---------       ---------       ---------
Cash and cash equivalents at end of year .....................      $  22,530       $     282       $   1,406       $  24,218
                                                                    =========       =========       =========       =========


                                                                                                  Combined           Total
                                                                      Parent      Guarantors   non-guarantors    consolidated
                                                                    ---------     ----------   --------------    ------------
                                                                              (Year ended December 31, 2003)
Net cash provided by (used in) operations ....................      $  53,101       $  35,086       $ (20,814)      $  67,373
Net cash used in investing activities - primarily
   purchases of property, plant and equipment ................        (84,632)              -          (6,078)        (90,710)
Financing activities:
   Issuance of long-term debt ................................        192,834               -           8,528         201,362
   Repayments of long-term debt ..............................       (105,299)              -          (6,672)       (111,971)
   Other .....................................................         12,479         (35,043)         24,567           2,003
                                                                    ---------       ---------       ---------       ---------
Net cash provided by (used in) financing activities ..........        100,014         (35,043)         26,423          91,394
                                                                    ---------       ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents .............         68,483              43            (469)         68,057
Cash and cash equivalents at beginning of year ...............          8,924              40           1,220          10,184
                                                                    ---------       ---------       ---------       ---------
Cash and cash equivalents at end of year .....................      $  77,407       $      83       $     751       $  78,241
                                                                    =========       =========       =========       =========


                              STEEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Quarterly Financial Information (unaudited, in thousands, except per share data)


                                                            1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                                            -----------      -----------      -----------      -----------
2003:
Net sales ..........................................         $235,504         $218,632         $253,952         $279,160
Gross profit .......................................           49,535           31,908           38,855           39,686
Operating income ...................................           34,560           17,226           22,845           21,976
Gain from extinguishment of debt ...................                -                -                -           13,987
Net income .........................................           15,778            5,430            9,191           16,749
Earnings per share:
     Basic .........................................              .33              .11              .19              .35
     Diluted .......................................              .33              .11              .19              .34

2002:
Net sales ..........................................         $166,903         $213,739         $240,697         $243,154
Gross profit .......................................           27,374           53,043           72,755           72,461
Operating income ...................................           11,042           33,264           57,076           56,985
Net income .........................................            1,640           17,728           29,131           29,378
Earnings per share:
     Basic .........................................              .04              .37              .61              .62
     Diluted .......................................              .04              .37              .61              .61



Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A: CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of registrant's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of registrant's disclosure controls and procedures, as of December 31, 2003. Based upon their evaluation, registrant's principal executive officer and principal financial officer have concluded that registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be furnished pursuant to this item will be set forth under the caption "Election of Directors" in the 2004 Proxy Statement, which we will file no later than 120 days after the end of our fiscal year with the Securities and Exchange Commission. We incorporate that information herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

     The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 2004 Proxy Statement, which we will file no later than 120 days after the end of our fiscal year with the Securities and Exchange Commission. We incorporate that information herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

     The information required to be furnished pursuant to this item will be set forth under the caption "Information on Directors and Executive Officers" in the 2004 Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year with the Securities and Exchange Commission. We incorporate that information herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

     We have four compensation plans approved by stockholders under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services: The 1994 Incentive Stock Option Plan; The Amended and Restated 1996 Incentive Stock Option Plan; The 2003 Executive Officer Compensation Plan, which replaced The Revised Officer and Manager Cash and Stock Bonus Plan on January 1, 2003; and The Non-Employee Director Stock Option Plan. The following table summarizes information about our equity compensation plans at December 31, 2003:


                                               (a)                              (b)                               (c)
                                                                                                     Number of securities remaining
                                     Number of Securities to be                                      available for future issuance
                                       issued upon exercise of        Weighted-average exercise        under equity compensation
                                    outstanding options, warrants    price of outstanding options,     plans (excluding securities
          Plan Category                    and rights                    warrants and rights             reflected in column (a)
---------------------------------- ------------------------------ -------------------------------- --------------------------------
Equity compensation plans
approved by security holders                2,437,510                         $14.62                          2,630,156
Equity compensation plans not
approved by security holders                 _______                          _______                          _______


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Heidtman Contract. For the years ended December 31, 2003 and 2002, we sold approximately 419,000 tons and 451,000 tons of our steel products to Heidtman for $132.8 million and $145.6 million, representing approximately 13% and 17% of our total net sales for each year, respectively. We have a long-term "off-take" agreement with Heidtman that extends through March 2007. Under the off-take agreement, Heidtman is obligated to buy and we are obligated to sell to Heidtman, at least 76,000 tons of our hot band products per quarter, or 336,000 tons annually, and at least 15,000 tons of our cold-rolled products per quarter, or 60,000 tons annually. Our pricing to Heidtman is determined by either a market or a spot market pricing formula. For market priced sales of hot-rolled steel, pricing is determined on an "all-in" cost-plus basis, together with all published extras. For spot market sales of hot-rolled steel, pricing is determined on the basis of a discounted market index. Pricing for cold-rolled products is determined on a marginal revenue basis over hot-rolled sheet. John Bates is the President and Chief Executive Officer of Heidtman, is a member of our board of directors and is the beneficial owner of 6% of our common stock outstanding as of December 31, 2003.

     OmniSource Contract. Since our inception, we were able to ensure a stable scrap supply for our Flat Roll and Structural and Rail Divisions through a scrap supply agreement with OmniSource Corporation. However, we have determined that in the current scrap environment we would be better off with multiple available sources of supply, including the development of our own scrap purchasing capability, and with the flexibility to develop new relationships and supply agreements with third parties and certain scrap generators. Accordingly, we and OmniSource have amicably terminated our scrap supply agreement, effective March 31, 2004. We intend, however, to continue purchasing scrap from OmniSource as one of our major suppliers.

     For the years ended December 31, 2003 and 2002, we purchased 2.6 million tons of scrap, or 89% of our total scrap purchases, and 2.1 million tons of scrap, or 82% of our total scrap purchases, respectively from OmniSource. For these purchasing services, we paid OmniSource fees of $2.8 million and $3.5 million for the years ended December 31, 2003 and 2002, respectively. Daniel Rifkin, who is a member of our board of directors, is the President and Chief Operating Officer of OmniSource and is also a stockholder of our company.

     Omni Dynamic Aviation, LLC. During 2003, we increased our interest in Omni Dynamic Aviation, which owns and operates a King Air aircraft, to 97.5% by purchasing an interest previously held by OmniSource for approximately $360,000.

     We believe that all of the transactions described above are on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fee Information

         Fees for professional services provided by our independent auditors in each of the last two years, in each of the following categories are:

                                                    2003         2002
                                                 ---------    ----------
                      Audit Fees                 $ 280,000    $  412,000
                      Audit-Related Fees            52,000        48,000
                      Tax Fees                     159,000       351,000
                      All Other Fees                 6,000             -
                                                 ---------    ----------
                                                 $ 497,000    $  811,000
                                                 =========    ==========

         Fees for audit services include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-Q, comfort letter procedures, preparing consents, and assistance with review of documents filed with the Commission. Audit-related fees principally include accounting consultations and separate audit of a subsidiary. Tax fees principally include tax consultations, compliance and planning services.

         There were no other services performed during 2003 and 2002.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

      1. Financial Statements:

                  See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 8 and described in the Index on page 45 of this Report.

      2. Financial Statement Schedules:

                None

(b) Reports on Form 8-K. We filed the following reports on Form 8-K during the fourth quarter of 2003.


         Date of Filing      Description                            Reported
         October 23, 2003    Item 9 "Regulation FD Disclosure",     Earnings press release for the quarter ended
                             which was intended to be filed under   September 30, 2003
                             Item 12 "Results of Operations and
                             Financial Condition"

(c) Exhibits:


  Exhibit No.
  -----------
      3.1a     Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated by reference from Exhibit 3.1a in Registrant's Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.

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

      4.4a     First Supplemental Indenture, dated as of September 6, 2002, relating to the Indenture described in Exhibit 4.4, incorporated herein by reference from our Exhibit 4.4a to our 2002 Annual Report on Form 10-K, filed March 28,
               2003.

      4.4b     Second Supplemental Indenture, dated as of September 30, 2002, relating to the Indenture described in Exhibit 4.4, incorporated herein by reference from our Exhibit 4.4b to our 2002 Annual Report on Form 10-K, filed March 28,
               2003.

      4.4c     Third Supplemental Indenture, dated as of December 31, 2002, relating to the Indenture described in Exhibit 4.4, incorporated herein by reference from our Exhibit 4.4c to our 2002 Annual Report on Form 10-K, filed March 28,
               2003.

      4.4d*    Fourth Supplemental Indenture, dated as of November 26, 2003, relating to the Indenture described in Exhibit 4.4.

      4.5      Indenture relating to our 4% Convertible Subordinated Notes due 2012, dated as of December 23, 2002, between Steel
               Dynamics, Inc. and Fifth Third Bank, Indiana as Trustee, incorporated by reference from Exhibit 4.2a to our
               Registration Statement on Form S-3, File No. 333-103672, filed March 7, 2003.

               Material Contracts

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

     10.1b     Second Amendment to Credit Agreement dated as of December 16, 2002, relating to the Credit Agreement described at
               Exhibit 10.1, incorporated herein by reference from our Exhibit 10.1b to our 2002 Annual Report on Form 10-K,
               filed March 28, 2003.

     10.1c     Third Amendment to Credit Agreement dated as of January 23, 2003, relating to the Credit Agreement described at
               Exhibit 10.1, incorporated herein by reference from our Exhibit 10.1c a to our 2002 Annual Report on Form 10-K,
               filed March 28, 2003.



     10.1d     Fourth Amendment to Credit Agreement dated as February 20, 2003, relating to the Credit Agreement described at
               Exhibit 10.1, incorporated herein by reference from our Exhibit 10.1d to our 2002 Annual Report on Form 10-K,
               filed March 28, 2003.

     10.1e*    Fifth Amendment to Credit Agreement dated as August 7, 2003, relating to the Credit Agreement described at Exhibit
               10.1.

     10.1f*    Sixth Amendment to Credit Agreement dated as November 13, 2003, relating to the Credit Agreement described at
               Exhibit 10.1.

     10.2      Subsidiary Guaranty dated as of March 26, 2002 from SDI Investment Company, Iron Dynamics, Inc. and certain future
               Additional Guarantors, in favor of the Secured Parties under the March 26, 2002 Credit Agreement, incorporated by reference from Exhibit 10.2a to our 2001 Annual Report on Form 10-K, filed March 28, 2002.

     10.2a     Subsidiary Guaranty Supplement, dated as of April 7, 2002, from Ferrous Resources, LLC, in favor of the Secured
               Parties under the March 26, 2002 Credit Agreement.

     10.2b     Subsidiary Guaranty Supplement, dated as of September 6, 2002, from Dynamic Bar Products, LLC, in favor of the
               Secured Parties under the March 26, 2002 Credit Agreement.

     10.2c     Subsidiary Guaranty Supplement, dated as of January 23, 2003, from Steel Dynamics Sales North America, Inc., in favor of the Secured Parties under the March 26, 2002 Credit Agreement.

     10.3      Purchase Agreement dated December 17, 2002 between Steel Dynamics, Inc. and Morgan Stanley & Co. Incorporated, et
               al as Initial Purchasers re Steel Dynamics, Inc.'s 4% Convertible Subordinated Notes due 2012.

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

     10.24+*   2003 Executive Incentive Compensation Plan, approved by stockholders on May 29, 2003.

     10.40     Non-Employee Director Stock Option Plan, incorporated by reference from Exhibit 10.40 to our June 30, 2000 Form 10-Q, filed August 11, 2000.

     10.41a*   Agreement (Settlement Agreement and Mutual Release), dated as of December 23, 2003, by and among Iron Dynamics, Inc.,
               Steel Dynamics, Inc., and various signatory lender banks.

               Other

     12.1*     Computation of Ratio of Earnings to Fixed Charges

     14.1      Code of Ethics for Principal Executive Officers and Senior Financial Officers, incorporated by reference herein from
               Exhibit 14.1 to our 2002 Annual Report on Form 10-K, filed March 28, 2003.

     21.1*     List of our Subsidiaries

     23.1*     Consent of Ernst & Young LLP.




     24.1      Powers of attorney (see signature page on page 75 of this Report).

               Executive Officer Certifications

     31.1*     Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and
               Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2*     Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and
               Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1*     Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

     32.2*     Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


--------------
*     Filed concurrently herewith
+     Indicates a management contract or compensatory plan or arrangement.

(d) Availability of Exhibits. Copies of this Annual Report on Form 10-K (including Exhibit 24.1), Exhibits 12.1, 14.1, 21.1 and 23.1 are available to our stockholders without charge. Copies of other exhibits can be obtained by stockholders upon payment of 12 cents per page for such exhibits. Written requests should be sent to Investor Relations, Steel Dynamics, Inc., 6714 Pointe Inverness Way, Suite 200, Fort Wayne, Indiana 46804.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2004
                                            STEEL DYNAMICS, INC.



                                      By:   /S/  KEITH  E. BUSSE
                                          -------------------------------------
                                                     Keith E. Busse
                                         President and Chief Executive Officer

POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Keith E. Busse and Tracy L. Shellabarger, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2003 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this 2003 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.


        Signatures                                                   Title                                       Date
        ----------                                                   -----                                       ----
  /S/ KEITH E. BUSSE                          President & Chief Executive Officer and Director                  03/12/04
----------------------------------                      (Principal Executive Officer)
           Keith E. Busse



  /S/ TRACY L. SHELLABARGER                       Vice President & Chief Financial Officer                      03/12/04
----------------------------------              (Principal Financial and Accounting Officer)
        Tracy L. Shellabarger



  /S/ MARK D. MILLETT                                    Vice President and Director                            03/12/04
----------------------------------
           Mark D. Millett



  /S/ RICHARD P. TEETS, JR.                              Vice President and Director                            03/12/04
----------------------------------
        Richard P. Teets, Jr.



  /S/ DANIEL M. RIFKIN                                            Director                                      03/12/04
----------------------------------
           Daniel M. Rifkin


  /S/ JOHN C. BATES                                               Director                                      03/12/04
----------------------------------
            John C. Bates



  /S/ DR. JURGEN KOLB                                             Director                                      03/12/04
----------------------------------
           Dr. Jurgen Kolb



  /S/ NAOKI HIDAKA                                                Director                                      03/12/04
----------------------------------
            Naoki Hidaka


  /S/ JOSEPH D. RUFFOLO                                           Director                                      03/12/04
----------------------------------
           Joseph D. Ruffolo


  /S/ JAMES E. KELLEY                                             Director                                      03/12/04
----------------------------------
            James E. Kelley


  /S/ RICHARD J. FREELAND                                         Director                                      03/12/04
----------------------------------
          Richard J. Freeland


  /S/ PAUL B. EDGERLEY                                            Director                                      03/12/04
----------------------------------
           Paul B. Edgerley

