Form 10-Q
period 2004-03-31
STEEL DYNAMICS INC
filed 2004-05-04
CIK 1022671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes     No

As of April 21, 2004, Registrant had 49,303,108 outstanding shares of Common Stock.

Back to Contents

STEEL DYNAMICS, INC.
Table of Contents

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2004	December 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$58,294	$65,430
Accounts receivable, net	133,377	100,933
Accounts receivable-related parties	31,219	25,090
Inventories	235,989	184,496
Deferred taxes	13,224	23,217
Other current assets	15,839	8,769

Total current assets	487,942	407,935

Property, plant and equipment, net	1,007,068	1,001,116

Restricted cash	4,211	2,636

Other assets	35,565	36,752

Total assets	$1,534,786	$1,448,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,837	$42,698
Accounts payable-related parties	76,752	36,628
Accrued interest	8,247	11,312
Other accrued expenses	45,466	46,678
Current maturities of long-term debt	16,077	15,988

Total current liabilities	198,379	153,304

Long-term debt, including unamortized bond premium of $8,413 and $8,834, as of March 31, 2004 and December 31, 2003, respectively	587,777	591,586

Deferred taxes	117,378	115,703

Minority interest	1,262	613

Commitments and contingencies

Stockholders' equity:
Common stock voting, $.01 par value; 100,000,000 shares authorized;
51,597,116 and 51,011,839 shares issued; and 49,219,990 and 48,645,246 shares
outstanding, as of March 31, 2004 and December 31, 2003, respectively	515	509
Treasury stock, at cost; 2,377,126 and 2,366,593 shares, at March 31, 2004
and December 31, 2003, respectively	(28,908)	(28,670)
Additional paid-in capital	372,408	362,328
Retained earnings	289,216	257,254
Other accumulated comprehensive loss	(3,241)	(4,188)

Total stockholders’ equity	629,990	587,233

Total liabilities and stockholders’ equity	$1,534,786	$1,448,439

See notes to consolidated financial statements

Back to Contents

STEEL DYNAMICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,

	2004	2003

Net sales:
Unrelated parties	$334,379	$202,543
Related parties	49,766	32,961

Total net sales	384,145	235,504

Cost of goods sold	302,555	185,969

Gross profit	81,590	49,535

Selling, general and administrative expenses	23,050	14,975

Operating income	58,540	34,560

Interest expense	9,504	9,166
Other (income) expense, net	(2,103)	149

Income before income taxes	51,139	25,245

Income taxes	19,177	9,467

Net income	31,962	$15,778

Basic earnings per share	$.65	$.33

Weighted average common shares outstanding	48,947	47,601

Diluted earnings per share, including effect of assumed conversions	$.58	$.33

Weighted average common shares and share
equivalents outstanding	56,212	47,786

 See notes to consolidated financial statements

Back to Contents

STEEL DYNAMICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,

	2004	2003

Operating activities:
Net income	$31,962	$15,778
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	18,779	16,276
Deferred income taxes	11,668	5,244
Loss on disposal of property, plant and equipment	145	59
Minority interest	649	(651)
Changes in certain assets and liabilities:
Accounts receivable	(38,573)	(3,466)
Inventories	(51,493)	(14,480)
Other assets	(8,405)	694
Accounts payable	49,263	16,130
Accrued expenses	(3,330)	(10,917)

Net cash provided by operating activities	10,665	24,667

Investing activities:
Purchases of property, plant and equipment	(23,905)	(37,435)
Other investing activities	—	(8,291)

Net cash used in investing activities	(23,905)	(45,726)

Financing activities:
Issuance of long-term debt	29,939	21,712
Repayments of long-term debt	(33,659)	(21,418)
Issuance of common stock, net of expenses and proceeds
and tax benefits from exercise of stock options	10,086	1,007
Purchase of treasury stock	(238)	(176)
Debt issuance costs	(24)	(1,043)

Net cash provided by financing activities	6,104	82

Decrease in cash and equivalents	(7,136)	(20,977)
Cash and equivalents at beginning of period	65,430	24,218

Cash and equivalents at end of period	$58,294	$3,241

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,925	$15,632

Cash paid for federal and state income taxes	$77	$614

See notes to consolidated financial statements

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Steel Dynamics, Inc. (SDI), together with its subsidiaries after elimination of significant intercompany accounts and transactions. Minority interest represents the minority shareholders’ proportionate share in the equity or income of the company’s consolidated subsidiaries.

Use of Estimates. These financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that require management to make estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; valuation allowances for trade receivables, inventories and deferred income tax assets; potential environmental liabilities, litigation claims and settlements. Actual results may differ from these estimates and assumptions.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation. At March 31, 2004, the company had three incentive stock option plans and accounted for these plans under the recognition and measurement principles of Accounting Standards Board APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, no stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the three months ended March 31 (in thousands, except per share data):

	2004	2003

Net income, as reported	$31,962	$15,778
Stock-based employee compensation expense, using the
fair value based method, net of related tax effect	(716)	(583)

Net income, pro forma	$31,246	$15,195

Basic earnings per share:
As reported	$.65	$.33
Pro forma	.64	.32
Diluted earnings per share:
As reported	$.58	$.33
Pro forma	.57	.32

Note 2. Earnings Per Share

The company computes and presents earnings per common share in accordance with FASB Statement No. 128, “Earnings Per Share”. Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and dilutive shares related to the company’s convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect. The conversion requirements for the company’s convertible debt were met during the first quarter of 2004.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three months ended March 31 (in thousands, except per share data):

	2004			2003

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$31,692	48,947	$0.65	$15,778	47,601	$0.33
Dilutive stock option effect	—	502		—	185
Convertible subordinated debt effect	645	6,763		—	—

Diluted earnings per share	$32,337	56,212	$0.58	$15,778	47,786	$0.33

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the common share equivalents that were excluded from the company’s diluted earnings per share calculation because they were anti-dilutive or not convertible at March 31 (in thousands):

	2004	2003

Stock options	56	1,609
Convertible subordinated debt	—	6,763

Excluded common share equivalents	56	8,372

Note 3. Comprehensive Income

The following table presents the company’s components of comprehensive income, net of related tax, for the three months ended March 31 (in thousands):

	2004	2003

Net income available to common shareholders
	$31,962	$15,778
Unrealized gain on derivative instruments	647	387
Unrealized gain (loss) on available-for-sale securities	300	(57)

Comprehensive income	$32,909	$16,108

The company recorded a gain from hedging activities during the three months ended March 31, 2004 of approximately $275,000 and recorded a loss of approximately $257,000 during the three months ended March 31, 2003.

Note 4. Inventories

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Raw materials	$68,181	$46,347
Supplies	65,937	60,420
Work-in-progress	33,759	15,996
Finished goods	68,112	61,733

Total inventories	$235,989	$184,496

Note 5. Segment Information

The company has two reportable segments: steel operations and steel scrap substitute operations. The steel operations segment includes the company’s Flat Roll Division, Structural and Rail Division, and Bar Products Division. The Flat Roll Division sells a broad range of hot-rolled, cold-rolled and coated steel products, including a large variety of specialty products such as thinner gauge hot-rolled products, galvanized products, and painted products. The Flat Roll Division sells directly to end-users and service centers located primarily in the Midwestern United States and these products are used in numerous industry sectors, including the automotive, construction and commercial industries.

The Structural and Rail Division produces and sells structural steel beams, pilings, and other steel components directly to end-users and steel service centers to be used primarily in the construction, transportation and industrial machinery markets. This facility is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. The company anticipates supplying standard rail to potential customers to begin the evaluation process during the second quarter of 2004.

On December 29, 2003, the company’s Bar Products Division began commissioning and successfully produced certain SBQ and MBQ rounds. The company expects to increase its SBQ and MBQ product offerings throughout the first half of 2004 and anticipates the addition of angles, flats and channels during the third quarter. The facility’s anticipated annual production capacity is between 500,000 and 600,000 tons. The Bar Products Division plans to market its products directly to end-users and to service centers for the construction, transportation and industrial machinery markets.

Steel Scrap Substitute Operations. Steel scrap substitute operations include the revenues and expenses associated with the company’s wholly owned subsidiary, Iron Dynamics. From the time operations were halted in 2001 through the fourth quarter of 2002, the costs incurred at IDI were composed of those expenses required to maintain the facility and further evaluate the project and its related benefits. During the fourth quarter of 2002, IDI successfully completed certain operating trials utilizing a modified production process. This process may significantly reduce the eventual per-unit cost of liquid pig iron production. Throughout 2003, the company invested $13.3 million for capital expenditures required to implement this modified production process and Iron Dynamics restarted operations mid-November, producing approximately 15,100 tonnes of hot briquetted iron during December. Since restart, the Flat Roll Division has successfully used these iron briquettes as a part of its metallic raw material inputs. During the first quarter of 2004, IDI produced 31,800 tonnes of hot briquetted iron and

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the company is in the process of restarting the submerged arc furnace. This final stage of the IDI production process involves the liquefaction of the solid iron briquettes to produce liquid pig iron.

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

The company’s operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company’s steel operations include sales to non-U.S. companies of $2.8 million and $40.3 million for the three months ended March 31, 2004 and 2003, respectively. The company’s segment results for the three months ended March 31 are as follows (in thousands):

	2004	2003

Steel Operations
Net sales
External	$352,783	$216,574
Other segments	20,285	12,429
Operating income	64,917	41,041
Assets	1,258,039	1,097,589

Steel Scrap Substitute Operations
Net sales
External	$—	$—
Other segments	6,893	2
Operating loss	(2,684)	(2,094)
Assets	158,912	151,073

All Other
Net sales
External	$31,362	18,930
Other segments	353	117
Operating loss	(2,862)	(4,741)
Assets	230,449	151,836

Eliminations
Net sales
External	$—	$—
Other segments	(27,531)	(12,548)
Operating income (loss)	(831)	354
Assets	(112,614)	(104,533)

Consolidated
Net sales	$384,145	$235,504
Operating income	58,540	34,560
Assets	1,534,786	1,295,965

Note 6. Short-Term Bond Transaction

During the first quarter of 2004, the company entered into a transaction relating to the short-sale of $66.0 million of U.S. Treasury Securities. The transaction was intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses. As a result of this transaction, the company recorded short-term capital gains of $1.4 million, interest income of $70,000 and interest expense of $1.6 million during the first quarter. The company has an obligation to repurchase, on or before November 12, 2004, $66.0 million of U.S. Treasury Securities that had a market value of $70.3 million at March 31, 2004. The company has placed the proceeds of $73.0 million from the short sale into an interest-bearing collateral account to provide for this repurchase. At March 31, 2004, the net obligation of this transaction was $126,000, which included net accrued interest payable of $2.8 million.

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $300.0 million of senior notes due March 2009. Following are condensed consolidating financial statements of the company, including the guarantors. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the company and the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Condensed Consolidating Balance Sheets (in thousands)

As of March 31, 2004
	Parent	Guarantors	Combined Non-guarantors	Consolidating Adjustments	Total Consolidated

Cash	$55,793	$624	$1,877	$–	$58,294
Accounts receivable	153,203	133,948	17,470	(140,025)	164,596
Inventories	193,557	23,131	19,612	(311)	235,989
Other current assets	30,023	150	242	(1,352)	29,063

Total current assets	432,576	157,853	39,201	(141,688)	487,942
Property, plant and equipment, net	745,518	112,889	148,779	(118)	1,007,068
Other assets	298,068	59,343	225	(317,860)	39,776

Total assets	$1,476,162	$330,085	$188,205	$(459,666)	$1,534,786

Accounts payable	$109,545	$21,187	$14,530	$(16,673)	$128,589
Accrued expenses	45,581	4,034	5,765	(1,667)	53,713
Current maturities of long-term debt	12,200	—	3,897	(20)	16,077

Total current liabilities	167,326	25,221	24,192	(18,360)	198,379
Other liabilities	100,654	79,938	(19,732)	(43,482)	117,378
Long-term debt	572,730	—	23,889	(8,842)	587,777
Minority interest	27	—	—	1,235	1,262

Common stock	515	89,426	199,493	(288,919)	515
Treasury stock	(28,908)	—	—	—	(28,908)
Additional paid in capital	372,408	116,868	—	(116,868)	372,408
Retained earnings	294,593	18,632	(39,579)	15,570	289,216
Other accumulated comprehensive loss	(3,183)	—	(58)	—	(3,241)

Total stockholders’ equity	635,425	224,926	159,856	(390,217)	629,990

Total liabilities and stockholders’ equity	$1,476,162	$330,085	$188,205	$(459,666)	$1,534,786

As of December 31, 2003
	Parent	Guarantors	Combined Non-guarantors	Consolidating Adjustments	Total Consolidated

Cash	$64,008	$496	$926	$—	$65,430
Accounts receivable	123,315	119,785	13,037	(130,114)	126,023
Inventories	164,024	2,579	18,397	(504)	184,496
Other current assets	32,938	68	168	(1,188)	31,986

Total current assets	384,285	122,928	32,528	(131,806)	407,935
Property, plant and equipment, net	755,707	96,757	148,769	(117)	1,001,116
Other assets	260,538	36,855	262	(258,267)	39,388

Total assets	$1,400,530	$256,540	$181,559	$(390,190)	$1,448,439

Accounts payable	$64,069	$15,618	$11,025	(11,386)	$79,326
Accrued expenses	52,365	1,699	5,046	(1,120)	57,990
Current maturities of long-term debt	11,765	—	4,243	(20)	15,988

Total current liabilities	128,199	17,317	20,314	(12,526)	153,304
Other liabilities	108,680	73,310	(13,587)	(52,700)	115,703
Long-term debt	575,608	—	24,826	(8,848)	591,586
Minority interest	28	—	—	585	613

Common stock	509	46,482	189,735	(236,217)	509
Treasury stock	(28,670)	—	—	—	(28,670)
Additional paid in capital	362,328	116,868	—	(116,868)	362,328
Retained earnings	257,919	2,563	(39,612)	36,384	257,254
Other accumulated comprehensive loss	(4,071)	—	(117)	—	(4,188)

Total stockholders’ equity	588,015	165,913	150,006	(316,701)	587,233

Total liabilities and stockholders’ equity	$1,400,530	$256,540	$181,559	$(390,190)	$1,448,439

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Income (in thousands)

For the Three Months Ended March 31, 2004

	Parent	Guarantors	Combined Non-guarantors	Consolidating Adjustments	Total Consolidated

Net sales	$364,101	$373,068	$38,608	$(391,632)	$384,145
Cost of goods sold	283,180	367,975	35,250	(383,850)	302,555

Gross profit (loss)	80,921	5,093	3,358	(7,782)	81,590
Selling, general and administrative	16,883	3,462	2,862	(157)	23,050

Operating income (loss)	64,038	1,631	496	(7,625)	58,540
Interest expense	9,883	(633)	416	(162)	9,504
Other (income) expense, net	20,285	(22,579)	(2)	193	(2,103)

Income (loss) before income taxes
and equity in net income of subsidiaries	33,870	24,843	82	(7,656)	51,139
Income taxes	13,315	8,775	31	(2,944)	19,177

	20,555	16,068	51	(4,712)	31,962
Equity in net income of subsidiaries	16,119	—		(16,119)	—

Net income (loss)	$36,674	$16,068	$51	$(20,831)	$31,962

For the Three Months Ended March 31, 2003

	Parent	Guarantors	Combined Non-guarantors	Consolidating Adjustments	Total Consolidated

Net sales	$229,003	$229,003	$19,049	$(241,551)	$235,504
Cost of goods sold	178,840	226,873	19,654	(239,398)	185,969

Gross profit (loss)	50,163	2,130	(605)	(2,153)	49,535
Selling, general and administrative	12,735	1,603	2,111	(1,474)	14,975

Operating income (loss)	37,428	527	(2,716)	(679)	34,560
Interest expense	9,087	(233)	455	(143)	9,166
Other (income) expense, net	13,999	(14,022)	(1)	173	(149)

Income (loss) before income taxes
and equity in net income of subsidiaries	14,342	14,782	(3,170)	(709)	25,245
Income taxes	5,836	5,207	(1,189)	(387)	9,467

	8,506	9,575	(1,981)	(322)	15,778
Equity in net income of subsidiaries	7,594	—	—	(7,594)	—

Net income (loss)	$16,100	$9,575	$(1,981)	$(7,916)	$15,778

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Three Months Ended March 31, 2004

	Parent	Guarantors	Combined Non-guarantors	Total Consolidated

Net cash provided by (used in) operations	$37,145	$(26,961)	$481	$10,655
Net cash used in investing activities	(5,891)	(16,192)	(1,822)	(23,905)
Net cash provided by (used in)
financing activities	(39,469)	43,281	2,292	6,104

Increase (decrease) in cash and equivalents	(8,215)	128	951	(7,136)
Cash and equivalents at beginning of period	64,008	496	926	65,430

Cash and equivalents at end of period	$55,793	$624	$1,877	$58,294

For the Three Months Ended March 31, 2003

	Parent	Guarantors	Combined Non-guarantors	Total Consolidated

Net cash provided by (used in) operations	$143,961	$(116,959)	$(2,335)	$24,667
Net cash used in investing activities	(39,058)	(3,253)	(3,415)	(45,726)
Net cash provided by (used in)
financing activities	(125,213)	120,270	5,025	82

Increase (decrease) in cash and equivalents	(20,310)	58	(725)	(20,977)
Cash and equivalents at beginning of period	22,530	282	1,406	24,218

Cash and equivalents at end of period	$2,220	$340	$681	$3,241

Back to Contents

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements

Statements made in this report that are not statements of historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include, without limitation, any statements that may project, indicate or imply future results, events, performance or achievements. We refer you, however, to the section denominated "Forward-Looking Statements" and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, which we incorporate herein by reference, for a more detailed discussion of some of the many factors, variables, risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. We caution that any forward-looking statement reflects only our reasonable belief at the time the statement is made.

Income Statement Classifications

Net Sales. Our total net sales are a factor of net tons shipped, product mix and related pricing. Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales. We charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based on our cost of production. We also charge marginally higher prices for our value-added products from our cold mill. These products include hot-rolled and cold-rolled galvanized products, cold-rolled products, and painted products.

Cost of Goods Sold. Our cost of goods sold represents all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are steel scrap and scrap substitutes, alloys, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation and freight. Our metallic raw materials, steel scrap and scrap substitutes, represent the most significant component of our cost of goods sold.

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

Interest Expense. Interest expense consists of interest associated with our senior credit facilities and other debt agreements as described in the notes to our financial statements set forth in our most recent Annual Report on Form 10-K, net of capitalized interest costs that are related to construction expenditures during the construction period of capital projects.

Other (Income) Expense. Other income consists of interest income earned on our cash balances and any other non-operating income activity, including gains on certain short-term investments. Other expense consists of any non-operating costs.

First Quarter 2004 vs. First Quarter 2003 Operating Results

Net income was $32.0 million or $.58 per diluted share during the first quarter of 2004, compared with $15.8 million or $.33 per diluted share during the first quarter of 2003. This increase in our net income during 2004 was due to increased selling values and increased shipping volumes.

Gross Profit. During the first quarter of 2004, our net sales increased $148.6 million, or 63%, to $384.1 million and our consolidated shipments increased 151,000 tons, or 23%, to 799,000 tons, compared with the first quarter of 2003. The increase in shipments was primarily due to increased shipments of 133,000 tons from our Structural and Rail Division, which started commercial operations mid-2002. Our first quarter 2004 average consolidated selling price increased $118 per ton compared with the first quarter of 2003 and increased $119 per ton compared with the fourth quarter of 2003. We continue to see signs of a strengthening US economy and we are experiencing a related increase in demand and product base-pricing; however, our increase in selling values during the first quarter of 2004 was also due in part to the steel industry’s initiation of a surcharge mechanism, derived from an indexed scrap number, designed to pass some of the increased costs associated with rising metallic prices through to its customers.

Our metallic raw material cost per net ton charged increased $65 during the first quarter of 2004, and increased $93 when compared to the first quarter of 2003. While our cost of goods sold during the first quarter of 2004 remained a consistent 79% of net sales when compared with the first quarter of 2003, our metallic raw material costs as a percentage of total cost of goods sold increased to 67%, an 18% increase from the first quarter of 2003. This significant increase in the cost of our primary raw material as a percentage of our total manufacturing costs necessitated the surcharge. We anticipate a decrease in domestic metallic material prices, specifically steel scrap, during the second and possibly the third quarters of 2004. As these costs fall from historical highs, the surcharge will also decline and may eventually cease to be utilized in our product price determination.

We also expect to realize an increase in our product base-prices during the second and third quarters of 2004 as the US economy continues to strengthen and demand of steel products continues to increase. We believe this will result in a corresponding increase in our margins and, combined with an anticipated increase in our shipments due to the continued ramp-up of our Structural and Rail Division and the continued start-up of our Bar Products Division, would result in increased operating income.

Back to Content

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.1 million during the first quarter of 2004, as compared to $15.0 million during the same period in 2003, an increase of $8.1 million, or 54%. During the first quarter of 2004 and 2003, selling, general and administrative expenses represented approximately 6% of net sales.

     Interest Expense. Interest expense remained relatively flat at $9.5 million during the first quarter of 2004, as compared to $9.2 million during the first quarter of 2003. During the first quarter of 2004, gross interest expense increased 12% to $11.9 million and capitalized interest increased approximately $890,000 to $2.4 million, as compared to the same period in 2003. The interest capitalization that occurred during the first quarter of 2004 resulted from the interest required to be capitalized with respect to construction activities at our Bar Products Division and Structural and Rail Division.

     Other (Income) Expense. Other income was $2.1 million during the first quarter of 2004, as compared to other expense of $149,000 during the first quarter of 2003. During the first quarter of 2004, we recorded a $1.4 million gain related to a short-term U.S. Treasury Bond transaction which is intended to address interest rate exposure and generate capital gains that could be used to offset previously incurred capital losses.

     Income Taxes. During the first quarter of 2004, our income tax provision was $19.2 million, as compared to $9.5 million during the same period in 2003. Our effective tax rate was 37.5% for both periods.

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

     Working Capital. During the first quarter of 2004, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $45.1 million to $218.3 million compared to December 31, 2003. Due to higher selling prices and increased sales volume, trade receivables increased $38.6 million during the first quarter to $164.6 million, of which $161.1 million, or 98%, were less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 19% and 20% of our outstanding trade receivables at March 31, 2004 and December 31, 2003, respectively. During the first quarter our inventories increased $51.5 million to $236.0 million, due primarily to the increased cost of our metallic raw materials on-hand and to the start-up production of our Bar Products Division. Our trade payables increased $49.3 million during the first quarter, of which $40.1 million of the increase was associated with the amount we owed our primary metallic raw material supplier.

     Capital Expenditures. We invested $23.9 million in property, plant and equipment during the first quarter of 2004 related to our new divisions and improvement projects in our existing facilities. Approximately 68% of our capital investments were related to the continued conversion of our Bar Products Division. We believe these capital investments will increase our net sales and related cash flows as each project continues to develop.

     Capital Resources. As of March 31, 2004, $75.0 million under our senior secured revolving credit facility remained undrawn and available. Our ability to draw down the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in our senior secured credit agreement. We were in compliance with these covenants at March 31, 2004, and expect to remain in compliance during the next twelve months.

     Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness and for funding anticipated capital expenditures and working capital requirements.

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

Back to Contents

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk. In the normal course of business we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. At March 31, 2004, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Commodity Risk.In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand. Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 3 years. We believe that our production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. At March 31, 2004, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

               (a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of registrant’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of registrant’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon their evaluation, registrant’s principal executive officer and principal financial officer have concluded that registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

               (b) Changes in Internal Controls. There have been no significant changes in registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and, therefore, there were no corrective actions taken.

Back to Contents

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 18, 2004, General Motors Corporation filed a lawsuit against us in an Oakland, Michigan state court, claiming that we are in breach of an alleged contract to provide GM with approximately 50,000 additional tons of steel during the balance of 2004 at certain pre-established prices.  We deny that there is any legally binding contract between the parties that obligates us to provide GM with the steel in dispute, at the prices alleged.  The dollar amount in dispute is less than $4 million before taxes.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1 Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350
32.2 Principal Financial Officer Certification pursuant to 18 U.S.C. § 1350

(b)	Reports on Form 8-K:
We filed the following reports on Form 8-K during the three months ended March 31, 2004.

Date of Filing	Description	Reported

February 5, 2004	Item 12” Disclosure of Results of	Earnings press release for the quarter and
	Operations and Financial Condition”	year ended December 31, 2003

March 22, 2004	Item 9 “Regulation FD Disclosure”	Press release titled “Hollman Named a
Vice President of Steel Dynamics”

March 23, 2004	Item 9 “Regulation FD Disclosure”	Press release titled “Steel Dynamics Updates
First Quarter Outlook”

March 24, 2004	Item 9 “Regulation FD Disclosure”	Press release titled “Steel Dynamics Plans
Building Systems Expansion in Southeastern U.S.”

March 26, 2004	Item 9 “Regulation FD Disclosure”	Press release titled “Steel Dynamics Comments on
GM Lawsuit”

_____________________________________________________________________________________________________________

Items 2 through 5 of Part II are not applicable for this reporting period and have been omitted.

Back to Contents

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2004

STEEL DYNAMICS, INC.

By:	/s/ TRACY L. SHELLABARGER
Tracy L. Shellabarger
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)