Form 10-Q
period 2004-06-30
STEEL DYNAMICS INC
filed 2004-08-09
CIK 1022671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2004

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1929476 (I.R.S. Employer Identification No.)

6714 Pointe Inverness Way, Suite 200, Fort Wayne, IN (Address of principal executive offices)	46804 (Zip Code)

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

Yes      No

As of August 4, 2004, Registrant had 49,615,159 outstanding shares of Common Stock.

Back to Contents

STEEL DYNAMICS, INC.

Table of Contents

PART I.     Financial Information

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2004	December 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$38,441	$65,430
Accounts receivable, net	171,034	100,933
Accounts receivable-related parties	28,120	25,090
Inventories	280,170	184,496
Deferred taxes	12,563	23,217
Other current assets	18,105	8,769

Total current assets	548,433	407,935

Property, plant and equipment, net	1,018,005	1,001,116

Restricted cash	4,215	2,636

Other assets	33,301	36,752

Total assets	$1,603,594	$1,448,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,961	$42,698
Accounts payable-related parties	–	36,628
Accrued interest	14,862	11,312
Other accrued expenses	57,722	46,678
Current maturities of long-term debt	5,000	15,988

Total current liabilities	198,545	153,304

Long-term debt including unamortized bond premium of $7,991 and $8,834 as of June 30 2004 and December 31 2003 respectively	563,287	591,586

Deferred taxes	137,647	115,703

Minority interest	1,823	613

Commitments and contingencies

Stockholders’ equity:
Common stock voting, $.01 par value; 100,000,000 shares authorized; 51,824,065 and 51,011,839 shares issued; and 49,446,939 and 48,645,246 shares outstanding as of June 30 2004 and December 31 2003 respectively	517	509
Treasury stock at cost; 2,377 126 and 2,366,593 shares at June 30 2004 and December 31 2003 respectively	(28,908)	(28,670)
Additional paid-in capital	376,945	362,328
Retained earnings	356,508	257,254
Other accumulated comprehensive loss	(2,410)	(4,188)

Total stockholders’ equity	702,652	587,233

Total liabilities and stockholders’ equity	$1,603,954	$1,448,439

See notes to consolidated financial statements

Back to Contents

STEEL DYNAMICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales:
Unrelated parties	$474,317	$187,342	$809,983	$389,488
Related parties	51,340	31,290	99,819	64,648

Total net sales	525,657	218,632	909,802	454,136

Cost of goods sold	382,459	186,724	685,014	372,693

Gross profit	143,198	31,908	224,788	81,443

Selling, general and administrative expenses	28,082	14,682	51,132	29,657

Operating income	115,116	17,226	173,656	51,786

Interest expense	10,592	8,938	20,096	18,104
Other income	(3,143)	(399)	(5,246)	(250)

Income before income taxes	107,667	8,687	158,806	33,932

Income taxes	40,375	3,257	59,552	12,724

Net income	$67,292	$5,430	$99,254	$21,208

Basic earnings per share	$1.36	$.11	$2.02	$.45

Weighted average common shares outstanding	49,340	47,650	49,143	47,625

Diluted earnings per share, including effect of assumed conversions	$1.20	$11	$1.78	$.44

Weighted average common shares and share equivalents outstanding	56,545	47,853	56,379	47,820

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003

Operating activities:
Net income	$67,292	$5,430	$99,254	$21,208
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23,629	16,643	42,408	32,919
Deferred income taxes	20,930	6,186	32,598	11,430
Loss on disposal of property, plant and equipment	31	—	175	59
Minority interest	562	24	1,211	(627)
Changes in certain assets and liabilities:
Accounts receivable	(34,558)	9,706	(73,131)	6,240
Inventories	(44,181)	(5,740)	(95,674)	(20,220)
Other assets	(2,360)	(2,549)	(10,764)	(1,855)
Accounts payable	(7,628)	(450)	41,635	15,680
Accrued expenses	19,700	4,427	16,370	(6,490)

Net cash provided by operating activities	43,417	33,677	54,082	58,344

Investing activities:
Purchases of property, plant and equipment	(30,755)	(23,670)	(54,660)	(61,105)
Other investing activities	—	8	—	(8,283)

Net cash used in investing activities	(30,755)	(23,662)	(54,660)	(69,388)

Financing activities:
Issuance of long-term debt	134,182	26,768	164,121	48,480
Repayments of long-term debt	(169,749)	(28,482)	(203,408)	(49,900)
Issuance of common stock, net of expenses and proceeds
and tax benefits from exercise of stock options	4,539	663	14,625	1,670
Purchase of treasury stock	—	—	(238)	(176)
Debt issuance costs	(1,487)	(277)	(1,511)	(1,320)

Net cash used in financing activities	(32,515)	(1,328)	(26,411)	(1,246)

Increase (decrease) in cash and equivalents	(19,853)	8,687	(26,989)	(12,290)
Cash and equivalents at beginning of period	58,294	3,241	65,430	24,218
Cash and equivalents at end of period	$38,441	$11,928	$38,441	$11,928

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,420	$7,052	$20,345	$22,684

Cash paid for federal and state income taxes	$11,850	$6,860	$11,927	$7,474

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

Stock-Based Compensation. At June 30, 2004, the company had three incentive stock option plans and accounted for these plans under the recognition and measurement principles of Accounting Standards Board APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, no stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the three and six-month periods ended June 30 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003

Net income, as reported	$67,292	$5,430	$99,254	$21,208
Stock-based employee compensation expense, using the fair value based method, net of related tax effect	(714)	(544)	(1,430)	(1,127)

Net income, pro forma	$66,578	$4,886	$97,824	$20,081

Basic earnings per share:
As reported	$1.36	$.11	$2.02	$.45
Pro forma	1.35	.10	1.99	.42
Diluted earnings per share:
As reported	$1.20	$.11	$1.78	$.44
Pro forma	1.19	.10	1.76	.42

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

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three and six-month periods ended June 30 (in thousands, except per share data):

	Three Months Ended
	2004			2003
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share	$67,292	$49,340	$1.36	$5,430	$47,650	$0.11
Dilutive stock option effect	—	442		—	203
Convertible subordinated debt effect	683	6,763		—	—

Diluted earnings per share	$67,975	$56,545	$1.20	$5,430	$47,853	$0.11

Back to Contents

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended

	2004			2003

	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic earnings per share	$99,254	$49,143	$2.02	$21,208	$47,625	$.45
Dilutive stock option effect	—	473		—	195
Convertible subordinated debt effect	1,328	6,763		—	—

Diluted earnings per share	$100,582	$56,379	$1.78	$21,208	$47,820	$.44

The following table presents the common share equivalents that were excluded from the company’s diluted earnings per share calculation because they were anti-dilutive or not convertible at June 30 (in thousands):

	2004	2003

Stock options	39	1,158
Convertible subordinated debt	—	6,763

Excluded common share equivalents	39	7,921

Note 3. Comprehensive Income

The following table presents the company’s components of comprehensive income, net of related tax, for the three and six-months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended

	2004	2003	2004	2003

Net income available to common shareholders	$67,292	$5,430	$99,254	$21,208
Unrealized gain on derivative instruments	1,176	590	1,823	975
Unrealized gain (loss) on available-for-sale securities	(345)	114	(45)	57

Comprehensive income	$68,123	$6,134	$101,032	$22,240

Hedge ineffectiveness gain	$—	$257	$275	$—

Note 4. Inventories

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003

Raw materials	$110,419	$46,347
Supplies	69,797	60,420
Work-in-progress	30,061	15,996
Finished goods	69,893	61,733

Total inventories	$280,170	$184,496

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

The Structural and Rail Division produces and sells structural steel beams, pilings, and other steel components directly to end-users and steel service centers to be used primarily in the construction, transportation and industrial machinery markets. This facility is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. The company completed standard rail production trials in the second quarter and anticipates beginning rail shipments during the second half of 2004.

On December 29, 2003, the company’s Bar Products Division began commissioning and successfully produced certain SBQ and MBQ rounds. The company continues to increase its SBQ and MBQ product offerings and anticipates the addition of angles, flats and channels during the third quarter. The facility’s anticipated annual production capacity is between 500,000 and 600,000 tons. The Bar Products Division markets its products directly to end-users and to service centers for the construction, transportation and industrial machinery markets.

Back to Contents

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Steel Scrap Substitute Operations. Steel scrap substitute operations include the revenues and expenses associated with the company’s wholly owned subsidiary, Iron Dynamics. From the time operations were halted in 2001 through the fourth quarter of 2002, the costs incurred at IDI were composed of those expenses required to maintain the facility and further evaluate the project and its related benefits. During the fourth quarter of 2002, IDI successfully completed certain operating trials utilizing a modified production process. This process may significantly reduce the eventual per-unit cost of liquid pig iron production. Throughout 2003, the company invested $13.3 million for capital expenditures required to implement this modified production process, and Iron Dynamics restarted operations mid-November 2003. Since restart, the Flat Roll Division has successfully used these iron briquettes as a part of its metallic raw material inputs. During the first half of 2004, IDI produced 83,700 tonnes of hot briquetted iron and after restarting the submerged arc furnace in the second quarter produced 6,400 tonnes of liquid pig iron.

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

The company’s operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company’s steel operations include sales to non-U.S. companies of $10.5 million and $12.4 million for the three months ended June 30, 2004 and 2003, respectively, and $21.4 million and $52.7 million for the six months ended June 30, 2004 and 2003, respectively. The company’s segment results for the three months ended March 31 are as follows (in thousands):

	Three Months Ended		Six Months Ended

	2004	2003	2004	2003

Steel Operations
Net sales
External	$489,853	$199,264	$842,636	$415,838
Other segments	22,980	10,375	43,265	22,804
Operating income	127,434	22,262	192,351	63,303
Assets	1,338,748	1,100,426	1,338,748	1,100,426

Steel Scrap Substitute Operations
Net sales
External	$—	$—	$—	$—
Other segments	9,656	—	16,549	2
Operating loss	(3,357)	(2,294)	(6,041)	(4,388)
Assets	161,102	152,114	161,102	152,114

All Other
Net sales
External	$35,804	$19,368	$67,166	$38,298
Other segments	292	139	645	256
Operating loss	(8,092)	(3,372)	(10,954)	(8,113)
Assets	195,364	161,038	195,364	161,038

Eliminations
Net sales
External	$—	$—	$—	$—
Other segments	(32,928)	(10,514)	(60,459)	(23,062)
Operating income (loss)	(869)	630	(1,700)	984
Assets	(91,260)	(102,448)	(91,260)	(102,448)

Consolidated
Net sales	$525,657	$218,632	$909,802	$454,136
Operating income	115,116	17,226	173,656	51,786
Assets	1,603,954	1,311,130	1,603,954	1,311,130

Note 6. Short-Term Bond Transaction

During the first quarter of 2004, the company entered into a transaction relating to the short-sale of $66.0 million of U.S. Treasury Securities. The transaction was intended to address interest rate exposure and generate capital gains. As a result of this transaction, the company recorded short-term capital gains of $3.2 million, interest income of $175,000 and interest expense of $3.5 million during the six-months ended June 30, 2004. The company has an obligation to repurchase, on or before November 12, 2004, $66.0 million of U.S. Treasury Securities that had a market value of $68.4 million at June 30, 2004. The company has placed the proceeds of $73.0 million from the short sale into an interest-bearing collateral account to provide for this repurchase. At June 30, 2004, the net obligation of this transaction was $202,000, which included net accrued interest payable of $4.8 million.

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

Condensed Consolidating Balance Sheets (in thousands)

As of June 30, 2004

	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Cash	$32,514	$577	$5,350	$—	$38,441
Accounts receivable	166,006	158,768	23,233	(148,853)	199,154
Inventories	222,819	36,417	21,203	(269)	280,170
Other current assets	28,876	864	1,117	(189)	30,668

Total current assets	450,215	196,626	50,903	(149,311)	548,433
Property, plant and equipment, net	735,678	131,887	150,558	(118)	1,018,005
Other assets	360,975	90,531	143	(414,133)	37,516

Total assets	$1,546,868	$419,044	$201,604	$(563,562)	$1,603,954

Accounts payable	$102,749	$21,534	$18,043	$(21,365)	$120,961
Accrued expenses	61,433	5,034	6,816	(699)	72,584
Current maturities of long-term debt	2,924	—	2,097	(21)	5,000

Total current liabilities	167,106	26,568	26,956	(22,085)	198,545
Other liabilities	104,845	142,206	10,949	(120,353)	137,647
Long-term debt	562,417	—	1,032	(162)	563,287
Minority interest	—	—	—	1,823	1,823
Common stock	517	89,426	202,184	(291,610)	517
Treasury stock	(28,908)	—	—	—	(28,908)
Additional paid in capital	376,945	116,868	—	(116,868)	376,945
Retained earnings	366,373	43,976	(39,534)	(14,307)	356,508
Other accumulated comprehensive loss	(2,427)	—	17	—	(2,410)

Total stockholders’ equity	712,500	250,270	162,667	(422,785)	702,652

Total liabilities and stockholders’ equity	$1,546,868	$419,044	$201,604	$(563,562)	$1,603,954

As of December 31, 2003

	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Cash	$64,008	$496	$926	$—	$65,430
Accounts receivable	123,315	119,785	13,037	(130,114)	126,023
Inventories	164,024	2,579	18,397	(504)	184,496
Other current assets	32,938	68	168	(1,188)	31,986

Total current assets	384,285	122,928	32,528	(131,806)	407,935
Property, plant and equipment, net	755,707	96,757	148,769	(117)	1,001,116
Other assets	260,538	36,855	262	(258,267)	39,388

Total assets	$1,400,530	$256,540	$181,559	$(390,190)	$1,448,439

Accounts payable	$64,069	$15,618	$11,025	$(11,386)	$79,326
Accrued expenses	52,365	1,699	5,046	(1,120)	57,990
Current maturities of long-term debt	11,765	—	4,243	(20)	15,988

Total current liabilities	128,199	17,317	20,314	(12,526)	153,304
Other liabilities	108,680	73,310	(13,587)	(52,700)	115,703
Long-term debt	575,608	—	24,826	(8,848)	591,586
Minority interest	28	—	—	585	613
Common stock	509	46,482	189,735	(236,217)	509
Treasury stock	(28,670)	—	—	—	(28,670)
Additional paid in capital	362,328	116,868	—	(116,868)	362,328
Retained earnings	257,919	2,563	(39,612)	36,384	257,254
Other accumulated comprehensive loss	(4,071)	—	(117)	—	(4,188)

Total stockholders’ equity	588,015	165,913	150,006	(316,701)	587,233

Total liabilities and stockholders’ equity	$1,400,530	$256,540	$181,559	$(390,190)	$1,448,439

Back to Contents

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Income (in thousands)

For the Three Months Ended, June 30, 2004

	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Net sales	$471,903	$512,833	$45,752	$(504,831)	$525,657
Cost of goods sold	337,053	500,539	42,413	(497,546)	382,459

Gross profit (loss)	134,850	12,294	3,339	(7,285)	143,198
Selling, general and administrative	21,547	3,806	2,840	(111)	28,082

Operating income (loss)	113,303	8,488	499	(7,174)	115,116
Interest expense	9,989	4	427	—	10,592
Other (income) expense	27,862	(30,865)	—	(140)	(3,143)

Income (loss) before income taxes and equity in net loss of subsidiaries	75,452	39,349	72	(7,206)	107,667
Income taxes	29,062	14,004	27	(2,718)	40,375

	46,390	25,345	45	(4,488)	67,292
Equity in net income of subsidiaries	25,390	—	—	(25,390)	—

Net income (loss)	$71,780	$25,345	$45	$(29,878)	$67,292

For the Three Months Ended, June 30, 2003

	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Net sales	$209,640	$—	$19,506	$(10,514)	$218,632
Cost of goods sold	177,905	—	19,911	(11,092)	186,724

Gross profit (loss)	31,735	—	(405)	578	31,908
Selling, general and administrative	11,480	949	2,305	(52)	14,682

Operating income (loss)	20,255	(949)	(2,710)	630	17,226
Interest expense	8,981	(287)	430	(186)	8,938
Other (income) expense	12,353	(12,967)	(1)	216	(399)

Income (loss) before income taxes and equity in net loss of subsidiaries	(1,079)	12,305	(3,139)	600	8,687
Income taxes	130	4,304	(1,177)	—	3,257

	(1,209)	8,001	(1,962)	600	5,430
Equity in net income of subsidiaries	6,040	—	—	(6,040)	—

Net income (loss)	$4,831	$8,001	$(1,962)	$(5,440)	$5,430

Back to Contents

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended,
June 30, 2004

			Combined	Consolidating	Total
	Parent	Guarantor	non-guarantors	adjustments	consolidated

Net sales	$836,004	$885,901	$84,360	$(896,463)	$909,802
Cost of goods sold	620,233	868,514	77,663	(881,396)	685,014

Gross profit	215,771	17,387	6,697	(15,067)	224,788
Selling, general and administrative	38,430	7,268	5,702	(268)	51,132

Operating income (loss)	177,341	10,119	995	(14,799)	173,656
Interest expense	19,872	(629)	843	10	20,096
Other (income) expense	48,147	(53,444)	(2)	53	(5,246)

Income (loss) before income taxes and Equity in net loss of subsidiaries	109,322	64,192	154	(14,862)	158,806
Income taxes	42,377	22,779	58	(5,662)	59,552

	66,945	41,413	96	(9,200)	99,254
Equity in net income of subsidiaries	41,509	—	—	(41,509)	—

Net income (loss)	$108,454	$41,413	$96	$(50,709)	$99,254

For the Six Months Ended,
June 30, 2003

			Combined	Consolidating	Total
	Parent	Guarantor	non-guarantors	adjustments	consolidated

Net sales	$438,643	$—	$38,555	$(23,062)	$454,136
Cost of goods sold	356,745	—	39,565	(23,617)	372,693

Gross profit	81,898	—	(1,010)	555	81,443
Selling, general and administrative	24,215	1,455	4,416	(429)	29,657

Operating income (loss)	57,683	(1,455)	(5,426)	984	51,786
Interest expense	18,068	(520)	885	(329)	18,104
Other (income) expense	26,352	(26,989)	(2)	389	(250)

Income (loss) before income taxes and Equity in net loss of subsidiaries	13,263	26,054	(6,309)	924	33,932
Income taxes	5,966	9,124	(2,366)	—	12,724

	7,297	16,930	(3,943)	924	21,208
Equity in net income of subsidiaries	12,988	—	—	(12,988)	—

Net income (loss)	$20,285	$16,930	$(3,943)	$(12,064)	$21,208

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Six Months Ended,
June 30, 2004

			Combined	Total
	Parent	Guarantors	non-guarantors	consolidated

Net cash provided by (used in) operations	$112,333	$(57,245)	$(1,006)	$54,082
Net cash used in investing activities	(12,677)	(36,511)	(5,472)	(54,660)
Net cash provided by (used in) in financing activities	(131,150)	93,837	10,902	(26,411)

Increase (decrease) in cash and equivalents	(31,495)	82	4,424	(26,989)
Cash and equivalents at beginning of year	64,008	496	926	65,430

Cash and equivalents at end of year	$32,514	$577	$5,350	$38,441

For the Six Months Ended
June 30, 2003

			Combined	Total
	Parent	Guarantors	non-guarantors	consolidated

Net cash provided by (used in) operations	$61,420	$(720)	$(2,356)	$58,344
Net cash used in investing activities	(55,626)	(8,463)	(5,299)	(69,388)
Net cash provided by (used in) financing activities	(17,789)	9,162	7,381	(1,246)

Decrease in cash and equivalents	(11,995)	(21)	(274)	(12,290)
Cash and equivalents at beginning of year	22,530	282	1,406	24,218

Cash and equivalents at end of year	$10,535	$261	$1,132	$11,928

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements made in this report that are not statements of historical fact are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, any statements that may project, indicate or imply future results, events, performance or achievements. We refer you, however, to the section denominated “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, which we incorporate herein by reference, for a more detailed discussion of some of the many factors, variables, risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. We caution that any forward-looking statement reflects only our reasonable belief at the time the statement is made.

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

Second Quarter 2004 vs. Second Quarter 2003 Operating Results

Net income was $67.3 million or $1.20 per diluted share during the second quarter of 2004, compared with $5.4 million or $.11 per diluted share during the second quarter of 2003. This increase in our net income during 2004 was due to increased selling values and increased shipping volumes.

Gross Profit. During the second quarter of 2004, our net sales increased $307.0 million, or 140%, to $525.7 million and our consolidated shipments increased 236,000 tons, or 36%, to 889,000 tons, compared with the second quarter of 2003. The increase in shipments was primarily due to increased shipments of 101,000 tons from our Structural and Rail Division, which started commercial operations mid-2002 and shipments of 82,000 tons from our Bar Products Division, which started commercial operations during the first quarter of 2004. Our second quarter 2004 average consolidated selling price increased $256 per ton compared with the second quarter of 2003 and increased $110 per ton compared with the first quarter of 2004. We continue to see signs of a strengthening US economy and we are experiencing a related increase in demand and product base-pricing; however, our increase in selling values during the first half of 2004 was also due in part to the steel industry’s initiation of a surcharge mechanism, derived from an indexed scrap number, designed to pass some of the increased costs associated with rising metallic prices through to its customers.

Our metallic raw material cost per net ton charged increased $82 during the first half of 2004, of which $16 per ton occurred during the second quarter. When compared to the first half of 2003, our metallic raw material cost per net ton charged increased $98, or 81%. Our metallic raw material costs as a percentage of total cost of goods sold increased to 62%, a 12% increase from the first half of 2003. This increase in the cost of our primary raw material as a percentage of our total manufacturing costs necessitated the surcharge. We anticipate a further increase in our metallic raw material costs, specifically steel scrap, during the remainder of 2004. If these costs fall from historical highs, the surcharge will also decline and may eventually cease to be utilized in our product price determination.

We also expect to realize an increase in our product base-prices during the third quarter of 2004 as the US economy continues to strengthen and demand of steel products continues to increase. We believe this will result in a corresponding increase in our margins and, combined with an anticipated increase in our shipments due to the continued ramp-up of our Structural and Rail Division and the continued start-up of our Bar Products Division, would result in increased operating income.

Back to Contents

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $28.1 million during the second quarter of 2004, as compared to $14.7 million during the same period in 2003, an increase of $13.4 million, or 91%. This increase was attributed to increased profit sharing expense of $5.3 million, due to our increased income before taxes and to our June 2004 refinancing which resulted in a write-off of previously capitalized financing costs in the amount of $3.1 million. During the second quarter of 2004 and 2003, selling, general and administrative expenses represented approximately 5% and 7% of net sales, respectively.

Interest Expense. During the second quarter of 2004, gross interest expense increased 13% to $12.0 million and capitalized interest decreased $254,000 to $1.4 million, as compared to the same period in 2003. Gross interest expense remained relatively flat during the first half of 2004. The interest capitalization that occurred during 2004 resulted from the interest required to be capitalized with respect to construction activities at our Bar Products Division and Structural and Rail Division. We anticipate gross interest expense and capitalized interest to continue to decrease slightly through the end of the year.

Other (Income) Expense. Other income was $3.1 million during the second quarter of 2004, as compared to $400,000 during 2003. During the first quarter of 2004 we entered into a short-term U.S. Treasury Bond transaction which is intended to address interest rate exposure and generate capital gains. During the second quarter of 2004, we recorded a $1.9 million gain as a result of this transaction. We also recorded a $1.0 million gain from the early extinguishment of certain debt associated with our Structural and Rail Division.

Income Taxes. During the second quarter of 2004, our income tax provision was $40.4 million, as compared to $3.3 million during the same period in 2003. Our effective income tax rate was 37.5% for both periods; however, if our profitability is sustained or increases during the second half of 2004, we may increase our effective income tax rate to 38%. This increase would be necessary due to an increase in state income taxes created by higher profitability.

First Half 2004 vs. First Half 2003 Operating Results

      Net income was $99.3 million or $1.78 per diluted share during the first half of 2004, compared with $21.2 million or $.44 per diluted share during the first half of 2003. This increase in our net income during 2004 was due to increased selling values and increased shipping volumes.

Gross Profit. During the first half of 2004, our net sales increased $455.7 million, or 100%, to $909.8 million and our consolidated shipments increased 387,000 tons, or 30%, to 1.7 million tons, compared with the first half of 2003. The increase in shipments was primarily due to increased shipments of 232,000 tons from our Structural and Rail Division, which started commercial operations mid-2002 and shipments of 102,000 tons from our Bar Products Division, which started commercial operations during the first quarter of 2004. Our first half 2004 average consolidated selling price increased $190 per ton, or 54%, compared with the first half of 2003. This is due in part to the previously discussed increase in base-prices resulting from strong demand, the surcharge mechanism and our shipping product mix becoming higher-value added with the addition of the Flat Roll Division’s painted products and the continued ramp-up of our Bar Products Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $51.1 million during the first half of 2004, as compared to $29.7 million during the same period in 2003, an increase of $21.5 million, or 72%. This increase was attributed to increased profit sharing expense of $6.4 million, due to our increased income before taxes and to our June 2004 refinancing which resulted in a write-off of previously capitalized financing costs in the amount of $3.1 million. During the first half of 2004 and 2003, selling, general and administrative expenses represented approximately 6% and 7% of net sales, respectively.

Interest Expense. Interest expense remained relatively flat at $20.1 million during the first half of 2004, as compared to $18.1 million during the first half of 2003. During the first half of 2004, gross interest expense increased 12% to $23.9 million and capitalized interest increased $636,000 to $3.8 million, as compared to the same period in 2003. The interest capitalization that occurred during the first half of 2004 resulted from the interest required to be capitalized with respect to construction activities at our Bar Products Division and Structural and Rail Division.

Other (Income) Expense. Other income was $5.2 million during the first half of 2004, as compared to $250,000 during the first half of 2003. During the first quarter of 2004 we entered into a short-term U.S. Treasury Bond transaction which is intended to address interest rate exposure and generate capital gains. During the first half of 2004, we recorded a $3.3 million gain as a result of this transaction. We also recorded a $1.0 million gain from the early extinguishment of certain debt associated with our Structural and Rail Division during the second quarter.

Income Taxes. During the first half of 2004, our income tax provision was $59.6 million, as compared to $12.7 million during the same period in 2003. Our effective tax rate was 37.5% for both periods.

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

Back to Contents

Working Capital. During the first half of 2004, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $112.6 million to $285.8 million compared to December 31, 2003. Due to higher selling prices and increased sales volume, trade receivables increased $73.1 million during the first half to $199.2 million, of which $197.1 million, or 99%, were less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 14% and 20% of our outstanding trade receivables at June 30, 2004 and December 31, 2003, respectively. During the first half our inventories increased $95.7 million to $280.2 million, due primarily to the increased cost and volume of our metallic raw materials on-hand and to the start-up production of our Bar Products Division. Our trade payables increased $41.6 million during the first half, a significant portion of which was associated with the amount we owed various vendors for metallic raw material purchases.

Capital Expenditures. We invested $54.7 million in property, plant and equipment during the first half of 2004 related to our new divisions and improvement projects in our existing facilities. Approximately 67% of our capital investments were related to the continued conversion of our Bar Products Division. We believe these capital investments will increase our net sales and related cash flows as each project continues to develop.

Capital Resources. On June 30, 2004, we completed a refinancing of our senior secured credit facilities and entered into a new 4-year $230 million senior secured revolving credit facility. A portion of the proceeds from the new revolver and cash on hand were used to prepay certain existing senior secured debt, including our term loan B facility of $108 million. At June 30, 2004, with the completion of the refinancing, we increased our credit facility liquidity from approximately $75 million to $130 million. The proceeds from the revolver will be available for working capital and other general corporate purposes. As a result of this refinancing we wrote-off $3.1 million of previously capitalized financing costs associated with the refinanced debt. Our ability to draw down the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in our senior secured credit agreement. We were in compliance with these covenants at June 30, 2004, and expect to remain in compliance during the next twelve months.

Our new senior secured credit agreement allows us to pay cash dividends dependent upon our continued compliance with the financial covenants and other covenants within the agreement. On July 14, 2004, our Board of Directors declared our first cash dividend. The dividend of $0.075 (seven and one-half cents) per common share is payable August 13, 2004 to shareholders of record at the close of business on July 26, 2004. We estimate the aggregate dividend payment will be $3.7 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. In the normal course of business we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. At June 30, 2004, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Commodity Risk. In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand. Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 3 years. We believe that our production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. At March 31, 2004, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Back to Contents

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 4, 2004 the Oakland County (Michigan) Circuit Court granted Steel Dynamics’ motion to dismiss General Motors Corporation’s complaint for breach of an alleged steel supply contract, which GM had filed on March 18, 2004 and which Steel Dynamics described in its March 25, 2004 press release and Form 8-K filed on the same date. The Court dismissed the complaint, with prejudice, for failure to state any legally sufficient claim, finding that a January 22, 2003 GM drafted letter to Steel Dynamics, upon which GM had relied in asserting the existence of a multi-year supply contract, lacked mutuality of obligation and did not constitute an enforceable agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held May 20, 2004. Proxies were solicited for the Annual Meeting in accordance with the requirements of The Securities Exchange Act 1935. At the Annual Meeting, the following occurred:

•	With respect to Item 1 in our Proxy Statement (Election of Directors):

Director	Shares Voted For	Shares Voted Against or Withheld

Keith E. Busse	45,252,340	2,102,563
Mark D. Millett	43,908,275	3,446,628
Richard P. Teets, Jr.	43,907,264	3,447,639
John C. Bates	44,362,433	2,992,470
Paul B. Edgerley	45,093,684	2,261,219
Richard J. Freeland	30,518,867	16,836,036
Naoki Hidaka	45,380,465	1,974,438
James E. Kelley	45,248,975	2,105,928
Dr. Jürgen Kolb	45,252,340	2,102,563
Joseph D. Ruffolo	45,250,537	2,104,366

•	With respect to Item 2 in our Proxy Statement (Ratification of the Appointment of Independent Auditors), Ernst & Young LLP was approved as our independent auditors for the year 2004:

Shares Voted For	44,804,733
Shares Voted Against	2,471,584
Abstentions	78,585

•	With respect to Item 3 in our Proxy Statement (Approval of Employee Stock Purchase Plan), the Employee Stock Purchase Plan was approved:

Shares Voted For	36,633,960
Shares Voted Against	5,624,672
Abstentions	13,798

Back to Contents

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. § 1350

(b)	Reports on Form 8-K:

We filed the following reports on Form 8-K during the three months ended June 30, 2004.

Date of Filing	Description	Reported

April 15, 2004	Item 12” Disclosure of Results of Operations and Financial Condition”	Earnings press release for the quarter ended March 31, 2004

April 6, 2004	Item 9 “Regulation FD Disclosure”	Press release titled “Steel Dynamics Forecasts Strong 2004 Performance”

May 7, 2004	Item 9 “Regulation FD Disclosure”	Press release titled “Steel Dynamics’ Bar Bar Products Mill Achieves Profitability in April”

May 10, 2004	Item 5 “Other events and Regulation FD Disclosure”	Press release to disclose the limitation of share issuances for the Employee Stock Purchase Plan

May 20, 2004	Item 9 “Regulation FD Disclosure”	Press release titled “Steel Dynamics Updates 2004 Outlook”

Items 2, 3 and 5 of Part II are not applicable for this reporting period and have been omitted.

Back to Contents

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2004

STEEL DYNAMICS, INC.

By:	/s/	TRACY L. SHELLABARGER
Tracy L. Shellabarger
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)