Form 10-Q
period 2004-09-30
STEEL DYNAMICS INC
filed 2004-11-08
CIK 1022671

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2004

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

As of November 2, 2004, Registrant had 49,881,377 outstanding shares of Common Stock.

STEEL DYNAMICS, INC.

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2004	December 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$159,674	$65,430
Accounts receivable, net	202,601	100,933
Accounts receivable-related parties	45,151	25,090
Inventories	285,790	184,496
Deferred taxes	8,883	23,217
Other current assets	15,383	8,769

Total current assets	717,482	407,935
Property, plant and equipment, net	1,014,698	1,001,116
Restricted cash	1,649	2,636
Other assets	31,184	36,752

Total assets	$1,765,013	$1,448,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144,181	$42,698
Accounts payable-related parties	1,300	36,628
Accrued interest	10,888	11,312
Other accrued expenses	69,490	46,678
Current maturities of long-term debt	2,277	15,988

Total current liabilities	228,136	153,304
Long-term debt, including unamortized bond premium of $7,569 and $8,834, as of September 30, 2004 and December 31, 2003, respectively	548,724	591,586
Deferred taxes	168,775	115,703
Minority interest	2,274	613
Commitments and contingencies
Stockholders’ equity:
Common stock voting, $.01 par value; 100,000,000 shares authorized; 52,130,841 and 51,011,839 shares issued; and 49,769,186 and 48,645,246 shares outstanding, as of September 30, 2004 and December 31, 2003, respectively	520	509
Treasury stock, at cost; 2,361,655 and 2,366,593 shares, at September 30, 2004 and December 31, 2003, respectively	(28,719)	(28,670)
Additional paid-in capital	384,185	362,328
Retained earnings	462,671	257,254
Other accumulated comprehensive loss	(1,553)	(4,188)

Total stockholders’ equity	817,104	587,233

Total liabilities and stockholders’ equity	$1,765,013	$1,448,439

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net sales:
Unrelated parties	$562,552	$233,594	$1,372,535	$613,082
Related parties	72,189	30,358	172,008	95,006

Total net sales	634,741	253,952	1,544,543	708,088
Cost of goods sold	406,489	215,097	1,091,503	587,790

Gross profit	228,252	38,855	453,040	120,298
Selling, general and administrative expenses	34,992	16,010	86,124	45,667

Operating income	193,260	22,845	366,916	74,631
Interest expense	10,469	8,251	30,565	26,355
Other income	(458)	(112)	(5,704)	(362)

Income before income taxes	183,249	14,706	342,055	48,638
Income taxes	69,635	5,515	129,187	18,239

Net income	$113,614	$9,191	$212,868	$30,399

Basic earnings per share	$2.29	$.19	$4.32	$.64

Weighted average common shares outstanding	49,611	47,797	49,299	47,683

Diluted earnings per share, including effect of assumed conversions	$2.01	$.19	$3.80	$.63

Weighted average common shares and share equivalents outstanding	56,881	48,122	56,546	47,920

Dividends declared per share	$.15	$—	$.15	$—

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Operating activities:
Net income	$113,614	$9,191	$212,868	$30,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,735	17,472	64,143	50,391
Deferred income taxes	34,272	9,491	66,871	20,921
Loss on disposal of property, plant and equipment	583	—	757	—
Minority interest	451	86	1,661	(541)
Changes in certain assets and liabilities:
Accounts receivable	(48,598)	(4,879)	(121,729)	1,361
Inventories	(5,620)	2,043	(101,294)	(18,177)
Other assets	6,612	(3,124)	(4,152)	(4,920)
Accounts payable	24,519	8,649	66,154	24,329
Accrued expenses	5,455	524	21,825	(5,966)

Net cash provided by operating activities	153,023	39,453	207,104	97,797

Investing activities:
Purchases of property, plant and equipment	(18,211)	(28,883)	(72,872)	(89,988)
Other investing activities	55	—	55	(8,283)

Net cash used in investing activities	(18,156)	(28,883)	(72,817)	(98,271)

Financing activities:
Issuance of long-term debt	162	11,343	164,284	59,823
Repayments of long-term debt	(17,450)	(14,588)	(220,857)	(64,488)
Issuance of common stock, net of expenses and proceeds and tax benefits from exercise of stock options	7,244	2,744	21,869	4,414
Issuance (purchase) of treasury stock	189	—	(49)	(176)
Dividends paid	(3,719)	—	(3,719)	—
Debt issuance costs	(60)	(413)	(1,571)	(1,733)

Net cash used in financing activities	(13,634)	(914)	(40,043)	(2,160)

Increase (decrease) in cash and equivalents	121,233	9,656	94,244	(2,634)
Cash and equivalents at beginning of period	38,441	11,928	65,430	24,218

Cash and equivalents at end of period	$159,674	$21,584	$159,674	$21,584

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,545	$14,662	$35,890	$37,346

Cash paid for federal and state income taxes	$13,679	$—	$25,638	$7,474

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Accounting Policies

Principles of Consolidation.The consolidated financial statements include the accounts of Steel Dynamics, Inc. (SDI), together with its subsidiaries after elimination of significant intercompany accounts and transactions.  Minority interest represents the minority shareholders’ proportionate share in the equity or income of the company’s consolidated subsidiaries.

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

Stock-Based Compensation.  At September 30, 2004, the company had three incentive stock option plans and accounted for these plans under the recognition and measurement principles of Accounting Standards Board APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Under APB 25, no stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123 to its stock-based employee compensation for the three and nine-month periods ended September 30 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	2004	2003	2004	2003

Net income, as reported	$113,614	$9,191	$212,868	$30,399
Stock-based employee compensation expense, using the fair value based method, net of related tax effect	(944)	(559)	(2,373)	(1,686)

Net income, pro forma	$112,670	$8,632	$210,495	$28,713

Basic earnings per share:
As reported	$2.29	$.19	$4.32	$.64
Pro forma	2.27	.18	4.27	.60
Diluted earnings per share:
As reported	$2.01	$.19	$3.80	$.63
Pro forma	1.99	.18	3.76	.60

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

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three and nine-month periods ended September 30 (in thousands, except per share data):

	Three Months Ended

	2004			2003

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$113,614	49,611	$2.29	$9,191	47,797	$.19
Dilutive stock option effect	—	507		—	325
Convertible subordinated debt effect	671	6,763		—	—

Diluted earnings per share	$114,285	56,881	$2.01	$9,191	48,122	$.19

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended

	2004			2003

	Net Income (Numerator)	Shares (Denominato)r	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$212,868	49,299	$4.32	$30,399	47,683	$.64
Dilutive stock option effect	—	484		—	237
Convertible subordinated debt effect	1,998	6,763		—	—

Diluted earnings per share	$214,866	56,546	$3.80	$30,399	47,920	$.63

The following table presents the common share equivalents that were excluded from the company’s diluted earnings per share calculation because they were anti-dilutive or not convertible at September 30 (in thousands):

	2004	2003

Stock options	—	624
Convertible subordinated debt	—	6,763

Excluded common share equivalents	—	7,387

Note 3.  Comprehensive Income

The following table presents the company’s components of comprehensive income, net of related tax, for the three and nine-months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended

	2004	2003	2004	2003

Net income available to common shareholders	$113,614	$9,191	$212,868	$30,399
Unrealized gain on derivative instruments	873	957	2,696	1,932
Unrealized gain (loss) on available-for-sale securities	(17)	195	(61)	252

Comprehensive income	$114,470	$10,343	$215,503	$32,583

Hedge ineffectiveness gain	$—	$—	$—	$—

Note 4.  Inventories

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.  Inventory consisted of the following (in thousands):

	September 30, 2004	December 31, 2003

Raw materials	$95,689	$46,347
Supplies	70,989	60,420
Work-in-progress	42,472	15,996
Finished goods	76,640	61,733

Total inventories	$285,790	$184,496

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

The Structural and Rail Division produces and sells structural steel beams, pilings, and other steel components directly to end-users and steel service centers to be used primarily in the construction, transportation and industrial machinery markets.  This facility is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry.  The company has completed standard rail production trials and anticipates beginning rail shipments for evaluation before the end of 2004.

On December 29, 2003, the company’s Bar Products Division began commissioning and successfully produced certain SBQ and MBQ rounds.  The company continues to increase its SBQ and MBQ product offerings and anticipates the addition of angles, flats and channels during the fourth quarter.  The facility’s anticipated annual production capacity is between 500,000 and 600,000 tons.  The Bar Products Division markets its products directly to end-users and to service centers for the construction, transportation and industrial machinery markets.

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Steel Scrap Substitute Operations.  Steel scrap substitute operations include the revenues and expenses associated with the company’s wholly owned subsidiary, Iron Dynamics.  From the time operations were halted in 2001 through the fourth quarter of 2002, the costs incurred at IDI were composed of those expenses required to maintain the facility and further evaluate the project and its related benefits.  During the fourth quarter of 2002, IDI successfully completed certain operating trials utilizing a modified production process.  This process reduced the per-unit cost of liquid pig iron production.  Throughout 2003, the company invested $13.3 million for capital expenditures required to implement this modified production process, and Iron Dynamics restarted operations mid-November 2003.  During the first nine months of 2004, IDI produced 123,000 tonnes of hot briquetted iron and after restarting the submerged arc furnace in June produced 19,200 tonnes of liquid pig iron during the third quarter.

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

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements.  Intersegment sales and any related profits are eliminated in consolidation.  The external net sales of the company’s steel operations include sales to non-U.S. companies of $30.3 million and $7.4 million for the three months ended September 30, 2004 and 2003, respectively, and $36.6 million and $60.1 million for the nine months ended September 30, 2004 and 2003, respectively.  The company’s segment results for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	2004	2003	2004	2003

Steel Operations
Net sales
External	$592,814	$231,276	$1,435,449	$647,114
Other segments	28,837	14,374	72,103	37,179
Operating income	208,451	24,536	400,802	87,839
Assets	1,360,037	1,106,122	1,360,037	1,106,122
Steel Scrap Substitute Operations
Net sales
External	$—	$—	$—	$—
Other segments	10,745	9	27,294	11
Operating loss	(3,347)	(2,951)	(9,388)	(7,339)
Assets	166,288	157,486	166,288	157,486
All Other
Net sales
External	$41,927	$22,676	$109,094	$60,974
Other segments	192	252	836	508
Operating income (loss)	(10,537)	1,655	(21,491)	(6,458)
Assets	1,739,791	182,289	1,739,791	182,289
Eliminations
Net sales
External	$—	$—	$—	$—
Other segments	(39,774)	(14,635)	(100,233)	(37,698)
Operating income (loss)	(1,307)	(395)	(3,007)	589
Assets	(1,501,103)	(105,581)	(1,501,103)	(105,581)
Consolidated
Net sales	$634,741	$253,952	$1,544,543	$708,088
Operating income	193,260	22,845	366,916	74,631
Assets	1,765,013	1,340,316	1,765,013	1,340,316

Note 6.  Short-Term Bond Transaction

During the first quarter of 2004, the company entered into a transaction relating to the short-sale of $66.0 million of U.S. Treasury Securities.  The transaction was intended to address interest rate exposure and generate capital gains.  As a result of this transaction, the company recorded short-term capital gains of $4.9 million, interest income of $333,000 and interest expense of $5.4 million during the nine-months ended September 30, 2004.  The company has an obligation to repurchase, on or before November 12, 2004, $66.0 million of U.S. Treasury Securities that had a market value of $66.8 million at September 30, 2004.  The company has placed the proceeds of $73.0 million from the short sale into an interest-bearing collateral account to provide for this repurchase.  At September 30, 2004, the net obligation of this transaction was $195,000, which included net accrued interest payable of $6.7 million.

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

Condensed Consolidating Balance Sheets (in thousands)

As of September 30, 2004	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Cash	$154,460	$595	$4,619	$—	$159,674
Accounts receivable	190,347	162,967	26,905	(132,467)	247,752
Inventories	207,039	51,946	27,693	(888)	285,790
Other current assets	23,102	295	1,047	(178)	24,266

Total current assets	574,948	215,803	60,264	(133,533)	717,482
Property, plant and equipment, net	724,090	135,468	155,257	(117)	1,014,698
Other assets	392,163	85,320	5	(444,655)	32,833

Total assets	$1,691,201	$436,591	$215,526	$(578,305)	$1,765,013

Accounts payable	$120,767	$25,351	$11,926	$(12,563)	$145,481
Accrued expenses	66,396	6,503	8,504	(1,025)	80,378
Current maturities of long-term debt	1,607	—	693	(23)	2,277

Total current liabilities	188,770	31,854	21,123	(13,611)	228,136
Other liabilities	125,721	164,261	29,666	(150,873)	168,775
Long-term debt	547,896	—	982	(154)	548,724
Minority interest	—	—	—	2,274	2,274
Common stock	520	89,426	202,184	(291,610)	520
Treasury stock	(28,719)	—	—	—	(28,719)
Additional paid in capital	384,185	116,868	—	(116,868)	384,185
Retained earnings	474,381	34,182	(38,429)	(7,463)	462,671
Other accumulated comprehensive loss	(1,553)	—	—	—	(1,553)

Total stockholders’ equity	828,814	240,476	163,755	(415,941)	817,104

Total liabilities and stockholders’ equity	$1,691,201	$436,591	$215,526	$(578,306)	$1,765,013

As of December 31, 2003	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Cash	$64,008	$496	$926	$—	$65,430
Accounts receivable	123,315	119,785	13,037	(130,114)	126,023
Inventories	164,024	2,579	18,397	(504)	184,496
Other current assets	32,938	68	168	(1,188)	31,986

Total current assets	384,285	122,928	32,528	(131,806)	407,935
Property, plant and equipment, net	755,707	96,757	148,769	(117)	1,001,116
Other assets	260,538	36,855	262	(258,267)	39,388

Total assets	$1,400,530	$256,540	$181,559	$(390,190)	$1,448,439

Accounts payable	$64,069	$15,618	$11,025	$(11,386)	$79,326
Accrued expenses	52,365	1,699	5,046	(1,120)	57,990
Current maturities of long-term debt	11,765	—	4,243	(20)	15,988

Total current liabilities	128,199	17,317	20,314	(12,526)	153,304
Other liabilities	108,680	73,310	(13,587)	(52,700)	115,703
Long-term debt	575,608	—	24,826	(8,848)	591,586
Minority interest	28	—	—	585	613
Common stock	509	46,482	189,735	(236,217)	509
Treasury stock	(28,670)	—	—	—	(28,670)
Additional paid in capital	362,328	116,868	—	(116,868)	362,328
Retained earnings	257,919	2,563	(39,612)	36,384	257,254
Other accumulated comprehensive loss	(4,071)	—	(117)	—	(4,188)

Total stockholders’ equity	588,015	165,913	150,006	(316,701)	587,233

Total liabilities and stockholders’ equity	$1,400,530	$256,540	$181,559	$(390,190)	$1,448,439

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Income (in thousands)

For the Three Months Ended,
September 30, 2004

	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Net sales	$552,976	$621,651	$52,865	$(592,751)	$634,741
Cost of goods sold	353,881	608,348	47,666	(603,406)	406,489

Gross profit	199,095	13,303	5,199	10,655	228,252
Selling, general and administrative	28,210	4,486	3,097	(801)	34,992

Operating income	170,885	8,817	2,102	11,456	193,260
Interest expense	9,354	742	378	(5)	10,469
Other (income) expense	37,153	(37,597)	(58)	44	(458)

Income before income taxes and equity in net loss of subsidiaries	124,378	45,672	1,782	11,417	183,249
Income taxes	48,118	16,265	677	4,575	69,635

	76,260	29,407	1,105	6,842	113,614
Equity in net income of subsidiaries	30,511	—	—	(30,511)	—

Net income (loss)	$106,771	$29,407	$1,105	$(23,669)	$113,614

For the Three Months Ended,
September 30, 2003

	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

Net sales	$245,650	$—	$22,938	$(14,636)	$253,952
Cost of good sold	206,871	—	22,600	(14,374)	215,097

Gross profit (loss)	38,779	—	338	(262)	38,855
Selling, general and administration	11,702	1,821	2,354	133	16,010

Operating income (loss)	27,077	(1,821)	(2,016)	(395)	22,845
Interest expense	8,362	(333)	395	(173)	8,251
Other (income) expense	14,942	(15,237)	(20)	203	(112)

Income (loss) before income taxes and equity in net loss of subsidiaries	3,773	13,749	(2,391)	(425)	14,706
Income taxes	1,621	4,790	(896)	—	5,515

	2,152	8,959	(1,495)	(425)	9,191
Equity in net income of subsidiaries	7,464	—	—	(7,464)	—

Net income (loss)	$9,616	$8,959	$(1,495)	$(7,889)	$9,191

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended,
September 30, 2004

	Parent	Guarantor	Combined non-guarantors	Consolidating adjustments	Total consolidated

Net sales	$1,388,980	$1,507,552	$137,225	$(1,489,214)	$1,544,543
Cost of goods sold	974,114	1,476,862	125,329	(1,484,802)	1,091,503

Gross profit (loss)	414,866	30,690	11,896	(4,412)	453,040
Selling, general and administrative	66,640	11,754	8,799	(1,069)	86,124

Operating income (loss)	348,226	18,936	3,097	(3,343)	366,916
Interest expense	29,226	113	1,221	5	30,565
Other (income) expense	85,300	(91,041)	(60)	97	(5,704)

Income (loss) before income taxes and Equity in net loss of subsidiaries	233,700	109,864	1,936	(3,445)	342,055
Income taxes	90,495	39,044	735	(1,087)	129,187

	143,205	70,820	1,201	(2,358)	212,868
Equity in net income of subsidiaries	72,020	—	—	(72,020)	—

Net income (loss)	$215,225	$70,820	$1,201	$(74,378)	$212,868

For the Nine Months Ended,
September 30, 2003

	Parent	Guarantor	Combined non-guarantors	Consolidating adjustments	Total consolidated

Net sales	$684,293	$—	$61,493	$(37,698)	$708,088
Cost of good sold	563,616	—	62,165	(37,991)	587,790

Gross profit (loss)	120,677	—	(672)	293	120,298
Selling, general and administration	35,917	3,276	6,770	(296)	45,667

Operating income (loss)	84,760	(3,276)	(7,442)	589	74,631
Interest expense	26,430	(853)	1,280	(502)	26,355
Other (income) expense	41,294	(42,226)	(22)	592	(362)

Income (loss) before income taxes and equity in net loss of subsidiaries	17,036	39,803	(8,700)	499	48,638
Income taxes	7,587	13,914	(3,262)	—	18,239

	9,449	25,889	(5,438)	499	30,399
Equity in net income of subsidiaries	20,451	—	—	(20,451)	—

Net income (loss)	$29,900	$25,889	$(5,438)	$(19,952)	$30,399

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Nine Months Ended,
September 30, 2004

	Parent	Guarantor	Combined non-guarantors	Total consolidated

Net cash provided by (used in) operations	$235,589	$(17,489)	$(10,996)	$207,104
Net cash used in investing activities	(18,367)	(41,716)	(12,734)	(72,817)
Net cash provided by (used in) in financing activities	(126,770)	59,304	27,423	(40,043)

Increase (decrease) in cash and equivalents	90,452	99	3,693	94,244
Cash and equivalents at beginning of year	64,008	496	926	65,430

Cash and equivalents at end of period	$154,460	$595	$4,619	$159,674

For the Nine Months Ended,
September 30, 2003

	Parent	Guarantor	Combined non-guarantors	Total consolidated

Net cash provided by (used in) operations	$94,474	$5,700	$(2,377)	$97,797
Net cash used in investing activities	(69,865)	(17,433)	(10,973)	(98,271)
Net cash provided by (used in) financing activities	(26,222)	11,778	12,284	(2,160)

Increase (decrease) in cash and cash equivalents	(1,613)	45	(1,066)	(2,634)
Cash and cash equivalents at beginning of year	22,530	282	1,406	24,218

Cash and cash equivalents at end of period	$20,917	$327	$340	$21,584

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

Income Statement Classifications

          Net Sales.  Our total net sales are a factor of net tons shipped, product mix and related pricing.  Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales.  We charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based on our cost of production. We also charge marginally higher prices for our value-added products.  These products include hot-rolled and cold-rolled galvanized products, cold-rolled products, and painted products from our Flat Roll Division and certain special bar quality products from our Bar Products Division.

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

Third Quarter 2004 vs. Third Quarter 2003 Operating Results

          Net income was $113.6 million or $2.01 per diluted share during the third quarter of 2004, compared with $9.2 million or $.19 per diluted share during the third quarter of 2003.  This increase in our net income during 2004 was due to increased selling values and increased shipping volumes.

          Gross Profit.     During the third quarter of 2004, our net sales increased $380.8 million, or 150%, to $634.7 million and our consolidated shipments increased 154,000 tons, or 21%, to 898,000 tons, compared with the third quarter of 2003. The increase in consolidated shipments was primarily due to increased shipments to external customers of 105,000 tons from our Bar Products Division, which started commercial operations during the first quarter of 2004.  Our third quarter 2004 average consolidated selling price increased $365 per ton compared with the third quarter of 2003 and increased $115 per ton compared with the second quarter of 2004.  We continue to see signs of a strengthening US economy and we experienced a related increase in demand and product base-pricing during the third quarter of 2004; however, our increase in selling values during that time was also due in part to the steel industry’s January 2004 initiation of a surcharge mechanism, derived from an indexed scrap number and designed to pass some of the increased costs associated with rising metallic prices through to its customers.

          Our metallic raw material cost per net ton charged increased $23 during the third quarter of 2004 and increased $122 when compared to the same period of 2003.  Our third quarter metallic raw material costs as a percentage of total cost of goods sold increased to 68%, a 16% increase compared to 2003.  This increase in the cost of our primary raw material as a percentage of our total manufacturing costs necessitated the surcharge.  We anticipate a further increase in our metallic raw material costs, specifically steel scrap, during the remainder of 2004.  If these costs fall from historical highs, the surcharge will also decline and may eventually cease to be utilized in our product price determination.

          We are also experiencing some softening in our product base-pricing, specifically within the flat-rolled markets.  The fourth quarter market dynamics are traditionally weaker within the steel industry and our customer inventories are somewhat high for this end-of-year time-frame as well. The previously mentioned increase in raw material pricing coupled with a slight decrease in our product base-prices will somewhat decrease our fourth quarter margins when compared to the record margins achieved during the third quarter of 2004.  As the US economy continues to strengthen and demand of steel products continues to increase, we believe this will result in a corresponding increase in our margins and, combined with an anticipated increase in our shipments due to the continued ramp-up of our Bar Products Division, would result in strong 2005 financial results.

Back to Contents

          Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $35.0 million during the third quarter of 2004, as compared to $16.0 million during the same period in 2003, an increase of $19.0 million, or 119%. This increase was attributed to increased profit sharing expense of $10.8 million, which resulted from increased pretax earnings and an increase from 5% to 6% during the third quarter in the amount of pretax earnings allocated to our profit sharing pool.  During the third quarter of both 2004 and 2003, selling, general and administrative expenses represented 6% of net sales.

          Interest Expense.  During the third quarter of 2004, gross interest expense increased 17% to $12.1 million and capitalized interest decreased $496,000 to $1.6 million, as compared to the same period in 2003.  The interest capitalization that occurred during 2004 resulted from the interest required to be capitalized with respect to construction activities at our Bar Products Division and Structural and Rail Division.  We anticipate gross interest expense and capitalized interest to continue to decrease through the end of the year.

          Other (Income) Expense.  Other income was $458,000 during the third quarter of 2004, as compared to $112,000 during 2003.  During the first quarter of 2004 we entered into a short-term U.S. Treasury Bond transaction which is intended to address interest rate exposure and generate capital gains.  During the third quarter of 2004, we recorded a $1.6 million gain as a result of this transaction.

          Income Taxes.  During the third quarter of 2004, our income tax provision was $69.6 million, as compared to $5.5 million during the same period in 2003.  We increased our effective income tax rate from 37.5% to 38% during the third quarter of 2004.  This increase was necessary due to an increase in state income tax rates created by our higher profitability during 2004.

First Nine Months 2004 vs. First Nine Months 2003 Operating Results

          Net income was $212.9 million or $3.80 per diluted share during the first nine months of 2004, compared with $30.4 million or $.63 per diluted share during the first nine months of 2003.  This increase in our net income during 2004 was due to increased selling values and increased shipping volumes.

          Gross Profit.     During the first nine months of 2004, our net sales increased $836.5 million, or 118%, to $1.5 billion and our consolidated shipments increased 541,000 tons, or 26%, to 2.6 million tons, compared with the first nine months of 2003. The increase in consolidated shipments was primarily due to increased shipments to external customers of 284,000 tons from our Structural and Rail Division, which started commercial operations mid-2002 and 207,000 tons from our Bar Products Division, which started commercial operations during the first quarter of 2004.  Our first nine months 2004 average consolidated selling price increased $251 per ton, or 73%, compared with the first nine months of 2003.  This is due in part to the previously discussed increase in base-prices resulting from strong demand, the surcharge mechanism and our shipping product mix becoming higher-value added with the addition of the Flat Roll Division’s painted products and the continued ramp-up of our Bar Products Division.

          Our metallic raw material cost per net ton charged increased $107 during the first nine months of 2004 when compared to the same period of 2003.  Our first nine months metallic raw material costs as a percentage of total cost of goods sold increased to 66%, a 14% increase compared to the same period in 2003.

          Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $86.1 million during the first nine months of 2004, as compared to $45.7 million during the same period in 2003, an increase of $40.4 million, or 89%.  This increase was attributed to increased revenues, increased profit sharing expense of $17.2 million and to our June 2004 refinancing which resulted in a write-off of previously capitalized financing costs in the amount of $3.1 million. During the first nine months of both 2004 and 2003, selling, general and administrative expenses represented 6% of net sales.

          Interest Expense.  Interest expense increased 16% to $30.6 million during the first nine months of 2004, as compared to $26.4 million during the same period in 2003.  During the first nine months of 2004, gross interest expense increased 14% to $36.0 million and capitalized interest increased $140,000 to $5.4 million, as compared to the same period in 2003.  The interest capitalization that occurred during 2004 resulted from the interest required to be capitalized with respect to construction activities at our Bar Products Division and Structural and Rail Division.

          Other (Income) Expense.  Other income was $5.7 million during the first nine months of 2004, as compared to $362,000 during the first nine months of 2003. During the first quarter of 2004 we entered into a short-term U.S. Treasury Bond transaction which is intended to address interest rate exposure and generate capital gains.  During the first nine months of 2004, we recorded gains of $4.9 million as a result of this transaction.  We also recorded a $1.0 million gain from the early extinguishment of certain debt associated with our Structural and Rail Division during the second quarter.

          Income Taxes.  During the first nine months of 2004, our income tax provision was $129.2 million, as compared to $18.2 million during the same period in 2003.  Our effective income tax rate was 37.5% throughout 2003 and for the first half of 2004.  We increased our rate to 38% effective July 1, 2004 due to increased profitability in 2004.

Back to Contents

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

          Working Capital.  During the first nine months of 2004, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $134.5 million to $307.7 million compared to December 31, 2003.  Due to higher selling prices and increased sales volume, trade receivables increased $121.7 million during the first nine months to $247.8 million, of which $250.9 million, or 99%, were less than 60 days past due.  Our largest customer is an affiliated company, Heidtman Steel, which represented 18% and 20% of our outstanding trade receivables at September 30, 2004 and December 31, 2003, respectively.  During the first nine months our inventories increased $101.3 million to $285.8 million, due primarily to the increased cost and volume of our metallic raw materials on-hand and to the start-up production of our Bar Products Division.  Our trade payables increased $66.2 million during the first nine months, a significant portion of which was associated with the amount we owed various vendors for metallic raw material purchases.

          Capital Expenditures.  We invested $72.9 million in property, plant and equipment during the first nine months of 2004 related to our new divisions and improvement projects in our existing facilities.  Approximately 57% of our capital investments were related to the continued conversion of our Bar Products Division.  We believe these capital investments will increase our net sales and related cash flows as each project continues to develop.

          Capital Resources. On June 30, 2004, we completed a refinancing of our senior secured credit facilities and entered into a new 4-year $230 million senior secured revolving credit facility.  At September 30, 2004 we had $100.0 million outstanding under this credit facility; however, we repaid the $100.0 million during October and the facility is currently undrawn.  Due to increasing interest rates, on October 6, 2004 we entered into a forward rate agreement to fix the LIBOR margin from September 15, 2004 to March 15, 2005 associated with our $200.0 million fixed to floating interest rate swap associated with our senior unsecured 9½% notes.  Our ability to draw down the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in our senior secured credit agreement.  We were in compliance with these covenants at September 30, 2004, and expect to remain in compliance during the next twelve months.

          Our new senior secured credit agreement allows us to pay cash dividends dependent upon our continued compliance with the financial covenants and other covenants within the agreement.  During September our Board of Directors declared our second cash dividend.  The dividend of $.075 (seven and one-half cents) per common share was paid on October 12, 2004 to shareholders of record at the close of business on September 30, 2004.  The aggregate dividend payment was $3.7 million.  On October 26, 2004 we announced an increase in our dividend per common share from $.075 to $.10 for shareholders of record on December 31, 2004.  We estimate this payment to be approximately $5.0 million.  On October 26, 2004 we also announced our Board of Directors approved the repurchase of up to 5 million shares of our common stock to be made from time to time based upon the market price of our stock, the nature of other investment opportunities present, our cash flows from operations, and general economic conditions.  We terminated our existing share repurchase plan and amended our senior secured credit facility as a result of this approval.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market Risk.  In the normal course of business we are exposed to interest rate changes.  Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings.  We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage.  A portion of our debt has

Back to Contents

an interest component that resets on a periodic basis to reflect current market conditions.  At September 30, 2004, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

          Commodity Risk.  In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys.  Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.  Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities.  Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 3 years.  We believe that our production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.  At September 30, 2004, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On August 4, 2004 the Oakland County (Michigan) Circuit Court granted Steel Dynamics’ motion to dismiss General Motors Corporation’s complaint for breach of an alleged steel supply contract, which GM had filed on March 18, 2004 and which Steel Dynamics described in its March 25, 2004 press release and Form 8-K filed on the same date.  The Court dismissed the complaint, with prejudice, for failure to state any legally sufficient claim, finding that a January 22, 2003 GM drafted letter to Steel Dynamics, upon which GM had relied in asserting the existence of a multi-year supply contract, lacked mutuality of obligation and did not constitute an enforceable agreement.  General Motors has appealed this decision.

ITEM 6.  EXHIBITS

10.01
Credit Agreement relating to our $230 million senior secured revolving credit facility, dated June 30, 2004 among Steel Dynamics, Inc. as Borrower, certain designated “Initial Lenders,” General Electric Capital Corporation as Collateral and Administrative Agent, Morgan Stanley Senior Funding, Inc., as Lead Arranger and Syndication Agent, and Harris Trust and Savings Bank and National City Bank as Documentation Agents, and others.

10.01a	First Amendment to Credit Agreement dated October 26, 2004, relating to the Credit Agreement described at Exhibit 10.01.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. § 1350

Items 2, through 5 of Part II are not applicable for this reporting period and have been omitted.

Back to Contents

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 8, 2004	STEEL DYNAMICS, INC.

	By:	/s/ THERESA E. WAGLER

Theresa E. Wagler Acting Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)