Form 10-K
period 2004-12-31
STEEL DYNAMICS INC
filed 2005-03-04
CIK 1022671

Back to Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 2004
          or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21719

STEEL DYNAMICS, INC. (Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1929476 (I.R.S. Employer Identification Number)

6714 Pointe Inverness Way, Suite 200, Fort Wayne, IN (Address of principal executive offices)	46804 (Zip code)

Registrant’s telephone number, including area code: (260) 459-3553

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

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

Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b2). Yes  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately, $892,481,000. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 4, 2005, Registrant had outstanding 47,627,811 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement referenced in Part III, Items 10, 11 and 12 of this report, to be filed prior to April 29, 2005, which are incorporated by reference herein.

STEEL DYNAMICS, INC.
Table of Contents

Back to Contents

PART I

Special Note Regarding Forward-Looking Statements

Throughout this report, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” or by the words “may,” “will,” or “should,” are intended to operate as “forward looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

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

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

•
cyclical changes in market supply and demand for steel; general economic conditions affecting steel consumption; U.S. or foreign trade policy affecting the price of imported steel, or adverse outcomes of pending and future trade cases alleging unlawful practices in connection with steel imports or exports, including the repeal, lapse or exemptions, from existing U.S. tariffs on imported steel; and governmental monetary or fiscal policy in the U.S. and other major international economies;

•	increased price competition brought about by excess domestic and global steelmaking capacity and imports of low priced steel;

•	consolidation in the domestic and global steel industry, resulting in larger producers with much greater market power to affect price and/or supply;

•
risks and uncertainties involving new products or new technologies, such as our Iron Dynamics ironmaking process, or our Mesabi Nugget joint venture, in which the new product or process or certain critical elements thereof may not work at all, may not work as well as expected, or may turn out to be uneconomic even if they do work;

•
changes in the availability or cost of steel scrap, which has more than doubled in price over the past year, or in the availability or cost of steel scrap substitute materials, including pig iron, or other raw materials or supplies which we use in our production processes, as well as periodic fluctuations in the availability and cost of electricity, natural gas or other utilities;

•	the occurrence of unanticipated equipment failures and plant outages or the occurrences of extraordinary operating expenses;

•
competitive actions by our domestic and foreign competitors, including addition of new production capacity or the use of previously idled production capacity resulting from bankruptcy reorganizations or asset purchases out of bankruptcy;

Back to Contents

•	margin squeeze or compression resulting from our inability to pass through to our customers, through price increases or surcharges, the increased cost of raw materials and supplies;

•	loss of business from one or more of our major customers or end-users;

•	labor unrest, work stoppages and/or strikes involving our own workforce, those of our important suppliers or customers, or those affecting the steel industry in general;

•	the effect of the elements upon our production or upon the production or needs of our important suppliers or customers;

•
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

•
private or governmental liability claims or litigation, or the impact of any adverse outcome of any litigation on the adequacy of our reserves, the availability or adequacy of our insurance coverage, our financial well-being or our business and assets;

•
changes in interest rates or other borrowing costs, or the effect of existing loan covenants or restrictions upon the cost or availability of credit to fund operations or take advantage of other business opportunities;

•
changes in our business strategies or development plans which we may adopt or which may be brought about in response to actions by our suppliers or customers, and any difficulty or inability to successfully consummate or implement as planned any planned or potential projects, acquisitions, joint ventures or strategic alliances; and

•
the impact of regulatory or other governmental permits or approvals, litigation, construction delays, cost overruns, technology risk or operational complications upon our ability to complete, start-up or continue to profitably operate a project or a new business, or to complete, integrate and operate any potential acquisitions as anticipated.

We also refer you to and believe that you should carefully read the portion of this report described in “Risk Factors” to better understand the risks and uncertainties inherent in our business or in owning our securities.

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

Steel Dynamics, Inc. was incorporated in August 1993, in Indiana. We maintain our principal executive offices at 6714 Pointe Inverness Way, Suite 200, Fort Wayne, Indiana 46804. Our telephone number is (260) 459-3553.

Back to Contents

During 2004, our sales were $2.1 billion and, at year-end, we had 1,645 employees. None of our employees are represented by labor unions.

Flat Roll Division

We own and operate a flat roll mini-mill located in Butler, Indiana, which produces sheet steel and which we built and have operated since 1996. Currently, this mill has an annual production capacity of approximately 2.4 million tons of flat-rolled steel. We produced 2.4 million tons at this facility during 2004. We produce a broad range of high quality hot-rolled, cold-rolled and coated steel products, including a large variety of high value-added and high margin specialty products such as thinner gauge rolled products and galvanized products. We sell our flat-rolled products directly to end-users, intermediate steel processors and service centers primarily in the Midwestern United States. Our products are used in numerous industry sectors, including the automotive, construction and commercial industries.

In November 2003, we completed construction of our new $25 million in-plant painting facility at our Butler mini-mill and commenced coating operations. This facility has an annual production capacity to coat approximately 240,000 tons of steel. During 2004, we painted 199,000 tons of flat-rolled steel products at this facility.

In March 2003, we also purchased the assets of a coating facility formerly owned by GalvPro II, LLC in Jeffersonville, Indiana for a purchase price of $19 million. This facility has a production capacity of between 300,000 and 350,000 tons per year of light-gauge, hot- dipped cold-rolled galvanized steel. We operate this new facility as a part of our Flat Roll Division, which also supplies the Jeffersonville plant with steel coils for coating. Production began at Jeffersonville in July 2003. During 2004, we produced 257,000 tons of coated products at this facility. Our new Jeffersonville facility, together with our new painting facility, have enabled us to further increase the mix of higher-margin value-added downstream steel products.

Structural and Rail Division

We also own and operate a structural steel and rail mini-mill in Columbia City, Indiana. We began construction in May 2001, completed plant construction in April 2002 and commenced commercial structural steel operations during the third quarter of 2002. Our Columbia City mini-mill is designed to have an annual production capacity, depending on the product mix, of up to 1.2 million tons of structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard and premium grade rails for the railroad industry. Through regular product introductions and continued production ramp-up of structural steel products, we were able to begin to offer a broad array of wide flange beams and H-piling structural steel products during 2003 and were able to commission all of the wide flange beam sizes of products we expect to offer, save for 6 inch and 36 inch beams. We commissioned all of the 36 inch beam sizes during 2004 and we offered these for sale during the first quarter of 2005. We expect our 6 inch beams to be available for sale during the second quarter of 2005.

With regard to our rail production facility, we commissioned the casting and rolling equipment for the production of rail products during 2003, and in 2004 commissioned the rail finishing and inspection facility. During subsequent 2004 rolling trials, however, we determined that the finished rail sections contained certain quality imperfections, which we traced to the casting process. While the resulting product was acceptable for industrial use, it would not qualify for Class I railroad use, so we made necessary process and equipment modifications to address the problem, ran confirmatory trials during the balance of 2004 and ordered and recently received new casting machine molds. We believe that these deficiencies are fixable and that we will be able to produce Class I quality standard rail during the second quarter of 2005, which we will provide to the railroad companies to be tested and monitored for product evaluation.

Back to Contents

Bar Products Division

On September 6, 2002, we purchased the special bar quality mini-mill assets in Pittsboro, Indiana formerly owned by Qualitech Steel SBQ LLC. We paid $45 million for these assets. We have upgraded certain equipment and installed additional equipment to improve the efficiency of the Pittsboro mill and to expand its product capabilities. The mill is capable of producing a variety of merchant bar quality, or MBQ products such as angles, flats, rounds and other merchant bars and shapes, as well as reinforcing bar, or rebar, products as well as special bar quality, or SBQ products. At December 31, 2004, we had invested a total of $147.4 million in this facility, which included capitalized interest of $6.6 million. We started melting and casting operations in mid-December and began shipping limited products by year-end 2003. During 2004, we produced approximately 337,000 tons, of which 308,000 tons were SBQ products. To date, we have produced very little MBQ products and no smaller rounds, angles, flats, channels and shapes. The Bar Products Division has an annual production capacity of between 500,000 and 600,000 tons.

Iron Dynamics Scrap Substitute Facility

In November 2003, after making numerous changes to equipment and processes, we recommenced operations at our Iron Dynamics ironmaking facility. During December 2003, we produced 15,000 tonnes of direct reduced iron, which we then briquetted to form hot briquetted iron, or HBI. During 2004, we produced 173,000 tonnes of direct reduced iron, 106,000 tonnes of which we converted into HBI and 47,000 tonnes of which we converted into liquid pig iron in our submerged arc furnace. We consumed all of the HBI and liquid pig iron produced by Iron Dynamics in our steelmaking operations.

Mesabi Nugget Project

In March 2002, we formed a joint venture with certain entities owned by Kobe Steel, Ltd., Cleveland-Cliffs Inc., and Ferrometrics, Inc., to pursue the development of a proprietary technology owned by Kobe, known as “ITmK3®,” for the production of a fully metallized iron nugget product suitable as an alternative iron or scrap substitute feedstock in electric arc furnace steelmaking. The ITmK3® process is a new ironmaking technology that uses a rotary hearth furnace to turn iron ore fines and pulverized coal into iron nuggets of comparable quality to blast furnace pig iron. The ITmK3® process is designed to complete reduction, melting and slag reduction in approximately ten minutes. We currently hold an approximate 19% equity interest in a pilot plant in Minnesota. The pilot plant began operations in May 2003, shipped its first iron nuggets to our flat roll mill in June 2003, which we used in our melt mix, and successfully produced approximately 10,000 tonnes of quality iron nuggets through the completion of test activities in July 2004.

Based on the successful operation of the pilot plant, we are planning to invest between $60 and $80 million over the next two years in a joint venture to build a full-scale commercial plant, which will be located either in Indiana or in Minnesota. We also anticipate entering into an offtake agreement with the joint venture for the iron nuggets to use as a raw material in our steelmaking operations.

New Millennium Building Systems

During 2003, we increased our ownership in our consolidated New Millennium Building Systems subsidiary from 46.6% to 100%.

The New Millennium Butler, Indiana facility, which began production in June of 2000, produces steel building components, including joists, girders, trusses and steel roof and floor decking, which we sell primarily in the upper Midwest non-residential building components market. Our Flat Roll Division supplies a majority of the hot-rolled steel utilized in New Millennium’s manufacturing operations. During 2004, New Millennium’s Butler, Indiana facility, which has an annual production capacity of approximately 100,000 tons, produced 96,000 tons of steel building components.

Back to Contents

In September 2004, New Millennium began construction of a new 270,000 square foot manufacturing facility in Lake City, Florida. As of January 31, 2005, we had invested $21.7 million in capital expenditures related to the expansion. This plant began actual production of joists, girders and trusses in February 2005 and will begin decking shipments in April 2005. The facility will manufacture a similar array of steel building components as our Butler, Indiana facility but will market these products primarily to the non-residential building components industry in Florida and the southeastern United States. We plan to supply our new Florida plant with hot-rolled steel from our Flat Roll Division.

Financing

On June 30, 2004, we completed a refinancing of our senior secured credit facilities and entered into a new 4-year $230 million senior secured revolving credit facility. Our senior secured credit agreement is secured by liens and mortgages on substantially all of our personal and real property assets, by liens and mortgages on substantially all of the personal and real property assets of our wholly-owned subsidiaries, and by pledges of all shares of capital stock and inter-company debt held by us and each wholly-owned subsidiary. In addition, our wholly-owned subsidiaries have guaranteed our obligations under the senior secured credit agreement. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on our property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to draw down the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in our senior secured credit agreement. We were in compliance with these covenants at December 31, 2004, and expect to remain in compliance during the next twelve months. As of December 31, 2004, this facility was undrawn.

Our new senior secured credit agreement allows us to pay cash dividends dependent upon our continued compliance with the financial covenants and other covenants within the agreement. During the fourth quarter our board of directors declared our third cash dividend. The dividend of $.10 (ten cents) per common share was paid on January 17, 2005 to shareholders of record at the close of business on December 31, 2004. The aggregate dividend payment was $4.2 million. On October 26, 2004 we also announced our Board of Directors approved the repurchase of up to 5 million shares of our common stock to be made from time to time based upon the market price of our stock, the nature of other investment opportunities present, our cash flows from operations, and general economic conditions. We terminated our existing share repurchase plan and amended our senior secured credit facility as a result of this approval. At December 31, 2004, we had repurchased 1.6 million shares in the open market at an average price of $35 per share. We repurchased an additional 1.0 million shares from January 4, 2005 through January 26, 2005, at an average of price of $35 per share. We have approximately 2.4 million shares still authorized to be repurchased pursuant to our current share repurchase plan.

In March 2002, we issued $200.0 million of 91/2% unsecured senior notes due 2009, and in November 2003 we issued an additional $100.0 million of the same 91/2% unsecured senior notes due 2009. All $300.0 million of these notes were outstanding as of December 31, 2004.

During December 2002 and January 2003, we also issued $115.0 million of our 4% convertible subordinated notes due 2012. The notes are convertible into approximately 6,762,874 shares of common stock initially issuable upon conversion of the notes. Under the terms of the convertible notes, holders of the notes have the right to convert their notes into shares of our common stock at a conversion rate of 58.8076 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $17.0046 per share).

Due to the increasing interest rate environment during 2004 and anticipated in 2005, we entered into two forward interest rate agreements during January 2005 to lock the six-month LIBOR setting of our $200 million fair value interest rate swap which resets each March and September at six-month LIBOR in arrears plus 5.7%.

Back to Contents

We locked the six-month LIBOR in arrears settings at 3.1% for the interest reset date of March 15, 2005 and at 3.7% for the interest reset date of September 15, 2005.

Competitive Strengths

We believe that we have the following competitive strengths:

One of the Lowest Cost Producers in the United States; State-of-the-Art Facilities

We believe that our facilities are among the lowest-cost steel manufacturing facilities in the United States. Our low operating costs are primarily a result of our efficient plant designs and operations, our high productivity rate of approximately 0.3 man hours per ton at our Flat Roll Division’s mini-mill, low ongoing maintenance cost requirements and strategic locations near sources of our primary raw material, scrap steel.

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

Diversified Product Mix

Our current products include hot-rolled and cold-rolled steel products, galvanized sheet products, light gauge steel products, structural steel and rails, and joists and deck materials. We have broadened our offering of painted and coated products with the addition of our coil coating facility at our flat roll facility in Butler and the addition of our Jeffersonville, Indiana galvanizing facility. We have entered the special bar quality, or SBQ market, as well as the merchant bar, or MBQ market with an array of angles, flats, rounds, reinforcing bar and other shapes, through our Bar Products Division in Pittsboro, Indiana. This diversified mix of products should enable us to access a broader range of end-user markets, serve a broader customer base and mitigate our exposure to cyclical downturns in commodity grade flat- rolled products or in any one product or end-user market.

Strategic Geographic Locations

The strategic locations of our facilities near sources of scrap materials and our customer base allow us to realize significant pricing advantages due to freight savings for inbound scrap as well as for outbound steel products destined for our customers. Our mini-mills are located in the Upper Midwest, a region which we believe accounts for a majority of the total scrap produced in the United States. Our Jeffersonville, Indiana galvanizing facility, on the Ohio River, also provides us with an expanded geographic reach to Southern markets.

Business Strategy

Expand Product Offerings

The completion of our Structural and Rail Division and the commencement of production at that facility, the completion of our Flat Roll Division coating facility and the expansion of production of coated products at that facility, as well as our acquisitions of the Pittsboro, Indiana bar mill and the Jeffersonville, Indiana galvanizing facility, are important steps in pursuing our strategy of product line expansion. The Structural and Rail Division is strategically located to serve the Upper Midwest, Northeast and Canadian markets, which we

Back to Contents

believe are attractive and under-served markets. Our strategy to expand our flat rolled steel product offerings is to focus on the production of high value-added thinner gauge products, galvanized products and various coated products. The margins on high value-added products typically exceed those of the commodity grade and the number of producers that make them is more limited. Our Bar Products Division is likewise strategically located to position ourselves to cost-effectively serve our markets. We will continue to seek additional opportunities to further expand our range of high value-added products through the expansion of existing facilities, greenfield projects and acquisitions of other steel manufacturers or steelmaking assets that may become available through the continuing consolidation of the domestic steel industry.

Enter New Geographic Markets

We may seek to enter new steel markets in strategic geographic locations such as the Southeastern or Western United States that offer attractive growth opportunities. The greenfield expansion of our New Millennium business now underway in Lake City, Florida, is an example of such a growth opportunity.

Due to the ongoing restructuring and consolidation of the domestic steel industry, we believe there are attractive opportunities to grow our business geographically through acquisitions of existing assets, through strategic partnerships and alliances, and through other greenfield projects.

Continue to Maintain Low Production Costs

We are focused on continuing to maintain one of the lowest operating cost structures in the North American steel industry based upon operating cost per ton. We will continue to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit cost of production at each of our facilities.

Foster Entrepreneurial Culture

We intend to continue to foster our entrepreneurial corporate culture and emphasize decentralized decision-making, while rewarding teamwork, innovation and operating efficiency. We will also continue to focus on maintaining the effectiveness of our incentive bonus- based plans that are designed to enhance overall productivity and align the interests of our management and employees with our stockholders.

Industry Segments

Under Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information,” we have two reportable segments: Steel Operations and Steel Scrap Substitute Operations.

Available Information

Our internet website address is http://www.steeldynamics.com. We make available on our internet website, under “Investor Relations—SEC Filings,” free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, as well as our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and any amendments to or waivers of our Code of Ethics, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Back to Contents

Risk Factors

Our profitability is subject to the risks described under this section on “Risk Factors” described below. Although the following are not necessarily the only ones facing our company, our business, financial condition or results of operations could be materially adversely affected by any of the following risks:

Risks Related to Our Industry

In recent years, imports of steel into the United States have adversely affected, and may yet again adversely affect, U.S. steel prices, which would impact our sales, margins and profitability

Excessive imports of steel into the United States have in recent years exerted, and may again in the future exert downward pressure on U.S. steel prices and significantly reduce our sales, margins and profitability. U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries, and is further intensified during periods when the U.S. dollar is strong (something which is not currently so) relative to foreign currencies. Economic difficulties in these countries or a reduction in demand for steel produced by these countries, when those events occur, results in lower local demand for steel products in these countries and tends to encourage greater steel exports to the United States at depressed prices.

In addition, we believe the downward pressure on, and periodically depressed levels of U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. For example, between 1998 and 2001, when imports of hot-rolled and cold-rolled products increased dramatically, domestic steel producers, including us, were adversely affected by unfairly priced or “dumped” imported steel. Even though various protective actions taken by the U.S. government during 2001, including the enactment of various steel import quotas and tariffs, resulted in an abatement of some steel imports during 2002 and 2003, these protective measures were only temporary, many foreign steel manufacturers were granted exemptions from the application of these measures and President Bush, in December 2003, rescinded a substantial part of these protective measures, the so-called Section 201 tariffs, as a result of a November 10, 2003 Word Trade Organization ruling declaring that the tariffs on hot-rolled and cold-rolled finished steel imports violated global trade rules, and as a result of economic and political pressures from foreign governments, including threats of retaliatory tariffs on U.S. exports. Moreover, there are products and countries that were not covered by these protective measures, and imports of these exempt products or of products from these countries may have an additional adverse effect upon our revenues and income. In any event, when any of these remaining measures expire or if they are further relaxed or repealed, or if increasingly higher U.S. steel prices enable foreign steelmakers to export their steel products into the United States, even with the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could again create downward pressure on U.S. steel prices.

A reduction or slowdown in China’s steel consumption could have a material adverse effect on global steel pricing and could result in increased steel exports into the United States

A significant factor in the worldwide strengthening of steel pricing over the past several years has been the explosive growth in Chinese steel consumption, which has vastly outpaced that country’s manufacturing capacity to produce its own steel needs. This has resulted in China becoming a net importer of steel products, as well as a net importer of raw materials and supplies required in the steel manufacturing process. A combination of a slowdown in China’s economic growth rate and its consumption of steel, coupled with its own expansion of steelmaking capacity, could result in a substantial weakening of both domestic and global steel demand and steel pricing. Should Chinese demand weaken, China might not only become a net exporter of steel but many Asian

Back to Contents

and European steel producers whose steel output currently feeds China’s steel import needs could find their way into the domestic market, through increased steel imports, thus causing an erosion of margins and a reduction in pricing.

Excess global capacity in the steel industry and the availability of competitive substitute materials has resulted in intense competition and may continue to exert downward pressure on our pricing

The highly competitive nature of the industry, in part, exerts downward pressure on prices for some of our products. Competition within the steel industry, both domestically and worldwide, is intense and it is expected to remain so. We compete primarily on the basis of (1) price, (2) quality and (3) the ability to meet our customers’ product needs and delivery schedules. Our primary competitors have traditionally been other mini-mills, which may have cost structures and management cultures more similar to ours than integrated mills. However, we also compete with many integrated producers of hot-rolled, cold-rolled coated and bar products, many of which are larger and have substantially greater capital resources. Largely as a result of the consolidation within the U.S. and worldwide steel industry brought about not only by bankruptcies and the resulting emergence of a number of integrated steel producers with lower capital costs, new or renegotiated union work rules and labor costs, the elimination or reduction of health care and pension legacy costs, the introduction of more incentive based compensation, and a more decentralized management structure, some of these integrated producers, now have cost structures that are much more competitive. Likewise, with their lesser dependence on scrap as a component of their melt mix, these producers may also from time to time enjoy a raw material cost advantage over the currently high cost of scrap that mini-mills must absorb. The reduction in costs enjoyed by many integrated steel producers further increases the competitive environment in the steel industry and may contribute to future price declines.

In addition, periodic global overcapacity in steel manufacturing or weak demand for steel products have historically had a negative impact on U.S. steel pricing, are likely to recur, and could have a negative impact on our sales, margins and profitability. Over the last decade, periods of weak demand, the construction of new mini-mills, expansion and improved production efficiencies of some integrated mills and substantial expansion of foreign steel capacity have all led to an excess of manufacturing capacity. Increasingly, this overcapacity, when combined with periodic high levels of steel imports into the United States, often at prices substantially below the exporters’ home market prices and not necessarily reflective of their costs of production or capital, exerts downward pressure on domestic steel prices, including the prices of our products, and has resulted, at times, in a dramatic narrowing, or with many companies the elimination, of gross margins.

In the case of certain product applications, we and other steel manufacturers also compete with manufacturers of other materials, including plastic, aluminum, graphite composites, glass, wood and concrete.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and the industries we serve

The price of steel may fluctuate significantly due to many factors beyond our control. This fluctuation directly affects our product mix, production volumes and our sales and earnings. The steel industry is highly cyclical and many of our products are subject to fluctuations in supply and demand. Highly cyclical industries such as the automotive, oil and gas, gas transmission, residential and commercial/industrial construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries represent significant markets for our company. Future economic downturns, stagnant economies or currency fluctuations in the United States or globally could decrease the demand for our products or increase the amount of imports of steel into the United States, which would decrease our sales, margins and profitability. We are also particularly sensitive to trends and events, including strikes and labor unrest that may impact these industries. These industries are significant markets for our products and are themselves highly cyclical.

Back to Contents

Risks Related to Our Business

Technology, operating and start-up risks associated with our scrap substitute projects, such as our Iron Dynamics project and our Mesabi Nugget joint venture, may prevent us from realizing the anticipated benefits from one or both of these projects and could result in a loss of our investment

If we should abandon or substantially reduce the scope of our Iron Dynamics project, or if our Iron Dynamics process does not achieve success, we will not be able to realize the expected benefits of this project and could suffer the loss of all or a substantial part of our entire investment. As of December 31, 2004, our investment in the Iron Dynamics project was $185 million. Since 1997, we have tried to develop and commercialize a pioneering process of producing a virgin form of iron to serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. This scrap substitute project involves processes that are based on various technical assumptions and new applications of technologies that have yet to be fully commercially proven. Since our initial start-up in August 1999, we encountered a number of difficulties associated with major pieces of equipment and with various operating processes and systems and since then have engaged in redesign, re-engineering, reconstruction and retrofitting of major components of our systems and processes. As a result, the Iron Dynamics project has taken considerably longer and has required us to expend considerably greater resources than originally anticipated.

During the fourth quarter of 2002, we concluded that improved production technology, coupled with our new ability to recycle waste material inputs and the increasingly high cost of scrap warranted an additional expenditure of approximately $13 million on certain additional modifications and refinements to the Iron Dynamics process. In December 2003, we restarted the Iron Dynamics process, the production of direct reduced iron on a rotary hearth furnace, and the compaction of the DRI into hot briquetted iron, or HBI, and during 2004, we restarted the submerged arc furnace to convert DRI into liquid pig iron. During 2004, we produced 173,000 tonnes of direct reduced iron, 106,000 tonnes of which we converted into HBI and 47,000 tonnes of which we converted into liquid pig iron.

While we remain optimistic that the remaining operational difficulties with the equipment, technology, systems and processes can be resolved, our Iron Dynamics facility may not be able to consistently operate or be able to produce steel scrap substitute material, whether DRI, HBI or liquid pig iron, in the quantities and for costs that will enable it to be cost competitive with scrap or with purchased pig iron. Moreover, our Iron Dynamics facility may experience additional shutdowns or equipment failures, and such shutdowns or failures may have a material adverse impact on our liquidity, cost structure and earnings.

We also plan to invest between $60 and $80 million over the next two years in a joint venture with Kobe Steel, Ltd. Cleveland-Cliffs, Inc. and Ferrometrics, Inc. to build an iron nugget plant either in Indiana or in Minnesota, using Kobe’s proprietary ITmK3 process. We and our other joint venturers have successfully built and operated a small scale pilot project in Minnesota, using this process. However, while we believe that a full scale commercial plant should work as well as the pilot project and that, when built, it should be capable of consistently producing iron nuggets in sufficient quantities and with a cost structure that will compare favorably with the cost of scrap and of other scrap substitute products, including pig iron, we can provide no assurance that we will be able to achieve these expectations. If we encounter cost overruns, construction delays or systems or process difficulties during or after start-up, our anticipated capital costs could materially increase, our expected operating cost benefits from the development of this iron nugget product could be diminished or lost, and we could also lose our investment in the project.

A substantial portion of our flat-rolled products are sold on the spot market, and therefore, our sales, margins and earnings are negatively impacted by decreases in domestic flat-rolled steel prices

Our sales, margins and earnings are negatively impacted by decreases in domestic flat-rolled steel prices since a significant portion of our flat-rolled products are sold on the spot market. As a result, we are vulnerable to downturns in the domestic flat-rolled steel market. For the three year period ended December 31, 2004,

Back to Contents

approximately 80% of our Flat Roll Division’s shipments were sold on the spot market under contracts with terms of twelve months or less.

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

We may be unable to continue to pass on increases in the cost of scrap and other raw materials to our customers which would reduce our earnings

If we are unable to continue to pass on higher scrap and other raw material costs to our customers we will be less profitable. We may not be able to adjust our product prices or to continue to impose surcharges, especially in the short-term, to recover the costs of increases in scrap and other raw material prices, which have reached historically high levels. In December 2003, the market price of No. 1 factory bundles, a key scrap commodity, was $186 per ton. In December 2004, the market price of No. 1 factory bundles was $376 per ton. Our principal raw material is scrap metal, and prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation.

A combination of a weak U.S. dollar, exceptionally strong Chinese and global demand for scrap, and lower production of domestic scrap due to a weak manufacturing economy and the continued loss of manufacturing to foreign competition have driven scrap offshore at exceptionally high prices, have reduced the available domestic scrap supply, and have caused the price of domestic scrap to soar to historical highs. Such scrap costs are unsustainable, even with the sharply increased pricing for our manufactured steel, and could erode or eliminate our gross margins. During February 2004, we announced the imposition of scrap surcharges, keyed to a published scrap index and with minor exceptions these were accepted. We have no assurance, however, that this will continue to be so, or that customers will agree to pay ever higher prices for our steel products, sufficient for us to maintain our margins, without resistance or the selection of other suppliers or alternative materials. If this occurs, we may lose customers, we may be unable to pass these higher scrap costs on to our customers, and we may suffer an erosion of our earnings. Moreover, some of our integrated steel producer competitors are not as dependant as we are on scrap as a major part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, even with the higher costs they must currently pay for iron ore, coke, coking coal and other raw materials used in their ironmaking processes, may from time to time give them a raw material cost advantage over mini-mills. In addition, our operations require substantial amounts of other raw materials, including various types of alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions.

Fluctuations in the value of the United States dollar relative to other currencies may adversely affect our business

Fluctuations in the value of the United States dollar relative to other currencies may adversely affect our business. A strong U.S. dollar makes imported steel less expensive, potentially resulting in more imports of steel products into the U.S. by our foreign competitors. As a result, our steel products, which are made in the United States, may become relatively more expensive as compared to imported steel, which in the past has had and in the future could have a negative impact on our sales, revenues, margins and profitability.

Back to Contents

We rely upon a small number of major customers for a substantial percentage of our sales

A loss of any large customer or group of customers could materially reduce our sales and earnings. We have substantial business relationships with a few large customers. In 2004, our Flat Roll Division’s top ten customers accounted for approximately 36% of our consolidated net sales. During this period, our largest customer, Heidtman Steel Products, Inc., accounted for approximately 12% of our consolidated net sales. We expect to continue to depend upon a small number of customers for a significant percentage of our net sales, and cannot assure you that any of them will continue to purchase steel from us.

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

Unexpected equipment failures may lead to production curtailments or shutdowns

Interruptions in our production capabilities will inevitably increase our production costs, and reduce our sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or weather conditions. Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures. Moreover, any interruption in production capability may require us to make significant capital expenditures to remedy the problem, which could have a negative effect on our profitability and cash flows. We may also sustain revenue losses in excess of any recoveries we make under any applicable business interruption insurance coverages we may have. In addition to such revenue losses, longer-term business disruption could result in a loss of customers, which could adversely affect our business, results of operations and financial condition.

We depend heavily on our senior management and we may be unable to replace key executives if they leave

The loss of the services of one or more members of our senior management team or our inability to attract, retain and maintain additional senior management personnel could harm our business, financial condition, results of operations and future prospects. Our senior management founded our company, pioneered the development of thin-slab, flat-rolled technology and directed the construction of our Butler flat roll mini-mill, Columbia City structural and rail mini-mill and our Pittsboro bar products mini-mill. Our operations and prospects depend in large part on the performance of our senior management team, including Keith E. Busse, president and chief executive officer, Mark D. Millett, vice president and general manager of our Flat Roll Division, Richard P. Teets, Jr., vice president and general manager of our Structural and Rail Division, Glenn Pushis, vice president and general manager of our Bar Products Division, and John W. Nolan, vice president, sales and marketing. Although these senior managers have each been employees and stockholders of Steel Dynamics for many years, these individuals may not always remain with us as employees. In addition, we may not be able to find qualified replacements for any of these individuals if their services are no longer available. We do not have key man insurance on any of these individuals.

Back to Contents

We may face risks associated with the implementation of our growth strategy

Our growth strategy subjects us to various risks. As part of our growth strategy, we may expand our existing facilities, build additional plants, acquire other businesses and steel assets, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

•	the difficulty of competing for acquisitions and other growth opportunities with companies having materially greater financial resources than ours;

•	the difficulty of integrating the acquired operations and personnel into our existing business;

•	the potential disruption of our ongoing business;

•	the diversion of resources;

•	the inability of management to maintain uniform standards, controls, procedures and policies;

•	the difficulty of managing the growth of a larger company;

•	the risk of entering markets in which we have little experience;

•	the risk of becoming involved in labor, commercial, or regulatory disputes or litigation related to the new enterprise;

•	the risk of contractual or operational liability to our venture participants or to third parties as a result of our participation;

•	the inability to work efficiently with joint venture or strategic alliance partners; and

•	the difficulties of terminating joint ventures or strategic alliances.

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

Back to Contents

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

Risks Related to Our Company

We have substantial indebtedness and debt service requirements which limits our financial and operating flexibility

As of December 31, 2004, we had no indebtedness under our senior secured credit facility, $300 million in connection with our 91/2% senior unsecured notes due 2009, $115 million in connection with our 4% convertible subordinated notes due 2012, and approximately $33 million of other indebtedness, including $7 million of unamortized bond premium.

Our substantial indebtedness limits our financial and operating flexibility. For example, it could:

•	make it more difficult to satisfy our obligations with respect to our debt, including our various notes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing our ability to use these funds for other purposes;

•	limit our ability to adjust rapidly to changing market conditions; and

•	increase our vulnerability to downturns in general economic conditions or in our business.

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

Back to Contents

Our senior secured credit agreement, the indenture relating to our 91/2% senior unsecured notes due 2009 and the indenture relating to our 4% convertible subordinated notes due 2012 contain restrictive covenants that may limit our flexibility

Restrictions and covenants in our existing debt agreements, including our senior secured credit agreement, the indenture relating to our 91/2% senior unsecured notes due 2009, and the indenture relating to our 4% convertible subordinated notes due 2012 and any future financing agreements, may impair our ability to finance future operations or capital needs or to engage in other business activities. Specifically, these agreements will restrict our ability to:

•	incur additional indebtedness;

•	pay dividends or make distributions with respect to our capital stock;

•	repurchase or redeem capital stock;

•	make investments;

•	create liens and enter into sale and leaseback transactions;

•	make capital expenditures;

•	enter into transactions with affiliates or related persons;

•	issue or sell stock of certain subsidiaries;

•	sell or transfer assets; and

•	participate in certain joint ventures, acquisitions or mergers.

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

We may not have sufficient cash flow to make payments on our notes and our other debt

Our ability to pay principal and interest on our various notes and on our other debt and to fund our planned capital expenditures depends on our future operating performance. Our future operating performance is subject to a number of risks and uncertainties that are often beyond our control, including general economic conditions and financial, competitive, regulatory and environmental factors. For a discussion of some of these risks and uncertainties, please see “Risk Factors — Risks Related to Our Business.” Consequently, we may not have sufficient cash flow to meet our liquidity needs, including making payments on our indebtedness.

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

If we cannot make scheduled payments on our debt:

•	our debtholders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our senior secured credit agreement could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

•	you could lose all or part of your investment in the notes.

Back to Contents

Despite our substantial indebtedness, we may still incur significantly more debt, which could further increase the risks described above

The terms of our senior secured credit agreement and the indentures related to our 4% convertible subordinated notes due 2012 and our 91/2% senior unsecured notes due 2009 do not prohibit us or our subsidiaries from incurring additional indebtedness in the future. Any additional debt could be senior to the notes and could increase the risks described above.

Our stock price may be volatile and could decline substantially

Our stock price may decline substantially as a result of the volatile nature of the stock market and other factors beyond our control. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including:

•	our operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates;

•	consolidation by other competitors in the industry;

•	material announcements by us or our competitors;

•	market perceptions concerning the steel cycle and our future earnings prospects;

•	public sales of a substantial number of shares of our common stock;

•	governmental regulatory action; or

•	adverse changes in general market conditions or economic trends.

Shares eligible for public sale could adversely affect our stock price

The future sale of a substantial number of our shares of common stock in the public market, or the perception that such sales could occur, could significantly reduce our stock price. It could also make it more difficult for us to raise funds through equity offerings in the future. As of December 31, 2004, we had 48,485,671 shares of common stock outstanding. This does not include the 6,762,874 shares of common stock that are issuable upon conversion of our 4% convertible subordinated notes due 2012. The restricted shares may in the future be sold without registration under the Securities Act of 1933 to the extent permitted by Rule 144 under the Securities Act or any applicable exemption under the Securities Act.

In addition, we have filed registration statements under the Securities Act to register shares of common stock reserved for issuance under our stock option plans, thus permitting the resale of such shares by non-affiliates upon issuance in the public market without restriction under the Securities Act. As of December 31, 2004, options to purchase 1,460,013 shares were outstanding under these stock option plans.

We may not continue to pay cash dividends in the future

From the time of our initial public offering in 1996, through the second quarter of 2004, we did not declare or pay cash or other dividends on our common stock. For the second and third quarters, we declared and paid a dividend of 71/2 cents per share and for the fourth, increased the quarterly dividend to 10 cents per share. We cannot assure you that we will continue to pay cash dividends, or, if we do, that we will do so at the current rate. We may elect at any time to retain all future earnings for use in the operation of our business and to fund future growth. Moreover, the terms of our senior secured credit agreement and the indenture relating to our senior notes impose certain restrictions on our ability to pay cash dividends. Even if these restrictions are removed, any future cash dividends will depend upon our results of operations, financial conditions, cash requirements, the availability of a surplus and other factors.

Back to Contents

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

Our Business

Our Operations

Flat Roll Division

Flat Roll Mini-Mill

Our Butler flat roll steel mini-mill manufactures hot-rolled, cold-rolled and coated steel products. It currently has an annual capacity of 2.4 million tons. We produced 2.4 million tons at this facility during both 2003 and 2004. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, our mini-mill was one of the first U.S. flat roll mini-mills to achieve ISO 9002 and QS 9000 certifications. We believe that these certifications have enabled us to serve a broader range of customers and end-users.

The Hot Mill

Our hot mill’s electric arc furnace melting process begins with the charging of a furnace vessel with scrap steel, carbon and lime, or with a combination of scrap and a scrap substitute or alternative iron product. Electricity is then applied to melt the scrap.

We have two Fuchs twin-shell electric arc melting furnaces. When melting is being done in one vessel, we can tap the other vessel and refill it with scrap and steel scrap substitute to make it ready for the next melt. This results in more heats and greater productivity per shift. An additional advantage of our twin-shell design is that if there is a maintenance problem requiring work on one vessel, melting can proceed in the other vessel without interruption.

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

The liquid steel is then transported to one of our two continuous thin-slab casters built by SMS Schloemann-Siemag AG where it is emptied into a tundish, or reservoir. This reservoir controls the flow of the liquid steel into a water-cooled copper-lined mold from which it then exits as an externally solid slab. The slab from the continuous caster is less than two inches thick and proceeds directly into one of our two tunnel furnaces. The tunnel furnaces maintain and equalize the slab’s temperature. The slab leaves the tunnel furnace and is descaled to remove surface scale prior to its rolling.

In the hot-rolling operation, the slab is progressively reduced in thickness. Our hot-rolling mill consists of a seven-stand rolling mill built by SMS Schloemann-Siemag AG. The mill is equipped with the latest electronic and hydraulic controls to control such things as gauge, shape, profile and exit speeds of the steel strip as it moves along the run-out table to help prevent thinner steel strip from cobbling. The rolling mill is capable of rolling sheet steel down to 1.0 mm, with excellent surface quality, and enables us to access markets previously available only to more costly cold finished material.

After exiting the hot-rolling mill, the rolled sheet steel is cooled and wound into coils.

Back to Contents

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

The Cold Mill

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

Our cold-rolled mill process begins with hot-rolled product from our hot-rolling mill entering our continuous pickle line. We unwind the coils and attach them end to end by a welder, creating a continuous strip through the pickle tanks. At the delivery end of the line there is a reel for recoiling the pickled product. After recoiling, each coil is stored in a central coil storage area. The design of the continuous pickle line allows for the production of a wide combination of gauges and widths on the light gauge steel supplied by the hot mill.

From the central coil storage area, we move our coils in one of three directions. We can (1) ship pickled and oiled coils directly to customers from the continuous pickle line as finished product; (2) immediately galvanize some coils on the hot-rolled galvanizing line which is then sold as finished product; or (3) process coils through our cold-reversing mill.

Pickled and oiled coils that are not intended for immediate shipment or hot-rolled galvanizing are processed in our cold reversing mill. Our cold reversing mill was built by SMS Schloemann-Siemag AG and is one of only two semi-tandem two-stand reversing cold- rolling operations in the world. This configuration provides considerably higher throughput than a conventional single-stand reversing mill, yet also takes advantage of considerably lower equipment costs than the conventional four to six-stand tandem cold-rolling mill.

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

On-Site Coating Facility

Our $25 million on-site paint line, located immediately adjacent to our existing cold mill building, was completed during 2003 and has an estimated coating capacity of 240,000 tons per year, in gauges from .010 to .070 inches and in widths ranging from 36 to 64 inches. The paint line receives material directly from our other processing lines and is capable of painting hot rolled galvanized coil, cold rolled coil and cold rolled galvanized coil. The line incorporates state-of-the-art coil coating equipment with quick color change capability and on-line color matching, in-line tension leveling, direct heat clean air catenary ovens and a thermal recuperative oxidizer.

We believe that we are the only mill in North America with an on-site paint line, which should not only enable us to realize substantial savings in overhead, maintenance, engineering, sales and marketing, capital cost and infrastructure, but will eliminate the typical cost of transfer freight, approximately $10-15 per ton, that a

Back to Contents

customer must otherwise pay to transport coils to other remote coating facilities. These advantages will further enable us to continue to be a low cost supplier of coated products. The addition of our paint line further expands our high margin value added product offerings.

New Galvanizing Facility

Our Jeffersonville, Indiana cold rolled galvanizing facility, which we purchased in March 2003 for $19.0 million, is located within the Clark Maritime Center on the Ohio River. The galvanizing line has an estimated capacity of between 300,000 and 350,000 tons per year and is capable of coating cold rolled steel in gauges from .008 to .045 inches and in widths between 24 and 60 inches. This gauge range is lighter than that available from our Butler facility and, therefore, creates a further expansion of our value added product offerings, particularly in the light gauge building products arena.

The galvanizing line was built in 1999, has been well maintained and is almost identical to the cold rolled galvanizing line at our Butler mill. This familiarity helped us to facilitate a rapid start-up in July 2003. This facility enables us to continue to serve existing cold rolled galvanized customers, whose needs we might have otherwise been unable to meet. The Ohio River location of this facility also creates opportunities for market expansion into other geographic regions. Our Butler cold mill provides the Jeffersonville facility with cold rolled material.

Structural and Rail Division

Structural Steel and Rail Mini-Mill

We began construction of our structural steel and rail mini-mill in Columbia City, Indiana in May 2001, completed plant construction in April 2002 and commenced commercial structural steel operations during the third quarter of 2002. Our mini-mill is designed to have an annual production capacity of up to 1.2 million tons of structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard and premium grade rails for the railroad industry. Through regular product introductions and continued production ramp-up of structural steel products, we were able to begin to offer a broad array of wide flange beams and H-piling structural steel products during 2003, and, during 2003, we were also able to commission all of our structural steel product lines, except for 6 inch and 36 inch beams. We commissioned our 36 inch beams during 2004 and our 6 inch beams will be available for sale during the second quarter of 2005.

With regard to our rail production facility, we commissioned the casting and rolling equipment for the production of rail products during 2003, and in 2004 commissioned the rail finishing and inspection facility. During subsequent 2004 rolling trials, however, we determined that the finished rail sections contained certain quality imperfections, which we traced to the casting process. While the resulting product was acceptable for industrial use, it would not qualify for Class I railroad use, so we made necessary process and equipment modifications to address the problem, ran confirmatory trials during the balance of 2004 and ordered and recently received new casting machine molds. We believe that these deficiencies are fixable and that we will be able to produce Class I quality standard rail during the second quarter of 2005, which we will provide to the railroad companies to be tested and monitored for product evaluation.

Mill Operation

Our structural steel and rail mini-mill melts scrap and scrap substitutes in an electric arc furnace much the same way as in our flat roll mini-mill. We use a single shell furnace but have purchased and installed a second furnace, which provides us with back-up melting capability in case of a furnace breakdown or during one of our periodic maintenance outages. Scrap is our primary raw material, however, but the type of scrap required for the production of structural steel and rail products is generally of a cheaper and less expensive grade than that required for the production of flat-rolled steel.

Back to Contents

From the furnace the molten metal is transported to a separate ladle metallurgy furnace where, as in the flat roll mini-mill, we adjust temperature and chemistry. We then take the liquid steel to a continuous caster, which casts three strands, expandable to four, of blooms and beam blanks. The caster utilizes a curved mold that produces six sizes of material—two blooms, which are rectangular shaped, and four beam blanks, which are dog bone shaped, in varying lengths of 17 to 48 feet. The caster design accommodates a quick-change tundish nozzle system designed to optimize the continuous casting process and to achieve a low operational cost per ton. The tundish bottoms are also designed to change from a bloom opening to any of four beam blank sizes to allow greater flexibility in product choice.

After exiting the mold, the multiple strands continue through a series of sprays and roller supports to precisely cool and contain the cast shapes. Straightener rolls then unbend the curved strands onto a horizontal pass-line, where they are cut to length by automatic torches. We then weigh the cast pieces and transport them either directly through a reheat furnace to a hot-rolling mill, or into a storage area for rolling at a later time. In the hot-rolling mill, the product passes through a breakdown stand where it is rolled into either a structural steel product or a rail product, depending on the roll-configuration and number of passes. The product is then transferred to a 3-stand tandem mill, which consists of a universal rougher, an edger and a universal finisher. The hot-rolling mill is an advanced four-stand, all reversing mill built by SMS Demag AG. The mini-mill is capable of producing wide flange beams from 6” x 4” to 36” x 12”, standard beams, piling sections, M-shape sections, sheet piling, channels, car building shapes, bulb angles and zee’s and rail sections.

Downstream of the hot-rolling mill, a hot saw cuts the structural steel to a maximum 246-foot length before it enters a cooling bed. After cooling, the structural steel product is straightened on a roller straightener and cut to length as required by a particular order. The product is then piled and bundled and shipped as finished product.

For the production of rail products, we fitted our caster with special molds and segments to cast the new 13” x 10” blooms required for rail production. We have also added electro magnetic stirring within the caster to improve surface quality and reduce internal cracking. The reheat furnace, which heats the blooms to the proper rolling temperature, is also fitted with automation changes for the charging and discharging machines. We also operate additional descaling equipment prior to the rolling process, as well as a rail stamper and manipulator. Both vertical and horizontal straighteners will be used to produce a rail that is true along all axes. After straightening, the rail product will be tested, cut to length and drilled. In our testing center, we provide ultrasonic testing for the detection of internal defects, an eddy current machine to spot surface cracks, a profile gauge for dimensional accuracy, and a straightness/waviness measurement machine. We will also be capable of manufacturing highly desirable 320-foot rail lengths, which no one else produces in or imports into the U.S. or Canadian rail markets.

Iron Dynamics Steel Scrap Substitute Facility and our Mesabi Nugget Project

Historically, the price of steel scrap, as a commodity, has tended to be volatile, rising and falling with supply and demand and not always in lock step with or in proportion to the market price of new steel. More recently, and increasingly so during the last half of 2003 and during 2004, scrap costs accelerated to historic highs, threatening one of the principal elements of the mini-mills’ traditional lower cost structure—the cost of its metallic raw material. Therefore, having a lower cost alternative source of virgin iron for a portion of a mini- mill’s melt mix, if realizable, would partially buffer the effects of high scrap prices and scrap price volatility. With the growing proportion of electric furnace steelmaking, both worldwide and domestically, we believe that the benefits of developing a cost-effective alternate iron source to augment scrap, our primary raw material, makes good economic sense in the long run.

Since 1997, Iron Dynamics has tried to develop and commercialize a pioneering process of producing a virgin form of iron that might serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. Direct reduced iron is a metallic product made

Back to Contents

from iron ore or iron ore “fines” that have been treated in a “direct reduction” furnace, such as a rotary hearth furnace, with either natural gas or coal to reduce the iron oxide to metallic iron. The method selected by Iron Dynamics is one that uses coal as the reducing agent. The direct reduced iron, or DRI, is then compacted by briquetters to form hot briquetted iron, or HBI, which is stable and can be immediately used in our melting furnaces or stockpiled for later use. Liquid pig iron, the ultimate end product intended to be produced by Iron Dynamics, is a pure metal product produced by smelting the direct reduced iron in a submerged arc furnace. Our Iron Dynamics facility was designed and built for the production of direct reduced iron and its conversion into liquid pig iron. We have used and plan to use all of Iron Dynamics’ HBI and liquid pig iron in our steelmaking operations.

Since the plant’s initial start-up in August 1999, we have made continuous process, design and equipment modifications, as we encountered various quality and consistency issues with this pioneering technology.

During 2003, after further evaluation of certain production trials, we concluded that our improved production technology, coupled with our ability to recycle waste materials as part of our raw material mix, and the increasingly higher price of scrap, warranted further modifications and refinements, and these were completed. In connection with the liquid pig iron conversion process, the direct reduced iron is first liquefied and the hot liquid pig iron is then transferred in ladles to the flat roll mill’s meltshop and combined with scrap steel in the mill’s electric arc furnaces. During 2004, the Iron Dynamics facility produced 173,000 tonnes of direct reduced iron, of which 106,000 tonnes were converted into HBI and 47,000 tonnes were converted into liquid pig iron. All of Iron Dynamics’ production was used by our steelmaking operations.

As of December 31, 2004, our equity investment in the Iron Dynamics project was $185 million.

Mesabi Nugget Project

In March 2002, we formed a joint venture with certain entities owned by Kobe Steel, Ltd., Cleveland-Cliffs Inc., and Ferrometrics, Inc., to pursue the development of a proprietary process owned by Kobe, known as “ITmK3®,” for the production of a fully metallized iron nugget product suitable for use as an alternative iron or scrap substitute feedstock in electric arc furnace steelmaking.

Based on the successful operation of the pilot plant, we are planning to invest between $60 and $80 million in a joint venture over the next two years to construct a full-scale commercial plant, which will be located either in Indiana or in Minnesota. We expect to own a majority of the equity in this joint venture and to enter into an offtake agreement with the joint venture for the iron nuggets, to use in our steelmaking operations.

Bar Products Division

Pittsboro, Indiana Bar Mill

We purchased our Pittsboro, Indiana bar mini-mill from Qualitech Steel SBQ LLC in September 2002, and during 2004 completed our announced program to upgrade and retrofit the mill to produce a broad array of merchant quality, or MBQ, bars and shapes and reinforcing bar products, as well as special bar quality, or SBQ, products. As of December 31, 2004, we had invested a total of $147.4 million in the facility, which includes the original acquisition cost of $45 million and capitalized interest of $6.6 million. The mill was originally constructed in 1997 as an SBQ mill and, as upgraded, consists generally of a 100 ton single shell AC melting furnace, a three strand SMS Demag continuous caster capable of casting both a 7” x 7” billet and a 14” x 10” bloom, a reheat furnace, and a rolling mill consisting of a roughing mill and intermediate mill, and Kocks reducing and sizing blocks used in the production of SBQ rounds. The meltshop is also equipped with a separate ladle metallurgy facility, or LMF, where metallurgical testing, refining, alloying and desulfurizing takes place, and a vacuum tank degasser, which is used to degas steel to produce high carbon and alloy grades of steel and ultra high purity products. We also added an eight stand finishing mill, together with ancillary equipment such as abrasive saws, shears, a straightener and magnetic stacking equipment, which enables us to produce a variety

Back to Contents

of merchant bars and shapes, as well as reinforcing bar products and, during 2004, we completed the installation of equipment to enable the mill to produce smaller rounds, angles, flats, channels and similar products. The Pittsboro facility will have an annual production capacity of between 500,000 and 600,000 tons.

New Millennium Building Systems

During 2003, we increased our ownership in our consolidated New Millennium Building Systems subsidiary from a 46.6% ownership interest to 100%.

The New Millennium Butler, Indiana facility, which began production in June of 2000, produces steel building components, including joists, girders, trusses and steel roof and floor decking, which we sell primarily in the upper Midwest non-residential building components market. Our Flat Roll Division supplies a majority of the hot-rolled steel utilized in New Millennium’s manufacturing operations. During 2004, New Millennium produced 96,000 tons of steel building components in its Butler, Indiana facility.

In September 2004, New Millennium began construction of a new 270,000 square foot manufacturing facility in Lake City, Florida. As of January 31, 2005, we had invested $21.7 million for the construction of this plant which will manufacture a similar array of steel building components as our Butler, Indiana facility but will market these products primarily in Florida and in the southeastern part of the United States. The Florida facility began shipping joist products in February 2005 and we expect to begin shipping decking material in April 2005. We currently plan to supply our new Florida plant with hot-rolled steel primarily from our Flat Roll Division.

Steel Dynamics, Inc. was incorporated in August 1993, in Indiana. We maintain our principal executive offices at 6714 Pointe Inverness Way, Suite 200, Fort Wayne, Indiana 46804. Our telephone number is (260) 459-3553.

Products and Customers

Flat Roll Division

Products.     Our Flat Roll Division produces hot-rolled products that include a variety of high quality mild and medium carbon and high strength low alloy hot-rolled bands in 40 inch to 62 inch widths and in thicknesses from .500 inch down to .043 inch. We also produce an array of lighter gauge hot-rolled products, including high strength low alloy 80,000 minimum yield and medium carbon steels made possible by the addition of our seventh hot-rolling stand. These products are suitable for automobile, truck, trailer and recreational vehicle parts and components, mechanical and structural steel tubing, gas and fluid transmission piping, metal building systems, rail cars, ships, barges, and other marine equipment, agricultural equipment and farm implements, lawn, garden, and recreation equipment, industrial machinery and shipping containers.

We believe that our basic production hot band material has shape characteristics that exceed those of the other thin-slab flat roll mini-mills and compares favorably with those of the integrated mills. In addition, as a result of our lighter gauge hot-rolling capabilities, we are now able to produce hot-rolled hot-dipped galvanized and galvannealed steel products. These products are capable of replacing products that have traditionally only been available as more costly cold-rolled galvanized or cold-rolled galvannealed steel. Our galvanizing facility will also further enable us to continue to add to our mix of higher margin value added products through our ability to coat additional material that would otherwise not be coated due to the galvanizing capacity limitations at our Butler mill.

In our cold mill, we also produce hot-rolled pickled and oiled, hot-rolled hot dipped galvanized, hot-rolled galvannealed, cold-rolled hot dipped galvanized, cold-rolled galvannealed and fully processed cold-rolled sheet. Our new paint line paints pickled and oiled, hot rolled galvanized coil, cold rolled coil and cold rolled galvanized coil in gauges from .010 to .070 inches and widths ranging from 36 inches to 64 inches. This material is typically used in transportation products, building products such as raised garage door panels, heating and cooling products, appliances, furniture and lighting equipment.

Back to Contents

Customers.     The following tables show information about the types of products we produced and the types of customers we sold to in 2003 and 2004:

	2003	2004

Products:
Hot band	48%	40%
Pickled and oiled	10	7
Coldrolled	8	7
Hot-rolled galvanized	16	18
Cold-rolled galvanized	14	20
Post anneal	4	8

Total	100%	100%

Customers:
Service center (including enduser intermediaries)	84%	82%
Pipe and tube	5	3
Original equipment manufacturer	11	15

Total	100%	100%

During 2004, we sold our products to approximately 190 customers. In 2004, our largest customers were Heidtman Steel, New Process Steel and Dietrich Industries, which in the aggregate accounted for approximately 23% of our total net sales. Heidtman accounted, individually, for approximately 13% and 12% of our net sales in and 2003 and 2004, respectively.

Steel processors and service centers typically act as intermediaries between primary steel producers, such as us, and the many end-user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. Notwithstanding the completion of our cold mill and our increased utilization in our own cold finishing facility for a considerable portion of our hot band production, we expect that our intermediate steel processor and service center customers will remain an integral part of our customer base. Our sales outside the continental United States accounted for approximately 3% of our consolidated net sales in 2004.

Back to Contents

Structural and Rail Division

Products.     We produce various structural steel products such as wide flange beams, American Standard beams, miscellaneous beams, “H” Piling material, sheet piling material, American Standard and miscellaneous channels, bulb angles, and “zee’s.” The following listing shows each of our structural steel products and their intended markets:

Products	Markets

Wide flange, American Standard and miscellaneous beams	Framing and structural girders, columns, bridge stringers, ribs or stiffeners, machine bases or skids, truck parts, and construction equipment, parts

“H” Piling	Foundational supports

Sheet Piling	Temporary or permanent bulkhead walls, cofferdams, shore protection structures, dams and core walls

Channel sections	Diaphragms, stiffeners, ribs and components in builtup sections

Bulb angles and zee’s	Steel building components

We have gradually been ramping up production of different structural products, in various sizes and foot weights, since we commenced initial production in July 2002. During 2004, we produced 695,000 tons and shipped approximately 734,000 tons of structural steel products. We have also initiated certain value added services for the Midwestern fabricator market, including exact length and exact piece count capabilities.

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

The marketplace for steel rails in the United States and Canada is relatively small, approximately 800,000 tons in 2003, and is also specialized, with only approximately six Class 1 railroad purchasers: Burlington Northern/Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation and Canadian National Railway. These purchasers account for approximately 600,000 tons of annual production. Rail contractors, transit districts and short-line railroads purchase the rest of the rail products.

Once we fully commence rail production, we plan to produce rail in standard and premium or head-hardened grades, in a range of weights from 115 lbs. per yard to 141 lbs. per yard, in lengths from the traditional 80 feet up to 240 feet initially and, ultimately, to 320 feet. We also intend to weld these 240/320 foot rails into 1,600 foot strings for delivery to the installation site. Such long strings offer substantial savings both in terms of initial capital cost and through reduced maintenance. In contrast, current production of rail in the United States, and available imported rail, is limited to 80-foot lengths, as a result of existing plant layout restrictions and the physical limitations of ocean freight. The more welded joints there are in a mile of track, the greater the maintenance cost to the railroad due to excessive wear and fatigue cracking at the welds.

Back to Contents

Bar Products Division

Products.     We are capable of producing a broad line of special bar quality, or SBQ, and merchant bar quality, or MBQ products, as well as rebar products in sizes from #3 to #18.

Special bar quality products are uniquely designed to be in motion and include such items as gears, shafts and forgings. We can produce SBQ rounds in sizes from 11/2” to 9” and SBQ round cornered squares in sizes from 2” to 8”. During 2004, since our start-up in January, we shipped approximately 287,000 tons of SBQ products, virtually our entire first year output, primarily for use by cold finishers, forgers, OEM manufacturers and tubing mills.

Merchant bar quality products are used in a wide variety of applications, including automotive, fasteners, conveyor assemblies, rack systems, transmission towers, gratings, safety walkways, stair railings, farm and lawn and garden equipment, light steel fabrication, machinery, ornamental iron projects and construction equipment. During 2004, we produced only minimal tons of MBQ products.

Rebar is used principally for strengthening concrete. Approximately half of rebar consumption is in construction projects involving the private sector, including commercial and industrial buildings, apartments and hotels, utility construction, agricultural projects, and various repair and maintenance applications. The other half of rebar consumption is accounted for by public works projects, such as highway and street construction, public buildings, bridges, municipal water and sewer treatment facilities and similar projects. During 2004, we produced very small quantities of rebar products.

Customers.     Merchant bar products are generally sold to fabricators, steel service centers and original equipment manufacturers. Rebar is generally sold to fabricators and manufacturers, who cut, bend, shape and fabricate the steel to meet engineering, architectural and end-product specifications. SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers and steel service centers.

New Millennium Building Systems

Products.     New Millennium fabricates trusses, girders, steel joists and steel decking for the non-residential construction industry. Specifically, New Millennium manufactures a complete line of joist products, including bowstring, arched, scissor, double-pitched and single-pitched joists. Decking products include a full range of roof, form, and composite floor decks.

Customers.     New Millennium’s primary customers are non-residential contractors. Significant portions of New Millennium’s sales are to customers from outside Indiana, with a concentration to date in the Upper Midwest area of the United States. We believe that the Upper Midwest presently enjoys the highest non-residential building spending in the country. However, with our new Lake City, Florida plant, we will cater to markets in Florida and in the southeastern United States as well.

Competition

Flat Roll Division

Our hot-rolled products compete with many North American integrated hot-rolled coil producers, such as U.S. Steel’s plants near Detroit, Michigan, Granite City, Illinois, Gary, Indiana, Dravosburg, Pennsylvania and Fairfield, Alabama; Ispat Inland Inc.’s plant in East Chicago, Indiana; and AK Steel Corporation’s plant in Middletown, Ohio. We also compete with International Steel Group, or ISG, which purchased out of bankruptcy LTV Steel Corporation’s former steelmaking facilities at Cleveland, Ohio and Indiana Harbor, Indiana, Acme Steel’s rolling facility in Chicago and the former Bethlehem Steel plants in Burns Harbor, Indiana and Sparrow’s Point, Maryland. We also compete with companies that convert steel slabs into sheet steel, such as Duferco Steel in Farrell, Pennsylvania. As a result of the integrated mills’ lesser dependence on steel scrap as a raw material than mini-mills, and as a result of the consolidations that have occurred over the past several years in the U.S.

Back to Contents

steel industry, including the emergence of relaxed union work rules and lower capital structures, many of these integrated mills are beginning to have cost structures closer to those of the mini- mills, rendering them more competitive than traditionally so.

Our hot-rolled products also compete with the products of a number of hot-rolled mini-mills, such as Nucor Corporation’s 1.6 million ton capacity plant in Crawfordsville, Indiana, its 1.7 million ton capacity plant in Hickman, Arkansas and its 2.0 million ton capacity plant in Berkeley, South Carolina; Gallatin Steel Company’s 1.2 million ton capacity plant in Ghent, Kentucky; and North Star BHP Steel LLC’s 1.2 million ton capacity plant in Delta, Ohio.

With the exception of Gallatin Steel, we compete with these same producers for the sale of our cold-rolled and coated products. We also compete with a number of companies, such as Worthington Steel of Columbus, Ohio, Winner Steel of Sharon, Pennsylvania and Metaltech of Pittsburgh, Pennsylvania, which buy their hot-rolled or cold-rolled bands from other producers and then convert them into products that are competitive with ours.

Structural and Rail Division

Sales of structural steel products are sensitive to the level of construction activity, which is in turn affected by such cyclical factors as general economic conditions, interest rates, inflation, consumer spending and employment.

Our structural steel products compete with a sizable number of electric arc furnace structural steelmakers, some of which have cost structures and flexible management cultures similar to our own. Notable competitors include Nucor Steel in Berkeley, South Carolina; Nucor-Yamato Steel in Blytheville, Arkansas; and TXI-Chaparral Steel in Midlothian, Texas and Petersburg, Virginia. There are also a number of smaller competitors, including Ameristeel in Cartersville, Georgia; and Bayou Steel in Laplace, Louisiana. The Nucor mini-mills and the TXI-Chaparral mini-mills have accounted for the greatest bulk of the tons produced in North America over the past three years. We also believe, however, that both geography and product choice will play significant roles. There are currently no other structural mills located in the Midwest, one of the largest structural steel consuming regions in the United States, and we believe we can provide freight-saving and customer service benefits to end users, service centers and fabricators located in the region. We also believe that most of Canada’s structural steel consumption is located in Canada’s eastern provinces, closer to us than to either of our two largest competitors. Moreover, we intend to provide a broad product mix, focusing on the mid-range and larger section served only by Nucor-Yamato Steel and TXI-Chaparral from locations more remote than our mini-mill.

At present, the rail market is principally served by imports and two domestic producers: Rocky Mountain Steel, a division of Oregon Steel Mills, Inc. in Pueblo, Colorado, and Pennsylvania Steel Technologies, formerly a subsidiary of Bethlehem Steel Corporation, now ISG, in Steelton, Pennsylvania. Each of these producers has the capability to produce either standard or premium rail, although neither is equipped to produce rail in 240-foot or 320-foot lengths as we plan to do. Once we begin to produce Class I quality rail, our rail products will also compete with similar imported products from a number of high quality integrated and electric furnace steel producers in Europe and Asia, including British Steel, Voest-Alpine Schienen, Nippon Steel and NKK.

Bar Products Division

Our major competitors for SBQ product sales, within a 500 mile radius of Pittsboro, include Republic Technologies International of Akron, Ohio, The Timken Company of Canton, Ohio, Quanex/Macsteel in Jackson, Michigan and Monroe, Michigan and Ispat/Inland Steel in East Chicago, Indiana.

Our major competitors for merchant bar, shapes and reinforcing bar product sales, likewise generally within a 500 mile radius of Pittsboro, Indiana, include Ameristeel plants in Knoxville and Jackson, Tennessee, Marion

Back to Contents

Steel in Marion, Ohio, Nucor Corporation plants in Kankakee, Illinois (formerly Birmingham Steel) and Darlington, South Carolina, and SMI Steel in Cayce, South Carolina.

New Millennium Building Systems

New Millennium’s main competitors on a national level in the joist business are Vulcraft, a division of Nucor; Canam; and SMI, a division of Commercial Metals. In the steel decking business, New Millennium’s main competitors on a national level are Vulcraft; Wheeling Corrugating Co., a division of Wheeling- Pittsburgh Steel Corp.; and United Steel Deck, Inc. New Millennium also has a number of competitors on a regional basis, located in the Upper Midwest, including Canam, Socar and Gooder-Henderson, as well as several local suppliers with facilities located in Pittsburgh, Cleveland, Detroit, Indianapolis, Chicago and Milwaukee. Regional competitors with our new Lake City, Florida plant will include Canam, Quiney Joist, SMI and Wheeling Corrugating.

Sources, Availability and Cost of Scrap and Scrap Substitute

Our principal raw material is scrap metal derived from, among other sources “home scrap,” generated internally at steel mills themselves; industrial scrap, generated by excess steel trimmed or produced during manufacturing; and “obsolete” scrap such as railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines.

Scrap

Scrap is the single most important raw material used in our mini-mill steelmaking process, traditionally comprising approximately 80-85% of the metallic melt mix in electric arc furnace steelmaking, in contrast to integrated mill steelmaking, where the proportion of scrap has traditionally been approximately 20%. Depending upon the carbon content of scrap substitute material that may be available from time to time, and the relative cost of such material, the percentage of scrap used in our steelmaking operations could be reduced to the range of 60% or less of our metallic melt mix.

As it relates to final product quality, electric arc furnace flat roll steel producers can normally only tolerate a maximum .2% level of residual materials such as non-ferrous metallic contamination from copper, nickel, tin, chromium, and molybdenum, which, once having been dissolved into steel cannot be refined out. In order for the scrap melt to provide this level of quality under present circumstances, the mill must use approximately 60% of “low residual” scrap or an equivalent material. Such low residual scrap is generally more expensive and takes the form of No. 1 dealer bundles, No. 1 factory bundles, busheling, and clips. Such low residual scrap is generally more expensive. The balance of the melt mix can then consist of various grades of higher residual, and thus less expensive, scrap, which can be blended with low residual scrap to keep within impurity tolerances.

Many variables can impact scrap prices, all of which reflect the pushes and pulls of the supply demand equation. These factors include the level of U.S. new steel production (for high quality low residual scrap is a by-product of new steel manufacturing activity), the level of exports of scrap from the United States, the amount of obsolete scrap production and the effect of speculation on the amount of scrap offered on the market from time to time. The U.S. has generally been a net scrap exporter. Generally, as domestic steel demand increased, so did scrap demand and resulting scrap prices. The reverse was also normally but not always true, with scrap prices following steel prices downward where supply exceeded demand.

Starting during the latter part of 2002, however, and continuing through 2003 and 2004, the price of scrap has risen sharply upward to historic highs, largely as a result of foreign scrap demand, particularly from China, a weak U.S. dollar that makes U.S. scrap exports more attractive, and relatively static if not limited scrap availability in the U.S. These factors have driven scrap prices to their highest levels in decades. In December 2003, the price of No. 1 factory bundles, a key scrap commodity, was approximately $186 per ton. The same commodity cost $376 per ton in December 2004.

Back to Contents

We believe that the demand for low residual scrap will continue to rise more rapidly than the supply in the coming years, especially with the increased number of electric arc furnace mini-mills, both here and abroad, that have been built or commenced operations in recent years, and especially due to foreign scrap demand.

As a result, in order to maintain an available supply of scrap at competitive market prices, we have established and intend to maintain multiple strong and dependable sources through which to competitively purchase scrap of all grades, including low residual scrap, have added our own in-house scrap purchasing department, may establish our own or may joint venture with others to develop scrap facilities, and have been active in developing our own sources of scrap substitute products, such as Iron Dynamics and our Mesabi Nugget project.

Scrap Substitutes

Direct reduced iron, hot briquetted iron and pig iron can substitute for a limited portion of the steel scrap used in electric furnace mini-mill steel production. Historically, we have used approximately 15% by weight of scrap substitutes in our melt mix, mainly imported pig iron. During 2004, we consumed approximately 600,000 tons of scrap substitutes, of the 4.1 million tons of metallics that we melted in our electric arc furnaces. Slightly over 25% of the scrap substitutes consumed came from Iron Dynamics. All purchases of scrap substitutes were made on the spot market at prevailing market prices.

We anticipate that we will utilize all of Iron Dynamics’ scrap substitute product output, whether HBI or liquid pig iron. Upon anticipated commissioning of our Mesabi Nugget joint venture operation during 2006, we also plan on having an off-take agreement for nearly all of the iron nuggets to be produced.

Our Industry

Overview

The U.S. steel industry has historically been and continues to be highly cyclical in nature, influenced by many factors, including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, worldwide steel demand, and levels of steel imports. The steel industry has also been affected by various company-specific factors, such as a company’s ability or inability to adapt to and deal with technological change, plant inefficiency and high labor costs. The U.S. has traditionally been a net importer of steel.

During the second half of 2000 and throughout 2001, the U.S. steel industry experienced a severe downward cycle, largely as a result of increased imports of steel at depressed prices, the effect of a strong dollar, weak economic conditions and excess global steel production capacity. On the other hand, during the first half of 2002, domestic flat-rolled steel prices increased dramatically from historical cyclical lows in 2001. This increase resulted from a number of factors, including (1) a temporary reduction in domestic steel production capacity as a result of certain bankruptcies and shutdowns of other U.S. steel producers, (2) a reduction in imports, driven in part by certain favorable rulings and executive actions with respect to tariffs and quotas on foreign steel, and (3) a brief strengthening of the overall U.S. economy and the need for end-users of steel products to replenish their depleted inventories. The cycle began to turn downward again toward the end of 2002 and into early 2003, however, largely as a result of softening product demand brought about by a still weak economy and war concerns. The shortness of the previous up cycle, poor cost controls and high fixed costs and legacy costs for many steel producers, an absence of any supply or pricing discipline by individual producers, and the strength of the U.S. dollar that brought exports streaming into the country created the conditions for more than 40 bankruptcies among U.S. steel producers, mainly integrated producers, between 2001 and 2003.

These economic dislocations, rationalization of production capacity and supply due to steel industry consolidation, a weakened U.S. dollar, high ocean freight rates and strong foreign, mainly Chinese and Asian, steel demand and scrap demand, combined during 2003 to substantially reduce steel imports into the U.S., thus

Back to Contents

constraining the supply of new steel for domestic consumption. Moreover, by rendering exports of steel abroad more attractive, this has also acted to constrain the U.S. supply of scrap for domestic consumption. The result has not only been a dramatic increase in U.S. steel pricing in late 2003 and throughout 2004, but it has also led to unprecedented increases in the cost of steel scrap.

The U.S. steel industry experienced many changes during 2003 and 2004 as a result of consolidation. In 2001, the top three U.S. producers of flat-rolled sheet had a 32% market share. For 2003, the top three (U.S. Steel, ISG and Nucor) had a market share of 55%. International Steel Group added to its acquisition of the bankrupt steel assets of LTV Steel with its acquisition of Acme Steel’s assets and its acquisition of the assets of Bethlehem Steel. All three of these acquisitions resulted from the prior bankruptcies of the predecessor steel companies. Similarly, U.S. Steel acquired the bankrupt assets of National Steel. These and similar developments caused formerly idled or inefficient production facilities to come back into the market with substantially lower capital costs, with renegotiated labor agreements containing fewer work rules and reduced labor costs, and shorn of many previously burdensome health care and retirement legacy costs and other liabilities. The result of this restructuring and consolidation, which we expect to continue, is a more competitive U.S. steel market, with a narrowing of production cost differentials between mini-mills and some of these integrated producers. Moreover, with the integrated mills’ lesser dependence on scrap as a percentage of their metallics melt mix than the mini-mills, the traditional mini-mill cost advantage over integrated mill ironmaking may be reduced or eliminated when scrap prices are at high levels.

Anti-Dumping Initiatives

U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, but is also substantially affected by the relative strength of foreign economies and fluctuation in the value of the U.S. dollar against foreign currencies, with steel imports tending to increase when the value of the dollar is strong in relation to foreign currencies. During the 1990s, the situation was exacerbated by a weakening of certain economies, particularly in Eastern Europe, Asia and Latin America. Because of the ownership, control or subsidization of some foreign steel producers by their governments, decisions by such producers with respect to their production, sales and pricing decisions are often influenced to a greater degree by political and economic policy consideration than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. Since 1998, when imports of hot-rolled and cold-rolled products increased 43% compared to the prior year, domestic steel producers, including us, have been adversely affected by illegally “dumped” imported steel. Dumping involves selling a product below cost or for less than in the exporter’s home country and is a violation of U.S. trade laws. Most foreign markets are less open than the U.S. market, allowing foreign producers to maintain higher prices in their own markets, while dumping excess production at lower and often subsidized prices into the U.S. market. A number of steel industry anti-dumping initiatives, or trade cases, have been brought in recent years in an attempt to stem the flow of these unlawful imports. Some have been successful and some have not.

Integrated Mills Versus Mini-Mills

There are generally two kinds of primary steel producers, “integrated mills” and “mini-mills.” We are a mini-mill producer.

Steel manufacturing by an “integrated” producer involves the production of liquid iron from iron ore, coke and lime in a blast furnace. The process involves ironmaking followed by steelmaking, followed by billet or slab making, followed by reheating and further rolling into steel plate or bar, or flat-rolling into sheet steel or coil. These processes may, in turn, be followed by various finishing processes (including cold-rolling) or various coating processes (including galvanizing). In integrated producer steelmaking, metallurgical coal is converted to coke in a coke oven, then combined in a blast furnace with iron ore and limestone to produce pig iron, and then combined with scrap in a “basic oxygen” or other furnace and refined into liquid steel. Once produced, the liquid steel is metallurgically refined and then either cast into ingots for later reheating and processing or

Back to Contents

transported to a continuous caster for casting into a billet or slab, which is then further shaped or rolled into its final form. Typically, though not always, many of these processes take place in separate and remote facilities.

In contrast, mini-mills, such as our Butler mini-mill, our Columbia City mini-mill and our Pittsboro, Indiana mini-mill use an electric arc furnace to directly melt scrap or scrap substitutes, thus entirely eliminating the energy-intensive process of producing liquid iron in a blast furnace. Our flat roll mill also unifies the melting, casting and the hot-rolling into a continuous process.

As a group, mini-mills have historically been characterized by lower costs of production and higher productivity than integrated mills. This was due, in part, to lower capital costs and to lower operating costs resulting from their streamlined melting process and smaller, more efficient plant layouts. Moreover, mini-mills tended to employ a management culture, such as ours, that emphasizes flexible, incentive-oriented non-union labor practices and have tended to be more willing to adapt to newer and more innovative management styles that encourage decentralized decision-making. The smaller plant size of a mini-mill also permits greater flexibility in the choice of location for the mini-mill in order to optimize access to scrap supply, energy costs, infrastructure and markets, as is the case with our mini-mills. Furthermore, a flat roll mini-mill’s more efficient plant size and layout, which incorporates the melt shop, casting, and rolling in a unified continuous flow under the same roof, have reduced or eliminated costly re-handling and re-heating of semi-finished steel. They have also adapted quickly to the use of new and cost-effective equipment, thereby translating technological advances in the industry into efficient production. However, as a result of the movement toward steel industry consolidation, coupled with the emergence from bankruptcy of previously inefficient and high capital cost and high operating cost steelmaking assets, under new ownership, with renegotiated and less burdensome labor contracts, the cost differences between mini-mills and some integrated mill consolidators have begun to narrow. Moreover, during periods of high scrap costs, as at the present time, integrated mills that produce their own blast furnace iron and are not as dependent as mini-mills upon scrap for the bulk of their melt mix, actually experience lower raw material metallic costs than mini-mills, thus further compressing the historical cost differentials between integrated and mini-mill steelmaking.

The Flat Roll Steel Market

The flat roll steel market represents the largest steel product group. Flat-rolled products consist of hot-rolled, cold-rolled and coated sheet and coil.

The following table shows the U.S. shipments of flat-rolled steel, in net tons, by hot-rolled, cold-rolled and coated production, as reported by the American Iron and Steel Institute or AISA, for the five years from 1999 through 2003.

	Years ended December 31,

	1999	2000	2001	2002	2003

	(net tons, in millions)
U.S. Shipments:
Hot Rolled(1)	27.7	29.3	27.8	28.1	30.7
Cold Rolled(2)	16.8	18.0	14.8	15.1	15.9
Coated(3)	24.3	23.9	22.2	22.8	23.0

Total	68.8	71.2	64.8	66.0	69.6

Percentage of Total U.S. Steel Shipments	65%	65%	66%	66%	66%

(1)	Includes pipe/tube, sheet, strip and plate in coils.
(2)	Includes blackplate, sheet, strip and electrical.
(3)	Includes tin coated, hot dipped, galvanized, electrogalvanized and all other metallic coated.

Back to Contents

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

Cold-Rolled Products

Cold-rolled steel is hot-rolled steel that has been further processed through a pickler and then successively passed through a rolling mill without reheating until the desired gauge, or thickness, and other physical properties have been achieved. Cold-rolling reduces gauge and hardens the steel and, when further processed through an annealing furnace and a temper mill, improves uniformity, ductility and formability. Cold-rolling can also impart various surface finishes and textures. Cold-rolled steel is used in exposed steel applications that demand higher surface quality or finish, such as exposed automobile and appliance panels. As a result of higher processing costs, cold-rolled prices are typically higher than hot-rolled prices. Typically, cold-rolled material is coated or painted.

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

The Structural Steel Market

The structural steel market is a relatively small part of total U.S. steel shipments. In 2001, 2002 and 2003, structural steel shipments were 6.9 million tons, 6.7 million tons and 7.4 million tons, respectively, and averaging less than 10% of the total steel market during these three years. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials, which has occurred at a relatively constant rate of 50% over the four years from 2000 through 2003.

The Rail Market

Rail shipments in 2002 and 2003 were approximately 791,000 tons and 803,000 tons, respectively, including standard rail and premium or head-hardened rail. Increased rail hardness results in a longer lasting product and is achieved by quenching hot rail with either air or water or by changing rail chemistry through the addition of alloys. Harder rail is more costly. Rail is produced in or imported into the U.S. and Canadian markets in standard lengths of 39 to 80 feet, mainly due to the limitations of existing North American rail production equipment and plant layouts, as well as the size limitations of ocean freighters with respect to imports. As a result, in order to produce the 1,600-foot rail “strings” desired by railroads, 20 80-foot rail sections are required to be welded together. Each weld is costly to make and increases installation and periodic maintenance costs. Once fully operational, we intend to produce rail sections in length up to 320 feet, and product that is currently unavailable in the United States and Canada, thus requiring fewer welds and less maintenance by the railroad users.

Back to Contents

Of the total shipments of rail during 2003, approximately 70% was produced by the two remaining U.S. rail producers and 30% was imported, mainly from Japan and from Europe. There are currently no rail producers in Canada.

The Market for Rebar, Merchant Bar and SBQ Products

Accordingly to AISI data, apparent SBQ supply has averaged approximately 7 million tons nationally over the 1999 to 2003 period.

According to AISI, apparent supply of light structural shapes, also characterized by a major dimension of less than 3 inches, averaged approximately 2 million tons annually during the 1999 to 2003 period. Likewise, AISI apparent rebar supply in the United States was approximately 7 million tons in the 1999 to 2003 period.

Energy Resources

Electricity

With respect to our Butler mini-mill, our electric service contract with American Electric Power, or AEP, extends through December 31, 2005. The contract designated only 152 hours as “interruptible service” during 2003 and 140 hours during 2004. The contract also provides that the circumstances necessary to warrant any hours of service interruptions must be of an emergency nature and not related to price and demand. The contract also establishes an agreed fixed rate for the rest of our electrical usage. Interruptible service subjects us to the risk of interruption at any time in the operation of the AEP system, whether as a result of an AEP peak demand, or even if AEP were able to obtain a higher market price from an alternate buyer.

With respect to our Columbia City structural steel and rail mini-mill, the plant site is located within the service territory of Northeastern R.E.M.C., a rural electric cooperative and a member of the Wabash Valley Power Association. We have not yet elected to enter into any long term electricity supply agreement for this mini-mill, and have been able to effectively use spot market pricing by tailoring our usage to lower cost operating hours. If we enter into a longer term agreement, however, we will be required to arrange power transmission over lines owned by American Electric Power.

With respect to our Pittsboro, Indiana bar mill, the plant is located within the service territory claimed by Cinergy, formerly known as Public Service of Indiana. We have agreed to the terms of an energy supply contract with Cinergy, under the terms of which we will be purchasing electricity at market rates. The contract has been approved by the Indiana Utility Regulatory Commission and extends through the end of 2005.

Gas

We use approximately 9,000 to 11,000 decatherms of natural gas per day in our Butler flat roll mini-mill. A decatherm is equivalent to 1 million BTUs or 1,000 cubic feet of natural gas. We have a delivery contract with the Panhandle Eastern Pipeline that extends through April 2010 relating to our Butler mini-mill. We also have a delivery contract with Columbia Gas that expires February 2006 and a contract with NIPSCO/NIFL that extends through October 2005 relating to our Butler mini-mill. We maintain a liquid propane storage facility on site in Butler with sufficient reserves to sustain operations at our flat roll mini-mill for approximately one week in the event of an interruption in the natural gas supply.

With respect to our structural steel and rail mini-mill, we have entered into an agreement with NIPSCO for gas service under its Rate Schedule 330, which will provide firm burnertip supply and transportation service for all natural gas requirements at this mini-mill. The agreement includes a volume-dependent transportation fee and forgoes all balancing charges. This agreement precludes the need for a separate pipeline transportation agreement. The agreement is for a period of three years, beginning with the first use of gas in production. We purchased gas at market prices at commencement of operations, and we are now minimizing price volatility by entering into hedging transactions on the futures markets.

Back to Contents

With respect to our Pittsboro, Indiana bar mill, we purchase our gas ex well head at market rates, pay for transporting the gas through the transcontinental pipeline, and we are in discussion with Vectron for a ten year market rate contract to bring the gas to the mill.

Other

We use oxygen, nitrogen, hydrogen and argon for production purposes, which for our Butler mini-mill, we purchase from the adjacent plant of Air Products and Chemicals, Inc. Air Products uses its plant not only to supply us but also to provide oxygen and other gases to other industrial customers. As a result, we have been able to effect very favorable oxygen and other gas purchase prices on the basis of Air Products’ volume production. Praxair, Inc. has built a similar facility within our Columbia City mini-mill. Praxair is a captive facility to our Columbia City mini-mill. Air Liquide built a plant adjacent to our Pittsboro, Indiana bar mill, under an arrangement with the previous owners of the mill, and we have entered into a new contract with Air Liquide to supply our Pittsboro facility.

Patents and Trademarks

We have a trademark for the mark “SDI” and an accompanying design of a steel coil and a chevron. Our Iron Dynamics subsidiary has filed five patent applications with the U.S. Patent and Trademark Office relating to its methods of producing low sulfur liquid pig iron. As of the date of this filing, we have received three of those patents.

Research and Development

At the present time, we engage in no third party research and development activities. Our Iron Dynamics subsidiary, however, has been engaged in research and development efforts in connection with its attempts to develop a process for the production of direct reduced iron and the conversion of that product into liquid pig iron. Most of this research and development effort has been conducted in-house by Iron Dynamics’ officers and employees.

Environmental Matters

Our operations are subject to substantial and evolving local, state and federal environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water and to sewer systems, and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. In particular, we are dependent upon both state and federal permits regulating discharges into the air or into the water in order to be permitted to operate our facilities. We believe that in all current respects our facilities are in material compliance with all provisions of federal and state laws concerning the environment and we do not currently believe that future compliance with such provisions will have a material adverse effect on our results of operations, cash flows or financial condition.

Since the level of enforcement of environmental laws and regulations, or the nature of those laws that may be enacted from time to time are sometimes subject to changing social or political pressures, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The cost of current and future environmental compliance may also place U.S. steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations.

Pursuant to the Resource Conservation and Recovery Act, or RCRA, which governs the treatment, handling and disposal of solid and hazardous wastes, the United States Environmental Protection Agency, or U.S. EPA, and authorized state environmental agencies conduct inspections of RCRA regulated facilities to identify areas where there may have been releases of solid or hazardous constituents into the environment and require the

Back to Contents

facilities to take corrective action to remediate any such releases. RCRA also allows citizens to bring certain suits against regulated facilities for potential damages and clean up. Our steelmaking facilities are subject to RCRA. Our manufacturing operations produce various by-products, some of which, for example, electric arc furnace or EAF dust, are categorized as industrial or hazardous waste, requiring special handling for disposal or for the recovery of metallics. We collect such co-products in approved baghouses and other facilities, but we are also examining alternative reclamation technologies to recycle some of these products. The Iron Dynamics scrap substitute process is an example of such an alternative. While we cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action at these facilities, the costs of which could be substantial.

Under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the U.S. EPA and, in some instances, private parties have the authority to impose joint and several liability for the remediation of contaminated properties upon generators of waste, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. Many states, including Indiana, have statutes and regulatory authorities similar to CERCLA and to the U.S. EPA. We have a number of waste handling agreements with various contractors to properly dispose of our electric arc furnace dust and certain other waste products of steelmaking. However, we cannot assure you that, even if there has been no fault by us, we may not still be cited as a waste generator by reason of an environmental clean up at a site to which our waste products were transported.

In addition to RCRA and CERCLA, there are a number of other environmental, health and safety laws and regulations that apply to our facilities and may affect our operations. By way of example and not of limitation, certain portions of the federal Clean Air Act, Clean Water Act, Oil Pollution Act, Safe Drinking Water Act and Emergency Planning and Community Right-to-Know Act, as well as state and local laws and regulations implemented by the regulatory agencies, apply to our facilities’ operations. Many of these laws allow both the governments and citizens to bring certain suits against regulated facilities for alleged environmental violations. Finally, any steelmaking company could be subject to certain toxic tort suits brought by citizens or other third parties alleging causes of action such as nuisance, negligence, trespass, infliction of emotional distress, or other claims alleging personal injury or property damage.

Employees

Our work force consisted of 1,645 employees at December 31, 2004. None of Steel Dynamics’ employees are represented by labor unions. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

Our corporate headquarters are located in a building we own in Fort Wayne, Indiana at 6714 Pointe Inverness Way, Suite 200. We currently occupy approximately 13,000 square feet of a 50,000 square foot office building we constructed during 2000. The building is in a prime commercial real estate location and we lease the balance of office space to commercial tenants.

Our Flat Roll Division’s primary plant and administrative offices are located on approximately 1,070 acres, in Butler, Indiana. Approximately 200 acres of this land has been purchased for future development. One of the Flat Roll Division’s galvanizing facilities is located in Jeffersonville, Indiana within a 210,000 square foot group of buildings situated in the Clark Maritime Center on the Ohio River.

Iron Dynamics’ facility is located on approximately 26 acres, within the footprint of our Flat Roll Division’s primary site in Butler, Indiana. The facility contains approximately 160,000 square feet under roof.

Our Structural and Rail Division’s plant and administrative offices are located on approximately 610 acres of land in Columbia City, Indiana.

Back to Contents

Our Bar Products Division is situated on a 285-acre tract of land along County Road 225 East, south of Interstate 74 in Pittsboro, Indiana.

New Millennium’s Butler, Indiana operations are conducted in a 245,000 square foot facility on 96 acres of land near our Flat Roll Division. During September 2004, New Millennium started construction of a new 245,000 square foot facility on 70 acres of land in Lake City, Florida. The Lake City facility began limited production in February 2005.

ITEM 3. LEGAL PROCEEDINGS

On August 4, 2004, the Oakland County (Michigan) Circuit Court granted Steel Dynamics’ motion to dismiss General Motors Corporation’s complaint for breach of a remaining year of an alleged two year steel supply contract, which GM had filed on March 18, 2004 and which Steel Dynamics described in its March 25, 2004 press release and Form 8-K filed on the same date. The Court dismissed the complaint, with prejudice, for failure to state any legally sufficient claim, finding that a January 22, 2003 GM drafted letter to Steel Dynamics, upon which GM had relied in asserting the existence of a multi-year supply contract, lacked mutuality of obligation and did not constitute an enforceable agreement. General Motors has appealed this decision to the Michigan Court of Appeals. The appeal has been fully briefed and is awaiting oral argument.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Back to Contents

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Stock Market under the symbol STLD. The reported high and low sales prices of our common stock and our dividend information for the two most recent fiscal years are set forth in the following table (in dollars):

	Common stock market price		Dividends
2004	High	Low	declared

First Quarter	$25.87	$20.85	$.000
Second Quarter	29.09	20.77	.075
Third Quarter	39.38	27.93	.075
Fourth Quarter	42.44	29.40	.100

2003	High	Low

First Quarter	$13.40	$9.75
Second Quarter	14.57	11.10
Third Quarter	16.45	13.33
Fourth Quarter	24.13	15.20

As of February 4, 2005 we had 47,627,811 shares of common stock outstanding and held beneficially by approximately 11,500 stockholders. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,500) is not representative of the number of beneficial holders.

We declared our first quarterly dividend during July 2004. We anticipate continuing comparable quarterly cash dividends during 2005. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

During October 2004, we announced that our board of directors terminated the 1997 share repurchase plan and approved a new program authorizing the repurchase of up to 5.0 million shares, or approximately 5%, of our outstanding common stock. The 2004 program does not have an expiration date. The following table indicates shares repurchased during the two most recent fiscal years ended:

Period	Total shares purchased	Average price paid per share	Total program shares purchased	Total shares still available for purchase under the program

2004
February 1	10,558	$22.54	—	930,187
October 26 to 29	672,000	33.63	672,000	4,328,000
November 1 & 2	250,000	34.02	250,000	4,078,000
December 7 to 31	665,733	36.52	665,733	3,412,267

2003
February 2	13,254	$13.30	—	940,745

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial and operating data of Steel Dynamics. The selected consolidated financial and operating data as of and for each of the years in the five-year period ended December 31, 2004 were derived from our audited consolidated financial statements. You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

You should also read the following information in conjunction with the data in the table on the following page:

•
We reclassified certain prior year amounts to conform to the fiscal 2004 presentation. We reclassified certain costs related to the receipt of materials, internal transportation of inventories and related employee salaries and benefits from selling, general and administrative expenses to costs of goods sold. Generally, our annual gross margin was reduced by approximately 1% due to this reclassification; however, total operating income was not affected.

•
During the fourth quarter of 2004, we adopted Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” EITF 04-8 is effective for reporting periods ending after December 14, 2004 and requires companies to include shares related to convertible debt issues in the calculation of diluted earnings per share, regardless of whether the provisions of conversion have been satisfied. Therefore, we were required to restate our 2003 and 2002 diluted earnings per share for the potentially dilutive effect of convertible shares of our common stock related to our $115.0 subordinated convertible bonds.

•
For purposes of calculating our “ratio of earnings to fixed charges”, earnings consist of earnings from continuing operations before income taxes and extraordinary items, adjusted for the portion of fixed charges deducted from these earnings, plus amortization of capitalized interest. Fixed charges consist of interest on all indebtedness, including capitalized interest, and amortization of debt issuance costs. For the year ended December 31, 2001, earnings were insufficient to cover fixed charges by $7.3 million.

•
For purposes of reporting our shipments and production, “Steel” operations include our Flat Roll Division, Structural and Rail Division and Bar Products Division and “Other” operations include New Millennium Building Systems, Paragon Steel Trading and Iron Dynamics.

Back to Contents

	Years ended December 31,
	2004		2003		2002		2001		2000

	(dollars in thousands, except per share and per ton data)
Operating data:
Net sales	$2,144,913		$987,248		$864,493		$606,984		$692,623
Cost of goods sold	1,541,423		841,920		646,958		527,713		538,866

Gross profit	603,490		145,320		217,535		79,271		153,757
Selling, general and administrative expenses	96,581		48,721		59,168		53,346		48,354

Operating income	506,909		96,607		158,367		25,925		105,403

Interest expense	38,907		34,493		30,201		18,480		20,199
Gain from debt extinguishment	—		13,987		—		—		—
Other (income) expense	(7,031)		664		3,689		2,333		719

Income before income taxes	475,033		75,437		124,477		5,112		84,485

Income tax expense	179,719		28,289		46,600		1,968		30,690

Net Income	$295,314		$47,148		$77,877		$3,144		$53,795

Basic earnings per share:
Net income	$5.99		$.99		$1.65		$.07		$1.15

Weighted average common shares outstanding	49,287		47,829		47,144		45,655		46,822

Diluted earnings per share:
Net income	$5.27		$.91		$1.64		$.07		$1.15

Weighted average common shares and share equivalents outstanding	56,527		54,890		47,592		45,853		46,974

Cash dividends declared per share:	$.25		$—		$—		$—		$—

Other financial data:
Capital expenditures	$102,046		$137,061		$142,600		$90,714		$110,379
Ratio of earnings to fixed charges	10.02	x	2.54	x	3.32	x	0.79	x	2.78	x

Other data:
Shipments (net tons)
Steel operations	3,423,372		2,799,760		2,357,528		1,945,479		1,913,069
Other operations	359,410		206,718		204,153		183,648		52,200
Intercompany	(350,660)		(189,230)		(171,339)		(165,525)		(45,901)

Consolidated	3,432,122		2,817,248		2,390,342		1,963,602		1,919,368

Steel operations production (net tons)	3,468,123		2,950,249		2,488,342		2,015,991		2,031,025
Man-hours per hot band net ton produced	.30		.30		.31		.37		.37
Shares outstanding at year end, net of shares held in treasury (000s)	48,486		48,645		47,581		45,743		45,505
Number of employees	1,645		1,397		869		676		651

Balance sheet data (end of period):
Cash and cash equivalents	$16,334		$65,430		$24,218		$78,241		$10,184
Working capital	444,311		254,631		197,353		194,093		165,915
Net property, plant and equipment	1,024,044		1,001,116		929,338		852,061		807,322
Total assets	1,733,619		1,448,439		1,275,696		1,180,098		1,067,074
Long-term debt (including current maturities)	448,379		607,574		555,450		599,924		532,520
Stockholders’ equity	847,122		587,233		521,660		418,575		418,784

Back to Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements made in this report that are not statements of historical fact are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, any statements that may project, indicate or imply future results, events, performance or achievements. We refer you, however, to the sections denominated “Forward-Looking Statements” and “Risk Factors” in this report for a more detailed discussion of some of the many factors, variables, risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. We caution that any forward-looking statement reflects only our reasonable belief at the time the statement is made. You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements and respective notes appearing elsewhere in this filing.

Business Discussion

We are a domestic steel manufacturing company that primarily owns and operates electric arc furnace mini-mills. Our steel operations include a Flat Roll Division, a Structural and Rail Division and a Bar Products Division.

Our steel divisions operate technologically advanced mini-mills, producing steel from steel scrap, using electric arc melting furnaces, continuous casting and automated rolling mills. The Flat Roll Division sells a broad range of hot-rolled, cold-rolled and coated steel products, including a large variety of specialty products such as thinner gauge hot-rolled products, galvanized products, and painted products. The Structural and Rail Division sells structural steel beams, pilings, and other steel components. This facility is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. During the fourth quarter of 2004, the division shipped its first industrial-quality rail, and anticipates shipping standard rail during the first half of 2005. The Bar Products Division currently sells special bar-quality and merchant bar-quality rounds and round-cornered squares. The divisions sell directly to end-users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

Back to Contents

The Flat Roll Division’s revenues as a percentage of total consolidated net sales declined throughout the last three years as a result of our growth, as shown on the charts below. Our Structural and Rail Division commenced operations in the third quarter of 2002 and our Bar Products Division began operations on December 29, 2003. The following graphs depict our product mix of consolidated shipments by division during the past three years:

Our product mix has become more diversified during the last three years and we expect it to continue to move toward higher value-added products during 2005, with the addition of standard and premium rail and the continued production increases at our Bar Products Division. The following table depicts our product mix of total shipments by major product group during the past three years:

		2002	2003	2004

Flat Roll	Hot Band	41%	39%	25%
	Pickled & Oiled	10	8	3
	Cold Rolled	12	7	4
	Cold Rolled Galvanized	11	11	12
	Hot Rolled Galvanized	16	13	11
	Post Anneal	4	3	1
	Painted	—	—	5
Structural	Wide Flange Beams	2	15	17
	H-Piling	—	1	2
Bar	Special Bar Quality Bars	—	—	6
	Special Bar Quality Billets	—	—	2
	Merchant Bar Quality Bars	—	—	1
Fabrication	Joist & Deck	3	3	3

Metallic raw materials used in our electric arc furnaces represent our single-most significant manufacturing cost and historically, has generally accounted for between 45% and 50% of our consolidated cost of goods sold. However, due to increasing metallic raw material costs, this percentage climbed to 65% during 2004. The metallic raw material mix utilized in our electric arc furnaces is generally composed of approximately 85% steel scrap and 15% alternative iron units. From the second quarter of 2000 throughout 2001, we experienced a steady decline in metallic raw material pricing, reaching historically low levels in the fourth quarter of 2001; however, during 2002 and through current markets, we have experienced a steady pricing increase. Metallic raw material costs are now at historical highs. We believe the volatility of the metallic market necessitates the generation of a

Back to Contents

cost effective alternative iron source. We believe Iron Dynamics and our investment in the Mesabi Nugget joint venture are important inroads in helping control our costs related to pig iron and steel scrap.

Iron Dynamics, our wholly owned subsidiary, involves the pioneering of a process to produce direct reduced iron, to compact that material to form hot-briquetted iron (HBI), and to then convert the HBI into liquid pig iron. HBI and liquid pig iron are high quality steel scrap substitutes that can be used in our electric arc furnaces. During 1999, IDI commenced initial start-up and produced and sold a minimal amount of liquid pig iron to the company’s Flat Roll Division. However, it was determined that IDI would require certain design and equipment modifications to attain its fully intended operating functionality. These modifications occurred during the second half of 2000 with completion and restart occurring in the first quarter of 2001. While IDI believed that many of the design and equipment deficiencies were corrected with these modifications, the company halted operations at IDI during July 2001, as a result of higher-than-expected start-up and process refinement costs, lower-than-expected production quantities, exceptionally high energy costs and then historically low steel scrap pricing. During the fourth quarter of 2002, IDI successfully completed certain operating trials utilizing a modified production process. This process reduced the per-unit cost of liquid pig iron production. Throughout 2003, the company invested $13.3 million for capital expenditures required to implement this modified production process, and Iron Dynamics restarted operations mid-November 2003. During 2004, IDI produced 173,000 tonnes of hot briquetted iron and after starting the submerged arc furnace in June, produced 47,000 tonnes of liquid pig iron during the second half of 2004.

We are one of four investors in Mesabi Nugget, LLC, an entity that is also pioneering a process to produce an iron substitute in the form of nuggets, or small pellets. A pilot plant successfully implemented the process and verified its validity. We are currently working with the other investors to proceed with a commercial-scale plant that has an estimated annual production capacity of 500,000 tonnes of iron nuggets.

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

Cost of Goods Sold.     Our cost of goods sold represents all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are steel scrap and scrap substitutes, alloys, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and transportation, and freight. Our metallic raw materials, steel scrap and scrap substitutes, represent the most significant component of our cost of goods sold.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include labor and benefits, professional services, financing cost amortization, property taxes, profit-sharing expense and start-up costs associated with new projects.

Interest Expense.     Interest expense consists of interest associated with our senior credit facilities and other debt agreements as described in the notes to our financial statements contained elsewhere in this filing, net of capitalized interest costs that are related to construction expenditures during the construction period of capital projects.

Other (Income) Expense.     Other income consists of interest income earned on our cash balances and any other non-operating income activity, including gains on certain short-term investments. Other expense consists of any non-operating costs, including settlement costs from litigation efforts.

Back to Contents

Operating Results 2004 vs. 2003

Net income was $295.3 million or $5.27 per diluted shared during 2004, compared with $47.1 million or $.91 per diluted share during 2003. This increase in our net income during 2004 was due to increased selling values and shipping volumes.

Gross Profit.     During 2004 our net sales increased $1.2 billion, or 117%, to $2.1 billion and our consolidated shipments increased 615,000 tons, or 22%, to 3.4 million tons, compared with 2003. The increase in consolidated shipments was primarily due to increased shipments to external customers of 316,000 tons from our Bar Products Division, which started commercial operations during the first quarter of 2004, and an increase of 268,000 tons from our Structural and Rail Division, which completed its second full year of operations. Our average consolidated selling price for 2004 increased 79% to $625 per ton compared with 2003. As shown in the following table, our quarterly pricing has continued to increase during the year and we anticipate a slight increase to continue into the first quarter of 2005.

	Q1	Q2	Q3	Q4	YTD

2004 Average Consolidated Selling Price	$485	$591	$706	$710	$625
2003 Average Consolidated Selling Price	363	335	341	362	350

We continue to see signs of a strengthening US economy and we experienced a related increase in demand and product base-pricing during 2004; however, our increase in selling values during that time was also due in part to the steel industry’s initiation of a surcharge mechanism at the beginning of 2004. This surcharge is derived from an indexed scrap number and designed to pass some of the increased costs associated with rising metallic prices through to the industry’s customers.

Our average annual 2004 metallic raw material cost per net ton charged increased $115 when compared with 2003. The following table shows the quarterly increases in our cost of metallic raw materials per net ton charged throughout 2004.

	Q1	Q2	Q3	Q4

Increase in quarterly metallic raw material costs	$65	$16	$23	$40

Metallic raw materials, specifically steel scrap and scrap substitutes, represent the most significant cost component of our steel operation’s production processes. As a percentage of total cost of goods sold during 2004, these costs represented 65%, an increase of 13% compared with 2003. This increase in the cost of our primary raw material as a percentage of our total manufacturing costs necessitated the surcharge. We anticipate a decrease in our raw material costs during the first quarter of 2005 due to reduced steel scrap pricing already experienced during the quarter. If these costs fall from historical highs, the surcharge will also decline and may eventually cease to be utilized in our product price determination; however, our product base-prices will continue to fluctuate with market demand.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses were $96.6 million during 2004, as compared to $48.7 million during 2003, an increase of $47.9 million, or 98%. This increase was primarily attributed to increased profit sharing expense of $27.7 million, which correlates to the increase in our pretax earnings. Our profit sharing pool is calculated as a percentage of our pretax earnings. During 2003 and the first half of 2004 the profit sharing pool was based on 5% of pretax earnings. During the second half of 2004, upon approval of our board of directors, the allocation was increased to 6%. During 2004 and 2003, selling general and administrative expense represented 5% of net sales.

Interest Expense.     During 2004, gross interest expense increased 8% to $45.8 million and capitalized interest decreased $885,000 to $6.9 million, as compared to 2003. During 2004 we recorded interest expense of $6.0 million in conjunction with a one-time short-term U.S. Treasury bond transaction. The interest capitalization that occurred during 2004 resulted from the interest required to be capitalized with respect to construction activities at our Bar Products and Structural and Rail divisions.

Back to Contents

Other (Income) Expense.     Other income was $7.0 million during 2004, as compared to other expense of $664,000 during 2003. During the first quarter of 2004 we entered into a short-term U.S. Treasury bond transaction to generate net interest income in an increasing interest rate environment and to generate capital gains. This transaction was completed during the fourth quarter and we recorded associated gains of $5.4 million during 2004. We also recorded a $1.0 million gain from the early extinguishment of debt associated with our Structural and Rail Division during the second quarter of 2004.

Income Taxes.     During 2004, our income tax provision was $179.7 million, as compared to $28.3 million during 2003. Our effective income tax rate was 37.5% throughout 2003 and for the first half of 2004. We fully utilized all of our existing net operating loss carryforwards and capital loss carryforwards during 2004. We increased our effective income tax rate to 38.0% effective July 1, 2004 due to increased profitability during the year. We again increased our effective income tax rate to 38.5% beginning January 1, 2005 in anticipation of the year’s expected profitability levels and the resulting impact on our state income taxes.

Operating Results 2003 vs. 2002

Net income was $47.1 million or $.91 per diluted shared during 2003, compared with $77.9 million or $1.64 per diluted share during 2002. This decrease in our net income during 2003 was due to dramatically increased costs of our metallic raw materials: steel scrap and scrap substitute.

Gross Profit.     During 2003, our consolidated net sales increased $122.8 million, or 14%, to $987.2 million and our consolidated shipments increased 427,000 tons, or 18%, to 2.8 million tons, compared with 2002. These increases were due primarily to 2003 being the first full year of operations for our Structural and Rail Division. We had structural sales to external customers of $145.5 million and shipments of 462,000 tons during 2003, a $128.0 million increase in sales and 401,000 ton increase in shipments from 2002. Structural products accounted for 16% of our consolidated shipments during 2003, compared to 3% during 2002.

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

Cost of goods sold increased $195.0 million, or 30%, during 2003 to $841.9 million compared with 2002. As a percentage of net sales, cost of goods sold represented approximately 85% and 75% during the years 2003 and 2002, respectively. We experienced a narrowing of our gross margin throughout 2003 as our average sales price per ton increased more slowly than our average metallic raw material cost per ton, which is the most significant single component of our cost of goods sold. Metallic raw materials represented 52% and 47% of our cost of goods sold during 2003 and 2002, respectively. We experienced a steady increase in metallic costs from the first quarter of 2002 through the end of 2003 and we anticipated further increases during the first half of 2004. Our metallic raw material cost increased $29 per net ton charged during 2003, while our average consolidated sales price decreased $12 per ton.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses were $48.7 million, or 5% of net sales during 2003, as compared to $59.2 million, or 7% of net sales during 2002. A portion of these expenses in both years was attributable to performance-related employee incentive programs and facility start-up costs. Costs associated with our performance-related employee profit-sharing plan decreased $3.3 million during 2003 as compared to 2002, which was a record year for pre-tax income prior to 2004 results. During 2003, costs associated with start-up activities at our Bar Products Division, principally, were $7.9 million compared to start-up costs during 2002 of $13.2 million, which related most significantly to our Structural and Rail Division.

Back to Contents

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

Gain From Debt Extinguishment.     In January 2002, we entered into an agreement with the Iron Dynamics’ lenders to extinguish the debt under the IDI senior secured credit agreement at the end of March 2002. There was a provision within the agreement that if Iron Dynamics resumed operations by January 27, 2007, and generated positive cash flow (as defined in the settlement agreement), we would be required to make contingent future payments in an aggregate amount not to exceed $22.0 million. During December 2003, by agreement with the Iron Dynamics’ lenders, we paid $8.0 million in cash to the IDI lenders, terminating all of our obligations to make any additional future payments under the settlement agreement. Our 2003 financial statements reflect an ordinary non-cash gain of $14.0 million from the extinguishment of the $22.0 million contingent liability.

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

Working Capital.     During 2004, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $235.7 million to $408.9 million compared to December 31, 2003. Due to higher selling prices and increased sales volume, trade receivables increased $127.8 million during 2004 to $253.9 million, of which 97% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 15% and 20% of our outstanding trade receivables at December 31, 2004 and 2003, respectively. During 2004 our inventories increased $197.0 million to $381.5 million, due primarily to the increased cost and volume of our metallic raw materials on-hand and also to the start-up production of our Bar Products Division. Our metallic raw materials on-hand increased 267,000 tons, or $112.3 million, at December 31, 2004 compared to December 31, 2003. Metallic scrap prices decreased during December; therefore, we purchased some additional inventories for future use to benefit from these reduced costs. Our trade payables increased $62.6 million during 2004, a significant portion of which was associated with the amount we owed various vendors for metallic raw material purchases.

Capital Expenditures.     During 2004 we invested $102.0 million in property, plant and equipment related to our new divisions and improvement projects in our existing facilities. Approximately 50% of our capital investments were related to the conversion of our Bar Products Division and 17% were related to the expansion of our New Millennium joist and deck operations with the addition of its second plant. We believe these capital investments will increase our net sales and related cash flows as each project continues to develop.

Capital Resources.     During 2004 our total outstanding debt, including unamortized bond premium, decreased by $159.2 million to $448.4 million. Our long-term debt to capitalization ratio decreased from 50% at the end of 2003 to 34% at December 31, 2004. We prepaid several state and local government bond issues,

Back to Contents

electric utility loans and New Millennium’s credit facility, as well as reducing our senior secured debt by $100 million during October 2004.

On June 30, 2004, we completed a refinancing of our senior secured credit facilities and entered into a new 4-year $230 million senior secured revolving credit facility. Our senior secured credit agreement is secured by liens and mortgages on substantially all of our personal and real property assets, by liens and mortgages on substantially all of the personal and real property assets of our wholly-owned subsidiaries, and by pledges of all shares of capital stock and inter-company debt held by us and each wholly-owned subsidiary. In addition, our wholly-owned subsidiaries have guaranteed our obligations under the senior secured credit agreement. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on our property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to draw down the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in our senior secured credit agreement. We were in compliance with these covenants at December 31, 2004, and expect to remain in compliance during the next twelve months.

Due to the increasing interest rate environment during 2004 and anticipated in 2005, we entered into two forward interest rate agreements during January 2005 to lock the six-month LIBOR setting of our $200 million fair value interest rate swap which resets each March and September at six-month LIBOR in arrears plus 5.7%. We locked the six-month LIBOR in arrears settings at 3.1% for the interest reset date of March 15, 2005 and at 3.7% for the interest reset date of September 15, 2005.

Our new senior secured credit agreement allows us to pay cash dividends dependent upon our continued compliance with the financial covenants and other covenants within the agreement. During the fourth quarter our board of directors declared our third cash dividend. The dividend of $.10 (ten cents) per common share was paid on January 17, 2005 to shareholders of record at the close of business on December 31, 2004. The aggregate dividend payment was $4.2 million. On October 26, 2004 we also announced our Board of Directors approved the repurchase of up to 5 million shares of our common stock to be made from time to time based upon the market price of our stock, the nature of other investment opportunities present, our cash flows from operations, and general economic conditions. We terminated our existing share repurchase plan and amended our senior secured credit facility as a result of this approval. At December 31, 2004, we had repurchased 1.6 million shares in the open market at an average price of $35 per share. We repurchased an additional 1.0 million shares from January 4, 2005 through January 26, 2005, at an average of price of $35 per share. We have approximately 2.4 million shares still authorized to be repurchased pursuant to our current share repurchase plan.

In January 2002, we entered into an agreement with the Iron Dynamics’ lenders to extinguish its senior secured debt of $59.0 million during March 2002. The settlement agreement required us to pay $15.0 million in cash and issue an aggregate of $22.0 million of Steel Dynamics common stock to the lender group. In addition, there was a provision within the agreement that if Iron Dynamics resumed operations by January 27, 2007, and generated positive cash flow, we would be required to make payments to the Iron Dynamics lenders in an aggregate amount not to exceed the remaining unpaid $22.0 million, thus potentially requiring the repayment of the entire $59.0 million outstanding.

We complied with each of the settlement requirements, thus constituting full and final settlement of all of Iron Dynamics’ obligations and the Steel Dynamics’ guarantees under the Iron Dynamics credit agreement. At December 31, 2002, the contingent future payments were reflected as an other long-term contingent liability within our financial statements pursuant to generally accepted accounting principles, which in this circumstance would not allow a gain or loss to be recorded on the restructured payable as long as there was a possibility of the lenders being repaid in full. During December 2003, by agreement with the Iron Dynamics’ lenders, we paid $8.0 million in cash to the Iron Dynamics’ lenders, terminating all of our obligations to make any additional

Back to Contents

future payments under the settlement agreement; therefore, our 2003 financial statements reflect a non-cash gain of $14.0 million from the extinguishment of the $22.0 million contingent liability.

Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance, which in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next two years for making required payments of principal and interest on our indebtedness, funding working capital requirements and funding anticipated capital expenditures. During 2005, we anticipate spending approximately $160 million on capital expenditures, with approximately $60 million to $80 million in connection with a joint venture investment in the commercial development of a scrap substitute facility utilizing the Mesabi Nugget project technology, $35 million in connection our the expansion of our New Millennium Building Systems operations with the completion of its second plant and the initiation of is third plant, $45 million in connection with various smaller individual projects at our Flat Roll, Structural and Rail, and Bar Products divisions, and $5 million related to operations at Iron Dynamics. At December 31, 2004, we had outstanding contractual obligations of $17.5 million related to these planned capital expenditures.

During 2004, we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $7.0 million. Based on our current abatements and utilizing our existing long-lived asset structure, we estimate the remaining annual effect on future operations to be approximately $5.6 million, $4.5 million, $4.0 million, $3.4 million, $2.8 million, $1.6 million, $1.3 million, $1.2 million and $77,000, during the years 2005 through 2013, respectively.

Contractual Obligations and Other Long-Term Liabilities.     We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted account principles. Based on this definition, the following table includes only those contracts, which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2004 (dollars in thousands):

		Payments due by period
	Total	2005	2006 & 2007	2008 & 2009	2010 & After

Long-term debt (1)	$441,232	$6,774	$2,680	$1,491	$430,287
Estimated interest payments on debt and interest rate swap payments (2)	171,684	35,307	68,953	46,137	21,287
Purchase obligations (3)	18,250	15,822	2,428	—	—
Construction commitments (4)	17,461	17,461	—	—	—

Total	$648,627	$75,364	$74,061	$47,628	$451,574

Back to Contents

(1)
The long-term debt payment information presented above assumes that our senior unsecured notes and our convertible subordinated notes remain outstanding until maturity. The earliest dates at which redemption or repurchase may occur for our $300 million senior unsecured notes is March 15, 2006 and for our $115 million convertible subordinated notes is December 18, 2007. Refer to Note 3 to the consolidated financial statements elsewhere in this report for additional information regarding our long-term debt.

(2)
The estimated interest payments shown above assume interest rates of 9.5% on our $300 million senior unsecured notes due March 15, 2009, 4.0% on our $115 million convertible subordinated notes due December 15, 2012, 4.7% on our variable rate debt primarily composed of a senior secured revolving credit facility due June 2008, and 6.9 % on our other fixed rate debt of approximately $20.8 million.

(3)
Purchase obligations include commitments we have for the purchase of natural gas and its transportation to be utilized within our production process. These arrangements have “take or pay” or other similar commitment provisions. We have fully utilized all such “take or pay” requirements during the past three years under these contracts.

(4)	Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2004.

Other Matters

Inflation

We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2004, we incurred costs related to the monitoring and compliance of environmental matters in the amount of $12.8 million and capital expenditures related to environmental compliance of $1.0 million. Approximately 64% of the costs incurred during 2004 for monitoring and compliance were related to the normal transportation of certain types of waste produced in the steelmaking process in accordance with legal requirements. No environmental remediation costs were incurred during 2004 and there were no outstanding contingent matters related to environmental remediation; therefore, there were no related accruals recorded at December 31, 2004. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and we may become subject to more stringent environmental laws and regulations in the future.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123R (FAS 123R), “Share-Based Payment,” a revision of FAS 123, supersedes APB 25 and amends FAS 95, “Statement of Cash Flows”. Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of FAS 123R is the first reporting period beginning after June 15, 2005, which for us is the third quarter of 2005 FAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements of FAS 123 for all unvested awards granted prior to the effective date of FAS 123R.

Back to Contents

Under the “modified retrospective” method, the requirements are the same, but also permit entities to restate financial statements of previous period based on proforma disclosures made in accordance with FAS 123.

We currently utilize the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. FAS 123R permits companies to continue to use such a model or to use a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of FAS 123R. We expect to adopt FAS 123R effective July 1, 2005.

In November 2004, the FASB issued Statement No. 151 (FAS 151), “Inventory costs, an amendment of ARB No. 43, Chapter 4.” FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We currently believe that the adoption of FAS 151 will not have a material impact on our consolidated financial statements.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This issue requires that contingently convertible debt securities with a market price trigger be included in the computation of diluted earrings per share, regardless of whether the market price trigger has been met. EITF 04-8 is effective for all periods ending after December 15, 2004 and requires retroactive restatement of previously reported earnings per share. We adopted EITF 04-8 during the fourth quarter of 2004 and restated our diluted earnings per share for the years ended December 31, 2003 and 2002, to include the potentially dilutive effect of the company’s $115 million subordinated convertible notes of which $100 million were issued in December 2002 and $15 million were issued in January 2003.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies,” effective for reporting periods beginning after June 15, 2004. The issue relates to the accounting by the investor for investments in the common stock of limited liability companies that are not consolidated. The EITF concluded that an investment in a limited liability company that maintains a specific ownership account for each investor, similar to a partnership capital account structure, should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in a limited liability company should be accounted for using the cost method or the equity method. We adopted EITF 03-16 during the third quarter of 2004 with no material impact to our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46R provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements and provides guidance related to a company’s initial and subsequent measurement of newly consolidated VIEs. In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either has: an insufficient amount of equity to carry out is principal activities without additional subordinated financial support; a group of equity owners that are unable to make significant decisions about its activities; or, a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns, or both. FIN 46R must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46R must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application of this Interpretation.

Back to Contents

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate the appropriateness of these estimations and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Allowance for Doubtful Accounts.     We recognize revenues from sales and the allowance for estimated costs associated with returns from these sales when the title of the product transfers upon shipment. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. Our steel joist and steel decking operation, New Millennium Building Systems, recognizes revenues from construction contracts on a percentage of completion method based on steel consumed to date as a percentage of the estimated total steel required for each contract. New Millennium accounted for 4% of our 2004 net sales.

We are exposed to credit risk in the event of nonpayment by our customers, which are principally intermediate steel processors and service centers that sell our products to numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based on known credit risks, historical loss experience and current economic conditions affecting our customers. We mitigate our exposure to credit risk by performing ongoing credit evaluations and taking further action when necessary, such as requiring letters of credit or other security interests to support the receivable from our customer. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowance may be required.

Impairments of Long-Lived Assets.     In accordance with the methodology described in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Deferred Tax Assets and Liabilities.     We are required to estimate our income taxes as a part of the process of preparing our consolidated financial statements. This requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. During 2003, we were unable to utilize a $3 million foreign tax credit carryforward, which we had created a valuation allowance of $2 million for in 2001. Therefore, the valuation allowance was realized in 2003. As of December 31, 2004, we had no net operating loss carryforwards or capital loss carryforwards available.

Back to Contents

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2004 (in thousands):

	Interest rate risk
	Fixed rate		Variable rate
	Principal	Average rate	Principal	Average rate

Expected maturity date:
2005	$2,095	2.1%	$4,679	5.8%
2006	1,230	3.8	786	5.8
2007	664	7.7	—	—
2008	719	7.7	—	—
2009	100,772	9.5	200,000	8.9
Thereafter	130,287	4.4	—	—

Total	$235,767	6.6	$205,465	8.8

Fair value	$393,686		$225,465

Commodity Risk

In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand. During 2004, approximately 11% of our net sales were under fixed-price contracts with greater than twelve month commitments.

Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 2 years. During the years ending December 31, 2005 and 2006, we have commitments for natural gas and its transportation with “take or pay” or other similar commitment provisions for approximately $15.8 million and $2.4 million, respectively. We fully utilized all such “take or pay” requirements during the past three years and purchased $20.5 million, $16.9 million and $14.0 million, during the years ended December 31, 2004, 2003 and 2002, respectively, under these contracts. We believe that our production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2007. The contract designates 140 hours as “interruptible service” during 2005, and these interruptible hours further decrease annually through expiration of the agreement. The contract also establishes an agreed fixed rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

Back to Contents

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Contents

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Steel Dynamics, Inc. is responsible for the preparation and integrity of the company’s consolidated financial statements, establishing and maintaining adequate internal control over financial reporting for the company (including its consolidated subsidiaries) and all related information appearing in this Form 10-K. The company maintains accounting and internal control systems which are intended to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States. We are dedicated to ensuring that we maintain the high standards of financial accounting and reporting that we have established. Our culture demands integrity and an unyielding commitment to strong internal practices and policies.

Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ Keith E. Busse	/s/ Gary E. Heasley
Chairman, President & Chief Executive Officer	Vice President & Chief Financial Officer

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Steel Dynamics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Dynamic Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Steel Dynamics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Fort Wayne, Indiana
February 23, 2005

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steel Dynamics, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Fort Wayne, Indiana
February 23, 2005

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2004	2003

ASSETS
Current assets:
Cash and equivalents	$16,334	$65,430
Accounts receivable, net of allowance for doubtful accounts of $5,138 and $3,678 as of December 31, 2004 and 2003, respectively	214,880	100,933
Accounts receivable-related parties	38,981	25,090
Inventories	381,488	184,496
Deferred income taxes	6,856	23,217
Other current assets	18,980	8,769

Total current assets	677,519	407,935

Property, plant and equipment, net	1,024,044	1,001,116

Restricted cash	989	2,636

Other assets	31,067	36,752

Total assets	$1,733,619	$1,448,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$136,517	$42,698
Accounts payable-related parties	5,371	36,628
Accrued interest	8,796	11,312
Other accrued expenses	75,750	46,678
Current maturities of long-term debt	6,774	15,988

Total current liabilities	233,208	153,304

Long-term debt, including unamortized bond premium of $7,147 and $8,834, as of December 31, 2004 and 2003, respectively	441,605	591,586

Deferred income taxes	209,215	115,703

Minority interest	2,469	613

Commitments and contingencies

Stockholders’ equity:
Common stock voting, $.01 par value; 100,000,000 shares authorized; 52,435,059 and 51,011,839 shares issued; 48,485,671 and 48,645,246 shares outstanding as of December 31, 2004 and 2003, respectively	523	509
Treasury stock, at cost; 3,949,388 and 2,366,593 shares as of December 31, 2004 and 2003, respectively	(84,141)	(28,670)
Additional paid-in capital	390,505	362,328
Retained earnings	540,235	257,254
Other accumulated comprehensive loss	—	(4,188)

Total stockholders’ equity	847,122	587,233

Total liabilities and stockholders’ equity	$1,733,619	$1,448,439

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Years ended December 31,
	2004	2003	2002

Net sales:
Unrelated parties	$1,885,387	$854,403	$718,937
Related parties	259,526	132,845	145,556

Total net sales	2,144,913	987,248	864,493

Costs of goods sold	1,541,423	841,920	646,958

Gross profit	603,490	145,328	217,535

Selling, general and administrative expenses	96,581	48,721	59,168

Operating income	506,909	96,607	158,367

Interest expense	38,907	34,493	30,201
Gain from debt extinguishment	—	13,987	—
Other (income) expense	(7,031)	664	3,689

Income before income taxes	475,033	75,437	124,477
Income taxes	179,719	28,289	46,600

Net income	$295,314	$47,148	$77,877

Basic earnings per share	$5.99	$.99	$1.65

Weighted average common shares outstanding	49,287	47,829	47,144

Diluted earnings per share, including effect of assumed conversions	$5.27	$.91	$1.64

Weighted average common shares and share equivalents outstanding	56,527	54,890	47,592

Dividends declared per share	$.25	$—	$—

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares		Common	Additional paid-in	Retained	Other accumulated comprehensive	Treasury
	Common	Treasury	stock	capital	earnings	loss	stock	Total

Balances at January 1, 2002	45,743	3,843	$495	$337,733	$132,229	$(5,356)	$(46,526)	$418,575
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	381	—	4	4,997	—	—	—	5,001
Issuance of treasury stock	1,460	(1,460)	—	4,320	—	—	17,680	22,000
Purchase of treasury stock	(3)	3	—	—	—	—	(43)	(43)

Comprehensive income:
Net income	—	—	—	—	77,877	—	—	77,877
Comprehensive loss:
Unrealized loss related to interest rate, swaps, net tax of $2,590	—	—	—	—	—	(4,317)	—	(4,317)
Reclassification adjustment related to interest rate swaps, net tax of $1,891	—	—	—	—	—	3,152	—	3,152
Unrealized loss on available-for-sale securities, net tax of $347	—	—	—	—	—	(585)	—	(585)

Total comprehensive income								76,127

Balances at December 31, 2002	47,581	2,386	499	347,050	210,106	(7,106)	(28,889)	521,660

Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	1,044	—	10	15,066	—	—	—	15,076
Issuance of treasury stock	33	(33)	—	212	—	—	395	607
Purchase of treasury stock	(13)	13	—	—	—	—	(176)	(176)
Comprehensive income:
Net income	—	—	—	—	47,148	—	—	47,148
Comprehensive income:
Unrealized loss related to interest rate, swaps, net tax of $838	—	—	—	—	—	(1,397)	—	(1,397)
Reclassification adjustment related to interest rate swaps, net tax of $2,203	—	—	—	—	—	3,671	—	3,671
Unrealized gain on available-for-sale securities, net tax of $383	—	—	—	—	—	644	—	644

Total comprehensive income								50,066

Balances at December 31, 2003	48,645	2,366	509	362,328	257,254	(4,188)	(28,670)	587,233

Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	1,424	—	14	27,885	—	—	—	27,899
Dividends declared	—	—	—	—	(12,333)	—	—	(12,333)
Issuance of treasury stock	15	(15)	—	292	—	—	190	482
Purchase of treasury stock	(1,598)	1,598	—	—	—	—	(55,661)	(55,661)
Comprehensive income:
Net income	—	—	—	—	295,314	—	—	295,314
Comprehensive income (loss):
Unrealized gain related to interest rate, swaps, net tax of $378	—	—	—	—	—	616	—	616
Reclassification adjustment related to interest rate swaps, net tax of $2,188	—	—	—	—	—	3,631	—	3,631
Unrealized gain on available-for-sale securities, net tax of $172	—	—	—	—	—	287	—	287
Reclassification adjustment for available-for-sale securities, net tax of $202	—	—	—	—	—	(346)	—	(346)
Total comprehensive income								299,502

Balances at December 31, 2004	48,486	3,949	$523	$390,505	$540,235	$—	$(84,141)	$847,122

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2004	2003	2002

Operating activities:
Net income	$295,314	$47,148	$77,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,749	69,110	59,443
Deferred income taxes	107,404	28,836	25,485
Gain from debt extinguishment	—	(13,987)	—
Loss on disposal of property, plant and equipment	815	240	113
Minority interest	1,856	(1,068)	(137)
Changes in certain assets and liabilities:
Accounts receivable	(127,838)	(7,544)	(36,600)
Inventories	(196,992)	(31,292)	(34,836)
Other assets	(8,282)	(2,636)	(4,110)
Accounts payable	57,680	33,109	4,887
Accrued expenses	33,213	5,690	22,900

Net cash provided by operating activities	247,919	127,606	115,022

Investing activities:
Purchases of property, plant and equipment	(102,046)	(137,269)	(142,600)
Other investing activities	55	(8,075)	8,814

Net cash used in investing activities	(101,991)	(145,344)	(133,786)

Financing activities:
Issuance of long-term debt	188,292	191,820	598,991
Repayments of long-term debt	(347,487)	(144,009)	(621,465)
Issuance of common stock (net of expenses) and proceeds and tax benefits from exercise of stock options	27,899	15,288	5,001
Issuance (purchase) of treasury stock	(55,179)	219	(43)
Dividends paid	(7,452)	—	—
Debt issuance costs	(1,097)	(4,368)	(17,743)

Net cash provided by (used in) financing activities	(195,024)	58,950	(35,259)

Increase (decrease) in cash and equivalents	(49,096)	41,212	(54,023)
Cash and equivalents at beginning of year	65,430	24,218	78,241

Cash and equivalents at end of year	$16,334	$65,430	$24,218

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products with operations in the following businesses.

Steel Operations.     Steel operations include the Flat Roll Division, the Structural and Rail Division and the Bar Products Division. The Flat Roll Division accounted for 66.5%, 76.8% and 88.8% of the company’s net sales during 2004, 2003 and 2002, respectively. This gradual decrease was the result of the company’s growth during this three year period during which the Structural and Rail Division commenced operations in the third quarter of 2002 and the Bar Products Division began operations on December 29, 2003.

The divisions operate technologically advanced mini-mills, producing steel from steel scrap, using electric arc melting furnaces, continuous casting and automated rolling mills. The Flat Roll Division sells a broad range of hot-rolled, cold-rolled and coated steel products, including a large variety of specialty products such as thinner gauge hot-rolled products, galvanized products, and painted products. The Structural and Rail Division sells structural steel beams, pilings, and other steel components. This facility is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. During the fourth quarter of 2004, the division shipped its first industrial-quality rail, and anticipates shipping standard rail during the first half of 2005. The Bar Products Division currently sells special bar-quality and merchant bar-quality rounds and round-cornered squares. The divisions sell directly to end-users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

Steel Scrap Substitute and Other Operations.     The Iron Dynamics scrap substitute facility involves the pioneering of a process to produce direct reduced iron, to compact that material to form hot-briquetted iron (HBI), and to then convert the HBI into liquid pig iron. HBI and liquid pig iron are high quality steel scrap substitutes that are used in our steelmaking operations. During 1999, IDI commenced initial start-up and produced and sold a minimal amount of liquid pig iron to the company’s Flat Roll Division. However, it was determined that IDI would require certain design and equipment modifications to attain its fully intended operating functionality. These modifications occurred during the second half of 2000 with completion and restart occurring in the first quarter of 2001. While IDI believed that many of the design and equipment deficiencies were corrected with these modifications, the company halted operations at IDI during July 2001 with no specific date set for resumption of actual production, as a result of higher-than-expected start-up and process refinement costs, lower-than-expected production quantities, exceptionally high energy costs and then historically low steel scrap pricing. From the time operations were halted in 2001 until the fourth quarter of 2002, the costs incurred at IDI were composed of those expenses required to maintain the facility and further evaluate the project and its related benefits. During the fourth quarter of 2002, IDI successfully completed certain operating trials utilizing a modified production process. This process reduced the per-unit cost of direct reduced iron production. Throughout 2003, the company invested $13.3 million for capital expenditures required to implement this modified production process, and Iron Dynamics restarted operations mid-November 2003. During 2004, IDI produced 173,000 tonnes of hot briquetted iron and after starting the submerged arc furnace in June, produced 47,000 tonnes of liquid pig iron during the second half of 2004.

The company also has two consolidated subsidiary operations: New Millennium Building Systems (NMBS), which receives revenue from the fabrication of trusses, girders, steel joists and steel decking for the non-residential construction industry and a 50%-owned facility that receives revenue from the further processing, or slitting, and sale of certain secondary and excess prime steel products.

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies — (Continued)

Significant Accounting Policies

Principles of Consolidation.     The consolidated financial statements include the accounts of SDI, together with its subsidiaries, after elimination of significant intercompany accounts and transactions. Minority interest represents the minority shareholders’ proportionate share in the equity or income of the company’s consolidated subsidiaries.

Use of Estimates.     These financial statements are prepared in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; valuation allowances for trade receivables, inventories and deferred income tax assets; potential environmental liabilities, litigation claims and settlements. Actual results could differ from the estimates and assumptions used.

Reclassifications.     Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation. The company reclassified certain costs related to the receipt of materials, internal transportation of inventories and related employee salaries and benefits from selling, general and administrative expenses to costs of goods sold. Generally, the company’s gross margin was reduced by approximately 1% due to this reclassification; however, total operating income was not affected.

Revenue Recognition.     The company recognizes revenues from sales and the allowance for estimated costs associated with returns from these sales when the title of the product transfers. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. The company’s steel joist and steel decking operation, NMBS, recognizes revenues from construction contracts on a percentage of completion method based on steel tons used on completed units to date as a percentage of estimated total steel tons required by each contract. NMBS accounted for 4.2%, 5.1% and 4.3% of the company’s consolidated net sales during 2004, 2003 and 2002, respectively.

Freight Costs.     The company reflects freight costs associated with shipping its products to customers as a component of costs of goods sold.

Cash and Equivalents.     Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash are funds held by trustees in debt service funds for the repayment of principal and interest related to the company’s municipal bonds and funds held in escrow related to the company’s workers’ compensation insurance program.

Marketable Securities.     In accordance with Financial Accounting Standards Board (FASB) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the company has classified its marketable securities as “available for sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in other accumulated comprehensive loss as a component of stockholders’ equity. The aggregate fair market value of the company’s available for sale securities was $1.7 million at December 31, 2003 and was included in other current assets.

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies — (Continued)

Inventories.     Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following at December 31 (in thousands):

	2004	2003

Raw materials	$174,254	$46,347
Supplies	74,057	60,420
Work in progress	33,864	15,996
Finished goods	99,313	61,733

	$381,488	$184,496

Property, Plant and Equipment.     Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from five to 12 years for plant, machinery and equipment and 20 to 30 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation for non-production assets is provided utilizing the straight-line depreciation methodology. Depreciation for production assets is provided utilizing the units-of-production depreciation methodology, based on units produced, subject to a minimum and maximum level. Depreciation expense was $78.3 million, $64.9 million and $56.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In accordance with the methodology described in FASB Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated during the life of those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Other Accumulated Comprehensive Loss.     The company had no items that would be classified as other comprehensive income or loss at December 31, 2004. The following table presents the company’s components of other accumulated comprehensive loss at December 31, 2003 (in thousands):

2003

Unrealized loss on interest rate swap agreements	$(4,247)
Unrealized gain on available for sale securities	59

$(4,188)

Concentration of Credit Risk.     Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments and accounts receivable. The company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure from any one institution. The company is exposed to credit risk in the event of nonpayment by customers principally within the intermediate steel processor, service center, automotive, transportation and construction industries. Changes in these industries may significantly affect management’s estimates and the company’s financial performance. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies — (Continued)

receivable. Management’s estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company’s customers.

Heidtman Steel Products (Heidtman) accounted for 12.1%, 13.5% and 16.8% of the company’s net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

Earnings Per Share.     The company computes and presents earnings per common share in accordance with FASB Statement No. 128, “Earnings Per Share”. Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period. Common share equivalents include dilutive stock options and dilutive shares related to the company’s convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the years ended December 31 (in thousands, except per share data):

	2004			2003
	Net income (numerator)	Shares (denominator)	Per share amount	Net income (numerator)	Shares (denominator)	Per share amount

Basic earnings per share	$295,314	$49,287	$5.99	$47,148	$47,829	$.99
Dilutive stock option effect	—	477		—	298
Convertible subordinated debt effect	2,668	6,763		2,731	6,763

Diluted earnings per share	$297,982	56,527	$5.27	$49,879	54,890	$.91

	2002
	Net income (numerator)	Shares (denominator)	Per share amount

Basic earnings per share	$77,877	47,144	$1.65
Dilutive stock option effect	—	319
Convertible subordinated debt effect	53	129

Diluted earnings per share	$77,930	47,592	$1.64

Derivative Financial Instruments.     The company records derivative financial instruments in accordance with FASB Statement No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. Changes in the fair value of derivatives that are designated as hedges, depending on the nature of the hedge, are recognized as either an offset against the change in fair value of the hedged balance sheet item through earnings or as other comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings as other income or expense. During October 2004, the company terminated its $100 million cash flow variable-to-fixed interest rate swap associated with the company’s senior secured credit facilities, which were also paid off in October 2004, and reclassified the cost to terminate the agreement of $705,000 into income. For the year ended December 31, 2003, the company recorded a $275,000 loss related to hedging

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies — (Continued)

ineffectiveness. On an annual basis, there was no hedge ineffectiveness recorded through the statements of income during the year ended December 31, 2004 or 2002.

In the normal course of business, the company has limited involvement with derivative financial instruments in an effort to manage the company’s exposure to fluctuations in interest and foreign exchange rates. The company employs interest rate swap agreements, and periodically employs foreign currency exchange contracts as necessary. At the time of acquiring financial instruments, the company designates and assigns these instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument. The company classified its derivative financial instruments as held or issued for purposes other than trading.

Stock-Based Compensation.     For the three years ended December 31, 2004, the company had three incentive stock option plans, which are described more fully in Note 6, and accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, no stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock.

The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the years ended December 31 (in thousands, except per share data):

	2004	2003	2002

Net income, as reported	$295,314	$47,148	$77,877
Total stock-based employee compensation expense using the fair value based method, net of tax effect	(3,354)	(2,340)	(2,380)

Pro forma net income	291,960	44,808	75,497
Convertible subordinated debt effect, net of tax effect	2,668	2,731	53

Pro forma net income, diluted earnings per share	$294,628	$47,539	$75,550

Basic earnings per share:
As reported	$5.99	$.99	$1.65
Pro forma	5.92	.94	1.60

Diluted earnings per share:
As reported	$5.27	$.91	$1.64
Pro forma	5.21	.87	1.59

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. The estimated weighted-average fair value of the individual options granted during 2004, 2003 and 2002 was $11.52, $5.12 and $7.07 respectively, on the date of grant. The fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions: dividend-yield of 1.0%, risk-free interest rates from 2.5% to 3.6%, expected volatility from 33% to 44% and expected lives from five months to seven years.

Recent Accounting Pronouncements.     In December 2004, the FASB issued FAS No. 123R (FAS 123R), “Share-Based Payments,” a revision of FAS 123, supersedes APB 25 and amends FAS 95, “Statement of Cash

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies — (Continued)

Flows”. Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting which the company uses, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of FAS 123R is the first reporting period beginning after June 15, 2005, which is the third quarter of 2005 for the company. FAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements of FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. Under the “modified retrospective” method, the requirements are the same, but also permit entities to restate financial statements of previous period based on proforma disclosures made in accordance with FAS 123.

The company currently utilizes the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. FAS 123R permits companies to continue to use such a model or to use a “lattice” model. The company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of FAS 123R. The company expects to adopt FAS 123R effective July 1, 2005; however, the company has not yet determined which of the aforementioned adoption methods or price models it will use. The impact of the adoption of FAS 123R cannot be predicted at this time because it will depend on the level of share-based payments in the future. However, had the company adopted FAS 123R in prior periods and utilized the Black- Scholes pricing model, the impact would have approximated the impact in the disclosure of pro forma net income and earnings per share presented earlier in Note 1 under the caption Stock-Based Compensation.

In November 2004, the FASB issued Statement No. 151 (FAS 151), “Inventory costs, an amendment of ARB No. 43, Chapter 4.” FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company currently believes that the adoption of FAS 151 will not have a material impact on its consolidated financial statements.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This issue requires that contingently convertible debt securities with a market price trigger be included in the computation of diluted earrings per share, regardless of whether the market price trigger has been met. EITF 04-8 is effective for all periods ending after December 15, 2004 and requires retroactive restatement of previously reported earnings per share. The company adopted EITF 04-8 during the fourth quarter of 2004 and restated its diluted earnings per share for the years ended December 31, 2003 and 2002, to include the potentially dilutive effect of the company’s $115 million subordinated convertible notes of which $100 million were issued in December 2002 and $15 million were issued in January 2003.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies,” effective for reporting periods beginning after June 15, 2004. The issue relates to the accounting by the investor for investments in the common stock of limited liability companies that are not consolidated. The EITF concluded that an investment in a limited liability company that maintains a specific ownership account for each investor, similar to a partnership capital account structure, should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies — (Continued)

investment in a limited liability company should be accounted for using the cost method or the equity method. The company adopted EITF 03-16 during the third quarter of 2004 with no material impact to its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46R provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements and provides guidance related to a company’s initial and subsequent measurement of newly consolidated VIEs. In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either has: an insufficient amount of equity to carry out is principal activities without additional subordinated financial support; a group of equity owners that are unable to make significant decisions about its activities; or, a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns, or both. FIN 46R must be applied to all entities subject to this Interpretation as of March 31, 2004. However, prior to the required application of this Interpretation, FIN 46R must be applied to those entities that are considered to be special-purpose entities as of December 31, 2003. There was no financial statement impact from the application of this Interpretation.

Note 2. Property, Plant and Equipment

The company’s property, plant and equipment at December 31 consisted of the following (in thousands):

	2004	2003

Land and improvements	$57,450	$45,407
Buildings and improvements	145,101	127,782
Plant, machinery and equipment	1,110,200	1,006,012
Construction in progress	109,136	141,671

	1,421,887	1,320,872
Less accumulated depreciation	397,843	319,756

Property, plant and equipment, net	$1,024,044	$1,001,116

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Debt and Other Long-term Contingent Liability

The company’s borrowings consisted of the following at December 31 (in thousands):

	2004	2003

SDI senior 9 1/2% unsecured notes, due March 2009, including unamortized bond premium of $7,147 and $8,834 at December 31, 2004 and 2003, respectively	$307,147	$308,834
SDI 4.0% convertible subordinated notes, due December 2012	115,000	115,000
SDI senior secured notes payable	—	111,287
NMBS senior secured notes payable	—	13,719
State and local government municipal bond issues	9,430	24,996
Electric utility, transmission facility and other loans	16,802	33,738

Total debt	448,379	607,574
Less current maturities	6,774	15,988

Long-term debt	$441,605	$591,586

SDI Senior Secured Notes Payable.     On June 30, 2004, the company refinanced its $350.0 million senior secured credit facility and replaced it with a four-year $230.0 million senior secured revolving credit facility. As part of the refinancing, the company also repaid the New Millennium senior secured notes payable of $12.3 million and New Millennium became a guarantor of the company’s senior secured revolving credit facility. In conjunction with the refinancing, the company expensed $3.1 million of previously capitalized financing costs during the second quarter of 2004. At December 31, 2004, the facility was undrawn.

The SDI senior secured revolving credit facility is secured by liens and mortgages on substantially all of the personal and real property assets of the company and its wholly-owned subsidiaries and by pledges of all shares of capital stock and inter-company debt held by the company and its wholly-owned subsidiaries. The facility contains financial covenants and other covenants that limit or restrict the company with respect to its ability to pay dividends, make capital expenditures, incur indebtedness, and make restricted payments or investments, among other things.

At December 31, 2004, the pricing grid related to the SDI senior secured revolving credit facility would have priced outstanding borrowings at LIBOR plus .75%. This pricing grid is adjusted based on the company’s leverage at the time of borrowing with a minimum price of LIBOR plus .75% and a maximum price of LIBOR plus 2.25%. The weighted-average interest rate of the company’s senior secured credit facilities was 4.2% as of December 31, 2003.

In October 2004, the company terminated its interest rate swap agreement with a notional amount of $100.0 million pursuant to which the company had agreed to make fixed rate payments at 6.9% on the tenth day of each January, April, July and October and to receive LIBOR payments. This interest rate swap agreement was accounted for as a cash flow hedge. New Millennium also terminated its interest rate swap agreement with a notional amount of $3.9 million at the time of the refinancing.

SDI Senior 9 1/2% Unsecured Notes.     The company issued $200.0 million 9 1/2% senior unsecured notes during March 2002. On November 14, 2003, the company issued an additional $100.0 million of these notes at a price of 109% and accrued interest from the last semi-annual interest payment date of September 15, 2003 which resulted in net proceeds of $108.8 million. The issuance premium of $9.0 million is being amortized over the remaining life of the notes resulting in an approximate effective interest rate of 7.5% for the additional $100.0 million issuance. Approximately $58.8 million of the net proceeds was used to prefund certain capital

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Debt and Other Long-term Contingent Liability — (Continued)

expenditures and $50.0 million was used to prepay a portion of the company’s then existing senior secured credit facility. The notes have a maturity of seven years (non-callable for four years) and are due March 2009.

The company may redeem the notes at any time on or after March 15, 2006, at a redemption price of 104.750%; on or after March 15, 2007, at a redemption price of 102.275%; and on or thereafter March 15, 2008, at a redemption price of 100.000%.

In addition, at any time prior to March 15, 2005, the company may redeem up to 35% of the principal amount of the notes with the net cash proceeds of its common stock at a redemption price of 109.500% plus accrued interest up to the redemption date, provided that certain other restrictions as described in the indenture are met. The notes bear interest at 9.5% payable semiannually on each March 15th and September 15th. The company entered into an interest rate swap agreement on January 9, 2004 with a notional amount of $200.0 million pursuant to which the company has agreed to receive fixed rate payments of 9.5% on the fifteenth day of each March and September and will pay six-month LIBOR in arrears plus 5.7%. This interest swap agreement matures March 15, 2009, and is accounted for as a fair value hedge. Due to the increasing interest rate environment during 2004 and anticipated in 2005, the company entered into two forward interest rate agreements during January 2005 to lock the six-month LIBOR setting of this fair value interest rate swap at 3.1% for the interest reset date of March 15, 2005 and at 3.7% for the interest reset date of September 15, 2005.

SDI 4.0% Convertible Subordinated Notes.     During December 2002 the company issued $100.0 million of 4.0% convertible subordinated notes due December 15, 2012, and during January 2003, the original purchasers of the company’s 4.0% convertible subordinated notes exercised their right to purchase an additional $15.0 million aggregate principal, thereby increasing the issue to $115.0 million. The company used the $110.0 million in net proceeds to prepay a portion of its then existing senior secured credit facilities. The notes are non- callable for five years and bear interest at 4.0%, payable semiannually on each June 15th and December 15th. In addition, the company will pay contingent interest during any six-month period commencing December 15, 2007, if the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Holders may convert the notes into shares of the company’s common stock at a conversion rate of 58.8076 shares per $1,000 principal amount of notes (6,762,874 shares), subject to adjustment, before close of business on December 15, 2012, only under the following circumstances: (1) at any time after the closing sale price of the company’s common stock exceeds 120% of the conversion price, or $20.41 per share, for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter commencing after December 31, 2002; (2) upon the occurrence of specified credit rating events with respect to the notes; (3) if the notes have been called for redemption by the company; or (4) upon the occurrence of certain other corporate events. During the first quarter of 2004, the requirements for conversion were met and the holders are able to initiate conversion at their discretion. The company may redeem the notes at any time on or after December 18, 2007, at a redemption price of 101.143%; on or after December 15, 2008, at a redemption price of 100.571%; and on or thereafter December 15, 2009, at a redemption price of 100.000%.

IDI Settlement.     In January 2002, the company entered into an agreement with the Iron Dynamics’ lenders to extinguish the debt under the IDI senior secured credit agreement of $59.0 million at the end of March 2002. The settlement agreement required the company to pay $15.0 million in cash and issue an aggregate of $22.0 million, or 1.5 million shares, of the company’s common stock to the IDI lender group. In addition, there was a provision within the agreement that if Iron Dynamics resumed operations by January 27, 2007, and generated positive cash flow (as defined in the settlement agreement), the company would be required to make contingent future payments in an aggregate amount not to exceed the remaining unpaid $22.0 million, thus potentially requiring the repayment of the entire $59.0 million outstanding. The company complied with each of

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Debt and Other Long-term Contingent Liability — (Continued)

the settlement requirements, thus constituting full and final settlement of all of Iron Dynamics’ obligations and the Steel Dynamics’ guarantees under the Iron Dynamics credit agreement. At December 31, 2002, the contingent future payments were reflected as an other long-term contingent liability within the company’s financial statements pursuant to generally accepted accounting principles, which in these circumstances would not allow a gain or loss to be recorded on the restructured payable as long as there was a possibility of the IDI lenders being repaid in full. During December 2003, with the agreement of the IDI lenders, the company paid $8.0 million in cash to the IDI lenders, terminating all of the company’s obligations to make any additional future payments under the settlement agreement. The company’s 2003 financial statements reflect a gain of $14.0 million from the extinguishment of the $22.0 million contingent liability.

State and Local Government Municipal Bond Issues.     In November 1998, the company received $10.0 million from Whitley County, Indiana, representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities located at the Whitley County, Indiana, structural and rail mill. The bonds bear interest at 7.3%, with interest payable semi-annually and principal payments commencing November 2003 through final maturity in November 2018. The outstanding principal balance was $9.4 million and $9.7 million, as of December 31, 2004 and 2003, respectively.

Electric Utility Development Loans.     In December 2001, the company entered into an agreement with Northeastern Rural Electric Membership Corporation (REMC) and Wabash Valley Power Association, Inc. to finance approximately $9.8 million related to the company’s portion of the cost to construct a transmission line and certain related facilities at the structural and rail division. This funding was provided in April 2002. The loan bears interest at 8.1%, with monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years, with the unpaid principal due at the end of 10 years. The company also has an undrawn $2.5 million outstanding stand-by letter of credit associated with the REMC agreement. The outstanding principal balance on the transmission facility loan was $9.2 million and $9.4 million as of December 31, 2004 and 2003, respectively.

The credit agreements contain customary representations and warranties and affirmative and negative covenants, including, among others, covenants relating to financial and compliance reporting, capital expenditures, restricted dividend payments, maintenance of certain financial ratios, incurrence of liens, sale or disposition of assets and incurrence of other debt.

Maturities of outstanding debt, as of December 31, 2004, are as follows (in thousands):

2005	$6,774
2006	2,016
2007	664
2008	719
2009	300,772
Thereafter	130,287

441,232
Unamortized bond premium	7,147

$448,379

The company capitalizes interest on construction-in-progress assets. For the years ended December 31, 2004, 2003 and 2002, total interest costs incurred were $45.8 million, $42.3 million and $41.6 million, respectively, of which $6.9 million, $7.8 million and $11.4 million, respectively, were capitalized. Cash paid for

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Debt and Other Long-term Contingent Liability — (Continued)

interest was $48.4 million, $35.0 million and $35.7 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 4. Income Taxes

The company files a consolidated federal income tax return. Cash paid for taxes was $78.7 million, $7.5 million and $22.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The current and deferred federal and state income tax expense for the years ended December 31 is as follows (in thousands):

	2004	2003	2002

Current income tax expense	$72,315	$3,408	$20,287
Deferred income tax expense	107,404	24,881	26,313

Total income tax expense	$179,719	$28,289	$46,600

A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

	2004	2003	2002

Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	1.9	2.3
Other permanent differences	.0	(.2)	0.1
Impact of rate changes on cumulative deferred taxes	.8	.8	—

Effective tax rate	37.8%	37.5%	37.4%

Rate changes on cumulative deferred taxes for 2004 and 2003 are the result of changes in the effective state income tax rate in years when the deferred tax assets and liabilities are expected to reverse.

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Income Taxes — (Continued)

Significant components of the company’s deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2004	2003

Deferred tax assets:
Alternative minimum tax carryforwards	$12,558	$50,973
Capitalized start-up costs	22,045	21,381
Tax assets expensed for books	13,359	13,937
Accrued expenses	5,238	4,138
Net operating loss, capital loss, and credit carryforwards	—	16,214
Interest rate swap liability	—	2,567

Total deferred tax assets	53,200	109,210

Deferred tax liabilities:
Depreciable assets	(238,478)	(189,662)
Capitalized interest	(11,656)	(7,537)
Amortization of fees	(5,241)	(4,293)
Other	(184)	(204)

Total deferred tax liabilities	(255,559)	(201,696)

Net deferred tax liability	$(202,359)	$(92,486)

As of December 31, 2004, the company had no remaining net operating loss carryforwards or capital loss carryforwards as these losses were fully utilized during 2004.

Note 5. Common Stock

During October 2004, the company announced that its board of directors terminated the 1997 share repurchase plan and approved a new program authorizing the repurchase of up to 5.0 million shares, or approximately 5%, of our outstanding common stock. Pursuant to this plan, during the fourth quarter of 2004 the company repurchased 1.6 million shares of its common stock in the open market at an average cost of $35 per share. At December 31, 2004, the company had 3.4 million shares available for repurchase under the October 2004 repurchase program, of which 1.0 million shares were repurchased during January 2005 in the open market at an average cost of $35 per share.

Note 6. Incentive Stock Option and Other Plans

1994 and 1996 Incentive Stock Option Plans.     The company reserved 6.0 million shares of common stock for issuance upon exercise of options or grants under the 1994 Incentive Stock Option Plan (1994 Plan) and the 1996 Incentive Stock Option Plan (1996 Plan). At December 31, 2004, there are 1.4 million reserved shares still available for issuance. The 1994 Plan was adopted for certain key employees who are responsible for management of the company. Options granted under the 1994 Plan vest two-thirds six months after the date of grant and one-third five years after the date of grant, with a maximum term of 10 years. All of the company’s employees are eligible for the 1996 Plan, with the options vesting 100% six months after the date of grant, with a maximum term of five years. Both plans grant options to purchase the company’s common stock at an exercise price of at least 100% of fair market value on the date of grant.

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Incentive Stock Option and Other Plans — (Continued)

Non-Employee Director Stock Option Plan (Director Plan).     The company has reserved 100,000 shares of common stock for issuance upon exercise of options or grants under the Director Plan, of which 23,000 shares were available for issuance at December 31, 2004. The Director Plan was adopted in May 2000, for members of the company’s board of directors who are not employees or officers of the company. Options granted under the Director Plan vest 100% six months after the date of grant, with a maximum term of five years.

The plan grants options to purchase the company’s common stock at an exercise price of at least 100% of fair market value on the date of grant.

The company’s combined stock option activity for the 1994 Plan, the 1996 Plan and the Director Plan is as follows:

	Options	Weighted average exercise price

Balance outstanding at January 1, 2002	2,676,262	$13.00
Granted	575,738	14.80
Exercised	(376,964)	10.37
Forfeited	(243,325)	19.11

Balance outstanding at December 31, 2002	2,631,711	13.21
Granted	828,084	15.69
Exercised	(999,279)	11.99
Forfeited	(122,108)	19.49

Balance outstanding at December 31, 2003	2,338,408	14.27
Granted	513,197	30.56
Exercised	(1,375,262)	14.17
Forfeited	(16,330)	19.84

Balance outstanding at December 31, 2004	1,460,013	20.04

The following table summarizes certain information concerning the company’s outstanding options as of December 31, 2004:

Range of exercise price	Outstanding options	Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable options	Weighted average exercise price

$ 3 to $10	152,132	0.5	$7.59	152,132	$7.59
$10 to $15	413,804	2.6	12.34	413,804	12.34
$15 to $20	339,269	3.2	18.81	339,269	18.81
$20 to $25	54,999	2.9	22.45	54,999	22.45
$25 to $30	282,611	4.1	25.44	282,611	25.44
$30 to $40	217,198	4.9	37.71	—	—

2003 Executive Incentive Compensation Plan (Executive Officer Plan).     Pursuant to the company’s Executive Officer Plan certain officers of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company. A total of 750,000 shares have been reserved under this plan. At December 31, 2004, 706,000 shares remained available for issuance. Pursuant to the

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Incentive Stock Option and Other Plans — (Continued)

Executive Officer Plan, for the years 2004 and 2003, respectively, shares were awarded with a market value of approximately $1.5 million and $72,000.

2004 Employee Stock Purchase Plan.     During 2004, the company’s stockholders approved the Employee Stock Purchase Plan which the company implemented on November 1, 2004. The plan allows eligible employees, at their election, to purchase shares of the company’s stock on the open market at fair market value with a designated broker through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees’ payroll deductions. The Company’s total expense for the plan was $13,000 for the year ended December 31, 2004.

Note 7. Commitments and Contingencies

The company has an off-take agreement with Heidtman that extends through March 2007. Under the terms of the agreement, Heidtman is obligated to purchase, and the company is obligated to sell to Heidtman, at least 76,000 tons of hot-band products per quarter, or 336,000 tons annually, and at least 15,000 tons of cold-rolled products per quarter, or 60,000 tons annually. For hot-rolled steel, the company’s pricing to Heidtman is determined by either a market pricing formula based on an “all-in” cost-plus basis or a spot market pricing formula determined on the basis of a discounted market index. For cold-rolled products, the pricing is determined on a marginal revenue basis over hot-rolled sheet.

The company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such commodities as natural gas, electricity and certain transportation services. Certain commitments contain provisions which require that the company “take or pay” for specified quantities without regard to actual usage for periods of up to 2 years. During the years ending December 31, 2005 and 2006, the company has commitments for natural gas and its transportation with “take or pay” or other similar commitment provisions for approximately $15.8 million and $2.4 million, respectively. The company fully utilized all such “take or pay” requirements during the past three years and purchased $20.5 million, $16.9 million and $14.0 million, during the years ended December 31, 2004, 2003 and 2002, respectively, under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The company purchases its electricity consumed at its Flat Roll Division pursuant to a contract which extends through December 2007. The contract designates 140 hours as “interruptible service” during 2005, and these interruptible hours further decrease annually through expiration of the agreement. The contract also establishes an agreed fixed rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At December 31, 2004, the company has outstanding construction-related commitments of $17.5 million primarily related to the New Millennium plant construction in Lake City, Florida.

The company is subject to litigation from time to time, which is incidental to its business. The company, based upon current knowledge including discussions with legal counsel, believes that the results of any threatened or pending litigation will not have a material effect on the company’s financial position, results of operations, or cash flows.

The company sells various flat-rolled products and occasionally purchases materials for its manufacturing process with Heidtman. The president and chief executive officer of Heidtman is a member of the company’s

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Transactions with Affiliated Companies — (Continued)

board of directors and a stockholder of the company. During the first quarter of 2004, the president and chief operating officer of OmniSource, from which the company purchases a portion of its metallic raw materials, resigned as a member of the company’s board of directors; therefore, OmniSource is no longer considered an affiliated company. Transactions with Heidtman and OmniSource for the years ended December 31 are as follows (in millions):

	2004	2003	2002

Heidtman:
Sales	$259.5	$132.8	$145.6
Percentage of consolidated net sales	12%	13%	17%
Accounts receivable	38.9	25.1	34.7
Purchases	67.1	—	—
Accounts payable	5.4	—	—

OmniSource:
Purchases		$354.7	$232.7
Accounts payable		36.6	18.8

Note 9. Financial Instruments

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair value of long-term debt, including current maturities, was approximately $619.2 million at December 31, 2004. The fair value of the various interest rate swap agreements was estimated to be a liability of $3.9 million and $7.1 million at December 31, 2004 and 2003, respectively. The fair values are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available.

During 2004, the company entered into a transaction relating to the short-sale of $66.0 million of U.S. Treasury Securities. The transaction was intended to address interest rate exposure and generate capital gains. As a result of this transaction, which concluded in November 2004, the company recorded short-term capital gains of $5.4 million, interest income of $485,000 and interest expense of $6.0 million during 2004.

Note 10. Retirement Plans

The company sponsors a 401(k) retirement savings and profit sharing plan for eligible employees, which is a “qualified plan” for federal income tax purposes. The company’s total expense for the plan was $32.6 million, $4.7 million and $6.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Segment Information

The company has two reportable segments: steel operations and steel scrap substitute operations.

Steel Operations.     The steel operations segment includes the company’s Flat Roll Division, Structural and Rail Division, and Bar Division. The Structural and Rail Division began operations during the third quarter of 2002 and the Bar Products Division began operations during January 2004.

The divisions each produce steel from steel scrap, using electric arc melting furnaces, continuous casting and automated rolling mills. The Flat Roll Division sells a broad range of hot-rolled, cold-rolled and coated steel products, including a large variety of specialty products such as thinner gauge hot-rolled products, galvanized products, and painted products. The Structural and Rail Division sells structural steel beams, pilings, and other steel components. This facility is also designed to produce and sell a variety of standard and premium- grade rail for the railroad industry. During the fourth quarter of 2004, the division shipped its first industrial-quality rail, and anticipates shipping standard rail during the first half of 2005. The Bar Products Division currently sells special bar-quality and merchant bar-quality rounds. The divisions sell directly to end-users and service centers, including Heidtman (an affiliate), which accounted for 13.0%, 14.7% and 18.5% of the segment’s external net sales for the years ended December 31, 2004, 2003 and 2002, respectively. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

Steel Scrap Substitute Operations.     Steel scrap substitute operations include the revenues and expenses associated with the company’s steel scrap substitute facility. From the time operations were halted in 2001 through the fourth quarter of 2002, the costs incurred at IDI were composed of those expenses required to maintain the facility and further evaluate the project and its related benefits. During the fourth quarter of 2002, IDI successfully completed certain operating trials utilizing a modified production process. This process reduced the per-unit cost of direct reduced iron production. Throughout 2003, the company invested $13.3 million for capital expenditures required to implement this modified production process, and Iron Dynamics restarted operations mid-November 2003. During 2004, IDI produced 173,000 tonnes of hot briquetted iron and after starting the submerged arc furnace in June, produced 47,000 tonnes of liquid pig iron during the second half of 2004.

Revenues included in the category “All Other” are from two subsidiary operations that are below the quantitative thresholds required for reportable segments. These revenues are from the fabrication of trusses, girders, steel joists and steel decking for the non-residential construction industry; from the further processing, or slitting, and sale of certain steel products; and from the resale of certain secondary and excess steel products. In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior unsecured notes, convertible subordinated notes, certain other investments and profit sharing expenses.

The company’s operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company’s steel operations include sales to non-U.S. companies of $67.8 million, $66.6 million and $10.1 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Segment Information — (Continued)

The company’s segment results for the years ended December 31, are as follows (in thousands):

	2004	2003	2002

Steel Operations
Net sales
External	$1,994,246	$903,837	$785,007
Other segments	99,130	52,720	48,578
Operating income	553,841	120,704	188,081
Depreciation and amortization	73,439	61,329	51,024
Assets	1,455,691	1,161,368	1,057,509
Liabilities	175,761	157,576	117,537
Capital expenditures	74,229	122,527	143,045

Steel Scrap Substitute Operations
Net sales
Other segments	$42,897	$2,955	$450
Operating loss	(8,341)	(10,902)	(10,471)
Depreciation and amortization	5,544	4,944	5,083
Assets	140,697	157,428	149,651
Liabilities	4,450	6,873	27,832
Capital expenditures	5,838	13,326	(2,999)

All Other
Net sales
External	$150,667	$83,411	$79,486
Other segments	1,026	824	769
Operating loss	(34,095)	(13,628)	(18,968)
Depreciation and amortization	5,766	2,837	3,336
Assets	195,169	234,800	169,157
Liabilities	761,080	802,158	704,433
Capital expenditures	21,979	1,208	2,554

Eliminations
Net sales
Other segments	$(143,053)	$(56,499)	$(49,797)
Operating income (loss)	(4,496)	433	(275)
Assets	(57,938)	(105,157)	(100,621)
Liabilities	(54,794)	(105,401)	(95,766)

Consolidated
Net sales	$2,144,913	$987,248	$864,493
Operating income	506,909	96,607	158,367
Depreciation and amortization	84,749	69,110	59,443
Assets	1,733,619	1,448,439	1,275,696
Liabilities	886,497	861,206	754,036
Capital expenditures	102,046	137,061	142,600

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Condensed Consolidating Balance Sheet (in thousands):

	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

	(As of December 31, 2004)
Cash	$15,202	$323	$809	$—	$16,334
Accounts receivable	188,675	130,903	29,636	(95,353)	253,861
Inventories	281,594	65,691	36,212	(2,009)	381,488
Other current assets	25,309	261	287	(21)	25,836

Total current assets	510,780	197,178	66,944	(97,383)	677,519

Property, plant and equipment, net	713,641	142,542	167,979	(118)	1,024,044
Other assets	364,636	59,679	95	(392,354)	32,056

Total assets	$1,589,057	$399,399	$235,018	$(489,855)	$1,733,619

Accounts payable	$115,458	$9,800	$14,674	$1,956	$141,888
Accrued expenses	70,752	8,319	6,990	(1,515)	84,546
Current maturities of long-term debt	2,095	—	4,702	(23)	6,774

Total current liabilities	188,305	18,119	26,366	418	233,208

Other liabilities	131,508	188,139	40,955	(151,387)	209,215
Long-term debt	440,819	—	786	—	441,605
Minority interest	—	—	—	2,469	2,469

Common stock	523	89,426	202,184	(291,610)	523
Treasury stock	(84,141)	—	—	—	(84,141)
Additional paid-in capital	390,505	116,868	—	(116,868)	390,505
Retained earnings	521,538	(13,153)	(35,273)	67,123	540,235

Total stockholders’ equity	828,425	193,141	166,911	(341,355)	847,122

Total liabilities and stockholders’ equity	$1,589,057	$399,399	$235,018	$(489,855)	$1,733,619

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Condensed Consolidating Information — (Continued)

Condensed Consolidating Balance Sheet (in thousands):

	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

	(As of December 31, 2003)
Cash	$64,008	$496	$926	$—	$65,430
Accounts receivable	123,315	119,785	13,037	(130,114)	126,023
Inventories	164,024	2,579	18,397	(504)	184,496
Other current assets	32,938	68	168	(1,188)	31,986

Total current assets	384,285	122,928	32,528	(131,806)	407,935

Property, plant and equipment, net	755,707	96,757	148,769	(117)	1,001,116
Other assets	260,538	36,855	262	(258,267)	39,388

Total assets	$1,400,530	$256,540	$181,559	$(390,190)	$1,448,439

Accounts payable	$64,069	$15,618	$11,025	$(11,386)	$79,326
Accrued expenses	52,365	1,699	5,046	(1,120)	57,990
Current maturities of long-term debt	11,765	—	4,243	(20)	15,988

Total current liabilities	128,199	17,317	20,314	(12,526)	153,304

Other liabilities	108,680	73,310	(13,587)	(52,700)	115,703
Long-term debt	575,608	—	24,826	(8,848)	591,586
Minority interest	28	—	—	585	613

Common stock	509	46,482	189,735	(236,217)	509
Treasury stock	(28,670)	—	—	—	(28,670)
Additional paid-in capital	362,328	116,868	—	(116,868)	362,328
Retained earnings	257,919	2,563	(39,612)	36,384	257,254
Other accumulated comprehensive loss	(4,071)	—	(117)	—	(4,188)

Total stockholders’ equity	588,015	165,913	150,006	(316,701)	587,233

Total liabilities and stockholders’ equity	$1,400,530	$256,540	$181,559	$(390,190)	$1,448,439

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Condensed Consolidating Information — (Continued)

Condensed Consolidating Statements of Income (in thousands):

	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

	(Year ended December 31, 2004)
Net sales	$1,892,647	$2,093,375	$194,415	$(2,035,524)	$2,144,913
Cost of goods sold	1,356,679	2,077,179	172,830	(2,065,265)	1,541,423

Gross profit	535,968	16,196	21,585	29,741	603,490
Selling, general and administration	74,698	11,684	12,862	(2,663)	96,581

Operating income	461,270	4,512	8,723	32,404	506,909
Interest expense	36,381	1,244	1,605	(323)	38,907
Other (income) expense	119,422	(126,829)	(79)	455	(7,031)

Income (loss) before income taxes and equity in net income of subsidiaries	305,467	130,097	7,197	32,272	475,033
Income tax expense (benefit)	118,361	45,713	2,734	12,911	179,719

	187,106	84,384	4,463	19,361	295,314
Equity in net income of subsidiaries	88,847	—	—	(88,847)	—

Net income (loss)	$275,953	$84,384	$4,463	$(69,486)	$295,314

	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

	(Year ended December 31, 2003)
Net sales	$956,552	$956,556	$87,190	$(1,013,050)	$987,248
Cost of goods sold	808,384	950,131	88,148	(1,004,743)	841,920

Gross profit	148,168	6,425	(958)	(8,307)	145,328
Selling, general and administration	34,881	10,814	8,963	(5,937)	48,721

Operating income (loss)	113,287	(4,389)	(9,921)	(2,370)	96,607
Interest expense	34,841	(1,360)	1,688	(676)	34,493
Other (income) expense	58,977	(59,087)	(14,009)	796	(13,323)

Income before income taxes and equity in net income of subsidiaries	19,469	56,058	2,400	(2,490)	75,437
Income tax expense (benefit)	8,794	19,613	900	(1,018)	28,289

	10,675	36,445	1,500	(1,472)	47,148
Equity in net income of subsidiaries	37,945	—	—	(37,945)	—

Net income (loss)	$48,620	$36,445	$1,500	$(39,417)	$47,148

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Condensed Consolidating Information — (Continued)

	Parent	Guarantors	Combined non-guarantors	Consolidating adjustments	Total consolidated

	(Year ended December 31, 2002)
Net sales	$833,585	$—	$80,705	$(49,797)	$864,493
Cost of goods sold	615,229	—	80,806	(49,077)	646,958

Gross profit	218,356	—	(101)	(720)	217,535
Selling, general and administration	49,519	324	9,770	(445)	59,168

Operating income (loss)	168,837	(324)	(9,871)	(275)	158,367
Interest expense	28,313	—	2,058	(170)	30,201
Other (income) expense	54,303	(50,879)	(24)	289	3,689

Income (loss) before income taxes and equity in net income of subsidiaries	86,221	50,555	(11,905)	(394)	124,477
Income tax expense (benefit)	33,406	17,687	(4,493)	—	46,600

	52,815	32,868	(7,412)	(394)	77,877
Equity in net income of subsidiaries	25,456	—	—	(25,456)	—

Net income (loss)	$78,271	$32,868	$(7,412)	$(25,850)	$77,877

Condensed Consolidating Statements of Cash Flows (in thousands):

	Parent	Guarantors	Combined non-guarantors	Total consolidated

	(Year ended December 31, 2004)
Net cash provided by operations	$188,472	$47,488	$11,959	$247,919
Net cash used in investing activities – primarily purchases of property, plant and equipment	(23,855)	(50,573)	(27,563)	(101,991)
Financing activities:
Issuance of long-term debt	120,600	—	67,692	188,292
Repayments of long-term debt	(256,216)	—	(91,271)	(347,487)
Other	(89,462)	14,461	39,172	(35,829)

Net cash provided by (used in) financing activities	(225,078)	14,461	15,593	(195,024)

Increase (decrease) in cash and cash equivalents	(60,461)	11,376	(11)	(49,096)
Cash and cash equivalents at beginning of year	64,008	496	926	65,430

Cash and cash equivalents at end of year	$3,547	$11,872	$915	$16,334

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Condensed Consolidating Information — (Continued)

	Parent	Guarantors	Combined non-guarantors	Total consolidated

	(Year ended December 31, 2003)
Net cash provided by (used in) operations	$188,681	$(68,265)	$7,190	$127,606
Net cash used in investing activities – primarily purchases of property, plant and equipment	(79,927)	(50,674)	(14,743)	(145,344)
Financing activities:
Issuance of long-term debt	153,540	—	38,280	191,820
Repayments of long-term debt	(85,765)	—	(58,244)	(144,009)
Issuance of treasury stock	219	—	—	219
Other	(135,270)	119,153	27,037	10,920

Net cash provided by (used in) financing activities	(67,276)	119,153	7,073	58,950

Increase (decrease) in cash and cash equivalents	41,478	214	(480)	41,212
Cash and cash equivalents at beginning of year	22,530	282	1,406	24,218

Cash and cash equivalents at end of year	$64,008	$496	$926	$65,430

	Parent	Guarantors	Combined non-guarantors	Total consolidated

	(Year ended December 31, 2002)
Net cash provided by operations	$80,838	$33,976	$208	$115,022
Net cash used in investing activities – primarily purchases of property, plant and equipment	(88,203)	(46,140)	557	(133,786)
Financing activities:
Issuance of long-term debt	582,411	—	16,580	598,991
Repayments of long-term debt	(566,450)	—	(55,015)	(621,465)
Other	(63,473)	12,363	38,325	(12,785)

Net cash provided by (used in) financing activities	(47,512)	12,363	(110)	(35,259)

Increase (decrease) in cash and cash equivalents	(54,877)	199	655	(54,023)
Cash and cash equivalents at beginning of year	77,407	83	751	78,241

Cash and cash equivalents at end of year	$22,530	$282	$1,406	$24,218

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2004:
Net sales	$384,145	$525,657	$634,741	$600,370
Gross profit	76,475	136,671	220,888	169,456
Operating income	58,540	115,116	193,260	139,993
Net income	31,962	67,292	113,614	82,446
Earnings per share:
Basic	.65	1.36	2.29	1.67
Diluted	.58	1.20	2.01	1.47

2003:
Net sales	$235,504	$218,632	$253,952	$279,160
Gross profit	46,502	28,532	35,110	35,184
Operating income	34,560	17,226	22,845	21,976
Net income	15,778	5,430	9,191	16,749
Earnings per share:
Basic	.33	.11	.19	.35
Diluted	.30	.11	.18	.31

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year. Pursuant to EITF 04-8, as discussed in Note 1 to these consolidated financial statements, the company recalculated diluted earnings per share for 2003.

Back to Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the company’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company (including its consolidated subsidiaries) in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting.     During our most recent fiscal quarter, there was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting.     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2004, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the report entitled “Internal Control — Integrated Framework.” Based on the evaluation using those criteria, management concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

Our Management’s Report on Internal Control Over Financial Reporting, as of December 31, 2004, can be found on page 45 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Ernst & Young LLP, on Internal Control Over Financial Reporting can be found on page 46 of this Form 10-K, each of which is incorporated by referenced into this Item 9A.

ITEM 9B. OTHER INFORMATION

Our board of directors has established the company’s authorized number of directors at eleven, effective March 1, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this item will be set forth under the caption “Election of Directors” in the 2005 Proxy Statement, which we will file no later than 120 days after the end of our fiscal year with the Securities and Exchange Commission. We incorporate that information herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the 2005 Proxy Statement, which we will file no later than 120 days after the end

Back to Contents

of our fiscal year with the Securities and Exchange Commission. We incorporate that information herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished pursuant to this item will be set forth under the caption “Information on Directors and Executive Officers” in the 2005 Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year with the Securities and Exchange Commission. We incorporate that information herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

We have four compensation plans approved by stockholders under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services: The 1994 Incentive Stock Option Plan; The Amended and Restated 1996 Incentive Stock Option Plan; The 2003 Executive Officer Compensation Plan, which replaced The Revised Officer and Manager Cash and Stock Bonus Plan on January 1, 2003; and The Non-Employee Director Stock Option Plan. The following table summarizes information about our equity compensation plans at December 31, 2004:

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	1,502,597	$20.54	2,088,526
Equity compensation plans not approved by security holders	—	—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Heidtman Contract.     For the years ended December 31, 2004 and 2003, we sold approximately 490,000 tons and 419,000 tons of our steel products to Heidtman for $259.5 million and $132.8 million, representing approximately 12% and 13% of our total net sales for each year, respectively. We have a long-term “off-take” agreement with Heidtman that extends through March 2007. Under the off-take agreement, Heidtman is obligated to buy and we are obligated to sell to Heidtman, at least 76,000 tons of our hot band products per quarter, or 336,000 tons annually, and at least 15,000 tons of our cold-rolled products per quarter, or 60,000 tons annually. Our pricing to Heidtman is determined by either a market or a spot market pricing formula. For market priced sales of hot-rolled steel, pricing is determined on an “all-in” cost-plus basis, together with all published extras. For spot market sales of hot-rolled steel, pricing is determined on the basis of a discounted market index. Pricing for cold-rolled products is determined on a marginal revenue basis over hot-rolled sheet. John Bates is the President and Chief Executive Officer of Heidtman, is a member of our board of directors and is the beneficial owner of 5% of our common stock outstanding as of December 31, 2004.

We believe that the transactions described above are on terms no less favorable to us than could be obtained from unaffiliated third parties.

Back to Contents

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fee Information

Fees for professional services provided by our independent auditors in each of the last two years, in each of the following categories are:

	2004	2003

Audit Fees	$508,000	$280,000
Audit-Related Fees	18,000	58,000
Tax Fees	86,000	159,000

	$612,000	$497,000

Fees for audit services include fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, comfort letter procedures, preparing consents, and assistance with review of documents filed with the Commission. Audit-related fees principally include accounting consultations and separate audit of a subsidiary. Tax fees principally include tax consultations, compliance review and planning assistance.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as a part of this report:

1.     Financial Statements:

See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 8 and described in the Index on page xx of this Report.

2.     Financial Statement Schedules:

None

Back to Contents

(b)      Exhibits:

Exhibit Number	Description

3.1a	Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated by reference from Exhibit 3.1a in Registrant’s Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.
3.1b	Articles of Incorporation of Iron Dynamics, Inc., incorporated by reference from Registrant’s 1996 Annual Report on Form 10-K, filed March 31, 1997.
3.2a	Amended Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.2a to our Registration Statement on Form S-3, SEC File No. 333-82210, effective February 28, 2002.
3.2b	Bylaws of Iron Dynamics, Inc., incorporated by reference from Registrant’s 1996 Annual Report on Form 10-K, filed March 31, 1997.
4.1	Registration Agreement between Steel Dynamics, Inc. and certain stockholders of Steel Dynamics, Inc., incorporated by reference from Exhibit 10.31 to the Company’s Registration Statement on Form S-1, SEC File No. 333-12521, filed September 23, 1996.
4.2	Registration Rights Agreement, dated as of January 28, 2002, among Steel Dynamics, Inc., various financial institutions which are to receive Steel Dynamics common stock under the Settlement Agreement referred to in Exhibit 2.1, and Mellon Bank, N.A., as Agent, incorporated by reference from Exhibit 4.1 to our Report on Form 8-K, filed February 26, 2002.
4.3	Registration Rights Agreement between Steel Dynamics, Inc. as Issuer and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. as Initial Purchasers, dated as of December 23, 2002, re $100,000,000 of our 4% Convertible Subordinated Notes due 2012, incorporated by reference from Exhibit 4.1c to our Registration Statement on Form S-3, File No. 333-103672, filed March 7, 2003.
4.4	Indenture relating to Registrant’s issuance of $200 million senior unsecured notes, dated as of March 26, 2002, between Steel Dynamics, Inc. as Issuer and SDI Investment Company as Initial Subsidiary Guarantor, and Fifth Third Bank, Indiana as Trustee, incorporated by reference from Exhibit 10.3a to our 2001 Annual Report on Form 10-K, filed March 28, 2002.
4.4a	First Supplemental Indenture, dated as of September 6, 2002, relating to the Indenture described in Exhibit 4.4, incorporated herein by reference from our Exhibit 4.4a to our 2002 Annual Report on Form 10-K, filed March 28, 2003.
4.4b	Second Supplemental Indenture, dated as of September 30, 2002, relating to the Indenture described in Exhibit 4.4, incorporated herein by reference from our Exhibit 4.4b to our 2002 Annual Report on Form 10-K, filed March 28, 2003.
4.4c	Third Supplemental Indenture, dated as of December 31, 2002, relating to the Indenture described in Exhibit 4.4, incorporated herein by reference from our Exhibit 4.4c to our 2002 Annual Report on Form 10-K, filed March 28, 2003.
4.4d	Fourth Supplemental Indenture, dated as of November 26, 2003, relating to the Indenture described in Exhibit 4.4, incorporated herein by reference from our Exhibit 4.4d to our 2003 Annual Report on Form 10-K, filed March 12, 2004.

Back to Contents

Exhibit Number	Description

4.5	Indenture relating to our 4% Convertible Subordinated Notes due 2012, dated as of December 23, 2002, between Steel Dynamics, Inc. and Fifth Third Bank, Indiana as Trustee, incorporated by reference from Exhibit 4.2a to our Registration Statement on Form S-3, File No. 333-103672, filed March 7, 2003.
Material Contracts
10.01	Credit Agreement relating to our $230 million senior secured revolving credit facility, dated as June 30, 2004, among Steel Dynamics, Inc. as Borrower, certain designed “Initial Lenders,” General Electric Capital Corporation as Collateral and Administrative Agent, Morgan Stanley Senior Funding, Inc., as Lead Arranger and Syndication Agent, and Harris Trust and Savings Bank and National City Bank as Documentation Agents, and others, incorporated herein by reference from Exhibit 10.01 to our September 30, 2004 Form 10-Q, filed November 8, 2004.
10.01a	First Amendment to Credit Agreement dated October 26, 2004, relating to the Credit Agreement described at Exhibit 10.01, incorporated herein by reference from Exhibit 10.01a to our September 30, 2004 Form 10-Q, filed November 8, 2004.
10.3	Purchase Agreement dated December 17, 2002 between Steel Dynamics, Inc. and Morgan Stanley & Co. Incorporated herein, et al as Initial Purchasers re Steel Dynamics, Inc.’s 4% Convertible Subordinated Notes due 2012.
10.12	Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. re Taxable Economic Development Revenue bonds, Trust Indenture between Indiana Development Finance Authority and NBD Bank, N.A., as Trustee re Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc., incorporated herein by reference from Exhibit 10.12 to Registrant’s Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.
10.18	1994 Incentive Stock Option Plan, incorporated herein by reference from Exhibit 10.18 to Registrant’s Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.
10.19†	Amended and Restated 1996 Incentive Stock Option Plan, incorporated herein by reference from Exhibit 10.19 to our 2001 Annual Report on Form 10-K, filed March 28, 2002.
10.23†	Revised Officer and Manager Cash and Stock Bonus Plan, incorporated herein by reference from Exhibit 10.23 to our June 30, 2000 Form 10-Q, filed August 11, 2000.
10.24†	2003 Executive Incentive Compensation Plan, approved by stockholders on May 29, 2003, incorporated herein by reference from our Exhibit 10.24 to our 2003 Annual Report on Form 10-K, filed March 12, 2004.
10.25†*	2004 Employee Stock Purchase Plan, approved by stockholders on May 20, 2004.
10.40	Non-Employee Director Stock Option Plan, incorporated herein by reference from Exhibit 10.40 to our June 30, 2000 Form 10-Q, filed August 11, 2000.
Other
12.1*	Computation of Ratio of Earnings to Fixed Charges

Back to Contents

Exhibit Number	Description

14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers, incorporate by reference herein from Exhibit 14.1 to our 2002 Annual Report on Form 10-K, filed March 28, 2003.
21.1*	List of our Subsidiaries
23.1*	Consent of Ernst & Young LLP.
24.1	Powers of attorney (see signature page on page 75 of this Report).
Executive Officer Certifications
31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed concurrently herewith
†	Indicates a management contract or compensatory plan or arrangement.
(d)
Availability of Exhibits. Copies of this Annual Report on Form 10K (including Exhibit 24.1), Exhibits 12.1, 14.1, 21.1 and 23.1 are available to our stockholders without charge. Copies of other exhibits can be obtained by stockholders upon payment of 12 cents per page for such exhibits. Written requests should be sent to Investor Relations, Steel Dynamics, Inc., 6714 Pointe Inverness Way, Suite 200, Fort Wayne, Indiana 46804.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2005

STEEL DYNAMICS, INC.

By:    /s/ KEITH E. BUSSE
          Keith E. BussePresident and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Keith E. Busse and Gary E. Heasley, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2004 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this 2004 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ KEITH E. BUSSE Keith E. Busse	President & Chief Executive Officer and Director (Principal Executive Officer)	03/04/05
/s/ GARY E. HEASLEY Gary E. Heasley	Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	03/04/05
/s/ MARK D. MILLETT Mark D. Millett	Vice President and Director	03/04/05
/s/ RICHARD P. TEETS, JR. Richard P. Teets, Jr.	Vice President and Director	03/04/05

Back to Contents

Signatures	Title	Date

/s/ JOHN C. BATES John C. Bates	Director	03/04/05
James E. Kelley	Director
/s/ DR. JüRGEN KOLB Dr. Jürgen Kolb	Director	03/04/05
/s/ NAOKI HIDAKA Naoki Hidaka	Director	03/04/05
/s/ JOSEPH D. RUFFOLO Joseph D. Ruffolo	Director	03/04/05
/s/ RICHARD J. FREELAND Richard J. Freeland	Director	03/04/05
Paul B. Edgerley	Director