Form 10-K/A
period 2003-12-31
STEEL DYNAMICS INC
filed 2005-03-09
CIK 1022671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes |X| No|_|

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


                                EXPLANATORY NOTE

         The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of Steel Dynamics, Inc. for the year ended December 31, 2003, is to provide revised forms of certification on Exhibits 31.1 and 31.2, to conform to the format prescribed by Item 601(b)(31) of Regulation S-K, as well as to revise the form of Item 9A, subsection (b) regarding "Changes in Internal Controls" (no changes). These changes constitute only format revisions.

         No attempt has been made in this Form 10-K/A to modify or update any financial information or other disclosures presented in the original report on Form 10-K, nor does this Form 10-K/A reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures, including exhibits to the Form 10-K. Information described herein reflects the disclosures made at the time of the original filing of the Form10-K on March 12, 2004. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

March 9, 2005
                                            STEEL DYNAMICS, INC.



                                      By:   /S/  KEITH  E. BUSSE
                                          -------------------------------------
                                                     Keith E. Busse
                                         President and Chief Executive Officer

POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Keith E. Busse and Gary E. Heasley, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2003 Annual Report, as amended, on Form 10-K/A, filed pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this 2003 Annual Report, as amended, on Form 10-K/A has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.


        Signatures                                                   Title                                       Date
        ----------                                                   -----                                       ----
  /S/ KEITH E. BUSSE                          President & Chief Executive Officer and Director                  3/9/05
----------------------------------                      (Principal Executive Officer)
           Keith E. Busse



  /S/ GARY E. HEASLEY                         Chief Financial Officer                                           3/9/05
----------------------------------              (Principal Financial and Accounting Officer)
        Gary E. Heasley



  /S/ MARK D. MILLETT                        Vice President and Director                                        3/9/05
----------------------------------
           Mark D. Millett



  /S/ RICHARD P. TEETS, JR.                  Vice President and Director                                        3/9/05
----------------------------------
        Richard P. Teets, Jr.



                                                                  Director
----------------------------------
           Daniel M. Rifkin


  /S/ JOHN C. BATES                                               Director                                      3/9/05
----------------------------------
            John C. Bates



  /S/ DR. JURGEN KOLB                                             Director                                      3/9/05
----------------------------------
           Dr. Jurgen Kolb



  /S/ NAOKI HIDAKA                                                Director                                      3/9/05
----------------------------------
            Naoki Hidaka


  /S/ JOSEPH D. RUFFOLO                                           Director                                      3/9/05
----------------------------------
           Joseph D. Ruffolo


  /S/ JAMES E. KELLEY                                             Director                                      3/9/05
----------------------------------
            James E. Kelley


  /S/ RICHARD J. FREELAND                                         Director                                      3/9/05
----------------------------------
          Richard J. Freeland


  /S/ PAUL B. EDGERLEY                                            Director                                      3/9/05
----------------------------------
           Paul B. Edgerley

