Form 10-Q/A
period 2004-09-30
STEEL DYNAMICS INC
filed 2005-03-09
CIK 1022671

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

STEEL DYNAMICS, INC.
Table of Contents

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Steel Dynamics, Inc. for the quarter ended September 30, 2004, is to provide revised forms of certification on Exhibits 31.1 and 31.2, to conform to the format prescribed by Item 601(b)(31) of Regulation S-K, as well as to revise the form of Item 4, subsection (b) regarding “Changes in Internal Controls” (no changes). These changes constitute only format revisions.

No attempt has been made in this Form 10-Q/A to modify or update any financial information or other disclosures presented in the original report on Form 10-Q, nor does this Form 10-Q/A reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including exhibits to the Form 10-Q. Information described herein reflects the disclosures made at the time of the original filing of the Form 10-Q on November 8, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

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