Form 10-Q
period 2005-03-31
STEEL DYNAMICS INC
filed 2005-05-06
CIK 1022671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2005

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

As of April 26, 2005, Registrant had 45,337,304 outstanding shares of Common Stock.

STEEL DYNAMICS, INC.
Table of Contents

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2005	December 31, 2004

	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$3,747	$16,334
Accounts receivable, net	220,254	214,880
Accounts receivable-related parties	47,539	38,981
Inventories	395,635	381,488
Deferred taxes	7,400	6,856
Other current assets	7,726	18,980

Total current assets	682,301	677,519

Property, plant and equipment, net	1,022,198	1,024,044

Restricted cash	1,589	989

Other assets	30,359	31,067

Total assets	$1,736,447	$1,733,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,647	$136,517
Accounts payable-related parties	883	5,371
Accrued interest	3,157	8,796
Other accrued expenses	47,322	75,750
Current maturities of long-term debt	8,846	6,774

Total current liabilities	211,855	233,208

Long-term debt, including unamortized bond premium of $6,725 and $7,147, as of March 31, 2005 and December 31, 2004, respectively	460,330	441,605

Deferred taxes	222,792	209,215

Minority interest	2,588	2,469

Commitments and contingencies

Stockholders’ equity:
Common stock voting, $.01 par value; 100,000,000 shares authorized; 52,902,637 and 52,435,059 shares issued; and 46,806,673 and 48,485,671 shares outstanding, as of March 31, 2005 and December 31, 2004, respectively	527	523
Treasury stock, at cost; 6,095,964 and 3,949,388 shares, at March 31, 2005 and December 31, 2004, respectively	(160,841)	(84,141)
Additional paid-in capital	402,865	390,505
Retained earnings	596,331	540,235

Total stockholders’ equity	838,882	847,122

Total liabilities and stockholders’ equity	$1,736,447	$1,733,619

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,

	2005	2004

Net sales:
Unrelated parties	$500,846	$334,379
Related parties	69,860	49,766

Total net sales	570,706	384,145
Costs of goods sold	441,929	307,670

Gross profit	128,777	76,475
Selling, general and administrative expenses	22,454	17,935

Operating income	106,323	58,540
Interest expense	8,077	9,504
Other income, net	(578)	(2,103)

Income before income taxes	98,824	51,139
Income taxes	38,047	19,177

Net income	$60,777	$31,962

Basic earnings per share	$1.27	$.65

Weighted average common shares outstanding	47,703	48,947

Diluted earnings per share, including effect of assumed conversions	$1.12	$.58

Weighted average common shares and share equivalents outstanding	54,828	56,212

Dividends declared per share	$.10	$—

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,

	2005	2004

Operating activities:
Net income	$60,777	$31,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,830	18,779
Deferred income taxes	13,033	11,668
Loss on disposal of property, plant and equipment	—	145
Minority interest	119	649
Changes in certain assets and liabilities:
Accounts receivable	(13,932)	(38,573)
Inventories	(14,147)	(51,493)
Other assets	10,519	(8,405)
Accounts payable	10,843	49,263
Accrued expenses	(34,067)	(3,330)

Net cash provided by operating activities	54,975	10,665

Investing activities:
Purchases of property, plant and equipment	(19,141)	(23,905)

Financing activities:
Issuance of long-term debt	61,308	29,939
Repayments of long-term debt	(40,511)	(33,659)
Issuance of common stock (net of expenses) and proceeds and tax benefits from exercise of stock options	12,364	10,086
Purchase of treasury stock	(76,700)	(238)
Dividends paid	(4,882)	—
Debt issuance costs	—	(24)

Net cash provided by (used in) financing activities	(48,421)	6,104

Decrease in cash and equivalents	(12,587)	(7,136)
Cash and equivalents at beginning of period	16,334	65,430

Cash and equivalents at end of period	$3,747	$58,294

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,057	$14,925

Cash paid for federal and state income taxes	$170	$77

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation. The company reclassified certain costs related to the receipt of materials, internal transportation of inventories and related employee salaries and benefits from selling, general and administrative expenses to costs of goods sold for the three months ended March 31, 2004. Generally, the company’s gross margin was reduced by approximately 1% due to this reclassification; however, total operating income was not affected.

Stock-Based Compensation. At March 31, 2005 and 2004, the company had three incentive stock option plans and accounted for these plans under the recognition and measurement principles of Accounting Standards Board APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, no stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123 to its stock-based employee compensation for the three-month periods ended March 31 (in thousands, except per share data):

	2005	2004

Net income, as reported	$60,777	$31,962
Stock-based employee compensation expense, using the fair value based method, net of related tax effect	(1,042)	(716)

Pro forma net income	59,735	31,246
Effect of assumed conversions, net of tax effect	664	645

Pro forma net income, diluted earnings per share	$60,439	$31,891

Basic earnings per share:
As reported	$1.27	$.65
Pro forma	1.25	.64
Diluted earnings per share:
As reported	$1.12	$.58
Pro forma	1.10	.57

In December 2004, the FASB issued FAS No. 123R (FAS 123R), “Share-Based Payments”, which among other things, eliminates the use of APB 25 and the intrinsic value method of accounting that the company uses to account for its stock option plans. FAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for FAS 123R and that registrants that are not small business issuers must adopt FAS 123R no later than the beginning of the first fiscal year beginning after June 15, 2005, which is January 1, 2006 for the company.

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

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three-month periods ended March 31 (in thousands, except per share data):

	2005			2004

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$60,777	47,703	$1.27	$31,962	48,947	$.65
Dilutive stock option effect	—	362		—	502
Convertible subordinated debt effect	664	6,763		645	6,763

Diluted earnings per share	$61,441	54,828	$1.12	$32,607	56,212	$.58

The following table presents the common share equivalents that were excluded from the company’s diluted earnings per share calculation because they were anti-dilutive or not convertible at March 31 (in thousands):

	2005	2004

Stock options	—	56
Convertible subordinated debt	—	—

Excluded common share equivalents	—	56

Note 3. Comprehensive Income
The following table presents the company’s components of comprehensive income, net of related tax, for the three-month periods ended March 31 (in thousands):

	2005	2004

Net income available to common shareholders	$60,777	$31,962
Unrealized loss related to interest rate swaps	—	(284)
Reclassification adjustment related to interest rate swaps	—	931
Unrealized gain on available-for-sale securities	—	300

Comprehensive income	$60,777	$32,909

Hedge ineffectiveness gain	$—	$275

Note 4. Inventories
Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following (in thousands):

	March 31, 2005	December 31, 2004

Raw materials	$175,736	$174,254
Supplies	83,072	74,057
Work-in-progress	44,871	33,864
Finished goods	91,956	99,313

Total inventories	$395,635	$381,488

Note 5. Segment Information
The company has two reportable segments: steel operations and steel scrap substitute operations. The steel operations segment includes the company’s Flat Roll Division, Structural and Rail Division, and Bar Products Division. These divisions operate mini-mills, producing steel from steel scrap, using electric arc melting furnaces, continuous casting and automated rolling mills. The Bar Products Division began operations during January 2004. The steel scrap substitute operations include the revenues and expenses associated with the company’s steel scrap substitute facility, Iron Dynamics.

Revenues included in the category “All Other” are from two subsidiary operations that are below the quantitative thresholds required for reportable segments. These revenues are from the fabrication of trusses, girders, steel joists and steel decking and from the further processing, or slitting, and resale of certain secondary and excess steel products. In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior unsecured notes, convertible subordinate notes, certain other investments and profit sharing expenses.

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company’s operations are organized and managed as operating segments. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Refer to the company’s Annual Report on Form10-K for the year ended December 31, 2004, for more information related to the company’s segment reporting.

Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company’s steel operations include sales to non-U.S. companies of $25.0 million and $2.8 million for the three months ended March 31, 2005 and 2004, respectively. The company’s segment results for the three-month periods ended March 31 are as follows (in thousands):

	2005	2004

Steel Operations
Net sales
External	$534,561	$352,783
Other segments	19,469	20,285
Operating income	116,782	64,917
Assets	1,470,132	1,258,039

Steel Scrap Substitute Operations
Net sales
External	$—	$—
Other segments	14,576	6,893
Operating income (loss)	162	(2,684)
Assets	139,002	158,912

All Other
Net sales
External	$36,145	$31,362
Other segments	150	353
Operating loss	(9,615)	(2,862)
Assets	1,691,896	230,449

Eliminations
Net sales
External	$—	$—
Other segments	(34,195)	(27,531)
Operating loss	(1,006)	(831)
Assets	(1,564,583)	(112,614)

Consolidated
Net sales	$570,706	$384,145
Operating income	106,323	58,540
Assets	1,736,447	1,534,786

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Condensed Consolidating Information
Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $300.0 million of senior notes due March 2009. Following are condensed consolidating financial statements of the company, including the guarantors. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the company and the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Condensed Consolidating Balance Sheets (in thousands)

As of March 31, 2005	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated

Cash	$3,184	$305	$258	$—	$3,747
Accounts receivable	253,583	138,678	24,203	(148,671)	267,793
Inventories	370,650	—	27,837	(2,852)	395,635
Other current assets	14,879	—	247	—	15,126

Total current assets	642,296	138,983	52,545	(151,523)	682,301
Property, plant and equipment, net	968,005	—	54,311	(118)	1,022,198
Other assets	11,950	74,568	223	(54,793)	31,948

Total assets	$1,622,251	$213,551	$107,079	$(206,434)	$1,736,447

Accounts payable	$155,341	$(11,805)	$7,181	$1,813	$152,530
Accrued expenses	47,904	746	2,575	(746)	50,479
Current maturities of long-term debt	2,100	—	6,746	—	8,846

Total current liabilities	205,345	(11,059)	16,502	(1,067)	211,855
Other liabilities	151,875	66,350	68,852	(64,285)	222,792
Long-term debt	460,330	—	—	—	460,330
Minority interest	—	—	—	2,588	2,588

Common stock	527	2	17,210	(17,212)	527
Treasury stock	(160,841)	—	—	—	(160,841)
Additional paid in capital	402,865	116,868	—	(116,868)	402,865
Retained earnings	562,150	41,390	4,515	(11,724)	596,331

Total stockholders’ equity	804,701	158,260	21,725	(145,804)	838,882

Total liabilities and stockholders’ equity	$1,622,251	$213,551	$107,079	$(206,434)	$1,736,447

As of December 31, 2004	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated

Cash	$15,202	$323	$809	$—	$16,334
Accounts receivable	188,675	130,903	29,636	(95,353)	253,861
Inventories	281,594	65,691	36,212	(2,009)	381,488
Other current assets	25,309	261	287	(21)	25,836

Total current assets	510,780	197,178	66,944	(97,383)	677,519
Property, plant and equipment, net	713,641	142,542	167,979	(118)	1,024,044
Other assets	364,636	59,679	95	(392,354)	32,056

Total assets	$1,589,057	$399,399	$235,018	$(489,855)	$1,733,619

Accounts payable	$115,458	$9,800	$14,674	$1,956	$141,888
Accrued expenses	70,752	8,319	6,990	(1,515)	84,546
Current maturities of long-term debt	2,095	—	4,702	(23)	6,774

Total current liabilities	188,305	18,119	26,366	418	233,208
Other liabilities	131,508	188,139	40,955	(151,387)	209,215
Long-term debt	440,519	—	786	—	441,605
Minority interest	—	—	—	2,469	2,469

Common stock	523	89,426	202,184	(291,610)	523
Treasury stock	(84,141)	—	—	—	(84,141)
Additional paid in capital	390,505	116,868	—	(116,868)	390,505
Retained earnings	521,538	(13,153)	(35,273)	67,123	540,235

Total stockholders’ equity	828,425	193,141	166,911	(341,355)	847,122

Total liabilities and stockholders’ equity	$1,589,057	$399,399	$235,018	$(489,855)	$1,733,619

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Income (in thousands)

For the Three Months Ended,
March 31, 2005

	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated

Net sales	$568,605	$521,727	$36,295	$(555,921)	$570,706
Costs of goods sold	443,399	516,644	31,879	(549,993)	441,929

Gross profit	125,206	5,083	4,416	(5,928)	128,777
Selling, general and administrative	18,587	1,905	3,687	(1,725)	22,454

Operating income	106,619	3,178	729	(4,203)	106,323
Other (income) expense	(40,888)	33,891	(472)	(30)	(7,499)

Income before income taxes and equity in net loss of subsidiaries	65,731	37,069	257	(4,233)	98,824
Income taxes	25,964	13,289	99	(1,305)	38,047

	39,767	23,780	158	(2,928)	60,777
Equity in net income of subsidiaries	23,938	—	—	(23,938)	—

Net income (loss)	$63,705	$23,780	$158	$(26,866)	$60,777

For the Three Months Ended,
March 31, 2004
	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated

Net sales	$364,101	$373,068	$38,608	$(391,632)	$384,145
Costs of good sold	287,695	368,575	35,250	(383,850)	307,670

Gross profit (loss)	76,406	4,493	3,358	(7,782)	76,475
Selling, general and administration	12,368	2,862	2,862	(157)	17,935

Operating income (loss)	64,038	1,631	496	(7,625)	58,540
Interest expense	9,883	(633)	416	(162)	9,504
Other (income) expense	20,285	(22,579)	(2)	193	(2,103)

Income (loss) before income taxes and equity in net loss of subsidiaries	33,870	24,843	82	(7,656)	51,139
Income taxes	13,315	8,775	31	(2,944)	19,177

	20,555	16,068	51	(4,712)	31,962
Equity in net income of subsidiaries	16,119	—	—	(16,119)	—

Net income (loss)	$36,674	$16,068	$51	$(20,831)	$31,962

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Three Months Ended,
March 31, 2005
	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated

Net cash provided by (used in) operations	$77,623	$(14,748)	$(7,900)	$54,975
Net cash used in investing activities	(7,107)	—	(12,034)	(19,141)
Net cash provided by (used in) in financing activities	(68,304)	—	19,883	(48,421)

Increase (decrease) in cash and equivalents	2,212	(14,748)	(51)	(12,587)
Cash and equivalents at beginning of year	4,157	11,869	308	16,334

Cash and equivalents at end of period	$6,369	$(2,879)	$257	$3,747

For the Three Months Ended
March 31, 2004	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated

Net cash provided by (used in) operations	$37,145	$(26,961)	$481	$10,665
Net cash used in investing activities	(5,891)	(16,192)	(1,822)	(23,905)
Net cash provided by (used in) financing activities	(39,469)	43,281	2,292	6,104

Increase (decrease) in cash and cash equivalents	(8,215)	128	951	(7,136)
Cash and cash equivalents at beginning of year	64,008	496	926	65,430

Cash and cash equivalents at end of period	$55,793	$624	$1,877	$58,294

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements made in this report that are not statements of historical fact are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, any statements that may project, indicate or imply future results, events, performance or achievements. We refer you to the section denominated “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004, incorporated herein by reference, for a more detailed discussion of some of the many factors, variables, risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. We caution that any forward-looking statement reflects only our reasonable belief at the time the statement is made.

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

First Quarter Operating Results 2005 vs. 2004

Net income was $60.8 million or $1.12 per diluted share during the first quarter of 2005, compared with $32.0 million or $.58 per diluted share during the first quarter of 2004. This increase in our net income during 2005 was due to increased selling values and increased shipping volumes.

Gross Profit.    During the first quarter of 2005, our net sales increased $186.6 million, or 49%, to $570.7 million and our consolidated shipments increased 55,000 tons, or 7%, to 853,000 tons, compared with the first quarter of 2004. The increase in shipments was primarily due to increased shipments of 70,000 tons from our Bar Products Division, which started commercial operations during the first quarter of 2004. As depicted by the following graph, our first quarter 2005 average consolidated selling price increased $188 per ton compared with the first quarter of 2004, but decreased $41 per ton from the fourth quarter of 2004.

Average Consolidated Quarterly Sales Price
Dollars Per Ton
700
600
500
400
300
200
Q1'03
Q2
Q3
Q4
Q1'04
Q2
Q3
Q4
Q1'05

Back to Contents

Our product mix for the first quarter of 2005 remained relatively consistent with that of the fourth quarter of 2004; however, our mix was more diversified when compared to the first quarter of 2004 and 2003 due to the start-up operations at our Bar Products Division in January 2004 and due to the continued ramp-up of our Structural and Rail Division. We anticipate a further diversification of our product mix during 2005 as we continue to develop, market and ship new bar products and expand our rail product offerings to include prime products later this year. The following table depicts our product mix by major product category based on tons shipped within our steel operations segment for the three months ended March 31:

		2003	2004	2005

Flat Roll	Hot Band	43%	29%	32%
	Pickled & Oiled	10	4	4
	Cold Rolled	8	5	5
	Cold Rolled Galvanized	10	17	9
	Hot Rolled Galvanized	15	12	10
	Post Anneal	4	2	—
	Painted	—	4	7
Structural	Wide Flange Beams & H-Piling	10	25	22
Bar	Special Bar Quality & Merchant Shapes	—	2	11

Metallic raw materials used in our electric arc furnaces represent our single-most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our furnaces decreased $16 during the first quarter of 2005 and increased $63 when compared to the same period of 2004. Historically our metallic raw material costs represented between 45% and 50% of our total manufacturing costs; however, for the year 2004 this percentage increased to 67% during the third quarter due to the elevated cost of our metallic raw materials, specifically steel scrap. This increase in the cost of our primary raw material as a percentage of our total manufacturing costs necessitated the initiation of a surcharge mechanism which was adopted by the steel industry during the first quarter of 2004. The surcharge is derived from an indexed scrap number and designed to pass some of the increased costs associated with rising metallic prices through to our customers. As these costs fall from historical highs, the surcharge will also decline and may eventually cease to be utilized in determining prices for our products.

We are currently experiencing continued softening in base prices for our products, specifically within the flat-rolled and structural steel markets. Our customers’ inventories remained higher than expected during the first quarter of 2005 and are being depleted more slowly than anticipated which we believe will result in a somewhat lower average selling price for our second quarter. The cost of our metallic raw materials also continues to decline.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $22.5 million during the first quarter of 2005, as compared to $17.9 million during the same period in 2004, an increase of $4.5 million, or 25%. This increase was attributed to increased profit sharing expense of $3.6 million, which resulted from increased pretax earnings and an increase in the amount of pretax earnings allocated to our profit sharing pool from 5% to 6% in 2005 compared to the first half of 2004. Selling, general and administrative expenses represented 4% and 5% of net sales during the first quarter of 2005 and 2004, respectively.

Back to Contents

Interest Expense.    During the first quarter of 2005, gross interest expense decreased $3.4 million, or 29%, to $8.4 million and capitalized interest decreased $2.0 million to $343,000, as compared to the same period in 2004. This decrease in gross interest expense was the result of the repayment of certain debt instruments during the second half of 2004 and due to interest expense of $1.6 million that was recorded during the first quarter of 2004 in conjunction with a one-time short-term U.S. Treasury bond transaction. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our Bar Products Division and Structural and Rail Division. We currently anticipate gross interest expense to remain consistent with the first quarter throughout the remainder of the year.

Other (Income) Expense.    Other income was $578,000 during the first quarter of 2005, as compared to $2.1 million during 2004. During the first quarter of 2004 we entered into a one-time short-term U.S. Treasury Bond transaction to generate net interest income in an increasing interest rate environment and to generate capital gains. This transaction was completed during the fourth quarter of 2004 and we recorded associated gains of $1.5 million during the first quarter of 2004.

Income Taxes.    During the first quarter of 2005, our income tax provision was $38.0 million, as compared to $19.2 million during the same period in 2004. Our effective income tax rate was 37.5% for the first half of 2004. We increased our effective income tax rate to 38.5% beginning January 1, 2005 in anticipation of the year’s expected profitability levels and the resulting impact to our state income taxes.

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

Working Capital.    During the first quarter of 2005, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $51.5 million to $460.4 million compared to December 31, 2004. Due to slightly increased sales volume, trade receivables increased $13.9 million during the first quarter to $267.8 million, of which 97%, were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 18% and 15% of our outstanding trade receivables at March 31, 2005 and December 31, 2004, respectively. During the first quarter of 2005 our inventories increased $14.1 million to $395.6 million, due in part to additional supplies and spare rolls purchased at our Bar Products Division. Our trade payables and accruals decreased $23.4 million, or 10%, during the first quarter due primarily to the funding of our 2004 401(k) retirement savings and profit sharing plan contribution in March 2005.

Capital Expenditures.    During the first quarter of 2005 we invested $19.1 million in property, plant and equipment related to the expansion of our joist and deck operations and to improvement projects in our existing facilities. Approximately 62% of our capital investments during the first quarter were related to the expansion of our New Millennium joist and deck operations with the addition of a plant in Lake City, Florida. We believe these capital investments will increase our net sales and related cash flows as each project develops.

Capital Resources.    During the first quarter of 2005 our total outstanding debt, including unamortized bond premium, increased $20.8 million to $469.2 million. Our long-term debt to capitalization ratio, representing our long-term debt divided by the sum of our long-term debt and our total stockholders’ equity, was 35% and 34% at March 31, 2005 and December 31, 2004, respectively.

At March 31, 2005, we had $20.0 million in outstanding borrowings related to our $230.0 million senior secured revolving credit facility. Our senior secured credit agreement is secured by liens and mortgages on substantially all of our personal and real property assets, by liens and mortgages on substantially all of the personal and real property assets of our wholly-owned subsidiaries, and by pledges of all shares of capital stock and inter-company debt held by us and each wholly-owned subsidiary. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on our property; enter into transaction with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to draw down the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in our senior secured credit agreement. We were in compliance with these covenants at March 31, 2005, and expect to remain in compliance during the next twelve months.

During the first quarter of 2005, our board of directors declared a cash dividend of $.10 (ten cents) per common share for shareholders of record at close of business on March 31, 2005. The cash dividend of $4.8 million was paid on April 14, 2005. On April 20, 2005, we announced the approval of our board of directors to increase the shares available for the company to repurchase from 5 million shares to 7.5 million shares pursuant to the 2004 share repurchase program. At March 31, 2005, we had repurchased 3.7 million shares pursuant to the program in the open market at an average price of $35 per share. We repurchased an additional 1.9 million shares during April 2005 at an average price of $31 per share and at April 29, 2005, we had approximately 1.9 million shares still authorized for repurchase.

Back to Contents

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

Environmental and Other Contingencies.    We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations are subject to change and we may become subject to more stringent environmental laws and regulations in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.    In the normal course of business we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. At March 31, 2005, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Commodity Risk.    In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand. Generally, our risk strategy associated with the purchase of commodities utilized within our production process is to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to two years. We believe that our production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. At March 31, 2005, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Back to Contents

PART II
OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 20, 2005, our board of directors approved an increase in the shares authorized for repurchase pursuant to the 2004 share repurchase program from 5 million shares to 7.5 million shares. The following table indicates shares repurchased during the three months ended March 31, 2005.

Period	Total Shares Purchased	Average Price Paid Per Share	Total Program Shares Purchased	Total Shares Still Available For Purchase Under the Program

2005

January 1 to 26	1,037,100	$35.46	1,037,100	4,875,167
February 1	10,076	37.80	—	4,875,167
March 16 to 30	1,099,400	35.97	1,099,400	3,775,767

ITEM 6.  EXHIBITS

10.01b*	Second Amendment to Credit Agreement dated April 19, 2005, relating to the Credit Agreement described at Exhibit 10.01.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350

Items 1 and 3 through 5 of Part II are not applicable for this reporting period and have been omitted.
* Filed concurrently herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2005

STEEL DYNAMICS, INC.

By:	/s/ Gary E. Heasley

Gary E. Heasley
Vice President of Finance and CFO