Form 10-Q
period 2005-06-30
STEEL DYNAMICS INC
filed 2005-08-05
CIK 1022671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2005

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

As of July 26, 2005, Registrant had 43,080,313 outstanding shares of Common Stock.

STEEL DYNAMICS, INC.
Table of Contents

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2005	2004

	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,645	$16,334
Accounts receivable, net	190,179	214,880
Accounts receivable-related parties	49,188	38,981
Inventories	421,894	381,488
Deferred taxes	7,933	6,856
Other current assets	13,439	18,980

Total current assets	684,278	677,519

Property, plant and equipment, net	1,018,112	1,024,044

Restricted cash	1,588	989

Other assets	31,983	31,067

Total assets	$1,735,961	$1,733,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,475	$136,517
Accounts payable-related parties	2,672	5,371
Accrued interest	9,297	8,796
Other accrued expenses	52,382	75,750
Current maturities of long-term debt	8,572	6,774

Total current liabilities	163,398	233,208

Long-term debt, including unamortized bond premium of $6,303 and $7,147, as of June 30, 2005 and December 31, 2004, respectively	564,840	441,605

Deferred taxes	224,760	209,215

Minority interest	1,035	2,469

Commitments and contingencies

Stockholders’ equity:
Common stock voting, $.01 par value; 100,000,000 shares authorized; 52,933,023 and 52,435,059 shares issued; and 43,261,292 and 48,485,671 shares outstanding, as of June 30, 2005 and December 31, 2004, respectively	527	523

Treasury stock, at cost; 9,671,731 and 3,949,388 shares, at June 30, 2005 and December 31, 2004, respectively	(264,565)	(84,141)
Additional paid-in capital	403,337	390,505
Retained earnings	642,629	540,235

Total stockholders’ equity	781,928	847,122

Total liabilities and stockholders’ equity	$1,735,961	$1,733,619

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net sales:
Unrelated parties	$482,550	$474,317	$983,396	$809,983
Related parties	63,276	51,340	133,136	99,819

Total net sales	545,826	525,657	1,116,532	909,802
Costs of goods sold	434,642	388,986	876,571	696,656

Gross profit	111,184	136,671	239,961	213,146
Selling, general and administrative expenses	20,081	21,555	42,535	39,490

Operating income	91,103	115,116	197,426	173,656
Interest expense	8,898	10,592	16,975	20,096
Other income, net	(175)	(3,143)	(753)	(5,246)

Income before income taxes	82,380	107,667	181,204	158,806
Income taxes	31,717	40,375	69,764	59,552

Net income	$50,663	$67,292	$111,440	$99,254

Basic earnings per share	$1.14	$1.36	$2.42	$2.02

Weighted average common shares outstanding	44,510	49,340	46,106	49,143

Diluted earnings per share, including effect of
assumed conversions	$1.00	$1.20	$2.12	$1.78

Weighted average common shares and share
equivalents outstanding	51,472	56,545	53,150	56,379

Dividends declared per share	$.10	$—	$.20	$—

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months ended June 30,

	2005	2004	2005	2004

Operating activities:
Net income	$50,663	$67,292	$111,440	$99,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,579	23,629	43,409	42,408
Deferred income taxes	1,435	20,930	14,468	32,598
Loss on disposal of property, plant and equipment	522	31	522	175
Minority interest	(1,552)	562	(1,434)	1,211
Changes in certain assets and liabilities:
Accounts receivable	28,426	(34,558)	14,494	(73,131)
Inventories	(26,259)	(44,181)	(40,405)	(95,674)
Other assets	(7,860)	(2,360)	2,660	(10,764)
Accounts payable	(40,499)	(7,628)	(48,021)	41,635
Accrued expenses	(7,328)	19,700	(23,032)	16,370

Net cash provided by operating activities	19,127	43,417	74,101	54,082

Investing activities:
Purchases of property, plant and equipment	(17,146)	(30,755)	(36,287)	(54,660)

Financing activities:
Issuance of long-term debt	176,297	134,182	237,605	164,121
Repayment of long-term debt	(72,061)	(169,749)	(112,571)	(203,408)
Issuance of common stock (net of expenses) and proceeds and tax benefits from exercise of stock options	472	4,539	12,836	14,625
Purchase of treasury stock	(103,724)	—	(180,424)	(238)
Dividends paid	(4,721)	—	(9,603)	—
Debt issuance costs	(346)	(1,487)	(346)	(1,511)

Net cash used in financing activities	(4,083)	(32,515)	(52,503)	(26,411)

Decrease in cash and equivalents	(2,102)	(19,853)	(14,689)	(26,989)
Cash and equivalents at beginning of period	3,747	58,294	16,334	65,430

Cash and equivalents at end of period	$1,645	$38,441	$1,645	$38,441

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,961	$5,420	$17,018	$20,345

Cash paid for federal and state income taxes	$54,607	$11,850	$54,777	$11,927

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation. The company reclassified certain costs related to the receipt of materials, internal transportation of inventories and related employee salaries and benefits from selling, general and administrative expenses to costs of goods sold for the three and six months ended June 30, 2004. Generally, the company’s gross margin was reduced by approximately 1% due to this reclassification; however, total operating income was not affected.

Stock-Based Compensation. At June 30, 2005 and 2004, the company had three incentive stock option plans and accounted for these plans under the recognition and measurement principles of Accounting Standards Board APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, no stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123 to its stock-based employee compensation for the three and six-month periods ended June 30 (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	2005	2004	2005	2004

Net income, as reported	$50,663	$67,292	$111,440	$99,254
Stock-based employee compensation expense, using the fair value based method, net of related tax effect	(622)	(714)	(1,664)	(1,430)

Pro forma net income, basic earnings per share	50,041	66,578	109,776	97,824
Effect of assumed conversions, net of related tax effect	666	683	1,330	1,328

Pro forma net income, diluted earnings per share	$50,707	$67,261	$111,106	$99,152

Basic earnings per share:
As reported	$1.14	$1.36	$2.42	$2.02
Pro forma	1.12	1.35	2.38	1.99
Diluted earnings per share:
As reported	$1.00	$1.20	$2.12	$1.78
Pro forma	0.99	1.19	2.09	1.76

In December 2004, the FASB issued FAS No. 123R (FAS 123R), “Share-Based Payments”, which among other things, eliminates the use of APB 25 and the intrinsic value method of accounting that the company uses to account for its stock option plans. FAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for FAS 123R and that registrants that are not small business issuers must adopt FAS 123R no later than the beginning of the first fiscal year beginning after June 15, 2005, which is January 1, 2006 for the company. The financial impact of adopting FAS 123R cannot currently be predicted as it will depend on future levels of share-based payments. However, had the company adopted FAS 123R in prior periods and utilized the Black-Scholes pricing model, the impact would have approximated the disclosure of pro forma net income presented in the preceding table.

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

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three and six-month periods ended June 30 (in thousands, except per share data):

	Three Months Ended

	2005				2004

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$50,663	44,510	$1.14	$67,292	49,340	$1.36
Dilutive stock option effect	—	199		—	442
Convertible subordinated debt effect	666	6,763		683	6,763

Diluted earnings per share	$51,329	51,472	$1.00	$67,975	56,545	$1.20

	Three Months Ended

	2005				2004

	Net Income (Numerator)	Shares (Denominator)	Per ShareAmount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$111,440	46,106	$2.42	$99,254	49,143	$2.02
Dilutive stock option effect	—	281		—	473
Convertible subordinated debt effect	1,330	6,763		1,328	6,763

Diluted earnings per share	$112,770	53,150	$2.12	$100,582	56,379	$1.78

At June 30, 2005 and 2004, respectively, options to purchase 213,000 shares and 39,000 shares were excluded from the diluted earnings per share calculation because the options were anti-dilutive.

Note 3. Comprehensive Income

The following table presents the company’s components of comprehensive income, net of related tax, for the three and six-month periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended

	2005	2004	2005	2004

Net income available to common shareholders	$50,663	$67,292	$111,440	$99,254
Unrealized gain (loss) related to interest rate swaps	—	245	—	(39)
Reclassification adjustment related to interest rate swaps	—	931	—	1,862
Unrealized loss on available-for-sale securities	—	(345)	—	(45)

Comprehensive income	$50,663	$68,123	$111,440	$101,032

Hedge ineffectiveness gain	$—	$—	$—	$275

Note 4. Inventories

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004

Raw materials	$208,906	$174,254
Supplies	97,004	74,057
Work-in-progress	31,259	33,864
Finished goods	84,725	99,313

Total inventories	$421,894	$381,488

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues included in the category “All Other” are from two subsidiary operations that are below the quantitative thresholds required for reportable segments. These revenues are from the fabrication of trusses, girders, steel joists and steel decking and from the further processing and resale of certain secondary and excess steel products. In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior unsecured notes, convertible subordinated notes, certain other investments and profit sharing expenses.

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

Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company’s steel operations include sales to non-U.S. companies of $16.8 million and $10.5 million for the three months ended June 30, 2005 and 2004, respectively and $41.8 and $52.7 million for the six months ended June 30, 2005 and 2004, respectively. The company’s segment results for the three and six-month periods ended June 30 are as follows (in thousands):

	Three Months Ended		Six Months Ended

	2005	2004	2005	2004

Steel Operations
Net sales
External	$498,006	$489,853	$1,032,567	$842,636
Other segments	23,400	22,980	42,869	43,265
Operating income	101,875	127,434	218,657	192,351
Assets	1,448,627	1,338,748	1,448,627	1,338,748

Steel Scrap Substitute Operations
Net sales
External	$—	$—	$—	$—
Other segments	9,336	9,656	23,912	16,549
Operating loss	(4,127)	(3,357)	(3,965)	(6,041)
Assets	134,006	161,102	134,006	161,102

All Other
Net sales
External	$47,820	$35,804	83,965	$67,166
Other segments	208	292	358	645
Operating loss	(7,811)	(8,092)	(17,426)	(10,954)
Assets	198,263	195,364	198,263	195,364

Eliminations
Net sales
External	$—	$—	$—	$—
Other segments	(32,944)	(32,298)	(67,139)	(60,459)
Operating income (loss)	1,166	(869)	160	(1,700)
Assets	(44,935)	(91,260)	(44,935)	(91,260)

Consolidated
Net sales	$545,826	$525,657	$1,116,532	$909,802
Operating income	91,103	115,116	197,426	173,656
Assets	1,735,961	1,609,954	1,735,961	1,603,954

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

Condensed Consolidating Balance Sheets (in thousands)

As of June 30, 2005
			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Cash	$1,258	$272	$115	$—	$1,645
Accounts receivable	226,434	141,652	23,084	(151,803)	239,367
Inventories	384,223	—	39,816	(2,145)	421,894
Other current assets	20,969	—	403	—	21,372

Total current assets	632,884	141,924	63,418	(153,948)	684,278
Property, plant and equipment, net	959,525	—	58,705	(118)	1,018,112
Other assets	16,533	106,707	448	(90,117)	33,571

Total assets	$1,608,942	$248,631	$122,571	$(244,183)	$1,735,961

Accounts payable	$92,752	$(10,712)	$10,546	$561	$93,147
Accrued expenses	58,566	879	3,111	(877)	61,679
Current maturities of long-term debt	2,106	—	6,466	—	8,572

Total current liabilities	153,424	(9,833)	20,123	(316)	163,398
Other liabilities	142,154	77,780	82,934	(78,108)	224,760
Long-term debt	564,840	—	—	—	564,840
Minority interest	—	—	—	1,035	1,035

Common stock	527	2	17,311	(17,313)	527
Treasury stock	(264,565)	—	—	—	(264,565)
Additional paid in capital	403,337	116,868	—	(116,868)	403,337
Retained earnings	609,225	63,814	2,203	(32,613)	642,629

Total stockholders’ equity	748,524	180,684	19,514	(166,794)	781,928

Total liabilities and stockholders’ equity	$1,608,942	$248,631	$122,571	$(244,183)	$1,735,961

As of December 31, 2004
			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Cash	$15,202	$323	$809	$—	$16,334
Accounts receivable	188,675	130,903	29,636	(95,353)	253,861
Inventories	281,594	65,691	36,212	(2,009)	381,488
Other current assets	25,309	261	287	(21)	25,836

Total current assets	510,780	197,178	66,944	(97,383)	677,519
Property, plant and equipment, net	713,641	142,542	167,979	(118)	1,024,044
Other assets	364,636	59,679	95	(392,354)	32,056

Total assets	$1,589,057	$399,399	$235,018	$(489,855)	$1,733,619

Accounts payable	$115,458	$9,800	$14,674	$1,956	$141,888
Accrued expenses	70,752	8,319	6,990	(1,515)	84,546
Current maturities of long-term debt	2,095	—	4,702	(23)	6,774

Total current liabilities	188,305	18,119	26,366	418	233,208
Other liabilities	131,508	188,139	40,955	(151,387)	209,215
Long-term debt	440,819	—	786	—	441,605
Minority interest	—	—	—	2,469	2,469

Common stock	523	89,426	202,184	(291,610)	523
Treasury stock	(84,141)	—	—	—	(84,141)
Additional paid in capital	390,505	116,868	—	(116,868)	390,505
Retained earnings	521,538	(13,153)	(35,273)	67,123	540,235

Total stockholders’ equity	828,425	193,141	166,911	(341,355)	847,122

Total liabilities and stockholders’ equity	$1,589,057	$399,399	$235,018	$(489,855)	$1,733,619

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Income (in thousands)

For the Three Months Ended, June 30, 2005
			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net sales	$521,381	$553,709	$47,858	$(577,122)	$545,826
Costs of goods sold	415,830	548,879	42,933	(573,000)	434,642

Gross profit	105,551	4,830	4,925	(4,122)	111,184
Selling, general and administrative	16,642	1,984	3,902	(2,447)	20,081

Operating income (loss)	88,909	2,846	1,023	(1,675)	91,103
Interest expense	8,328	—	570	—	8,898
Other (income) expense, net	31,897	(32,102)	—	30	(175)

Income (loss) before income taxes and equity in net loss of subsidiaries	48,684	34,948	453	(1,705)	82,380
Income taxes	19,934	12,524	188	(929)	31,717

	28,750	22,424	265	(776)	50,663
Equity in net income of subsidiaries	22,689	—	—	(22,689)	—

Net income (loss)	$51,439	$22,424	$265	$(23,465)	$50,663

For the Three Months Ended, June 30, 2004
			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net sales	$471,903	$512,833	$45,752	$(504,831)	$525,657
Costs of goods sold	343,580	500,539	42,413	(497,546)	388,986

Gross profit (loss)	128,323	12,294	3,339	(7,285)	136,671
Selling, general and administrative	15,020	3,806	2,840	(111)	21,555

Operating income (loss)	113,303	8,488	499	(7,174)	115,116
Interest expense	9,989	4	427	172	10,592
Other (income) expense, net	27,862	(30,865)	—	(140)	(3,143)

Income (loss) before income taxes and equity in net loss of subsidiaries	75,452	39,349	72	(7,206)	107,667
Income taxes	29,062	14,004	27	(2,718)	40,375

	46,390	25,345	45	(4,488)	67,292
Equity in net income of subsidiaries	25,390	—	—	(25,390)	—

Net income (loss)	$71,780	$25,345	$45	$(29,878)	$67,292

For the Six Months Ended,
June 30, 2005
			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net sales	$1,075,391	$1,075,436	$84,004	$(1,118,299)	$1,116,532
Costs of goods sold	844,634	1,065,523	74,663	(1,108,249)	876,571

Gross profit	230,757	9,913	9,341	(10,050)	239,961
Selling, general and administrative	35,230	3,889	7,589	(4,173)	42,535

Operating income (loss)	195,527	6,024	1,752	(5,877)	197,426
Interest expense	15,932	—	1,042	1	16,975
Other (income) expense, net	65,180	(65,993)	—	60	(753)

Income (loss) before income taxes and Equity in net loss of subsidiaries	114,415	72,017	710	(5,938)	181,204
Income taxes	45,897	25,813	287	(2,233)	69,764

	68,518	46,204	423	(3,705)	111,440
Equity in net income of subsidiaries	46,627	—	—	(46,627)	—

Net income (loss)	$115,145	$46,204	$423	$(50,332)	$111,440

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended, June 30, 2004
			Combined	Consolidating	Total
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidated

Net sales	$836,004	$885,901	$84,360	$(896,463)	$909,802
Costs of goods sold	631,875	868,514	77,663	(881,396)	696,656

Gross profit	204,129	17,387	6,697	(15,067)	213,146
Selling, general and administrative	26,788	7,268	5,702	(268)	39,490

Operating income (loss)	177,341	10,119	995	(14,799)	173,656
Interest expense	19,872	(629)	843	10	20,096
Other (income) expense, net	48,147	(53,444)	(2)	53	(5,246)

Income (loss) before income taxes and equity in net loss of subsidiaries	109,322	64,192	154	(14,862)	158,806
Income taxes	42,377	22,779	58	(5,662)	59,552

	66,945	41,413	96	(9,200)	99,254
Equity in net income of subsidiaries	41,509	—	—	(41,509)	—

Net income (loss)	$108,454	$41,413	$96	$(50,709)	$99,254

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Six Months Ended, June 30, 2005
			Combined	Total
	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash provided by (used in) operations	$140,442	$(52,032)	$(14,309)	$74,101
Net cash used in investing activities	(18,984)	—	(17,303)	(36,287)
Net cash provided by (used in) in financing activities	(135,402)	51,981	30,918	(52,503)

Decrease in cash and equivalents	(13,944)	(51)	(694)	(14,689)
Cash and equivalents at beginning of year	15,202	323	809	16,334

Cash and equivalents at end of period	$1,258	$272	$115	$1,645

For the Six Months Ended, June 30, 2004
			Combined	Total
	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash provided by (used in) operations	$112,333	$(57,245)	$(1,006)	$54,082
Net cash used in investing activities	(12,677)	(36,511)	(5,472)	(54,660)
Net cash provided by (used in) in financing activities	(131,150)	93,837	10,902	(26,411)

Increase (decrease) in cash and equivalents	(31,494)	81	4,424	(26,989)
Cash and equivalents at beginning of year	64,008	496	926	65,430

Cash and equivalents at end of year	$32,514	$577	$5,350	$38,441

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          Statements made in this report that are not statements of historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include, without limitation, any statements that may project, indicate or imply future results, events, performance or achievements. We refer you to the section denominated "Special Note Regarding Forward-Looking Statements" and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004, incorporated herein by reference, for a more detailed discussion of some of the many factors, variables, risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. We caution that any forward-looking statement reflects only our reasonable belief at the time the statement is made.

Income Statement Classifications

          Net Sales. Our net sales are a factor of net tons shipped, product mix and related pricing. Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales. We charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based on our cost of production. We also charge marginally higher prices for our value-added products. These products include hot-rolled and cold-rolled galvanized products, cold-rolled products, and painted products from our Flat Roll Division and certain special bar quality products from our Bar Products Division.

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

Second Quarter Operating Results 2005 vs. 2004

          Net income was $50.7 million or $1.00 per diluted share during the second quarter of 2005, compared with $67.3 million or $1.20 per diluted share during the second quarter of 2004. When compared to 2004, our second quarter 2005 gross margin percentage decreased 6% in spite of a slight increase in our average consolidated selling price. This compression occurred due to increased costs associated with our manufacturing processes caused by a change in the mix of products produced and higher alloys costs.

          Gross Profit. During the second quarter of 2005, our net sales increased $20.2 million, or 4%, to $545.8 million and our consolidated shipments remained relatively unchanged at 897,000 tons, an increase of 8,000 tons compared with the second quarter of 2004. The increase in shipments was due to increased shipments of 26,000 tons from our Bar Products Division (which started operations in January 2004), 13,000 tons from New Millennium (which commissioned its second production facility located in Lake City, Florida during the first quarter of 2005), and 11,000 tons from our Structural & Rail Division. Our Flat Roll Division’s shipments decreased 39,000 tons during this period as a result of weaker demand for flat rolled products. As depicted by the following graph, our second quarter 2005 average consolidated selling price per ton shipped increased $17 compared with the second quarter of 2004, but decreased $61 from the first quarter of 2005.

Back to Contents

          When compared to the first quarter, the composition of our second quarter 2005 steel operations’ shipments trended toward more value-added and cold-finished product offerings, which are more costly to manufacture and typically command higher selling prices. Our Bar Products Division consumes a greater amount and variety of alloys than our other operations. The increased production of bar products has increased our overall manufacturing costs as the costs of alloys per ton produced increased over 60% during the second quarter of 2005 when compared to the same period of 2004. We anticipate a further diversification of our product mix during the second half of 2005 as we continue to develop new bar products and increase rail production. The following table depicts our product mix by major product category based on tons shipped by our steel operations segment for the indicated three month periods

		June 30, 2004	March 31, 2005	June 30, 2005

Flat Roll	Hot Band	26%	32%	26%
	Pickled & Oiled	5	4	5
	Cold Rolled	4	5	4
	Cold Rolled Galvanized	14	9	13
	Hot Rolled Galvanized	13	10	11
	Post Anneal	1	—	—
	Painted	6	7	6
Structural	Wide Flange Beams & H-Piling	22	22	23
Bar	Special Bar Quality & Merchant Shapes	9	11	12

          Metallic raw materials used in our electric arc furnaces represent our single-most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our furnaces decreased $49 during the second quarter of 2005 and remained steady with a $2 decrease when compared to the same period of 2004. Historically our metallic raw material costs represented between 45% and 50% of our total manufacturing costs; however, for the year 2004 this percentage increased to 67% during the third quarter due to the elevated cost of our metallic raw materials, specifically steel scrap. This increase in the cost of our primary raw material as a percentage of our total manufacturing costs necessitated the initiation of a surcharge mechanism which was adopted by many steel producers during the first quarter of 2004. The surcharge is derived from an indexed scrap number and designed to pass some of the increased costs associated with rising metallic prices through to our customers. As these costs decrease, the surcharge also declines. During a portion of the second quarter of 2005 actual steel scrap costs were below the indexed surcharge numbers and in some instances no surcharge was utilized in determining prices for our products. Metallic raw materials represented 53% and 59% of our total manufacturing costs during the second quarter and first half of 2005, respectively.

          We are currently experiencing continued softness in base prices for our products, most significantly within the flat-rolled and bar steel markets. Our customers’ inventories remained higher than expected during the first half of 2005 and are being depleted more slowly than anticipated. We believe this will result in a somewhat lower average selling price for our third quarter.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were $20.1 million during the second quarter of 2005, as compared to $21.6 million during the same period in 2004, a decrease of $1.5 million, or 7%. During both the second quarter of 2005 and 2004, approximately 26% of our selling, general and administrative expenses were composed of costs related to our performance-based profit sharing plan allocation and total selling, general and administrative expenses represented 4% of net sales.

          Interest Expense. During the second quarter of 2005, gross interest expense decreased $2.9 million, or 24%, to $9.1 million and capitalized interest decreased $1.2 million to $202,000, as compared to the same period in 2004. This decrease in gross interest expense was the result of the repayment of certain debt instruments during the second half of 2004 and due to interest expense of $1.9 million that was recorded during the second quarter of 2004 in conjunction with a one-time short-term U.S. Treasury bond transaction which terminated in late 2004. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our Bar Products Division and Structural and Rail Division. We currently anticipate gross interest expense to remain consistent with the first half of 2005 throughout the remainder of this year.

Back to Contents

          Other (Income) Expense. Other income was $175,000 during the second quarter of 2005, as compared to $3.1 million during 2004. During the first quarter of 2004 we entered into a one-time short-term U.S. Treasury Bond transaction to generate net interest income in an increasing interest rate environment and to generate capital gains. This transaction was completed during the fourth quarter of 2004 and we recorded associated gains of $2.0 million during the second quarter of 2004.

          Income Taxes. During the second quarter of 2005, our income tax provision was $31.7 million, as compared to $40.4 million during the same period in 2004. Our effective income tax rate was 37.5% for the first half of 2004. We increased our effective income tax rate to 38.5% beginning January 1, 2005 in anticipation of the year’s expected profitability levels and the resulting impact to our state income taxes.

First Half Operating Results 2005 vs. 2004

          Net income was $111.4 million or $2.12 per diluted share during the first half of 2005, compared with $99.3 million or $1.78 per diluted share during the first half of 2004.

          Gross Profit. During the first half of 2005, our net sales increased $206.7 million, or 23%, to $1.1 billion and our consolidated shipments increased 63,000 tons, or 4%, to 1.8 million tons, compared with the first half of 2004. The increase in shipments was primarily due to a 96,000 ton increase in shipments from our Bar Products Division, which started commercial operations during the first quarter of 2004 combined with a decrease of 39,000 tons from our Flat Roll Division. Our first half 2005 average consolidated selling price increased $99 per ton, or 18%, compared with the first half of 2004.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were $42.5 million during the first half of 2005, as compared to $39.5 million during the same period in 2004, an increase of $3.0 million, or 8%. This increase was attributed in part to increased profit sharing expense of $3.1 million. During the first half of 2005 and 2004, selling, general and administrative expenses represented approximately 4% of net sales.

          Interest Expense. During the first half of 2005, gross interest expense decreased $6.4 million, or 27%, to $17.5 million and capitalized interest decreased $3.3 million to $545,000, as compared to the same period in 2004. This decrease in gross interest expense was the result of the repayment of certain debt instruments during the second half of 2004 and due to interest expense of $3.5 million that was recorded during the first half of 2004 in conjunction with the aforementioned short-term U.S. Treasury bond transaction.

          Other (Income) Expense. Other income was $753,000 during the first half of 2005, as compared to $5.2 million during 2004. During the first half of 2004 we recorded gains of $4.0 million related to the aforementioned U.S. Treasury Bond transaction which was completed during the fourth quarter of 2004. We also recorded a $1.0 million gain from the early extinguishment of certain debt associated with our Structural and Rail Division during the first half of 2004.

          Income Taxes. During the first half of 2005, our income tax provision was $69.8 million, as compared to $59.6 million during the same period in 2004. Our effective income tax rate was 37.5% for the first half of 2004. We increased our effective income tax rate to 38.5% beginning January 1, 2005 in anticipation of the year’s expected profitability levels and the resulting impact to our state income taxes.

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

          Working Capital. During the first half of 2005, our operating working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $97.5 million to $506.4 million compared to December 31, 2004. Due to decreased sales volume and price, trade receivables decreased $14.5 million during the first half to $239.4 million, of which 95%, were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 20% and 15% of our outstanding trade receivables at June 30, 2005 and December 31, 2004, respectively. During the first half of 2005 our inventories increased $40.4 million to $421.9 million. Raw materials and supplies increased $57.6 million while finished goods and work-in-process inventories decreased by $17.2 million. The increase in raw materials and supplies was driven by a 58% increase in our steel scrap supply which was the result of our decision to gain favorable pricing as the cost of steel scrap declined during the first half of the year and due to increased alloy volumes required as product diversification increases at our Bar Products Division. Our trade payables and accruals decreased $71.6 million, or 32%, during the first half of 2005 due to the timing of funding certain payables, including our 2004 401(k) retirement savings and profit sharing plan contribution in March 2005.

Back to Contents

          Capital Expenditures. During the first half of 2005 we invested $36.3 million in property, plant and equipment related to a new joist and deck production facility and to improvement projects in our existing facilities. Approximately 47% of these capital investments were related to the expansion of our New Millennium joist and deck operations with the addition of a plant in Lake City, Florida. We believe these capital investments will increase our net sales and related cash flows as each project develops.

          Capital Resources. During the first half of 2005 our total outstanding debt, including unamortized bond premium, increased $125.0 million to $573.4 million. Our long-term debt to capitalization ratio, representing our long-term debt divided by the sum of our long-term debt and our total stockholders’ equity, was 42% and 34% at June 30, 2005 and December 31, 2004, respectively.

          At June 30, 2005, we had $125.0 million in outstanding borrowings related to our $230.0 million senior secured revolving credit facility. Our senior secured credit agreement is secured by liens and mortgages on substantially all of our personal and real property assets, by liens and mortgages on substantially all of the personal and real property assets of our wholly-owned subsidiaries, and by pledges of all shares of capital stock and inter-company debt held by us and each wholly-owned subsidiary. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on our property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to draw down the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in our senior secured credit agreement. We were in compliance with these covenants at June 30, 2005.

          During the second quarter of 2005, our board of directors declared a cash dividend of $.10 (ten cents) per common share for shareholders of record at close of business on June 30, 2005. The cash dividend of $4.4 million was paid on July 12, 2005. On April 20, 2005, we announced the approval of our board of directors to increase the shares available for the company to repurchase from 5 million shares to 7.5 million shares pursuant to the 2004 share repurchase program. At June 30, 2005, we had repurchased 7.3 million shares pursuant to the program in the open market at an average price of $32 per share. We repurchased the remaining 200,000 authorized shares during July at an average price of $32 per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market Risk. In the normal course of business we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. At June 30, 2005, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

          Commodity Risk. In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand. Generally, our risk strategy associated with the purchase of commodities utilized within our production process is to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to two years. We believe that our production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. At June 30, 2005, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II
OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          On April 20, 2005, our board of directors approved an increase in the shares authorized for repurchase pursuant to the 2004 share repurchase program from 5 million shares to 7.5 million shares. The following table indicates shares repurchased during the six months ended June 30, 2005.

				Total Shares Still
	Total Shares	Average Price	Total Program	Available For Purchase
Period	Purchased	Paid Per Share	Shares Purchased	Under the Program

2005
January 1 to 26	1,037,100	$35.46	1,037,100	4,875,167
February 1	10,076	37.80	—	4,875,167
March 16 to 30	1,099,400	35.97	1,099,400	3,775,767
April 1 to 29	1,875,767	31.40	1,875,767	1,900,000
May 2 to 25	1,302,000	26.41	1,302,000	598,000
June 20 to 27	398,000	26.21	398,000	200,000

Back to Contents

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual Meeting of Shareholders was held May 19, 2005. Proxies were solicited for the Annual Meeting in accordance with the requirements of The Securities Exchange Act 1935. At the Annual Meeting, the following occurred:

•	With respect to Item 1 in our Proxy Statement (Election of Directors):

Director	Shares Voted For	Shares Voted Against or Withheld

Keith E. Busse	44,362,385	1,031,591
Mark D. Millett	44,640,996	752,980
Richard P. Teets, Jr.	44,637,550	756,426
John C. Bates	43,514,423	1,879,553
Dr. Frank D. Byrne	45,262,727	131,249
Paul B. Edgerley	45,262,608	131,368
Richard J. Freeland	45,262,696	131,280
Naoki Hidaka	45,168,012	225,964
Dr. Jürgen Kolb	45,261,319	132,657
James C. Marcuccilli	45,266,308	127,668
Joseph D. Ruffolo	45,265,326	128,650

•	With respect to Item 2 in our Proxy Statement (Approval of Ernst & Young LLP as Auditors for the Year 2005), Ernst & Young LLP was approved as our independent auditors for the year 2005:

Shares Voted For	45,204,126
Shares Voted Against	181,486
Abstentions	8,364

ITEM 6.EXHIBITS

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350

_____________________________________________________________________________________________________________

Items 1, 3 and 5 of Part II are not applicable for this reporting period and have been omitted.

* Filed concurrently herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2005

STEEL DYNAMICS, INC.

By:	/s/ Gary E. Heasley

Gary E. Heasley
Vice President of Finance and CFO