Form 10-Q
period 2005-09-30
STEEL DYNAMICS INC
filed 2005-11-02
CIK 1022671

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the period ended September 30, 2005

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

As of October 28, 2005, Registrant had 43,102,648 outstanding shares of Common Stock.

Back to Contents

STEEL DYNAMICS, INC.
Table of Contents

PART I. Financial Information

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2005	December 31, 2004

	(Unaudited)
Assets

Current assets:
Cash and equivalents	$30,604	$16,334
Accounts receivable, net	192,372	214,880
Accounts receivable-related parties	26,253	38,981
Inventories	379,486	381,488
Deferred taxes	9,229	6,856
Other current assets	22,780	18,980

Total current assets	660,724	677,519

Property, plant and equipment, net	1,004,551	1,024,044

Restricted cash	1,588	989

Other assets	31,245	31,067

Total assets	$1,698,108	$1,733,619

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$108,101	$136,517
Accounts payable-related parties	3,087	5,371
Accrued interest	3,043	8,796
Other accrued expenses	62,950	75,750
Current maturities of long-term debt	7,621	6,774

Total current liabilities	184,802	233,208

Long-term debt, including unamortized bond premium of $5,881 and $7,147, as of September 30, 2005 and December 31, 2004, respectively	469,252	441,605

Deferred taxes	225,454	209,215

Minority interest	944	2,469

Commitments and contingencies

Stockholders’ equity:
Common stock voting, $.01 par value; 100,000,000 shares authorized; 52,973,268 and 52,435,059 shares issued; and 43,101,537 and 48,485,671 shares outstanding, as of September 30, 2005 and December 31, 2004, respectively	528	523
Treasury stock, at cost; 9,871,731 and 3,949,388 shares, at September 30, 2005 and December 31, 2004, respectively	(270,905)	(84,141)
Additional paid-in capital	404,345	390,505
Retained earnings	683,688	540,235

Total stockholders’ equity	817,656	847,122

Total liabilities and stockholders’ equity	$1,698,108	$1,733,619

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net sales:
Unrelated parties	$464,208	$562,552	$1,447,605	$1,372,535
Related parties	34,481	72,189	167,616	172,008

Total net sales	498,689	634,741	1,615,221	1,544,543

Costs of goods sold	393,457	413,851	1,270,028	1,110,507

Gross profit	105,232	220,890	345,193	434,036

Selling, general and administrative expenses	23,381	27,630	65,916	67,120

Operating income	81,851	193,260	279,277	366,916

Interest expense	9,468	10,469	26,443	30,565
Other income, net	(1,450)	(458)	(2,203)	(5,704)

Income before income taxes	73,833	183,249	255,037	342,055

Income taxes	28,425	69,635	98,189	129,187

Net income	$45,408	$113,614	$156,848	$212,868

Basic earnings per share	$1.05	$2.29	$3.48	$4.32

Weighted average common shares outstanding	43,138	49,611	45,117	49,299

Diluted earnings per share, including effect of assumed conversions	$.92	$2.01	$3.05	$3.80

Weighted average common shares and share equivalents outstanding	50,138	56,881	52,146	56,546

Dividends declared per share	$.10	$.15	$.30	$.15

See notes to consolidated financial statements.

Back to Contents

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating activities:
Net income	$45,408	$113,614	$156,848	$212,868

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,059	21,735	68,468	64,143
Deferred income taxes	(602)	34,272	13,866	66,871
Loss on disposal of property, plant and equipment	4	583	526	757
Minority interest	(91)	451	(1,525)	1,661
Changes in certain assets and liabilities:
Accounts receivable	20,742	(48,598)	35,236	(121,729)
Inventories	42,408	(5,620)	2,002	(101,294)
Other assets	(10,908)	6,612	(7,980)	(4,152)
Accounts payable	18,058	24,519	(30,128)	66,154
Accrued expenses	4,311	5,455	(18,554)	21,825

Net cash provided by operating activities	144,389	153,023	218,759	207,104

Investing activities:
Purchase of property, plant and equipment	(8,799)	(18,211)	(45,355)	(72,872)
Other investing activities	1,345	55	1,345	55

Net cash used in investing activities	(7,454)	(18,156)	(44,010)	(72,817)

Financing activities:
Issuance of long-term debt	31,101	162	268,706	164,284
Repayment of long-term debt	(127,640)	(17,450)	(240,212)	(220,857)
Issuance of common stock (net of expenses) and proceeds and tax benefits from exercise of stock options	1,008	7,244	13,845	21,869
Issuance (purchase) of treasury stock	(6,340)	189	(186,764)	(49)
Dividends paid	(4,363)	(3,719)	(13,966)	(3,719)
Debt issuance costs	(1,742)	(60)	(2,088)	(1,571)

Net cash used in financing activities	(107,976)	(13,634)	(160,479)	(40,043)

Increase in cash and equivalents	28,959	121,233	14,270	94,244
Cash and equivalents at beginning of period	1,645	38,441	16,334	65,430

Cash and equivalents at end of period	$30,604	$159,674	$30,604	$159,674

Supplemental disclosure information:
Cash paid for interest	$15,721	$15,545	$32,739	$35,890

Cash paid for federal and state income taxes	$35,323	$13,679	$90,100	$25,638

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

Reclassifications. Certain 2004 quarterly amounts have been reclassified to conform to the annual 2004 presentation. The company reclassified certain costs related to the receipt of materials, internal transportation of inventories and related employee salaries and benefits from selling, general and administrative expenses to costs of goods sold for the three and nine months ended September 30, 2004. Generally, the company’s gross margin was reduced by approximately 1% due to this reclassification; however, total operating income was not affected.

Stock-Based Compensation. At September 30, 2005 and 2004, the company had three incentive stock option plans and accounted for these plans under the recognition and measurement principles of Accounting Standards Board APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, no stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123 to its stock-based employee compensation for the three and nine-month periods ended September 30 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

Net income, as reported	$45,408	$113,614	$156,848	$212,868
Stock-based employee compensation expense, using the fair value based method, net of related tax effect	(944)	(944)	(2,608)	(2,373)

Pro forma net income, basic earnings per share	44,464	112,670	154,240	210,495
Effect of assumed conversions, net of related tax effect	664	670	1,994	1,998

Pro forma net income, diluted earnings per share	$45,128	$113,340	$156,234	$212,493

Basic earnings per share:
As reported	$1.05	$2.29	$3.48	$4.32
Pro forma	1.03	2.27	3.42	4.27
Diluted earnings per share:
As reported	$.92	$2.01	$3.05	$3.80
Pro forma	.90	1.99	3.00	3.76

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

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three and nine-month periods ended September 30 (in thousands, except per share data)

	Three Months Ended

		2005			2004

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$45,408	43,138	$1.05	$113,614	49,611	$2.29
Dilutive stock option effect	—	237		—	507
Convertible subordinated debt effect	664	6,763		671	6,763

Diluted earnings per share	$46,072	50,138	$.92	$114,285	56,881	$2.01

	Nine Months Ended

		2005			2004

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share	$156,848	45,117	$3.48	$212,868	49,299	$4.32
Dilutive stock option effect	—	266		—	484
Convertible subordinated debt effect	1,994	6,763		1,998	6,763

Diluted earnings per share	$158,842	52,146	$3.05	$214,866	56,546	$3.80

At September 30, 2005, options to purchase 211,000 shares were excluded from the diluted earnings per share calculation because the options were anti-dilutive. At September 30, 2004, no options were excluded from the calculation.

Note 3. Comprehensive Income

The following table presents the company’s components of comprehensive income, net of related tax, for the three and nine-month periods ended September 30 (in thousands)

	Three Months Ended		Nine Months Ended

	2005	2004	2005	2004

Net income available to common shareholders	$45,408	$113,614	$156,848	$212,868
Unrealized gain (loss) related to interest rate swaps	—	20	—	(20)
Reclassification adjustment related to interest rate swaps	—	853	—	2,716
Unrealized loss on available-for-sale securities	—	(17)	—	(61)

Comprehensive income	$45,408	$114,470	$156,848	$215,503

Hedge ineffectiveness gain	$—	$—	$—	$275

Note 4. Inventories
Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004

Raw Materials	$183,931	$174,254
Supplies	95,520	74,057
Work-in-progress	33,831	33,864
Finished Goods	66,204	99,313

Total Inventories	$379,486	$381,488

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

Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company’s steel operations include sales to non-U.S. companies of $18.3 million and $30.3 million for the three months ended September 30, 2005 and 2004, respectively and $60.1 million and $36.6 million for the nine months ended September 30, 2005 and 2004, respectively. The company’s segment results for the three and nine-month periods ended September 30 are as follows (in thousands)

Steel Operations
	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

Net sales
External	$439,942	$592,814	$1,472,509	$1,435,449
Other segments	30,571	28,837	73,440	72,103
Operating income	89,141	208,451	307,799	400,802
Assets	1,362,091	1,360,037	1,362,091	1,360,037

Steel Scrap Substitute Operations
Net sales
External	$—	$—	$—	$—
Other segments	15,528	10,745	39,439	27,294
Operating loss	(1,771)	(3.347)	(5,736)	(9,388)
Assets	136,513	166,288	136,513	166,288

All Other
Net sales
External	$58,747	$41,927	$142,712	$109,094
Other segments	200	192	557	836
Operating loss	(6,144)	(10,537)	(23,569)	(21,491)
Assets	242,144	304,207	242,144	304,207

Eliminations
Net sales
External	$—	$—	$—	$—
Other segments	(46,299)	(39,774)	(113,436)	(100,233)
Operating income (loss)	625	(1,307)	783	(3,007)
Assets	(42,640)	(65,519)	(42,640)	(65,519)

Consolidated
Net sales	$498,689	$634,741	$1,615,221	$1,544,543
Operating income	81,851	193,260	279,277	366,916
Assets	1,698,108	1,765,013	1,698,108	1,765,013

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

Condensed Consolidating Balance Sheets (in thousands)

As of September 30, 2005

	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated

Cash	$30,281	$150	$173	$—	$30,604
Accounts receivable	196,257	143,931	30,537	(152,100)	218,625
Inventories	344,734	—	36,452	(1,700)	379,486
Other current assets	31,710	—	299	—	32,009

Total current assets	602,982	144,081	67,461	(153,800)	660,724
Property, plant and equipment, net	946,140	—	58,529	(118)	1,004,551
Other assets	10,644	104,038	699	(82,548)	32,833

Total assets	$1,559,766	$248,119	$126,689	$(236,466)	$1,698,108

Accounts payable	$110,258	$(9,958)	$9,099	$1,789	$111,188
Accrued expenses	61,888	942	4,105	(942)	65,993
Current maturities of long-term debt	2,110	—	5,511	—	7,621

Total current liabilities	174,256	(9,016)	18,715	847	184,802
Other liabilities	131,082	88,285	86,543	(80,456)	225,454
Long-term debt	469,252	—	—	—	469,252
Minority interest	—	—	—	944	944

Common stock	528	2	17,322	(17,324)	528
Treasury stock	(270,905)	—	—	—	(270,905)
Additional paid in capital	404,345	116,868	—	(116,868)	404,345
Retained earnings	651,208	51,980	4,109	(23,609)	683,688

Total stockholders’ equity	785,176	168,850	21,431	(157,801)	817,656

Total liabilities and stockholders’ equity	$1,559,766	$248,119	$126,689	$(236,466)	$1,698,108

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Income (in thousands)

For the Three Months Ended,
September 30, 2005

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net sales	$469,350	$470,513	$58,760	$(499,934)	$498,689
Costs of goods sold	373,180	466,007	50,143	(495,873)	393,457

Gross profit	96,170	4,506	8,617	(4,061)	105,232
Selling, general and administrative	18,729	2,134	4,826	(2,308)	23,381

Operating income (loss)	77,441	2,372	3,791	(1,753)	81,851
Interest expense	8,774	—	694	—	9,468
Other (income) expense, net	28,037	(29,515)	(2)	30	(1,450)

Income (loss) before income taxes and equity in net loss of subsidiaries	40,630	31,887	3,099	(1,783)	73,833
Income taxes	16,670	11,420	1,193	(858)	28,425

	23,960	20,467	1,906	(925)	45,408
Equity in net income of subsidiaries	22,372	—	—	(22,372)	—

Net income (loss)	$46,332	$20,467	$1,906	$(23,297)	$45,408

For the Three Months Ended,
September 30, 2004

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net sales	$552,976	$621,651	$52,865	$(592,751)	$634,741
Costs of goods sold	353,881	608,348	47,666	(603,406)	406,489

Gross profit	199,095	13,303	5,199	10,655	228,252
Selling, general and administrative	28,210	4,486	3,097	(801)	34,992

Operating income (loss)	170,885	8,817	2,102	11,456	193,260
Interest expense	9,354	742	378	(5)	10,469
Other (income) expense, net	37,153	(37,597)	(58)	44	(458)

Income (loss) before income taxes and equity in net loss of subsidiaries	124,378	45,672	1,782	11,417	183,249
Income taxes	48,118	16,265	677	4,575	69,635

	76,260	29,407	1,105	6,842	113,614
Equity in net income of subsidiaries	30,511	—	—	(30,511)	—

Net income (loss)	$106,771	$29,407	$1,105	$(23,669)	$113,614

For the Nine Months Ended,
September 30, 2005

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net sales	$1,544,742	$1,545,949	$142,763	$(1,618,233)	$1,615,221
Costs of goods sold	1,217,815	1,531,530	124,806	(1,604,123)	1,270,028

Gross profit	326,927	14,419	17,957	(14,110)	345,193
Selling, general and administrative	53,958	6,024	12,415	(6,481)	65,916

Operating income (loss)	272,969	8,395	5,542	(7,629)	279,277
Interest expense	24,706	—	1,736	1	26,443
Other (income) expense, net	93,217	(95,508)	(2)	90	(2,203)

Income (loss) before income taxes and equity in net loss of subsidiaries	155,046	103,903	3,808	(7,720)	255,037
Income taxes	62,567	37,233	1,480	(3,091)	98,189

	92,479	66,670	2,328	(4,629)	156,848
Equity in net income of subsidiaries	68,999	—	—	(68,999)	—

Net income (loss)	$161,478	$66,670	$2,328	$(73,628)	$156,848

Back to Contents

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended,
September 30, 2004

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net sales	$1,388,980	$1,507,552	$137,225	$(1,489,214)	$1,544,543
Costs of goods sold	974,114	1,476,862	125,329	(1,484,802)	1,091,503

Gross profit	414,866	30,690	11,896	(4,412)	453,040
Selling, general and administrative	66,640	11,754	8,799	(1,069)	86,124

Operating income (loss)	348,226	18,936	3,097	(3,343)	366,916
Interest expense	29,226	113	1,221	5	30,565
Other (income) expense, net	85,300	(91,041)	(60)	97	(5,704)

Income (loss) before income taxes and equity in net loss of subsidiaries	233,700	109,864	1,936	(3,445)	342,055
Income taxes	90,495	39,044	735	(1,087)	129,187

	143,205	70,820	1,201	(2,358)	212,868
Equity in net income of subsidiaries	72,020	—	—	(72,020)	—

Net income (loss)	$215,225	$70,820	$1,201	$(74,378)	$212,868

Condensed Consolidating Statements of Cash Flow (in thousands)

For the Nine Months Ended,
September 30, 2005

			Combined	Total
	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash provided by (used in) operations	$252,901	$(19,850)	$(14,292)	$218,759
Net cash used in investing activities	(25,879)	—	(18,131)	(44,010)
Net cash provided by (used in) in financing activities	(212,447)	19,680	32,288	(160,479)

Increase (decrease) in cash and equivalents	14,575	(170)	(135)	14,270
Cash and equivalents at beginning of year	15,706	320	308	16,334

Cash and equivalents at end of period	$30,281	$150	$173	$30,604

For the Nine Months Ended,
September 30, 2004

			Combined	Total
	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash provided by (used in) operations	$235,589	$(17,489)	$(10,996)	$207,104
Net cash used in investing activities	(18,367)	(41,716)	(12,734)	(72,817)
Net cash provided by (used in) in financing activities	(126,770)	59,304	27,423	(40,043)

Increase in cash and equivalents	90,452	99	3,693	94,244
Cash and equivalents at beginning of year	64,008	496	926	65,430

Cash and equivalents at end of period	$154,460	$595	$4,619	$159,674

Note 7. Subsequent Events

On October 18, 2005, the company announced the execution of a definitive agreement of merger with Roanoke Electric Steel Corporation, pursuant to which Steel Dynamics, Inc. will acquire Roanoke. Pursuant to the merger agreement, Roanoke stockholders will receive a fixed consideration equal to .400 shares of Steel Dynamics’ common stock plus $9.75 in cash for each share of Roanoke stock outstanding at the effective time of the merger. At July 31, 2005, Roanoke had 11,145,813 shares outstanding. The company plans to use current cash reserves and its senior secured revolving credit facility to fund the cash portion of this acquisition. Completion of the merger is subject to Roanoke stockholder approvals, regulatory approvals, including antitrust, and the satisfaction or waiver of customary conditions. The definitive agreement of merger contains certain termination rights for both parties, including a provision for a termination fee of $7.5 million plus expenses to be paid to the company if the transaction is terminated under certain circumstances.

Roanoke has steel manufacturing facilities in Roanoke, Virginia and Huntington, West Virginia. These facilities produce angles, rounds, flats, channels, beams, special sections and billets, which are sold to steel service centers, fabricators, original equipment manufacturers and other steel producers. Roanoke also has certain subsidiaries involved in steel fabrication including bar joist and truck trailer beams and has two steel scrap processing locations.

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

Third Quarter Operating Results 2005 vs. 2004

     Net income was $45.4 million or $.92 per diluted share during the third quarter of 2005, compared with $113.6 million or $2.01 per diluted share during the third quarter of 2004. When compared to 2004, our third quarter 2005 average consolidated selling price per ton shipped decreased $166. We experienced a compression of 14% in our gross margin percentage not only due to reduced product pricing, but also due to increased costs associated with our manufacturing processes caused by a change in the types of products produced and higher energy costs.

     Gross Profit. During the third quarter of 2005, our net sales decreased $136.1 million, or 21%, to $498.7 million, while our consolidated shipments increased 25,000 tons to 924,000 tons, when compared with the third quarter of 2004. The increase in shipments was primarily due to increased shipments of 52,000 tons, or 28%, from our Structural & Rail Division which resulted from increased demand of structural products for the commercial construction industry. Our Bar Products Division shipments decreased 41,000 tons during this period as a result of weaker spot-market demand for special-bar-quality products. The special-bar-quality market tends to be driven by long-term customer supply contracts. Our Bar Products Division started operations in January 2004 and since that time, has been selling into the spot-market and commissioning various products for customer inspection and approvals in an attempt to develop customer relationships and enter into the long-term customer supply contract arena.

     As depicted by the following graph, our third quarter 2005 average consolidated selling price per ton shipped decreased $166 compared with the third quarter of 2004, and decreased $68 from the second quarter of 2005. When compared to the first half of 2005, the United States has seen a slowing in the importing of steel products and steel service centers have reduced previously elevated inventory levels. These combined circumstances, along with a stronger non-residential construction market, have aided in the strengthening of demand for flat rolled, structural steel and building fabrication products. Currently we have orders for the fourth quarter that suggest we will achieve higher average selling prices than experienced during the third quarter of 2005.

Back to Contents

     The following table depicts our product mix by major product category based on tons shipped for the indicated periods (* indicates shipments of less than 1%). Generally, we incur higher production costs when manufacturing value-added products such as, cold rolled, galvanized, and painted flat roll steels; and special-bar-quality steels. During the third quarter of 2005, we also experienced an overall increase in our electricity and natural gas costs. As a percentage of our total costs of goods sold, combined electricity and natural gas costs increased from 8% during the full year 2004 timeframe to 10% during the third quarter of 2005. Given the recent disruption in natural gas supply in the Gulf Coast region, we expect to continue to experience higher natural gas costs; however, we do not expect this to have a material adverse impact on our financial position as natural gas consumption is a much less significant component in the production of steel through electric arc furnace operations, such as ours, than in traditional steel manufacturing blast furnace operations.

		Three Months Ended		Nine Months Ended

		2005	2004	2005	2004

Flat Roll	Hot Band	29%	26%	28%	27%
	Pickled & Oiled	5	3	5	3
	Cold Rolled	3	5	4	4
	Cold Rolled Galvanized	10	12	10	13
	Hot Rolled Galvanized	9	12	9	12
	Post Anneal	*	*	*	1
	Painted	5	6	5	5
Structural	Wide Flange Beams & H-Piling	22	19	21	20
Bar	SBQ & Merchant Shapes	6	11	9	7
Rail	Industrial	*	—	*	—
Fabrication	Joist, Girders & Decking	4	3	3	2
Alternative Iron Units	Liquid & Briquette Iron	6	4	5	4

Metallic raw materials used in our electric arc furnaces represent our single-most significant manufacturing cost. Our metallic raw material cost per net ton consumed decreased $42 during the third quarter of 2005 and decreased $67 when compared to the same period of 2004. Historically our metallic raw material costs represented between 45% and 50% of our total manufacturing costs; however, for the year 2004 this percentage increased to 67% during the third quarter due to the elevated cost of our metallic raw materials, specifically steel scrap. This increase in the cost of our primary raw material as a percentage of our total manufacturing costs necessitated the initiation of a surcharge mechanism which was adopted by the steel industry during the first quarter of 2004. The surcharge is derived from an indexed scrap number and designed to pass some of the increased costs associated with rising metallic prices through to our customers. As these costs decrease, the surcharge also declines. During a portion of the second and third quarters of 2005 actual steel scrap costs were below the indexed surcharge numbers and in some instances no surcharge was utilized in determining prices for our products. Metallic raw materials represented 49% and 56% of our total manufacturing costs during the third quarter and first nine months of 2005, respectively.

Back to Contents

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.4 million during the third quarter of 2005, as compared to $27.6 million during the same period in 2004, a decrease of $4.2 million, or 15%. During the third quarter of 2005 and 2004, our total selling, general and administrative expenses represented 5% and 4%, respectively, of net sales. In connection with our September 2005 refinancing, we wrote-off $1.9 million of previously capitalized financing costs during the quarter. We recorded expense of $4.6 million and $11.6 million during the third quarter of 2005 and 2004, respectively, related to our performance-based profit sharing plan allocation, which is based on 6% of pretax earnings.

     Interest Expense. During the third quarter of 2005, gross interest expense decreased $2.6 million, or 21%, to $9.5 million and capitalized interest decreased $1.6 million to $39,000, as compared to the same period in 2004. This decrease in gross interest expense was the result of interest expense of $1.9 million that was recorded during the third quarter of 2004 in conjunction with a one-time short-term U.S. Treasury bond transaction. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our Bar Products Division and Structural & Rail Division. We currently anticipate gross interest expense to remain consistent throughout the remainder of this year.

     Other (Income) Expense. Other income was $1.5 million during the third quarter of 2005, as compared to $458,000 during 2004. During the third quarter of 2005, we recorded gains of $1.3 million from the sale of certain equity securities.

     Income Taxes. During the third quarter of 2005, our income tax provision was $28.4 million, as compared to $69.6 million during the same period in 2004. Our effective income tax rate was increased to 38% for the second half of 2004 due to increased profitability. We further increased our effective income tax rate to 38.5% beginning January 1, 2005 in anticipation of the year’s expected profitability levels and the resulting impact to our state income taxes.

First Nine Months Operating Results 2005 vs. 2004

     Net income was $156.8 million or $3.05 per diluted share during the first nine months of 2005, compared with $212.9 million or $3.80 per diluted share during the first nine months of 2004.

     Gross Profit. During the first nine months of 2005, our net sales increased $70.7 million, or 5%, to $1.6 billion and our consolidated shipments increased 88,000 tons, or 3%, to 2.7 million tons, compared with the first nine months of 2004. The increase in shipments was primarily due to increased shipments of 52,000 tons from our Structural & Rail Division and 55,000 tons from our Bar Products Division, which started commercial operations during the first quarter of 2004, combined with a decrease of 37,000 tons from our Flat Roll Division. Our average consolidated selling price increased $7 per ton, or 1%, compared with the first nine months of 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $65.9 million during the first nine months of 2005, as compared to $67.1 million during the same period in 2004, a decrease of $1.2 million, or 2%. During the first nine months of 2005 and 2004, selling, general and administrative expenses represented approximately 4% of net sales.

     Interest Expense. During the first nine months of 2005, gross interest expense decreased $8.9 million, or 25%, to $27.0 million and capitalized interest decreased $4.8 million to $584,000, as compared to the same period in 2004. This decrease in gross interest expense was the result of the repayment of certain debt instruments during the second half of 2004 and due to interest expense of $5.4 million that was recorded during the first nine months of 2004 in conjunction with the aforementioned short-term U.S. Treasury bond transaction.

     Other (Income) Expense. Other income was $2.2 million during the first nine months of 2005, as compared to $5.7 million during 2004. During the first quarter of 2004 we entered into a one-time short-term U.S. Treasury Bond transaction to generate net interest income in an increasing interest rate environment and to generate capital gains. This transaction was completed during the fourth quarter of 2004 and we recorded associated gains of $4.9 million during the first nine months of 2004. We also recorded a $1.0 million gain from the early extinguishment of certain debt associated with our Structural & Rail Division during the first nine months of 2004.

     Income Taxes. During the first nine months of 2005, our income tax provision was $98.2 million, as compared to $129.2 million during the same period in 2004. Our effective income tax rate was 37.5% for the first half of 2004. We increased our effective income tax rate to 38% effective July 1, 2004 and increased it further to 38.5% beginning January 1, 2005 in anticipation of the year’s expected profitability levels and the resulting impact to our state income taxes.

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

Back to Contents

     Working Capital. During the first nine months of 2005, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $12.0 million to $420.9 million compared to December 31, 2004. Due to decreased product pricing, trade receivables decreased $35.2 million during the first nine months to $218.6 million, of which 96%, were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 12% and 15% of our outstanding trade receivables at September 30, 2005 and December 31, 2004, respectively. During the first nine months of 2005 our inventories decreased $2.0 million to $379.5 million. Raw materials and supplies increased $31.1 million while finished goods inventories decreased $33.1 million. The increase in raw material and supplies was driven by increased alloy volumes required as product diversification increases at our Bar Products Division and by the addition of inventories at our New Millennium Lake City, Florida plant, which began operations during the first quarter of 2005. The decrease in our finished goods inventories resulted from record shipments at our Structural & Rail Division which reduced finished goods inventories by 74,000 tons, or 61%, during 2005. Our trade payables and accruals decreased $49.3 million, or 22%, during the first nine months of 2005 due to the timing of funding certain payables, including our 2004 401(k) retirement savings and profit sharing plan contribution in March 2005.

     Capital Expenditures. During the first nine months of 2005 we invested $45.4 million in property, plant and equipment, of which $18.0 million, or 40%, related to the expansion of our joist and deck operations and the remainder represented improvement projects for our existing facilities. We believe these capital investments will increase our net sales and related cash flows as each project develops.

     Capital Resources. During the first nine months of 2005 our total outstanding debt, including unamortized bond premium, increased $28.5 million to $476.9 million. Our long-term debt to capitalization ratio, representing our long-term debt divided by the sum of our long-term debt and our total stockholders’ equity, was 36% and 34% at September 30, 2005 and December 31, 2004, respectively.

     On September 7, 2005, we replaced our $230 million 4-year revolving credit facility with a new 5-year $350 million senior secured revolving credit facility, which includes a provision to increase the new facility by as much as $100 million under certain circumstances. The proceeds from the revolver will be available for working capital and other general corporate purposes. As a result of this refinancing we wrote-off $1.9 million of previously capitalized financing costs associated with the refinanced debt during the third quarter of 2005.

     At September 30, 2005, we had $30.0 million in outstanding borrowings related to our $350 million senior secured revolving credit facility. Our senior secured credit agreement is secured by substantially all of our receivables and inventories of our wholly-owned subsidiaries and by pledges of all shares of capital stock and inter-company debt held by us and each wholly-owned subsidiary. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on our property; enter into transaction with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to draw down the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in our senior secured credit agreement. We were in compliance with these covenants at September 30, 2005, and expect to remain in compliance during the next twelve months.

     During the third quarter of 2005, our board of directors declared a cash dividend of $.10 (ten cents) per common share for shareholders of record at close of business on September 30, 2005. The cash dividend of $4.3 million was paid on October 14, 2005. On April 20, 2005, we announced the approval of our board of directors to increase the shares available for the company to repurchase from 5 million shares to 7.5 million shares pursuant to the 2004 share repurchase program. At September 30, 2005, we had repurchased the entire 7.5 million shares, of which 200,000 shares was purchased during the third quarter, pursuant to the program in the open market at an average price of $32 per share.

     On October 18, 2005, we announced the execution of a definitive agreement of merger with Roanoke Electric Steel Corporation, pursuant to which we will acquire Roanoke. Pursuant to the merger agreement, Roanoke stockholders will receive a fixed consideration equal to .400 shares of our common stock plus $9.75 in cash for each share of Roanoke stock outstanding at the effective time of the merger. At July 31, 2005, Roanoke had 11,145,813 shares outstanding. We plan to use current cash reserves and our senior secured revolving credit facility to fund the cash portion of this acquisition. Completion of the merger is subject to Roanoke stockholder approvals, regulatory approvals, including antitrust, and the satisfaction or waiver of customary conditions. The definitive agreement of merger contains certain termination rights for both parties, including a provision for a termination fee of $7.5 million plus expenses to be paid to us if the transaction is terminated under certain circumstances.

     Roanoke has steel manufacturing facilities in Roanoke, Virginia and Huntington, West Virginia. These facilities produce angles, rounds, flats, channels, beams, special sections and billets, which are sold to steel service centers, fabricators, original equipment manufacturers and other steel producers. Roanoke also has certain subsidiaries involved in steel fabrication including bar joist and truck trailer beams and has two steel scrap processing locations.

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

Back to Contents

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk. In the normal course of business we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. At September 30, 2005, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Commodity Risk. In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand. Generally, our risk strategy associated with the purchase of commodities utilized within our production process is to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to two years. We believe that our production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. At September 30, 2005, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended

December 31, 2004.

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

Back to Contents

PART II
OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On April 20, 2005, our board of directors approved an increase in the shares authorized for repurchase pursuant to the 2004 share repurchase program from 5 million shares to 7.5 million shares. The following table indicates shares repurchased during the nine months ended September 30, 2005.

Period 2005	Total Shares Purchased	Average Price Paid Per Share	Total Program Shares Purchased	Total Shares Still Available For Purchase Under the Program

January 1 to 26	1,037,100	$35.46	1,037,100	4,875,167
February 1	10,076	37.80	—	4,875,167
March 16 to 30	1,099,400	35.97	1,099,400	3,775,767
April 1 to 29	1,875,767	31.40	1,875,767	1,900,000
May 2 to 25	1,302,000	26.41	1,302,000	598,000
June 20 to 27	398,000	26.21	398,000	200,000
July 19 to 26	200,000	31.70	200,000	—

ITEM 6.   EXHIBITS

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350

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

November 2, 2005

STEEL DYNAMICS, INC.
By:	/s/ Gary E. Heasley
Gary E. Heasley
Vice President of Finance and CFO