Form 10-K
period 2005-12-31
STEEL DYNAMICS INC
filed 2006-03-09
CIK 1022671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6714 Pointe Inverness Way, Suite 200, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (260) 459-3553

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2005, was approximately, $695,588,000. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 6, 2006, Registrant had outstanding 43,644,062 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to April 30, 2006, which are incorporated by reference herein.

STEEL DYNAMICS, INC.

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

•       inability to integrate acquired businesses as quickly and effectively as anticipated;

•       risks and uncertainties involving new products or new technologies, such as our Iron Dynamics ironmaking process, or our Mesabi Nugget joint venture, in which the new product or process or certain critical elements thereof may not work at all, may not work as well as expected, or may turn out to be uneconomic even if they do work;

•       changes in the availability or cost of steel scrap or in the availability or cost of steel scrap substitute materials, including pig iron, or other raw materials or supplies which we use in our production processes, as well as periodic fluctuations in the availability and cost of electricity, natural gas or other utilities;

•       the occurrence of unanticipated equipment failures and plant outages or the occurrences of extraordinary operating expenses;

•       margin compression resulting from our inability to pass increases in costs of raw materials and supplies through to our customers, through price increases or surcharges;

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

ITEM 1.                BUSINESS

Our Company

Overview

We are a steel manufacturing company that owns and operates three steel producing mini-mills with an estimated combined annual production capacity of 4.2 million tons. We also operate two joist and deck manufacturing plants with an estimated combined annual capacity of 200,000 tons, and an iron-making facility that produces hot briquetted iron and liquid pig iron.  We produce our steel principally from steel scrap, using electric arc furnaces, continuous casting and automated rolling mills.

On October 18, 2005, we announced the execution of a definitive agreement to acquire the steelmaking and fabricating businesses of Roanoke Electric Steel Corporation, or Roanoke, in a merger transaction for a combination of stock and cash. A special meeting of Roanoke’s stockholders is scheduled for April 11, 2006, to vote on this transaction and, if approved, we expect to close the acquisition shortly thereafter.

During 2005, our net sales were $2.2 billion and at December 31, 2005, we had 1,795 employees. None of our employees are currently represented by labor unions.

Steel Dynamics, Inc. was incorporated in August 1993, in Indiana. We maintain our principal executive offices at 6714 Pointe Inverness Way, Suite 200, Fort Wayne, Indiana 46804. Our telephone number is (260) 459-3553.

Flat Roll Division

Our flat roll mill, located in Butler, Indiana, with an estimated annual production capacity of 2.6 million tons, manufactures hot rolled, cold rolled and coated steel products. The products produced in this facility are characterized by high quality surface characteristics, precise tolerances and light gauge.

The flat roll mill sells the majority of its hot rolled coil production directly to end-users or to intermediate steel processors or service centers, where they may be pickled, cold-rolled, annealed, tempered, galvanized or painted by those customers. The balance of the mill’s hot rolled coil production is directed to the cold mill, where the company adds value to this product through pickling, cold-rolling, annealing, tempering, galvanizing or painting. The Butler mill supplies Steel Dynamics’ Jeffersonville, Indiana galvanizing facility with cold-rolled material.

We operate an on-site paint line with an estimated annual coating capacity of 240,000 tons, in gauges from .010 to .070 inches and in widths ranging from 36 to 64 inches, and we believe that ours is the only mill in North America with such an on-site paint line. The paint line receives material directly from the other processing lines and is capable of painting pickled, cold rolled, and hot and cold rolled galvanized steel.

Our Jeffersonville, Indiana galvanizing facility is located within the Clark Maritime Centre on the Ohio River. The galvanizing line has an estimated capacity of between 300,000 and 350,000 tons per year and is capable of coating cold rolled steel in gauges from .008 to .045 inches and in widths between 24 and 60 inches. This gauge range is lighter than that available from the Butler facility and, therefore, creates a further expansion of value added product offerings, particularly in the light gauge building products arena. We acquired this facility is 2003. The Ohio River location has enabled us to better serve existing cold rolled galvanized customers and expand our customer base into other geographic regions. Our Butler cold mill provides the Jeffersonville facility with cold rolled steel.

The Flat Roll Division’s products include a variety of high quality low and medium carbon and high strength low alloy hot-rolled bands in 40 inch to 62 inch widths and in thicknesses from .500 inch down to .043 inch. The mill also produces an array of light gauge hot-rolled products, ranging in thickness from .080 inch and thinner, including high strength low alloy 80,000 minimum yield and medium carbon steels. These products are suitable for automobile, truck, trailer and recreational vehicle parts and components, mechanical and structural steel tubing, gas and fluid transmission piping, metal building systems, rail cars, ships, barges, and other marine equipment, agricultural equipment and farm implements, lawn, garden, and recreation equipment, industrial machinery and shipping containers.

We believe that our hot rolled steel has shape characteristics that exceed those of the other thin-slab flat-roll mini-mills and compares favorably with those of the integrated mills. In addition, as a result of our hot rolling capabilities, We are able to produce light gauge hot rolled hot-dipped galvanized and galvannealed steel products. The light gauge hot rolled products can be used in place of more costly cold rolled galvanized or cold rolled galvannealed steel in many applications. Our galvanizing capabilities have enabled us to continue to improve the mix of higher margin value added products.

The Flat Roll Division also produces hot rolled pickled and oiled, hot rolled galvanized, hot rolled galvannealed, cold rolled galvanized, cold rolled galvannealed and fully processed cold rolled sheet. The paint line can paint pickled and oiled, hot rolled galvanized, cold rolled, and cold rolled galvanized steel in gauges from .010 to .070 inches and widths ranging from 36 to 64 inches. Painted steel is typically used in transportation products, building products such as raised garage door panels, heating and cooling products, appliances, furniture and lighting equipment.

The Flat Roll Division’s hot rolled products compete with many North American integrated hot rolled coil producers, such as U.S. Steel’s plants near Detroit, Michigan, Granite City, Illinois, Gary, Indiana, Dravosburg, Pennsylvania and Fairfield, Alabama; AK Steel Corporation’s plant in Middletown, Ohio and Mittal Steel’s facilities, East Chicago, Illinois, Riverdale, Illinois, Cleveland, Ohio and Indiana Harbor, Indiana, Burns Harbor, Indiana and Sparrow’s Point, Maryland. Steel Dynamics’ flat rolled products also compete with the products of a number of hot rolled mini-mills, such as Nucor Corporation’s plants in Crawfordsville, Indiana, Hickman, Arkansas, Decatur, Alabama, and Berkeley, South Carolina; Gallatin Steel Company’s plant in Ghent, Kentucky; and North Star Bluescope Steel’s plant in Delta, Ohio. Our flat rolled products compete as well with companies that convert steel slabs into sheet steel, such as Duferco Steel in Farrell, Pennsylvania.

We also compete with many of these same producers for the sale of cold rolled and coated products, as well as with a number of companies, such as Worthington Steel of Columbus, Ohio, Winner Steel of Sharon, Pennsylvania and The Techs of Pittsburgh, Pennsylvania, which buy their hot rolled or cold rolled steel from other producers and then convert them into products that are competitive with our products.

Structural and Rail Division

Our Columbia City, Indiana structural steel and rail mini-mill is designed to produce structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard and premium grade rails for the railroad industry. The plant has an estimated annual production capacity of 1.0 million tons, dependent upon the mix of products we produce.

The Structural and Rail Division has the capability to produce various structural steel products such as wide flange beams, American Standard beams, miscellaneous beams, “H” piling material, American Standard and miscellaneous channels, bulb angles, and “zee’s.”  The principal customers for our structural steel products are steel service centers, steel fabricators and various manufacturers. Service centers, though not the ultimate end user, provide valuable mill distribution functions to the fabricators and manufacturers, including small quantity sales, repackaging, cutting, preliminary processing and warehousing. A majority of the structural steel products are sold to service centers.

Our Columbia City mill will produce rail in standard and premium or head-hardened grades, in a range of weights from 115 lbs. per yard to 141 lbs. per yard, in lengths from the traditional 39 feet up to 240 feet initially and, ultimately, to 320 feet. We also intend to weld these 240/320 foot rails into 1,600 foot strings for delivery to the installation site. Such long strings offer customers substantial savings both in terms of initial capital cost and through reduced maintenance. In contrast, current production of rail in the United States, and available imported rail, is limited to 80-foot lengths, as a result of existing plant layout restrictions and the physical limitations of ocean freight. The cost of maintaining railroad track is highest at welds where excessive wear and fatigue cracks can occur.  We expect that our ability to produce track lengths of up to 320 feet will reduce maintenance costs for our customers.

Demand for structural steel products is driven by non-residential construction activity, which is in turn affected by such cyclical factors as general economic conditions, interest rates, inflation, consumer spending and employment. Our structural steel products compete with a sizable number of electric arc furnace structural steelmakers, such as Nucor Steel in Berkeley, South Carolina; Nucor-Yamato Steel in Blytheville, Arkansas; and Chaparral Steel in Midlothian, Texas and Petersburg, Virginia. There are also a number of smaller competitors, including Gerdau Ameristeel in Cartersville, Georgia; and Bayou Steel in Laplace, Louisiana.

At present, the rail market is principally served by two producers: Rocky Mountain Steel in Pueblo, Colorado, a division of Oregon Steel Mills, Inc., and Mittal Steel, in Steelton, Pennsylvania. Each of these producers has the capability to produce either standard or premium rail. We will also compete with similar products from a number of high quality integrated and electric furnace steel producers in Europe and Asia, including Corus, Voest-Alpine Schienen, Nippon Steel and NKK.

Bar Products Division

We purchased our Pittsboro, Indiana bar products mini-mill in September 2002, and during 2004 completed a program to upgrade and retrofit the mill to produce a broad line of special bar quality, or SBQ products, as well as merchant long products. The bar products mill has an estimated annual capacity of 500,000 to 600,000 tons.

Special bar quality products are uniquely designed to be in motion and include such items as gears, shafts and forgings, and we anticipate that we will operate our Pittsboro facility primarily, if not exclusively, to produce SBQ products. The Pittsboro facility can produce SBQ rounds in sizes from 1 to 9 inches and SBQ round cornered squares in sizes from 2 to 8 inches. SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers, steel service centers, and distributors.

Major competitors for SBQ product sales, within a 500 mile radius of Pittsboro, include Republic Engineered Products of Akron, Ohio, The Timken Company of Canton, Ohio, Quanex/Macsteel in Jackson, Michigan and Monroe, Michigan and Mittal Steel in East Chicago, Indiana.

New Millennium Building Systems

Our New Millennium Building Systems subsidiary operates two production facilities, a facility in Butler, Indiana, which began production in June of 2000, and a new Lake City, Florida facility, which began production during 2005. Both plants produce steel building components, including joists, girders, trusses and steel roof and floor decking, which are sold to the non-residential building components market. The Flat Roll Division supplies a majority of the hot rolled steel utilized in New Millennium’s manufacturing operations. During 2005, New Millennium produced 104,000 tons of steel building components in the Butler, Indiana facility, and 37,000 tons at its Lake City, Florida facility.

We manufacture a complete line of joist products, including bowstring, arched, scissor, double-pitched and single-pitched joists. Decking products include a full range of roof, form, and composite floor decks.

Our main competitors on a national level in the joist business are Vulcraft, a division of Nucor; Canam; and CMC Steel Group, a division of Commercial Metals. In the steel decking business, our main competitors on a national level are Vulcraft; Wheeling Corrugating Co., a division of Wheeling- Pittsburgh Steel Corp.; and United Steel Deck, Inc. New Millennium also has a number of regional competitors, located in the Upper Midwest, including Canam, Socar and Gooder-Henderson, as well as several local suppliers with facilities located in Pittsburgh, Cleveland, Detroit, Indianapolis, Chicago and Milwaukee. Regional competitors to the Lake City, Florida plant include Canam, and Quiney Joist.

Financing

At December 31, 2005, our total outstanding debt, including unamortized bond premium, was $440.6 million. Our long-term debt to capitalization ratio, representing our long-term debt divided by the sum of our long-term debt and our total stockholders’ equity, was 33% at December 31, 2005.

On September 7, 2005, we replaced our $230 million 4-year revolving credit facility with a new 5-year $350 million senior secured revolving credit facility, which includes a provision to increase the new facility by as much as $100 million under certain circumstances. The proceeds from the revolver will be available for working capital and other general corporate purposes, including merger and acquisition activity. At December 31, 2005 there were no outstanding borrowings under the revolving credit facility.

The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiary’s receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. We were in compliance with these covenants at February 28, 2006, and expect to remain in compliance during the next twelve months.

Competitive Strengths

We believe that the following are some of our competitive strengths:

One of the Lowest Cost Producers in the United States; State-of-the-Art Facilities

We believe that our facilities are among the lowest-cost steel producing facilities in the United States. Our low operating costs are primarily a result of our efficient plant designs and operations, our high productivity rate of approximately 0.3 man hours per hot band ton produced at our Flat Roll Division’s mini-mill, low ongoing maintenance cost requirements and strategic locations near sources of our primary raw material, scrap steel and our customers.

Experienced Management Team and Unique Corporate Culture

Our senior management team is highly experienced and has a proven track record in the steel industry, including pioneering the development of thin-slab flat rolled technology. Their objectives are closely aligned with our stockholders through meaningful stock ownership positions and performance-based compensation programs. Our corporate culture is also unique for the steel industry. We emphasize decentralized decision making and have established incentive compensation programs specifically designed to reward employee teams for their efforts towards enhancing productivity, improving profitability and controlling costs.

Diversified Product Mix

Our current products on a company-wide basis include hot rolled, cold rolled, galvanized and painted sheet steel; various structural steel beams and rails; special bar quality steel; and joists and deck materials. We plan to construct and operate a second paint line at our Jeffersonville galvanizing facility and add the capability to produce Galvalume at the Jeffersonville facility to further enrich our product mix. This diversified mix of products enables us to access a broader range of end-user markets, serve a broader customer base and mitigate our exposure to cyclical downturns in commodity grade flat-rolled products or in any one product or end-user market.

Strategic Geographic Locations

The locations of our steelmaking facilities, near sources of scrap materials and near our customer base, allow us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. Our mini-mills are located in the Upper Midwest, a region which we believe accounts for a majority of the total scrap produced in the United States. Our Jeffersonville, Indiana galvanizing facility, on the Ohio River, also provides us with an expanded geographic reach to Southern markets.

Business Strategy

Expand Product Offerings

The completion of our structural and rail mill, the completion of the paint line by our Flat Roll Division, as well as our acquisitions of the Pittsboro, Indiana bar mill and the Jeffersonville, Indiana galvanizing facility, as well as the expansions and upgrades of both facilities, are important steps in pursuing our strategy of product line expansion. The Structural and Rail Division is strategically located to serve the Upper Midwest, Northeast and Canadian markets, which we believe are attractive and under-served markets. Our strategy to expand our flat rolled steel product offerings is to focus on the production of high value-added light gauge products, galvanized products and various coated products. The margins on high value-added products typically exceed those of the commodity grade and the number of producers that make them is more limited. Our Bar Products Division is likewise strategically located to cost-effectively serve SBQ markets. We will continue to seek additional opportunities to further expand our range of high value-added products through the expansion of existing facilities, greenfield projects and acquisitions of other steel producers or steelmaking assets that may become available through the continuing consolidation of the domestic steel industry.

Enter New Geographic Markets

We may seek to enter new steel markets in strategic geographic locations that offer attractive growth opportunities. The recent greenfield expansion of our New Millennium joist and deck business in Lake City, Florida, is an example of such activity.

Continue to Maintain Low Production Costs

We are focused on continuing to maintain one of the lowest operating cost structures in the North American steel industry based upon operating cost per ton. We will continue to strive to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit cost of production at each of our facilities.

Foster Entrepreneurial Culture

We intend to continue to foster our entrepreneurial corporate culture and emphasize decentralized decision making, while rewarding teamwork, innovation and operating efficiency. We will also continue to focus on maintaining the effectiveness of our incentive-based bonus plans that are designed to enhance overall productivity and align the interests of our management and employees with our stockholders.

Industry Segments

Under Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information,” we have two reportable segments:  Steel Operations and Steel Scrap Substitute and Other Operations.

Available Information

Our internet website address is http://www.steeldynamics.com. We make available on our internet website, under “Investor Relations—SEC Filings,” free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, as well as our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and any amendments to or waivers of our Code of Ethics, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. We do not intend to incorporate the contents of our or any other website into this report.

Our Business

Operations

Flat Roll Division

Our Butler mini-mill manufactures flat rolled, hot rolled, cold rolled and coated steel products. It currently has an estimated annual capacity of 2.6 million tons. We produced 2.4 million tons and 2.5 million tons at this facility during 2004 and 2005, respectively. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, our mini-mill was one of the first U.S. flat roll mini-mills to achieve ISO 9002 and QS 9000 certifications. We believe that these certifications have enabled us to serve a broader range of customers and end-users.

We have two twin-shell electric arc furnaces, which enable us to melt scrap in one vessel while tapping the other vessel and refilling it with scrap and scrap substitute to make it ready for the next heat.  This results in more heats and greater productivity per shift. We have three ladle metallurgy stations, two continuous thin-slab casters which produce a two-inch slab, and two tunnel furnaces. Our hot rolling mill, which progressively reduces the slab in thickness, consists of a seven-stand rolling mill capable of rolling sheet steel down to 1.0mm, with excellent surface quality, which enables us to access markets previously available only to more costly cold finished material.

We sell a portion of our hot band coil production directly to end-users or to intermediate steel processors or service centers, where they may be pickled, cold rolled, annealed, tempered, galvanized, or painted by those customers. The rest of our hot band coil production is directed to our cold mill, where we add value to this product through our own pickling, cold rolling, annealing, tempering, galvanizing, and painting processes. A portion of our cold rolled production is shipped to our Jeffersonville, Indiana galvanizing facility.

Our cold mill is located adjacent to our hot mill and produces products that require gauges, properties or surface conditions that cannot be achieved in our hot mill.

From a central coil storage area, we can move our coils in one of three directions:  we can (1) ship pickled and oiled coils directly to customers from the continuous pickled line as finished product; (2) immediately galvanize some coils on the hot-rolled galvanizing line to be then sold as finished product; or (3) process coils through our cold reversing mill (one of only two, two-stand reversing cold rolling operations in the world).

Our on-site paint line, located adjacent to our cold mill, was completed during 2003 and has an estimated coating capacity of 240,000 tons per year, in gauges from .010 to .070 inches and in widths ranging from 36 to 64 inches. The paint line receives material directly from our other processing lines and is capable of painting hot rolled galvanized coil, cold rolled coil and cold rolled galvanized coil. The line incorporates state-of-the-art coil coating equipment with quick color change capability and on-line color matching. We believe that we are the only mill in North America with an on-site paint line, which we believe will enable us to realize substantial savings in overhead, maintenance, engineering, sales and marketing, capital costs and infrastructure, but will eliminate the typical cost of transfer freight that a customer must otherwise pay to transport coils to other remote coating facilities.

Our Jeffersonville, Indiana, cold rolled galvanizing facility, which we purchased in March 2003 for $19 million, is located within the Clark Maritime Centre on the Ohio River. The galvanizing line has an estimated capacity of between 300,000 and 350,000 tons per year and is capable of coating cold rolled steel in gauges from .008 to .045 inches and in widths between 24 and 60 inches. This gauge range is lighter than that available from our Butler facility and creates further expansion of our value added product offerings. The galvanizing line was built in 1999 and is similar to the cold rolled galvanizing line at our Butler mill. On February 7, 2006, we announced plans to expand our offering of value-added flat rolled steel products at our Jeffersonville facility through the addition of three strategic capabilities. We plan to invest approximately $40 million during 2006 in plant and equipment in order to produce pre-painted steel, acrylic-coated steel and 55% aluminum-zinc alloy coated steel. Construction is expected to begin in April 2006, with operations commencing in the second quarter of 2007. The paint line will have an expected annual capacity of 190,000 tons.

Our Butler cold mill provides our Jeffersonville facility with cold rolled material. The Ohio River location of our Jeffersonville facility also creates opportunities for market expansion into other geographic regions.

Structural and Rail Division

We began construction of our structural steel and rail mini-mill in Columbia City, Indiana in May 2001, completed plant construction in April 2002 and commenced commercial structural steel operations during the third quarter of 2002. The structural mini-mill is designed to have an annual production capacity of up to 1.0 million tons of structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard and premium grade rails for the railroad industry. Our facility melts scrap and scrap substitutes in a single-shell electric arc furnace, although we have a second single-shell furnace which provides us with backup melting capability. Our continuous caster casts three strands, expandable to four, of various sized blooms and beam blanks, in varying lengths of 17 to 48 feet. We can transport the cast strands either directly through a reheat furnace to our advanced four-stand, all reversing, hot rolling mill, or into a storage area for rolling at a later time. In the hot rolling mill, we can roll the product into either a structural steel product or a rail product.

Through regular product introductions and continued production ramp-up of structural steel products, we were able to begin to offer a broad array of wide flange beams and H-piling structural steel products during 2003. We expanded our product offerings to include 36 inch beams in 2004 and 6 inch beams during the second quarter of 2005.

For the production of rail products, we fitted our caster with special molds and segments to cast the new 13” x 10” blooms required for rail production. We commissioned the casting and rolling equipment for the production of rail products during 2003, and in 2004 commissioned the rail finishing and inspection facility. During subsequent 2004 rolling trials, however, we determined that the finished rail sections contained certain quality imperfections, which we traced to the casting process. While the resulting product was acceptable for industrial use, it did not qualify for Class I railroad use, so we made process and equipment modifications required to address the quality issue. We are now able to produce Class I quality standard rail, which we expect to provide to the railroad companies for evaluation during the second quarter of 2006. We expect to be capable of manufacturing highly desirable 320-foot rail lengths, which no one else produces in, or imports into, the U.S. or Canadian rail markets.

Bar Products Division

We purchased our Pittsboro, Indiana bar mini-mill in September 2002, and during 2004 completed our announced program to upgrade and retrofit the mill to produce a broad array of special bar quality, or SBQ, products as well as merchant long products. As of December 31, 2005, we had invested approximately $164.7 million in the facility, which includes the original acquisition cost of $45 million and some additional costs related to capital improvement projects. The mill was originally constructed in 1997 as an SBQ mill and as upgraded, consists of a 100-ton single-shell AC furnace, a three-stand continuous caster capable of casting both a 7”x7” billet and a 14”x10” bloom, a reheat furnace, and a rolling mill consisting of a roughing mill and intermediate mill, as well as reducing and sizing blocks used in the production of SBQ rounds.

The Pittsboro facility has an estimated annual production capacity of between 500,000 and 600,000 tons. During 2005, we produced 378,000 tons at this facility, substantially all of it SBQ products, and we expect to employ this facility primarily, if not exclusively, for the manufacture of SBQ products.

New Millennium Building Systems

The New Millennium Butler, Indiana facility, which began production in June of 2000, produces steel building components, including joists, girders, trusses and steel roof and floor decking, which we sell primarily in the upper Midwest non-residential building components market. Our Flat Roll Division supplies a majority of the hot-rolled steel utilized in New Millennium’s manufacturing operations. During 2005, New Millennium produced 104,000 tons of steel building components in its Butler, Indiana facility.

In September 2004, New Millennium began construction of a new 270,000 square foot manufacturing facility in Lake City, Florida. This plant manufactures a similar array of steel building components as our Butler, Indiana facility and markets these products primarily in Florida and in the southeastern part of the United States. The Florida facility began shipping joist products in February 2005 and began shipping decking material in April 2005. During 2005, New Millennium produced 37,000 tons of steel building components in its Lake City facility. We also supply our new Florida plant with hot rolled steel from our Flat Roll Division.

Iron Dynamics Steel Scrap Substitute Facility and our Mesabi Nugget Project

Historically, the price of steel scrap, as a commodity, has tended to be volatile, rising and falling with supply and demand and not always in lock step with or in proportion to the market price of new steel. More recently,  and increasingly so during 2004 and into 2005, scrap costs accelerated to historic highs, threatening one of the principal elements of the mini-mills’ traditional lower cost structure—the cost of its metallic raw material. Therefore, having a lower cost alternative source of iron for a portion of a mini-mill’s melt mix, if realizable, would partially buffer the effects of high scrap prices and scrap price volatility. With the growing proportion of electric furnace steelmaking, both worldwide and domestically, we believe that the benefits of developing a cost-effective alternate iron source to augment scrap, our primary raw material, makes good economic sense in the long run.

Since 1997, Iron Dynamics has tried to develop and commercialize a pioneering process of producing a form of iron that might serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. Direct reduced iron is a metallic product made from iron ore or iron ore “fines” that have been treated in a “direct reduction” furnace, such as a rotary hearth furnace, with either natural gas or coal to reduce the iron oxide to metallic iron. The method selected by Iron Dynamics is one that uses coal as the reducing agent. The direct reduced iron, or DRI, is then compacted by briquetters to form hot briquetted iron, or HBI, which is stable and can be immediately used in our melting furnaces or stockpiled for later use. Liquid pig iron, the ultimate end product intended to be produced by Iron Dynamics, is a pure metal product produced by smelting the direct reduced iron in a submerged arc furnace. We have used and plan to use all of Iron Dynamics’ HBI and liquid pig iron in our steelmaking operations.

Since the plant’s initial start-up in August 1999, we have made continuous process, design and equipment modifications, as we encountered various quality and consistency issues with this pioneering technology.  During 2003, after further evaluation of certain production trials, we concluded that our improved production technology, coupled with our ability to recycle waste materials as part of our raw material mix, and the increasingly higher price of scrap, warranted further modifications and refinements, and these were completed. In connection with the liquid pig iron conversion process, the direct reduced iron is first liquefied and the hot liquid pig iron is then transferred in ladles to the flat roll mill’s meltshop and combined with scrap steel in the mill’s electric arc furnaces. During 2005, the Iron Dynamics facility produced 220,000 tonnes of direct reduced iron, of which 129,000 tonnes were converted into HBI and 72,000 tonnes were converted into liquid pig iron.

Mesabi Nugget Project

In March 2002, we formed a joint venture with certain entities owned by Kobe Steel, Ltd., Cleveland-Cliffs Inc., and Ferrometrics, Inc., to pursue the development of a proprietary process owned by Kobe, known as “ITmK3®,” for the production of a fully metallized iron nugget product suitable for use as an alternative iron or scrap substitute feedstock in electric arc furnace steelmaking. Based on the successful operation of the pilot plant, we are planning to invest approximately $30 million in a joint venture over the next year to construct a full-scale commercial plant. We expect to own a substantial portion of the equity in this joint venture and to enter into an offtake agreement with the joint venture to purchase iron nuggets for use in our steelmaking operations.

Products and Customers

Flat Roll Division

Products.   Our Flat Roll Division produces hot rolled products that include a variety of high quality mild and medium carbon and high strength low alloy hot rolled bands in 40 inch to 62 inch widths and in thicknesses from .500 inch down to .043 inch. We also produce an array of lighter gauge hot-rolled products, including high strength low alloy and medium carbon steels. These products are suitable for automobile, truck, trailer and recreational vehicle parts and components, mechanical and structural steel tubing, gas and fluid transmission piping, metal building systems, rail cars, ships, barges, and other marine equipment, agricultural equipment and farm implements, lawn, garden, and recreation equipment, industrial machinery and shipping containers.

We believe that our basic production hot band material has shape characteristics that exceed those of other thin-slab flat roll mini-mills and compares favorably with those of the integrated mills. In addition, as a result of our lighter gauge hot rolling capabilities, we are able to produce hot rolled galvanized and galvannealed steel products. These products are capable of replacing products that have traditionally only been available as more costly cold rolled galvanized or cold rolled galvannealed steel.

We also produce hot rolled, pickled and oiled, hot rolled galvanized, hot rolled galvannealed, cold rolled galvanized, cold rolled galvannealed and fully processed cold rolled sheet. Our paint line paints pickled and oiled, hot rolled galvanized coil, cold rolled coil and cold rolled galvanized coil in gauges from .010 to .070 inches and widths ranging from 36 inches to 64 inches. This material is typically used in transportation products, building products such as raised garage door panels, heating and cooling products, appliances, furniture and lighting equipment.

Customers.   The following tables show information about the types of flat rolled products we sold and the types of customers we sold them to during the respective years:

	2004	2005
Products:
Hot band	35%	39%
Pickled	5	7
Cold-rolled	6	6
Hot-rolled galvanized	20	17
Cold-rolled galvanized	22	19
Post anneal	1	—
Painted	11	12
Total	100%	100%
Customers:
Service center (including end-user intermediaries)	82%	85%
Pipe and tube	3	2
Original equipment manufacturer	15	13
Total	100%	100%

Steel processors and service centers typically act as intermediaries between primary steel producers and the many end-user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We expect that our intermediate steel processor and service center customers will remain an integral part of our customer base. Our Flat Roll Division’s sales outside the continental United States accounted for approximately 2% of the division’s net sales in 2005.

During 2005, we sold our products to approximately 210 customers. During 2005, our largest three customers accounted for approximately 22% of our consolidated net sales. Heidtman accounted, individually, for approximately 12% and 10% of our consolidated net sales in 2004 and 2005, respectively.

Structural and Rail Division

Products.   We have the capability to produce various structural steel products such as wide flange beams, American Standard beams, miscellaneous beams, “H” Piling material, sheet piling material, American Standard and miscellaneous channels, bulb angles, and “zee’s.” The following listing shows each of our structural steel products and their intended markets:

Products	Markets
Wide flange, American Standard and miscellaneous beams	Framing and structural girders, columns, bridge stringers, ribs or stiffeners, machine bases or skids, truck parts, and construction equipment, parts
“H” Piling	Foundational supports
Sheet Piling	Temporary or permanent bulkhead walls, cofferdams, shore protection structures, dams and core walls
Channel sections	Diaphragms, stiffeners, ribs and components in built-up sections
Bulb angles and zee’s	Steel building components

During 2005, we produced 758,000 tons and shipped approximately 822,000 tons of structural steel products. We have also initiated certain value added services for the Midwestern fabricator market, including exact length and exact piece count capabilities.

Customers.   The principal customers for our structural steel products are steel service centers, steel fabricators and various manufacturers. Service centers, though not the ultimate end-user, provide valuable mill distribution functions to the fabricators and manufacturers, including small quantity sales, repackaging, cutting, preliminary processing and warehousing. The majority of our structural steel products are sold to service centers.

The marketplace for steel rails in the United States and Canada was approximately 842,000 tons in 2004, and is specialized, with approximately seven Class 1 railroad purchasers: Burlington Northern/Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation, Kansas City Southern Rail Network, and Canadian National Railway

We plan to produce rail in standard and premium or head-hardened grades, in a range of weights from 115 lbs. per yard to 141 lbs. per yard, in lengths from the traditional 39 feet up to 240 feet initially and, ultimately, to 320 feet. We also intend to weld these 240/320 foot rails into 1,600 foot strings for delivery to the installation site. Such long strings offer substantial savings both in terms of initial capital cost and through reduced maintenance. In contrast, current production of rail in the United States, and available imported rail, is limited to 80-foot lengths, as a result of existing plant layout restrictions and the physical limitations of ocean freight.

Bar Products Division

Products.   We are capable of producing a broad line of special bar quality, or SBQ, products and merchant long products. Special bar quality products are uniquely designed to be in motion and include such items as gears, shafts and forgings. We can produce SBQ rounds in sizes from 1” to 9” and SBQ round cornered squares in sizes from 2” to 8”.  During 2005, we shipped approximately 378,000 tons, substantially all of which were SBQ products.

Customers.   SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers and steel service centers.

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

Customers.   New Millennium’s primary customers are non-residential steel fabricators. Significant portions of New Millennium’s sales are to customers from outside Indiana, with a concentration to date in the Upper Midwest area of the United States. We believe that the Upper Midwest presently enjoys the highest non-residential building spending in the country. However, with our new Lake City, Florida plant, we also cater to markets in Florida and in the southeastern United States.

Competition

Flat Roll Division

The Flat Roll Division’s hot rolled products compete with many North American integrated hot rolled coil producers, such as U.S. Steel’s plants near Detroit, Michigan, Granite City, Illinois, Gary, Indiana, Dravosburg, Pennsylvania and Fairfield, Alabama; AK Steel Corporation’s plant in Middletown, Ohio and

Mittal Steel’s facilities, East Chicago, Illinois, Riverdale, Illinois, Cleveland, Ohio and Indiana Harbor, Indiana, Burns Harbor, Indiana and Sparrow’s Point, Maryland. Steel Dynamics’ hot-rolled products also compete with the products of a number of hot rolled mini-mills, such as Nucor Corporation’s plants in Crawfordsville, Indiana, Hickman, Arkansas, Decatur, Alabama, and Berkeley, South Carolina; Gallatin Steel Company’s plant in Ghent, Kentucky; and North Star Bluescope Steel’s plant in Delta, Ohio. Our flat-rolled products compete as well with companies that convert steel slabs into sheet steel, such as Duferco Steel in Farrell, Pennsylvania.

Structural and Rail Division

Sales of structural steel products are sensitive to the level of construction activity, which is in turn affected by such cyclical factors as general economic conditions, interest rates, inflation, consumer spending and employment.

Our structural steel products compete with a sizable number of electric arc furnace structural steelmakers, some of which have cost structures and flexible management cultures similar to our own. Notable competitors include Nucor Steel in Berkeley, South Carolina; Nucor-Yamato Steel in Blytheville, Arkansas; and Chaparral Steel in Midlothian, Texas and Petersburg, Virginia. There are also a number of smaller competitors, including Gerdau Ameristeel in Cartersville, Georgia; and Bayou Steel in Laplace, Louisiana. The Nucor mini-mills and the Chaparral mini-mills have accounted for the greatest bulk of the tons produced in North America over the past three years. We also believe, however, that both geography and product choice will play significant roles. There are currently no other structural mills located in the Midwest, one of the largest structural steel consuming regions in the United States, and we believe we can provide freight-saving and customer service benefits to end users, service centers and fabricators located in the region. We also believe that most of Canada’s structural steel consumption is located in Canada’s eastern provinces, closer to us than to either of our two largest competitors. Moreover, we intend to provide a broad product mix, focusing on the mid-range and larger section served only by Nucor-Yamato Steel and Chaparral from locations more remote than our mini-mill.

At present, the rail market is principally served by two producers: Rocky Mountain Steel in Pueblo, Colorado, a division of Oregon Steel Mills, Inc., and Mittal Steel, in Steelton, Pennsylvania. Each of these producers has the capability to produce either standard or premium rail, although neither is equipped to produce rail in 240-foot or 320-foot lengths. We will also compete with products from a number of high quality integrated and electric furnace steel producers in Europe and Asia, including British Steel, Voest-Alpine Schienen, Nippon Steel and NKK.

Bar Products Division

Our major competitors for SBQ product sales, within a 500 mile radius of Pittsboro, include Republic Engineered Products of Akron, Ohio, The Timken Company of Canton, Ohio, Quanex/Macsteel in Jackson, Michigan and Monroe, Michigan and Mittal Steel USA in East Chicago, Indiana.

New Millennium Building Systems

New Millennium’s main competitors on a national level in the joist business are Vulcraft, a division of Nucor; Canam; and CMC, a division of Commercial Metals. In the steel decking business, New Millennium’s main competitors on a national level are Vulcraft; Wheeling Corrugating Co., a division of Wheeling- Pittsburgh Steel Corp.; and United Steel Deck, Inc. New Millennium also has a number of competitors on a regional basis, located in the Upper Midwest, including Canam, Socar and Gooder-Henderson, as well as several local suppliers with facilities located in Pittsburgh, Cleveland, Detroit, Indianapolis, Chicago and Milwaukee. Regional competitors with our new Lake City, Florida plant will include Canam, Quiney Joist, CMC and Wheeling Corrugating.

Sources, Availability and Cost of Scrap and Scrap Substitute

Our principal raw material is scrap metal derived from, among other sources “home scrap,” generated internally at steel mills themselves; industrial scrap, generated as a by-product of manufacturing; and “obsolete” scrap such as automobiles, appliances, railroad cars, and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines.

Scrap

Scrap typically comprises approximately 80-85% of the metallic melt mix in electric arc furnace steelmaking, in contrast to integrated mill steelmaking, where the proportion of scrap has traditionally been approximately 20%. Depending upon the scrap substitute material that may be available from time to time, and the relative cost of such material, the percentage of scrap used in our steelmaking operations could be reduced to the range of 60% or less of our metallic melt mix.

Many variables can impact scrap prices, all of which reflect the pushes and pulls of the supply demand equation. These factors include the level of U.S. new steel production (for high quality low residual scrap is a by-product of new steel manufacturing activity), the level of exports of scrap from the United States, the amount of obsolete scrap production and the effect of speculation on the amount of scrap offered on the market from time to time. The U.S. has generally been a net scrap exporter. Generally, as domestic steel demand increased, so did scrap demand and resulting scrap prices. The reverse was also normally, but not always true, with scrap prices following steel prices downward where supply exceeded demand.

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

Scrap Substitutes

Direct reduced iron, hot briquetted iron and pig iron can substitute for a limited portion of the steel scrap used in electric furnace mini-mill steel production. Historically, we have used approximately 15% by weight of scrap substitutes in our melt mix, mainly imported pig iron. During 2005, we consumed approximately 690,000 tons of scrap substitutes, of the 4.2 million tons of metallics that we melted in our electric arc furnaces. Slightly over 30% of the scrap substitutes consumed at our steelmaking facilities came from Iron Dynamics. All purchases of scrap substitutes were made on the spot market at prevailing market prices.

We anticipate that we will continue to utilize all of Iron Dynamics’ scrap substitute product output, whether HBI or liquid pig iron.

Flat Roll Steel Market

Flat rolled products represent the largest portion of the domestic steel market. Flat rolled products consist of hot rolled, cold rolled and coated steel.

The following table shows the U.S. shipments of flat rolled steel, in net tons, of hot rolled, cold rolled and coated products, as reported by the American Iron and Steel Institute, or AISI, for the five years from 2000 through 2004.

	Years Ended December 31,
	2000	2001	2002	2003	2004
U.S. Shipments (net tons, in millions):
Hot Rolled (1)	29.3	27.8	28.1	30.7	33.1
Cold Rolled (2)	18.0	14.8	15.1	15.9	17.1
Coated (3)	23.9	22.2	22.8	23.0	24.1
Total	71.2	64.8	66.0	69.6	74.3
Percentage of Total U.S. Steel Shipments	65%	65%	66%	66%	67%

(1)          Includes pipe/tube, sheet, strip and plate in coils.

(2)          Includes blackplate, sheet, strip and electrical.

(3)          Includes tin coated, hot dipped, galvanized, electrogalvanized and all other metallic coated.

Hot Rolled Products

All flat rolled steel is initially hot rolled. Hot-rolled steel is minimally processed steel coil that is used in the manufacture of various non-surface critical applications, such as automobile suspension arms, frames, wheels, and other unexposed parts in auto and truck bodies, agricultural equipment, construction products, machinery, tubing, pipe, tools, lawn care products and guard rails.

Cold Rolled Products

Cold rolled steel is hot rolled steel that has been further processed through a pickler and then successively passed through a rolling mill without reheating until the desired gauge, or thickness, and other physical properties have been achieved. Cold rolling reduces gauge and hardens the steel and, when further processed through an annealing furnace and a temper mill, improves uniformity, ductility and formability. Cold rolling can also impart various surface finishes and textures. Cold rolled steel is used in exposed steel applications that demand higher surface quality or finish, such as exposed automobile and appliance panels. As a result of higher processing costs, cold rolled prices are typically higher than hot rolled prices. Cold rolled material is often coated or painted.

Coated Products

Hot rolled or cold rolled steel can be coated with zinc to render it corrosion-resistant and to improve its paintability. Galvanized, galvannealed, Galvalume, electro-galvanized and aluminized products are types of coated steels. These are also the highest value-added sheet products because they require the greatest degree of processing and tend to have the strictest quality requirements. Coated steel is used in high volume applications, such as automobiles, household appliances, roofing and siding, heating and air conditioning equipment, air ducts, switch boxes, chimney flues, awnings, garbage cans and food containers.

Structural Steel Market

According to the Steel Manufacturers Association, in 2003, 2004 and 2005, structural steel consumption was 6.8 million tons, 6.8 million tons and 7.4 million tons, respectively. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials.

Rail Market

Domestic rail shipments in 2004 and 2005 were approximately 842,000 tons and 803,000 tons, respectively, including standard rail and premium or head-hardened rail. Of the total shipments of rail during 2005, approximately 65% was produced by the two other U.S. rail producers and approximately 35% was imported, mainly from Japan and from Europe. There are currently no rail producers in Canada.

SBQ Markets

According to AISI data, apparent SBQ supply has averaged approximately 7 million tons nationally over the 2000 to 2004 period. According to the AISI, apparent supply of light structural shapes, also characterized by a major dimension of less than 3 inches, averaged between 1 million and 2 million tons annually during the 2000 to 2004 period.

Energy Resources

Electricity

We have entered into a fixed price interruptible electricity supply agreement that extends through December 31, 2007 for our flat roll mini-mill in Butler, Indiana. The contract allows our supplier to interrupt service in the event of an emergency or in response to various market conditions.

Our bar products mill purchased electricity pursuant to a market price supply agreement that extends through December 31, 2006 and our structural and rail mill purchases electricity at spot-market prices.

Gas

At our flat roll and structural and rail mills, we purchase a portion of our natural gas requirements at market prices and a portion by entering into hedging transactions on the futures markets for ultimate physical delivery in order to help minimize price volatility.

We purchase natural gas for our bar products mill at market prices.

Patents and Trademarks

We have four registered trademarks containing the mark “SDI” and a chevron. One trademark is the mark “SDI” and a chevron alone. The second trademark is the mark “SDI” and a chevron and “Steel Dynamics, Inc.” to the right of the chevron. The third trademark is the mark “SDI” and a chevron and “Steel Dynamics” to the right of the chevron. The fourth trademark is the mark “SDI” and an accompanying design of a steel coil and a chevron. Our Iron Dynamics division has filed five patent applications with the U.S. Patent and Trademark Office relating to its methods of producing low sulfur liquid pig iron. As of the date of this filing, we have received three of those patents.

Research and Development

Our research and development efforts have consisted of efforts to develop or improve our operating practices, and our efforts to develop and improve alternative iron-making technologies through Iron Dynamics and our investment in Mesabi Nugget. With the exception of Mesabi Nugget, most of these research and development efforts have been conducted in-house by Steel Dynamics’ officers and employees.

Environmental Matters

Our operations are subject to substantial and evolving local, state and federal environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water and to sewer systems, and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. In particular, we are dependent upon both state and federal permits regulating discharges into the air or into the water in order to operate our facilities. We believe that in all current respects our facilities are in material compliance with all provisions of federal and state laws concerning the environment and we do not currently believe that future compliance with such provisions will have a material adverse effect on our results of operations, cash flows or financial condition.

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

Employees

Our work force consisted of 1,795 employees at December 31, 2005. None of Steel Dynamics’ employees are currently represented by labor unions. We believe that our relationship with our employees is good.

ITEM 1A.        RISK FACTORS

Our profitability is subject to the risks described under this section on “Risk Factors” described below. Although the following are not necessarily the only ones facing our company, our business, financial condition or results of operations could be materially adversely affected by any of the following risks:

Risks Related to Our Industry

In recent years, imports of steel into the United States have adversely affected, and may yet again adversely affect, U.S. steel prices, which would impact our sales, margins and profitability.

Excessive imports of steel into the United States as a result of excess world supply, have in recent years exerted, and may again in the future exert downward pressure on U.S. steel prices and significantly reduce our sales, margins and profitability. U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries, and is further intensified during periods when the U.S. dollar is strong relative to foreign currencies. Greater steel exports to the United States tend to occur at depressed prices when steel producing countries experience periods of economic difficulty, decreased demand for steel products or excess capacity.

In addition, we believe the downward pressure on, and periodically depressed levels of U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. Tariffs and quotas are currently in effect for various steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S. When these measures expire or if they are relaxed or repealed, or if consistently higher U.S. steel prices enable foreign steelmakers to export their steel products to the United States, despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could again create downward pressure on U.S. steel prices.

China’s current steelmaking overcapacity coupled with a reduction or slowdown in China’s steel consumption could have a material adverse effect on domestic and global steel pricing and could result in increased steel exports into the United States.

A significant factor in the worldwide strengthening of steel pricing over the past several years has been the explosive growth in Chinese steel consumption, which had until recently vastly outpaced that country’s capacity to produce steel in sufficient quantity to serve its internal demand, particularly during 2004. The shortage of Chinese domestic steel supply resulted not only in heightened Chinese demand for imported steel and other raw materials, with a consequent upward spiral in world wide steel pricing, but also led to a rapid and significant expansion of steel production capacity in China. That, in addition to the existence of a large amount of outdated, inefficient and government subsidized production capacity, has resulted in a situation in which China’s steel producing capacity currently exceeds that country’s demand for certain steel products. A combination of a slowdown in China’s economic growth rate and its consumption of steel, coupled with its own expansion of steelmaking capacity, has caused a reduction and could result in a substantial weakening of both domestic and global steel demand and steel pricing. Should Chinese demand weaken, China might not only become a net exporter of steel but many Asian and European steel producers whose steel output currently feeds China’s steel import needs could find their way into the U.S. market, through increased steel imports, thus causing an erosion of margins and a reduction in pricing.

Domestic and worldwide consolidation in the steel industry and the emergence of more efficient integrated steel producers has eroded some of the historical cost advantages of mini-mills.

Until recent years, our primary competitors were other mini-mills, which had cost structures and management cultures similar to ours and were more efficient and lower cost producers in many product areas than integrated mills. However, largely as a result of restructurings and consolidation within the U.S. and worldwide steel industry and the resulting emergence of a number of integrated steel producers with lower capital costs, new or renegotiated union work rules and labor costs, the elimination or reduction of health care and pension legacy costs, the introduction of more incentive based compensation, and a more decentralized management structure, some of these integrated producers now have cost structures that are much more competitive. Likewise, with their lesser dependence on scrap as a component of their melt mix than mini-mills, these producers may enjoy a raw material cost advantage over mini-mills during periods of high scrap costs. The reduction in costs enjoyed by many integrated steel producers further increases the competitive environment in the steel industry and may contribute to future pricing pressures.

Increases in prices and limited availability of raw materials and energy may constrain operation levels and reduce profit margins.

Steel producers require large amounts of raw materials such as scrap. Steel producers also consume large amounts of energy. Over the last several years, prices for raw materials and energy have increased significantly, in many cases by a greater margin than corresponding price increases for the sale of steel products. Depending upon applicable raw material and energy prices, over which we may have little control, we and other steel producers may be faced in the future with difficulty in obtaining sufficient raw materials and energy in a timely manner or for reasonable costs, resulting in potential production curtailments.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and the industries we serve, particularly the auto industry.

The price of steel may fluctuate significantly due to many factors beyond our control. This fluctuation directly affects our product mix, production volumes and our sales and earnings. The steel industry is highly cyclical and the sale of our products is directly affected by demand for our products in other highly cyclical industries, such as the automotive, oil and gas, gas transmission, residential and commercial/industrial construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries. Currently, the domestic automotive industry, which is a major consumer of new steel and a major generating of steel scrap, is suffering from a substantial downturn, and continued economic difficulties, stagnant economies, supply/demand imbalances and currency fluctuations in the United States or globally could further decrease the demand for our products or increase the amount of imports of steel into the United States, which would decrease our sales, margins and profitability. We are also particularly sensitive to trends and events, including strikes and labor unrest that may adversely impact these industries. These industries are significant markets for our products and are themselves highly cyclical.

Risks Related to Our Business and Our Company

We may encounter supply shortages and increases in the cost of raw materials, energy and transportation.

Steel production requires substantial amounts of raw materials and energy, including steel scrap, pig iron, iron ore, natural gas, coal and other alloys or materials used in the process of making steel. Any prolonged interruption in the supply of raw materials or energy, or substantial increases in their costs, could adversely affect our business, financial condition, results of operations or prospects. Prices of raw materials have substantially increased over the past several years and may continue to increase. The availability and prices of raw materials may be negatively affected by new laws or regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation.

Energy costs, including the cost of natural gas and electricity, make up a substantial portion of the cost of goods sold by steel companies, and the price of natural gas and electricity varies as a result of market conditions and other factors beyond the control of steel companies. Moreover, global developments, particularly the dramatic increase in the demand for raw materials, including scrap, and other inputs used in steel manufacturing from China and other Asian countries, have in the past caused shortages and may continue to cause severe shortages and/or substantial price increases in key raw materials, as well as in ocean transportation capacity and costs. Inability to recoup these cost increases from increases in the selling prices of steel products, or the inability to pass all or any substantial part of these cost increases through scrap or other surcharges, or the inability to provide for customers’ needs because of the potential unavailability of key raw materials or other inputs, may have a material adverse effect on our business, financial condition, results of operations or prospects.

We may face significant price and other forms of competition from other steel producers, which could have a material adverse effect on our business, financial condition, results of operation or prospects.

The global markets in which steel companies conduct business are highly competitive and could become even more so due to increasing consolidation in the steel industry. Increased competition could cause us to lose market share, increase operating costs or reduce pricing, any one of which could have a material adverse effect on our business, financial condition, results of operations or prospects. The global steel industry has historically suffered from substantial over-capacity, and excess capacity exists in some of our product lines. This could cause us to reduce prices for our products and, as a result, have a material adverse affect on our business, financial condition, results of operations or prospects. We compete primarily on the basis of price, quality and the ability to meet our customers’ product needs and delivery schedules. Some of our competitors may have advantages due to greater capital resources, different technologies, lower raw material costs, lower energy costs or favorable exchange rates.

Competition from other products may have a material adverse effect on our business, financial condition, results of operations or prospects.

In many applications, steel competes with other materials, such as aluminum and plastics (particularly in the automobile industry), cement, composites, glass and wood. Additional substitution of these or other substitutes for steel products could adversely affect future market prices and demand for steel products.

We may face risks associated with the implementation of our growth strategy.

Our growth strategy subjects us to various risks. As part of our growth strategy, we have expanded and may further expand existing facilities, build additional plants, acquire other businesses and steel assets (such as our anticipated acquisition of Roanoke), enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

•       the difficulty of competing for acquisitions and other growth opportunities with companies having greater financial resources than ours;

•       the difficulty of integrating the acquired operations and personnel into existing businesses;

•       the potential disruption of ongoing businesses;

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

•       the risk of contractual or operational liability to other venture participants or to third parties as a result of the participation by us;

•       the inability to work efficiently with joint venture or strategic alliance partners; and

•       the difficulties of terminating joint ventures or strategic alliances.

There are risks associated with acquisitions.

The success of any future acquisition, such as our anticipated acquisition of Roanoke, will depend substantially on our ability to integrate the acquired operations successfully with our existing operations in an efficient and effective manner. If we are unable to integrate new operations successfully, our financial results could suffer. Additional risks associated with acquisitions include the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the potential assumption of unknown liabilities, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience.

Equipment downtime or shutdowns could adversely affect our business, financial condition, results of operations or prospects.

Steel manufacturing processes are dependent on critical steelmaking equipment, such as furnaces, continuous casters, rolling mills and electrical equipment (such as transformers), and this equipment may incur downtime as a result of unanticipated failures or other events, such as fires or furnace breakdowns, as well as other unusual and unplanned maintenance requirements. Our manufacturing plants have experienced, and may in the future experience plant shutdowns or periods of reduced production as a result of such equipment failures or other events. These disruptions could have an adverse affect on our operations, customer service levels and financial results.

Environmental regulation imposes costs and limitations on our operations.

We are subject to the risk of environmental liability and limitations on our operations brought about by the requirements of environmental laws and regulations. We are subject to various federal, state and local environmental, health and safety laws and regulations concerning such issues as air emissions, wastewater discharges, solid and hazardous materials and waste handling and disposal, and the investigation and remediation of contamination. These laws and regulations are increasingly stringent. While we believe that our facilities are and will continue to be in material compliance with all applicable environmental laws and regulations, the risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of the business, and it is possible that future conditions may develop, arise or be discovered that create substantial environmental remediation liabilities and costs. For example, steelmaking operations produce some waste products, such as electric arc furnace dust, which are classified as hazardous waste and must be properly disposed of under applicable environmental laws. These laws can impose clean up liability on generators of hazardous waste and other substances that are shipped off-site for disposal, regardless of fault or the legality of the disposal activities. Other laws may require us to investigate and remediate contamination at our properties, including contamination that was caused in whole or in part by third parties. While we believe we can comply with environmental legislation and regulatory requirements and that the costs of doing so have been included within budgeted cost estimates, it is possible that this compliance will prove to be more limiting and costly than anticipated.

In addition to potential clean up liability, in the past we have been, and in the future may become, subject to monetary fines and penalties for violation of applicable laws, regulations or administrative conditions. We may also be subject from time to time to legal proceedings brought by private parties or governmental agencies with respect to environmental matters, including matters involving alleged property damage or personal injury.

Technology, operating and start-up risks associated with our scrap substitute projects, such as our Iron Dynamics project and our Mesabi Nugget joint venture, may prevent us from realizing the anticipated benefits from one or both of these projects and could result in a loss of currently invested funds, as well as future required funding for the ongoing operation of Iron Dynamics and the commercialization of the nugget project.

If we should abandon or substantially reduce the scope of our ongoing Iron Dynamics project, we will not be able to realize the expected benefits of this project and could suffer the loss of all or a substantial part of our entire investment. As of December 31, 2005, investment in the Iron Dynamics project was approximately $190 million. Since 1997, we have been involved in the development and commercialization of a pioneering process of producing a form of iron to serve as a lower cost substitute for a portion of the metallic raw material mix that goes into the Flat Roll Division’s electric arc furnaces to be melted into new steel. This scrap substitute project involves processes that are based on various technical assumptions and new applications of technologies that have yet to be fully commercially proven. The Iron Dynamics project has taken considerably longer and has required us to expend considerably greater resources than originally anticipated.

While we remain optimistic that certain continuing operational difficulties with the equipment, technology, systems and processes can be resolved, the Iron Dynamics facility may not be able to consistently operate or be able to produce steel scrap substitute material, whether direct reduced iron, hot briquetted iron or liquid pig iron, in the quantities and for costs that will enable it to be cost competitive with scrap or with purchased pig iron. Moreover, the Iron Dynamics facility may experience additional shutdowns or equipment failures.

We also plan to invest approximately $30 million over the next year in Mesabi Nugget, a joint venture with Kobe Steel, Ltd. Cleveland-Cliffs, Inc. and Ferrometrics, Inc. to build an iron nugget plant using Kobe’s proprietary ITmK3® process. We and our other joint venture partners have successfully built and operated a small scale pilot project using this process. However, while we believe that a full scale commercial plant should work as well as the pilot project and that, when built, it should be capable of consistently producing iron nuggets in sufficient quantities and with a cost structure that will compare favorably with the cost of scrap and of other scrap substitute products, including pig iron, there can be no assurance that these expectations can be achieved. If Mesabi Nugget encounters cost overruns, construction delays or systems or process difficulties during or after start-up, the anticipated capital and other costs could materially increase, the expected operating cost benefits from the development of the iron nugget product could be diminished or lost, and we could also lose our investment in the project.

Our senior secured credit agreement, the indenture relating to its 9½% senior unsecured notes due 2009 and the indenture relating to its 4% convertible subordinated notes due 2012 contain restrictive covenants that may independently limit our flexibility.

Restrictions and covenants in our existing debt agreements, including our senior secured credit agreement, the indenture relating to our 9½% senior unsecured notes due 2009, and the indenture relating to our 4% convertible subordinated notes due 2012 and any future financing agreements, may impair our ability to finance future operations or capital needs or to engage in other business activities. Specifically, these agreements restrict our ability to:

•       incur additional indebtedness;

•       pay dividends or make distributions with respect to our capital stock;

•       repurchase or redeem capital stock;

•       make certain investments;

•       create liens and enter into sale and leaseback transactions;

•       make certain capital expenditures;

•       enter into transactions with affiliates or related persons;

•       issue or sell stock of certain subsidiaries;

•       sell or transfer assets; and

•       participate in some joint ventures, acquisitions or mergers.

A breach of any of the restrictions or covenants in one or more of these debt agreements could cause a default under our senior secured credit agreement, other debt or the notes and a significant portion of our indebtedness may become immediately due and payable. We are in compliance with these restrictions and covenants at February 28, 2006 and expect to remain in compliance during the next twelve months.

Our stock price may be volatile and could decline substantially.

Our stock price may decline substantially as a result of the volatile nature of the stock market and other factors beyond our control. Many factors may cause the market price of our common stock to decline, including:

•       the failure of operating results to meet the expectations of securities analysts or investors in any quarter;

•       downward revisions in securities analyst estimates of our earnings or of general market or economic conditions;

•       consolidation by other competitors in the industry;

•       speculation regarding potential acquisitions or takeovers;

•       material company or industry announcements by us or our competitors;

•       market perceptions concerning the steel cycle and our future earnings prospects;

•       sales of a substantial number of shares of our common stock;

•       governmental regulatory action; or

•       adverse changes in general market conditions or economic trends.

Shares eligible for public sale could adversely affect our stock price.

The future sale of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could significantly reduce our stock price. It could also make it more difficult for us to raise funds through equity offerings in the future. As of March 6, 2006, we had 43,644,062 shares of our common stock outstanding. This number does not include the 6,762,874 shares of common stock that are issuable upon conversion of our 4% convertible subordinated notes due 2012, our anticipated issuance of approximately 4,459,100 shares to Roanoke Electric Steel shareholders in the pending merger, or approximately 1,553,126 shares reserved as of December 31, 2005, for issuance in connection with outstanding stock options or incentive plans. In addition, large institutions or other holders may from time to time take positions in or in derivative securities representing shares of our common stock. All of these shares are or, when issued, would be eligible for public sale, and, if sold in substantial amounts in relation to demand for our shares, could result in a decline in our stock price.

We may not continue to pay cash dividends in the future.

From the time of our initial public offering in 1996, through June 2004, we did not declare cash or other dividends on our common stock. Both in July and October 2004, we paid a cash dividend of 7½ cents per share and for the fourth quarter of 2004, increased the quarterly cash dividend to 10 cents per share. We paid cash dividends of 10 cents per share for each quarter of 2005, and we recently announced a regular 10 cent dividend and a special 10 cent dividend for the first quarter of 2006 and our expectation to continue both for the balance of 2006. We cannot assure you, however, that we will continue to pay cash dividends, or, if we do, that we will do so at the current rate. We may elect at any time to retain all future earnings for use in the operation of our business and to fund future growth. Moreover, the terms of our senior secured credit agreement and the indenture relating to our senior notes impose specified restrictions on our ability to pay cash dividends. Even if these restrictions are removed, any future cash dividends will depend upon our results of operations, financial condition, cash requirements, and other factors.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our properties, including those of our wholly-owned subsidiaries, are located in Indiana, excluding one steel processing facility which is located in Lake City, Florida.  These properties are owned by us and are not subject to any major encumbrances.  We believe these properties are suitable and adequate for our current operations and are appropriately utilized.  The following table describes these properties as of February 28, 2006.

	Location	Property Type	Site Acreage
Steel Operations:
Flat Roll Division	Butler, IN	Steel Manufacturing Facility	1,070
Separate Galvanizing Facility	Jeffersonville, IN	Steel Coating Facility (see Note 1 below)	25
Structural & Rail Division	Columbia City, IN	Steel Manufacturing Facility	690
Bar Products Division	Pittsboro, IN	Steel Manufacturing Facility	285
Steel Scrap Substitute & Other Operations:
New Millennium Building Systems
Joist & Deck Facility	Butler, IN	Steel Fabrication Facility	95
Joist & Deck Facility	Lake City, FL	Steel Fabrication Facility	70
Iron Dynamics	Butler, IN	Scrap Substitute Manufacturing Facility	25
Corporate Headquarters	Fort Wayne, IN	Office Building (50,000 square feet)	N/A

Note 1.             Our Jeffersonville, Indiana galvanizing facility is situated on approximately 25 acres that are currently owned by the City of Jeffersonville. We are party to a sublease by and between ourselves and the City of Jeffersonville acting by and through the Jeffersonville Redevelopment Commission, as the lessor. We are currently paying for the related property taxes, and we intend to own the property in 2014.

ITEM 3.                LEGAL PROCEEDINGS

On August 4, 2004, the Oakland County (Michigan) Circuit Court granted Steel Dynamics’ motion to dismiss General Motors Corporation’s complaint for breach of a remaining year of an alleged two year steel supply contract, which GM had filed on March 18, 2004. The Court dismissed the complaint, with prejudice, for failure to state any legally sufficient claim. Therefore, General Motors appealed this decision to the Michigan Court of Appeals but on March 9, 2006, GM requested that its appeal be withdrawn and asked The Court to dismiss its appeal with prejudice.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K. Our common stock trades on The NASDAQ Stock Market under the symbol STLD. The reported high and low sales prices of our common stock and our dividend information for the two most recent fiscal years are set forth in the following table (in dollars):

	Common Stock Market Price		Dividends
	High	Low	Declared
2004
First Quarter	$25.87	$20.85	$—
Second Quarter	29.09	20.77	—
Third Quarter	39.38	27.93	.15
Fourth Quarter	42.44	29.40	.10
2005
First Quarter	46.40	32.86	.10
Second Quarter	35.05	25.04	.10
Third Quarter	35.41	26.13	.10
Fourth Quarter	36.71	26.63	.10

As of March 6, 2006 we had 43,644,062 shares of common stock outstanding and held beneficially by approximately 8,500 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,300) is not representative of the number of beneficial holders.

We declared our first quarterly dividend during July 2004 and continued quarterly dividends throughout 2005. We also declared a regular dividend of 10 cents and a special dividend of 10 cents for the first quarter of 2006 and anticipate continuing comparable quarterly cash dividends during 2006. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Issuer Purchases of Equity Securities

We purchased no equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2005.

In October 2004, our board of directors announced the approval of a share repurchase program authorizing the company to repurchase up to 5 million shares, or approximately 5%, of our then outstanding common stock. Our board of directors increased the number of shares authorized for repurchase under this program from 5 million to 7.5 million shares in April 2005, at which time we had already repurchased the initial 5 million shares. We completed the repurchase of the additional 2.5 million shares by July 2005. As of March 6, 2006, there are no remaining authorized shares for repurchase available under this program.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial and operating data of Steel Dynamics. The selected consolidated financial and operating data as of and for each of the years in the five-year period ended December 31, 2005 were derived from our audited consolidated financial statements.  You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

You should also read the following information in conjunction with the data in the table on the following page:

•       For purposes of calculating our “ratio of earnings to fixed charges”, earnings consist of earnings from continuing operations before income taxes and extraordinary items, adjusted for the portion of fixed charges (as defined below) deducted from these earnings, plus amortization of capitalized interest. Fixed charges consist of interest on all indebtedness, including capitalized interest, and amortization of debt issuance costs. For the year ended December 31, 2001, earnings were insufficient to cover fixed charges by $7.3 million.

•       For purposes of reporting our shipments and production, “Steel” operations include our Flat Roll Division, Structural and Rail Division and Bar Products Division and “Other” operations include New Millennium Building Systems, Paragon Steel Enterprises and Iron Dynamics.

•       For purposes of calculating our “working capital”, we deduct total current liabilities from total current assets as reported on our consolidated balance sheets.

	Years Ended December 31,
	2005		2004		2003		2002		2001
	(dollars in thousands, expect per share data)
Operating data:
Net sales	$2,184,866		$2,144,913		$987,248		$864,493		$606,984
Cost of goods sold	1,699,717		1,541,423		841,920		646,958		527,713
Gross profit	485,149		603,490		145,328		217,535		79,271
Selling, general and administrative expenses	91,974		96,581		48,721		59,168		53,346
Operating income	393,175		506,909		96,607		158,367		25,925
Interest expense	34,341		38,907		34,493		30,201		18,480
Gain from debt extinguishment	—		—		13,987		—		—
Other (income) expense	(1,792)		(7,031)		664		3,689		2,333
Income before income taxes	360,626		475,033		75,437		124,477		5,112
Income tax expense	138,841		179,719		28,289		46,600		1,968
Net income	$221,785		$295,314		$47,148		$77,877		$3,144
Basic earnings per share	$4.97		$5.99		$.99		$1.65		$.07
Weighted average common shares outstanding	44,621		49,287		47,829		47,144		45,655
Diluted earnings per share	$4.35		$5.27		$.91		$1.64		$.07
Weighted average common shares and share equivalents outstanding	51,642		56,527		54,890		47,592		45,853
Cash dividends declared per share	$.40		$.25		$—		$—		$—
Other financial data:
Capital expenditures	$63,386		$102,046		$137,269		$142,600		$90,714
Ratio of earnings to fixed charges	9.88	x	10.02	x	2.54	x	3.32	x	0.79	x
Other data:
Shipments (net tons)
Steel operations	3,559,371		3,423,372		2,799,760		2,357,528		1,945,479
Other operations	460,448		359,410		206,718		204,153		183,648
Intercompany	(426,087)		(350,660)		(189,230)		(171,339)		(165,525)
Consolidated	3,593,732		3,432,122		2,817,248		2,390,342		1,963,602
Steel operations production (net tons)	3,616,480		3,468,123		2,950,249		2,488,342		2,015,991
Man-hours per hot band ton produced	.30		.30		.30		.31		.37
Shares outstanding (in thousands)	43,184		48,486		48,645		47,581		45,743
Number of employees	1,795		1,645		1,397		869		676
Balance sheet data:
Cash and equivalents	$65,518		$16,334		$65,430		$24,218		$78,241
Working capital	518,556		444,311		254,631		197,353		194,093
Net property, plant and equipment	999,969		1,024,044		1,001,116		929,338		852,061
Total assets	1,757,687		1,733,619		1,448,439		1,275,696		1,180,098
Long-term debt (including current maturities)	440,575		448,379		607,574		555,450		599,924
Stockholders’ equity	879,868		847,122		587,233		521,660		418,575

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Operations

We are one of the largest steel producers in the United States based on an estimated annual steelmaking capability of 4.2 million tons, with 2005 consolidated shipments totaling 3.6 million tons. We produce steel principally from steel scrap, using electric arc melting furnaces, continuous casting and automated rolling mills. Our operations are currently comprised of the following three primary steelmaking facilities:

•       Our Flat Roll Division which produces flat roll sheet steel and sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as thinner gauge hot rolled, galvanized and painted products.

•       Our Structural and Rail Division which produces and sells structural steel beams, pilings and other steel components. This facility is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. This division shipped limited amounts of industrial-quality rail throughout 2005, and anticipates shipping standard rail during the first half of 2006.

•       Our Bar Products Division which produces and sells special bar-quality and merchant bar-quality rounds and round-cornered squares and limited amounts of rebar.

Our steel operating divisions sell directly to end-users and service centers. Our products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

We also have other operations which include a scrap substitute manufacturing facility, referred to as Iron Dynamics; two steel fabrication facilities which produce trusses, girders, steel joists and steel decking, referred to as New Millennium Building Systems, and a 50%-owned trading and processing facility that receives revenue from the further processing, or slitting, and sale of certain secondary and excess prime steel products.

Income Statement Classifications

Net Sales.   Our total net sales are a factor of net tons shipped, product mix and related pricing. Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales. We charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based on our cost of production. We also charge marginally higher prices for our value-added products. These products include hot rolled and cold rolled galvanized products, cold rolled products, and painted products from our Flat Roll Division and certain special bar quality products from our Bar Products Division.

Costs of Goods Sold.   Our costs of goods sold represents all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are steel scrap and scrap substitutes, alloys, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and transportation, and freight. Our metallic raw materials, steel scrap and scrap substitutes, represent the most significant component of our costs of goods sold.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include labor and benefits, professional services, financing cost amortization, property taxes, profit-sharing expense and start-up costs associated with new projects.

Interest Expense.   Interest expense consists of interest associated with our senior credit facilities and other debt agreements as described in the notes to our financial statements net of capitalized interest costs that are related to construction expenditures during the construction period of capital projects.

Other (Income) Expense.   Other income consists of interest income earned on our cash balances and any other non-operating income activity, including gains on certain short-term investments. Other expense consists of any non-operating costs.

Operating Results 2005 vs. 2004

Net income was $221.8 million or $4.35 per diluted share during 2005, compared with $295.3 million or $5.27 per diluted share during 2004. When compared to 2004, our 2005 average consolidated selling price per ton shipped decreased $17. We experienced a compression of 6% in our gross margin percentage not only due to reduced product pricing, but also due to increased costs associated with our manufacturing processes caused by a change in the types of products produced and higher energy costs.

Gross Profit.   During 2005, our net sales increased slightly to $2.2 billion while our consolidated shipments increased 162,000 tons, or 5%, to 3.6 million tons, when compared to 2004. The increase in shipments was primarily due to increased shipments of 93,000 tons from our Structural and Rail Division, as a result of increased demand for structural products for the commercial construction industry and 39,000 tons from our Bar Products Division, as a result of the division’s continued efforts to penetrate the special-bar-quality market.  The special-bar-quality market is dominated by long-term customer supply contracts. Our Bar Products Division started operations in January 2004 and since that time has been selling into the spot-market and commissioning various products for customer testing and certification to develop customer relationships and pursue long-term customer supply contracts. The Bar Products Division will be completing construction of a bar finishing facility during the first quarter of 2006 to add processing and inspection capabilities critical to developing longer term supply arrangements.

As depicted by the following graph, our fourth quarter of 2005 average consolidated selling price per ton shipped decreased $91 compared with the fourth quarter of 2004, and increased $79 compared with the third quarter of 2005. Currently we have orders for the first quarter of 2006 that suggest we will achieve slightly higher average selling prices than experienced during the fourth quarter of 2005. Domestic demand for flat rolled products was weaker than expected during the first half of 2005 due to excessive inventories at steel service centers and end users. Inventories declined through the first half and the market for flat rolled products improved early in the second half and stabilized through year-end. Scrap prices fluctuated significantly through the year but did not reach the historic highs seen in 2004. Non-residential construction activity improved throughout 2005 resulting in stronger demand for structural steel, fabricated steel joists and decking and flat rolled steel products.

The following table depicts our product mix by major product category based on tons shipped for the indicated periods. Generally, we incur higher production costs when manufacturing value-added products, such as cold rolled, galvanized, and painted flat roll steels; and special-bar-quality steels. During 2005, we also experienced an increase in electricity and natural gas costs. Combined electricity and natural gas costs were 9% and 8% of total costs of goods sold during 2005 and 2004, respectively; however, these costs increased to 11% of our total costs of goods sold during the second half of 2005 as energy costs increased and as some of our previously hedged gas positions expired at lower costs. Given our existing hedged position and current market dynamics, we expect to continue to experience somewhat higher natural gas costs; however, we have experienced a moderation in the costs from the highs realized in the third quarter of 2005, and we do not expect this to have a material adverse impact on our results of operations in 2006 as natural gas consumption is a much less significant component in the production of steel through electric arc furnace operations, such as ours, than in traditional steel manufacturing blast furnace operations.

		2003	2004	2005
Flat Roll	Hot Band	39%	26%	27%
	Pickled & Oiled	8	4	5
	Cold Rolled	7	5	4
	Cold Rolled Galvanized	11	13	11
	Hot Rolled Galvanized	13	11	10
	Post Anneal	3	1	*
	Painted	—	5	5
Structural	Wide Flange Beams & H-Piling	16	20	21
Bar	SBQ & Merchant Shapes	—	9	9
Rail	Industrial	—	*	*
Fabrication	Joist, Girders & Decking	3	3	4
Alternative Iron Units	Liquid & Briquette Iron	1	5	6

(* indicates shipments of less than 1%)

Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost. Our metallic raw material cost per net ton consumed decreased $19 during 2005 as compared to 2004. Historically our metallic raw material costs represented between 45% and 50% of our total manufacturing costs; however, during the last two years this percentage has increased to 56% and 65% during 2004 and 2005, respectively, as the industry has experienced historically high steel scrap prices. This increase in the cost of our primary raw material as a percentage of our total manufacturing costs necessitated the initiation of a surcharge mechanism which was adopted by the steel industry during the first quarter of 2004. The surcharge is derived from an indexed scrap number and designed to pass some of the increased costs associated with rising metallic prices to our customers. As these costs decrease, the surcharge also declines. During a portion of the second and third quarters of 2005, steel scrap prices were below the indexed surcharge numbers, and in some instances, no surcharge was utilized in determining prices for our products.  During the fourth quarter of 2005, our metallic raw material cost per net ton consumed increased $41 as compared to the third quarter, and surcharges were utilized. We anticipate relatively flat metallic raw material consumption costs during the first quarter of 2006 on a linked-quarter comparison.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $92.0 million during 2005, as compared to $96.6 million during 2004, a decrease of $4.6 million, or 5%. Our total selling, general and administrative expenses represented 4% and 5% of net sales, during 2005 and 2004, respectively. Included in our selling, general and administrative expenses are costs related to our performance-based profit sharing plan, which is based on 6% of pretax earnings, and totaled $23.0 million and $28.7 million during 2005 and 2004, respectively.

Interest Expense.   During 2005, gross interest expense decreased $10.8 million, or 23%, to $35.1 million, and capitalized interest decreased $6.2 million to $730,000, as compared to 2004. This decrease in gross interest expense was the result of interest expense of $6.0 million that was recorded during 2004 in conjunction with a one-time short-term U.S. Treasury bond transaction. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our Bar Products Division and Structural & Rail Division. We currently anticipate gross interest expense to remain relatively consistent with 2005 levels throughout the next twelve months.

Other (Income) Expense.   Other income was $1.8 million during 2005, as compared to $7.0 million during 2004. During the third quarter of 2005, we recorded gains of $1.3 million from the sale of certain equity securities. During the first quarter of 2004, we entered into a short-term U.S. Treasury bond transaction to generate net interest income in an increasing interest rate environment and to generate capital gains. This transaction was completed during the fourth quarter, and we recorded associated gains of $5.4 million during 2004.

Income Taxes.   During 2005, our income tax provision was $138.8 million, as compared to $179.7 million during the same period in 2004. Our effective income tax rate was increased to 38% for the second half of 2004 due to increased profitability. We further increased our effective income tax rate to 38.5% beginning January 1, 2005 in anticipation of the year’s expected profitability levels and the resulting impact to our state income taxes. We currently expect the effective income tax rate to remain at 38.5% for 2006.

Operating Results 2004 vs. 2003

Net income was $295.3 million or $5.27 per diluted shared during 2004, compared with $47.1 million or $.91 per diluted share during 2003. This increase in our net income during 2004 was due to increased selling values and shipping volumes.

Gross Profit.   During 2004, our net sales increased $1.2 billion, or 117%, to $2.1 billion, and our consolidated shipments increased 615,000 tons, or 22%, to 3.4 million tons, compared with 2003. The increase in consolidated shipments was primarily due to increased shipments to external customers of 316,000 tons from our Bar Products Division, which started commercial operations during the first quarter of 2004, and an increase of 268,000 tons from our Structural and Rail Division, which completed its second full year of operations. Our average consolidated selling price for 2004 increased 79% to $625 per ton compared with 2003. We experienced an increase in demand and product base-pricing during 2004; however, our increase in selling values during that time was also due in part to the steel industry’s initiation of a surcharge mechanism at the beginning of 2004. This surcharge is derived from an indexed scrap number and designed to pass some of the increased costs associated with rising metallic prices through to the industry’s customers.

Our average annual 2004 metallic raw material cost per net ton charged increased $115 when compared with 2003. Metallic raw materials, specifically steel scrap and scrap substitutes, represent the most significant cost component of our steel operation’s production processes. As a percentage of total costs of goods sold during 2004, these costs represented 65%, an increase of 13% compared with 2003. This increase in the cost of our primary raw material as a percentage of our total manufacturing costs necessitated the surcharge.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $96.6 million during 2004, as compared to $48.7 million during 2003, an increase of $47.9 million, or 98%. This increase was primarily attributed to increased profit sharing and bonus compensation expense of $27.7 million, which correlates to the increase in our pretax earnings.  Our profit sharing pool is calculated as a percentage of our pretax earnings. During 2003, and the first half of 2004, the profit sharing pool was based on 5% of pretax earnings. During the second half of 2004, upon approval of our board of directors, the allocation was increased to 6%.  During 2004 and 2003, selling general and administrative expense represented 5% of net sales.

Interest Expense.   During 2004, gross interest expense increased 8% to $45.8 million and capitalized interest decreased $885,000 to $6.9 million, as compared to 2003. During 2004, we recorded interest expense of $6.0 million in conjunction with a one-time short-term U.S. Treasury bond transaction. The interest capitalization that occurred during 2004 resulted from the interest required to be capitalized with respect to construction activities at our Bar Products and Structural and Rail divisions.

Other (Income) Expense.   Other income was $7.0 million during 2004, as compared to other expense of $664,000 during 2003. During the first quarter of 2004, we entered into a short-term U.S. Treasury bond transaction to generate net interest income in an increasing interest rate environment and to generate capital gains. This transaction was completed during the fourth quarter and we recorded associated gains of $5.4 million during 2004. We also recorded a $1.0 million gain from the early extinguishment of debt associated with our Structural and Rail Division during the second quarter of 2004.

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

Working Capital.   During 2005, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $26.5 million to $435.4 million compared to December 31, 2004. Due to decreased selling prices, trade receivables decreased $12.2 million, or 5%, during 2005 to $241.7 million, of which 98% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 16% and 15% of our outstanding trade receivables at December 31, 2005 and 2004, respectively. During 2005, our inventories increased $17.2 million, or 5%, to $398.7 million. Raw materials and supplies increased $33.8 million, while finished goods inventories decreased $21.0 million. The increase in raw material and supplies was driven by the increased costs and volumes of alloys required as product diversification increases at our Bar Products Division and by the addition of inventories at our New Millennium Lake City, Florida plant, which began operations during the first quarter of 2005. The decrease in our finished goods inventories resulted from record shipments at our Structural & Rail Division which reduced finished goods inventories by 76,000 tons, or 57%, during 2005. Our trade payables and accruals decreased $21.4 million, or 9%, during 2005, due to the timing of funding certain payables.

Capital Expenditures.   During 2005, we invested $63.4 million in property, plant and equipment, of which $18.0 million, or 28%, related to the expansion of our joist and deck operations, and the remainder represented improvement projects for our existing facilities. We believe these capital investments will increase our net sales and related cash flows as each project develops.

Capital Resources.   During 2005, our total outstanding debt, including unamortized bond premium, decreased $7.8 million to $440.6 million. Our long-term debt to capitalization ratio, representing our long-term debt divided by the sum of our long-term debt and our total stockholders’ equity, was 33% and 34% at December 31, 2005 and 2004, respectively.

Long-term Debt.   On September 7, 2005, we replaced our $230 million 4-year revolving credit facility with a new 5-year $350 million senior secured revolving credit facility, which includes a provision to increase the new facility by as much as $100 million under certain circumstances. The proceeds from the revolver will be available for working capital and other general corporate purposes, including merger and acquisition activity. As a result of this refinancing, we expensed $1.9 million of previously capitalized financing costs associated with the refinanced debt and capitalized $1.7 million in costs associated with the new facility. At December 31, 2005 and 2004, there were no outstanding borrowings under the then existing revolving credit facilities.

The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiaries receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. We were in compliance with these covenants at December 31, 2005, and expect to remain in compliance during the next twelve months.

Due to the increasing interest rate environment during 2005 and anticipated in 2006, we entered into three forward interest rate agreements during 2005 to lock the six-month LIBOR in-arrears setting of our $200 million fair value interest rate swap through March 15, 2006. We recorded gains of $1.0 million during 2005 as a result of these contracts being recorded at fair market value. At December 31, 2005, one forward interest rate agreement remained in place locking the six-month LIBOR in-arrears setting at 4.1% through March 15, 2006.

Share Repurchases.   On April 20, 2005, we announced the approval of our board of directors to increase the shares available for the company to repurchase from 5 million shares to 7.5 million shares pursuant to the 2004 share repurchase program. At September 30, 2005, we had repurchased the entire 7.5 million shares, of which 5.9 million shares were purchased during 2005, pursuant to the program, in the open market at an average price of $32 per share.

Announced Merger.   On October 18, 2005, we announced the execution of a definitive agreement to merge with Roanoke Electric Steel Corporation. Pursuant to the merger agreement, Roanoke stockholders will receive a fixed consideration equal to .400 shares of our common stock plus $9.75 in cash for each share of Roanoke stock outstanding at the effective date of the merger. At February 14, 2006, Roanoke had 11,354,401 shares outstanding. We plan to use current cash reserves to fund the cash portion of this acquisition. Completion of the merger is subject to Roanoke stockholder approvals, certain regulatory approvals and the satisfaction or waiver of customary conditions. The definitive merger agreement contains certain termination rights for both parties, including a provision for a termination fee of $7.5 million plus expenses to be paid to us if the transaction is terminated under certain circumstances.

Roanoke has steel manufacturing facilities in Roanoke, Virginia and Huntington, West Virginia. These facilities produce angles, rounds, flats, channels, beams, special sections and billets, which are sold to steel service centers, fabricators, original equipment manufacturers and other steel producers. Roanoke also has subsidiaries involved in steel fabrication, including steel joist and truck trailer beams, and has two steel scrap processing locations.

Other.   Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulation factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next two years for making required payments of principal and interest on our indebtedness, funding working capital requirements and funding anticipated capital expenditures.

During 2006, we currently anticipate spending approximately $100 million on capital improvement projects at our existing facilities and on, among others, the following capital projects:  approximately $40 million in connection with an addition of a paint line at our Jeffersonville galvanizing facility, $15 million in connection with construction of a bar finishing facility at our Bar Products Division, $15 million in connection with construction of a rail welding facility at our Structural and Rail Division, and $30 million of various smaller individual projects at our existing operations. These amounts do not include capital requirements that may arise from our involvement in new joint ventures or merger and acquisition activity that may occur throughout the year.

During 2005, we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $6.3 million. Based on our current abatements and incentive credits, and utilizing our existing long-lived asset structure, we estimate the remaining annual effect on future operations to be approximately $5.4million, $4.9 million, $4.1 million, $3.4 million, $1.9 million, $1.5 million, $1.3 million, $153,000 and $92,000, during the years 2006 through 2014, respectively.

Contractual Obligations and Other Long-Term Liabilities

We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted accounting principles. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2005 (dollars in thousands):

	Payments Due By Period
	Total	2006	2007 & 2008	2009 & 2010	2011 & After
Long-term debt(1)	$435,116	$2,156	$1,902	$301,604	$129,454
Estimated interest payments on debt and interest rate swap payments(2)	140,298	35,189	70,233	18,672	16,204
Purchase obligations(3)	38,210	25,481	7,403	5,326	—
Construction commitments(4)	10,057	10,057	—	—	—
Total	$623,681	$72,883	$79,538	$325,602	$145,658

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

(2)          The estimated interest payments shown above assume interest rates of 9.5% on our $300 million senior unsecured notes due March 15, 2009, 4.0% on our $115 million convertible subordinated notes due December 15, 2012, and 6.9% on our other fixed rate debt of approximately $20.1 million.

(3)          Purchase obligations include commitments we have for the purchase of natural gas and its transportation to be utilized within our production process. These arrangements have “take or pay” or other similar commitment provisions. We have fully utilized all such “take or pay” requirements during the past three years under these contracts.

(4)          Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2005.

Other Matters

Inflation

We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2005, we incurred costs related to the monitoring and compliance of environmental matters in the amount of $15.4 million and capital expenditures related to environmental compliance of $215,000. Approximately 65% of the costs incurred during 2005 for monitoring and compliance were related to the normal transportation of certain types of waste produced in the steelmaking process in accordance with legal requirements. No environmental remediation costs were incurred during 2005, and there were no outstanding contingent matters related to environmental remediation; therefore, there were no related accruals recorded at December 31, 2005. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years, and we may become subject to more stringent environmental laws and regulations in the future.

Recent Accounting Pronouncements and Developments

In Note 1 to our consolidated financial statements, we discuss new accounting policies adopted by Steel Dynamics during 2005 and the expected financial impact of accounting policies recently issued or proposed but not yet required to be adopted.

In December 2004, the FASB issued FAS No. 123R (FAS 123R), “Share-Based Payments.” FAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as our employee stock option plans, as an expense in the financial statements. Based on our preliminary research and evaluations, we believe that our adoption of FAS 123R on January 1, 2006, will result in a reduction of first quarter net earnings by approximately $820,000, or $.02 per diluted share.

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

Revenue Recognition and Allowance for Doubtful Accounts.   We recognize revenues from sales and the allowance for estimated costs associated with returns from these sales when the title of the product transfers upon shipment. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. Our steel joist and steel decking operation, New Millennium Building Systems, recognizes revenues from construction contracts on a percentage of completion method based on steel consumed to date as a percentage of the estimated total steel required for each contract. New Millennium accounted for 6% of our 2005 net sales.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2005 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
Expected maturity date:	Principal	Average Rate	Principal	Average Rate
2006	$2,156	2.2%	$—	—%
2007	1,182	4.3	—	—
2008	720	7.7	—	—
2009	100,772	9.5	200,000	10.5
2010	832	7.7	—	—
Thereafter	129,453	4.4	—	—
Total	$235,115	6.6	$200,000	10.5
Fair value	$368,708		$207,861

Commodity Risk

In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand. During 2005, approximately 10% of our net sales were under fixed-price contracts with greater than twelve month commitments.

Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 3 years. During the years ending December 31, 2006, 2007 and 2008, we have commitments for natural gas and its transportation with “take or pay” or other similar commitment provisions for approximately $25.5 million, $7.4 million and $5.3 million, respectively. We fully utilized all such “take or pay” requirements during the past three years and purchased $36.6 million, $20.5 million and $16.9 million, during the years ended December 31, 2005, 2004 and 2003, respectively, under these contracts. We believe that our production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2007. The contract designates 180 hours annually as “interruptible service” and establishes an agreed fixed rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

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

Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ KEITH E. BUSSE	/s/ GARY E. HEASLEY
Chairman, President &	Vice President &
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Steel Dynamics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Dynamic Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Steel Dynamics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Fort Wayne, Indiana
February 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steel Dynamics, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Fort Wayne, Indiana
February 22, 2006

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and equivalents	$65,518	$16,334
Accounts receivable, net of allowance for doubtful accounts of $5,351 and $5,138 as of December 31, 2005 and 2004, respectively	202,878	214,880
Accounts receivable-related parties	38,830	38,981
Inventories	398,684	381,488
Deferred income taxes	6,516	6,856
Other current assets	13,307	18,980
Total current assets	725,733	677,519
Property, plant and equipment, net	999,969	1,024,044
Restricted cash	1,588	989
Other assets	30,397	31,067
Total assets	$1,757,687	$1,733,619
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,067	$136,517
Accounts payable-related parties	4,475	5,371
Accrued interest	8,952	8,796
Other accrued expenses	80,527	75,750
Current maturities of long-term debt	2,156	6,774
Total current liabilities	207,177	233,208
Long-term debt:
Senior unsecured 9½% notes	300,000	300,000
Convertible subordinated 4.0% notes	115,000	115,000
Other secured debt	17,960	19,458
Unamortized bond premium	5,459	7,147
	438,419	441,605
Deferred income taxes	231,105	209,215
Minority interest	1,118	2,469
Commitments and contingencies
Stockholders’ equity:
Common stock voting, $.01 par value; 100,000,000 shares authorized; 53,055,720 and 52,435,059 shares issued; and 43,183,989 and 48,485,671 shares outstanding, as of December 31, 2005 and 2004, respectively	529	523
Treasury stock, at cost; 9,871,731 and 3,949,388 shares, as of December 31, 2005, and 2004, respectively	(270,905)	(84,141)
Additional paid-in capital	405,900	390,505
Retained earnings	744,344	540,235
Total stockholders’ equity	879,868	847,122
Total liabilities and stockholders’ equity	$1,757,687	$1,733,619

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Years Ended December 31,
	2005	2004	2003
Net sales:
Unrelated parties	$1,959,428	$1,885,387	$854,403
Related parties	225,438	259,526	132,845
Total net sales	2,184,866	2,144,913	987,248
Costs of goods sold	1,699,717	1,541,423	841,920
Gross profit	485,149	603,490	145,328
Selling, general and administrative expenses	91,974	96,581	48,721
Operating income	393,175	506,909	96,607
Interest expense	34,341	38,907	34,493
Gain from debt extinguishment	—	—	13,987
Other (income) expense	(1,792)	(7,031)	664
Income before income taxes	360,626	475,033	75,437
Income taxes	138,841	179,719	28,289
Net income	$221,785	$295,314	$47,148
Basic earnings per share	$4.97	$5.99	$.99
Weighted average common shares outstanding	44,621	49,287	47,829
Diluted earnings per share, including effect of assumed conversions	$4.35	$5.27	$.91
Weighted average common shares and share equivalents outstanding	51,642	56,527	54,890
Dividends declared per share	$.40	$.25	$—

See notes to consolidated financial statement

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Other
				Additional		Accumulated
	Shares		Common	Paid-In	Retained	Comprehensive	Treasury
	Common	Treasury	Stock	Capital	Earnings	Loss	Stock	Total
Balances at January 1, 2003	47,581	2,386	$499	$347,050	$210,106	$(7,106)	$(28,889)	$521,660
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	1,044	—	10	15,066	—	—	—	15,076
Issuance of treasury stock	33	(33)	—	212	—	—	395	607
Purchase of treasury stock	(13)	13	—	—	—	—	(176)	(176)
Comprehensive income:
Net income	—	—	—	—	47,148	—	—	47,148
Comprehensive income:
Unrealized loss related to interest rate swaps, net tax of $838	—	—	—	—	—	(1,397)	—	(1,397)
Reclassification adjustment related to interest rate swaps, net tax of $2,203	—	—	—	—	—	3,671	—	3,671
Unrealized gain on available-for-sale securities, net tax of $383	—	—	—	—	—	644	—	644
Total comprehensive income								50,066
Balances at December 31, 2003	48,645	2,366	509	362,328	257,254	(4,188)	(28,670)	587,233
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	1,424	—	14	27,885	—	—	—	27,899
Dividends declared	-	—	—	—	(12,333)	—	—	(12,333)
Issuance of treasury stock	15	(15)	—	292	—	—	190	482
Purchase of treasury stock	(1,598)	1,598	—	—	—	—	(55,661)	(55,661)
Comprehensive income:
Net income	—	—	—	—	295,314	—	—	295,314
Comprehensive income:
Unrealized gain related to interest rate swaps, net tax of $378	—	—	—	—	—	616	—	616
Reclassification adjustment related to interest rate swaps, net tax of $2,188	—	—	—	—	—	3,631	—	3,631
Unrealized gain on available-for-sale securities, net tax of $172	—	—	—	—	—	287	—	287
Reclassification adjustment for available-for-sale securities, net tax of $202	—	—	—	—	—	(346)	—	(346)
Total comprehensive income								299,502
Balances at December 31, 2004	48,486	3,949	523	390,505	540,235	—	(84,141)	847,122
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	621	—	6	15,395	—	—	—	15,401
Dividends declared	—	—	—	—	(17,676)	—	—	(17,676)
Purchase of treasury stock	(5,923)	5,923	—	—	—	—	(186,764)	(186,764)
Comprehensive income and net income	—	—	—	—	221,785	—	—	221,785
Balances at December 31, 2005	43,184	9,872	$529	$405,900	$744,344	$—	$(270,905)	$879,868

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$221,785	$295,314	$47,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,865	84,749	69,110
Deferred income taxes	22,230	107,404	28,836
Gain from debt extinguishment	—	—	(13,987)
Loss on disposal of property, plant and equipment	532	815	240
Minority interest	(1,351)	1,856	(1,068)
Changes in certain assets and liabilities:
Accounts receivable	12,153	(127,838)	(7,544)
Inventories	(17,196)	(196,992)	(31,292)
Other assets	1,551	(8,282)	(2,636)
Accounts payable	(25,746)	57,680	33,109
Accrued expenses	4,933	33,213	5,690
Net cash provided by operating activities	310,756	247,919	127,606
Investing activities:
Purchases of property, plant and equipment	(63,386)	(102,046)	(137,269)
Other investing activities	1,345	55	(8,075)
Net cash used in investing activities	(62,041)	(101,991)	(145,344)
Financing activities:
Issuance of long-term debt	268,706	188,292	191,820
Repayments of long-term debt	(276,510)	(347,487)	(144,009)
Issuance of common stock (net of expenses) and proceeds and tax benefits from exercise of stock options	15,401	27,899	15,288
Issuance (purchase) of treasury stock	(186,764)	(55,179)	219
Dividends paid	(18,276)	(7,452)	—
Debt issuance costs	(2,088)	(1,097)	(4,368)
Net cash provided by (used in) financing activities	(199,531)	(195,024)	58,950
Increase (decrease) in cash and equivalents	49,184	(49,096)	41,212
Cash and equivalents at beginning of year	16,334	65,430	24,218
Cash and equivalents at end of year	$65,518	$16,334	$65,430

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

Steel Operations.   Steel operations include the Flat Roll Division, the Structural and Rail Division and the Bar Products Division.

The Flat Roll Division accounted for 60%, 66% and 77% of the company’s consolidated net sales during 2005, 2004 and 2003, respectively. This gradual decrease reflects the company’s growth and increased product diversification through the continued ramp up of operations at the Structural and Rail Division which commenced operations in 2002 and the Bar Products Division which commenced operations in 2004.

The divisions operate technologically advanced mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting and automated rolling mills. The Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot-rolled products, galvanized products, and painted products. The Structural and Rail Division sells structural steel beams, pilings, and other steel components. This facility is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. The division shipped limited amounts of industrial-quality rail throughout 2005, and anticipates shipping standard rail during the first half of 2006. The Bar Products Division sells special bar quality and merchant bar quality rounds and round-cornered squares and limited amounts of rebar. The divisions sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

Steel Scrap Substitute and Other Operations.   The Iron Dynamics scrap substitute facility involves the pioneering of a process to produce direct reduced iron, to compact that material to form hot-briquetted iron (HBI), and to then convert the HBI into liquid pig iron. HBI and liquid pig iron are high quality steel scrap substitutes that are used in the company’s steelmaking operations.  Iron Dynamics experienced limited operational success and underwent significant equipment and procedural modifications. Throughout 2003, the company invested $13 million for capital expenditures required to implement a modified production process, and Iron Dynamics restarted operations mid-November 2003. IDI increased production of hot-briquetted iron and liquid pig iron from 173,000 tonnes and 47,000 tonnes in 2004, respectively, to 220,000 tonnes and 72,000 tonnes in 2005. The Company plans to invest an additional $7 million during 2006 to implement additional equipment modifications at Iron Dynamics with the expectation of increasing production.

The company also has two consolidated subsidiary operations: New Millennium Building Systems (NMBS), which receives revenue from the fabrication of trusses, girders, steel joists and steel decking for the non-residential construction industry and a 50%-owned trading and processing facility that receives revenue from the further processing, or slitting, and sale of certain secondary and excess prime steel products.

Significant Accounting Policies

Principles of Consolidation.   The consolidated financial statements include the accounts of SDI, together with its subsidiaries, after elimination of significant intercompany accounts and transactions. Minority interest represents the minority shareholders’ proportionate share in the equity or income of the company’s consolidated subsidiaries.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reclassifications.   Certain 2003 amounts have been reclassified to conform to the current income statement presentation. The company reclassified costs related to the receipt of materials, internal transportation of inventories and related employee salaries and benefits from selling, general and administrative expenses to costs of goods sold. The company’s 2003 gross margin percentage was reduced by 1% due to this reclassification; however, total operating income was not affected.

Revenue Recognition.   The company recognizes revenues from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product transfers. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience.  The company’s steel joist and steel decking operation, NMBS, recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to-date as a percentage of estimated total steel tons required by each contract. NMBS accounted for 6%, 4% and 5% of the company’s consolidated net sales during 2005, 2004 and 2003, respectively.

Freight Costs.   The company reflects freight costs associated with shipping its products to customers as a component of costs of goods sold.

Cash and Equivalents.   Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash are funds held in escrow for the company’s workers’ compensation insurance program.

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

Inventories.   Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following at December 31 (in thousands):

	2005	2004
Raw materials	$184,518	$174,254
Supplies	97,627	74,057
Work in progress	38,221	33,864
Finished goods	78,318	99,313
	$398,684	$381,488

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment.   Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress amounts and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from five to 12 years for plant, machinery and equipment and 20 to 30 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation for non-production assets is provided utilizing the straight-line depreciation methodology. Depreciation for production assets is provided utilizing the units-of-production depreciation methodology, based on units produced, subject to a minimum and maximum level. Depreciation expense was $86.7 million, $78.3 million and $64.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Concentration of Credit Risk.   Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments and accounts receivable. The company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure from any one institution. The company is exposed to credit risk in the event of nonpayment by customers principally within the intermediate steel processor, service center, automotive, transportation and construction industries. Changes in these industries may significantly affect management’s estimates and the company’s financial performance. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or  other security interests to support the customer receivable. Management’s estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company’s customers. Heidtman Steel Products (Heidtman) accounted for 10%, 12% and 13% of the company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

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

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the years ended December 31 (in thousands, except per share data):

	2005			2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$221,785	44,621	$4.97	$295,314	49,287	$5.99
Dilutive stock option effect	—	258		—	477
Convertible subordinated debt effect	2,659	6,763		2,668	6,763
Diluted earnings per share	$224,444	51,642	$4.35	$297,982	56,527	$5.27

	2003
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$47,148	47,829	$.99
Dilutive stock option effect	—	298
Convertible subordinated debt effect	2,731	6,763
Diluted earnings per share	$49,879	54,890	$.91

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

In the normal course of business, the company has limited involvement with derivative financial instruments in an effort to manage the company’s exposure to fluctuations in interest and foreign exchange rates. The company employs interest rate swap and forward-rate agreements, and periodically employs foreign currency exchange contracts as necessary.  At the time of acquiring financial instruments, the company designates and assigns these instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument. The company classified its derivative financial instruments as held or issued for purposes other than trading. The company recorded a loss of $275,000 for the year ended December 31, 2003 related to the ineffectiveness of its $100 million cash flow hedge which was terminated in October 2004. A loss of $705,000 was recorded in the fourth quarter of 2004 due to the termination of this swap. The company has not entered into any additional cash flow hedges from that time through December 31, 2005. The company recorded gains of $1.0 million during 2005 as a result of recording its various forward interest rate agreements at fair market value.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation.   For the three years ended December 31, 2005, the company had three incentive stock option plans, which are described more fully in Note 6, and accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, no stock-based employee compensation cost related to the incentive stock option plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock.

The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the years ended December 31 (in thousands, except per share data):

	2005	2004	2003
Net income, as reported	$221,785	$295,314	$47,148
Total stock-based employee compensation expense using the fair value based method, net of tax effect	(3,632)	(3,354)	(2,340)
Pro forma net income	218,153	291,960	44,808
Convertible subordinated debt effect, net of tax effect	2,659	2,668	2,731
Pro forma net income, diluted earnings per share	$220,812	$294,628	$47,539
Basic earnings per share:
As reported	$4.97	$5.99	$.99
Pro forma	4.89	5.92	.94
Diluted earnings per share:
As reported	$4.35	$5.27	$.91
Pro forma	4.28	5.21	.87

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. The estimated weighted-average fair value of the individual options granted during 2005, 2004 and 2003 was $9.87, $11.52 and $5.12 respectively, on the date of grant. The fair values at the date of grant were estimated using the Black-Scholes option-pricing model with the following assumptions: dividend-yield of 1.0%, risk-free interest rates from 3.2% to 4.4%, expected volatility from 39% to 44% and expected lives from three to four years.

Recent Accounting Pronouncements.   In December 2004, the FASB issued FAS No. 123R (FAS 123R), “Share-Based Payments.” FAS 123R is a revision of FAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, FAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting which the company uses, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of FAS 123R is the first reporting period beginning after December 15, 2005, which is January 1, 2006 for the company. FAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of FAS 123R for all share-based payments granted after that date, and based on the requirements of FAS 123 for all unvested awards granted prior to the effective date of FAS 123R. Under the “modified retrospective” method, the

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirements are the same, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with FAS 123.

The company currently utilizes the Black-Scholes standard option pricing model to measure the fair value of stock options granted to employees. FAS 123R permits companies to continue to use such a model or to use a more complex binomial, or “lattice”, model. Based upon research done by the company concerning alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the company has determined that it will continue to use the Black-Scholes model for option valuation at this time and that it will use the modified prospective method to recognize the related compensation cost. The company expects that the adoption of FAS 123R on January 1, 2006, will reduce first quarter net earnings by approximately $820,000, or $.02 per diluted share.

In November 2004, the FASB issued Statement No. 151 (FAS 151), “Inventory costs, an amendment of ARB No. 43, Chapter 4.”  FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material effect on the company’s financial condition, results of operations, or liquidity.

Note 2. Property, Plant and Equipment

The company’s property, plant and equipment at December 31 consisted of the following (in thousands):

	2005	2004
Land and improvements	$61,209	$57,450
Buildings and improvements	146,136	145,101
Plant, machinery and equipment	1,216,073	1,110,200
Construction in progress	60,895	109,136
	1,484,313	1,421,887
Less accumulated depreciation	484,344	397,843
Property, plant and equipment, net	$999,969	$1,024,044

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt

The company’s borrowings consisted of the following at December 31 (in thousands):

	2005	2004
9 1/2% senior unsecured notes, due March 2009	$300,000	$300,000
4.0% convertible subordinated notes, due December 2012	115,000	115,000
Other secured obligations	20,116	26,232
Unamortized bond premium	5,459	7,147
Total debt	440,575	448,379
Less current maturities	2,156	6,774
Long-term debt	$438,419	$441,605

$350 Million Senior Secured Revolver.   On September 7, 2005, the company replaced its $230 million 4-year revolving credit facility with a new 5-year $350 million senior secured revolving credit facility, which includes a provision under certain circumstances to increase the new facility by as much as $100 million. The proceeds from the revolver are available for working capital and other general corporate purposes, including merger and acquisition activity. As a result of this refinancing the company expensed $1.9 million of previously capitalized financing costs associated with the refinanced debt and capitalized $1.7 million in costs associated with the new facility. At December 31, 2005 and 2004, there were no outstanding borrowings under the then existing revolving credit facilities.

The senior secured credit agreement is secured by substantially all of the company’s and its wholly-owned subsidiary’s receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by the company and each wholly-owned subsidiary. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict the company’s ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. The company’s ability to borrow funds within the terms of the revolver is dependent upon its continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. The company was in compliance with these covenants at December 31, 2005, and expects to remain in compliance during the next twelve months.

At December 31, 2005, the pricing grid related to the $350 million senior secured revolving credit facility would have priced outstanding borrowings at LIBOR plus .50% and unused commitments at .20%. This pricing grid is adjusted based on the company’s leverage at the time of borrowing with a minimum price of LIBOR plus .50% and a maximum price of LIBOR plus 2.00%. At December 31, 2004, the pricing grid related to then existing $230 million revolving credit facility would have priced outstanding borrowings at LIBOR plus .75%.

In October 2004, the company terminated its interest rate swap agreement with a notional amount of $100 million pursuant to which the company had agreed to make fixed rate payments at 6.9% on the tenth day of each January, April, July and October and to receive LIBOR payments. This interest rate swap agreement was accounted for as a cash flow hedge.

9 1/2% Senior Unsecured Notes.   The company issued $200 million 9½% senior unsecured notes during March 2002. On November 14, 2003, the company issued an additional $100 million of these notes at a

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price of 109% and accrued interest from the last semi-annual interest payment date of September 15, 2003 which resulted in net proceeds of $109 million. The issuance premium of $9.0 million is being amortized over the remaining life of the notes resulting in an approximate effective interest rate of 7.5% for the additional $100 million issuance. Approximately $58.8 million of the net proceeds was used to prefund certain capital expenditures and $50.0 million was used to prepay a portion of the company’s then existing senior secured credit facility. The notes have a maturity of seven years (non-callable for four years) and are due March 2009. The company may redeem the notes at any time on or after March 15, 2006, at a redemption price of 104.750%; on or after March 15, 2007, at a redemption price of 102.275%; and on or thereafter March 15, 2008, at a redemption price of 100.000%. The notes bear interest at 9.5% payable semiannually on each March 15th and September 15th.

The company entered into an interest rate swap agreement on January 9, 2004 with a notional amount of $200 million pursuant to which the company has agreed to receive fixed rate payments of 9.5% on the fifteenth day of each March and September and will pay six-month LIBOR in arrears plus 5.7%. This interest swap agreement matures March 15, 2009, and is accounted for as a fair value hedge. At December 31, 2005 and 2004, respectively, the fair value of this hedge was estimated to be a liability of $8.0 million and $3.9 million. Due to the increasing interest rate environment during 2005 and anticipated in 2006, the company entered into three forward interest rate agreements during 2005 to lock the six-month LIBOR in-arrears setting of this fair value interest rate swap through March 15, 2006. The company recorded gains of $1.0 million during 2005 as a result of the mark-to-market for these contracts. At December 31, 2005, one forward interest rate agreement remained in place locking the six-month LIBOR in-arrears setting through March 15, 2006 at 4.1%.

4.0% Convertible Subordinated Notes.   During December 2002 and January 2003, the company issued a combined total of $115 million of 4.0% convertible subordinated notes due December 15, 2012. The company used the $110 million in net proceeds to prepay a portion of its then existing senior secured credit facilities. The notes are non-callable for five years and bear interest at 4.0%, payable semiannually on each June 15th and December 15th.  In addition, the company will pay contingent interest during any six-month period commencing December 15, 2007, if the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Holders may convert the notes into shares of the company’s common stock at a conversion rate of 58.8076 shares per $1,000 principal amount of notes (6,762,874 shares), subject to adjustment, before close of business on December 15, 2012, only under the following circumstances: (1) at any time after the closing sale price of the company’s common stock exceeds 120% of the conversion price, or $20.41 per share, for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter commencing after December 31, 2002; (2) upon the occurrence of specified credit rating events with respect to the notes; (3) if the notes have been called for redemption by the company; or (4) upon the occurrence of certain other corporate events. During the first quarter of 2004, the requirements for conversion were met through the company’s common stock exceeding 120% of the conversion price for the specified time period. The note holders are able to initiate conversion at their discretion. The company may redeem the notes at any time on or after December 18, 2007, at a redemption price of 101.143%; on or after December 15, 2008, at a redemption price of 100.571%; and on or thereafter December 15, 2009, at a redemption price of 100.000%.

Other Secured Obligations.   State and Local Government Municipal Bond Issues. In November 1998, the company received $10.0 million from Whitley County, Indiana, representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The bonds bear interest at 7.3%, with interest payable semi-annually and principal payments due through final maturity in November 2018. The outstanding principal balance was $9.1 million and $9.4 million, as of December 31, 2005 and 2004, respectively.

Electric Utility Development Loans.   In April 2002, the company received $9.8 million from the Northeastern Rural Electric Membership Corporation (REMC) and Wabash Valley Power Association, Inc. to finance the company’s portion of the cost to construct a transmission line and certain related facilities at the Structural and Rail Division. The loan bears interest at 8.1%, with monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years, with the unpaid principal due at the end of 10 years. The company has an unused $4.0 million outstanding stand-by letter of credit associated with the REMC agreement. The outstanding principal balance on the transmission facility loan was $8.9 million and $9.2 million as of December 31, 2005 and 2004, respectively.

Maturities of outstanding debt, as of December 31, 2005, are as follows (in thousands):

2006	$2,156
2007	1,182
2008	720
2009	300,772
2010	832
Thereafter	129,454
435,116
Unamortized bond premium	5,459
$40,575

The company capitalizes interest on all appropriate construction-in-progress assets. For the years ended December 31, 2005, 2004 and 2003, total interest costs incurred were $35.1 million, $45.8 million and $42.3 million, respectively, of which $730,000, $6.9 million and $7.8 million, respectively, were capitalized. Cash paid for interest was $34.9 million, $48.4 million and $35.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes

The company files a consolidated federal income tax return. Cash paid for taxes was $110.2 million, $78.7 million and $7.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The current and deferred federal and state income tax expense for the years ended December 31 is as follows (in thousands):

	2005	2004	2003
Current income tax expense	$16,611	$2,315	$3,408
Deferred income tax expense	22,230	107,404	24,881
Total income tax expense	$38,841	$79,719	$28,289

A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

	2005	2004	2003
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.4	2.0	1.9
Other permanent differences	(.9)	.0	(.2)
Impact of rate changes on cumulative deferred taxes	.0	.8	.8
Effective tax rate	38.5%	37.8%	37.5%

Rate changes on cumulative deferred taxes for 2004 and 2003 are the result of changes in the effective state income tax rate in years when the deferred tax assets and liabilities are expected to reverse.  Significant components of the company’s deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Capitalized start-up costs	$2,596	$2,045
Tax assets expensed for books	13,558	13,359
Alternative minimum tax carry-forwards	—	12,558
Accrued expenses	6,422	5,238
Total deferred tax assets	42,576	53,200
Deferred tax liabilities:
Depreciable assets	(245,904)	(238,478)
Capitalized interest	(14,190)	(11,656)
Amortization of fees	(5,586)	(5,241)
Other	(1,485)	(184)
Total deferred tax liabilities	(267,165)	(255,559)
Net deferred tax liability	$(224,589)	$202,359)

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Common Stock

During October 2004, the company’s board of directors approved a new share repurchase program authorizing the company to repurchase up to 5.0 million shares, or approximately 5%, of the company’s then outstanding common stock. The board of directors increased the number of shares authorized for repurchase from 5.0 million to 7.5 million shares in April 2005, at which time the company had already repurchased the initial 5.0 million shares. The company completed the repurchase of the additional 2.5 million shares by July 2005.  Pursuant to this program, the company repurchased 1.6 million shares during the fourth quarter of 2004 at an average price per share of $34.83. The company’s 2005 quarterly share repurchase activity follows:

	Shares	Average Price Per Share
January 1 to March 31	2,146,576	$35.73
April 1 to June 30	3,575,767	29.01
July 1 to September 30	200,000	31.70
October 1 to December 31	—
Total shares repurchased	5,922,343	31.54

Note 6. Incentive Stock Option and Other Plans

1994 and 1996 Incentive Stock Option Plans.   The company reserved 6.0 million shares of common stock for issuance upon exercise of options or grants under the 1994 Incentive Stock Option Plan (1994 Plan) and the 1996 Incentive Stock Option Plan (1996 Plan). At December 31, 2005, there are 759,000 reserved shares still available for issuance. The 1994 Plan was adopted for certain key employees who are responsible for management of the company. Options granted under the 1994 Plan vest two-thirds six months after the date of grant and one-third five years after the date of grant, with a maximum term of 10 years. All of the company’s employees are eligible for the 1996 Plan, with the options vesting 100% six months after the date of grant, with a maximum term of five years. Both plans grant options to purchase the company’s common stock at an exercise price of at least 100% of fair market value on the date of grant.

Non-Employee Director Stock Option Plan (Director Plan).   The company has reserved 100,000 shares of common stock for issuance upon exercise of options or grants under the Director Plan, of which 15,000 shares were available for issuance at December 31, 2005. The Director Plan was adopted in May 2000, for members of the company’s board of directors who are not employees or officers of the company. Options granted under the Director Plan vest 100% six months after the date of grant, with a maximum term of five years. The plan grants options to purchase the company’s common stock at an exercise price of at least 100% of fair market value on the date of grant.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company’s combined stock option activity for the 1994 Plan, the 1996 Plan and the Director Plan is as follows:

	Options	Weighted Average Exercise Price
Balance outstanding at January 1, 2003	2,631,711	$13.21
Granted	828,084	15.69
Exercised	(999,279)	11.99
Forfeited	(122,108)	19.49
Balance outstanding at December 31, 2003	2,338,408	14.27
Granted	513,197	30.56
Exercised	(1,375,262)	14.17
Forfeited	(16,330)	19.84
Balance outstanding at December 31, 2004	1,460,013	20.04
Granted	600,598	29.55
Exercised	(554,376)	16.16
Forfeited	(22,714)	28.66
Balance outstanding at December 31, 2005	1,483,521	25.21

The following table summarizes certain information concerning the company’s outstanding options as of December 31, 2005:

Range of Exercise Price	Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$10 to $15	281,965	1.7	$12.38	281,965	$12.38
$15 to $20	227,203	2.2	18.88	227,203	18.88
$20 to $25	27,587	1.9	22.21	27,587	22.21
$25 to $30	450,189	3.9	26.97	450,189	26.97
$30 to $35	288,517	4.9	31.23	—	—
$35 to $40	208,060	3.9	37.71	208,060	37.71

2003 Executive Incentive Compensation Plan (Executive Officer Plan).   Pursuant to the company’s Executive Officer Plan certain officers of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company. A total of 750,000 shares have been reserved under this plan. At December 31, 2005, 666,000 shares remained available for issuance. Pursuant to the Executive Officer Plan, shares were awarded with a market value of approximately $1.9 million, $1.5 million and $72,000 for the award years 2005, 2004, and 2003, respectively.

2004 Employee Stock Purchase Plan.   During 2004, the company’s stockholders approved the Employee Stock Purchase Plan which the company implemented on November 1, 2004. The plan allows eligible employees, at their election, to purchase shares of the company’s stock on the open market at fair market value with a designated broker through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees’ payroll deductions. The Company’s total expense for the plan was $84,000 and $13,000 for the years ended December 31, 2005 and 2004, respectively.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such commodities as natural gas, electricity and certain transportation services. Certain commitments contain provisions which require that the company “take or pay” for specified quantities without regard to actual usage for periods of up to 3 years. During the years ending December 31, 2006, 2007 and 2008, the company has commitments for natural gas and its transportation with “take or pay” or other similar commitment provisions for approximately $25.5 million, $7.4 million and $5.3 million, respectively. The company fully utilized all such “take or pay” requirements during the past three years and purchased $36.6 million, $20.5 million and $16.9 million, during the years ended December 31, 2005, 2004 and 2003, respectively, under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The company purchases its electricity consumed at its Flat Roll Division pursuant to a contract which extends through December 2007. The contract designates 180 hours annually as “interruptible service” during 2006 and 2007. The contract also establishes an agreed fixed rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At December 31, 2005, the company has outstanding construction-related commitments of $10.1 million primarily related to the construction of a bar finishing facility at the company’s Bar Products Division.

The company is subject to litigation from time to time, which is incidental to its business. The company, based upon current knowledge including discussions with legal counsel, believes that the results of any threatened or pending litigation will not have a material effect on the company’s financial position, results of operations, or cash flows.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Transactions with Affiliated Companies

The company sells various flat-rolled products and occasionally purchases materials for its manufacturing process with Heidtman. The president and chief executive officer of Heidtman is a member of the company’s board of directors and a stockholder of the company. During the first quarter of 2004, the president and chief operating officer of OmniSource, from which the company purchases a portion of its metallic raw materials, resigned as a member of the company’s board of directors; therefore, OmniSource is no longer considered an affiliated company. Transactions with Heidtman and OmniSource for the years ended December 31 are as follows (in thousands):

	2005	2004	2003
Heidtman:
Sales	$225,234	$259,526	$132,845
Percentage of consolidated net sales	10%	12%	13%
Accounts receivable	38,830	38,981	25,090
Purchases	63,066	67,323	—
Accounts payable	4,475	5,371	—
OmniSource:
Purchases			$354,744
Accounts payable			36,628

Note 9. Financial Instruments

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair value of long-term debt, including current maturities, was approximately $576.6 million at December 31, 2005. The fair value of the various interest rate swap and forward rate agreements was estimated to be a net liability of $7.3 million and $3.9 million at December 31, 2005 and 2004, respectively. The fair values are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available.

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

Note 10. Retirement Plans

The company sponsors a 401(k) retirement savings and profit sharing plan for eligible employees, which is a “qualified plan” for federal income tax purposes. The company’s total expense for the plan was $25.3 million, $32.6 million and $4.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Segment Information

The company has two reportable segments: steel operations and steel scrap substitute operations.

Steel Operations.   The steel operations segment includes the company’s Flat Roll Division, Structural and Rail Division, and Bar Division. The Structural and Rail Division began operations during the third quarter of 2002 and the Bar Products Division began operations during January 2004. The divisions each produce steel from steel scrap, using electric arc melting furnaces, continuous casting and automated rolling mills. The Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled products, galvanized products, and painted products. The Structural and Rail Division sells structural steel beams, pilings, and other steel components. This facility is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. The division shipped limited quantities of industrial-quality rail throughout 2005 and anticipates shipping standard rail during the first half of 2006. The Bar Products Division sells special bar-quality and merchant bar-quality rounds and round-cornered squares and limited quantities of rebar. The divisions sell directly to end-users and service centers, including Heidtman (an affiliate), which accounted for 11%, 13% and 15% of the segment’s external net sales for the years ended December 31, 2005, 2004 and 2003, respectively. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

Steel Scrap Substitute Operations.   Steel scrap substitute operations include the revenues and expenses associated with the company’s steel scrap substitute facility. Throughout 2003, the company invested $13 million for capital expenditures required to implement a modified production process, and Iron Dynamics restarted operations mid-November 2003. IDI increased production of hot-briquetted iron and liquid pig iron from 173,000 tonnes and 47,000 tonnes in 2004, respectively, to 220,000 tonnes and 72,000 tonnes in 2005. The Company plans to invest an additional $7 million during 2006 to implement additional equipment modifications at Iron Dynamics with the expectation of increasing production.

Revenues included in the category “All Other” are from two subsidiary operations that are below the quantitative thresholds required for reportable segments.  These revenues are from the fabrication of trusses, girders, steel joists and steel decking for the non-residential construction industry; from the further processing, or slitting, and sale of certain steel products; and from the resale of certain secondary and excess steel products. In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior unsecured notes, convertible subordinated notes, certain other investments and profit sharing expenses. The company’s operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company’s steel operations include sales to non-U.S. companies of $77.4 million, $67.8 million and $66.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company’s segment results for the years ended December 31, are as follows (in thousands):

	2005	2004	2003
Steel Operations
Net sales
External	$1,984,093	$1,994,246	$903,837
Other segments	106,713	99,130	52,720
Operating income	434,299	553,841	120,704
Depreciation and amortization	79,855	73,439	61,329
Assets	1,402,070	1,455,691	1,161,368
Liabilities	162,373	175,761	157,576
Capital expenditures	41,816	74,229	122,735
Steel Scrap Substitute Operations
Net sales
External	$—	$—	$—
Other segments	54,695	42,897	2,955
Operating loss	(9,009)	(8,341)	(10,902)
Depreciation and amortization	5,999	5,544	4,944
Assets	135,459	140,697	157,428
Liabilities	6,577	4,450	6,873
Capital expenditures	2,313	5,838	13,326
All Other
Net sales
External	$200,773	$150,667	$83,411
Other segments	787	1,026	824
Operating loss	(30,282)	(34,095)	(13,628)
Depreciation and amortization	6,011	5,766	2,837
Assets	273,692	195,169	234,800
Liabilities	758,554	761,080	802,158
Capital expenditures	19,257	21,979	1,208
Eliminations
Net sales
Other segments	$(162,195)	$(143,053)	$(56,499)
Operating income (loss)	(1,833)	(4,496)	433
Assets	(53,534)	(57,938)	(105,157)
Liabilities	(49,685)	(54,794)	(105,401)
Consolidated
Net sales	$2,184,866	$2,144,913	$987,248
Operating income	393,175	506,909	96,607
Depreciation and amortization	91,865	84,749	69,110
Assets	1,757,687	1,733,619	1,448,439
Liabilities	877,819	886,497	861,206
Capital expenditures	63,386	102,046	137,269

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $300 million of senior notes due 2009. Following are condensed consolidating financial statements of the company, including the guarantors. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the company.

Condensed Consolidating Balance Sheet (in thousands):

	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
	(As of December 31, 2005)
Cash	$62,842	$59	$2,617	$—	$65,518
Accounts receivable	220,320	147,574	29,612	(155,798)	241,708
Inventories	361,064	—	41,684	(4,064)	398,684
Other current assets	19,580	—	279	(36)	19,823
Total current assets	663,806	147,633	74,192	(159,898)	725,733
Property, plant and equipment, net	941,996	—	58,091	(118)	999,969
Other assets	69,214	108,615	650	(146,494)	31,985
Total assets	$1,675,016	$256,248	$132,933	$(306,510)	$1,757,687
Accounts payable	$113,461	$(8,640)	$10,305	$416	$115,542
Accrued expenses	84,547	1,162	4,968	(1,197)	89,479
Current maturities of long-term debt	2,136	—	5,877	(5,857)	2,156
Total current liabilities	200,144	(7,478)	21,150	(6,638)	207,177
Other liabilities	184,421	38,584	87,213	(79,113)	231,105
Long-term debt	438,419	—	—	—	438,419
Minority interest	—	—	—	1,118	1,118
Common stock	529	2	17,322	(17,324)	529
Treasury stock	(270,905)	—	—	—	(270,905)
Additional paid in capital	405,900	116,868	—	(116,868)	405,900
Retained earnings	716,508	108,273	7,248	(87,685)	744,344
Total stockholders’ equity	852,032	225,143	24,570	(221,877)	879,868
Total liabilities and stockholders’ equity	$1,675,016	$256,248	$132,933	$(306,510)	$1,757,687

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet (in thousands):

	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
	(As of December 31, 2004)
Cash	$15,202	$323	$809	$—	$16,334
Accounts receivable	188,675	130,903	29,636	(95,353)	253,861
Inventories	281,594	65,691	36,212	(2,009)	381,488
Other current assets	25,309	261	287	(21)	25,836
Total current assets	510,780	197,178	66,944	(97,383)	677,519
Property, plant and equipment, net	713,641	142,542	167,979	(118)	1,024,044
Other assets	364,636	59,679	95	(392,354)	32,056
Total assets	$1,589,057	$399,399	$235,018	$(489,855)	$1,733,619
Accounts payable	$115,458	$9,800	$14,674	$1,956	$141,888
Accrued expenses	70,752	8,319	6,990	(1,515)	84,546
Current maturities of long-term debt	2,095	—	4,702	(23)	6,774
Total current liabilities	188,305	18,119	26,366	418	233,208
Other liabilities	131,508	188,139	40,955	(151,387)	209,215
Long-term debt	440,819	—	786	—	441,605
Minority interest	—	—	—	2,469	2,469
Common stock	523	89,426	202,184	(291,610)	523
Treasury stock	(84,141)	—	—	—	(84,141)
Additional paid in capital	390,505	116,868	—	(116,868)	390,505
Retained earnings	521,538	(13,153)	(35,273)	67,123	540,235
Total stockholders’ equity	828,425	193,141	166,911	(341,355)	847,122
Total liabilities and stockholders’ equity	$1,589,057	$399,399	$235,018	$(489,855)	$1,733,619

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Income (in thousands):

	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
	(For the Year Ended December 31, 2005)
Net sales	$2,089,581	$2,090,806	$200,835	$(2,196,356)	$2,184,866
Cost of goods sold	1,630,700	2,070,594	172,511	(2,174,088)	1,699,717
Gross profit	458,881	20,212	28,324	(22,268)	485,149
Selling, general and administration	75,112	8,394	17,067	(8,599)	91,974
Operating income (loss)	383,769	11,818	11,257	(13,669)	393,175
Interest expense	32,043	—	2,357	(59)	34,341
Other (income) expense	127,537	(129,495)	(14)	180	(1,792)
Income (loss) before income taxes and equityin net income of subsidiaries	224,189	141,313	8,914	(13,790)	360,626
Income tax expense (benefit)	89,263	50,651	3,445	(4,518)	138,841
	134,926	90,662	5,469	(9,272)	221,785
Equity in net income of subsidiaries	96,131	—	—	(96,131)	—
Net income (loss)	$231,057	$90,662	$5,469	$(105,403)	$221,785

	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
	(For the Year Ended December 31, 2004)
Net sales	$1,892,647	$2,093,375	$194,415	$(2,035,524)	$2,144,913
Cost of goods sold	1,356,679	2,077,179	172,830	(2,065,265)	1,541,423
Gross profit	535,968	16,196	21,585	29,741	603,490
Selling, general and administration	74,698	11,684	12,862	(2,663)	96,581
Operating income	461,270	4,512	8,723	32,404	506,909
Interest expense	36,381	1,244	1,605	(323)	38,907
Other (income) expense	119,422	(126,829)	(79)	455	(7,031)
Income (loss) before income taxes and equityin net income of subsidiaries	305,467	130,097	7,197	32,272	475,033
Income tax expense (benefit)	118,361	45,713	2,734	12,911	179,719
	187,106	84,384	4,463	19,361	295,314
Equity in net income of subsidiaries	88,847	—	—	(88,847)	—
Net income (loss)	$275,953	$84,384	$4,463	$(69,486)	$295,314

	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
	(For the Year Ended December 31, 2003)
Net sales	$956,552	$956,556	$87,190	$(1,013,050)	$987,248
Cost of goods sold	808,384	950,131	88,148	(1,004,743)	841,920
Gross profit	148,168	6,425	(958)	(8,307)	145,328
Selling, general and administration	34,881	10,814	8,963	(5,937)	48,721
Operating income (loss)	113,287	(4,389)	(9,921)	(2,370)	96,607
Interest expense	34,841	(1,360)	1,688	(676)	34,493
Other (income) expense	58,977	(59,087)	(14,009)	796	(13,323)
Income before income taxes and equityin net income of subsidiaries	19,469	56,058	2,400	(2,490)	75,437
Income tax expense (benefit)	8,794	19,613	900	(1,018)	28,289
	10,675	36,445	1,500	(1,472)	47,148
Equity in net income of subsidiaries	37,945	—	—	(37,945)	—
Net income (loss)	$48,620	$36,445	$1,500	$(39,417)	$47,148

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands):

			Combined	Total
	Parent	Guarantors	Non-Guarantors	Consolidated
	(For the Year Ended December 31, 2005)
Net cash provided by operations	$373,206	$(52,241)	$(10,209)	$310,756
Net cash used in investing activities	(43,283)	—	(18,758)	(62,041)
Financing activities:
Issuance of long-term debt	262,671	—	6,035	268,706
Repayments of long-term debt	(270,864)	—	(5,646)	(276,510)
Purchase of treasury stock	(186,764)	—	—	(186,764)
Other	(87,831)	51,981	30,887	(4,963)
Net cash provided by (used in) financing activities	(282,788)	51,981	31,276	(199,531)
Increase (decrease) in cash and cash equivalents	47,135	(260)	2,309	49,184
Cash and cash equivalents at beginning of year	15,707	319	308	16,334
Cash and cash equivalents at end of year	$62,842	$59	$2,617	$65,518

			Combined	Total
	Parent	Guarantors	Non-Guarantors	Consolidated
	(For the Year Ended December 31, 2004)
Net cash provided by operations	$188,472	$47,488	$11,959	$247,919
Net cash used in investing activities	(23,855)	(50,573)	(27,563)	(101,991)
Financing activities:
Issuance of long-term debt	120,600	—	67,692	188,292
Repayments of long-term debt	(256,216)	—	(91,271)	(347,487)
Purchase of treasury stock	(55,179)	—	—	(55,179)
Other	(34,283)	14,461	39,172	19,350
Net cash provided by (used in) financing activities	(225,078)	14,461	15,593	(195,024)
Increase (decrease) in cash and cash equivalents	(60,461)	11,376	(11)	(49,096)
Cash and cash equivalents at beginning of year	64,008	496	926	65,430
Cash and cash equivalents at end of year	$3,547	$11,872	$915	$16,334

			Combined	Total
	Parent	Guarantors	Non-Guarantors	Consolidated
	(For the Year Ended December 31, 2003)
Net cash provided by (used in) operations	$188,681	$(68,265)	$7,190	$127,606
Net cash used in investing activities	(79,927)	(50,674)	(14,743)	(145,344)
Financing activities:
Issuance of long-term debt	153,540	—	38,280	191,820
Repayments of long-term debt	(85,765)	—	(58,244)	(144,009)
Issuance of treasury stock	219	—	—	219
Other	(135,270)	119,153	27,037	10,920
Net cash provided by (used in) financing activities	(67,276)	119,153	7,073	58,950
Increase (decrease) in cash and cash equivalents	41,478	214	(480)	41,212
Cash and cash equivalents at beginning of year	22,530	282	1,406	24,218
Cash and cash equivalents at end of year	$64,008	$496	$926	$65,430

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Announced Acquisition

On October 18, 2005, the company announced the execution of a definitive agreement of merger with Roanoke Electric Steel Corporation, pursuant to which Steel Dynamics, Inc. will acquire Roanoke. Pursuant to the merger agreement, Roanoke stockholders will receive a fixed consideration equal to .400 shares of Steel Dynamics’ common stock plus $9.75 in cash for each share of Roanoke stock outstanding at the effective time of the merger. At February 14, 2006, Roanoke had 11,354,401 shares outstanding. The company plans to use current cash reserves to fund the cash portion of this acquisition. Completion of the merger is subject to Roanoke stockholder approvals, regulatory approvals, and the satisfaction or waiver of customary conditions. The definitive agreement of merger contains certain termination rights for both parties, including a provision for a termination fee of $7.5 million plus expense to be paid to the company if the transaction is terminated under certain circumstances.

Roanoke has steel manufacturing facilities in Roanoke, Virginia and Huntington, West Virginia. These faculties produce angles, rounds, flats, channels, beams, special sections and billets, which are sold to steel service centers, fabricators, original equipment manufacturers and other steel producers. Roanoke also has some subsidiaries involved in steel fabrication, including bar joist and truck trailer beams, and two steel scrap processing locations.

Note 14. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005:
Net Sales	$570,706	$545,826	$498,689	$569,645
Gross profit	128,777	111,184	105,232	139,956
Operating income	106,323	91,103	81,851	113,898
Net income	60,777	50,663	45,408	64,937
Earnings per share:
Basic	1.27	1.14	1.05	1.51
Diluted	1.12	1.00	.92	1.31
2004:
Net sales	$384,145	$525,657	$634,741	$600,370
Gross profit	76,475	136,671	220,888	169,456
Operating income	58,540	115,116	193,260	139,993
Net income	31,962	67,292	113,614	82,446
Earnings per share:
Basic	.65	1.36	2.29	1.67
Diluted	.58	1.20	2.01	1.47

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9:               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:       CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

(b)          Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Management’s Report on Internal Control Over Financial Reporting, as of December 31, 2005, can be found on page 44 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Ernst & Young LLP, on Internal Control Over Financial Reporting can be found on page 44 of this Form 10-K, each of which is incorporated by referenced into this Item 9A.

ITEM 9B:      OTHER INFORMATION

None.

PART III

ITEM 10:        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to Item 10 with respect to directors is incorporated herein by reference from the section entitled “Election of Directors” in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11:        EXECUTIVE COMPENSATION

The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled “Information on Directors and Executive Officers” in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.  The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

We have four compensation plans approved by stockholders under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services:  The 1994 Incentive Stock Option Plan; The Amended and Restated 1996 Incentive Stock Option Plan; The 2003 Executive Officer Compensation Plan; and The Non-Employee Director Stock Option Plan. The following table summarizes information about our equity compensation plans at December 31, 2005:

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,553,126	$26.16	1,439,809
Equity compensation plans not approved by security holders	—	—	—

ITEM 13:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14:        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the section entitled “Principal Accounting Fees and Services” in our Proxy Statement for the 2006 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as a part of this report:

1.                Financial Statements:

See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 8 and described in the Index on page xx of this Report.

2.                Financial Statement Schedules:

None

(b)          Exhibits:

Exhibit No.
Articles of Incorporation
3.1a

Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated by reference from Exhibit 3.1a in Registrant’s Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.

3.1b	Articles of Incorporation of Iron Dynamics, Inc., incorporated by reference from Registrant’s 1996 Annual Report on Form 10-K, filed March 31, 1997.
3.1c	Amended Articles of Incorporation of Steel Dynamics, Inc., incorporated by reference from Item 5.01 to our Form 8-K, filed on March 18, 2005.
3.2a	Amended Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.2a to our Registration Statement on Form S-3, SEC File No. 333-82210, effective February 28, 2002.
3.2b	Bylaws of Iron Dynamics, Inc., incorporated by reference from Registrant’s 1996 Annual Report on Form 10-K, filed March 31, 1997.
Instruments Defining the Rights of Security Holders, Including Indentures
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

Material Contracts
10.02

Credit Agreement relating to our $350 million senior secured revolving credit facility, dated September 7, 2005, among Steel Dynamics, Inc., as Borrower, certain designated “Initial Lenders,” National City Bank as Collateral and Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Banc of America Securities LLC, General Electric Capital Corporation and Harris N.A., as Documentation Agents, and Morgan Stanley Senior Funding, Inc. and Banc of American Securities LLC as Joint Lead Arrangers, and others, incorporated herein by reference from Exhibit 10.02 to our Form 8-K , filed September 8, 2005.

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

10.25†	2004 Employee Stock Purchase Plan, approved by stockholders on May 20, 2004, incorporated herein by reference from our Exhibit 10.25 to our 2004 Annual Report on Form 10-K, filed March 4, 2005.

10.40	Non-Employee Director Stock Option Plan, incorporated herein by reference from Exhibit 10.40 to our June 30, 2000 Form 10-Q, filed August 11, 2000.
Other
12.1*	Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers, incorporate by reference herein from Exhibit 14.1 to our 2002 Annual Report on Form 10-K, filed March 28, 2003.
21.1*	List of our Subsidiaries
23.1*	Consent of Ernst & Young LLP.
24.1	Powers of attorney (see signature page on page 75 of this Report).
Executive Officer Certifications
31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed concurrently herewith

†                     Indicates a management contract or compensatory plan or arrangement.

(d)          Availability of Exhibits. Copies of this Annual Report on Form 10-K (including Exhibit 24.1), Exhibits 12.1, 14.1, 21.1 and 23.1 are available to our stockholders without charge. Copies of other exhibits can be obtained by stockholders upon payment of 12 cents per page for such exhibits. Written requests should be sent to Investor Relations, Steel Dynamics, Inc., 6714 Pointe Inverness Way, Suite 200, Fort Wayne, Indiana  46804.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2006

STEEL DYNAMICS, INC.
By:	/s/ KEITH E. BUSSE
Keith E. Busse
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Keith E. Busse and Gary E. Heasley, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2005 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this 2005 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ KEITH E. BUSSE
Keith E. Busse	President & Chief Executive	March 9, 2006
Officer and Director
(Principal Executive Officer)
/s/ GARY E. HEASLEY
Gary E. Heasley	Vice President & Chief Financial Officer	March 9, 2006
(Principal Financial and Accounting Officer)
/s/ MARK D. MILLETT
Mark D. Millett	Vice President and Director	March 9, 2006
/s/ RICHARD P. TEETS, JR.
Richard P. Teets, Jr.	Vice President and Director	March 9, 2006
/s/ JOHN C. BATES
John C. Bates	Director	March 9, 2006
/s/ PAUL EDGERLEY
Paul Edgerley	Director	March 9, 2006

/s/ RICHARD J. FREELAND
Richard J. Freeland	Director	March 9, 2006
/s/ DR. JURGEN KOLB
Dr. Jürgen Kolb	Director	March 9, 2006
/s/ JOSEPH D. RUFFOLO
Joseph D. Ruffolo	Director	March 9, 2006

Dr. Frank Byrne	Director	March 9, 2006
/s/ JAMES C. MARCUCCILLI
James C. Marcuccilli	Director	March 9, 2006