Form 10-Q
period 2006-03-31
STEEL DYNAMICS INC
filed 2006-05-10
CIK 1022671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6714 Pointe Inverness Way, Suite 200, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (260) 459-3553

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

(Check one):       Large accelerated filer ☒          Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 5, 2006, Registrant had 48,675,685 outstanding shares of Common Stock.

STEEL DYNAMICS, INC.
Table of Contents

PART I. Financial Information

Item 1.	Financial Statements:

Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Income for the three-month periods ended March 31, 2006 and 2005 (unaudited)

Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2006 and 2005 (unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$195,705	$65,518
Accounts receivable, net	229,124	202,878
Accounts receivable-related parties	31,771	38,830
Inventories	381,505	398,684
Deferred taxes	6,950	6,516
Other current assets	13,300	13,307
Total current assets	858,355	725,733

Property, plant and equipment, net	990,506	999,969

Restricted cash	2,139	1,588

Other assets	30,619	30,397

Total assets	$1,881,619	$1,757,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$178,501	$111,067
Accounts payable-related parties	1,614	4,475
Other accrued expenses	63,041	89,479
Current maturities of long-term debt	1,072	2,156
Total current liabilities	244,228	207,177

Long-term debt
Senior unsecured 9.5% notes	300,000	300,000
Subordinated convertible 4.0% notes	110,000	115,000
Other long-term debt	17,807	17,960
Unamortized bond premium	5,037	5,459
	432,844	438,419

Deferred taxes	231,668	231,105

Minority interest	1,357	1,118

Commitments and contingencies

Stockholders’ equity:
Common stock voting, $.01 par value; 100,000,000 shares authorized; 53,617,457 and 53,055,720 shares issued, and 44,061,455 and 43,183,989 shares outstanding, as of March 31, 2006 and December 31, 2005, respectively	534	529
Treasury stock, at cost; 9,556,002 and 9,871,731 shares, at March 31, 2006and December 31, 2005, respectively	(262,241)	(270,905)
Additional paid-in capital	421,648	405,900
Retained earnings	811,581	744,344
Total stockholders’ equity	971,522	879,868
Total liabilities and stockholders’ equity	$1,881,619	1,757,687

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Net sales
Unrelated parties	$608,618	$500,846
Related parties	57,260	69,860
Total net sales	665,878	570,706

Costs of goods sold	506,391	441,929
Gross profit	159,487	128,777

Selling, general and administrative expenses	28,375	22,454
Operating income	131,112	106,323

Interest expense	8,136	8,077
Other income, net	(681)	(578)
Income before income taxes	123,657	98,824

Income taxes	47,608	38,047

Net income	$76,049	$60,777

Basic earnings per share	$1.75	$1.27

Weighted average common shares outstanding	43,517	47,703

Diluted earnings per share, including effect of assumed conversions	$1.52	$1.12
Weighted average common shares and share equivalents outstanding	50,336	54,828

Dividends declared per share	$.20	$.10

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005

Operating activities:
Net income	$76,049	$60,777

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,917	21,830
Deferred income taxes	128	13,033
Loss on disposal of property, plant and equipment	46	—
Minority interest	239	119
Changes in certain assets and liabilities:
Accounts receivable	(19,187)	(13,932)
Inventories	17,179	(14,147)
Other assets	3,020	10,519
Accounts payable	60,079	10,843
Accrued expenses	(26,438)	(34,067)
Net cash provided by operating activities	136,032	54,975

Investing activities:
Purchase of property, plant and equipment	(14,585)	(19,141)
Purchase of short-term investments	(14,075)	—
Maturities of short-term investments	9,375	—
Net cash used in investing activities	(19,285)	(19,141)

Financing activities:
Issuance of long-term debt	—	61,308
Repayment of long-term debt	(6,658)	(40,511)
Issuance of common stock (net of expenses) and proceeds and tax benefits from exercise of stock options	15,753	12,364
Issuance (purchase) of treasury stock	8,664	(76,700)
Dividends paid	(4,319)	(4,882)
Net cash provided by (used in) financing activities	13,440	(48,421)

Increase (decrease) in cash and equivalents	130,187	(12,587)
Cash and equivalents at beginning of period	65,518	16,334

Cash and equivalents at end of period	$195,705	$3,747

Supplemental disclosure information:
Cash paid for interest	$14,268	$14,057
Cash paid for federal and state income taxes	$1,176	$170

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2. Stock-Based Compensation

The company has several stock-based employee compensation plans which are more fully described in Notes 1 and 6 of the company’s 2005 Annual Report on Form 10-K. Prior to January 1, 2006, the company accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations.

Effective January 1, 2006, the company adopted the fair value recognition provisions of Financial Accounting Standard (FAS) No. 123 R, “Share-Based Payments,” (FAS 123R) using the modified prospective application method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006 includes the applicable amounts of compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of FAS No. 123 and previously presented in the pro forma footnote disclosures). Compensation cost in the future will also include all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of FAS 123R). Results for prior periods have not been restated. Prior to the adoption of FAS 123R, no compensation cost was reflected in net income for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with FAS 123R, compensation expense for stock options is now recorded over the vesting period using the fair value on the date of grant, as calculated using the Black-Scholes model.

Total estimated share-based compensation expense, related to all of the company’s share-based awards, primarily incentive stock options,  recognized for the three-month period ended March 31, 2006 was comprised as follows (in thousands, except per share data):

Share-based compensation expense	$1,413

Net share-based compensation expense, per common share:
Basic	$03
Diluted	$.03

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing FAS 123R.

Pro Forma Information FAS 123 for Periods Prior to 2006

Prior to adopting the provisions of FAS 123R, the company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FAS 123. Because the company established the exercise price based on the fair market value of the company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R. Each accounting period, the company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

For purposes of pro forma disclosures under FAS 123 for the three-month period ended March 31, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the three-month period ended March 31, 2005 were as follows (in thousands, except per share data):

Net income, as reported	$60,777
Share-based employee compensation expense, using the fairvalue based method, net of related tax effect	(1,042)
Pro forma net income	59,735
Effect of assumed conversions, net of tax effect	664
Pro forma net income, diluted earnings per share	$60,439

Basic earnings per share:
As reported	$1.27
Pro forma	1.25
Diluted earnings per share:
As reported	$1.12
Pro forma	1.10

The above disclosures related to the effect of share-based compensation expense for the three-month period ended March 31, 2006 and the pro forma effect as if FAS 123R had been applied to the three-month period ended March 31, 2005, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

Volatility (1)	43.3 - 44.5%
Risk-free interest rate (2)	3.9 - 4.4%
Dividend yield (3)	1.0%
Expected life (years) (4)	3.0 - 4.3

(1)         The volatility is based on the historical volatility of the company’s stock.
(2)         The risk-free interest rate is based on the U.S. Treasury strip rate for the expected life of the option.
(3)         The dividend yield is based on the company’s latest annualized dividend rate and the current market price of the underlying common stock at the date of grant.
(4)         The expected life in years is determined primarily from historical stock option exercise data.
Note 3. Earnings Per Share

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

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three-month periods ended March 31 (in thousands, except per share data):

	Three Months Ended
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$76,049	43,517	$1.75	$60,777	47,703	$1.27
Dilutive stock option effect	—	282		—	362
Convertible subordinated debt effect	665	6,537		664	6,763
Diluted earnings per share	$76,714	50,336	$1.52	$61,441	54,828	$1.12

Note 4. Inventories

Inventories are stated at lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw Materials	$175,236	$184,518
Supplies	99,809	97,627
Work-in-progress	36,559	38,221
Finished Goods	69,901	78,318
Total Inventories	$381,505	$398,684

Note 5. Segment Information

The company has two reportable segments: steel operations and steel scrap substitute operations.

The steel operations segment includes the company’s Flat Roll Division, Structural and Rail Division, and Engineered Bar Products Division. These divisions operate mini-mills, producing steel from steel scrap, using electric arc melting furnaces, continuous casting and automated rolling mills. The steel scrap substitute operations include the revenues and expenses associated with the company’s steel scrap substitute facility, Iron Dynamics.

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

The company’s operations are organized and managed as operating segments. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Refer to the company’s Annual Report on Form10-K for the year ended December 31, 2005, for more information related to the company’s segment reporting.

Intersegment sales and any related profits are eliminated in consolidation. The external net sales of the company’s steel operations include sales to non-U.S. companies of $15.3 million and $25.0 million for the three-months ended March 31, 2006 and 2005, respectively. The company’s segment results for the three-month periods ended March 31 are as follows (in thousands):

	Three Months Ended
	2006	2005
Steel Operations
Net sales
External	$604,955	$534,561
Other segments	28,049	19,469
Operating income	146,472	116,782
Assets	1,394,886	1,470,132

Steel Scrap Substitute Operations
Net sales
External	$—	$—
Other segments	11,252	14,576
Operating income (loss)	(6,565)	162
Assets	135,251	139,002

All Other
Net sales
External	$60,923	$36,145
Other segments	240	150
Operating loss	(9,862)	(9,615)
Assets	400,347	172,612

Eliminations
Net sales
External	$—	$—
Other segments	(39,541)	(34,195)
Operating income (loss)	1,067	(1,006)
Assets	(48,865)	(45,299)

Consolidated
Net sales	$665,878	$570,706
Operating income	131,112	106,323
Assets	1,881,619	1,736,447

Note 6. Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $300.0 million of senior notes due March 2009. Following are condensed consolidating financial statements of the company, including the guarantors. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The following condensed consolidating financial statements (presented dollars in thousands) should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Condensed Consolidating Balance Sheets

			Combined	Consolidating	Total
As of March 31, 2006	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash	$192,899	$64	$2,742	$—	$195,705
Accounts receivable	239,228	151,278	27,622	(157,233)	260,895
Inventories	343,936	—	40,194	(2,625)	381,505
Other current assets	19,872	—	409	(31)	20,250
Total current assets	795,935	151,342	70,967	(159,889)	858,355
Property, plant and equipment, net	932,815	—	57,808	(117)	990,506
Other assets	55,397	73,989	793	(97,421)	32,758
Total assets	$1,784,147	$225,331	$129,568	$(257,427)	$1,881,619

Accounts payable	$177,152	$(7,107)	$8,917	$1,153	$180,115
Accrued expenses	58,367	884	4,705	(915)	63,041
Current maturities of long-term debt	1,072	—	5,856	(5,856)	1,072
Total current liabilities	236,591	(6,223)	19,478	(5,618)	244,228
Other liabilities	169,778	52,446	82,785	(73,341)	231,668
Long-term debt	432,844	—	662	(662)	432,844
Minority interest	(9)	—	—	1,366	1,357

Common stock	534	2	17,323	(17,325)	534
Treasury stock	(262,241)	—	—	—	(262,241)
Additional paid in capital	421,648	116,868	—	(116,868)	421,648
Retained earnings	785,002	62,238	9,320	(44,979)	811,581
Total stockholders’ equity	944,943	179,108	26,643	(179,172)	971,522
Total liabilities and stockholders’ equity	$1,784,147	$225,331	$129,568	$(257,427)	$1,881,619

			Combined	Consolidating	Total
As of December 31, 2005	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash	$62,842	$59	$2,617	$-	$65,518
Accounts receivable	220,320	147,574	29,612	(155,798)	241,708
Inventories	361,064	—	41,684	(4,064)	398,684
Other current assets	19,580	—	279	(36)	19,823
Total current assets	663,806	147,633	74,192	(159,898)	725,733
Property, plant and equipment, net	941,996	—	58,091	(118)	999,969
Other assets	69,214	108,615	650	(146,494)	31,985
Total assets	$1,675,016	$256,248	$132,933	$(306,510)	$1,757,687

Accounts payable	$113,461	$(8,640)	$10,305	$416	$115,542
Accrued expenses	84,547	1,162	4,968	(1,197)	89,479
Current maturities of long-term debt	2,136	—	5,877	(5,857)	2,156
Total current liabilities	200,144	(7,478)	21,150	(6,638)	207,177
Other liabilities	184,421	38,584	87,213	(79,113)	231,105
Long-term debt	438,419	—	—	—	438,419
Minority interest	—	—	—	1,118	1,118

Common stock	529	2	17,322	(17,324)	529
Treasury stock	(270,905)	—	—	—	(270,905)
Additional paid in capital	405,900	116,868	—	(116,868)	405,900
Retained earnings	716,508	108,273	7,248	(87,685)	744,344
Total stockholders’ equity	852,032	225,143	24,570	(221,877)	879,868
Total liabilities and stockholders’ equity	$1,675,016	$256,248	$132,933	$(306,510)	$1,757,687

Condensed Consolidating Statements of Income

For the three months ended,			Combined	Consolidating	Total
March 31, 2006	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$632,968	$633,004	$60,953	$(661,047)	$665,878
Costs of goods sold	483,577	626,168	52,295	(655,649)	506,391
Gross profit	149,391	6,836	8,658	(5,398)	159,487
Selling, general and administrative	23,342	2,857	4,658	(2,482)	28,375
Operating income (loss)	126,049	3,979	4,000	(2,916)	131,112
Interest expense	7,596	—	627	(87)	8,136
Other (income) expense, net	38,167	(38,943)	(22)	117	(681)
Income (loss) before income taxes and equity in net loss of subsidiaries	80,286	42,922	3,395	(2,946)	123,657
Income taxes	32,578	15,395	1,322	(1,687)	47,608
	47,708	27,527	2,073	(1,259)	76,049
Equity in net income of subsidiaries	29,597	—	—	(29,597)	—
Net income (loss)	$77,305	$27,527	$2,073	$(30,856)	$76,049

For the three months ended,			Combined	Consolidating	Total
March 31, 2005	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$568,605	$521,727	$36,295	$(555,921)	$570,706
Costs of goods sold	443,399	516,644	31,879	(549,993)	441,929
Gross profit	125,206	5,083	4,416	(5,928)	128,777
Selling, general and administrative	18,587	1,905	3,687	(1,725)	22,454
Operating income (loss)	106,619	3,178	729	(4,203)	106,323
Interest expense	7,603	—	472	2	8,077
Other (income) expense, net	33,285	(33,891)	—	28	(578)
Income (loss) before income taxes and equity in net loss of subsidiaries	65,731	37,069	257	(4,233)	98,824
Income taxes	25,964	13,289	99	(1,305)	38,047
	39,767	23,780	158	(2,928)	60,777
Equity in net income of subsidiaries	23,938	—	—	(23,938)	—
Net income (loss)	$63,705	$23,780	$158	$(26,866)	$60,777

Condensed Consolidating Statements of Cash Flow

For the three months ended,			Combined	Total
March 31, 2006	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operations	$108,419	$21,584	$6,029	$136,032
Net cash used in investing activities	(18,544)	—	(741)	(19,285)
Net cash provided by (used in) in financing activities	40,182	(21,579)	(5,163)	13,440
Increase in cash and equivalents	130,057	5	125	130,187
Cash and equivalents at beginning of year	62,842	59	2,617	65,518
Cash and equivalents at end of period	$192,899	$64	$2,742	$195,705

For the three months ended,			Combined	Total
March 31, 2005	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operations	$77,623	$(14,748)	$(7,900)	$54,975
Net cash used in investing activities	(7,107)	—	(12,034)	(19,141)
Net cash provided by (used in) in financing activities	(68,304)	—	19,883	(48,421)
Increase (decrease) in cash and equivalents	2,212	(14,748)	(51)	(12,587)
Cash and equivalents at beginning of year	4,157	11,869	308	16,334
Cash and equivalents at end of period	$6,369	$(2,879)	$257	$3,747

Note 7. Subsequent Events

The company completed its previously announced acquisition of Roanoke Electric Steel Corporation on April 11, 2006, immediately following approval of the transaction by Roanoke stockholders. Pursuant to the Merger Agreement, Roanoke stockholders received $9.75 in cash and 0.4 shares of the company’s common stock for each share of Roanoke stock outstanding at the effective date of the merger. Based on 11,360,901 shares of Roanoke stock outstanding prior to the close of the transaction, the company paid $111 million in cash, issued 4,544,360 shares of registered Steel Dynamics common stock and assumed $45 million in Roanoke debt, which the company retired on April 12, 2006. The cash portion of the purchase price was funded from the company’s cash on hand.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements made in this report that are not statements of historical fact are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, any statements that may project, indicate or imply future results, events, performance or achievements. We refer you to the sections denominated “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference, for a more detailed discussion of some of the many factors, variables, risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. We caution that any forward-looking statement reflects only our reasonable belief at the time the statement is made.

Income Statement Classifications

Net Sales.   Our total net sales are a factor of net tons shipped, product mix and related pricing. Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales. We charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, based on our cost of production. We also charge marginally higher prices for our value-added products. These products include hot rolled and cold rolled galvanized products, cold rolled products, and painted products from our Flat Roll Division and certain special bar quality products from our Engineered Bar Products Division.

Costs of Goods Sold.   Our costs of goods sold represents all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are steel scrap and scrap substitutes, alloys, natural gas, argon, direct and indirect labor and related benefit amounts, electricity, oxygen, electrodes, depreciation, materials and transportation, and freight. Our metallic raw materials, steel scrap and scrap substitutes, represent the most significant component of our costs of goods sold.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include labor and benefits, professional services, financing cost amortization, property taxes, and profit-sharing expense.

Interest Expense.   Interest expense consists of interest associated with our senior credit facilities and other debt arrangements (as described in the notes to our financial statements as set forth in our 2005 Annual Report on Form 10-K) net of capitalized interest costs that are related to construction expenditures during the construction period of capital projects.

Other (Income) Expense.   Other income consists of interest income earned on our cash balances and any other non-operating income activity, including gains on certain short-term investments. Other expense consists of any non-operating costs.

First Quarter Operating Results 2006 vs. 2005

Net income was $76.0 million or $1.52 per diluted share during the first quarter of 2006, compared with $60.8 million or $1.12 per diluted share during the first quarter of 2005. Our gross margin percentage increased slightly when compared to the first quarter of 2005 and on a linked-quarter basis. Even though our first quarter 2006 average consolidated selling price per ton shipped decreased when compared to the first quarter of 2005, the costs associated with our metallic raw materials on a comparative basis decreased to a greater degree and resulted in a 1% gross margin increase.

Gross Profit.   During the first quarter of 2006, our net sales increased $95.2 million, or 17%, to $665.9 million, while our consolidated shipments increased 203,000 tons, or 24%, to 1.1 million tons, when compared with the first quarter of 2005. The increase in shipments was due to record shipments at each of our three steelmaking operations. Our Flat Roll Division increased shipments by 93,000 tons, or 16%, due to increased demand for flat rolled products from industry service centers that have somewhat depleted inventory levels and due to increased production levels achieved through production process efficiencies. Our Structural & Rail Division increased shipments by 61,000 tons, or 32%, which resulted from increased demand for structural products for the non-residential construction industry. Our Engineered Bar Products Division increased shipments by 36,000 tons, or 40%, during this period as a result of increased demand for special-bar-quality products and the continued development of longer-term customer supply relationships. The special-bar-quality market tends to be driven by longer-term customer supply arrangements. Our Engineered Bar Products Division started operations in January 2004 and, since that time, has been selling into the spot market and commissioning various products for customer inspection and approvals in an attempt to develop customer relationships and enter into the longer-term customer supply contract arena.

As depicted by the following graph, our first quarter 2006 average consolidated selling price per ton shipped decreased $38 compared with the first quarter of 2005, and increased $12 on a linked-quarter basis. The United States has seen a slight increase in the importing of steel products during the recent quarter; however, steel service centers continue to maintain lower than average inventory levels. These combined circumstances, along with a stronger non-residential construction market, have aided in the strengthening of demand for flat rolled, structural steel and building fabrication products. Currently we have orders for the second quarter that suggest we will achieve higher average selling prices than experienced during the first quarter of 2006.

Generally, we incur higher production costs when manufacturing value-added products such as, cold rolled, galvanized, and painted flat roll steels; and special-bar-quality steels. The following table depicts our product mix by major product category for the three months ended March 31, based on tons shipped for the indicated periods (*indicates shipments of less than 1%).

		2006	2005
Flat Roll	Hot Band	28%	31%
	Pickled & Oiled	3	4
	Cold Rolled	3	4
	Cold Rolled Galvanized	11	8
	Hot Rolled Galvanized	10	9
	Post Anneal	*	*
	Painted	5	6
Structural	Wide Flange Beams & H-Piling	21	20
Bar	SBQ & Merchant Shapes	11	9
Rail	Industrial	*	*
Fabrication	Joist, Girders & Decking	4	2
Alternative Iron Units	Liquid & Briquette Iron	4	6

Metallic raw materials used in our electric arc furnaces represent our single-most significant manufacturing cost. Our metallic raw material cost per net ton consumed increased $5 during the first quarter of 2006 as compared to the fourth quarter of 2005 and decreased $45 when compared to the first quarter of 2005. During the first quarter of 2006 and 2005, our metallic raw material costs represented 55% and 64%, respectively, of our total manufacturing costs. Historically our metallic raw material costs represented between 45% and 50% of our total manufacturing costs; however, this percentage has increased to as high as 65% in 2004, when the industry has encountered historically high steel scrap prices. This increase in the cost of our primary raw material as a percentage of our total manufacturing costs necessitated the initiation of a surcharge mechanism which was adopted by the steel industry during the first quarter of 2004. The surcharge is derived from an indexed scrap number and designed to pass some of the increased costs associated with rising metallic prices through to our customers. As these costs decrease, the surcharge also declines. During a portion of the second and third quarters of 2005, steel scrap costs were below the indexed surcharge numbers, and in some instances, no surcharge was utilized in determining prices for our products. We currently anticipate a modest increase in our metallic raw material consumption costs during the second quarter of 2006 as compared to those experienced during the first quarter.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $28.4 million during the first quarter of 2006, as compared to $22.5 million during the same period in 2005, an increase of $5.9 million, or 26%. We recorded expense of $7.9 million and $6.3 million during the first quarter of 2006 and 2005, respectively, related to our performance-based profit sharing plan allocation, which is based on 6% of pretax earnings. We adopted FAS 123R on January 1, 2006, which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements. During the first quarter of 2006, we recorded $1.4 million of share-based compensation expense related to our outstanding incentive stock options. During both the first quarter of 2006 and 2005, our total selling, general and administrative expenses represented 4% of net sales.

Interest Expense.   During the first quarter of 2006, gross interest expense decreased $51,000, or 1%, to $8.4 million and capitalized interest decreased $110,000 to $233,000, as compared to the same period in 2005. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our Engineered Bar Products and Structural & Rail divisions. We currently anticipate gross interest expense to remain consistent throughout the remainder of this year.

Other (Income) Expense.   Other income was $681,000 during the first quarter of 2006, as compared to $578,000 during the same period in 2005.

Income Taxes.   During the first quarter of 2006, our income tax provision was $47.6 million, as compared to $38.0 million during the same period in 2005. Our effective income tax rate was 38.5% for both periods.

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

Working Capital.   During the first quarter of 2006, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals decreased $36.1 million to $399.2 million compared to December 31, 2005. Due to increased product pricing and sales volumes, trade receivables increased $19.2 million, or 8%, during the first quarter to $260.9 million, of which approximately 95%, were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 12% and 16% of our outstanding trade receivables at March 31, 2006 and December 31, 2005, respectively. During the first quarter of 2006 our inventories decreased $17.2 million, or 4%, to $381.5 million. Raw materials and finished goods decreased during the first quarter of 2006 generally for all of our divisions. Our trade payables and accruals increased $38.1 million, or 19%, during the first quarter of 2006 due primarily to an increase of $38.0 million, to $44.8 million, in our federal and state income tax payable at March 31, 2006.

Capital Expenditures.   During the first quarter of 2006, we invested $14.6 million in property, plant and equipment, of which $6.8 million, or 46%, related to the construction of an $18 million bar finishing facility at our Engineered Bar Products Division, and the remainder represented improvement projects for our existing facilities. We anticipate some components of the finishing facility commencing operations during the second quarter and for the facility to be fully operational by September 2006. We believe these capital investments will increase our net sales and related cash flows as each project develops.

Capital Resources.   During the first quarter of 2006, our total outstanding debt, including unamortized bond premium, decreased $6.7 million to $433.9 million. Our long-term debt to capitalization ratio, representing our long-term debt divided by the sum of our long-term debt and our total stockholders’ equity, was 31% and 33% at March 31, 2006 and December 31, 2005, respectively.

Long-term Debt.   At March 31, 2006, there were no outstanding borrowings under our $350 million senior secured revolving credit facility. The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiaries receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. We were in compliance with these covenants at March 31, 2006, and expect to remain in compliance during the next twelve months.

Cash Dividends.   During the first quarter of 2006, our board of directors declared a regular cash dividend of $.10 (ten cents) and a special dividend of $.10 (ten cents) per common share for shareholders of record at close of business on March 31, 2006. The cash dividend of $8.8 million was paid on April 14, 2006. We anticipate continuing comparable quarterly cash dividends throughout 2006. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Completed Merger.   We completed our previously announced acquisition of Roanoke Electric Steel Corporation on April 11, 2006, immediately following approval of the transaction by Roanoke stockholders. Pursuant to the Merger Agreement, Roanoke stockholders received $9.75 in cash and 0.4 shares of our common stock for each share of Roanoke stock outstanding at the effective date of the merger. Based on 11,360,901 shares of Roanoke stock outstanding prior to the close of the transaction, we paid $111 million in cash, issued 4,544,360 shares of registered Steel Dynamics common stock and assumed $45 million in Roanoke debt, which we retired on April 12, 2006. The cash portion of the purchase price was funded from our cash on hand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.   In the normal course of business we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. At March 31, 2006, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Commodity Risk.   In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand. Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 3 years. Historically, we have fully utilized all such “take or pay” requirements and we believe that our future production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. At March 31, 2006, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.   Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as we use that term and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Controls Over Financial Reporting.   No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

No material changes have occurred to the company’s indicated risk factors as disclosed in the company’s 2005 Annual Report on Form 10-K filed on March 9, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350
32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350

* Filed concurrently herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2006

STEEL DYNAMICS, INC.

By:	/s/ Gary E. Heasley
Gary E. Heasley
Vice President of Finance and CFO