Form 10-Q
period 2006-06-30
STEEL DYNAMICS INC
filed 2006-08-08
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006, Registrant had 50,590,118 outstanding shares of Common Stock.

STEEL DYNAMICS, INC.
Table of Contents

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$53,948	$65,518
Accounts receivable, net	322,478	202,878
Accounts receivable-related parties	31,813	38,830
Inventories	528,683	398,684
Deferred taxes	17,346	6,516
Other current assets	21,853	13,307
Total current assets	976,121	725,733

Property, plant and equipment, net	1,113,709	999,969

Restricted cash	4,535	1,588

Intangible assets	12,335	—

Goodwill	30,720	1,925

Other assets	27,053	28,472
Total assets	$2,164,473	$1,757,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$167,920	$111,067
Accounts payable-related parties	1,766	4,475
Accrued interest	9,810	8,952
Accrued profit sharing	20,752	23,030
Other accrued expenses	72,349	57,497
Current maturities of long-term debt	649	2,156
Total current liabilities	273,246	207,177

Long-term debt
Senior unsecured 9 ½% notes	300,000	300,000
Subordinated convertible 4.0% notes	79,995	115,000
Other long-term debt	17,887	17,960
Unamortized bond premium	4,615	5,459
	402,497	438,419

Deferred taxes	262,047	231,105

Minority interest	1,747	1,118

Commitments and contingencies

Stockholders’ equity:
Common stock voting, $.01 par value; 100,000,000 shares authorized; 53,796,151 and 53,055,720 shares issued, and 50,556,030 and 43,183,989 shares outstanding, as of June 30, 2006 and December 31, 2005, respectively	536	529
Treasury stock, at cost; 3,240,121 and 9,871,731 shares, at June 30, 2006 and December 31, 2005, respectively	(88,914)	(270,905)
Additional paid-in capital	414,792	405,900
Retained earnings	898,522	744,344
Total stockholders’ equity	1,224,936	879,868
Total liabilities and stockholders’ equity	$2,164,473	$1,757,687

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales
Unrelated parties	$758,186	$482,550	$1,366,804	$983,396
Related parties	63,061	63,276	120,321	133,136
Total net sales	821,247	545,826	1,487,125	1,116,532

Costs of goods sold	624,692	434,642	1,131,083	876,571
Gross profit	196,555	111,184	356,042	239,961

Selling, general and administrative expenses	42,407	20,081	70,782	42,535
Operating income	154,148	91,103	285,260	197,426

Interest expense	8,025	8,898	16,161	16,975
Other (income) expense, net	(1,275)	(175)	(1,956)	(753)
Income before income taxes	147,398	82,380	271,055	181,204

Income taxes	50,529	31,717	98,137	69,764

Net income	$96,869	$50,663	$172,918	$111,440

Basic earnings per share	$2.01	$1.14	$3.77	$2.42

Weighted average common shares outstanding	48,231	44,510	45,874	46,106

Diluted earnings per share, including effect of assumed conversions	$1.78	$1.00	$3.31	$2.12
Weighted average common shares and share equivalents outstanding	54,883	51,472	52,609	53,150

Dividends declared per share	$.20	$.10	$.40	$.20

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating activities:
Net income	$96,869	$50,663	$172,918	$111,440

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,438	21,579	55,355	43,409
Intangible asset amortization	2,165	—	2,165	—
Deferred income taxes	(5,862)	1,435	(5,734)	14,468
(Gain) loss on disposal of property, plant and equipment	(58)	522	(11)	522
Minority interest	389	(1,552)	628	(1,434)
Changes in certain assets and liabilities:
Accounts receivable	(10,797)	28,426	(29,984)	14,494
Inventories	(30,993)	(26,259)	(13,814)	(40,405)
Other assets	(11,166)	(7,860)	(8,148)	2,660
Accounts payable	(60,298)	(59,029)	(220)	(48,186)
Accrued expenses	11,417	11,202	(15,019)	(22,867)
Net cash provided by operating activities	22,104	19,127	158,136	74,101

Investing activities:
Purchase of property, plant and equipment	(33,882)	(17,146)	(48,467)	(36,287)
Acquisition of business, net of cash acquired	(89,106)	—	(89,106)	—
Purchase of short-term investments	—	—	(14,075)	—
Maturities of short-term investments	4,700	—	14,075	—
Net cash used in investing activities	(118,288)	(17,146)	(137,573)	(36,287)

Financing activities:
Issuance of long-term debt	—	176,297	—	237,605
Repayment of long-term debt	(45,488)	(72,061)	(47,146)	(112,571)
Issuance of common stock (net of expenses) and proceeds and tax benefits from exercise of stock options	8,534	472	27,356	12,836
Issuance (purchase) of treasury stock	193	(103,724)	788	(180,424)
Dividends paid	(8,812)	(4,721)	(13,131)	(9,603)
Debt issuance costs	—	(346)	—	(346)
Net cash used in financing activities	(45,573)	(4,083)	(32,133)	(52,503)

Decrease in cash and equivalents	(141,757)	(2,102)	(11,570)	(14,689)
Cash and equivalents at beginning of period	195,705	3,747	65,518	16,334

Cash and equivalents at end of period	$53,948	$1,645	$53,948	$1,645

Supplemental disclosure information:
Cash paid for interest	$2,171	$2,961	$16,439	$17,018
Cash paid for federal and state income taxes	$94,365	$54,607	$95,541	$54,777

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

The company previously had two reporting segments:  steel operations and steel scrap substitute operations.  With the addition of three joist fabrication facilities acquired with the Roanoke Electric Steel Corporation (Roanoke Electric) merger in April 2006, the company added a third reporting segment:  Steel Fabrication.  With the addition of two steel scrap processing locations pursuant to the merger, the company changed the steel scrap substitute operations segment to steel scrap and scrap substitute operations.

Use of Estimates.  These financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that require management to make estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto.  Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, and goodwill; valuation allowances for trade receivables, inventories and deferred income tax assets; potential environmental liabilities, litigation claims and settlements.  Actual results may differ from these estimates and assumptions.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results.  These financial statements and notes should be read in conjunction with the audited financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2.  Roanoke Electric Merger

The company completed its previously announced merger with Roanoke Electric on April 11, 2006, immediately following approval of the transaction by Roanoke Electric stockholders.  Pursuant to the merger, Roanoke Electric stockholders received $9.75 in cash and 0.4 shares of the company’s common stock for each share of Roanoke Electric stock outstanding at the effective date of the merger. Based on 11,360,901 shares of Roanoke Electric stock outstanding prior to the close of the transaction, the company paid $110.8 million in cash, issued 4,544,360 shares of registered Steel Dynamics common stock valued at $127.7 million, incurred transaction costs of $4.9 million and assumed $44.7 million in debt, which the company retired on April 12, 2006.  The cash portion of the purchase price was funded from the company’s cash on hand.  The company valued the common stock issued at $28.11 per share based on the average stock price of the company’s common stock during the two days before and after the date that the merger agreement was agreed to and announced (October 17, 2005).

The company purchased Roanoke Electric to further diversify its product offerings, provide additional penetration of the joist, truss and girder markets and to broaden its geographic presence.  Roanoke Electric has steel manufacturing facilities in Roanoke, Virginia and Huntington, West Virginia.  These facilities produce angles, rounds, flats, channels, beams, special sections and billets, which are sold to steel service centers, fabricators, original equipment manufacturers and other steel producers.  The operating results from these two facilities are included in the company’s consolidated statements within the steel operations reporting segment.  Roanoke Electric also has certain subsidiaries involved in steel fabrication including bar joist and truck trailer beams, and has two steel scrap processing locations.  The operating results of the bar joist facilities are included in the company’s consolidated statements within the steel fabrication reporting segment while operating results of the two steel scrap processing locations are included with the steel scrap and scrap substitute operations.

Goodwill and intangible assets of $28.8 million and $14.5 million, respectively, were recorded as a result of the merger.  The goodwill is not expected to be deductible for tax purposes.  The intangible assets consisted of the following (dollars in thousands):

	Amount	Useful Life
Customer Relationships	$8,000	20 Years
Trademarks	4,500	4 Years to Indefinite
Backlogs	2,000	Three Months
Total Intangibles	$14,500

The related aggregate amortization expense recognized during the three and six-month periods ended June 30, 2006 was $2.2 million.  The estimated intangible asset amortization expense for the next five years follows (dollars in thousands):

Estimated Amortization
2006 (from April 1 to December 31)	$2,661
2007	992
2008	992
2009	992
2010	775
Thereafter	8,088
Total Intangibles	$14,500

The aggregate purchase price of $243.4 million was allocated to the opening balance sheet of Roanoke Electric at April 11, 2006, the date of the merger.  The following allocation is still preliminary and subject to adjustment based on further determination of actual acquisition costs and the fair value and lives of the acquired assets, assumed liabilities, and identifiable intangible assets (in thousands):

Current Assets	$237,145
Property, Plant & Equipment	117,671
Goodwill	28,795
Intangible Assets	14,500
Other Assets	2,785
Total Assets	400,896

Current Liabilities, Excluding Debt	74,137
Debt	44,722
Deferred Taxes	35,519
Other Liabilities	3,069
Total Liabilities	157,447

Total Assets Acquired	$243,449

Unaudited Pro Forma Results

Roanoke Electric’s operating results have been reflected in the company’s financial statements since the effective date of the merger, April 12, 2006.  The following unaudited pro forma information is presented below as if the merger of Roanoke Electric was completed as of the beginning of each period presented, or January 1, 2005 and 2006, (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales	$821,247	$683,695	$1,636,357	$1,385,711
Net Income	100,187	55,987	181,819	121,843
Basic Earnings Per Share	2.05	1.14	3.75	2.41
Diluted Earnings Per Share	1.82	1.01	3.32	2.13

The information presented above is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the merger been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the company.  The 2005 pro forma results reflect Roanoke Electric operations for the three and six-month periods ended April 30, 2005.  The three-month 2006 pro forma results reflect Roanoke Electric operations for the period between the effective date of the merger, April 12, 2006 and June 30, 2006; and the six-month 2006 pro forma results reflect Roanoke Electric operations for that same period and for the three-month period ended January 31, 2005. As the unaudited pro forma information is presented as if the merger had occurred on each of January 1, 2005 and 2006, the step-up in inventory of $3.7 million and the valuation of backlog of $2.0 million are reflected as expense during the first quarter of both 2005 and 2006. Therefore, the effect of these items are included in the six-month periods unaudited pro forma results presented above, but not the three-month periods.

Note 3.  Stock-Based Compensation

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

Effective January 1, 2006, the company adopted the fair value recognition provisions of Financial Accounting Standard (FAS) No. 123R, “Share-Based Payments,” (FAS 123R) using the modified prospective application method. Under this transition method, compensation cost recognized in the quarters ended March 31, 2006 and June 30, 2006 includes the applicable amounts of compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of FAS 123 and previously presented in the pro forma footnote disclosures). Compensation cost includes all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of FAS 123R). Results for prior periods have not been restated. Prior to the adoption of FAS 123R, no compensation cost was reflected in net income for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with FAS 123R, compensation expense for stock options is now recorded over the vesting period using the fair value on the date of grant, as calculated using the Black-Scholes model.

Total share-based compensation expense, related to all of the company’s share-based awards, primarily incentive stock options,  recognized for the three and six-month periods ended June 30, 2006 was comprised as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
Share-based compensation expense	$1,744	$3,157

Net share-based compensation expense,
Basic per share	$.04	$.07
Diluted per share	.03	.06

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing FAS 123R.

Pro Forma Information: FAS 123 for Periods Prior to 2006

Prior to adopting the provisions of FAS 123R, the company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB 25 and provided the required pro forma disclosures of FAS 123. Because the company established the exercise price based on the fair market value of the company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R. Each accounting period, the company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

For purposes of pro forma disclosures under FAS 123 for the three and six-month periods ended June 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the three and six-month periods ended June 30, 2005 were as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
Net income, as reported	$50,663	$111,440
Share-based employee compensation expense, using the fair value based method, net of related tax effect	(622)	(1,664)
Pro forma net income	50,041	109,776
Effect of assumed conversions, net of tax effect	666	1,330
Pro forma net income, diluted earnings per share	$50,707	$111,106

Basic earnings per share:
As reported	$1.14	$2.42
Pro forma	1.14	2.41
Diluted earnings per share:
As reported	$1.00	$2.12
Pro forma	.99	2.09

The disclosures related to the effect of share-based compensation expense for the three and six-month periods ended June 30, 2006 and the pro forma effect as if FAS 123 had been applied to the three and six-month periods ended June 30, 2005, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

Volatility (1)	44.1-48.1%
Risk-free interest rate (2)	3.9-5.0%
Dividend yield (3)	1.0-1.2%
Expected life (years) (4)	2.5-3.9

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

Note 4.  Earnings Per Share

The company computes and presents earnings per common share in accordance with FASB Statement No. 128, “Earnings Per Share”.  Basic earnings per share is based on the weighted average shares of common stock outstanding during the period.  Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period.  Common share equivalents represent dilutive stock options and dilutive shares related to the company’s convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect.  No options were excluded from the calculation for the three and six-month periods ended June 30, 2006.  For the three and six-month periods ended June 30, 2005, options to purchase 213,000 shares were excluded from the diluted earnings per share calculation because the options were anti-dilutive.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three and six-month periods ended June 30 (in thousands, except per share data):

	Three Months Ended
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$96,869	48,231	$2.01	$50,663	44,510	$1.14
Dilutive stock option effect	—	313		—	199
4.0% convertible subordinated notes	609	6,339		666	6,763
Diluted earnings per share	$97,478	54,883	$1.78	$51,329	51,472	$1.00

	Six Months Ended
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$172,918	45,874	$3.77	$111,440	46,106	$2.42
Dilutive stock option effect	—	297		—	281
4.0% convertible subordinated notes	1,274	6,438		1,330	6,763
Diluted earnings per share	$174,192	52,609	$3.31	$112,770	53,150	$2.12

During the six months ended June 30, 2006, holders of the company’s 4.0% convertible subordinated notes converted $35.0 million of the notes to Steel Dynamics common stock, resulting in the issuance of 2.1 million shares from the company’s treasury stock reserves.  There are currently 4.7 million shares still available for conversion pursuant to these notes.

Note 5.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-our basis.  Inventory consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw Materials	$244,132	$184,518
Supplies	116,902	97,627
Work-in-progress	50,016	38,221
Finished Goods	117,633	78,318
Total Inventories	$528,683	$398,684

Note 6.  Segment Information

The company has three segments: steel, steel fabrication and steel scrap and scrap substitute operations.

The company previously had two reporting segments:  steel operations and steel scrap substitute operations.  With the addition of three joist fabrication facilities acquired with the Roanoke Electric merger in April 2006, the company added a third reporting segment:  Steel Fabrication.  With the addition of two steel scrap processing locations pursuant to the merger, the company changed the steel scrap substitute operations segment to steel scrap and scrap substitute operations.

Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, newly acquired Roanoke Bar Division and newly acquired Steel of West Virginia operations.  These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting and automated rolling mills.

Steel fabrication operations include the company’s five New Millennium Building System’s plants located in Butler, Indiana; Continental, Ohio (newly acquired); Salem, Virginia (newly acquired); Florence, South Carolina (newly acquired); and Lake City, Florida.  Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking.  Prior to June 30, 2006, the revenues associated with these operations were included in “All Other”, as the operations were below the quantitative thresholds required for reportable segments. Accordingly, the company has reclassified these revenues from prior periods to conform to the current presentation.

The steel scrap and scrap substitute operations include the revenues and expenses associated with the company’s two newly acquired steel scrap processing locations and from the company’s scrap substitute manufacturing facility, Iron Dynamics.

Revenues included in the category “All Other” are from a subsidiary operation that is below the quantitative thresholds required for reportable segments.  These revenues are from the further processing and resale of certain secondary and excess flat rolled steel products.  In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior unsecured notes, convertible subordinated notes, certain other investments and profit sharing expenses.

The company’s operations are organized and managed as operating segments.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements.  Refer to the company’s Annual Report on Form10-K for the year ended December 31, 2005, for more information related to the company’s segment reporting.  Inter-segment sales and any related profits are eliminated in consolidation.  The operations from the newly acquired Roanoke Electric facilities are included in the company’s results from the effective date of the merger, April 12, 2006 through June 30, 2006.  The company’s segment results for the three and six-month periods ended June 30 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Steel Operations
Net sales
External	$733,532	$498,006	$1,338,487	$1,032,567
Other segments	62,873	23,400	90,922	42,869
Operating income	169,403	101,875	315,876	218,657
Assets	1,778,855	1,448,627	1,778,855	1,448,627
Steel Fabrication Operations
Net sales
External	$66,969	$34,535	$107,820	$57,502
Other segments	1,097	28	1,117	29
Operating income (loss)	(2,608)	1,990	620	2,379
Assets	160,245	96,448	160,245	96,448
Steel Scrap and Scrap Substitute Operations
Net sales
External	$3,572	$—	$3,572	$—
Other segments	25,118	9,336	36,370	23,912
Operating income (loss)	2,316	(4,127)	(4,249)	(3,965)
Assets	135,530	134,006	135,530	134,006
All Other
Net sales
External	$17,173	$13,285	$37,246	$26,463
Other segments	220	180	439	329
Operating loss	(13,743)	(9,801)	(26,833)	(19,805)
Assets	425,239	101,815	425,239	101,815
Eliminations
Net sales
External	$—	$—	$—	$—
Other segments	(89,307	(32,944)	(128,848)	(67,139)
Operating income (loss)	(1,220)	1,166	(153)	160
Assets	(335,396)	(44,935)	(335,396)	(44,935)
Consolidated
Net sales	$821,247	$545,826	$1,487,125	$1,116,532
Operating income	154,148	91,103	285,260	197,426
Assets	2,164,473	1,735,961	2,164,473	1,735,961
Net sales to non-US companies	19,967	16,766	35,679	41,776

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

Condensed Consolidating Balance Sheets

As of June 30, 2006	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash	$28,393	$24,260	$1,295	$—	$53,948
Accounts receivable	232,615	315,649	1,532	(195,505)	354,291
Inventories	393,221	122,713	22,083	(9,334)	528,683
Other current assets	(46,588)	85,351	459	(23)	39,199
Total current assets	607,641	547,973	25,369	(204,862)	976,121
Property, plant and equipment, net	935,652	120,551	57,344	162	1,113,709
Other assets	404,553	(135,893)	(8,277)	(185,740)	74,643
Total assets	$1,947,846	$532,631	$74,436	$(390,440)	$2,164,473

Accounts payable	$116,970	$75,899	$10,400	$(33,583)	$169,686
Accrued expenses	72,377	26,600	5,206	(1,272)	102,911
Current maturities of long-term debt	628	21	2,107	(2,107)	649
Total current liabilities	189,975	102,520	17,713	(36,962)	273,246
Other liabilities	153,057	101,808	37,968	(30,786)	262,047
Long-term debt	402,343	154	812	(812)	402,497
Minority interest	(22)	—	—	1,769	1,747

Common stock	536	716	17,323	(18,039)	536
Treasury stock	(88,914)	818	—	(818)	(88,914)
Additional paid in capital	414,792	117,001	—	(117,001)	414,792
Retained earnings	876,079	209,614	620	(187,791)	898,522
Total stockholders’ equity	1,202,493	328,149	17,943	(323,649)	1,224,936
Total liabilities and stockholders’ equity	$1,947,846	$532,631	$74,436	$(390,440)	$2,164,473

As of December 31, 2005	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash	$62,842	$59	$2,617	$—	$65,518
Accounts receivable	220,320	147,574	29,612	(155,798)	241,708
Inventories	361,064	—	41,684	(4,064)	398,684
Other current assets	19,580	—	279	(36)	19,823
Total current assets	663,806	147,633	74,192	(159,898)	725,733
Property, plant and equipment, net	941,996	—	58,091	(118)	999,969
Other assets	69,214	108,615	650	(146,494)	31,985
Total assets	$1,675,016	$256,248	$132,933	$(306,510)	$1,757,687

Accounts payable	$113,461	$(8,640)	$10,305	$416	$115,542
Accrued expenses	84,547	1,162	4,968	(1,197)	89,479
Current maturities of long-term debt	2,136	—	5,877	(5,857)	2,156
Total current liabilities	200,144	(7,478)	21,150	(6,638)	207,177
Other liabilities	184,421	38,584	87,213	(79,113)	231,105
Long-term debt	438,419	—	—	—	438,419
Minority interest	—	—	—	1,118	1,118

Common stock	529	2	17,322	(17,324)	529
Treasury stock	(270,905)	—	—	—	(270,905)
Additional paid in capital	405,900	116,868	—	(116,868)	405,900
Retained earnings	716,508	108,273	7,248	(87,685)	744,344
Total stockholders’ equity	852,032	225,143	24,570	(221,877)	879,868
Total liabilities and stockholders’ equity	$1,675,016	$256,248	$132,933	$(306,510)	$1,757,687

Condensed Consolidating Statements of Income

For the three months ended, June 30, 2006	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$651,295	$806,254	$58,287	$(694,589)	$821,247
Costs of goods sold	487,296	769,865	54,881	(687,350)	624,692
Gross profit	163,999	36,389	3,406	(7,239)	196,555
Selling, general and administrative	23,653	15,014	5,000	(1,260)	42,407
Operating income (loss)	140,346	21,375	(1,594)	(5,979)	154,148
Interest expense	6,188	1,532	546	(241)	8,025
Other (income) expense, net	40,963	(42,464)	(47)	273	(1,275)
Income (loss) before income taxes and equity in net loss of subsidiaries	93,195	62,307	(2,093)	(6,011)	147,398
Income taxes	30,388	22,798	(783)	(1,874)	50,529

Equity in net income of subsidiaries	38,198	—	—	(38,198)	—
Net income (loss)	$101,005	$39,509	$(1,310)	$(42,335)	$96,869

For the three months ended, June 30, 2005	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$521,381	$553,709	$47,858	$(577,122)	$454,826
Costs of goods sold	415,830	548,879	42,933	(573,000)	434,642
Gross profit	105,551	4,830	4,925	(4,122)	111,184
Selling, general and administrative	16,642	1,984	3,902	(2,447)	20,081
Operating income (loss)	88,909	2,846	1,023	(1,675)	91,103
Interest expense	8,328	—	570	—	8,898
Other (income) expense, net	31,897	(32,102)	—	30	(175)
Income (loss) before income taxes and equity in net loss of subsidiaries	48,684	34,948	453	(1,705)	82,380
Income taxes	19,934	12,524	188	(929)	31,717
	28,750	22,424	265	(776)	50,663
Equity in net income of subsidiaries	22,689	—	—	(22,689)	—
Net income (loss)	$51,439	$22,424	$265	$(23,465)	$50,663

For the six months ended, June 30, 2006	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$1,284,234	$1,491,776	$119,239	$(1,408,124)	$1,487,125
Costs of goods sold	970,845	1,449,636	107,176	(1,396,574)	1,131,083
Gross profit	313,389	42,140	12,063	(11,550)	356,042
Selling, general and administrative	46,994	17,871	8,809	(2,892)	70,782
Operating income (loss)	266,395	24,269	3,254	(8,658)	285,260
Interest expense	13,784	1,532	1,173	(328)	16,161
Other (income) expense, net	79,130	(81,407)	(69)	390	(1,956)
Income (loss) before income taxes and equity in net loss of subsidiaries	173,481	104,144	2,150	(8,720)	271,055
Income taxes	62,966	37,782	862	(3,473)	98,137

Equity in net income of subsidiaries	67,650	—	—	(67,650)	—
Net income (loss)	$178,165	$66,362	$1,288	$(72,897)	$172,918

Condensed Consolidating Statements of Income

For the six months ended, June 30, 2005	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$1,075,391	$1,075,436	$84,004	$(1,118,299)	$1,116,532
Costs of goods sold	844,634	1,065,523	74,663	(1,108,249)	876,571
Gross profit	230,757	9,913	9,341	(10,050)	239,961
Selling, general and administrative	35,230	3,889	7,589	(4,173)	42,535
Operating income (loss)	195,527	6,024	1,752	(5,877)	197,426
Interest expense	15,932	—	1,042	1	16,975
Other (income) expense, net	65,180	(65,993)	—	60	(753)
Income (loss) before income taxes and equity in net loss of subsidiaries	114,415	72,017	710	(5,938)	181,204
Income taxes	45,897	25,813	287	(2,233)	69,764
	68,518	46,204	423	(3,705)	111,440
Equity in net income of subsidiaries	46,627	—	—	(46,627)	—
Net income (loss)	$115,145	$46,204	$423	$(50,332)	$111,440

Condensed Consolidating Statements of Cash Flow

For the six months ended, June 30, 2006	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash provided by (used in) operations	$125,119	$78,126	$(45,109)	$158,136
Net cash used in investing activities	(55,460)	(73,528)	(8,585)	(137,573)
Net cash provided by (used in) in financing activities	(104,108)	19,603	52,372	(32,133)
Increase (decrease) in cash and equivalents	(34,449)	24,201	(1,322)	(11,570)
Cash and equivalents at beginning of year	62,842	59	2,617	65,518
Cash and equivalents at end of period	$28,393	$24,260	$1,295	$53,948

For the six months ended, June 30, 2005	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash provided by (used in) operations	$139,987	$(52,028)	$(13,808)	$74,101
Net cash used in investing activities	(18,984)	—	(17,303)	(36,287)
Net cash provided by (used in) in financing activities	(135,402)	51,981	30,918	(52,503)
Decrease in cash and equivalents	(14,449)	(47)	(193)	(14,689)
Cash and equivalents at beginning of year	15,707	319	308	16,334
Cash and equivalents at end of period	$1,258	$272	$115	$1,645

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in the steel marketplace, our revenue growth, costs of raw materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Such predictive statements are not guarantees of future performance, and actual results could differ materially from our current expectations.  Factors that could cause such predictive statements to turn out other than as anticipated or predicted include, among others:  changes in economic conditions affecting steel consumption; increased foreign imports; increased price competition; difficulties in integrating acquired businesses; risks and uncertainties involving new products or new technologies; changes in the availability or cost of steel scrap or substitute materials; increases in energy costs; occurrence of unanticipated equipment failures and plant outages; labor unrest; and the effect of the elements on production or consumption.

In addition, we refer you to the sections denominated “Special Note Regarding Forward-Looking Statement” and “Risk Factors” in our Annual report on Form 10-K for the year ended December 31, 2005, as well as, in other reports which we from time to time file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated.  These reports are available publicly on the SEC Web site, www.sec.gov, and on our Web site, www.steeldynamics.com.  Forward-looking or predictive statements we make are based on our knowledge of our businesses and the environment in which they operate as of the date on which the statements were made.  Due to these risks and uncertainties, as well as matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report.  We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Income Statement Classifications

Net Sales.  Net sales from steel operations are a factor of net tons shipped, product mix and related pricing.  Net sales from steel fabrication are recognized from construction contracts utilizing a percentage-of-completion method, which is based on the percentage of steel consumed to-date as compared to the estimated total steel required for each contract.  Steel fabrication revenues accounted for approximately 7% our total net sales for the six months ended June 30, 2006.  Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales.  We charge premium prices for certain grades of steel, dimensions of product, or certain smaller volumes, and for value-added processing or coating of steel products. We also charge marginally higher prices for our value-added products.  These products include hot rolled and cold rolled galvanized products, cold rolled products, and painted products from our Flat Roll Division; certain special bar quality products from our Engineered Bar Products Division; and certain industrial truck and trailer products from our Steel of West Virginia operations.

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

Interest Expense.  Interest expense consists of interest associated with our senior credit facilities and other debt arrangements (as described in the notes to our financial statements as set forth in our 2005 Annual Report on Form 10-K) net of capitalized interest costs that are related to construction expenditures during the construction period of material capital projects.

Other (Income) Expense.  Other income consists of interest income earned on our cash balances and any other non-operating income activity, including gains on certain short-term investments. Other expense consists of any non-operating costs.

Roanoke Electric Merger

We completed our previously announced merger with Roanoke Electric Steel Corporation on April 11, 2006, immediately following approval of the transaction by Roanoke Electric stockholders.  Through the merger we have further diversified our product mix, expanded our presence in the bar joist market and gained additional expertise and presence in the scrap processing business.  Roanoke Electric has steel manufacturing facilities in Roanoke, Virginia and Huntington, West Virginia.  These facilities produce angles, rounds, flats, channels, beams, special sections and billets, which are sold to steel service centers, fabricators, original equipment manufacturers and other steel producers.  Roanoke also has certain subsidiaries involved in steel fabrication including bar joist and truck trailer beams, and has two steel scrap processing locations.

Pursuant to the merger agreement, Roanoke Electric stockholders received $9.75 in cash and 0.4 shares of our common stock for each share of Roanoke Electric stock outstanding at the effective date of the merger. Based on 11,360,901 shares of Roanoke Electric stock outstanding prior to the close of the transaction, we paid $110.8 million in cash, issued 4.5 million shares of registered Steel Dynamics common stock (valued at $127.7 million) from the our treasury stock reserves, incurred $4.9 million in transaction costs, and assumed $44.7 million in debt, which we retired on April 12, 2006.  The cash portion of the purchase price was funded from cash on hand.

Roanoke Electric operating results are reflected in our financial statements from the effective date of the merger, April 12, 2006, through June 30, 2006.

Second Quarter Operating Results 2006 vs. 2005

Net income was $96.9 million or $1.78 per diluted share during the second quarter of 2006, compared with $50.7 million or $1.00 per diluted share during the second quarter of 2005.  Our gross margin percentage was 24% during the second quarter of 2006, as compared to 20% for the second quarter of 2005 and 25% on a linked-quarter basis.  Our second quarter 2006 average consolidated selling price per ton shipped increased $41 per ton when compared to the first quarter of 2006, and at the same time costs associated with our metallic raw materials on a comparative basis decreased.  This scenario would have resulted in a higher gross margin; however, we recorded additional costs of goods sold of $4.9 million due to valuing the purchased Roanoke Electric inventory and property, plant and equipment at fair market value, which resulted in increased manufacturing costs and depreciation.

Gross Profit.    During the second quarter of 2006, our net sales increased $275.4 million, or 50%, to $821.2 million, while our consolidated shipments increased 324,000 tons, or 36%, to 1.2 million tons, when compared with the second quarter of 2005. The increase in shipments was due to increased shipments at each of our three steelmaking operations and the inclusion of the Roanoke Electric volume.  Our Flat Roll Division increased shipments by 83,000 tons, or 15%, due to increased demand for flat rolled products and due to increased production levels achieved through production process efficiencies.  Our Structural & Rail Division increased shipments by 37,000 tons, or 18%, which resulted from increased demand for structural products for the non-residential construction industry.  Our Engineered Bar Products Division increased shipments by 16,000 tons, or 14%, during this period as a result of increased demand for special-bar-quality products and the continued development of longer-term customer supply relationships.  During the quarter, the Engineered Bar Products Division also began limited operations of an on-site facility which is expected to enhance margins through value-added finishing capabilities.  The finishing facility is expected to be fully operational by the end of the third quarter 2006.   Also included in our second quarter shipments from our newly acquired Roanoke Steel steelmaking operations were shipments of 146,000 tons from our Roanoke Bar Division and 80,000 tons from our Steel of West Virginia operations.

As depicted by the following graph, our second quarter 2006 average consolidated selling price per ton shipped increased $64 compared with the second quarter of 2005.  During the first half of 2006, the volume of steel products imported into the Unites States increased, which we believe could decline in the short term as recent global steel prices have increased and are better aligned with current U.S. markets; however, import activity is extremely difficult to forecast and can change rapidly.  This along with a continued stronger non-residential construction market, have aided in the strengthening of demand for flat rolled, structural steel and building fabrication products.  Currently, we anticipate continued favorable pricing and volume trends for the third quarter.

Generally, we incur higher production costs when manufacturing value-added products such as cold rolled, galvanized, and painted flat roll steels; and special-bar-quality steels.  The following charts depict our steel and fabrication operations product mix by major product category for the three and six-month periods ended June 30, 2006 and 2005, based on tons shipped from these operations

Metallic raw materials used in our electric arc furnaces represent our single-most significant manufacturing cost.  Our metallic raw material cost per net ton consumed increased $14 during the second quarter of 2006 as compared to the second quarter of 2005 and increased $10 on a linked-quarter basis. During the second quarter of 2006 and 2005, our metallic raw material costs represented 53% of our total manufacturing costs.  Historically our metallic raw material costs represented between 45% and 50% of our total manufacturing costs; however, this percentage increased to as high as 65% in 2004, when the industry encountered historically high steel scrap prices.  This increase in the cost of our primary raw material as a percentage of our total manufacturing costs necessitated the initiation of a surcharge mechanism which was adopted by the steel industry during the first quarter of 2004.  The surcharge is derived from an indexed scrap number and designed to pass some of the increased costs associated with rising metallic prices through to our customers.  As these costs decrease, the surcharge also declines.  During a portion of the second and third quarters of 2005, steel scrap costs were below the indexed surcharge numbers, and in some instances, no surcharge was utilized in determining prices for our products.  We anticipate steel scrap prices to decline in the third quarter; however, we currently have higher-priced steel scrap inventory on-hand which we believe will result in a modest increase in our metallic raw material consumption costs during the third quarter of 2006 as compared to those experienced during the first half of 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $42.4 million during the second quarter of 2006, as compared to $20.1 million during the same period in 2005, an increase of $22.3 million, or 111%.  During the second quarter of 2006 and 2005, respectively, our selling, general and administrative expenses represented 5% and 4% of our total net sales.

We recorded expense of $8.3 million and $5.2 million during the second quarter of 2006 and 2005, respectively, related to our Steel Dynamics performance-based profit sharing plan allocation, which is currently based on 6% of pretax earnings.  We also recorded profit sharing expense of $2.8 million, related to the Roanoke Electric subsidiaries that are currently not included in the aforementioned plan.  Our board of directors approved an increase of 2% in the Steel Dynamics profit sharing rate effective August 1, 2006, in recognition of the additional participants that will be added as a result of the Roanoke Electric merger.

We adopted FAS 123R on January 1, 2006, which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements.  During the second quarter of 2006, we recorded $1.7 million of share-based compensation expense related to our outstanding incentive stock options.  We also recorded amortization expense of $2.2 million related to the intangible assets identified with the Roanoke Electric merger.  We currently anticipate amortization of intangibles to be slightly less than $500,000 for the remainder of 2006; however, our allocation of the purchase price of Roanoke Electric is still preliminary, and this amount could change.

Interest Expense.  During the second quarter of 2006, gross interest expense decreased $874,000, or 10%, to $8.2 million and capitalized interest remained relatively unchanged at $201,000, when compared to the same period in 2005.  The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our Engineered Bar Products and Structural & Rail divisions.  We currently anticipate gross interest expense to remain consistent throughout the remainder of this year.

Other (Income) Expense.  Other income was $1.3 million during the second quarter of 2006, as compared to $175,000 during the same period in 2005.  This increase was the result of certain non-operating revenues recognized at certain of the Roanoke Electric subsidiaries.

Income Taxes.  During the second quarter of 2006, our income tax provision was $50.5 million, as compared to $31.7 million during the same period in 2005.  Our effective income tax rate was 38.5% during the second quarter of 2005.  During the second quarter of 2006, we decreased our estimated annual effective tax rate from 38.5% to 37.3% to reflect, among other things, the recognition of a research and development tax credit and the reduction in our expected state tax rate due to the acquisition of Roanoke Electric.  This rate reduction was effective retroactive to April 1, 2006.  The result of the change in the estimated annual effective tax rate was to increase income for the three and six-month periods ended June 30, 2006 by $6.2 million.

First Half Operating Results 2006 vs. 2005

Net income was $172.9 million or $3.31 per diluted share during the first half of 2006, compared with $111.4 million or $2.12 per diluted share during the first half of 2005.

Gross Profit.    During the first half of 2006, our net sales increased $370.6 million, or 33%, to $1.5 billion and our consolidated shipments increased 527,000 tons, or 30%, to 2.3 million tons, compared with the first half of 2005. The increase in shipments was due in part to the inclusion of shipments from the Roanoke Electric operating facilities acquired April, 11, 2006.  We also had increased shipments of 177,000 tons, or 16%, from our Flat Roll Division, increased shipments of 98,000 tons, or 25%, from our Structural & Rail Division, and increased shipments of 52,000 tons, or 26%, from our Engineered Bar Products Division.  Our first half 2006 average consolidated selling price increased $7 per ton, to $653 as compared with the first half of 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $70.8 million during the first half of 2006, as compared to $42.5 million during the same period in 2005, an increase of $28.2 million, or 66%.  This increase was attributed in part to increased combined profit sharing expense of $7.7 million, or 66%, of which $2.8 million relates to the Roanoke Electric merger. During the first half of 2006 and 2005, respectively, selling, general and administrative expenses represented approximately 5% and 4% of net sales. We also adopted FAS 123R on January 1, 2006, which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements.  During the first half of 2006, we recorded $3.1 million of share-based compensation expense related to our outstanding incentive stock options.  We also recorded amortization expense of $2.2 million related to the intangible assets identified with the Roanoke Electric merger.

Interest Expense.  During the first half of 2006, gross interest expense decreased $925,000, or 5%, to $16.6 million and capitalized interest decreased $111,000, or 20%, as compared to the same period in 2005.  The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our Engineered Bar Products and Structural & Rail divisions.

Other (Income) Expense.  Other income was $2.0 million during the first half of 2006, as compared to $753,000 during the same period of 2005.   This increase was the result of certain non-operating revenues recognized at certain of the Roanoke Electric subsidiaries.

Income Taxes.  During the first half of 2006, our income tax provision was $98.1 million, as compared to $69.8 million during the same period in 2005.  During the first half of 2006 and 2005 our effective income tax rate was 38.5%.  During the second quarter of 2006, we decreased our estimated annual effective tax rate from 38.5% to 37.3% to reflect, among other things, the recognition of a research and development tax credit and the reduction in our expected state tax rate due to the acquisition of Roanoke Electric.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity offerings, long-term borrowings, state and local grants and capital cost reimbursements.

Working Capital.  During the first half of 2006, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $175.0 million to $610.4 million compared to December 31, 2005.  Approximately $163.0 million of working capital was associated with the purchase of Roanoke Electric.  Trade receivables increased $112.6 million, or 47%, during the first half of 2006 to $354.3 million, of which approximately 98%, were current or less than 60 days past due.  Our largest customer is an affiliated company, Heidtman Steel, which represented 9% and 16% of our outstanding trade receivables at June 30, 2006 and December 31, 2005, respectively.  During the first half of 2006 our inventories increased $130.0 million, or 33%, to $528.7 million.  Raw materials generally increased during the first half of 2006 for all of our steelmaking divisions.  Our trade payables and accruals increased $67.6 million, or 33%, during the first half of 2006 due in part to an increase of $16.9 million, to $23.7 million, in our federal and state income tax payable at June 30, 2006.

Capital Expenditures.  During the first half of 2006, we invested $48.5 million in property, plant and equipment, of which $12.7 million, or 26%, related to the construction of an $18 million bar finishing facility at our Engineered Bar Products Division and the remainder represented improvement projects for our existing facilities.  Some of the finishing facility components commenced operations during the second quarter, and we anticipate the facility to be fully operational by September 2006.  We believe these capital investments will increase our net sales and related cash flows as each project develops.

Capital Resources and Long —term Debt.   During the first half of 2006, our total outstanding debt, including unamortized bond premium, decreased $37.4 million to $403.1 million.  During the first half of 2006, holders of our 4.0% convertible subordinated notes converted $35.0 million of the notes to Steel Dynamics common stock, resulting in the issuance of 2.1 million shares from our treasury reserves.  There are currently 4.7 million shares still available for conversion pursuant to these notes.  Our long-term debt to capitalization ratio, representing our long-term debt divided by the sum of our long-term debt and our total stockholders’ equity, was 25% and 33% at June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006, there were no outstanding borrowings under our $350 million senior secured revolving credit facility.  The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiaries receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries.  The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities.  Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement.  We were in compliance with these covenants at June 30, 2006, and expect to remain in compliance during the next twelve months.

Cash Dividends.  During the second quarter of 2006, our board of directors approved the continuation of a special dividend of $.10 per common share to be distributed in addition to the company’s regular quarterly cash dividend of $.10 per common share.  The combined $.20 per common share dividend was payable to shareholders of record at the close of business on June 30, 2006 and was paid on July 14, 2006.  We anticipate continuing comparable quarterly cash dividends throughout 2006.  The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.  In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Other.  Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control.  In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future.  We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next two years for making required payments of principal and interest on our indebtedness, funding working capital requirements and funding anticipated capital expenditures.

Other Matters

Inflation.  We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies.  We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations are subject to change, and we may become subject to more stringent environmental laws and regulations in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.  In the normal course of business we are exposed to interest rate changes.  Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our borrowings.  We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage.  A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions.  At June 30, 2006, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Commodity Risk.  In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys.  Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.  Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities.  Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 3 years.  Historically, we have fully utilized all such “take or pay” requirements and we believe that our future production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.  At June 30, 2006, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as we use that term and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings required to be described in this report.

ITEM 1A.  RISK FACTORS.

No material changes have occurred to the company’s indicated risk factors as disclosed in the company’s 2005 Annual Report on Form 10-K filed on March 9, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Following are the results of matters submitted to a vote of shareholders at the Steel Dynamics Annual Shareholders Meeting held May 18, 2006:

•       With respect to Item 1 in our Proxy Statement (Election of Directors):

Director	Shares Voted For	Shares Voted Against or Withheld
Keith E. Busse	37,762,495	928,772
Mark D. Millett	38,014,455	676,812
Richard P. Teets, Jr.	38,011,523	679,744
John C. Bates	36,473,954	2,217,313
Dr. Frank D. Byrne	38,429,106	262,160
Paul B. Edgerley	38,513,933	177,333
Richard J. Freeland	38,413,081	278,186
Dr. Jürgen Kolb	37,998,679	692,587
James C. Marcuccilli	38,514,621	176,645
Joseph D. Ruffolo	38,358,532	332,735

•       With respect to Item 2 in our Proxy Statement (Approval of Ernst & Young LLP as Auditors for the Year 2006), Ernst & Young LLP was approved as our independent auditors for the year 2006:

Shares Voted For	37,838,007
Shares Voted Against	850,627
Abstentions	2,631

•       With respect to Item 3 in our Proxy Statement (Approval of Steel Dynamics, Inc. 2006 Omnibus Equity Incentive Plan), the plan was approved:

Shares Voted For	26,142,668
Shares Voted Against	5,651,493
Abstentions	42,778

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

August 8, 2006

STEEL DYNAMICS, INC.

By:	/s/ GARY E. HEASLEY
Gary E. Heasley
Vice President of Finance and CFO