Form 10-Q
period 2006-09-30
STEEL DYNAMICS INC
filed 2006-10-30
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21719

Steel Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6714 Pointe Inverness Way, Suite 200, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (260) 459-3553

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

(Check one):        Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 24, 2006, Registrant had 45,927,710 outstanding shares of Common Stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$20,843	$65,518
Accounts receivable, net	360,196	202,878
Accounts receivable-related parties	43,003	38,830
Inventories	557,726	398,684
Deferred taxes	18,266	6,516
Other current assets	14,705	13,307
Total current assets	1,014,739	725,733

Property, plant and equipment, net	1,118,533	999,969

Restricted cash	5,771	1,588

Intangible assets	12,478	—

Goodwill	30,966	1,925

Other assets	26,316	28,472
Total assets	$2,208,803	$1,757,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$192,730	$104,248
Accounts payable-related parties	1,966	4,475
Income taxes payable	33,846	6,819
Accrued profit sharing	34,426	23,030
Other accrued expenses	79,149	66,449
Current maturities of long-term debt	30,772	2,156
Total current liabilities	372,889	207,177

Long-term debt
Senior unsecured 9 ½% notes	300,000	300,000
Subordinated convertible 4.0% notes	79,995	115,000
Other long-term debt	17,368	17,960
Unamortized bond premium	4,194	5,459
	401,557	438,419

Deferred taxes	259,970	231,105

Minority interest	1,814	1,118

Commitments and contingencies

Stockholders’ equity:
Common stock voting, $.01 par value; 100,000,000 shares authorized; 53,856,206 and 53,055,720 shares issued, and 47,528,845 and 43,183,989 shares outstanding, as of September 30, 2006 and December 31, 2005, respectively	537	529
Treasury stock, at cost; 6,327,361 and 9,871,731 shares, at September 30, 2006 and December 31, 2005, respectively	(250,062)	(270,905)
Additional paid-in capital	419,430	405,900
Retained earnings	1,002,668	744,344
Total stockholders’ equity	1,172,573	879,868
Total liabilities and stockholders’ equity	$2,208,803	$1,757,687

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales
Unrelated parties	$854,299	$464,208	$2,221,139	$1,447,605
Related parties	57,563	34,431	177,848	167,616
Total net sales	911,862	498,689	2,398,987	1,615,221

Costs of goods sold	667,058	393,457	1,798,141	1,270,028
Gross profit	244,804	105,232	600,846	345,193

Selling, general and administrative expenses	46,224	23,381	117,006	65,916
Operating income	198,580	81,851	483,840	279,277

Interest expense	7,445	9,468	23,606	26,443
Other (income) expense, net	(974)	(1,450)	(2,930)	(2,203)
Income before income taxes	192,109	73,833	463,164	255,037

Income taxes	73,386	28,425	171,523	98,189

Net income	$118,723	$45,408	$291,641	$156,848

Basic earnings per share	$2.38	$1.05	$6.18	$3.48

Weighted average common shares outstanding	49,843	43,138	47,197	45,117

Diluted earnings per share, including effect of assumed conversions	$2.17	$.92	$5.49	$3.05

Weighted average common shares and share equivalents outstanding	54,893	50,138	53,466	52,146

Dividends declared per share	$.30	$.10	$.70	$.30

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating activities:
Net income	$118,723	$45,408	$291,641	$156,848

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,616	25,059	87,293	68,468
Deferred income taxes	(2,997)	(602)	(8,731)	13,866
(Gain) loss on disposal of property, plant and equipment	—	4	(11)	526
Minority interest	68	(91)	696	(1,525)
Changes in certain assets and liabilities:
Accounts receivable	(48,907)	20,742	(78,891)	35,236
Inventories	(29,043)	42,408	(42,857)	2,002
Other assets	6,042	(10,908)	(2,106)	(7,980)
Accounts payable	44,230	15,104	36,847	(32,917)
Income taxes payable	10,160	2,954	17,323	2,789
Accrued expenses	10,664	4,311	(4,356)	(18,554)
Net cash provided by operating activities	139,556	144,389	296,848	218,759

Investing activities:
Purchase of property, plant and equipment	(35,645)	(8,799)	(84,112)	(45,355)
Acquisition of business, net of cash acquired	—	—	(89,106)	—
Purchase of short-term investments	—	—	(14,075)	—
Maturities/sales of short-term investments	—	1,345	14,075	1,345
Net cash used in investing activities	(35,645)	(7,454)	(173,218)	(44,010)

Financing activities:
Issuance of debt	65,000	31,101	65,000	268,706
Repayment of debt	(35,395)	(127,640)	(81,698)	(240,212)
Issuance of common stock (net of expenses) and proceeds and tax benefits from exercise of stock options	4,638	1,008	31,995	13,845
Purchase of treasury stock	(161,148)	(6,340)	(160,360)	(186,764)
Dividends paid	(10,111)	(4,363)	(23,242)	(13,966)
Debt issuance costs	—	(1,742)	—	(2,088)
Net cash used in financing activities	(137,016)	(107,976)	(168,305)	(160,479)

Increase (decrease) in cash and equivalents	(33,105)	28,959	(44,675)	14,270
Cash and equivalents at beginning of period	53,948	1,645	65,518	16,334

Cash and equivalents at end of period	$20,843	$30,604	$20,843	$30,604

Supplemental disclosure information:
Cash paid for interest	$15,016	$15,721	$31,455	$32,739
Cash paid for federal and state income taxes	$60,421	$35,323	$155,962	$90,100

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Accounting Policies and Recent Accounting Pronouncements

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on its results from operations or financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (Statement 158). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company does not believe that adoption will have a material impact on its financial position.

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

Goodwill and intangible assets of $29.0 million and $14.1 million, respectively, were recorded as a result of the merger.  The amount of intangible assets was reduced from $14.5 million to $14.1 million during the third quarter due to further evaluation.  The goodwill is not expected to be deductible for tax purposes.  The intangible assets consisted of the following (dollars in thousands):

	Amount	Useful Life
Customer Relationships	$8,400	20 Years
Trademarks	4,500	4 Years to Indefinite
Backlogs	1,200	Three Months
Total Intangibles	$14,100

The related aggregate amortization recognized during the three and nine-month periods ended September 30, 2006 was income of $544,000 due to the change in estimated identifiable intangible assets during the third quarter and expense of $1.6 million, respectively.  The estimated intangible asset amortization expense for the next five years follows (dollars in thousands):

Estimated Amortization
2006 (from April 12 to December 31)	$1,874
2007	1,012
2008	1,012
2009	1,012
2010	795
Thereafter	8,395
Total Intangibles	$14,100

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

Current Assets	$237,145
Property, Plant & Equipment	117,671
Goodwill	29,041
Intangible Assets	14,100
Other Assets	2,785
Total Assets	400,742

Current Liabilities, Excluding Debt	74,137
Debt	44,722
Deferred Taxes	35,365
Other Liabilities	3,069
Total Liabilities	157,293
Total Assets Acquired	$243,449

Unaudited Pro Forma Results

Roanoke Electric’s operating results have been reflected in the company’s financial statements since the effective date of the merger, April 12, 2006.  The following unaudited pro forma information is presented below as if the merger of Roanoke Electric was completed as of the beginning of each period presented, or January 1, 2005 and 2006 (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2006	2005
Net Sales	$635,088	$2,548,219	$2,020,798
Net Income	51,456	297,410	174,034
Basic Earnings Per Share	1.08	6.08	3.50
Diluted Earnings Per Share	.95	5.42	3.09

The information presented above is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the merger been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the company.  The 2005 pro forma results reflect Roanoke Electric operations for the three and nine-month periods ended July 31, 2005.  The nine-month 2006 pro forma results reflect Roanoke Electric operations for the period between the effective date of the merger, April 12, 2006 and September 30, 2006, and for the three-month period ended January 31, 2006, representing the second and third quarter operations, plus the pre-merger operations for the first quarter ended January 31, 2006.  As the unaudited pro forma information is presented as if the merger had occurred on each of January 1, 2005 and 2006, the step-up in inventory of $3.7 million and the valuation of backlog of $1.2 million are reflected as expense during the first quarter of both 2005 and 2006.  Therefore, the effects of these items are included in the nine-month periods unaudited pro forma results presented above, but not the three-month periods.

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

Effective January 1, 2006, the company adopted the fair value recognition provisions of Financial Accounting Standard (FAS) No. 123R, “Share-Based Payments,” (FAS 123R) using the modified prospective application method. Under this transition method, compensation cost recognized in the quarters ended during the first nine months of 2006 include the applicable amounts of compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of FAS 123 and previously presented in the pro forma footnote disclosures). Compensation cost includes all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of FAS 123R). Results for prior periods have not been restated. Prior to the adoption of FAS 123R, no compensation cost was reflected in net income for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with FAS 123R, compensation expense for stock options is now recorded over the vesting period using the fair value on the date of grant, as calculated using the Black-Scholes model.

Total share-based compensation expense, related to all of the company’s share-based awards, primarily incentive stock options,  recognized for the three and nine-month periods ended September 30, 2006 was comprised as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
Share-based compensation expense	$2,089	$5,246

Net share-based compensation expense,
Basic per share	$.04	$.11
Diluted per share	.04	.10

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

For purposes of pro forma disclosures under FAS 123 for the three and nine-month periods ended September 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the three and nine-month periods ended September 30, 2005 were as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
Net income, as reported	$45,408	$156,848
Share-based employee compensation expense, using the fairvalue based method, net of related tax effect	(944)	(2,608)
Pro forma net income	44,464	154,240
Effect of assumed conversions, net of tax effect	664	1,994
Pro forma net income, diluted earnings per share	$45,128	$156,234

Basic earnings per share:
As reported	$1.05	$3.48
Pro forma	1.03	3.42
Diluted earnings per share:
As reported	$.92	$3.05
Pro forma	.90	3.00

The disclosures related to the effect of share-based compensation expense for the three and nine-month periods ended September 30, 2006 and the pro forma effect as if FAS 123 had been applied to the three and nine-month periods ended September 30, 2005, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

Volatility (1)	44.1 — 48.1%
Risk-free interest rate (2)	3.9 — 5.0%
Dividend yield (3)	1.0 — 1.2%
Expected life (years) (4)	2.5 — 3.9

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

Note 4.  Earnings Per Share

The company computes and presents earnings per common share in accordance with FASB Statement No. 128, “Earnings Per Share”.  Basic earnings per share is based on the weighted average shares of common stock outstanding during the period.  Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period.  Common share equivalents represent dilutive stock options and dilutive shares related to the company’s convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect.  For the three and nine-month periods ended September 30, 2006 and 2005, options to purchase 237,000 and 211,000 shares, respectively, were excluded from the diluted earnings per share calculation because the options were anti-dilutive.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three and nine-month periods ended September 30 (in thousands, except per share data):

	Three Months Ended
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$118,723	49,843	$2.38	$45,408	43,138	$1.05
Dilutive stock option effect	—	346		—	237
4.0% convertible subordinated notes	455	4,704		664	6,763
Diluted earnings per share	$119,178	54,893	$2.17	$46,072	50,138	$.92

	Nine Months Ended
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$291,641	47,197	$6.18	$156,848	45,117	$3.48
Dilutive stock option effect	—	409		—	266
4.0% convertible subordinated notes	1,729	5,860		1,994	6,763
Diluted earnings per share	$293,370	53,466	$5.49	$158,842	52,146	$3.05

During the nine months ended September 30, 2006, holders of the company’s 4.0% convertible subordinated notes converted $35.0 million of the notes to Steel Dynamics common stock, resulting in the issuance of 2.1 million shares of the company’s treasury stock.  There are currently 4.7 million shares still available for conversion pursuant to these notes.

Note 5.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw Materials	$256,215	$184,518
Supplies	124,228	97,627
Work-in-progress	55,581	38,221
Finished Goods	121,702	78,318
Total Inventories	$557,726	$398,684

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

The company’s operations are organized and managed as operating segments.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements.  Refer to the company’s Annual Report on Form10-K for the year ended December 31, 2005, for more information related to the company’s segment reporting.  Inter-segment sales and any related profits are eliminated in consolidation.  The operations from the newly acquired Roanoke Electric facilities are included in the company’s results from the effective date of the merger, April 12, 2006 through September 30, 2006.  The company’s segment results for the three and nine-month periods ended September 30 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Steel Operations
Net sales
External	$816,951	$439,942	$2,155,438	$1,472,509
Other segments	75,547	30,571	166,469	73,440
Operating income	217,748	89,141	533,624	307,799
Assets	1,820,891	1,362,091	1,820,891	1,362,091
Steel Fabrication Operations
Net sales
External	$80,665	$40,157	$188,485	$97,658
Other segments	3,684	3	4,801	32
Operating income	5,013	4,152	5,633	6,531
Assets	181,416	102,525	181,416	102,525
Steel Scrap and Scrap Substitute Operations
Net sales
External	$1,731	$—	$5,303	$—
Other segments	27,355	15,528	63,725	39,439
Operating income (loss)	260	(1,771)	(3,989)	(5,736)
Assets	138,816	136,513	138,816	136,513
All Other
Net sales
External	$12,516	$18,590	$49,762	$45,053
Other segments	273	197	712	526
Operating loss	(21,820)	(10,296)	(48,653)	(30,100)
Assets	416,856	139,619	416,856	139,619
Eliminations
Net sales
External	$—	$—	$—	$—
Other segments	(106,860)	(46,299)	(235,708)	(113,436)
Operating income (loss)	(2,621)	625	(2,775)	783
Assets	(349,176)	(42,640)	(349,176)	(42,640)
Consolidated
Net sales	$911,862	$498,689	$2,398,987	$1,615,221
Operating income	198,580	81,851	483,840	279,277
Assets	2,208,803	1,698,108	2,208,803	1,698,108
Net sales to non-US companies	27,725	18,352	63,404	60,128

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

Condensed Consolidating Balance Sheets

	Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
As of September 30, 2006
Cash	$8,788	$10,135	$1,920	$—	$20,843
Accounts receivable	284,081	245,169	44,689	(170,740)	403,199
Inventories	413,484	113,675	43,043	(12,476)	557,726
Other current assets	(32,428)	65,148	277	(26	32,971
Total current assets	673,925	434,127	89,929	(183,242)	1,014,739
Property, plant and equipment, net	936,310	124,377	57,685	161	1,118,533
Other assets	361,206	(130,814)	(9,643)	(145,218)	75,531
Total assets	$1,971,441	$427,690	$137,971	$(328,299	$2,208,803

Accounts payable	$153,516	$37,448	$13,230	$(9,498)	$194,696
Accrued expenses	96,062	42,826	5,984	2,549	147,421
Current maturities of long-term debt	30,750	22	5,357	(5,357)	30,772
Total current liabilities	280,328	80,296	24,571	(12,306)	372,889
Deferred taxes	133,608	109,430	83,512	(66,580)	259,970
Long-term debt	401,408	149	1,362	(1,362)	401,557
Minority interest	(48)	—	—	1,862	1,814

Common stock	537	716	17,975	(18,691)	537
Treasury stock	(250,062)	818	—	(818)	(250,062)
Additional paid in capital	419,430	117,001	—	(117,001)	419,430
Retained earnings	986,240	119,280	10,551	(113,403)	1,002,668
Total stockholders’ equity	1,156,145	237,815	28,526	(249,913)	1,172,573
Total liabilities and stockholders’ equity	$1,971,441	$427,690	$137,971	$(328,299)	$2,208,803

	Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
As of December 31, 2005
Cash	$62,842	$59	$2,617	$—	$65,518
Accounts receivable	220,320	147,574	29,612	(155,798)	241,708
Inventories	361,064	—	41,684	(4,064)	398,684
Other current assets	19,580	—	279	(36)	19,823
Total current assets	663,806	147,633	74,192	(159,898)	725,733
Property, plant and equipment, net	941,996	—	58,091	(118)	999,969
Other assets	69,214	108,615	650	(146,494)	31,985
Total assets	$1,675,016	$256,248	$132,933	$(306,510)	$1,757,687

Accounts payable	$113,461	$(8,640)	$10,305	$416	$115,542
Accrued expenses	84,547	1,162	4,968	(1,197)	89,479
Current maturities of long-term debt	2,136	—	5,877	(5,857)	2,156
Total current liabilities	200,144	(7,478)	21,150	(6,638)	207,177
Deferred taxes	184,421	38,584	87,213	(79,113)	231,105
Long-term debt	438,419	—	—	—	438,419
Minority interest	—	—	—	1,118	1,118

Common stock	529	2	17,322	(17,324)	529
Treasury stock	(270,905)	—	—	—	(270,905)
Additional paid in capital	405,900	116,868	—	(116,868)	405,900
Retained earnings	716,508	108,273	7,248	(87,685)	744,344
Total stockholders’ equity	852,032	225,143	24,570	(221,877)	879,868
Total liabilities and stockholders’ equity	$1,675,016	$256,248	$132,933	$(306,510)	$1,757,687

Condensed Consolidating Statements of Income

For the three months ended,			Combined	Consolidating	Total
September 30, 2006	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$722,188	$897,662	$60,483	$(768,471)	$911,862
Costs of goods sold	523,755	850,083	50,688	(757,468)	667,058
Gross profit	198,433	47,579	9,795	(11,003)	244,804
Selling, general and administrative	30,734	12,780	5,928	(3,218)	46,224
Operating income (loss)	167,699	34,799	3,867	(7,785)	198,580
Interest expense	5,359	1,614	531	(59)	7,445
Other (income) expense, net	44,633	(45,679)	(18)	90	(974)
Income (loss) before income taxes and equity in net income of subsidiaries	117,707	78,864	3,354	(7,816)	192,109
Income taxes	45,170	28,688	1,328	(1,800)	73,386
	72,537	50,176	2,026	(6,016)	118,723
Equity in net income of subsidiaries	52,202	—	—	(52,202)	—
Net income (loss)	$124,739	$50,176	2,026	$(58,218)	$118,723

For the three months ended,			Combined	Consolidating	Total
September 30, 2005	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$469,350	$470,513	$58,760	(499,934)	$498,689
Costs of goods sold	373,180	466,007	50,143	(495,873)	393,457
Gross profit	96,170	4,506	8,617	(4,061)	105,232
Selling, general and administrative	18,729	2,134	4,826	(2,308)	23,381
Operating income (loss)	77,441	2,372	3,791	(1,753)	81,851
Interest expense	8,774	—	694	—	9,468
Other (income) expense, net	28,037	(29,515)	(2)	30	(1,450)
Income taxes	16,670	11,420	1,193	(858)	28,425
	23,960	20,467	1,906	(925)	45,408
Equity in net income of subsidiaries	22,372	—	—	(22,372)	—
Net income (loss)	$46,332	$20,467	$1,906	$(23,297)	$45,408

For the nine months ended,			Combined	Consolidating	Total
September 30, 2006	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,006,422	$2,336,920	$179,723	$(2,124,078)	$2,398,987
Costs of goods sold	1,494,601	2,246,116	157,865	(2,100,441)	1,798,141
Gross profit	511,821	90,804	21,858	(23,637)	600,846
Selling, general and administrative	77,727	30,651	14,738	(6,110)	117,006
Operating income (loss)	434,094	60,153	7,120	(17,527)	483,840
Interest expense	19,143	3,147	1,704	(388)	23,606
Other (income) expense, net	123,763	(127,086)	(87)	480	(2,930)
Income (loss) before income taxes and equity in net income of subsidiaries	291,188	184,092	5,503	(17,619)	463,164
Income taxes	108,136	66,470	2,190	(5,273)	171,523
	183,052	117,622	3,313	(12,346)	291,641
Equity in net income of subsidiaries	120,936	—	—	(120,936)	—
Net income (loss)	$303,988	$117,622	$3,313	$(133,282)	$291,641

Condensed Consolidating Statements of Income

For the nine months ended,			Combined	Consolidating	Total
September 30, 2005	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,544,742	$1,545,949	$142,763	$(1,618,233)	$1,615,221
Costs of goods sold	1,217,815	1,531,530	124,806	(1,604,123)	1,270,028
Gross profit	326,927	14,419	17,957	(14,110)	345,193
Selling, general and administrative	53,958	6,024	12,415	(6,481)	65,916
Operating income (loss)	272,969	8,395	5,542	(7,629)	279,277
Interest expense	24,706	—	1,736	1	26,443
Other (income) expense, net	93,217	(95,508)	(2)	90	(2,203)
Income (loss) before income taxes and equity in net income of subsidiaries	155,046	103,903	3,808	(7,720)	255,037
Income taxes	62,567	37,233	1,480	(3,091)	98,189
	92,479	66,670	2,328	(4,629)	156,848
Equity in net income of subsidiaries	68,999	—	—	(68,999)	—
Net income (loss)	$161,478	$66,670	$2,328	$(73,628)	$156,848

Condensed Consolidating Statements of Cash Flow

For the nine months ended,			Combined	Total
September 30, 2006	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operations	$174,882	$222,311	$(100,345)	$296,848
Net cash used in investing activities	(81,343)	(82,458)	(9,417)	(173,218)
Net cash provided by (used in) in financing activities	(147,593)	(129,777)	109,065	(168,305)
Increase (decrease) in cash and equivalents	(54,054)	10,076	(697)	(44,675)
Cash and equivalents at beginning of year	62,842	59	2,617	65,518
Cash and equivalents at end of period	$8,788	$10,135	$1,920	$20,843

For the nine months ended,			Combined	Total
September 30, 2005	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operations	$252,901	$(19,850)	$(14,292)	$218,759
Net cash used in investing activities	(25,879)	—	(18,131)	(44,010)
Net cash provided by (used in) in financing activities	(212,447)	19,680	32,288	(160,479)
Increase (decrease) in cash and equivalents	14,575	(170)	(135)	14,270
Cash and equivalents at beginning of year	15,706	320	308	16,334
Cash and equivalents at end of period	$30,281	$150	$173	$30,604

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

Income Statement Classifications

Net Sales.  Net sales from steel operations are a factor of net tons shipped, product mix and related pricing.  Net sales from steel fabrication are recognized from construction contracts utilizing a percentage-of-completion method, which is based on the percentage of steel consumed to-date as compared to the estimated total steel required for each contract.  Steel fabrication revenues accounted for approximately 8% of our total net sales for the nine months ended September 30, 2006.  Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales.  We charge premium prices for certain grades of steel, product dimensions, or certain smaller volumes, and for value-added processing or coating of steel products. We also charge marginally higher prices for our value-added products.  These products include hot rolled and cold rolled galvanized products, cold rolled products, and painted products from our Flat Roll Division; certain special-bar-quality products from our Engineered Bar Products Division; and certain industrial truck and trailer products from our Steel of West Virginia operations.

Costs of Goods Sold.  Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products.  The principal elements of these costs are steel scrap and scrap substitutes, alloys, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and freight.  Our metallic raw materials, steel scrap and scrap substitutes, represent the most significant component of our costs of goods sold.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include labor and benefits, professional services, financing cost amortization, property taxes, and profit-sharing expense.

Interest Expense.  Interest expense consists of interest associated with our senior credit facilities and other debt (as described in the notes to our financial statements as set forth in our 2005 Annual Report on Form 10-K) net of capitalized interest costs that are related to construction expenditures during the construction period of material capital projects.

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

Pursuant to the merger agreement, Roanoke Electric stockholders received $9.75 in cash and 0.4 shares of our common stock for each share of Roanoke Electric stock outstanding at the effective date of the merger. Based on 11,360,901 shares of Roanoke Electric stock outstanding prior to the close of the transaction, we paid $110.8 million in cash, issued 4.5 million shares of registered Steel Dynamics common stock (valued at $127.7 million) from our treasury stock reserves, incurred $4.9 million in transaction costs, and assumed $44.7 million in debt, which we retired on April 12, 2006.  The cash portion of the purchase price was funded from cash on hand.

Roanoke Electric operating results are reflected in our financial statements from the effective date of the merger, April 12, 2006, through September 30, 2006.

Third Quarter Operating Results 2006 vs. 2005

Net income was $118.7 million or $2.17 per diluted share during the third quarter of 2006, compared with $45.4 million or $.92 per diluted share during the third quarter of 2005.  Our gross margin percentage was 27% during the third quarter of 2006, as compared to 21% for the third quarter of 2005 and as compared to 24% on a linked-quarter basis.  Our third quarter 2006 average consolidated selling price per ton shipped increased $61 per ton when compared to the second quarter of 2006, and at the same time costs associated with our metallic raw materials on a comparative basis increased only $6 per net ton consumed.  This scenario resulted in increased gross margin.

Gross Profit.    During the third quarter of 2006, our net sales increased $413.2 million, or 83%, to $911.9 million, while our consolidated shipments increased 320,000 tons, or 35%, to 1.2 million tons, when compared with the third quarter of 2005. The increase in shipments was due to increased shipments at each of our three steelmaking operations and the inclusion of Roanoke Electric shipments.  Our Flat Roll Division increased shipments by 31,000 tons, or 5%.  Our Structural and Rail Division increased shipments by 25,000 tons, or 11%, which resulted from increased demand for structural products for the non-residential construction industry.  Our Engineered Bar Products Division increased shipments by 65,000 tons, or 98%, during this period as a result of increased demand for special-bar-quality products and the continued development of longer-term customer supply relationships.  During the quarter, the Engineered Bar Products Division also increased operations of an on-site finishing facility which is expected to enhance margins.  The finishing facility began limited operations during the second quarter of 2006 and became fully operational during the third quarter.   Also included in our third quarter shipments from our newly acquired Roanoke Electric steelmaking operations were shipments of 166,000 tons from our Roanoke Bar Division and 86,000 tons from our Steel of West Virginia operations.

As depicted by the following graph, our third quarter 2006 average consolidated selling price per ton shipped increased $193 compared with the third quarter of 2005.  During the first nine months of 2006, the volume of steel products imported into the Unites States increased driven by strong demand and short-term supply constraints for certain products.  We believe import volumes could decline in the short term as a result of increased inventories; however, import activity is difficult to forecast.  During the third quarter of 2006, inventories increased at steel service centers and prices have softened for certain flat-rolled products as a consequence.  Continued strength within the non-residential construction market has resulted in sustained strong demand for structural steel and building fabrication products.  Currently, we anticipate a decrease in our fourth quarter average pricing; however, we believe this decrease in pricing may be somewhat offset by an expected slightly greater decrease in our steel scrap costs and will have a moderate impact on our gross margin during the forth quarter.

Generally, we incur higher production costs when manufacturing value-added products such as cold rolled, galvanized, and painted flat roll steels; and special-bar-quality steels.  The following charts depict our steel and fabrication operations product-mix by major product category for the three and nine-month periods ended September 30, 2006 and 2005, based on tons shipped from these operations.

Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost.  Our metallic raw material cost per net ton consumed increased $62 during the third quarter of 2006 as compared to the third quarter of 2005 and increased $6 on a linked-quarter basis. During the third quarter of 2006 and 2005, respectively, our metallic raw material costs represented 55% and 49% of our total manufacturing costs.  Historically our metallic raw material costs represented between 45% and 50% of our total manufacturing costs; however, this percentage increased to as high as 65% in 2004, when the industry encountered historically high steel scrap prices.  This increase in the cost of our primary raw material as a percentage of our total manufacturing costs necessitated the initiation of a surcharge mechanism which was widely adopted by the steel industry during the first quarter of 2004.  The surcharge is derived from an indexed scrap number and designed to pass some of the increased costs associated with rising metallic prices through to our customers.  As these costs decrease, the surcharge also declines.  During a portion of the second and third quarters of 2005, steel scrap costs were below the indexed surcharge numbers, and in some instances, no surcharge was utilized in determining prices for our products.  We anticipate steel scrap prices to decline in the fourth quarter.  We currently believe this decrease will result in a modest decrease in our metallic raw material costs during the fourth quarter of 2006 as compared to the first nine months of 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $46.2 million during the third quarter of 2006, as compared to $23.4 million during the same period in 2005, an increase of $22.8 million, or 98%.  During both the third quarter of 2006 and 2005 our selling, general and administrative expenses represented 5% of our total net sales.

We recorded expense of $14.5 million and $4.6 million during the third quarter of 2006 and 2005, respectively, related to our Steel Dynamics performance-based profit sharing plan allocation, which is currently calculated as 8% of pretax earnings.  We also recorded profit sharing expense of $1.9 million, related to certain Roanoke Electric and other subsidiaries whose employees did not participate in the aforementioned plan until August 1, 2006.  Our board of directors approved an increase from 6% to the current 8% in the profit sharing rate effective August 1, 2006, in recognition of the additional plan participants added as a result of the Roanoke Electric merger.

We adopted FAS 123R on January 1, 2006, which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements.  During the third quarter of 2006, we recorded $2.1 million of share-based compensation expense related to our outstanding incentive stock options.  We also adjusted our allocation of the Roanoke Electric purchase price which resulted in an $800,000 reduction in amortization expense during the third quarter of 2006.  We currently anticipate amortization of intangibles to be slightly less than $500,000 for the remainder of 2006; however, our allocation of the purchase price of Roanoke Electric is still preliminary, and this amount could change.

Interest Expense.  During the third quarter of 2006, gross interest expense decreased $1.7 million, or 18%, to $7.8 million and capitalized interest increased $325,000 to $364,000, when compared to the same period in 2005.  The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our Engineered Bar Products and Structural and Rail divisions.  We currently anticipate gross interest expense to remain consistent throughout the remainder of this year.

Other (Income) Expense.  Other income was $974,000 during the third quarter of 2006, as compared to $1.5 million during the same period in 2005.  During 2006 other income was principally composed of certain non-operating revenues recognized at several of the Roanoke Electric subsidiaries.  During 2005 other income was principally from the sale of certain equity securities held as short-term investments.

Income Taxes.  During the third quarter of 2006, our income tax provision was $73.4 million, as compared to $28.4 million during the same period in 2005.  Our effective income tax rate was 38.2% and 38.5% during the third quarters of 2006 and 2005, respectively.  During the second quarter of 2006, we decreased our estimated annual effective tax rate from 38.5% to 37.3% to reflect, among other things, the recognition of research and development tax credits and the reduction in our expected state tax rate due to the acquisition of Roanoke Electric.

First Nine Months Operating Results 2006 vs. 2005

Net income was $291.6 million or $5.49 per diluted share during the first nine months of 2006, compared with $156.8 million or $3.05 per diluted share during the first nine months of 2005.

Gross Profit.  During the first nine months of 2006, our net sales increased $783.8 million, or 49%, to $2.4 billion and our consolidated shipments increased 847,000 tons, or 32%, to 3.5 million tons, compared with the first nine months of 2005. The increase in shipments was due in part to the inclusion of shipments from the Roanoke Electric operating facilities acquired April, 11, 2006.  We also had increased shipments of 208,000 tons, or 12%, from our Flat Roll Division, increased shipments of 123,000 tons, or 20%, from our Structural and Rail Division, and increased shipments of 116,000 tons, or 44%, from our Engineered Bar Products Division.  During the first nine months of 2006 our average consolidated selling price per ton shipped increased $77, or 13%, to $681 as compared with the same period of 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $117.0 million during the first nine months of 2006, as compared to $65.9 million during the same period in 2005, an increase of $51.1 million, or 78%.  This increase was attributed in part to increased combined profit sharing expense of $19.4 million, or 120%, of which $4.7 million relates to the Roanoke Electric merger. During the first nine months of 2006 and 2005, respectively, selling, general and administrative expenses represented approximately 5% and 4% of net sales. We also adopted FAS 123R on January 1, 2006, which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements.  During the first nine months of 2006, we recorded $5.2 million of share-based compensation expense related to our outstanding incentive stock options.  We also recorded amortization expense of $1.6 million related to intangible assets identified with the Roanoke Electric merger.

Interest Expense.  During the first nine months of 2006, gross interest expense decreased $2.6 million, or 10%, to $24.4 million and capitalized interest increased $214,000, or 37%, as compared to the same period in 2005.  The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our Engineered Bar Products and Structural and Rail divisions.

Other (Income) Expense.  Other income was $2.9 million during the first nine months of 2006, as compared to $2.2 million during the same period of 2005.   During 2006 other income was principally composed of certain non-operating revenues recognized at several of the Roanoke Electric subsidiaries.  During 2005 other income was principally from the sale of certain equity securities held as short-term investments.

Income Taxes.  During the first nine months of 2006, our income tax provision was $171.5 million, as compared to $98.2 million during the same period in 2005.  During the first nine months of 2006 and 2005 our effective income tax rate was 37.0% and 38.5%, respectively.  During the second quarter of 2006, we decreased our estimated annual effective tax rate from 38.5% to 37.3% to reflect, among other things, the recognition of research and development tax credits and the reduction in our expected state tax rate due to the acquisition of Roanoke Electric.

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

Working Capital.  During the first nine months of 2006, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $183.4 million to $618.8 million compared to December 31, 2005.  Approximately $163.0 million of working capital was associated with the purchase of Roanoke Electric.  Trade receivables increased $161.5 million, or 67%, during the first nine months of 2006 to $403.2 million, of which approximately 98%, were current or less than 60 days past due.  Our largest customer is an affiliated company, Heidtman Steel, which represented 11% and 16% of our outstanding trade receivables at September 30, 2006 and December 31, 2005, respectively.  During the first nine months of 2006 our inventories increased $159.0 million, or 40%, to $557.7 million.  Raw materials and finished goods generally increased during the first nine months of 2006 for all of our steelmaking divisions.  Our trade payables and general accruals increased $98.7 million, or 56%, during the first nine months of 2006.

Capital Expenditures.  During the first nine months of 2006, we invested $84.1 million in property, plant and equipment, of which $53.6 million, or 64%, related to the completion of a bar finishing facility at our Engineered Bar Products Division; the continued construction of a welding facility at our Structural and Rail Division; and the continued reconfiguration of the three recently purchased Roanoke Electric joist plants.  The remaining capital expenditures represented improvement projects at our existing facilities, including the caster expansion at our Flat Roll Division.  We believe these capital investments will increase our net sales and related cash flows as each project develops.

Capital Resources and Long—term Debt.  During the first nine months of 2006, our total outstanding debt, including unamortized bond premium, decreased $8.2 million to $432.3 million.  During the first nine months of 2006, holders of our 4.0% convertible subordinated notes converted $35.0 million of the notes to Steel Dynamics common stock, resulting in the issuance of 2.1 million shares from our treasury reserves.  There are currently 4.7 million shares still available for conversion pursuant to these notes.  Our long-term debt to capitalization ratio, representing our long-term debt divided by the sum of our long-term debt and our total stockholders’ equity, was 27% and 33% at September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006, there were outstanding borrowings of $30 million under our $350 million senior secured revolving credit facility.  The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiaries receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries.  The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities.  Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement.  We were in compliance with these covenants at September 30, 2006, and expect to remain in compliance during the next twelve months.

Common Stock Purchases.  On August 29, 2006, our board of directors authorized the repurchase of up to 5 million shares of our common stock through open market trades. During the three months ended September 30, 2006, we had purchased 3.1 million of the authorized shares in open market trades at an average purchase price of $52.20.  As of the date of this filing, we purchased an additional 1.6 million shares in open market trades at an average purchase price of $53.49.  Pursuant to the August 2006 authorization, we have 300,000 shares remaining available for purchase.

Cash Dividends.  During the third quarter of 2006, our board of directors approved a $.20 per common share regular quarterly cash dividend and the continuation of a special dividend of $.10 per common share to be distributed in addition to the company’s regular quarterly cash dividend.  The combined $.30 per common share dividend was payable to shareholders of record at the close of business on September 29, 2006 and was paid on October 13, 2006.  We anticipate continuing comparable quarterly cash dividends throughout 2006.  The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.  In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.  In the normal course of business we are exposed to interest rate changes.  Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our borrowings.  We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage.  A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions.  At September 30, 2006, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Commodity Risk.  In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys.  Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.  Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities.  Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 3 years.  Historically, we have fully utilized all such “take or pay” requirements and we believe that our future production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.  At September 30, 2006, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as we use that term and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 29, 2006, our board of directors authorized the repurchase of up to 5 million shares of our common stock through open market trades.  The following table indicates shares repurchased during the nine months ended September 30, 2006.

				Total Share Still
				Available For
Period	Total Shares	Average Price	Total Program	Purchase
2006	Purchased	Paid Per Share	Shares Purchased	Under the Program

August 29 to 31	948,000	$52.58	948,000	4,052,000
September 1 to 30	2,139,240	52.03	3,087,240	1,912,760

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

October 30, 2006

STEEL DYNAMICS, INC.
By:	/s/ Gary E. Heasley
Gary E. Heasley
Vice President of Finance and CFO