Form 10-K
period 2006-12-31
STEEL DYNAMICS INC
filed 2007-02-26
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6714 Pointe Inverness Way, Suite 200, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (260) 459-3553

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.005 par value	Nasdaq Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act:  None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2006, was approximately, $2,417,197,000. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 16, 2007, Registrant had outstanding 96,939,871 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to April 30, 2007, which are incorporated by reference herein.

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

ITEM 1.                BUSINESS

Our Company

We are one of the largest steel producers in the United States based on an estimated annual steelmaking capability of approximately 5.2 million tons, with actual 2006 shipments from steel operations totaling 4.8 million tons. Our 2006 consolidated shipments, excluding shipments between our operating divisions, totaled 4.7 million tons. During 2006, our net sales were $3.2 billion. Prior to April 2006, our operations consisted of two reporting segments:  steel operations and steel scrap substitute operations. However, on April 11, 2006, we consummated the acquisition of Roanoke Electric Steel Corporation (Roanoke Electric) and thereby acquired three additional joist fabrication facilities, which when added to our two existing New Millennium Building Systems joist and deck fabrication facilities, now constitutes our third reporting segment: steel fabrication. Moreover, with the addition of two Roanoke Electric steel scrap processing locations, we have also renamed our steel scrap substitute operations segment to steel scrap and scrap substitute operations.

•       Steel Operations. Steel operations include our Flat Roll Division, which operates plants in Butler and Jeffersonville, Indiana; our Structural and Rail Division, which operates a plant in Columbia City,

Indiana; our Engineered Bar Products Division, which operates a plant in Pittsboro, Indiana; our Roanoke Bar Division, which operates a plant in Roanoke, Virginia; and our Steel of West Virginia (SWVA) operations, which operate plants in Huntington, West Virginia and Memphis, Tennessee. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting and automated rolling mills. Steel operations accounted for 89% of our consolidated net sales during 2006.

             The Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot-rolled, galvanized, and painted products. The Structural and Rail Division sells structural steel beams and pilings and is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. The Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. The Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. SWVA primarily sells merchant beams, channels and specialty structural steel sections. Our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

•       Fabrication Operations. Fabrication operations include our five New Millennium Building Systems plants located in Butler, Indiana; Lake City, Florida; Salem, Virginia; Florence, South Carolina; and Continental, Ohio. The operations located in Salem, Florence and Continental were acquired in 2006 pursuant to the Roanoke Electric merger. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Fabrication operations accounted for 8% of our consolidated net sales during 2006.

•       Steel Scrap and Scrap Substitute Operations. Steel scrap and scrap substitute operations include the revenues and expenses associated with our two steel scrap processing locations acquired through the Roanoke Electric merger and from our scrap substitute manufacturing facility, Iron Dynamics (IDI). Output from these operations is generally used as raw materials within our steel operations.

Roanoke Electric Merger

We completed our merger with Roanoke Electric on April 11, 2006, immediately following approval of the transaction by Roanoke Electric stockholders. Through the merger we have further diversified our product mix, expanded our presence in the bar joist market and gained additional expertise and presence in the scrap processing business. Roanoke Electric has steel manufacturing facilities in Roanoke, Virginia and Huntington, West Virginia. These facilities produce angles, rounds, flats, channels, beams, special sections and billets, which are sold to steel service centers, fabricators, original equipment manufacturers and other steel producers. Roanoke also has certain subsidiaries involved in steel fabrication including bar joist and truck trailer beams, and has two steel scrap processing locations.

Pursuant to the merger agreement, Roanoke Electric stockholders received $9.75 in cash and 0.8 shares of our common stock for each share of Roanoke Electric stock outstanding at the effective date of the merger. Based on 11,360,901 shares of Roanoke Electric stock outstanding prior to the close of the transaction, we paid $110.8 million in cash, issued 9.1 million shares of registered Steel Dynamics common stock (valued at $127.7 million), incurred $4.9 million in transaction costs, and assumed $44.7 million in debt, which we retired on April 12, 2006. The cash portion of the purchase price was funded from cash on hand.

Financing

At December 31, 2006, our total outstanding debt, including unamortized bond premium, was $438.9 million. Our long-term debt to capitalization ratio, representing our long-term debt divided by the sum of our long-term debt and our total stockholders’ equity, was 23% at December 31, 2006.

We have a 5-year $350 million senior secured revolving credit facility, which includes a provision to increase the new facility by as much as $100 million under certain circumstances. At December 31, 2006 there were outstanding borrowings of $80.0 million under the revolving credit facility, which was classified as a current maturity on our consolidated balance sheet.

The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiary’s receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. We were in compliance with these covenants at February 20, 2007, and expect to remain in compliance during the next twelve months.

Our board of directors authorized a two-for-one stock split, in the form of a stock dividend, for shareholders of record at the close of business on November 9, 2006, and also authorized an increase in our authorized common shares from 100 million shares with a par value of $.01 per common share to 200 million shares with a par value of $.005 per common share. All share and per share amounts in this filing have been adjusted to reflect this stock split.

Steel Dynamics, Inc. was incorporate in August 1993, in Indiana. We maintain our principal executive offices at 6714 Pointe Inverness Way, Suite 200, Fort Wayne, Indiana 46804. Our telephone number is (260) 459-3553. At December 31, 2006, we had 3,490 employees, of which approximately 12% are represented by a collective bargaining agreement at the SWVA operations. This agreement expires June 2009.

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

Diversified Product Mix

Our current products on a company-wide basis include hot rolled, cold rolled, galvanized and painted sheet steel; various structural steel beams and rails; special bar quality steel; various merchant steel products, including beams, angles, flats and channels; and steel joists and deck materials. We plan to construct and operate a second structural rolling mill, a paint line and the capability to produce Galvalume® to further enrich our product mix. This diversified mix of products enables us to access a broader range of end-user markets, serve a broader customer base and mitigate our exposure to cyclical downturns in commodity grade flat-rolled products or in any one product or end-user market.

Strategic Geographic Locations

The locations of our steelmaking facilities, near sources of scrap materials and near our customer base, allow us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. Steel scrap and scrap substitutes represent the most significant component of our costs of manufacturing. Our mini-mills are located in the Upper Midwest and South Eastern United States, regions which we believe account for a majority of the total scrap produced in the United States. Our Jeffersonville, Indiana galvanizing facility, located on the Ohio River, also provides us with an expanded geographic reach to Southern markets.

Business Strategy

Expand Product Offerings

The completion of our structural and rail mill, the completion of the paint line by our Flat Roll Division, our acquisitions of the Pittsboro, Indiana bar mill and the Jeffersonville, Indiana galvanizing facility, as well as the expansions and upgrades of both facilities, are important steps in pursuing our strategy of product line expansion. The Structural and Rail Division is strategically located to serve the Upper Midwest, Northeast and Canadian markets, which we believe are attractive and under-served markets. Our strategy to expand our flat rolled steel product offerings is to focus on the production of high value-added light gauge products, galvanized products and various coated products. The margins on high value-added products typically exceed those of the commodity grade and the number of producers that make them is more limited. Our Engineered Bar Products Division is likewise strategically located to cost-effectively serve SBQ markets. We will continue to seek additional opportunities to further expand our range of high value-added products through the expansion of existing facilities, greenfield projects and acquisitions of other steel producers or steelmaking assets that may become available through the continuing consolidation of the domestic steel industry.

Enter New Geographic Markets

We may seek to enter new steel markets in strategic geographic locations that offer attractive growth opportunities. The recent Roanoke Electric merger and greenfield expansion of our New Millennium joist and deck business in Lake City, Florida, are examples of such activities.

Continue to Maintain Low Production Costs

We are focused on continuing to maintain one of the lowest operating cost structures in the North American steel industry based upon operating cost per ton. We will continue to strive to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit cost of production at each of our facilities.

Foster Entrepreneurial Culture

We intend to continue to foster our entrepreneurial corporate culture and emphasize decentralized decision making and responsibility, while rewarding teamwork, innovation and operating efficiency. We will also continue to focus on maintaining the effectiveness of our incentive-based bonus plans that are designed to enhance overall productivity and align the interests of our management and employees with our stockholders.

Industry Segments

Under Statement of Financial Accounting Standards Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, we have three reportable segments:  Steel Operations, Fabrication Operations and Steel Scrap and Scrap Substitute Operations.

Available Information

Our internet website address is http://www.steeldynamics.com. We make available on our internet website, under “Investor Relations—SEC Filings,” free of charge, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC., our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, and our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and any amendments to or waivers of our Code of Ethics. We do not intend to incorporate the contents of our or any other website into this report.

Our Business

Steel Operations

Flat Roll Division

Our Butler, Indiana, mini-mill manufactures flat rolled, hot rolled, cold rolled and coated steel products. It currently has an estimated annual capacity of 2.8 million tons. We produced 2.5 million tons and 2.6 million tons at this facility during 2005 and 2006, respectively. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, our mini-mill was one of the first U.S. flat roll mini-mills to achieve ISO 9002 and QS 9000 certifications. We believe that these certifications have enabled us to serve a broader range of customers and end-users.

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

From a central coil storage area, our hot band coils will enter the cold mill and be processed through our continuous pickle line. Once pickled, we can move our coils in one of three directions:  we can (1) ship pickled and oiled coils directly to customers from the continuous pickled line as finished product; (2) galvanize coils on our hot-rolled galvanizing line to be then sold as finished product; or (3) process coils through our cold reversing mill (one of only two, two-stand reversing cold rolling operations in the world).  Coils that have been processed through our cold reversing mill are typically either galvanized at on our cold-rolled galvanizing line or annealed.  Cold rolled galvanized and annealed coils can either be sold as finished product or further processed through our on-site paint line.

Our on-site paint line, located adjacent to our cold mill, has an estimated coating capacity of 240,000 tons per year, in gauges from .010 to .070 inches and in widths ranging from 36 to 64 inches. The paint line receives material directly from our other processing lines and is capable of painting hot rolled galvanized coil, cold rolled coil and cold rolled galvanized coil. The line incorporates state-of-the-art coil coating equipment with quick color change capability and on-line color matching. We believe that we are the only mill in North America with an on-site paint line, which we believe enables us to realize substantial savings in overhead, maintenance, engineering, sales and marketing, capital costs and infrastructure, and eliminates the typical cost of transfer freight that a customer must otherwise pay to transport coils to other remote coating facilities.

Our Jeffersonville, Indiana, cold rolled galvanizing facility, which we purchased in March 2003, is located within the Clark Maritime Centre on the Ohio River. The galvanizing line has an estimated capacity of between 300,000 and 350,000 tons per year and is capable of coating cold rolled steel in gauges from .008 to .045 inches and in widths between 24 and 60 inches. This gauge range is lighter than that available from our Butler facility and creates further expansion of our value added product offerings. The galvanizing line was built in 1999 and is similar to the cold rolled galvanizing line at our Butler mill. We have announced plans to expand our offering of value-added flat-rolled steel products at our Jeffersonville facility through the addition of three strategic capabilities. We plan to invest approximately $40 million in plant and equipment in order to produce pre-painted steel, acrylic-coated steel and 55% aluminum-zinc alloy coated steel. Construction is expected to be completed during the second quarter of 2007, with operations commencing in the second half of 2007. The paint line will have an expected annual capacity of 190,000 tons.

Our Butler cold mill provides our Jeffersonville facility with cold rolled material. The Ohio River location of our Jeffersonville facility also creates opportunities for market expansion into other geographic regions.

Structural and Rail Division

Our Columbia City, Indiana, structural mini-mill is designed to have an annual production capacity of up to 1.1 million tons of structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard and premium grade rails for the railroad industry. We produced 762,000 tons and 1.0 million tons at this facility during 2005 and 2006, respectively. Our facility melts scrap and scrap substitutes in a single-shell electric arc furnace, although we have a second single-shell furnace which currently provides us with backup melting capability, and will be the source of the steel required by our new rolling mill project described below. Our continuous caster casts three strands, expandable to four, of various sized blooms and beam blanks, in varying lengths of 17 to 48 feet. We can transport the cast strands either directly through a reheat furnace to our advanced four-stand, all reversing, hot rolling mill, or into a storage area for rolling at a later time. In the hot rolling mill, we can roll the product into either a structural steel product or a rail product.

During 2006, we announced the addition of a $200 million second rolling mill that will be located adjacent to the current structural mill.  This additional annual production capacity of approximately 600,000 tons will allow us to produce a higher volume of rail products and add lighter-weight structural shapes and merchant bars to our product offerings. We plan to construct the facility throughout 2007 and anticipate steel shipments to begin during the first quarter of 2008.

For the production of rail products, we fitted our caster with special molds and segments to cast 13” x 10” blooms required for rail production. We are able to produce Class I quality standard rail and we expect to receive customer orders for rail during 2007. We are capable of manufacturing highly desirable 240 and 320-foot rail lengths, which no one else produces in, or imports into, the U.S. or Canadian rail markets. We have completed a rail-welding facility during the first quarter of 2007, which we plan to use to weld our longer length rails to lengths of 1,600 feet.

Engineered Bar Products Division

We purchased our Pittsboro, Indiana, bar mini-mill in September 2002, and during 2004 completed our announced program to upgrade and retrofit the mill to produce a broad array of merchant bar quality (MBQ) bars and reinforcing bar products, as well as special bar quality (SBQ) products. The mill was originally constructed in 1997 as an SBQ mill and, as upgraded, consists of a 100-ton single-shell AC furnace, a three-stand continuous caster capable of casting both a 7”x7” billet and a 14”x10” bloom, a reheat furnace, and a rolling mill consisting of a roughing mill and intermediate mill, as well as reducing and sizing blocks used in the production of SBQ rounds. SBQ products are uniquely designed to be in motion and include such items as gears, shafts and forgings. The Pittsboro facility can produce SBQ rounds in sizes from 1½” to 9” and SBQ round cornered squares in sizes from 2” to 8”.

During 2006 we constructed a bar finishing facility adjacent to the Pittsboro mill and commenced operations during the second half of the year, adding various downstream finishing operations for our SBQ steel bars. The facility has an estimated annual processing capacity of 160,000 tons.  Processing operations include turning, polishing, straightening, chamfering, precision saw-cutting and heat-treating capabilities. In addition, non-destructive testing services are available, including eddy current, flux leakage and ultrasonic inspection. The additional processing capabilities provide essential processes and services that have been requested by SDI’s growing SBQ customer base.

The Pittsboro facility has an estimated annual production capacity of between 500,000 and 600,000 tons. During 2005 and 2006, respectively, we produced 378,000 tons and 523,000 tons at this facility, of which substantially all of the production was SBQ products, and we expect to employ this facility primarily, if not exclusively, for the manufacture of SBQ products.

Roanoke Bar Division

We acquired our Roanoke, Virginia, mini-mill in April 2006, pursuant to the Roanoke Electric merger. The mill was originally constructed in the mid-1950’s and went through several major upgrades and expansions during the past 50 years. Currently, the mill consists of a primary 100-ton electric arc furnace, a five-stand continuous caster capable of casting up to a 6 inch square billet, a reheat furnace, and a rolling mill with automatic in-line straightening, shearing and bundling capabilities.

The Roanoke mill has an estimated annual production capacity of between 450,000 and 500,000 tons of finished products, while its annual melting capacity is 650,000 tons. From the effective date of the merger, April 11, 2006, through December 31, 2006, the mill produced 330,000 tons of various merchant shapes, including angles, plain rounds, flats and channels of various lengths and sizes, and produced 477,000 tons of billets. The excess steel billet production is sold to mills without sufficient melting capacities.

Steel of West Virginia

We acquired our Steel of West Virginia mini-mill in April 2006, pursuant to the Roanoke Electric merger. The facility in its current configuration dates back to the 1950’s; although, it has undergone significant modernizations and upgrades during the 1980’s and 1990’s. The plant consists of two 70-ton electric arc furnaces, a three strand continuous caster capable of casting squares from 4”x4” to 8”x8” and rectangles from 5”x4” to 6”x9¾”, two rolling mills and various types of fabrication equipment. Unlike most other mini-mills, Steel of West Virginia frequently performs finishing operations on its products, such as cutting to length, additional straightening, hold punching, shot blasting, welding and coating. Through this additional finishing, we create custom finished products that are generally placed directly into our customers’ assembly operations. Steel of West Virginia has fabrication facilities in Huntington, West Virginia and Memphis, Tennessee.

The Steel of West Virginia mini-mill has an estimated annual production capacity of 315,000 tons of finished products. From the effective date of the merger, April 11, 2006, through December 31, 2006, the mill produced 192,000 tons of various merchant and structural steel products. The niche markets supplied with these productions include truck trailers, industrial lift trucks, guardrail posts, manufactured housing, mining and off-highway construction equipment.

Fabrication Operations

New Millennium Building Systems

Our fabrication operations consist of five production facilities located in Butler, Indiana; Continental, Ohio; Florence, South Carolina; Lake City, Florida; and Salem, Virginia.  These facilities produce steel building components, including steel joists, girders, and trusses. Our individual joist products include bowstring, arched, scissor, double-pitched and single-pitched joists.  Our Butler and Lake City plants also produce steel roof, form, and composite floor decking. These products are sold to the non-residential building components market. Our Flat Roll Division and Roanoke Bar Division supply a substantial portion of the steel utilized in these manufacturing operations.

Our Butler and Lake City plants were part of New Millennium Building Systems during the entire year of 2006, with original operations beginning in 2002 and 2005, respectively. These two facilities produced 182,000 tons of steel building components in 2006.  Our Continental, Florence and Salem plants were acquired in April 2006, pursuant to the Roanoke Electric merger.  From the effective date of the merger, April 11, 2006, through December 31, 2006, these plants produced 62,000 tons of steel building components. We are currently investing between $50and $60 million in these plants to modernize the facilities and enhance product capabilities and efficiency.  We also plan to add the capability for steel deck manufacturing at our Salem location. We expect the renovations to be completed by mid-2007.

Steel Scrap and Scrap Substitute Operations

Iron Dynamics Steel Scrap Substitute Facility

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

Since 1997, Iron Dynamics has worked to develop and commercialize a pioneering process of producing a form of iron that might serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. Direct reduced iron is a metallic product made from iron ore or iron ore “fines” that have been treated in a “direct reduction” furnace, such as a rotary hearth furnace, with either natural gas or coal to reduce the iron oxide to metallic iron. The method selected by Iron Dynamics is one that uses coal as the reducing agent. The direct reduced iron, or DRI, is then compacted by briquetters to form hot briquetted iron, or HBI, which is stable and can be immediately used in our melting furnaces or stockpiled for later use. Liquid pig iron, the ultimate end product intended to be produced by Iron Dynamics, is a pure metal product produced by smelting the direct reduced iron in a submerged arc furnace. We have used and plan to use all of Iron Dynamics’ HBI and liquid pig iron in our steelmaking operations.

Since the plant’s initial start-up in August 1999, we have made continuous process, design and equipment modifications, as we encountered various quality and consistency issues with this pioneering technology.  In connection with the liquid pig iron conversion process, the direct reduced iron is first liquefied and the hot liquid pig iron is then transferred in ladles to the flat roll mill’s meltshop and combined with scrap steel in the mill’s electric arc furnaces. During 2006, the Iron Dynamics facility produced 236,000 tonnes of direct reduced iron, of which 135,000 tonnes were converted into HBI and 80,000 tonnes were converted into liquid pig iron.

Shredded Products Scrap Processing Locations

We acquired two steel scrap processing sites located in Rocky Mount and Montvale, Virginia, during April 2006 pursuant to the Roanoke Electric merger.  These operations process steel scrap and other metals from wrecked or obsolete automobiles and other waste materials. The steel scrap is used as a source of raw material for our Roanoke Bar Division. We sell the nonferrous metals to outside customers.

Products and Customers

Steel Operations

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

Customers.   The following tables show information about the types of flat rolled products we sold and the types of customers we sold them to during the respective years:

	2005	2006
Products:
Hot band	39%	37%
Pickled	7	4
Cold-rolled	6	5
Hot-rolled galvanized	17	19
Cold-rolled galvanized	19	21
Painted	12	14
Total	100%	100%
Customers:
Service center (including end-user intermediaries)	85%	82%
Pipe and tube	2	4
Original equipment manufacturer	13	14
Total	100%	100%

Steel processors and service centers typically act as intermediaries between primary steel producers and the many end-user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We expect that our intermediate steel processor and service center customers will remain an integral part of our customer base. Our Flat Roll Division’s sales outside the continental United States accounted for only approximately 1% of the division’s net sales in 2006.

During 2006, we sold our products to approximately 188 customers. During 2006, our largest three customers accounted for approximately 16% of our consolidated net sales. Heidtman Steel Products, Inc, which is principally owned by one of our directors, accounted for approximately 7% and 10% of our consolidated net sales in 2005 and 2006, respectively.

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

During 2006, we produced and shipped approximately 1.0 million tons of structural steel products. We have also initiated certain value added services for the Midwestern fabricator market, including exact length and exact piece count capabilities.

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

According to AISI, the marketplace for steel rails in the United States and Canada averaged approximately 850,000 tons during the last three years ended December 31, 2005, and is specialized, with approximately seven Class 1 railroad purchasers: Burlington Northern/Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation, Kansas City Southern Rail Network, and Canadian National Railway. We produced and shipped approximately 9,000 tons of industrial quality rails during 2006.

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

Engineered Bar Products Division

Products.   We are capable of producing a broad line of special bar quality, or SBQ, products and merchant long products. Special bar quality products are uniquely designed to be in motion and include such items as gears, shafts and forgings. We can produce SBQ rounds in sizes from 1 1/2 to 9 inches and SBQ round cornered squares in sizes from 2 to 8 inches.  During 2006, we shipped approximately 502,000 tons, primarily all of which were SBQ products.

Customers.   SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers and steel service centers.

Roanoke Bar Division

Products.   We are capable of producing a broad line of merchant steel products consisting of angles, plain rounds, flats and channels of various lengths and sizes.  We also ship excess billet production to outside customers who have insufficient melting capacities.

Customers.   These merchant steel products are sold primarily to steel service centers and fabricators.

Steel of West Virginia

Products.   We produce or fabricate specialty steel sections and custom-finished products, which are placed directly into customers’ assembly lines.

Customers.   We supply the following niche markets with these products:  truck trailers, industrial lift trucks, guardrail posts, manufactured housing, mining, and off-highway construction equipment. Our Steel of West Virginia’s flexible manufacturing capabilities enable us to meet demand for a variety of custom ordered products, resulting in us obtaining a larger share of our major customers’ business.

Fabrication Operations

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

Customers.   New Millennium’s primary customers are non-residential steel fabricators. Our customers are mainly located in the eastern portion of the Unites States covering most major markets in the Midwest, Mid-Atlantic and Southeast.

Competition

Steel Operations

Flat Roll Division

Our Flat Roll Division’s hot rolled products compete with many North American integrated hot rolled coil producers, such as U.S. Steel’s plants near Detroit, Michigan, Granite City, Illinois, Gary, Indiana, Dravosburg, Pennsylvania and Fairfield, Alabama; AK Steel Corporation’s plant in Middletown, Ohio and Mittal Steel’s facilities in East Chicago, Illinois, Riverdale, Illinois, Cleveland, Ohio and Indiana Harbor, Indiana, Burns Harbor, Indiana and Sparrow’s Point, Maryland. Steel Dynamics’ hot-rolled products also compete with the products of a number of hot rolled mini-mills, such as Nucor Corporation’s plants in Crawfordsville, Indiana, Hickman, Arkansas, Decatur, Alabama, and Berkeley, South Carolina; Gallatin Steel Company’s plant in Ghent, Kentucky; and North Star Bluescope Steel’s plant in Delta, Ohio. Our flat-rolled products compete as well with companies that convert steel slabs into sheet steel, such as Duferco Steel in Farrell, Pennsylvania.

Structural and Rail Division

Sales of structural steel products are sensitive to the level of construction activity, which is in turn affected by such cyclical factors as general economic conditions, interest rates, inflation, consumer spending and employment.

Our structural steel products compete with a sizable number of electric arc furnace structural steelmakers, some of which have cost structures and flexible management cultures similar to our own. Notable competitors include Nucor Steel in Berkeley, South Carolina; Nucor-Yamato Steel in Blytheville, Arkansas; and Chaparral Steel in Midlothian, Texas and Petersburg, Virginia. There are also a number of smaller competitors, including Gerdau Ameristeel in Cartersville, Georgia; and Bayou Steel in Laplace, Louisiana. The Nucor mini-mills and the Chaparral mini-mills have accounted for the greatest bulk of the tons produced in North America over the past three years. We also believe, however, that both geography and product choice will play significant roles. There are currently no other structural mills located in the Midwest, one of the largest structural steel consuming regions in the United States, and we believe we can provide freight-saving and customer service benefits to service centers, fabricators and manufacturers located in the region. We also believe that most of Canada’s structural steel consumption is located in Canada’s eastern provinces, closer to us than to either of our two largest competitors. Moreover, we intend to provide a broad product mix, focusing on the mid-range and larger section served only by Nucor-Yamato Steel and Chaparral from locations more remote than our mini-mill.

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

Engineered Bar Products Division

Our major competitors for SBQ product sales, within a 500 mile radius of Pittsboro, include Republic Engineered Products of Akron, Ohio, The Timken Company of Canton, Ohio, Quanex/Macsteel in Jackson, Michigan and Monroe, Michigan and Mittal Steel USA in East Chicago, Indiana.

Roanoke Bar Division

Our major competitors for product sales mainly consist of larger mills located in states east of the Mississippi River, such as Nucor’s mini-mills in South Carolina and New York, Commercial Metals operations in Columbia, South Carolina and Birmingham, Alabama, and Gerdau Ameristeel operations in Charlotte, North Carolina and Jackson, Tennessee. To a lesser extent, Bayou Steel in LaPlace, Louisiana is also a competitor.

Steel of West Virginia

The markets that our Steel of West Virginia operations sell into are niche markets. We sell these products throughout North and South America, as well as Asia. Our major truck trailer competitor, a division of Gerdau Ameristeel, also has fabrication operations in Canada and near Memphis, Tennessee. Our industrial truck products compete with European operations, such as Calvi and Chorus. Our other product offerings compete on a national basis with Nucor, Chaparral and Gerdau Ameristeel.

Fabrication Operations

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

Sources, Availability and Cost of Steel Scrap and Scrap Substitute

Our principal raw material is scrap metal derived from, among other sources “home scrap,” generated internally at steel mills themselves; industrial scrap, generated as a by-product of manufacturing; and “obsolete” scrap such as automobiles, appliances, railroad cars, and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines.

Steel Scrap

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

Many variables can impact scrap prices, all of which reflect the pushes and pulls of the supply demand equation. These factors include the level of U.S. new steel production (for high quality low residual scrap is a by-product of new steel manufacturing activity), the level of exports of scrap from the United States, the amount of obsolete scrap production and the effect of speculation on the amount of scrap offered on the market from time to time. Generally, as domestic steel demand increases, so does scrap demand and resulting scrap prices. The reverse is also normally, but not always true, with scrap prices following steel prices downward where supply exceeds demand.

We believe that the demand for low residual scrap will continue to rise more rapidly than the supply in the coming years, especially with the increased number of electric arc furnace mini-mills, both here and abroad, that have been built or commenced operations in recent years, and especially due to foreign scrap demand.

As a result, in order to maintain an available supply of scrap at competitive market prices, we have established and intend to maintain multiple strong and dependable sources through which to competitively purchase scrap of all grades, including low residual scrap, have added our own in-house scrap purchasing department, may establish our own or may joint venture with others to develop additional scrap processing facilities, and have been active in developing our own sources of scrap substitute products, such as Iron Dynamics and our Mesabi Nugget project.

Scrap Substitutes

Direct reduced iron, hot briquetted iron and pig iron can substitute for a limited portion of the steel scrap used in electric furnace mini-mill steel production. During 2006, we used between 15% and 20% by weight of scrap substitutes in our melt mix, mainly imported pig iron. During 2006, we consumed 5.5 million tons of metallics that we melted in our electric arc furnaces. Iron Dynamics shipped 217,000 tonnes, or 239,000 tons, of scrap substitutes to our steelmaking facilities during 2006. All purchases of scrap substitutes were made on the spot market at prevailing market prices.

We anticipate that we will continue to utilize all of Iron Dynamics’ scrap substitute product output, whether HBI or liquid pig iron.

Markets

Flat Roll Steel

Flat rolled products represent the largest portion of the domestic steel market. Flat rolled products consist of hot rolled, cold rolled and coated steel.

The following table shows the U.S. shipments of flat rolled steel, in net tons, of hot rolled, cold rolled and coated products, as reported by the American Iron and Steel Institute, or AISI, for the five years from 2001 through 2005.

	Years Ended December 31,
	2001	2002	2003	2004	2005
U.S. Shipments (net tons, in millions):
Hot Rolled(1)	27.8	28.1	30.7	33.1	31.3
Cold Rolled(2)	14.8	15.1	15.9	17.1	15.1
Coated(3)	22.2	22.8	23.0	24.1	22.1
Total	64.8	66.0	69.6	74.3	68.5
Percentage of Total U.S. Steel Shipments	65%	66%	66%	67%	65%

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

Structural Steel

According to the Steel Manufacturers Association, in 2004, 2005 and 2006, structural steel consumption was approximately 6.8 million tons, 7.4 million tons and 8.7 million tons, respectively. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials.

Rail

According to AISI data, domestic rail shipments averaged approximately 850,000 tons over the 2003 to 2005 period, including standard rail and premium or head-hardened rail. Of the total shipments of rail during 2005, approximately 70% was produced by the two other U.S. rail producers and approximately 30% was imported, mainly from Japan and Europe. There are currently no rail producers in Canada.

SBQ

According to AISI data, apparent SBQ supply has averaged approximately 7 million tons nationally over the 2001 to 2005 period. According to the AISI, apparent supply of light structural shapes, also characterized by a major dimension of less than 3 inches, averaged between 1 million and 2 million tons annually during the 2001 to 2005 period.

Energy Resources

Electricity

We have entered into a fixed price interruptible electricity supply agreement that extends through December 31, 2007 for our flat roll mini-mill in Butler, Indiana. The contract allows our supplier to interrupt service in the event of an emergency or in response to various market conditions.

Our other steel divisions purchase electricity at current market prices.

Gas

We purchase a portion of our steel operations’ natural gas requirements at market prices and a portion by entering into hedging transactions on the futures markets for ultimate physical delivery in order to help minimize price volatility.

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

Research and Development

Our research and development efforts have consisted of efforts to develop or improve our operating practices, and our efforts to develop and improve alternative iron-making technologies through Iron Dynamics and our investment in Mesabi Nugget. With the exception of Mesabi Nugget, most of these research and development efforts have been conducted in—house by Steel Dynamics’ officers and employees.

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

Employees

Our work force consisted of 3,490 employees at December 31, 2006. At December 31, 2006, approximately 12% of our employees were represented by a collective bargaining agreement.  We believe that our relationship with our employees is good.

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

In addition, we believe the downward pressure on, and periodically depressed levels of U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. However, while some tariffs and quotas are currently in effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., The International Trade Commission in December 2006, for example, as part of its five year review cycle of various steel import duties, voted to revoke all tariffs and countervailing duties on carbon steel plate from 16 countries, and voted to end tariffs on corrosion resistant galvanized steel sheet imported from Canada, France, Australia and Japan. When such tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices enable foreign steelmakers to export their steel products to the United States, even despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could again create downward pressure on U.S. steel prices.

China’s current steelmaking overcapacity coupled with a reduction or slowdown in China’s steel consumption could have a material adverse effect on domestic and global steel pricing and could result in increased steel exports into the United States.

A significant factor in the worldwide strengthening of steel pricing over the past several years has been the explosive growth in Chinese steel consumption, which had until recently vastly outpaced that country’s capacity to produce steel in sufficient quantity to serve its internal demand, particularly during 2004. The shortage of Chinese domestic steel supply resulted not only in heightened Chinese demand for imported steel and other raw materials, with a consequent upward spiral in world wide steel pricing, but also led to a rapid and significant expansion of steel production capacity in China. That, in addition to the existence of a large amount of outdated, inefficient and government subsidized production capacity, has resulted in a situation in which China’s steel producing capacity currently exceeds that country’s demand for certain steel products. A combination of a slowdown in China’s economic growth rate and its consumption of steel, coupled with its own expansion of steelmaking capacity, has caused a reduction and could result in a substantial weakening of both domestic and global steel demand and steel pricing. Should Chinese steelmaking capacity further increase or its demand weaken, China might not only become a net exporter of steel but many Asian and European steel producers whose steel output currently feeds China’s steel import needs could find their way into the U.S. market, through increased steel imports, thus causing an erosion of margins and a reduction in pricing. In fact, in February 2007, the United States initiated legal action against China before the World Trade Organization, alleging that Chinese government subsidies and tax laws give Chinese steel mills and unfair advantage, and the European Confederation of Iron and Steel Industries is preparing to petition the European Union Commission to take anti-dumping action against Chinese imports.

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

Risks Relating to our Business

Our stock price may be volatile and could decline substantially.

Our stock price may decline substantially as a result of the volatile nature of the stock market and other factors beyond its control. Many factors may cause the market price of our common stock to decline, including:

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

Shares eligible for public sale could adversely affect our stock price

The future sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly reduce our stock price. It could also make it more difficult for us to raise funds through equity offerings in the future. As of December 31, 2006, we had 96,983,303 shares of our common stock outstanding. This does not include the 4,410,573 shares of common stock that are issuable upon conversion of our 4% convertible subordinated notes due 2012.

In addition, we have filed registration statements under the Securities Act to register shares of our common stock reserved for issuance under our stock option and management incentive plans, thus permitting the resale of such shares by non-affiliates, upon issuance, in the public market without restriction under the Securities Act. As of December 31, 2006, options to purchase 2,183,721 shares were outstanding under these stock option plans.

We may not continue to pay cash dividends in the future

From the time of our initial public offering in 1996, through the second quarter of 2004, we did not declare or pay cash or other dividends on our common stock. We declared and paid aggregate cash dividends of $.125 (twelve and one-half cents) per share and $.20 (twenty cents) per share for 2004 and 2005, respectively. We declared and paid cash dividends of $.10 (ten cents) per share for each of the first and second quarters of 2006 and $.15 (fifteen cents) per share for each of the third and fourth quarters of 2006. We cannot assure you that we will continue to pay cash dividends, or, if we do, that we will do so at the current rate. We may elect at any time to retain all future earnings for use in the operation of our business and to fund future growth. Moreover, the terms of our senior secured credit agreement and the indenture relating to our senior notes impose specified restrictions on our ability to pay cash dividends. Even if these restrictions are removed, any future cash dividends will depend our results of operations, financial conditions, cash requirements, the availability of a surplus and other factors.

We may encounter supply shortages and increases in the cost of raw materials, energy and transportation.

Steel production requires substantial amounts of raw materials and energy, including steel scrap, pig iron, iron ore fines, natural gas, coal and other alloys or materials used in the process of making steel. Any prolonged interruption in the supply of raw materials or energy, or substantial increases in their costs, could adversely affect our business, financial condition, results of operations or prospects. The availability and prices of raw materials has substantially increased over the past several years and may also continue to increase. The availability and prices of raw materials may be negatively affected by new laws or regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation.

Energy costs, including the cost of natural gas and electricity, make up a substantial portion of the cost of goods sold by steel companies, and the price of natural gas and electricity varies as a result of market conditions and other factors beyond the control of steel companies. Moreover, global developments, particularly the dramatic increase in the demand for raw materials, including scrap, and other inputs used in steel manufacturing from China and other Asian countries, have in the past caused shortages and may continue to cause severe shortages and/or substantial price increases in key raw materials, as well as in ocean transportation capacity and costs. Inability to recoup such cost increases from increases in the selling prices of steel products, or the inability to pass on all or any substantial part of such cost increases through scrap or other surcharges, or the inability to provide customers’ needs because of the potential unavailability of key raw materials or other inputs, may have a material adverse effect on Steel Dynamics’ business, financial condition, results of operations or prospects.

Our senior secured credit agreement, the indenture relating to our 9½% senior unsecured notes due 2009 and the indenture relating to our 4% convertible subordinated notes due 2012 contain restrictive covenants that may independently limit our flexibility.

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

•       make some investments;

•       create liens and enter into sale and leaseback transactions;

•       make some capital expenditures;

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

The global markets in which steel companies conduct business are highly competitive and are becoming even more so due to increasing consolidation in the steel industry. Increased competition could cause us to lose market share, increase expenditures or reduce pricing, any one of which could have a material adverse effect on our business, financial condition, results of operations or prospects. The global steel industry has historically suffered from substantial over-capacity, and excess capacity in some of our products will intensify price competition for such products. This could cause us to reduce the price for our products and, as a result, have a material adverse affect on our business, financial condition, results of operations or prospects. We compete primarily on the basis of quality and the ability to meet our customers’ product needs, delivery schedules and price, and some of our competitors may have advantages due to greater capital resources, different technologies, lower raw material and energy costs or favorable exchange rates.

Competition from other materials may have a material adverse affect on our business, financial condition, results of operations or prospects.

In many applications, steel competes with other materials, such as aluminum and plastics (particularly in the automobile industry), cement, composites, glass and wood. Additional substitutes for steel products could adversely affect future market prices and demand for steel products.

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

Our growth strategy subjects us to various risks. As part of our growth strategy, we may expand existing facilities, build additional plants, acquire other businesses and steel assets, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

•       the difficulty of competing for acquisitions and other growth opportunities with companies having materially greater financial resources than us;

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

•       the risk of contractual or operational liability to other venture participants or to third parties as a result of our participation;

•       the inability to work efficiently with joint venture or strategic alliance partners; and

•       the difficulties of terminating joint ventures or strategic alliances.

These transactions might be required for us to remain competitive, but we may not be able to complete any such transactions on favorable terms or obtain financing, if necessary, for such transactions on favorable terms. Future transactions may not improve our competitive position and business prospects as anticipated, and if they do not our sales and earnings may be significantly reduced.

There are risks associated with acquisitions.

The success of any future acquisition will depend substantially on our ability to integrate the acquired operations successfully with our existing operations in an efficient and effective manner. If we are unable to integrate new operations successfully, our financial results could suffer. Additional risks associated with acquisitions include the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the potential assumption of unknown liabilities, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience.

Environmental regulation imposes substantial costs and limitations on Steel Dynamics’ operations.

We are subject to the risk of substantial environmental liability and limitations on our operations brought about by the requirements of environmental laws and regulations. We are subject to various federal, state and local environmental, health and safety laws and regulations concerning such issues as air emissions, wastewater discharges, solid and hazardous materials and waste handling and disposal, and the investigation and remediation of contamination. These laws and regulations are increasingly stringent. While we believe that our facilities are and will continue to be in material compliance with all applicable environmental laws and regulations, the risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of the business, and it is possible that future conditions may develop, arise or be discovered that create substantial environmental remediation liabilities and costs. For example, steelmaking operations produce some waste products, such as electric arc furnace dust, which are classified as hazardous waste and must be properly disposed of under applicable environmental laws. These laws can impose clean up liability on generators of hazardous waste and other substances that are shipped off-site for disposal, regardless of fault or the legality of the disposal activities. Other laws may require us to investigate and remediate contamination at its properties, including contamination that was caused in whole or in part by third parties. While we believe we can comply with environmental legislation and regulatory requirements and that the costs of doing so have been included within budgeted cost estimates, it is possible that such compliance will prove to be more limiting and costly than anticipated. In addition to potential clean up liability, in the past we have been, and in the future may become, subject to substantial monetary fines and penalties for violation of applicable laws, regulations or administrative conditions. We may also be subject from time to time to legal proceedings brought by private parties or governmental agencies with respect to environmental matters, including matters involving alleged property damage or personal injury.

Technology, operating and start-up risks associated with our contemplated Mesabi Nugget project may prevent us from realizing the anticipated benefits and could result in a loss of our investment.

While we and certain other joint venture partners built and operated a successful small scale pilot project in Minnesota using Kobe Steel’s proprietary ITmK3’s iron-making process to produce a cost effective iron nugget product, we have no assurance that the full scale commercial plant we are know contemplating, in which we would likely be the dominant investor and owner, will be successful. Although, we believe that a full scale commercial plant should be capable of consistently producing high-quality iron nuggets in sufficient quantities and at a cost that will compare favorably with the cost of scrap and scrap substitute products, including pig iron, there can be no assurance that these expectations can be achieved. If we proceed with this project, which could entail an investment in excess of $100 million, and if we thereafter encounter cost overruns, construction delays or systems or process difficulties during or after start-up, the anticipated capital costs could materially increase, the expected operating cost benefits from the development of this iron nugget product could be diminished or lost, and we could also lose our investment in the project.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

These properties are owned by us and are not subject to any major encumbrances.  We believe these properties are suitable and adequate for our current operations and are appropriately utilized.  The following table describes our more significant properties as of February 20, 2007.

	Location	Property Type	Site Acreage
Steel Operations:
Flat Roll Division	Butler, IN	Steel Manufacturing Facility	1,075
Separate Galvanizing Facility	Jeffersonville, IN	Steel Coating Facility (see Note 1 below)	25
Structural and Rail Division	Columbia City, IN	Steel Manufacturing Facility	690
Engineered Bar Division	Pittsboro, IN	Steel Manufacturing Facility	285
Roanoke Bar Division*	Roanoke, VA	Steel Manufacturing Facility	110
Steel of West Virginia*	Huntington, WV	Steel Manufacturing Facility	45
Separate Fabrication Facility	Memphis, TN	Steel Fabrication Facility	5
Fabrication Operations:
New Millennium Building Systems
Joist & Deck Facility	Butler, IN	Steel Fabrication Facility	95
Joist & Deck Facility	Lake City, FL	Steel Fabrication Facility	70
Joist Facility*	Salem, VA	Steel Fabrication Facility	35
Joist Facility*	Florence, SC	Steel Fabrication Facility	60
Joist Facility*	Continental, OH	Steel Fabrication Facility	55
Steel Scrap and Scrap Substitute Operations:
Iron Dynamics	Butler, IN	Scrap Substitute Manufacturing Facility	25
Shredded Products*	Montvale, VA	Steel Scrap Processing	75
Shredded Products*	Rocky Mount, VA	Steel Scrap Processing	100
Corporate Headquarters	Fort Wayne, IN	Office Building (50,000 square feet)	N/A

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

*                    Properties acquired pursuant to our April 2006 Roanoke Electric merger.

ITEM 3.                LEGAL PROCEEDINGS

We are currently not a party to any pending or threatened proceeding, which, in management’s opinion, would have a material adverse effect on our business, financial condition or results of operation.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K. Our common stock trades on The NASDAQ Global Select Stock Market under the symbol STLD. The following share data has been adjusted to reflect our two-for-one stock split effective November 2006. The reported high and low sales prices of our common stock and our dividend information for the two most recent fiscal years are set forth in the following table (in dollars):

	Common Stock Market Price		Dividends
	High	Low	Declared
2005
First Quarter	$23.200	$16.430	$.05
Second Quarter	17.525	12.520	.05
Third Quarter	17.705	13.065	.05
Fourth Quarter	18.355	13.315	.05
2006
First Quarter	29.625	17.500	.10
Second Quarter	34.975	24.335	.10
Third Quarter	33.500	22.575	.15
Fourth Quarter	35.900	23.890	.15

As of February 16, 2007 we had 96,939,871 shares of common stock outstanding and held beneficially by approximately 12,500 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,500) is not representative of the number of beneficial holders.

We declared our first quarterly cash dividend during July 2004 and continued quarterly dividends throughout 2006. We expect to continue to distribute quarterly cash dividends throughout 2007 at similar levels. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Issuer Purchases of Equity Securities

On August 29, 2006, our board of directors authorized the repurchase of up to 10 million shares of our common stock through open market trades. At September 30, 2006, we had repurchased 6.2 million shares pursuant to this program. On November 20, 2006, our board of directors increased the authorization 5.0 million shares, resulting in a total authorization of 15.0 million shares. We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2006.

Period 2006	Total Shares Purchased	Average Price Paid Per Share	Total Program Shares Purchased	Total Share Still Available For Purchase Under the Program
October 2 to 18	3,225,520	$26.744	3,225,520	5,600,000

Total Return Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Steel Dynamics, Inc., The NASDAQ Composite Index
And The S & P Steel Index

*                    $100 invested on 12/31/01 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial and operating data of Steel Dynamics. The selected consolidated financial and operating data as of and for each of the years in the five-year period ended December 31, 2006 were derived from our audited consolidated financial statements.  You should read the following data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

You should also read the following information in conjunction with the data in the table on the following page:

•       During April 2006, we acquired Roanoke Electric Steel Corporation (Roanoke Electric). With the addition of three joist fabrication facilities acquired pursuant to the Roanoke Electric merger, we added a third reporting segment: steel fabrication operations. Upon the addition of two steel scrap processing locations also in connection with the Roanoke Electric merger, we changed the steel scrap substitute operations segment to steel scrap and scrap substitute operations. All prior period segment disclosures have been adjusted to reflect these changes in reporting.

•       All prior period share data has been adjusted to reflect our two-for-one stock split effective November 2006.

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

•       For purposes of reporting our shipments and production, steel operations include our Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division and Steel of West Virginia operations. Fabrication operations include our five New Millennium Building Systems plants located in Butler, Indiana; Lake City, Florida; Salem, Virginia; Florence, South Carolina; and Continental, Ohio. Steel scrap and scrap substitute operations include our two steel scrap processing locations and our scrap substitute facility, Iron Dynamics.

•       For purposes of calculating our “working capital”, we deduct total current liabilities from total current assets as reported on our consolidated balance sheets.

	Years Ended December 31
	2006	2005	2004	2003	2002
	(dollars in thousands, expect per share data)
Operating data:
Net sales	$3,238,787	$2,184,866	$2,144,913	$987,248	$864,493
Costs of goods sold	2,408,795	1,699,717	1,541,423	841,920	646,958
Gross profit	829,992	485,149	603,490	145,328	217,535
Selling, general and administrative expenses	170,878	91,974	96,581	48,721	59,168
Operating income	659,114	393,175	506,909	96,607	158,367
Interest expense	32,104	34,341	38,907	34,493	30,201
Gain from debt extinguishment	—	—	—	13,987	—
Other (income) expense	(4,545)	(1,792)	(7,031)	664	3,689
Income before income taxes	631,555	360,626	475,033	75,437	124,477
Income tax expense	234,848	138,841	179,719	28,289	46,600
Net income	$396,707	$221,785	$295,314	$47,148	$77,877
Basic earnings per share	$4.22	$2.49	$3.00	$.49	$.83
Weighted average common shares outstanding	93,931	89,242	98,574	95,659	94,288
Diluted earnings per share	$3.77	$2.17	$2.64	$.45	$.83
Weighted average common sharesand share equivalents outstanding	105,774	103,284	113,053	109,779	95,185
Cash dividends declared per share	$.500	$.200	$.125	$—	$—
Other financial data:
Capital expenditures	$128,618	$63,386	$102,046	$137,269	$142,600
Ratio of earnings to fixed charges	16.53x	9.88x	10.02x	2.54x	3.32x
Other data:
Shipments (net tons)
Steel operations	4,757,610	3,559,371	3,423,372	2,799,760	2,357,528
Fabrication operations	236,012	141,125	95,768	83,366	66,942
Steel scrap and scrap substitute operations	329,583	221,480	168,484	21,148	4,961
Other	90,586	97,843	95,158	102,204	132,250
Intercompany	(725,522)	(426,087)	(350,660)	(189,230)	(171,339)
Consolidated	4,688,269	3,593,732	3,432,122	2,817,248	2,390,342
Steel operations production (net tons)	4,696,455	3,616,480	3,468,123	2,950,249	2,488,342
Man-hours per hot band ton produced	.29	.30	.30	.30	.31
Shares outstanding (in thousands)	96,983	86,368	96,971	97,290	95,161
Number of employees	3,490	1,795	1,645	1,397	869
Balance sheet data:
Cash and equivalents	$29,373	$65,518	$16,334	$65,430	$24,218
Working capital	636,707	518,556	444,311	254,631	197,353
Net property, plant and equipment	1,136,703	999,969	1,024,044	1,001,116	929,338
Total assets	2,247,017	1,757,687	1,733,619	1,448,439	1,275,696
Long-term debt (including current maturities)	438,878	440,575	448,379	607,574	555,450
Stockholders’ equity	1,231,108	879,868	847,122	587,233	521,660

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

In addition, we refer you to the sections denominated Special Note Regarding Forward-Looking Statements and Risk Factors in this report, as well as in other reports which we from time to time file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. These reports are available publicly on the SEC web site, www.sec.gov, and on our web site, www.steeldynamics.com. Forward-looking or predictive statements we make are based on our knowledge of our businesses and the environment in which they operate as of the date on which the statements were made. Due to these risks and uncertainties, as well as matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report. We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Operations

We are one of the largest steel producers in the United States based on an estimated annual steelmaking capability of 5.2 million tons, with 2006 shipments from steel operations totaling 4.8 million tons. Our 2006 consolidated shipments, which exclude shipments between our operating divisions, totaled 4.7 million tons. Our operations previously consisted of two reporting segments:  steel operations and steel scrap substitute operations; however, with the addition of three joist fabrication facilities acquired pursuant to the Roanoke Electric Steel Corporation (Roanoke Electric) merger in April 2006, we added a third reporting segment: steel fabrication. Upon the addition of two steel scrap processing locations also in connection with the Roanoke Electric merger, we changed the steel scrap substitute operations segment to steel scrap and scrap substitute operations.

•       Steel Operations. Steel operations include our Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division and SWVA operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting and automated rolling mills. Steel operations accounted for 89%, 91% and 93% of our consolidated net sales during 2006, 2005 and 2004, respectively. The Flat Roll Division accounted for 48%, 60% and 66% of our consolidated net sales during 2006, 2005 and 2004, respectively. This decreased concentration in flat rolled steel reflects our growth and escalating product diversification through the continued increase of sales from the Structural and Rail and the Engineered Bar Products divisions, as well as through the addition of the Roanoke Bar Division and SWVA operations pursuant to the Roanoke Electric merger.

The Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot-rolled, galvanized, and painted products. The Structural and Rail Division sells structural steel beams and pilings and is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. The Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. The Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. SWVA primarily sells merchant beams, channels and specialty structural steel sections. Our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

•       Fabrication Operations. Fabrication operations include our five New Millennium Building Systems plants located in Butler, Indiana; Lake City, Florida; Salem, Virginia; Florence, South Carolina; and Continental, Ohio. The operations located in Salem, Florence and Continental were acquired in 2006 pursuant to the Roanoke Electric merger. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Fabrication operations accounted for 8%, 6% and 4% of our consolidated net sales during 2006, 2005 and 2004, respectively.

•       Steel Scrap and Scrap Substitute Operations. Steel scrap and scrap substitute operations include the revenues and expenses associated with our two steel scrap processing locations acquired through the Roanoke Electric merger and from our scrap substitute manufacturing facility, Iron Dynamics (IDI). Output from these operations is generally used as raw materials within our steel operations.

Roanoke Electric Merger

We completed our merger with Roanoke Electric on April 11, 2006, immediately following approval of the transaction by Roanoke Electric stockholders. Through the merger we have further diversified our product mix, expanded our presence in the bar joist market and gained additional expertise and presence in the scrap processing business. Roanoke Electric has steel manufacturing facilities in Roanoke, Virginia and Huntington, West Virginia. These facilities produce angles, rounds, flats, channels, beams, special sections and billets, which are sold to steel service centers, fabricators, original equipment manufacturers and other steel producers. Roanoke also has certain subsidiaries involved in steel fabrication including bar joist and truck trailer beams, and has two steel scrap processing locations.

Pursuant to the merger agreement, Roanoke Electric stockholders received $9.75 in cash and 0.8 shares of our common stock for each share of Roanoke Electric stock outstanding at the effective date of the merger. Based on 11,360,901 shares of Roanoke Electric stock outstanding prior to the close of the transaction, we paid $110.8 million in cash, issued 9.1 million shares of registered Steel Dynamics common stock (valued at $127.7 million) from our treasury stock reserves, incurred $4.9 million in transaction costs, and assumed $44.7 million in debt, which we retired on April 12, 2006. The cash portion of the purchase price was funded from cash on hand.

Roanoke Electric operating results are reflected in our financial statements from the effective date of the merger, April 12, 2006, through December 31, 2006.

Income Statement Classifications

Net Sales.   Net sales from steel operations are a factor of net tons shipped, product mix and related pricing. Net sales from steel fabrication are recognized from construction contracts utilizing a percentage-of-completion method, which is based on the percentage of steel consumed to-date as compared to the estimated total steel required for each contract. Steel fabrication revenues accounted for approximately 8% and 6% of our total net sales during 2006 and 2005, respectively. Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales. We charge premium prices for certain grades of steel, product dimensions, or certain smaller volumes, and for value-added processing or coating of steel products. We also charge marginally higher prices for our value-added products. These products include hot rolled and cold rolled galvanized products, cold rolled products, and painted products from our Flat Roll Division; certain special-bar-quality products from our Engineered Bar Products Division; and certain industrial truck and trailer products from our Steel of West Virginia operations.

Costs of Goods Sold.   Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are steel scrap and scrap substitutes, alloys, zinc, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and freight. Our metallic raw materials, steel scrap and scrap substitutes, represent the most significant component of our costs of goods sold.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include labor and benefits, professional services, financing cost amortization, property taxes, and profit-sharing expense.

Interest Expense.   Interest expense consists of interest associated with our senior credit facilities and other debt (described in the notes to our financial statements) net of capitalized interest costs that are related to construction expenditures during the construction period of material capital projects.

Other (Income) Expense.   Other income consists of interest income earned on our cash balances and any other non-operating income activity, including gains on certain short-term investments. Other expense consists of any non-operating costs.

Operating Results 2006 vs. 2005

Net income was $396.7 million or $3.77 per diluted share during 2006, compared with $221.8 million or $2.17 per diluted share during 2005. Our gross margin percentage was 26% and 22% during 2006 and 2005, respectively. Our 2006 average consolidated selling price per ton shipped increased $83, or 14%, when compared to 2005, while at the same time costs associated with our metallic raw materials on a comparative basis increased only $6 per net ton consumed. These circumstances resulted in increased gross margin.

Gross Profit.   During 2006, our net sales increased $1.1 billion, or 48%, to $3.2 billion, while our consolidated shipments increased 1.1 million tons, or 30%, to 4.7 million tons, when compared with 2005. The increase in shipments was due to increased shipments at each of our three steelmaking operations and the inclusion of shipments from our Roanoke Electric operations from the effective date of the merger (April 12, 2006) through the end of the year. Our Flat Roll Division increased shipments by 166,000 tons, or 7%. Our Structural and Rail Division increased shipments by 192,000 tons, or 23%, which resulted from increased demand for structural products for the non-residential construction industry. Our Engineered Bar Products Division increased shipments by 145,000 tons, or 41%, during this period as a result of increased demand for special-bar-quality products and the continued development of longer-term customer supply relationships. During 2006, the Engineered Bar Products Division constructed and commenced operations of an on-site finishing facility which has enhanced margins. The finishing facility began limited operations during the second quarter of 2006 and became fully operational during the third quarter.  Also included in our 2006 shipments are volumes from our newly acquired Roanoke Electric steelmaking operations of 458,000 tons from our Roanoke Bar Division and 237,000 tons from our Steel of West Virginia operations.

Our 2006 average consolidated selling price per ton shipped increased $83 compared with 2005. During the third quarter of 2006, inventories increased at steel service centers and prices softened for certain flat-rolled products as a consequence. During 2006, the volume of steel products imported into the

United States increased, driven by strong demand and short-term supply constraints for certain products. We believe import volumes could decline in the short term as a result of increased inventories; however, import activity is difficult to forecast. We have seen a recovery in our flat-rolled order pricing during the first quarter and anticipate further strengthening in the second quarter. Continued strength within the non-residential construction market has resulted in sustained strong demand for structural steel and building fabrication products. We anticipate a decrease in our first quarter average pricing; however, we believe we will see some recovery in the second quarter based on current market conditions.

Average Consolidated Quarterly Sales Price

Generally, we incur higher production costs when manufacturing value-added products such as cold rolled, galvanized, and painted flat rolled steel; as well as special-bar-quality steels. The following charts depict our steel and fabrication operations product-mix by major product category for the years ended December 31, based on tons shipped from these operations.

		2004	2005	2006
Flat Rolled:	Hot Band	26%	27%	22%
	Pickled & Oiled	4	5	2
	Cold Rolled	6	4	2
	Cold Rolled Galvanized	13	11	9
	Hot Rolled Galvanized	11	10	8
	Painted	5	5	5
Structural:	Wide Flange Beams, H-Piling and Specialty	20	21	23
Bar:	SBQ and Merchant Shapes	9	9	18
Fabrication:	Joists, Girders and Decking	3	4	4

Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost. Our metallic raw material cost per net ton consumed increased $6 during 2006 as compared to 2005. During 2006 and 2005, respectively, our metallic raw material costs represented 53% and 56% of our total manufacturing costs. Previous to 2004, our metallic raw material costs represented between 45% and 50% of our total manufacturing costs; however, this percentage increased to as high as 65% in 2004, when the industry encountered historically high steel scrap prices. We anticipate an increase in steel scrap prices during the first quarter, which, when coupled with our anticipated decrease in average product pricing would result in somewhat decreased margins when compared to the fourth quarter of 2006.

Quarterly Change in Cost of
Metallic Raw Materials Consumed

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $170.9 million during 2006, as compared to $92.0 million during 2005, an increase of $78.9 million, or 86%. Our selling, general and administrative expenses represented 5% and 4% of our total net sales during 2006 and 2005, respectively.

We recorded expense of $45.0 million and $23.0 million during 2006 and 2005, respectively, related to our Steel Dynamics performance-based profit sharing plan allocation which is currently calculated as 8% of pretax earnings. During 2006, we recorded additional profit sharing expense of $5.3 million, related to certain Roanoke Electric and other subsidiaries whose employees did not participate in the aforementioned plan until August 1, 2006. Our board of directors approved an increase from 6% to the current 8% in the profit sharing rate effective August 1, 2006, in recognition of the additional plan participants added as a result of the Roanoke Electric merger.

We adopted FAS 123R on January 1, 2006, which requires companies to recognize the cost of employee services received in exchange for awards of equity-based instruments in the financial statements. During 2006, we recorded $7.5 million of equity-based compensation expense related to our outstanding incentive stock options.

Interest Expense.   During 2006, gross interest expense decreased $1.3 million, or 4%, to $33.8 million and capitalized interest increased $956,000 to $1.7 million, when compared to 2005. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our Engineered Bar Products and Structural and Rail divisions. We currently anticipate gross interest expense to remain consistent throughout 2007.

Other (Income) Expense.   Other income was $4.5 million during 2006, as compared to $1.8 million during 2005. During 2006, other income was principally composed of certain non-operating revenues recognized at several of the Roanoke Electric subsidiaries. During 2005 other income was principally from the sale of certain equity securities held as short-term investments.

Income Taxes.   During 2006, our income tax provision was $234.8 million, as compared to $138.8 million during 2005. Our effective income tax rate was 37.2% and 38.5% during 2006 and 2005, respectively. During the second quarter of 2006, we decreased our estimated annual effective tax rate to reflect, among other things, the recognition of research and development tax credits and the reduction in our expected state tax rate due to the Roanoke Electric merger.

Operating Results 2005 vs. 2004

Net income was $221.8 million or $2.17 per diluted share during 2005, compared with $295.3 million or $2.64 per diluted share during 2004. When compared to 2004, our 2005 average consolidated selling price per ton shipped decreased $17. We experienced a compression of 6% in our gross margin percentage not only due to reduced product pricing, but also due to increased costs associated with our manufacturing processes caused by a change in the types of products produced and higher energy costs.

Gross Profit.   During 2005, our net sales increased slightly to $2.2 billion while our consolidated shipments increased 162,000 tons, or 5%, to 3.6 million tons, when compared to 2004. The increase in shipments was primarily due to increased shipments of 93,000 tons from our Structural and Rail Division, as a result of increased demand for structural products for the commercial construction industry, and 39,000 tons from our Bar Products Division, as a result of the division’s continued efforts to penetrate the special-bar-quality market.  The special-bar-quality market is dominated by long-term customer supply contracts. Our Bar Products Division started operations in January 2004 and since that time has been selling into the spot-market and commissioning various products for customer testing and certification to develop customer relationships and pursue long-term customer supply contracts.

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

During 2005, we experienced an increase in electricity and natural gas costs. Combined electricity and natural gas costs were 9% and 8% of total costs of goods sold during 2005 and 2004, respectively; however, these costs increased to 11% of our total costs of goods sold during the second half of 2005 as energy costs increased and as some of our lower priced forward-purchased gas positions expired. Natural gas consumption is a much less significant component in the production of steel through electric arc furnace operations, such as ours, than in traditional steel manufacturing blast furnace operations.  Our metallic raw material cost per net ton consumed decreased $19 during 2005 as compared to 2004.

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

Income Taxes.   During 2005, our income tax provision was $138.8 million, as compared to $179.7 million during the same period in 2004. Our effective income tax rate was increased to 38% for the second half of 2004 due to increased profitability. We further increased our effective income tax rate to 38.5% beginning January 1, 2005, in anticipation of the year’s expected profitability levels and the resulting impact to our state income taxes.

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

Working Capital.   During 2006, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $223.5 million to $658.9 million compared to December 31, 2005. Approximately $124.6 million of working capital was associated with the Roanoke Electric merger. Trade receivables increased $154.9 million, or 61%, during 2006 to $408.4 million, of which more than  95%, were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 13% and 15% of our outstanding trade receivables at December 31, 2006 and 2005, respectively. During 2006, our inventories increased $182.4 million, or 47%, to $569.3 million. Raw materials and finished goods generally increased during 2006 for all of our steelmaking divisions. Our trade payables and general accruals increased $113.8 million, or 55%, during 2006.

Capital Expenditures.   During 2006, we invested $128.6 million in property, plant and equipment, of which slightly more than 65% was related to the completion of a bar finishing facility at our Engineered Bar Products Division; the continued construction of a welding facility at our Structural and Rail Division; and the continued reconfiguration of the three acquired Roanoke Electric joist plants. The remaining capital expenditures represented improvement projects at our existing facilities, including the caster expansion at our Flat Roll Division. We believe these capital investments will increase our net sales and related cash flows as each project develops.

Capital Resources and Long-term Debt.   During 2006, our total outstanding debt, including unamortized bond premium, decreased $1.7 million to $438.9 million. During 2006, holders of our 4.0% convertible subordinated notes converted $77.5 million of the notes to Steel Dynamics common stock, resulting in the issuance of 9,115,175 shares from our treasury reserves. There are currently 4,410,573 shares still available for conversion pursuant to these notes. Our long-term debt to capitalization ratio, representing our long-term debt divided by the sum of our long-term debt and our total stockholders’ equity, was 26% and 33% at December 31, 2006 and 2005, respectively.

At December 31, 2006, there were outstanding borrowings of $80 million under our $350 million senior secured revolving credit facility. The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiaries receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. We were in compliance with these covenants at December 31, 2006, and expect to remain in compliance during the next twelve months.

Common Stock Purchases.   From time to time, our board of directors authorizes management to repurchase shares of Steel Dynamics common stock through open market trades. We repurchased 9.4 million shares for $247.4 million during 2006; 11.8 million shares for $186.4 million during 2005; and 3.2 million shares for $55.4 million during 2004. As of December 31, 2006, we had remaining authorization in place from our board of directors to repurchase approximately 5.6 million additional shares. The repurchase program does not have an expiration date

Cash Dividends.   We declared cash dividends of $47.8 million, or $.500 per share, during 2006; $17.7 million, or $.200 per share, during 2005; and $12.3 million, or $.125 per share, during 2004. We paid cash dividends of $37.5 million, $18.3 million and $7.5 million during 2006, 2005 and 2004, respectively. We anticipate continuing comparable quarterly cash dividends throughout 2007. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Stock Split.   Our board of directors authorized a two-for-one stock split, in the form of a stock dividend, for shareholders of record at the close of business on November 9, 2006, and also authorized an increase in our authorized common shares from 100 million shares with a par value of $.01 per common share to 200 million shares with a par value of $.005 per common share. All prior period share and per share amounts have been adjusted to reflect this stock split.

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

During 2007, we currently anticipate spending approximately $400 million on capital improvement projects at our existing facilities and on, among others, the following capital projects:  approximately $200 million in connection with the addition of a second rolling mill at our Structural and Rail Division; $50 million in connection with the reconfiguration of three of our joist plants; $40 million in connection with the addition of a paint line and other coating capabilities at our Jeffersonville galvanizing facility; $40 million in connection with certain upgrades at our Roanoke Bar Division; $40 million in connection with various raw material sourcing projects; and $30 million of various smaller individual projects at our existing operations. These amounts do not include capital requirements that may arise from our involvement in new joint ventures or merger and acquisition activity that may occur throughout the year.

During 2006, we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $5.8 million. Based on our current abatements and incentive credits, and utilizing our existing long-lived asset structure, we estimate the remaining annual effect on future operations to be approximately $5.0 million, $4.2 million, $3.6 million, $2.3 million, $1.7 million, $1.5 million, $420,000, $340,000 and $148,000, during the years 2007 through 2015, respectively.

Contractual Obligations and Other Long-Term Liabilities

We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted accounting principles. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2006 (dollars in thousands):

	Payments Due By Period
	Total	2007	2008 & 2009	2010 & 2011	2012 & After
Long-term debt(1)	$435,106	$80,686	$301,540	$1,784	$51,096
Estimated interest payments on debt and interest rate swap payments(2)	91,043	36,702	41,402	5,727	7,212
Purchase obligations(3)	59,757	33,639	9,148	4,338	12,632
Construction commitments(4)	19,943	19,943	—	—	—
Total	$605,849	$170,970	$352,090	$11,849	$70,940

(1)          The long-term debt payment information presented above assumes that our senior unsecured notes and our convertible subordinated notes remain outstanding until maturity. Our $300 million senior unsecured notes are currently redeemable and available for repurchase, and the earliest date at which redemption or repurchase may occur for our $37.5 million convertible subordinated notes is December 18, 2007. Refer to Note 3 to the consolidated financial statements elsewhere in this report for additional information regarding our long-term debt.

(2)          The estimated interest payments shown above assume interest rates of 9.5% on our $300 million senior unsecured notes due March 15, 2009, 4.0% on our $37.5 million convertible subordinated notes due December 15, 2012, 5.4% on our outstanding senior secured revolver balance and 7.7 % on our other fixed rate debt of approximately $17.6 million.

(3)          Purchase obligations include commitments we have for the purchase of natural gas and its transportation to be utilized within our production process. These arrangements have “take or pay” or other similar commitment provisions. We have fully utilized all such “take or pay” requirements during the past three years under these contracts.

(4)          Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2006.

Other Matters

Inflation

We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2006, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $23 million and capital expenditures related to environmental compliance of approximately $800,000. Over 50% of the costs incurred during 2006 for monitoring and compliance were related to the normal transportation of certain types of waste produced in the steelmaking process in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $112,000 at two of our joist plants during 2006. There were no known outstanding contingent matters related to environmental remediation; therefore, there were no related accruals recorded at December 31, 2006. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years, and we may become subject to more stringent environmental laws and regulations in the future.

Recent Accounting Pronouncements and Developments

In Note 1 to our consolidated financial statements, we discuss new accounting policies adopted by Steel Dynamics during 2006 and the expected financial impact of accounting policies recently issued or proposed but not yet required to be adopted.

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

Revenue Recognition and Allowance for Doubtful Accounts.   We recognize revenues from sales and the allowance for estimated costs associated with returns from these sales when the title of the product transfers upon shipment. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. Our steel joist and steel decking operation, New Millennium Building Systems, recognizes revenues from construction contracts on a percentage of completion method based on steel consumed to date as a percentage of the estimated total steel required for each contract. New Millennium accounted for 8% of our 2006 net sales.

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

Impairments of Long-Lived Assets.   In accordance with the methodology described in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2006 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
Expected maturity date:	Principal	Average Rate	Principal	Average Rate
2007	$686	7.6%	$80,000	5.9%
2008	743	7.6	—	—
2009	100,797	9.5	200,000	11.1
2010	858	7.6	—	—
2011	926	7.6	—	—
Thereafter	51,096	5.0	—	—
Total	$155,106	8.0	$280,000	9.6
Fair value	$263,432		$285,000

Commodity Risk

In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand. During 2006, approximately 7% of our net sales were under fixed-price contracts with greater than twelve month commitments.

Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to two years for physical commodity requirements and for up to 15 years for commodity transportation requirements . Our commitments for natural gas and its transportation with “take or pay” or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2007	$33,639
2008	6,979
2009	2,169
2010	2,169
2011	2,169
Thereafter	12,632
$59,757

We fully utilized all such “take or pay” requirements during the past three years and purchased $63.5 million, $36.6 million and $20.5 million, during the years ended December 31, 2006, 2005 and 2004, respectively, under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2007. The contract designates 180 hours annually as “interruptible service” and establishes an agreed fixed rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

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

Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ Keith E. Busse	/s/ Gary E. Heasley
Chairman, President &	Vice President &
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Steel Dynamics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Dynamic Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Steel Dynamics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Steel Dynamics, Inc. and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Fort Wayne, Indiana
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” in 2006.

We have also audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Steel Dynamics, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Fort Wayne, Indiana
February 20, 2007

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets
Cash and equivalents	$29,373	$65,518
Accounts receivable, net of related allowances of $6,863 and $5,727 as of December 31, 2006 and 2005, respectively	355,011	214,670
Accounts receivable—related parties	53,365	38,830
Inventories	569,317	386,892
Deferred income taxes	13,964	6,516
Other current assets	15,167	13,307
Total current assets	1,036,197	725,733
Property, plant and equipment, net	1,136,703	999,969
Restricted cash	5,702	1,588
Intangible assets, net of accumulated amortization of $1,874 as of December 31, 2006	12,226	—
Goodwill	30,966	1,925
Other assets	25,223	28,472
Total assets	$2,247,017	$1,757,687
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$145,938	$104,248
Accounts payable—related parties	2,004	4,475
Income taxes payable	30,497	6,819
Accrued expenses	94,024	66,449
Accrued profit sharing	46,341	23,030
Current maturities of long-term debt	80,686	2,156
Total current liabilities	399,490	207,177
Long-term debt
Senior unsecured 9½% notes	300,000	300,000
Convertible subordinated 4.0% notes	37,500	115,000
Other secured debt	16,920	17,960
Unamortized bond premium	3,772	5,459
	358,192	438,419
Deferred income taxes	256,803	231,105
Minority interest	1,424	1,118
Commitments and contingencies
Stockholders’ equity
Common stock voting, $.005 par value; 200,000,000 shares authorized; 107,865,486 and 106,111,440 shares issued; and 96,983,303 and 86,367,978 shares outstanding, as of December 31, 2006 and 2005, respectively	537	529
Treasury stock, at cost; 10,882,183 and 19,743,462 shares, as of December 31, 2006, and 2005, respectively	(230,472)	(270,905)
Additional paid-in capital	367,772	405,900
Retained earnings	1,093,271	744,344
Total stockholders’ equity	1,231,108	879,868
Total liabilities and stockholders’ equity	$2,247,017	$1,757,687

Note: All prior period share data has been adjusted to reflect the company’s two-for-one stock split effective November 2006

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Years Ended December 31,
	2006	2005	2004
Net sales
Unrelated parties	$2,995,952	$1,959,428	$1,885,387
Related parties	242,835	225,438	259,526
Total net sales	3,238,787	2,184,866	2,144,913
Costs of goods sold	2,408,795	1,699,717	1,541,423
Gross profit	829,992	485,149	603,490
Selling, general and administrative expenses	170,878	91,974	96,581
Operating income	659,114	393,175	506,909
Interest expense	32,104	34,341	38,907
Other income, net of other expenses	(4,545)	(1,792)	(7,031)
Income before income taxes	631,555	360,626	475,033
Income taxes	234,848	138,841	179,719
Net income	$396,707	$221,785	$295,314
Basic earnings per share	$4.22	$2.49	$3.00

Weighted average common shares outstanding	93,931	89,242	98,574
Diluted earnings per share, including the effect of assumed conversions	$3.77	$2.17	$2.64
Weighted average common shares and share equivalents outstanding	105,774	103,284	113,053
Dividends declared per share	$.500	$.200	$.125

Note: All prior period share data has been adjusted to reflect the company’s two-for-one stock split effective November 2006

See notes to consolidated financial statement

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Other
				Additional		Accumulated
	Shares		Common	Paid-In	Retained	Comprehensive	Treasury
	Common	Treasury	Stock	Capital	Earnings	Loss	Stock	Total
Balances at January 1, 2004	97,290	4,731	$509	$362,328	$257,254	$(4,188)	$(28,670)	$587,233
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	2,848	—	14	27,885	—	—	—	27,899
Dividends declared	—	—	—	—	(12,333)	—	—	(12,333)
Issuance of treasury stock	30	(30)	—	292	—	—	190	482
Purchase of treasury stock	(3,196)	3,196	—	—	—	—	(55,661)	(55,661)
Comprehensive income:
Net income	—	—	—	—	295,314	—	—	295,314
Comprehensive income:
Unrealized gain related to interest rate swaps, net of tax of $378	—	—	—	—	—	616	—	616
Reclassification adjustment related to interest rate swaps, net of tax of $2,188	—	—	—	—	—	3,631	—	3,631
Unrealized gain on available-for-sale securities, net of tax of $172	—	—	—	—	—	287	—	287
Reclassification adjustment for available-for-sale securities, net of tax of $202	—	—	—	—	—	(346)	—	(346)
Total comprehensive income								299,502
Balances at December 31, 2004	96,972	7,897	523	390,505	540,235	—	(84,141)	847,122
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	1,242	—	6	15,395	—	—	—	15,401
Dividends declared	—	—	—	—	(17,676)	—	—	(17,676)
Purchase of treasury stock	(11,846)	11,846	—	—	—	—	(186,764)	(186,764)
Comprehensive income and net income	—	—	—	—	221,785	—	—	221,785
Balances at December 31, 2005	86,368	19,743	529	405,900	744,344	—	(270,905)	879,868
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	1,754	—	8	28,495	—	—	—	28,503
Dividends declared	—	—	—	—	(47,780)	—	—	(47,780)
Equity-based compensation	57	(57)	—	8,075	—	—	787	8,862
Conversion of subordinated 4.0% notes	9,115	(9,115)	—	(77,729)	—	—	162,346	84,617
Acquisition of business	9,089	(9,089)	—	3,031		—	124,711	127,742
Purchase of treasury stock	(9,400)	9,400	—	—	—	—	(247,411)	(247,411)
Comprehensive income and net income	—	—	—	—	396,707	—	—	396,707
Balances at December 31, 2006	96,983	10,882	$537	$367,772	$1,093,271	$—	$(230,472)	$1,231,108

Note: All prior period share data has been adjusted to reflect the company’s two-for-one stock split effective November 2006

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities
Net income	$396,707	$221,785	$295,314
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	114,812	91,865	84,749
Equity-based compensation	8,862	—	—
Deferred income taxes	(478)	22,230	107,404
Loss on disposal of property, plant and equipment	12	532	815
Minority interest	306	(1,351)	1,856
Changes in certain assets and liabilities
Accounts receivable	(72,277)	12,153	(127,838)
Inventories	(66,240)	(17,196)	(196,992)
Other assets	(3,373)	1,551	(8,282)
Accounts payable	(9,787)	(32,299)	57,567
Income taxes payable	13,974	6,553	113
Accrued expenses	22,434	4,933	33,213
Net cash provided by operating activities	404,952	310,756	247,919
Investing activities
Purchases of property, plant and equipment	(128,618)	(63,386)	(102,046)
Acquisition of business, net of cash acquired	(89,106)	—	—
Purchase of short-term investments	(14,075)	—	—
Maturities of short-term investments	14,075	—	—
Other investing activities	311	1,345	55
Net cash used in investing activities	(217,413)	(62,041)	(101,991)
Financing activities
Issuance of long-term debt	330,000	268,706	188,292
Repayments of long-term debt	(297,231)	(276,510)	(347,487)
Issuance of common stock (net of expenses) and proceeds and tax benefits from exercise of stock options	28,503	15,401	27,899
Purchase of treasury stock	(247,411)	(186,764)	(55,179)
Dividends paid	(37,545)	(18,276)	(7,452)
Debt issuance costs	—	(2,088)	(1,097)
Net cash used in financing activities	(223,684)	(199,531)	(195,024)
Increase (decrease) in cash and equivalents	(36,145)	49,184	(49,096)
Cash and equivalents at beginning of year	65,518	16,334	65,430
Cash and equivalents at end of year	$29,373	$65,518	$16,334

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products. The company previously had two reporting segments: steel operations and steel scrap substitute operations. With the addition of three joist fabrication facilities acquired pursuant to the Roanoke Electric Steel Corporation (Roanoke Electric) merger in April 2006, the company added a third reporting segment: steel fabrication. Upon the addition of two steel scrap processing locations also in connection with the Roanoke Electric merger, the company changed the steel scrap substitute operations segment to steel scrap and scrap substitute operations. Currently, 12% of the company’s employees are represented by a collective bargaining agreement at the Steel of West Virginia (SWVA) operations, which was acquired pursuant to the Roanoke Electric merger. This agreement expires June 2009.

Steel Operations.   Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division and SWVA operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting and automated rolling mills. Steel operations accounted for 89%, 91% and 93% of the company’s consolidated net sales during 2006, 2005 and 2004, respectively. The Flat Roll Division accounted for 48%, 60% and 66% of the company’s consolidated net sales during 2006, 2005 and 2004, respectively. This decreased concentration reflects the company’s growth and escalating product diversification through the continued increase of sales from the Structural and Rail and the Engineered Bar Products divisions, as well as through the addition of the Roanoke Bar Division and SWVA operations pursuant to the Roanoke Electric merger described further in Note 2.

The Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot-rolled, galvanized, and painted products. The Structural and Rail Division sells structural steel beams and pilings and is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. The Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. The Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. SWVA primarily sells merchant beams, channels and specialty structural steel sections. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

Fabrication Operations.   Fabrication operations include the company’s five New Millennium Building System’s plants located in Butler, Indiana; Lake City, Florida; Salem, Virginia; Florence, South Carolina; and Continental, Ohio. The operations located in Salem, Florence and Continental were acquired in 2006 pursuant to the Roanoke Electric merger. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Fabrication operations accounted for 8%, 6% and 4% of the company’s consolidated net sales during 2006, 2005 and 2004. respectively.

Steel Scrap and Scrap Substitute Operations.   Steel scrap and scrap substitute operations include the revenues and expenses associated with the company’s two steel scrap processing locations acquired through the Roanoke Electric merger and from the company’s scrap substitute manufacturing facility, Iron Dynamics (IDI). The Iron Dynamics facility involves the process of producing direct reduced iron, to compact that material to form hot-briquetted iron (HBI), and to then convert the HBI into liquid pig iron.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Description of the Business and Summary of Significant Accounting Policies (Continued)

HBI and liquid pig iron are high quality steel scrap substitutes that are used in the company’s steelmaking operations. IDI increased production of hot-briquetted iron and liquid pig iron from 220,000 tonnes and 72,000 tonnes in 2005, respectively, to 236,000 tonnes and 83,000 tonnes in 2006.

Summary of Significant Accounting Policies

Principles of Consolidation.   The consolidated financial statements include the accounts of SDI, together with its subsidiaries, after elimination of significant intercompany accounts and transactions. Minority interest represents the minority shareholders’ proportionate share in the equity or income of the company’s consolidated subsidiaries.

Use of Estimates.   These financial statements are prepared in conformity with accounting principles generally accepted in the United States, and accordingly, include amounts that require management to make estimates and assumptions that affect the amounts  reported in the financial statements and in the notes thereto. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, and goodwill; valuation allowances for trade receivables, inventories and deferred income tax assets; potential environmental liabilities, litigation claims and settlements. Actual results may differ from these estimates and assumptions.

Reclassifications.   Certain 2005 amounts have been reclassified to conform to the current balance sheet presentation. Total current assets and cash provided by operating activities were not affected by these reclassifications.

Revenue Recognition.   Except for the fabrication operations segment, the company recognizes revenues from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product transfers. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience.  The company’s fabrication operations segment recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to-date as a percentage of estimated total steel tons required by each contract.

Freight Costs.   The company reflects freight costs associated with shipping its products to customers as a component of costs of goods sold.

Cash and Equivalents.   Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash are primarily funds held in escrow for the company’s workers’ compensation insurance program.

Marketable Securities.   In accordance with Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, the company has classified its marketable securities as “available for sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in other accumulated comprehensive loss as a component of stockholders’ equity.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Description of the Business and Summary of Significant Accounting Policies (Continued)

Inventories.   Inventories are stated at lower of cost or market. Cost is determined principally on a first-in, first-out, basis. Inventory consisted of the following at December 31 (in thousands):

	2006	2005
Raw materials	$243,770	$184,518
Supplies	130,373	97,627
Work in progress	54,555	38,221
Finished goods	140,619	66,526
	$569,317	$386,892

Property, Plant and Equipment.   Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress amounts and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 5 to 12 years for plant, machinery and equipment and 20 to 30 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation for non-production assets is provided utilizing the straight-line depreciation methodology. Depreciation for production assets is primarily provided utilizing the units-of-production depreciation methodology, based on units produced, subject to a minimum and maximum level. The facilities acquired pursuant to the Roanoke Electric merger utilize the straight-line depreciation methodology for production assets. Depreciation expense was $109.2 million, $86.7 million and $78.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In accordance with the methodology described in FASB Statement No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated during the life of those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

The company’s property, plant and equipment at December 31 consisted of the following (in thousands):

	2006	2005
Land and improvements	$87,386	$61,209
Buildings and improvements	201,225	146,136
Plant, machinery and equipment	1,349,011	1,216,073
Construction in progress	91,767	60,895
	1,729,389	1,484,313
Less accumulated depreciation	592,686	484,344
Property, plant and equipment, net	$1,136,703	$999,969

Goodwill and Other Intangible Assets.   The company performs an annual impairment test for goodwill and other indefinite-lived intangible assets as required by FASB Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. Goodwill is allocated to various reporting units, which are generally one level

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Description of the Business and Summary of Significant Accounting Policies (Continued)

below the company’s operating segments. To determine if there is a potential goodwill impairment, FAS 142 requires the company to compare the fair value of the reporting unit to its carrying amount on at least an annual basis. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.  To determine the fair value of the reporting units, the company generally uses a present value technique, such as discounted cash flow. Based on the company’s evaluation, there was no impairment of goodwill at December 31, 2006.

Amortizable intangible assets are amortized on a straight-line basis over periods ranging from 3 months to 20 years.

Concentration of Credit Risk.   Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments and accounts receivable. The company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure from any one institution. The company is exposed to credit risk in the event of nonpayment by customers principally within the intermediate steel processor, service center, automotive, construction, commercial, transportation and industrial machinery industries. Changes in these industries may significantly affect management’s estimates and the company’s financial performance. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. Management’s estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company’s customers. Heidtman Steel Products (Heidtman) accounted for 7%, 10% and 12% of the company’s net sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Earnings Per Share.   The company computes and presents earnings per common share in accordance with FASB Statement No. 128 (FAS 128), Earnings Per Share. Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and dilutive shares related to the company’s convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect. No options were excluded at December 31, 2006. Options to purchase 416,000 shares and 434,000 shares were excluded from the diluted earnings per share calculation because the options were anti-dilutive at December 31, 2005 and 2004, respectively.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Description of the Business and Summary of Significant Accounting Policies (Continued)

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the years ended December 31 (in thousands, except per share data):

	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$396,707	93,931	$4.22	$221,785	89,242	$2.49
Dilutive stock option effect	—	798		—	516
Convertible subordinated note effect	2,148	11,045		2,659	13,526
Diluted earnings per share	$398,855	105,774	$3.77	$224,444	103,284	$2.17

	2004
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$295,314	98,574	$3.00
Dilutive stock option effect	—	954
Convertible subordinated note effect	2,668	13,525
Diluted earnings per share	$297,982	113,053	$2.64

All prior period share data has been adjusted to reflect the company’s two-for-one stock split effective November 2006.

Derivative Financial Instruments.   The company records derivative financial instruments in accordance with FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. Changes in the fair value of derivatives that are designated as hedges, depending on the nature of the hedge, are recognized as either an offset against the change in fair value of the hedged balance sheet item in the case of fair value hedges or as other comprehensive income in the case of cash flow hedges, until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings as other income or expense.

In the normal course of business, the company has limited involvement with derivative financial instruments in an effort to manage the company’s exposure to fluctuations in interest and foreign exchange rates. The company employs interest rate swap and forward-rate agreements, and periodically employs foreign currency exchange contracts as necessary.  At the time of acquiring financial instruments, the company designates and assigns these instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument. The company classified its derivative financial instruments as held or issued for purposes other than trading. A loss of $705,000 was recorded in the fourth quarter of 2004 due to the termination of a $100 million cash flow hedge interest rate swap. The company has not entered into any additional cash flow hedges from that time through December 31, 2006. The company recorded gains of

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Description of the Business and Summary of Significant Accounting Policies (Continued)

$242,000 and $1.0 million during 2006 and 2005, respectively, as a result of recording various forward interest rate agreements at fair market value.  Generally these gains and losses were recorded as other income or expense in the company’s statements of income.

Equity-Based Compensation.   The company has several stock-based employee compensation plans which are more fully described in Note 6 of the notes to the financial statements included in this filing. Prior to January 1, 2006, the company accounted for equity-based awards granted under its plans following the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations.  Under APB 25, no equity-based compensation cost related to the incentive stock options plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock.

Effective January 1, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123R (FAS 123R), Share-Based Payments, using the modified prospective application method. Under this transition method, compensation cost recognized during 2006 includes the applicable amounts of compensation cost of all equity-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of FAS 123 and previously presented in the pro forma footnote disclosures). Compensation cost includes all equity-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of FAS 123R). Results for prior periods have not been restated. Prior to the adoption of FAS 123R, no compensation cost was reflected in net income for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with FAS 123R, compensation expense for stock options is now recorded over the vesting period using the fair value on the date of grant, as calculated using the Black-Scholes model.

As a result of adopting FAS 123R, the company’s income before income taxes and net income for the year ended December 31, 2006, were lower by the amounts of $7.5 million and $5.9 million, respectively, than if the company had continued to account for its stock option awards under APB 25. Also for the year ended December 31, 2006, basic and diluted earnings per share were lower by the amounts of $.06 and $.05, respectively, than if the company had continued to account for its stock option awards under APB25. Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing FAS 123R.  As of December 31, 2006, there was $3.6 million of total unrecognized compensation cost related to the company’s non-vested stock options, which will be recognized through May 2007.

Pro Forma Information: FAS 123 for Periods Prior to 2006

Prior to adopting the provisions of FAS 123R, the company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB 25 and provided the required pro forma disclosures of FAS 123. Because the company established the exercise price based on the fair market value of the company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R. Each accounting period, the company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Description of the Business and Summary of Significant Accounting Policies (Continued)

(i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

For purposes of pro forma disclosures under FAS 123 for the years ended December 31, 2005 and 2004, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the years ended December 31 were as follows (in thousands, except per share data):

	2005	2004
Net income, as reported	$221,785	$295,314
Equity-based compensation expense, (fair valuebased method) net of tax effect(1)	(3,632)	(3,354)
Pro forma net income	218,153	291,960
Effect of assumed conversions, net of tax effect	2,659	2,668
Pro forma net income, diluted earnings per share	$220,812	$294,628
Basic earnings per share:
As reported	$2.49	$3.00
Pro forma	2.44	2.96
Diluted earnings per share:
As reported	$2.17	$2.64
Pro forma	2.14	2.61

(1)          Does not include restricted stock awards as these costs were already being expensed prior to the adoption of FAS 123R. See Note 6 to the consolidated financial statements.

The estimated weighted-average fair value of the individual options granted on the date of grant was $9.43, $4.94, and $5.76 during 2006, 2005 and 2004, respectively. The aggregate intrinsic value of options exercised was $23.1 million, $12.2 million and $21.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The aggregate intrinsic value of options which are exercisable as of December 31, 2006 was $29.4 million. The aggregate intrinsic value of options that are currently outstanding and that are expected to be exercised is $43.3 million. The disclosures related to the effect of equity-based compensation expense for the year ended December 31, 2006, and the pro forma effect as if FAS 123 had been applied to the years ended December 31, 2005 and 2004, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2006	2005	2004
Volatility(1)	44.1–46.5%	43.3–48.1%	40.4–44.5%
Risk-free interest rate(2)	4.6–5.0%	3.9–4.4%	3.6–3.9%
Dividend yield(3)	1.1–1.2%	1.0%	—
Expected life (years)(4)	2.4–3.9	3.0–4.3	3.1–5.0

(1)          The volatility is based on the historical volatility of the company’s stock.

(2)          The risk-free interest rate is based on the U.S. Treasury strip rate for the expected life of the option.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.   Description of the Business and Summary of Significant Accounting Policies (Continued)

(3)          The dividend yield is based on the company’s latest annualized dividend rate and the current market price of the underlying common stock at the date of grant.

(4)          The expected life in years is determined primarily from historical stock option exercise data.

Recent Accounting Pronouncements.   In September 2006, the FASB issued Statement No. 158 (FAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Among other items, FAS 158 requires recognition of the over-funded or under-funded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. FAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of FAS 158 did not have a material impact on the company’s financial condition, results of operations or liquidity.

In September 2006, the FASB issued Statement No. 157 (FAS 157), Fair Value Measurements. FAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. FAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective for fiscal years beginning after November 15, 2007, which is January 1, 2008 for the company, although early adoption is permitted. FAS 157 is generally to be applied prospectively. The company is currently assessing the potential effect of FAS 157 on its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and disclosure for uncertainty in tax positions (as defined) and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement of uncertain tax positions. FIN 48 applies to all income tax positions that are subject to FASB Statement No. 109, Accounting for Income Taxes. Pursuant to FIN 48, if a tax position is deemed more likely than not of being sustained upon examination by the relevant income tax authorities, then the tax position is measured and recorded at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Any differences between amounts recognized on the statement of financial position prior to adoption of FIN 48 and the amounts reported after adoption, would be accounted for as an adjustment to beginning retained earnings in the year of adoption. This interpretation is effective for fiscal years beginning after December 15, 2006, which is January 1, 2007 for the company. The company is in the process of evaluating the impact of FIN 48, but does not expect adoption to have a material impact on the company’s financial condition, results of operations or liquidity.

Note 2.   Roanoke Electric Merger

The company completed its previously announced merger with Roanoke Electric on April 11, 2006, immediately following approval of the transaction by Roanoke Electric stockholders. Pursuant to the merger, Roanoke Electric stockholders received $9.75 in cash and 0.8 shares of the company’s common stock, after taking into effect the company’s November 2006 two-for-one stock split, for each share of Roanoke Electric stock outstanding at the effective date of the merger. Based on 11,360,901 shares of

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Roanoke Electric Merger (Continued)

Roanoke Electric stock outstanding prior to the close of the transaction, the company paid $110.8 million in cash, issued 9,088,720 shares of registered Steel Dynamics common stock valued at $127.7 million, incurred transaction costs of $4.9 million and assumed $44.7 million in debt, which the company retired on April 12, 2006. The cash portion of the purchase price was funded from the company’s cash on hand. The company valued the common stock issued at $14.055 per share based on the average stock price of the company’s common stock during the two days before and after the date that the merger agreement was agreed to and announced (October 17, 2005).

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

Goodwill and intangible assets of $29.0 million and $14.1 million, respectively, were recorded as a result of the merger. The goodwill is not deductible for tax purposes. The intangible assets consisted of the following (in thousands):

	Amount	Useful Life
Customer Relationships	$8,400	20 Years
Trademarks	4,500	4 to 12 Years
Backlogs	1,200	Three Months
Total Intangibles	$14,100

The related aggregate amortization expense recognized during the twelve-month period ended December 31, 2006 was $1.9 million. The estimated intangible asset amortization expense for the next five years follows (in thousands):

Estimated Amortization
2007	$1,012
2008	1,012
2009	1,012
2010	795
2011	687
Thereafter	7,708
Total Intangibles	$12,226

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.   Roanoke Electric Merger (Continued)

The aggregate purchase price of $243.4 million was allocated to the opening balance sheet of Roanoke Electric at April 11, 2006, the date of the merger. The purchase price was allocated as follows (in thousands):

Current Assets	$239,733
Property, Plant & Equipment	115,083
Goodwill	29,041
Intangible Assets	14,100
Other Assets	2,785
Total Assets	400,742
Current Liabilities, Excluding Debt	74,137
Debt	44,722
Deferred Taxes	35,365
Other Liabilities	3,069
Total Liabilities	157,293
Total Assets Acquired	$243,449

Unaudited Pro Forma Results

Roanoke Electric’s operating results have been reflected in the company’s financial statements since the effective date of the merger, April 12, 2006. The following unaudited pro forma information is presented below as if the merger of Roanoke Electric was completed as of the beginning of each period presented, or January 1, 2005 and 2006 (in thousands, except per share amounts):

	2006	2005
Net Sales	$3,388,018	$2,731,478
Net Income	406,345	257,763
Basic Earnings Per Share	4.20	2.62
Diluted Earnings Per Share	3.77	2.32

The information presented above is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the merger been consummated at the beginning of the respective period, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company. The 2005 pro forma results reflect Roanoke Electric operations for the twelve month period ended October 31, 2005. The 2006 pro forma results reflect Roanoke Electric operations for the period between the effective date of the merger, April 12, 2006 and December 31, 2006, and for the three-month period ended January 31, 2006, representing the second, third and fourth quarter operations of the company post-merger, plus the pre-merger operations of Roanoke Electric for the first quarter ended January 31, 2006.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.   Long-Term Debt

The company’s borrowings consisted of the following at December 31 (in thousands):

	2006	2005
9 1/2% senior unsecured notes, due March 2009	$300,000	$300,000
4.0% convertible subordinated notes, due December 2012	37,500	115,000
Senior secured revolver, due September 2010	80,000	—
Other secured obligations	17,606	20,116
Unamortized bond premium	3,772	5,459
Total debt	438,878	440,575
Less current maturities	80,686	2,156
Long-term debt	$358,192	$438,419

$350 Million Senior Secured Revolver.   The company has a 5-year $350 million senior secured revolving credit facility, which includes a provision to increase the facility by as much as $100 million, under certain circumstances. The proceeds from the revolver are available for working capital and other general corporate purposes, including merger and acquisition activity. At December 31, 2006, there were $80 million in outstanding borrowings under this revolving credit facility. No borrowings were outstanding at December 31, 2005.

The senior secured revolving credit facility is secured by substantially all of the company’s and its wholly-owned subsidiary’s receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by the company and each wholly-owned subsidiary. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict the company’s ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. The company’s ability to borrow funds within the terms of the revolver is dependent upon its continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. The company was in compliance with these covenants at December 31, 2006, and expects to remain in compliance during the next twelve months.

At December 31, 2006, the weighted-average interest rate of the company’s outstanding borrowings under the senior secured revolver was 5.9%. The facility pricing grid is adjusted based on the company’s leverage at the time of borrowing with a minimum price of LIBOR plus .50% and a maximum price of LIBOR plus 2.00%. In addition there is an unused commitment fee with a minimum price of .20% and a maximum price of .50%.

9½% Senior Unsecured Notes.   The company issued $200 million 9½% senior unsecured notes during March 2002. On November 14, 2003, the company issued an additional $100 million of these notes at a price of 109% and accrued interest from the last semi-annual interest payment date of September 15, 2003 which resulted in net proceeds of $109 million. The issuance premium of $9.0 million is being amortized over the remaining life of the notes resulting in an approximate effective interest rate of 7.5% for the additional $100 million issuance. The notes have a maturity of seven years (non-callable for four years) and are due March 2009. The company is currently able to redeem the notes at a redemption price of 104.750%; on or after March 15, 2007, at a redemption price of 102.275%; and on or thereafter March 15,

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.   Long-Term Debt (Continued)

2008, at a redemption price of 100.000%. The notes bear interest at 9.5% payable semiannually on each March 15th and September 15th.

The company entered into an interest rate swap agreement on January 9, 2004 with a notional amount of $200 million pursuant to which the company has agreed to receive fixed rate payments of 9.5% on the fifteenth day of each March and September and will pay six- month LIBOR in arrears plus 5.7%. This interest swap agreement matures March 15, 2009, and is accounted for as a fair value hedge. At December 31, 2006 and 2005, respectively, the fair value of this hedge was estimated to be a liability of $6.8 million and $8.0 million. Due to the increasing interest rate environment during 2005 and anticipated in 2006, the company entered into three forward interest rate agreements during 2005 to lock the six-month LIBOR in-arrears setting of this fair value interest rate swap through March 15, 2006. At December 31, 2005, one forward interest rate agreement remained in place locking the six-month LIBOR in-arrears setting through March 15, 2006 at 4.1%. The company recorded gains of $242,000 and $1.0 million as a result of the mark-to-market for these contracts during 2006 and 2005, respectively.

4.0% Convertible Subordinated Notes.   During December 2002 and January 2003, the company issued a combined total of $115 million of 4.0% convertible subordinated notes due December 15, 2012. The notes are non-callable for five years and bear interest at 4.0%, payable semiannually on each June 15th and December 15th.  In addition, the company will pay contingent interest during any six-month period commencing December 15, 2007, if the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Note holders at issuance could convert the notes into shares of the company’s common stock at a conversion rate of 58.8076 shares per $1,000 principal amount of notes (6,762,874 shares). Pursuant to the company’s November 2006 two-for-one stock split, the current conversion rate is 117.6152 shares per $1,000 principal amount of notes (13,525,748 shares). The conversion rate is fixed except for standard anti-dilution provisions. Note holders may convert before close of business on December 15, 2012, only under the following circumstances: (1) at any time after the closing sale price of the company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of any fiscal quarter commencing after December 31, 2002; (2) upon the occurrence of specified credit rating events with respect to the notes; (3) if the notes have been called for redemption by the company; or (4) upon the occurrence of certain other corporate events. During the first quarter of 2004, the requirements for conversion were met through the company’s common stock exceeding 120% of the conversion price for the specified time period. The note holders are able to initiate conversion at their discretion. During 2006, note holders converted $77.5 million of the notes to Steel Dynamics common stock, resulting in the issuance of 9,115,175 shares of the company’s treasury stock. There are currently 4,410,573 shares still available for conversion pursuant to these notes. The company may redeem the notes at any time on or after December 18, 2007, at a redemption price of 101.143%; on or after December 15, 2008, at a redemption price of 100.571%; and on or thereafter December 15, 2009, at a redemption price of 100.000%.

Other Secured Obligations.   State and Local Government Municipal Bond Issues.   In November 1998, the company received $10.0 million from Whitley County, Indiana, representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities. The bonds bear interest at 7.3%, with interest payable semi-annually and principal payments due through

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.   Long-Term Debt (Continued)

final maturity in November 2018. The outstanding principal balance was $8.8 million and $9.1 million, as of December 31, 2006 and 2005, respectively.

Electric Utility Development Loans.   In April 2002, the company received $9.8 million from the Northeastern Rural Electric Membership Corporation (REMC) and Wabash Valley Power Association, Inc. to finance the company’s portion of the cost to construct a transmission line and certain related facilities at the Structural and Rail Division. The loan bears interest at 8.1%, with monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years, with the unpaid principal due at the end of 10 years. The company has an unused $4.0 million outstanding stand-by letter of credit associated with the REMC agreement. The outstanding principal balance on the transmission facility loan was $8.7 million and $8.9 million as of December 31, 2006 and 2005, respectively.

The outstanding senior secured revolver balance of $80.0 million is classified as a current maturity on the company’s balance sheet. Maturities of outstanding debt, as of December 31, 2006, are as follows (in thousands):

2007	$80,686
2008	743
2009	300,797
2010	858
2011	926
Thereafter	51,096
435,106
Unamortized bond premium	3,772
$438,878

The company capitalizes interest on all appropriate construction-in-progress assets. For the years ended December 31, 2006, 2005 and 2004, total interest costs incurred were $33.8 million, $35.1 million and $45.8 million, respectively, of which $1.7 million, $730,000  and $6.9 million, respectively, were capitalized. Cash paid for interest was $32.4 million, $34.9 million and $48.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 4.   Income Taxes

The company files a consolidated federal income tax return. Cash paid for taxes was $226.5 million, $110.2 million and $78.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The current and deferred federal and state income tax expense for the years ended December 31 is as follows (in thousands):

	2006	2005	2004
Current income tax expense	$235,327	$116,611	$72,315
Deferred income tax expense	(479)	22,230	107,404
Total income tax expense	$234,848	$138,841	$179,719

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.   Income Taxes (Continued)

A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

	2006	2005	2004
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.3	4.4	2.0
Other permanent differences	(2.1)	(.9)	.8
Effective tax rate	37.2%	38.5%	37.8%

Significant components of the company’s deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2006	2005
Deferred tax assets
Capitalized start-up costs	$22,555	$22,596
Tax assets expensed for books	9,754	13,558
Accrued expenses	14,779	6,422
Total deferred tax assets	47,088	42,576
Deferred tax liabilities
Depreciable assets	(268,812)	(245,904)
Capitalized interest	(9,735)	(14,190)
Intangible assets	(10,401)	(5,586)
Other	(979)	(1,485)
Total deferred tax liabilities	(289,927)	(267,165)
Net deferred tax liability	$(242,839)	$(224,589)

Note 5.   Shareholders’ Equity

Stock Split.   The company’s board of directors authorized a two-for-one stock split, in the form of a stock dividend, for shareholders of record at the close of business on November 9, 2006, and also authorized an increase in the company’s authorized common shares from 100 million shares with a par value of $.01 per common share to 200 million shares with a par value of $.005 per common share. All prior period share and per share amounts have been adjusted to reflect this stock split.

Cash Dividends.   The company declared cash dividends of $47.8 million, or $.500 per share, during 2006; $17.7 million, or $.200 per share, during 2005; and $12.3 million, or $.125 per share, during 2004. The company paid cash dividends of $37.5 million, $18.3 million and $7.5 million during 2006, 2005 and 2004, respectively.

Treasury Stock.   On April 11, 2006, the company issued 9,088,720 shares of its treasury stock pursuant to the Roanoke Electric merger. During 2006, the company issued 9,115,175 shares of its treasury stock upon conversion of $77.5 million of its 4.0% convertible subordinated notes. As of December 31, 2006, 4,410,573 shares are still available for conversion pursuant to the notes.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.   Shareholders’ Equity (Continued)

The company’s board of directors has authorized the company to repurchase shares of Steel Dynamics common stock through open market trades. The company repurchased 9.4 million shares for $247.4 million during 2006; 11.8 million shares for $186.4 million during 2005; and 3.2 million shares for $55.4 million during 2004. As of December 31, 2006, the company had remaining authorization in place to repurchase approximately 5.6 million additional shares. The repurchase program does not have an expiration date.

Note 6.   Equity-based Incentive Plans

The company’s stockholders approved the Steel Dynamics, Inc. 2006 Equity Incentive Plan (2006 Plan) at the company’s annual meeting of stockholders held May 18, 2006. The 2006 plan replaced the company’s Amended and Restated 1996 Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan. The replaced plans will continue in effect until all matters relating to the exercise of the existing options have been settled; however, no further options will be issued. The company reserved 8.0 million shares of common stock for issuance upon exercise of options or grants under the 2006 Plan. At December 31, 2006, there were 7.0 million shares still available for issuance. The 2006 Plan was designed to attract, motivate and retain qualified persons that are able to make important contributions to the company’s success. To accomplish these objectives, the 2006 Plan provides for awards of equity-based incentives through option grants, restricted stock awards, unrestricted stock awards, stock appreciation rights and performance awards. During 2006, 7,000 shares of restricted stock were issued to the company’s independent directors and 1.0 million options were granted to the 2006 Plan participants. The company satisfies stock options with newly issued shares and satisfies restricted stock awards with treasury shares. Substantially all of the company’s employees are eligible for the stock option element of the 2006 Plan, pursuant to which the options vest 100% six months after the date of grant, with a maximum term of five years. Options are granted each May and November at an exercise price of a least 100% of the fair market value of the company’s common stock on the date of grant. Dividends are not paid to holders of unexercised options.  No other equity-based incentives were issued pursuant to the 2006 Plan during 2006.

The company’s combined stock option activity for all plans follows:

	Options	Weighted Average Exercise Price
Outstanding options as of January 1, 2004	4,676,816	$7.14
Granted	1,026,394	15.28
Exercised	(2,750,524)	7.09
Forfeited	(32,660)	9.92
As of December 31, 2004	2,920,026	10.02
Granted	1,201,196	14.78
Exercised	(1,108,752)	8.08
Forfeited	(45,428)	14.33
As of December 31, 2005	2,967,042	12.61
Granted	1,006,070	28.02
Exercised	(1,745,685)	12.25
Forfeited	(43,706)	19.86
As of December 31, 2006	2,183,721	19.85

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.   Equity-based Incentive Plans (Continued)

The following table summarizes certain information concerning the company’s outstanding options as of December 31, 2006:

Range of Exercise Price	Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$0 to $15	769,708	2.1	$10.41	769,708	$10.41
$15 to $20	505,438	3.6	16.66	505,438	16.66
$20 to $25	—	—	—	—	—
$25 to $30	457,295	4.4	28.32	457,295	28.32
$30 to $35	451,280	4.9	30.92	—	—

2003 Executive Incentive Compensation Plan (Executive Officer Plan).   Pursuant to the company’s Executive Officer Plan certain officers of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company, which vests over a three-year period. A total of 1.5 million shares have been reserved under this plan. At December 31, 2006, approximately 1.3 million shares remained available for issuance. Pursuant to the Executive Officer Plan, shares were awarded with a market value of approximately $2.6 million, $1.9 million and $1.5 million for the award years 2006, 2005, and 2004, respectively.

2004 Employee Stock Purchase Plan.   During 2004, the company’s stockholders approved the Employee Stock Purchase Plan which the company implemented on November 1, 2004. The plan allows eligible employees, at their election, to purchase shares of the company’s stock on the open market at fair market value with a designated broker through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees’ payroll deductions. The Company’s total expense for the plan was $98,000 and $84,000 for the years ended December 31, 2006 and 2005, respectively.

Note 7.   Commitments and Contingencies

The company has an off-take agreement with Heidtman that was extended from March 2007 to May 2007, and is currently being renegotiated. Under the current terms of the agreement, Heidtman is obligated to purchase, and the company is obligated to sell to Heidtman, 32,000 tons on average of hot rolled bands per month, or approximately 384,000 tons annually. Additionally, Heidtman is obligated to purchase, and the company is obligated to sell to Heidtman, 8,000 tons on average of cold-rolled products per month, or approximately 96,000 tons annually. For hot rolled band steel, the company’s pricing to Heidtman is determined by either a market pricing formula based on an “all-in” cost-plus basis or a spot market pricing formula determined on the basis of a discounted market index. For cold-rolled products, the pricing is determined on a marginal revenue basis over hot rolled band.

The company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such commodities as natural gas, electricity and certain transportation services. Certain commitments contain provisions which require that the company “take or pay” for specified quantities without regard to

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.   Commitments and Contingencies (Continued)

actual usage for periods of up to two years for physical commodity requirements and for up to 15 years for commodity transportation requirements . The company has commitments for natural gas and its transportation with “take or pay” or other similar commitment provisions for the years ending December 31 as follows (in thousands):

2007	$33,639
2008	6,979
2009	2,169
2010	2,169
2011	2,169
Thereafter	12,632
$59,757

The company fully utilized all such “take or pay” requirements during the past three years and purchased $63.5 million, $36.6 million and $20.5 million, during the years ended December 31, 2006, 2005 and 2004, respectively, under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The company purchases its electricity consumed at its Flat Roll Division pursuant to a contract which extends through December 2007. The contract designates 180 hours annually as “interruptible service” during 2007.

The contract also establishes an agreed fixed rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At December 31, 2006, the company has outstanding construction-related commitments of $19.9 million primarily related to the renovation of three joist plants purchased in the Roanoke Electric merger. The company expects these construction projects to be completed mid year 2007.

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

Note 8.   Transactions with Affiliated Companies

The company sells various flat-rolled products and occasionally purchases materials for its manufacturing process with Heidtman. The president and chief executive officer of Heidtman is a member of the company’s board of directors and a stockholder of the company. Transactions with Heidtman for the years ended December 31 are as follows (in thousands):

	2006	2005	2004
Sales	$242,760	$225,234	$259,526
Percentage of consolidated net sales	7%	10%	12%
Accounts receivable	53,365	38,830	38,981
Purchases	58,214	63,066	67,323
Accounts payable	2,004	4,475	5,371

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.   Financial Instruments

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair value of long-term debt, including current maturities, was approximately $548.4 million at December 31, 2006. The fair value of the various interest rate swap and forward rate agreements was estimated to be a net liability of $6.8 million and $7.3 million at December 31, 2006 and 2005, respectively. The fair values are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available.

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

Note 10.   Retirement Plans

The company sponsors several 401(k) retirement savings and profit sharing plans for eligible employees, which are considered “qualified plans” for federal income tax purposes. The company’s total expense for the plans was $53.4 million, $25.3 million and $32.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The company’s board of director’s increased the contribution percentage of its primary 401(k) retirement savings and profit sharing plan from 6% to 8% of pretax earnings effective August 1, 2006, to accommodate the increased participants that entered the plan pursuant to the Roanoke Electric merger.

Note 11.   Segment Information.

The company has three reportable segments: steel operations, fabrication operations and steel scrap and scrap substitute operations. These operations are described in Note 1 to the financial statements. In addition, pursuant to the Roanoke Electric merger, the company allocated goodwill of $29.0 million to its steel operations segment and allocated identifiable intangible assets of $12.8 million and $1.3 million to its steel operations and fabrication operations segments, respectively.  Revenues included in the category “All Other” are from a subsidiary operation that is below the quantitative thresholds required for reportable segments.  These revenues are from the further processing, or slitting, and sale of certain steel products and from the resale of certain secondary and excess steel products. In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior unsecured notes, convertible subordinated notes, certain other investments and certain profit sharing expenses. The company’s operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Inter-segment sales and any related profits are eliminated in consolidation. The external net sales of the company’s steel operations include sales to non-U.S. companies of $92.0 million, $77.4 million, and $67.8 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Heidtman (an affiliate) accounted for 8%, 11%, and 13% of the external net sales of the company’s steel operations for the years ended December 31, 2006, 2005 and 2004, respectively.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.   Segment Information. (Continued)

The company’s segment results for the years ended December 31, are as follows (in thousands):

		2006	2005	2004
Steel	Net sales
	External	$2,896,040	$1,984,093	$1,994,246
	Other segments	226,084	106,713	99,130
	Operating income	734,650	434,299	553,841
	Depreciation and amortization	100,841	79,855	73,439
	Assets	1,819,657	1,402,070	1,455,691
	Liabilities	237,440	162,373	175,761
	Capital expenditures	86,001	41,816	74,229
Steel Fabrication	Net sales
	External	$273,168	$140,604	$90,989
	Other segments	8,531	32	276
	Operating income	11,581	11,737	11,054
	Depreciation and amortization	4,044	2,710	1,628
	Assets	185,853	103,885	66,944
	Liabilities	18,096	6,367	8,914
	Capital expenditures	23,948	18,568	18,038
Steel Scrap and Scrap Substitute	Net sales
	External	$7,077	$—	$—
	Other segments	87,749	54,695	42,897
	Operating loss	(5,383)	(9,009)	(8,341)
	Depreciation and amortization	7,196	5,999	5,544
	Assets	190,826	135,459	140,697
	Liabilities	8,637	6,577	4,450
	Capital expenditures	12,689	2,313	5,838
All Other	Net sales
	External	$62,502	$60,169	$59,678
	Other segments	1,039	755	750
	Operating loss	(81,982)	(42,019)	(45,149)
	Depreciation and amortization	2,731	3,301	4,138
	Assets	131,978	169,807	128,225
	Liabilities	820,982	752,187	752,166
	Capital expenditures	5,980	689	3,941
Eliminations	Net sales
	Other segments	$(323,403)	$(162,195)	$(143,053)
	Operating income (loss)	248	(1,833)	(4,496)
	Assets	(81,297)	(53,534)	(57,938)
	Liabilities	(69,246)	(49,685)	(54,794)
Consolidated	Net sales	$3,238,787	$2,184,866	$2,144,913
	Operating income	659,114	393,175	506,909
	Depreciation and amortization	114,812	91,865	84,749
	Assets	2,247,017	1,757,687	1,733,619
	Liabilities	1,015,909	877,819	886,497
	Capital expenditures	128,618	63,386	102,046

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

Condensed Consolidating Balance Sheets (in thousands):

As of December 31, 2006	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash	$15,571	$12,610	$1,192	$—	$29,373
Accounts receivable	291,521	282,152	5,425	(170,722)	408,376
Inventories	419,519	148,958	11,336	(10,496)	569,317
Other current assets	28,041	877	263	(50)	29,131
Total current assets	754,652	444,597	18,216	(181,268)	1,036,197
Property, plant and equipment, net	947,745	181,999	7,076	(117)	1,136,703
Other assets	164,955	114,612	398	(205,848)	74,117
Total assets	$1,867,352	$741,208	$25,690	$(387,233)	$2,247,017
Accounts payable	$142,593	$37,952	$4,490	$(6,596)	$178,439
Accrued expenses	108,453	28,927	935	2,050	140,365
Current maturities of long-term debt	80,665	22	7,907	(7,908)	80,686
Total current liabilities	331,711	66,901	13,332	(12,454)	399,490
Other liabilities	(31,435)	360,422	3,498	(75,682)	256,803
Long-term debt	358,049	143	1,837	(1,837)	358,192
Minority interest	(98)	—	—	1,522	1,424
Common stock	537	10,745	7,946	(18,691)	537
Treasury stock	(230,472)	—	—	—	(230,472)
Additional paid in capital	367,772	116,868	—	(116,868)	367,772
Retained earnings	1,071,288	186,129	(923)	(163,223)	1,093,271
Total stockholders’ equity	1,209,125	313,742	7,023	(298,782)	1,231,108
Total liabilities and stockholders’ equity	$1,867,352	$741,208	$25,690	$(387,233)	$2,247,017

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Condensed Consolidating Information (Continued)

As of December 31, 2005	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash	$62,842	$59	$2,617	$—	$65,518
Accounts receivable	220,320	147,574	29,612	(155,798)	241,708
Inventories	361,064	—	41,684	(4,064)	398,684
Other current assets	19,580	—	279	(36)	19,823
Total current assets	663,806	147,633	74,192	(159,898)	725,733
Property, plant and equipment, net	941,996	—	58,091	(118)	999,969
Other assets	69,214	108,615	650	(146,494)	31,985
Total assets	$1,675,016	$256,248	$132,933	$(306,510)	$1,757,687
Accounts payable	$113,461	$(8,640)	$10,305	$416	$115,542
Accrued expenses	84,547	1,162	4,968	(1,197)	89,479
Current maturities of long-term debt	2,136	—	5,877	(5,857)	2,156
Total current liabilities	200,144	(7,478)	21,150	(6,638)	207,177
Other liabilities	184,421	38,584	87,213	(79,113)	231,105
Long-term debt	438,419	—	—	—	438,419
Minority interest	—	—	—	1,118	1,118
Common stock	529	2	17,322	(17,324)	529
Treasury stock	(270,905)	—	—	—	(270,905)
Additional paid in capital	405,900	116,868	—	(116,868)	405,900
Retained earnings	716,508	108,273	7,248	(87,685)	744,344
Total stockholders’ equity	852,032	225,143	24,570	(221,877)	879,868
Total liabilities and stockholders’ equity	$1,675,016	$256,248	$132,933	$(306,510)	$1,757,687

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Condensed Consolidating Information (Continued)

Condensed Consolidating Statments of Income (in thousands)

For the Year Ended December 31, 2006	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$2,655,469	$3,322,299	$63,541	$(2,802,522)	$3,238,787
Costs of goods sold	1,959,088	3,165,847	58,848	(2,774,988)	2,408,795
Gross profit	696,381	156,452	4,693	(27,534)	829,992
Selling, general and administrative expenses	116,979	59,181	3,815	(9,097)	170,878
Operating income (loss)	579,402	97,271	878	(18,437)	659,114
Interest expense	25,265	6,964	392	(517)	32,104
Other (income) expense	179,361	(184,416)	(129)	639	(4,545)
Income before income taxes and equity in net income of subsidiaries	374,776	274,723	615	(18,559)	631,555
Income tax expense (benefit)	142,032	98,994	411	(6,589)	234,848
	232,744	175,729	204	(11,970)	396,707
Equity in net income of subsidiaries	175,933	—	—	(175,933)	—
Net income (loss)	$408,677	$175,729	$204	$(187,903)	$396,707

For the Year Ended December 31, 2005	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$2,089,581	$2,090,806	$200,835	$(2,196,356)	$2,184,866
Costs of goods sold	1,630,700	2,070,594	172,511	(2,174,088)	1,699,717
Gross profit	458,881	20,212	28,324	(22,268)	485,149
Selling, general and administrative expenses	75,112	8,394	17,067	(8,599)	91,974
Operating income (loss)	383,769	11,818	11,257	(13,669)	393,175
Interest expense	32,043	—	2,357	(59)	34,341
Other (income) expense	127,537	(129,495)	(14)	180	(1,792)
Income (loss) before income taxes and equity in net income of subsidiaries	224,189	141,313	8,914	(13,790)	360,626
Income tax expense (benefit)	89,263	50,651	3,445	(4,518)	138,841
	134,926	90,662	5,469	(9,272)	221,785
Equity in net income of subsidiaries	96,131	—	—	(96,131)	—
Net income (loss)	$231,057	$90,662	$5,469	$(105,403)	$221,785

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Condensed Consolidating Information (Continued)

For the Year Ended December 31, 2004	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$1,892,647	$2,093,375	$194,415	$(2,035,524)	$2,144,913
Costs of goods sold	1,356,679	2,077,179	172,830	(2,065,265)	1,541,423
Gross profit	535,968	16,196	21,585	29,741	603,490
Selling, general and administrative expenses	74,698	11,684	12,862	(2,663)	96,581
Operating income	461,270	4,512	8,723	32,404	506,909
Interest expense	36,381	1,244	1,605	(323)	38,907
Other (income) expense	119,422	(126,829)	(79)	455	(7,031)
Income (loss) before income taxes and equity in net income of subsidiaries	305,467	130,097	7,197	32,272	475,033
Income tax expense (benefit)	118,361	45,713	2,734	12,911	179,719
	187,106	84,384	4,463	19,361	295,314
Equity in net income of subsidiaries	88,847	—	—	(88,847)	—
Net income (loss)	$275,953	$84,384	$4,463	$(69,486)	$295,314

Condensed Consolidating Statements of Cash Flows (in thousands):

For the Year Ended December 31, 2006	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash provided by (used in) operations	$310,807	$98,054	$(3,909)	$404,952
Net cash used in investing activities	(203,523)	(11,928)	(1,962)	(217,413)
Financing activities:
Issuance of long-term debt	230,132	98,031	1,837	330,000
Repayments of long-term debt	(156,672)	(142,589)	2,030	(297,231)
Purchase of treasury stock	(247,411)	—	—	(247,411)
Other	19,396	(29,090)	652	(9,042)
Net cash provided by (used in) financing activities	(154,555)	(73,648)	4,519	(223,684)
Increase (decrease) in cash and cash equivalents	(47,271)	12,478	(1,352)	(36,145)
Cash and cash equivalents at beginning of year	62,842	132	2,544	65,518
Cash and cash equivalents at end of year	$15,571	$12,610	$1,192	$29,373

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Condensed Consolidating Information (Continued)

For the Year Ended December 31, 2005	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash provided by operations	$373,206	$(52,241)	$(10,209)	$310,756
Net cash used in investing activities	(43,283)	—	(18,758)	(62,041)
Financing activities:
Issuance of long-term debt	262,671	—	6,035	268,706
Repayments of long-term debt	(270,864)	—	(5,646)	(276,510)
Purchase of treasury stock	(186,764)	—	—	(186,764)
Other	(87,831)	51,981	30,887	(4,963)
Net cash provided by (used in) financing activities	(282,788)	51,981	31,276	(199,531)
Increase (decrease) in cash and cash equivalents	47,135	(260)	2,309	49,184
Cash and cash equivalents at beginning of year	15,707	319	308	16,334
Cash and cash equivalents at end of year	$62,842	$59	$2,617	$65,518

For the Year Ended December 31, 2004	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash provided by operations	$188,472	$47,488	$11,959	$247,919
Net cash used in investing activities	(23,855)	(50,573)	(27,563)	(101,991)
Financing activities:
Issuance of long-term debt	120,600	—	67,692	188,292
Repayments of long-term debt	(256,216)	—	(91,271)	(347,487)
Purchase of treasury stock	(55,179)	—	—	(55,179)
Other	(34,283)	14,461	39,172	19,350
Net cash provided by (used in) financing activities	(225,078)	14,461	15,593	(195,024)
Increase (decrease) in cash and cash equivalents	(60,461)	11,376	(11)	(49,096)
Cash and cash equivalents at beginning of year	64,008	496	926	65,430
Cash and cash equivalents at end of year	$3,547	$11,872	$915	$16,334

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006:
Net sales	$665,878	$821,247	$911,862	$839,800
Gross profit	159,487	196,555	244,804	229,146
Operating income	131,112	154,148	198,580	175,274
Net income	76,049	96,869	118,723	105,066
Earnings per share:
Basic	.87	1.00	1.19	1.14
Diluted	.76	.89	1.09	1.03
2005:
Net Sales	$570,706	$545,826	$498,689	$569,645
Gross profit	128,777	111,184	105,232	139,956
Operating income	106,323	91,103	81,851	113,898
Net income	60,777	50,663	45,408	64,937
Earnings per share:
Basic	.64	.57	.53	.75
Diluted	.56	.50	.46	.65

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.  All prior period share data has been adjusted to reflect the company’s two-for-one stock split effective November 2006.

ITEM 9:               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:       CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

(b)          Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Management’s Report on Internal Control Over Financial Reporting, as of December 31, 2006, can be found on page 35 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Ernst & Young LLP, on Internal Control Over Financial Reporting can be found on page 36 of this Form 10-K, each of which is incorporated by referenced into this Item 9A.

ITEM 9B:      OTHER INFORMATION

None.

PART III

ITEM 10:        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to Item 10 with respect to directors is incorporated herein by reference from the section entitled “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11:        EXECUTIVE COMPENSATION

The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled “Information on Directors and Executive Officers” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.  The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

Our stockholders approved the Steel Dynamics, Inc. 2006 Equity Incentive Plan (2006 Plan) at our annual meeting of stockholders held May 18, 2006. The 2006 plan replaced our Amended and Restated 1996 Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan. The replaced plans will continue in effect until all matters relating to the exercise of the existing options have been settled; however, no further options will be issued. Our 2003 Executive Officer Compensation Plan is still in effect. The following table summarizes information about our equity compensation plans at December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,331,453	$21.08	8,252,207
Equity compensation plans not approved by security holders	—	—	—

ITEM 13:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14:        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the section entitled “Principal Accounting Fees and Services” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as a part of this report:

1.                Financial Statements:

See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 8 and described in the Index on page 34 of this Report.

2.                Financial Statement Schedules:

None

(b)          Exhibits:

Exhibit No.
Articles of Incorporation
3.1	a

Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated by reference from Exhibit 3.1a in Registrant’s Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.

3.1	c	Amended Articles of Incorporation of Steel Dynamics, Inc., incorporated by reference from Item 5.01 to our Form 8-K, filed on March 18, 2005.
3.2	a	Amended Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.2a to our Registration Statement on Form S-3, SEC File No. 333-82210, effective February 28, 2002.
3.2	b	Bylaws of Iron Dynamics, Inc., incorporated by reference from Registrant’s 1996 Annual Report on Form 10-K, filed March 31, 1997.
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

4.4	a

First Supplemental Indenture, dated as of September 6, 2002, relating to the Indenture described in Exhibit 4.4, incorporated herein by reference from our Exhibit 4.4a to our 2002 Annual Report on Form 10-K, filed March 28, 2003.

4.4	b

Second Supplemental Indenture, dated as of September 30, 2002, relating to the Indenture described in Exhibit 4.4, incorporated herein by reference from our Exhibit 4.4b to our 2002 Annual Report on Form 10-K, filed March 28, 2003.

4.4	c

Third Supplemental Indenture, dated as of December 31, 2002, relating to the Indenture described in Exhibit 4.4, incorporated herein by reference from our Exhibit 4.4c to our 2002 Annual Report on Form 10-K, filed March 28, 2003.

4.4	d

Fourth Supplemental Indenture, dated as of November 26, 2003, relating to the Indenture described in Exhibit 4.4, incorporated herein by reference from our Exhibit 4.4d to our 2003 Annual Report on Form 10-K, filed March 12, 2004.

4.4	e*	Fifth Supplemental Indenture, dated as of November 26, 2003, relating to the Indenture described in Exhibit 4.4.
4.4	f*	Sixth Supplemental Indenture, dated as of April 17, 2006, relating to the Indenture described in Exhibit 4.4.
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

10.18	†	1994 Incentive Stock Option Plan, incorporated herein by reference from Exhibit 10.18 to Registrant’s Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.
10.19	†	Amended and Restated 1996 Incentive Stock Option Plan, incorporated herein by reference from Exhibit 10.19 to our 2001 Annual Report on Form 10-K, filed March 28, 2002.

10.24	†

2003 Executive Incentive Compensation Plan, approved by stockholders on May 29, 2003, incorporated herein by reference from our Exhibit 10.24 to our 2003 Annual Report on Form 10-K, filed March 12, 2004.

10.25	†	2004 Employee Stock Purchase Plan, approved by stockholders on May 20, 2004, incorporated herein by reference from our Exhibit 10.25 to our 2004 Annual Report on Form 10-K, filed March 4, 2005.
10.40		Non-Employee Director Stock Option Plan, incorporated herein by reference from Exhibit 10.40 to our June 30, 2000 Form 10-Q, filed August 11, 2000.
10.41	†*	2006 Equity Incentive Plan, approved by stockholders on May 18, 2006.
10.50	†*	T. Joe Crawford Employment Agreement
10.51	†*	Timothy R Duke Employment Agreement
Other
12.1	*	Computation of Ratio of Earnings to Fixed Charges
14.1		Code of Ethics for Principal Executive Officers and Senior Financial Officers, incorporate by reference herein from Exhibit 14.1 to our 2002 Annual Report on Form 10-K, filed March 28, 2003.
21.1	*	List of our Subsidiaries
23.1	*	Consent of Ernst & Young LLP.
24.1		Powers of attorney (see signature page on page 65 of this Report).
Executive Officer Certifications
31.1	*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

February 26, 2007

STEEL DYNAMICS, INC.

By:	/s/ KEITH E. BUSSE
Keith E. Busse
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Keith E. Busse and Gary E. Heasley, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2006 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this 2005 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ KEITH E. BUSSE	President & Chief Executive Officer and Director
Keith E. Busse	(Principal Executive Officer)	February 26, 2007
/s/ GARY E. HEASLEY	Vice President & Chief Financial Officer
Gary E. Heasley	(Principal Financial and Accounting Officer)	February 26, 2007
/s/ MARK D. MILLETT	Vice President and Director
Mark D. Millett		February 26, 2007
/s/ RICHARD P. TEETS, JR.	Vice President and Director
Richard P. Teets, Jr.		February 26, 2007
/s/ JOHN C. BATES	Director
John C. Bates		February 26, 2007
/s/ PAUL EDGERLEY	Director
Paul Edgerley		February 26, 2007
/s/ RICHARD J. FREELAND	Director
Richard J. Freeland		February 26, 2007
/s/ DR. JÜRGEN KOLB	Director
Dr. Jürgen Kolb		February 26, 2007
/s/ JOSEPH D. RUFFOLO	Director
Joseph D. Ruffolo		February 26, 2007
/s/ DR. FRANK BYRNE	Director
Dr. Frank Byrne		February 26, 2007
/s/ JAMES C. MARCUCCILLI	Director
James C. Marcuccilli		February 26, 2007