Form 10-Q
period 2007-03-31
STEEL DYNAMICS INC
filed 2007-05-07
CIK 1022671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of April 23, 2007, Registrant had 94,493,520 outstanding shares of Common Stock.

STEEL DYNAMICS, INC.
Table of Contents

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and equivalents	$28,332	$29,373
Accounts receivable, net	383,632	355,011
Accounts receivable-related parties	38,346	53,365
Inventories	626,218	569,317
Deferred taxes	13,611	13,964
Other current assets	10,593	15,167
Total current assets	1,100,732	1,036,197

Property, plant and equipment, net	1,161,914	1,136,703

Restricted cash	6,022	5,702

Intangible assets	11,973	12,226

Goodwill	30,966	30,966

Other assets	29,785	25,223
Total assets	$2,341,392	$2,247,017

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$218,156	$145,938
Accounts payable-related parties	7,316	2,004
Income taxes payable	85,347	30,497
Accrued profit sharing	15,803	46,341
Accrued expenses	79,114	94,024
Current maturities of long-term debt	95,693	80,686
Total current liabilities	501,429	399,490

Long-term debt
Senior unsecured 9½% notes	300,000	300,000
Subordinated convertible 4.0% notes	37,500	37,500
Other long-term debt	16,836	16,920
Unamortized bond premium	3,350	3,772
	357,686	358,192

Deferred taxes	256,128	256,803

Minority interest	1,043	1,424

Stockholders’ equity
Common stock voting, $.005 par value; 200,000,000 shares authorized; 108,082,420 and 107,865,486 shares issued, and 94,510,185 and 96,983,303 shares outstanding, as of March 31, 2007 and December 31, 2006, respectively	538	537
Treasury stock, at cost; 13,572,235 and 10,882,183 shares, at March 31, 2007and December 31, 2006, respectively	(332,019)	(230,472)
Additional paid-in capital	375,887	367,772
Retained earnings	1,180,700	1,093,271
Total stockholders’ equity	1,225,106	1,231,108
Total liabilities and stockholders’ equity	$2,341,392	$2,247,017

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Net sales
Unrelated parties	$824,385	$608,618
Related parties	41,289	57,260
Total net sales	865,674	665,878

Costs of goods sold	649,271	506,391
Gross profit	216,403	159,487

Selling, general and administrative expenses	45,092	28,375
Operating income	171,311	131,112

Interest expense	7,246	8,136
Other (income) expense, net	(715)	(681)
Income before income taxes	164,780	123,657

Income taxes	62,616	47,608

Net income	$102,164	$76,049

Basic earnings per share	$1.06	$.87

Weighted average common shares outstanding	96,316	87,034

Diluted earnings per share, including the effect of assumed conversions	$1.01	$.76

Weighted average common shares and share equivalents outstanding	101,637	100,976

Dividends declared per share	$.15	$.10

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Operating activities:
Net income	$102,164	$76,049

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,265	24,917
Equity-based compensation	2,269	1,413
Deferred income taxes	(321)	128
(Gain) loss on disposal of property, plant and equipment	(6)	46
Minority interest	(381)	239
Changes in certain assets and liabilities:
Accounts receivable	(13,602)	(19,187)
Inventories	(56,901)	17,179
Other assets	(796)	3,020
Accounts payable	77,341	22,063
Income taxes payable	54,850	38,016
Accrued expenses	(45,447)	(26,438)
Net cash provided by operating activities	148,435	137,445

Investing activities:
Purchase of property, plant and equipment	(53,929)	(14,585)
Other investing activities	(223)	(4,700)
Net cash used in investing activities	(54,152)	(19,285)

Financing activities:
Issuance of debt	145,000	—
Repayment of debt	(130,078)	(6,658)
Issuance of common stock (net of expenses) and proceeds and tax benefits from exercise of stock options	7,187	14,340
Issuance (purchase) of treasury stock	(102,886)	8,664
Dividends paid	(14,547)	(4,319)
Net cash provided by (used in) financing activities	(95,324)	12,027

Increase (decrease) in cash and equivalents	(1,041)	130,187
Cash and equivalents at beginning of period	29,373	65,518

Cash and equivalents at end of period	$28,332	$195,705

Supplemental disclosure information:
Cash paid for interest	$16,339	$14,268
Cash paid for federal and state income taxes	$468	$1,176

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Roanoke Electric operating results have been reflected in the company’s financial statements since April 12, 2006.  The following unaudited pro forma information is presented below as if the merger was completed as of January 1, 2006 through March 31, 2006 (in thousands, except per share amounts):

Net sales	$815,110
Net income	82,116
Basic earnings per share	.85
Diluted earnings per share	.75

The information presented above is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the merger been consummated at January 1, 2006, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company.  The pro forma results reflect Roanoke Electric operations for the three-month period ended January 31, 2006, representing the pre merger operations of Roanoke Electric for the first quarter.

Uncertain Tax Positions.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a significant impact on the company’s financial position or results of operations.

As of January 1, 2007, the company had unrecognized tax benefits of $24.0 million including accrued interest and penalties. There has been no significant change in the unrecognized tax benefits during the period ended March 31, 2007. If recognized, the effective tax rate would be affected by the unrecognized tax benefits. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. The company’s January 1, 2007 tax contingencies included $1.7 million of interest and penalties.

The company files U.S. federal income tax returns as well as income tax returns in various state jurisdictions. The company is currently under examination by the Internal Revenue Service (IRS) for calendar years 1997 through 2001 and it expects this audit to be completed by the end of 2007. The company may be subject to examination by the IRS for calendar years 2003 through 2006. The company is currently under examination by the state of Indiana for calendar years 2000 through 2005. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of these audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be from zero to $24.0 million during the next 12 months. For other major state tax jurisdictions, the company is no longer subject to state and local tax examinations by tax authorities for years before 2003.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results.  These financial statements and notes should be read in conjunction with the audited financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2.  Subsequent Events

Elizabethton Herb & Metal.  The company purchased the land, property, plant and equipment and inventory of Elizabethton Herb & Metal, Inc. (Elizabethton) on April 1, 2007.  Elizabethton is comprised of two scrap processing yards located in Elizabethton and Johnson City, Tennessee.  These two yards generally process in excess of 225,000 tons of ferrous scrap annually.  Elizabethton supplied the company’s Roanoke Bar Division with a portion of its steel scrap requirements before the purchase and will continue to do so.  Beginning April 1, 2007, Elizabethton operations will be reflected in the company’s steel scrap and steel scrap substitute operating segment.

Senior Notes Issuance.  On April 3, 2007, the company issued $500 million of 6¾% Senior Notes due 2015 (Notes).  The net proceeds from the Notes were used to redeem the company’s existing $300 million 9½% Senior Unsecured Notes due 2009 (9½% Notes) at a redemption price of 102.375% on May 3, 2007, to repay amounts outstanding under the company’s senior secured revolving credit facility and for general corporate purposes, including funding of capital expenditures.  In connection with the redemption of the 9½% Notes, the company also terminated its underlying $200 million fair-value interest rate swap at an after-tax cost of $2.8 million, which will be recognized as a loss on hedging transactions during the second quarter of 2007.  In addition, the company expects to record additional after-tax expense during the second quarter of approximately $4.2 million related to the redemption premium, the recognition of the remaining unamortized bond premium, the write-off of previously capitalized financing costs, and the additional interest expense incurred while the 9½% Notes remained outstanding during the 30-day redemption-notice period.

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

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three-month periods ended March 31 (in thousands, except per share data):

	Three Months Ended
	2007			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$102,164	96,316	$1.06	$76,049	87,034	$.87
Dilutive stock option effect	—	911		—	867
Subordinated convertible 4.0% notes	214	4,410		665	13,075
Diluted earnings per share	$102,378	101,637	$1.01	$76,714	100,976	$.76

Note 4.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$286,409	$243,770
Supplies	137,063	130,373
Work-in-progress	60,888	54,555
Finished goods	141,858	140,619
Total inventories	$626,218	$569,317

Note 5.  Segment Information

The company has three segments: steel operations, steel fabrication operations and steel scrap and scrap substitute operations.

The company previously had two reporting segments:  steel operations and steel scrap substitute operations.  With the addition of three joist fabrication facilities acquired with the Roanoke Electric merger in April 2006, the company added a third reporting segment:  Steel Fabrication Operations.  With the addition of two steel scrap processing locations pursuant to the merger, the company changed the steel scrap substitute operations segment to steel scrap and scrap substitute operations.

Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, and since the April 2006 merger, also include the Roanoke Bar Division and Steel of West Virginia operations.  These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting and automated rolling mills.

Steel fabrication operations include the company’s five New Millennium Building System’s plants located in Butler, Indiana; Continental, Ohio; Salem, Virginia; Florence, South Carolina; and Lake City, Florida.  Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking.  Prior to the April 2006 merger, the revenues associated with these operations were included in “All Other”, as the operations were below the quantitative thresholds required for reportable segments. Accordingly, the company has reclassified these revenues from prior periods to conform to the current presentation.

The steel scrap and scrap substitute operations include the revenues and expenses associated with the company’s two steel scrap processing locations since the April 2006 merger and from the company’s scrap substitute manufacturing facility, Iron Dynamics.

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

The company’s operations are organized and managed as operating segments.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements.  Refer to the company’s Annual Report on Form10-K for the year ended December 31, 2006, for more information related to the company’s segment reporting.  Inter-segment sales and any related profits are eliminated in consolidation.

The company’s segment results for the three month periods ended March 31 are as follows (in thousands):

		Three Months Ended
		2007	2006

Steel Operations	Net sales
	External	$763,756	$604,955
	Other segments	65,819	28,049
	Operating income	186,820	146,472
	Assets	1,860,267	1,394,886
Steel Fabrication Operations	Net sales
	External	$78,377	$40,850
	Other segments	4,847	21
	Operating income	5,120	3,228
	Assets	187,889	100,365
Steel Scrap and Scrap Substitute Operations	Net sales
	External	$3,181	$—
	Other segments	29,868	11,252
	Operating income (loss)	1,723	(6,565)
	Assets	151,441	135,251
All Other	Net sales
	External	$20,359	$20,073
	Other segments	217	219
	Operating loss	(22,095)	(13,090)
	Assets	405,808	299,982
Eliminations	Net sales
	External	$—	$—
	Other segments	(100,750)	(39,541)
	Operating income (loss)	(257)	1,067
	Assets	(264,013)	(48,865)
Consolidated	Net sales	$865,674	$665,878
	Operating income	171,311	131,112
	Assets	2,341,392	1,881,619
	Net sales to non-US companies	38,662	15,269

Note 6.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $300.0 million of senior notes due March 2009.  Following are condensed consolidating financial statements of the company, including the guarantors.  The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis.  The following condensed consolidating financial statements (presented dollars in thousands) should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Condensed Consolidating Balance Sheets

			Combined	Consolidating	Total
As of March 31, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash	$10,645	$16,674	$1,013	$—	$28,332
Accounts receivable	291,669	296,113	9,393	(175,197)	421,978
Inventories	462,486	163,405	9,169	(8,842)	626,218
Other current assets	23,224	785	240	(45)	24,204
Total current assets	788,024	476,977	19,815	(184,084)	1,100,732
Property, plant and equipment, net	959,293	194,998	7,741	(118)	1,161,914
Other assets	385,442	104,873	400	(411,969)	78,746
Total assets	$2,132,759	$776,848	$27,956	$(596,171)	$2,341,392

Accounts payable	$263,236	$46,995	$6,600	$(6,012)	$310,819
Accrued expenses	65,860	29,083	967	(993)	94,917
Current maturities of long-term debt	95,671	22	8,207	(8,207)	95,693
Total current liabilities	424,767	76,100	15,774	(15,212)	501,429
Other liabilities	144,903	180,469	3,489	(72,733)	256,128
Long-term debt	357,548	137	2,881	(2,880)	357,686
Minority interest	(176)	—	—	1,219	1,043

Common stock	538	19,753	7,746	(27,499)	538
Treasury stock	(332,019)	(818)	—	818	(332,019)
Additional paid in capital	375,887	117,753	—	(117,753)	375,887
Retained earnings	1,161,311	383,454	(1,934)	(362,131)	1,180,700
Total stockholders’ equity	1,205,717	520,142	5,812	(506,565)	1,225,106
Total liabilities and stockholders’ equity	$2,132,759	$776,848	$27,956	$(596,171)	$2,341,392

			Combined	Consolidating	Total
As of December 31, 2006	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash	$15,571	$12,610	$1,192	$—	$29,373
Accounts receivable	291,521	282,152	5,425	(170,722)	408,376
Inventories	419,519	148,958	11,336	(10,496)	569,317
Other current assets	28,041	877	263	(50)	29,131
Total current assets	754,652	444,597	18,216	(181,268)	1,036,197
Property, plant and equipment, net	947,745	181,999	7,076	(117)	1,136,703
Other assets	164,955	114,612	398	(205,848)	74,117
Total assets	$1,867,352	$741,208	$25,690	$(387,233)	$2,247,017

Accounts payable	$142,593	$37,952	$4,490	$(6,596)	$178,439
Accrued expenses	108,453	28,927	935	2,050	140,365
Current maturities of long-term debt	80,665	22	7,907	(7,908)	80,686
Total current liabilities	331,711	66,901	13,332	(12,454)	399,490
Other liabilities	(31,435)	360,422	3,498	(75,682)	256,803
Long-term debt	358,049	143	1,837	(1,837)	358,192
Minority interest	(98)	—	—	1,522	1,424

Common stock	537	10,745	7,946	(18,691)	537
Treasury stock	(230,472)	—	—	—	(230,472)
Additional paid in capital	367,772	116,868	—	(116,868)	367,772
Retained earnings	1,071,288	186,129	(923)	(163,223)	1,093,271
Total stockholders’ equity	1,209,125	313,742	7,023	(298,782)	1,231,108
Total liabilities and stockholders’ equity	$1,867,352	$741,208	$25,690	$(387,233)	$2,247,017

Condensed Consolidating Statements of Income

For the three months ended, March 31, 2007	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$660,910	$883,753	$20,576	$(699,565)	$865,674
Costs of goods sold	498,122	826,466	19,671	(694,988)	649,271
Gross profit	162,788	57,287	905	(4,577)	216,403
Selling, general and administrative	31,272	15,099	1,218	(2,497)	45,092
Operating income (loss)	131,516	42,188	(313)	(2,080)	171,311
Interest expense	5,231	1,984	160	(129)	7,246
Other (income) expense, net	46,684	(47,543)	(16)	160	(715)
Income (loss) before income taxes and equity in net income of subsidiaries	79,601	87,747	(457)	(2,111)	164,780
Income taxes	30,134	31,593	(39)	928	62,616
	49,467	56,154	(418)	(3,039)	102,164
Equity in net income of subsidiaries	55,736	—	—	(55,736)	—
Net income (loss)	$105,203	$56,154	$(418)	$(58,775)	$102,164

For the three months ended, March 31, 2006	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$632,968	$673,875	$20,291	$(661,256)	$665,878
Costs of goods sold	483,577	660,031	18,643	(655,860)	506,391
Gross profit	149,391	13,844	1,648	(5,396)	159,487
Selling, general and administrative	23,342	6,638	877	(2,482)	28,375
Operating income (loss)	126,049	7,206	771	(2,914)	131,112
Interest expense	7,596	541	86	(87)	8,136
Other (income) expense, net	38,167	(38,943)	(22)	117	(681)
Income (loss) before income taxes and equity in net income of subsidiaries	80,286	45,608	707	(2,944)	123,657
Income taxes	32,578	16,430	288	(1,688)	47,608
	47,708	29,178	419	(1,256)	76,049
Equity in net income of subsidiaries	29,597	—	—	(29,597)	—
Net income (loss)	$77,305	$29,178	$419	$(30,853)	$76,049

Condensed Consolidating Statements of Cash Flow

For the three months ended, March 31, 2007	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash provided by operations	$67,369	$80,887	$179	$148,435
Net cash used in investing activities	(36,527)	(16,716)	(909)	(54,152)
Net cash provided by (used in) in financing activities	(35,768)	(60,107)	551	(95,324)
Increase (decrease) in cash and equivalents	(4,926)	4,064	(179)	(1,041)
Cash and equivalents at beginning of year	15,571	12,610	1,192	29,373
Cash and equivalents at end of period	$10,645	$16,674	$1,013	$28,332

For the three months ended, March 31, 2006	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash provided by (used in) operations	$109,832	$27,686	$(73)	$137,445
Net cash used in investing activities	(18,544)	(252)	(489)	(19,285)
Net cash provided by (used in) in financing activities	38,769	(27,385)	643	12,027
Increase in cash and equivalents	130,057	49	81	130,187
Cash and equivalents at beginning of year	62,842	132	2,544	65,518
Cash and equivalents at end of period	$192,899	$181	$2,625	$195,705

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

In addition, we refer you to the sections denominated Special Note Regarding Forward-Looking Statement and Risk Factors in our Annual report on Form 10-K for the year ended December 31, 2006, as well as, in other reports which we from time to time file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated.  These reports are available publicly on the SEC Web site, www.sec.gov, and on our web site, www.steeldynamics.com.  Forward-looking or predictive statements we make are based on our knowledge of our businesses and the environment in which they operate as of the date on which the statements were made.  Due to these risks and uncertainties, as well as matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report.  We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Income Statement Classifications

Net Sales.   Net sales from steel operations are a factor of net tons shipped, product mix and related pricing.  Net sales from steel fabrication are recognized from construction contracts utilizing a percentage-of-completion method, which is based on the percentage of steel consumed to-date as compared to the estimated total steel required for each contract.  Steel fabrication revenues accounted for approximately 9% and 6% of our total net sales for the three months ended March 31, 2007 and 2006, respectively.  Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales.  We charge premium prices for certain grades of steel, product dimensions, or certain smaller volumes, and for value-added processing or coating of steel products. We also charge marginally higher prices for our value-added products.  These products include hot rolled and cold rolled galvanized products, cold rolled products, and painted products from our Flat Roll Division; certain special-bar-quality products from our Engineered Bar Products Division; and certain industrial truck and trailer products from our Steel of West Virginia operations.

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

Selling, General and Administrative Expenses (SG&A).   Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include labor and benefits, professional services, financing cost amortization, property taxes, and profit-sharing expense.

Interest Expense.   Interest expense consists of interest associated with our senior credit facilities and other debt (as described in the notes to our financial statements as set forth in our 2006 Annual Report on Form 10-K) net of capitalized interest costs that are related to construction expenditures during the construction period of material capital projects.

Other (Income) Expense.   Other income consists of interest income earned on our cash balances and any other non-operating income activity. Other expense consists of any non-operating costs.

Elizabethton Herb & Metal

We purchased the land, property, plant and equipment and inventory of Elizabethton Herb & Metal, Inc. (Elizabethton) on April 1, 2007.  Elizabethton is comprised of two scrap processing yards located in Elizabethton and Johnson City, Tennessee.  These two yards generally process in excess of 225,000 tons of ferrous scrap annually.  Elizabethton supplied our Roanoke Bar Division with a portion of its steel scrap requirements before the purchase and will continue to do so.  Beginning April 1, 2007, Elizabethton operations will be reflected in our steel scrap and steel scrap substitute operating segment.

Due to the fact that the Roanoke Electric merger was effective April 11, 2006, the results of these operations are not reflected in our first quarter 2006 results.

First Quarter Operating Results 2007 vs. 2006

Net income was $102.2 million or $1.01 per diluted share during the first quarter of 2007, compared with $76.0 million or $.76 per diluted share during the first quarter of 2006.  Our gross margin percentage was 25% during the first quarter of 2007, as compared to 24% for the first quarter of 2006 and as compared to 27% on a linked-quarter basis.  Our first quarter 2007 average consolidated selling price per ton shipped decreased $31 per ton when compared to the fourth quarter of 2006, and at the same time costs associated with our metallic raw materials on a comparative basis increased $15 per net ton consumed.  These circumstances resulted in a decreased gross margin; however, the decrease in our operating profit per ton was somewhat offset by a reduction in our SG&A costs due to a special bonus that was paid to employees in the fourth quarter of 2006 and also due to cost compression experienced through increased production volumes in the first quarter.

Gross Profit.   When comparing the first quarter of 2007 with the first quarter of 2006, our net sales increased $199.8 million, or 30%, to $865.7 million, while our consolidated shipments increased 200,000 tons, or 19%, to 1.3 million tons. The increase in shipments was due to increased shipments of 37,000 tons at our Structural and Rail Division, 17,000 tons at our Engineered Bar Products Division and to the inclusion of 245,000 tons from our two Roanoke Electric steelmaking divisions.

As depicted by the following graph, our first quarter 2007 average consolidated selling price per ton shipped increased $58 compared with the first quarter of 2006.  During the first three months of 2007, the volume of steel products imported into the Unites States decreased for certain products.  We believe import volumes could remain at lower levels in the short term as a result of stronger global demand; however, import activity is difficult to forecast.  Continued strength within the non-residential construction market has resulted in sustained strong demand for structural steel and building fabrication products.  Currently, we anticipate a modest increase in our second quarter average pricing; however, we believe this increase in pricing may be partially offset by an expected increase in our steel scrap costs consumed early in the second quarter, thus resulting in only a slight increase in our gross margin during the second quarter.

Generally, we incur higher production costs when manufacturing value-added products such as cold rolled, galvanized, and painted flat roll steels; and special-bar-quality steels.  The following charts depict our steel and fabrication operations product-mix by major product category for the three-month periods ended March 31, 2007 and 2006, based on tons shipped from these operations.

		2006	2007
Flat Rolled:	Hot Band	26%	27%
	Pickled & Oiled	4	5
	Cold Rolled	6	4
	Cold Rolled Galvanized	13	11
	Hot Rolled Galvanized	11	10
	Painted	5	5
Structural:	Wide Flange Beams, H-Piling and Specialty	20	21
Bar:	SBQ and Merchant Shapes	9	9
Fabrication:	Joists, Girders and Decking	3	4
Other		3	4
		100%	100%

Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost.  Our metallic raw material cost per net ton consumed increased $3 during the first quarter of 2007 as compared to the first quarter of 2006 and increased $15 on a linked-quarter basis. During the first quarter of 2007 and 2006, respectively, our metallic raw material costs represented 53% and 55% of our total manufacturing costs.  Historically our metallic raw material costs represented between 45% and 50% of our total manufacturing costs; however, this percentage increased to as high as 65% in 2004, when the industry encountered historically high steel scrap prices.  We anticipate our cost of steel scrap consumed to increase in the second quarter even though the cost to purchase scrap is expected to decline mid second quarter as we will be consuming scrap that was purchased at higher prices earlier in the year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $45.1 million during the first quarter of 2007, as compared to $28.4 million during the same period in 2006, an increase of $16.7 million, or 59%.  During the first quarter of 2007 and 2006 our selling, general and administrative expenses represented 5% and 4% of our total net sales, respectively.

We recorded expense of $13.6 million and $7.9 million during the first quarter of 2007 and 2006, respectively, related to our Steel Dynamics performance-based profit sharing plan allocation, which is currently calculated as 8% of pretax earnings.  Our board of directors approved an increase from 6% to the current 8% in the profit sharing rate effective August 1, 2006, in recognition of the additional plan participants added as a result of the April 2006 Roanoke Electric merger.

Interest Expense.  During the first quarter of 2007, gross interest expense increased $239,000, or 3%, to $8.6 million and capitalized interest increased $1.1 million to $1.4 million, when compared to the same period in 2006.  The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our Flat Roll and Structural and Rail divisions.  We currently anticipate gross interest expense to remain consistent throughout the remainder of this year.

Other (Income) Expense.  Other income was $715,000 during the first quarter of 2007, as compared to $681,000 during the same period in 2006.  During 2007 and 2006, other income was principally composed of certain non-operating revenues recognized at several of the Roanoke Electric subsidiaries.

Income Taxes.  During the first quarter of 2007, our income tax provision was $62.6 million, as compared to $47.6 million during the same period in 2006.  Our effective income tax rate was 38.0% and 38.5% during the first quarters of 2007 and 2006, respectively.  We decreased our estimated annual effective tax rate to reflect, among other things, the recognition of research and development tax credits and the reduction in our expected state tax rate due to the Roanoke Electric merger.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a significant impact on our financial position or results of operations.  As of January 1, 2007, we had unrecognized tax benefits of $24.0 million including accrued interest and penalties. There has been no significant change in the unrecognized tax benefits during the period ended March 31, 2007. If recognized, the effective tax rate would be affected by the unrecognized tax benefits. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. Our January 1, 2007 tax contingencies include $1.7 million of interest and penalties.

We file U.S. federal income tax returns as well as income tax returns in various state jurisdictions. We are currently under examination by the Internal Revenue Service (IRS) for calendar years 1997 through 2001 and we expect this audit to be completed by the end of 2007. We may be subject to examination by the IRS for calendar years 2003 through 2006. We are currently under examination by Indiana for calendar years 2000 through 2005. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of these audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be from zero to $24.0 million during the next 12 months. For other major state tax jurisdictions, we are no longer subject to U.S. federal, state and local tax examinations by tax authorities for years before 2003.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity offerings, long-term borrowings, and state and local grants.

Working Capital.  During the first three months of 2007, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals decreased $16.4 million to $642.5 million compared to December 31, 2006.  Trade receivables increased $13.6 million, or 3%, during the first three months of 2007 to $422.0 million, of which approximately 97%, were current or less than 60 days past due.  Our largest customer is an affiliated company, Heidtman Steel, which represented 9% and 13% of our outstanding trade receivables at March 31, 2007 and December 31, 2006, respectively.  During the first three months of 2007 our inventories increased $56.9 million, or 10%, to $626.2 million.  Raw materials, primarily steel scrap inventories, generally increased during the first three months of 2007 for all of our steelmaking divisions.  Our trade payables and general accruals increased $70.4 million, or 30%, during the first three months of 2007.

Capital Expenditures.  During the first three months of 2007, we invested $53.9 million in property, plant and equipment, of which $35.2 million, or 65%, related to the construction of a second rolling mill at our Structural and Rail Division; and the continued reconfiguration of the three joist plants acquired in April 2006.  The remaining capital expenditures represented improvement projects at our other facilities.  We believe these capital investments will increase our net sales and related cash flows as each project develops.

Capital Resources and Long—term Debt.   During the first three months of 2007, our total outstanding debt, including unamortized bond premium, increased $14.5 million to $453.4 million.  Our long-term debt to capitalization ratio, representing our long-term debt divided by the sum of our long-term debt and our total stockholders’ equity, was 27% and 26% at March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, there were outstanding borrowings of $95 million under our $350 million senior secured revolving credit facility.  The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiaries receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries.  The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities.  Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement.  We were in compliance with these covenants at March 31, 2007, and expect to remain in compliance during the next twelve months.

On April 3, 2007, we issued $500 million of 6¾% Senior Notes due 2015 (Notes).  The net proceeds from the Notes were used to redeem our existing $300 million 9½% Senior Unsecured Notes due 2009 (9½% Notes) at a redemption price of 102.375% on May 3, 2007, to repay amounts outstanding under our senior secured revolving credit facility and for general corporate purposes, including funding of capital expenditures.  In connection with the redemption of the 9½% Notes, we also terminated our underlying $200 million fair-value interest rate swap at an after-tax cost of $2.8 million, which will be recognized as a loss on hedging transactions during the second quarter of 2007.  In addition, we expect to record additional after-tax expense during the second quarter of approximately $4.2 million related to the redemption premium, the recognition of the remaining unamortized bond premium, the write-off of previously capitalized financing costs, and the additional interest expense incurred while the 9½% Notes remained outstanding during the 30-day redemption-notice period.

Common Stock Purchases.  During the three months ended March 31, 2007, we purchased 2.8 million shares of our common stock in open market trades at an average purchase price of $37.37.  These purchases were made pursuant to programs authorized by our board of directors and as of March 31, 2007, 2.8 million shares remain authorized and available for purchase.

Cash Dividends.  During the first quarter of 2007, our board of directors approved a $.10 per common share regular quarterly cash dividend and the continuation of a special dividend of $.05 per common share to be distributed in addition to the company’s regular quarterly cash dividend.  The combined $.15 per common share dividend was payable to shareholders of record at the close of business on March 31, 2007 and was paid on April 13, 2007.  We anticipate continuing comparable quarterly cash dividends throughout 2007.  The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.  In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.  In the normal course of business we are exposed to interest rate changes.  Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our borrowings.  We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage.  A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions.  At March 31, 2007, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

On April 3, 2007, we issued $500 million of 6¾% Senior Notes due 2015 (Notes).  A portion of the net proceeds from the Notes were used to redeem our existing $300 million 9½% Senior Unsecured Notes due 2009 (9½% Notes) at a redemption price of 102.375% on May 3, 2007.  In connection with the redemption of the 9½% Notes, we also terminated our underlying $200 million fair-value interest rate swap at an after-tax cost of $2.8 million, which will be recognized as a loss on hedging transactions during the second quarter of 2007.

Commodity Risk.  In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys.  Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.  Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities.  Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to two years for physical commodity requirements and for up to 15 years for commodity transportation requirements..  Historically, we have fully utilized all such “take or pay” requirements and we believe that our future production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.  At March 31, 2007, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as we use that term and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings required to be described in this report.

ITEM 1A.  RISK FACTORS.

Our profitability is subject to the risks described under this section on Risk Factors described below.  Although the following are not necessarily the only ones facing our company, our business, financial condition or results of operations could be materially adversely affected by any of the following risks:.

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

A significant factor in the worldwide strengthening of steel pricing over the past several years has been the explosive growth in Chinese steel consumption, which had until recently vastly outpaced that country’s capacity to produce steel in sufficient quantity to serve its internal demand, particularly during 2004. The shortage of Chinese domestic steel supply resulted not only in heightened Chinese demand for imported steel and other raw materials, with a consequent upward spiral in worldwide steel pricing, but also led to a rapid and significant expansion of steel production capacity in China.  That, in addition to the existence of a large amount of outdated, inefficient and government subsidized production capacity, has resulted in a situation in which China’s steel producing capacity currently exceeds that country’s demand for certain steel products.  A combination of a slowdown in China’s economic growth rate and its consumption of steel, coupled with its own expansion of steelmaking capacity, has caused a reduction in and could result in a substantial weakening of both domestic and global steel demand and steel pricing.  Should Chinese steelmaking capacity further increase or its demand weaken, China might not only become a net exporter of steel but many Asian and European steel producers whose steel output currently feeds China’s steel import needs could find their way into the U.S. market, through increased steel imports, thus causing an erosion of margins and a reduction in pricing.  In fact, in February 2007, the United States initiated legal action against China before the World Trade Organization, alleging that Chinese government subsidies and tax laws give Chinese steel mills and unfair advantage, and the European Confederation of Iron and Steel Industries is preparing to petition the European Union Commission to take anti-dumping action against Chinese imports.

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

The price of steel may fluctuate significantly due to many factors beyond our control. This fluctuation directly affects our product mix, production volumes and our sales and earnings. The steel industry is highly cyclical and the sale of our products is directly affected by demand for our products in other highly cyclical industries, such as the automotive, oil and gas, gas transmission, residential and commercial/industrial construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries.  Currently, the domestic automotive industry, which is a major consumer of new steel and a major generator of steel scrap, is suffering from a substantial downturn, and continued economic difficulties, stagnant economies, supply/demand imbalances and currency fluctuations in the United States or globally could further decrease the demand for our products or increase the amount of imports of steel into the United States, which would decrease our sales, margins and profitability. We are also particularly sensitive to trends and events, including strikes and labor unrest that may adversely impact these industries. These industries are significant markets for our products and are themselves highly cyclical.

Risks Relating to our Business

We may encounter supply shortages and increases in the cost of raw materials, energy and transportation.

Steel production requires substantial amounts of raw materials and energy, including steel scrap, pig iron, iron ore fines, natural gas, coal and other alloys or materials used in the process of making steel.  Any prolonged interruption in the supply of raw materials or energy, or substantial increases in their costs, could adversely affect our business, financial condition, results of operations or prospects.  The [availability and] prices of raw materials have substantially increased over the past several years and may also continue to increase.  The availability and prices of raw materials may be negatively affected by new laws or regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation.

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

Our senior secured credit agreement contains, and any future financing agreements may contain, restrictive covenants that may limit our flexibility.

Restrictions and covenants in our existing debt agreements, including our senior secured credit agreement and any future financing agreements, may impair our ability to finance future operations or capital needs or to engage in other business activities. Specifically, these agreements restrict our ability to:

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

A breach of any of the restrictions or covenants could cause a default under our senior secured credit agreement, other debt or certain of our notes. A significant portion of our indebtedness then may become immediately due and payable.

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

We may be unable to pass on increases in the cost of scrap and other raw materials to our customers which would reduce our earnings.

If we are unable to pass on higher scrap and other raw material costs to our customers we will be less profitable.  We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in scrap and other raw material prices.  Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines.  The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation.  The prices for scrap have varied significantly, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel.  Moreover, some of our integrated steel producer competitors are not as dependant as we are on scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, give them a raw material cost advantage over mini-mills.  In addition, our operations require substantial amounts of other raw materials, including various types of pig iron, alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions.

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

The success of any future acquisition will depend substantially on our ability to integrate the acquired operations successfully with our existing operations in an efficient and effective manner.  If we are unable to integrate new operations successfully, our financial results could suffer.  Additional risks associated with acquisitions include the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the potential assumption of unknown liabilities, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience.  [Status of Roanoke?]

Environmental regulation imposes substantial costs and limitations on our operations.

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

While we and certain other joint venture partners built and operated a successful small scale pilot project in Minnesota using Kobe Steel’s proprietary ITmK3’s iron-making process to produce a cost effective iron nugget product, we have no assurance that the full scale commercial plant we are now contemplating, in which we would likely be the dominant investor and owner, will be successful.  Although, we believe that a full scale commercial plant should be capable of consistently producing high-quality iron nuggets in sufficient quantities and at a cost that will compare favorably with the cost of scrap and scrap substitute products, including pig iron, there can be no assurance that these expectations can be achieved.  If we proceed with this project, which could entail an investment in excess of [$200] million, and if we thereafter encounter cost overruns, construction delays or systems or process difficulties during or after start-up, the anticipated capital costs could materially increase, the expected operating cost benefits from the development of this iron nugget product could be diminished or lost, and we could also lose our investment in the project.

Risks Related to ownership of our common stock

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

Risks Related to our 6¾% Senior Notes due 2015 (Notes)

We may not have sufficient cash flow to make payments on the Notes and our other debt.

Our ability to pay principal and interest on the Notes and our other debt and to fund our planned capital expenditures depends on our future operating performance.  Our future operating performance is subject to a number of risks and uncertainties that are often beyond our control, including general economic conditions and financial, competitive, regulatory and environmental factors.  For a discussion of some of these risks and uncertainties, please see Risk Factors—Risks Related to Our Business and —Risks Related to Our Industry.  Consequently, we cannot assure you that we will have sufficient cash flow to meet our liquidity needs, including making payments on our indebtedness.

If our cash flow and capital resources are insufficient to allow us to make scheduled payments on the Notes or our other debt, we may have to sell assets, seek additional capital or restructure or refinance our debt.  We cannot assure you that the terms of our debt will allow for these alternative measures or that such measures would satisfy our scheduled debt service obligations.

If we cannot make scheduled payments on our debt:

•                       our debtholders could declare all outstanding principal and interest to be due and payable;

•                       the lenders under our senior secured credit agreement could terminate their commitments and commence foreclosure proceedings against our assets;

•                       we could be forced into bankruptcy or liquidation; and

•                       you could lose all or part of your investment in the Notes.

The rights of the holders of our Notes to receive payments on the Notes are effectively subordinated to the rights of our and the guarantors’ existing and future secured creditors.  Further, the rights of the holders of our Notes to receive payments on the Notes is effectively subordinated to all our non-guarantor subsidiaries’ existing and future indebtedness.

Our obligations under the Notes are unsecured.  Holders of our secured indebtedness, including indebtedness under our senior secured credit agreement, and the secured indebtedness of the guarantors will have claims that are before any claims which the holders of the Notes may have to the extent of the value of the assets securing that other indebtedness.  In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding up, liquidation, reorganization, or other bankruptcy proceeding, holders of our secured indebtedness will have a prior claim to those of our assets that constitute their collateral.  Holders of the Notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the Notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets.  In any of the foregoing events, we cannot assure the holders of our Notes or others that there will be sufficient assets to pay amounts due on the Notes.  As a result, holders of the Notes may receive less, ratably, than holders of secured indebtedness.

Additionally, some but not all of our subsidiaries will guarantee the Notes.  In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.

Despite our level of indebtedness, we may still incur significantly more debt, which could further increase the risks described above.

The terms of our senior secured credit agreement limit but do not prohibit us or our subsidiaries from incurring additional indebtedness in the future.  The terms of the Notes do not limit our ability to incur unsecured indebtedness.  If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify, and we may not be able to meet all our debt obligations, including repayment of the Notes, in whole or in part.  Subject to certain limitations, any additional debt could also be secured or incurred by our non-guarantor subsidiaries which could increase the risks described above.

We may be prohibited from repurchasing, and may be unable to repurchase, the Notes upon a change of control, which would cause defaults under the indenture for the Notes or possibly any of our debt or financing agreements that may be in effect at the time of the change  in control.

If we experience a change of control, as that term is defined in the indenture governing the Notes, we will be required to make an offer to repurchase all of the Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.  We cannot assure the holders of our Notes and others that we will have sufficient funds or be able to arrange for additional financing to repurchase the Notes following such a change of control.  In addition, we can not assure the holders of our Notes and others that a repurchase of the Notes following such a change in control would be permitted pursuant to any of our debt or financing agreements that would be in effect at the time of such change in control, which would cause our other indebtedness to be accelerated.  If such debt were to be accelerated, we may not have sufficient funds to repurchase the Notes and repay the debt.

Fraudulent conveyance laws could void the guarantees of the Notes.

Under U.S. bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee either (i) intended to hinder, delay or defraud any present or future creditor; or (ii) received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and (a) was insolvent or rendered insolvent by reason of the incurrence of the guarantee; (b) was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.  Moreover, any payments made by a guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the of the creditors of the subsidiary guarantor.  To the extent that any guarantee is voided as a fraudulent conveyance, the claims of holders of the Notes with respect to such guarantee would be materially adversely affected.

In addition, a legal challenge of a guarantee on fraudulent conveyance grounds will focus on, among other things, the benefits, if any, realized by the relevant guarantor as a result of the issuance of the Notes.  The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the governing law.  Generally, however, a guarantor would be considered insolvent if:

•                       the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets; or

•                       if the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•                       it could not pay its debts as they become due.

On the basis of historical financial information, recent operating history and other factors, we believe that the guarantees are being incurred for proper purposes and in good faith and that each guarantor, after giving effect to its guarantee of the Notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature.  There can be no assurance, however, as to what standard a court would apply in making such determinations or that a court would agree with our conclusions in this regard.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table indicates shares repurchased pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2007.

				Total Share Still
				Available For
Period	Total Shares	Average Price	Total Program	Purchase
2007	Purchased	Paid Per Share	Shares Purchased	Under the Program
January 3 to 24	110,000	$32.61	110,000	5,490,000
February 9 to 28	225,000	37.73	225,000	5,265,000
March 1 to 14	2,417,944	37.56	2,417,944	2,847,056

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

May 7, 2007

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer