Form 10-Q
period 2007-06-30
STEEL DYNAMICS INC
filed 2007-08-08
CIK 1022671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, Registrant had 90,669,612 outstanding shares of Common Stock.

STEEL DYNAMICS, INC.
Table of Contents

PART I.  Financial Information

STEEL DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and equivalents	$12,212	$29,373
Accounts receivable, net	399,699	355,011
Accounts receivable-related parties	42,425	53,365
Inventories	726,236	569,317
Deferred taxes	14,488	13,964
Other current assets	31,493	15,167
Total current assets	1,226,553	1,036,197

Property, plant and equipment, net	1,249,178	1,136,703

Restricted cash	6,592	5,702

Intangible assets	14,110	12,226

Goodwill	48,490	30,966

Other assets	30,963	25,223
Total assets	$2,575,886	$2,247,017

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$212,239	$145,938
Accounts payable-related parties	6,079	2,004
Income taxes payable	26,365	30,497
Accrued profit sharing	27,619	46,341
Accrued expenses	92,401	94,024
Senior secured revolving credit facility	215,000	80,000
Current maturities of long-term debt	699	686
Total current liabilities	580,402	399,490

Long-term debt
9 1/2% senior unsecured notes	—	300,000
6 3/4% senior unsecured notes	500,000	—
Subordinated convertible 4.0% notes	37,500	37,500
Other long-term debt	16,750	16,920
Unamortized bond premium	—	3,772
	554,250	358,192

Deferred taxes	256,210	256,803

Minority interest	869	1,424

Stockholders’ equity
Common stock voting, $.005 par value; 200,000,000 shares authorized; 108,408,426 and 107,865,486 shares issued, and 91,923,320 and 96,983,303 shares outstanding, as of June 30, 2007 and December 31, 2006, respectively	540	537
Treasury stock, at cost; 16,485,106 and 10,882,183 shares, at June 30, 2007and December 31, 2006, respectively	(464,405)	(230,472)
Additional paid-in capital	386,935	367,772
Retained earnings	1,261,085	1,093,271
Total stockholders’ equity	1,184,155	1,231,108
Total liabilities and stockholders’ equity	$2,575,886	$2,247,017

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales
Unrelated parties	$850,443	$758,186	$1,675,037	$1,366,804
Related parties	60,805	63,061	101,885	120,321
Total net sales	911,248	821,247	1,776,922	1,487,125

Costs of goods sold	694,666	624,692	1,343,937	1,131,083
Gross profit	216,582	196,555	432,985	356,042

Selling, general and administrative expenses	48,922	42,407	94,015	70,782
Operating income	167,660	154,148	338,970	285,260

Interest expense	7,198	8,025	14,444	16,161
Other (income) expense, net	11,523	(1,275)	10,807	(1,956)
Income before income taxes	148,939	147,398	313,719	271,055

Income taxes	54,997	50,529	117,613	98,137

Net income	$93,942	$96,869	$196,106	$172,918

Basic earnings per share	$1.01	$1.00	$2.07	$1.88

Weighted average common shares outstanding	93,429	96,461	94,873	91,747

Diluted earnings per share, including effect of assumed conversions	$.95	$.89	$1.96	$1.65
Weighted average common shares and share equivalents outstanding	98,781	110,037	100,209	105,507

Dividends declared per share	$.15	$.10	$.30	$.20

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Operating activities:
Net income	$93,942	$96,869	$196,106	$172,918

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,978	32,181	62,244	56,676
Unamortized bond premium	(3,350)	422	(3,350)	844
Equity-based compensation	2,132	1,744	4,401	3,157
Deferred income taxes	(796)	(5,862)	(1,118)	(5,734)
(Gain) loss on disposal of property, plant and equipment	86	(58)	80	(11)
Minority interest	(173)	389	(555)	628
Changes in certain assets and liabilities:
Accounts receivable	(20,146)	(10,797)	(33,748)	(29,984)
Inventories	(96,824)	(30,993)	(153,726)	(13,814)
Other assets	(17,703)	(11,166)	(18,499)	(8,148)
Accounts payable	(6,532)	(29,446)	70,810	(7,383)
Income taxes payable	(58,982)	(30,852)	(4,132)	7,163
Accrued expenses	25,101	11,417	(20,345)	(15,019)
Net cash provided by (used in) operating activities	(50,267)	23,848	98,168	161,293

Investing activities:
Purchase of property, plant and equipment	(101,981)	(34,123)	(155,910)	(48,708)
Acquisition of business, net of cash acquired	(38,219)	(89,106)	(38,219)	(89,106)
Maturities of short-term investments	—	4,700	—	14,075
Purchases of short-term investments	—	—	—	(14,075)
Other investing activities	61	241	(162)	241
Net cash used in investing activities	(140,139)	(118,288)	(194,291)	(137,573)

Financing activities:
Issuance of long-term debt	852,000	—	997,000	—
Repayment of long-term debt	(532,079)	(45,488)	(662,157)	(47,146)
Issuance of common stock (net of expenses) and proceeds and tax benefits from exercise of stock options	8,960	6,790	16,146	24,199
Issuance (purchase) of treasury stock	(132,429)	193	(235,314)	788
Dividends paid	(14,178)	(8,812)	(28,725)	(13,131)
Debt issuance costs	(7,988)	—	(7,988)	—
Net cash provided by (used in) financing activities	174,286	(47,317)	78,962	(35,290)

Decrease in cash and equivalents	(16,120)	(141,757)	(17,161)	(11,570)
Cash and equivalents at beginning of period	28,332	195,705	29,373	65,518

Cash and equivalents at end of period	$12,212	$53,948	$12,212	$53,948

Supplemental disclosure information:
Cash paid for interest	$2,019	$2,171	$18,358	$16,439
Cash paid for federal and state income taxes	$131,817	$94,365	$132,285	$95,541

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

The company has three reporting segments:  steel, steel fabrication, and steel scrap and scrap substitute operations.  Steel operations are comprised of the company’s five steelmaking mini-mills; steel fabrication operations are comprised of the company’s five joist and deck manufacturing plants; and steel scrap and scrap substitute operations are comprised of the company’s various scrap collection and processing sites.

Roanoke Electric Steel Corporation (Roanoke Electric) operating results have been reflected in the company’s financial statements since April 12, 2006, the effective date of the merger.  The following unaudited pro forma information is presented below as if the merger was completed as of January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Net sales	$821,247	$1,636,357
Net income	100,187	181,819
Basic earnings per share	1.03	1.88
Diluted earnings per share	.91	1.66

The information presented above is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the merger been consummated at January 1, 2006, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company.  The three-month pro forma results reflect Roanoke Electric operations for the period between the effective date of the merger and June 30, 2006, and the six-month pro forma results reflect Roanoke Electric operations for that same period in addition to operations for the three-month period ended January 31, 2006.

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

As of January 1, 2007, the company had unrecognized tax benefits of $24.0 million including accrued interest and penalties. There has been no significant change in the unrecognized tax benefits during the six months ended June 30, 2007. If recognized, the effective tax rate would be affected by the unrecognized tax benefits. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. The company’s January 1, 2007 tax contingencies included $1.7 million of interest and penalties.

The company files U.S. federal income tax returns as well as income tax returns in various state jurisdictions. The company is currently under examination by the Internal Revenue Service (IRS) for calendar years 1997 through 2001 and it expects this audit to be completed by the end of 2007. The company may be subject to examination by the IRS for calendar years 2003 through 2006. The company is currently under examination by the state of Indiana for calendar years 2000 through 2005. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of these audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be from zero to $24.0 million during the next twelve months. For other major state tax jurisdictions, the company is no longer subject to state and local tax examinations by tax authorities for years before 2003.

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

Note 2.  Elizabethton Herb & Metal

The company purchased the property, plant and equipment and the inventory of Elizabethton Herb & Metal, Inc. (Elizabethton) on April 1, 2007.  Elizabethton consists of two scrap processing yards located in Elizabethton and Johnson City, Tennessee.  The two yards process approximately 225,000 tons of ferrous scrap annually.  Elizabethton supplied the company’s Roanoke Bar Division with a portion of its steel scrap requirements before the purchase and is expected to continue to do so.  In addition, Elizabethton may provide ferrous scrap to the company’s other steel operations. The company purchased Elizabethton in an effort to continue to control more of its raw material needs for its steelmaking operations. The operating results of Elizabethton will be included in the company’s steel scrap and scrap substitute segment.

Note 3.  Financing Activities

Senior Note Issuance.  On April 3, 2007, the company issued $500 million of 6¾% Senior Notes due 2015 (6¾% Notes).  The net proceeds from the 6¾% Notes were used to redeem the company’s existing $300 million 9½% Senior Unsecured Notes due 2009 (9½% Notes) at a redemption price of 102.375% on May 3, 2007, to repay amounts outstanding under the company’s senior secured revolving credit facility and for general corporate purposes, including capital expenditures.  In connection with the redemption of the 9½% Notes, the company also terminated its underlying $200 million fair-value interest rate swap at an after-tax cost of $3.1 million, which was recognized as a loss on hedging activities during the second quarter of 2007.  In addition, the company incurred after-tax expense of approximately $4.5 million related to the redemption premium, an after-tax benefit of approximately $2.1 million related to the recognition of the remaining unamortized bond premium, and an after-tax expense of approximately $1.4 million related to the write-off of previously capitalized financing costs.

Revolving Credit Facility.  On June 19, 2007 the company amended, restated and expanded its existing senior secured revolving credit facility from the prior $350 million level to a renewed 5-year $750 million facility.  Subject to certain conditions, the company has the opportunity to increase the facility by an additional $350 million.  The amended facility is guaranteed by certain of the company’s subsidiaries and is secured by substantially all of its accounts receivable and inventories.  The proceeds of the revolver are available to fund working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes.  The amended credit agreement contains financial covenants and other covenants that limit or restrict the company’s ability to permit liens on its property, incur indebtedness, enter into mergers, acquisition or consolidations, conduct asset sales, make restricted payments or investments or enter into other specified transactions or activities.

Note 4.  Subsequent Events

The Techs Purchase.  The company completed its acquisition of The Techs, a Pennsylvania-based flat-rolled steel galvanizing company,

on July 2, 2007.  The company paid approximately $370 million for The Techs, which was funded from the company’s existing senior secured revolving credit facility.  The Techs consist of three non-union galvanizing facilities: GalvTech, MetalTech and NexTech.  Each facility specializes in the galvanizing of specific types of flat-rolled steels in non-automotive applications, servicing a variety of customers in the HVAC, commercial construction and consumer goods markets.  In 2006, The Techs shipped approximately 958,000 tons of galvanized steel and generated revenues of approximately $831 million.  Beginning July 2, 2007, The Techs will be reflected in the company’s steel operations segment.

Note 5.  Earnings Per Share

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

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three- and six-month periods ended June 30 (in thousands, except per share data):

	Three Months Ended
	2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$93,942	93,429	$1.01	$96,869	96,461	$1.00
Dilutive stock option effect		941		—	898
Subordinated convertible 4.0% notes	214	4,411		609	12,678
Diluted earnings per share	$94,156	98,781	$.95	$97,478	110,037	$.89

	Six Months Ended
	2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$196,106	94,873	$2.07	$172,918	91,747	$1.88
Dilutive stock option effect		925	—		884
Subordinated convertible 4.0% notes	428	4,411		1,274	12,876
Diluted earnings per share	$196,534	100,209	$1.96	$174,192	105,507	$1.65

Note 6.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$348,598	$243,770
Supplies	147,279	130,373
Work-in-progress	81,148	54,555
Finished goods	149,211	140,619
Total inventories	$726,236	$569,317

Note 7.  Segment Information

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

Steel fabrication operations include the company’s five New Millennium Building System’s plants located in Butler, Indiana; Continental, Ohio; Salem, Virginia; Florence, South Carolina; and Lake City, Florida.  Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking.  Prior to April 2006, the revenues associated with these operations were included in “All Other”, as the operations were below the quantitative thresholds required for reportable segments. Accordingly, the company has reclassified these revenues from prior periods to conform to the current presentation.

The steel scrap and scrap substitute operations include the revenues and expenses associated with the company’s steel scrap collection and processing locations and from the company’s scrap substitute manufacturing facility, Iron Dynamics.

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

The company’s segment results for the three and six-month periods ended June 30 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Steel Operations
Net sales
External	$792,928	$733,532	$1,556,684	$1,338,487
Other segments	65,339	62,873	131,158	90,922
Operating income	176,936	169,403	363,756	315,876
Assets	1,984,711	1,778,855	1,984,711	1,778,855
Steel Fabrication Operations
Net sales
External	$86,605	$66,969	$164,982	$107,820
Other segments	5,430	1,097	10,276	1,117
Operating income (loss)	7,017	(2,608)	12,137	620
Assets	215,808	160,245	215,808	160,245
Steel Scrap and Scrap Substitute Operations
Net sales
External	$15,682	$3,572	$18,864	$3,572
Other segments	42,110	25,118	71,977	36,370
Operating income (loss)	4,672	2,316	6,396	(4,249)
Assets	171,272	135,530	171,272	135,530
All Other
Net sales
External	$16,033	$17,173	$36,392	$37,246
Other segments	401	220	619	439
Operating loss	(23,563)	(13,743)	(45,658)	(26,833)
Assets	288,871	425,239	288,871	425,239
Eliminations
Net sales
External	$—	$—	$—	$—
Other segments	(113,280)	(89,307)	(214,030)	(128,848)
Operating income (loss)	2,598	(1,220)	2,339	(153)
Assets	(84,776)	(335,396)	(84,776)	(335,396)
Consolidated
Net sales	$911,248	$821,247	$1,776,922	$1,487,125
Operating income	167,660	154,148	338,970	285,260
Assets	2,575,886	2,164,473	2,575,886	2,164,473
Net sales to non-US companies	58,963	19,967	97,672	35,679

Note 8.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $500.0 million of senior notes due April 2015.  Following are condensed consolidating financial statements of the company, including the guarantors.  The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis.  The following condensed consolidating financial statements (presented dollars in thousands) should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Condensed Consolidating Balance Sheets

As of June 30, 2007			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash	$3,304	$8,050	$858	$—	$12,212
Accounts receivable	295,657	319,032	7,993	(180,558)	442,124
Inventories	563,207	159,197	11,929	(8,097)	726,236
Other current assets	44,376	1,323	325	(43)	45,981
Total current assets	906,544	487,602	21,105	(188,698)	1,226,553
Property, plant and equipment, net	1,016,112	225,216	7,850	—	1,249,178
Other assets	437,088	88,340	399	(425,672)	100,155
Total assets	$2,359,744	$801,158	$29,354	$(614,370)	$2,575,886

Accounts payable	$215,714	$36,361	$8,298	$(15,690)	$244,683
Accrued expenses	88,281	31,876	714	(851)	120,020
Current maturities of long-term debt	215,677	23	8,107	(8,108)	215,699
Total current liabilities	519,672	68,260	17,119	(24,649)	580,402
Other liabilities	113,744	426,378	3,384	(287,296)	256,210
Long-term debt	554,118	132	3,649	(3,649)	554,250
Minority interest	(264)	—	—	1,133	869

Common stock	540	19,753	7,746	(27,499)	540
Treasury stock	(464,405)	(818)	—	818	(464,405)
Additional paid in capital	386,935	117,753	—	(117,753)	386,935
Retained earnings	1,249,404	169,700	(2,544)	(155,475)	1,261,085
Total stockholders’ equity	1,172,474	306,388	5,202	(299,909)	1,184,155
Total liabilities and stockholders’ equity	$2,359,744	$801,158	$29,354	$(614,370)	$2,575,886

As of December 31, 2006			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash	$15,571	$12,610	$1,192	$—	$29,373
Accounts receivable	291,521	282,152	5,425	(170,722)	408,376
Inventories	419,519	148,958	11,336	(10,496)	569,317
Other current assets	28,041	877	263	(50)	29,131
Total current assets	754,652	444,597	18,216	(181,268)	1,036,197
Property, plant and equipment, net	947,745	181,999	7,076	(117)	1,136,703
Other assets	164,955	114,612	398	(205,848)	74,117
Total assets	$1,867,352	$741,208	$25,690	$(387,233)	$2,247,017

Accounts payable	$142,593	$37,952	$4,490	$(6,596)	$178,439
Accrued expenses	108,453	28,927	935	2,050	140,365
Current maturities of long-term debt	80,665	22	7,907	(7,908)	80,686
Total current liabilities	331,711	66,901	13,332	(12,454)	399,490
Other liabilities	(31,435)	360,422	3,498	(75,682)	256,803
Long-term debt	358,049	143	1,837	(1,837)	358,192
Minority interest	(98)	—	—	1,522	1,424

Common stock	537	10,745	7,946	(18,691)	537
Treasury stock	(230,472)	—	—	—	(230,472)
Additional paid in capital	367,772	116,868	—	(116,868)	367,772
Retained earnings	1,071,288	186,129	(923)	(163,223)	1,093,271
Total stockholders’ equity	1,209,125	313,742	7,023	(298,782)	1,231,108
Total liabilities and stockholders’ equity	$1,867,352	$741,208	$25,690	$(387,233)	$2,247,017

Condensed Consolidating Statements of Income

For the three months ended,			Combined	Consolidating	Total
June 30, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$700,196	$938,455	$16,434	$(743,837)	$911,248
Costs of goods sold	542,329	875,340	15,892	(738,895)	694,666
Gross profit	157,867	63,115	542	(4,942)	216,582
Selling, general and administrative	31,971	18,130	1,114	(2,293)	48,922
Operating income (loss)	125,896	44,985	(572)	(2,649)	167,660
Interest expense	5,140	2,011	182	(135)	7,198
Other (income) expense, net	60,759	(49,387)	(15)	166	11,523
Income (loss) before income taxes and equity in net income of subsidiaries	59,997	92,361	(739)	(2,680)	148,939
Income taxes	22,122	33,291	(128)	(288)	54,997

Equity in net income of subsidiaries	58,459	—	—	(58,459)	—
Net income (loss)	$96,334	$59,070	$(611)	$(60,851)	$93,942

For the three months ended,			Combined	Consolidating	Total
June 30, 2006	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$651,295	$842,542	$17,394	$(689,984)	$821,247
Costs of goods sold	487,296	804,993	15,148	(682,745)	624,692
Gross profit	163,999	37,549	2,246	(7,239)	196,555
Selling, general and administrative	23,653	18,976	1,038	(1,260)	42,407
Operating income (loss)	140,346	18,573	1,208	(5,979)	154,148
Interest expense	6,188	1,990	88	(241)	8,025
Other (income) expense, net	40,963	(42,434)	(77)	273	(1,275)
Income (loss) before income taxes and equity in net loss of subsidiaries	93,195	59,017	1,197	(6,011)	147,398
Income taxes	30,388	21,531	484	(1,874)	50,529

Equity in net income of subsidiaries	38,198	—	—	(38,198)	—
Net income (loss)	$101,005	$37,486	$713	$(42,335)	$96,869

For the six months ended,			Combined	Consolidating	Total
June 30, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,361,106	$1,742,071	$117,147	$(1,443,402)	$1,776,922
Costs of goods sold	1,040,451	1,634,006	103,362	(1,433,882)	1,343,937
Gross profit	320,655	108,065	13,785	(9,520)	432,985
Selling, general and administrative	63,243	26,013	9,550	(4,791)	94,015
Operating income (loss)	257,412	82,052	4,235	(4,729)	338,970
Interest expense	10,371	3,209	1,129	(265)	14,444
Other (income) expense, net	107,443	(96,925)	(39)	328	10,807
Income (loss) before income taxes and equity in net loss of subsidiaries	139,598	175,768	3,145	(4,792)	313,719
Income taxes	52,256	63,235	1,483	639	117,613

Equity in net income of subsidiaries	114,195	—	—	(114,195)	—
Net income (loss)	$201,537	$112,533	$1,662	$(119,626)	$196,106

Condensed Consolidating Statements of Income

			Combined	Consolidating	Total
For the six months ended, June 30, 2006	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,284,234	$1,516,418	$37,685	$(1,351,212)	$1,487,125
Costs of goods sold	970,845	1,465,025	33,791	(1,338,578)	1,131,083
Gross profit	313,389	51,393	3,894	(12,634)	356,042
Selling, general and administrative	46,994	25,613	1,916	(3,741)	70,782
Operating income (loss)	266,395	25,780	1,978	(8,893)	285,260
Interest expense	13,784	2,531	174	(328)	16,161
Other (income) expense, net	79,130	(81,377)	(99)	390	(1,956)
Income (loss) before income taxes and equity in net loss of subsidiaries	173,481	104,626	1,903	(8,955)	271,055
Income taxes	62,966	37,962	772	(3,563)	98,137

Equity in net income of subsidiaries	67,795	—	—	(67,795)	—
Net income (loss)	$178,310	$66,664	$1,131	$(73,187)	$172,918

Condensed Consolidating Statements of Cash Flow

			Combined	Total
For the six months ended, June 30, 2007	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operations	$(82,305)	$180,808	$(335)	$98,168
Net cash used in investing activities	(118,199)	(74,873)	(1,219)	(194,291)
Net cash provided by (used in) in financing activities	188,237	(110,495)	1,220	78,962
Increase (decrease) in cash and equivalents	(12,267)	(4,560)	(334)	(17,161)
Cash and equivalents at beginning of year	15,571	12,610	1,192	29,373
Cash and equivalents at end of period	$3,304	$8,050	$858	$12,212

			Combined	Total
For the six months ended, June 30, 2006	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operations	$125,119	$30,930	$2,087	$158,136
Net cash used in investing activities	(55,460)	(81,632)	(481)	(137,573)
Net cash provided by (used in) in financing activities	(104,108)	74,934	(2,959)	(32,133)
Increase (decrease) in cash and equivalents	(34,449)	24,232	(1,353)	(11,570)
Cash and equivalents at beginning of year	62,842	132	2,544	65,518
Cash and equivalents at end of period	$28,393	$24,364	$1,191	$53,948

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

Income Statement Classifications

Net Sales.  Net sales from steel operations are a factor of net tons shipped, product mix and related pricing.  Net sales from steel fabrication are recognized from construction contracts utilizing a percentage-of-completion method, which is based on the percentage of steel consumed to-date as compared to the estimated total steel required for each contract.  Steel fabrication revenues accounted for approximately 10% and 8% of our total net sales for the three months ended June 30, 2007 and 2006 and approximately 9% and 7% for the six months ended June 30, 2006 and 2007, respectively.  Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales.  We charge premium prices for certain grades of steel, product dimensions, or certain smaller volumes, and for value-added processing or coating of steel products. We also charge marginally higher prices for our value-added products.  These products include hot rolled and cold rolled galvanized products, cold rolled products, and painted products from our Flat Roll Division; certain special-bar-quality products from our Engineered Bar Products Division; and certain industrial truck and trailer products from our Steel of West Virginia operations.

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

Interest Expense.  Interest expense consists of interest associated with our senior credit facilities and other debt (as described in the notes to our financial statements as set forth in our 2006 Annual Report on Form 10-K and within the notes to our financial statements included in this Form 10-Q) net of capitalized interest costs that are related to construction expenditures during the construction period of material capital projects.

Other (Income) Expense.  Other income consists of interest income earned on our cash balances and any other non-operating income activity. Other expense consists of any non-operating costs, including losses incurred due to interest rate hedging activities.

Acquisitions

We purchased the property, plant and equipment and inventory of Elizabethton Herb & Metal, Inc. (Elizabethton) on April 1, 2007.  Elizabethton is comprised of two scrap processing yards located in Elizabethton and Johnson City, Tennessee.  These two yards generally process in excess of 225,000 tons of ferrous scrap annually.  Elizabethton supplied our Roanoke Bar Division with a portion of its steel scrap requirements before the purchase and will continue to do so.  Elizabethton operations are reflected in our steel scrap and steel scrap substitute operating segment beginning April 1, 2007.

Due to the fact that the Roanoke Electric merger was effective April 11, 2006, the results of these operations are reflected in our results from the effective date of the merger through June 30, 2006.

We purchased The Techs, a Pennsylvania-based flat-rolled steel galvanizing company on July 1, 2007.  The Techs consist of three galvanizing facilities: GalvTech, MetalTech, and NexTech.  Each facility specializes in the galvanizing of specific types of flat-rolled steels in non-automotive applications, serving a variety of customers in the HVAC, commercial construction, and consumer goods markets.  About 85% of its sales are to customers in the eastern U.S. and the Midwest.  In 2006, the privately held company shipped 958,000 tons of galvanized steel and generated revenues of $831 million.

Second Quarter Operating Results 2007 vs. 2006

Net income was $93.9 million or $.95 per diluted share during the second quarter of 2007, compared with $96.9 million or $.89 per diluted share during the second quarter of 2006.  Our gross margin percentage was 24% during the second quarters of 2006 and 2007, as compared to 25% on a linked-quarter basis.  Our second quarter 2007 average consolidated selling price per ton shipped increased $50 per ton when compared to the first quarter of 2007, and at the same time costs associated with our metallic raw materials on a comparative basis increased $44 per net ton consumed.

Gross Profit.    When comparing the second quarter of 2007 with the second quarter of 2006, our net sales increased $90.0 million, or 11%, to $911.2 million, while our consolidated shipments increased 11,000 tons to 1.2 million tons. The increase in shipments was due primarily to increased shipments of 67,000 tons at our Structural and Rail Division and increased shipments of 79,000 tons within our Steel Scrap and Scrap Substitute operations; however, these increases were offset by decreased shipments of 74,000 tons at our Flat Roll Division as a result of continued high customer inventories due to record import levels late last year and continued weaker demand in the second quarter.

As depicted by the following graph, our second quarter 2007 average consolidated selling price per ton shipped increased $67 compared with the second quarter of 2006.  During the first six months of 2007, the volume of steel products imported into the United States decreased for certain products.  We believe import volumes could remain at lower levels in the short term as a result of stronger global demand; however, import activity is difficult to forecast.  Continued strength within the non-residential construction market has resulted in sustained strong demand for structural steel and building fabrication products.  Currently, we anticipate a modest increase in our third quarter average pricing, particularly at our Flat Roll Division.  We also anticipate our per net ton consumed scrap costs to decrease during the third quarter when compared to the second quarter of 2007.  These combined circumstances could result in increased third quarter margins when compared to second quarter 2007 results.

Generally, we incur higher production costs when manufacturing value-added products such as cold rolled, galvanized, and painted flat roll steels; and special-bar-quality steels.  The following charts depict our steel and fabrication operations product-mix by major product category for the three and six-month periods ended June 30, 2007 and 2006, based on tons shipped from these operations.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2006	2007	2006	2007
Flat Rolled:	Hot Band	21%	22%	25%	22%
	Pickled & Oiled	2	2	2	2
	Cold Rolled	3	2	3	2
	Cold Rolled Galvanized	9	5	10	6
	Hot Rolled Galvanized	8	6	9	6
	Painted	4	3	5	4
Structural:	Wide Flange Beams, H-Piling and Specialty	23	26	22	25
Bar:	SBQ and Merchant Shapes	19	18	15	20
Fabrication:	Joists, Girders and Decking	4	5	4	5
Other		7	11	5	8
		100%	100%	100%	100%

Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost.  Our metallic raw material cost per net ton consumed increased $43 during the second quarter of 2007 as compared to the second quarter of 2006 and increased $44 on a linked-quarter basis. During the second quarter of 2007 and 2006, respectively, our metallic raw material costs represented 58% and 53% of our total manufacturing costs.  Historically our metallic raw material costs represented between 45% and 50% of our total manufacturing costs; however, this percentage increased to as high as 65% in 2004, when the industry encountered historically high steel scrap prices.  We anticipate our cost of steel scrap consumed to decrease in the third quarter when compared to the second quarter of 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $48.9 million during the second quarter of 2007, as compared to $42.4 million during the same period in 2006, an increase of $6.5 million, or 15%.  During both the second quarter of 2007 and 2006 our selling, general and administrative expenses represented 5% of our total net sales.  During the second quarter of 2007, the company incurred an expense of $2.3 million related to the write-off of previously capitalized financing costs when the company redeemed its then existing $300 million 9½% senior unsecured notes due 2009 (9 ½% Notes).

We recorded expense of $12.0 million and $8.3 million during the second quarter of 2007 and 2006, respectively, related to our Steel Dynamics performance-based profit sharing plan allocation, which is currently calculated as 8% of pretax earnings.  Our board of directors approved an increase from 6% to the current 8% in the profit sharing rate effective August 1, 2006, in recognition of the additional plan participants added as a result of the April 2006 Roanoke Electric merger.

Interest Expense.  During the second quarter of 2007, gross interest expense increased $4.3 million, or 52%, to $12.5 million and capitalized interest increased $1.7 million to $1.9 million, when compared to the same period in 2006.  The interest capitalization that occurred during these periods resulted primarily from the interest required to be capitalized with respect to construction activities at our Flat Roll and Structural and Rail divisions.  During the second quarter, interest expense was also reduced by approximately $3.4 million related to the recognition of the remaining unamortized bond premium associated with our 9½% Notes.  We currently anticipate gross interest expense to remain at the elevated second quarter levels throughout the remainder of this year.

Other (Income) Expense.  Other expense was $11.5 million during the second quarter of 2007, as compared to other income of $1.3 million during the same period in 2006.  During 2007 and 2006, other income was principally composed of certain non-operating revenues recognized at several of the Roanoke Electric subsidiaries and the Structural and Rail Division.  During 2007 other income was offset by $7.1 million of additional expense related to the call premium associated with the redemption of our 9½% Notes and the termination of a related fixed-to-floating interest rate swap which resulted in a $5.0 million loss on hedging activities.

Income Taxes.  During the second quarter of 2007, our income tax provision was $55.0 million, as compared to $50.5 million during the same period in 2006.  Our effective income tax rate was 36.9% and 34.3% during the second quarters of 2007 and 2006, respectively.  We decreased our estimated annual effective tax rate in the second quarter of 2007 to 37.5% to reflect, among other things, the recognition of research and development tax credits and the increase in the Domestic Production Activities Deduction from 3% to 6% of qualifying domestic activities income, effective January 1, 2007.

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

As of January 1, 2007, we had unrecognized tax benefits of $24.0 million including accrued interest and penalties. There has been no significant change in the unrecognized tax benefits during the six months ended June 30, 2007. If recognized, our effective tax rate would be affected by the unrecognized tax benefits. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. Our January 1, 2007 tax contingencies included $1.7 million of interest and penalties.

We file U.S. federal income tax returns as well as income tax returns in various state jurisdictions. We currently are under examination by the Internal Revenue Service (IRS) for calendar years 1997 through 2001 and we expect this audit to be completed by the end of 2007. We may be subject to examination by the IRS for calendar years 2002 through 2006. We are currently under examination by the state of Indiana for calendar years 2000 through 2005. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of these audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be from zero to $24.0 million during the next twelve months. For other major state tax jurisdictions, we are no longer subject to state and local tax examinations by tax authorities for years before 2003.

First Half Operating Results 2007 vs. 2006

Net income was $196.1 million or $1.96 per diluted share during the first half of 2007, compared with $172.9 million or $1.65 per diluted share during the first half of 2006.

Gross Profit.    During the first half of 2007, our net sales increased $289.8 million, or 19%, to $1.8 billion and our consolidated shipments increased 211,000 tons, or 9%, to 2.5 million tons, compared with the first half of 2006. The increase in shipments was due in part to the inclusion of shipments from the Roanoke Electric operating facilities acquired April, 11, 2006.  We also had increased shipments of 104,000 tons, or 21%, from our Structural & Rail Division, and increased shipments of 25,000 tons, or 10%, from our Engineered Bar Products Division.  Our first half 2007 average consolidated selling price increased $61 per ton, to $714 as compared with the first half of 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $94.0 million during the first half of 2007, as compared to $70.8 million during the same period in 2006, an increase of $23.2 million, or 33%.  This increase was attributed in part to increased combined profit sharing expense of $9.8 million, or 51%. During both the first half of 2007 and 2006, selling, general and administrative expenses represented approximately 5% of net sales. We also adopted FAS 123R on January 1, 2006, which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements.  During the first half of 2007 and 2006, respectively, we recorded $4.4 million and $3.2 million of share-based compensation expense related to our outstanding incentive stock options.

Interest Expense.  During the first half of 2007, gross interest expense increased $4.5 million, or 21%, to $21.1 million.  During the first half of 2007, interest expense was reduced by $3.4 million due to the recognition of the unamortized bond premium related to our 9½% Notes.  Capitalized interest increased $2.9 million to $3.3 million as compared to the same period in 2006.  The interest capitalization that occurred during these periods primarily resulted from the interest required to be capitalized with respect to construction activities at our Flat Roll and Structural & Rail divisions.

Other (Income) Expense.  Other expense was $10.8 million during the first half of 2007, as compared to other income of $2.0 million during the same period of 2006.   The increase in other expense during 2007 primarily resulted from the $7.1 million call premium associated with the redemption of our 9½% Notes and the related termination of a fixed-to-floating interest rate swap resulting in a $5.0 million loss on hedging activities.

Income Taxes.  During the first half of 2007, our income tax provision was $117.6 million, as compared to $98.1 million during the same period in 2006.  During the first half of 2007 and 2006 our effective income tax rates were 37.5% and 36.2%, respectively.

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

Working Capital.  During the first half of 2007, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $144.8 million to $803.7 million compared to December 31, 2006.  Trade receivables increased $33.7 million, or 8%, during the first half of 2007 to $442.1 million, of which approximately 96%, were current or less than 60 days past due.  Our largest customer is an affiliated company, Heidtman Steel, which represented 10% and 13% of our outstanding trade receivables at June 30, 2007 and December 31, 2006, respectively.  During the first half of 2007 our inventories increased $156.9 million, or 28%, to $726.2 million.  Raw materials, primarily steel scrap inventories, increased significantly during the first half of 2007 for all of our steelmaking divisions and was the primary driver of total inventory increase.  Our trade payables and general accruals increased $69.4 million, or 30%, during the first half of 2007, due primarily to the timing of payments.

Capital Expenditures.  During the first half of 2007, we invested $155.9 million in property, plant and equipment, of which $109.1 million, or 70%, related to the construction of a second rolling mill at our Structural and Rail Division; and the continued reconfiguration of the three joist plants acquired in April 2006.  The remaining capital expenditures represented improvement projects at our other facilities.  We believe these capital investments will increase our net sales and related cash flows as each project develops.

Capital Resources and Long-term Debt.   During the first half of 2007, our total outstanding debt increased $331.1 million to $769.9 million.  Our total debt to capitalization ratio, representing our total debt divided by the sum of our total debt and our total stockholders’ equity, was 39% and 26% at June 30, 2007 and December 31, 2006, respectively.

On June 19, 2007, we amended, restated and expanded our senior secured revolving credit facility from the prior $350 million level to a renewed 5-year $750 million facility.  Subject to certain conditions, we also have the opportunity to increase the facility size by an additional $350 million.

At June 30, 2007, there were outstanding borrowings of $215 million under our $750 million senior secured revolving credit facility.  The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiaries receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries.  The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities.  Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement.  We were in compliance with these covenants at June 30, 2007, and expect to remain in compliance during the next twelve months.

On July 2, 2007, we paid approximately $370 million for the purchase of The Techs.  We utilized our senior secured revolving credit facility to fund this purchase.

On April 3, 2007, we issued $500 million of 6¾% Senior Notes due 2015 (6¾% Notes).  The net proceeds from the 6¾% Notes were used to redeem our existing $300 million 9½% Notes at a redemption price of 102.375% on May 3, 2007, to repay amounts outstanding under our senior secured revolving credit facility and for general corporate purposes, including capital expenditures.  In connection with the redemption of the 9½% Notes, we also terminated an underlying $200 million fair-value interest rate swap at an after-tax cost of $3.1 million, which was recognized in other expense as a loss on hedging activities during the second quarter of 2007.  In addition, we incurred after-tax expense of approximately $4.5 million related to the call premium, an after-tax benefit of approximately $2.1 million related to the recognition of the remaining unamortized bond premium, and an after-tax expense of approximately $1.4 million related to the write-off of previously capitalized financing costs.

Common Stock Purchases.  During the three months ended June 30, 2007, we purchased 2.9 million shares of our common stock in open market trades at an average purchase price of $45.29.  These purchases were made pursuant to programs authorized by our board of directors. On June 29, 2007, our board of directors approved an increase of 5 million shares to our existing share repurchase program.  As of June 30, 2007, 4.9 million shares remain authorized and available for purchase.

Cash Dividends.  During the second quarter of 2007, our board of directors approved a $.10 per common share regular quarterly cash dividend and the continuation of a special dividend of $.05 per common share to be distributed in addition to the company’s regular quarterly cash dividend.  The combined $.15 per common share dividend was payable to shareholders of record at the close of business on June 29, 2007 and was paid on July 13, 2007.  We anticipate continuing comparable quarterly cash dividends throughout 2007.  The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.  In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.  In the normal course of business we are exposed to interest rate changes.  Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we, at times, use interest rate swaps to manage net exposure to interest rate changes related to our borrowings.  We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage.  At June 30, 2007, the following changes had occurred regarding our interest rate risk when compared to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

On April 3, 2007, we issued $500 million of our 6¾% Notes, and a portion of the net proceeds were used to redeem our existing $300 million 9½% Notes.  In connection with the redemption, we also terminated our underlying $200 million fair-value interest rate swap.

On June 19, 2007, we amended, restated and expanded our existing senior secured revolving credit facility from the prior $350 million level to a renewed 5-year $750 million facility.  Subject to certain conditions, we have the opportunity to increase the facility by an additional $350 million.  The amended facility’s pricing grids for both drawn and undrawn amounts are based on our consolidated leverage ratio.

Commodity Risk.  In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas and alloys.  Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.  Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities.  Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to two years for physical commodity requirements and for up to 15 years for commodity transportation requirements..  Historically, we have fully utilized all such “take or pay” requirements and we believe that our future production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.  At June 30, 2007, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as we use that term and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings required to be described in this report.

ITEM 1A.  RISK FACTORS.

No material changes have occurred to the indicated risk factors as described in our 2006 Annual Report on Form 10-K and subsequently updated in our March 31, 2007 Form 10-Q, filed May 7, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Share Repurchases

The following table indicates shares repurchased pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2007.  Our board of directors approved an increase of 5 million shares to our existing share repurchase program in June 2007.

				Total Shares Still
				Available For
Period	Total Shares	Average Price	Total Program	Purchase
2007	Purchased	Paid Per Share	Shares Purchased	Under the Program

April 18 to April 30	179,700	$44.85	179,700	2,667,356
May 1 to May 29	1,969,000	46.36	1,969,000	698,356
June 6 to June 29	775,000	42.69	775,000	4,923,356

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Following are the results of matters submitted to a vote of shareholders at the Steel Dynamics Annual Shareholders Meeting held May 17, 2007.

•                  With respect to Item 1 in our Proxy Statement (Election of Directors):

Director	Shares Voted For	Shares Voted Against or Withheld.
Keith E. Busse	81,180,851	3,127,857
Mark D. Millett	81,390,166	2,918,542
Richard P. Teets, Jr.	81,386,520	2,922,188
John C. Bates	76,935,838	7,372,870
Dr. Frank D. Byrne	83,549,351	759,357
Paul B. Edgerley	83,506,800	801,908
Richard J. Freeland	83,539,339	769,369
Dr. Jürgen Kolb	79,653,299	4,655,409
James C. Marcuccilli	83,486,509	822,199
Joseph D. Ruffolo	83,496,929	811,779

•                  With respect to Item 2 in our Proxy Statement (Approval of Ernst & Young LLP as Auditors for the Year 2007), Ernst & Young LLP was approved as our independent auditors for the year 2007:

Shares Voted For	78,766,597
Shares Voted Against	2,747,173
Abstentions	21,552

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

August 8, 2007

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer