Form 10-Q
period 2007-09-30
STEEL DYNAMICS INC
filed 2007-11-09
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

(Check one):    Large accelerated filer ☒       Accelerated filer ☐       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 2, 2007, Registrant had 96,541,395 outstanding shares of Common Stock.

STEEL DYNAMICS, INC.

Table of Contents

PART I. Financial Information

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and equivalents	$10,811	$29,373
Accounts receivable, net	446,131	355,011
Accounts receivable-related parties	45,326	53,365
Inventories	744,534	569,317
Deferred taxes	16,080	13,964
Other current assets	27,264	15,167
Total current assets	1,290,146	1,036,197

Property, plant and equipment, net	1,358,204	1,136,703

Restricted cash	6,643	5,702

Intangible assets	198,678	12,226

Goodwill	200,637	30,966

Other assets	40,993	25,223
Total assets	$3,095,301	$2,247,017

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$320,276	$145,938
Accounts payable-related parties	5,288	2,004
Income taxes payable	31,739	30,497
Accrued profit sharing	42,363	46,341
Other accrued expenses	120,429	94,024
Senior secured revolving credit facility	97,000	80,000
Current maturities of long-term debt	55,683	686
Total current liabilities	672,778	399,490

Long-term debt
Senior secured term A loan facility	495,000	—
9 ½% senior unsecured notes	—	300,000
6 ¾% senior unsecured notes	500,000	—
Subordinated convertible 4.0% notes	37,250	37,500
Other long-term debt	16,536	16,920
Unamortized bond premium	—	3,772
	1,048,786	358,192

Deferred taxes	292,802	256,803

Minority interest	976	1,424

Stockholders’ equity
Common stock voting, $.005 par value; 200,000,000 shares authorized: 108,578,346 and 107,865,486 shares issued, and 87,242,960 and 96,983,303 shares outstanding, as of September 30, 2007 and December 31, 2006, respectively	541	537
Treasury stock, at cost; 21,334,460 and 10,882,183 shares, at September 30, 2007and December 31, 2006, respectively	(661,427)	(230,472)
Additional paid-in capital	392,269	367,772
Retained earnings	1,348,576	1,093,271
Total stockholders’ equity	1,079,959	1,231,108
Total liabilities and stockholders’ equity	$3,095,301	$2,247,017

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales
Unrelated parties	$1,104,076	$854,299	$2,779,114	$2,221,139
Related parties	52,517	57,563	154,401	177,848
Total net sales	1,156,593	911,862	2,933,515	2,398,987

Costs of goods sold	928,142	667,058	2,272,079	1,798,141
Gross profit	228,451	244,804	661,436	600,846

Selling, general and administrative expenses	54,524	46,224	148,538	117,006
Operating income	173,927	198,580	512,898	483,840

Interest expense	14,602	7,445	29,048	23,606
Other (income) expense, net	(602)	(974)	10,205	(2,930)
Income before income taxes	159,927	192,109	473,645	463,164

Income taxes	59,336	73,386	176,949	171,523

Net income	$100,591	$118,723	$296,696	$291,641

Basic earnings per share	$1.12	$1.19	$3.18	$3.09

Weighted average common shares outstanding	89,741	99,685	93,162	94,394

Diluted earnings per share, including effect of assumed conversions	$1.06	$1.09	$3.02	$2.74

Weighted average common shares and share equivalents outstanding	94,929	109,785	98,449	106,932

Dividends declared per share	$.15	$.15	$.45	$.35

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating activities:
Net income	$100,591	$118,723	$296,696	$291,641

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,853	30,616	96,096	87,293
Unamortized bond premium	—	—	(3,350)	—
Equity-based compensation	1,817	2,089	6,218	5,246
Deferred income taxes	(562)	(2,997)	(1,679)	(8,731)
(Gain) loss on disposal of property, plant and equipment	99	—	179	(11)
Minority interest	107	68	(448)	696
Changes in certain assets and liabilities:
Accounts receivable	12,544	(48,907)	(21,204)	(78,891)
Inventories	35,212	(29,043)	(118,514)	(42,857)
Other assets	(3,022)	6,042	(21,521)	(2,106)
Accounts payable	29,784	44,230	100,594	36,847
Income taxes payable	5,374	10,160	1,242	17,323
Accrued expenses	34,402	10,664	14,058	(4,356)
Net cash provided by operating activities	250,199	141,645	348,367	302,094

Investing activities:
Purchase of property, plant and equipment	(99,935)	(35,645)	(255,845)	(84,354)
Acquisition of business, net of cash acquired	(373,407)	—	(411,626)	(89,106)
Purchase of short-term investments	—	—	—	(14,075)
Maturities of short-term investments	—	—	—	14,075
Other investing activities	169	—	7	242
Net cash used in investing activities	(473,173)	(35,645)	(667,464)	(173,218)

Financing activities:
Issuance of long-term debt	798,000	65,000	1,795,000	65,000
Repayment of long-term debt	(366,230)	(35,395)	(1,028,387)	(81,698)
Issuance of common stock (net of expenses) and proceeds and tax benefits from exercise of stock options	4,113	2,549	20,260	26,749
Purchase of treasury stock	(197,867)	(161,148)	(433,183)	(160,360)
Dividends paid	(13,840)	(10,111)	(42,564)	(23,242)
Debt issuance costs	(2,603)	—	(10,591)	—
Net cash provided by (used in) financing activities	221,573	(139,105)	300,535	(173,551)

Decrease in cash and equivalents	(1,401)	(33,105)	(18,562)	(44,675)
Cash and equivalents at beginning of period	12,212	53,948	29,373	65,518

Cash and equivalents at end of period	$10,811	$20,843	$10,811	$20,843

Supplemental disclosure information:
Cash paid for interest	$4,563	$15,016	$22,921	$31,455
Cash paid for federal and state income taxes	$51,236	$60,421	$183,521	$155,962

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation. The consolidated financial statements include the accounts of Steel Dynamics, Inc. (SDI or the company), together with its subsidiaries, after elimination of significant intercompany accounts and transactions. Minority interest represents the minority shareholders’ proportionate share in the equity or income of the company’s consolidated subsidiaries.

The company has three reporting segments:  steel, steel fabrication, and steel scrap and scrap substitute operations. Steel operations are comprised of the company’s steelmaking mini-mills and other galvanizing facilities; steel fabrication operations are comprised of the company’s five joist and deck manufacturing plants; and steel scrap and scrap substitute operations are comprised of the company’s various scrap collection and processing sites.

Pro Forma Information. Roanoke Electric Steel Corporation (Roanoke Electric) operating results have been reflected in the company’s financial statements since April 12, 2006, the effective date of the merger. The following unaudited pro forma information for the nine months ended September 30, 2006, is presented below as if the merger was completed as of January 1, 2006 (in thousands, except per share amounts):

Net sales	$2,548,219
Net income	297,410
Basic earnings per share	3.04
Diluted earnings per share	2.71

The information presented above is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the merger been consummated at January 1, 2006, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company. The pro forma results reflect Roanoke Electric operations for the period between the effective date of the merger and September 30, 2006, representing the actual second and third quarter operations post-merger, plus the pre-merger operations for the first quarter ended January 31, 2006.

Uncertain Tax Positions. In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a significant impact on the company’s financial position or results of operations.

As of January 1, 2007, the company had unrecognized tax benefits of $24.0 million, including accrued interest and penalties. There has been no significant change in the unrecognized tax benefits during the nine months ended September 30, 2007. If recognized, the effective tax rate would be affected by the unrecognized tax benefits. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. The company’s January 1, 2007 tax contingencies included $1.7 million of interest and penalties.

The company files U.S. federal income tax returns as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) completed an examination of the company’s federal income tax returns for 1997 through 2001 in the third quarter of 2007. The final examination adjustments did not result in a material change to the company’s financial position or results of operations. The company may be subject to examination by the IRS for calendar years 2004 through 2006. The company is currently under examination by the state of Indiana for calendar years 2000 through 2005. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of this audit or other state tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements, could be in an amount from zero to $27.0 million during the next twelve months. The company is no longer subject to state and local tax examinations by tax authorities for years ended before 2004 for other major state tax jurisdictions.

Use of Estimates. These financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that require management to make estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, and goodwill, valuation allowances for trade receivables, inventories and deferred income tax assets, potential environmental liabilities, litigation claims, and settlements. Actual results may differ from these estimates and assumptions.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements included in the company’s Annual Report on Form 10-K, for the year ended December 31, 2006.

Note 2. The Techs Acquisition

On July 2, 2007, the company completed its acquisition of 100% of the stock of The Techs, a Pennsylvania-based flat-rolled steel galvanizing company. The company paid approximately $373.4 million for The Techs, which was funded from the company’s existing senior secured revolving credit facility.

The Techs consist of three non-union galvanizing facilities: GalvTech, MetalTech, and NexTech. Each facility specializes in the galvanizing of specific types of flat-rolled steels in non-automotive applications, servicing a variety of customers in the HVAC, commercial construction, and consumer goods markets.

The company purchased The Techs to expand its penetration in the value-added steel coating business. With the addition of The Techs, the company has annual galvanizing capacity of approximately 2 million tons. The Techs complement the three existing galvanizing lines of the company that are located in Butler, Indiana and Jeffersonville, Indiana. The purchase of The Techs will allow the company to access markets that require widths or gauges that can not currently be supplied by either of the company’s previously existing facilities. The operating results of the Techs are included in the company's steel operations segment since the date of acquisition.

The aggregate purchase price of $373.4 million was allocated to the opening balance sheet of The Techs at July 2, 2007, the date of the acquisition. The following allocation is still preliminary and subject to adjustment based on further determination of the fair value and lives of the acquired assets, assumed liabilities, and identifiable intangible assets (in thousands):

Current assets	$117,535
Property, plant and equipment	41,239
Goodwill	151,968
Intangible assets	185,700
Total assets	496,442

Current liabilities	$86,522
Deferred taxes	36,513
Total liabilities	123,035

Total net assets acquired	$373,407

Preliminary goodwill and intangible assets of $152.0 million and $185.7 million, respectively, were recorded as a result of the merger. The intangible assets consist of the following (dollars in thousands):

	Amount	Useful Life
Trademark	$81,800	Indefinite
Customer relationships	104,900	15 years
Backlog	(1,000)	Three months
Total Intangibles	$185,700

The related aggregate amortization related to the company’s acquisition of The Techs for the three months ended September 30, 2007 was $748,000. The estimated related intangible asset amortization expense for the next five years follows (dollars in thousands):

2007, since acquisition	$2,497
2008	6,993
2009	6,993
2010	6,993
2011	6,993
Thereafter	73,431
Total	$103,900

Note 3. Elizabethton Herb & Metal Acquisition

The company purchased the property, plant and equipment and the inventory of Elizabethton Herb & Metal, Inc. (Elizabethton) on April 1, 2007. Elizabethton consists of two scrap processing yards located in Elizabethton and Johnson City, Tennessee. The two yards process approximately 225,000 tons of ferrous scrap annually. Elizabethton supplied the company’s Roanoke Bar Division with a portion of its steel scrap requirements before the purchase and has continued to do so. In addition, Elizabethton has provided ferrous scrap to the company’s other steel operations. The company purchased Elizabethton in an effort to continue to control more of its raw material needs for its steelmaking operations. The operating results of Elizabethton are included in the company’s steel scrap and scrap substitute segment since the date of acquisition.

Note 4. Financing Activities
On September 11, 2007, the company amended its existing $750 million senior secured revolving credit facility to allow for the addition of a $550 million Term A Loan Facility (Term A Loan). The net proceeds for the Term A Loan were used to repay a portion of the borrowings outstanding under the $750 million senior secured revolving credit facility, which had been used to fund the company’s recent purchase of The Techs; to fund additional share repurchases pursuant to the company’s share repurchase program; to fund various capital expenditures; and for general working capital purposes.

The combined facilities are due June 2012 and are secured by substantially all the company’s and its wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of the company’s wholly-owned subsidiaries’ capital stock. The addition of the Term A Loan resulted in an increase of 50 basis points in the related senior secured facility variable rate pricing grid. The Term A Loan amortizes 2.5% per quarter beginning December 2007, with the remaining principal due at maturity.

The senior secured credit facility contains financial covenants and other covenants that limit or restrict the company’s ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions; and enter into other specified transactions and activities. The company’s ability to borrow funds under the combined facilities is dependent upon its continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement, as amended and restated.

Note 5. Subsequent Events

OmniSource Acquisition:

The company completed its acquisition of OmniSource Corporation, one of North America’s largest scrap recycling companies, on October 26, 2007. The company acquired all of the outstanding stock of OmniSource in a transaction valued at approximately $1.1 billion, including $425 million in cash, 9.7 million shares of Steel Dynamics common stock valued at approximately $455 million, and the assumption of approximately $220 million of debt, which was repaid at closing. OmniSource will operate as a wholly-owned subsidiary of the company and will continue to focus on the ferrous and nonferrous scrap processing, brokerage, and industrial scrap management needs of its customers. OmniSource operations will be reported in the company’s steel scrap and scrap substitute operating segment.

Senior Note Issuance:

On October 12, 2007, the company issued $700 million of 7 3/8 % Senior Notes due 2012 (7 3/8 % Notes), which are non-callable. The net proceeds from the 7 3/8 % Notes were used to finance the company’s acquisition of OmniSource and to repay a portion of the amounts then outstanding under its senior secured revolving credit facility.

Note 6. Earnings Per Share

The company computes and presents earnings per common share in accordance with FASB Statement No. 128, “Earnings Per Share.” Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and dilutive shares related to the company’s convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three and nine-month periods ended September 30 (in thousands, except per share data):

	Three Months Ended
	2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$100,591	89,741	$1.12	$118,723	99,685	$1.19
Dilutive stock option effect		797		—	691
4.0% Convertible subordinated notes	215	4,391		455	9,409
Diluted earnings per share	$100,806	94,929	$1.06	$119,178	109,785	$1.09

	Nine Months Ended
	2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$296,696	93,162	$3.18	$291,641	94,394	$3.09
Dilutive stock option effect		883		—	818
4.0% Convertible subordinated notes	642	4,404		1,729	11,720
Diluted earnings per share	$297,338	98,449	$3.02	$293,370	106,932	$2.74

During the three and nine months ended September 30, 2007, holders of the company’s subordinated convertible 4.0% notes converted $250,000 of the notes to Steel Dynamics common stock, resulting in the issuance of 29,000 shares of the company’s treasury stock. There are currently 4.4 million shares still available for conversion pursuant to these notes.

Note 7. Inventories

Inventories are stated at lower of cost or market. Cost is determined principally on a first-in, first-out basis. Inventory consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw Materials	$345,953	$243,770
Supplies	156,145	130,373
Work-in-progress	68,543	54,555
Finished Goods	173,893	140,619
Total Inventories	$744,534	$569,317

Note 8. Segment Information

The company has three segments: steel, steel fabrication operations, and steel scrap and scrap substitute operations. Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia and The Techs operations. These facilities consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting and automated rolling mills and the galvanizing facilities of The Techs. Steel fabrication operations include the company’s five New Millennium Building System’s plants located in Butler, Indiana; Continental, Ohio; Salem, Virginia; Florence, South Carolina; and Lake City, Florida. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists, and steel decking. The steel scrap and scrap substitute operations include the revenues and expenses associated with the company’s steel scrap collection and processing locations and from the company’s scrap substitute manufacturing facility, Iron Dynamics.

Revenues included in the category “All Other” are from a subsidiary operation that is below the quantitative thresholds required for reportable segments. These revenues are from the further processing and resale of certain secondary and excess flat rolled steel products. In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior unsecured notes, convertible subordinated notes, certain other investments, and profit sharing expenses.

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

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Steel Operations
Net sales
External	$1,019,332	$816,951	$2,576,016	$2,155,438
Other segments	76,656	75,547	207,814	166,469
Operating income	189,283	217,748	553,039	533,624
Income before income taxes	174,666	213,399	527,448	522,333
Assets	2,552,072	1,831,023	2,552,072	1,831,023
Steel Fabrication Operations
Net sales
External	$97,900	$80,665	$262,882	$188,485
Other segments	14,173	3,684	24,449	4,801
Operating income	6,868	5,013	19,005	5,633
Income before income taxes	7,525	4,624	18,065	4,773
Assets	234,729	185,598	234,729	185,598
Steel Scrap and Scrap Substitute Operations
Net sales
External	$18,895	$1,730	$37,760	$5,302
Other segments	38,427	27,355	110,403	63,725
Operating income (loss)	4,602	260	10,997	(3,989)
Income before income taxes	4,569	(50)	10,859	(4,353)
Assets	218,016	185,417	218,016	185,417
All Other
Net sales
External	$20,466	$12,516	$56,857	$49,762
Other segments	409	273	1,028	712
Operating loss	(24,558)	(21,820)	(70,215)	(48,653)
Income before income taxes	(24,533)	(21,957)	(82,704)	(48,373)
Assets	107,215	80,926	107,215	80,926
Eliminations
Net sales
Other segments	$(129,665)	$(106,859)	$(343,694)	$(235,707)
Operating income (loss)	(2,268)	(2,621)	72	(2,775)
Income before income taxes	(2,300)	(3,907)	(23)	(11,216)
Assets	(16,731)	(74,161)	(16,731)	(74,161)
Consolidated
Net sales	$1,156,593	$911,862	$2,933,515	$2,398,987
Operating income	173,927	198,580	512,898	483,840
Assets	3,095,301	2,208,803	3,095,301	2,208,803
Income before income taxes	159,927	192,109	473,645	463,164
Net sales to non-US companies	75,503	27,725	172,723	63,404

Note 9. Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $500.0 million of senior notes due April 2015 and $700.0 million of senior notes due October 2012. Following are condensed consolidating financial statements of the company, including the guarantors. The following condensed consolidating financial statements present the financial position, results of operations, and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The following condensed consolidating financial statements (presented dollars in thousands) should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Condensed Consolidating Balance Sheets

As of September 30, 2007	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash	$4,585	$5,791	$435	$—	$10,811
Accounts receivable	304,035	368,110	9,991	(190,679)	491,457
Inventories	535,927	203,694	13,818	(8,905)	744,534
Other current assets	39,995	2,979	417	(47)	43,344
Total current assets	884,542	580,574	24,661	(199,631)	1,290,146
Property, plant and equipment, net	1,044,824	282,862	30,518	-	1,358,204
Other assets	958,628	411,964	398	(924,039)	446,951
Total assets	$2,887,994	$1,275,400	$55,577	$(1,123,670)	$3,095,301

Accounts payable	$243,404	$124,211	$12,627	$(22,939)	$357,303
Accrued expenses	117,237	45,708	1,154	(1,307)	162,792
Current maturities of long-term debt	152,683	—	9,307	(9,307)	152,683
Total current liabilities	513,324	169,919	23,088	(33,553)	672,778
Other liabilities	257,625	736,459	3,328	(704,610)	292,802
Long-term debt	1,044,648	—	4,138	—	1,048,786
Minority interest	(358)	—	—	1,334	976

Common stock	541	19,753	7,748	(27,501)	541
Treasury stock	(661,427)	(818)	—	818	(661,427)
Additional paid in capital	392,269	117,753	20,622	(138,375)	392,269
Retained earnings	1,341,372	232,334	(3,347)	(221,783)	1,348,576
Total stockholders’ equity	1,072,755	369,022	25,023	(386,841)	1,079,959
Total liabilities and stockholders’ equity	$2,887,994	$1,275,400	$55,577	$(1,123,670)	$3,095,301

As of December 31, 2006	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash	$15,571	$12,610	$1,192	$—	$29,373
Accounts receivable	291,521	282,152	5,425	(170,722)	408,376
Inventories	419,519	148,958	11,336	(10,496)	569,317
Other current assets	28,041	877	263	(50)	29,131
Total current assets	754,652	444,597	18,216	(181,268)	1,036,197

Property, plant and equipment, net	947,745	181,999	7,076	(117)	1,136,703
Other assets	164,955	156,353	398	(247,589)	74,117
Total assets	$1,867,352	$782,949	$25,690	$(428,974)	$2,247,017

Accounts payable	$142,593	$37,952	$4,490	$(6,596)	$178,439
Accrued expenses	108,453	28,927	935	2,050	140,365
Current maturities of long-term debt	80,665	22	7,907	(7,908)	80,686
Total current liabilities	331,711	66,901	13,332	(12,454)	399,490
Other liabilities	(31,435)	402,163	3,498	(117,423)	256,803
Long—term debt	358,049	143	1,837	(1,837)	358,192
Minority interest	(98)	—	—	1,522	1,424

Common stock	537	10,745	7,946	(18,691)	537
Treasury stock	(230,472)	—	—	—	(230,472)
Additional paid in capital	367,772	116,868	—	(116,868)	367,772
Retained earnings	1,071,288	186,129	(923)	(163,223)	1,093,271
Total stockholders’ equity	1,209,125	313,742	7,023	(298,782)	1,231,108
Total liabilities and stockholders’ equity	$1,867,352	$782,949	$25,690	$(428,974)	$2,247,017

Condensed Consolidating Statements of Income

			Combined	Consolidating	Total
For the three months ended, September 30, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$752,243	$1,191,678	$20,875	$(808,203)	$1,156,593
Costs of goods sold	587,735	1,121,477	20,158	(801,228)	928,142
Gross profit	164,508	70,201	717	(6,975)	228,451
Selling, general and administrative	32,698	22,942	1,428	(2,544)	54,524
Operating income (loss)	131,810	47,259	(711)	(4,431)	173,927
Interest expense	12,154	2,391	192	(135)	14,602
Other (income) expense, net	51,642	(52,392)	(18)	166	(602)
Income (loss) before income taxes and equity in net income of subsidiaries	68,014	97,260	(885)	(4,462)	159,927
Income taxes	24,778	34,625	(82)	15	59,336
	43,236	62,635	(803)	(4,477)	100,591
Equity in net income of subsidiaries	61,832	—	—	(61,832)	—
Net income (loss)	$105,068	$62,635	$(803)	$(66,309)	$100,591

			Combined	Consolidating	Total
For the three months ended, September 30, 2006	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$722,188	$943,861	$12,789	$(766,976)	$911,862
Costs of goods sold	523,755	887,972	11,624	(756,293)	667,058
Gross profit	198,433	55,889	1,165	(10,683)	244,804
Selling, general and administrative	30,734	16,862	1,846	(3,218)	46,224
Operating income (loss)	167,699	39,027	(681)	(7,465)	198,580
Interest expense	5,359	2,077	69	(60)	7,445
Other (income) expense, net	44,633	(45,679)	(18)	90	(974)
Income (loss) before income taxes and equity in net income of subsidiaries	117,707	82,629	(732)	(7,495)	192,109
Income taxes	45,170	30,126	(233)	(1,677)	73,386
	72,537	52,503	(499)	(5,818)	118,723
Equity in net income of subsidiaries	52,004	—	—	(52,004)	—
Net income (loss)	$124,541	$52,503	$(499)	$(57,822)	$118,723

			Combined	Consolidating	Total
For the nine months ended, September 30, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,113,349	$3,017,614	$57,886	$(2,255,334)	$2,933,515
Costs of goods sold	1,628,185	2,827,010	55,722	(2,238,838)	2,272,079
Gross profit	485,164	190,604	2,164	(16,496)	661,436
Selling, general and administrative	95,942	56,172	3,760	(7,336)	148,538
Operating income (loss)	389,222	134,432	(1,596)	(9,160)	512,898
Interest expense	22,525	6,386	535	(398)	29,048
Other (income) expense, net	159,085	(149,322)	(50)	492	10,205
Income (loss) before income taxes and equity in net income of subsidiaries	207,612	277,368	(2,081)	(9,254)	473,645
Income taxes	77,509	99,512	(249)	177	176,949
	130,103	177,856	(1,832)	(9,431)	296,696
Equity in net income of subsidiaries	176,024	—	—	(176,024)	—
Net income (loss)	$306,127	$177,856	$(1,832)	$(185,455)	$296,696

			Combined	Consolidating	Total
For the nine months ended, September 30, 2006	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,006,422	$2,460,279	$50,474	$(2,118,188)	$2,398,987
Costs of goods sold	1,494,601	2,352,997	45,415	(2,094,872)	1,798,141
Gross profit	511,821	107,282	5,059	(23,316)	600,846
Selling, general and administrative	77,727	42,475	2,913	(6,109)	117,006
Operating income (loss)	434,094	64,807	2,146	(17,207)	483,840
Interest expense	19,143	4,608	243	(388)	23,606
Other (income) expense, net	123,763	(127,056)	(117)	480	(2,930)
Income (loss) before income taxes and equity in net income of subsidiaries	291,188	187,255	2,020	(17,299)	463,164
Income taxes	108,136	67,677	861	(5,151)	171,523
	183,052	119,578	1,159	(12,148)	291,641
Equity in net income of subsidiaries	120,738	—	—	(120,738)	—
Net income (loss)	$303,790	$119,578	$1,159	$(132,886)	$291,641

Condensed Consolidating Statements of Cash Flow

For the nine months ended, September 30, 2007	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash provided by (used in) operations	$(303,603)	$652,130	$(160)	$348,367
Net cash used in investing activities	(172,509)	(470,825)	(24,130)	(667,464)
Net cash provided by (used in) in financing activities	465,126	(188,124)	23,533	300,535
Decrease in cash and equivalents	(10,986)	(6,819)	(757)	(18,562)
Cash and equivalents at beginning of year	15,571	12,610	1,192	29,373
Cash and equivalents at end of period	$4,585	$5,791	$435	$10,811

For the nine months ended, September 30, 2006	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash provided by (used in) operations	$180,128	$122,546	$(580)	$302,094
Net cash used in investing activities	(81,343)	(91,017)	(858)	(173,218)
Net cash provided by (used in) in financing activities	(152,839)	(21,555)	843	(173,551)
Increase (decrease) in cash and equivalents	(54,054)	9,974	(595)	(44,675)
Cash and equivalents at beginning of year	62,842	132	2,544	65,518
Cash and equivalents at end of period	$8,788	$10,106	$1,949	$20,843

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in the steel marketplace, our revenue growth, costs of raw materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Such predictive statements are not guarantees of future performance, and actual results could differ materially from our current expectations. Factors that could cause such predictive statements to turn out other than as anticipated or predicted include, among others:  changes in economic conditions affecting steel consumption, increased foreign imports, increased price competition, difficulties in integrating acquired businesses, risks and uncertainties involving new products or new technologies, changes in the availability or cost of steel scrap or substitute materials, increases in energy costs, occurrence of unanticipated equipment failures, and plant outages, labor unrest, and the effect of the elements on production or consumption.

In addition, we refer you to the sections denominated “Special Note Regarding Forward-Looking Statement” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as, in other reports which we, from time to time, file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors and variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. These reports are available publicly on the SEC Web site, www.sec.gov and on our Web site, www.steeldynamics.com. Forward-looking or predictive statements we make are based on our knowledge of our businesses and the environment in which they operate as of the date on which the statements were made. Due to these risks and uncertainties, as well as matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report. We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Income Statement Classifications

Net Sales. Net sales from steel operations are a factor of net tons shipped, product mix and related pricing. Net sales from steel fabrication are recognized from construction contracts utilizing a percentage-of-completion method, which is based on the percentage of steel consumed to-date as compared to the estimated total steel required for each contract. Steel fabrication revenues accounted for approximately 8% and 9% of our total net sales for the three months ended September 30, 2007 and 2006, respectively, and approximately 9% and 8% for the nine months ended September 30, 2007 and 2006, respectively. Our net sales are determined by subtracting product returns, sales discounts, return allowances and claims from total sales. We charge premium prices for certain grades of steel, product dimensions, or certain smaller volumes, and for value-added processing or coating of steel products. We also charge marginally higher prices for our value-added products. These products include hot rolled and cold rolled galvanized products, cold rolled products, and painted products from our Flat Roll Division, galvanized products from The Techs, certain special-bar-quality products from our Engineered Bar Products Division, and certain industrial truck and trailer products from our Steel of West Virginia operations.

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

Interest Expense. Interest expense consists of interest associated with our senior credit facilities and other debt, as described in the notes to our financial statements as set forth in our 2006 Annual Report on Form 10-K and as updated in the notes included in our 2007 quarterly filings on Form 10-Q, net of capitalized interest costs that are related to construction expenditures during the construction period of material capital projects.

Other (Income) Expense. Other income consists of interest income earned on our cash balances and any other non-operating income activity, including realized gains on short term investments. Other expense consists of any non-operating costs, including losses incurred due to interest rate hedging activities.

Acquisitions.

OmniSource. On October 26, 2007, we completed our acquisition of OmniSource Corporation, one of North America’s largest scrap recycling companies. We acquired all of the outstanding stock of OmniSource in a transaction valued at approximately $1.1 billion, including $425 million in cash, 9.7 million shares of Steel Dynamics common stock valued at approximately $455 million, and the assumption of approximately $220 million of debt, which was repaid at closing. OmniSource will operate as a wholly-owned subsidiary of Steel Dynamics and will continue to focus on the ferrous and nonferrous scrap processing, brokerage, and industrial scrap management needs of its customers. OmniSource operations will be reported in our steel scrap and scrap substitute operating segment.

The Techs. On July 2, 2007, we purchased The Techs for approximately $373.4 million, which was funded from our existing senior secured revolving credit facility. The Techs is a Pennsylvania-based flat-rolled steel galvanizing company, which consists of three non-union galvanizing facilities: GalvTech, MetalTech, and NexTech. Each facility specializes in the galvanizing of specific types of flat-rolled steels in non-automotive applications, servicing a variety of customers in the HVAC, commercial construction, and consumer goods markets. About

85% of The Techs sales are to customers in the eastern U.S. and the Midwest. In 2006, the privately held company shipped 958,000 tons of galvanized steel and generated revenues of $831 million.

We purchased The Techs to expand our market-share in the value-added steel coating business. With the addition of The Techs, we will have an annual estimated galvanizing capacity of approximately 2 million tons. The Techs complement our three existing galvanizing lines located in Butler, Indiana and Jeffersonville, Indiana. The purchase of The Techs will allow us to access markets that require widths or gauges that our existing facilities can not currently supply. The Techs operations are reflected in our steel operations segment beginning July 2007.

Elizabethton Herb & Metal. We purchased the property, plant and equipment and inventory of Elizabethton Herb & Metal, Inc (Elizabethton) on April 1, 2007. Elizabethton is comprised of two scrap processing yards located in Elizabethton and Johnson City, Tennessee. These two yards generally process in excess of 225,000 tons of ferrous scrap annually. Elizabethton supplied our Roanoke Bar Division with a portion of its steel scrap requirements before the purchase and will continue to do so. The Elizabethton operations are reflected in our steel scrap and steel scrap substitute operating segment beginning April 1, 2007.

In addition, due to the fact that the Roanoke Electric merger was effective April 11, 2006, the results of these operations are reflected in our results from the effective date of the merger through September 30, 2006.

Third Quarter Operating Results 2007 vs. 2006

Net income was $100.6 million or $1.06 per diluted share during the third quarter of 2007, compared with $118.7 million or $1.09 per diluted share during the third quarter of 2006. Our gross margin percentage was 20% during the third quarter of 2007, as compared to 27% for the third quarter of 2006 and as compared to 24% on a linked-quarter basis. The decrease in gross margin percentage for the third quarter of 2007 was affected by the operations of The Techs. The Techs generally elicits higher selling values, but operating margins are lower than we traditionally have experienced as The Techs purchases its substrate from external suppliers as opposed to our Flat Roll Division which produces its own. Our third quarter 2007 average consolidated selling price per ton shipped decreased $2 per ton, when compared to the second quarter of 2007, and at the same time costs associated with our metallic raw materials on a comparative basis decreased $21 per net ton consumed.

Gross Profit. During the third quarter of 2007, our net sales increased $244.7 million, or 27%, to $1,156.6 million, while our consolidated shipments increased 324,000 tons, or 26%, to 1.6 million tons, when compared with the third quarter of 2006. The increase in shipments was due primarily to increased shipments from the steel scrap and scrap substitute operations of 74,000 tons, along with shipment of approximately 231,000 tons from The Techs. Increases in shipments from our Flat Roll Division of approximately 46,000 tons and from our Structural and Rail Division of approximately 40,000 tons were partially offset by lower shipments of approximately 24,000 tons from the Roanoke Bar Division and approximately 17,000 tons from Steel of West Virginia. We expect continued strength at our Structural and Rail Division for steel that is used in the non-residential construction markets. In addition, demand for our flat-rolled steel should improve in the fourth quarter of 2007 due to inventory de-stocking and limited import levels.

As depicted by the following graph, our third quarter 2007 average consolidated selling price per ton shipped increased $4 compared with the third quarter of 2006. During the third quarter of 2007, inventories continued to decline at steel service centers and are at their lowest levels in two years. We are anticipating demand for flat-roll steel to improve in the fourth quarter due to inventory de-stocking and limited imports. Continued strength within the non-residential construction market has resulted in sustained strong demand for structural steel and building fabrication products. Currently, we expect improved market conditions in the fourth quarter. However, the improved market conditions could be offset by scheduled outages for upgrades at three of our five mills. We anticipate our steel scrap costs will be in the same range as the third quarter of 2007.

Average Consolidated Quarterly Sales Price

Generally, we incur higher production costs when manufacturing value-added products such as cold rolled, galvanized, and painted flat roll steels, and special-bar-quality steels. The following table depicts our product-mix by major product category including inter-divisional shipments for the three and nine-month periods ended September 30, 2007 and 2006, based on tons shipped.

		Three Months Ended		Nine Months Ended
		2006	2007	2006	2007
Flat Rolled:	Hot Band	21%	20%	23%	21%
	Pickled & Oiled	2	3	2	2
	Cold Rolled	2	3	3	2
	Cold Rolled Galvanized	8	6	9	6
	Hot Rolled Galvanized	8	5	8	6
	Painted	4	3	5	3
Structural:	Wide Flange Beams, H-Piling and Specialty	24	20	23	23
Bar:	SBQ and Merchant Shapes	20	15	17	18
Fabrication:	Joists, Girders and Decking	5	4	4	4
Scrap and Scrap Substitutes		6	21	6	15
		100%	100%	100%	100%

Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost. Our metallic raw material cost per net ton consumed increased $10 during the third quarter of 2007 as compared to the third quarter of 2006 and decreased $21 on a linked-quarter basis. During the third quarter of 2007 and 2006, respectively, our metallic raw material costs represented 42% and 55% of our total manufacturing costs. During the second quarter of 2007, our metallic raw material costs represented 58% of our total manufacturing costs. This linked-quarter decrease was primarily due to the inclusion of the operating results of The Techs, which purchases its substrate from external suppliers rather than consuming metallic raw materials in an electric arc furnace.

Historically our metallic raw material costs represented between 45% and 50% of our total manufacturing costs; however, this percentage increased to as high as 65% in 2004, when the industry encountered historically high steel scrap prices. We anticipate steel scrap prices to remain relatively stable in the fourth quarter.

Quarterly Charge in Cost of

Metallic RawMaterials Consumed

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $54.5 million during the third quarter of 2007, as compared to $46.2 million during the same period in 2006, an increase of $8.3 million, or 18%. During both the third quarter of 2007 and 2006 our selling, general and administrative expenses represented 5% of our total net sales.

We recorded expense of $13.0 million and $14.5 million during the third quarter of 2007 and 2006, respectively, related to our Steel Dynamics performance-based profit sharing plan allocation, which is currently calculated as 8% of pretax earnings. Our board of directors approved an increase from 6% to the current 8% in the profit sharing rate effective August 1, 2006, in recognition of the additional plan participants added as a result of the Roanoke Electric merger.

Interest Expense. During the third quarter of 2007, gross interest expense increased $11.9 million to $19.8 million and capitalized interest increased $4.9 million to $5.2 million, when compared to the same period in 2006. The increase in gross interest expense is a result of increased borrowings under our senior secured credit facilities, including our $550 million Term A Loan which was issued mid-September. These additional borrowings were primarily the result of funding the purchase of The Techs and the purchase of approximately 4.9 million shares of our common stock during the third quarter. The interest capitalization that occurred during these periods resulted primarily from the interest required to be capitalized with respect to construction activities at our Engineered Bar Products, Structural and Rail, and steel fabrication divisions. We currently anticipate gross interest expense to increase in the fourth quarter as compared to the third quarter due to the issuance on

October 12, 2007, of $700 million of 7 3/8 % Senior Notes due 2012, from which the net proceeds were used in part to finance our acquisition of OmniSource.

Other (Income) Expense. Other income was $602,000 during the third quarter of 2007, as compared to $974,000 during the same period in 2006. During 2007 other income was principally composed of certain non-operating revenues recognized at several of the Roanoke Electric subsidiaries. During the third quarter of 2006, other income was principally from the sale of certain equity securities held as short-term investments. .

Income Taxes. During the third quarter of 2007, our income tax provision was $59.3 million, as compared to $73.4 million during the same period in 2006. Our effective income tax rate was 37.1% and 38.2%, during the third quarters of 2007 and 2006, respectively. We decreased our estimated annual effective tax rate in the second quarter of 2007 to 37.5% to reflect, among other things, the recognition of research and development tax credits and the increase in the Domestic Production Activities Deduction from 3% to 6% of qualifying domestic activities income, effective January 1, 2007.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48. Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have significant impact on our financial position or results of operations.

As of January 1, 2007, we had unrecognized tax benefits of $24.0 million, including interest and penalties. There has been no significant change in the unrecognized tax benefits during the nine months ended September 30, 2007. If recognized, the effective tax rate would be affected by the unrecognized tax benefits. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. Our January 1, 2007 tax contingencies included $1.7 million of interest and penalties.

We file U.S. federal income tax returns as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) completed an examination of our federal income tax returns for 1997 through 2001 in the third quarter of 2007. The final examination adjustments did not result in a material change to our financial position or results of operations. We may be subject to examination by the IRS for calendar years 2004 through 2006. We are currently under examination by the state of Indiana for calendar years 2000 through 2005. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of this audit or other state audits. Based on the current audits in process, the payment of taxes as a result of audit settlements, could be from zero to $27.0 million during the next twelve months. We are no longer subject to state and local tax examinations by tax authorities for years ended before 2004 for other major state tax jurisdictions.

First Nine Months Operating Results 2007 vs. 2006

Net income was $296.7 million or $3.02 per diluted share during the first nine months of 2007, compared with $291.6 million or $2.74 per diluted share, during the first nine months of 2006.

Gross Profit. During the first nine months of 2007, our net sales increased $534.5 million, or 22%, to $2.9 billion, and our consolidated shipments increased 536,000 tons, or 15%, to 4.0 million tons, compared with the first nine months of 2006. The increase in shipments was due in part to the inclusion of The Techs, acquired in July 2007. The Techs shipments were approximately 231,000 tons. In addition, shipments at the Structural and Rail Division increased approximately 144,000 tons; shipments at the Roanoke Bar Division increased approximately 141,000 tons; and shipments from Steel Scrap and Scrap Substitute operations increased approximately 207,000 tons. The increase in consolidated volumes were somewhat offset by decreased shipments from the Flat Roll Division, due to the continued softness in the flat rolled sheet markets, and increased intercompany activity. During the first nine months of 2007 our average consolidated selling price per ton shipped increased $42, or 6%, to $723, as compared with the same period of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $148.5 million, during the first nine months of 2007, as compared to $117.0 million, during the same period in 2006, an increase of $31.5 million, or 27%. The increase was attributed, in part, to the increase in combined profit sharing expense of $8.1 million and the additional expenses of approximately $9.5 million associated with the inclusion of the SG&A costs of Elizabethton and The Techs during 2007. During the first nine months of 2007 and 2006, respectively, selling, general and administrative expenses represented approximately 5% of net sales.

Interest Expense. During the first nine months of 2007, gross interest expense increased $13.2 million, or 54%, to $37.6 million, and capitalized interest increased $7.7 million, as compared to the same period in 2006. The increase in gross interest expense is a result of increased borrowings under our senior secured credit facilities and note issuances. These additional borrowings were primarily the result of funding the purchase of The Techs and the purchase of approximately 10.6 million shares of our common stock during 2007. In addition, during the first quarter of 2007, interest expense was reduced by $3.4 million due to the recognition of unamortized bond premium related to the redemption of our 9½% Senior Notes due 2009 (9½% Notes). Capitalized interest during these periods resulted primarily from the interest required to be capitalized with respect to the construction activities at our Engineered Bar Products, Structural and Rail and steel fabrication divisions.

Other (Income) Expense. Other expense was $10.2 million during the first nine months of 2007, as compared to other income of $2.9 million, during the same period of 2006. The increase in other expense during 2007 primarily resulted from the $7.1 million call premium associated with the redemption of our 9½% Notes and the related termination of a fixed-to-floating interest rate swap resulting in a $5.0 million loss on hedging activities.

Income Taxes. During the first nine months of 2007, our income tax provision was $176.9 million, as compared to $171.5 million, during the same period in 2006. During the first nine months of 2007 and 2006, our effective income tax rate was 37.4% and 37.0%, respectively.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements, and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity offerings, long-term borrowings, and state and local grants.

Working Capital. During the first nine months of 2007, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals, increased $57.0 million to $715.9 million compared to December 31, 2006. Trade receivables increased $83.1 million, or 20%, during the first nine months of 2007 to $491.5 million, of which approximately 98% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 8% and 13% of our outstanding trade receivables at September 30, 2007 and December 31, 2006, respectively. During the first nine months of 2007, our inventories increased $175.2 million, or 31%, to $744.5 million. Raw materials, primarily steel scrap inventories, increased significantly during the first nine months of 2007 for all of our steelmaking divisions and were the primary driver of total inventory increases. Our trade payables and general accruals increased $204.0 million, or 84%, during the first nine months of 2007. Operational working capital was also increased due to the acquisition of The Techs during 2007.

Capital Expenditures. During the first nine months of 2007, we invested $255.8 million in property, plant and equipment, of which $171.8 million, or 67%, related to the construction of a second rolling mill at our Structural and Rail Division; and the continued reconfiguration of the three joist plants acquired in April 2006 pursuant to the Roanoke Electric merger. The remaining capital expenditures represented improvement projects at our other existing facilities, including the addition of Galvalume coating capabilities and a paint line facility at our Jeffersonville, Indiana facility. We believe these capital investments will increase our net sales and related cash flows as each project develops.

Capital Resources and Long–term Debt. During the first nine months of 2007, our total outstanding debt increased $762.6 million to $1,201.5 million. During the first nine months of 2007, holders of our 4.0% convertible subordinated notes converted $250,000 of the notes to Steel Dynamics common stock, resulting in the issuance of 29,000 shares from our treasury reserves. There are currently 4.4 million shares still available for conversion pursuant to these notes. Our long-term debt to capitalization ratio, representing our long-term debt divided by the sum of our long-term debt and our total stockholders’ equity, was 53% and 26% at September 30, 2007 and December 31, 2006, respectively.

On September 11, 2007, we amended our existing $750 million senior secured credit facility to allow for the addition of a $550 million Term A Loan Facility (Term A Loan). The net proceeds for the Term A Loan were used to repay a portion of the borrowings outstanding under the $750 million senior secured revolving credit facility, which had been used to fund our recent purchase of The Techs; to fund additional share repurchases pursuant to our share repurchase program; to fund various capital expenditures; and for general working capital purposes.

The combined facilities are due June 2012 and are secured by substantially all of our and our wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of our wholly-owned subsidiaries’ capital stock. The addition of the Term A Loan resulted in an increase of 50 basis points in the related senior secured facility variable rate pricing grid. The Term A Loan amortizes 2.5% per quarter beginning December 2007, with the remaining principal due at maturity.

At September 30, 2007, there were outstanding borrowings of $97.0 million under our $750.0 million senior secured revolving credit facility. The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiaries receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions; and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement, as amended and restated. We were in compliance with these covenants at September 30, 2007, and expect to remain in compliance during the next twelve months.

On October 12, 2007, we issued $700 million of 7 3/8 % Senior Notes due 2012, which are non-callable. The net proceeds from the 7 3/8 % Notes were used to finance our acquisition of OmniSource and to repay a portion of the amounts then outstanding under our senior secured revolving credit facility.

Common Stock Purchases. On August 29, 2007, our board of directors authorized an increase of 5 million shares to our existing share repurchasing program. During the three months ended September 30, 2007, we purchased 4.9 shares of our common stock in open market trades at an average purchase price of $40.56. These purchases were made pursuant to programs authorized by our board of directors. As of September 30, 2007, 5.0 million shares remain authorized and available for purchase.

Cash Dividends. During the third quarter of 2007, our board of directors approved a $.10 per common share regular quarterly cash dividend, and the continuation of a special dividend of $.05 per common share, to be distributed in addition to our regular quarterly cash dividend. The combined $.15 per common share dividend was payable to shareholders of record at the close of business on September 29, 2007, and was paid on October 12, 2007. We anticipate continuing comparable quarterly cash dividends. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs, and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Other. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next two years for making required payments of principal and interest on our indebtedness, funding working capital requirements, and funding anticipated capital expenditures.

Other Matters

Inflation. We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies. We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring, and compliance. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations are subject to change, and we may become subject to more stringent environmental laws and regulations in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. In the normal course of business we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we, at times, use interest rate swaps to manage net exposure to interest rate changes related to our borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. At September 30, 2007, the following changes had occurred regarding our interest rate risk when compared to the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

On April 3, 2007, we issued $500 million of our 6¾% Notes, and a portion of the net proceeds were used to redeem our existing $300 million 9½% Notes. In connection with the redemption, we also terminated our underlying $200 million fair-value interest rate swap.

On June 19, 2007, we amended, restated and expanded our existing senior secured revolving credit facility from the prior $350 million level to a renewed 5-year $750 million facility. Subject to certain conditions, we have the opportunity to increase the facility by an additional $350 million. The amended facility’s pricing grids for both drawn and undrawn amounts are based on our consolidated leverage ratio. On September 11, 2007, we further amended our existing $750 million senior secured credit facility to allow for the addition of a $550 million Term A Loan Facility, which utilizes the same pricing grid as the revolver. This grid was increased by 50 basis points at the time of the addition of the Term A Loan and will revert back to its original structure upon full payment of the Term A Loan. The Term A Loan amortizes quarterly at 2.5% beginning December 2007, with the remaining principal due at maturity.

On October 12, 2007, we issued $700 million of 7 3/8 % Senior Notes due 2012, which are non-callable. The net proceeds from the 7 3/8 % Notes were used to finance our acquisition of OmniSource and to repay a portion of the amounts then outstanding under our senior secured revolving credit facility.

Commodity Risk. In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas, and alloys. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand. Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities, without regard to actual usage, for periods of up to two years for physical delivery of physical commodity requirements and for up to 15 years for commodity transportation requirements. Historically, we have fully utilized all such “take or pay” requirements and we believe that our future  production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. At September 30, 2007, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as we use that term and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We completed the acquisition of The Techs on July 2, 2007, at which time The Techs became a subsidiary of the company. We will exclude The Techs from our assessment of and conclusion on the effectiveness of our internal controls over financial reporting. See Note 2 included in our unaudited condensed consolidated financial statements contained in this Quarterly Report for further details on the transaction.

We are currently in the process of evaluating internal controls and procedures of The Techs.

(b)  Changes in Internal Controls Over Financial Reporting. Except for the acquisition of The Techs, during the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

There are no material pending legal proceedings required to be described in this report.

ITEM 1A. RISK FACTORS.

No material changes have occurred to the indicated risk factors as disclosed in our 2006 Annual Report on Form 10-K and subsequently updated in our March 31, 2007 Form 10-Q, filed May 7, 2007.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(C) Share Repurchases

The following table indicates shares repurchases pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2007.

				Total Shares Still
				Available For
Period	Total Shares	Average Price	Total Program	Purchase
2007	Purchased	Paid Per Share	Shares Purchased	Under the Program

July 13-31	665,790	$43.00	665,790	4,257,566
August 1-31	3,139,500	39.08	3,805,290	6,118,066
September 4-28	1,073,467	43.35	4,878,757	5,044,599

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

4.8*

Registration Rights Agreement between Steel Dynamics, Inc. as Issuer and Banc of America Securities LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated as Initial Purchasers, dated as of October 12, 2007, re $700,000,000 of our 7 3/8% Senior Unsecured Notes due 2012.

4.9*

Indenture relating to Registrant’s issuance of $700 million Senior Unsecured Notes, dated as of October 12, 2007, between Steel Dynamics, Inc. as Issuer and the Initial Subsidiary Guarantors, and The Bank of New York Trust Company N.A. as Trustee.

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

November 9, 2007

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer