Form 10-K
period 2007-12-31
STEEL DYNAMICS INC
filed 2008-02-27
CIK 1022671

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21719

Steel Dynamics, Inc.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1929476 (IRS Employer Identification No.)
6714 Pointe Inverness Way, Suite 200, Fort Wayne, IN (Address of principal executive offices)	46804 (Zip Code)

Registrant's telephone number, including area code: (260) 969-3500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.005 par value	Nasdaq Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒	Accelerated file ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2007, was approximately, $3,592,776,815. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 14, 2008, Registrant had outstanding 94,281,746 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to April 30, 2008, are incorporated herein by reference.

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

    Environmental Protection Agency or related state agencies, on pending or future environmentally related construction or operating permits;

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

        We also refer you to and believe that you should carefully read the "Risk Factors" discussion at Item 1A of this report to better understand the risks and uncertainties inherent in our business or in owning our securities.

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

ITEM 1.    BUSINESS

Our Company

        We are one of the largest steel producers and, with our acquisition of OmniSource Corporation, one of the largest scrap processors in the United States based on a current estimated annual steelmaking capability of approximately 5.3 million tons and an estimated scrap processing and brokerage volume of 6.0 million tons of ferrous and 800 million pounds of nonferrous metalics. Actual 2007 steel production was 5.0 million tons. Our 2007 consolidated shipments, excluding shipments between our operating divisions, totaled 6.2 million tons, which includes steel making, fabrication and scrap processing. During 2007, our net sales were $4.4 billion.

  •
  Steel Operations.    Steel operations include our Flat Roll Division, which operates plants in Butler and Jeffersonville, Indiana; our Structural and Rail Division, which operates a plant in Columbia City, Indiana; our Engineered Bar Products Division, which operates a plant in Pittsboro, Indiana; our Roanoke Bar Division, which operates a plant in Roanoke, Virginia; and our Steel of West Virginia (SWVA) operations, which operate plants in Huntington, West Virginia and Memphis, Tennessee. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting and automated rolling mills. The Techs Holdings Inc. (The Techs) which consists of three facilities in Pittsburgh, Pennsylvania, produces a variety of galvanized sheet products using the substrate material from external suppliers and from our Flat Roll Division. Steel operations accounted for 81% of our consolidated net sales during 2007.

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

  •
  Fabrication Operations.    Fabrication operations include our five New Millennium Building Systems plants located in Butler, Indiana; Lake City, Florida; Salem, Virginia; Florence, South Carolina; and Continental, Ohio. The operations located in Salem, Florence and Continental were acquired in 2006 pursuant to the Roanoke Electric merger. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Fabrication operations accounted for 8% of our consolidated net sales during 2007.

  •
  Steel Scrap and Scrap Substitute Operations.    Steel scrap and scrap substitute operations include, on the scrap side, the revenues and expenses associated with our own direct scrap sourcing operations, as well as with the operations of OmniSource Corporation (OmniSource), Elizabethton Herb and Metal (Elizabethton), and Shredded Products; and, on the scrap substitute side, the revenues and expenses associated with our scrap substitute manufacturing facility, Iron Dynamics (IDI). Output from these operations is used as raw materials within our steel operations or is sold or brokered to third parties. During 2007, approximately 33% of these operations sales were to our steel mills, and we expect this percentage to increase during 2008. Steel Scrap and Scrap Substitute operations accounted for 9% of our consolidated net sales during 2007.

Acquisitions

        The Techs.    On July 2, 2007, we purchased The Techs for approximately $373.4 million, which was funded from our existing senior secured revolving credit facility. The Techs is a Pennsylvania-based flat-rolled steel galvanizing company, which consists of three non-union galvanizing facilities: GalvTech, MetalTech, and NexTech. Each facility specializes in the galvanizing of specific types of flat-rolled steels in non-automotive applications, servicing a variety of customers in the HVAC, commercial construction, and consumer goods markets. About 85% of The Techs sales are to customers in the eastern U.S. and the Midwest. In 2006, the privately held company shipped 958,000 tons of galvanized steel and generated revenues of $831 million. We purchased The Techs to expand our market-share in the value-added steel coating business. With the addition of The Techs, we have an annual estimated galvanizing capacity of approximately 2 million tons. The Techs complement our three existing galvanizing lines located in Butler, Indiana and Jeffersonville, Indiana. The purchase of The Techs allows us to access markets that require widths or gauges that our existing facilities can not currently supply. The Techs operations are reflected in our steel operations segment beginning July 2007.

        OmniSource Corporation.    On October 26, 2007, we completed our acquisition of OmniSource Corporation, one of North America's largest scrap recycling companies. We acquired all of the outstanding stock of OmniSource in a transaction valued at approximately $1.1 billion, including $449.1 million in cash, 9.7 million shares of Steel Dynamics common stock valued at approximately $455.0 million, and the assumption of approximately $210.6 million of debt, which we repaid at closing. OmniSource will operate as a wholly-owned subsidiary of Steel Dynamics and will continue to focus on the ferrous and nonferrous scrap processing, brokerage, and industrial scrap management needs of its customers, as well as our own ferrous scrap needs. OmniSource operations are reported in our steel scrap and scrap substitute operating segment.

        Elizabethton Herb and Metal.    We purchased the property, plant, equipment and inventory of Elizabethton on April 1, 2007. Elizabethton is comprised of two scrap processing yards located in Elizabethton and Johnson City, Tennessee. These two yards generally process in excess of 225,000 tons of ferrous scrap annually. Elizabethton supplied our Roanoke Bar Division with a portion of its steel scrap requirements before the purchase and continues to do so. The Elizabethton operations are reflected in our steel scrap and scrap substitute operating segment beginning April 1, 2007.

Financing

        At December 31, 2007, our total outstanding debt was $2.0 billion. Our total debt to capitalization ratio, representing our total debt divided by the sum of our total debt and our total stockholders' equity, was 57% at December 31, 2007.

        We have a five-year $750 million senior secured revolving credit facility, which includes a provision to increase the new facility by as much as $350 million under certain circumstances. At December 31, 2007 there were outstanding borrowings of $239.0 million under the revolving credit facility, which was classified as a current maturity on our consolidated balance sheet.

        On September 11, 2007, we amended our existing $750 million senior secured revolving credit facility to allow for the addition of a $550 million Term A Loan Facility (Term A Loan). The Term A Loan amortizes at 2.5% per quarter beginning in December 2007, with the balance due on June 19, 2012. The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiary's receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. We were in compliance with these covenants at January 31, 2008, and expect to remain in compliance during the next twelve months.

        Steel Dynamics, Inc. was incorporated in August 1993, in Indiana. We maintain our principal executive offices at 6714 Pointe Inverness Way, Suite 200, Fort Wayne, Indiana 46804. Our telephone number is (260) 969-3500. At December 31, 2007, we had 5,940 employees, of which approximately 14% are represented by collective bargaining agreements at the SWVA operation and at certain OmniSource locations.

Competitive Strengths

        We believe that the following are some of our competitive strengths:

  One of the Lowest Cost Producers in the United States; State-of-the-Art Facilities

        We believe that our facilities are among the lowest-cost steel producing facilities in the United States. Our low operating costs are primarily a result of our efficient plant designs and operations, our high productivity rate, such as our productivity rate of approximately 0.3 man hours per hot band ton produced at our Flat Roll Division's mini-mill, low ongoing maintenance cost requirements and strategic locations near sources of our primary raw material, scrap steel and our customers.

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

  Diversified Product Mix

        Our current products on a company-wide basis include hot rolled, cold rolled, galvanized, Galvalume® and painted sheet steel; various structural steel beams and rails; special bar quality steel; various merchant steel products, including beams, angles, flats and channels; and steel joists and deck materials. We are in the process of constructing a second structural rolling mill at our Columbia City, Indiana facility. In addition, our acquisition of The Techs expands our galvanizing capabilities. This diversified mix of products enables us to access a broader range of end-user markets, serve a broader customer base and mitigate our exposure to cyclical downturns in commodity grade flat-rolled products or in any one product or end-user market. During 2007, we further increased the extent of our diversification to include both ferrous and nonferrous scrap processing, scrap management, transportation, and brokerage and trading products and services through our acquisition of OmniSource.

  Strategic Geographic Locations

        The locations of our steelmaking facilities, near sources of scrap materials and near our customer base, allow us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. Steel scrap and scrap substitutes represent the most significant component of our costs of manufacturing. Our mini-mills are located in the Upper Midwest and South Eastern United States, regions which we believe account for a majority of the total scrap produced in the United States. Our Jeffersonville, Indiana galvanizing facility, located on the Ohio River, also provides us with an expanded geographic reach to Southern markets. Our scrap processing facilities are located in multiple states throughout the Midwest and South Atlantic regions.

Business Strategy

  Expand Product Offerings

        The completion of our structural and rail mill expansion, the completion of the paint line by our Flat Roll Division, our acquisitions of the Pittsboro, Indiana bar mill and the Jeffersonville, Indiana galvanizing facility, as well as the expansions and upgrades of both facilities, notably the bar finishing facility in Pittsboro, and the addition of a paint line and Galvalume® production capabilities in Jeffersonville are important steps in pursuing our strategy of product line expansion. The Structural and Rail Division is strategically located to serve the Upper Midwest, Northeast and Canadian markets, which we believe are attractive and under-served markets. Our strategy to expand our flat rolled steel product offerings is to focus on the production of high value-added light gauge products, galvanized products and various coated products. The margins on high value-added products typically exceed those of the commodity grade and the number of producers that make them is more limited. Our Engineered Bar Products Division is likewise strategically located to cost-effectively serve SBQ markets. Our addition of OmniSource expands our product offerings with an array of both ferrous and nonferrous scrap products and services.

        We will continue to seek additional opportunities to further expand our range of products through the expansion of existing facilities, greenfield projects and acquisitions of other steel producers or steelmaking assets as well as scrap recycling companies that may become available through the continuing consolidation of both the domestic steel and recycling industries.

  Enter New Geographic Markets

        We may seek to enter new steel markets in strategic geographic locations that offer attractive growth opportunities. The recent acquisition of The Techs, in Pittsburg, PA and our expansion of the Jeffersonville facility on the Ohio river, which provides access to southern markets, are examples of such activities. In addition, the location of some of our recently acquired scrap processing faculties further expands our geographic service areas.

  Continue to Maintain Low Production Costs

        We are focused on continuing to maintain one of the lowest operating cost structures in the North American steel industry, based upon operating cost per ton. We will continue to strive to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit costs of production at each of our facilities.

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

Available Information

        Our internet website address is http://www.steeldynamics.com. We make available on our internet website, under "Investor Relations—SEC Filings," free of charge, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC., our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, our Code of Ethics for Principal Executive Officers and Senior Financial Officers and any amendments thereto to or waivers thereof, as well as our Audit, Compensation and Nominating and Corporate Governance Committee charters. We do not intend to incorporate the contents of our or any other website into this report.

Our Business

Steel Operations

  Flat Roll Division

        Our Butler, Indiana, mini-mill manufactures flat rolled, hot rolled, cold rolled and coated steel products. It currently has an estimated annual production capacity of 2.8 million tons. We produced 2.6 million tons at this facility during each year of 2006 and 2007. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, our mini-mill was one of the first U.S. flat roll mini-mills to achieve ISO 9001:2000—ANSI/ISO/ASQ Q9001-2000 certification. We believe that these certifications have enabled us to serve a broader range of customers who may require certifications for themselves or to satisfy the end-users of our steel products.

        We have two twin-shell electric arc furnaces, which enable us to melt scrap in one vessel while tapping the other vessel and refilling it with scrap and scrap substitute to make it ready for the next heat. This results in more heats and greater productivity per shift. We have three ladle metallurgy stations, two continuous thin-slab casters which produce a two-inch slab, and two tunnel furnaces. Our hot rolling mill, which progressively reduces the slab in thickness, consists of a seven-strand rolling mill capable of rolling sheet steel down to 1.0mm, with excellent surface quality, which enables us to access markets previously available only to more costly cold finished material.

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

        From a central coil storage area, our hot band coils enter the cold mill and are processed through our continuous pickle line. Once pickled, we can move our coils in one of three directions: we can (1) ship pickled and oiled coils directly to customers from the continuous pickled line as finished product; (2) galvanize coils on our hot-rolled galvanizing line to be then sold as finished product; or (3) process coils through our cold reversing mill. Coils that have been processed through our cold reversing mill are typically either galvanized on our cold-rolled galvanizing line or annealed. Cold rolled galvanized can either be sold as finished product or further processed through our on-site paint line. Annealed coils are processed through our temper mill and sold as cold rolled product or processed through our paint line.

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

        Our Jeffersonville, Indiana, cold rolled galvanizing facility is located within the Clark Maritime Centre on the Ohio River. The galvanizing line has an estimated capacity of between 300,000 and 350,000 tons per year and is capable of coating cold rolled steel in gauges from .008 to .045 inches and in widths between 24 and 60 inches. This gauge range is lighter than that available from our Butler facility and creates further expansion of our value added product offerings. The galvanizing line was built in 1999 and is similar to the cold rolled galvanizing line at our Butler mill. We are in the process of expanding our offering of value-added flat-rolled steel products at our Jeffersonville facility through the addition of three strategic capabilities. This expansion involves approximately $51.0 million in plant and equipment in order to produce pre-painted steel, acrylic-coated steel and Galvalume® coated steel. Galvalume® capabilities were in place and began operating in the third quarter of 2007. The remaining construction was recently completed during the fourth quarter of 2007. Production of painted and acrylic coated steel is expected to commence in early 2008. This paint line is estimated to have an annual capacity by 190,000 tons.

        Our Butler cold mill provides our Jeffersonville facility with cold rolled material. The Ohio River location of our Jeffersonville facility also creates opportunities for market expansion into other geographic regions.

  The Techs

        The Techs which we acquired in July of 2007 is a Pennsylvania-based flat-rolled steel galvanizing company, which consists of three galvanizing facilities: GalvTech, MetalTech, and NexTech. Each facility specializes in the galvanizing of specific types of flat-rolled steels in non-automotive applications, servicing a variety of customers. The Techs complement our three existing galvanizing lines. The purchase of The Techs will allow us to access markets that require widths or gauges that our existing facilities can not currently supply.

        NexTech is capable of coating cold rolled steel in gauges from .007 to .022 inches and in widths between 24 and 43.5 inches. Its estimated coating capacity is 140,000 to 160,000 tons per year. GalvTech is capable of coating cold rolled steel in gauges from .011 to .045 inches and in widths between 24 and 62 inches. Its estimated coating capacity is 440,000 to 480,000 tons per year. MetalTech is capable of coating cold rolled steel in gauges from .030 to .130 inches and in widths between 24 and 52 inches. Its estimated coating capacity is 330,000 to 370,000 tons per year. From the effective date of the merger July 2, 2007 through December 31, 2007 The Techs coated 448,000 tons.

  Structural and Rail Division

        Our Columbia City, Indiana, structural mini-mill is currently designed to have an annual production capacity of up to 1.2 million tons of structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard and premium grade rails for the railroad industry.

        Descriptions of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Each of our mills can and do roll many different types and sizes of products. Therefore our capacity estimates assume a typical product mix.

        We produced 1.0 million tons and 1.2 million tons at this facility during 2006 and 2007, respectively. Our facility melts scrap and scrap substitutes in a single-shell electric arc furnace, although we have a second single-shell furnace which currently provides us with backup melting capability, and will be the source of the steel required by our new rolling mill project described below. Our continuous caster casts three strands, expandable to four, of various sized blooms and beam blanks, in varying lengths of 17 to 48 feet. We can transport the cast strands either directly through a reheat furnace to our advanced four-stand, all reversing, hot rolling mill, or into a storage area for rolling at a later time. In the hot rolling mill, we can roll the product into either a structural steel product or a rail product.

        During 2007, we announced the addition of a $240 million second rolling mill and caster that will be located adjacent to the current structural mill. This expansion will ultimately double the mill's capacity to 2.2 million tons and will allow us to produce a higher volume of rail products and add lighter-weight structural shapes and merchant bars to our product offerings. We began constructing the facility during 2007 and anticipate steel shipments to begin during the third quarter of 2008.

        For the production of rail products, we fitted our caster with special molds and segments to cast 13"×10" blooms required for rail production. We are currently capable of manufacturing highly desirable 240 feet rail lengths, which no one else presently produces in or imports into the U.S. or Canadian rail markets, and we plan to be able to produce rail lengths of up to 320 feet. We completed a rail-welding facility during the first quarter of 2007, which we use to weld our longer length rails to lengths of 1,600 feet. We produced and shipped approximately 10,000 tons of industrial quality rails during 2007.

  Engineered Bar Products Division

        We purchased our Pittsboro, Indiana, bar mini-mill in September 2002, and during 2004 completed a thorough upgrade and retrofit of the mill. The mill now produces a broad array of special bar quality (SBQ), merchant bar quality (MBQ), and reinforcing bar products. The mill was originally constructed in 1997 as an SBQ mill and, as upgraded, consists of a 100-ton single-shell AC furnace, a three-strand continuous caster capable of casting both a 7"×7" billet and a 14"×10" bloom, a reheat furnace, and a rolling mill consisting of a roughing mill and intermediate mill, as well as reducing and sizing blocks used in the production of SBQ rounds. SBQ products are uniquely designed to be in motion and include such items as gears, shafts and forgings. The Pittsboro facility can produce SBQ rounds in sizes from 1 1/2" to 9" and SBQ round cornered squares in sizes from 2" to 8".

        During 2006 we constructed a bar finishing facility adjacent to the Pittsboro mill and commenced operations during the second half of the year, adding various downstream finishing operations for our SBQ steel bars. The facility has an estimated annual processing capacity of 160,000 tons. Processing operations include turning, polishing, straightening, chamfering, precision saw-cutting and heat-treating capabilities. In addition, non-destructive testing services are available, including eddy current, flux leakage and ultrasonic inspection. The additional processing capabilities provide essential processes and services that have been requested by SDI's growing SBQ customer base.

        The Pittsboro facility has an estimated annual production capacity of between 500,000 and 600,000 tons. We produced 523,000 tons and 567,000 tons during 2006 and 2007, respectively at this facility, of which substantially all of the production was SBQ products, and we expect to employ this facility primarily for the manufacture of SBQ products. During 2007, we announced a substantial capacity expansion of our Pittsboro facility, in the range of 250,000 tons. This expansion, which represents an increase in capacity of 50%, has been delayed until early 2009 due to equipment delivery delays.

  Roanoke Bar Division

        We acquired our Roanoke, Virginia, mini-mill in April 2006, pursuant to the Roanoke Electric merger. The mill was originally constructed in the mid-1950's and went through several major upgrades and expansions during the past 50 years. Currently, the mill consists of a primary 100-ton electric arc furnace, a ladle metallurgical furnace, a five-strand continuous caster capable of casting up to a 6 inch square billet, a reheat furnace, and a rolling mill with automatic in-line straightening, shearing and bundling capabilities.

        The Roanoke mill has an estimated annual production capacity of 500,000 tons of finished products, while its annual melting capacity is 650,000 tons. From the effective date of the merger, April 11, 2006, through December 31, 2006, the mill produced 330,000 tons of various merchant shapes, including angles, plain rounds, flats, channels, and reinforcing bars of various lengths and sizes; and produced 477,000 tons of billets. In 2007, the Roanoke mill produced 435,000 tons of finished steel and 616,000 tons of billets. The excess steel billet production is sold to mills without sufficient melting capacities.

  Steel of West Virginia

        We acquired our Steel of West Virginia mini-mill in April 2006, pursuant to the Roanoke Electric merger. The facility in its current configuration dates back to the 1950's; although it has undergone significant modernizations and upgrades during the 1980's and 1990's. The plant consists of two 70-ton electric arc furnaces, a three strand continuous caster capable of casting squares from 4"×4" to 8"×8" and rectangles from 5"×4" to 6"×9 3/4", two rolling mills and various types of fabrication equipment. Unlike most other mini-mills, Steel of West Virginia frequently performs finishing operations on its products, such as cutting to length, additional straightening, hole punching, shot blasting, welding and coating. Through this additional finishing, we create custom finished products that are generally placed directly into our customers' assembly operations. Steel of West Virginia has fabrication facilities in Huntington, West Virginia and Memphis, Tennessee.

        The Steel of West Virginia mini-mill has an estimated annual production capacity of 315,000 tons of finished products. From the effective date of the merger, April 11, 2006, through December 31, 2006, the mill produced 192,000 tons of various merchant and structural steel products. In 2007, Steel of West Virginia produced 276,000 tons. The niche markets supplied with these productions include truck trailers, industrial lift trucks, guardrail posts, manufactured housing, mining and off-highway construction equipment.

Fabrication Operations

  New Millennium Building Systems

        Our fabrication operations consist of five production facilities located in Butler, Indiana; Continental, Ohio; Florence, South Carolina; Lake City, Florida; and Salem, Virginia. Our Butler and Lake City plants were part of New Millennium Building Systems since commencement of original operations in 2000 and 2005, respectively. Our Continental, Florence and Salem plants were acquired in April 2006, pursuant to the Roanoke Electric merger. During 2007, we completed a modernization of these acquired facilities. This was undertaken to enhance product capabilities and efficiency.

        New Millennium produces steel building components, including steel joists, girders, and trusses. Our individual joist products include bowstring, arched, scissor, double-pitched and single-pitched joists. Our Butler and Lake City plants also produce steel roof, form, and composite floor decking. This decking capacity was also added to Salem, VA in late 2007. These products are sold to the non-residential building components market. Total production of all products was 277,000 tons during 2007. Our Flat Roll Division and Roanoke Bar Division supply a substantial portion of the steel utilized in these manufacturing operations.

Steel Scrap and Scrap Substitute Operations

        We sell various grades of ferrous scrap metals to steel mills and foundries, and we sell various grades of nonferrous metals such as copper, brass, aluminum and stainless steel to aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, smelters, specialty mills, alloy manufacturers and other consumers. Ferrous scrap metal is the primary raw material for electric arc furnaces such as those operated by our steel mills. Our mills do not utilize the nonferrous scrap.

        We purchase ferrous and nonferrous scrap metals, processed and unprocessed, from a variety of sources in a variety of forms for our metals recycling facilities.

        We purchase ferrous scrap from two primary sources: (i) manufacturers and industrial plants, metal fabrication plants, machine shops and factories which generate steel scrap referred to as prompt or industrial scrap, and (ii) scrap dealers, peddlers, auto wreckers, demolition firms and others who generate steel and iron scrap referred to as "obsolete" scrap. Market demand and the composition, quality, size, weight and location of the materials are the primary factors that determine prices.

        We purchase nonferrous scrap from three primary sources: (i) manufacturers and other nonferrous scrap sources which generate or sell scrap aluminum, copper, stainless steel and other nonferrous metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense and recycling companies that generate nonferrous scrap consisting primarily of copper wire, aluminum beverage cans and various other metals and alloys; and (iii) peddlers who deliver directly to our facilities material which they collect from a variety of sources. We also collect nonferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes near these sources. The boxes are subsequently transported to our processing facilities.

        In 2007, including OmniSource's facilities following our October 26, 2007 purchase of that company, we shipped approximately 1.2 million tons of ferrous and nonferrous scrap metal.

        Our scrap metal recycling facilities consist of offices, warehouse buildings and open air collection and processing facilities of various sizes and acreages, equipped with specialized equipment for processing both ferrous and nonferrous metal. We receive, sort, process and store the metals. We equip our facilities with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators, which enable us to efficiently process large volumes of scrap metals. To facilitate processing, shipping and receiving, we equip our ferrous metal processing centers with presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. Cranes are utilized to handle scrap metals for processing and to load material for shipment. Many facilities have rail access as ferrous scrap is primarily shipped by open gondola railcar.

        We do not purchase a material amount of scrap metal from a single source or from a limited number of major sources. Our scrap operations compete with other scrap metals processors and primary nonferrous metals producers, both domestic and foreign, for sales of scrap materials.

  OmniSource Corporation

        We acquired OmniSource Corporation, one of North America's largest scrap recycling companies on October 26, 2007. OmniSource employs more than 2,000 people in 42 facilities in the Midwest and eastern United States and Canada. OmniSource's operations include both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage and scrap management and consulting services. In addition, OmniSource designs, installs and manages customized scrap management programs for industrial manufacturing companies at more than 100 locations throughout North America. We utilize some of the steel scrap processed through OmniSource as raw material in our steel making operations, and some is also sold to other consumers such as steel mills and foundries. OmniSource supplied our steel mills with 15% of their ferrous raw material requirements from the effective date of the merger through December 31, 2007. We expect this percentage to increase somewhat during 2008.

        OmniSource processed and/or brokered approximately 4.9 million tons of ferrous material in the calendar year of 2007, to various customers, including Steel Dynamics. OmniSource also processed and brokered approximately 843 million pounds of nonferrous material in 2007. OmniSource's revenues, by major scrap category, since the date of the merger consisted of approximately 50% ferrous, 38% nonferrous and 12% stainless.

  Iron Dynamics Steel Scrap Substitute Facility

        Historically, the price of steel scrap, as a commodity, has tended to be volatile, rising and falling with supply and demand and not always in lock step with or in proportion to the market price of new steel. When scrap costs greatly accelerate this threatens one of the principal elements of a mini-mill's traditional lower cost structure—the cost of its metallic raw material. Therefore, having a lower cost alternative source of iron for a portion of a mini-mill's melt mix, if realizable, would partially buffer the effects of high scrap prices and scrap price volatility. With the growing proportion of electric furnace steelmaking, both worldwide and domestically, we believe that the benefit of developing a cost-effective alternate iron source to augment scrap, our primary raw material, makes good economic sense in the long run.

        Since 1997, Iron Dynamics has worked to develop and commercialize a process of producing a form of iron that might serve as a lower cost substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to be melted into new steel. Direct reduced iron is a metallic product made from iron ore or iron ore "fines" that have been treated in a "direct reduction" furnace, such as a rotary hearth furnace, with either natural gas or coal to reduce the iron oxide to metallic iron. The method selected by Iron Dynamics is one that uses coal as the reducing agent. The direct reduced iron, or DRI, is then compacted by briquetters to form hot briquetted iron, or HBI, which is stable and can be immediately used in our melting furnaces or stockpiled for later use. Liquid pig iron, the ultimate end product intended to be produced by Iron Dynamics, is a pure metal product produced by smelting the direct reduced iron in a submerged arc furnace. We have used and plan to use all of Iron Dynamics' HBI and liquid pig iron in our steelmaking operations.

        Since the plant's initial start-up in August 1999, we have made continuous process, design and equipment modifications, as we encountered various quality and consistency issues with this pioneering technology. In connection with the liquid pig iron conversion process, the direct reduced iron is first liquefied and the hot liquid pig iron is then transferred in ladles to the flat roll mill's melt shop and combined with scrap steel in the mill's electric arc furnaces. During 2007, the Iron Dynamics facility produced 252,000 tonnes of direct reduced iron, of which 103,000 tonnes were converted into HBI and 109,000 tonnes were converted into liquid pig iron.

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

        Customers.    The following tables show information about the types of flat rolled products we sold and the types of customers we sold them to during the respective years:

Products:	2006	2007
Hot band	37%	42%
Pickled	4	5
Cold-rolled	5	5
Hot-rolled galvanized	19	17
Cold-rolled galvanized	21	16
Galvalume®	—	2
Painted	14	13

Total	100%	100%

Customers:
Service center (including end-user intermediaries)	82%	80%
Pipe and tube	4	6
Original equipment manufacturer	14	14

Total	100%	100%

        Steel processors and service centers typically act as intermediaries between primary steel producers and the many end-user manufacturers that require further processing of hot bands. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We expect that our intermediate steel processor and service center customers will remain an integral part of our customer base. Our Flat Roll Division's sales outside the continental United States accounted for only approximately 5% of the division's net sales in 2007.

        During 2007, we sold our flat roll products to approximately 200 customers. During 2007, our largest three customers accounted for approximately 10% of our consolidated net sales. Heidtman Steel Products, Inc, which is principally owned by one of our directors, accounted for approximately 10% and 5% of our consolidated net sales in 2006 and 2007, respectively.

  The Techs

        The Techs produces galvanized flat roll products that are similar to those produced by our Flat Roll Division and sold to a similar customer base. Each of The Techs facilities: GalvTech, MetalTech, and NexTech specializes in the galvanizing of specific types of flat-rolled steels in non-automotive applications, servicing a variety of customers in the HVAC, commercial construction, and consumer good markets. About 85% of The Techs sales are to customers in the eastern U.S. and the Midwest.

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

        During 2007, we produced and shipped approximately 1.2 million tons of structural steel products. We have also initiated certain value added services for the Midwestern fabricator market, including exact length and exact piece count capabilities.

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

        According to AISI, the marketplace for steel rails in the United States and Canada averaged approximately 950,000 tons during the last three years ended December 31, 2006, and is specialized, with approximately seven Class 1 railroad purchasers: Burlington Northern/Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation, Kansas City Southern Rail Network, and Canadian National Railway. We produced and shipped approximately 10,000 tons of industrial quality rails during 2007.

        We produce rail in standard and premium or head-hardened grades, in a range of weights from 115 lbs. per yard to 141 lbs. per yard, in lengths from the traditional 39 feet up to 240 feet. Ultimately we plan to produce rails up to 320 feet. We have begun to weld these rails into 1,600 foot strings for delivery to the installation site. Such long strings offer substantial savings both in terms of initial capital cost and through reduced maintenance. In contrast, current production of rail in the United States, and available imported rail, is limited to 80-foot lengths, as a result of existing plant layout restrictions and the physical limitations of ocean freight.

  Engineered Bar Products Division

        Products.    We are capable of producing a broad line of special bar quality (SBQ) products and merchant long products. SBQ products are uniquely designed for applications ranging from gears and shafts to mining equipment and oil patch tubing. We can produce SBQ rounds in sizes from 1 1/2 to 9 inches and SBQ round cornered squares in sizes from 2 to 8 inches. During 2007, we shipped approximately 550,000 tons, primarily all of which were SBQ products. Approximately 10% of our products shipped had additional processing completed in our bar finishing facility.

        Customers.    SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers and steel service centers.

  Roanoke Bar Division

        Products.    We are capable of producing a broad line of merchant steel products consisting of angles, plain rounds, flats, channels, and reinforcing bars of various lengths and sizes. We also produce various sizes and grades of billets for sale to outside customers who have insufficient melting capacities.

        Customers.    These merchant steel products are sold primarily to steel service centers and fabricators, while billets are sold to other steel mills.

  Steel of West Virginia

        Products.    We produce or fabricate specialty steel sections and custom-finished products, which are placed directly into customers' assembly lines.

        Customers.    We supply the following niche markets with these products: truck trailers, industrial lift trucks, guardrail posts, manufactured housing, mining, and off-highway construction equipment. Our Steel of West Virginia's flexible manufacturing capabilities enable us to meet demand for a variety of custom ordered products, resulting in us obtaining a larger share of our major customers' business.

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

        Customers.    New Millennium's primary customers are non-residential steel fabricators. Our customers are mainly located in the eastern portion of the Unites States covering most major markets in the Midwest, Mid-Atlantic and Southeast.

Steel Scrap and Scrap Substitute Operations

        Since our acquisition of OmniSource Corporation, our scrap operations primarily involve the purchase, processing and resale of ferrous and nonferrous scrap metals. The principal forms in which scrap metals are generated include industrial scrap and obsolete scrap. Industrial scrap is generated as a byproduct of the metals manufacturing process, while obsolete scrap consists primarily of residual metals from old or obsolete consumer products such as automobiles and appliances. We collect industrial scrap metals and obsolete scrap metal, process it into reusable forms and supply the recycled scrap metals to our customers, including our own electric arc furnace mini-mills, integrated steel mills, foundries, secondary smelters and metal brokers.

        Products.    We produce an array of ferrous products used in foundry and steel mill applications for use in our own steel mills or for resale to other customers through a variety of methods, including sorting, shearing, cutting, torching, baling, shredding, briquetting and breaking. Our major ferrous products include heavy melting steel, busheling, bundled scrap, shredded scrap and other scrap metal products such as steel turnings and cast iron. These products vary in properties or attributes related to cleanness, size of individual pieces and residual alloys. These factors are determined by the specific needs and requirements of the consumer and affect the individual product's relative value. We process nonferrous products, including aluminum, brass, copper, stainless steel and other nonferrous metals for use in foundry, mill refining, and smelting applications. Our Superior Aluminum division produces specification aluminum alloys in the form of ingots, sows and molten metal. In addition, OmniSource provides transportation logistics (truck, rail, and river barge), marketing, brokerage, and consulting services related to the scrap industry.

        Customers.    We sell processed ferrous scrap to end-users such as steel producing mini-mills like ours, integrated steelmakers and foundries and brokers who aggregate materials for other large users. Most of our customers purchase processed ferrous scrap through negotiated spot sales contracts which establishes the quantity purchased for the month. The price we charge for ferrous scrap depends upon market demand and transportation costs, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of transportation to the end-user.

        We sell processed nonferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, wire and cable producers, utilities and telephone networks.

Competition

Steel Operations

  Flat Roll Division

        Our Flat Roll Division's hot rolled products compete with many North American integrated hot rolled coil producers, such as U.S. Steel's plants near Detroit, Michigan, Granite City, Illinois, Gary, Indiana, Dravosburg, Pennsylvania, and Fairfield, Alabama; AK Steel Corporation's plant in Middletown, Ohio; and Mittal Steel's facilities in East Chicago, Illinois, Riverdale, Illinois, Cleveland, Ohio, and Indiana Harbor, Indiana, Burns Harbor, Indiana, and Sparrow's Point, Maryland. Steel Dynamics' hot-rolled products also compete with the products of a number of hot rolled mini-mills, such as Nucor Corporation's plants in Crawfordsville, Indiana, Hickman, Arkansas, Decatur, Alabama, and Berkeley, South Carolina; Gallatin Steel Company's plant in Ghent, Kentucky; and North Star Bluescope Steel's plant in Delta, Ohio. Our flat-rolled products compete as well with companies that convert steel slabs into sheet steel, such as Duferco Steel in Farrell, Pennsylvania.

  The Techs

        The Techs main competitors on the national level are similar to those noted for our Flat Roll Division, specifically the North American integrated steel mills and mini mills. On a regional basis, The Techs compete with Winner Steel in Sharon, PA; Wheeling Nisshin, in Follansbee, WV; and Wheeling Corrugated in Wheeling, WV.

  Structural and Rail Division

        Sales of structural steel products are sensitive to the level of construction activity, which is in turn affected by such cyclical factors as general economic conditions, interest rates, inflation, consumer spending and employment.

        Our structural steel products compete with a sizable number of electric arc furnace structural steelmakers, some of which have cost structures and flexible management cultures similar to our own. Notable competitors include Nucor Steel in Berkeley, South Carolina; Nucor-Yamato Steel in Blytheville, Arkansas; and Gerdau Ameristeel in Midlothian, Texas, Petersburg, Virginia, and Cartersville, Georgia. There are also a number of smaller competitors, one of which is Bayou Steel in Laplace, Louisiana. The Nucor mini-mills and the Gerdau Ameristeel mini-mills, especially since the acquisition of Chaparral Steel, have accounted for the greatest bulk of the tons produced in North America over the past three years. We also believe, however, that both geography and product choice will play significant roles. There are currently no other structural mills located in the Midwest, one of the largest structural steel consuming regions in the United States, and we believe we can provide freight-saving and customer service benefits to service centers, fabricators and manufacturers located in the region. We also believe that most of Canada's structural steel consumption is located in Canada's eastern provinces, closer to us than to either of our two largest competitors. Moreover, we intend to provide a broad product mix, focusing on the mid-range and larger section served only by Nucor-Yamato Steel and Gerdau Ameristeel from locations more remote than our mini-mill.

        At present, the rail market is principally served by two producers: Rocky Mountain Steel in Pueblo, Colorado, a division of Evraz Oregon Steel Mills, Inc., and Arcelor Mittal Steel, in Steelton, Pennsylvania. Each of these producers has the capability to produce either standard or premium rail, although neither is currently equipped to produce rail in 240-foot or 320-foot lengths. We will also compete with products from a number of high quality integrated and electric furnace steel producers in Europe and Asia, including British Steel, Voest- Alpine Schienen, Nippon Steel and NKK.

  Engineered Bar Products Division

        Our major competitors for SBQ product sales, within a 500 mile radius of Pittsboro, include Republic Engineered Products of Akron, Ohio; The Timken Company of Canton, Ohio; Gerdau in Jackson, Michigan and Monroe, Michigan; and Mittal Steel USA in East Chicago, Indiana.

  Roanoke Bar Division

        Our major competitors for product sales mainly consist of mills located in states east of the Mississippi River, such as Nucor's mini-mills in South Carolina and New York, Commercial Metals operations in Columbia, South Carolina and Birmingham, Alabama, and Gerdau Ameristeel operations in Charlotte, North Carolina and Jackson, Tennessee. To a lesser extent, Bayou Steel in LaPlace, Louisiana is also a competitor.

  Steel of West Virginia

        The markets that our Steel of West Virginia operations sell into are niche markets. We sell these products throughout North and South America, as well as Asia. Our major truck trailer competitor, a division of Gerdau Ameristeel, also has fabrication operations in Canada and near Memphis, Tennessee. Our industrial truck products compete with European operations, such as Calvi and Corus. Our other product offerings compete on a national basis with Nucor, Chaparral and Gerdau Ameristeel.

Fabrication Operations

  New Millennium Building Systems

        New Millennium's main competitors on a national level in the joist business are Vulcraft, a division of Nucor; Canam; and CMC, a division of Commercial Metals. In the steel decking business, New Millennium's main competitors on a national level are Vulcraft; Wheeling Corrugating Co., a division of Wheeling- Pittsburgh Steel Corp.; and United Steel Deck, Inc. New Millennium also has a number of competitors on a regional basis, located in the Upper Midwest, including Canam and Socar, as well as several local suppliers with facilities located in Pittsburgh, Cleveland, Detroit, Indianapolis, Chicago and Milwaukee.

Steel Scrap and Scrap Substitute Operations

  Steel Scrap

        The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting industrial scrap. In many cases we also purchase unprocessed scrap metal from smaller scrap dealers and other processors. Successful procurement of materials is determined primarily by the price offered by the purchaser for the raw scrap and the proximity of our processing facility to the source of the raw scrap. Both ferrous and nonferrous scrap sells as a commodity in both national and international markets, which are affected by relative economic conditions, currency fluctuations and the availability and cost of transportation. Competition for sales of processed scrap is based primarily on the price, quality and location of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery.

        We also face potential competition for sales of processed scrap from other producers of steel products, such as integrated steel mills and mini-mills, which may vertically integrate their current operations by entering the scrap metals recycling business, such as the recently announced acquisition by Nucor Corporation of the David J. Joseph Company, or by attempting to secure scrap supply through direct purchasing from our suppliers. A number of steel manufacturers currently operate their own scrap yards. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability and relative prices of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices and/or lower demand for our scrap products.

        The industry is highly fragmented with many smaller family owned companies, although OmniSource also competes with a number of national and global companies, each of which has multiple locations in areas in which OmniSource also operates. These include The David J. Joseph Co. (recently acquired by Nucor Corporation), Metal Management, Inc. (in the process of being merged with Sims Group Limited), PSC Metals, Inc. and Tube City. In addition, OmniSource competes with many regional scrap companies. No single scrap metals recycler has a significant market share in the domestic market.

Sources, Availability and Cost of Steel Scrap and Scrap Substitute

        Our principal raw material is scrap metal derived from, among other sources "home scrap," generated internally at steel mills themselves; industrial scrap, generated as a by-product of manufacturing; and "obsolete" scrap such as automobiles, appliances, railroad cars, and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines.

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

        Many variables can impact scrap prices, all of which reflect the pushes and pulls of the supply demand equation. These factors include the level of U.S. new steel production (for high quality low residual scrap is a by-product of new steel manufacturing activity), the level of exports of scrap from the United States, the amount of obsolete scrap production and the effect of speculation on the amount of scrap offered on the market from time to time. Generally, as domestic steel demand increases, so does scrap demand and resulting scrap prices. The reverse is also normally, but not always true, with scrap prices following steel prices downward where supply exceeds demand. According to the Institute of Scrap Iron & Steel (ISRI), scrap recyclers in the U.S. annually recycle more than 70 million tons of ferrous scrap and 8 million tons of nonferrous scrap.

        We believe that the demand for low residual scrap will continue to rise more rapidly than the supply in the coming years, especially with the increased number of electric arc furnace mini-mills, both here and abroad, that have been built or commenced operations in recent years, and especially due to foreign scrap demand.

        In order to maintain an available supply of scrap at competitive market prices, and in addition to our acquisition of OmniSource Corporation, we have established various other outside sources from which we regularly purchase scrap of all grades, including low residual scrap, through our own in-house scrap purchasing department.

  Scrap Substitutes

        Direct reduced iron, hot briquetted iron and pig iron can substitute for a limited portion of the steel scrap used in electric furnace mini-mill steel production. During 2007, we used approximately 8% by weight of scrap substitutes in our melt mix, mainly imported pig iron. During 2007, we consumed 5.9 million tons of metallics that we melted in our electric arc furnaces. Iron Dynamics shipped 372,000 tonnes, or 337,000 tons, of scrap substitutes to our steelmaking facilities during 2007. All purchases of scrap substitutes were made on the spot market at prevailing market prices. We anticipate that we will continue to utilize all of Iron Dynamics' scrap substitute product output, whether HBI or liquid pig iron.

        We have begun construction on our announced Mesabi Nugget iron-making project at Hoyt Lakes, Minnesota. This plant will be the world's first commercial iron-making facility to use the ITmk3® process, an iron-nugget production technology pioneered by Kobe Steel, Ltd., which Kobe Steel is licensing to the venture. We intend to hold an equity position of $85 million or 81% equity interest, while Kobe Steel plans to invest $20 million in equity for a minority equity stake of 19%.The project will involve the construction of a $235 million iron-nugget manufacturing facility utilizing iron-ore concentrate, coal, and natural gas. Annual iron-nugget production capacity is expected to be 500,000 metric tons. We anticipate that substantially all of the iron output from the planned nugget plant will be consumed in our mini-mills. We believe that this new business will be capable of providing a cost effective source of iron units to our steel mills that is of equal or higher quality than purchased pig iron. We currently anticipate the production of nuggets to commence in mid year 2009.

        We also plan to re-open an existing iron mine on the Mesabi Iron Range and to construct a facility for concentrating iron ore. We have purchased 6,000 acres of land on the Mesabi Iron Range in Minnesota that is expected to provide a long-term supply of iron ore. In the future, the company plans to process the iron ore and use it as raw material feedstock for the nugget plant. In total, the cost of this venture is estimated to be $165 million. Operations could begin mid year 2010.

Markets

Steel Operations

  Flat Roll Steel

        Flat rolled products represent the largest portion of the domestic steel market. Flat rolled products consist of hot rolled, cold rolled and coated steel. The following table shows the U.S. shipments of flat rolled steel, in net tons, of hot rolled, cold rolled and coated products, as reported by the American Iron and Steel Institute, or AISI, for the five years from 2002 through 2006.

	Years Ended December 31,
	2002	2003	2004	2005	2006
U.S. Shipments (net tons, in millions):
Hot Rolled(1)	28.1	30.7	33.1	31.3	30.3
Cold Rolled(2)	15.1	15.9	17.1	15.1	15.6
Coated(3)	22.8	23.0	24.1	22.1	23.8

Total	66.0	69.6	74.3	68.5	69.7

Percentage of Total U.S. Steel Shipments	66%	66%	67%	65%	64%

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

  Structural Steel

        According to the Steel Manufacturers Association (AISI), in 2005, 2006 and 2007, structural steel consumption was approximately 7.4 million tons, 8.7 million tons and 8.4 million tons, respectively. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials.

  Rail

        According to AISI data, domestic rail shipments averaged approximately 950,000 tons over the 2004 to 2006 period, including standard rail and premium or head-hardened rail. Of the total shipments of rail during 2006, approximately 65% was produced by the two other U.S. rail producers and approximately 35% was imported, mainly from Japan and Europe. There are currently no rail producers in Canada.

  Bar Steel

        According to AISI data, apparent hot rolled bar steel supply has averaged approximately 7 million tons nationally over the 2002 to 2006 period. According to the AISI, apparent supply of light structural shapes, also characterized by a major dimension of less than 3 inches, averaged between 1 million and 2 million tons annually during the 2002 to 2006 period.

Steel Scrap and Scrap Substitute Operations

        According to the Institute of Scrap Recycling Industries (ISRI), more than 80 million tons of recycled iron and steel are processed annually in the U.S. Worldwide scrap generation is estimated to be in approximately 500,000 per year for the previous three years. The scrap is a global commodity influenced by conditions in a number of industrialized countries throughout Asia, Europe and North America. ISRI estimates that 14 million tons was exported from the U.S. in 2006.

        Scrap is generated from a variety of sources. Industrial scrap or home scrap is generated from steel processing and manufacturing facilities utilizing steel in their production process. Obsolete scrap including post consumer waste, demolition of steel structures and automobiles represent a significant source of scrap generation.

Energy Resources

  Electricity

        We have entered into a fixed price interruptible electricity supply agreement that extends through December 31, 2012 for our flat roll mini-mill in Butler, Indiana. The contract allows our supplier to interrupt service in the event of an emergency or in response to various market conditions.

        Our other steel divisions purchase electricity at current market prices.

  Gas

        We purchase a portion of our steel operations' natural gas requirements at market prices and a portion by entering into hedging transactions on the futures markets for ultimate physical delivery in order to help minimize price volatility.

Patents and Trademarks

        We have seven registered trademarks. One trademark is the mark "SDI" and a chevron alone. The second trademark is the mark "SDI" and a chevron and "Steel Dynamics, Inc." to the right of the chevron. The third trademark is the mark "SDI" and a chevron and "Steel Dynamics" to the right of the chevron. The fourth trademark is the mark "SDI" and an accompanying design of a steel coil and a chevron. The fifth trademark is "OmniSource Corporation" with the circle logo design. The sixth trademark is the slogan "The Best in Metals Recycling." The seventh trademark is "The Techs."

        We currently do not have any material patents or patent applications for technologies that are in use in our production processes.

Research and Development

        Our research and development efforts have consisted of efforts to develop or improve our operating practices, and our efforts to develop and improve alternative iron-making technologies through Iron Dynamics and our investment in Mesabi Nugget. With the exception of Mesabi Nugget, most of these research and development efforts have been conducted in—house by Steel Dynamics' officers and employees.

Environmental Matters

        Both our steelmaking and our scrap processing operations are subject to substantial and evolving local, state and federal environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water and to sewer systems, and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. In particular, our steel manufacturing operations are dependent upon both state and federal permits regulating discharges into the air or into the water in order to operate our facilities. We believe that in all current respects our steelmaking and scrap processing facilities are in material compliance with all provisions of federal and state laws concerning the environment and we do not currently believe that future compliance with such provisions will have a material adverse effect on our results of operations, cash flows or financial condition.

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

        Pursuant to the Resource Conservation and Recovery Act, or RCRA, which governs the treatment, handling and disposal of solid and hazardous wastes, the United States Environmental Protection Agency, or U.S. EPA, and authorized state environmental agencies conduct inspections of RCRA regulated facilities to identify areas where there may have been releases of solid or hazardous constituents into the environment and require the facilities to take corrective action to remediate any such releases. RCRA also allows citizens to bring certain suits against regulated facilities for potential damages and clean up. Our steelmaking facilities are subject to RCRA. Our manufacturing operations produce various by-products, some of which, for example, electric arc furnace or EAF dust, are categorized as industrial or hazardous waste, requiring special handling for disposal or for the recovery of metallics. We collect such co-products in approved baghouses and other facilities, but we are also examining alternative reclamation technologies to recycle some of these products. The Dynamic Abrasives joint venture is an example of such an alternative in which we are attempting to process electric arc furnace dust into industrial abrasive materials. While we cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action at these facilities, the costs of which could be substantial.

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

        In addition to RCRA and CERCLA, there are a number of other environmental, health and safety laws and regulations that apply to our facilities and may affect our operations. By way of example and not of limitation, certain portions of the federal Clean Air Act, Clean Water Act, Toxic Substances Control Act, Oil Pollution Act, Safe Drinking Water Act and Emergency Planning and Community Right-to-Know Act, as well as state and local laws and regulations implemented by the regulatory agencies, apply to our facilities' operations. Many of these laws allow both the governments and citizens to bring certain suits against regulated facilities for alleged environmental violations. Finally, any steelmaking company could be subject to certain toxic tort suits brought by citizens or other third parties alleging causes of action such as nuisance, negligence, trespass, infliction of emotional distress, or other claims alleging personal injury or property damage.

Employees

        Our work force consisted of 5,940 full time employees at December 31, 2007. At December 31, 2007, approximately 14% of our employees were represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

ITEM 1A.    RISK FACTORS

        Our profitability is subject to the risks described under this section on "Risk Factors" described below. Although the following are not necessarily the only ones facing our company, our business, financial condition or results of operations could be materially adversely affected by any of the following risks:

Risks Related to our Industry

In recent years, imports of steel into the United States have adversely affected, and may yet again adversely affect, U.S. steel prices, which would impact our sales, margins and profitability.

        Excessive imports of steel into the United States as a result of excess world supply, have in recent years exerted, and may again in the future exert, downward pressure on U.S. steel prices and significantly reduce our sales, margins and profitability. U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong and is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries. Greater steel exports to the United States tend to occur at depressed prices when steel producing countries experience periods of economic difficulty, decreased demand for steel products or excess capacity.

        In addition, we believe the downward pressure on, and periodically depressed levels of U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. However, while some tariffs and quotas are currently in effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., many of these are set to expire shortly or are likely to be repealed. For example, the International Trade Commission in December 2006, as part of its five year review cycle of various steel import duties, voted to revoke all tariffs and countervailing duties on carbon steel plate from 16 countries, and voted to end tariffs on corrosion resistant galvanized steel sheet imported from Canada, France, Australia and Japan. When such tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices enable foreign steelmakers to export their steel products to the United States, even despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could again create downward pressure on U.S. steel prices.

China's current steelmaking overcapacity coupled with a reduction or slowdown in China's steel consumption could have a material adverse effect on domestic and global steel pricing and could result in increased steel exports into the United States.

        A significant factor in the worldwide strengthening of steel pricing over the past several years has been the explosive growth in Chinese steel consumption, which had until recently vastly outpaced that country's capacity to produce steel in sufficient quantity to serve its internal demand, particularly during 2004. The shortage of Chinese domestic steel supply resulted not only in heightened Chinese demand for imported steel and other raw materials, with a consequent upward spiral in worldwide steel pricing, but also led to a rapid and significant expansion of steel production capacity in China. That, in addition to the existence of a large amount of outdated, inefficient and government subsidized production capacity, has resulted in a situation in which China's steel producing capacity currently substantially exceeds that country's demand for certain steel products. A combination of a slowdown in China's economic growth rate and its consumption of steel, coupled with its own expansion of steelmaking capacity, has caused a reduction in, and could result in a substantial weakening of, both domestic and global steel demand and steel pricing. Should Chinese steelmaking capacity further increase or its demand weaken, China might not only become a net exporter of steel but many Asian and European steel producers whose steel output currently feeds China's steel import needs could find their way into the U.S. market, through increased steel imports, thus causing an erosion of margins and a reduction in pricing. In fact, in February 2007, the United States initiated legal action against China before the World Trade Organization, alleging that Chinese government subsidies and tax laws give Chinese steel mills and unfair advantage, and the European Confederation of Iron and Steel Industries has petitioned the European Union Commission to take anti-dumping action against Chinese imports.

Increases in prices and limited availability of raw materials and energy, including crude oil prices, may constrain operation levels and reduce profit margins.

        Steel producers require large amounts of raw materials, the principal raw materials being scrap metal and scrap substitute products such as pig iron or pelletized iron. Although our planned vertical integration into ironmaking, through our Mesabi Nugget project, and our entrance into the metals recycling business, through our acquisition of OmniSource Corporation, may enable us to be our own source for some of our metallics requirements, we will still need to rely on other metallics and raw material suppliers, as well as general industry supply conditions. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation.

        Steel producers also consume large amounts of energy, inasmuch as mini-mills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. The prices for and availability of electricity, natural gas, oil and other energy resources are all subject to volatile market conditions, often affected by weather conditions as well as political and economic factors beyond our control.

        Additionally, much of our finished steel products are typically delivered by truck, and rapid increases in the price of fuel attributable to increases in crude oil prices will have a negative impact on our costs and many of our customers' financial results which could result in reduced margins and declining demand for our products.

        Over the last several years, prices for raw materials and energy have increased significantly, in many cases by a greater margin than corresponding price increases for the sale of steel products. Our inability to recoup such cost increases from increases in the selling prices of steel products, or our inability to pass on all or any substantial part of such cost increases through scrap or other surcharges or to provide for our customers' needs because of the potential unavailability of key raw materials or other inputs, may result in production curtailments or may otherwise have a material adverse effect on our business, financial condition, results of operations or prospects.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry, the scrap metal recycling industry and some of the industries we serve.

        The steel manufacturing business and the scrap metal recycling business are both cyclical in nature and the price of the steel we make or the steel scrap we utilize to manufacture that steel may fluctuate significantly due to many factors beyond our control. With our acquisition of OmniSource, a significant portion of our revenues and our operating results will also be dependent upon both ferrous and nonferrous scrap metal sales to other steel mills and foundries for use in their manufacturing operations. The timing and magnitude of these price fluctuations are difficult to predict and may directly affect our product mix, production volumes and our sales and earnings.

        The sale of our manufactured steel products is directly affected by demand for our products in other cyclical industries, such as the automotive, oil and gas, gas transmission, residential and commercial/industrial construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries. Currently, the domestic automotive industry, which is a major consumer of new steel and a major generator of steel scrap, is suffering from a substantial downturn. Continued economic difficulties, stagnant economies, supply/demand imbalances and currency fluctuations in the United States or globally could further decrease the demand for our products or increase the amount of imports of steel into the United States, which would decrease our sales, margins and profitability. We are also particularly sensitive to trends and events, including strikes and labor unrest that may adversely impact these industries. These industries are significant markets for our products and are themselves highly cyclical. Similarly, but not necessarily paralleling the price fluctuations in the steel business, the purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we plan to utilize in our own manufacturing process or we plan to resell to others through our Omnisource facilities, are or may be highly volatile and beyond our control. As a metals recycler, we may attempt to respond to changing recycled metal selling prices by adjusting the scrap metal purchase prices we would pay, but our ability to do this may be limited by competitive or other factors and this, in turn, could adversely affect our sales and profitability.

Some of our operations entail significant risk of injury or death.

        Steelmaking and the collection, processing and transportation of scrap metal, by reason of the nature of the machinery and processes utilized, are activities that present inherent dangers of injury or death to employees, customers or visitors, in spite of safety precautions, training and compliance with federal, state and local health and safety regulations. While we have in place and intend to continuously maintain policies and procedures to minimize these risks, we may nonetheless be unable to avoid material liabilities for an injury or death, which could adversely affect our results of operations and financial condition.

Compliance with and changes in environmental and remediation requirements could result in substantially increased capital requirements and operating costs.

        Existing laws or regulations which affect both our steelmaking and our scrap processing operations, as currently interpreted or reinterpreted in the future, or future laws or regulations, may have a material adverse effect on our results of operations and financial condition. We are subject to comprehensive local, state, federal and international statutory and regulatory environmental requirements relating to, among others:

  •
  the acceptance, storage, treatment, handling and disposal of solid, hazardous, and Toxic Substances Control Act ("TSCA") waste;

  •
  the discharge of materials into air;

  •
  the management and treatment of wastewater and storm water;

  •
  the remediation of soil and groundwater contamination;

  •
  the restoration of natural resource damages; and

  •
  the protection of our employees' health and safety.

Compliance with environmental laws and regulations is a significant factor in our business.

        Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our minimills generate electric arc furnace dust (EAF dust), which the EPA and other regulatory authorities classify as hazardous waste. EAF dust requires special handling, recycling or disposal.

        In addition, the primary feed materials for the shredders operated by our scrap metal recycling facilities are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of unrecyclable material known as shredder fluff. After the segregation of ferrous and saleable non-ferrous metals, shredder fluff remains. We, along with others in the recycling industry, interpret Federal regulations to require shredder fluff to meet certain criteria and pass a toxic leaching test to avoid classification as a hazardous waste. We also endeavor to remove hazardous contaminants from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not normally considered or properly classified as hazardous waste. If the laws, regulations or testing methods change with regard to EAF dust or shredder fluff, we may incur additional significant expenditures.

        Although we believe that we are in substantial compliance with all applicable laws and regulations, legal requirements are changing frequently and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate pollution control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors that may increase our future expenditures to comply with environmental requirements. Accordingly, we are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations. We cannot predict whether such costs can be passed on to customers through product price increases.

        We may also be required to conduct additional clean up at sites where we have already participated in remediation efforts or to take remediation action with regard to sites formerly used in connection with our operations. In addition, we may be required to pay for a portion of the costs of clean up or remediation at sites we never owned or on which we never operated if we are found to have arranged for treatment or disposal of hazardous substances on the sites. OmniSource has received notices from the United States Environmental Protection Agency ("USEPA"), state agencies or third parties that it has been identified as potentially responsible for the cost of investigation and cleanup of landfills or other sites where its material was shipped. In most cases, many other parties are also named as potentially responsible parties. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") enables USEPA and state agencies to recover from owners, operators, generators and transporters the cost of investigation and cleanup of sites which pose serious threats to the environment or public health. In certain circumstances, a potentially responsible party can be held jointly and severally liable for the cost of cleanup. In other cases, a party who is liable may only be liable for a divisible share. Liability can be imposed even if the party shipped materials in a lawful manner at the time of shipment and the liability for investigation and cleanup costs can be significant, particularly in cases where joint and several liability may be imposed.

        Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because USEPA and state agencies are still discovering sites that present problems to public heath or the environment, we can provide no assurance that we will not become liable in the future for significant costs associated with investigation and remediation of CERCLA waste sites.

        CERCLA, including the Superfund Recycling Equity Act of 1999, limits the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to conducting of reasonable care evaluations of current and potential consumers.

Risks Relating to our Business

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

        A breach of any of the restrictions or covenants could cause a default under our senior secured credit agreement and other debt. A significant portion of our indebtedness then may become immediately due and payable.

We may face significant price and other forms of competition from other steel producers and scrap processors, which could have a material adverse effect on our business, financial condition, results of operation or prospects.

        The global markets in which steel companies and scrap processors conduct business are highly competitive and are becoming even more so due to increasing consolidation in the steel industry and in the scrap industry. Increased competition could cause us to lose market share, increase expenditures or reduce pricing, any one of which could have a material adverse effect on our business, financial condition, results of operations or prospects. The global steel industry has historically suffered from substantial over-capacity, and excess capacity in some of our products will intensify price competition for such products. Conversely, the global demand for steel scrap has caused and may continue to cause large amounts of U.S. scrap to be exported abroad, thereby creating a U.S. scrap undersupply and a corresponding increase in the cost and decrease in the availability of scrap. This could cause our steelmaking operations to reduce the price for our products or to suffer an increase in the cost of scrap and, as a result, have a material adverse effect on our business, financial condition, results of operations or prospects. We compete primarily on the basis of quality and the ability to meet our customers' product needs, delivery schedules and price, and some of our competitors may have advantages due to greater capital resources, different technologies, lower raw material and energy costs or favorable exchange rates.

We may be unable to pass on increases in the cost of steel scrap and other raw materials to our customers which would reduce our earnings.

        If we are unable to pass on higher steel scrap and other raw material costs to our customers we will be less profitable. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in scrap and other raw material prices. Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. Moreover, some of our integrated steel producer competitors are not as dependent as we are on scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, give them a raw material cost advantage over mini-mills. In addition, our operations require substantial amounts of other raw materials, including various types of pig iron, alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions.

Competition from other materials may have a material adverse effect on our business, financial condition, results of operations or prospects.

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

        Steel manufacturing processes are dependent on critical steelmaking equipment, such as furnaces, continuous casters, rolling mills and electrical equipment (such as transformers), and this equipment may incur downtime as a result of unanticipated failures or other events, such as fires or furnace breakdowns, as well as other unusual and unplanned maintenance requirements. Our manufacturing plants have experienced, and may in the future experience plant shutdowns or periods of reduced production as a result of such equipment failures or other events. These disruptions could have an adverse effect on our operations, customer service levels and financial results.

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

  •
  the inability to realize anticipated synergies or other benefits expected from an acquisition;

  •
  the difficulty of integrating the acquired operations and personnel into our existing businesses;

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

  •
  the risk of becoming more highly leveraged;

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

There are risks associated with the development and operation of new businesses or acquisitions.

        We are normally in the process of examining a number of new businesses or potential acquisitions. On July 2, 2007, we acquired The Techs for approximately $373.4 million including expenses. On September 20, 2007, we announced that we are moving forward with our Mesabi Nugget iron-making project to construct the world's first commercial iron-making facility to use Kobe Steel Company's ITmk3® iron-making process, an undertaking involving an investment of approximately $240 million. And on October 26, 2007, we completed the acquisition of OmniSource Corporation, one of the largest scrap processing, brokerage and industrial scrap management companies in North America, for a purchase price of approximately $1.1 billion, which included the assumption and payment of certain OmniSource debt at closing.

        The success of any future business or acquisition will depend substantially on our ability to manage the acquired operations successfully and to integrate it with our existing operations in an efficient and effective manner. If we are unable to manage or integrate new operations successfully, our financial results could suffer. Additional risks associated with acquisitions include the diversion of management's attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the potential assumption of unknown liabilities, the potential risk of increasing the amount of our outstanding indebtedness and the inherent risks in entering markets or lines of business in which we have limited or no prior experience.

Technology, operating and start-up risks associated with our announced Mesabi Nugget project may prevent us from realizing the anticipated benefits and could result in a loss of our investment.

        While we and certain other current and former joint venture partners built and operated a successful small scale pilot project in Minnesota using Kobe Steel's proprietary ITmK3's iron-making process to produce a cost effective iron nugget product, which we plan to utilize as a scrap substitute feed-stock in our steel making operations, we have no assurance that the full scale commercial plant we recently announced, in which we will be the dominant investor and owner, will be successful. Although, we believe that a full scale commercial plant should be capable of consistently producing high-quality iron nuggets in sufficient quantities and at a cost that will compare favorably with the cost of steel scrap and scrap substitute products, including pig iron, there can be no assurance that these expectations can be achieved. We anticipate the capital costs of this project to be approximately $240 million. If we encounter cost overruns, construction delays or systems or process difficulties during or after start-up, the anticipated capital costs could materially increase, the expected operating cost benefits from the development of this iron nugget product could be diminished or lost, and we could also lose our investment in the project. Moreover, we may undertake certain ancillary ventures related to the iron-making process, such as the mining and concentrating of taconite ore, a business in which we have no experience and that could entail substantial additional investment with no guarantees of success.

We may not be able to negotiate some future labor contracts on acceptable terms, which could result in strikes or labor actions.

        Approximately 14% of our employees are represented by unions. These employees are at our Steel of West Virginia location and at eleven of our OmniSource's forty-two facilities. As agreements with those unions expire, we may not be able to negotiate extensions or replacements of such agreements on terms acceptable to us. Any failure to reach agreement could result in strikes, lockouts or other labor actions, including work slowdowns or stoppages and could have a material adverse effect on our operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        These properties are owned by us and are not subject to any major encumbrances. We believe these properties are suitable and adequate for our current operations and are appropriately utilized. The following table describes our more significant properties as of February 20, 2007.

	Location	Property Type	Site Acreage
Steel Operations:
Flat Roll Division	Butler, IN	Steel Manufacturing Facility	1,087
Separate Galvanizing Facility (Note 1)	Jeffersonville, IN	Steel Coating Facility	25
Structural and Rail Division	Columbia City, IN	Steel Manufacturing Facility	693
Engineered Bar Division	Pittsboro, IN	Steel Manufacturing Facility	285
Roanoke Bar Division	Roanoke, VA	Steel Manufacturing Facility	110
Steel of West Virginia	Huntington, WV	Steel Manufacturing Facility	45
The Techs (Note 2)	Pittsburg, PA	Steel Coating Facilities	18
Fabrication Operations:
New Millennium Building Systems
Joist and Deck Facility	Butler, IN	Steel Fabrication Facility	95
Joist and Deck Facility	Lake City, FL	Steel Fabrication Facility	75
Joist and Deck Facility	Salem, VA	Steel Fabrication Facility	65
Joist Facility	Florence, SC	Steel Fabrication Facility	60
Joist Facility	Continental, OH	Steel Fabrication Facility	52
Steel Scrap and Scrap Substitute Operations:
OmniSource
Indiana	Multiple	Ferrous and Nonferrous Scrap Processing	493
Ohio	Multiple	Ferrous and Nonferrous Scrap Processing	229
Michigan	Multiple	Ferrous and Nonferrous Scrap Processing	114
Georgia	Athens, GA	Ferrous and Nonferrous Scrap Processing	23
South Carolina (Note 3)	Spartanburg, SC	Ferrous and Nonferrous Scrap Processing	25
Iron Dynamics	Butler, IN	Scrap Substitute Manufacturing Facility	25
Mesabi Nugget (Note 4)	Hoyt Lakes, MN	Scrap Substitute Manufacturing Facility	6,000
Shredded Products	Montvale, VA	Ferrous Scrap Processing	75
Shredded Products	Rocky Mount, VA	Ferrous Scrap Processing	100
Elizabethton	Elizabethton, TN	Ferrous Scrap Processing	30
Corporate Headquarters	Fort Wayne, IN	Office Building (50,000 square feet)	N/A

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

Note
2.   One of the three separate Techs facilities in Pittsburg is leased from a private non-profit economic development company

Note
3.   This facility is leased from Norfolk and Southern railroad.

Note
4.   This facility is currently under construction and the commencement of operations is anticipated to be mid-year 2009.

ITEM 3.    LEGAL PROCEEDINGS

        Steel Dynamics, as well as its various subsidiaries, including OmniSource Corporation, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of such lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, are material.

        On February 1, 2008, Steel Dynamics, Inc. (SDI) was served with a Complaint, filed in the United States District Court for the Northern District of Indiana, by Prime Eagle Group, Limited (the "Plaintiff"), a corporation formed in the British Virgin Islands with its principal place of business in Thailand. The Complaint, alleges that SDI which performed certain consulting services for a management company formed to assist a Thailand-based steel mini-mill, Nakornthai Strip Mill Public Company, Limited ("NSM") in its operational start-up in 1998, caused NSM's start-up efforts to fail and the mill to shut down by falsely and fraudulently expressing its opinion that there were certain equipment and design issues that needed to be addressed. The Complaint alleges damages "believed to be in excess of $1.1 billion." The Plaintiff, consisting of certain original shareholder founders of NSM, claims to be the assignee, through proceedings in the Central Bankruptcy Court of Thailand, of claims which NSM allegedly had or may have against SDI.

        Steel Dynamics intends to file an answer and any pertinent motions or defenses as and when required to do so and will vigorously defend this lawsuit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K. Our common stock trades on The NASDAQ Global Select Stock Market under the symbol STLD. The following share data has been adjusted to reflect our two-for-one stock split effective November 2006. The reported high and low "intra-day" sales prices of our common stock and our dividend information for the two most recent fiscal years are set forth in the following table (in dollars):

	Common Stock Market Price
			Dividends Declared
	High	Low
2006
First Quarter	$29.625	$17.500	$.10
Second Quarter	34.975	24.335	.10
Third Quarter	33.500	22.575	.15
Fourth Quarter	35.900	23.890	.15
2007
First Quarter	$44.27	$30.85	$.15
Second Quarter	49.54	38.92	.15
Third Quarter	49.75	33.62	.15
Fourth Quarter	61.34	43.54	.15

        As of February 14, 2008 we had 94,281,746 shares of common stock outstanding and held beneficially by approximately 19,500 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,800) is not representative of the number of beneficial holders.

        We declared our first quarterly cash dividend during July 2004 and continued quarterly dividends throughout 2007. We expect to continue to distribute quarterly cash dividends throughout 2008. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Issuer Purchases of Equity Securities

        We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2007.

Period 2007	Total Shares Purchased	Average Price Paid Per Share	Total Program Shares Purchased	Total Shares Still Available For Purchase Under the Program
October 4 to 17	574,600	$45.96	574,600	4,469,999
November 12 to 28	1,514,200	48.91	1,514,200	2,955,799

Issuer Purchases of Equity Securities

        On April 3, 2007, we issued and sold $500 million aggregate principal amount of our 6 3/4% Senior Notes due 2015 to Banc of America Securities LLC, Goldman, Sachs & Co. and Morgan Stanley, as Initial Purchasers, in a transaction exempt from registration pursuant to the provisions of Rule 144A and Regulation S under the Securities Act of 1933, as amended. Net proceeds from this sale were approximately $495.1 million, after deducting the Initial Purchasers' discount and offering expenses, and were used, in part, to redeem all $300 million of our 9 1/2% Senior Notes due 2009, in part to repay some outstanding amounts under our senior secured credit agreement, for certain capital expenditures and for general corporate purposes.

        On October 12, 2007, we issued and sold $700 million aggregate principal amount of our 7 3/8% Senior Notes due 2012 to Banc of America Securities LLC, Goldman, Sachs & Co., Morgan Stanley, NatCity Investments, Inc and Wells Fargo Securities, as Initial Purchasers, in a transaction exempt from registration pursuant to the provisions of Rule 144A and Regulation S under the Securities Act of 1933, as amended. Net proceeds from this sale were approximately $693.5 million after deducting the Initial Purchasers' discount and offering expenses, and were used, along with borrowings under our amended and restated revolving credit facility, to finance our acquisition of OmniSource Corporation on October 26, 2007 and to repay outstanding amounts under our senior secured credit agreement.

        On October 26, 2007, we issued 9.7 million shares of our common stock, together with cash and the assumption of certain debt, in a transaction exempt from registration pursuant to the provisions of Regulation D under the Securities Act of 1933, as amended, principally to four shareholders and to certain key employees of OmniSource Corporation of Fort Wayne, Indiana, in connection with our $1.1 billion acquisition of that company.

Total Return Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Steel Dynamics, Inc., The NASDAQ Composite Index
And The S & P Steel Index

*
$100 invested on 12/31/01 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected consolidated financial and operating data of Steel Dynamics. The selected consolidated financial and operating data as of and for each of the years in the five-year period ended December 31, 2007 were derived from our audited consolidated financial statements. You should read the following data in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

        You should also read the following information in conjunction with the data in the table on the following page:

  •
  On October 26, 2007, we completed the acquisition of OmniSource Corporation. OmniSource operations are reflected in our steel scrap and scrap substitute operating segment.

  •
  On July 2, 2007, we purchased The Techs which consists of three facilities: GalvTech, MetalTech, and NexTech. The Techs operations are reflected in our steel operating segment.

  •
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

  •
  For purposes of reporting our shipments and production, steel operations include our Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, and the operations of The Techs. Fabrication operations include our five New Millennium Building Systems plants located in Butler, Indiana; Lake City, Florida; Salem, Virginia; Florence, South Carolina; and Continental, Ohio. Steel scrap and scrap substitute operations include OmniSource, Elizabethton Herb and Metal, and Shredded Products; and our scrap substitute facility, Iron Dynamics.

  •
  For purposes of calculating our "working capital", we deduct total current liabilities from total current assets as reported on our consolidated balance sheets.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, expect per share data)
Operating data:
Net sales	$4,384,844	$3,238,787	$2,184,866	$2,144,913	$987,248
Costs of goods sold	3,468,855	2,408,795	1,699,717	1,541,423	841,920

Gross profit	915,694	829,992	485,149	603,490	145,328
Selling, general and administrative expenses	224,540	170,878	91,974	96,581	48,721

Operating income	691,154	659,114	393,175	506,909	96,607
Interest expense	55,416	32,104	34,341	38,907	34,493
Gain from debt extinguishment	—	—	—	—	13,987
Other (income) expense	5,500	(4,545)	(1,792)	(7,031)	664

Income before income taxes	630,238	631,555	360,626	475,033	75,437
Income tax expense	235,672	234,848	138,841	179,719	28,289

Net income	$394,566	$396,707	$221,785	$295,314	$47,148

Basic earnings per share	$4.24	$4.22	$2.49	$3.00	$.49

Weighted average common shares outstanding	93,161	93,931	89,242	98,574	95,659

Diluted earnings per share	$4.02	$3.77	$2.17	$2.64	$.45

Weighted average common shares and share equivalents outstanding	98,402	105,774	103,284	113,053	109,779

Cash dividends declared per share	$.600	$.500	$.200	$.125	$—

Other financial data:
Capital expenditures	$395,198	$128,618	$63,386	$102,046	$137,269
Ratio of earnings to fixed charges	9.37x	17.20x	10.04x	10.02x	2.54x
Other data:
Shipments (net tons)
Steel operations	5,550,207	4,757,610	3,559,371	3,423,372	2,799,760
Fabrication operations	276,836	236,012	141,125	95,768	83,366
Steel scrap and scrap substitute operations	1,406,169	329,583	221,480	168,484	21,148
Other	127,537	90,586	97,843	95,158	102,204
Intercompany	(1,191,461)	(725,522)	(426,087)	(350,660)	(189,230)

Consolidated	6,169,288	4,688,269	3,593,732	3,432,122	2,817,248

Steel operations production (net tons)	5,471,314	4,696,455	3,616,480	3,468,123	2,950,249
Man-hours per hot band ton produced	.30	.29	.30	.30	.30
Shares outstanding (in thousands)	95,162	96,983	86,368	96,971	97,290
Number of employees	5,940	3,490	1,795	1,645	1,397
Balance sheet data:
Cash and equivalents	$28,486	$29,373	$65,518	$16,334	$65,430
Working capital	791,703	636,707	518,556	444,311	254,631
Net property, plant and equipment	1,652,097	1,136,703	999,969	1,024,044	1,001,116
Total assets	4,519,453	2,247,017	1,757,687	1,733,619	1,448,439
Long-term debt (including current maturities)	2,029,845	438,878	440,575	448,379	607,574
Stockholders' equity	1,529,196	1,231,108	879,868	847,122	587,233

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

        This report contains some predictive statements about future events, including statements related to conditions in the steel marketplace, our revenue growth, and costs of raw materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as "forward-looking," subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Such predictive statements are not guarantees of future performance, and actual results could differ materially from our current expectations. Factors that could cause such predictive statements to turn out other than as anticipated or predicted include, among others: changes in economic conditions affecting steel consumption; increased foreign imports; increased price competition; difficulties in integrating acquired businesses; risks and uncertainties involving new products or new technologies; changes in the availability or cost of steel scrap or substitute materials; increases in energy costs; occurrence of unanticipated equipment failures and plant outages; labor unrest; and the effect of the elements on production or consumption.

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

Operations

        We are one of the largest steel producers in the United States based on an estimated annual steelmaking capability of 5.3 million tons, with 2007 shipments from steel operations, including galvanizing, totaling 5.6 million tons. We plan to increase our annual steelmaking capacity to 6.7 million tons by the end of 2008. Pursuant to our acquisition of OmniSource Corporation in October 2007, we are also now one of North America's largest scrap recycling companies. Our total 2007 consolidated shipments, which exclude shipments between our operating divisions, totaled 6.2 million tons.

  •
  Steel Operations.  Steel operations include our Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. Steel operations accounted for 81%, 89% and 91% of the company's consolidated net sales during 2007, 2006 and 2005, respectively. The Flat Roll Division accounted for 32%, 48% and 60% of our consolidated net sales during 2007, 2006 and 2005, respectively. This decreased concentration in steel operations and flat rolled products reflects our continued growth and escalating product diversification.

    Our Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot-rolled, galvanized, Galvalume® and painted products. Our Structural and Rail Division sells structural steel beams and pilings and is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. Our Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. Our Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. SWVA primarily sells merchant beams, channels and specialty structural steel sections. The Techs was acquired in July 2007 and operates three galvanizing lines specializing in the galvanizing of specific types of flat-rolled steels in non-automotive applications. Our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

  •
  Fabrication Operations.  Fabrication operations include our five New Millennium Building Systems plants located in Butler, Indiana; Lake City, Florida; Salem, Virginia; Florence, South Carolina; and Continental, Ohio. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Fabrication operations accounted for 8%, 8% and 6% of our consolidated net sales during 2007, 2006 and 2005, respectively.

  •
  Steel Scrap and Scrap Substitute Operations.  Steel scrap and scrap substitute operations include the revenues and expenses associated with our existing steel scrap processing locations and those related to our October 26, 2007 acquisition of OmniSource. In addition our Iron Dynamics (IDI) facility is included in this segment. Output from these operations is generally used as raw materials within our steel operations. Steel scrap and scrap substitute operations accounted for 9% of our consolidated net sales during 2007.

Acquisitions

        OmniSource.    On October 26, 2007, we completed our acquisition of OmniSource, one of North America's largest scrap recycling companies. We acquired all of the outstanding stock of OmniSource in a transaction valued at approximately $1.1 billion, including $449.1 million in cash, 9.7 million shares of Steel Dynamics common stock valued at approximately $455.0 million, and the assumption of approximately $210.6 million of debt, which was repaid at closing. We have in the past, and will continue in the future, to purchase a portion of our raw material needs for the steel operations segment from OmniSource.

        We purchased OmniSource to significantly expand our strategic expansion into the steel scrap and recycled metals sector. OmniSource primarily procures and processes an array of ferrous and non-ferrous scrap materials and also provides brokerage and materials management services for these materials. Aside from the fact that scrap is the single largest cost component for our steelmaking operations, the acquisition provides an entry for further profitable growth in a sector that is continuing to grow on a global basis. OmniSource employs over 2,000 people in 40 facilities located in the eastern United States and Canada.

        OmniSource will operate as a wholly-owned subsidiary of Steel Dynamics and will continue to focus on the ferrous and nonferrous scrap processing, brokerage, and industrial scrap management needs of its customers. OmniSource operations are reported in our steel scrap and scrap substitute operating segment. OmniSource operating results are reflected in our financial statements from the effective date of the merger, October 26, 2007, through December 31, 2007.

        The Techs.    On July 2, 2007, we purchased The Techs for approximately $373.4 million, which was funded from our existing senior secured revolving credit facility. The Techs is a Pennsylvania-based flat-rolled steel galvanizing company, which consists of three non-union galvanizing facilities: GalvTech, MetalTech, and NexTech. Each facility specializes in the galvanizing of specific types of flat-rolled steels in non-automotive applications, servicing a variety of customers in the HVAC, commercial construction, and consumer goods markets. About 85% of The Techs sales are to customers in the eastern U.S. and the Midwest. In 2006, the privately held company shipped 958,000 tons of galvanized steel and generated revenues of $831.3 million. We purchased The Techs to expand our market-share in the value-added steel coating business. With the addition of The Techs, we have an annual estimated galvanizing capacity of approximately 2 million tons. The Techs complements our three existing galvanizing lines located in Butler, Indiana and Jeffersonville, Indiana. The purchase of The Techs allows us to access markets that require widths or gauges that our existing facilities can not currently supply. The Techs operations are reflected in our steel operations segment. The Techs operating results are reflected in our financial statements from the effective date of the merger July 2, 2007, through December 31, 2007.

Income Statement Classifications

        Net Sales.    Net sales from our operations are a factor of net tons shipped, product mix and related pricing. Except for our fabrication operations, we recognize revenue from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product is transferred to the customer. Net sales from steel fabrication are recognized from construction contracts utilizing a percentage-of-completion method, which is based on the percentage of steel consumed to date as compared to the estimated total steel required for each contract. Steel fabrication revenues accounted for approximately 8% of our total net sales during both 2007 and 2006. We charge premium prices for certain grades of steel, product dimensions, or certain smaller volumes, and for value-added processing or coating of steel products.

        Costs of Goods Sold.    Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs for our steel operations are steel scrap and scrap substitutes, alloys, zinc, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and freight. Our metallic raw materials, steel scrap and scrap substitutes, represent the most significant component of our costs of goods sold. The primary costs related to our steel scrap and scrap substitute operations is the cost of materials, freight costs and processing expenses.

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

        Other (Income) Expense.    Other income consists of interest income earned on our cash balances and any other non-operating income activity, including gains on certain short-term investments and income from equity investments. Other expense consists of any non-operating costs.

Operating Results 2007 vs. 2006

        Net income was $394.6 million or $4.02 per diluted share during 2007, compared with $396.7 million or $3.77 per diluted share during 2006. Our gross margin percentage was 21% and 26% during 2007 and 2006, respectively. The decrease in our gross margin percentage during 2007 was due to several factors, primarily weaker flat roll steel markets and the acquisition of The Techs and OmniSource. Although The Techs generally elicits higher selling values due to value-added products, the gross margin for the galvanized steels produced by The Techs is lower than that of our other galvanizing lines due to the incremental cost of purchasing a steel coil to be coated versus producing that coil at cost, as we do at our Flat Roll Division. OmniSource is primarily engaged in the collection and processing of ferrous and non-ferrous materials for resale to steel producers, brokers, and other processors. This type of business operates at lower margins than we have historically experienced as a steel producer.

        Gross Profit.    During 2007, our net sales increased $1.1 billion, or 35%, to $4.4 billion, while our consolidated shipments increased 1.5 million tons, or 32%, to 6.2 million tons, when compared with 2006. The increase in shipments was due to increased shipments at several of our steelmaking operations and to shipments from our acquired operations: The Techs and OmniSource.

  —Steel Operations

	2007	2006	2005
Flat Roll Division	2,495,360	2,541,251	2,375,469
Structural and Rail Division	1,174,776	1,018,426	826,661
Engineered Bar Products Division	546,585	502,169	357,241
Roanoke Bar Division	595,041	458,327	—
Steel of West Virginia	283,568	237,437	—
The Techs	454,877	—	—

Total Shipments (tons)	5,550,207	4,757,610	3,559,371

        Steel operations accounted for 81%, 89% and 91% or our consolidated net sales and 88%, 96% and 96% of our consolidated gross margin during 2007, 2006, and 2005, respectively. Our Flat Roll Division decreased shipments by 46,000 tons, or 2%. Our Structural and Rail Division increased shipments by 156,000 tons, or 15%, which resulted from increased demand for structural products for the non-residential construction industry. Our Engineered Bar Products Division increased shipments by 44,000 tons, or 9%, during this period as a result of increased demand for special-bar-quality products and the continued development of longer-term customer supply relationships. In 2007 our Roanoke Bar Division and Steel of West Virginia shipped 595,000 tons and 284,000 tons respectively for the full year compared to 458,000 tons and 237,000 tons respectively for the period April 12, 2006 to December 31, 2006.

Average Quarterly Steel Selling Prices

        Our 2007 average steel operations' selling price per ton shipped increased $33 compared with 2006. During 2007 strong demand for structural steel products allowed us to increase our annual average selling price by more than 16%, while the inverse was true for our flat roll products. Due to weaker demand during 2007 and the overhang of inventories from the impact of lower priced inventory during the third and fourth quarters of 2006, our annual average selling price for flat roll products decreased by more than 6%. However, throughout the second half of 2007, steel service center inventories continued to decline and were at a two-year low by the end of the year. Due in part to supply constraints that have arisen from lower import levels and shuttered or in-repair domestic manufacturing facilities, in addition to increased demand from the service centers, we have seen a recovery in our flat-rolled order pricing during the first quarter of 2008. We currently anticipate an increase in our steel operations' average pricing when comparing to the fourth quarter of 2007.

        Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations increased $25 during 2007 as compared to 2006. During 2007 and 2006 our metallic raw material costs represented 50% and 54% of our steel operation's manufacturing costs and 44% and 53% of our total consolidated manufacturing costs. We are experiencing an increase in steel scrap prices during the first quarter of 2008, which, when coupled with our anticipated increase in average product pricing would result in stable to increasing margins when compared to the fourth quarter of 2007.

  —Steel Fabrication Operations

        Fabrication operations accounted for 8%, 8% and 6% of our consolidated net sales during 2007, 2006, and 2005, respectively. During April 2006, we purchased three additional joist manufacturing facilities. We have renovated these facilities during 2006 and 2007 and anticipate increased production during 2008. Our average steel fabrication operations' selling price per ton shipped increased $146, or 13%, during 2007 when compared with 2006. The purchase of various steel products is the largest single cost of production for our fabrication operations. During 2007 and 2006, respectively, the cost of steel products purchased represented 67% and 69% or the total cost of manufacturing for our fabrication operations.

Average Quarterly Fabrication Selling Prices

  —Steel Scrap and Scrap Substitute Operations

        Steel Scrap and Scrap Substitute Operations accounted for 9% of our consolidated net sales and 5% of our consolidated gross margin during 2007. Our steel scrap operations primarily engage in the collection and processing of ferrous and non-ferrous metals for resale to steel companies, brokers and other metals processors. During 2007, approximately 33% of the sales from these operations were to our steel mills. We expect this percentage to increase somewhat during 2008.

Consolidated Results 2007 vs. 2006

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $224.5 million during 2007, as compared to $170.9 million during 2006, an increase of $53.6 million, or 31%. Our selling, general and administrative expenses represented 5% of our total net sales during both 2007 and 2006. During 2007, we incurred an expense of $2.3 million related to the write-off of previously capitalized financing costs when we redeemed our $300 million 9 1/2% senior notes due 2009 (9 1/2% Notes).

        We recorded expense of $50.2 million and $45.0 million during 2007 and 2006, respectively, related to our Steel Dynamics performance-based profit sharing plan allocation which is currently calculated as 8% of pretax earnings. During 2007 and 2006, respectively, we recorded additional profit sharing expense of $8.3 million and $5.3 million, related to certain subsidiaries whose employees did not participate in the aforementioned plan. Our board of directors approved an increase from 6% to the current 8% in the profit sharing rate effective August 1, 2006, in recognition of the additional plan participants added as a result of acquisition activity.

        Interest Expense.    During 2007, gross interest expense increased $35.3 million, or 105%, to $69.1 million and capitalized interest increased $12.0 million to $13.7 million, when compared to 2006. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our steel operations and fabrication operations. During 2007, interest expense was also reduced by $3.4 million related to the recognition of the remaining unamortized bond premium associated with the redemption of our 9 1/2% Notes. We currently anticipate gross interest expense to increase for 2008, as we have additional outstanding borrowings related to our recent acquisition of OmniSource, which was principally financed with the issuance of the $700.0 million 7 3/8% senior notes due 2012.

        Other (Income) Expense.    Other expense was $5.5 million during 2007, as compared to other income of $4.5 million during 2006. During 2007, other expense was principally comprised of $7.1 million of additional expense related to the call premium associated with the redemption of our 9 1/2% Notes and the termination of a related fixed-to-floating interest rate swap which resulted in a $5.0 million loss on hedging activities. These expenses were partially offset by interest income, certain non-operating revenues, and income from certain equity investments. During 2006, other income was principally comprised of certain non-operating revenues recognized at several of the Roanoke Electric subsidiaries.

        Income Taxes.    During 2007, our income tax provision was $235.7 million, as compared to $234.8 million during 2006. Our effective income tax rate was 37.4% and 37.2% during 2007 and 2006, respectively. We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

        We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007. The implementation of FIN 48 did not have a significant impact on our financial position or results of operations. Included in the balance of unrecognized tax benefits at December 31, 2007 are potential benefits of $26.7 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During 2007, we recognized interest of $1.2 million, net of tax, and penalties of $1.3 million. At December 31, 2007, we had $5.6 million accrued for the payment of interest and penalties.

        We file income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) completed an examination of our federal income tax returns for 1997 through 2001 in the third quarter of 2007. The final examination adjustments did not result in a material change to our financial position or results of operations. We are currently under examination by the state of Indiana for calendar years 2000 through 2005. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of this audit or other state income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $20.5 million by the end of 2008, primarily related to the deductibility of intercompany royalty and related interest payments. With few exceptions, and as noted for the state of Indiana, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2004.

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

        Working Capital.    During 2007, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals increased $347.8 million to $1.0 billion compared to December 31, 2006. Approximately $184.4 million of working capital was associated with the acquisition of OmniSource. Trade receivables increased $305.7 million, or 75%, during 2007 to $714.1 million, of which more than 95%, were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 6% and 13% of our outstanding trade receivables at December 31, 2007 and 2006, respectively. During 2007, our inventories increased $335.1 million, or 59%, to $904.4 million. The addition of The Techs and OmniSource accounted for $42.6 million and $146.9 million of these increases, respectively. Our trade payables and general accruals increased $274.8 million, or 119%, during 2007.

        Capital Expenditures.    During 2007, we invested $395.2 million in property, plant and equipment, of which slightly more than 58% was related to the continued construction of a second rolling mill and caster at our Structural and Rail Division and the continued reconfiguration of the three acquired Roanoke Electric joist plants. The remaining capital expenditures represented improvement projects at our existing facilities, including increased capabilities to produce pre-painted steel, acrylic-coated steel and Galvalume® coated steel at Jeffersonville. We believe these capital investments will increase our net sales and related cash flows as each project develops.

        Capital Resources and Long-term Debt.    During 2007, our total outstanding debt, including unamortized bond premium, increased $1.6 billion to $2.0 billion. During 2007, holders of our 4.0% convertible subordinated notes converted $250,000 of the notes to Steel Dynamics common stock, resulting in the issuance of 29,403 shares from our treasury reserves. There are currently 4,381,170 shares still available for conversion pursuant to these notes. Our long-term debt to capitalization ratio, representing our total debt divided by the sum of our total debt and our total stockholders' equity, was 57% and 26% at December 31, 2007 and 2006, respectively.

        At December 31, 2007, there were outstanding borrowings of $239.0 million under our $750.0 million senior secured revolver and $536.3 million outstanding under our term A loan. The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiaries' receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. We were in compliance with these covenants at December 31, 2007, and expect to remain in compliance during the next twelve months.

        Common Stock Purchases.    From time to time, our board of directors authorizes management to repurchase shares of Steel Dynamics common stock through open market trades. We repurchased 12.6 million shares for $533.7 million during 2007; 9.4 million shares for $247.4 million during 2006;

and 11.8 million shares for $186.8 million during 2005. As of December 31, 2007, we had remaining authorization in place from our board of directors to repurchase approximately 3.0 million additional shares. The repurchase program does not have an expiration date.

        Cash Dividends.    We declared cash dividends of $55.6 million, or $.60 per share, during 2007; $47.8 million, or $.50 per share, during 2006; and $17.7 million, or $.20 per share, during 2005. We paid cash dividends of $55.6 million, $37.5 million and $18.3 million during 2007, 2006 and 2005, respectively. We anticipate continuing quarterly cash dividends throughout 2008. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

        Other.    Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next two years for making required payments of principal and interest on our indebtedness, funding working capital requirements, anticipated capital expenditures, and any additional funding as may be required in equity-based investments pursuant to certain "put" rights.

        During 2008, we currently anticipate spending approximately $460 million on capital improvement projects at our existing facilities and on, among others, the following capital projects: approximately $140 million in connection with the addition of a second rolling mill at our Structural and Rail Division; $125 related to the Mesabi Nugget project; $75 million in connection with various scrap processing projects; $25 million in connection with certain upgrades at our Engineered Bar Products Division and $95 million of various smaller individual projects at our existing operations. These amounts do not include capital requirements that may arise from our involvement in new joint ventures or merger and acquisition activity that may occur throughout the year.

        During 2007, we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $6.0 million. Based on our current abatements and incentive credits, and utilizing our existing long-lived asset structure, we estimate the remaining annual effect on future operations to be approximately $4.1 million, $3.5 million, $2.2 million, $1.6 million, $1.5 million, $469,000, $395,000 and $210,000, during the years 2008 through 2015, respectively.

Contractual Obligations and Other Long-Term Liabilities

        We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted accounting principles. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2007 (dollars in thousands):

	Payments Due By Period
	Total	2008	2009 & 2010	2011 & 2012	2013 & After
Long-term debt(1)	$2,029,845	$295,162	$111,705	$1,110,393	$512,585
Estimated interest payments on debt(2)	679,569	122,972	238,351	224,088	94,158
Purchase obligations(3)	49,037	29,898	4,338	4,025	10,776
Construction commitments(4)	181,673	181,673	—	—	—
Lease commitments	29,628	8,648	11,545	6,951	2,484
Other commitments(5)	13,443	1,103	2,224	2,450	7,666

Total	$2,983,195	$639,456	$368,163	$1,347,907	$627,669

(1)
The long-term debt payment information presented above assumes that our senior unsecured notes and our convertible subordinated notes remain outstanding until maturity. The earliest date at which redemption or repurchase may occur for our $37.3 million convertible subordinated notes was December 18, 2007. Refer to Note 3 to the consolidated financial statements elsewhere in this report for additional information regarding our long-term debt.

(2)
The estimated interest payments shown above assume interest rates of 7 3/8% on our $700 million senior unsecured notes due October 2012; 6 3/4% on our $500 million senior unsecured notes due April 2015; 4.0% on our $37.3 million convertible subordinated notes due December 15, 2012; 4.5% on our outstanding senior secured revolver and term A balances; and 7.7% on our other fixed rate debt of approximately $17.4 million.

(3)
Purchase obligations include commitments we have for the purchase of natural gas and its transportation to be utilized within our production process. These arrangements have "take or pay" or other similar commitment provisions. We have fully utilized all such "take or pay" requirements during the past three years under these contracts.

(4)
Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2007.

(5)
Other commitments principally relate to certain pension and deferred compensation plan obligations.

Other Matters

Inflation

        We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

        We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2007, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $22.9 million and capital expenditures related to environmental compliance of approximately $1.7 million. Over 63% of the costs incurred during 2007 for monitoring and compliance were related to the normal transportation of certain types of waste produced in the steelmaking process in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $210,000 at all of our facilities during 2007. We have an accrual of $244,000 recorded as a contingency for environmental remediation related to our OmniSource subsidiary. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years, and we may become subject to more stringent environmental laws and regulations in the future.

Recent Accounting Pronouncements and Developments

        In Note 1 to our consolidated financial statements, we discuss new accounting policies adopted by Steel Dynamics during 2007 and the expected financial impact of accounting policies recently issued or proposed but not yet required to be adopted.

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

        Revenue Recognition and Allowance for Doubtful Accounts.    We recognize revenues from sales and the allowance for estimated costs associated with returns from these sales when the title of the product transfers upon shipment. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. Our fabrication operations recognize revenues from construction contracts on a percentage of completion method based on steel consumed to date as a percentage of the estimated total steel required for each contract. Fabrication operations accounted for 8% of our 2007 net sales.

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

        Inventories.    We record inventories at lower of cost or market. Cost is determined principally on a first-in, first-out, basis which approximates fair market values.

        Impairments of Long-Lived Tangible and Finite-Lived Intangible Assets.    In accordance with the methodology described in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

        Goodwill and Other Indefinite-Lived Intangible Assets.    We perform an annual impairment test for goodwill and other indefinite-lived intangible assets as required by FASB Statement No. 142, Goodwill and Other Intangible Assets. Goodwill is allocated to various reporting units, which are generally one level below our operating segments. To determine if there is potential goodwill impairment, we compare the fair value of the reporting unit to its carrying amount. If the fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. We generally use discounted cash flow models and multiples of earnings before interest expense, amortization, depreciation and taxes as measurements of fair value. Based on our valuations, there was no impairment of goodwill or other intangible assets at December 31, 2007 or during the year.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2007 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
	Principal	Average Rate	Principal	Average Rate
Expected maturity date:
2008	$1,162	5.7%	$294,000	4.5%
2009	823	7.7	55,000	4.5
2010	882	7.7	55,000	4.5
2011	924	7.7	55,000	4.5
2012	738,219	7.2	316,250	4.5
Thereafter	512,585	6.8	—

Total	$1,254,595	7.0%	$775,250	4.5%

Fair value	$1,511,782		$775,250

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

        Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain commitments contain provisions which require us to "take or pay" for specified quantities without regard to actual usage for periods of up to a year for physical commodity requirements and for up to 13 years for commodity transportation requirements. Our commitments for natural gas and its transportation with "take or pay" or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2008	$29,898
2009	2,169
2010	2,169
2011	2,169
2012	1,856
Thereafter	10,776

$49,037

        We fully utilized all such "take or pay" requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 180 hours annually as "interruptible service" and establishes an agreed fixed rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Steel Dynamics, Inc. is responsible for the preparation and integrity of the company's consolidated financial statements, establishing and maintaining adequate internal control over financial reporting for the company (including its consolidated subsidiaries) and all related information appearing in this Form 10-K. The company maintains accounting and internal control systems which are intended to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management's authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States. We are dedicated to ensuring that we maintain the high standards of financial accounting and reporting that we have established. Our culture demands integrity and an unyielding commitment to strong internal practices and policies.

        Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles; (3) provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007. The framework on which such evaluation was based is contained in the report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

        Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Elizabethton Herb and Metal, the Techs, Inc., or OmniSource Corporation, which are included in the consolidated financial statements of Steel Dynamics, Inc. and constituted 42% and 1% of total and net assets, respectively, as of December 31, 2007, and 18% and 4% of revenues and net income, respectively, for the year then ended.

/s/ Keith E. Busse Chief Executive Officer	/s/ Theresa E. Wagler Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Dynamic Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Elizabethton Herb and Metal, the Techs, Inc., or OmniSource Corporation, which are included in the consolidated financial statements of Steel Dynamics, Inc. and constituted 42% and 1% of total and net assets, respectively as of December 31, 2007, and 18% and 4% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Steel Dynamics, Inc. also did not include an evaluation of the internal control over financial reporting of Elizabethton Herb and Metal, the Techs, Inc., or OmniSource Corporation.

        In our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of Steel Dynamics, Inc. and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Fort Wayne, Indiana
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," in 2006.

        We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Fort Wayne, Indiana
February 22, 2008

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets
Cash and equivalents	$28,486	$29,373
Accounts receivable, net of related allowances of $7,735 and $6,863 as of December 31, 2007 and 2006, respectively	670,020	355,011
Accounts receivable-related parties	44,103	53,365
Inventories	904,398	569,317
Deferred income taxes	10,427	13,964
Other current assets	38,795	15,167

Total current assets	1,696,229	1,036,197
Property, plant and equipment, net	1,652,097	1,136,703
Restricted cash	11,945	5,702
Intangible assets, net of accumulated amortization of $7,773 and $1,874 as of December 31, 2007 and 2006, respectively	514,547	12,226
Goodwill	510,983	30,966
Other assets	133,652	25,223

Total assets	$4,519,453	$2,247,017

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$358,921	$145,938
Accounts payable-related parties	19,928	2,004
Income taxes payable	25,870	30,497
Accrued expenses	150,687	91,527
Accrued profit sharing	53,958	46,341
Senior secured revolver	239,000	80,000
Current maturities of long-term debt	56,162	686

Total current liabilities	904,526	396,993
Long-term debt
Senior secured term A loan	481,250	—
6 3/4% senior notes	500,000	—
7 3/8% senior notes	700,000	—
9 1/2% senior notes	—	300,000
4.0% convertible subordinated notes	37,250	37,500
Other long-term debt	16,183	16,920
Unamortized bond premium	—	3,772

	1,734,683	358,192
Deferred income taxes	301,470	256,803
Minority interest	11,038	1,424
Other liabilities	38,540	2,497
Commitments and contingencies
Stockholders' equity
Common stock voting, $.005 par value; 200,000,000 shares authorized; 108,885,461 and 107,865,486 shares issued; and 95,162,201 and 96,983,303 shares outstanding, as of December 31, 2007 and 2006, respectively	542	537
Treasury stock, at cost; 13,723,260 and 10,882,183 shares, as of December 31, 2007, and 2006, respectively	(457,368)	(230,472)
Additional paid-in capital	553,805	367,772
Other accumulated comprehensive income	21	—
Retained earnings	1,432,196	1,093,271

Total stockholders' equity	1,529,196	1,231,108

Total liabilities and stockholders' equity	$4,519,453	2,247,017

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Years Ended December 31,
	2007	2006	2005
Net sales
Unrelated parties	$4,158,844	$2,995,952	$1,959,428
Related parties	225,705	242,835	225,438

Total net sales	4,384,549	3,238,787	2,184,866
Costs of goods sold	3,468,855	2,408,795	1,699,717

Gross profit	915,694	829,992	485,149
Selling, general and administrative expenses	224,540	170,878	91,974

Operating income	691,154	659,114	393,175
Interest expense	55,416	32,104	34,341
Other expense (income), net	5,500	(4,545)	(1,792)

Income before income taxes	630,238	631,555	360,626
Income taxes	235,672	234,848	138,841

Net income	$394,566	$396,707	$221,785

Basic earnings per share	$4.24	$4.22	$2.49

Weighted average common shares outstanding	93,161	93,931	89,242

Diluted earnings per share, including the effect of assumed conversions	$4.02	$3.77	$2.17

Weighted average common shares and share equivalents outstanding	98,402	105,774	103,284

Dividends declared per share	$.60	$.50	$.20

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Shares
			Common Stock	Additional Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income	Treasury Stock
	Common	Treasury						Total
Balances at January 1, 2005	96,972	7,897	$523	$390,505	$540,235	$—	$(84,141)	$847,122
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	1,242	—	6	15,395	—	—	—	15,401
Dividends declared	—	—	—	—	(17,676)	—	—	(17,676)
Purchase of treasury stock	(11,846)	11,846	—	—	—	—	(186,764)	(186,764)
Comprehensive income and net income	—	—	—	—	221,785	—	—	221,785

Balances at December 31, 2005	86,368	19,743	529	405,900	744,344	—	(270,905)	879,868
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	1,754	—	8	28,495	—	—	—	28,503
Dividends declared	—	—	—	—	(47,780)	—	—	(47,780)
Equity-based compensation	57	(57)	—	8,075	—	—	787	8,862
Conversion of subordinated 4.0% notes	9,115	(9,115)	—	(77,729)	—	—	162,346	84,617
Acquisition of business	9,089	(9,089)	—	3,031		—	124,711	127,742
Purchase of treasury stock	(9,400)	9,400	—	—	—	—	(247,411)	(247,411)
Comprehensive income and net income	—	—	—	—	396,707	—	—	396,707

Balances at December 31, 2006	96,983	10,882	537	367,772	1,093,271	—	(230,472)	1,231,108
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	1,020	—	5	29,441	—	—	—	29,446
Dividends declared	—	—	—	—	(55,641)	—	—	(55,641)
Equity-based compensation	74	(74)	—	6,691	—	—	1,382	8,073
Conversion of subordinated 4.0% notes	29	(29)	—	(595)	—	—	845	250
Acquisition of business	9,700	(9,700)	—	150,496	—	—	304,531	455,027
Purchase of treasury stock	(12,644)	12,644	—	—	—	—	(533,654)	(533,654)
Comprehensive income:
Net income	—	—	—	—	394,566	—	—	394,566
Unrealized gain on available-for-sale securities	—	—	—	—	—	21	—	21

Total comprehensive income								394,587

Balances at December 31, 2007	95,162	13,723	$542	$553,805	$1,432,196	$21	$(457,368)	$1,529,196

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities
Net income	$394,566	$396,707	$221,785
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	138,136	114,812	91,865
Unamortized bond premium	(3,350)	—	—
Equity-based compensation	8,073	8,862	—
Deferred income taxes	12,642	(478)	22,230
Loss on disposal of property, plant and equipment	551	12	532
Minority interest	(386)	306	(1,351)
Changes in certain assets and liabilities
Accounts receivable	57,653	(72,277)	12,153
Inventories	(119,577)	(66,240)	(17,196)
Other assets	(4,393)	(3,373)	1,551
Accounts payable	(48,835)	(9,787)	(32,299)
Income taxes payable	(10,684)	13,974	6,553
Accrued expenses	3,807	22,434	4,933

Net cash provided by operating activities	428,203	404,952	310,756

Investing activities
Purchases of property, plant and equipment	(395,198)	(128,618)	(63,386)
Acquisition of business, net of cash acquired	(848,071)	(89,106)	—
Purchase of securities	(3,584)	(14,075)	—
Maturities of securities	—	14,075	—
Other investing activities	224	311	1,345

Net cash used in investing activities	(1,246,629)	(217,413)	(62,041)

Financing activities
Issuance of current and long-term debt	3,157,053	330,000	268,706
Repayments of current and long-term debt	(1,761,807)	(297,231)	(276,510)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	29,446	28,503	15,401
Purchase of treasury stock	(533,654)	(247,411)	(186,764)
Dividends paid	(55,642)	(37,545)	(18,276)
Debt issuance costs	(17,857)	—	(2,088)

Net cash provided by (used in) financing activities	817,539	(223,684)	(199,531)

Increase (decrease) in cash and equivalents	(887)	(36,145)	49,184
Cash and equivalents at beginning of year	29,373	65,518	16,334

Cash and equivalents at end of year	$28,486	$29,373	$65,518

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

        Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products. The company has three reporting segments: steel operations, steel fabrication operations, and steel scrap and scrap substitute operations. Approximately 14% of the company's workforce is represented by collective bargaining agreements and none of these agreements expire during 2008.

  Steel Operations

        Steel operations include the company's Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. Steel operations accounted for 81%, 89% and 91% of the company's consolidated net sales during 2007, 2006 and 2005, respectively. The Flat Roll Division accounted for 32%, 48% and 60% of the company's consolidated net sales during 2007, 2006 and 2005, respectively. This decreased concentration in steel operations and flat rolled products reflects the company's continued growth and escalating product diversification.

        The Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot-rolled, galvanized, and painted products. The Structural and Rail Division sells structural steel beams and pilings and is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. The Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. The Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. SWVA primarily sells merchant beams, channels and specialty structural steel sections. The Techs was acquired in July 2007 and operates three galvanizing lines specializing in the galvanizing of specific types of flat-rolled steels in non-automotive applications. The company's steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

  Fabrication Operations

        Fabrication operations include the company's five New Millennium Building System's plants located in Butler, Indiana; Lake City, Florida; Salem, Virginia; Florence, South Carolina; and Continental, Ohio. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Fabrication operations accounted for 8%, 8% and 6% of the company's consolidated net sales during 2007, 2006 and 2005, respectively.

  Steel Scrap and Scrap Substitute Operations

        Steel scrap and scrap substitute operations include Iron Dynamics (IDI) and the company's steel scrap procurement and processing locations, including OmniSource Corporation (OmniSource) operations, which were acquired on October 26, 2007. The Iron Dynamics facility involves the process

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

of producing direct reduced iron, compacting that material to form hot-briquetted iron (HBI), and then converting the HBI into liquid pig iron. HBI and liquid pig iron are high quality steel scrap substitutes that are used in the company's steelmaking operations. IDI increased production of direct-reduced iron and liquid pig iron from 236,000 tonnes and 83,000 tonnes in 2006, respectively, to 252,000 tonnes and 120,000 tonnes in 2007. In addition, during 2007, the expenses related to the construction of the Mesabi Nugget iron-making facility in Hoyt Lakes, Minnesota are also included in this segment. This plant will be the world's first commercial iron-making facility to use the ITMK3 process pioneered by Kobe Steel, Ltd. Kobe Steel will own a minority equity stake of 19%. Steel scrap and scrap substitute operations accounted for 9% of the company's consolidated net sales during 2007.

Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements include the accounts of SDI, together with its wholly and majority owned or controlled subsidiaries, after elimination of significant intercompany accounts and transactions. Minority interest represents the minority shareholders' proportionate share in the equity or income of the company's consolidated subsidiaries.

  Use of Estimates

        These financial statements are prepared in conformity with accounting principles generally accepted in the United States, and accordingly, include amounts that require management to make estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment, intangible assets and goodwill; valuation allowances for trade receivables, inventories and deferred income tax assets; potential environmental liabilities; and litigation claims and settlements. Actual results may differ from these estimates and assumptions.

  Reclassifications

        Certain 2006 amounts have been reclassified to conform to the current balance sheet presentation. Total assets and cash provided by operating activities were not affected by these reclassifications.

  Revenue Recognition and Allowances for Doubtful Accounts

        Except for the fabrication operations segment, the company recognizes revenues from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product transfers after shipment has occurred. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. The company's fabrication operations segment recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to-date as a percentage of estimated total steel tons required by each contract. The allowance for doubtful accounts is based on the company's best estimate of probable credit losses, along with historical experience.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

  Freight Costs

        The company reflects freight costs associated with shipping its products to customers as a component of costs of goods sold.

  Cash and Equivalents

        Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash are primarily funds held in escrow.

  Marketable Securities

        In accordance with Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, the company has classified its marketable securities as "available for sale" and, accordingly, carries such securities at aggregate fair value on its balance sheet as other assets. Unrealized gains or losses are included in other accumulated comprehensive income as a component of stockholders' equity. As of December 31, 2007, the aggregate fair market value of the company's available-for-sale securities and related unrealized gain was $3.6 million and $21,000, respectively.

  Inventories

        Inventories are stated at lower of cost or market. Cost is determined principally on a first-in, first-out, basis. Inventory consisted of the following at December 31 (in thousands):

	2007	2006
Raw materials	$461,194	$243,770
Supplies	175,052	130,373
Work in progress	72,518	54,555
Finished goods	195,634	140,619

	$904,398	$569,317

  Investments

        The company has investments in joint ventures and closely-held companies in which ownership varies between 20% and 50%. The company does not have effective control of these entities and therefore accounts for these investments on the equity basis. Investments in companies in which the company does not exercise control and its ownership is less than 20% are carried at cost. These investments are reflected in other assets on the company's balance sheet in an amount of $91.8 million at December 31, 2007.

        For one of the company's investments totaling $90.0 million at December 31, 2007, in which the company's owns a 25% interest, the company's other partners have the right to "put" at various times and under certain circumstances the remaining 75% interest in the entity to the company at an agreed upon fair market value.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

  Property, Plant and Equipment

        Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress amounts and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 3 to 15 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation is provided utilizing the straight-line depreciation methodology or the units-of-production depreciation methodology, based on units produced, subject to a minimum and maximum level. Depreciation expense was $126.6 million, $109.2 million and $86.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The company's property, plant and equipment at December 31 consisted of the following (in thousands):

	2007	2006
Land and improvements	$163,589	$87,386
Buildings and improvements	274,466	201,225
Plant, machinery and equipment	1,599,087	1,349,011
Construction in progress	331,865	91,767

	2,369,007	1,729,389
Less accumulated depreciation	716,910	592,686

Property, plant and equipment, net	$1,652,097	$1,136,703

  Intangible Assets

        The company's intangible assets, at December 31, consisted of the following (in thousands):

	2007	2006	Useful Life	Weighted Average Amortization Period
Customer relationships	$353,300	$8,400	15 to 20 years	19 years
Trademarks	161,800	—	Indefinite	—
Trademarks	4,500	4,500	4 to 12 years	10 years
Other	2,720	1,200	3 months to 6 years	5 years

	522,320	14,100
Less: accumulated amortization	7,773	1,874

	$514,547	$12,226

        Amortizable intangible assets are amortized on a straight-line basis over periods ranging from 3 months to 20 years. Amortization of intangible assets, which is included in selling, general and administrative expenses, was $5.9 million and $1.9 million for the years ended December 31, 2007 and

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

2006, respectively. Estimated amortization expense, related to amortizable intangibles, for the years ending December 31 is as follows (in thousands):

2008	$20,435
2009	20,405
2010	20,188
2011	20,080
2012	20,080
Thereafter	251,559

Total	$352,747

  Impairment of Long-Lived Tangible and Finite-Lived Intangible Assets

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

  Goodwill and Other Indefinite-Lived Intangible Assets

        The company performs an annual impairment test for goodwill and other indefinite-lived intangible assets as required by FASB Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. Goodwill is allocated to various reporting units, which are generally one level below the company's operating segments. To determine if there is potential goodwill impairment, FAS 142 requires the company to compare the fair value of the reporting unit to its carrying amount on at least an annual basis. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. To determine the fair value of the reporting units, the company generally uses a present value technique, such as discounted cash flow or multiples of EBITDA. Based on the company's evaluation, there was no impairment of goodwill or other intangible assets at December 31, 2007 or 2006.

  Deferred Taxes

        The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

  Uncertain Tax Positions

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting and

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

disclosure for uncertainty in tax positions, as defined, and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 applies to all income tax positions that are subject to FASB Statement No. 109, Accounting for Income Taxes. Pursuant to FIN 48, if a tax position is deemed more-likely-than-not of being sustained upon examination by the relevant income tax authorities, then the tax position is measured and recorded at the largest amount of benefit that is greater than 50%. The company adopted the provisions of FIN 48 on January 1, 2007, which did not have a significant impact on the company's financial position or results of operations.

  Concentration of Credit Risk

        Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments and accounts receivable. The company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure from any one institution. The company is exposed to credit risk in the event of nonpayment by customers. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. Management's estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company's customers. Heidtman Steel Products (Heidtman) accounted for 5%, 7% and 10% of the company's net sales for the years ended December 31, 2007, 2006 and 2005, respectively.

  Earnings Per Share

        The company computes and presents earnings per common share in accordance with FASB Statement No. 128 (FAS 128), Earnings Per Share. Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes, in addition to the above the weighted average dilutive effect of common share equivalents outstanding during the period. Common share equivalents representing dilutive stock options and dilutive shares related to the company's convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect. No options were excluded at December 31, 2007 and 2006. Options to purchase 416,000 shares were excluded from the diluted earnings per share calculation because the options were anti-dilutive at December 31, 2005.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

        The following table presents a reconciliation of the numerators and the denominators of the company's basic and diluted earnings per share computations for net income for the years ended December 31 (in thousands, except per share data):

	2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$394,566	93,161	$4.24	$396,707	93,931	$4.22
Dilutive stock options	—	843		—	798
Convertible subordinated notes	857	4,398		2,148	11,045

Diluted earnings per share	$395,423	98,402	$4.02	$398,855	105,774	$3.77

	2005
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$221,785	89,242	$2.49
Dilutive stock options	—	516
Convertible subordinated notes	2,659	13,526

Diluted earnings per share	$224,444	103,284	$2.17

  Derivative Financial Instruments

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

        In the normal course of business, the company has limited involvement with derivative financial instruments in an effort to manage the company's exposure to fluctuations in interest and foreign exchange rates. The company periodically employs interest rate swap and forward-rate agreements, and foreign currency exchange contracts as necessary. At the time of acquiring financial instruments, the company designates and assigns these instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument. The company does not enter into derivative financial instruments for speculative purposes.

        The company recorded an after-tax loss of $3.1 million on the termination of a fixed-to-floating interest rate swap agreement in 2007. The company has not entered into any additional interest rate

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

related hedges from that time through December 31, 2007. The company recorded gains of $242,000 and $1.0 million during 2006 and 2005, respectively, as a result of recording various forward interest rate agreements at fair market value. Generally these gains and losses were recorded as other income or expense in the company's statements of income.

        The company enters into commodity futures contracts to manage its exposure to price fluctuations in connection with certain metallic inventory positions and transaction commitments related to its scrap operations. The commodity futures contracts do not qualify for hedge accounting under FAS No. 133 and therefore are adjusted to fair value through income. During 2007, the company recorded an unrealized net loss of $4.3 million in costs of goods sold. The fair value of outstanding commodity future contracts was a net liability of $645,000 at December 31, 2007, and is included in other liabilities.

  Equity-Based Compensation

        The company has several stock-based employee compensation plans which are more fully described in Note 6. of the notes to the financial statements included in this filing. Prior to January 1, 2006, the company accounted for equity-based awards granted under its plans following the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, no equity-based compensation cost related to the incentive stock options plans is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the grant date.

        Effective January 1, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123R (FAS 123R), Share-Based Payments, using the modified prospective application method. Under this transition method, compensation cost recognized during 2006 and subsequent years includes the applicable amounts of compensation cost of all equity-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of FAS 123 and previously presented in the pro forma footnote disclosures). Compensation cost includes all equity-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of FAS 123R). Results for prior periods have not been restated. Prior to the adoption of FAS 123R, no compensation cost was reflected in net income for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. In accordance with FAS 123R, compensation expense for stock options is now recorded over the vesting period using the fair value on the grant date, as calculated using the Black-Scholes model.

        As a result of adopting FAS 123R, the company's income before income taxes and net income were lower for the year ended December 31, 2007 by $8.0 million and $5.2 million, respectively and by $7.5 million and $5.9 million for the year ended December 31, 2006, respectively, than if the company had continued to account for its stock option awards under APB 25. Also, for the year ended December 31, 2007, basic and diluted earnings per share were lower by the amounts of $.06 and $.05, respectively, and for the year ended December 31, 2006, basic and diluted earnings per share were lower by the amounts of $.06 and $.05, respectively, than if the company had continued to account for its stock option awards under APB 25.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

  Pro Forma Information: FAS 123 for Periods Prior to 2006

        Prior to adopting the provisions of FAS 123R, the company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the grant date pursuant to APB 25 and provided the required pro forma disclosures of FAS 123. Because the company established the exercise price based on the fair market value of the company's stock at the grant date, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R. Each accounting period, the company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

        For purposes of pro forma disclosures under FAS 123 for the year ended December 31, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options' vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the years ended December 31 were as follows (in thousands, except per share data):

2005
Net income, as reported	$221,785
Equity-based compensation expense, (fair value based method) net of tax effect(1)	(3,632)

Pro forma net income	218,153
Effect of assumed conversions, net of tax effect	2,659

Pro forma net income, diluted earnings per share	$220,812

Basic earnings per share:
As reported	$2.49
Pro forma	2.44
Diluted earnings per share:
As reported	$2.17
Pro forma	2.14

    (1)
    Does not include restricted stock awards as these costs were already being expensed prior to the adoption of FAS 123R. See Note 6 to the consolidated financial statements.

        The estimated weighted-average fair value of the individual options granted on the date of grant was $11.28, $9.43, and $4.94 during 2007, 2006 and 2005, respectively. The aggregate intrinsic value of options exercised was $26.9 million, $23.1 million and $12.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate intrinsic value of options which are exercisable as of December 31, 2007 was $48.9 million. The aggregate intrinsic value of options that are currently outstanding and that are expected to be exercised is $53.1 million. The disclosures related to the effect of equity-based compensation expense for the year ended December 31, 2007 and 2006, and the pro forma effect as if FAS 123 had been applied to the year ended December 31, 2005, are based on the

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2007	2006	2005
Volatility(1)	38.2–40.2%	44.1–46.5%	43.3–48.1%
Risk-free interest rate(2)	3.4–4.7%	4.6–5.0%	3.9–4.4%
Dividend yield(3)	0.7–0.9%	1.1–1.2%	1.0%
Expected life (years)(4)	2.3–3.9	2.4–3.9	3.0–4.3

    (1)
    The volatility is based on the historical volatility of the company's stock.

    (2)
    The risk-free interest rate is based on the U.S. Treasury strip rate for the expected life of the option.

    (3)
    The dividend yield is based on the company's latest annualized dividend rate and the current market price of the underlying common stock at the date of grant.

    (4)
    The expected life in years is determined primarily from historical stock option exercise data.

Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (FAS 159). FAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts FAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. The company does not expect FAS 159 to have a material impact on its results of operations or financial condition.

        In September 2006, the FASB issued Statement No. 157 (FAS 157), Fair Value Measurements. FAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. FAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective for the company January 1, 2008, for financial assets and liabilities and January 1, 2009, for non-financial assets and liabilities, although early adoption is permitted. FAS 157 is generally to be applied prospectively. The company does not expect FAS 157 to have a material impact on its results of operations or financial condition.

        In December 2007, the FASB issued Statement No. 160 (FAS 160), Non-controlling Interest in Consolidated Financial Statements. This Statement clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. FAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and early adoption is

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

prohibited. FAS 160 is generally required to be adopted prospectively. The company has not analyzed the impact of adoption of this statement.

Note 2. Acquisitions

OmniSource Corporation

        On October 26, 2007, the company completed its acquisition of 100% of the stock of OmniSource Corporation, a privately owned ferrous and non-ferrous scrap processing and trading company. The company paid approximately $449.1 million in cash, including transaction costs, and issued 9.7 million shares of Steel Dynamics, Inc. common stock with a value of approximately $455.0 million. In addition, the company assumed approximately $210.6 million of debt which the company repaid on the closing of the merger. The cash portion of the acquisition was funded from the company's cash on hand which included the proceeds of the $700.0 million 7 3/8% senior note offering that was consummated on October 12, 2007. The company valued the common stock issued at $46.91 per share based on the average stock price of the company's common stock during the two days before and after the date the merger agreement was agreed to and announced (October 1, 2007). The company has in the past, and will continue in the future, to purchase a portion of its raw material needs for the steel operations segment from OmniSource.

        The company purchased OmniSource to significantly expand its strategic expansion into the steel scrap and recycled metals sector. OmniSource primarily procures and processes an array of ferrous and non-ferrous scrap materials and also provides brokerage and materials management services for these materials. Aside from the fact that scrap is the single largest component for the company's steelmaking operations, the acquisition provides an entry for further profitable growth in a sector that is continuing to grow on a global basis.

        The aggregate purchase price of $904.1 million was preliminarily allocated to the opening balance sheet of OmniSource at October 26, 2007, the date of the acquisition. The following initial allocation is preliminary with much refinement to still be made. The company has not yet determined the appropriate methodology for the amortization of intangible assets however, for the purposes of the following disclosures, has assumed a 20-year straight-line approach. The following is subject to adjustments based on further determination of actual acquisition costs and the fair value, lives, and

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

amortization methods of the acquired assets, assumed liabilities and identifiable intangible assets (in thousands):

Current assets	$485,909
Property, plant & equipment	193,553
Goodwill	309,231
Intangible assets	320,000
Other assets	93,403

Total assets	1,402,096

Current liabilities, excluding debt	276,410
Debt	210,342
Other liabilities	11,231

Total liabilities	497,983

Total assets acquired	$904,113

        Preliminary goodwill and intangible assets of $309.2 million and $320.0 million, respectively, were recorded as a result of the merger. The goodwill is expected to be deductible for tax purposes. The intangible assets consisted of the following (in thousands):

	Amount	Useful Life
Customer relationships	$240,000	20 years
Trademarks	80,000	Indefinite

        The related aggregate amortization expense recognized for the year ended December 31, 2007 was $2.0 million. The estimated intangible asset amortization expense related to the OmniSource transaction for the next five years and thereafter follows (in thousands):

Estimated Amortization
2008	$12,000
2009	12,000
2010	12,000
2011	12,000
2012	12,000
Thereafter	178,000

Total	$238,000

Pro Forma Information

        OmniSource's operating results have been reflected in the company's financial statements since October 26, 2007, the effective date of the merger, in the steel scrap and scrap substitute operating segment. The following unaudited pro forma information is presented below as if the merger of

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

OmniSource was completed as of the beginning of each period presented, or January 1, 2006 and 2007 (in thousands, except per share amounts):

	2007	2006
Net sales	$6,217,959	$5,366,572
Net income	421,931	434,420
Basic earnings per share	$4.17	$4.19
Diluted earnings per share	3.97	3.78

        The information presented above is for information purposes only and is not necessarily indicative of the actual results that could have occurred had the merger been consummated at the beginning of the respective period, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company. The 2006 pro forma results reflect OmniSource operations for the twelve month period ended September 30, 2006. The 2007 pro forma results reflect OmniSource operations for the twelve month period ended December 31, 2007.

The Techs

        On July 2, 2007, the company completed its acquisition of 100% of the stock of The Techs, a Pennsylvania-based flat-rolled steel galvanizing company. The company paid approximately $373.4 million for The Techs, which was funded from the company's existing senior secured revolving credit facility. The Techs consist of three non-union galvanizing facilities: GalvTech, MetalTech, and NexTech. Each facility specializes in the galvanizing of specific types of flat-rolled steels in non-automotive applications, servicing a variety of customers in the HVAC, commercial construction, and consumer goods markets.

        The company purchased The Techs to expand its penetration in the value-added steel coating business. With the addition of The Techs, the company has annual galvanizing capacity of approximately 2 million tons. The purchase of The Techs will allow the company to access markets that require widths or gauges that could not be supplied by either of the company's two existing facilities. The operating results of The Techs are included in the company's steel operations segment since the date of acquisition. The aggregate purchase price of $373.4 million was allocated to the opening balance sheet of The Techs at July 2, 2007, the date of the acquisition. The following allocation was

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

based on the fair value and lives of the acquired assets, assumed liabilities, and identifiable intangible assets (in thousands):

Current assets	$116,583
Property, plant and equipment	39,428
Goodwill	153,082
Intangible assets	185,700

Total assets	494,793

Current liabilities	86,522
Deferred taxes	34,864

Total liabilities	121,386

Total assets acquired	$373,407

        Goodwill and intangible assets of $153.1 million and $185.7 million, respectively, were recorded as a result of the acquisition. The goodwill recorded as part of this transaction is not deductible for income tax purposes. The intangible assets consist of the following (dollars in thousands):

	Amount	Useful Life
Trademark	$81,800	Indefinite
Customer relationships	104,900	15 years
Backlog	(1,000)	Three months

Total Intangibles	$185,700

        The related aggregate amortization related to the company's acquisition of The Techs for the year ended December 31, 2007 was $2.5 million. The estimated related intangible asset amortization expense for the next five years follows (dollars in thousands):

2008	$6,993
2009	6,993
2010	6,993
2011	6,993
2012	6,993
Thereafter	66,438

Total	$101,403

Elizabethton Herb & Metal

        The company purchased the property, plant and equipment and the inventory of Elizabethton Herb & Metal, Inc. (Elizabethton) on April 1, 2007. Elizabethton consists of two scrap processing yards located in Elizabethton and Johnson City, Tennessee. The two yards process approximately 225,000 tons of ferrous scrap annually. Elizabethton supplied the company's Roanoke Bar Division with a portion of its steel scrap requirements before the purchase and has continued to do so. In addition, Elizabethton has provided ferrous scrap to the company's other steel operations. The company purchased Elizabethton in an effort to continue to control more of its raw material needs for its steelmaking operations. The operating results of Elizabethton are included in the company's steel scrap and scrap substitute segment since the date of the acquisition. Goodwill of approximately $17.7 million and intangible assets of approximately $2.5 million were recorded as a result of the acquisition. The goodwill recorded as part of this transaction is deductible for income tax purposes.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt

        The company's borrowings consisted of the following at December 31 (in thousands):

	2007	2006
Senior secured revolver	$239,000	$80,000
Senior secured term A loan	536,250	—
6 3/4% senior notes, due 2015	500,000	—
7 3/8% senior notes, due 2012	700,000	—
9 1/2% senior notes, due March 2009	—	300,000
4.0% convertible subordinated notes, due December 2012	37,250	37,500
Other secured obligations	17,345	17,606
Unamortized bond premium	—	3,772

Total debt	2,029,845	438,878
Less current maturities	295,162	80,686

Long-term debt	$1,734,683	$358,192

  Senior Secured Credit Facility

        On June 19, 2007, the company amended, restated, and expanded its senior secured revolving credit facility from $350 million facility to a 5-year $750 million facility. Subject to certain conditions, the company has the opportunity to increase the facility size by an additional $350 million. On September 11, 2007, the company amended its existing $750 million senior secured revolving credit facility to allow for the addition of a $550 million term A loan. The term A loan amortizes 2.5% per quarter beginning December 2007, with the remaining principal due at maturity. The combined facilities are due 2012.

        The proceeds from the revolver are available for working capital and other general corporate purposes, including merger and acquisition activity. At December 31, 2007 and 2006, respectively, there were $239.0 million and $80.0 million in outstanding borrowings under our revolving credit facilities, which are classified as current maturities on our consolidated balance sheets.

        The senior secured credit facility is secured by substantially all of the company's and its wholly-owned subsidiary's receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by the company and each wholly-owned subsidiary. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict the company's ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. The company's ability to borrow funds within the terms of the revolver is dependent upon its continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. The company was in compliance with these covenants at December 31, 2007, and expects to remain in compliance during the next twelve months.

        At December 31, 2007, the weighted-average interest rate of the company's outstanding borrowings under the senior secured credit facility was 6.28%. The facility pricing grid is adjusted based on the company's leverage at the time of borrowing with a minimum price of LIBOR plus 1.00% and a maximum price of LIBOR plus 1.75% based on term A amounts outstanding. The company also has

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

the option of borrowing funds utilizing the prime rate. In addition there is an unused commitment fee with a minimum price of .20% and a maximum price of .35%

  6 3/4% Senior Notes

        On April 3, 2007, the company issued $500 million of 6 3/4% Senior Notes due 2015 (6 3/4% Notes). The 6 3/4% Notes pay interest semiannually on April 1 and October 1 of each year. The 6 3/4% Notes have a maturity of eight years and contain provisions that allow the company to redeem the notes any time on or after April 1, 2011 at a redemption price of 103.375%, on or after April 1, 2012 at a redemption price of 101.688%, and on or after April 1, 2013 at 100.000%. The 6 3/4% Notes are equal in right of payment with all existing and future subordinated unsecured indebtedness and senior in right of payment to all subordinated indebtedness, including the company's 4% convertible subordinated notes.

        The net proceeds from the 6 3/4% Notes were used to redeem the company's existing $300 million 9 1/2% senior notes due March 2009 (9 1/2% Notes) at a redemption price of 102.375% on May 3, 2007, to repay amounts outstanding under the company's senior secured revolving credit facility and for general corporate purposes, including capital expenditures. In connection with the redemption of the 9 1/2% Notes, the company also terminated an underlying $200.0 million fair-value interest rate swap at an after-tax cost of $3.1 million, which was recognized in other expense as a loss on hedging activities during the second quarter of 2007. In addition, the company incurred after-tax expense of approximately $4.5 million related to the call premium, an after-tax benefit of approximately $2.1 million related to the recognition of the remaining unamortized bond premium, and an after-tax expense of approximately $1.4 million related to the write-off of previously capitalized financing costs.

  7 3/8% Senior Notes

        On October 12, 2007, the company issued $700 million of 7 3/8% Senior Notes due 2012 (7 3/8% Notes). The net proceeds from the 7 3/8% Notes were used to finance the company's acquisition of OmniSource and to repay a portion of the senior secured revolver amounts then outstanding.

        The 7 3/8% Notes have a maturity of five years and pay interest semi-annually on May 1 and November 1 of each year, starting on May 1, 2008. The company may, before November 1, 2010, redeem up to 35% of the principal amount of the 7 3/8% Notes with the net cash proceeds of one or more sales of its common stock at a redemption price of 107.375%, provided that at least 65% of the aggregate principal amount of the 7 3/8% Notes originally issued remain outstanding after such redemption. The 7 3/8% Notes are equal in right of payment with all existing and future unsubordinated unsecured indebtedness, including the $500.0 million 6 3/4% Notes due 2015 and senior in right of payment to all subordinated indebtedness, including the 4% convertible subordinated notes.

  4.0% Convertible Subordinated Notes

        During December 2002 and January 2003, the company issued a combined total of $115 million of 4.0% convertible subordinated notes due December 15, 2012 (4.0% Notes). The 4.0% Notes are non-callable for five years and bear interest at 4.0%, payable semiannually on each June 15th and December 15th. In addition, the company will pay contingent interest during any six-month period commencing December 15, 2007, if the trading price of the 4.0% Notes for each of the five trading

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Note holders can convert the notes into shares of the company's common stock at a conversion rate of 117.6152 shares per $1,000 principal amount of notes (13,525,748 shares). The conversion rate is fixed except for standard anti-dilution provisions. Note holders may convert before close of business on December 15, 2012, only under certain circumstances. During the first quarter of 2004, the requirements for conversion were met through the company's common stock exceeding 120% of the conversion price for the specified time period. The note holders are able to initiate conversion at their discretion. During 2006, note holders converted $77.5 million of the notes to Steel Dynamics common stock, resulting in the issuance of 9,115,175 shares of the company's treasury stock. During 2007, note holders converted $250,000 of the notes to Steel Dynamics common stock, resulting in the issuance of 29,403 shares of the company's treasury stock. There are currently 4,381,170 shares still available for conversion pursuant to these notes. The company may redeem the 4.0% Notes at any time on or after December 18, 2007, at a redemption price of 101.143%; on or after December 15, 2008, at a redemption price of 100.571%; and on or after December 15, 2009, at a redemption price of 100.000%.

  Other Secured Obligations

        State and Local Government Municipal Bond Issues.    In November 1998, the company received $10.0 million from Whitley County, Indiana, representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities. The bonds bear interest at 7.3%, with interest payable semi-annually and principal payments due through final maturity in November 2018. The outstanding principal balance was $8.4 million and $8.8 million, as of December 31, 2007 and 2006, respectively.

        Electric Utility Development Loans.    In April 2002, the company received $9.8 million from the Northeastern Rural Electric Membership Corporation (REMC) and Wabash Valley Power Association, Inc. to finance the company's portion of the cost to construct a transmission line and certain related facilities at the Structural and Rail Division. The loan bears interest at 8.1%, with monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years, with the unpaid principal due at the end of 10 years. The company has an unused $4.0 million outstanding stand-by letter of credit associated with the REMC agreement. The outstanding principal balance on the transmission facility loan was $8.4 million and $8.7 million as of December 31, 2007 and 2006, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

  Outstanding Debt Maturities

        The outstanding senior secured revolver balance of $239.0 million is classified as a current liability on the company's balance sheet. Maturities of outstanding debt, as of December 31, 2007, are as follows (in thousands):

2008	$295,162
2009	55,823
2010	55,882
2011	55,924
2012	1,054,469
Thereafter	512,585

$2,029,845

        The company capitalizes interest on all appropriate construction-in-progress assets. For the years ended December 31, 2007, 2006 and 2005, total interest costs incurred were $69.1 million, $33.8 million and $35.1 million, respectively, of which $13.7 million, $1.7 million and $730,000, respectively, were capitalized. Cash paid for interest was $56.4 million, $32.4 million and $34.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 4. Income Taxes

        The company files a consolidated federal income tax return. Cash paid for taxes was $208.0 million, $226.5 million, and $110.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The current and deferred federal and state income tax expense for the years ended December 31 is as follows (in thousands):

	2007	2006	2005
Current income tax expense	$223,030	$235,327	$116,611
Deferred income tax expense	12,642	(479)	22,230

Total income tax expense	$235,672	$234,848	$138,841

        A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

	2007	2006	2005
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.3	4.3	4.4
Other permanent differences	(1.9)	(2.1)	(.9)

Effective tax rate	37.4%	37.2%	38.5%

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes (Continued)

        Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2007	2006
Deferred tax assets
Capitalized start-up costs	$23,543	$22,555
Tax assets expensed for books	13,836	9,754
Accrued expenses	27,056	14,779

Total deferred tax assets	64,435	47,088

Deferred tax liabilities
Property, plant and equipment	(311,730)	(278,547)
Intangible assets	(42,757)	(10,401)
Other	(991)	(979)

Total deferred tax liabilities	(355,478)	(289,927)

Net deferred tax liability	$(291,043)	$(242,839)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$31,097
Increases related to current year tax positions	4,552
Increases related to prior year tax positions	6,325

Balance at December 31, 2007	$41,974

        Included in the balance of unrecognized tax benefits at December 31, 2007 are potential benefits of $26.7 million that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2007, the company recognized interest of $1.2 million, net of tax, and penalties of $1.3 million. At December 31, 2007, the company had $5.6 million accrued for the payment of interest and penalties.

        The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) completed an examination of the company's federal income tax returns for 1997 through 2001 in the third quarter of 2007. The final examination adjustments did not result in a material change to the company's financial position or results of operations. The company is currently under examination by the state of Indiana for calendar years 2000 through 2005. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of this audit or other state income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $20.5 million by the end of 2008, primarily related to the deductibility of intercompany royalty and related interest payments. With few exceptions and as noted above for the state of Indiana, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2004.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Shareholders' Equity

  Cash Dividends

        The company declared cash dividends of $55.6 million, or $.60 per share, during 2007; $47.8 million, or $.50 per share, during 2006; and $17.7 million, or $.20 per share, during 2005. The company paid cash dividends of $55.6 million, $37.5 million and $18.3 million during 2007, 2006 and 2005, respectively.

  Treasury Stock

        The company's board of directors has authorized the company to repurchase shares of Steel Dynamics common stock through open market trades. The company repurchased 12.6 million shares for $533.7 million during 2007; 9.4 million shares for $247.4 million during 2006; and 11.8 million shares for $186.8 million during 2005. As of December 31, 2007, the company had authorization to repurchase approximately 3.0 million additional shares. The repurchase program does not have an expiration date.

        On October 26, 2007, the company issued 9.7 million shares of its treasury stock pursuant to the acquisition of OmniSource. On April 11, 2006, the company issued approximately 9.1 million shares of its treasury stock pursuant to the Roanoke Electric merger. During 2007 and 2006, the company issued 29,403 and 9.1 million shares, respectively, of its treasury stock upon conversion of $250,000 and $77.5 million of its 4.0% convertible subordinated notes. As of December 31, 2007, approximately 4.4 million shares are still available for conversion pursuant to the notes outstanding.

Note 6. Equity-based Incentive Plans

  2006 Equity Incentive Plan (2006 Plan)

        The company's stockholders approved the 2006 Plan at the company's annual meeting of stockholders held May 18, 2006. The 2006 plan replaced the company's Amended and Restated 1996 Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan. The replaced plans will continue in effect until all matters relating to the exercise of the existing options have been settled; however, no further options will be issued. The company reserved 8.0 million shares of common stock for issuance upon exercise of options or grants under the 2006 Plan. At December 31, 2007, there were 6.3 million shares still available for issuance. The 2006 Plan was designed to attract, motivate and retain qualified persons that are able to make important contributions to the company's success. To accomplish these objectives, the 2006 Plan provides for awards of equity-based incentives through option grants, restricted stock awards, unrestricted stock awards, stock appreciation rights and performance awards. During 2007, 10,829 shares of restricted stock were issued to the company's independent directors and 599,244 options were granted to the 2006 Plan participants. No other equity-based incentives were issued pursuant to the 2006 Plan during 2007 and 2006.

        The company satisfies stock options with newly issued shares and satisfies restricted stock awards with treasury shares. Substantially all of the company's employees are eligible for the stock option element of the 2006 Plan, pursuant to which the options vest 100% six months after the date of grant, with a maximum term of five years. Options are granted each May and November at an exercise price of a least 100% of the fair market value of the company's common stock on the date of grant.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

Dividends are not paid to holders of unexercised options. The company's combined stock option activity for all plans follows:

	Options	Weighted Average Exercise Price
Outstanding options as of January 1, 2005	2,920,026	$10.02
Granted	1,201,196	14.78
Exercised	(1,108,752)	8.08
Forfeited	(45,428)	14.33

As of December 31, 2005	2,967,042	12.61
Granted	1,006,070	28.02
Exercised	(1,745,685)	12.25
Forfeited	(43,706)	19.86

As of December 31, 2006	2,183,721	19.85
Granted	599,244	48.28
Exercised	(1,039,569)	20.57
Forfeited	(38,699)	33.62

As of December 31, 2007	1,704,697	$29.67

        The following table summarizes certain information concerning the company's outstanding options as of December 31, 2007:

Range of Exercise Price	Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding Options	Exercisable Options	Weighted Average Exercise Price Exercisable Options
$ 0 to $15	406,074	1.5	$11.25	406,074	$11.25
$15 to $20	316,328	2.6	16.66	316,328	16.66
$20 to $25	—	—	—	—	—
$25 to $30	203,404	3.4	28.22	203,404	28.22
$30 to $35	224,593	3.9	30.92	224,593	30.92
$35 to $40	44,971	4.1	39.21	—	—
$40 to $50	579,307	4.6	48.98	260,267	48.36

  2003 Executive Incentive Compensation Plan (Executive Officer Plan)

        Pursuant to the company's Executive Officer Plan, certain officers of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company, which vests over a three-year period. A total of 1.5 million shares have been reserved under this plan. At December 31, 2007, approximately 1.2 million shares remained available for issuance. Pursuant to the Executive Officer Plan, shares were awarded with a market value of approximately $3.2 million, $2.6 million and $1.9 million for the award years 2007, 2006, and 2005, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

  2004 Employee Stock Purchase Plan

        The 2004 Employee Stock Purchase Plan allows eligible employees, at their election, to purchase shares of the company's stock on the open market at fair market value with a designated broker through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees' payroll deductions. The company's total expense for the plan was $142,000, $98,000 and $84,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 7. Commitments and Contingencies

        The company has an off-take agreement with Heidtman that was extended from March 2007 to July 2008. Under the current terms of the agreement, Heidtman is obligated to purchase, and the company is obligated to sell to Heidtman, 30,000 tons on average of hot rolled bands per month, or approximately 360,000 tons annually. Additionally, Heidtman is obligated to purchase, and the company is obligated to sell to Heidtman, 4,500 tons on average of cold-rolled products per month, or approximately 54,000 tons annually. For hot rolled band steel, the company's pricing to Heidtman is determined by either a market pricing formula based on an "all-in" cost-plus basis or a spot market pricing formula determined on the basis of a discounted market index. For cold-rolled products, the pricing is also determined by a spot market pricing formula determined on the basis of a discounted market index.

        The company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such commodities as iron ore, natural gas, electricity and certain transportation services. Certain commitments contain provisions which require that the company "take or pay" for specified quantities without regard to actual usage for periods of up to a year for physical commodity requirements and for up to 13 years for commodity transportation requirements. The company has commitments for natural gas and its transportation with "take or pay" or other similar commitment provisions for the years ending December 31 as follows (in thousands):

2008	$29,898
2009	2,169
2010	2,169
2011	2,169
2012	1,856
Thereafter	10,776

$49,037

        The company fully utilized all such "take or pay" requirements during the past three years under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Commitments and Contingencies (Continued)

        The company purchases its electricity consumed at its Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 180 hours annually as "interruptible service" during 2008. `The contract also establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        At December 31, 2007, the company has outstanding construction-related commitments of $181.7 million primarily related to the construction of the second rolling mill and caster addition at the Structural and Rail Division and the construction of the iron-nugget production facility in Hoyt Lakes, Minnesota. The company expects the Structural and Rail Division project to be substantially completed during 2008.

        The company is subject to litigation from time to time, which is incidental to its business. On February 1, 2008, the company was served with a complaint by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand. The complaint alleges that the company, which performed certain consulting services for a management company formed to assist a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998, caused NSM's start-up efforts to fail by falsely and fraudulently expressing its opinion that there were certain equipment and design issues that needed to be addressed. The complaint alleges damages in excess of $1.1 billion. The company believes that the allegations and claims set forth in the complaint are without merit and accordingly has not accrued a liability for this complaint. Based upon current knowledge including discussions with legal counsel, the company believes that the results of any threatened or pending litigation will not have a material effect on the company's financial position, results of operations or cash flows.

Note 8. Transactions with Affiliated Companies

        The company sells various flat-rolled products and occasionally purchases materials for its manufacturing process with Heidtman. The president and chief executive officer of Heidtman is a member of the company's board of directors and a stockholder of the company. Transactions with Heidtman for the years ended December 31 are as follows (in thousands):

	2007	2006	2005
Sales	$219,737	$242,760	$225,234
Percentage of consolidated net sales	5%	7%	10%
Accounts receivable	39,741	53,365	38,830
Purchases	64,613	58,214	63,066
Accounts payable	4,905	2,004	4,475

        The company, through its newly acquired subsidiary, OmniSource, purchases and sells scrap metal with various affiliated companies. The company also sells various flat-rolled products in insignificant amounts to one other affiliate. Transactions with these affiliated companies are as follows (in thousands):

	2007	2006	2005
Sales	$5,968	$75	$204
Accounts receivable	4,362	—	—
Purchases	36,711	372	338
Accounts payable	15,023	—	—

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Financial Instruments

        The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair value of long-term debt, including current maturities, was approximately $2.3 billion and $548.4 million at December 31, 2007 and 2006, respectively. The fair value of the various interest rate swap and forward rate agreements was estimated to be a net liability of $6.8 million at December 31, 2006. The fair value of commodity futures contracts outstanding as of December 31, 2007 is a net liability of $645,000, which is included in other liabilities. The fair values are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available.

Note 10. Retirement Plans

        The company sponsors several 401(k) retirement savings and profit sharing plans for eligible employees, which are considered "qualified plans" for federal income tax purposes. The company's total expense for the plans was $62.9 million, $53.4 million and $25.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The company's board of director's increased the contribution percentage of its primary 401(k) retirement savings and profit sharing plan from 6% to 8% of pretax earnings effective August 1, 2006, to accommodate increased participant levels.

Note 11. Leases

        The company paid $3.6 million, $1.5 million and $161,000 for operating leases on equipment and real estate for the periods ending December 31, 2007, 2006, and 2005, respectively. At December 31, 2007, future minimum payments for all non-cancelable operating leases with an initial or remaining term of one year or more are as follows (in thousands):

2008	$8,648
2009	6,490
2010	5,055
2011	3,873
2012	3,078
Thereafter	2,484

$29,628

Note 12. Segment Information.

        The company has three reportable segments: steel operations, fabrication operations and steel scrap and scrap substitute operations. These operations are described in Note 1 to the financial statements. Revenues included in the category "All Other" are from subsidiary operations that are below the quantitative thresholds required for reportable segments. These revenues are from the further processing, or slitting, and sale of certain steel products; the resale of certain secondary and excess steel products; and the operations of the company's railroad tie manufacturing plant. In addition, "All Other" also includes certain unallocated corporate accounts, such as the company's senior secured credit facilities, senior notes, convertible subordinated notes, certain other investments and certain profit sharing expenses. The company's operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information. (Continued)

results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Inter-segment sales and any related profits are eliminated in consolidation. The external net sales of the company's steel operations include sales to non-U.S. companies of $234.9 million, $92.0 million, and $77.4 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Heidtman (an affiliate) accounted for 6%, 8%, and 11% of the external net sales of the company's steel operations for the years ended December 31, 2007, 2006 and 2005, respectively. The company's segment results for the years ended December 31, are as follows (in thousands):

		2007	2006	2005
Steel Operations	Net sales
	External	$3,547,130	$2,896,040	$1,984,093
	Other segments	212,110	226,084	106,713
	Operating income	736,912	734,650	434,299
	Income before income taxes	694,546	709,305	403,115
	Depreciation and amortization	108,049	100,841	79,855
	Assets	2,536,151	1,819,657	1,402,070
	Liabilities	293,208	237,440	162,373
	Capital expenditures	255,711	86,001	41,816
Steel Fabrication	Net sales
Operations	External	$358,436	$273,168	$140,604
	Other segments	2,852	8,531	32
	Operating income	29,107	11,581	11,737
	Income before income taxes	26,542	9,089	9,770
	Depreciation and amortization	6,011	4,044	2,710
	Assets	213,599	185,853	103,885
	Liabilities	15,752	18,096	6,367
	Capital expenditures	54,482	23,948	18,568
Steel Scrap and Scrap	Net sales
Substitute Operations	External	$401,774	$7,077	$—
	Other segments	196,796	87,749	54,695
	Operating income (loss)	19,643	(5,383)	(9,009)
	Income (loss) before income taxes	18,970	(5,878)	(8,936)
	Depreciation and amortization	16,728	7,196	5,999
	Assets	1,614,620	190,826	135,459
	Liabilities	224,010	8,637	6,577
	Capital expenditures	60,005	12,689	2,313
All Other	Net sales
	External	$77,209	$62,502	$60,169
	Other segments	1,641	1,039	755
	Operating loss	(98,419)	(81,982)	(42,019)
	Loss before income taxes	(113,637)	(81,057)	(41,343)
	Depreciation and amortization	7,348	2,731	3,301
	Assets	215,510	131,978	169,807
	Liabilities	2,538,838	820,982	752,187
	Capital expenditures	25,000	5,980	689
Eliminations	Net sales
	Other segments	$(413,399)	$(323,403)	$(162,195)
	Operating income (loss)	3,911	248	(1,833)
	Income (loss) before income taxes	3,817	126	(1,953)
	Assets	(60,427)	(81,297)	(53,534)
	Liabilities	(81,551)	(69,246)	(49,685)
Consolidated	Net sales	$4,384,549	$3,238,787	$2,184,866
	Operating income	691,154	659,114	393,175
	Income before income taxes	630,238	631,555	360,626
	Depreciation and amortization	138,136	114,812	91,865
	Assets	4,519,453	2,247,017	1,757,687
	Liabilities	2,990,257	1,015,909	877,819
	Capital expenditures	395,198	128,618	63,386

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information

        Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $500 million of senior notes due 2015 and of $700 million senior notes due 2012. Following are condensed consolidating financial statements of the company, including the guarantors. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the company.

Condensed Consolidating Balance Sheets (in thousands):

As of December 31, 2007	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash	$6,327	$20,096	$2,063	$—	$28,486
Accounts receivable	299,940	631,410	7,810	(225,037)	714,123
Inventories	546,079	344,106	15,392	(1,179)	904,398
Other current assets	39,433	14,075	423	(4,709)	49,222

Total current assets	891,779	1,009,687	25,688	(230,925)	1,696,229
Property, plant and equipment, net	1,088,815	489,949	73,333	—	1,652,097
Other assets	2,161,734	1,224,289	15,648	(2,230,544)	1,171,127

Total assets	$4,142,328	$2,723,925	$114,669	$(2,461,469)	$4,519,453

Accounts payable	$154,047	$263,458	$16,045	$(54,701)	$378,849
Accrued expenses	161,577	74,925	111	(6,098)	230,515
Current maturities of long-term debt	294,720	442	9,807	(9,807)	295,162

Total current liabilities	610,344	338,825	25,963	(70,606)	904,526
Other liabilities	298,828	2,002,988	53,673	(2,015,479)	340,010
Long-term debt	1,734,557	126	4,637	(4,637)	1,734,683
Minority interest	—	—	—	11,038	11,038
Common stock	542	19,753	7,748	(27,501)	542
Treasury stock	(457,368)	—	—	—	(457,368)
Additional paid in capital	553,805	117,753	25,823	(143,576)	553,805
Other accumulated comprehensive income	21	—	—	—	21
Retained earnings	1,401,599	244,480	(3,175)	(210,708)	1,432,196

Total stockholders' equity	1,498,599	381,986	30,396	(381,785)	1,529,196

Total liabilities and stockholders' equity	$4,142,328	$2,723,925	$114,669	$(2,461,469)	$4,519,453

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

As of December 31, 2006	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash	$15,571	$12,610	$1,192	$—	$29,373
Accounts receivable	291,521	282,152	5,425	(170,722)	408,376
Inventories	419,519	148,958	11,336	(10,496)	569,317
Other current assets	28,041	877	263	(50)	29,131

Total current assets	754,652	444,597	18,216	(181,268)	1,036,197
Property, plant and equipment, net	947,745	181,999	7,076	(117)	1,136,703
Other assets	164,955	156,353	398	(247,589)	74,117

Total assets	$1,867,352	$782,949	$25,690	$(428,974)	$2,247,017

Accounts payable	$142,593	$37,952	$4,490	$(6,596)	$178,439
Accrued expenses	108,453	28,927	935	2,050	140,365
Current maturities of long-term debt	80,665	22	7,907	(7,908)	80,686

Total current liabilities	331,711	66,901	13,332	(12,454)	399,490
Other liabilities	(31,435)	402,163	3,498	(117,423)	256,803
Long-term debt	358,049	143	1,837	(1,837)	358,192
Minority interest	(98)	—	—	1,522	1,424
Common stock	537	10,745	7,946	(18,691)	537
Treasury stock	(230,472)	—	—	—	(230,472)
Additional paid in capital	367,772	116,868	—	(116,868)	367,772
Retained earnings	1,071,288	186,129	(923)	(163,223)	1,093,271

Total stockholders' equity	1,209,125	313,742	7,023	(298,782)	1,231,108

Total liabilities and stockholders' equity	$1,867,352	$782,949	$25,690	$(428,974)	$2,247,017

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Income (in thousands):

For the Year Ended December 31, 2007	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$2,812,970	$4,547,667	$78,866	$(3,054,954)	$4,384,549
Costs of goods sold	2,181,175	4,251,647	75,624	(3,039,591)	3,468,855

Gross profit	631,795	296,020	3,242	(15,363)	915,694
Selling, general and administrative expenses	131,966	96,811	5,195	(9,432)	224,540

Operating income (loss)	499,829	199,209	(1,953)	(5,931)	691,154
Interest expense	41,288	14,855	(326)	(401)	55,416
Other (income) expense	204,663	(199,842)	186	493	5,500

Income before income taxes and equity in net income of subsidiaries	253,878	384,196	(1,813)	(6,023)	630,238
Income tax expense (benefit)	101,493	139,953	(155)	(5,619)	235,672

	152,385	244,243	(1,658)	(404)	394,566
Equity in net income of subsidiaries	242,585	—	—	(242,585)	—

Net income (loss)	$394,970	$244,243	$(1,658)	$(242,989)	$394,566

For the Year Ended December 31, 2006	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$2,655,469	$3,322,299	$63,541	$(2,802,522)	$3,238,787
Costs of goods sold	1,959,088	3,165,847	58,848	(2,774,988)	2,408,795

Gross profit	696,381	156,452	4,693	(27,534)	829,992
Selling, general and administrative expenses	116,979	59,181	3,815	(9,097)	170,878

Operating income (loss)	579,402	97,271	878	(18,437)	659,114
Interest expense	25,265	6,964	392	(517)	32,104
Other (income) expense	179,361	(184,416)	(129)	639	(4,545)

Income (loss) before income taxes and equity in net income of subsidiaries	374,776	274,723	615	(18,559)	631,555
Income tax expense (benefit)	142,032	98,994	411	(6,589)	234,848

	232,744	175,729	204	(11,970)	396,707
Equity in net income of subsidiaries	175,933	—	—	(175,933)	—

Net income (loss)	$408,677	$175,729	$204	$(187,903)	$396,707

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended December 31, 2005	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$2,089,581	$2,231,442	$60,199	$(2,196,356)	$2,184,866
Costs of goods sold	1,630,700	2,186,020	57,085	(2,174,088)	1,699,717

Gross profit	458,881	45,422	3,114	(22,268)	485,149
Selling, general and administrative expenses	75,112	21,867	3,594	(8,599)	91,974

Operating income	383,769	23,555	(480)	(13,669)	393,175
Interest expense	32,043	1,967	390	(59)	34,341
Other (income) expense	127,537	(129,495)	(14)	180	(1,792)

Income (loss) before income taxes and equity in net income of subsidiaries	224,189	151,083	(856)	(13,790)	360,626
Income tax expense (benefit)	89,263	54,412	(316)	(4,518)	138,841

	134,926	96,671	(540)	(9,272)	221,785
Equity in net income of subsidiaries	96,131	—	—	(96,131)	—

Net income (loss)	$231,057	$96,671	$(540)	$(105,403)	$221,785

Condensed Consolidating Statements of Cash Flows (in thousands):

For the Year Ended December 31, 2007	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash provided by operations	$327,852	$87,896	$12,455	$428,203
Net cash used in investing activities	(1,093,660)	(85,785)	(67,184)	(1,246,629)
Financing activities:
Issuance of long-term debt	3,152,553	—	4,500	3,157,053
Repayments of long-term debt	(1,550,715)	(210,394)	(698)	(1,761,807)
Purchase of treasury stock	(533,654)	—	—	(533,654)
Other	(311,620)	215,769	51,798	(44,053)

Net cash provided by financing activities	756,564	5,375	55,600	817,539

Increase (decrease) in cash and cash equivalents	(9,244)	7,486	871	(887)
Cash and cash equivalents at beginning of year	15,571	12,610	1,192	29,373

Cash and cash equivalents at end of year	$6,327	$20,096	$2,063	$28,486

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended December 31, 2006	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash (used in) provided by operations	$310,807	$98,054	$(3,909)	$404,952
Net cash used in investing activities	(203,523)	(11,928)	(1,962)	(217,413)
Financing activities:
Issuance of long-term debt	230,132	98,031	1,837	330,000
Repayments of long-term debt	(156,672)	(142,589)	2,030	(297,231)
Purchase of treasury stock	(247,411)	—	—	(247,411)
Other	19,396	(29,090)	652	(9,042)

Net cash provided by (used in) financing activities	(154,555)	(73,648)	4,519	(223,684)

Increase (decrease) in cash and cash equivalents	(47,271)	12,478	(1,352)	(36,145)
Cash and cash equivalents at beginning of year	62,842	132	2,544	65,518

Cash and cash equivalents at end of year	$15,571	$12,610	$1,192	$29,373

For the Year Ended December 31, 2005	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash (used in) provided by operations	$373,206	$(67,161)	$4,711	$310,756
Net cash used in investing activities	(43,283)	(18,568)	(190)	(62,041)
Financing activities:
Issuance of long-term debt	262,671	—	6,035	268,706
Repayments of long-term debt	(270,864)	—	(5,646)	(276,510)
Purchase of treasury stock	(186,764)	—	—	(186,764)
Other	(87,831)	85,334	(2,466)	(4,963)

Net cash provided by (used in) financing activities	(282,788)	85,344	(2,077)	(199,531)

Increase (decrease) in cash and cash equivalents	47,135	(395)	2,444	49,184
Cash and cash equivalents at beginning of year	15,707	527	100	16,334

Cash and cash equivalents at end of year	$62,842	$132	$2,544	$65,518

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007:
Net sales	$865,674	$911,248	$1,156,593	$1,451,034
Gross profit	216,403	216,582	228,451	254,258
Operating income	171,311	167,660	173,927	178,256
Net income	102,164	93,942	100,591	97,869
Earnings per share:
Basic	1.06	1.01	1.12	1.05
Diluted	1.01	.95	1.06	1.00
2006:
Net Sales	$665,878	$821,247	$911,862	$839,800
Gross profit	159,487	196,555	244,804	229,146
Operating income	131,112	154,148	198,580	175,274
Net income	76,049	96,869	118,723	105,066
Earnings per share:
Basic	.87	1.00	1.19	1.14
Diluted	.76	.89	1.09	1.03

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

        None.

ITEM 9A:    CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.

  Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

  Management's report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

(b)
Changes in Internal Control Over Financial Reporting.

  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Our Management's Report on Internal Control Over Financial Reporting, as of December 31, 2007, can be found on page 42 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Ernst & Young LLP, on Internal Control Over Financial Reporting can be found on page 43of this Form 10-K, each of which is incorporated by referenced into this Item 9A.

ITEM 9B:    OTHER INFORMATION

        None.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required to be furnished pursuant to Item 10 with respect to directors is incorporated herein by reference from the section entitled "Election of Directors" in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11:    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled "Information on Directors and Executive Officers" in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

        Our stockholders approved the Steel Dynamics, Inc. 2006 Equity Incentive Plan (2006 Plan) at our annual meeting of stockholders held May 18, 2006. The 2006 plan replaced our Amended and Restated 1996 Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan. The replaced plans will continue in effect until all matters relating to the exercise of the existing options have been settled; however, no further options will be issued. Our 2003 Executive Officer Compensation Plan is still in effect. The following table summarizes information about our equity compensation plans at December 31, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,837,466	$30.98	7,573,986
Equity compensation plans not approved by security holders	—	—	—

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as a part of this report:

1.
Financial Statements:

    See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 8 and described in the Index on page 41 of this Report.

  2.
  Financial Statement Schedules: None

(b)
Exhibits:

Exhibit No.
Articles of Incorporation
3.1a
Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1a in our Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.
3.1c	Amended Articles of Incorporation of Steel Dynamics, Inc., incorporated herein by reference from Item 5.01 of our Form 8-K, filed on March 18, 2005.
3.2a	Amended Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.2a to our Registration Statement on Form S-3, SEC File No. 333-82210, effective February 28, 2002.
Instruments Defining the Rights of Security Holders, Including Indentures
4.5
Indenture relating to our 4% Convertible Subordinated Notes due 2012, dated as of December 23, 2002, between Steel Dynamics, Inc. and Fifth Third Bank, Indiana, as Trustee, incorporated herein by reference from Exhibit 4.2a to our Registration Statement on Form S-3, File No. 333-103672, filed March 7, 2003.
4.7
Indenture relating to our issuance of $500,000,000 of our 6 3/4% Senior Notes due 2015, between Steel Dynamics, Inc. and the Bank of New York Trust Company, N.A., as trustee, dated as of April 3, 2007, incorporated herein by reference to Exhibit 4.7 to our Form 8-K filed April 3, 2007.
4.8
Registration Rights Agreement between Steel Dynamics, Inc., as Issuer, and Banc of America Securities LLC., Goldman, Sachs & Co., and Morgan Stanley & Co. Inc., as Initial Purchasers, dated as of October 12, 2007, re $700,000,000 of our 7 3/8% Senior Unsecured Notes due 2012, incorporated herein by reference from Exhibit 4.8 to our Form 10-Q filed November 9, 2007.
4.9
Indenture relating to Registrant's issuance of $700 million Senior Unsecured Notes, dated as of October 12, 2007 between Steel Dynamics, Inc. as Issuer, and the Initial Subsidiary Guarantors, and The Bank of New York Trust Company N.S., as Trustee, incorporated herein by reference from Exhibit 4.9 to our Form 10-Q filed November 9, 2007.
Material Contracts
10.3	Amended and Restated Credit Agreement among Steel Dynamics, Inc. and various lenders, dated as of June 19, 2007, incorporated herein by reference from Exhibit 10.3 to our 8-K filed June 21, 2007.

10.3a		Amendment No. 2 to our Amended and Restated Credit Agreement, dated September 11, 2007, incorporated herein by reference from Exhibit 10.3a to our 8-K filed September 14, 2007.
10.6		Agreement and Plan of Merger among The Techs Holdings, Inc. and Steel Dynamics, Inc., dated as of June 6, 2007, incorporated herein by reference from Exhibit 10.6 to our 8-K filed July 6, 2007.
10.7
Shareholders Agreement, dated as of October 26, 2007, by and among Steel Dynamics, Inc. and the Shareholders of OmniSource Corporation, incorporated herein by reference from Exhibit 10.7 to our 8-K/A filed November 6, 2007.
10.12
Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. re Taxable Economic Development Revenue bonds, Trust Indenture between Indiana Development Finance Authority and NBD Bank, N.A., as Trustee re Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc., incorporated herein by reference from Exhibit 10.12 to Registrant's Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.
10.18	†	1994 Incentive Stock Option Plan, incorporated herein by reference from Exhibit 10.18 to Registrant's Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.
10.19	†	Amended and Restated 1996 Incentive Stock Option Plan, incorporated herein by reference from Exhibit 10.19 to our 2001 Annual Report on Form 10-K, filed March 28, 2002.
10.24	†
2003 Executive Incentive Compensation Plan, approved by stockholders on May 29, 2003, incorporated herein by reference from our Exhibit 10.24 to our 2003 Annual Report on Form 10-K, filed March 12, 2004.
10.25	†	2004 Employee Stock Purchase Plan, approved by stockholders on May 20, 2004, incorporated herein by reference from our Exhibit 10.25 to our 2004 Annual Report on Form 10-K, filed March 4, 2005.
10.40		Non-Employee Director Stock Option Plan, incorporated herein by reference from Exhibit 10.40 to our June 30, 2000 Form 10-Q, filed August 11, 2000.
10.41	†	2006 Equity Incentive Plan, approved by stockholders on May 18, 2006, incorporated herein by reference from our Form 10-K filed February 26, 2007.
Other
12.1	*	Computation of Ratio of Earnings to Fixed Charges
21.1	*	List of our Subsidiaries
23.1	*	Consent of Ernst & Young LLP.
24.1		Powers of attorney (see signature page on page 74 of this Report).
Executive Officer Certifications
31.1	*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

February 27, 2008

STEEL DYNAMICS, INC.
By:	/s/ KEITH E. BUSSE Keith E. Busse Chairman and Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Keith E. Busse and Theresa E. Wagler, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2007 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2007 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ KEITH E. BUSSE Keith E. Busse	Chairman & Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008
/s/ THERESA E. WAGLER Theresa E. Wagler	Vice President & Chief Financial officer	February 27, 2008
/s/ MARK D. MILLETT Mark D. Millett	Executive Vice President and Director	February 27, 2008
/s/ RICHARD P. TEETS, JR. Richard P. Teets, Jr.	Executive Vice President and Director	February 27, 2008

/s/ DANIEL RIFKIN Daniel Rifkin	Executive Vice President and Director	February 27, 2008
/s/ JOHN C. BATES John C. Bates	Director	February 27, 2008
/s/ PAUL EDGERLEY Paul Edgerley	Director	February 27, 2008
/s/ RICHARD J. FREELAND Richard J. Freeland	Director	February 27, 2008
/s/ DR. JÜRGEN KOLB Dr. Jürgen Kolb	Director	February 27, 2008
/s/ JOSEPH D. RUFFOLO Joseph D. Ruffolo	Director	February 27, 2008
/s/ DR. FRANK BYRNE Dr. Frank Byrne	Director	February 27, 2008
/s/ JAMES C. MARCUCCILLI James C. Marcuccilli	Director	February 27, 2008

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Steel Dynamics, Inc., The NASDAQ Composite Index And The S & P Steel Index
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Average Quarterly Steel Selling Prices
Average Quarterly Fabrication Selling Prices
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
STEEL DYNAMICS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
STEEL DYNAMICS, INC. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data)
STEEL DYNAMICS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
STEEL DYNAMICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
STEEL DYNAMICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A: CONTROLS AND PROCEDURES
  ITEM 9B: OTHER INFORMATION
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
POWER OF ATTORNEY