Form 10-Q
period 2008-03-31
STEEL DYNAMICS INC
filed 2008-05-07
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6714 Pointe Inverness Way, Suite 200, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (260) 969-3500

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

(Check one):	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2008, Registrant had 188,891,352 outstanding shares of common stock.

STEEL DYNAMICS, INC.

Table of Contents

PART I.  Financial Information

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and equivalents	$58,889	$28,486
Accounts receivable, net	817,799	670,020
Accounts receivable-related parties	82,117	44,103
Inventories	894,759	904,398
Deferred income taxes	11,456	10,427
Other current assets	62,522	38,795
Total current assets	1,927,542	1,696,229

Property, plant and equipment, net	1,720,276	1,652,097

Restricted cash	11,867	11,945
Intangible assets, net	488,436	514,547
Goodwill	518,759	510,983
Other assets	154,732	133,652
Total assets	$4,821,612	$4,519,453

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$473,150	$358,921
Accounts payable-related parties	21,551	19,928
Income taxes payable	98,479	25,870
Accrued expenses	184,329	150,687
Accrued profit sharing	19,994	53,958
Senior secured revolving credit facility	147,000	239,000
Other current maturities of long-term debt	65,477	56,162
Total current liabilities	1,009,980	904,526

Long-term debt
Senior secured term A loan	552,100	481,250
7 3/8% senior notes, due 2012	700,000	700,000
6 ¾% senior notes, due 2015	500,000	500,000
4.0% convertible subordinated notes, due 2012	37,250	37,250
Other long-term debt	16,085	16,183
	1,805,435	1,734,683

Deferred income taxes	338,922	301,470
Minority interest	11,513	11,038
Other liabilities	39,705	38,540

Commitments and contingencies

Stockholders’ equity
Common stock voting, $.0025 par value; 400,000,000 shares authorized; 218,161,133 and 217,770,922 shares issued; and 188,849,999 and 190,324,402 shares outstanding, as of March 31, 2008 and December 31, 2007, respectively	543	542
Treasury stock, at cost; 29,311,134 and 27,446,520 shares, as of March 31, 2008 and December 31, 2007, respectively	(501,432)	(457,368)
Additional paid-in capital	562,847	553,805
Other accumulated comprehensive income (loss)	(1,761)	21
Retained earnings	1,555,860	1,432,196
Total stockholders’ equity	1,616,057	1,529,196
Total liabilities and stockholders’ equity	$4,821,612	$4,519,453

Note:  All prior period share data has been adjusted to reflect the company’s two-for-one stock split effective March 2008.

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Net sales
Unrelated parties	$1,814,083	$824,385
Related parties	88,122	41,289
Total net sales	1,902,205	865,674

Costs of goods sold	1,554,896	649,271
Gross profit	347,309	216,403

Selling, general and administrative expenses	65,340	28,860
Profit sharing	18,507	15,258
Amortization of intangible assets	11,530	974
Total selling, general and administrative expenses	95,377	45,092

Operating income	251,932	171,311

Interest expense, net capitalized interest	29,807	7,246
Other income, net other expense	(7,806)	(715)
Income before income taxes	229,931	164,780

Income taxes	87,374	62,616

Net income	$142,557	$102,164

Basic earnings per share	$.75	$.53

Weighted average common shares outstanding	189,039	192,632

Diluted earnings per share, including the effect of assumed conversions	$.72	$.50

Weighted average common shares and share equivalents outstanding	199,317	203,274

Dividends declared per share	$.10	$.075

Note:  All prior period share data has been adjusted to reflect the company’s two-for-one stock split effective March 2008.

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2008	2007

Operating activities:
Net income	$142,557	$102,164

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,212	29,265
Equity-based compensation	3,929	2,269
Deferred income taxes	(973)	(321)
(Gain) loss on disposal of property, plant and equipment	14	(6)
Minority interest	475	(381)
Changes in certain assets and liabilities:
Accounts receivable	(185,793)	(13,602)
Inventories	9,575	(56,901)
Other assets	2,633	(796)
Accounts payable	114,515	77,341
Income taxes payable	72,608	54,850
Accrued expenses	844	(45,447)
Net cash provided by operating activities	213,596	148,435

Investing activities:
Purchases of property, plant and equipment	(93,764)	(53,929)
Purchase of securities	(20,373)	—
Other investing activities	1,329	(223)
Net cash used in investing activities	(112,808)	(54,152)

Financing activities:
Issuance of current and long-term debt	218,000	145,000
Repayment of current and long-term debt	(233,214)	(130,078)
Debt issue costs	(1,946)	—
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	7,177	7,187
Purchase of treasury stock	(46,128)	(102,886)
Dividends paid	(14,274)	(14,547)
Net cash used in financing activities	(70,385)	(95,324)

Increase (decrease) in cash and equivalents	30,403	(1,041)
Cash and equivalents at beginning of period	28,486	29,373

Cash and equivalents at end of period	$58,889	$28,332

Supplemental disclosure information:
Cash paid for interest	$11,385	$16,339
Cash paid for federal and state income taxes	$1,387	$468

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Summary of Accounting Policies and Recent Accounting Pronouncements

Description of the Business.

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products. The company has three reporting segments: steel operations, steel fabrication operations, and steel scrap and scrap substitute operations.

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The Techs was acquired in July 2007 and operates three galvanizing lines specializing in the galvanizing of specific types of flat-rolled steels in non-automotive applications. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for 58%, and 86% of the company’s consolidated net sales during the three-month periods ended March 31, 2008 and 2007, respectively.

Fabrication Operations.  Fabrication operations include the company’s five New Millennium Building System’s plants located in Butler, Indiana; Lake City, Florida; Salem, Virginia; Florence, South Carolina; and Continental, Ohio. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Fabrication operations accounted for 4% and 9% of the company’s consolidated net sales during the three-month periods ended March 31, 2008 and 2007, respectively.

Steel Scrap and Scrap Substitute Operations.  Steel scrap and scrap substitute operations include Iron Dynamics and the company’s steel scrap procurement and processing locations, including OmniSource Corporation (OmniSource) operations, which were acquired on October 26, 2007. In addition, the expenses related to the construction of the Mesabi Nugget iron-making facility in Hoyt Lakes, Minnesota are also included in this segment.  Steel scrap and scrap substitute operations accounted for 37% and 4% of the company’s consolidated net sales during the three- month periods ended March 31, 2008 and 2007, respectively.

Principles of Consolidation. The consolidated financial statements include the accounts of Steel Dynamics, Inc. (SDI), together with its subsidiaries, after elimination of significant intercompany accounts and transactions.  Minority interest represents the minority shareholders’ proportionate share in the equity or income of the company’s consolidated subsidiaries.

Uncertain Tax Positions.   The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) completed an examination of the company’s federal income tax returns for 1997 through 2001 in the third quarter of 2007. The final examination adjustments did not result in a material change to the company’s financial position or results of operations. The company is currently under examination by the state of Indiana for calendar years 2000 through 2005. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of this audit or other state income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $20.1 million by the end of 2008, primarily related to the deductibility of intercompany royalty and related interest payments. With few exceptions, and as noted for the state of Indiana, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2004.

Included in the balance of unrecognized tax benefits at March 31, 2008 are potential benefits of $27.7 million that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the three months ended March 31, 2008, the company recognized interest of $252,000, net of tax, and no penalties.  At March 31, 2008, the company had $6.0 million accrued for the payment of interest and penalties.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results.  These financial statements and notes should be read in conjunction with the audited financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income.  The components of comprehensive income during the three-month periods ended March 31 are summarized in the following table (in thousands):

	2008	2007
Net income	$142,557	$102,164
Unrealized loss on available-for-sale securities, net of tax	(1,761)	—
Comprehensive income	$140,796	$102,164

Other accumulated comprehensive income (loss) consisted of the following as of the periods indicated (in thousands):

	March 31,	December 31,
	2008	2007
Unrealized gain (loss) on available-for-sale securities	$(2,840)	$21
Tax effect	1,079	—
Total other accumulated income (loss)	$(1,761)	$21

Recent Accounting Pronouncements.

FASB Statement No. 159.  In February 2007, the FASB issued Statement No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure, on an item-by-item basis, specific financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  The provisions of this statement are required to be applied prospectively.  The company adopted FAS 159 January 1, 2008 and there was no significant impact to the company’s financial statements from the adoption.

FASB Statement No. 160.  In December 2007, the FASB issued Statement No. 160 (FAS 160), Non-Controlling Interests in Consolidated Financial Statements.  The statement clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests.  FAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited.  FAS 160 is generally required to be adopted prospectively.  The minority interest reflected in the company’s balance sheet will be reclassified to stockholders’ equity upon adoption of FAS 160.

FASB Statement No. 161.  In March 2008, the FASB issued Statement No. 161 (FAS 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  FAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The company will comply with the disclosure requirements of FAS 161 beginning January 1, 2009.

Note 2.  OmniSource Corporation Acquisition

On October 26, 2007, the company completed its acquisition of 100% of the stock of OmniSource Corporation, a privately owned ferrous and non-ferrous scrap processing and trading company. The company paid approximately $449.1 million in cash, including transaction costs, and issued 19.4 million shares (on a post March 19, 2008 two-for-one stock split basis) of the company’s common stock with a value of approximately $455.0 million. In addition, the company assumed approximately $210.6 million of debt, which the company repaid on the closing of the acquisition. The cash portion of the acquisition was funded from the company’s cash on hand which included the proceeds of the $700.0 million 7 3/8% senior note offering that was consummated on October 12, 2007. The company valued the common stock issued at $23.46 per share based on the average stock price of the company’s common stock during the two days before and after the date the acquisition agreement was agreed to and announced (October 1, 2007).

The aggregate purchase price of $904.1 million was preliminarily allocated to the opening balance sheet of OmniSource at October 26, 2007, the date of the acquisition.  The purchase price allocation will be adjusted as needed once the final determination of the fair value and lives of the acquired assets, assumed liabilities, and identifiable intangible assets is determined.  The company utilizes an accelerated amortization methodology so as to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the first quarter of 2008, the company adjusted the initial purchase price allocation to reflect additional refinement in the valuation of the acquisition.  The following purchase price allocation is subject to further adjustments based on additional determination of actual acquisition costs and the fair value, and lives of the acquired assets, assumed liabilities and identifiable intangible assets (in thousands):

	December 31, 2007		March 31, 2008
Current assets	$485,909	$—	$485,909
Property, plant & equipment, net	193,553	16,309	209,862
Intangible assets	320,000	(15,000)	305,000
Goodwill	309,231	(1,491)	307,740
Other assets	93,403	18,000	111,403
Total assets	1,402,096	17,818	1,419,914

Current liabilities, excluding debt	276,410	454	275,956
Debt	210,342	(455)	210,797
Other liabilities	11,231	17,828	29,059
Total liabilities	497,983	17,829	515,812

Total assets acquired	$904,113	$(11)	$904,102

Preliminary goodwill and intangible assets of $307.7 million and $305.0 million, respectively, were recorded as a result of the merger. The goodwill is expected to be deductible for tax purposes.  In addition, goodwill recorded for tax purposes is approximately $135 million greater than goodwill recorded for financial statement purposes.  For tax purposes, the excess tax-goodwill will be amortized over a 15-year period and the resulting tax benefit will be recorded as a reduction to goodwill recorded for financial statement purposes.  The identifiable intangible assets related to the acquisition consisted of the following (in thousands):

	Amount	Useful Life
Customer relationships	$54,000	10 years
Scrap generator relationships	143,000	25 years
Trademarks	108,000	Indefinite
	$305,000

The related aggregate amortization expense recognized for the year ended December 31, 2007 was $2.0 million and for the three-month period ended March 31, 2008 was $5.5 million.  The estimated intangible asset amortization expense related to the OmniSource transaction for the next five years and thereafter follows (in thousands):

2008, including January 1 to March 31, 2008	$18,934
2009	17,773
2010	16,206
2011	15,004
2012	13,878
Thereafter	113,205
Total	$195,000

Pro Forma Information. OmniSource’s operating results have been reflected in the company’s financial statements since October 26, 2007, the effective date of the acquisition, in the steel scrap and scrap substitute reporting segment.  The following unaudited pro forma information is presented below as if the acquisition of OmniSource was completed as of January 1, 2007 through March 31, 2007 (in thousands, except per share amounts):

2007
Net sales	$1,440,691
Net income	116,791

Basic earnings per share	$.55
Diluted earnings per share	.53

The information presented above is for information purposes only and is not necessarily indicative of the actual results that could have occurred had the acquisition been consummated at January 1, 2007, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company.  The pro forma results reflect OmniSource operations for the three-month period ended March 31, 2007.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three-month periods ended March 31, 2008 and 2007, respectively (in thousands, except per share data):

	Three Months Ended
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$142,557	189,039	$.75	$102,164	192,632	$.53
Dilutive stock option effect	—	1,516		—	1,821
4.0% convertible subordinated notes	212	8,762		214	8,821
Diluted earnings per share	$142,769	199,317	$.72	$102,378	203,274	$.50

Note 4.  Financing Activities

On March 31, 2008, the company amended its senior secured credit facility to increase the commitments of the term A loan by $94 million and the revolving credit facility by $124 million. The net proceeds for the additional term A loan were used to repay amounts outstanding under the senior secured revolving credit facility and for general corporate purposes.  In addition, the amendment includes a provision to increase either the revolver or the term A loan facility by as much as $250 million, under certain circumstances.  The combined facilities are due June 2012 and are secured by substantially all of the company’s, and its wholly-owned subsidiaries’, receivables and inventories and by pledges of all shares of the company’s wholly-owned subsidiaries’ capital stock.

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

On April 3, 2008, the company issued $375 million of 7¾% senior notes due April 2016, and on April 15, 2008, issued an additional $125 million of these notes at par, which are treated as the same security with the same terms and conditions.  The net proceeds were used to repay amounts outstanding under the company’s senior secured revolving credit facility and for general corporate purposes.

Note 5.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$420,064	$461,194
Supplies	186,644	175,052
Work-in-progress	71,863	72,518
Finished goods	216,188	195,634
Total inventories	$894,759	$904,398

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Fair Value Measurements

Effective January 1, 2008, the company adopted FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, FAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assts and liabilities and the lowest priority to unobservable value inputs.  The adoption of this statement had an immaterial impact on the company’s financial statements.  FAS 157 defines levels within the hierarchy as follows:

•             Level 1—Unadjusted quoted prices for identical assets and liabilities in active markets;

•             Level 2—Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable for the asset or liability, either directly or indirectly; and

•            Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In February 2008, the FASB issued FSP 157-2, which delays the effective date FAS 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The company is currently evaluating the potential impact that the application of FSP 157-2 will have on its financial statements.  The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2008 (in thousands):

	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2,752	$2,752	$—	$—
Available-for-sale securities	21,095	21,095	—	—
Commodity futures	20,371	—	20,371	—
Financial assets	$44,218	$23,847	$20,371	$—

Commodity futures-Financial liabilities	$12,339	$—	$12,339	$—

Note 7.  Contingencies

The company is subject to litigation from time to time, which is incidental to its business.  On February 1, 2008, the company was served with a complaint by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand.  The complaint alleges that the company, which performed certain consulting services for a management company formed to assist a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998, caused NSM’s start-up efforts to fail by falsely and fraudulently expressing its opinion that there were certain equipment and design issues that needed to be addressed.  The complaint alleges damages in excess of $1.1 billion.  The company believes that the allegations and claims set forth in the complaint are without merit and accordingly has not accrued a liability for this complaint.  Based upon current knowledge including discussions with legal counsel, the company believes that the results of any threatened or pending litigation will not have a material effect on the company’s financial position, results of operations or cash flows.  On April 30, 2008, the company filed a Motion to Dismiss the entire lawsuit.

Note 8.  Segment Information

The company has three reportable segments: steel operations, fabrication operations, and steel scrap and scrap substitute operations.  These operations are described in Note 1 to the financial statements.  Revenues included in the category “All Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments.  These revenues are from the further processing, slitting, and sale of certain steel products; the resale of certain secondary and excess steel products; and the operations of the company’s railroad tie manufacturing plant.  In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior notes, convertible subordinated notes, certain other investments, and certain profit sharing expenses.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The company’s operations are primarily organized and managed as operating segments.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements.  Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, for more information related to the company’s segment reporting.  Inter-segment sales and any related profits are eliminated in consolidation.  The company’s segment results for the three month periods ended March 31 are as follows (in thousands):

		2008	2007
Steel Operations	Net sales
	External	$1,135,817	$725,106
	External Non-U.S.	47,512	38,651
	Other segments	73,473	65,819
	Operating income	234,557	186,820
	Income before income taxes	220,113	181,064
	Depreciation and amortization	33,992	26,296
	Assets	2,661,670	1,860,267
	Liabilities	392,461	278,745
	Capital expenditures	64,372	37,347

Steel Fabrication Operations	Net sales
	External	$78,457	$78,377
	External Non-U.S.	—	—
	Other segments	66	4,847
	Operating income	3,644	5,120
	Income before income taxes	2,248	4,341
	Depreciation and amortization	1,835	939
	Assets	221,521	187,889
	Liabilities	12,678	16,010
	Capital expenditures	5,237	12,871

Steel Scrap and Scrap	Net sales
Substitute Operations	External	$566,181	$3,181
	External Non-U.S.	40,578	—
	Other segments	197,005	29,868
	Operating income	47,176	1,723
	Income before income taxes	46,041	1,641
	Depreciation and amortization	16,820	1,805
	Assets	1,764,120	151,441
	Liabilities	317,812	8,564
	Capital expenditures	22,273	2,741

All Other	Net sales
	External	$33,608	$20,348
	External Non-U.S.	52	11
	Other segments	367	217
	Operating loss	(24,674)	(22,095)
	Loss before income taxes	(29,700)	(21,975)
	Depreciation and amortization	565	225
	Assets	308,314	197,988
	Liabilities	2,596,919	860,249
	Capital expenditures	1,882	970

Eliminations	Net sales
	Other segments	(270,911)	(100,751)
	Operating loss	(8,771)	(257)
	Loss before income taxes	(8,771)	(291)
	Assets	(134,013)	(56,193)
	Liabilities	(114,315)	(47,282)

Consolidated	Net sales	$1,814,063	$827,012
	Net sales Non-U.S.	88,142	38,662
	Operating income	251,932	171,311
	Income before income taxes	229,931	164,780
	Depreciation and amortization	53,212	29,265
	Assets	4,821,612	2,341,392
	Liabilities	3,205,555	1,116,286
	Capital expenditures	93,764	53,929

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of $700 million senior notes due 2012, $500 million senior notes due 2015 and $500 million senior notes due 2016, issued in April 2008.  Following are condensed consolidating financial statements of the company, including the guarantors.  The following condensed consolidating financial statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis.  The following condensed consolidating financial statements (presented dollars in thousands) should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Condensed Consolidating Balance Sheets

			Combined	Consolidating	Total
As of March 31, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash	$595	$47,310	$10,984	$—	$58,889
Accounts receivable	393,090	762,068	13,526	(268,768)	899,916
Inventories	518,655	362,394	22,780	(9,070)	894,759
Other current assets	52,281	26,461	560	(5,324)	73,978
Total current assets	964,621	1,198,233	47,850	(283,162)	1,927,542
Property, plant and equipment, net	1,115,608	523,446	81,222	—	1,720,276
Other assets	2,205,885	1,239,788	6,282	(2,278,161)	1,173,794
Total assets	$4,286,114	$2,961,467	$135,354	$(2,561,323)	$4,821,612

Accounts payable	$213,863	$337,636	$25,762	$(82,560)	$494,701
Accrued expenses	221,985	87,864	1,559	(8,606)	302,802
Current maturities of long-term debt	212,127	350	12,807	(12,807)	212,477
Total current liabilities	647,975	425,850	40,128	(103,973)	1,009,980
Other liabilities	283,465	2,103,660	54,316	(2,062,814)	378,627
Long-term debt	1,805,322	113	5,262	(5,262)	1,805,435
Minority interest	—	—	—	11,513	11,513

Common stock	543	19,753	7,748	(27,501)	543
Treasury stock	(501,432)	—	—	—	(501,432)
Additional paid in capital	562,847	117,753	30,625	(148,378)	562,847
Other accumulated comprehensive loss	(1,761)	—	—	—	(1,761)
Retained earnings	1,489,155	294,338	(2,725)	(224,908)	1,555,860
Total stockholders’ equity	1,549,352	431,844	35,648	(400,787)	1,616,057
Total liabilities and stockholders’ equity	$4,286,114	$2,961,467	$135,354	$(2,561,323)	$4,821,612

			Combined	Consolidating	Total
As of December 31, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash	$6,327	$20,096	$2,063	$—	$28,486
Accounts receivable	299,940	631,410	7,810	(225,037)	714,123
Inventories	546,079	344,106	15,392	(1,179)	904,398
Other current assets	39,433	14,075	423	(4,709)	49,222
Total current assets	891,779	1,009,687	25,688	(230,925)	1,696,229
Property, plant and equipment, net	1,088,815	489,949	73,333	—	1,652,097
Other assets	2,161,734	1,224,289	15,648	(2,230,544)	1,171,127
Total assets	$4,142,328	$2,723,925	$114,669	$(2,461,469)	$4,519,453
Accounts payable	$154,047	$263,458	$16,045	$(54,701)	$378,849
Accrued expenses	161,577	74,925	111	(6,098)	230,515
Current maturities of long-term debt	294,720	442	9,807	(9,807)	295,162
Total current liabilities	610,344	338,825	25,963	(70,606)	904,526
Other liabilities	298,828	2,002,988	53,673	(2,015,479)	340,010
Long-term debt	1,734,557	126	4,637	(4,637)	1,734,683
Minority interest	—	—	—	11,038	11,038
Common stock	542	19,753	7,748	(27,501)	542
Treasury stock	(457,368)	—	—	—	(457,368)
Additional paid in capital	553,805	117,753	25,823	(143,576)	553,805
Other accumulated comprehensive income	21	—	—	—	21
Retained earnings	1,401,599	244,480	(3,175)	(210,708)	1,432,196
Total stockholders’ equity	1,498,599	381,986	30,396	(381,785)	1,529,196
Total liabilities and stockholders’ equity	$4,142,328	$2,723,925	$114,669	$(2,461,469)	$4,519,453

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Income

For the three months ended,			Combined	Consolidating	Total
March 31, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$865,069	$2,082,312	$34,027	$(1,079,203)	$1,902,205
Costs of goods sold	662,014	1,923,869	31,174	(1,062,161)	1,554,896
Gross profit	203,055	158,443	2,853	(17,042)	347,309
Selling, general and administrative	49,340	47,753	2,125	(3,841)	95,377
Operating income (loss)	153,715	110,690	728	(13,201)	251,932
Interest expense	16,523	13,291	163	(170)	29,807
Other (income) expense, net	58,395	(66,260)	(142)	201	(7,806)
Income (loss) before income taxes and equity in net income of subsidiaries	78,797	163,659	707	(13,232)	229,931
Income taxes	29,943	59,978	269	(2,816)	87,374
	48,854	103,681	438	(10,416)	142,557
Equity in net income of subsidiaries	104,119	—	—	(104,119)	—
Net income (loss)	$152,973	$103,681	$438	$(114,535)	$142,557

For the three months ended,			Combined	Consolidating	Total
March 31, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$660,910	$883,753	$20,576	$(699,565)	$865,674
Costs of goods sold	498,122	826,466	19,671	(694,988)	649,271
Gross profit	162,788	57,287	905	(4,577)	216,403
Selling, general and administrative	31,272	15,099	1,218	(2,497)	45,092
Operating income (loss)	131,516	42,188	(313)	(2,080)	171,311
Interest expense	5,231	1,984	160	(129)	7,246
Other (income) expense, net	46,684	(47,543)	(16)	160	(715)
Income (loss) before income taxes and equity in net income of subsidiaries	79,601	87,747	(457)	(2,111)	164,780
Income taxes	30,134	31,593	(39)	928	62,616
	49,467	56,154	(418)	(3,039)	102,164
Equity in net income of subsidiaries	55,736	—	—	(55,736)	—
Net income (loss)	$105,203	$56,154	$(418)	$(58,775)	$102,164

Condensed Consolidating Statements of Cash Flow

For the three months ended,			Combined	Total
March 31, 2008	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operations	$130,004	$75,270	$8,322	$213,596
Net cash used in investing activities	(73,828)	(30,814)	(8,166)	(112,808)
Net cash provided by (used in) in financing activities	(61,908)	(17,242)	8,765	(70,385)
Increase (decrease) in cash and equivalents	(5,732)	27,214	8,921	30,403
Cash and equivalents at beginning of year	6,327	20,096	2,063	28,486
Cash and equivalents at end of period	$595	$47,310	$10,984	$58,889

For the three months ended,			Combined	Total
March 31, 2007	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operations	$67,369	$80,887	$179	$148,435
Net cash used in investing activities	(36,527)	(16,716)	(909)	(54,152)
Net cash provided by (used in) in financing activities	(35,768)	(60,107)	551	(95,324)
Increase (decrease) in cash and equivalents	(4,926)	4,064	(179)	(1,041)
Cash and equivalents at beginning of year	15,571	12,610	1,192	29,373
Cash and equivalents at end of period	$10,645	$16,674	$1,013	$28,332

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in the steel marketplace, our revenue growth, costs of raw materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward-looking,” subject to many risks and uncertainties within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Such predictive statements are not guarantees of future performance, and actual results could differ materially from our current expectations.  Factors that could cause such predictive statements to turn out other than as anticipated or predicted include, among others: changes in economic conditions affecting steel consumption; increased foreign imports; increased price competition; difficulties in integrating acquired businesses; risks and uncertainties involving new products or new technologies; changes in the availability or cost of steel scrap or substitute materials; increases in energy costs; occurrence of unanticipated equipment failures and plant outages; labor unrest; and the effect of the elements on production or consumption.

In addition, we refer you to the sections denominated Special Note Regarding Forward-Looking Statement and Risk Factors in our Annual report on Form 10-K for the year ended December 31, 2007, as well as in other reports which we from time to time file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated.  These reports are available publicly on the SEC Web site, www.sec.gov, and on our web site, www.steeldynamics.com.  Forward-looking or predictive statements we make are based on our knowledge of our businesses and the environment in which they operate as of the date on which the statements were made.  Due to these risks and uncertainties, as well as matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report.  We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Income Statement Classifications

Net Sales.  Net sales from our steel operations are a factor of net tons shipped, product mix and related pricing. We charge premium prices for certain grades of steel, product dimensions, certain smaller volumes, and for value-added processing or coating of the steel products.  Except for the fabrication operations segment, we recognize revenues from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product is transferred to the customer. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. The company’s fabrication operations segment recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons consumed to date as a percentage of estimated total steel tons required by each contract.

Costs of Goods Sold.  Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs for our steel operations are steel scrap and scrap substitutes, alloys, zinc, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials, and freight. Our metallic raw materials represent the most significant cost component of our consolidated costs of goods sold.  The primary costs related to our steel scrap and scrap substitute operations is the cost of raw materials, freight costs, and processing expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include, among other items, labor and benefits, professional services, insurance expense, property taxes, amortization and profit-sharing expense.

Interest Expense, net Capitalized Interest.  Interest expense consists of interest associated with our senior credit facilities and other debt (described in the notes to our financial statements as set forth in our 2007 Annual Report on Form 10-K and as included in the notes to our financial statements herein), net of capitalized interest costs that are related to construction expenditures during the construction period of material capital projects.

Other Income, net Other Expense.  Other income consists of interest income earned on our cash balances and any other non-operating income activity, including gains on certain short-term investments and income from investments accounted for utilizing the equity method of accounting. Other expense consists of any non-operating costs.

Acquisitions

On May 6, 2008, we announced the execution of a definitive agreement whereby we will acquire Recycle South, LLC, one of the largest regional, privately-held, scrap metal recycling companies in the nation.  Recycle South employs 600 people in 19 locations throughout North Carolina, South Carolina and Georgia.

Pursuant to the agreement, which has been unanimously approved by the boards of directors of both companies, OmniSource (our wholly-owned subsidiary), which already owns 25% of Recycle South, will acquire the remaining outstanding stock, in a transaction valued at approximately $500 million.  Recycle South shareholders will receive 3,938,000 shares of Steel Dynamics common stock and $232 million in cash.  The aggregate transaction value includes our assumption of certain liabilities, including net debt, which is expected to be approximately $120 million at closing.  Completion of the transaction is subject only to regulatory approval, and is expected to close on or before June 30, 2008.  Recycle South will operate as a wholly-owned subsidiary of OmniSource, and will continue its focus on the ferrous and nonferrous scrap processing, brokerage, and industrial scrap management needs of its customers.  After closing, Recycle South operations will be included in our steel scrap and scrap substitute reporting segment.

Due to the fact that the Elizabethton, The Techs and OmniSource acquisitions were effective April 1, 2007, July 1, 2007 and October 26, 2007, respectively, the results of these operations are not reflected in our first quarter 2007 results.

First Quarter Operating Results 2008 vs. 2007

Gross Profit.  Net income was $142.6 million or $.72 per diluted share during the first quarter of 2008 compared with $102.2 million or $.50 per diluted share during the first quarter of 2007.  When comparing the first quarter of 2008 with the first quarter of 2007, our net sales increased $1.0 billion, or 120%, to $1.9 billion.  Our gross margin percentage was 18% during the first quarter of 2008 as compared to 25% for the first quarter of 2007 and as compared to 18% on a linked-quarter basis.  First quarter 2008 financial results include the operations from three entities—Elizabethton, The Techs and OmniSource—which were purchased throughout 2007 but after the first quarter of 2007.  These three operations generally elicit lower gross margins as compared to our steel manufacturing facilities due to their product offerings or production process.  The inclusion of these operations in our first quarter 2008 operating results was the primary driver of the decrease in our year-to-year gross margin percentage.

Steel Operations

	Q1	Q1	Q4
	2008	2007	2007
Flat Roll Division	685,320	612,109	613,999
Structural and Rail Division	299,687	283,876	279,158
Engineered Bar Products Division	147,948	142,359	138,455
Roanoke Bar Division	151,368	170,611	141,788
Steel of West Virginia	75,724	74,487	69,111
The Techs	262,011	—	224,186
Total shipments (tons)	1,622,058	1,283,442	1,466,697
Shipments to intercompany divisions	(130,685)	(120,897)	(122,039)
Net shipments	1,491,373	1,162,545	1,344,658

Steel operations accounted for 62% and 88% of our consolidated external net sales and 82% and 96% of our combined segment operating income (excluding “All Other” and “Eliminations” segments), during the first quarter of 2008 and 2007, respectively.  Our steel operations’ first quarter 2008 average selling price per ton shipped increased $72 per ton when compared to the fourth quarter of 2007 and $136 per ton compared with the first quarter of 2007.  Shipments increased 339,000 tons, or 26%, to 1.6 million tons, when comparing the first quarter of 2008 with same period in 2007. The increase in shipments was primarily due to increased shipments of 73,000 tons at our Flat Roll Division and to the inclusion of 262,000 tons from The Techs, which was newly acquired in July 2007.  Demand for our structural steel and bar products has remained strong during the first part of 2008 and based on several factors, including current order entry activity, we anticipate this to remain the case for much of the year.  In addition, the flat rolled steel markets have strengthened considerably during the year due to supply-side demand factors.  The primary customers for flat rolled products are intermediary steel service centers.  Service center inventory levels were at two-year lows at the end of 2007 and remain at lower relative levels during 2008 so far.  This coupled with a lack of significant import activity has encouraged increased demand for flat rolled steels.

        During the first three months of 2008, the volume of steel products imported into the United States decreased for certain products.  We believe import volumes could remain at lower levels in the short term as a result of stronger global demand, a weak dollar, and high transportation costs; however, import activity is difficult to forecast.  Currently, we anticipate an increase in our second quarter average selling values; however, we believe this increase in pricing may be partially offset by an expected increase in our costs of steel scrap consumed.

Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost.  Our metallic raw material cost per net ton consumed increased $82 during the first quarter of 2008 as compared to the first quarter of 2007 and increased $50 on a linked-quarter basis. During the first quarter of 2008 and 2007, respectively, our metallic raw material costs represented 62% and 55% of our total manufacturing costs in the steel operations segment, excluding the operations of The Techs.  These costs represented 32% and 53% of our consolidated manufacturing costs during the first quarter of 2008 and 2007, respectively.  This percentage decrease is due to the change in composition of our manufacturing cost structure due to the addition of Omnisource during October 2007, which operates in the scrap industry.  We anticipate our cost of steel scrap consumed to increase in the second quarter as a result of the unprecedented increase in the cost of all grades of scrap.  Currently, we believe increases in our product pricing will more than offset the increases in our scrap costs; therefore, increasing margins in the second quarter of 2008 when compared to the first quarter.

Steel Fabrication Operations

Fabrication operations accounted for 4% and 9% of our consolidated external net sales and 1% and 3% of our combined segment operating income (excluding “All Other” and “Eliminations” segments), during the first quarter of 2008 and 2007, respectively.  Revenues from our five plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry.  Shipments increased approximately 2,000 tons to approximately 69,000 tons during the first quarter of 2008 compared to the first quarter of 2007.  However, the average selling value decreased $106 per ton to $1,145 compared with the first quarter of 2007.  In addition, the cost of steel used in the production process (the segment’s largest single cost of production) increased during the first quarter, resulting in decreased margins for this segment of our business.

We are currently experiencing weakened demand for the products provided by our fabrication operations due to the general continued decline in non-residential construction fostered in part by the tightening credit markets coupled with the weakened U.S. economy.

Steel Scrap and Scrap Substitute Operations

	Q1	Q1	Q4
	2008	2007	2007
Ferrous materials (tons)	1,391,382	34,841	833,779
Ferrous shipments to intercompany divisions	(463,892)	(39,021)	(239,245)

Scrap substitute materials (tons)	67,994	83,393	61,427
Substitute shipments to intercompany divisions	(67,994)	(83,393)	(61,427)

Non-ferrous materials (pounds)	238,787,934	—	137,417,428

Steel scrap and scrap substitute operations accounted for 32% and zero percent of our consolidated external net sales and 17% and 1% of our combined segment operating income (excluding “All Other” and “Eliminations” segments), during the first quarter of 2008 and 2007, respectively.  Our steel scrap operations primarily engage in the brokerage, collection and processing of ferrous and non-ferrous metals for resale to steel companies, brokers and other metals processors.  We acquired OmniSource in October 2007; therefore, our first quarter 2008 results are significantly higher than our results for the same period in 2007.  During the first quarter of 2008, the steel scrap and scrap substitute segment recorded shipments of 1.5 million tons of ferrous and scrap substitute materials, in addition to approximately 239 million pounds of non-ferrous material.

Given the increase in global demand for commodity products, including ferrous and non-ferrous materials, in addition to a decrease in the availability of domestic ferrous materials due the decrease in industrial generation of ferrous scrap, we are currently experiencing a tightening of availability and therefore increase in costs for ferrous materials.  The industry is experiencing record high levels of exporting of ferrous materials and record level pricing.  We have not exported any ferrous materials; however, a significant portion of our non-ferrous sales are within the Asian markets.  We anticipate further increases in ferrous material costs throughout the second quarter of 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $95.3 million during the first quarter of 2008, as compared to $45.1 million during the same period in 2007, an increase of $50.3 million.  During the first quarter of 2008 and 2007 our selling, general and administrative expenses, including profit sharing and amortization expense, represented 5% of our total net sales.   The additional total costs in selling, general and administrative expenses in the first quarter of 2008 compared to the first quarter of 2007 primarily relate to additional costs related to the newly acquired operations of The Techs (acquired July 2007) and OmniSource (acquired October 2007).

We also had additional costs related to the amortization of certain intangible assets related to the above acquisitions.  During the first quarter of 2008 and 2007, respectively, we recorded amortization of intangible assets of $11.5 million and $974,000, respectively.  During the first quarter of 2008, we utilized an accelerated amortization methodology so as to follow the pattern in which the economic benefits of the acquired intangible assets are anticipated to be consumed.   We anticipate amortization of intangibles to be approximately $7.5 million per quarter for the remainder of 2008.

Interest Expense, net Capitalized Interest.  During the first quarter of 2008, gross interest expense increased $26.2 million to $34.8 million and capitalized interest increased $3.7 million to $5.0 million when compared to the same period in 2007.  The increase in gross interest expense for the first quarter of 2008 compared to the first quarter of 2007 is a result of increased borrowings for, among other things, acquisitions, company stock repurchases, and capital outlays for our expansion projects.  Our effective interest rate was 6.7% and 9.1% during the first quarter of 2008 and 2007, respectively.  The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities primarily at our Flat Roll and Structural and Rail divisions.  We currently anticipate gross interest expense to increase somewhat during the remainder of 2008 as we have issued $500 million of 7¾ % senior notes during April 2008.

Other Income, net Other Expense.  Other income, net other expense was $7.8 million during the first quarter of 2008 as compared to $715,000 during the same period in 2007.  During 2008, other income of $6.7 million was attributable to earnings from investments in scrap procurement and processing entities which are accounted for under the equity method of accounting.

Income Taxes.  During the first quarter of 2008, our income tax provision was $87.4 million as compared to $62.6 million during the same period in 2007.  Our effective income tax rate was 38% during the first quarters of 2008 and 2007.

We file income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) completed an examination of our federal income tax returns for 1997 through 2001 in the third quarter of 2007. The final examination adjustments did not result in a material change to our financial position or results of operations. We are currently under examination by the state of Indiana for calendar years 2000 through 2005. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of this audit or other state income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $20.1 million by the end of 2008, primarily related to the deductibility of intercompany royalty and related interest payments. With few exceptions, and as noted for the state of Indiana, we are no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2004.

Included in the balance of unrecognized tax benefits at March 31, 2008 are potential benefits of $27.7 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During the three months ended March 31, 2008, we recognized interest of $252,000, net of tax, and no penalties.  At March 31, 2008, we had $6.0 million accrued for the payment of interest and penalties.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements, and principal and interest payments related to our outstanding indebtedness. Historically, we have met these liquidity requirements with cash provided by operations, equity offerings, long-term borrowings, and state and local grants.

Working Capital.  During the first quarter of 2008, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals decreased $12.0 million to $997.2 million compared to December 31, 2007.  Trade receivables increased $185.8 million or 26% during the first quarter of 2008 to $900 million, of which approximately 96% were current or less than 60 days past due.  Our largest customer is an affiliated company, Heidtman Steel, which represented 9% and 6% of our outstanding trade receivables at March 31, 2008 and December 31, 2007, respectively.

Our trade payables and general accruals increased $149.5 million, or 28%, during the first quarter of 2008.  The dollar value of our raw materials, primarily steel scrap inventories, decreased by approximately $41.1 million in comparing the first quarter of 2008 with the fourth quarter of 2007; however, the value of our finished goods inventory increased by approximately $20.6 million over the same periods.  During the first quarter of 2008 our total inventories decreased $9.6 million, or 1%, to $894.8 million.

Capital Expenditures.  During the first quarter of 2008, we invested $93.8 million in property, plant and equipment, of which $37.1 million or 40% related to the addition of a second rolling mill and second caster at our Structural and Rail Division, approximately $15.7 million related to OmniSource operations, approximately $6.3 million related to construction at Mesabi Nugget, our planned iron manufacturing facility, and approximately $8.5 million related to a new paint line at our Jeffersonville, Indiana galvanizing plant.  The remaining capital expenditures represented improvement projects at our other facilities.  We believe these capital investments will increase our net sales and related cash flows as each project develops.

Capital Resources and Long–term Debt.   During the first three months of 2008, our total outstanding debt decreased $12.0 million to $2.0 billion.  Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities divided by the sum of our long-term debt and our total stockholders’ equity, was 56% and 57% at March 31, 2008 and December 31, 2007, respectively.  At March 31, 2008, there were outstanding borrowings of $147 million under our $874.0 million senior secured revolver and $616.5 million outstanding under our term A loan.

On March 31, 2008, we amended our existing senior secured revolving credit facility to increase the commitments of the term A loan by $94 million and the revolving credit facility by $124 million.  The net proceeds for the additional term A loan were used to repay amounts outstanding under the senior secured revolving credit facility and for general corporate purposes.  In addition, the amendment includes a provision to increase either the revolver or the term A loan facility by as much as $250 million, under certain circumstances.  The combined facilities are due June 2012 and are secured by substantially all of our, and our wholly-owned subsidiaries’, receivables and inventories and by pledges of their shares of capital stock.

The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds under the combined facilities is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement, as amended and restated.

On April 3, 2008, we issued $375 million of 7¾% senior notes due April 2016, and on April 15, 2008, we issued an additional $125 million of these notes at par, which are treated as the same security with the same terms and conditions.  The net proceeds were used to repay amounts outstanding under our senior secured revolving credit facility and for general corporate purposes.

Common Stock Purchases.  During the first quarter of 2008, we purchased 2.0 million shares of our common stock in open market trades at an average purchase price of $23.24.  These purchases were made pursuant to programs authorized by our board of directors and, as of March 31, 2008, 3.9 million shares remain authorized and available for purchase.

Cash Dividends.  During the first quarter of 2008, our board of directors approved a $0.10 per common share regular quarterly cash dividend. The dividend was payable to shareholders of record at the close of business on March 31, 2008 and was paid on April 11, 2008.  We anticipate continuing comparable quarterly cash dividends throughout 2008.  The determination to pay cash dividends in the future will be at the discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs, and growth plans.  In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Two-for One Stock Split.  Our board of directors authorized a two-for-one stock split effective for shareholders of record at the close of business on March 19, 2008 with an increase in our authorized common shares from 200 million with a par value of $.005 per common share to 400 million shares with a par value of $.0025 per common share.  All prior period share and per share amounts have been adjusted to reflect this stock split.

Other.  Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial, and business conditions, along with competition, legislation, and regulatory factors that are largely beyond our control.  In addition, we cannot assure you that our operating results, cash flow, and capital resources will be sufficient for repayment of our indebtedness in the future.  We believe that, based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including additional borrowings under our senior secured credit agreement, will be adequate for the next two years for making required payments of principal and interest on our indebtedness, funding working capital requirements, and funding anticipated capital expenditures.

Other Matters

Inflation.  We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies.  We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring, and compliance. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations, or liquidity; however, environmental laws and regulations are subject to change, and we may become subject to more stringent environmental laws and regulations in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.  In the normal course of business we are exposed to interest rate changes.  Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our borrowings.  We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage.  A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions.  At March 31, 2008, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

On April 3, 2008, the company issued $375 million of 7¾% senior notes due April 2016, and on April 15, 2008, the company issued an additional $125 million of these notes at par, which are treated as the same security with the same terms and conditions.  The net proceeds were used to repay amounts outstanding under the company’s senior secured revolving credit facility and for general corporate purposes.

Commodity Risk.  In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas, and alloys.  Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.  Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities.  Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to two years for physical commodity requirements and for up to 15 years for commodity transportation requirements..  Historically, we have fully utilized all such “take or pay” requirements, and we believe that our future production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.  At March 31, 2008, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as we use that term and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Steel Dynamics, as well as its various subsidiaries, including OmniSource Corporation, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of such lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

On February 1, 2008, Steel Dynamics, Inc. (SDI) was served with a Complaint, filed in the United States District Court for the Northern District of Indiana, by Prime Eagle Group, Limited (the “Plaintiff”), a corporation formed in the British Virgin Islands with its principal place of business in Thailand. The Complaint, alleges that SDI which performed certain consulting services for a management company formed to assist a Thailand-based steel mini-mill, Nakornthai Strip Mill Public Company, Limited (“NSM”) in its operational start-up in 1998, caused NSM’s start-up efforts to fail and the mill to shut down by falsely and fraudulently expressing its opinion that there were certain equipment and design issues that needed to be addressed. The Complaint alleges damages “believed to be in excess of $1.1 billion.” The Plaintiff, consisting of certain original shareholder founders of NSM, claims to be the assignee, through proceedings in the Central Bankruptcy Court of Thailand, of claims which NSM allegedly had or may have against SDI.

On April 30, 2008, Steel Dynamics filed a Motion to Dismiss the entire lawsuit.  We anticipate that responsive briefing will take 45 to 60 days, after which the court will rule on the motion.  Steel Dynamics will file other motions, responsive pleadings and possible claims of its own as and when required and intends to vigorously defend this lawsuit.

ITEM 1A.  RISK FACTORS.

No material changes have occurred to the indicated risk factors as disclosed in our 2007 Annual Report on Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Share Repurchases

The following table indicates shares repurchased pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2008.

				Total Share Still
				Available For
Period	Total Shares	Average Price	Total Program	Purchase
2008	Purchased	Paid Per Share	Shares Purchased	Under the Program

January 18 to 24	1,984,600	$23.24	1,984,600	3,926,998

The data above has been adjusted to reflect the company’s two-for-one stock split effective March 2008.

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

3.1b*	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective November 2, 2006, increasing the authorized shares to 200 million.

3.1c*	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective March 27, 2008, increasing the authorized common shares to 400 million.

3.2a	Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed July 6, 2006.

Instruments Defining the Rights of Security Holders, Including Indentures

4.5

Indenture relating to our 4% Convertible Subordinated Notes due 2012, dated as of December 23, 2002, between Steel Dynamics, Inc. and Fifth Third Bank, Indiana, as Trustee, incorporated herein by reference from Exhibit 4.2a to our Registration Statement on Form S-3, File No. 333-103672, filed March 7, 2003.

4.6

Indenture relating to our issuance of $500 million of 6 3/4% Senior Notes due 2015, between Steel Dynamics, Inc. and the Bank of New York Trust Company, N.A., as trustee, dated as of April 3, 2007, incorporated herein by reference to Exhibit 4.7 to our Form 8-K filed April 3, 2007.

4.8

Indenture relating to our issuance of $700 million of 7 3/8% Senior Notes due 2012, dated as of October 12, 2007, between Steel Dynamics, Inc. as Issuer, and the Initial Subsidiary Guarantors, and The Bank of New York Trust Company N.S., as Trustee, incorporated herein by reference from Exhibit 4.9 to our Form 10-Q filed November 9, 2007.

4.9

Registration Rights Agreement between Steel Dynamics, Inc., as Issuer, and Banc of America Securities LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. Inc., as Initial Purchasers, dated as of October 12, 2007, re $700,000,000 of our 7 3/8% Senior Notes due 2012, incorporated herein by reference from Exhibit 4.8 to our Form 10-Q filed November 9, 2007.

4.10

Indenture relating to our issuance of $375 million of 7¾% Senior Notes due 2016, dated as of April 3, 2008, between Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.7 to our Form 8-K filed April 8, 2008.

4.10a

First Supplemental Indenture relating to our issuance of $125 million of 7¾% Senior Notes due 2016, dated as of April 18, 2008, between Steel Dynamics, Inc., as Issuer and the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.12 to our Form 8-K filed April 22, 2008.

4.11

Registration Rights Agreement between Steel Dynamics, Inc., as Issuer and Banc of America Securities, LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. Inc., as Initial Purchasers, dated as of April 3, 2008, re: $375,000,000 of our 7¾% Senior Notes due 2016, incorporated herein by reference from our Exhibit 4.6 to our Form 8-K filed April 8, 2008.

4.11a

Registration Rights Agreement between Steel Dynamics Inc., as Issuer and Banc of America Securities, LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Inc., ABN AMRO Inc., and Wells Fargo Securities, LLC as Initial Purchasers, dated as of April 18, 2008, re $125,000,000 of our 7¾% Senior Notes due 2016, incorporated herein by reference from our Exhibit 4.11 to our Form 8-K filed April 22, 2008.

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

10.03b

Amendment No. 3 to the Amended and Restated Credit Agreement and Amendment No. 1 to the Amended and Restated Security Agreement dated March 31, 2008, relating to the Credit Agreement described in Exhibit 10.03, filed June 21, 2007, incorporated herein by reference from our Exhibit 10.03b to our Form 8-K filed April 2, 2008.

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

10.18†	1994 Incentive Stock Option Plan, incorporated herein by reference from Exhibit 10.18 to Registrant’s Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.

10.19†	Amended and Restated 1996 Incentive Stock Option Plan, incorporated herein by reference from Exhibit 10.19 to our 2001 Annual Report on Form 10-K, filed March 28, 2002.

10.24†

2003 Executive Incentive Compensation Plan, approved by stockholders on May 29, 2003, incorporated herein by reference from our Exhibit 10.24 to our 2003 Annual Report on Form 10-K, filed March 12, 2004.

10.25†	2004 Employee Stock Purchase Plan, approved by stockholders on May 20, 2004, incorporated herein by reference from our Exhibit 10.25 to our 2004 Annual Report on Form 10-K, filed March 4, 2005.

10.40	Non-Employee Director Stock Option Plan, incorporated herein by reference from Exhibit 10.40 to our June 30, 2000 Form 10-Q, filed August 11, 2000.

10.41†	2006 Equity Incentive Plan, approved by stockholders on May 18, 2006, incorporated herein by reference from our Form 10-K filed February 26, 2007.

Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed concurrently herewith

†                  Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2008
STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer