Form 10-Q
period 2008-06-30
STEEL DYNAMICS INC
filed 2008-08-08
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 5, 2008, Registrant had 200,492,268 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and equivalents	$115,405	$28,486
Accounts receivable, net	1,147,277	670,020
Accounts receivable-related parties	87,333	44,103
Inventories	1,201,640	904,398
Deferred income taxes	8,317	10,427
Other current assets	67,566	38,795
Total current assets	2,627,538	1,696,229

Property, plant and equipment, net	1,916,403	1,652,097

Restricted cash	7,656	11,945
Intangible assets, net	636,649	514,547
Goodwill	789,580	510,983
Other assets	65,763	133,652
Total assets	$6,043,589	$4,519,453

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$757,590	$358,921
Accounts payable-related parties	14,682	19,928
Income taxes payable	63,728	25,870
Accrued expenses	247,934	150,687
Accrued profit sharing	44,767	53,958
Senior secured revolving credit facility	201,000	239,000
Other current maturities of long-term debt	65,808	56,162
Total current liabilities	1,395,509	904,526

Long-term debt
Senior secured term A loan	536,000	481,250
7 3/8% senior notes, due 2012	700,000	700,000
6 3/4% senior notes, due 2015	500,000	500,000
7 3/4% senior notes, due 2016	500,000	—
4.0% convertible subordinated notes, due 2012	16,000	37,250
Other long-term debt	17,785	16,183
	2,269,785	1,734,683

Deferred income taxes	334,436	301,470
Minority interest	12,304	11,038
Other liabilities	44,003	38,540

Commitments and contingencies

Stockholders’ equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 218,551,353 and 217,770,922 shares issued; and 198,191,407 and 190,324,402 shares outstanding, as of June 30, 2008 and December 31, 2007, respectively	544	542
Treasury stock, at cost; 20,359,946 and 27,446,520 shares, as of June 30, 2008 and December 31, 2007, respectively	(348,303)	(457,368)
Additional paid-in capital	583,756	553,805
Other accumulated comprehensive income	5,011	21
Retained earnings	1,746,544	1,432,196
Total stockholders’ equity	1,987,552	1,529,196
Total liabilities and stockholders’ equity	$6,043,589	$4,519,453

Note:  All prior period share data has been adjusted to reflect the company’s two-for-one stock split effective March 2008.

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales
Unrelated parties	$2,289,121	$850,443	$4,103,082	$1,675,037
Related parties	114,818	60,805	203,062	101,885
Total net sales	2,403,939	911,248	4,306,144	1,776,922

Costs of goods sold	1,924,284	694,666	3,479,180	1,343,937
Gross profit	479,655	216,582	826,964	432,985

Selling, general and administrative expenses	86,557	31,681	151,897	60,543
Profit sharing	26,897	13,813	45,404	29,071
Amortization of intangible assets	8,120	3,428	19,650	4,401
Total selling, general and administrative expenses	121,574	48,922	216,951	94,015

Operating income	358,081	167,660	610,013	338,970

Interest expense, net capitalized interest	35,475	7,198	65,282	14,444
Other (income) expense, net	(16,901)	11,523	(24,707)	10,807
Income before income taxes	339,507	148,939	569,438	313,719

Income taxes	129,013	54,997	216,387	117,613

Net income	$210,494	$93,942	$353,051	$196,106

Basic earnings per share	$1.11	$.50	$1.86	$1.03

Weighted average common shares outstanding	190,351	186,859	189,695	189,745

Diluted earnings per share, including the effect of assumed conversions	$1.05	$.48	$1.77	$.98

Weighted average common shares and share equivalents outstanding	200,345	197,561	199,831	200,418

Dividends declared per share	$.10	$.075	$.20	$.15

Note:  All prior period share data has been adjusted to reflect the company’s two-for-one stock split effective March 2008.

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating activities:
Net income	$210,494	$93,942	$353,051	$196,106

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,582	32,978	100,794	62,244
Unamortized bond premium	—	(3,350)	—	(3,350)
Equity-based compensation	2,754	2,132	6,683	4,401
Deferred income taxes	(6,872)	(796)	(7,845)	(1,118)
(Gain) loss on disposal of property, plant and equipment	(252)	86	(238)	80
Minority interest	792	(173)	1,267	(555)
Changes in certain assets and liabilities:
Accounts receivable	(211,411)	(20,146)	(397,204)	(33,748)
Inventories	(227,270)	(96,824)	(217,695)	(153,726)
Other assets	(15,681)	(17,703)	(13,048)	(18,499)
Accounts payable	249,665	(6,532)	364,180	70,810
Income taxes payable	(34,751)	(58,982)	37,857	(4,132)
Accrued expenses	40,241	25,101	41,085	(20,345)
Net cash provided by (used in) operating activities	55,291	(50,267)	268,887	98,168

Investing activities:
Purchases of property, plant and equipment	(101,225)	(101,981)	(194,989)	(155,910)
Acquisition of businesses, net of cash acquired	(271,158)	(38,219)	(271,158)	(38,219)
Purchase of securities	—	—	(20,373)	—
Other investing activities	2,824	61	4,153	(162)
Net cash used in investing activities	(369,559)	(140,139)	(482,367)	(194,291)

Financing activities:
Issuance of current and long-term debt	786,900	852,000	1,004,900	997,000
Repayment of current and long-term debt	(401,941)	(532,079)	(635,155)	(662,157)
Debt issuance costs	(5,568)	(7,988)	(7,514)	(7,988)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	10,277	8,960	17,454	16,146
Purchase of treasury stock	—	(132,429)	(46,128)	(235,314)
Dividends paid	(18,884)	(14,178)	(33,158)	(28,725)
Net cash provided by financing activities	370,784	174,286	300,399	78,962

Increase (decrease) in cash and equivalents	56,516	(16,120)	86,919	(17,161)
Cash and equivalents at beginning of period	58,889	28,332	28,486	29,373

Cash and equivalents at end of period	$115,405	$12,212	$115,405	$12,212

Supplemental disclosure information:
Cash paid for interest	$57,334	$2,019	$68,719	$18,358
Cash paid for federal and state income taxes	$160,522	$131,817	$161,909	$132,285

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Summary of Accounting Policies and Recent Accounting Pronouncements

Description of the Business.

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products. The company has three reporting segments: steel operations, steel fabrication operations, and metals recycling and ferrous resources operations.

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The Techs was acquired in July 2007 and operates three galvanizing lines specializing in the galvanizing of specific types of flat-rolled steels in non-automotive applications. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 56%, and 84% of the company’s net sales during the three-month periods ended June 30, 2008 and 2007, respectively and approximately 57% and 85% during the six-month periods ended June 30, 2008 and 2007, respectively.

Fabrication Operations.  Fabrication operations include the company’s five New Millennium Building System’s plants located in Butler, Indiana; Lake City, Florida; Salem, Virginia; Florence, South Carolina; and Continental, Ohio. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Fabrication operations accounted for approximately 3% and 9% of the company’s net sales during the three and six-month periods ended June 30, 2008 and 2007, respectively.

Metals Recycling and Ferrous Resources Operations. This segment, formerly referred to as steel scrap and scrap substitute operations, has been renamed to more accurately reflect the nature of its operations, which remain unchanged. The segment includes Iron Dynamics and the company’s steel scrap procurement and processing locations, including OmniSource Corporation (OmniSource) operations, which were acquired on October 26, 2007 and Recycle South operations which were acquired on June 9, 2008 (See Note2). In addition, the expenses related to the construction of the Mesabi Nugget iron-making facility in Hoyt Lakes, Minnesota are also included in this segment.  Metals recycling and ferrous resources operations accounted for approximately 40% and 6% of the company’s net sales during the three-month periods ended June 30, 2008 and 2007, respectively and approximately 38% and 4% during the six-month periods ended June 30, 2008 and 2007, respectively.

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

Included in the balance of unrecognized tax benefits at June 30, 2008 are potential benefits of $29.7 million that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the six-month period ended June 30, 2008, the company recognized interest of $434,000, net of tax, and penalties of $107,000. At June 30, 2008, the company had $6.5 million accrued for the payment of interest and penalties.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income.  The components of comprehensive income during the three and six-month periods ended June 30 are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$210,494	$93,942	$353,051	$196,106
Unrealized gain on available-for-sale securities, net of tax	6,772	—	4,990
Comprehensive income	$217,266	$93,942	$358,041	$196,106

Other accumulated comprehensive income consisted of the following as of the periods indicated (in thousands):

	June 30,	December 31,
	2008	2007
Unrealized gain on available-for-sale securities	$8,082	$21
Tax effect	(3,071)	—
Total other accumulated comprehensive income	$5,011	$21

Recent Accounting Pronouncements.

FASB Statement No. 159.  In February 2007, the FASB issued Statement No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure, on an item-by-item basis, specific financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  The provisions of this statement are required to be applied prospectively.  The company adopted FAS 159 January 1, 2008, and there was no significant impact to the company’s financial statements from the adoption.

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

Note 2.  Acquisitions.

Sturgis Iron & Metal Acquisition

On June 24, 2008, the company completed the acquisition of certain assets of bankrupt Sturgis Iron & Metal, an operator of scrap yards in Indiana, Michigan and Georgia.  The assets were purchased for approximately $42.2 million in cash through bankruptcy proceedings.  The Sturgis Iron & Metal assets will be operated as a part of our wholly-owned subsidiary, OmniSource Corporation.  The company purchased the assets to continue its expansion of its metals recycling operations and expects to begin operating certain of these acquired scrap yards during the second half of 2008.

Recycle South Acquisition

On June 9, 2008, OmniSource Corporation, the company’s wholly-owned subsidiary, completed its acquisition of Recycle South, LLC, one of the nation’s largest, privately-held, regional scrap metal recycling companies, headquartered in Spartanburg, South Carolina.  OmniSource (which already owned 25% of Recycle South), acquired the remaining 75% equity interest for a purchase price of approximately $376.3 million.  The company paid approximately $236.6 million in cash, including transaction costs, and issued 3,938,000 shares of Steel Dynamics, Inc. common stock with a value of approximately $139.8 million.  In addition, OmniSource assumed approximately $144.9 million of net debt, of which the company repaid approximately $142.8 million upon the closing of the acquisition. The cash portion of the acquisition was funded from the company’s cash on hand which included proceeds from the issuance of the $500 million 7¾% senior notes due April 2016, which were issued in April 2008.  The company valued the common stock issued at $35.49 per share based on the average stock price of the company’s common stock during the two days before and after the date the acquisition agreement was agreed to and announced (May 8, 2008).

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OmniSource purchased Recycle South to significantly expand its metals recycling business. Recycle South will provide a significant presence in the southeastern United States through its 22 locations throughout North Carolina, South Carolina and Georgia.  Recycle South’s consolidated operating results have been reflected in the company’s financial statements since June 9, 2008, the effective date of the acquisition, in the metals recycling and ferrous resources reporting segment.

The aggregate purchase price of $376.3 million for the remaining 75% equity interest in Recycle South, combined with the recently acquired 25% interest through the OmniSource acquisition, results in a total purchase price of $501.8 million.  The following initial allocation of the total purchase price is preliminary with much refinement still to be made.  The following is subject to adjustments based on further determination of actual acquisition costs and the fair values, lives, and amortization methods of the acquired assets, assumed liabilities and identifiable intangible assets (in thousands):

Current assets	$212,599
Property, plant & equipment, net	93,949
Intangible assets	155,000
Goodwill	271,785
Other assets	1,902
Total assets	735,235

Current liabilities, excluding debt	88,492
Debt	144,947
Total liabilities	233,439

Total assets acquired	$501,796

Preliminary goodwill and intangible assets of $271.8 million and $155.0 million, respectively, were recorded as a result of the acquisition. The goodwill is expected to be deductible for tax purposes.

The preliminary valuation of identifiable intangible assets related to the acquisition consisted of the following (in thousands):

	Amount	Useful Life
Customer relationships	$31,000	10 years
Scrap generator relationships	77,500	25 years
Trademarks	46,500	Indefinite
	$155,000

The company utilizes an accelerated amortization methodology so as to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed.  The estimated intangible asset amortization expense related to the total acquisition of Recycle South for the next five years and thereafter follows (in thousands):

2008	$5,005
2009	10,049
2010	9,135
2011	8,461
2012	7,785
Thereafter	68,065
Total	$108,500

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate purchase price of $904.1 million was preliminarily allocated to the opening balance sheet of OmniSource at October 26, 2007, the date of the acquisition.  During the first and second quarters of 2008, the company adjusted the initial purchase price allocation to reflect additional refinement in the valuation of the acquisition.  The following purchase price allocation is subject to further adjustments based on additional determination of actual acquisition costs and the fair value, and lives of the acquired assets, assumed liabilities and identifiable intangible assets (in thousands):

June 30, 2008
Current assets	$485,909
Property, plant & equipment, net	209,862
Intangible assets	305,000
Goodwill	307,140
Other assets	111,403
Total assets	1,419,314

Current liabilities, excluding debt	275,956
Debt	210,797
Other liabilities	28,459
Total liabilities	515,212

Total assets acquired	$904,102

Preliminary goodwill and intangible assets of $307.1 million and $305.0 million, respectively, were recorded as a result of the acquisition. The goodwill is expected to be deductible for tax purposes.  In addition, goodwill recorded for tax purposes is approximately $135.0 million greater than goodwill recorded for financial statement purposes.  For tax purposes, the excess tax-goodwill will be amortized over a 15-year period, and the resulting tax benefit will be recorded as a reduction to goodwill recorded for financial statement purposes.  The identifiable intangible assets related to the acquisition consisted of the following (in thousands):

	Amount	Useful Life
Customer relationships	$54,000	10 years
Scrap generator relationships	143,000	25 years
Trademarks	108,000	Indefinite
	$305,000

The company utilizes an accelerated amortization methodology so as to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed.  The related aggregate amortization expense recognized for the three and six-month periods ended June 30, 2008 was $4.5 and $10.0 million, respectively.  The estimated intangible asset amortization expense related to the OmniSource transaction for the next five years and thereafter follows (in thousands):

2008, including January 1 to June 30, 2008	$18,934
2009	17,773
2010	16,206
2011	15,004
2012	13,878
Thereafter	113,205
Total	$195,000

Unaudited Pro Forma Information.  The following unaudited pro forma information is presented below as if the acquisitions of Recycle South (effective on June 9, 2008) and OmniSource (effective on October 26, 2007) had occurred as of January 1, 2007 related to both OmniSource and Recycle South, and January 1, 2008 related to Recycle South (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$2,608,712	$1,578,163	$4,679,803	$3,100,481
Net income	226,522	104,834	376,127	224,007

Basic earnings per share	$1.17	$.50	$1.95	$1.05
Diluted earnings per share	1.12	.48	1.86	1.00

The information presented above is for information purposes only and is not necessarily indicative of the actual results that could have occurred had the acquisitions been consummated at January 1, 2007 or 2008, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company.  The pro forma results reflect the inclusion of the acquired operations of Recycle South for the three and six-month periods ended June 30, 2008 and 2007 and OmniSource Corporation for the three and six-month periods ended June 30, 2007. The actual results of OmniSource are included in the consolidated results of the company for the three and six-month periods ended June 30, 2008.

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

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income for the three and six-month periods ended June 30, 2008 and 2007, respectively (in thousands, except per share data):

	Three Months Ended June 30
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$210,494	190,351	$1.11	$93,942	186,859	$.50
Dilutive stock option effect		1,616			1,881
Subordinated convertible 4.0% notes	203	8,378		214	8,821
Diluted earnings per share	$210,697	200,345	$1.05	$94,156	197,561	$.48

	Six Months Ended June 30
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$353,051	189,695	$1.86	$196,106	189,745	$1.03
Dilutive stock option effect		1,566			1,852
Subordinated convertible 4.0% notes	415	8,570		428	8,821
Diluted earnings per share	$353,466	199,831	$1.77	$196,534	200,418	$.98

During the three and six-month periods ended June 30, 2008, holders of the company’s subordinated convertible 4% notes converted $21.3 million of the notes to Steel Dynamics common stock, resulting in the issuance of 5.0 million shares of the company’s treasury stock.  As of June 30, 2008, there were 3.8 million shares still available for conversion pursuant to these notes.

Note 4.  Financing Activities

On March 31, 2008, the company amended its senior secured credit facility to increase the commitments of the term A loan by $94 million and the revolving credit facility by $124 million, resulting in a total senior secured revolver of $874 million. The net proceeds for the additional term A loan were used to repay amounts outstanding under the senior secured revolving credit facility and for general corporate purposes.  In addition, the amendment includes a provision to increase either the revolver or the term A loan facility by as much as $250 million, under certain circumstances.  The combined facilities are due June 2012 and are secured by substantially all of the company’s and its wholly-owned subsidiaries’ receivables and inventories and by pledges of all shares of the company’s wholly-owned subsidiaries’ capital stock.

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

During April 2008, the company issued $500 million of 7¾% senior notes due April 2016.  The net proceeds were used to repay amounts outstanding under the company’s senior secured revolving credit facility and for general corporate purposes.

Note 5.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$656,630	$461,194
Supplies	198,714	175,052
Work-in-progress	87,191	72,518
Finished goods	259,105	195,634
Total inventories	$1,201,640	$904,398

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

In February 2008, the FASB issued FSP 157-2, which delays the effective date FAS 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The company is currently evaluating the potential impact that the application of FSP 157-2 will have on its financial statements.  The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2008 (in thousands):

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$887	$887	$—	$—
Available-for-sale securities	32,018	32,018	—	—
Commodity futures	23,880	—	23,880	—
Financial assets	$56,785	$32,905	$23,880	$—

Commodity futures-Financial liabilities	$16,483	$—	$16,483	$—

Note 7.  Contingencies

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

Based upon current knowledge, including discussions with legal counsel, the company believes that the results of any threatened or pending litigation will not have a material effect on the company’s financial position, results of operations or cash flows.

Note 8.  Segment Information

The company has three reportable segments: steel operations, fabrication operations, and metals recycling and ferrous resources operations (formerly steel scrap and scrap substitute).  These operations are described in Note 1 to the financial statements.  Revenues included in the category “All Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and consist of further processing, slitting, and sale of certain steel products; the resale of certain secondary and excess steel products; and the operations of the company’s railroad tie manufacturing plant.  In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior notes, convertible subordinated notes, certain other investments, and certain profit sharing expenses.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The company’s segment results for the three and six-month periods ended June 30 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Steel Operations
Net sales
External	1,453,845	733,901	2,589,662	1,459,006
External Non-U.S.	70,810	59,027	118,322	97,678
Other segments	100,517	48,611	173,990	94,212
Operating income	327,543	176,936	562,100	363,756
Income before income taxes	312,255	171,719	532,368	352,753
Depreciation and amortization	27,661	26,324	61,653	52,620
Assets	2,904,625	1,984,711	2,904,625	1,984,711
Liabilities	531,454	267,090	531,454	267,090
Capital expenditures	61,371	75,743	125,743	113,090

Steel Fabrication Operations
Net sales
External	93,237	86,605	171,694	168,069
Other segments	51	642	117	2,401
Operating income	4,361	7,017	8,005	12,137
Income before income taxes	2,085	6,199	4,333	10,540
Depreciation and amortization	1,909	1,520	3,744	2,459
Assets	267,443	215,808	267,443	215,808
Liabilities	14,343	16,912	14,343	16,912
Capital expenditures	3,931	15,971	9,168	28,842

Metals Recycling and Ferrous Resources
Net sales
External	691,057	15,682	1,257,238	15,777
External Non-U.S.	51,557	—	92,135	—
Other segments	418,337	42,109	615,342	71,977
Operating income	80,339	4,672	127,515	6,396
Income before income taxes	85,770	4,650	131,811	6,291
Depreciation and amortization	17,297	2,220	34,117	4,025
Assets	2,695,655	171,272	2,695,655	171,272
Liabilities	497,303	9,190	497,303	9,190
Capital expenditures	34,524	1,241	56,797	3,982

All Other
Net sales
External	43,265	15,960	76,873	36,308
External Non-U.S.	168	73	220	84
Other segments	828	402	1,195	619
Operating loss	(45,581)	(23,563)	(70,255)	(45,658)
Loss before income taxes	(52,025)	(36,196)	(81,725)	(58,171)
Depreciation and amortization	715	2,914	1,280	3,140
Assets	310,916	288,871	310,916	288,871
Liabilities	3,105,607	1,154,154	3,105,607	1,154,154
Capital expenditures	1,399	9,026	3,281	9,996

Eliminations
Net sales
Other segments	(519,733)	(91,764)	(790,644)	(169,209)
Operating income (loss)	(8,581)	2,598	(17,352)	2,339
Income (loss) before income taxes	(8,578)	2,567	(17,349)	2,306
Assets	(135,050)	(84,776)	(135,050)	(84,776)
Liabilities	(92,670)	(55,615)	(92,670)	(55,615)

Consolidated
Net sales	2,281,404	852,148	4,095,467	1,679,160
Net sales Non-U.S.	122,535	59,100	210,677	97,762
Operating income	358,081	167,660	610,013	338,970
Income before income taxes	339,507	148,939	569,438	313,719
Depreciation and amortization	47,582	32,978	100,794	62,244
Assets	6,043,589	2,575,886	6,043,589	2,575,886
Liabilities	4,056,037	1,391,731	4,056,037	1,391,731
Capital expenditures	101,225	101,981	194,989	155,910

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the $700 million senior notes due 2012, $500 million senior notes due 2015, and $500 million senior notes due 2016.  Following are condensed consolidating financial statements of the company, including the guarantors.  The following statements present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis.  The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of June 30, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$30,855	$82,070	$2,480	$—	$115,405
Accounts receivable, net	473,921	1,094,934	14,367	(348,612)	1,234,610
Inventories	614,192	576,121	29,128	(17,801)	1,201,640
Other current assets	58,354	22,669	599	(5,739)	75,883
Total current assets	1,177,322	1,775,794	46,574	(372,152)	2,627,538
Property, plant and equipment, net	1,143,607	700,632	72,164	—	1,916,403
Other assets	2,888,193	1,101,392	7,004	(2,496,941)	1,499,648
Total assets	$5,209,122	$3,577,818	$125,742	$(2,869,093)	$6,043,589

Accounts payable	$437,478	$461,200	$30,560	$(156,966)	$772,272
Accrued expenses	199,471	173,492	2,305	(18,839)	356,429
Current maturities of long-term debt	266,133	675	12,807	(12,807)	266,808
Total current liabilities	903,082	635,367	45,672	(188,612)	1,395,509
Other liabilities	255,652	2,371,321	22,682	(2,271,216)	378,439
Long-term debt	2,267,884	1,901	5,673	(5,673)	2,269,785
Minority interest	—	—	—	12,304	12,304

Common stock	544	19,753	7,748	(27,501)	544
Treasury stock	(348,303)	—	—	—	(348,303)
Additional paid-in capital	583,756	117,753	46,404	(164,157)	583,756
Other accumulated comprehensive income	5,011	—	—	—	5,011
Retained earnings	1,541,496	431,723	(2,437)	(224,238)	1,746,544
Total stockholders’ equity	1,782,504	569,229	51,715	(415,896)	1,987,552
Total liabilities and stockholders’ equity	$5,209,122	$3,577,818	$125,742	$(2,869,093)	$6,043,589

			Combined	Consolidating	Total
As of December 31, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$6,327	$20,096	$2,063	$—	$28,486
Accounts receivable, net	299,940	631,410	7,810	(225,037)	714,123
Inventories	546,079	344,106	15,392	(1,179)	904,398
Other current assets	39,433	14,075	423	(4,709)	49,222
Total current assets	891,779	1,009,687	25,688	(230,925)	1,696,229

Property, plant and equipment, net	1,088,815	489,949	73,333	—	1,652,097
Other assets	2,161,734	1,224,289	15,648	(2,230,544)	1,171,127
Total assets	$4,142,328	$2,723,925	$114,669	$(2,461,469)	$4,519,453

Accounts payable	$154,047	$263,458	$16,045	$(54,701)	$378,849
Accrued expenses	161,577	74,925	111	(6,098)	230,515
Current maturities of long-term debt	294,720	442	9,807	(9,807)	295,162
Total current liabilities	610,344	338,825	25,963	(70,606)	904,526

Other liabilities	298,828	2,002,988	53,673	(2,015,479)	340,010
Long-term debt	1,734,557	126	4,637	(4,637)	1,734,683
Minority interest	—	—	—	11,038	11,038

Common stock	542	19,753	7,748	(27,501)	542
Treasury stock	(457,368)	—	—	—	(457,368)
Additional paid-in capital	553,805	117,753	25,823	(143,576)	553,805
Other accumulated comprehensive income	21	—	—	—	21
Retained earnings	1,401,599	244,480	(3,175)	(210,708)	1,432,196
Total stockholders’ equity	1,498,599	381,986	30,396	(381,785)	1,529,196
Total liabilities and stockholders’ equity	$4,142,328	$2,723,925	$114,669	$(2,461,469)	$4,519,453

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Income (in thousands)

For the three months ended,			Combined	Consolidating	Total
June 30, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	1,142,874	2,792,637	44,396	(1,575,968)	2,403,939
Costs of goods sold	866,128	2,598,870	39,999	(1,580,713)	1,924,284
Gross profit	276,746	193,767	4,397	4,745	479,655
Selling, general and administrative	68,821	55,524	2,957	(5,728)	121,574
Operating income	207,925	138,243	1,440	10,473	358,081
Interest expense, net capitalized interest	18,436	15,353	186	1,500	35,475
Other (income) expense, net	73,116	(90,170)	(56)	209	(16,901)
Income before income taxes and equity in net income of subsidiaries	116,373	213,060	1,310	8,764	339,507
Income taxes	44,222	78,141	509	6,141	129,013
	72,151	134,919	801	2,623	210,494
Equity in net income of subsidiaries	135,720	—	—	(135,720)	—
Net income (loss)	207,871	134,919	801	(133,097)	210,494

For the three months ended,			Combined	Consolidating	Total
June 30, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$700,196	$938,455	$16,434	$(743,837)	$911,248
Costs of goods sold	542,329	875,340	15,892	(738,895)	694,666
Gross profit	157,867	63,115	542	(4,942)	216,582
Selling, general and administrative	31,971	18,130	1,114	(2,293)	48,922
Operating income (loss)	125,896	44,985	(572)	(2,649)	167,660
Interest expense, net capitalized interest	5,140	2,011	182	(135)	7,198
Other (income) expense, net	60,759	(49,387)	(15)	166	11,523
Income (loss) before income taxes and equity in net income of subsidiaries	59,997	92,361	(739)	(2,680)	148,939
Income taxes	22,122	33,291	(128)	(288)	54,997
	37,875	59,070	(611)	(2,392)	93,942
Equity in net income of subsidiaries	58,459	—	—	(58,459)	—
Net income (loss)	$96,334	$59,070	$(611)	$(60,851)	$93,942

For the six months ended,			Combined	Consolidating	Total
June 30, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	2,007,943	4,874,949	78,423	(2,655,171)	4,306,144
Costs of goods sold	1,528,142	4,522,739	71,173	(2,642,874)	3,479,180
Gross profit	479,801	352,210	7,250	(12,297)	826,964
Selling, general and administrative	118,161	103,277	5,082	(9,569)	216,951
Operating income (loss)	361,640	248,933	2,168	(2,728)	610,013
Interest expense, net capitalized interest	34,959	28,644	349	1,330	65,282
Other (income) expense, net	131,511	(156,430)	(198)	410	(24,707)
Income (loss) before income taxes and equity in net income of subsidiaries	195,170	376,719	2,017	(4,468)	569,438
Income taxes	74,165	138,119	778	3,325	216,387
	121,005	238,600	1,239	(7,793)	353,051
Equity in net income of subsidiaries	239,839	—	—	(239,839)	—
Net income (loss)	360,844	238,600	1,239	(247,632)	353,051

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended,			Combined	Consolidating	Total
June 30, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,361,106	$1,742,071	$117,147	$(1,443,402)	$1,776,922
Costs of goods sold	1,040,451	1,634,006	103,362	(1,433,882)	1,343,937
Gross profit	320,655	108,065	13,785	(9,520)	432,985
Selling, general and administrative	63,243	26,013	9,550	(4,791)	94,015
Operating income (loss)	257,412	82,052	4,235	(4,729)	338,970
Interest expense, net capitalized interest	10,371	3,209	1,129	(265)	14,444
Other (income) expense, net	107,443	(96,925)	(39)	328	10,807
Income (loss) before income taxes and equity in net income of subsidiaries	139,598	175,768	3,145	(4,792)	313,719
Income taxes	52,256	63,235	1,483	639	117,613
	87,342	112,533	1,662	(5,431)	196,106
Equity in net income of subsidiaries	114,195	—	—	(114,195)	—
Net income (loss)	$201,537	$112,533	$1,662	$(119,626)	$196,106

Condensed Consolidating Statements of Cash Flow (in thousands)

For the six months ended,			Combined	Total
June 30, 2008	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	249,963	10,695	8,229	268,887
Net cash used in investing activities	(339,044)	(95,697)	(47,626)	(482,367)
Net cash provided by financing activities	113,609	146,976	39,814	300,399
Increase in cash and equivalents	24,528	61,974	417	86,919
Cash and equivalents at beginning of period	6,327	20,096	2,063	28,486
Cash and equivalents at end of period	30,855	82,070	2,480	115,405

For the six months ended,			Combined	Total
June 30, 2007	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(82,305)	$180,808	$(335)	$98,168
Net cash used in investing activities	(118,199)	(74,873)	(1,219)	(194,291)
Net cash provided by (used in) in financing activities	188,237	(110,495)	1,220	78,962
Decrease in cash and equivalents	(12,267)	(4,560)	(334)	(17,161)
Cash and equivalents at beginning of period	15,571	12,610	1,192	29,373
Cash and equivalents at end of period	$3,304	$8,050	$858	$12,212

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

Costs of Goods Sold.  Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs for our steel operations are steel scrap and ferrous resources, alloys, zinc, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials, and freight. Our metallic raw materials represent the most significant cost component of our consolidated costs of goods sold.  The primary costs related to our metals recycling and ferrous resources operations is the cost of raw materials, freight costs, and processing expenses.

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

Other Income, net Other Expense.  Other income consists of interest income earned on our cash balances and any other non-operating income activity, including gains on certain short-term investments and income from investments accounted for under the equity method of accounting. Other expense consists of any non-operating costs.

Acquisitions

On June 24, 2008, we completed the acquisition of certain assets of bankrupt Sturgis Iron & Metal, an operator of scrap yards in Indiana, Michigan and Georgia.  The assets were purchased for approximately $42.2 million in cash through bankruptcy proceedings.  The Sturgis Iron & Metal assets will be operated as a part of our wholly-owned subsidiary, OmniSource Corporation.  The company purchased the assets to continue its expansion of its metals recycling operations and expects to begin operating certain of these acquired scrap yards during the second half of 2008.

On June 9, 2008, we completed the acquisition of Recycle South, LLC, one of the largest regional, privately-held, scrap metal recycling companies in the nation.  Recycle South employs 600 people in 22 locations throughout North Carolina, South Carolina and Georgia.  Pursuant to the agreement, OmniSource (our wholly-owned subsidiary), which already owned 25% of Recycle South, acquired the remaining outstanding stock, in a transaction valued at approximately $376.3 million.  Recycle South shareholders received 3,938,000 shares of Steel Dynamics common stock and $236.6 million in cash, including transaction costs.  In addition we assumed debt of approximately $144.9 million, of which we repaid approximately $142.8 million upon the closing of the transaction.  Recycle South will operate as a wholly-owned subsidiary of

OmniSource and will continue its focus on the ferrous and nonferrous scrap processing, brokerage, and industrial scrap management needs of its customers.  Recycle South operations are included in our metals recycling and ferrous resources reporting segment.

The Techs and OmniSource acquisitions were effective July 1, 2007 and October 26, 2007, respectively; therefore, the results of these operations are not reflected in our first half 2007 results.

Second Quarter Operating Results 2008 vs. 2007

Gross Profit.  Net income was $210.5 million or $1.05 per diluted share during the second quarter of 2008 compared with $93.9 million or $.48 per diluted share during the second quarter of 2007.  When comparing the second quarter of 2008 with the second quarter of 2007, our net sales increased $1.5 billion, or 164%, to $2.4 billion.  Our gross margin percentage was 20% during the second quarter of 2008 as compared to 24% for the second quarter of 2007 and as compared to 18% on a linked-quarter basis.  Second quarter 2008 financial results include the operations from The Techs and OmniSource, which were purchased in the second half of 2007.  These operations generally elicit lower gross margins as compared to our steel manufacturing facilities due to their product offerings or production process.  The inclusion of these operations in our second quarter 2008 operating results was the primary driver of the decrease in our year-to-year gross margin percentage.

Steel Operations

	Three Months Ended		Six Months Ended		First
	June 30,		June 30,		Quarter
	2008	2007	2008	2007	2008
Shipments (net tons)
Flat Roll Division	706,281	579,490	1,391,601	1,191,599	685,320
Structural and Rail Division	286,150	309,601	585,837	593,477	299,687
Engineered Bar Products Division	145,085	131,976	293,033	274,335	147,948
Roanoke Bar Division	136,582	140,399	287,950	311,010	151,368
Steel of West Virginia	80,334	70,946	156,058	145,433	75,724
The Techs	262,908	—	524,919	—	262,011
Total shipments	1,617,340	1,232,412	3,239,398	2,515,854	1,622,058
Intercompany	(124,128)	(117,026)	(254,813)	(237,923)	(130,685)
External shipments	1,493,212	1,115,386	2,984,585	2,277,931	1,491,373

Steel operations accounted for 63% and 87% of our consolidated external net sales and 79% and 94% of our combined segment operating income (excluding “All Other” and “Eliminations” segments), during the second quarter of 2008 and 2007, respectively.  Our steel operations’ second quarter 2008 average selling price per ton shipped increased $315 per ton when compared to the second quarter of 2007 and $229 per ton compared with the first quarter of 2008.  Shipments increased 385,000 tons, or 31%, to 1.6 million tons, when comparing the second quarter of 2008 with same period in 2007. The increase in shipments was primarily due to increased shipments of 127,000 tons at our Flat Roll Division and to the inclusion of 263,000 tons from The Techs, which was newly acquired in July 2007.  Demand for our structural steel and bar products has remained strong during the first part of 2008 and based on several factors, including current order entry activity, we anticipate this to remain the case for much of the year.  In addition, the flat rolled steel markets have strengthened considerably during the year due to supply-side demand factors.  The primary customers for flat rolled products are intermediary steel service centers.  Service center inventory levels were at two-year lows at the end of 2007 and remain at lower relative levels during 2008 so far.  This coupled with a lack of significant import activity has encouraged increased demand for flat rolled steels.

During the first six months of 2008, the volume of steel products imported into the United States decreased for certain products.  We believe import volumes could remain at lower levels in the short term as a result of stronger global demand, a weak dollar, and high transportation costs; however, import activity is difficult to forecast.  Currently, we anticipate an increase in our third quarter average selling values; however, we believe this increase in pricing may be partially offset by an expected increase in our costs of steel scrap consumed.

Steel Operations

Average Quarterly Selling Price

Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost.  Our metallic raw material cost per net ton consumed increased $181 during the second quarter of 2008 as compared to the second quarter of 2007 and increased $144 on a linked-quarter basis. During the second quarter of 2008 and 2007, respectively, our metallic raw material costs represented 57% and 61% of our total manufacturing costs in the steel operations segment, excluding the operations of The Techs.  These costs represented 38% and 58% of our consolidated manufacturing costs during the second quarter of 2008 and 2007, respectively.  This percentage decrease is due to the change in composition of our manufacturing cost structure due to the addition of OmniSource and The Techs during 2007.  We anticipate our cost of steel scrap consumed to remain relatively level in the third quarter as a result of the current cost of commodities consumed and existing inventory levels.

Steel Fabrication Operations

Fabrication operations accounted for 4% and 10% of our consolidated external net sales and 1% and 4% of our combined segment operating income (excluding “All Other” and “Eliminations” segments), during the second quarter of 2008 and 2007, respectively.  Revenues from our five plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry.  Shipments increased approximately 7,000 tons to approximately 76,000 tons during the second quarter of 2008 compared to the second quarter of 2007.  However, the average selling value decreased $40 per ton to $1,227 compared with the second quarter of 2007.  In addition, the cost of steel used in the production process (the segment’s largest single cost of production) increased during the second quarter, resulting in decreased margins for this segment of our business.   We are currently experiencing weakened demand for the products provided by our fabrication operations due to the general continued decline in non-residential construction fostered in part by the tightening credit markets coupled with the weakened U.S. economy.

Fabrication Operations

Average Quarterly Selling Price

Metals Recycling and Ferrous Resources Operations

	Three Months Ended		Six Months Ended		First
	June 30,		June 30,		Quarter
	2008	2007	2008	2007	2008
Metals Recycling and Ferrous Resources
Shipments (net tons)
Ferrous	1,506,902	116,000	2,898,284	150,841	1,391,382
Scrap substitute	66,727	60,846	134,721	124,239	67,994
Total shipments	1,573,629	176,846	3,033,005	275,080	1,459,376
Intercompany	(720,844)	(153,779)	(1,252,730)	(256,193)	(531,886)
External shipments	852,785	23,067	1,780,275	18,887	927,490

Non-ferrous (pounds)	254,147,156	—	492,935,090	—	238,787,934

Metals recycling and ferrous resources operations accounted for 31% and 2% of our consolidated external net sales and 19% and 2% of our combined segment operating income (excluding “All Other” and “Eliminations” segments), during the second quarter of 2008 and 2007, respectively.  Our steel scrap operations primarily engage in the brokerage, collection and processing of ferrous and non-ferrous metals for resale to steel companies, brokers and other metals processors.  We acquired OmniSource in October 2007; therefore, our second quarter 2008 results are significantly higher than our results for the same period in 2007.  During the second quarter of 2008, the metals recycling and ferrous resources segment recorded shipments of 1.6 million tons of ferrous and scrap substitute materials, in addition to approximately 254 million pounds of non-ferrous material.

The results of the metals recycling and ferrous resources operations include the consolidated results of Recycle South beginning June 9, 2008.

Given the increase in global demand for commodity products, including ferrous and non-ferrous materials, in addition to our believed decrease in the availability of domestic ferrous materials due the decrease in industrial generation of ferrous scrap, we are currently experiencing a tightening of availability and therefore increase in costs for ferrous materials.  The industry is experiencing record high levels of exporting of ferrous materials and record level pricing.  A portion of our non-ferrous sales are within the Asian markets.  We anticipate relatively level ferrous material costs throughout the third quarter of 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $121.6 million during the second quarter of 2008, as compared to $48.9 million during the same period in 2007, an increase of $72.7 million.  During the second quarter of 2008 and 2007 our selling, general and administrative expenses, including profit sharing and amortization expense, represented 5% of our total net sales.   The additional total costs in selling, general and administrative expenses in the second quarter of 2008 compared to the second quarter of 2007 primarily relate to additional costs related to the newly acquired operations of The Techs (acquired July 2007) and OmniSource (acquired October 2007).

We also had additional costs related to the amortization of certain intangible assets related to the above acquisitions.  During the second quarter of 2008 and 2007, respectively, we recorded amortization of intangible assets of $8.1 million and $3.4 million, respectively.   We anticipate amortization of intangibles to be approximately $10.4 million per quarter for the remainder of 2008.

Interest Expense, net Capitalized Interest.  During the second quarter of 2008, gross interest expense increased $31.8 million to $41.0 million and capitalized interest increased $3.6 million to $5.5 million when compared to the same period in 2007.  The increase in gross interest expense for the second quarter of 2008 compared to the second quarter of 2007 is a result of increased borrowings for, among other things, acquisitions and capital outlays for our expansion projects.  Our effective interest rate was 6.6% and 7.7% during the second quarter of 2008 and 2007, respectively.  The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities primarily at our Flat Roll and Structural and Rail divisions.  We currently anticipate gross interest expense to increase somewhat during the remainder of 2008 as we have issued $500 million of 7¾ % senior notes during April 2008.

Other Income, net Other Expense.  Other income, net other expense was $16.9 million during the second quarter of 2008 as compared to net expense of $11.5 million during the same period in 2007.  During 2008, other income of $14.9 million was attributable to earnings from investments in scrap procurement and processing entities which were accounted for under the equity method of accounting.  As of the date of its acquisition, Recycle South will no longer be included in these earnings. During 2007, other income was offset by $7.1 million of expense related to the call premium associated with the redemption of our 9 ½% notes and the termination of a related fixed-to-floating interest rate swap which resulted in a $5.0 million loss on hedging activities.

Income Taxes.  During the second quarter of 2008, our income tax provision was $129.0 million as compared to $55.0 million during the same period in 2007.  Our effective income tax rate was 38.0% and 36.9% during the second quarters of 2008 and 2007, respectively.

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

Included in the balance of unrecognized tax benefits at June 30, 2008 are potential benefits of $29.7 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During the six-month period ended June 30, 2008, we recognized interest of $434,000, net of tax, and penalties of $107,000.  At June 30, 2008, we had $6.5 million accrued for the payment of interest and penalties.

First Half Operating Results 2008 vs. 2007

Net income was $353.1 million or $1.77 per diluted share during the first half of 2008, compared with $196.1 million or $.98 per diluted share during the first half of 2007.

Gross Profit.    During the first half of 2008, our net sales increased $2.5 billion, or 142%, to $4.3 billion, and our consolidated shipments increased 2.8 million tons, or 111%, to 5.3 million tons, compared with the first half of 2007.  The increase in shipments was due primarily to the inclusion of The Techs, acquired in July 2007, and OmniSource, acquired in October 2007. Our gross margin percentage was 19% during the first half of 2008 as compared to 24% during the first half of 2007.                First half 2008 financial results include the operations from The Techs and OmniSource.  These operations generally elicit lower gross margins as compared to our steel manufacturing facilities due to their product offerings or production process.  The inclusion of these operations in our 2008 operating results was the primary driver of the decrease in our year-to-year gross margin percentage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $217.0 million during the first half of 2008, as compared to $94.0 million during the same period in 2007, an increase of $122.9 million, or 131%.  During both the first half of 2008 and 2007, selling, general and administrative expenses represented approximately 5% of net sales. The additional total costs in selling, general and administrative expenses in the first half of 2008 compared to the first half of 2007 primarily relate to additional costs related to the newly acquired operations of The Techs and OmniSource.

Interest Expense, net Capitalized Interest.  During the first half of 2008, gross interest expense increased $58.1 million, or 327%, to $75.8 million and capitalized interest increased $7.2 million to $10.5 million as compared to the same period in 2007.  The increase in gross interest expense for the first half of 2008 compared to the first half of 2007 is a result of increased borrowings for, among other things, acquisitions, company stock repurchases, and capital outlays for our expansion projects. The interest capitalization that occurred during these periods primarily resulted from the interest required to be capitalized with respect to construction activities at our Flat Roll and Structural and Rail divisions.

Other Income, net Other Expense.  Other income, net other expense was $24.7 million during the first half of 2008, as compared to net expense of $10.8 million during the same period in 2007.   During 2008, other income of $21.6 million was attributable to earnings from investments in scrap procurement and processing entities which were accounted for under the equity method of accounting. As of the date of its acquisition, Recycle South will no longer be included in these earnings. During 2007, other income was offset by $7.1 million of expense related to the call premium associated with the redemption of our 9 ½% notes and the termination of a related fixed-to-floating interest rate swap which resulted in a $5.0 million loss on hedging activities.

Income Taxes.  During the first half of 2008, our income tax provision was $216.4 million, as compared to $117.6 million during the same period in 2007.  During the first half of 2008 and 2007 our effective income tax rates were 38.0% and 37.5%, respectively.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements, and principal and interest payments related to our outstanding indebtedness. Historically, we have met these liquidity requirements with cash provided by operations, equity offerings, long-term borrowings, and state and local grants.

Working Capital.  During the first half of 2008, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals, increased $298.4 million to $1.3 billion compared to December 31, 2007.  Trade receivables increased $520.5 million or 73% during the first half of 2008 to $1.2 billion, of which approximately 97% were current or less than 60 days past due.  Of this increase in trade receivables, $123.0 million was the result of the acquisition of Recycle South. Our largest customer is an affiliated company, Heidtman Steel, which represented 6% of our outstanding trade receivables at June 30, 2008 and December 31, 2007.

Our trade payables and general accruals increased $490.7 million, or 93%, during the first half of 2008.  Of this increase in trade payables and general accruals, $46.9 million was the result of the acquisition of Recycle South. The dollar value of our raw materials, primarily steel scrap inventories, increased by approximately $195.4 million in comparing the second quarter of 2008 with the fourth quarter of 2007; likewise, the value of our finished goods inventory increased by approximately $63.5 million over the same periods.  During the first half of 2008 our total inventories increased $297.2 million, or 33%, to $1.2 billion.  Of this increase in total inventories, $76.7 million was the result of the acquisition of Recycle South.

Capital Expenditures.  During the first half of 2008, we invested $195.0 million in property, plant and equipment, of which $69.1 million or 35% related to the addition of a second rolling mill and second caster at our Structural and Rail Division, approximately $32.8 million related to OmniSource operations and approximately $29.4 million related to construction at Mesabi Nugget, our planned iron manufacturing facility.   The remaining capital expenditures represented improvement projects at our other facilities.  We believe these capital investments will increase our net sales and related cash flows as each project develops.

Capital Resources and Long–term Debt.   During the first half of 2008, our total outstanding debt increased $506.7 million to $2.5 billion.  Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities divided by the sum of our long-term debt and our total stockholders’ equity, was 56% and 57% at June 30, 2008 and December 31, 2007, respectively.  At June 30, 2008, there were outstanding borrowings of $201.0 million under our $874 million senior secured revolver and $600.4 million outstanding under our term A loan.

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

During April 2008, we issued $500 million of 7¾% senior notes due April 2016.  The net proceeds were used to repay amounts outstanding under our senior secured revolving credit facility and for general corporate purposes.

During the first half of 2008, holders of our subordinated convertible 4% notes converted $21.3 million of the notes to Steel Dynamics common stock, resulting in the issuance of 5.0 million shares of the company’s treasury stock.  As of June30, 2008 there were 3.8 million shares still available for conversion pursuant to these notes.

Common Stock Purchases.  During the first half of 2008, we purchased 2.0 million shares of our common stock in open market trades at an average purchase price of $23.24 per share.  As of June 30, 2008, 3.9 million shares remain authorized and available for purchase. On July 29, 2008, our board of directors authorized an increase of 5.0 million shares to our existing share repurchase program.

Cash Dividends.  During the second quarter of 2008, our board of directors approved a $0.10 per common share regular quarterly cash dividend. The dividend was payable to shareholders of record at the close of business on June 30, 2008 and was paid on July 11, 2008.  We anticipate continuing comparable quarterly cash dividends throughout 2008.  The determination to pay cash dividends in the future will be at the discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs, and growth plans.  In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.  In the normal course of business we are exposed to interest rate changes.  Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our borrowings.  We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage.  A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions.  At June 30, 2008, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

During April 2008, we issued $500 million of 7¾% senior notes due April 2016.  The net proceeds were used to repay amounts outstanding under our senior secured revolving credit facility and for general corporate purposes.

Commodity Risk.  In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas, and alloys.  Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.  Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities.  Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to two years for physical commodity requirements and for up to 15 years for commodity transportation requirements..  Historically, we have fully utilized all such “take or pay” requirements, and we believe that our future production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.  At June 30, 2008, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as we use that term and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon current knowledge, including discussions with legal counsel, the company believes that the results of any threatened or pending litigation will not have a material effect on the company’s financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS.

No material changes have occurred to the indicated risk factors as disclosed in our 2007 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Following are the results of matters submitted to a vote of shareholders at the Steel Dynamics Annual Shareholders Meeting held

May 22, 2008.

•                  With respect to Proposal No. 1 in our Proxy Statement (Election of Directors):

Director	Shares Voted For	Shares Voted Against or Withheld.
Keith E. Busse	145,053,924	16,971,192
Mark D. Millett	144,504,154	17,520,962
Richard P. Teets, Jr.	144,483,681	17,541,434
John C. Bates	138,440,584	23,584,532
Dr. Frank D. Byrne	148,904,482	13,120,634
Paul B. Edgerley	159,941,311	2,083,804
Richard J. Freeland	148,805,765	13,219,350
Dr. Jürgen Kolb	154,068,037	7,957,078
James C. Marcuccilli	148,913,950	13,111,166
Daniel M. Rifkin	147,933,232	14,091,883
Joseph D. Ruffolo	150,194,446	11,830,669

•                  With respect to Proposal No. 2 in our Proxy Statement (Approval of Ernst & Young LLP as Auditors for the Year 2008), Ernst & Young LLP was approved as our independent auditors for the year 2008:

Shares Voted For	160,211,199
Shares Voted Against	1,791,411
Abstentions	22,505

•                  With respect to Proposal No. 3 in our Proxy Statement (Approval of Steel Dynamics, Inc. 2008 Executive Incentive Compensation Plan):

Shares Voted For	112,917,568
Shares Voted Against	17,071,888
Abstentions	981,733

•                  With respect to Proposal No. 4 in our Proxy Statement (Approval of an Amendment to our Amended and Restated Articles of Incorporation to Increase our Authorized Common Stock from 400,000,000 Shares to 900,000,000 Shares):

Shares Voted For	117,229,019
Shares Voted Against	44,694,076
Abstentions	102,019

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

August 8, 2008

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer