Form 10-Q
period 2008-09-30
STEEL DYNAMICS INC
filed 2008-11-07
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of November 3, 2008, Registrant had 181,691,718 outstanding shares of common stock.

STEEL DYNAMICS, INC.

PART I.  Financial Information

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and equivalents	$22,135	$28,486
Accounts receivable, net	1,032,734	670,020
Accounts receivable-related parties	89,914	44,103
Inventories	1,356,992	904,398
Deferred income taxes	12,023	10,427
Other current assets	61,977	38,795
Total current assets	2,575,775	1,696,229

Property, plant and equipment, net	1,997,495	1,652,097

Restricted cash	7,679	11,945
Intangible assets, net	625,537	514,547
Goodwill	781,555	510,983
Other assets	66,838	133,652
Total assets	$6,054,879	$4,519,453

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$644,263	$358,921
Accounts payable-related parties	8,532	19,928
Income taxes payable	31,614	25,870
Accrued expenses	274,886	150,687
Accrued profit sharing	75,212	53,958
Senior secured revolving credit facility, due 2012	575,000	239,000
Current maturities of long-term debt	65,203	56,162
Total current liabilities	1,674,710	904,526

Long-term debt
Senior secured term A loan, due 2012	519,900	481,250
7 3/8% senior notes, due 2012	700,000	700,000
6 ¾% senior notes, due 2015	500,000	500,000
7 ¾% senior notes, due 2016	500,000	—
4.0% convertible subordinated notes	—	37,250
Other long-term debt	15,884	16,183
	2,235,784	1,734,683

Deferred income taxes	333,025	301,470
Minority interest	8,939	11,038
Other liabilities	63,027	38,540

Commitments and contingencies

Stockholders’ equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 218,636,669 and 217,770,922 shares issued; and 183,115,409 and 190,324,402 shares outstanding, as of September 30, 2008 and December 31, 2007, respectively	544	542
Treasury stock, at cost; 35,521,260 and 27,446,520 shares, as of September 30, 2008 and December 31, 2007, respectively	(720,835)	(457,368)
Additional paid-in capital	538,445	553,805
Other accumulated comprehensive income	—	21
Retained earnings	1,921,240	1,432,196
Total stockholders’ equity	1,739,394	1,529,196
Total liabilities and stockholders’ equity	$6,054,879	$4,519,453

Note:  All prior period share data has been adjusted to reflect the company’s two-for-one stock split effective March 2008.

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales
Unrelated parties	$2,479,655	$1,104,076	$6,582,741	$2,779,114
Related parties	84,288	52,517	287,346	154,401
Total net sales	2,563,943	1,156,593	6,870,087	2,933,515

Costs of goods sold	2,118,737	928,142	5,597,917	2,272,079
Gross profit	445,206	228,451	1,272,170	661,436

Selling, general and administrative expenses	67,459	37,670	219,355	98,242
Profit sharing	30,800	14,699	76,204	43,740
Amortization of intangible assets	10,765	2,155	30,416	6,556
Total selling, general and administrative expenses	109,024	54,524	325,975	148,538

Operating income	336,182	173,927	946,195	512,898

Interest expense, net capitalized interest	37,446	14,602	102,728	29,048
Other (income) expense, net	(8,342)	(602)	(33,048)	10,205
Income before income taxes	307,078	159,927	876,515	473,645

Income taxes	114,070	59,336	330,456	176,949

Net income	$193,008	$100,591	$546,059	$296,696

Basic earnings per share	$.99	$.56	$2.85	$1.59

Weighted average common shares outstanding	195,347	179,481	191,579	186,324

Diluted earnings per share, including the effect of assumed conversions	$.98	$.53	$2.75	$1.51

Weighted average common shares and share equivalents outstanding	196,859	189,858	198,840	196,898

Dividends declared per share	$.10	$.075	$.30	$.225

Note:  All prior period share data has been adjusted to reflect the company’s two-for-one stock split effective March 2008.

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating activities:
Net income	$193,008	$100,591	$546,059	$296,696

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,359	33,853	156,153	96,096
Unamortized bond premium	—	—	—	(3,350)
Equity-based compensation	3,293	1,817	9,976	6,218
Deferred income taxes	(2,047)	(562)	(9,893)	(1,679)
(Gain) loss on disposal of property, plant and equipment	27	99	(208)	179
Minority interest	(3,365)	107	(2,099)	(448)
Changes in certain assets and liabilities:
Accounts receivable	89,664	12,544	(307,540)	(21,204)
Inventories	(135,430)	35,212	(353,125)	(118,514)
Other assets	(33,670)	(3,022)	(46,719)	(21,521)
Accounts payable	(133,911)	29,784	230,269	100,594
Income taxes payable	(32,114)	5,374	5,743	1,242
Accrued expenses	76,421	34,402	117,507	14,058
Net cash provided by operating activities	77,235	250,199	346,123	348,367

Investing activities:
Purchases of property, plant and equipment	(115,636)	(99,935)	(310,625)	(255,845)
Acquisition of businesses, net of cash acquired	—	(373,407)	(271,159)	(411,626)
Purchases of securities	—	—	(20,373)	—
Sales of securities	32,533	—	32,758	—
Other investing activities	(1,753)	169	2,176	7
Net cash used in investing activities	(84,856)	(473,173)	(567,223)	(667,464)

Financing activities:
Issuance of current and long-term debt	1,186,000	798,000	2,190,900	1,795,000
Repayment of current and long-term debt	(814,665)	(366,230)	(1,449,820)	(1,028,387)
Debt issuance costs	(28)	(2,603)	(7,544)	(10,591)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	2,029	4,113	19,483	20,260
Purchase of treasury stock	(439,166)	(197,867)	(485,293)	(433,183)
Dividends paid	(19,819)	(13,840)	(52,977)	(42,564)
Net cash provided by (used in) financing activities	(85,649)	221,573	214,749	300,535

Decrease in cash and equivalents	(93,270)	(1,401)	(6,351)	(18,562)
Cash and equivalents at beginning of period	115,405	12,212	28,486	29,373

Cash and equivalents at end of period	$22,135	$10,811	$22,135	$10,811

Supplemental disclosure information:
Cash paid for interest	$7,982	$4,563	$76,701	$22,921
Cash paid for federal and state income taxes	$153,938	$51,236	$315,847	$183,521

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The Techs was acquired in July 2007 and operates three galvanizing lines specializing in the galvanizing of specific types of flat-rolled steels in non-automotive applications. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 53%, and 86% of the company’s net sales during the three-month periods ended September 30, 2008 and 2007, respectively and approximately 55% and 85% during the nine-month periods ended September 30, 2008 and 2007, respectively.

Fabrication Operations.  Fabrication operations include the company’s New Millennium Building Systems plants located throughout the eastern United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Fabrication operations accounted for approximately 4% and 8% of the company’s net sales during the three-month periods ended September 30, 2008 and 2007, respectively and approximately 3% and 8% during the nine-month periods ended September 30, 2008 and 2007, respectively.

Metals Recycling and Ferrous Resources Operations. This segment includes Iron Dynamics and the company’s steel scrap procurement and processing locations, including OmniSource Corporation (OmniSource) operations, which were acquired on October 26, 2007 and Recycle South, LLC (Recycle South) operations which were acquired on June 9, 2008 (See Note 2). In addition, the impact related to the construction of the Mesabi Nugget iron-making facility in Hoyt Lakes, Minnesota are also included in this segment.  Metals recycling and ferrous resources operations accounted for approximately 42% and 5% of the company’s net sales during the three-month periods ended September 30, 2008 and 2007, respectively and approximately 40% and 5% during the nine-month periods ended September 30, 2008 and 2007, respectively.

Principles of Consolidation. The consolidated financial statements include the accounts of Steel Dynamics, Inc. (SDI), together with its subsidiaries, after elimination of significant intercompany accounts and transactions.  Minority interest represents the minority shareholders’ proportionate share in the equity or income of the company’s consolidated subsidiaries.

Uncertain Tax Positions.   The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) completed an examination of the company’s federal income tax returns for 1997 through 2001 in the third quarter of 2007. The final examination adjustments did not result in a material change to the company’s financial position or results of operations. The state of Indiana completed its examination of the calendar years 2000 through 2005 during the third quarter of 2008.  The total tax paid on October 1, 2008, to settle the examination was $20.7 million and was included in the balance of the unrecognized tax benefits at September 30, 2008.  The additional tax settlement related primarily to the deductibility of intercompany royalty and interest payments.  Indiana did not assess any interest or penalties.  With few exceptions the company is no longer subject to federal, state and local income tax examinations by tax authorities for the years ended before 2004.

Included in the balance of unrecognized tax benefits at September 30, 2008 are potential benefits of $50.8 million that, if recognized, would decrease the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the nine-month period ended September 30, 2008, the company recognized interest income of $394,000, net of tax, and penalties of $142,000 on all uncertain tax positions.  At September 30, 2008, the company had $5.2 million accrued for the payment of interest and penalties.

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

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income.  The components of comprehensive income are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$193,008	$100,591	$546,059	$296,696
Reversal of unrealized gain upon sale of available-for-sale securities, net of tax	(5,011)	—	(21)	—
Comprehensive income	$187,997	$100,591	$546,038	$296,696

Other accumulated comprehensive income consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Unrealized gain on available-for-sale securities	$—	$21
Tax effect	—	—
Total other accumulated comprehensive income	$—	$21

Recent Accounting Pronouncements.

FASB Statement No. 159.  In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure, on an item-by-item basis, specific financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  The provisions of this statement are required to be applied prospectively.  The company adopted FAS 159 January 1, 2008, and there was no significant impact to the company’s financial statements from the adoption.

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

Note 2.  Acquisitions.

Sturgis Iron & Metal Acquisition

On June 24, 2008, the company completed the acquisition of certain assets of Sturgis Iron & Metal, an operator of scrap collection and processing locations in Indiana, Michigan and Georgia.  The assets were purchased for approximately $43.4 million in cash through bankruptcy proceedings and will be operated as a part of the company’s wholly-owned subsidiary, OmniSource Corporation.  The company purchased the assets to continue its expansion of its metals recycling operations and have begun operating three of the acquired locations.

Recycle South Acquisition

On June 9, 2008, the company completed its acquisition of Recycle South, one of the nation’s largest, privately-held, regional scrap metal recycling companies, headquartered in Spartanburg, South Carolina.  OmniSource (which already owned 25% of Recycle South), acquired the remaining 75% equity interest for a purchase price of approximately $376.3 million.  The company paid approximately $236.6 million in cash, including transaction costs, and issued 3,938,000 shares of Steel Dynamics, Inc. common stock valued at approximately $139.8 million.  In addition, the company assumed approximately $144.9 million of net debt, of which approximately $142.8 million was repaid upon the closing of the acquisition. The cash portion of the acquisition was funded from the company’s cash on hand which included proceeds from the issuance of the $500 million 7¾% senior notes due April 2016, which were issued in April 2008.  The company valued the common stock issued at $35.49 per share based on the average stock price of the company’s common stock during the two days before and after the date the acquisition agreement was agreed to and announced (May 8, 2008).

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The company purchased Recycle South to expand its metals recycling business. Recycle South will provide a significant presence in the southeastern United States through its 22 locations within North Carolina, South Carolina and Georgia.  Recycle South’s consolidated operating results have been reflected in the company’s financial statements since June 9, 2008, the effective date of the acquisition, in the metals recycling and ferrous resources reporting segment.

The aggregate purchase price of $376.3 million for the remaining 75% equity interest in Recycle South, combined with the recently acquired 25% interest through the OmniSource acquisition, results in a total purchase price of $501.8 million.  The following initial allocation of the total purchase price is preliminary.  The following is subject to adjustments based on further determination of actual acquisition costs and the fair values, lives, and amortization methods of the acquired assets, assumed liabilities and identifiable intangible assets (in thousands):

Current assets	$212,599
Property, plant & equipment, net	93,949
Intangible assets	155,000
Goodwill	271,785
Other assets	1,902
Total assets acquired	735,235

Current liabilities, excluding debt	88,492
Debt	144,947
Total liabilities assumed	233,439

Net assets acquired	$501,796

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
	$155,000

The company utilizes an accelerated amortization methodology so as to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed.  The related aggregate amortization expense recognized for the nine-month period ended September 30, 2008 was $2.5 million.  The estimated intangible asset amortization expense related to the total acquisition of Recycle South for the next five years and thereafter follows (in thousands):

2008 (including January 1 to September 30)	$5,005
2009	10,049
2010	9,135
2011	8,461
2012	7,785
Thereafter	68,065
Total	$108,500

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

The aggregate purchase price of $904.1 million was preliminarily allocated to the opening balance sheet of OmniSource at October 26, 2007, the date of the acquisition.  During the first nine months of 2008, the company adjusted the initial purchase price allocation to reflect additional refinement in the valuation of the acquisition.  The following purchase price allocation is preliminary and based on estimated acquisition costs and the fair

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

value and lives of the acquired assets, assumed liabilities and identifiable intangible assets (in thousands):

September 30, 2008
Current assets	$485,909
Property, plant & equipment, net	220,105
Intangible assets	305,000
Goodwill	319,285
Other assets	111,403
Total assets acquired	1,441,702

Current liabilities, excluding debt	275,956
Debt	210,797
Other liabilities	50,847
Total liabilities assumed	537,600
Net assets acquired	$904,102

Goodwill and intangible assets of $316.1 million and $305.0 million, respectively, were recorded as a result of the acquisition. The goodwill is deductible for tax purposes.  In addition, goodwill recorded for tax purposes is $103.6 million greater than goodwill recorded for financial statement purposes.  For tax purposes, the excess tax-goodwill is being amortized over a 15-year period, and the resulting tax benefit recorded as a reduction to goodwill recorded for financial statement purposes.  The identifiable intangible assets related to the acquisition consisted of the following (in thousands):

	Amount	Useful Life
Customer relationships	$54,000	10 years
Scrap generator relationships	143,000	25 years
Trademarks	108,000	Indefinite
	$305,000

The company utilizes an accelerated amortization methodology so as to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed.  The related aggregate amortization expense recognized for the three and nine-month periods ended September 30, 2008 was $4.5 and $14.4 million, respectively.  The estimated intangible asset amortization expense related to the OmniSource transaction for the next five years and thereafter follows (in thousands):

2008 (including January 1 to September 30)	$18,934
2009	17,773
2010	16,206
2011	15,004
2012	13,878
Thereafter	113,205
Total	$195,000

Unaudited Pro Forma Information.  The following unaudited pro forma information is presented below as if the acquisitions of Recycle South (effective on June 9, 2008) and OmniSource (effective on October 26, 2007) had occurred as of January 1, 2007 related to both OmniSource and Recycle South, and January 1, 2008 related to Recycle South (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$2,563,943	$1,777,471	$7,243,746	$4,877,952
Net income	193,008	107,739	569,135	331,747

Basic earnings per share	$.99	$.53	$2.93	$1.58
Diluted earnings per share	.98	.51	2.83	1.51

The information presented above is for information purposes only and is not necessarily indicative of the actual results that could have occurred had the acquisitions been consummated at January 1, 2007 or 2008, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company.  The pro forma results reflect the inclusion of the acquired operations of Recycle South for the nine month period ended September 30, 2008 and the three and nine-month periods ended September 30, 2007, and OmniSource for the three and nine-month periods ended September 30, 2007. The actual results of Recycle South for the three-month period ended September 30, 2008 and OmniSource for the three and nine-month periods ended September 30, 2008 are included in the consolidated results of the company.

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3.  Earnings Per Share

The company computes and presents earnings per common share in accordance with FASB Statement No. 128, Earnings Per Share.  Basic earnings per share is based on the weighted average shares of common stock outstanding during the period.  Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period.  Common share equivalents represent dilutive stock options and dilutive shares related to the company’s convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income (in thousands, except per share data):

	Three Months Ended September 30,
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$193,008	195,347	$.99	$100,591	179,481	$.56
Dilutive stock option effect	—	978		—	1,595
Convertible subordinated 4.0% notes	13	534		215	8,782
Diluted earnings per share	$193,021	196,859	$.98	$100,806	189,858	$.53

	Nine Months Ended September 30,
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$546,059	191,579	$2.85	$296,696	186,324	$1.59
Dilutive stock option effect	—	1,370		—	1,766
Convertible subordinated 4.0% notes	429	5,891		642	8,808
Diluted earnings per share	$546,488	198,840	$2.75	$297,338	196,898	$1.51

During the three and nine-month periods ended September 30, 2008, holders of the company’s convertible subordinated 4.0% notes converted $16.0 million and $37.3 million of the notes to Steel Dynamics common stock, resulting in the issuance of 3.8 million and 8.8 million shares of the company’s treasury stock, respectively.  As of September 30, 2008, all of the company’s convertible subordinated 4.0% notes have been converted.

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

During April 2008, the company issued $500 million of 7¾% senior notes due April 2016.  The net proceeds were used to repay amounts outstanding under the company’s senior secured revolving credit facility and for general corporate purposes, including the acquisition of Recycle South as described in Note 2.

Note 5.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventory consisted of the following, of which all ferrous materials residing at both the steel and metals recycling operations are included in raw materials (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$721,169	$461,194
Supplies	209,560	175,052
Work-in-progress	120,260	72,518
Finished goods	306,003	195,634
Total inventories	$1,356,992	$904,398

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Fair Value Measurements

Effective January 1, 2008, the company adopted FASB Statement No. 157 (FAS 157), Fair Value Measurements, which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, FAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  The adoption of this statement had an immaterial impact on the company’s financial statements.  FAS 157 defines levels within the hierarchy as follows:

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

In February 2008, the FASB issued FSP 157-2, which delays the effective date FAS 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The company is currently evaluating the potential impact that the application of FSP 157-2 will have on its financial statements.  The following table sets forth financial assets and liabilities measured at fair value in the consolidated statement of financial position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2008 (in thousands):

	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2,426	$2,426	$—	$—
Commodity futures	17,228	—	17,228	—
Financial assets	$19,654	2,426	17,228	$—
Commodity futures-Financial liabilities	$20,962	$—	$20,962	$—

Note 7.  Commitments and Contingencies

On February 1, 2008, the company was served with a complaint by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand.  The complaint alleges that the company, which performed certain consulting services for a management company formed to assist a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998, caused NSM’s start-up efforts to fail by falsely and fraudulently expressing its opinion that there were certain equipment and design issues that needed to be addressed.  The complaint alleges damages in excess of $1.1 billion.  The company believes that the allegations and claims set forth in the complaint are without merit and accordingly has not accrued a liability for this complaint.  On April 30, 2008, the company filed a Motion to Dismiss the entire lawsuit.  The Motion to Dismiss has been fully briefed and is awaiting a ruling from the Court.

On September 17, 2008, Steel Dynamics, Inc. was served with a class action antitrust complaint alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against Steel Dynamics and eight other steel manufacturing companies.  The Complaint, filed in the United States District Court for the Northern District of Illinois in Chicago, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products.  Since the original filing, six additional lawsuits, each of them materially similar to the original, have been filed in the same federal court, each of them likewise seeking similar class certification.  All but one of the Complaints purport to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and the present.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products from the defendants within the same time period.  All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  Although the company believes that the lawsuits are without merit and plans to aggressively defend these actions, the company cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

Note 8.  Segment Information

The company has three reportable segments: steel operations, fabrication operations, and metals recycling and ferrous resources operations (formerly steel scrap and scrap substitute).  These operations are described in Note 1 to the financial statements.  Revenues included in the category “All Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further processing, slitting, and sale of certain steel products and the resale of certain secondary and excess steel products.  In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior notes, convertible subordinated notes, certain other investments, and certain profit sharing expenses.

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

For the three months ended,		Steel Fabrication	Metals Recycling /
September 30, 2008	Steel Operations	Operations	Ferrous Resources	Other	Eliminations	Consolidated

Net Sales
External	$1,436,195	$110,084	$788,205	$32,630	$—	$2,367,114
External Non-U.S.	115,463	—	81,297	69	—	196,829
Other segments	112,294	442	469,345	436	(582,517)	—
	1,663,952	110,526	1,338,847	33,135	(582,517)	2,563,943
Operating income (loss)	278,300	4,430	95,830	(61,618)	19,240	336,182
Income (loss) before income taxes	261,961	2,318	82,351	(58,792)	19,240	307,078
Depreciation and amortization	27,798	1,919	24,340	1,302	—	55,359
Capital expenditures	54,679	911	59,608	438	—	115,636
As of September 30, 2008
Assets	3,098,925	283,356	2,484,008	344,398	(155,808)	6,054,879
Liabilities	510,370	15,396	360,374	3,547,089	(117,744)	4,315,485

For the three months ended,		Steel Fabrication	Metals Recycling /
September 30, 2007	Steel Operations	Operations	Ferrous Resources	Other	Eliminations	Consolidated

Net Sales
External	$944,637	$97,900	$18,895	$20,200	$—	$1,081,632
External Non-U.S.	74,695	—	—	266	—	74,961
Other segments	76,656	14,173	38,427	409	(129,665)	—
	1,095,988	112,073	57,322	20,875	(129,665)	1,156,593
Operating income (loss)	189,283	6,868	4,602	(24,558)	(2,268)	173,927
Income (loss) before income taxes	174,666	7,525	4,569	(24,533)	(2,300)	159,927
Depreciation and amortization	28,279	1,644	2,310	1,620	—	33,853
Capital expenditures	71,043	15,549	4,635	8,708	—	99,935
As of September 30, 2007
Assets	2,552,072	234,729	218,016	107,215	(16,731)	3,095,301
Liabilities	372,556	24,634	12,780	1,647,137	(41,765)	2,015,342

For the nine months ended,		Steel Fabrication	Metals Recycling /
September 30, 2008	Steel Operations	Operations	Ferrous Resources	Other	Eliminations	Consolidated

Net Sales
External	$4,025,859	$281,778	$2,045,443	$109,501	$—	$6,462,581
External Non-U.S.	233,784	—	173,432	290	—	407,506
Other segments	286,284	559	1,084,687	1,631	(1,373,161)	—
	4,545,927	282,337	3,303,562	111,422	(1,373,161)	6,870,087
Operating income (loss)	840,400	12,435	223,345	(131,873)	1,888	946,195
Income (loss) before income taxes	794,329	6,651	214,162	(140,517)	1,890	876,515
Depreciation and amortization	89,451	5,663	58,457	2,582	—	156,163
Capital expenditures	180,422	10,079	116,405	3,719		310,625

For the nine months ended,		Steel Fabrication	Metals Recycling /
September 30, 2007	Steel Operations	Operations	Ferrous Resources	Other	Eliminations	Consolidated

Net Sales
External	$2,403,643	$262,882	$37,760	$56,507	$—	$2,760,792
External Non-U.S.	172,373	—	—	350	—	172,723
Other segments	207,814	24,449	110,403	1,028	(343,694)	—
	2,783,830	287,331	148,163	57,885	(343,694)	2,933,515
Operating income (loss)	553,039	19,005	10,997	(70,215)	72	512,898
Income (loss) before income taxes	527,448	18,065	10,859	(82,704)	(23)	473,645
Depreciation and amortization	80,898	4,103	6,335	4,760	—	96,096
Capital expenditures	184,132	44,392	8,617	18,704	—	255,845

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

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of September 30, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$718	$17,960	$3,457	$—	$22,135
Accounts receivable, net	482,189	997,771	11,932	(369,244)	1,122,648
Inventories	785,196	549,699	34,795	(12,698)	1,356,992
Other current assets	60,593	19,413	400	(6,406)	74,000
Total current assets	1,328,696	1,584,843	50,584	(388,348)	2,575,775
Property, plant and equipment, net	1,171,965	724,150	101,380	—	1,997,495
Other assets	3,163,483	1,089,989	8,145	(2,780,008)	1,481,609
Total assets	$5,664,144	$3,398,982	$160,109	$(3,168,356)	$6,054,879

Accounts payable	$448,156	$326,564	$49,746	$(171,671)	$652,795
Accrued expenses	233,713	162,623	1,358	(15,982)	381,712
Current maturities of long-term debt	640,140	63	14,906	(14,906)	640,203
Total current liabilities	1,322,009	489,250	66,010	(202,559)	1,674,710
Other liabilities	294,244	2,264,708	20,267	(2,183,167)	396,052
Long-term debt	2,235,696	88	6,328	(6,328)	2,235,784
Minority interest	—	—	—	8,939	8,939

Common stock	544	19,754	7,832	(27,586)	544
Treasury stock	(720,835)	—	—	—	(720,835)
Additional paid-in capital	538,445	117,754	70,498	(188,252)	538,445
Retained earnings	1,994,041	507,428	(10,826)	(569,403)	1,921,240
Total stockholders’ equity	1,812,195	644,936	67,504	(785,241)	1,739,394
Total liabilities and stockholders’ equity	$5,664,144	$3,398,982	$160,109	$(3,168,356)	$6,054,879

			Combined	Consolidating	Total
As of December 31, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$6,327	$20,096	$2,063	$—	$28,486
Accounts receivable, net	299,940	631,410	7,810	(225,037)	714,123
Inventories	546,079	344,106	15,392	(1,179)	904,398
Other current assets	39,433	14,075	423	(4,709)	49,222
Total current assets	891,779	1,009,687	25,688	(230,925)	1,696,229

Property, plant and equipment, net	1,088,815	489,949	73,333	—	1,652,097
Other assets	2,161,734	1,224,289	15,648	(2,230,544)	1,171,127
Total assets	$4,142,328	$2,723,925	$114,669	$(2,461,469)	$4,519,453

Accounts payable	$154,047	$263,458	$16,045	$(54,701)	$378,849
Accrued expenses	161,577	74,925	111	(6,098)	230,515
Current maturities of long-term debt	294,720	442	9,807	(9,807)	295,162
Total current liabilities	610,344	338,825	25,963	(70,606)	904,526

Other liabilities	298,828	2,002,988	53,673	(2,015,479)	340,010
Long-term debt	1,734,557	126	4,637	(4,637)	1,734,683
Minority interest	-	-	-	11,038	11,038

Common stock	542	19,753	7,748	(27,501)	542
Treasury stock	(457,368)	—	—	—	(457,368)
Additional paid-in capital	553,805	117,753	25,823	(143,576)	553,805
Other accumulated comprehensive income	21	—	—	—	21
Retained earnings	1,401,599	244,480	(3,175)	(210,708)	1,432,196
Total stockholders’ equity	1,498,599	381,986	30,396	(381,785)	1,529,196
Total liabilities and stockholders’ equity	$4,142,328	$2,723,925	$114,669	$(2,461,469)	$4,519,453

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Income (in thousands)

For the three months ended,			Combined	Consolidating	Total
September 30, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,187,112	$2,987,157	$33,219	$(1,643,545)	$2,563,943
Costs of goods sold	939,794	2,775,282	44,576	(1,640,915)	2,118,737
Gross profit (loss)	247,318	211,875	(11,357)	(2,630)	445,206
Selling, general and administrative	69,506	46,755	2,004	(9,241)	109,024
Operating income (loss)	177,812	165,120	(13,361)	6,611	336,182
Interest expense, net capitalized interest	16,653	19,223	221	1,349	37,446
Other (income) expense, net	72,947	(81,462)	(52)	225	(8,342)
Income (loss) before income taxes and equity in net income of subsidiaries	88,212	227,359	(13,530)	5,037	307,078
Income taxes	32,815	83,291	(5,141)	3,105	114,070
	55,397	144,068	(8,389)	1,932	193,008
Equity in net income of subsidiaries	135,679	—	—	(135,679)	—
Net income (loss)	$191,076	$144,068	$(8,389)	$(133,747)	$193,008

For the three months ended,			Combined	Consolidating	Total
September 30, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$752,243	$1,191,678	$20,875	$(808,203)	$1,156,593
Costs of goods sold	587,735	1,121,477	20,158	(801,228)	928,142
Gross profit	164,508	70,201	717	(6,975)	228,451
Selling, general and administrative	32,698	22,942	1,428	(2,544)	54,524
Operating income (loss)	131,810	47,259	(711)	(4,431)	173,927
Interest expense, net capitalized interest	12,154	2,391	192	(135)	14,602
Other (income) expense, net	51,642	(52,392)	(18)	166	(602)
Income (loss) before income taxes and equity in net income of subsidiaries	68,014	97,260	(885)	(4,462)	159,927
Income taxes	24,778	34,625	(82)	15	59,336
	43,236	62,635	(803)	(4,477)	100,591
Equity in net income of subsidiaries	61,832	—	—	(61,832)	—
Net income (loss)	$105,068	$62,635	$(803)	$(66,309)	$100,591

For the nine months ended,			Combined	Consolidating	Total
September 30, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$3,195,055	$7,862,106	$111,642	$(4,298,716)	$6,870,087
Costs of goods sold	2,467,936	7,298,021	115,749	(4,283,789)	5,597,917
Gross profit (loss)	727,119	564,085	(4,107)	(14,927)	1,272,170
Selling, general and administrative	187,667	150,032	7,086	(18,810)	325,975
Operating income (loss)	539,452	414,053	(11,193)	3,883	946,195
Interest expense, net capitalized interest	51,612	47,867	570	2,679	102,728
Other (income) expense, net	204,459	(237,892)	(250)	635	(33,048)
Income (loss) before income taxes and equity in net income of subsidiaries	283,381	604,078	(11,513)	569	876,515
Income taxes	106,979	221,410	(4,363)	6,430	330,456
	176,402	382,668	(7,150)	(5,861)	546,059
Equity in net income of subsidiaries	375,518	—	—	(375,518)	—
Net income (loss)	$551,920	$382,668	$(7,150)	$(381,379)	$546,059

STEEL DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2007	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,113,349	$3,017,614	$57,886	$(2,255,334)	$2,933,515
Costs of goods sold	1,628,185	2,827,010	55,722	(2,238,838)	2,272,079
Gross profit	485,164	190,604	2,164	(16,496)	661,436
Selling, general and administrative	95,942	56,172	3,760	(7,336)	148,538
Operating income (loss)	389,222	134,432	(1,596)	(9,160)	512,898
Interest expense, net capitalized interest	22,525	6,386	535	(398)	29,048
Other (income) expense, net	159,085	(149,322)	(50)	492	10,205
Income (loss) before income taxes and equity in net income of subsidiaries	207,612	277,368	(2,081)	(9,254)	473,645
Income taxes	77,509	99,512	(249)	177	176,949
	130,103	177,856	(1,832)	(9,431)	296,696
Equity in net income of subsidiaries	176,024	—	—	(176,024)	—
Net income (loss)	$306,127	$177,856	$(1,832)	$(185,455)	$296,696

Condensed Consolidating Statements of Cash Flow (in thousands)

For the nine months ended,			Combined	Total
September 30, 2008	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities	$173,777	$162,963	$9,383	$346,123
Net cash used in investing activities	(355,025)	(132,383)	(79,815)	(567,223)
Net cash provided by financing activities	175,639	(32,716)	71,826	214,749
Increase (decrease) in cash and equivalents	(5,609)	(2,136)	1,394	(6,351)
Cash and equivalents at beginning of period	6,327	20,096	2,063	28,486
Cash and equivalents at end of period	$718	$17,960	$3,457	$22,135

For the nine months ended,			Combined	Total
September 30, 2007	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operating activities	$(303,603)	$652,130	$(160)	$348,367
Net cash used in investing activities	(172,509)	(470,825)	(24,130)	(667,464)
Net cash provided by (used in) in financing activities	465,126	(188,124)	23,533	300,535
Decrease in cash and equivalents	(10,986)	(6,819)	(757)	(18,562)
Cash and equivalents at beginning of period	15,571	12,610	1,192	29,373
Cash and equivalents at end of period	$4,585	$5,791	$435	$10,811

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This report contains some predictive statements about future events, including statements related to conditions in the steel marketplace, our revenue growth, costs of raw materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward-looking,” subject to many risks and uncertainties within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Such predictive statements are not guarantees of future performance, and actual results could differ materially from our current expectations.  Factors that could cause such predictive statements to turn out other than as anticipated or predicted include, among others: changes in global economic conditions affecting steel, steel scrap and non-ferrous material consumption; increased foreign imports; reduced domestic exports; increased price competition; difficulties in integrating acquired businesses; risks and uncertainties involving new products or new technologies; changes in the availability or cost of steel scrap or substitute materials; increases in energy costs; occurrence of unanticipated equipment failures and plant outages; labor unrest; and the effect of the elements on production or consumption.

        In addition, we refer you to the sections titled Special Note Regarding Forward-Looking Statement and Risk Factors in our Annual report on Form 10-K for the year ended December 31, 2007, as well as in other reports which we file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated.  These reports are available publicly on the SEC Web site, www.sec.gov, and on our web site, www.steeldynamics.com.  Forward-looking or predictive statements we make are based on our knowledge of our businesses and the environment in which they operate as of the date on which the statements were made.  Due to these risks and uncertainties, as well as matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report.  We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include, among other items, labor and benefits, professional services, insurance expense, property taxes, profit sharing and amortization of intangibles assets.

Interest Expense, net Capitalized Interest.  Interest expense consists of interest associated with our senior credit facilities and other debt (described in more detail in the notes to our financial statements included in our 2007 Annual Report on Form 10-K and in the notes to our financial statements herein), net of capitalized interest costs that are related to construction expenditures during the construction period of material capital projects.

Other Income, net Other Expense.  Other income consists of interest income earned on our cash deposits and any other non-operating income activity, including gains on certain short-term investments and income from investments accounted for under the equity method of accounting. Other expense consists of any non-operating costs.

Acquisitions

        On June 24, 2008, we completed the acquisition of certain assets of Sturgis Iron & Metal, an operator of scrap collection and processing locations in Indiana, Michigan and Georgia.  The assets were purchased for approximately $43.4 million in cash through bankruptcy proceedings and will be operated as a part of our wholly-owned subsidiary, OmniSource Corporation.  We purchased the assets to continue the expansion of our metals recycling operations and have begun operating three of these acquired locations.

        On June 9, 2008, we completed the acquisition of Recycle South, LLC, one of the largest regional, privately-held, scrap metal recycling companies.  Recycle South employs approximately 600 people in 22 locations throughout North Carolina, South Carolina and Georgia.  Pursuant to the agreement, OmniSource, which already owned 25% of Recycle South, acquired the remaining outstanding stock, in a transaction valued at approximately $376.3 million.  Recycle South shareholders received 3,938,000 shares of our common stock and $236.6 million in cash, including transaction costs.  In addition we assumed debt of approximately $144.9 million, of which we repaid approximately $142.8 million upon the closing of the transaction.  Recycle South operates as a wholly-owned subsidiary of OmniSource and will continue to focus on the ferrous and nonferrous scrap processing, brokerage, and industrial scrap management needs of our customers.  Recycle South operations are included in our metals recycling and ferrous resources reporting segment.

        The Techs and OmniSource acquisitions were effective July 1, 2007 and October 26, 2007, respectively; therefore, the results of these operations are not reflected in our entire full-year 2007 results.

Third Quarter Operating Results 2008 vs. 2007

        Net income was $193.0 million or $.98 per diluted share during the third quarter of 2008 compared with $100.6 million or $.53 per diluted share during the third quarter of 2007.

        Gross Profit.   When comparing the third quarter of 2008 with the third quarter of 2007, our net sales increased $1.4 billion, or 122%, to $2.6 billion.  Our gross margin percentage was 17% during the third quarter of 2008 as compared to 20% for the third quarter of 2007 and as compared to 20% on a linked-quarter basis.  Third quarter 2008 financial results include the operations from The Techs and OmniSource, which were purchased in the second half of 2007, and Recycle South, which was purchased in June 2008.  These operations generally elicit lower gross margins as compared to our steel manufacturing facilities due to their production process or product offerings.  The inclusion of these operations in our third quarter 2008 operating results was the primary driver of the decrease in our year-to-year quarterly gross margin percentage.  On a linked-quarter basis, gross margin was negatively impacted primarily by a significant increase in metallic raw material costs per ton consumed.  The increase in our cost of goods sold per ton, driven by the dramatic rise in metallic raw material costs, exceeded the increase in our overall consolidated average selling values during the quarter.

Steel Operations

	Three Months Ended		Nine Months Ended		First	Second
	September 30,		September 30,		Quarter	Quarter
	2008	2007	2008	2007	2008	2008
Shipments (net tons)
Flat Roll Division	576,059	689,762	1,967,660	1,881,361	685,320	706,281
Structural and Rail Division	281,126	302,141	866,963	895,618	299,687	286,150
Engineered Bar Products Division	149,708	133,795	442,741	408,130	147,948	145,085
Roanoke Bar Division	148,128	142,243	436,078	453,253	151,368	136,582
Steel of West Virginia	62,849	69,024	218,907	214,457	75,724	80,334
The Techs	209,191	230,691	734,110	230,691	262,011	262,908
Total shipments	1,427,061	1,567,656	4,666,459	4,083,510	1,622,058	1,617,340
Intercompany	(141,113)	(134,614)	(395,926)	(372,537)	(130,685)	(124,128)
External shipments	1,285,948	1,433,042	4,270,533	3,710,973	1,491,373	1,493,212

        Steel operations accounted for 61% and 88% of our consolidated external net sales and 74% and 94% of our combined segment operating income (excluding “All Other” and “Eliminations” segments), during the third quarter of 2008 and 2007, respectively.  Our steel operations’ third quarter 2008 average selling price per ton shipped increased $487 per ton when compared to the third quarter of 2007 and increased $175 per ton when compared with the second quarter of 2008.  Shipments decreased 141,000 tons, or 9%, to 1.4 million tons, when comparing the third quarter of 2008 with same period in 2007.  Demand for our structural steel and bar products remained strong during the first nine months of 2008; however, we currently anticipate the long products market to soften during the remainder of the year.  The flat rolled steel markets weakened significantly during the last part of the third quarter due to decreased demand resulting from the weak economy and dramatic decrease in steel scrap prices during August and September which caused our customers to delay ordering in anticipation of further price decreases.  With further significant deterioration of steel scrap prices in October, in conjunction with curtailed domestic manufacturing expected throughout the fourth quarter of 2008, we expect continued weakness in demand for flat rolled steel products into early 2009.

        Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost.  Our metallic raw material cost per net ton consumed increased $290 during the third quarter of 2008 as compared to the third quarter of 2007 and increased $87 on a linked-quarter basis. During the third quarter of 2008 and 2007, respectively, our metallic raw material costs represented 72% and 55% of our steel operations manufacturing costs, excluding the operations of The Techs, which purchases rather than produces the steel it further processes.  These costs represented 39% and 42% of our consolidated manufacturing costs during the third quarter of 2008 and 2007, respectively.  This percentage decrease is due to the change in composition of our manufacturing cost structure due largely to the addition of OmniSource and The Techs during 2007.  We anticipate our cost of steel scrap consumed to decrease in the fourth quarter; however, as a result of existing higher-cost scrap inventory acquired during the third quarter, our scrap costs will not be as low as current market indicators.

Steel Fabrication Operations

        Fabrication operations accounted for 4% and 8% of our consolidated external net sales and 1% and 4% of our combined segment operating income (excluding “All Other” and “Eliminations” segments), during the third quarter of 2008 and 2007, respectively.  Revenues from our plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry.  Shipments increased approximately 8,000 tons to approximately 78,000 tons during the third quarter of 2008 compared to the third quarter of 2007.  The average selling value increased $10 per ton to $1,413 compared with the third quarter of 2007.  In addition, the cost of steel used in the production process (the segment’s largest single cost of production) increased during the third quarter, resulting in decreased margins for this segment of our business.   We are currently experiencing weakened demand for the products provided by our fabrication operations due to the continued decline in non-residential construction fostered by the lack of credit availability coupled with the weakened U.S. economy.

Metals Recycling and Ferrous Resources Operations

	Three Months Ended		Nine Months Ended		First	Second
	September 30,		September 30,		Quarter	Quarter
	2008	2007	2008	2007	2008	2008
Metals Recycling and Ferrous Resources
Shipments (net tons)
Ferrous	1,755,608	106,138	4,654,495	256,979	1,391,382	1,507,505
Iron Dynamics	69,658	61,036	204,379	185,275	67,994	66,727
Total shipments	1,825,266	167,174	4,858,874	442,254	1,459,376	1,574,232
Intercompany	(783,893)	(135,039)	(2,036,623)	(391,232)	(531,886)	(720,844)
External shipments	1,041,373	32,135	2,822,251	51,022	927,490	853,388

Non-ferrous (pounds)	243,897,104	—	736,833,059	—	238,787,934	254,148,021

        Metals recycling and ferrous resources operations accounted for 34% and 2% of our consolidated external net sales and 25% and 2% of our combined segment operating income (excluding “All Other” and “Eliminations” segments), during the third quarter of 2008 and 2007, respectively.  Our metals recycling operations primarily engage in the brokerage, collection and processing of ferrous and non-ferrous metals for resale to steel companies, brokers and other metals processors.  We acquired OmniSource in October 2007 and Recycle South in June 2008; therefore, our third quarter 2008 segment results are significantly higher than our results for the same period in 2007.  During the third quarter of 2008, the metals recycling and ferrous resources segment recorded shipments of 1.8 million tons of ferrous and scrap substitute materials, in addition to approximately 242 million pounds of non-ferrous material.

        The results of the metals recycling and ferrous resources operations include the consolidated results of Recycle South beginning June 9, 2008.

        Elevated global demand for commodity products, including ferrous and non-ferrous materials, in addition to decreased availability of domestic ferrous materials due to the decrease in industrial generation of ferrous scrap, drove a tightening of availability and unprecedented cost increases for ferrous materials during the first half of 2008.  However, the global economy precipitated a sharp decline in ferrous and non-ferrous material costs at the end of the third quarter and into October.

             Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $109.0 million during the third quarter of 2008, as compared to $54.5 million during the same period in 2007, an increase of $54.5 million.  During the third quarter of 2008 and 2007 our selling, general and administrative expenses, including profit sharing and amortization expense, represented 4% of our total net

sales.   The increase in the third quarter of 2008 compared to the third quarter of 2007 primarily relates to additional costs from the acquired operations of The Techs (acquired July 2007), OmniSource (acquired October 2007) and Recycle South (acquired June 2008).

        We also had additional costs from the amortization of certain intangible assets related to the above acquisitions.  During the third quarter of 2008 and 2007, we recorded amortization of intangible assets of $10.8 million and $1.9 million, respectively.   We currently anticipate amortization of intangibles to be approximately $11 million for the remainder of 2008; however, we have not yet finalized our valuation of Recycle South and this estimate could change.

        Interest Expense, net Capitalized Interest.  During the third quarter of 2008, gross interest expense increased $22.4 million to $42.2 million and capitalized interest decreased $459,000 to $4.8 million when compared to the same period in 2007.  The increase in gross interest expense for the third quarter of 2008 compared to the third quarter of 2007 is a result of increased borrowings for, among other things, acquisitions, capital outlays for our expansion projects and share purchases.  The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities primarily at our Structural and Rail division.  We currently anticipate gross interest expense to remain relatively steady during the remainder of 2008.

        Other Income, net Other Expense.  Other income, net other expense was $8.3 million during the third quarter of 2008 as compared to $600,000 during the same period in 2007.  During 2008, other income of $8.6 million was attributable to income from the sale of marketable securities.

        Income Taxes.  During the third quarter of 2008, our income tax provision was $114.1 million as compared to $59.3 million during the same period in 2007.  Our effective income tax rate was 37.1% during the third quarters of 2008 and 2007.

        We file income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) completed an examination of our federal income tax returns for 1997 through 2001 in the third quarter of 2007. The final examination adjustments did not result in a material change to our financial position or results of operations. The state of Indiana completed its examination of the calendar years 2000 through 2005 during the third quarter of 2008.  The total tax paid on October 1, 2008, to settle the examination was $20.7 million and was included in the balance of the unrecognized tax benefits at September 30, 2008.  The additional tax settlement related primarily to the deductibility of intercompany royalty and interest payments.  Indiana did not assess any interest or penalties.  With few exceptions we are no longer subject to federal, state and local income tax examinations by tax authorities for the years ended before 2004.

        Included in the balance of unrecognized tax benefits at September 30, 2008 are potential benefits of $50.8 million that, if recognized, would decrease the effective tax rate. We recognize interest and penalties related to tax contingencies on a net-of-tax basis in income tax expense. During the nine-month period ended September 30, 2008, we recognized interest income of $394,000, net of tax, and penalties of $142,000.  At September 30, 2008, we had $5.2 million accrued for the payment of interest and penalties.

First Nine Months Operating Results 2008 vs. 2007

        Net income was $546.1 million or $2.75 per diluted share during the first nine months of 2008, compared with $296.7 million or $1.51 per diluted share during the first nine months of 2007.

        Gross Profit.    When comparing the first nine months of 2008 with the same period in 2007, our net sales increased $3.9 billion, or 134%, to $6.9 billion.  Our gross margin percentage was 19% during the first nine months of 2008 as compared to 23% during the first nine months of 2007.  First nine months 2008 financial results include the operations from The Techs and OmniSource, as well as Recycle South during the third quarter of 2008.  These operations generally elicit lower gross margins as compared to our steel manufacturing facilities due to their production process or product offerings.  The inclusion of these operations in our 2008 operating results was the primary driver of the decrease in our year-to-year gross margin percentage.

        Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $326.0 million during the first nine months of 2008, as compared to $148.5 million during the same period in 2007, an increase of $177.4 million, or 119%.  During both the first nine months of 2008 and 2007, selling, general and administrative expenses represented approximately 5% of net sales. The additional total costs in selling, general and administrative expenses in the first nine months of 2008 compared to the first nine months of 2007 primarily relate to additional costs related to the newly acquired operations of The Techs, OmniSource and Recycle South.

        Interest Expense, net Capitalized Interest.  During the first nine months of 2008, gross interest expense increased $80.4 million, or 214%, to $118.0 million and capitalized interest increased $6.8 million, or 80%, to $15.3 million as compared to the same period in 2007.  The increase in gross interest expense for the first nine months of 2008 compared to the first nine months of 2007 is a result of increased borrowings for, among other things, acquisitions, company stock repurchases, and capital outlays for our expansion projects. The interest capitalization that occurred during these periods primarily resulted from the interest required to be capitalized with respect to construction activities at our Structural and Rail division.

        Other Income, net Other Expense.  Other income, net other expense was $33.0 million during the first nine months of 2008, as compared to net expense of $10.2 million during the same period in 2007.   During 2008, other income of $21.0 million was attributable to earnings from investments in scrap procurement and processing entities which were accounted for under the equity method of accounting. As of the date of its acquisition, Recycle South is no longer included in these earnings, as its results are consolidated in our financial statements after acquisition.  In addition, we also realized gains on sales of marketable securities during 2008 of $8.6 million.  During 2007, other income was offset by $7.1 million of expense related to the call premium associated with the redemption of our 9 ½% notes and the termination of a related fixed-to-floating interest rate swap which resulted in a $5.0 million loss on hedging activities.

        Income Taxes.  During the first nine months of 2008, our income tax provision was $330.5 million, as compared to $176.9 million during the same period in 2007.  During the first nine months of 2008 and 2007 our effective income tax rates were 37.7% and 37.4%, respectively.

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

        Working Capital.  During the first nine months of 2008, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals, increased $436.0 million to $1.4 billion compared to December 31, 2007.  Trade receivables increased $408.5 million or 57% during the first nine months of 2008 to $1.1 billion, of which approximately 93% were current or less than 60 days past due.  Of this increase in trade receivables, $123.0 million was the result of the acquisition of Recycle South.  The remaining increase in receivables was driven primarily by the significant increase in average selling prices of our products during the year.  Our largest customer is an affiliated company, Heidtman Steel, which represented 7% and 6% of our outstanding trade receivables at September 30, 2008 and December 31, 2007, respectively.

        Our trade payables and general accruals increased $398.1 million, or 75%, during the first nine months of 2008.  Of this increase in trade payables and general accruals, $46.9 million was the result of the acquisition of Recycle South. The dollar value of our raw materials, primarily steel scrap inventories, increased by approximately $260.0 million in comparing the third quarter of 2008 with the fourth quarter of 2007; likewise, the value of our finished goods inventory increased by approximately $110.4 million over the same periods.  During the first nine months of 2008 our total inventories increased $452.6 million, or 50%, to $1.4 billion.  Of this increase in total inventories, $76.7 million was the result of the acquisition of Recycle South.  The remaining increase during the year was driven primarily by the significant increase in the cost of steel scrap used in our manufacturing process.

        Capital Expenditures.  During the first nine months of 2008, we invested $310.6 million in property, plant and equipment, of which $102.2 million or 33% related primarily to the addition of a second rolling mill and second caster at our Structural and Rail Division, $59.5 million related to OmniSource operations and $56.7 million related to construction at Mesabi Nugget, our planned iron-nugget manufacturing facility.   The remaining capital expenditures primarily represented improvement projects at our other facilities.  We believe these capital investments will increase our net sales and related cash flows as each project develops.

Capital Resources and Long—term Debt.   During the first nine months of 2008, our total outstanding debt increased $846.1 million to $2.9 billion.  Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities divided by the sum of our long-term debt and our total stockholders’ equity, was 62% and 57% at September 30, 2008 and December 31, 2007, respectively.  At September 30, 2008, there were outstanding borrowings of $575.0 million under our $874 million senior secured revolver and $584.3 million outstanding under our term A loan (both due July 2012).

       The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds under the combined facilities is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement, as amended and restated.  We expect to remain in compliance with these covenants.

        During April 2008, we issued $500.0 million of 7¾% senior notes due April 2016.  The net proceeds were used to repay amounts outstanding under our senior secured revolving credit facility and for general corporate purposes.

During the first nine months of 2008, holders of our convertible subordinated 4.0% notes converted $37.3 million of the notes to Steel Dynamics common stock, resulting in the issuance of 8.8 million shares of the company’s treasury stock.  As of September 30, 2008, all the outstanding notes have been converted to Steel Dynamics common stock.

        Common Stock Purchases.  During the first nine months of 2008, we purchased 20.9 million shares of our common stock in open market trades at an average purchase price of $23.21 per share, of which 18.9 million shares were purchased during the third quarter at an average price of $23.21 per share.  As of September 30, 2008, 5.0 million shares remain authorized and available for purchase. Our board of directors authorized increases of 10.0 million and 5.0 million shares to our existing share repurchase program on August 26, 2008, and September 17, 2008, respectively.

        Cash Dividends.  During the third quarter of 2008, our board of directors approved a $0.10 per common share regular quarterly cash dividend. The dividend was payable to shareholders of record at the close of business on September 30, 2008 and was payable on October 10, 2008.  We anticipate continuing comparable quarterly cash dividends throughout 2008.  The determination to pay cash dividends in the future will be at the discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs, and growth plans.  In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

        Two-for One Stock Split.  Our board of directors authorized a two-for-one stock split effective for shareholders of record at the close of business on March 19, 2008 with an increase in our authorized common shares from 200 million with a par value of $.005 per common share to 900 million shares (with the approval of shareholders on May 21, 2008) with a par value of $.0025 per common share.  All prior period share and per share amounts have been adjusted to reflect this stock split.

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

        We are involved in an environmental remediation project at one of our steel fabrication locations.  Accrued liabilities for these remediation activities totaled $378,000 at September 30, 2008, of which the entire amount is classified as current.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.  In the normal course of business we are exposed to interest rate changes.  Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our borrowings.  We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage.  A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions.  On November 4, 2008, we entered into an interest rate swap agreement with a notional amount of $185 million pursuant to which we have agreed to receive LIBOR payments on the twenty-eighth day of each month and will make fixed rate payments of 2.21%  This interest rate swap matures October 28, 2009, and will be accounted for as a cash flow hedge.

        During April 2008, we issued $500 million of 7¾% senior notes due April 2016.  The net proceeds were used to repay amounts outstanding under our senior secured revolving credit facility and for general corporate purposes.

        Commodity Risk.  In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of commodities used in our production process, such as metallic raw materials, electricity, natural gas, and alloys.  Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.  Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities.  Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to two years for physical commodity requirements and for up to 15 years for commodity transportation requirements.  Historically, we have fully utilized all such “take or pay” requirements, and we believe that our future production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.  At September 30, 2008, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

        (a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as we use that term and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

        We completed the acquisition of Recycle South on June 9, 2008.  We will exclude Recycle South from our assessment of and conclusion on the effectiveness of our internal controls over financial reporting.  See Note 2 included in our unaudited consolidated financial statements contained in this quarterly report for further details on the transaction.

        (b)  Changes in Internal Controls Over Financial Reporting.  Except for the acquisition of Recycle South, during the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Steel Dynamics, as well as its various subsidiaries, including OmniSource Corporation, are from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of such lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

        On February 1, 2008, the company was served with a complaint by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand.  The complaint alleges that the company, which performed certain consulting services for a management company formed to assist a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998, caused NSM’s start-up efforts to fail by falsely and fraudulently expressing its opinion that there were certain equipment and design issues that needed to be addressed.  The complaint alleges damages in excess of $1.1 billion.  The company believes that the allegations and claims set forth in the complaint are without merit and accordingly has not accrued a liability for this complaint.  On April 30, 2008, the company filed a Motion to Dismiss the entire lawsuit.  The Motion to Dismiss has been fully briefed and is awaiting a ruling from the Court.

        On September 17, 2008, Steel Dynamics, Inc. was served with a class action antitrust complaint alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against Steel Dynamics and eight other steel manufacturing companies.  The Complaint, filed in the United States District Court for the Northern District of Illinois in Chicago, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products.  Since the original filing, six additional lawsuits, each of them materially similar to the original, have been filed in the same federal court, each of them likewise seeking similar class certification.  All but one of the Complaints purport to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and the present.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products from the defendants within the same time period.  All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  Although the company believes that the lawsuits are without merit and plans to aggressively defend these actions, the company cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

ITEM 1A.  RISK FACTORS.

        No material changes have occurred to the indicated risk factors as disclosed in our 2007 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                (C) Share Repurchases

The following table indicates shares repurchases pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2008.

				Total Shares Still
				Available For
Period	Total Shares	Average Price	Total Program	Purchase
2008	Purchased	Paid Per Share	Shares Purchased	Under the Program

August 1-29	8,400,000	$25.68	8,400,000	10,526,998
September 2-24	10,525,000	21.23	10,525,000	5,001,998

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

November 7, 2008

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer