Form 10-K
period 2008-12-31
STEEL DYNAMICS INC
filed 2009-02-27
CIK 1022671

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21719

Steel Dynamics, Inc.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1929476 (IRS Employer Identification No.)
6714 Pointe Inverness Way, Suite 200, Fort Wayne, IN (Address of principal executive offices)	46804 (Zip Code)

Registrant's telephone number, including area code: (260) 969-3500

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0025 par value	Nasdaq Global Select Stock Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2008, was approximately, $6,663,729,977. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

         As of February 13, 2009, Registrant had outstanding 181,993,610 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to April 30, 2009, are incorporated herein by reference.

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

        The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

  •
  cyclical changes in market supply and demand for steel and recycled ferrous and nonferrous metals; general economic conditions affecting their consumption; U.S. or foreign trade policy affecting the price of these imported materials, or adverse outcomes of pending and future trade cases alleging unlawful practices in connection with imports or exports, including the repeal, lapse or exemptions, from existing U.S. tariffs on imported steel; and governmental monetary or fiscal policy in the U.S. and other major international economies;

  •
  increased price competition brought about by excess domestic and global steelmaking capacity and imports of low priced steel;

  •
  inability to integrate acquired businesses as quickly and effectively as anticipated;

  •
  changes in the availability or cost of recycling ferrous metals or in the availability or cost of iron substitute materials, including pig iron, or other raw materials or supplies which we use in our production processes, as well as periodic fluctuations in the availability and cost of electricity, natural gas or other utilities;

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

  •
  increases in interest rates, associated spreads, or other borrowing costs, or the effect of existing loan covenants or restrictions upon the cost or availability of credit to fund operations or to take advantage of other business opportunities;

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

ITEM 1.    BUSINESS

Our Company

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking capability approaching six million tons and actual recycled ferrous materials and brokerage volume of 5.6 million tons of ferrous and 912 million pounds of nonferrous metallics. During 2008, our net sales were $8.1 billion and our actual 2008 steel production was 4.8 million tons. At December 31, 2008, we had approximately 6,650 employees in our various operations throughout the eastern half of the United States.

        Steel Dynamics, Inc. was incorporated in August 1993, in Indiana. We maintain our principal executive offices at 6714 Pointe Inverness Way, Suite 200, Fort Wayne, Indiana 46804. Our telephone number is (260) 969-3500.

  •
  Steel Operations.  Steel operations include our Flat Roll Division, which operates plants in Butler and Jeffersonville, Indiana; our Structural and Rail Division, which operates a plant in Columbia City, Indiana; our Engineered Bar Products Division, which operates a plant in Pittsboro, Indiana; our Roanoke Bar Division, which operates a plant in Roanoke, Virginia; and our Steel of West Virginia (SWVA) operations in Huntington, West Virginia and Memphis, Tennessee. These operations consist of mini-mills, which produce steel from steel scrap using electric arc furnaces, continuous casting and automated rolling mills. The Techs Industries, Inc. (The Techs) which consists of three facilities in Pittsburgh, Pennsylvania, produces a variety of galvanized sheet products using the substrate material from external suppliers and from our Flat Roll Division. Steel operations accounted for 63% of our consolidated net sales during 2008.

  •
  Metals Recycling and Ferrous Resource Operations.  These operations include, on the metals recycling side, the revenues and expenses associated with OmniSource Corporation (OmniSource), our scrap sourcing and processing operations, and the operations of Recycle South. The ferrous resource component consists of the revenues and expenses associated with our scrap substitute manufacturing facility, Iron Dynamics (IDI) and our Mesabi Nugget and Mesabi Mining, direct iron reduction and mining facilities, currently under development. Output from these operations is used as raw materials within our steel operations or is sold or brokered to third parties. During 2008, approximately 33% of metals recycling and ferrous resource operations' sales were to our steel mills and accounted for 31% of our consolidated net sales during 2008.

  •
  Steel Fabrication Operations.  Steel fabrication operations include our New Millennium Building Systems' plants located in the Midwest and Southeastern part of the United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 5% of our consolidated net sales during 2008.

Acquisitions

        Recycle South.    On June 9, 2008, we completed our acquisition of Recycle South, LLC, one of the nation's largest, privately-held, regional scrap metal recycling companies, headquartered in Spartanburg, South Carolina. OmniSource (which already owned 25% of Recycle South), acquired the remaining 75% equity interest for a purchase price of approximately $376.3 million. We paid approximately $236.6 million in cash, including transaction costs, and issued 3,938,000 shares of Steel Dynamics, Inc. common stock valued at approximately $139.8 million. In addition, we assumed approximately $144.9 million of net debt, of which approximately $142.8 million was repaid upon the closing of the acquisition. The cash portion of the acquisition was funded from our available cash, which included proceeds from the issuance of the $500 million 7 3/4% senior notes due April 2016. We valued the common stock issued at $35.49 per share based on the average stock price of the company's common stock during the two days before and after the date the acquisition agreement was agreed to and announced (May 8, 2008).

        We purchased Recycle South to expand our metals recycling business. Recycle South provides a significant presence in the southeastern United States through its 22 locations within North Carolina, South Carolina and Georgia. Recycle South's consolidated operating results have been reflected in our financial statements since June 9, 2008 in the metals recycling and ferrous resources reporting segment.

        Sturgis Iron & Metal.    On June 24, 2008, we acquired certain assets of Sturgis Iron & Metal, an operator of scrap collection and processing locations in Indiana, Michigan and Georgia. The assets were purchased for approximately $43.4 million in cash through bankruptcy proceedings and are operated as a part of OmniSource. We purchased these assets to continue the expansion of our metals recycling operations.

Financing

        At December 31, 2008, our total outstanding debt was $2.65 billion. Our total debt to capitalization ratio, representing our total debt divided by the sum of our total debt and our total stockholders' equity, was 62% at December 31, 2008.

        On March 31, 2008, our five-year senior secured credit facility was amended to increase the commitments of our revolving credit facility by $124 million and our term A loan facility (Term A

Loan) by $94 million. The total revolving credit facility commitment is $874 million and at December 31, 2008 there were outstanding borrowings of $366 million. These borrowings were classified as a current maturity because we generally use our free cash flow to reduce the outstanding balance whenever possible. The net proceeds for the additional Term A Loan were used to repay amounts outstanding under the revolving credit facility and for general corporate purposes. The Term A Loan amortizes at 2.5% of the original principal per quarter with the balance due on June 2012. The outstanding amount of Term A Loan at December 31, 2008 was $568 million of which $64 million was classified as a current maturity. The amendment to the facility also includes a provision to increase either the revolver credit facility or the Term A Loan by as much as $250 million, under certain circumstances. The combined facilities are due June 2012.

        The senior secured credit agreement is secured by substantially all of our and our wholly-owned subsidiary's receivables and inventories and by pledges of all shares of capital stock and inter-company debt held by us and each of our wholly-owned subsidiaries. The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. We were in compliance with these covenants at January 31, 2009, and we believe we will remain in compliance during the next twelve months.

        During April 2008, we issued $500 million of 7 3/4% senior notes due April 2016, The net proceeds were used to repay amounts outstanding under our revolving credit facility and for general corporate purposes.

Competitive Strengths/Business Strategy

         One of the Lowest Cost Steel Producers in the United States; State-of-the-Art Facilities/Continue to Maintain Low Production Costs

        We believe that our facilities are among the lowest-cost steel producing facilities in the United States. Our low operating costs are primarily a result of our efficient plant designs and operations, our high productivity rate, such as our productivity rate of approximately .3 man hours per hot band ton produced at our Flat Roll Division's mill, low ongoing maintenance cost requirements and strategic locations near sources of our primary raw material, scrap steel and our customers.

        We are focused on continuing to maintain and enhance one of the lowest operating cost structures in the North American steel industry, based upon operating cost per ton. We will continue to strive to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit costs of production at each of our facilities including newly acquired facilities.

         Experienced Management Team and Unique Corporate Culture/Foster Entrepreneurial Culture

        Our senior management team is highly experienced and has a proven track record in the steel industry and metals recycling industry. Their objectives are closely aligned with our stockholders through meaningful stock ownership positions and performance-based compensation programs. Our corporate culture is also unique for the steel industry. We emphasize decentralized decision making and have established incentive compensation programs specifically designed to reward employee teams for their efforts towards enhancing productivity, improving profitability and controlling costs.

        We intend to continue to foster our entrepreneurial corporate culture and emphasize decentralized decision making and responsibility, while rewarding teamwork, innovation and operating efficiency. We will also continue to focus on maintaining the effectiveness of our incentive-based bonus plans that are designed to enhance overall productivity and align the interests of our management and employees with our stockholders. In newly acquired operations, this effort involves fostering our culture which includes the adoption of incentive-based bonus plans for the employees.

         Diversified Product Mix/Expand Product Offerings

        Our current products in our steel segment include hot rolled, cold rolled, galvanized, Galvalume® and painted sheet steel; various structural steel beams and rails; special bar quality steel; various merchant steel products, including beams, angles, flats and channels. In addition our products include, in the metals recycling segment, an array of both ferrous and nonferrous scrap processing, scrap management, transportation, and brokerage and trading products and services. Finally our steel fabrication segment produces steel joists and decking materials. This diversified mix of products enables us to access a broader range of end-user markets, serve a broader customer base and mitigate our exposure to cyclical downturns in commodity grade flat rolled products or in any one product or end-user market.

        We will continue to seek additional opportunities to further expand our range of products through the expansion of existing facilities, greenfield projects and acquisitions of other steel producers or steelmaking assets as well as scrap recycling companies that may become available through the continuing consolidation of both the domestic steel and recycling industries. Completion of the our new medium section structural rolling mill at our Columbia City, Indiana facility; acquisitions of OmniSource, Recycle South and The Techs; as well as the expansions and upgrades of existing facilities, notably the bar finishing facility in Pittsboro, and the addition of a paint line and Galvalume® production capabilities in Jeffersonville are important steps in pursuing our strategy of product line expansion. The development of our Mesabi Nugget project further will expand our product offerings.

         Strategic Geographic Locations/Enter New Geographic Markets

        The locations of our steelmaking facilities, near sources of scrap materials and near our customer base, allow us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. Steel scrap and scrap substitutes represent the most significant component of our cost of steel manufacturing. Our scrap facilities are located in the Upper Midwest and Southeastern United States, which we believe account for a majority of the total scrap produced in the United States. Our Jeffersonville, Indiana galvanizing facility, located on the Ohio River, also provides us with an expanded geographic reach to Southern markets. Our scrap processing facilities are located in multiple states throughout the Midwest and South Atlantic regions.

        We may seek to enter new steel markets in strategic geographic locations that offer attractive growth opportunities. Our acquisition of The Techs, in Pittsburgh, PA and our expansion of the Jeffersonville facility on the Ohio River, which provides access to southern markets, are examples of such activities. In addition, the location of certain Recycle South metals recycling facilities in the Southeastern region of the United States further expands our geographic service areas.

Industry Segments

        Under Statement of Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, we have three reportable segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.

Steel Operations

        Our steel operations segment consists of steel making and coating operations. The following chart summarizes the locations and the capacities of the facilities in the broad categories:

	Casting (Tons)			Rolling/Billet (Tons)
Steel Production Capacity	Current	Expected Future		Current		Expected Future
Flat Roll Mill—Butler, Indiana	3,000,000	3,300,000	(1)	2,800,000		3,000,000	(1)
Structural and Rail Mill—Columbia City, Indiana	1,500,000	2,400,000	(2)	1,500,000		2,000,000	(2)
Engineered Bar Products Mill—Pittsboro, Indiana	700,000	800,000	(3)	575,000		725,000	(3)
Roanoke Bar Mill—Roanoke, Virginia	650,000	650,000		—		—
Merchant Bars	—	—		500,000		500,000
Billets	—	—		150,000	(4)	150,000	(4)
Steel of West Virginia—Huntington, West Virginia	275,000	275,000		350,000		350,000

	6,125,000	7,425,000		5,875,000		6,725,000

	Galvanizing (Tons)		Painting (Tons)
Steel Coating Capacity	Current	Expected Future	Current	Expected Future
Flat Roll Division—Butler, Indiana	720,000	720,000	240,000	240,000
The Techs—Pittsburgh, Pennsylvania	1,000,000	1,000,000	N/A	N/A
Jeffersonville—Jeffersonville, Indiana	300,000	300,000	190,000	190,000

	2,020,000	2,020,000	430,000	430,000

(1)
Furnaces are expected to be expanded, when needed, resulting in increased capacity.

(2)
The increase is due to the anticipated completion of a second caster in the second half of 2009.

(3)
The increase is due to the anticipated expansion of melting and rolling capacity.

(4)
Excess billet tonnage available for sale.

Note:
Capacities represent the capabilities based on mill configuration and the related employee support. These capacities do not represent expected volumes in a given year. In addition, estimates of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Each of our mills can and do roll many different types and sizes of products; therefore, our capacity estimates assume a typical product mix.

SHEET PRODUCTS

        Our steel sheet products are produced by both our Flat Roll Division which consists of our flat roll mill, galvanizing and paint facilities in Butler, Indiana; our galvanizing and paint facilities in Jeffersonville, Indiana; and The Techs a Pennsylvania-based galvanizing company, which operates three galvanizing facilities: GalvTech, MetalTech, and NexTech.

        Our Butler mill manufactures flat rolled, hot rolled, cold rolled and coated steel products. We produced 2.6 million tons and 2.4 million tons at this facility in 2007 and 2008, respectively. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, this mill has achieved ISO 9001:2000—ANSI/ISO/ASQ Q9001-2000 certification. We believe that these certifications have enabled us to serve a broader range of customers who may require certifications for themselves or to satisfy the end-users of our steel products.

        Our Butler mill has two twin-shell electric arc furnaces, which enable us to melt scrap in one vessel while tapping the other vessel and refilling it with scrap and scrap substitute to make it ready for the next heat. This results in more heats and greater productivity per shift. We have three ladle metallurgy stations, two continuous thin-slab casters which produce two-inch slabs, and two tunnel furnaces. Our hot rolling mill, which progressively reduces the slab in thickness, consists of a seven-stand rolling mill capable of rolling sheet steel down to 1.0mm, with excellent surface quality, which enables us to access markets previously available only to more costly cold finished material.

        Our Jeffersonville, Indiana, cold rolled galvanizing facility is located within the Clark Maritime Centre on the Ohio River. This facility is capable of coating cold rolled steel in gauges from .008 to .045 inches and in widths between 24 and 60 inches. This gauge range is lighter than that available from our Butler facility and creates further expansion of our value added product offerings. The galvanizing line was built in 1999 and is similar to the cold rolled galvanizing line at our Butler facility. In 2007 and early 2008 we completed the addition of three strategic capabilities at our Jeffersonville facility. This expansion allows us to produce pre-painted steel, acrylic-coated steel and Galvalume® coated steel. Our Butler facility provides our Jeffersonville facility with cold rolled material.

        The Techs facilities have galvanizing lines with varying capabilities. NexTech is capable of coating cold rolled steel in gauges from .007 to .020 inches and in widths between 24 and 43 inches. GalvTech is capable of coating cold rolled steel in gauges from .012 to .040 inches and in widths between 30 and 60 inches. MetalTech is capable of coating cold rolled steel in gauges from .015 to .160 inches and in widths between 24 and 52 inches. In addition to third party steel producers, our Butler facility provides The Techs with required steel material. The Techs has achieved the ISO 9001:2000—ANSI/ISO/ASQ Q9001-2000 certification.

        The following table summarizes the mix of types of sheet products we sold during the respective years.

Products:	2007	2008
Hot rolled	34%	28%
Pickled	4	4
Cold rolled	4	5
Hot rolled galvanized	16	15
Cold rolled galvanized	29	33
Galvalume®	2	4
Painted	11	11

Total	100%	100%

        Hot rolled Products.    Our flat roll mill produces hot rolled products that include a variety of high quality mild and medium carbon and high strength low alloy hot rolled bands in 40 inches to 62 inches widths and in thicknesses from .500 inches down to .043 inches. We also produce an array of lighter gauge hot rolled products, including high strength low alloy and medium carbon steels. These products are suitable for automobile suspension arms, frames, wheels, and other unexposed parts in auto and truck bodies; truck, trailer and recreational vehicle parts and components; mechanical and structural steel tubing; gas and fluid transmission piping, building and construction products; rail cars; ships, barges, and other marine equipment; agricultural equipment and farm implements; lawn, garden, and recreation equipment, industrial machinery and shipping containers; and highway guard rails. We believe that our basic hot rolled material has shape characteristics that exceed those of other thin-slab flat roll mini-mills and compares favorably with those of the integrated mills.

        We sell a portion of our hot rolled coils produced at our Butler facility directly to end-users or to intermediate steel processors or service centers, where they may be pickled, cold rolled, annealed, tempered, galvanized, or painted by those customers. The rest of hot rolled coils are directed to our cold mill, where we add value to this product through our own pickling, cold rolling, annealing, tempering, galvanizing, and painting processes. A portion of our cold rolled production is shipped to our Jeffersonville, Indiana galvanizing facility. At our Butler facility our cold mill is located adjacent to our hot mill and produces products that require gauges, properties or surface conditions that cannot be achieved in our hot mill.

        Cold Rolled Products.    Cold rolled steel is hot rolled steel that has been further processed through a pickler and then passed through a rolling mill until the desired gauge, or thickness, and other physical properties have been achieved. Cold rolling reduces gauge and hardens the steel and, when further processed through an annealing furnace and a temper mill, improves uniformity, ductility and formability. Cold rolling can also impart various surface finishes and textures. Cold rolled steel is used in exposed steel applications that demand higher surface quality or finish, such as exposed automobile and appliance panels. As a result of higher processing costs, cold rolled prices are typically higher than hot rolled prices. Cold rolled material is often coated or painted.

        Coated Products.    Hot rolled or cold rolled steel can be coated with zinc to render it corrosion-resistant and to improve its paintability. Galvanized, galvannealed, Galvalume®, electro-galvanized and aluminized products are types of coated steels. These are also the highest value-added sheet products because they require the greatest degree of processing and tend to have the strictest quality requirements. Coated steel is used in high volume applications, such as automobiles, household appliances, roofing and siding, heating and air conditioning equipment, air ducts, switch boxes, chimney flues, awnings, garbage cans and food containers.

        We also produce hot rolled pickled and oiled, hot rolled galvanized, hot rolled galvannealed, cold rolled galvanized, cold rolled galvannealed and fully processed cold rolled sheet. As a result of our lighter gauge hot rolling capabilities, we are able to produce hot rolled galvanized and galvannealed steel products. These products are capable of replacing products that have traditionally only been available as more costly cold rolled galvanized or cold rolled galvannealed steel. This material is typically used in transportation products, building products, such as raised garage door panels, heating and cooling products, appliances, furniture and lighting equipment.

        Our Butler, Indiana paint line, located adjacent to our cold mill, is capable of coating in gauges from .010 to .070 inches and in widths ranging from 36 to 64 inches. The paint line receives material directly from our other processing lines and is capable of painting hot rolled galvanized coil, cold rolled coil and cold rolled galvanized coil. The line incorporates state-of-the-art coil coating equipment with quick color change capability and on-line color matching. We believe that we are the only mill in North America with an on-site paint line, which we believe enables us to realize substantial savings in overhead, maintenance, engineering, sales and marketing, capital investment and infrastructure costs, and allows us to eliminate the typical cost of transfer freight that a customer must otherwise pay to transport coils to other remote coating facilities.

        Customers.    Steel processors and service centers typically act as intermediaries between primary steel producers and the many end-user manufacturers that require further processing of hot rolled coils. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We expect that our intermediate steel processor and service center customers will remain an integral part of our customer base. The location of our Jeffersonville facility on the Ohio River also creates opportunities for market expansion into other geographic regions. Our Flat Roll Division's sales inside the United States accounted for approximately 95% of the division's net sales in 2008.

        During 2008, we sold our flat rolled products to approximately 400 customers. Heidtman Steel Products, Inc, which is principally owned by one of our directors, accounted for approximately 5% and 4% of our consolidated net sales in 2007 and 2008, respectively.

        The Techs produces galvanized flat rolled products that are similar to those produced by our Flat Roll Division and sold to a similar customer base. Each of The Techs facilities specializes in the galvanizing of specific types of flat rolled steels in non-automotive applications, servicing a variety of customers in the heating, ventilation and air conditioning (HVAC), commercial construction, and consumer goods markets. About 97% of The Techs sales are to customers in the eastern U.S. and the Midwest.

        The following table shows information about the types of customers sheet products were sold to during the respective years:

Customers:	2007	2008
Service center (including end-user intermediaries)	66%	55%
Original equipment manufacturer (OEM)	17	18
Construction	7	10
Pipe and tube	5	9
Heating, ventilation and air conditioning	5	8

Total	100%	100%

        Markets.    Flat rolled products represent the largest portion of the domestic steel market. Flat rolled products consist of hot rolled, cold rolled and coated steel. The following table shows the U.S. shipments of these products, as reported by the American Iron and Steel Institute (AISI).

	Years Ended December 31,
	2003	2004	2005	2006	2007
U.S. Shipments (net tons, in millions):
Hot Rolled(1)	30.7	33.1	31.3	30.3	29.1
Cold Rolled(2)	15.9	17.1	15.1	15.6	14.9
Coated(3)	23.0	24.1	22.1	23.8	22.1

Total	69.6	74.3	68.5	69.7	66.1

Percentage of Total U.S. Steel Shipments	66%	67%	65%	64%	62%

    (1)
    Includes pipe/tube, sheet, strip and plate in coils.

    (2)
    Includes blackplate, sheet, strip and electrical.

    (3)
    Includes tin coated, hot dipped, galvanized, electrogalvanized and all other metallic coated.

        Competitors.    Our Flat Roll Division's products compete with many North American integrated hot rolled coil producers, such as U.S. Steel's plants near Detroit, Michigan, Granite City, Illinois, Gary, Indiana, Dravosburg, Pennsylvania, and Fairfield, Alabama; AK Steel Corporation's plant in Middletown, Ohio; and Mittal Steel's facilities in East Chicago, Illinois, Riverdale, Illinois, Cleveland,

Ohio, Indiana Harbor, Indiana, Burns Harbor, Indiana, and Sparrow's Point, Maryland. Our hot rolled products also compete with the products of a number of hot rolled mini-mills, such as Nucor Corporation's plants in Crawfordsville, Indiana, Hickman, Arkansas, Decatur, Alabama, and Berkeley, South Carolina; Gallatin Steel Company's plant in Ghent, Kentucky; and North Star Bluescope Steel's plant in Delta, Ohio. Our flat rolled products compete as well with companies that convert steel slabs into sheet steel, such as Duferco Steel in Farrell, Pennsylvania.

        The Techs main competitors are Nucor Corporation's plants in Crawfordsville, Indiana, Hickman, Arkansas, and Berkeley, South Carolina; Sharon Coatings in Sharon, Pennsylvania; U.S. Steel's plants near Granite City, Illinois, Gary, Indiana, Pittsburgh, Pennsylvania, Fairless, Pennsylvania and Fairfield, Alabama; Wheeling Nisshin, in Follansbee, West Virginia; and SeverStal in Baltimore, Maryland.

LONG PRODUCTS

Structural

        Our Columbia City, Indiana, structural mill is currently designed to produce structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard and premium grade rails for the railroad industry.

        We produced 1.2 million tons and 1.1 million tons at this facility during 2007 and 2008, respectively. Our facility melts scrap and scrap substitutes in two single-shell electric arc furnaces. During 2008, we completed construction of a second rolling mill to produce medium sections and continued the construction of our second caster at this facility. Our existing continuous caster is capable of casting four strands of various sized blooms and beam blanks, in varying lengths of 17 to 48 feet. We can transport the cast strands directly through a reheat furnace to our original four-stand, all reversing, hot rolling mill, to our new medium section rolling mill, or into a storage area for reheating and rolling in either mill at a later time. The hot rolling mills roll the product into either a structural steel product or a rail product. The addition of the new medium section mill allows us to add lighter-weight structural shapes and merchant bars to our product offerings from this facility. Our Columbia City, Indiana facility has achieved the ISO 9001:2000—ANSI/ISO/ASQ Q9001-2000 certification.

        Products.    We have the capability to produce various structural steel products such as wide flange beams, American Standard beams, miscellaneous beams, "H" Piling material, American Standard and miscellaneous channels, bulb angles, and "zee's." The following listing shows structural steel products and their intended markets:

Products	End Use
Wide flange, American Standard and miscellaneous beams	Framing and structural girders, columns, bridge stringers, ribs or stiffeners, machine bases or skids, truck parts, and construction equipment, parts
"H" Piling	Foundation supports
Channel sections	Diaphragms, stiffeners, ribs and components in built-up sections
Bulb angles and zee's	Steel building components

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

        Sales of structural steel products are sensitive to the level of construction activity including infrastructure development, which is in turn affected by such cyclical factors as general economic conditions, interest rates, inflation, consumer and government spending and employment.

        Markets.    According to the Steel Manufacturers Association, domestic structural steel consumption in 2006, 2007 and 2008 was approximately 8.7 million tons, 8.4 million tons and 7.6 million tons, respectively. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials. Customers in the United States markets accounted for 88% of the division's net sales in 2008.

        Competitors.    Our structural steel products compete with various electric arc furnace structural steelmakers, some of which have cost structures and flexible management cultures similar to our own. Notable competitors include Nucor Steel in Berkeley, South Carolina; Nucor-Yamato Steel in Blytheville, Arkansas; Gerdau Ameristeel in Midlothian, Texas and Petersburg, Virginia; and Arcelor Mittal in LaPlace, Louisiana. The Nucor mini-mills and the Gerdau Ameristeel mini-mills, have accounted for the majority of tons produced in North America over the past three years. We also believe, however, that both geography and product choice will play significant roles. There are currently no other structural mills located in the Midwest, one of the largest structural steel consuming regions in the United States, and we believe we can provide freight-saving and customer service benefits to service centers, fabricators and manufacturers located in the region. We also believe that most of Canada's structural steel consumption is located in Canada's eastern provinces, closer to us than to either of our two largest competitors. Moreover, we intend to provide a broad product mix, focusing on the mid-range and larger section served only by Nucor-Yamato Steel and Gerdau Ameristeel from locations more remote than our mini-mill.

Rail Products

        Our Columbia City, Indiana, mill also is designed to produce standard and premium grade rails for the railroad industry. We produced and shipped approximately 4,000 tons of industrial quality rails during 2008. In addition, we continue the development of our rail-welding facility, which we plan to use to weld our longer length rails to lengths up to 1,600 feet. Such long strings offer substantial savings to the railroads both in terms of initial capital cost and through reduced maintenance. In contrast, current production of rail in the United States, and available imported rail, is limited to 80-foot lengths, as a result of existing plant layout restrictions and the physical limitations of ocean freight.

        Products.    We are currently capable of manufacturing standard rail grades in a range of weights from 115 lbs. per yard to 141 lbs. per yard, in highly desirable 240 feet rail lengths, which no one else presently produces in or imports into the United States or Canadian rail markets.

        Customers.    The marketplace for steel rails in the United States and Canada, according to the AISI, averaged approximately 1 million tons during the last three years ended December 31, 2007, and is specialized, with approximately seven Class 1 railroad purchasers: Burlington Northern/Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation, Kansas City Southern Rail Network, and Canadian National Railway.

        Markets.    According to AISI data, domestic rail shipments averaged approximately 1 million tons over the 2005 to 2007 period, including standard rail and premium or head-hardened rail. Of the total shipments of rail during 2007, approximately 65% was produced by the two other U.S. rail producers and approximately 35% was imported, mainly from Japan and Europe. There are currently no rail producers in Canada.

        Competitors.    At present, the rail market is principally served by two producers: Rocky Mountain Steel in Pueblo, Colorado, a division of Evraz Oregon Steel Mills, Inc., and Arcelor Mittal Steel, in Steelton, Pennsylvania. Each of these producers has the capability to produce either standard or premium rail, although neither is currently equipped to produce rail in 240-foot lengths. Global competitors include high quality integrated and electric furnace steel producers in Europe and Asia, including Voest-Alpine, Nippon Steel, NKK, Tata and Moravia Steel.

Engineered Bar Products

        We purchased our Pittsboro, Indiana, bar mill in September 2002, and during 2004 completed a thorough upgrade and retrofit of the mill. The mill now produces a broad array of engineered special bar quality (SBQ), merchant bar quality (MBQ), and reinforcing bar products. The mill was originally constructed in 1997 as an SBQ mill and, as upgraded, consists of a 100-ton single-shell AC furnace, a three-strand continuous caster currently capable of casting both a 7"×7" billet and a 14"×10" bloom, a reheat furnace, and a rolling mill consisting of a roughing mill and intermediate mill, as well as reducing and sizing blocks used in the production of SBQ rounds. We produced 567,000 tons and 589,000 tons during 2007 and 2008, respectively at this facility, of which substantially all of the production was SBQ products. We generally employ this facility primarily for the manufacture of SBQ products. During 2007, we announced a rolling capacity expansion of the Pittsboro facility. This expansion was originally delayed due to equipment delivery schedules and is currently subject to the change in market conditions.

        During 2006, we constructed a bar finishing facility adjacent to the Pittsboro mill which provides various downstream finishing operations for our SBQ steel bars. The facility has an estimated annual processing capacity of 160,000 tons. Processing operations include turning, polishing, straightening, chamfering, precision saw-cutting and heat-treating capabilities. In addition, non-destructive testing services are available, including eddy current, flux leakage and ultrasonic inspection. The additional processing capabilities provide essential processes and services that have been requested by our growing SBQ customer base. Additionally, the Pittsboro mill has achieved the ISO 9001:2000—ANSI/ISO/ASQ Q9001-2000 certification.

        Products.    We are capable of producing a broad line of engineered SBQ products. SBQ products are uniquely designed for applications ranging from gears and shafts to mining equipment and oil patch tubing. We can produce SBQ rounds in sizes from 1 1/2 to 9 inches and SBQ round cornered squares in sizes from 2 to 8 inches. During 2008, we shipped approximately 566,000 tons, primarily all of which were SBQ products. Approximately 15% of our products produced had additional processing completed in our bar finishing facility.

        Customers.    SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers, steel service centers, and distributors. Major competitors include Caterpillar, One Steel Grinding, and Michigan Seamless Tube.

        Markets.    According to AISI data, domestic apparent hot rolled bar steel demand has averaged approximately 7 million tons nationally over the 2003 to 2007 period. According to the AISI, apparent demand of light structural shapes, also characterized by a major dimension of less than 3 inches, averaged between 1 million and 2 million tons annually during the 2003 to 2007 period. These amounts include both SBQ and merchant bar products.

        Competitors.    Our major competitors for SBQ products include Republic Engineered Products of Akron, Ohio; The Timken Company of Canton, Ohio; and Gerdau MacSteel in Jackson, Michigan and Monroe, Michigan and Mittal Steel USA in East Chicago, Indiana.

Merchant Bar Products

        Our primary merchant bar producing facility is our Roanoke, Virginia mill. Originally constructed in the mid-1950's this mini-mill has gone through several major upgrades and expansions during the past 50 years. Currently, the mill consists of a primary 100-ton electric arc furnace, a ladle metallurgy furnace, a five-strand continuous caster capable of casting up to a 6 inch square billets, a reheat furnace, and a rolling mill with automatic in-line straightening, shearing and bundling capabilities. Additionally, the Roanoke facility has achieved the ISO 9001:2000 certification.

        In 2008, the Roanoke facility produced 576,000 tons of billets of which 443,000 tons were rolled into finished steel products. The excess steel billet production is sold to mills without sufficient melting capacities, including some of our own mills such as our Steel of West Virginia facility. In addition, our steel fabrication operations also purchase angles from our Roanoke facility for use as a raw material.

        Products.    We are capable of producing a broad line of merchant steel products consisting of angles, plain rounds, flats, channels, and reinforcing bars of various lengths and sizes. We also produce various sizes and grades of billets for sale to outside customers who have insufficient melting capacities.

        Customers.    These merchant bar products are sold primarily to steel service centers as well as joist, rebar and OEM fabricators, while billets are sold to other steel mills.

        Markets.    As noted above, the apparent hot rolled bar steel demand has averaged approximately 7 million tons nationally over the 2003 to 2007 period according to AISI date. According to the AISI, apparent demand of bar-sized light shapes averaged between 1 million and 2 million tons annually during the 2003 to 2007 period. These amounts include both SBQ and merchant bar products.

        Competitors.    Our major competitors for merchant bar products are Nucor's operations in Darlington, South Carolina, Auburn, New York, Birmingham, Alabama, Jackson, Mississippi, Kankakee, Illinois, Marion, Ohio; Commercial Metals operations in Cayce, South Carolina and Birmingham, Alabama; and Gerdau Ameristeel operations in Charlotte, North Carolina, Cambridge, Ontario, Whitby, Ontario, Cartersville, Georgia, Jacksonville, Florida, Joliet, Illinois, Knoxville, Tennessee, Sayerville, New Jersey, and Jackson, Tennessee.

Specialty Shapes

        Our Steel of West Virginia mill in its current configuration dates back to the 1950's; although it has undergone significant modernizations and upgrades during the 1980's and 1990's. The plant consists of two 70-ton electric arc furnaces, a three strand continuous caster capable of casting squares from 4"×4" to 8"×8" and rectangles from 5"×4" to 4"×9 3/4", two rolling mills and various types of fabrication equipment. Unlike most other mills, Steel of West Virginia frequently performs finishing operations on its products, such as cutting to length, additional straightening, hole punching, shot blasting, welding and coating. Through this additional finishing, we create custom finished products that are generally placed directly into our customers' assembly operations. Steel of West Virginia has fabrication facilities in Huntington, West Virginia and Memphis, Tennessee. We produced 276,000 tons and 247,000 tons of various merchant and structural steel products at this facility during 2007 and 2008, respectively. Additionally, Steel of West Virginia has achieved the ISO 9001:2000 certification.

        Products.    We produce or fabricate specialty steel sections and custom-finished products, which are placed directly into customers' assembly lines. Our Steel of West Virginia's flexible manufacturing capabilities enable us to meet demand for a variety of custom ordered products.

        Customers.    Our customers are primarily OEM's producing truck trailers, industrial lift trucks, merchant products, guardrail posts, manufactured housing, mining, and off-highway construction equipment. While we have a wide variety of customers, the largest are in the truck trailer and industrial lift truck industries.

        Markets.    The markets that our Steel of West Virginia operations sell into are niche markets. We sell these products throughout North and South America, as well as Europe and Asia. Customers in the United States markets accounted for 94% of the division's net sales in 2008.

        Competitors.    Our major truck-trailer-beam competitor, a division of Gerdau Ameristeel, operates fabrication operations in Canada and near Memphis, Tennessee. Our industrial truck products compete with European operations, such as Mannstaedt in Germany; Corus in Skinnegrove, England; and Hoesch in Germany. Our other product offerings compete on a national basis with Nucor in Berkeley, South Carolina, Gerdau in Midlothian, Texas; and Gerdau in Cartersville, Georgia.

Metals Recycling and Ferrous Resources

Metals Recycling

        Our OmniSource metals recycling operations include both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services. In addition, OmniSource designs, installs and manages customized scrap management programs for industrial manufacturing companies at more than 100 locations throughout North America. Our steel mills utilize some of the steel scrap processed through OmniSource as raw material in our steelmaking operations, and some is also sold to other consumers such as other steel companies and foundries. OmniSource supplied our steel companies with approximately 40% of their ferrous raw material requirements during 2008.

        Our metal recycling operations, including Recycle South's facilities from the effective date of the merger on June 9, 2008, processed and/or brokered approximately 5.6 million tons of ferrous material in 2008. OmniSource also processed and brokered approximately 912 million pounds of nonferrous material in 2008. OmniSource's revenues by major scrap category in 2008 were approximately 48% ferrous, 51% nonferrous and 1% stainless. Sales inside the United States accounted for approximately 95% of the OmniSource's net sales in 2008.

        We sell various grades of ferrous scrap metals to steel mills and foundries, and we sell various grades of nonferrous metals such as copper, brass, aluminum and stainless steel. We generally sell these material to aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, smelters, specialty mills, alloy manufacturers and other consumers. Ferrous scrap metal is the primary raw material for electric arc furnaces such as those operated by our steel mills. Our mills do not utilize the nonferrous scrap. We purchase ferrous and nonferrous scrap metals, processed and unprocessed, in a variety of forms for our metals recycling facilities.

        Ferrous scrap comes from two primary sources: (i) manufacturers and industrial plants, metal fabrication plants, machine shops and factories which generate steel scrap referred to as prompt or industrial scrap, and (ii) scrap dealers, retail individuals, auto wreckers, demolition firms and others who generate steel and iron scrap referred to as "obsolete" scrap. Market demand and the composition, quality, size, weight and location of the materials are the primary factors that determine prices. We purchase nonferrous scrap from three primary sources: (i) manufacturers and other nonferrous scrap sources which generate or sell scrap aluminum, copper, stainless steel and other nonferrous metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense and recycling companies that generate nonferrous scrap consisting primarily of copper wire, aluminum beverage cans and various other metals and alloys; and (iii) retail individuals who deliver directly to our facilities material which they collect from a variety of sources. We also collect ferrous and nonferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes near these sources. The boxes are subsequently transported to our processing facilities.

        Our scrap metal recycling facilities consist of offices, warehouse buildings and open air collection and processing facilities of various sizes and acreages, equipped with specialized equipment for processing both ferrous and nonferrous metal. We receive, sort, process and store the metals. We equip our facilities with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators, which enable us to efficiently process large volumes of scrap metals. To facilitate processing, shipping and receiving, we equip our ferrous metal processing centers with presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. Cranes are utilized to handle scrap metals for processing and to load material for shipment. Many facilities have rail access as ferrous scrap is primarily shipped by open gondola railcar. Additionally, several of the metals recycling divisions have achieved the ISO 9001:2000 certification.

        Products.    Our scrap operations primarily involve the purchase, processing and resale of ferrous and nonferrous scrap metals into reusable forms and grades.

        We produce an array of ferrous products used in foundry and steel mill applications for use in our own steel mills or for resale to other customers through a variety of methods, including sorting, shearing, cutting, torching, baling, shredding, briquetting and breaking. Our major ferrous products include heavy melting steel, busheling, bundled scrap, shredded scrap and other scrap metal products such as steel turnings and cast iron. These products vary in properties or attributes related to cleanness, size of individual pieces and residual alloys. These factors are determined by the specific needs and requirements of the consumer and affect the individual product's relative value. We process nonferrous products, including aluminum, brass, copper, stainless steel and other nonferrous metals for use in foundry, mill refining, and smelting applications. Our Superior Aluminum Alloys operations produce specification aluminum alloys in the form of ingots, sows and molten metal. In addition, OmniSource provides transportation logistics (truck, rail, and river barge), management services, marketing, brokerage, and consulting services related to the scrap industry.

        Customers.    We sell processed ferrous scrap to end-users such as steel producing mini-mills like ours, integrated steelmakers, foundries, secondary smelters and metal brokers who aggregate materials for other large users. Most of our ferrous-scrap customers purchase processed scrap through negotiated spot sales contracts which establish a quantity purchase for the month. The price we charge for ferrous scrap depends upon market demand and transportation costs, as well as, the quality and grade of the scrap. In many cases, our selling price also includes the cost of transportation to the end-user.

        We sell processed nonferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, wire and cable producers, utilities and telephone networks.

        Markets.    According to the Institute of Scrap Recycling Industries (ISRI), more than 80 million tons of recycled iron and steel are processed annually in the United States. Worldwide scrap generation is estimated to be approximately 500 million tons per year. Scrap is a global commodity influenced by conditions in a number of industrialized countries throughout Asia, Europe and North America. ISRI estimates that 15.6 million tons of ferrous scrap was exported from the U.S. in 2007. Market pricing of scrap was characterized in 2008 by high volatility. For example, pricing for No. 1 bundles (a scrap commodity) ranged from $125 to $865 per ton in 2008.

        Scrap metal supplies are generated from a variety of sources. Industrial scrap or home scrap is generated from steel processing and manufacturing facilities utilizing steel in their production process. Obsolete scrap including post consumer waste, demolition of steel structures and automobiles represent a significant source of scrap generation. We do not purchase a material amount of scrap metal from a single source or from a limited number of major sources.

        Competitors.    The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting industrial scrap. In many cases we also purchase unprocessed scrap metal from smaller scrap dealers and other processors. Successful procurement of materials is determined primarily by the price offered by the purchaser for the raw scrap and the proximity of our processing facility to the source of the raw scrap. Both ferrous and nonferrous scrap sells as a commodity in both national and international markets, which are affected by relative economic conditions, currency fluctuations and the availability and cost of transportation. Competition for sales of processed scrap is based primarily on the price, quality and location of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery.

        We also face potential competition for sales of processed scrap from other producers of steel products, such as integrated steel mills and mini-mills, which may vertically integrate their current operations by entering the scrap metals recycling business, or by their attempting to secure scrap supply through direct purchasing from our suppliers. A number of steel manufacturers currently operate their own scrap yards. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability and relative prices of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices and/or lower demand for our scrap products.

        The industry is highly fragmented with many smaller family owned companies, although OmniSource also competes with a number of national and global companies, each of which has multiple locations in areas in which OmniSource also operates. These include The David J. Joseph Co. (acquired by Nucor Corporation in 2008), Sims Metal Management, Ferrous Processing and Trading Co., Aleris International, CMC, a division of Commercial Metals, Newell, and Darlington Shredding. In addition, OmniSource competes with many regional scrap companies. No single scrap metals recycler has a significant market share in the domestic market.

Ferrous Resources

  Sources, Availability and Cost of Steel Raw Materials.

        Scrap Metals.    Our principal raw material of our steel operations segment is scrap metal derived from, among other sources "home scrap," generated internally at steel mills themselves; industrial scrap, generated as a by-product of manufacturing; and "obsolete" scrap recycled from end-of-life automobiles, appliances, railroad cars, and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines.

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

        Many variables can impact scrap prices, all of which reflect the pushes and pulls of the supply demand equation. These factors include the level of U.S. new steel production (for high quality low residual scrap is a by-product of new steel manufacturing activity), the level of exports of scrap from the United States, the amount of obsolete scrap production and the effect of speculation on the amount of scrap offered on the market from time to time. Generally, as domestic steel demand increases, so does scrap demand and resulting scrap prices. The reverse is also normally, but not always, true with scrap prices following steel prices downward when supply exceeds demand. According to ISRI, scrap recyclers in the U.S. annually recycle more than 80 million tonnes of ferrous scrap and 8 million tons of nonferrous scrap.

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

        Scrap Substitutes.    Direct reduced iron, hot briquetted iron and pig iron can substitute for a limited portion of the steel scrap used in electric furnace mini-mill steel production. During 2008, we consumed 5.6 million tons of metallic materials in our steel making furnaces and approximately 7% (by weight) was scrap substitutes, mainly imported pig iron. Our Iron Dynamics operations, supplied 256,000 tons, of those scrap substitutes. All purchases of scrap substitutes were made on the spot market at prevailing market prices.

  Iron Dynamics

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

        Since the plant's initial start-up in August 1999, we have made continuous process, design and equipment modifications, as we encountered various quality and consistency issues with this pioneering technology. In connection with the liquid pig iron conversion process, the direct reduced iron is first liquefied and the hot liquid pig iron is then transferred in ladles to the flat roll mill's melt shop and combined with scrap steel in the mill's electric arc furnaces. During 2008, the Iron Dynamics facility produced 268,000 tonnes of direct reduced iron, of which 68,000 tonnes were converted into HBI and 148,000 tonnes were converted into liquid pig iron.

  Mesabi Nugget and Mesabi Mining

        We have begun construction on our announced Mesabi Nugget iron-making project at Hoyt Lakes, Minnesota. This plant is anticipated to be the world's first commercial iron-making facility to use the ITmk3® process, an iron-nugget production technology pioneered by Kobe Steel, Ltd., which Kobe Steel is licensing to the venture. We hold an equity position of $85 million or 81% equity interest, while Kobe Steel holds an equity position of $20 million, or 19% minority equity interest. The project involves the construction of a $265 million iron-nugget manufacturing facility utilizing iron-ore concentrate, coal, and natural gas. Annual iron-nugget production capacity is expected to be 500,000 tonnes. We anticipate that substantially all of the iron output from the planned nugget plant will be consumed in our mills. We believe that this new business will be capable of providing a cost effective source of iron units to our steel mills that is of equal or higher quality than purchased pig iron. We currently anticipate the production of nuggets to commence in the second half of 2009.

        We also plan to re-open an existing iron mine on the Mesabi Iron Range and to construct a facility for concentrating iron ore. We have purchased land on the Mesabi Iron Range in Minnesota that is expected to provide a long-term supply of iron ore. In the future, we plan to process the iron ore and use it as raw material feedstock for the nugget plant. In total, the cost of this venture is estimated to be approximately $165 million. Operations could begin in late year 2010.

Steel Fabrication Operations

        Our steel fabrication operations consists of our New Millennium Building Systems (New Millennium) production facilities located in Butler, Indiana; Continental, Ohio; Florence, South Carolina; Lake City, Florida; and Salem, Virginia. In December 2008, Our South Carolina operations were idled due to current market conditions. New Millennium has an annual estimated joist production capacity of 225,000 tons and an estimated deck production capacity of 170,000 tons.

        New Millennium fabricates trusses, girders, steel joists and steel decking. These products are sold to the non-residential building components market. Total production of all products was 287,000 tons during 2008. Our Flat Roll Division and Roanoke Bar Division supply a substantial portion of the steel utilized in these manufacturing operations.

        Products.    New Millennium produces steel building components, including steel joists, girders, and trusses. Our individual joist products include bowstring, arched, scissor, double-pitched and single-pitched joists. Our Butler, Salem, and Lake City plants also produce a full range of steel roof, form, and composite floor decking.

        Customers.    New Millennium's primary customers are non-residential steel fabricators. Other customers include metal building companies, general construction contractors and governmental entities. Our customers are located throughout the United States with a concentration in the eastern half of the country.

        Markets.    The steel joist and deck market in the United States over the past six years has annually averaged approximately 2.2 million tons of steel based trade association estimates.

        Competitors.    New Millennium's main competitors in the joist business are Vulcraft, a division of Nucor; Canam; Quincy Joist Co.; and CMC, a division of Commercial Metals. In the steel decking business, New Millennium's main competitors are Vulcraft; Wheeling Corrugating Co., Quincy Joist Co.; and CMC.

Energy Resources

        Electricity.    We have entered into a fixed price interruptible electricity supply agreement that extends through December 31, 2012 for our flat roll mill in Butler, Indiana. The contract allows our supplier to interrupt service in the event of an emergency or in response to various market conditions. Our other steel divisions purchase electricity at current market prices.

        Gas.    We purchase a portion of our steel operations' natural gas requirements at market prices and a portion by entering into hedging transactions on the futures markets for ultimate physical delivery in order to help minimize price volatility.

Patents and Trademarks

        We have eight major registered trademarks. One trademark is the mark "SDI" and a chevron alone. The second trademark is the mark "SDI" and a chevron and "Steel Dynamics, Inc." to the right of the chevron. The third trademark is the mark "SDI" and a chevron and "Steel Dynamics" to the right of the chevron. The fourth trademark is the mark "SDI" and an accompanying design of a steel coil and a chevron. The fifth trademark is "OmniSource Corporation" with the circle logo design. The sixth trademark is the slogan "The Best in Metals Recycling." The seventh trademark is "The Techs." The eighth trademark is "New Millennium Building Systems, LLC."

        We currently do not own any material patents or patent applications for technologies that are in use in our production processes.

Research and Development

        Our research and development efforts have consisted of efforts to develop or improve our operating practices, and our efforts to develop and improve alternative iron-making technologies through Iron Dynamics and our investment in Mesabi Nugget. With the exception of Mesabi Nugget, most of these research and development efforts have been conducted in-house by our employees.

Environmental Matters

        Our steel operations, metals recycling and ferrous resources, and steel fabrication operations are subject to substantial and evolving local, state and federal environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water and to sewer systems, and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. In particular, our steel manufacturing operations are dependent upon both state and federal permits regulating discharges into the air or into the water in order to operate our facilities. We believe that in all current respects our steel operations, metals recycling and ferrous resources, and steel fabrication operations are in material compliance with all provisions of federal and state laws concerning the environment and we do not currently believe that future compliance with such provisions will have a material adverse effect on our results of operations, cash flows or financial condition.

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

Employees

        Our work force consisted of 6,650 full time employees at December 31, 2008 of which approximately 10% were represented by collective bargaining agreements. The largest group of unionized employees is at Steel of West Virginia. The remaining unionized employees are located in 6 different OmniSource metals recycling locations each of which has its own agreement. We believe that our relationship with our employees is good.

Operation	Covered Employees	Expiration Date
Steel of West Virginia	259	June 19, 2009
OmniSource	42	April 30, 2009
	132	October 20, 2010
	9	November 14, 2010
	81	May 31, 2011
	92	September 30, 2011
	43	September 15, 2012

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

ITEM 1A.    RISK FACTORS

        Many factors could have an effect on our financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business and financial conditions. The factors described below represent our principal risks.

Risks Related to Our Industry

Our industry is affected by cyclical and global economic factors including the risk of a prolonged recession.

        Our financial results are substantially dependent upon overall economic conditions in the United States, in Europe and in Asia. A prolonged or a deepening recession in the United States, or globally, could substantially further decrease the demand for our products below already currently depressed levels and adversely affect our business. Many of our products are commodities, subject to cyclical fluctuations in supply and demand in both metal consuming industries and in construction. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn such as at present. Likewise, the pace of construction activity has historically slowed significantly during economic downturns and is already at historically low levels today. Moreover, many of our customers rely on access to credit to adequately fund their operations or to finance construction projects, and the inability of our customers to access credit facilities has affected and may continue to adversely affect our business by reducing our sales, increasing our exposure to uncollectible customer accounts and reducing our profitability.

        Our business supports cyclical industries such as commercial and government construction, energy, metals service center, automotive, petrochemical and original equipment manufacturing. These industries may experience significant fluctuations in demand for our products based on economic conditions, energy prices, consumer demand and decisions by governments to either fund or not to fund infrastructure projects such as highways, bridges, schools, energy plants and airports. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve continue to suffer a prolonged downturn, then our business may be further adversely affected.

Imports of steel into the United States have in the past adversely affected, and may yet again adversely affect, U.S. steel prices, which could impact our sales, margins and profitability.

        Excessive imports of steel into the United States as a result of excess world supply, have in recent years exerted, and may again in the future, exert downward pressure on U.S. steel prices, even at currently low levels, and may reduce or may negatively affect our ability to increase our sales, margins, and profitability. U.S. steel producers compete with many foreign producers, including those in China. Competition from foreign producers is typically strong and is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries. Greater steel exports to the United States tend to occur at depressed prices when steel producing countries experience periods of economic difficulty, decreased demand for steel products or excess capacity.

        In addition, we believe the downward pressure on, and periodically depressed levels of, U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. However, while some tariffs and quotas are currently in effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., many of these are only short-lived. When such tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices enable foreign steelmakers to export their steel products to the United States, even despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

China's current steelmaking overcapacity coupled with a reduction or slowdown in China's steel consumption could have a material adverse effect on domestic and global steel pricing and could result in increased steel imports into the United States.

        A significant factor in the worldwide strengthening of steel pricing prior to the third quarter of 2008 was the explosive growth in Chinese steel consumption, which had until the past year or so vastly outpaced that country's capacity to produce steel in sufficient quantity to serve its internal demand. The shortage of Chinese domestic steel supply resulted not only in heightened Chinese demand for imported steel and other raw materials, with a consequent upward spiral in worldwide steel pricing, but also led to a rapid and significant expansion of steel production capacity in China. That, however, in addition to the existence of a large amount of outdated, inefficient and government subsidized production capacity, has resulted in a situation in which China's steel producing capacity currently substantially exceeds that country's demand for certain steel products. China became a net exporter of more than 40 million tons in 2007. Therefore, a combination of a slowdown in China's economic growth rate and its consumption of steel, coupled with its own expansion of steelmaking capacity, has caused a reduction in, and could result in a substantial further weakening of both domestic and global steel demand and steel pricing. And, should Chinese steelmaking capacity further increase or its demand weaken, China might not only remain a net exporter of steel but many Asian and European steel producers whose steel output previously fed China's steel import needs could find their way into the U.S. market, through increased steel imports, thus either causing a erosion of margins or negatively impacting our ability to increase our prices.

The worldwide economic downturn and difficult conditions in the global capital and credit markets have affected and may continue to adversely affect our business and our industry, as well as the industries of many of our customers and suppliers, which are also cyclical in nature.

        Some of the markets in which our end-use customers participate, such as the automotive, consumer products, original equipment and construction industries, are cyclical in nature, thus posing a risk to us which is beyond our control. These markets are highly competitive, to a large extent driven by end-use markets, and may experience overcapacity, all of which may affect demand for and pricing of our products.

        Recent declines in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit, as well as volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and the profitability of our business. We are exposed to risks associated with the creditworthiness of our key suppliers and customers. In particular, we are exposed to risks associated with the ongoing decline of the automotive, consumer products, original equipment, manufacturing, construction and housing markets. These conditions have resulted in financial instability or other adverse effects at many of our suppliers and customers. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events may adversely affect our cash flow, profitability and financial condition.

        Moreover, the current worldwide financial crisis has reduced the availability of credit to fund or support the continuation and expansion of our customers' business operations. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Therefore, continued disruption of the credit markets has affected and could continue to adversely affect our customer's access to credit which supports the continuation and expansion of their businesses and could result in contract cancellations or suspensions, payment delays or defaults by our customers.

Volatility and major fluctuations in prices and limited availability of raw materials and energy, including energy prices, may constrain operating levels and reduce profit margins.

        Steel producers require large amounts of raw materials; the principal raw materials being scrap metal and scrap substitute products such as pig iron or pelletized iron. Although our vertical integration into iron making, through our Iron Dynamics operations, and our ongoing Mesabi Nugget project, and our entrance into the metals recycling business through our acquisition of OmniSource Corporation may enable us to be our own source for some of our metallics requirements, we will still need to rely on other metallics and raw material suppliers, as well as general industry supply conditions. During 2008 alone, prices for No. 1 bundles (a scrap commodity) reached a high of $865 per ton and also fell to a low of $125 per ton. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation.

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

        If prices for scrap and other raw materials and energy increase by a greater margin than corresponding price increases for the sale of our steel products, we may not be able to recoup such cost increases from increases in the selling prices of steel products, or our inability to pass on all or any substantial part of such cost increases through scrap or other surcharges or to provide for our customers' needs because of the potential unavailability of key raw materials or other inputs, may result in production curtailments or may otherwise have a material adverse effect on our business, financial condition, results of operations or prospects.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry, the scrap metal recycling industry and some of the industries we serve.

        The steel manufacturing business and the scrap metal recycling business are both cyclical in nature and the price of the steel we make or the steel scrap we utilize to manufacture that steel may fluctuate significantly due to many factors beyond our control. With our acquisition of OmniSource, a significant portion of our revenues and our operating results are now also dependent upon both ferrous and nonferrous scrap metal sales to other steel mills and foundries for use in their manufacturing operations. The timing and magnitude of these price fluctuations are difficult to predict. The sale of our manufactured steel products is directly affected by demand for our products in other cyclical industries, such as the automotive, oil and gas, gas transmission, residential and commercial/industrial construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries. Currently, the domestic automotive industry, which is a major consumer of new steel and a major generator of steel scrap, is suffering from a prolonged and unprecedented downturn, threatening their financial viability. Continued economic difficulties, stagnant economies, supply/demand imbalances and currency fluctuations in the United States or globally could further decrease the demand for our products or increase the amount of imports of steel into the United States, which would decrease our sales, margins and profitability. We are also particularly sensitive to trends and events, including strikes and labor unrest, that may adversely impact these industries. These industries are significant markets for our products and are themselves highly cyclical. Overall, we believe that rapid substantial price changes, should they continue to occur, will not be to our industry's benefit. Our customer and supplier base would be impacted due to uncertainty as to future prices. A reluctance to purchase inventory in the face of extreme price decreases or sell quickly during a period of rapid price increases would likely reduce our volume of business.

        Similarly, but not necessarily paralleling the price fluctuations in the steel business, the purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or we resell to others through our OmniSource facilities, are also currently and may continue to be highly volatile and beyond our control. As a metals recycler, we may attempt to respond to changing recycled metal selling prices by adjusting the scrap metal purchase prices we would pay, but our ability to do this may be limited by competitive or other factors and this, in turn, could adversely affect our sales and profitability.

Fluctuations in the value of the United States dollar relative to other currencies may adversely affect our business.

        Fluctuations in the value of the dollar can be expected to affect our business. A strong U.S. dollar makes imported metal products less expensive, potentially resulting in more imports of steel products into the U.S. by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports.

Compliance with and changes in environmental and remediation requirements could result in substantially increased capital requirements and operating costs.

        We are subject to comprehensive local, state, federal and international statutory and regulatory environmental requirements relating to, among other things:

  •
  the acceptance, storage, treatment, handling and disposal of solid and hazardous waste;

  •
  the discharge of materials into air;

  •
  the management and treatment of wastewater and storm water;

  •
  the remediation of soil and groundwater contamination;

  •
  natural resource damages; and

  •
  the protection of our employees' health and safety.

        Compliance with environmental laws and regulations, which affect both our steelmaking and our scrap processing operations, is a significant factor in our business. We must obtain and comply with environmental permits and licenses, and failure to obtain or the violation of any permit or license, if not remedied, could result in substantial fines and penalties, suspension of operations or the closure of a subject facility. Private parties might also bring claims against us for alleged property damage or personal injury resulting from the environmental impacts of our operations. Moreover, legal requirements change frequently, are subject to interpretation and have tended to become more stringent over time. Uncertainty regarding adequate pollution control levels, testing and sampling procedures, and new pollution control technology are factors that may increase our future compliance expenditures. We are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations, and we also cannot predict whether such costs can be passed on to customers through product price increases. Although we believe that we are in substantial compliance with all applicable laws and regulations, the cost of complying with existing laws or regulations as currently interpreted or reinterpreted in the future, or with future laws or regulations, may have a material adverse effect on our results of operations and financial condition.

        Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste. For example, our mills generate electric arc furnace (EAF) dust, which the United States Environmental Protection Agency (USEPA) and other regulatory authorities classify as hazardous waste. EAF dust requires special handling, recycling and disposal.

        In addition, the primary feed materials for the shredders operated by our scrap metal recycling facilities are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of unrecyclable material known as shredder fluff. After the segregation of ferrous and saleable nonferrous metals, shredder fluff remains. We, along with others in the recycling industry, interpret federal regulations to require shredder fluff to meet certain criteria and pass a toxic leaching test to avoid classification as a hazardous waste. We also endeavor to remove hazardous contaminants from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not normally considered or properly classified as hazardous waste. However, if laws or regulations, the interpretation of the laws or regulations, or testing methods change with regard to EAF dust or shredder fluff, we may incur significant additional expenditures.

        The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") enables USEPA and state agencies to recover from owners, operators, generators and transporters the cost of investigation and cleanup of sites which pose serious threats to the environment or public health. In connection with CERCLA and analogous state laws, we may be required to clean up contamination discovered at our sites including contamination that may have been caused by former owners or operators of the sites, conduct additional cleanup at sites where we have already participated in remediation efforts or to take remediation action with regard to sites formerly used in connection with our operations.

        In addition, we may be required to pay for, or to pay a portion of, the costs of remediation at sites to which we sent hazardous wastes for disposal, notwithstanding the original disposal activity accorded with all regulatory requirements. Pursuant to CERCLA, a potentially responsible party can be held jointly and severally liable for all of the cleanup costs associated with a third-party disposal site. In practice, a liable party often splits the costs of cleanup with other potentially responsible parties. OmniSource has received notices from USEPA, state agencies and third parties that it has been identified as potentially responsible for the cost of investigating and cleaning up several third-party disposal sites. In most cases, may other parties are also named as potentially responsible parties. Based upon information currently available to us, we do not believe the cost of remediation of these sites will have a material effect on our business.

        Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because USEPA and state agencies are still discovering sites that pose a threat to public health or the environment, we can provide no assurance that we will not become liable in the future for significant costs associated with investigation and remediation of additional CERCLA waste sites.

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

        A breach of any of the restrictions or covenants could cause a default under our senior secured credit agreement, other debt or our senior notes. A significant portion of our indebtedness then may become immediately due and payable if the default is not remedied.

We are exposed to risks associated with the current financial crisis.

        Financial markets in the U.S. and abroad have experienced extreme disruption, including severely diminished liquidity and credit availability resulting in volatilities in short-term borrowing costs and more stringent borrowing terms. Recessionary conditions in the global economy threaten to cause further tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates. These conditions may adversely affect our business in the future, particularly if there is further deterioration in the world financial markets and major economies. The current credit conditions may also adversely affect the business of our customers. Difficulties in obtaining capital may lead to the inability of some customers to obtain affordable financing to fund their operations, resulting in lower demand for our products. Furthermore, liquidity issues could impair the ability of those with whom we do business to satisfy their obligations to us.

        Should the recent constraints on access to credit continue for a prolonged period, some of our customers may struggle or fail to meet their obligations, especially if they in turn experience defaults or slow payment on receivables due from their customers. A prolonged recession could result in our incurring bad debt costs in excess of our expectations and prior experience. In certain markets consolidation, together with higher metals and other commodity prices, has resulted in an increased credit exposure being spread among fewer customers, often without a corresponding strengthening of these customers financial status.

We may not have sufficient cash flow to make payments on our senior unsecured notes and our other debt.

        As of December 31, 2008, we had $2.65 billion of indebtedness, which represented approximately 62% of our total consolidated capitalization, including current maturities of long-term debt.

        Our ability to pay principal and interest on our senior unsecured notes and our other debt and to fund our planned capital expenditures depends on our future operating performance. Our future operating performance is subject to a number of risks and uncertainties that are often beyond our control, including general economic conditions and financial, competitive, regulatory and environmental factors. Consequently, we cannot assure you that we will have sufficient cash flow to meet our liquidity needs, including making payments on our indebtedness.

        If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our notes or our other debt, we may have to sell assets, seek additional capital or restructure or refinance our debt. We cannot assure you that the terms of our debt will allow for these alternative measures or that such measures would satisfy our scheduled debt service obligations.

        If we cannot make scheduled payments on our debt:

  •
  our debt holders could declare all outstanding principal and interest to be due and payable;

  •
  the lenders under our senior secured credit agreement could terminate their commitments and commence foreclosure proceedings against our assets; and

  •
  we could be forced into bankruptcy or liquidation.

        The amount of our indebtedness may limit our financial and operating flexibility. For example, it could:

  •
  make it more difficult to satisfy our obligations with respect to our notes and our debt;

  •
  limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our notes and/or our debt, reducing our ability to use these funds for other purposes;

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

        The global markets in which steel companies and scrap processors conduct business are highly competitive and are becoming even more so due to the current global economic downturn and to consolidations in recent years in the steel industry and in the scrap industry. Increased competition could cause us to lose market share, increase expenditures or reduce pricing, any one of which could have a material adverse effect on our business, financial condition, results of operations or prospects. The global steel industry has historically suffered from substantial over-capacity, and excess capacity in some of our products will intensify price competition for such products. The global demand for steel scrap has also recently decreased, due to market conditions, causing a decrease in the price of scrap metals. A decrease in price could result in some scrap generators exiting the marketplace which could further decrease the availability of scrap. This shortage in availability of scrap could have a material adverse effect on both our steelmaking and our metals recycling operations and thus on our business, financial condition, results of operations or prospects.

We may be unable to pass on increases in the cost of steel scrap and other raw materials to our customers, which would reduce our earnings.

        If from time to time we are unable to pass on higher steel scrap and other raw material costs to our customers, we will be less profitable. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of prolonged increases in scrap and other raw material prices. Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. Moreover, some of our integrated steel producer competitors are not as dependent as we are on scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, give them a raw material cost advantage over mini-mills. In addition, our operations require substantial amounts of other raw materials, including various types of pig iron, alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions.

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

        On September 20, 2007, we announced that we are moving forward with our Mesabi Nugget iron-making project to construct the world's first commercial iron-making facility to use Kobe Steel Company's ITmk3® iron-making process, an undertaking involving an investment of approximately $265 million for the nugget facility and $165 million for the mining operation. On October 26, 2007, we completed the acquisition of OmniSource, one of the largest scrap processing, brokerage and industrial scrap management companies in North America, for a purchase price of approximately $1.1 billion. And on June 9, 2008, we acquired the remaining 75% equity interest in Recycle South, LLC that we did not already own, for an purchase price of $376 million.

        The success of any future business or acquisition will depend substantially on our ability to manage the acquired operations successfully and to integrate them with our existing operations in an efficient and effective manner. If we are unable to manage or integrate new operations successfully, our financial results could suffer. Additional risks associated with acquisitions include the diversion of management's attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the potential assumption of unknown liabilities, the potential risk of increasing the amount of our outstanding indebtedness and the inherent risks in entering markets or lines of business in which we have limited or no prior experience.

Technology, operating and start-up risks associated with our announced Mesabi Nugget project may prevent us from realizing the anticipated benefits and could result in a loss of our investment.

        While we and certain other current and former joint venture partners built and operated a successful small scale pilot project in Minnesota using Kobe Steel's proprietary ITmK3® iron-making process to produce a cost effective iron nugget product, which we plan to utilize as a scrap substitute feedstock in our steel making operations, we have no assurance that the full scale commercial plant we recently announced, in which we will be the dominant investor and owner, will be successful. Although, we believe that a full-scale commercial plant should be capable of consistently producing high-quality iron nuggets in sufficient quantities and at a cost that will compare favorably with the cost of steel scrap and scrap substitute products, including pig iron, there can be no assurance that these expectations can be achieved. We anticipate the capital costs of this project to be approximately $265 million for the nugget facility. If we encounter cost overruns, construction delays or systems or process difficulties during or after start-up, the anticipated capital costs could materially increase, the expected operating cost benefits from the development of this iron nugget product could be diminished or lost, and we could also lose our investment in the project. Moreover, we may undertake certain ancillary ventures related to the iron-making process, such as the mining and concentrating of taconite ore, a business in which we have no experience and that could entail substantial additional investment with no guarantees of success.

Hedging transactions may expose us to loss or limit our potential gains.

        Our product lines and operations may expose us to risks associated with commodity prices, interest rates and possible fluctuations in foreign currency exchange. As part of our risk management program, we may use financial instruments, including commodity futures or forwards, foreign currency exchange forward contracts and interest rate swaps. While intended to reduce the effects of the fluctuations, these transactions may also from time to time limit our potential gains or expose us to loss. Moreover, should any of our counterparties to such transactions or the sponsors of the exchanges through which these transactions are offered, fail to honor their obligations due to financial distress, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.

We are subject to litigation which could adversely affect our profitability.

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters and commercial and construction contract disputes. We were involved as the sole defendant in a February 1, 2008 lawsuit by Prime Eagle Group Limited, seeking damages in excess of $1.1 billion, but on February 23, 2008, pursuant to our Motion to Dismiss that action, the United States District Court for the Northern District of Indiana granted our Motion to Dismiss, with prejudice and denied the plaintiffs the right to amend their Complaint. We are also involved as one of nine defendants in a September 12, 2008 class action antitrust complaint by Standard Iron Works and others involving alleged antitrust violations of Section 1 of the Sherman Act. We and the other defendants have filed a joint Motion to Dismiss these actions. These lawsuits are described in more detail in Item 3 ("Legal Proceedings") of this Report. We are contesting and will continue to vigorously contest all these matters.

        Due to the uncertain nature of litigation, we cannot predict the outcome of these matters. These matters, however, could have a material adverse affect on our financial condition and profitability. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our financial condition and profitability. Although we are unable to estimate the dollar amount of exposure to loss, if any, in connection with many litigation matters, we make accruals as warranted. However, the amounts that we may accrue from time to time could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        These properties are owned by us and are not subject to any major encumbrances. We believe these properties are suitable and adequate for our current operations and are appropriately utilized. The following table describes our more significant properties as of December 31, 2008.

Operations	Location	Property Type	Site Acreage Owned	Site Acreage Leased
Steel Operations
Flat Roll Division:
Butler Operations	Butler, IN	Steel Manufacturing and Coating Facility	1,087	—
Jeffersonville Operations	Jeffersonville, IN	Steel Coating Facility	—	25
Structural and Rail Division	Columbia City, IN	Steel Manufacturing Facility	693	—
Engineered Bar Division	Pittsboro, IN	Steel Manufacturing and Finishing Facility	285	—
Roanoke Bar Division	Roanoke, VA	Steel Manufacturing Facility	301	—
Steel of West Virginia	Huntington, WV	Steel Manufacturing Facility	47	—
The Techs	Pittsburgh, PA	Steel Coating Facilities	16	2
Metals Recycling and Ferrous Resources
OmniSource:
Indiana	Multiple	Ferrous and Nonferrous Scrap Processing	672	28
Ohio	Multiple	Ferrous and Nonferrous Scrap Processing	239	22
Michigan	Multiple	Ferrous and Nonferrous Scrap Processing	301	11
Georgia	Multiple	Ferrous and Nonferrous Scrap Processing	87	17
South Carolina	Multiple	Ferrous and Nonferrous Scrap Processing	223	100
North Carolina	Multiple	Ferrous and Nonferrous Scrap Processing	478	—
Virginia	Multiple	Ferrous Scrap Processing	175	—
Tennessee	Multiple	Ferrous Scrap Processing	34	—
Iron Dynamics	Butler, IN	Scrap Substitute Facility	25	—
Mesabi Nugget	Hoyt Lakes, MN	Scrap Substitute Facility (under development)	*	*
Mesabi Mining	Hoyt Lakes, MN	Iron Ore Mining (under development)	*	*
Steel Fabrication Operations
New Millennium Building Systems:
Joist and Deck Operations	Butler, IN	Steel Fabrication Facility	95	—
Joist and Deck Operations	Lake City, FL	Steel Fabrication Facility	75	—
Joist and Deck Operations	Salem, VA	Steel Fabrication Facility	62	—
Joist Operations	Florence, SC	Steel Fabrication Facility (idle)	48	—
Joist Operations	Continental, OH	Steel Fabrication Facility	54	—
Corporate Headquarters	Fort Wayne, IN	Office Building (50,000 square feet)	N/A	N/A

*
The Mesabi Nugget and Mesabi Mining properties are located at the site of an open pit taconite mine on the Mesabi Iron Range near Hoyt Lakes, Minnesota. The site encompasses land owned outright by us (including mineral and surface rights) and land for which we acquired a leasehold interest (including mineral and surface rights). The properties were purchased from Cleveland Cliffs, Inc. and were formerly operated by LTV Corporation. The site is currently under development.

ITEM 3.    LEGAL PROCEEDINGS

        Steel Dynamics, Inc. as well as its various subsidiaries, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of these lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

        On February 1, 2008, Steel Dynamics, Inc. was served with a Complaint, filed in the United States District Court for the Northern District of Indiana, by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand. The complaint alleges that the company, which performed certain consulting services for a management company formed to assist a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998, caused NSM's start-up efforts to fail by falsely and fraudulently expressing its opinion that there were certain equipment and design issues that needed to be addressed. The complaint alleges damages in excess of $1.1 billion. The company believes that the allegations and claims set forth in the complaint are without merit and accordingly has not accrued a liability for this complaint. On April 30, 2008, the company filed a Motion to Dismiss the entire lawsuit, and on February 23, 2009, the court dismissed the complaint with prejudice and denied the plaintiffs leave to amend their complaint.

        On September 17, 2008, Steel Dynamics, Inc. was served with a class action antitrust complaint alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against Steel Dynamics and other steel manufacturing companies. The Complaint, filed in the United States District Court for the Northern District of Illinois in Chicago, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. Since the original filing, six additional lawsuits, each of them materially similar to the original, have been filed in the same federal court, each of them likewise seeking similar class certification. All but one of the Complaints purport to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and the present. The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products from the defendants within the same time period. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. Although the company believes that the lawsuits are without merit and plans to aggressively defend these actions, the company cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any. On January 2, 2009, the defendants in these cases including Steel Dynamics filed a Joint Motion to Dismiss all of the lawsuits. On January 30, 2009 the plaintiffs filed their response to the Motion to Dismiss, and on February 20, 2009 the defendants filed their reply.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K. Our common stock trades on The NASDAQ Global Select Stock Market under the symbol STLD. The following share data has been adjusted to reflect our two-for-one stock split effective March 2008. The reported high and low "intra-day" sales prices of our common stock and our dividend information for the two most recent fiscal years are set forth in the following table (in dollars):

	Common Stock Market Price
			Dividends Declared
	High	Low
2007
First Quarter	$22.14	$15.43	$.075
Second Quarter	24.77	19.46	.075
Third Quarter	24.88	16.81	.075
Fourth Quarter	30.67	21.77	.075
2008
First Quarter	$35.28	21.14	$.10
Second Quarter	40.92	32.28	.10
Third Quarter	38.67	15.47	.10
Fourth Quarter	16.94	5.18	.10

        As of February 13, 2009 we had 181,993,610 shares of common stock outstanding and held beneficially by approximately 25,800 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,800) is not representative of the number of beneficial holders.

        We declared our first quarterly cash dividend during July 2004 and continued quarterly dividends throughout 2008. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Issuer Purchases of Equity Securities

        We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2008.

Period 2008	Total Shares Purchased	Average Price Paid Per Share	Total Program Shares Purchased	Total Shares Still Available For Purchase Under the Program
October 3–8	1,392,091	$11.84	1,392,091	3,609,907

        On June 9, 2008, we issued 3.9 million shares of our common stock, together with cash and assumption of certain debt in a transaction exempt from registration pursuant to the provisions of Regulation D under the Securities Act of 1933, as amended, to the shareholders of Recycle South, LLC in connection with our $376 million acquisition of that company.

Total Return Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Steel Dynamics, Inc., The NASDAQ Composite Index
And The S&P Steel Index

    *$100 invested on 12/31/03 in stock & index-including reinvestment of dividents.
    Fiscal year ended December 31.

    Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.   SELECTED FINANCIAL DATA

        The following table sets forth the selected consolidated financial and operating data of Steel Dynamics Inc. The selected consolidated financial and operating data as of and for each of the years in the five-year period ended December 31, 2008 were derived from our audited consolidated financial statements. You should read the following data in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

        You should also read the following information in conjunction with the data in the table on the following page:

  •
  On June 9, 2008, we completed the acquisition of Recycle South, a privately-held, regional scrap metal recycling company located in the southeastern United States. Recycle South operations are reflected in our metals recycling and ferrous resources operating segment.

  •
  On October 26, 2007, we completed the acquisition of OmniSource Corporation, a privately-held scrap metal recycling and trading company. OmniSource operations are reflected in our metals recycling and ferrous resources operating segment.

  •
  On July 2, 2007, we purchased The Techs, three flat rolled steel galvanizing facilities. The Techs operations are reflected in our steel operating segment.

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

  •
  For purposes of reporting our shipments and production, steel operations include our Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, and the operations of The Techs. Steel fabrication operations include our New Millennium Building Systems plants. Metals Recycling and Ferrous Resources operations include our metals recycling operations, including OmniSource and Recycle South; and our scrap substitute facility, Iron Dynamics.

  •
  For purposes of calculating our "working capital", we deduct total current liabilities from total current assets as reported on our consolidated balance sheets.

  •
  All prior period share data has been adjusted to reflect the company's two-for-one stock split effective March 2008.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Operating data:
Net sales	$8,080,521	$4,384,844	$3,238,787	$2,184,866	$2,144,913
Costs of goods sold	6,849,262	3,468,855	2,408,795	1,699,717	1,541,423

Gross profit	1,231,259	915,694	829,992	485,149	603,490
Selling, general and administrative expenses	376,019	224,540	170,878	91,974	96,581

Operating income	855,240	691,154	659,114	393,175	506,909
Interest expense, net of capitalized interest	144,574	55,416	32,104	34,341	38,907
Other (income) expense	(33,147)	5,500	(4,545)	(1,792)	(7,031)

Income before income taxes	743,813	630,238	631,555	360,626	475,033
Income tax expense	280,427	235,672	234,848	138,841	179,719

Net income	$463,386	$394,566	$396,707	$221,785	$295,314

Basic earnings per share	$2.45	$2.12	$2.11	$1.24	$1.50

Weighted average common shares outstanding	189,140	186,321	187,863	178,484	197,147

Diluted earnings per share	$2.38	$2.01	$1.89	$1.09	$1.32

Weighted average common shares and share equivalents outstanding	194,586	196,805	211,548	206,568	225,153

Cash dividends declared per share	$.400	$.300	$.250	$.100	$.063

Other financial data:
Capital expenditures	$412,497	$395,198	$128,618	$63,386	$102,046
Ratio of earnings to fixed charges	5.05x	9.37x	17.20x	10.04x	10.02x
Other data:
Shipments
Steel operations (net tons)	5,608,898	5,550,207	4,757,610	3,559,371	3,423,372
Steel fabrication operations (net tons)	286,612	276,836	236,012	141,125	95,768
Metals recycling and ferrous resources
Ferrous metals (net tons)	5,553,540	1,090,758	90,149	—	—
Non-ferrous (thousands of pounds)	911,832	137,417	—	—	—
Iron Dynamics (net tons)	256,388	246,702	239,434	221,480	168,484
Other (net tons)	176,114	127,537	90,586	97,843	95,158
Steel operations production (net tons)	5,584,019	5,471,314	4,696,455	3,616,480	3,468,123
Man-hours per hot band ton produced	.34	.30	.29	.30	.30
Shares outstanding (in thousands)	181,820	190,324	193,967	172,736	193,943
Number of employees	6,652	5,940	3,490	1,795	1,645
Balance sheet data:
Cash and equivalents	$16,233	$28,486	$29,373	$65,518	$16,334
Working capital	738,934	791,703	636,707	518,556	444,311
Net property, plant and equipment	2,072,857	1,652,097	1,136,703	999,969	1,024,044
Total assets	5,253,577	4,519,453	2,247,017	1,757,687	1,733,619
Long-term debt (including current maturities)	2,650,384	2,029,845	438,878	440,575	448,379
Stockholders' equity	1,623,886	1,529,196	1,231,108	879,868	847,122

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

        This report contains some predictive statements about future events, including statements related to conditions in the steel marketplace, our revenue growth, and costs of raw materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as "forward-looking," subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Such predictive statements are not guarantees of future performance, and actual results could differ materially from our current expectations. Factors that could cause such predictive statements to turn out other than as anticipated or predicted include, among others: changes in global economic conditions affecting steel consumption, steel scrap and non-ferrous material consumption: continuation of the current financial crisis; increased foreign imports; reduced domestic exports; increased price competition; difficulties in integrating acquired businesses; risks and uncertainties involving new products or new technologies; changes in the availability or cost of steel scrap or substitute materials; increases in energy costs; occurrence of unanticipated equipment failures and plant outages; labor unrest; and the effect of the elements on production or consumption.

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

Operations

        We are one of the largest steel producers in the United States based on an estimated annual steelmaking capability approaching six million tons, with 2008 shipments from steel operations, including galvanizing, totaling 5.6 million tons. Pursuant to our acquisitions of OmniSource Corporation in October 2007 and Recycle South in 2008, we are also now one of North America's largest scrap recycling companies, with ferrous metals shipments of 5.6 million tons and non-ferrous shipments of 911.8 million pounds during 2008.

  •
  Steel Operations.  Steel operations include our Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. Steel operations accounted for 63%, 81%, and 89% of the company's consolidated net sales during 2008, 2007 and 2006, respectively. The Flat Roll Division accounted for 24%, 32%, and 48% of our consolidated net sales during 2008, 2007 and 2006, respectively. This decreased concentration in steel operations and flat rolled products reflects our continued growth and escalating product diversification.

    Our Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized,

    Galvalume® and painted products. Our Structural and Rail Division sells structural steel beams and pilings and is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. Our Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. Our Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. SWVA primarily sells merchant beams, channels and specialty structural steel sections. The Techs was acquired in July 2007 and operates three galvanizing lines specializing in the galvanizing of specific types of flat rolled steels in non-automotive applications. Our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

  •
  Metals Recycling and Ferrous Resources Operations.  Metals recycling and ferrous resources operations include the revenues and expenses associated with our OmniSource and Recycle South locations. In addition our Iron Dynamics (IDI) facility is included in this segment, as well as the impact related to the construction of the Mesabi Nugget iron-making facility and future mining operations in Hoyt Lakes, Minnesota. Output from these operations is generally used as raw materials within our steel operations. Metals recycling and ferrous resources operations accounted for 31% and 9% of our consolidated net sales during 2008 and 2007, respectively.

  •
  Steel Fabrication Operations.  Steel fabrication operations include our New Millennium Building Systems plants located in the Midwest and southeastern United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 5%, 8% and 8% of our consolidated net sales during 2008, 2007 and 2006, respectively.

Acquisitions

        Sturgis Iron & Metal.    On June 24, 2008, we completed our acquisition of certain assets of Sturgis Iron & Metal, an operator of scrap collection and processing locations in Indiana, Michigan and Georgia. The assets were purchased for approximately $43.4 million in cash through bankruptcy proceedings and are operated as a part of OmniSource and reported in our metals recycling and ferrous resources segment. We purchased the assets to continue our expansion of our metals recycling operations and have begun operating three of the ten acquired locations. Sturgis Iron & Metal operations represented less than 1% of segment total sales and gross margin during the period since its acquisition.

        Recycle South    On June 9, 2008, we completed our acquisition of Recycle South, one of the nation's largest, privately-held, regional scrap metal recycling companies, headquartered in Spartanburg, South Carolina. OmniSource (which already owned 25% of Recycle South), acquired the remaining 75% equity interest for a purchase price of approximately $376.3 million. We paid approximately $236.6 million in cash, including transaction costs, and issued 3,938,000 shares of Steel Dynamics, Inc. common stock valued at $139.8 million. In addition, we assumed $144.9 million of net debt, of which approximately $142.8 million was repaid upon the closing of the acquisition.

        We purchased Recycle South to expand our metals recycling business. Recycle South provides a significant presence in the southeastern United States through its 22 locations within North Carolina, South Carolina and Georgia. Recycle South's consolidated operating results have been reflected in our financial statements since June 9, 2008, in the metals recycling and ferrous resources reporting segment. Recycle South operations are reflected in our financial statements from the effective date of the merger, June 9, 2008, through December 31, 2008. The addition of Recycle South added shipments of 830,000 tons of ferrous metals and 80.7 million pounds of non-ferrous materials to the metals recycling and ferrous resources segment during 2008. Net sales during the period were $474.1 million, or 13% of the segment annual total, and gross margin was $40.3 million, or 17% of the segment annual total.

        OmniSource.    On October 26, 2007, we completed our acquisition of 100% of the stock of OmniSource, a privately owned ferrous and non-ferrous scrap processing and trading company. We paid approximately $449.1 million in cash, including transaction costs, and issued 19.4 million shares (March 2008 two-for-one stock split adjusted) of our common stock with a value of approximately $455.0 million. In addition, we assumed approximately $210.6 million of debt, which we repaid on the closing of the acquisition. We have in the past, and will continue in the future, to purchase a portion of our raw material needs for the steel operations segment from OmniSource.

        We purchased OmniSource to significantly expand our strategic expansion into the steel scrap and recycled metals sector. OmniSource primarily procures and processes an array of ferrous and non-ferrous scrap materials and also provides brokerage and materials management services for these materials. Aside from the fact that scrap is the single largest cost component for our steelmaking operations, the acquisition, along with the acquisition of Recycle South, provides an entry for further profitable growth in a sector that is continuing to grow on a global basis. OmniSource employs approximately 2,000 people in 50 facilities located in the eastern United States and Canada.

        OmniSource operates as a wholly-owned subsidiary of Steel Dynamics and continues to focus on the ferrous and nonferrous scrap processing, brokerage, and industrial scrap management needs of its customers. OmniSource operations are reported in our metals recycling and ferrous resources operating segment. OmniSource operating results are reflected in our financial statements from the effective date of the merger, October 26, 2007, through December 31, 2008.

        The Techs.    On July 2, 2007, we purchased The Techs for approximately $373.4 million, which was funded from our existing senior secured revolving credit facility. The Techs is a Pennsylvania-based flat rolled steel galvanizing company, which consists of three non-union galvanizing facilities: GalvTech, MetalTech, and NexTech. Each facility specializes in the galvanizing of specific types of flat rolled steels in non-automotive applications, servicing a variety of customers in the HVAC, commercial construction, and consumer goods markets. About 97% of The Techs sales are to customers in the eastern U.S. and the Midwest. We purchased The Techs to expand our market-share in the value-added steel coating business. With the addition of The Techs, we have an annual estimated galvanizing capacity of approximately 2 million tons. The Techs complements our three existing galvanizing lines located in Butler, Indiana and Jeffersonville, Indiana. The purchase of The Techs allows us to access markets that require widths or gauges that our existing facilities can not currently supply. The Techs operations are reflected in our steel operations segment. The Techs operating results are reflected in our financial statements from the effective date of the merger July 2, 2007, through December 31, 2008.

Income Statement Classifications

        Net Sales.    Net sales from our operations are a factor of net tons shipped, product mix and related pricing. We charge premium prices for certain grades of steel, product dimensions, certain smaller volumes, and for value-added processing or coating of the steel products. Except for our steel fabrication operations segment, we recognize revenue from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product is transferred to the customer. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. Net sales from steel fabrication are recognized from construction contracts utilizing a percentage-of-completion method, which is based on the percentage of steel consumed to date as compared to the estimated total steel required for each contract.

        Costs of Goods Sold.    Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs for our steel operations are steel scrap and scrap substitutes, alloys, zinc, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and freight. Our metallic raw materials, steel scrap and scrap substitutes, represent the most significant single component of our costs of goods sold. The primary costs related to our metals recycling and ferrous resources operations is the cost of raw materials, freight costs, and processing expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include, among other items, labor and benefits, professional services, insurance expense, property taxes, profit-sharing, and amortization of intangible assets.

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

  Operating Results 2008 vs. 2007

        Net income was $463.4 million or $2.38 per diluted share during 2008, compared with $394.6 million or $2.01 per diluted share during 2007. Our gross margin percentage was 15% and 21% during 2008 and 2007, respectively. The decrease in our gross margin percentage during 2008 was due primarily to the inclusion of The Techs and OmniSource in our 2008 financial results, as well as Recycle South during the second half of the year. Although The Techs generally elicits higher selling values due to value-added products, the gross margin for the galvanized steels produced by The Techs is lower than that of our other galvanizing lines due to the incremental cost of purchasing a steel coil to be coated versus producing that coil at cost, as we do at our Flat Roll Division. OmniSource and Recycle South are primarily engaged in the collection and processing of ferrous and non-ferrous materials for resale to steel producers, brokers, and other processors. This type of business operates at lower margins than we have historically experienced as a steel producer.

        Gross Profit.    During 2008, our net sales increased $3.7 billion, or 84%, to $8.1 billion. While shipping volumes increased modestly during 2008 in our steel operations and steel fabrication operating segments due to the full-year inclusion of The Techs acquisition in 2008, our metals recycling and ferrous resources operating segment experienced a significant increase in volumes compared to 2007 because of the full-year inclusion of OmniSource operations, as well as the acquisition of Recycle South in June 2008.

  —Steel Operations

	Twelve Months Ended December 31,
	2008	2007	2006
Shipments (net tons)
Flat Roll Division	2,328,805	2,495,360	2,541,251
Structural and Rail Division	1,095,095	1,174,776	1,018,426
Engineered Bar Products Division	566,190	546,585	502,169
Roanoke Bar Division	530,452	595,041	458,327
Steel of West Virginia	264,695	283,568	237,437
The Techs	823,661	454,877	—

Total shipments	5,608,898	5,550,207	4,757,610
Intra-company	(447,729)	(494,576)	(401,609)

External shipments	5,161,169	5,055,631	4,356,001

        Steel operations accounted for 63%, 81%, and 89% of our consolidated net sales and 75%, 88%, and 96% of our consolidated gross margin during 2008, 2007, and 2006, respectively. Our Flat Roll Division decreased shipments by 167,000 tons, or 7%, and our Structural and Rail Division decreased shipments by 80,000 tons, or 7%. These divisions were negatively impacted in the late third quarter and fourth quarter of 2008 by the weak economy and dramatic decrease in steel scrap prices. Our Engineered Bar Products Division increased shipments by 20,000 tons, or 4%, during this period as a result of increased demand for special-bar-quality products and the continued development of longer-term customer supply relationships. In 2008 our Roanoke Bar Division and Steel of West Virginia shipped 530,000 tons and 265,000 tons, respectively, compared to 595,000 tons and 284,000 tons, respectively, during 2007. The Techs operations increased shipments by 369,000 tons due to the inclusion of a full year of operations during 2008.

Average Quarterly Steel Selling Prices

        Our 2008 average steel operations' selling price per ton shipped increased $284 compared with 2007. During 2008 strong demand for our steel products during the first half of the year allowed us to increase our annual average selling price by more than 41%. However, throughout the late third quarter and fourth quarter of 2008, demand and selling prices for our steel products fell dramatically due to the weakening of the economy and a swift decline in steel scrap costs. We currently anticipate a substantial decrease in our steel operations' average pricing in 2009 compared to 2008 due to the continued weak economy and demand for our steel products.

        Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations increased $164 during 2008 as compared to 2007. During 2008 and 2007 our metallic raw material costs represented 63% and 50% of our steel operation's manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. During the fourth quarter of 2008, our steel operations' costs of goods sold included approximately $26 million in increased costs in order to value our inventories at market value, which was below our cost. We anticipate steel scrap prices to remain relatively low during 2009 which, when combined with the revaluation of our inventories at the end of 2008 and the consumption of previously purchased higher-priced steel scrap, should result in a lower-cost posture entering 2009.

  —Steel Fabrication Operations

        Steel fabrication operations accounted for 5%, 8% and 8% of our consolidated net sales and 4%, 7% and 5% of our consolidated gross margin during 2008, 2007, and 2006, respectively. Our average steel fabrication operations' selling price per ton shipped increased $5, or less than 1%, during 2008 when compared with 2007. The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During 2008 and 2007, respectively, the cost of steel products purchased represented 79% and 67% of the total cost of manufacturing for our steel fabrication operations. The weak economy and decreased activity in non-residential construction had a negative impact on this operating segment during the latter half of 2008. We anticipate non-residential construction to remain slow during 2009, resulting in decreased shipping volumes and selling prices for this segment of our operations compared to 2008.

Average Quarterly Fabrication Selling Prices

  —Metals Recycling and Ferrous Resources Operations

        Metals recycling and ferrous resources operations accounted for 31% and 9% of our consolidated net sales and 22% and 5% of our consolidated gross margin during 2008 and 2007, respectively. Our metals recycling operations primarily engage in the brokerage, collection and processing of ferrous and non-ferrous metals for resale to steel companies, brokers and other metals processors. We acquired OmniSource in October 2007 and Recycle South in June 2008; therefore, our 2008 segment results are significantly higher than our results for 2007. During 2008, this segment recorded shipments of 5.6 million tons of ferrous metals and 911.8 million pounds of non-ferrous materials. In addition 256,000 tons of scrap substitute materials were shipped to, and consumed by, our steel operations segment.

        The results of the metals recycling and ferrous resources operations include the consolidated results of Recycle South beginning June 9, 2008 and OmniSource beginning October 26, 2007.

        Elevated global demand for commodity products, including ferrous and non-ferrous materials, in addition to decreased availability of domestic ferrous materials due to the decrease in industrial generation of ferrous scrap, drove a tightening of availability and unprecedented cost increases for ferrous materials during the first half of 2008. However, global demand precipitated a sharp decline in ferrous and non-ferrous material costs at the end of the third quarter and throughout the fourth quarter of 2008. During the fourth quarter of 2008, our metals recycling operations' costs of goods sold included approximately $10 million in increased costs due to reduction in inventory values that were recorded at a cost level which was higher than current market values. We anticipate ferrous and non-ferrous material costs will most likely remain relatively stable during 2009.

Consolidated Results 2008 vs. 2007

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (including profit sharing and amortization expenses) were $376.0 million during 2008, as compared to $224.5 million during 2007, an increase of $151.5 million, or 67%. Our selling, general and administrative expenses represented 5% of our total net sales during both 2008 and 2007.

        We recorded expense of $61.7 million and $50.2 million during 2008 and 2007, respectively, related to our Steel Dynamics performance-based profit sharing plan allocation. During 2008 the company's board of directors modified the contribution percentage for this plan to consist of 2% of consolidated pretax earnings plus a unique percentage of each of the company's operating segments' pretax earnings. The resulting total contribution percentage was 8.3% of consolidated pretax earnings during 2008. The plan allocation was calculated on 8.0% of pretax earnings during 2007. During 2008 and 2007, respectively, we recorded additional profit sharing expense of $5.3 million and $8.3 million, related to certain subsidiaries whose employees did not participate in the aforementioned plan.

        Amortization expense increased $29.4 million, or 245%, during 2008 compared to 2007. This increase reflects the addition of finite-lived intangible assets related to the acquisitions of OmniSource and Recycle South in October 2007 and June 2008, respectively. The Recycle South valuation of finite-lived intangibles is still preliminary, which could cause a change in the amount of amortization on a go forward basis.

        Interest Expense, net Capitalized Interest.    During 2008, gross interest expense increased $93.3 million, or 135%, to $162.4 million and capitalized interest increased $4.1 million to $17.8 million, when compared to 2007. This increase in interest expense was due to increased debt levels of $621 million. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. We currently anticipate gross interest expense to remain somewhat comparable for 2009.

        Other Income, net Other Expense.    Other income was $33.1 million during 2008, as compared to other expense of $5.5 million during 2007. During 2008, other income of $20.2 million was attributable to earnings from investments in scrap procurement and processing entities which were accounted for under the equity method of accounting. As of the date of its acquisition, Recycle South, which was $20.4 million of other income during 2008, is no longer included in these earnings, as its results are consolidated in our financial statements after acquisition. In addition, we also realized gains on sales of marketable securities during 2008 of $8.6 million. During 2007, other income was offset by $7.1 million of expense related to the call premium associated with the redemption of our 9 1/2% notes and the termination of a related fixed-to-floating interest rate swap which resulted in a $5.0 million loss on hedging activities

        Income Taxes.    During 2008, our income tax provision was $280.4 million, as compared to $235.7 million during 2007. Our effective income tax rate was 37.7% and 37.4% during 2008 and 2007, respectively. We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

        Included in the balance of unrecognized tax benefits at December 31, 2008 are potential benefits of $38.5 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During 2008, we recognized interest of $778,000, net of tax, and penalties of $187,000. At December 31, 2008, we had $7.0 million accrued for the payment of interest and penalties.

        We file income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) completed an examination of our federal income tax returns for 1997 through 2001 in the third quarter of 2007. The final examination adjustments did not result in a material change to the company's financial position or results of operations. The state of Indiana completed its examination of the calendar years 2000 through 2005 in the third quarter of 2008. The total tax paid to settle the examinations was $20.7 million. This amount was included in the balance of the unrecognized tax benefits recorded when we adopted FIN 48 on January 1, 2007. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of state income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $2.0 million by the end of 2009, primarily related to state nexus issues. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2005.

Consolidated Results 2007 vs. 2006

        Net income was $394.6 million or $2.01 per diluted share during 2007, compared with $396.7 million or $1.89 per diluted share during 2006. Our gross margin percentage was 21% and 26% during 2007 and 2006, respectively. The decrease in our gross margin percentage during 2007 was due to several factors, primarily weaker flat roll steel markets and the acquisition of The Techs and OmniSource. Although The Techs generally elicits higher selling values due to value-added products, the gross margin for the galvanized steels produced by The Techs is lower than that of our other galvanizing lines due to the incremental cost of purchasing a steel coil to be coated versus producing that coil at cost, as we do at our Flat Roll Division. OmniSource is primarily engaged in the collection and processing of ferrous and non-ferrous materials for resale to steel producers, brokers, and other processors. This type of business operates at lower margins than we have historically experienced as a steel producer.

        Gross Profit.    During 2007, our net sales increased $1.1 billion, or 35%, to $4.4 billion, while our consolidated shipments increased 1.5 million tons, or 32%, to 6.2 million tons, when compared with 2006. The increase in shipments was due to increased shipments at several of our steelmaking operations and to shipments from our acquired operations: The Techs and OmniSource. Our Flat Roll Division decreased shipments by 46,000 tons, or 2%. Our Structural and Rail Division increased shipments by 156,000 tons, or 15%, which resulted from increased demand for structural products for the non-residential construction industry. Our Engineered Bar Products Division increased shipments by 44,000 tons, or 9%, during this period as a result of increased demand for special-bar-quality products and the continued development of longer-term customer supply relationships. In 2007 our Roanoke Bar Division and Steel of West Virginia shipped 595,000 tons and 284,000 tons, respectively, for the full year compared to 458,000 tons and 237,000 tons, respectively, for the period April 12, 2006 to December 31, 2006.

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

        During April 2006, we purchased three additional joist manufacturing facilities which were included in the operations of our steel fabrication segment. Our average steel fabrication operations' selling price per ton shipped increased $146, or 13%, during 2007 when compared with 2006. The purchase of various steel products is the largest single cost of production for our fabrication operations. During 2007 and 2006, respectively, the cost of steel products purchased represented 67% and 69% of the total cost of manufacturing for our fabrication operations.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (including profit sharing an amortization expenses) were $224.5 million during 2007, as compared to $170.9 million during 2006, an increase of $53.6 million, or 31%. Our selling, general and administrative expenses represented 5% of our total net sales during both 2007 and 2006. During 2007, we incurred an expense of $2.3 million related to the write-off of previously capitalized financing costs when we redeemed our $300 million 9 1/2% senior notes due 2009 (9 1/2% Notes).

        We recorded expense of $50.2 million and $45.0 million during 2007 and 2006, respectively, related to our Steel Dynamics performance-based profit sharing plan allocation which is currently calculated as 8% of pretax earnings. During 2007 and 2006, respectively, we recorded additional profit sharing expense of $8.3 million and $5.3 million, related to certain subsidiaries whose employees did not participate in the aforementioned plan. Our board of directors approved an increase from 6% to 8% in the profit sharing rate effective August 1, 2006, in recognition of the additional plan participants added as a result of acquisition activity.

        Interest Expense, net Capitalized Interest.    During 2007, gross interest expense increased $35.3 million, or 105%, to $69.1 million and capitalized interest increased $12.0 million to $13.7 million, when compared to 2006. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our steel operations and steel fabrication operations. During 2007, interest expense was also reduced by $3.4 million related to the recognition of the remaining unamortized bond premium associated with the redemption of our 9 1/2% Notes.

        Other Income, net Other Expense.    Other expense was $5.5 million during 2007, as compared to other income of $4.5 million during 2006. During 2007, other expense was principally comprised of $7.1 million of additional expense related to the call premium associated with the redemption of our 9 1/2% Notes and the termination of a related fixed-to-floating interest rate swap which resulted in a $5.0 million loss on hedging activities. These expenses were partially offset by interest income, certain non-operating revenues, and income from certain equity investments. During 2006, other income was principally comprised of certain non-operating revenues recognized at several of the Roanoke Electric subsidiaries.

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

        Working Capital.    During 2008, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals decreased $22.7 million to $986.4 million compared to December 31, 2007. Trade receivables decreased $211.2 million, or 30%, during 2008 to $502.9 million, of which more than 95% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 10% and 6% of our outstanding trade receivables at December 31, 2008 and 2007, respectively. Trade receivables declined substantially during the fourth quarter of 2008 due to a sharp decrease in shipping volumes and product prices. The dollar value of our raw materials, primarily steel scrap inventories, increased by approximately $93.9 million during the year; conversely, the value of our finished goods inventories decreased by approximately $9.7 million over the same period. During 2008 our total inventories increased $118.8 million, or 13%, to $1.0 billion. Of this increase in total inventories, $34.0 million was the result of the acquisition of Recycle South. The remaining increase during the year was driven primarily by the significant increase in the cost and volume of our steel scrap inventories at December 31, 2008. Our trade payables and general accruals decreased $69.6 million, or 11%, during 2008. This is a reflection of the slowdown in our production process during the fourth quarter of 2008.

        Capital Expenditures.    During 2008, we invested $412.5 million in property, plant and equipment, of which $116.6 million related primarily to the addition of a second rolling mill and second caster at our Structural and Rail Division, $81.9 million related to OmniSource operations and $107.0 million related to construction at Mesabi Nugget, our planned iron-nugget manufacturing facility. The remaining capital expenditures primarily represented improvement projects at our other facilities. We believe these capital investments will benefit our net sales and related cash flows as each project develops.

        Capital Resources and Long-term Debt.    During 2008, our total outstanding debt increased $620.5 million to $2.7 billion. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities divided by the sum of our long-term debt and our total stockholders' equity, was 62% and 57% at December 31, 2008 and 2007, respectively. At December 31, 2008, there were outstanding borrowings of $366.0 million under our $874.0 million senior secured revolver and $568.2 million outstanding under our term A loan (both due July 2012).

        The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. The financial covenants state that we must maintain at all times an interest coverage ratio of not less than 2.00:1.00 and must maintain a total debt to consolidated last-twelve-months trailing EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transaction adjustments as defined in the credit agreement) ratio of not more than 5.00:1.00. If the total debt to EBITDA ratio exceeds 3.50:1.00, then our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited to $25 million per quarter. We were in compliance with these covenants at December 31, 2008, and believe we will remain in compliance during the next twelve months. Our interest coverage ratio was 7.05 and our total debt to EBITDA ratios was 2.35 at December 31, 2008.

        During April 2008, we issued $500 million of 7 3/4% Senior Notes due 2016 (7 3/4% Notes). The net proceeds from the 7 3/4% Notes were used to repay amounts outstanding under our senior secured revolving credit facility and for general corporate purposes, including the acquisition of Recycle South as described in Note 2.

        During 2008, holders of our convertible subordinated 4.0% notes converted the remaining $37.3 million of the notes to Steel Dynamics common stock, resulting in the issuance of 8.8 million shares of our treasury stock.

        Common Stock Purchases.    During 2008, we purchased 22.3 million shares of our common stock in open market trades at an average purchase price of $22.50 per share. As of December 31, 2008, 3.6 million shares remain authorized and available for purchase. Our board of directors authorized increases of 5.0 million, 10.0 million and 5.0 million shares to our existing share repurchase program on July 29, 2008, August 26, 2008, and September 17, 2008, respectively.

        Cash Dividends.    We declared cash dividends of $75.2 million, or $.40 per share, during 2008; $55.6 million, or $.30 per share, during 2007; and $47.8 million, or $.25 per share, during 2006. We paid cash dividends of $71.3 million, $55.6 million and $37.5 million during 2008, 2007 and 2006, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

        Two-for-One Stock Split.    Our board of directors authorized a two-for-one stock split, effective for shareholders of record at the close of business on March 19, 2008, and increased our authorized common shares from 200 million with a par value of $.005 per common share to 900 million shares (with the approval of shareholders on May 21, 2008) with a par value of $.0025 per common share. All prior period share and per share amounts have been adjusted to reflect the stock split.

        Other.    Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next two years for making required payments of principal and interest on our indebtedness, funding working capital requirements and anticipated capital expenditures.

        During 2009, we currently anticipate spending approximately $270 million on capital improvement projects at our existing facilities and on, among others, the following capital projects: approximately $46 million in connection with the completion of a second caster at our Structural and Rail Division; $125 related to the Mesabi Nugget project; $32 million in connection with various scrap processing projects and $67 million of various smaller individual projects at our existing operations. These amounts do not include capital requirements that may arise from our involvement in new joint ventures or merger and acquisition activity that may occur throughout the year.

        During 2008, we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $4.9 million. Based on our current abatements and incentive credits, and utilizing our existing long-lived asset structure, we estimate the remaining annual effect on future operations to be approximately $9.0 million, $1.9 million, $1.7 million, $1.6 million, $650,000, $600,000 and $430,000, during the years 2009 through 2015, respectively.

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

        The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2008 (dollars in thousands):

	Payments Due By Period
	Total	2009	2010 & 2011	2012 & 2013	2014 & After
Long-term debt(1)	$2,650,384	$431,223	$130,607	$1,077,012	$1,011,542
Estimated interest payments on debt(2)	751,732	151,121	276,195	208,839	115,577
Purchase obligations(3)	85,966	52,415	20,920	3,652	8,980
Construction commitments(4)	149,834	149,834	—	—	—
Lease commitments	50,449	14,107	19,077	9,612	7,652
Other commitments(5)	25,730	1,650	3,487	3,582	17,011

Total	$3,714,095	$800,350	$450,286	$1,302,697	$1,160,762

(1)
The long-term debt payment information presented above assumes that our senior unsecured notes remain outstanding until maturity. Refer to Note 3 to the consolidated financial statements elsewhere in this report for additional information regarding our long-term debt. 2009 amounts include $366.0 million related to our senior secured revolver which does not mature until 2012; however, is classified as a current maturity due to our intention to repay this balance as free cash flow allows.

(2)
The estimated interest payments shown above assume interest rates of 7 3/8% on our $700 million senior unsecured notes due October 2012; 6 3/4% on our $500 million senior unsecured notes due April 2015; 7 3/4% on our $500 million senior unsecured notes due April 2016; 4.5% on our outstanding senior secured revolver and term A balances; and 7.7% on our other fixed rate debt of approximately $16.2 million.

(3)
Purchase obligations include commitments we have for the purchase of natural gas and its transportation to be utilized within our production process. These arrangements have "take or pay" or other similar commitment provisions. We have fully utilized all such "take or pay" requirements during the past three years under these contracts.

(4)
Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2008.

(5)
Other commitments principally relate to certain pension and deferred compensation plan obligations.

Other Matters

Inflation

        We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

        We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2008, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $49.7 million and capital expenditures related to environmental compliance of approximately $1.6 million. Nearly 65% of the costs incurred during 2008 for monitoring and compliance were related to the normal transportation of certain types of waste produced in the steelmaking process in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $1.1 million at all of our facilities during 2008. We have an accrual of $40,000 recorded as a contingency for environmental remediation related to our OmniSource subsidiary. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years, and we may become subject to more stringent environmental laws and regulations in the future.

Recent Accounting Pronouncements and Developments

        In Note 1 to our consolidated financial statements, we discuss new accounting policies adopted by Steel Dynamics during 2008 and the expected financial impact of accounting policies recently issued or proposed but not yet required to be adopted.

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

        Revenue Recognition and Allowance for Doubtful Accounts.    Except for our steel fabrication operations segment, we recognize revenues from sales and the allowance for estimated costs associated with returns from these sales when the title of the product transfers upon shipment. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. Our steel fabrication operations segment recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to-date as a percentage of estimated total steel tons required by each contract. Steel fabrication operations accounted for 5% of our 2008 net sales.

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

        Goodwill and Other Indefinite-Lived Intangible Assets.    At least once annually or when indicators of impairment exist, we perform an impairment test for goodwill and other indefinite-lived intangible assets as required by FASB Statement No. 142, Goodwill and Other Intangible Assets (as amended).

        Goodwill is allocated to various reporting units, which are generally one level below our operating segments. We utilize a two-stepped approach to measuring goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step we compare the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows and a risk-adjusted discount rate to compute a net present value of future cash flows. If the carrying amount exceeds the fair value, we perform the second step of the test, which measures the amount of impairment loss to be recorded, if any. In the second step, we compare the carrying amount of the goodwill to the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.

        Our other indefinite-lived intangible assets are related to trademarks acquired through various business combinations as follows, as of December 31, 2008 (in thousands):

The Techs	$81,800
OmniSource Corporation	108,000

$189,800

        We test indefinite-lived intangible assets for impairment through the comparison of the fair value of the specific intangible asset with its carrying amount. The fair value of the intangible asset is determined by using an estimate of future cash flows attributable to the asset and a risk-adjusted discount rate to compute a net present value of future cash flows. If the fair value is less than the carrying value, an impairment loss is recorded in an amount equal to the excess in carrying value.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We have an interest rate swap agreement (Swap Agreement) with a notional amount of $185 million in order to mitigate interest-rate volatility exposure associated with the cost of our senior secured credit facility. The Swap Agreement is scheduled to terminate on October 28, 2009. Under the terms of the Swap Agreement, we are entitled to receive on the 28th of each month interest payments at a floating-rate based on the one month LIBOR rate and we are obligated to make interest payments on the 28th of each month at a fixed rate of 2.21%.

        The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2008 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
	Principal	Average Rate	Principal	Average Rate
Expected maturity date:
2009	$823	7.2%	$430,400	2.8%
2010	882	7.2	64,400	2.7
2011	925	7.5	64,400	2.7
2012	700,969	7.4	375,000	2.7
2013	1,042	7.7	—	—
Thereafter	1,011,543	7.3	—	—

Total	$1,716,184	7.3%	$934,200	2.8%

Fair value	$1,164,184		$934,200

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

        Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain commitments contain provisions which require us to "take or pay" for specified quantities without regard to actual usage for periods of up to 23 months for physical commodity requirements and for up to 12 years for commodity transportation requirements.

Our commitments for natural gas and its transportation with "take or pay" or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2009	$52,415
2010	14,613
2011	6,306
2012	1,856
2013	1,796
Thereafter	8,980

$85,966

        We fully utilized all such "take or pay" requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as "interruptible service" and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        In our metals recycling operations we have certain fixed price contracts with various customers for future delivery of nonferrous metals. Our risk strategy has generally been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer. At December 31, 2008 we had a cumulative unrealized loss primarily associated with these financial contracts of $38.4 million. We expect the customer contracts to be fully consummated.

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

        Under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008. The framework on which such evaluation was based is contained in the report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

        Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Recycle South, LLC, which are included in the consolidated financial statements of Steel Dynamics, Inc. and constituted 8% of total and net assets as of December 31, 2008, and 6% of revenues and net income for the year then ended.

/s/ KEITH E. BUSSE Chief Executive Officer	/s/ THERESA E. WAGLER Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Dynamic Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Recycle South, LLC, which are included in the consolidated financial statements of Steel Dynamics, Inc. and constituted 8% of total and net assets as of December 31, 2008, and 6% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of Steel Dynamics, Inc. also did not include an evaluation of the internal control over financial reporting of Recycle South, LLC.

        In our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Steel Dynamics, Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Wayne, Indiana
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Wayne, Indiana
February 26, 2009

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
Assets
Current assets
Cash and equivalents	$16,233	$28,486
Accounts receivable, net of related allowances of $29,008 and $7,735 as of December 31, 2008 and 2007, respectively	453,011	670,020
Accounts receivable-related parties	49,921	44,103
Inventories	1,023,235	904,398
Deferred income taxes	23,562	10,427
Tax refunds receivable	86,321	15,840
Other current assets	57,632	22,955

Total current assets	1,709,915	1,696,229
Property, plant and equipment, net	2,072,857	1,652,097
Restricted cash	18,515	11,945
Intangible assets, net of accumulated amortization of $47,634 and $7,773 as of December 31, 2008 and 2007, respectively	614,786	514,547
Goodwill	770,438	510,983
Other assets	67,066	133,652

Total assets	$5,253,577	$4,519,453

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$259,742	$358,921
Accounts payable-related parties	3,651	19,928
Income taxes payable	4,107	25,870
Accrued expenses	209,697	150,687
Accrued profit sharing	62,561	53,958
Senior secured revolving credit facility, due 2012	366,000	239,000
Current maturities of long-term debt	65,223	56,162

Total current liabilities	970,981	904,526
Long-term debt
Senior secured term A loan, due 2012	503,800	481,250
7 3/8% senior notes, due 2012	700,000	700,000
6 3/4% senior notes, due 2015	500,000	500,000
7 3/4% senior notes, due 2016	500,000	—
4.0% convertible subordinated notes	—	37,250
Other long-term debt	15,361	16,183

Total long-term debt	2,219,161	1,734,683
Deferred income taxes	365,496	301,470
Minority interests	8,427	11,038
Other liabilities	65,626	38,540
Commitments and contingencies
Stockholders' equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 218,733,363 and 217,770,922 shares issued; and 181,820,012 and 190,324,402 shares outstanding, as of December 31, 2008 and 2007, respectively	545	542
Treasury stock, at cost; 36,913,351 and 27,446,520 shares, as of December 31, 2008, and 2007, respectively	(737,319)	(457,368)
Additional paid-in capital	541,686	553,805
Other accumulated comprehensive income (loss)	(1,411)	21
Retained earnings	1,820,385	1,432,196

Total stockholders' equity	1,623,886	1,529,196

Total liabilities and stockholders' equity	$5,253,577	$4,519,453

Note: All prior period share data has been adjusted to reflect the company's two-for-one stock split effective March 2008.

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

	Years Ended December 31,
	2008	2007	2006
Net sales
Unrelated parties	$7,743,251	$4,158,844	$2,995,952
Related parties	337,270	225,705	242,835

Total net sales	8,080,521	4,384,549	3,238,787
Costs of goods sold	6,849,262	3,468,855	2,408,795

Gross profit	1,231,259	915,694	829,992
Selling, general and administrative expenses	267,688	150,865	110,808
Profit sharing	66,997	61,703	58,196
Amortization	41,334	11,972	1,874

Operating income	855,240	691,154	659,114
Interest expense, net capitalized interest	144,574	55,416	32,104
Other (income) expense, net	(33,147)	5,500	(4,545)

Income before income taxes	743,813	630,238	631,555
Income taxes	280,427	235,672	234,848

Net income	$463,386	$394,566	$396,707

Basic earnings per share	$2.45	$2.12	$2.11

Weighted average common shares outstanding	189,140	186,321	187,863

Diluted earnings per share, including the effect of assumed conversions	$2.38	$2.01	$1.89

Weighted average common shares and share equivalents outstanding	194,586	196,805	211,548

Dividends declared per share	$.40	$.30	$.25

        Note: All prior period share data has been adjusted to reflect the company's two-for-one stock split effective March 2008.

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Shares
			Common Stock	Additional Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock
	Common	Treasury						Total
Balances at January 1, 2006	172,736	39,486	$529	$405,900	$744,344	$—	$(270,905)	$879,868
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	3,509	—	8	28,495	—	—	—	28,503
Dividends declared	—	—	—	—	(47,780)	—	—	(47,780)
Equity-based compensation	115	(115)	—	8,075	—	—	787	8,862
Conversion of subordinated 4.0% notes	18,230	(18.230)	—	(77,729)	—	—	162,346	84,617
Acquisition of business	18,177	(18,177)	—	3,031		—	124,711	127,742
Purchase of treasury stock	(18,800)	18,800	—	—	—	—	(247,411)	(247,411)
Comprehensive income and net income	—	—	—	—	396,707	—	—	396,707

Balances at December 31, 2006	193,967	21,764	537	367,772	1,093,271	—	(230,472)	1,231,108
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	2,040	—	5	29,441	—	—	—	29,446
Dividends declared	—	—	—	—	(55,641)	—	—	(55,641)
Equity-based compensation	147	(147)	—	6,691	—	—	1,382	8,073
Conversion of subordinated 4.0% notes	58	(58)	—	(595)	—	—	845	250
Acquisition of business	19,400	(19,400)	—	150,496	—	—	304,531	455,027
Purchase of treasury stock	(25,288)	25,288	—	—	—	—	(533,654)	(533,654)
Comprehensive income:
Net income	—	—	—	—	394,566	—	—	394,566
Unrealized gain on available-for-sale securities	—	—	—	—	—	21	—	21

Total comprehensive income								394,587

Balances at December 31, 2007	190,324	27,447	542	553,805	1,432,196	21	(457,368)	1,529,196
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	962		3	18,419	—	—	—	18,422
Dividends declared	—	—	—	—	(75,197)	—	—	(75,197)
Equity-based compensation	136	(136)	—	11,965	—	—	2,313	14,278
Conversion of subordinated 4.0% notes	8,762	(8,762)	—	(114,895)	—	—	152,145	37,250
Acquisition of business	3,938	(3,938)	—	72,392	—	—	67,368	139,760
Purchase of treasury stock	(22,302)	22,302	—	—	—	—	(501,777)	(501,777)
Comprehensive income:
Net income	—	—	—	—	463,386	—	—	463,386
Reversal of unrealized gain upon sale of available for sale securities	—	—	—	—	—	(21)		(21)
Unrealized loss on interest rate swap, net of tax of $883	—	—	—	—	—	(1,411)	—	(1,411)

Total comprehensive income								461,954

Balances at December 31, 2008	181,820	36,913	$545	$541,686	$1,820,385	$(1,411)	$(737,319)	$1,623,886

Note: All prior period share data has been adjusted to reflect the company's two-for-one stock split effective March 2008.

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities
Net income	$463,386	$394,566	$396,707
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	208,752	138,136	114,812
Unamortized bond premium	—	(3,350)	—
Equity-based compensation	14,278	8,073	8,862
Deferred income taxes	25,045	12,642	(479)
Loss on disposal of property, plant and equipment	557	551	12
Minority interest	(2,611)	(386)	306
Changes in certain assets and liabilities
Accounts receivable	310,985	57,653	(72,277)
Inventories	(18,667)	(119,577)	(66,240)
Other assets	(150,810)	(4,393)	(3,372)
Accounts payable	(88,451)	(48,835)	(9,787)
Income taxes payable	(21,765)	(10,684)	13,974
Accrued expenses	34,602	3,807	22,434

Net cash provided by operating activities	775,301	428,203	404,952

Investing activities
Purchases of property, plant and equipment	(412,497)	(395,198)	(128,618)
Acquisitions of businesses, net of cash acquired	(271,159)	(848,071)	(89,106)
Purchases of securities	(20,373)	(3,584)	(14,075)
Sales of securities	32,758	—	14,075
Other investing activities	2,037	224	311

Net cash used in investing activities	(669,234)	(1,246,629)	(217,413)

Financing activities
Issuance of current and long-term debt	2,845,900	3,157,053	330,000
Repayments of current and long-term debt	(2,402,033)	(1,761,807)	(297,231)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	18,422	29,446	28,503
Purchases of treasury stock	(501,777)	(533,654)	(247,411)
Dividends paid	(71,288)	(55,642)	(37,545)
Debt issuance costs	(7,544)	(17,857)	—

Net cash provided by (used in) financing activities	(118,320)	817,539	(223,684)

Decrease in cash and equivalents	(12,253)	(887)	(36,145)
Cash and equivalents at beginning of year	28,486	29,373	65,518

Cash and equivalents at end of year	$16,233	$28,486	$29,373

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

        Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products. The company has three reporting segments: steel operations, steel fabrication operations, and metals recycling and ferrous resources operations. Approximately 10% of the company's workforce is represented by collective bargaining agreements, and one of these agreements expires during 2009.

         Steel Operations

        Steel operations include the company's Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. Steel operations accounted for 63%, 81% and 89% of the company's consolidated net sales during 2008, 2007 and 2006, respectively. The Flat Roll Division accounted for 24%, 32% and 48% of the company's consolidated net sales during 2008, 2007 and 2006, respectively. This decreased concentration in steel operations and flat rolled products reflects the company's continued growth and escalating product diversification.

        The Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, and painted products. The Structural and Rail Division sells structural steel beams and pilings and is also designed to produce and sell a variety of rail for the railroad industry. The Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. The Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. SWVA primarily sells merchant beams, channels and specialty structural steel sections. The Techs was acquired in July 2007 and operates three galvanizing lines specializing in the galvanizing of specific types of flat rolled steels in non-automotive applications. The company's steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

         Steel Fabrication Operations

        Steel fabrication operations include the company's New Millennium Building System's plants located throughout the eastern United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 5%, 8% and 8% of the company's consolidated net sales during 2008, 2007 and 2006, respectively.

         Metals Recycling and Ferrous Resources Operations

        Metals recycling and ferrous resources operations include Iron Dynamics (IDI), the company's iron-substitute production facility, and the company's steel scrap procurement and processing locations, including OmniSource Corporation (OmniSource) operations, which were acquired in October 2007 and Recycle South, LLC (Recycle South) operations which were acquired in June 2008 (See Note 2). In addition, the impact related to the construction of the Mesabi Nugget iron-making facility and future

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

mining operations in Hoyt Lakes, Minnesota, is also included in this segment. Metals recycling and ferrous resources operations accounted for 31% and 9% of the company's consolidated net sales during 2008 and 2007, respectively.

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

         Revenue Recognition and Allowances for Doubtful Accounts

        Except for the steel fabrication operations segment, the company recognizes revenues from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product transfers upon shipment. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in the estimates does not reflect future returns and claims trends, additional provision may be necessary. The company's steel fabrication operations segment recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to-date as a percentage of estimated total steel tons required by each contract. The allowance for doubtful accounts is based on the company's best estimate of probable credit losses, along with historical experience.

         Cash and Equivalents

        Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow and deposits held at brokerage firms.

         Marketable Securities

        In accordance with Financial Accounting Standards Board (FASB) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, the company has classified its marketable securities as "available for sale" and, accordingly, carries such securities at aggregate fair value on its balance sheet as other assets. Unrealized gains or losses are included in other accumulated comprehensive income as a component of stockholders' equity. As of December 31, 2007, the aggregate fair market

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

value of the company's available-for-sale securities and related unrealized gain was $3.6 million and $21,000, respectively. As of December 31, 2008, all of the available-for-sale securities have been sold, and a gain of $5.3 million, net of tax, was realized as other income during 2008.

         Inventories

        Inventories are stated at lower of cost or market. Cost is determined principally on a first-in, first-out, basis. Inventory consisted of the following at December 31 (in thousands):

	2008	2007
Raw materials	$554,815	$461,194
Supplies	224,710	175,052
Work in progress	57,489	72,518
Finished goods	186,221	195,634

	$1,023,235	$904,398

         Investments

        The company has investments in joint ventures and closely-held companies in which ownership varies between 18% and 50%. The company does not have effective control of some of these entities and therefore accounts for these investments on the equity basis. Investments in companies in which the company does not exercise control and its ownership is less than 20% are carried at cost. These investments are reflected in other long-term assets on the company's balance sheet in an amount of $4.7 million and $91.8 million at December 31, 2008 and 2007, respectively. As further described in Note 2, during 2008 the company (which already owned 25%) acquired the remaining 75% equity interest in Recycle South. The company's investment in Recycle South was approximately $91.0 million at December 31, 2007.

         Property, Plant and Equipment

        Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress amounts, or at fair market value for those purchased through acquisitions, and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 3 to 15 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation is provided utilizing the straight-line depreciation methodology or the units-of-production depreciation methodology, based on units produced, subject to a minimum and maximum level. Depreciation expense was $161.8 million, $126.6 million and

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

$109.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The company's property, plant and equipment at December 31 consisted of the following (in thousands):

	2008	2007
Land and improvements	$213,478	$163,589
Buildings and improvements	403,758	274,466
Plant, machinery and equipment	2,112,040	1,599,087
Construction in progress	256,563	331,865

	2,985,839	2,369,007
Less accumulated depreciation	912,982	716,910

Property, plant and equipment, net	$2,072,857	$1,652,097

         Intangible Assets

        The company's intangible assets, at December 31, consisted of the following (in thousands):

	2008	2007	Useful Life	Weighted Average Amortization Period
Customer and scrap generator relationships	$418,900	$353,300	10 to 25 years	19 years
Trademarks	189,800	161,800	Indefinite	—
Trademarks	51,000	4,500	4 to 12 years	12 years
Other	2,720	2,720	3 months to 6 years	5 years

	662,420	522,320
Less: accumulated amortization	47,634	7,773

	$614,786	$514,547

        The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the amounts are anticipated to be consumed. Finite-lived trademarks are amortized using a straight line methodology. Amortization of intangible assets, was $39.9 million, $5.9 million, and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense, related to amortizable intangibles, for the years ending December 31 is as follows (in thousands):

2009	$46,503
2010	40,910
2011	37,961
2012	35,378
2013	33,213
Thereafter	231,021

Total	$424,986

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

         Goodwill

        The company's goodwill was related to the following acquisitions, at December 31, (in thousands):

	2008	2007
Recycle South and Elizabethton Herb & Metal	$289,375	$—
OmniSource	307,314	326,935
The Techs	142,783	153,082
Roanoke Bar Division	29,041	29,041
New Millennium Building Systems	1,925	1,925

	$770,438	$510,983

         Impairment of Goodwill and Indefinite-Lived Intangible Assets

        At least once annually or when indicators of impairment exist, the company performs an impairment test for goodwill and indefinite-lived intangible assets as required by FASB Statement No. 142, Goodwill and Other Intangible Assets (as amended).

        Goodwill is allocated to various reporting units, which are generally one level below our operating segments. The company utilizes a two-stepped approach to measuring goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step the company compares the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows and a risk-adjusted discount rate to compute a net present value of future cash flows. If the carrying amount exceeds the fair value, the company performs the second step of the test, which measures the amount of impairment loss to be recorded, if any. In the second step, the company compares the carrying amount of the goodwill to the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.

        The company tests indefinite-lived intangible assets for impairment through the comparison of the fair value of the specific intangible asset with its carrying amount. The fair value of the intangible asset is determined by using an estimate of future cash flows attributable to the asset and a risk-adjusted discount rate to compute a net present value of future cash flows. If the fair value is less than the carrying value, an impairment loss is recorded in an amount equal to the excess in carrying value.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

         Earnings Per Share

        The company computes and presents earnings per common share in accordance with FASB Statement No. 128 (FAS 128), Earnings Per Share. Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes, in addition to the above the weighted average dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and dilutive shares related to the company's convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 2.8 million shares were anti-dilutive at December 31, 2008. No options were excluded at December 31, 2007 and 2006.

        The following table presents a reconciliation of the numerators and the denominators of the company's basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share data):

	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$463,386	189,140	$2.45	$394,566	186,321	$2.12
Dilutive stock options	—	1,027		—	1,687
Convertible subordinated notes	429	4,419		857	8,797

Diluted earnings per share	$463,815	194,586	$2.38	$395,423	196,805	$2.01

	2006
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$396,707	187,863	$2.11
Dilutive stock options	—	1,595
Convertible subordinated notes	2,148	22,090

Diluted earnings per share	$399,855	211,548	$1.89

        Note: All prior period share data has been adjusted to reflect the company's two-for-one stock split effective March 2008.

         Income Taxes

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

         Concentration of Credit Risk

        Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments and accounts receivable. The company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure from any one institution. The company is exposed to credit risk in the event of nonpayment by customers. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. Management's estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company's customers. Heidtman Steel Products (Heidtman) accounted for 10%, 6% and 13% of the company's net accounts receivable for the years ended December 31, 2008, 2007 and 2006, respectively.

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

        In the normal course of business, the company has involvement with derivative financial instruments related to managing fluctuations in interest and foreign exchange rates. The company periodically employs interest rate swap and forward-rate agreements, and foreign currency exchange contracts as necessary. At the time of acquiring financial instruments, the company designates and assigns these instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument. The company does not enter into derivative financial instruments for speculative purposes.

        The company entered into a floating to fixed interest rate swap, which has been designed as a cash flow hedge, during 2008. This hedge was determined to be effective, and thus any changes in the fair value of the interest rate swap are recorded net of tax in other comprehensive income. At December 31, 2008, the company recorded unrealized loss on the interest rate swap hedge of $1.4 million, net of tax, as a component of other comprehensive income. The company recorded an after-tax loss of $3.1 million on the termination of a fixed-to-floating interest rate swap agreement in 2007. The company recorded gains of $242,000 during 2006, as a result of recording various forward interest rate agreements at fair market value. Generally these gains and losses were recorded as other income or expense in the company's statements of income.

        The company enters into commodity futures contracts to manage its exposure to price fluctuations in connection with certain metallic inventory positions and transaction commitments related to its

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

metals recycling and procurement operations. The commodity futures contracts do not qualify for hedge accounting under FAS No. 133 and therefore are adjusted to fair value through income. The company recorded an unrealized net loss of $38.5 million and $4.3 million in costs of goods sold for the years ended December 31, 2008 and 2007, respectively. The fair value of outstanding commodity future contracts was a net liability of $38.4 million and $645,000 at December 31, 2008 and 2007, respectively, and is included in other liabilities.

         Equity-Based Compensation

        The company has several stock-based employee compensation plans which are more fully described in Note 6. In accordance with FAS 123R, compensation expense for stock options is recorded over the vesting period using the fair value on the grant date, as calculated using the Black-Scholes model. Compensation expense for stock options was $12.0 million, $8.0 million, and $7.5 million for the years ended December 31, 2008, 2007, and 2006 respectively.

Recent Accounting Pronouncements

        FASB Statement No.159.    In February 2007, the FASB issued Statement No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure, on an item-by-item basis, specific financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The company adopted FAS 159 effective January 1, 2008, and there was no significant impact to the company's financial statements from the adoption.

        FASB Statement No.141R and FASB Statement No. 160.    In December 2007, the FASB issued Statement No. 141 (revised 2007) (FAS 141R), Business Combinations, and Statement No. 160 (FAS 160), Non-Controlling Interests in Consolidated Financial Statements. FAS 141R establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination, and disclosure requirements. FAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. FAS 141R and FAS 160 are effective for the first annual reporting period beginning on or after December 15, 2008. The company will comply with the disclosure requirements of FAS 141R and FAS 160 beginning January 1, 2009.

        FASB Statement No. 161.    In March 2008, the FASB issued Statement No. 161 (FAS 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. FAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity's financial statements. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The company will comply with the disclosure requirements of FAS 161 beginning January 1, 2009.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions

         Sturgis Iron & Metal Acquisition

        On June 24, 2008, the company completed the acquisition of certain assets of Sturgis Iron & Metal, an operator of scrap collection and processing locations in Indiana, Michigan and Georgia. The assets were purchased for approximately $43.4 million in cash through bankruptcy proceedings and are operated as a part of OmniSource and reported in the company's metals recycling and ferrous resources segment. The company purchased the assets to continue its expansion of its metals recycling operations and has begun operating three of the ten acquired locations. The company plans to begin operations at the remaining locations at some point in the future.

         Recycle South Acquisition

        On June 9, 2008, the company completed its acquisition of Recycle South, one of the nation's largest, privately-held, regional scrap metal recycling companies, headquartered in Spartanburg, South Carolina. OmniSource (which already owned 25% of Recycle South), acquired the remaining 75% equity interest for a purchase price of approximately $376.3 million. The company paid approximately $236.6 million in cash, including transaction costs, and issued 3,938,000 shares of Steel Dynamics, Inc. common stock valued at $139.8 million. In addition, the company assumed $144.9 million of net debt, of which approximately $142.8 million was repaid upon the closing of the acquisition. The cash portion of the acquisition was funded from the company's available cash which included proceeds from the issuance of the $500 million 7 3/4% senior notes due April 2016. The company valued the common stock issued at $35.49 per share based on the average stock price of the company's common stock during the two days before and after the date the acquisition was agreed to and announced (May 8, 2008).

        The company purchased Recycle South to expand its metals recycling business. Recycle South provides a significant presence in the southeastern United States through its 22 locations within North Carolina, South Carolina and Georgia. Recycle South's consolidated operating results have been reflected in the company's financial statements since June 9, 2008, in the metals recycling and ferrous resources reporting segment.

        The purchase price of $376.3 million for the remaining 75% equity interest in Recycle South, combined with the 25% interest owned pursuant to the OmniSource acquisition, results in an aggregate purchase price of $501.8 million. The following initial allocation of the purchase price is preliminary, and is subject to adjustments based on further determination of actual acquisition costs and the fair values, lives, and amortization methods of the acquired assets, assumed liabilities and identifiable intangible assets (in thousands):

Current assets	$213,513
Property, plant and equipment, net	94,484
Intangible assets	155,000
Goodwill	272,355
Other assets	5,406

Total assets acquired	740,758

Current liabilities, excluding debt	94,015
Debt	144,947

Total liabilities assumed	238,962

Net assets acquired	$501,796

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

        Preliminary goodwill and intangible assets of $272.4 million and $155.0 million, respectively, were recorded as a result of the acquisition. The goodwill is deductible for tax purposes.

        The preliminary valuation of identifiable intangible assets related to the acquisition consisted of the following (in thousands):

	Amount	Useful Life
Customer relationships	$31,000	10 years
Scrap generator relationships	77,500	25 years
Trademarks	46,500	12 years

	$155,000

        The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed. Finite-lived trademarks are amortized using a straight line methodology. The related aggregate amortization expense recognized for the year ended December 31, 2008 was $5.0 million. The estimated intangible asset amortization expense related to the total acquisition of Recycle South for the next five years and thereafter follows (in thousands):

2009	$15,862
2010	13,010
2011	12,336
2012	11,660
2013	11,224
Thereafter	85,903

Total	$149,995

         OmniSource Acquisition

        On October 26, 2007, the company completed its acquisition of 100% of the stock of OmniSource, a privately owned ferrous and non-ferrous scrap processing and trading company. The company paid approximately $449.1 million in cash, including transaction costs, and issued 19.4 million shares (March 2008 two-for-one stock split adjusted) of the company's common stock with a value of approximately $455.0 million. In addition, the company assumed approximately $210.6 million of debt, which the company repaid on the closing of the acquisition. The cash portion of the acquisition was funded from the company's available cash which included the proceeds of the $700.0 million 7 3/8% senior notes due October 2012. The company valued the common stock issued at $23.46 per share based on the average stock price of the company's common stock during the two days before and after the date the acquisition was agreed to and announced (October 1, 2007). The company purchased OmniSource to significantly expand its strategic expansion into the steel scrap and recycled metals sector.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

        The allocation of the purchase price to the OmniSource assets and liabilities acquired was adjusted during 2008 to reflect additional refinement in the valuation of the acquisition. The final purchase price allocation below is based on actual acquisition costs and the fair value of the acquired assets, assumed liabilities and identifiable intangible assets (in thousands):

Current assets	$486,468
Property, plant and equipment, net	217,455
Intangible assets	305,000
Goodwill	315,020
Other assets	112,379

Total assets acquired	1,436,322

Current liabilities, excluding debt	275,956
Debt	210,797
Other liabilities	45,467

Total liabilities assumed	532,220

Net assets acquired	$904,102

        Goodwill and intangible assets of $315.0 million and $305.0 million, respectively, were recorded as a result of the acquisition. The goodwill is deductible for tax purposes. In addition, goodwill recorded for tax purposes is approximately $108.5 million greater than goodwill recorded for financial statement purposes. For tax purposes, goodwill is being amortized over a 15-year period, and the resulting tax benefit from the excess tax goodwill is being recorded as a reduction of goodwill recorded for financial statement purposes. The identifiable intangible assets related to the acquisition consisted of the following (in thousands):

	Amount	Useful Life
Customer relationships	$54,000	10 years
Scrap generator relationships	143,000	25 years
Trademarks	108,000	Indefinite

	$305,000

        The company utilizes an accelerated amortization methodology so as to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed. The related aggregate amortization expense recognized for the years ended December 31, 2008 and 2007 was $18.9 and

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

$2.0 million, respectively. The estimated intangible asset amortization expense related to the OmniSource transaction for the next five years and thereafter follows (in thousands):

2009	$17,774
2010	16,204
2011	15,004
2012	13,878
2013	13,046
Thereafter	100,159

Total	$176,065

        Unaudited Pro Forma Information.    The following unaudited pro forma information is presented below as if the acquisitions of Recycle South (effective on June 9, 2008) and OmniSource (effective on October 26, 2007) had occurred as of January 1, 2007 related to both OmniSource and Recycle South, and January 1, 2008 related to Recycle South (in thousands, except per share amounts):

	Twelve Months Ended December 31,
	2008	2007
Net sales	$8,454,180	$6,542,898
Net income	486,462	418,347
Basic earnings per share	$2.57	$2.00
Diluted earnings per share	2.50	1.90

        The information presented above is for information purposes only and is not necessarily indicative of the actual results that could have occurred had the acquisitions been consummated at January 1, 2007 or 2008, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company. The actual results of Recycle South and OmniSource are included in the consolidated results of the company as of their respective acquisition dates. The 2008 pro forma results reflect the inclusion of the acquired operations of Recycle South for the twelve month period ended December 31, 2008. The 2007 pro forma results reflect the inclusion of the acquired operations of Recycle South and OmniSource for the twelve month period ended December 31, 2007.

         The Techs

        On July 2, 2007, the company completed its acquisition of 100% of the stock of The Techs, a Pennsylvania-based flat rolled steel galvanizing company. The company paid approximately $373.4 million for The Techs, which was funded from the company's existing senior secured revolving credit facility. The Techs consist of three non-union galvanizing facilities: GalvTech, MetalTech, and NexTech. Each facility specializes in the galvanizing of specific types of flat rolled steels in non-automotive applications, servicing a variety of customers in the HVAC, commercial construction, and consumer goods markets.

        The company purchased The Techs to expand its penetration in the value-added steel coating business. With the addition of The Techs, the company has annual galvanizing capacity of

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

approximately 2 million tons. The purchase of The Techs will allow the company to access markets that require widths or gauges that could not be supplied by either of the company's two existing facilities. The operating results of The Techs are included in the company's steel operations segment since the date of acquisition. The aggregate purchase price of $373.4 million was allocated to the opening balance sheet of The Techs at July 2, 2007, the date of the acquisition. The following allocation was based on the fair value and lives of the acquired assets, assumed liabilities, and identifiable intangible assets (in thousands):

Current assets	$116,583
Property, plant and equipment	39,177
Goodwill	142,783
Intangible assets	185,800

Total assets acquired	484,343

Current liabilities	86,522
Deferred taxes	24,414

Total liabilities assumed	110,936

Net assets acquired	$373,407

        Goodwill and intangible assets of $153.1 million and $185.7 million, respectively, were recorded as a result of the acquisition. The goodwill recorded as part of this transaction is not deductible for income tax purposes. The intangible assets consist of the following (dollars in thousands):

	Amount	Useful Life
Trademark	$81,800	Indefinite
Customer relationships	105,000	15 years
Backlog	(1,000)	Three months

Total Intangibles	$185,800

        The related aggregate amortization related to the company's acquisition of The Techs for the years ended December 31, 2008 and 2007 was $14.3 million and $2.5 million, respectively. The estimated related intangible asset amortization expense for the next five years follows (dollars in thousands):

2009	$11,555
2010	10,534
2011	9,534
2012	8,753
2013	8,157
Thereafter	38,623

Total	$87,156

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

         Elizabethton Herb & Metal

        The company purchased the property, plant and equipment and the inventory of Elizabethton Herb & Metal, Inc. (Elizabethton) on April 1, 2007. Elizabethton consists of two scrap processing yards located in Elizabethton and Johnson City, Tennessee. The two yards process approximately 225,000 tons of ferrous scrap annually. Elizabethton supplied the company's Roanoke Bar Division with a portion of its steel scrap requirements before the purchase and has continued to do so. In addition, Elizabethton has provided ferrous scrap to the company's other steel operations. The company purchased Elizabethton in an effort to continue to control more of its raw material needs for its steelmaking operations. The operating results of Elizabethton are included in the company's metals recycling and ferrous resources segment since the date of the acquisition. Goodwill of approximately $17.7 million and intangible assets of approximately $2.5 million were recorded as a result of the acquisition. The goodwill recorded as part of this transaction is deductible for income tax purposes.

Note 3. Long-Term Debt

        The company's borrowings consisted of the following at December 31 (in thousands):

	2008	2007
Senior secured revolving credit facility, due 2012	$366,000	$239,000
Senior secured term A loan, due 2012	568,200	536,250
7 3/8% senior notes, due 2012	700,000	700,000
6 3/4% senior notes, due 2015	500,000	500,000
7 3/4% senior notes, due 2016	500,000	—
4.0% convertible subordinated notes	—	37,250
Other secured obligations	16,184	17,345

Total debt	2,650,384	2,029,845
Less current maturities	431,223	295,162

Long-term debt	$2,219,161	$1,734,683

         Senior Secured Credit Facility

        On March 31, 2008, the company amended its senior secured credit facility to increase the size of the senior secured revolver and term A loan resulting in total commitments of $874 million and $644 million, respectively. The net proceeds for the additional term A loan were used to repay amounts outstanding under the senior secured revolving credit facility and for general corporate purposes. In addition, the amendment includes a provision to increase either the revolver or the term A loan facility by as much as $250 million under certain circumstances. The combined facilities are due June 2012 and are secured by substantially all of the company's and its wholly-owned subsidiaries' receivables and inventories and by pledges of all shares of the company's wholly-owned subsidiaries' capital stock.

        The senior secured credit agreement contains financial covenants and other covenants that limit or restrict the company's ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. The company's ability to borrow funds within the terms

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

of the revolver is dependent upon its continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. The financial covenants state that the company must maintain at all times an interest coverage ratio of not less than 2.00:1.00 and must maintain a total debt to consolidated last-twelve-months trailing EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transaction adjustments as defined in the credit agreement) ratio of not more than 5.00:1.00. If the total debt to EBITDA ratio exceeds 3.50:1.00, then the ability of the company to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited to $25 million per quarter. The company was in compliance with these covenants at December 31, 2008, and believes it will remain in compliance during the next twelve months. The company's interest coverage ratio was 7.05 and its total debt to EBITDA ratios was 2.35 at December 31, 2008.

        At December 31, 2008, the weighted-average interest rate of the company's outstanding borrowings under the senior secured credit facility was 3%. The facility pricing grid is adjusted quarterly and is based on the company's leverage, and currently the minimum spread is LIBOR plus 1.00% and the maximum spread is LIBOR plus 1.75%. Upon repayment of the term A loan facility, the minimum spread is LIBOR plus .50% and the maximum spread is LIBOR plus 1.50%. The company also has the option of borrowing funds utilizing the prime rate. In addition there is an unused commitment fee with a minimum price of .20% and a maximum price of .35%.

        On November 4, 2008 the company entered into an interest rate swap agreement with a notional amount of $185 million pursuant to which the company agreed to receive LIBOR payments and make fixed rate payments of 2.21% on the twenty-eighth day of each month. This interest rate swap matures October 28, 2009, and is accounted for as a cash flow hedge. The fair value of the interest rate swap was a liability of $2.3 million at December 31, 2008.

         7 3/8% Senior Notes

        On October 12, 2007, the company issued $700 million of non-callable 7 3/8% Senior Notes due 2012 (7 3/8% Notes). The net proceeds from the 7 3/8% Notes were used to finance the company's acquisition of OmniSource and to repay a portion of the senior secured revolver amounts then outstanding.

        The 7 3/8% Notes have a maturity of five years and pay interest semi-annually on May 1 and November 1 of each year. Prior to November 1, 2010, the company may redeem up to 35% of the principal amount of the 7 3/8% Notes with the net cash proceeds of one or more sales of its common stock at a redemption price of 107.375%, provided that at least 65% of the aggregate principal amount of the 7 3/8% Notes originally issued remain outstanding after such redemption. The 7 3/8% Notes are equal in right of payment with all existing and future subordinated unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

         6 3/4% Senior Notes

        On April 3, 2007, the company issued $500 million of 6 3/4% Senior Notes due 2015 (6 3/4% Notes). The net proceeds from the 6 3/4% Notes were used for the following: to redeem the company's then existing $300 million 9 1/2% senior notes due March 2009 (9 1/2% Notes) at a redemption price of 102.375%; to repay amounts then outstanding under the company's senior secured revolving credit facility; and for general corporate purposes. In connection with the redemption of the 9 1/2% Notes, the company also terminated an underlying $200 million fair-value interest rate swap at an after-tax cost of $3.1 million, which was recognized in other expense as a loss on hedging activities during the second quarter of 2007. In addition, the company incurred the following: an after-tax expense of approximately $4.5 million related to the call premium, an after-tax benefit of approximately $2.1 million related to the recognition of the remaining unamortized bond premium, and an after-tax expense of approximately $1.4 million related to the write-off of previously capitalized financing costs.

        The 6 3/4% Notes have a maturity of eight years and pay interest semiannually on April 1 and October 1 of each year. The 6 3/4% Notes contain provisions that allow the company to redeem the notes any time on or after April 1, 2011 at a redemption price of 103.375%, on or after April 1, 2012 at a redemption price of 101.688%, and on or after April 1, 2013 at 100.000%. The 6 3/4% Notes are in equal right of payment with all existing and future subordinated unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

         7 3/4% Senior Notes

        During April 2008, the company issued $500 million of 7 3/4% Senior Notes due 2016 (7 3/4% Notes). The net proceeds from the 7 3/4% Notes were used to repay amounts outstanding under the company's senior secured revolving credit facility and for general corporate purposes, including the acquisition of Recycle South as described in Note 2.

        The 7 3/4% Notes have a maturity of eight years and pay interest semi-annually on April 15 and October 15 of each year. Prior to April 15, 2011, the company may redeem up to 35% of the principal amount of the 7 3/4% Notes with the net cash proceeds of one or more sales of its common stock at a redemption price of 107.750%. In addition, the company may redeem the Notes at anytime after April 15, 2012 at a redemption price of 103.875%, on or after April 15, 2013 at a redemption price of 101.938%, and on or after April 15, 2014 at a redemption price of 100.000%. The 7 3/4% Notes are equal in right of payment with all existing and future subordinated unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

         4.0% Convertible Subordinated Notes

        During December 2002 and January 2003, the company issued a combined total of $115 million of 4.0% convertible subordinated notes due December 15, 2012 (4.0% Notes). During 2006, note holders converted $77.5 million of the notes to Steel Dynamics common stock, resulting in the issuance of 18.2 million shares of the company's treasury stock. During 2007, note holders converted $250,000 of the notes to Steel Dynamics common stock, resulting in the issuance of 58,800 shares of the company's treasury stock. During 2008, the remaining $37.3 million notes were converted to Steel Dynamics common stock, resulting in the issuance of 8.8 million shares of the company's treasury stock.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

         Other Secured Obligations

        State and Local Government Municipal Bond Issues.    In November 1998, the company received $10.0 million from Whitley County, Indiana, representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities. The bonds bear interest at 7.3%, with interest payable semi-annually and principal payments due through final maturity in November 2018. The outstanding principal balance was $8.0 million and $8.4 million, as of December 31, 2008 and 2007, respectively.

        Electric Utility Development Loans.    In April 2002, the company received $9.8 million from the Northeastern Rural Electric Membership Corporation (REMC) and Wabash Valley Power Association, Inc. to finance the company's portion of the cost to construct a transmission line and certain related facilities at the Structural and Rail Division. The loan bears interest at 8.1%, with monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years, with the unpaid principal due at the end of 10 years. The company established an unused $4.0 million stand-by letter of credit for the REMC agreement. The outstanding principal balance on the transmission facility loan was $8.0 million and $8.4 million as of December 31, 2008 and 2007, respectively.

         Outstanding Debt Maturities

        The outstanding senior secured revolver balance of $366.0 million is classified as a current liability on the company's balance sheet because the company generally uses its free cash flows to reduce the outstanding balance whenever possible. Maturities of outstanding debt, as of December 31, 2008, are as follows (in thousands):

2009	$431,223
2010	65,282
2011	65,325
2012	1,075,969
2013	1,042
Thereafter	1,011,543

$2,650,384

        The company capitalizes interest on all appropriate construction-in-progress assets. For the years ended December 31, 2008, 2007 and 2006, total interest costs incurred were $162.4 million, $69.1 million and $33.8 million, respectively, of which $17.8 million, $13.7 million and $1.7 million, respectively, were capitalized. Cash paid for interest was $152.3 million, $56.4 million and $32.4 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 4. Income Taxes

        The company files a consolidated federal income tax return. Cash paid for taxes was $341.5 million, $208.0 million, and $226.5 million for the years ended December 31, 2008, 2007 and

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes (Continued)

2006, respectively. The current and deferred federal and state income tax expense for the years ended December 31 is as follows (in thousands):

	2008	2007	2006
Current income tax expense	$255,382	$223,030	$235,327
Deferred income tax expense	25,045	12,642	(479)

Total income tax expense	$280,427	$235,672	$234,848

        A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

	2008	2007	2006
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.4	4.3	4.3
Other permanent differences	(1.7)	(1.9)	(2.1)

Effective tax rate	37.7%	37.4%	37.2%

        Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2008	2007
Deferred tax assets
Capitalized start-up costs	$26,732	$23,543
Tax assets expensed for books	17,842	13,836
Accrued expenses	35,513	27,056

Total deferred tax assets	80,087	64,435

Deferred tax liabilities
Property, plant and equipment	(361,785)	(311,730)
Intangible assets	(52,525)	(42,757)
Other	(7,711)	(991)

Total deferred tax liabilities	(422,021)	(355,478)

Net deferred tax liability	$(341,934)	$(291,043)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$41,973
Increases related to current year tax positions	1,815
Increases related to prior year tax positions	27,958
Decreases related to prior year tax positions	(3,166)
Settlements with taxing authorities	(20,705)

Balance at December 31, 2008	$47,875

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes (Continued)

        Included in the balance of unrecognized tax benefits at December 31, 2008 are potential benefits of $38.5 million that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2008, the company recognized interest of $778,000, net of tax, and penalties of $187,000. At December 31, 2008, the company had $7.0 million accrued for the payment of interest and penalties.

        The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) completed an examination of the company's federal income tax returns for 1997 through 2001 in the third quarter of 2007. The final examination adjustments did not result in a material change to the company's financial position or results of operations. The state of Indiana completed its examination of the calendar years 2000 through 2005 in the third quarter of 2008. The total tax paid to settle the examinations was $20.7 million. This amount was included in the balance of the unrecognized tax benefits recorded when the company adopted FIN 48 on January 1, 2007. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of state income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $2.0 million by the end of 2009, primarily related to state nexus issues. With few exceptions, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2005.

Note 5. Shareholders' Equity

         Two-For-One Stock Split

        Effective March 19, 2008, the company's board of directors authorized a two-for-one stock split and an increase in common shares from 200 million with a par value of $.005 per common share to 900 million with a par value of $.0025 per common share. Shareholders of the company approved this increase on May 21, 2008 at the company's annual meeting. All prior period share and per share amounts have been adjusted to reflect the stock split.

         Cash Dividends

        The company declared cash dividends of $75.2 million, or $.40 per common share, during 2008; $55.6 million, or $.30 per common share, during 2007; and $47.8 million, or $.25 per common share, during 2006. The company paid cash dividends of $71.3 million, $55.6 million and $37.5 million during 2008, 2007 and 2006, respectively.

         Treasury Stock

        The company's board of directors has authorized the company to repurchase shares of Steel Dynamics common stock through open market trades. The company repurchased 22.3 million shares for $501.8 million during 2008; 25.3 million shares for $533.7 million during 2007; and 18.8 million shares for $247.4 million during 2006. As of December 31, 2008, the company had authorization to repurchase approximately 3.6 million additional shares. The repurchase program does not have an expiration date.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Shareholders' Equity (Continued)

        On June 8, 2008, the company issued 3.9 million shares of its treasury stock pursuant to the acquisition of Recycle South. On October 26, 2007, the company issued 19.4 million shares of its treasury stock pursuant to the acquisition of OmniSource. On April 11, 2006, the company issued approximately 18.2 million shares of its treasury stock pursuant to the Roanoke Electric merger. During 2008, 2007, and 2006, the company issued 8.8 million, 58,800, and 18.2 million shares, respectively, of its treasury stock upon conversion of $37.3 million, $250,000 and $77.5 million of its 4.0% convertible subordinated notes. As of December 31, 2008, all the convertible notes have been exchanged for Steel Dynamics common stock.

Note 6. Equity-based Incentive Plans

         2006 Equity Incentive Plan (2006 Plan)

        The company's stockholders approved the 2006 Plan at the company's annual meeting of stockholders held May 18, 2006. The 2006 plan replaced the company's Amended and Restated 1996 Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan. The replaced plans will continue in effect until all matters relating to the exercise of the existing options have been settled; however, no further options will be issued. The company reserved 16.0 million shares of common stock for issuance upon exercise of options or grants under the 2006 Plan. At December 31, 2008, there were 7.0 million shares still available for issuance. The 2006 Plan was designed to attract, motivate and retain qualified persons that are able to make important contributions to the company's success. To accomplish these objectives, the 2006 Plan provides for awards of equity-based incentives through option grants, restricted stock awards, unrestricted stock awards, stock appreciation rights and performance awards. The company issued 14,500 and 21,700 shares of restricted stock and 5.6 million and 1.2 million options were granted to the 2006 Plan participants during 2008 and 2007, respectively. No other equity-based incentives were issued pursuant to the 2006 Plan during the three year period ended December 31, 2008.

        The company satisfies stock options with newly issued shares and satisfies restricted stock awards with treasury shares. Substantially all of the company's employees are eligible for the stock option element of the 2006 Plan, pursuant to which the options vest 100% six months after the date of grant, with a maximum term of five years. Options are granted each May and November at an exercise price of 100% of the fair market value of the company's common stock on the date of grant.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

        The estimated weighted-average fair value of the individual options granted on the date of grant was $3.12, $5.64, and $4.72 during 2008, 2007 and 2006, respectively. The aggregate intrinsic value of options exercised was $17.5 million, $26.9 million and $23.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate intrinsic value of options which were exercisable as of December 31, 2008 was $3.1 million. The aggregate intrinsic value of options that are currently outstanding and that are expected to be exercised is $32.9 million. The disclosures related to the effect of equity-based compensation expense for the year ended December 31, 2008, 2007 and 2006, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2008	2007	2006
Volatility(1)	50.8–60.2%	38.2–40.2%	44.1–46.5%
Risk-free interest rate(2)	2.0–3.1%	3.4–4.7%	4.6–5.0%
Dividend yield(3)	1.0–3.6%	0.7–0.9%	1.1–1.2%
Expected life (years)(4)	2.2–3.9	2.3–3.9	2.4–3.9

    (1)
    The volatility is based on the historical volatility of the company's stock.

    (2)
    The risk-free interest rate is based on the U.S. Treasury strip rate for the expected life of the option.

    (3)
    The dividend yield is based on the company's latest annualized dividend rate and the current market price of the underlying common stock at the date of grant.

    (4)
    The expected life in years is determined primarily from historical stock option exercise data.

        Dividends are not paid to holders of unexercised options. The company's combined stock option activity for all plans follows:

	Options	Weighted Average Exercise Price
Outstanding options as of January 1, 2006	5,934,084	$6.31
Granted	2,012,140	14.01
Exercised	(3,491,370)	6.13
Forfeited	(87,412)	9.93

As of December 31, 2006	4,367,442	9.93
Granted	1,198,488	24.14
Exercised	(2,079,138)	10.29
Forfeited	(77,398)	16.81

As of December 31, 2007	3,409,394	14.84
Granted	5,611,105	8.79
Exercised	(932,249)	11.87
Forfeited	(101,569)	25.87

As of December 31, 2008	7,986,681	10.86

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

        The following table summarizes certain information concerning the company's outstanding options as of December 31, 2008. (Note: There were no outstanding options in the $25 to $35 range of exercise price.)

Range of Exercise Price	Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding Options	Exercisable Options	Weighted Average Exercise Price Exercisable Options
$0 to $10	5,891,422	4.4	$5.59	892,872	$7.64
$10 to $15	326,553	2.4	14.10	326,553	14.10
$15 to $20	447,750	2.9	16.29	402,779	15.92
$20 to $25	889,509	3.6	24.50	889,509	24.50
$35 to $40	571,526	4.3	37.84	571,526	37.84

  2008 Executive Incentive Compensation Plan (Executive Plan)

        Pursuant to the company's Executive Plan, certain officers and other senior management members of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company, which vests over a three-year period. A total of 2.5 million shares have been reserved under this plan, which was amended during 2008. At December 31, 2008, all shares under the amended plan remained available for issuance. Pursuant to the 2008 and 2003 Executive Plans, shares were awarded with a market value of approximately $3.6 million, $3.2 million and $2.6 million for the award years 2008, 2007, and 2006, respectively.

  2004 Employee Stock Purchase Plan

        The 2004 Employee Stock Purchase Plan allows eligible employees, at their election, to purchase shares of the company's stock on the open market at fair market value with a designated broker through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees' payroll deductions. The company's total expense for the plan was $210,000, $142,000 and $98,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 7. Fair Value Measurements

        Effective January 1, 2008, the company adopted FASB Statement No. 157 (FAS 157), Fair Value Measurements, which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, FAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of this statement had an immaterial impact on the company's financial statements. FAS 157 defines levels within the hierarchy as follows:

  •
  Level 1—Unadjusted quoted prices for identical assets and liabilities in active markets;

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Fair Value Measurements (Continued)

  •
  Level 2—Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable for the asset or liability, either directly or indirectly; and

  •
  Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

        In February 2008, the FASB issued FSP 157-2, which delays the effective date of FAS 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The company is currently evaluating the potential impact that the application of FSP 157-2 will have on its financial statements.

        The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31, 2008 (in thousands):

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,769	$1,769	$—	$—
Commodity futures	15,866	—	15,866	—

Financial assets	$17,635	$1,769	$15,866	$—

		—
Interest rate swap	$2,294	$—	$2,294	$—
Commodity futures	54,237	—	54,237	—

Financial liabilities	$56,531	$—	$56,531	$—

        The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair value of the floating to fixed interest rate swap at December 31, 2008 was a liability of $2.3 million. The fair value of the interest rate swap is based on quoted market prices for similar swap agreements. The fair value of commodity futures contracts outstanding as of December 31, 2008 and 2007, respectively, was a net liability of $38.4 million and $645,000, which is included in other liabilities. The fair values are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, was approximately $2.1 billion and $2.3 billion at December 31, 2008 and 2007, respectively, and was determined based on quoted market prices.

Note 8. Commitments and Contingencies

        The company's off-take agreement with Heidtman was allowed to expire in July 2008. The agreement had specified terms by which Heidtman agreed to purchase, and the company agreed to sell to Heidtman, specified quantities of hot rolled and cold rolled products on a monthly basis. As of December 31, 2008, the company continues to do business with Heidtman in the normal course.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

        The company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such commodities as iron ore, zinc, natural gas, electricity and certain transportation services. Certain commitments contain provisions which require that the company "take or pay" for specified quantities without regard to actual usage for periods of up to 23 months for physical commodity requirements and for up to 12 years for commodity transportation requirements.

        The company has commitments for natural gas and its transportation with "take or pay" or other similar commitment provisions for the years ending December 31 as follows (in thousands):

2009	$52,415
2010	14,613
2011	6,306
2012	1,856
2013	1,796
Thereafter	8,980

$85,966

        The company fully utilized all such "take or pay" requirements during the past three years under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The company purchases its electricity consumed at its Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as "interruptible service" during 2009. The contract also establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        At December 31, 2008, the company has outstanding construction-related commitments of $149.8 million primarily related to the construction of the second caster addition at the Structural and Rail Division and the construction of the iron-nugget production facility and future mining operations in Hoyt Lakes, Minnesota (Mesabi Nugget Project). The company's commitments for operating leases are discussed in Note 11.

        On February 1, 2008, the company was served with a complaint by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand. The complaint alleges that the company, which performed certain consulting services for a management company formed to assist a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998, caused NSM's start-up efforts to fail by falsely and fraudulently expressing its opinion that there were certain equipment and design issues that needed to be addressed. The complaint alleges damages in excess of $1.1 billion. The company believes that the allegations and claims set forth in the complaint are without merit and accordingly has not accrued a liability for this complaint. On April 30, 2008, the company filed a Motion to Dismiss the entire lawsuit, and on February 23, 2009, the court dismissed the complaint with prejudice and denied the plaintiffs leave to amend their complaint.

        On September 17, 2008, Steel Dynamics, Inc. was served with a class action antitrust complaint alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against Steel Dynamics and eight other steel manufacturing companies. The Complaint,

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

filed in the United States District Court for the Northern District of Illinois in Chicago, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products. Since the original filing, six additional lawsuits, each of them materially similar to the original, have been filed in the same federal court, each of them likewise seeking similar class certification. All but one of the Complaints purport to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and the present. The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products from the defendants within the same time period. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. Although the company believes that the lawsuits are without merit and plans to aggressively defend these actions, the company cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any. On January 2, 2009, the defendants in these cases filed a Joint Motion to Dismiss all of the lawsuits. On January 30, 2009, the plaintiffs filed their response to the Motion to Dismiss, and on February 20, 2009, the defendants filed their reply.

Note 9. Transactions with Affiliated Companies

        The company sells flat rolled products and occasionally purchases ferrous materials from Heidtman. The president and chief executive officer of Heidtman is a member of the company's board of directors and a stockholder of the company. Transactions with Heidtman for the years ended December 31 are as follows (in thousands):

	2008	2007	2006
Sales	$291,030	$219,737	$242,760
Percentage of consolidated net sales	4%	5%	7%
Accounts receivable	47,999	39,741	53,365
Purchases	63,182	64,613	58,214
Accounts payable	919	4,905	2,004

        The company also purchases and sells recycled and scrap metal with other smaller affiliated companies. These transactions are as follows (in thousands):

	2008	2007	2006
Sales	$46,240	$5,968	$75
Accounts receivable	1,922	4,362	—
Purchases	217,575	36,711	372
Accounts payable	2,732	15,023	—

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Retirement Plans

        The company sponsors several 401(k) retirement savings and profit sharing plans for eligible employees, which are considered "qualified plans" for federal income tax purposes. The company's total expense for the plans was $73.0 million, $62.9 million and $53.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The company's board of director's increased the contribution percentage of its primary 401(k) retirement savings and profit sharing plan from 6% to 8% of pretax earnings effective August 1, 2006, to accommodate increased participant levels. During 2008 the company's board of directors modified the contribution percentage to consist of 2% of consolidated pretax earnings plus a unique percentage of each of the company's operating segments' pretax earnings. The resulting total contribution percentage was 8.3% of consolidated pretax earnings for the year ended December 31, 2008.

Note 11. Leases

        The company has operating leases principally relating to transportation equipment, real estate, and office equipment. Certain leases include escalation clauses, and/or purchase options. The company paid $14.6 million, $3.6 million, and $1.5 million for operating leases, including month-to-month agreements, for the years ended December 31, 2008, 2007, and 2006, respectively. At December 31, 2008, future minimum payments for all non-cancelable operating leases with an initial or remaining term of one year or more are as follows (in thousands):

2009	$14,108
2010	11,327
2011	7,750
2012	5,486
2013	4,126
Thereafter	7,652

$50,449

Note 12. Segment Information

        The company has three reportable segments: steel operations, steel fabrication operations and metals recycling and ferrous resources operations. These operations are described in Note 1 to the financial statements. Revenues included in the category "All Other" are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further processing, slitting, and sale of certain steel products and the resale of certain secondary and excess steel products. In addition, "All Other" also includes certain unallocated corporate accounts, such as the company's senior secured credit facilities, senior notes, convertible subordinated notes, certain other investments and certain profit sharing expenses.

        The company's operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment sales and any related profits are eliminated in consolidation.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

        The company's segment results for the years ended December 31, are as follows (in thousands):

For the twelve months ended, December 31, 2008	Steel Operations	Steel Fabrication Operations	Metals Recycling/ Ferrous Resources	Other		Eliminations		Consolidated
Net Sales
External	$4,809,438	$374,751	$2,290,769	$139,109		$—		$7,614,067
External Non-U.S.	272,258	—	193,886	310		—		466,454
Other segments	318,023	781	1,207,766	1,677		(1,528,247)		—

	5,399,719	375,532	3,692,421	141,096		(1,528,247)		8,080,521

Operating income (loss)	840,136	17,586	103,378	(135,639)	(1)	29,779	(2)	855,240
Income (loss) before income taxes	772,415	9,428	81,751	(143,935)		24,154		743,813
Depreciation and amortization	115,104	7,616	81,345	4,687		—		208,752
Capital expenditures	218,388	10,731	179,609	3,769		—		412,497
As of December 31, 2008
Assets	2,571,068	219,770	2,098,098	468,523	(3)	(103,882	)(4)	5,253,577
Liabilities	198,289	9,868	191,285	3,314,138	(5)	(83,889)	(6)	3,629,691

Footnotes related to December 31, 2008 segment results (in millions):

(1)	Profit Sharing	$61.7	(2)	Margin impact from inter-company sales	$21.0
	Other expenses	73.9		Minority Interest	8.9

		$135.6		Other	(0.1)

					$29.8
(3)	Deferred tax asset	$304.7	(4)	Elimination of inter-company receivables	$(23.9)
	Tax refund receivable	86.3		Deferred taxes elimination	(105.0)
	Debt issuance costs	19.4		Other	25.0

	Other	58.1			$(103.9)

		$468.5
(5)	Debt	$2,634.2	(6)	Deferred taxes elimination	$(97.6)
	Deferred taxes	470.8		Minority Interest	8.4
	Other	209.1		Other	5.3

		$3,314.1			$(83.9)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

For the twelve months ended, December 31, 2007	Steel Operations	Steel Fabrication Operations	Metals Recycling/ Ferrous Resources	Other	Eliminations	Consolidated
Net Sales
External	$3,312,252	$358,436	$367,860	$76,834	$—	$4,115,382
External Non-U.S.	234,878	—	33,914	375	—	269,167
Other segments	212,110	2,852	196,796	1,641	(413,399)	—

	3,759,240	361,288	598,570	78,850	(413,399)	4,384,549

Operating income (loss)	736,912	29,107	19,643	(98,419)	3,911	691,154
Income (loss) before income taxes	694,546	26,542	18,970	(113,637)	3,817	630,238
Depreciation and amortization	108,049	6,011	16,728	7,348	—	138,136
Capital expenditures	255,711	54,482	60,005	25,000	—	395,198
As of December 31, 2007
Assets	2,536,151	213,599	1,614,620	215,510	(60,427)	4,519,453
Liabilities	293,208	15,752	224,010	2,538,838	(81,551)	2,990,257

For the twelve months ended, December 31, 2006	Steel Operations	Steel Fabrication Operations	Metals Recycling/ Ferrous Resources	Other	Eliminations	Consolidated
Net Sales
External	$2,803,211	$273,168	$7,077	$62,358	$—	$3,145,814
External Non-U.S.	92,829	—	—	144	—	92,973
Other segments	226,084	8,531	87,749	1,039	(323,403)	—

	3,122,124	281,699	94,826	63,541	(323,403)	3,238,787

Operating income (loss)	734,650	11,581	(5,383)	(81,982)	248	659,114
Income (loss) before income taxes	709,305	9,089	(5,878)	(81,087)	126	631,555
Depreciation and amortization	100,841	4,044	7,196	2,731	—	114,812
Capital expenditures	86,001	23,948	12,689	5,980		128,618
As of December 31, 2006
Assets	1,819,657	185,853	190,826	131,978	(81,297)	2,247,017
Liabilities	237,440	18,096	8,637	820,982	(69,246)	1,015,909

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

        Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company's senior notes due 2012, 2015, and 2016. Following are the company's condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements, and notes thereto.

  Condensed Consolidating Balance Sheets (in thousands):

As of December 31, 2008	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$1,389	$11,514	$3,330	$—	$16,233
Accounts receivable, net of related allowances	266,709	461,366	8,410	(233,553)	502,932
Inventories	612,731	369,412	23,408	17,684	1,023,235
Other current assets	126,969	46,949	351	(6,754)	167,515

Total current assets	1,007,798	889,241	35,499	(222,623)	1,709,915
Property, plant and equipment, net	1,186,317	751,904	134,636	—	2,072,857
Intangible assets, net of accumulated amortization	—	614,786	—	—	614,786
Goodwill	—	770,438	—	—	770,438
Other assets, including investments in subs	2,480,319	259,610	8,922	(2,663,270)	85,581

Total assets	$4,674,434	$3,285,979	$179,057	$(2,885,893)	$5,253,577

Accounts payable	$119,969	$124,009	$43,322	$(23,907)	$263,393
Accrued expenses	165,547	155,962	565	(45,709)	276,365
Current maturities of long-term debt	431,172	51	14,906	(14,906)	431,223

Total current liabilities	716,688	280,022	58,793	(84,522)	970,981
Long-term debt	2,219,085	76	6,703	(6,703)	2,219,161
Other liabilities	353,294	2,424,175	21,474	(2,367,821)	431,122
Minority interests	—	—	—	8,427	8,427
Common stock	545	19,753	7,833	(27,586)	545
Treasury stock, at cost	(737,319)	—	—	—	(737,319)
Additional paid in capital	541,686	117,753	101,973	(219,726)	541,686
Other accumulated comprehensive loss	(1,411)	—	—	—	(1,411)
Retained earnings (deficit)	1,581,866	444,200	(17,719)	(187,962)	1,820,385

Total stockholders' equity	1,385,367	581,706	92,087	(435,274)	1,623,886

Total liabilities and stockholders' equity	$4,674,434	$3,285,979	$179,057	$(2,885,893)	$5,253,577

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

As of December 31, 2007	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$6,327	$20,096	$2,063	$—	$28,486
Accounts receivable, net of related allowances	299,940	631,410	7,810	(225,037)	714,123
Inventories	546,079	344,106	15,392	(1,179)	904,398
Other current assets	39,433	14,075	423	(4,709)	49,222

Total current assets	891,779	1,009,687	25,688	(230,925)	1,696,229
Property, plant and equipment, net	1,088,815	489,949	73,333	—	1,652,097
Intangible assets, net of accumulated amortization	—	514,547	—	—	514,547
Goodwill	—	510,983	—	—	510,983
Other assets, including investments in subs	2,161,734	200,684	15,648	(2,232,469)	145,597

Total assets	$4,142,328	$2,725,850	$114,669	$(2,463,394)	$4,519,453

Accounts payable	$154,047	$263,458	$16,045	$(54,701)	$378,849
Accrued expenses	161,577	74,925	111	(6,098)	230,515
Current maturities of long-term debt	294,720	442	9,807	(9,807)	295,162

Total current liabilities	610,344	338,825	25,963	(70,606)	904,526
Long-term debt	1,734,557	126	4,637	(4,637)	1,734,683
Other liabilities	298,828	2,004,913	53,673	(2,017,404)	340,010
Minority interests	—	—	—	11,038	11,038
Common stock	542	19,753	7,748	(27,501)	542
Treasury stock, at cost	(457,368)	—	—	—	(457,368)
Additional paid in capital	553,805	117,753	25,823	(143,576)	553,805
Other accumulated comprehensive income	21	—	—	—	21
Retained earnings (deficit)	1,401,599	244,480	(3,175)	(210,708)	1,432,196

Total stockholders' equity	1,498,599	381,986	(30,396)	(381,785)	1,529,196

Total liabilities and stockholders' equity	$4,142,328	$2,725,850	$114,669	$(2,463,394)	$4,519,453

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Income (in thousands):

For the Year Ended December 31, 2008	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,829,864	$9,172,433	$141,316	$(5,063,092)	$8,080,521
Costs of goods sold	3,094,647	8,666,446	153,629	(5,065,460)	6,849,262

Gross profit (loss)	735,217	505,987	(12,313)	2,368	1,231,259
Selling, general and administrative expenses	198,311	195,639	9,716	(27,647)	376,019

Operating income (loss)	536,906	310,348	(22,029)	30,015	855,240
Interest expense, net capitalized interest	72,813	66,177	768	4,816	144,574
Other (income) expense	248,247	(282,034)	(222)	862	(33,147)

Income (loss) before income taxes and equity in net income of subsidiaries	215,846	526,205	(22,575)	24,337	743,813
Income tax expense (benefit)	81,992	190,383	(8,544)	16,596	280,427

	133,854	335,822	(14,031)	7,741	463,386
Equity in net income of subsidiaries	321,791	—	—	(321,791)	—

Net income (loss)	$455,645	$335,822	$(14,031)	$(314,050)	$463,386

For the Year Ended December 31, 2007	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$2,812,970	$4,547,667	$78,866	$(3,054,954)	$4,384,549
Costs of goods sold	2,181,175	4,251,647	75,624	(3,039,591)	3,468,855

Gross profit	631,795	296,020	3,242	(15,363)	915,694
Selling, general and administrative expenses	131,966	96,811	5,195	(9,432)	224,540

Operating income (loss)	499,829	199,209	(1,953)	(5,931)	691,154
Interest expense, net capitalized interest	41,288	14,855	(326)	(401)	55,416
Other (income) expense	204,663	(199,842)	186	493	5,500

Income (loss) before income taxes and equity in net income of subsidiaries	253,878	384,196	(1,813)	(6,023)	630,238
Income tax expense (benefit)	101,493	139,953	(155)	(5,619)	235,672

	152,385	244,243	(1,658)	(404)	394,566
Equity in net income of subsidiaries	242,585	—	—	(242,585)	—

Net income (loss)	$394,970	$244,243	$(1,658)	$(242,989)	$394,566

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended December 31, 2006	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$2,655,469	$3,322,299	$63,541	$(2,802,522)	$3,238,787
Costs of goods sold	1,959,088	3,165,847	58,848	(2,774,988)	2,408,795

Gross profit	696,381	156,452	4,693	(27,534)	829,992
Selling, general and administrative expenses	116,979	59,181	3,815	(9,097)	170,878

Operating income	579,402	97,271	878	(18,437)	659,114
Interest expense, net capitalized interest	25,265	6,964	392	(517)	32,104
Other (income) expense	179,361	(184,416)	(129)	639	(4,545)

Income (loss) before income taxes and equity in net income of subsidiaries	374,776	274,723	615	(18,559)	631,555
Income tax expense (benefit)	142,032	98,994	411	(6,589)	234,848

	232,744	175,729	204	(11,970)	396,707
Equity in net income of subsidiaries	175,933	—	—	(175,933)	—

Net income (loss)	$408,677	$175,729	$204	$(187,903)	$396,707

Condensed Consolidating Statements of Cash Flows (in thousands):

For the Year Ended December 31, 2008	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operations	$167,413	$601,520	$6,368	$775,301
Net cash used in investing activities	(389,485)	(166,347)	(113,402)	(669,234)
Financing activities:
Issuance of long-term debt	2,838,734	—	7,166	2,845,900
Repayments of long-term debt	(2,201,670)	(200,363)	—	(2,402,033)
Purchase of treasury stock	(501,777)	—	—	(501,777)
Other	81,846	(243,391)	101,135	(60,410)

Net cash provided by (used in) financing activities	217,133	(443,754)	108,301	(118,320)

Increase (decrease) in cash and cash equivalents	(4,939)	(8,581)	1,267	(12,253)
Cash and cash equivalents at beginning of year	6,327	20,096	2,063	28,486

Cash and cash equivalents at end of year	$1,388	$11,515	$3,330	$16,233

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended December 31, 2007	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash provided by operations	$327,852	$87,896	$12,455	$428,203
Net cash used in investing activities	(1,093,660)	(85,785)	(67,184)	(1,246,629)
Financing activities:
Issuance of long-term debt	3,152,553	—	4,500	3,157,053
Repayments of long-term debt	(1,550,715)	(210,394)	(698)	(1,761,807)
Purchase of treasury stock	(533,654)	—	—	(533,654)
Other	(311,620)	215,769	51,798	(44,053)

Net cash provided by financing activities	756,564	5,375	55,600	817,539

Increase (decrease) in cash and cash equivalents	(9,244)	7,486	871	(887)
Cash and cash equivalents at beginning of year	15,571	12,610	1,192	29,373

Cash and cash equivalents at end of year	$6,327	$20,096	$2,063	$28,486

For the Year Ended December 31, 2006	Parent	Guarantors	Combined Non-Guarantors	Total Consolidated
Net cash (used in) provided by operations	$310,807	$98,054	$(3,909)	$404,952
Net cash used in investing activities	(203,523)	(11,928)	(1,962)	(217,413)
Financing activities:
Issuance of long-term debt	230,132	98,031	1,837	330,000
Repayments of long-term debt	(156,672)	(142,589)	2,030	(297,231)
Purchase of treasury stock	(247,411)	—	—	(247,411)
Other	19,396	(29,090)	652	(9,042)

Net cash provided by (used in) financing activities	(154,555)	(73,648)	4,519	(223,684)

Increase (decrease) in cash and cash equivalents	(47,271)	12,478	(1,352)	(36,145)
Cash and cash equivalents at beginning of year	62,842	132	2,544	65,518

Cash and cash equivalents at end of year	$15,571	$12,610	$1,192	$29,373

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008:
Net sales	$1,902,205	$2,403,939	$2,563,943	$1,210,434
Gross profit (loss)	347,309	479,655	445,206	(40,911)
Operating income (loss)	251,932	358,081	336,182	(90,955)
Net income (loss)	142,557	210,494	193,008	(82,673)
Earnings (loss) per share:
Basic	.75	1.11	.99	(.45)
Diluted	.72	1.05	.98	(.45)
2007:
Net Sales	$865,674	$911,248	$1,156,593	$1,451,034
Gross profit	216,403	216,582	228,451	254,258
Operating income	171,311	167,660	173,927	178,256
Net income	102,164	93,942	100,591	97,869
Earnings per share:
Basic	.53	.50	.56	.53
Diluted	.50	.48	.53	.50

        Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year. All prior period share data has been adjusted to reflect the company's two-for-one stock split effective March 2008.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A:    CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

        Management's report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

(b)
Changes in Internal Control Over Financial Reporting.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Our Management's Report on Internal Control Over Financial Reporting, as of December 31, 2008, can be found on page 41 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Ernst & Young LLP, on Internal Control Over Financial Reporting can be found on page 42 of this Form 10-K, each of which is incorporated by referenced into this Item 9A.

ITEM 9B:    OTHER INFORMATION

        None.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required to be furnished pursuant to Item 10 with respect to directors is incorporated herein by reference from the section entitled "Election of Directors" in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11:    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled "Information on Directors and Executive Officers" in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

        Our stockholders approved the Steel Dynamics, Inc. 2006 Equity Incentive Plan (2006 Plan) at our annual meeting of stockholders held May 18, 2006. The 2006 plan replaced our Amended and Restated 1996 Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan. The replaced plans will continue in effect until all matters relating to the exercise of the existing options have been settled; however, no further options will be issued. Our stockholders approved the Steel Dynamics, Inc. 2008 Equity Incentive Compensation Plan (2008 Plan) at our annual meeting of stockholders held May 22, 2008. The following table summarizes information about our equity compensation plans at December 31, 2008:

(c)
	(a)	(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders	8,448,334	$10.71	9,213,636
Equity compensation plans not approved by security holders	—	—	—

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as a part of this report:

1.
Financial Statements:

      See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 8 and described in the Index on page 40 of this Report.

  2.
  Financial Statement Schedules: None

(b)
Exhibits:

Articles of Incorporation
3.1a
Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1a in our Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.
3.1b	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective November 2, 2006, increasing the authorized shares to 200 million.
3.1c	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective March 27, 2008, increasing the authorized common shares to 400 million.
3.2a	Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed July 6, 2006.
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
4.10
Indenture relating to our issuance of $375 million of 7 3/4% Senior Notes due 2016, dated as of April 3, 2008, between Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.7 to our Form 8-K filed April 8, 2008.
4.10a
First Supplemental Indenture relating to our issuance of $125 million of 7 3/4% Senior Notes due 2016, dated as of April 18, 2008, between Steel Dynamics, Inc., as Issuer and the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.12 to our Form 8-K filed April 22, 2008.

4.11	Registration Rights Agreement between Steel Dynamics, Inc., as Issuer and Banc of America Securities, LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. Inc., as Initial Purchasers, dated as of April 3, 2008, re: $375,000,000 of our 7 3/4% Senior Notes due 2016, incorporated herein by reference from our Exhibit 4.6 to our Form 8-K filed April 8, 2008.
4.11a
Registration Rights Agreement between Steel Dynamics Inc., as Issuer and Banc of America Securities, LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Inc., ABN AMRO Inc., and Wells Fargo Securities, LLC as Initial Purchasers, dated as of April 18, 2008, re $125,000,000 of our 7 3/4% Senior Notes due 2016, incorporated herein by reference from our Exhibit 4.11 to our Form 8-K filed April 22, 2008.
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
10.19†*	Amended and Restated 1996 Incentive Stock Option Plan.
10.24†
2003 Executive Incentive Compensation Plan, approved by stockholders on May 29, 2003, incorporated herein by reference from our Exhibit 10.24 to our 2003 Annual Report on Form 10-K, filed March 12, 2004.
10.25†	2004 Employee Stock Purchase Plan, approved by stockholders on May 20, 2004, incorporated herein by reference from our Exhibit 10.25 to our 2004 Annual Report on Form 10-K, filed March 4, 2005.
10.40*	Non-Employee Director Stock Option Plan.
10.41†	2006 Equity Incentive Plan, approved by stockholders on May 18, 2006, incorporated herein by reference from our Form 10-K filed February 26, 2007.

10.42†	2008 Executive Incentive Compensation Plan, approved by stockholders on May 22, 2008, incorporated herein by reference to our May 22, 2008 Notice of Annual Meeting of Stockholders filed April 3, 2008.
Other
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	List of our Subsidiaries
23.1*	Consent of Ernst & Young LLP.
24.1	Powers of attorney (see signature page on page 83 of this Report).
Executive Officer Certifications
31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed concurrently herewith

†
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2009

STEEL DYNAMICS, INC.
By:	/s/ KEITH E. BUSSE Keith E. Busse Chairman and Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Keith E. Busse and Theresa E. Wagler, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2008 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2008 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ KEITH E. BUSSE Keith E. Busse	Chairman & Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009
/s/ THERESA E. WAGLER Theresa E. Wagler	Vice President & Chief Financial Officer	February 27, 2009
/s/ MARK D. MILLETT Mark D. Millett	Executive Vice President and Director	February 27, 2009
/s/ RICHARD P. TEETS, JR. Richard P. Teets, Jr.	Executive Vice President and Director	February 27, 2009

Signatures	Title	Date
/s/ JOHN C. BATES John C. Bates	Director	February 27, 2009
/s/ PAUL EDGERLEY Paul Edgerley	Director	February 27, 2009
Richard J. Freeland	Director	February 27, 2009
/s/ DR. JÜRGEN KOLB Dr. Jürgen Kolb	Director	February 27, 2009
/s/ JOSEPH D. RUFFOLO Joseph D. Ruffolo	Director	February 27, 2009
/s/ DR. FRANK BYRNE Dr. Frank Byrne	Director	February 27, 2009
/s/ JAMES C. MARCUCCILLI James C. Marcuccilli	Director	February 27, 2009