Form 10-Q
period 2009-03-31
STEEL DYNAMICS INC
filed 2009-05-11
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (see definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

(Check one):	Large accelerated filer ☒	Non-accelerated filer ☐

	Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 5, 2009, Registrant had 182,187,461 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and equivalents	$16,067	$16,233
Accounts receivable, net	335,715	453,011
Accounts receivable-related parties	26,124	49,921
Inventories, net	833,074	1,023,235
Deferred income taxes	26,631	23,562
Income taxes receivable	93,475	86,321
Other current assets	35,725	57,632
Total current assets	1,366,811	1,709,915

Property, plant and equipment, net	2,108,657	2,072,857

Restricted cash	16,217	18,515
Intangible assets, net	551,489	614,786
Goodwill	812,161	770,438
Other assets	70,744	67,066
Total assets	$4,926,079	$5,253,577

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$239,355	$259,742
Accounts payable-related parties	4,559	3,651
Accrued expenses	91,547	148,627
Accrued interest	58,191	30,874
Accrued payroll and benefits	39,492	34,303
Accrued profit sharing	56	62,561
Senior secured revolving credit facility, due 2012	231,000	366,000
Current maturities of long-term debt	65,450	65,223
Total current liabilities	729,650	970,981

Long-term debt
Senior secured term A loan, due 2012	487,700	503,800
7 3/8% senior notes, due 2012	700,000	700,000
6 3/4% senior notes, due 2015	500,000	500,000
7 3/4% senior notes, due 2016	500,000	500,000
Other long-term debt	30,314	15,361
	2,218,014	2,219,161

Deferred income taxes	373,712	365,496
Other liabilities	65,759	65,626

Commitments and contingencies

Stockholders’ equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 218,771,002 and 218,733,363 shares issued; and 182,130,997 and 181,820,012 shares outstanding, as of March 31, 2009 and December 31, 2008, respectively	545	545
Treasury stock, at cost; 36,640,005 and 36,913,351 shares, as of March 31, 2009 and December 31, 2008, respectively	(734,083)	(737,319)
Additional paid-in capital	544,971	541,686
Other accumulated comprehensive loss	(1,073)	(1,411)
Retained earnings	1,714,310	1,820,385
Total Steel Dynamics, Inc. stockholders’ equity	1,524,670	1,623,886
Noncontrolling interests	14,274	8,427
Total stockholders’ equity	1,538,944	1,632,313
Total liabilities and stockholders’ equity	$4,926,079	$5,253,577

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Net sales
Unrelated parties	$787,810	$1,814,083
Related parties	26,840	88,122
Total net sales	814,650	1,902,205

Costs of goods sold	855,277	1,554,896
Gross profit (loss)	(40,627)	347,309

Selling, general and administrative expenses	57,320	64,865
Profit sharing	(42)	18,507
Amortization of intangible assets	15,698	11,530
Total selling, general and administrative expenses	72,976	94,902

Operating income (loss)	(113,603)	252,407

Interest expense, net capitalized interest	36,251	29,807
Other income, net	(748)	(7,806)
Income (loss) before income taxes	(149,106)	230,406

Income taxes (benefit)	(59,332)	87,374

Net income (loss)	(89,774)	143,032

Net income (loss) attributable to noncontrolling interests	(1,912)	475

Net income (loss) attributable to Steel Dynamics, Inc.	$(87,862)	$142,557

Basic earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders	$(.48)	$.75

Weighted average common shares outstanding	182,000	189,039

Diluted earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$(.48)	$.72

Weighted average common shares and share equivalents outstanding	182,000	199,317

Dividends declared per share	$.10	$.10

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Operating activities
Net income (loss) attributable to Steel Dynamics, Inc.	$(87,862)	$142,557

Adjustments to reconcile net income (loss) attributable to Steel Dynamics, Inc. to net cash provided by operating activities
Depreciation and amortization	56,963	53,212
Equity-based compensation	8,579	3,929
Deferred income taxes	7,695	(973)
(Gain) loss on disposal of property, plant and equipment	(272)	14
Noncontrolling interests	(1,912)	475
Changes in certain assets and liabilities
Accounts receivable	141,093	(185,793)
Inventories	193,097	9,575
Other assets	17,825	2,633
Accounts payable	(34,054)	114,515
Income taxes payable	(4,107)	72,608
Accrued expenses	(82,350)	844
Net cash provided by operating activities	214,695	213,596

Investing activities
Purchases of property, plant and equipment	(74,338)	(93,764)
Purchases of securities	—	(20,373)
Other investing activities	(3,223)	1,329
Net cash used in investing activities	(77,561)	(112,808)

Financing activities
Issuance of current and long-term debt	237,059	218,000
Repayment of current and long-term debt	(358,666)	(233,214)
Debt issuance costs	(453)	(1,946)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	(2,058)	7,177
Purchase of treasury stock	—	(46,128)
Contribution from noncontrolling investor	5,000	—
Dividends paid	(18,182)	(14,274)
Net cash used in financing activities	(137,300)	(70,385)

Increase (decrease) in cash and equivalents	(166)	30,403
Cash and equivalents at beginning of period	16,233	28,486

Cash and equivalents at end of period	$16,067	$58,889

Supplemental disclosure information:
Cash paid for interest	$11,984	$11,385
Cash paid for federal and state income taxes, net of refunds	$(55,430)	$1,387

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business, Significant Accounting Policies, and Recent Accounting Pronouncements

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products. The company has three reporting segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 59% and 58% of the company’s net sales during the three-month periods ended March 31, 2009 and 2008, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations primarily are composed of the company’s steel scrap procurement and processing locations, operated through the company’s wholly-owned subsidiary, OmniSource Corporation (OmniSource), as well as Iron Dynamics (IDI), the company’s iron-substitute production facility. In addition, the impact related to the construction of the Mesabi Nugget iron-making facility and future mining operations in Hoyt Lakes, Minnesota is also included in this segment.  Metals recycling and ferrous resources operations accounted for approximately 33% and 37% of the company’s net sales during the three-month periods ended March 31, 2009 and 2008, respectively.

Steel Fabrication Operations.  Steel fabrication operations represent the company’s New Millennium Building Systems plants located throughout the eastern United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 7% and 4% of the company’s net sales during the three-month periods ended March 31, 2009 and 2008, respectively.

Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of SDI, together with its subsidiaries, after elimination of significant intercompany accounts and transactions.  Noncontrolling interest represents the minority shareholders’ proportionate share in the equity or income of the company’s consolidated subsidiaries.

Use of Estimates.  These financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that require management to make estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto.  Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment, intangible assets and goodwill; valuation allowances for trade receivables, inventories and deferred income tax assets; unrecognized tax benefits; potential environmental liabilities, litigation claims and settlements.  Actual results may differ from these estimates and assumptions.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results.  These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Uncertain Tax Positions.  The company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The state of Indiana completed its examination of the calendar years 2000 through 2005 in the third quarter of 2008. The company paid additional taxes of $20.7 million as a result of the examinations.  This amount was recorded as an unrecognized tax benefit when the company adopted Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48) on January 1, 2007. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of state income tax audits. Based on current audits in process, the payment of additional taxes could be in an amount from zero to $2.0 million during 2009, primarily related to state nexus issues. With few exceptions, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2005.

Included in the amount of unrecognized tax benefits at March 31, 2009, are potential benefits of $37.1 million that, if recognized, would affect the company’s effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the three months ended March 31, 2009, the company recognized interest of $329,000, net of tax, and benefits of $29,000. At March 31, 2009, the company had $7.5 million accrued for the payment of interest and penalties.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income (Loss) Attributable to Steel Dynamics, Inc.  The components of comprehensive income (loss) are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss) attributable to Steel Dynamics, Inc.	$(87,862)	$142,557
Unrealized loss on available-for-sale securities, net of tax	—	(1,761)
Unrealized gain on interest rate swap, net of tax	338	—
Comprehensive income (loss) attributable to Steel Dynamics, Inc.	$(87,524)	$140,796

Other accumulated comprehensive loss consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Unrealized loss on interest rate swap	$(1,745)	$(2,294)
Tax effect	672	883
Total other accumulated comprehensive loss	$(1,073)	$(1,411)

Recent Accounting Pronouncements.

On January 1, 2009, the company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the company’s financial statements for the three months ended March 31, 2009. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, the company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures, the adoption of SFAS 161 had no impact on the company’s financial statements.

On January 1, 2009, the company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheets within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS 160 were applied retrospectively. The adoption of SFAS 160 did not have a material impact on the company’s financial statements.

On January 1, 2009, the company adopted SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)), which replaces SFAS No. 141, Business Combinations, (SFAS 141) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of SFAS 141(R) had no impact on the company’s financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 1, 2009, the company adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the company’s financial statements.

On January 1, 2009, the company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 had no impact on the company’s financial statements.

The company adopted FSP 107-1, Disclosures About Fair Value of Financial Instruments, as of March 31, 2009. FSP 107-1 requires disclosures about fair value of all financial instruments for interim reporting periods. The applicable disclosures are included in Note 8 to the company’s financial statements included in this filing. The adoption of FSP 107-1 had no impact on the company’s financial statements.

Note 2.  Acquisition.

On June 9, 2008, the company completed its acquisition of Recycle South, one of the nation’s largest, privately-held, regional scrap metal recycling companies, headquartered in Spartanburg, South Carolina.  OmniSource (which already owned 25% of Recycle South), acquired the remaining 75% equity interest for a purchase price of approximately $376.3 million.  The company paid approximately $236.6 million in cash, including transaction costs, and issued 3,938,000 shares of Steel Dynamics, Inc. common stock valued at $139.8 million.  In addition, the company assumed $144.9 million of net debt, of which approximately $142.8 million was repaid upon the closing of the acquisition. The cash portion of the acquisition was funded from the company’s available cash which included proceeds from the issuance of the $500 million 7¾% senior notes due April 2016.  The company valued the common stock issued at $35.49 per share based on the average stock price of the company’s common stock during the two days before and after the date the acquisition was agreed to and announced (May 8, 2008).

The company purchased Recycle South to expand its metals recycling business. Recycle South provides a significant presence in the southeastern United States through its 22 locations within North Carolina, South Carolina and Georgia.  Recycle South’s consolidated operating results have been reflected in the company’s financial statements since June 9, 2008, in the metals recycling and ferrous resources reporting segment.

The purchase price of $376.3 million for the remaining 75% equity interest in Recycle South, combined with the 25% interest owned pursuant to the OmniSource acquisition, results in an aggregate purchase price of $501.8 million.  During the first quarter of 2009, the company adjusted the initial purchase price allocation to reflect additional refinement in valuation of the acquisition. The following allocation of the purchase price is still preliminary, and is subject to adjustments based on further determination of actual acquisition costs and the fair values, lives, and amortization methods of the acquired assets, assumed liabilities and identifiable intangible assets (in thousands):

	December 31, 2008	Adjustments	March 31, 2009
Current assets	$213,513	$—	$213,513
Property, plant & equipment	94,484	4,919	99,403
Intangible assets	155,000	(48,000)	107,000
Goodwill	272,355	42,880	315,235
Other assets	5,406	—	5,406
Total assets acquired	740,758	(201)	740,557

Current liabilities, excluding debt	94,015	(201)	93,814
Debt	144,947	—	144,947
Total liabilities assumed	238,962	(201)	238,761

Net assets acquired	$501,796	$—	$501,796

Preliminary goodwill and intangible assets of $315.2 million and $107.0 million, respectively, were recorded as a result of the acquisition. The goodwill is deductible for tax purposes.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The preliminary valuation of identifiable intangible assets related to the acquisition consisted of the following (in thousands):

	Amount	Useful Life
Customer relationships	$21,000	20 years
Scrap generator relationships	57,000	20 years
Trademarks	16,000	3 years
Covenants not to compete	13,000	5 years
	$107,000

The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed.  Finite-lived trademarks and covenants not to compete are amortized using a straight line methodology. The related aggregate amortization expense recognized for the three-month period ended March 31, 2009 was $7.3 million.  The estimated intangible asset amortization expense related to the total acquisition of Recycle South for the next five years and thereafter follows (in thousands):

2009 (including January 1 to March 31)	$18,367
2010	14,883
2011	11,361
2012	9,394
2013	7,277
Thereafter	41,714
Total	$102,996

Unaudited Pro Forma Information.  The following unaudited pro forma information is presented below as if the acquisition of Recycle South (effective on June 9, 2008) had occurred as of January 1, 2008 (in thousands, except per share amounts):

Three Months Ended
March 31, 2008

Net sales	$2,071,091
Net income attributable to Steel Dynamics, Inc.	149,752

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$.78
Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders	.74

The information presented above is for information purposes only and is not necessarily indicative of the actual results that could have occurred had the acquisition been consummated at January 1, 2008, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company.  The pro forma results reflect the inclusion of the acquired operations of Recycle South for the three-month period ended March 31, 2008, The actual results of Recycle South for the three-month period ended March 31, 2009 are included in the consolidated results of the company.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income (loss) attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended March 31,
	2009			2008
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$(87,862)	182,000	$(.48)	$142,557	189,039	$.75
Dilutive stock option effect	—	—		—	1,516
Convertible subordinated 4.0% notes	—	—		212	8,762
Diluted earnings per share	$(87,862)	182,000	$(.48)	$142,769	199,317	$.72

As of March 31, 2009, all of the company’s convertible subordinated 4.0% notes have been converted. Options to purchase 2.1 million shares were anti-dilutive at March 31, 2009.  No options were excluded at March 31, 2008.

Note 4.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  The inventories at March 31, 2009 reflect a lower of cost or market reserve of $83.3 million. The Company recorded lower of cost or market adjustments of $36.6 million to certain inventories at December 31, 2008. Inventory consisted of the following, of which all ferrous materials residing at both the steel and metals recycling operations are included in raw materials (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$380,652	$554,815
Supplies	235,952	224,710
Work-in-progress	43,289	57,489
Finished goods	173,181	186,221
Total inventories, net	$833,074	$1,023,235

Note 5.  Long-Term Debt

Senior Secured Credit Facility

The company’s senior secured credit agreement contains financial covenants and other covenants that limit or restrict the company’s ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. The company’s ability to borrow funds within the terms of the revolver is dependent upon its continued compliance with its financial covenants and other covenants contained in the senior secured credit agreement. The financial covenants state that the company must maintain at all times an interest coverage ratio of not less than 2.00:1.00 and must maintain a total debt to consolidated last-twelve-months trailing EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transaction adjustments as defined in the credit agreement) ratio of not more than 5.00:1.00. If the total debt to EBITDA ratio exceeds 3.50:1.00, then the ability of the company to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited to $25 million per quarter.

The company was in compliance with these covenants at March 31, 2009, with an interest coverage ratio of 5.41 and total debt to EBITDA ratio of 2.81.  However, based on the current economic environment and the company’s outlook, the company believes it may be in violation of its financial covenants during 2009, which if not resolved, could also constitute a cross default under other debt instruments. The company is considering a number of alternatives to address this situation, including but not limited to obtaining a waiver from its bank group. The company may incur additional costs related to these alternatives.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Changes in Stockholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total stockholders’ equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity attributable to the noncontrolling interests (in thousands):

		Stockholders of Steel Dynamics, Inc.
		Common	Additional Paid-In	Retained	Other Accumulated Comprehensive	Treasury	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Stock	Interests

Balances at January 1, 2009	$1,632,313	$545	$541,686	$1,820,385	$(1,411)	$(737,319)	$8,427
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	(2,058)	—	(2,058)	—	—	—	—
Dividends declared	(18,213)	—	—	(18,213)	—	—	—
Contributions from noncontrolling investor	5,000	—	—	—	—	—	5,000
Tax adjustment to noncontrolling interest	2,759	—	—	—	—	—	2,759
Equity-based compensation	8,579	—	5,343	—	—	3,236	—
Comprehensive income and net loss attributable to Steel Dynamics, Inc.	(89,436)	—	—	(87,862)	338	—	(1,912)
Balances at March 31, 2009	$1,538,944	$545	$544,971	$1,714,310	$(1,073)	$(734,083)	$14,274

Note 7.  Derivative Financial Instruments

Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FAS 133) requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge or a cash flow hedge.

The company is exposed to certain risks relating to its ongoing business operations. The primary risks mitigated by using derivative instruments by the company are commodity margin risk, interest rate risk, and foreign currency exchange rate risk. Forward contracts on various commodities are entered into to manage the price risk associated with forecasted purchases and sales of non-ferrous materials from the company’s metals recycling and ferrous resources operations. Interest rate swaps are entered into to manage interest rate risk associated with the company’s fixed and floating-rate borrowings. Forward exchange contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk as necessary.

In accordance with FAS 133, the company designated its interest rate swap as a cash flow hedge of floating-rate borrowings. Forward contracts on various commodities and forward exchange contracts on various foreign currencies are not designated as hedging instruments.

Cash Flow Hedging Strategy.  For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate borrowings). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), or hedge components excluded from the assessment of effectiveness, are recognized in the statement of operations during the current period.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commodity futures contracts.  The following summarizes the company’s commodity futures contract commitments as of March 31, 2009 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	10,425	MT
Aluminum	Short	9,600	MT
Copper	Long	14,413	MT
Copper	Short	5,803	MT
Nickel	Long	138	MT
Nickel	Short	954	MT
Silver	Short	1,029	Lbs

The following summarizes the location and amounts of the fair values and gains related to derivatives included in the company’s financial statements as of March 31, 2009 and December 31, 2008, and for the three-month periods ended March 31, 2009 and 2008 (in thousands):

	Location in Consolidated Balance Sheets	Fair Value March 31, 2009	Fair Value December 31, 2008
Commodity futures net liability	Accrued expenses	$18,816	$38,371
Interest rate swap liability	Accrued expenses	1,745	2,294

	Location in Consolidated Statements of Operations	Gain for Period Ended March 31, 2009	Gain for Period Ended March 31, 2008
Commodity futures contracts	Costs of goods sold	$19,555	$7,400
Interest rate swap	Other comprehensive income	549	—

Note 8.  Fair Value Measurements

FASB Statement No. 157 (FAS 157), Fair Value Measurements, provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, FAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  FAS 157 defines levels within the hierarchy as follows:

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2009, and December 31, 2008 (in thousands):

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity futures — financial assets	$8,970	$—	$8,970	$—

Interest rate swap	$1,745	$—	$1,745	$
Commodity futures	27,786	—	27,786	—
Financial liabilities	$29,531	$—	$29,531	$—

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity futures — financial assets	$15,866	$—	$15,866	$—
		—
Interest rate swap	$2,294	$—	$2,294	$—
Commodity futures	54,237	—	54,237	—
Financial liabilities	$56,531	$—	$56,531	$—

The fair value of long-term debt, including current maturities, was approximately $2.0 billion and $2.1 billion at March 31, 2009, and December 31, 2008, respectively.

Note 9.  Commitments and Contingencies

On February 1, 2008, the company was sued by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand, alleging damages in excess of $1.1 billion, arising out of Steel Dynamics’ activities in providing consulting services to a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998. On April 30, 2008, Steel Dynamics filed a Motion to Dismiss the lawsuit, and on February 23, 2009, the court dismissed the complaint with prejudice and denied the plaintiffs leave to amend their complaint. The Plaintiff has appealed this dismissal.

On September 17, 2008, Steel Dynamics, Inc. was served with a class action antitrust complaint alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against Steel Dynamics and eight other steel manufacturing companies.  The Complaint, filed in the United States District Court for the Northern District of Illinois in Chicago, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products.  Six additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification.  All but one of the Complaints purport to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and the present.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products from the defendants within the same time period.  All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  On January 2, 2009, the defendants in these cases filed a Joint Motion to Dismiss all of the lawsuits. On January 30, 2009, the plaintiffs filed their response to the Motion to Dismiss, and on February 20, 2009, the defendants filed their reply.  Although the company believes that the lawsuits are without merit and plans to aggressively defend these actions, the company cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

On March 18, 2009, Steel Dynamics, Inc., together with its Chairman and Chief Executive Officer, Keith E. Busse, and John Bates, a member of its board of directors, were served with a complaint, captioned Panasuk v. Steel Dynamics, Inc., et al., Civil Action No. 1109cv0066, filed in the United States District Court for the Northern District of Indiana, Fort Wayne Division, and purporting to represent a class of purchasers of Steel Dynamics common stock between January 26, 2009 and March 11, 2009.  The complaint alleges securities fraud in connection with the company’s issuance of certain earnings guidance and seeks damages in an unspecified amount.  The company believes that the complaint is without merit and will appropriately defend its interests.

Note 10.  Segment Information

The company has three reportable segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.  These operations are described in Note 1 to the financial statements.  Revenues included in the category “All Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further processing, slitting, and sale of certain steel products and the resale of certain secondary and excess steel products.  In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior notes, certain other investments, and certain profit sharing expenses.

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements.  Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, for more information related to the company’s segment reporting.  Inter-segment sales and any related profits are eliminated in consolidation. The company’s segment results for the three-month periods ended March 31 are as follows (in thousands):

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended		Metals Recycling /	Steel Fabrication
March 31, 2009	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$488,140	$222,399	$60,785	$11,107		$—		$782,431
External Non-U.S.	16,902	15,307	—	10		—		32,219
Other segments	22,072	58,702	22	1,057		(81,853)		—
	527,114	296,408	60,807	12,174		(81,853)		814,650
Operating income (loss)	(68,914)	(24,466)	3,000	(13,546)	(1)	(9,677)	(2)	(113,603)
Income (loss) before income taxes	(85,900)	(34,189)	1,354	(19,367)		(11,004)		(149,106)
Depreciation and amortization	24,692	29,808	1,757	706		—		56,963
Capital expenditures	31,088	43,664	(466)	52		—		74,338

As of March 31, 2009
Assets	2,303,344	2,099,817	180,322	505,615	(3)	(163,019)	(4)	4,926,079
Liabilities	199,811	184,708	10,706	3,132,625	(5)	(140,715)	(6)	3,387,135

Footnotes related to March 31, 2009 segment results (in millions):

(1)	Corporate SG&A	$11.4
	Other expenses	2.1
		$13.5

(2)	Margin impact from inter-company sales	$(9.7)

(3)	Deferred tax asset	$313.7
	Income taxes receivable	92.6
	Debt issuance costs	18.0
	Other	81.3
		$505.6

(4)	Elimination of inter-company receivables	$(20.0)
	Deferred taxes elimination	(112.8)
	Other	(30.2)
		$(163.0)

(5)	Debt	$2,483.1
	Deferred taxes	493.6
	Other	155.9
		$3,132.6

(6)	Deferred taxes elimination	$(111.0)
	Intercompany debt	(26.4)
	Other	(3.3)
		$(140.7)

For the three months ended		Metals Recycling /	Steel Fabrication
March 31, 2008	Steel Operations	Ferrous Resources	Operations	Other	Eliminations	Consolidated

Net Sales
External	$1,135,817	$566,181	$78,457	$33,608	$—	$1,814,063
External Non-U.S.	47,512	40,578	—	52	—	88,142
Other segments	73,473	197,005	66	367	(270,911)	—
	1,256,802	803,764	78,523	34,027	(270,911)	1,902,205
Operating income (loss)	234,557	47,176	3,644	(24,674)	(8,296)	252,407
Income (loss) before income taxes	220,113	46,041	2,248	(29,700)	(8,296)	230,406
Depreciation and amortization	33,992	16,820	1,835	565	—	53,212
Capital expenditures	64,372	22,273	5,237	1,882	—	93,764

As of March 31, 2008
Assets	2,661,670	1,764,120	221,521	308,314	(134,013)	4,821,612
Liabilities	392,461	317,812	12,678	2,596,919	(114,315)	3,205,555

Note 11.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior notes due 2012, 2015, and 2016. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis.  The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
As of March 31, 2009
Cash and equivalents	$609	$14,414	$1,044	$—	$16,067
Accounts receivable, net	148,206	439,392	5,605	(231,364)	361,839
Inventories, net	494,628	309,999	20,627	7,820	833,074
Other current assets	164,785	23,621	316	(32,891)	155,831
Total current assets	808,228	787,426	27,592	(256,435)	1,366,811
Property, plant and equipment, net	1,190,594	747,607	170,456	—	2,108,657
Intangible assets, net	—	551,489	—	—	551,489
Goodwill	—	812,161	—	—	812,161
Other assets, including investments in subs	2,797,868	287,650	9,139	(3,007,696)	86,961
Total assets	$4,796,690	$3,186,333	$207,187	$(3,264,131)	$4,926,079

Accounts payable	$106,739	$129,645	$27,535	$(20,005)	$243,914
Accrued expenses	110,637	123,868	915	(46,134)	189,286
Current maturities of long-term debt	296,179	271	14,907	(14,907)	296,450
Total current liabilities	513,555	253,784	43,357	(81,046)	729,650
Long-term debt	2,202,892	63	48,620	(33,561)	2,218,014
Other liabilities	367,929	2,344,584	8,067	(2,281,109)	439,471

Common stock	545	19,753	7,833	(27,586)	545
Treasury stock	(734,083)	—	—	—	(734,083)
Additional paid-in capital	544,971	117,753	105,000	(222,753)	544,971
Other accumulated comprehensive loss	(1,073)	—	—		(1,073)
Retained earnings	1,901,954	450,396	(19,964)	(618,076)	1,714,310
Total Steel Dynamics, Inc. stockholders’ equity	1,712,314	587,902	92,869	(868,415)	1,524,670
Noncontrolling interests	—	—	14,274	—	14,274
Total stockholders’ equity	1,712,314	587,902	107,143	(868,415)	1,538,944
Total liabilities and stockholders’ equity	$4,796,690	$3,186,333	$207,187	$(3,264,131)	$4,926,079

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
As of December 31, 2008
Cash and equivalents	$1,389	$11,514	$3,330	$—	$16,233
Accounts receivable, net	266,709	461,366	8,410	(233,553)	502,932
Inventories	612,731	369,412	23,408	17,684	1,023,235
Other current assets	126,969	46,949	351	(6,754)	167,515
Total current assets	1,007,798	889,241	35,499	(222,623)	1,709,915

Property, plant and equipment, net	1,186,317	751,904	134,636	—	2,072,857
Intangible assets, net	—	614,786	—	—	614,786
Goodwill	—	770,438	—	—	770,438
Other assets, including investments in subs	2,480,319	259,610	8,922	(2,663,270)	85,581
Total assets	$4,674,434	$3,285,979	$179,057	$(2,885,893)	$5,253,577

Accounts payable	$119,969	$124,009	$43,322	$(23,907)	$263,393
Accrued expenses	165,547	155,962	3,910	(49,054)	276,365
Current maturities of long-term debt	431,172	51	14,906	(14,906)	431,223
Total current liabilities	716,688	280,022	62,138	(87,867)	970,981

Long-term debt	2,219,085	76	6,703	(6,703)	2,219,161
Other liabilities	353,294	2,424,175	12,600	(2,350,521)	431,122

Common stock	545	19,753	7,833	(27,586)	545
Treasury stock	(737,319)	—	—	—	(737,319)
Additional paid-in capital	541,686	117,753	101,973	(219,726)	541,686
Other accumulated comprehensive loss	(1,411)	—	—	—	(1,411)
Retained earnings	1,581,866	444,200	(12,192)	(193,489)	1,820,385
Total Steel Dynamics, Inc. stockholders’ equity	1,385,367	581,706	97,614	(440,801)	1,623,886
Noncontrolling interests	—	—	8,427	—	8,427
Total stockholders’ equity	1,385,367	581,706	106,041	(440,801)	1,632,313
Total liabilities and stockholders’ equity	$4,674,434	$3,285,979	$179,057	$(2,885,893)	$5,253,577

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$349,803	$864,973	$12,174	$(412,300)	$814,650
Costs of goods sold	415,235	823,298	14,463	(397,719)	855,277
Gross profit (loss)	(65,432)	41,675	(2,289)	(14,581)	(40,627)
Selling, general and administrative	28,066	45,469	2,932	(3,491)	72,976
Operating loss	(93,498)	(3,794)	(5,221)	(11,090)	(113,603)
Interest expense, net capitalized interest	20,452	14,486	279	1,034	36,251
Other (income) expense, net	25,669	(26,728)	17	294	(748)
Income (loss) before income taxes and equity in net income of subsidiaries	(139,619)	8,448	(5,517)	(12,418)	(149,106)
Income taxes (benefit)	(56,552)	2,252	(1,359)	(3,673)	(59,332)
	(83,067)	6,196	(4,158)	(8,745)	(89,774)
Equity in net income (loss) of subsidiaries	2,038	—	—	(2,038)	—
Net loss attributable to noncontrolling interests	—	—	(1,912)	—	(1,912)
Net income (loss) attributable to Steel Dynamics, Inc.	$(81,029)	$6,196	$(2,246)	$(10,783)	$(87,862)

For the three months ended,			Combined	Consolidating	Total
March 31, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$865,069	$2,082,312	$34,027	$(1,079,203)	$1,902,205
Costs of goods sold	662,014	1,923,869	31,174	(1,062,161)	1,554,896
Gross profit	203,055	158,443	2,853	(17,042)	347,309
Selling, general and administrative	49,340	47,753	2,125	(4,316)	94,902
Operating income (loss)	153,715	110,690	728	(12,726)	252,407
Interest expense, net capitalized interest	16,523	13,291	163	(170)	29,807
Other (income) expense, net	58,395	(66,260)	(142)	201	(7,806)
Income (loss) before income taxes and equity in net income of subsidiaries	78,797	163,659	707	(12,757)	230,406
Income taxes (benefit)	29,943	59,978	88	(2,635)	87,374
	48,854	103,681	619	(10,122)	143,032
Equity in net income of subsidiaries	104,300	—	—	(104,300)	—
Net income attributable to noncontrolling interests	—	—	475	—	475
Net income (loss) attributable to Steel Dynamics, Inc.	$153,154	$103,681	$144	$(114,422)	$142,557

Condensed Consolidating Statements of Cash Flows (in thousands)

For the three months ended,				Combined	Total
March 31, 2009		Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used in) operating activities		$153,764	$81,368	$(20,437)	$214,695
Net cash used in investing activities		(20,611)	(17,791)	(39,159)	(77,561)
Net cash provided by (used in) financing activities		(133,933)	(60,677)	57,310	(137,300)
Increase (decrease) in cash and equivalents		(780)	2,900	(2,286)	(166)
Cash and equivalents at beginning of period		1,389	11,514	3,330	16,233
Cash and equivalents at end of period		$609	$14,414	$1,044	$16,067

For the three months ended,				Combined	Total
March 31, 2008		Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities		$130,004	$75,270	$8,322	$213,596
Net cash used in investing activities		(73,828)	(30,814)	(8,166)	(112,808)
Net cash provided by (used in) in financing activities		(61,908)	(17,242)	8,765	(70,385)
Increase (decrease) in cash and equivalents		(5,732)	27,214	8,921	30,403
Cash and equivalents at beginning of period		6,327	20,096	2,063	28,486
Cash and equivalents at end of period		$595	$47,310	$10,984	$58,889

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in the steel marketplace, our revenue growth, and costs of raw materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Such predictive statements are not guarantees of future performance, and actual results could differ materially from our current expectations. Factors that could cause such predictive statements to turn out other than as anticipated or predicted include, among others: changes in global economic conditions affecting steel consumption, steel scrap and non-ferrous material consumption; continuation of the current financial crisis; increased foreign imports; reduced domestic exports; increased price competition; difficulties in integrating acquired businesses; risks and uncertainties involving new products or new technologies; changes in the availability or cost of steel scrap or substitute materials; increases in energy costs; occurrence of unanticipated equipment failures and plant outages; labor unrest; and the effect of the elements on production or consumption.

In addition, we refer you to the sections titled Special Note Regarding Forward-Looking Statements and Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008, as well as in other reports which we file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated.  These reports are available publicly on the SEC web site, www.sec.gov, and on our web site, www.steeldynamics.com.  Forward-looking or predictive statements we make are based on our knowledge of our businesses and the environment in which they operate as of the date on which the statements were made.  Due to these risks and uncertainties, as well as matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report.  We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Operating Statement Classifications

Net Sales.  Net sales from our operations are a factor of net tons shipped, product mix and related pricing. We charge premium prices for certain grades of steel, product dimensions, certain smaller volumes, and for value-added processing or coating of the steel products.  Except for our steel fabrication operations segment, we recognize revenue from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product is transferred to the customer. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. Net sales from steel fabrication operations are recognized from construction contracts utilizing a percentage-of-completion method, which is based on the percentage of steel consumed to date as compared to the estimated total steel required for each contract.

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

Interest Expense, net Capitalized Interest.  Interest expense consists of interest associated with our senior credit facilities and other debt (described in the notes to our financial statements included in our 2008 Annual Report on Form 10-K) net of capitalized interest costs that are related to construction expenditures during the construction period of material capital projects.

Other Income, net.  Other income consists of interest income earned on our cash balances and any other non-operating income activity, including gains on certain short-term investments and income from equity investments. Other expense consists of any non-operating costs.

Acquisition

On June 9, 2008, we completed our acquisition of Recycle South, one of the nation’s largest, privately-held, regional scrap metal recycling companies, headquartered in Spartanburg, South Carolina.  OmniSource (which already owned 25% of Recycle South), acquired the remaining 75% equity interest for a purchase price of approximately $376.3 million.  We paid approximately $236.6 million in cash, including transaction costs, and issued 3,938,000 shares of Steel Dynamics, Inc. common stock valued at $139.8 million.  In addition, we assumed $144.9 million of net debt, of which approximately $142.8 million was repaid upon the closing of the acquisition.

We purchased Recycle South to expand our metals recycling business. Recycle South provides a significant presence in the southeastern United States through its 22 locations within North Carolina, South Carolina and Georgia.  Recycle South’s consolidated operating results have been reflected in our financial statements since June 9, 2008, in the metals recycling and ferrous resources reporting segment.

First Quarter Operating Results 2009 vs. 2008

Outlook.  Net loss attributable to Steel Dynamics, Inc. was $87.9 million, or $.48 per diluted share, during the first quarter of 2009, compared with net income attributable to Steel Dynamics, Inc. of $142.6 million, or $.72 per diluted share, during the first quarter of 2008. As is the case throughout the global steel industry, we have been adversely impacted in recent quarters by the overall economic recession.  While the negative trend in falling demand and pricing for our products appears to be slowing, we are still anticipating sluggish activity.  We have taken steps to further reduce production and other costs, as our utilization rates were less than 50% of operational production capacity during the quarter. Certain raw material inputs at our steel operations were also written down during the quarter. With this even further reduced cost structure, we believe that we are well positioned in the near term to capitalize on any increase in demand given our low variable cost structure, which allows us to generate operating income even at reduced utilization rates.

Gross Profit.   When comparing the first quarter of 2009 with the first quarter of 2008, our net sales decreased $1.1 billion, or 57%, to $815 million.  Our gross profit percentage was a negative 5% during the first quarter of 2009 as compared to a positive 18% for the first quarter of 2008, and as compared to a negative 3% on a linked-quarter basis. The most significant non-operating component of our first quarter 2009 loss was a non-cash adjustment to inventory values of $83.3 million, or $.27 per diluted share, due principally to the rapid decline in flat-rolled steel product values.  Excluding inventory write downs, gross profit percentage was 5% and 0% for the three-month periods ended March 31, 2009, and December 31, 2008, respectively.

Steel Operations

	Three Months		Three Months
	Ended		Ended
	March 31,		December 31,
	2009	2008	2008
Shipments (net tons)
Flat Roll Division	303,938	685,320	361,145
Structural and Rail Division	129,555	299,687	228,132
Engineered Bar Products Division	71,540	147,948	123,449
Roanoke Bar Division	76,610	151,368	94,374
Steel of West Virginia	43,124	75,724	45,788
The Techs	118,359	262,011	89,551
Total shipments	743,126	1,622,058	942,439
Intra-company	(52,012)	(130,685)	(51,803)
External shipments	691,114	1,491,373	890,636

Steel operations accounted for 59% and 58% of our net sales during the first quarter of 2009 and 2008, respectively.  First quarter 2009 shipments were down dramatically compared to the same period in 2008 at all our steel operations divisions due to the depressed economic climate.  We also experienced decreased linked-quarter shipments at all our steel operations divisions, with the exception of The Techs, which increased shipments by 29,000 tons, or 32%, due primarily to the timing of shipments rather than an increase in order entry activity.

Our first quarter 2009 average steel operations’ selling price per ton shipped decreased $62 compared with the first quarter of 2008 and $193 compared with the fourth quarter of 2008. Demand for steel products has remained weak into the second quarter of 2009, putting further downward pressure on selling prices. Steel services center customers, which normally comprise approximately 60% of our steel operations shipments, have continued destocking efforts through the first quarter of 2009. We do not anticipate a meaningful increase in our steel operations shipping volumes until service center buying activity resumes. Likewise, our end markets are concentrated in the non-residential construction, heavy equipment, and automotive industries, sectors that have been negatively impacted by the economic downturn.

Average Quarterly Steel Selling Prices

Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations decreased $56 compared with the first quarter of 2008, and $78 on a linked-quarter basis. During the first quarter of 2009 and 2008, respectively, our metallic raw material costs represented 49% and 62% of our steel operation’s manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes.  During the first quarter of 2009, our steel operations’ costs of goods sold included $83.3 million in additional costs related to decreasing our inventory values, which were above prevailing market selling values.  We anticipate steel scrap prices to remain relatively steady during the remainder of 2009 which, when combined with the revaluation of our inventories at the end of 2008 and beginning of 2009, should result in a favorable cost structure.

Metals Recycling and Ferrous Resources Operations

	Three Months		Three Months
	Ended		Ended
	March 31,		December 31,
	2009	2008	2008
Ferrous metals shipments
Total	729,869	1,391,382	897,922
Intra-company	(246,728)	(463,893)	(438,532)
External	483,141	927,489	459,390

Non-ferrous metals shipments (thousands of pounds)	190,394	238,788	177,246

Iron Dynamics shipments
Liquid pig iron	41,226	45,443	21,171
Hot briquetted iron	20,326	19,741	27,005
Other	674	2,809	3,834
	62,226	67,993	52,010

Metals recycling and ferrous resources operations accounted for 33% and 37% of our net sales during the first quarters of 2009 and 2008, respectively.  Our metals recycling operations primarily engage in the brokerage, collection and processing of ferrous and non-ferrous metals for resale to steel companies, brokers and other metals processors. During the first quarter of 2009, this segment recorded external shipments of 483,000 tons of ferrous metals and 190.4 million pounds of non-ferrous materials, compared with 927,000 tons and 238.8 million pounds during the same period in 2008. On a linked-quarter basis, external shipments of ferrous metals and non-ferrous materials increased by 24,000 tons and 13.1 million pounds, respectively. External shipments for the quarter fell substantially compared to the same period in 2008, in spite of the acquisition in June 2008 of Recycle South. Due to the global economic recession, electric arc furnace utilization is running at levels below 50%, thus suppressing demand for ferrous metals. Conversely, the market for non-ferrous materials, particularly copper, has shown modest signs of strengthening, with demand from China appearing to be the primary driver.

We anticipate ferrous and non-ferrous material costs to remain relatively stable during the remainder of 2009, as suppressed demand is being offset by limited supply due to low levels of manufacturing activity, which generates our supply of industrial scrap.

Steel Fabrication Operations

Steel fabrication operations accounted for 7% and 4% of our net sales during the first quarters of 2009 and 2008, respectively. Our average steel fabrication operations’ selling price per ton shipped increased $198, or 17%, during the first quarter of 2009 when compared with 2008, and decreased $117, or 8%, on a linked-quarter basis.  The purchase of various steel products is the largest single cost of production for our steel fabrication operations.  During the first quarters of 2009 and 2008, respectively, the cost of steel products purchased represented 75% and 70% of the total cost of manufacturing for our steel fabrication operations. In spite of the weak economy and decreased activity in non-residential construction, our steel fabrication segment was able to generate operating income in the first quarter of 2009.  We anticipate non-residential construction activity to remain slow during the remainder of 2009, resulting in decreased shipping volumes and selling prices for this segment of our operations compared to 2008.

Average Quarterly Fabrication Selling Prices

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $73.0 million during the first quarter of 2009, as compared to $94.9 million during the first quarter of 2008, a decrease of $21.9 million, or 23%. Our selling, general and administrative expenses represented 9% and 5% of our total net sales during the first quarters of 2009 and 2008, respectively.  The percentage increase is primarily a result of the significant decline in nets sales in the first quarter of 2009 compared with the prior year.

The decrease in our selling, general and administrative expenses were due primarily to not recording profit sharing expense during the first quarter of 2009 as a result of the quarter’s net loss. We recorded expense of $16.3 million during 2008 related to our Steel Dynamics performance-based profit sharing plan allocation. During 2008 the company’s board of directors modified the contribution percentage for this plan to consist of 2% of consolidated pretax earnings plus a unique percentage of each of the company’s operating segments’ pretax earnings. The resulting total contribution percentage was 8% of consolidated pretax earnings during the first quarter of 2008. During the first quarter of 2008, we recorded additional profit sharing expense of $2.2 million related to certain subsidiaries whose employees did not participate in the aforementioned plan.

Amortization of intangible assets increased $4.2 million during the first quarter of 2009 compared to the same period in 2008.  This increase includes $4.8 million of additional amortization of intangible assets required to be recorded due to the adjustment of the purchase price allocation and intangible asset valuations related to the acquisition of Recycle South in June 2008. The Recycle South valuation of finite-lived intangibles is still preliminary, which could cause a change in the amount of amortization on a prospective basis.

Interest Expense, net Capitalized Interest.  During the first quarter of 2009, gross interest expense increased $5.5 million, or 16%, to $39.3 million, and capitalized interest decreased $2.0 million to $3.1 million, when compared to the same period in 2008. This increase in interest expense was due to increased borrowings of $496.6 million. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. Our weighted-average interest rate on our outstanding borrowings was 5.8% and 6.1% at March 31, 2009 and December 31, 2008, respectively. We currently anticipate gross interest expense to remain relatively stable during the remainder of 2009.

Other Income, net Other Expense.  Other income was $748,000 during the first quarter of 2009, as compared to $7.8 million during the same period in 2008. During the first quarter of 2008, other income of $6.7 million was attributable to earnings from investments in scrap procurement and processing entities which were accounted for under the equity method of accounting. As of the date of its acquisition, Recycle South, which was $6.4 million of other income during the first quarter of 2008, is no longer included in other income, as its results are consolidated in our financial statements after acquisition.

Income Taxes (Benefit).  During the first quarter of 2009, our income tax provision was a benefit of $59.3 million, as compared to expense of $87.4 million during the same period in 2008. Our effective income tax rate was 40.3% and 38.0% during the first quarters of 2009 and 2008, respectively. Our first quarter 2009 effective income tax rate was impacted by a tax credit. We project our effective income tax rate to be 39.3% for the remainder of 2009. We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Included in the amount of unrecognized tax benefits at March 31, 2009, are potential benefits of $37.1 million that, if recognized, would affect our effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During the first quarter of 2009, we recognized interest of $329,000, net of tax, and benefits of $29,000. At March 31, 2009, we had $7.5 million accrued for the payment of interest and penalties.

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The state of Indiana completed its examination of the calendar years 2000 through 2005 in the third quarter of 2008. We paid additional taxes of $20.7 million as a result of the examinations.  This amount was recorded as an unrecognized tax benefit when we adopted Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48) on January 1, 2007. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of state income tax audits. Based on current audits in process, the payment of additional taxes could be in an amount from zero to $2.0 million during 2009, primarily related to state nexus issues. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2005.

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

Working Capital.  During the first quarter of 2009, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals decreased $224.7 million to $761.7 million compared to December 31, 2008. Trade receivables decreased $141.1 million, or 28%, during the first quarter of 2009 to $361.8 million, of which 94% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 7% and 10% of our outstanding trade receivables at March 31, 2009 and December 31, 2008, respectively. Trade receivables declined substantially during the first quarter of 2009 due to a continued decrease in shipping volumes and product prices. The dollar value of our raw materials, primarily steel scrap inventories, decreased by approximately $174.2 million during the quarter. Approximately $78.9 million of this decrease related to the $83.3 million non-cash inventory write down. Steel scrap inventory volumes, including both steel operations and metals recycling and ferrous resources, increased by 41,000 gross tons during the first quarter of 2009. The dollar value of total inventories decreased $190.2 million, or 19%, to $833.1 million during the quarter, with volumes of work-in-process and finished goods inventories remaining relatively stable. Our trade payables and general accruals decreased $106.6 million, or 20%, during the first quarter of 2009.  This is a reflection of the slowdown in our production process and commodity raw material prices purchased during the first quarter of 2009 to match the decrease in the demand for our products, as well as the payment in March 2009 of $61.7 million of accrued profit sharing related to calendar year 2008.

Capital Expenditures.  During the first quarter of 2009, we invested $74.3 million in property, plant and equipment, of which $13.3 million related primarily to the addition of a second rolling mill at our Structural and Rail Division, $7.2 million related to metals recycling operations and $36.1 million related to construction at Mesabi Nugget, our planned iron-nugget manufacturing facility and related mining operations. The other capital expenditures of $17.7 million primarily represented maintenance projects at our other facilities. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion.

Capital Resources and Long-term Debt.  During the first quarter of 2009, our total outstanding debt decreased $135.9 million to $2.5 billion. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities divided by the sum of our long-term debt and our total stockholders’ equity, was 62% at March 31, 2009 and December 31, 2008.  At March 31, 2009, there were outstanding borrowings of $231.0 million under our $874.0 million senior secured revolver and $552.1 million outstanding under our term A loan (both due July 2012).

The senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial covenants and other covenants contained in the senior secured credit agreement. The financial covenants state that we must maintain at all times an interest coverage ratio of not less than 2.00:1.00 and must maintain a total debt to consolidated last-twelve-months trailing EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transaction adjustments as defined in the credit agreement) ratio of not more than 5.00:1.00. If the total debt to EBITDA ratio exceeds 3.50:1.00, then our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited to $25 million per quarter. We were in compliance with these covenants at March 31, 2009 with an interest coverage ratio of 5.41 and a total debt to EBITDA ratio of 2.81. However, based on the current economic environment and our outlook, we believe we may be in violation of our financial covenants during 2009, which if not resolved, could also constitute a cross default under other debt instruments. We are considering a number of alternatives to address this situation, including but not limited to obtaining a waiver from our bank group. We may incur additional costs related to these alternatives.

Cash Dividends.  We declared cash dividends of $18.2 million, or $.10 per share, during the first quarter of 2009 and $18.9 million, or $.10 per share, during the first quarter of 2008. We paid cash dividends of $18.2 million and $14.3 million during the first quarters of 2009 and 2008, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis.  The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

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

Critical Accounting Policies and Estimates

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

Our annual testing for goodwill impairment is performed during the fourth quarter of each year.  However, given the current global economic recession, we examined both our overall market capitalization as well as an assessment of profitability and financial forecasts within our reporting units to which goodwill has been allocated to determine whether indicators of possible impairment existed as of March 31, 2009.  We determined that, based on continued operating losses during the quarter and a significant change in financial forecasts since the fourth quarter of 2008, indicators of possible impairment did exist within our OmniSource reporting unit, which includes the goodwill associated with the Elizabethton, OmniSource, and Recycle South acquisitions.  Based on this assessment, we performed a discounted cash flow valuation of the OmniSource reporting unit, utilizing updated five-year financial projections and estimates of cash flows, discounted using our weighted average cost of capital based on market conditions as of the testing date.  For periods beyond our five-year projections, we used an assumed 2.0% terminal growth rate. This methodology was consistent with that used in our annual testing for impairment, although our revised financial forecasts resulted in a lower valuation result than was achieved during our annual testing.  Our testing found that no goodwill impairment existed as of March 31, 2009.  We applied sensitivity analysis procedures to our valuation and found that a discount rate 1.0% higher would have no impact on our conclusion; likewise, a terminal growth rate as low as 0.1% would not change our conclusions regarding impairment. Fluctuations in the financial forecasts or discount rates used beyond these sensitivity thresholds could result in a material impairment charge in future periods.

Our other indefinite-lived intangible assets are related to trademarks acquired through various business combinations as follows, as of March 31, 2009 (in thousands):

The Techs	$81,800
OmniSource Corporation	108,000
$189,800

We test indefinite-lived intangible assets for impairment through the comparison of the fair value of the specific intangible asset with its carrying amount.  The fair value of the intangible asset is determined by using an estimate of future cash flows attributable to the asset and a risk-adjusted discount rate to compute a net present value of future cash flows.  If the fair value is less than the carrying value, an impairment loss is recorded in an amount equal to the excess in carrying value.  Due to the indicators of possible impairment described above related the goodwill associated with OmniSource, we updated our valuation of the indefinite-lived intangible asset associated with OmniSource.  Our testing found that no indefinite-lived intangible asset impairment existed as of March 31, 2009. Fluctuations in the financial forecasts or discount rates used could result in a material impairment charge in future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We generally maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. We have an interest rate swap agreement (Swap Agreement) with a notional amount of $185 million in order to mitigate interest-rate volatility exposure associated with the cost of our senior secured credit facility. The Swap Agreement is scheduled to terminate on October 28, 2009.  Under the terms of the Swap Agreement, we are entitled to receive on the 28th of each month interest payments at a floating-rate based on the one month LIBOR rate and we are obligated to make interest payments on the 28th of each month at a fixed rate of 2.21%. At March 31, 2009, no material changes had occurred related to our interest rate risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008

Commodity Risk

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

Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 23 months for physical commodity requirements and for up to 12 years for commodity transportation requirements. We fully utilized all such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At March 31, 2009, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

In our metals recycling operations we have certain fixed price contracts with various customers for future delivery of nonferrous metals. Our risk strategy has generally been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer. At March 31, 2009 we had a cumulative unrealized loss primarily associated with these financial contracts of $18.8 million. We expect the customer contracts to be fully consummated.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as we use that term and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Steel Dynamics, Inc. as well as its various subsidiaries, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of these lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

On February 1, 2008, the company was sued by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand, alleging damages in excess of $1.1 billion, arising out of Steel Dynamics’ activities in providing consulting services to a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998. On April 30, 2008, Steel Dynamics filed a Motion to Dismiss the lawsuit, and on February 23, 2009, the court dismissed the complaint with prejudice and denied the plaintiffs leave to amend their complaint. The Plaintiff has appealed this dismissal.

On September 17, 2008, Steel Dynamics, Inc. was served with a class action antitrust complaint alleging violations of Section 1 of the Sherman Act, brought by Standard Iron Works of Scranton, Pennsylvania, against Steel Dynamics and eight other steel manufacturing companies.  The Complaint, filed in the United States District Court for the Northern District of Illinois in Chicago, alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States by artificially restricting the supply of such steel products.  Six additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification.  All but one of the Complaints purport to be brought on behalf of a class consisting of all purchasers of steel products directly from the defendants between January 1, 2005 and the present.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products from the defendants within the same time period.  All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  On January 2, 2009, the defendants in these cases filed a Joint Motion to Dismiss all of the lawsuits. On January 30, 2009, the plaintiffs filed their response to the Motion to Dismiss, and on February 20, 2009, the defendants filed their reply.  Although the company believes that the lawsuits are without merit and plans to aggressively defend these actions, the company cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

On March 18, 2009, Steel Dynamics, Inc., together with its Chairman and Chief Executive Officer, Keith E. Busse, and John Bates, a member of its board of directors, were served with a complaint, captioned Panasuk v. Steel Dynamics, Inc., et al., Civil Action No. 1109cv0066, filed in the United States District Court for the Northern District of Indiana, Fort Wayne Division, and purporting to represent a class of purchasers of Steel Dynamics common stock between January 26, 2009 and March 11, 2009.  The complaint alleges securities fraud in connection with the company’s issuance of certain earnings guidance and seeks damages in an unspecified amount.  The company believes that the complaint is without merit and will appropriately defend its interests.

ITEM 1A.  RISK FACTORS.

No material changes have occurred to the indicated risk factors as disclosed in our 2008 Annual Report on Form 10-K.

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

May 11, 2009

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer