Form 10-Q
period 2009-06-30
STEEL DYNAMICS INC
filed 2009-08-07
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7575 West Jefferson Blvd, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (260) 969-3500

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

As of August 3, 2009, Registrant had 215,163,173 outstanding shares of common stock.

STEEL DYNAMICS, INC.

PART I.  Financial Information

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and equivalents	$18,217	$16,233
Accounts receivable, net	340,426	453,011
Accounts receivable-related parties	24,310	49,921
Inventories	738,470	1,023,235
Deferred income taxes	32,179	23,562
Income taxes receivable	125,912	86,321
Other current assets	22,017	57,632
Total current assets	1,301,531	1,709,915

Property, plant and equipment, net	2,144,360	2,072,857

Restricted cash	13,932	18,515
Intangible assets, net	557,194	614,786
Goodwill	780,321	770,438
Other assets	84,474	67,066
Total assets	$4,881,812	$5,253,577

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$225,753	$259,742
Accounts payable-related parties	1,693	3,651
Accrued expenses	81,025	148,627
Accrued interest	27,656	30,874
Accrued payroll and benefits	37,157	34,303
Accrued profit sharing	56	62,561
Senior secured revolving credit facility, due 2012	114,000	366,000
Current maturities of long-term debt	1,049	65,223
Total current liabilities	488,389	970,981

Long-term debt
Senior secured term A loan	—	503,800
7 3/8% senior notes, due 2012	700,000	700,000
5.125% convertible senior notes, due 2014	287,500	—
6 ¾% senior notes, due 2015	500,000	500,000
7 ¾% senior notes, due 2016	500,000	500,000
Other long-term debt	42,392	15,361
	2,029,892	2,219,161

Deferred income taxes	371,953	365,496
Other liabilities	67,095	65,626

Commitments and contingencies

Stockholders’ equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 251,398,691 and 218,733,363 shares issued; and 214,808,597 and 181,820,012 shares outstanding, as of June 30, 2009 and December 31, 2008, respectively	626	545
Treasury stock, at cost; 36,590,094 and 36,913,351 shares, as of June 30, 2009 and December 31, 2008, respectively	(730,862)	(737,319)
Additional paid-in capital	958,558	541,686
Other accumulated comprehensive loss	—	(1,411)
Retained earnings	1,682,208	1,820,385
Total Steel Dynamics, Inc. stockholders’ equity	1,910,530	1,623,886
Noncontrolling interests	13,953	8,427
Total stockholders’ equity	1,924,483	1,632,313
Total liabilities and stockholders’ equity	$4,881,812	$5,253,577

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales
Unrelated parties	$773,137	$2,289,121	$1,560,947	$4,103,082
Related parties	19,021	114,818	45,861	203,062
Total net sales	792,158	2,403,939	1,606,808	4,306,144

Costs of goods sold	723,321	1,924,284	1,578,598	3,479,180
Gross profit	68,837	479,655	28,210	826,964

Selling, general and administrative expenses	48,559	85,766	105,879	150,631
Profit sharing	—	26,897	(42)	45,404
Amortization of intangible assets	13,994	8,120	29,692	19,650
Total selling, general and administrative expenses	62,553	120,783	135,529	215,685

Operating income (loss)	6,284	358,872	(107,319)	611,279

Interest expense, net capitalized interest	37,043	35,475	73,294	65,282
Other (income) expense, net	786	(16,901)	38	(24,707)
Income (loss) before income taxes	(31,545)	340,298	(180,651)	570,704

Income taxes (benefit)	(15,024)	129,013	(74,356)	216,387

Net income (loss)	(16,521)	211,285	(106,295)	354,317

Net income (loss) attributable to noncontrolling interests	(530)	791	(2,442)	1,266

Net income (loss) attributable to Steel Dynamics, Inc.	$(15,991)	$210,494	$(103,853)	$353,051

Basic earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders	$(.08)	$1.11	$(.56)	$1.86

Weighted average common shares outstanding	189,848	190,351	185,924	189,695

Diluted earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$(.08)	$1.05	$(.56)	$1.77

Weighted average common shares and share equivalents outstanding	189,848	200,345	185,924	199,831

Dividends declared per share	$.075	$.10	$.175	$.20

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating activities:
Net income (loss) attributable to Steel Dynamics, Inc.	$(15,991)	$210,494	$(103,853)	$353,051

Adjustments to reconcile net income (loss) attributable to Steel Dynamics, Inc. to net cash provided by operating activities
Depreciation and amortization	57,765	47,582	114,728	100,794
Equity-based compensation	3,313	2,754	11,892	6,683
Deferred income taxes	5,797	(6,872)	13,492	(7,845)
Gain on disposal of property, plant and equipment	(475)	(252)	(747)	(238)
Noncontrolling interests	(530)	791	(2,442)	1,266
Changes in certain assets and liabilities:
Accounts receivable	(5,297)	(211,411)	135,796	(397,204)
Inventories	95,296	(227,270)	288,393	(217,695)
Other assets	(14,581)	(15,680)	3,244	(13,047)
Accounts payable	(13,793)	249,665	(47,847)	364,180
Income taxes payable	2,702	(34,751)	(1,405)	37,857
Accrued expenses	(42,540)	40,241	(124,890)	41,085
Net cash provided by operating activities	71,666	55,291	286,361	268,887

Investing activities:
Purchases of property, plant and equipment	(73,166)	(101,225)	(147,504)	(194,989)
Acquisition of businesses, net of cash acquired	—	(271,158)	—	(271,158)
Purchase of securities	—	—	—	(20,373)
Other investing activities	(7,290)	2,824	(10,513)	4,153
Net cash used in investing activities	(80,456)	(369,559)	(158,017)	(482,367)

Financing activities:
Issuance of current and long-term debt	471,685	786,900	708,744	1,004,900
Repayment of current and long-term debt	(841,781)	(401,941)	(1,200,447)	(635,155)
Debt issuance costs	(13,298)	(5,568)	(13,751)	(7,514)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	412,547	10,277	410,489	17,454
Purchase of treasury stock	—	—	—	(46,128)
Contribution from noncontrolling investor	—	—	5,000	—
Dividends paid	(18,213)	(18,884)	(36,395)	(33,158)
Net cash provided by (used in) financing activities	10,940	370,784	(126,360)	300,399

Increase in cash and equivalents	2,150	56,516	1,984	86,919
Cash and equivalents at beginning of period	16,067	58,889	16,233	28,486

Cash and equivalents at end of period	$18,217	$115,405	$18,217	$115,405

Supplemental disclosure information:
Cash paid for interest	$67,450	$57,334	$79,433	$68,719
Cash paid for federal and state income taxes, net of refunds	$1,656	$160,522	$(53,774)	$161,909

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 60% and 56% of the company’s net sales during the three-month periods ended June 30, 2009 and 2008, respectively, and 59% and 57% of the company’s net sales during the six-month periods ended June 30, 2009 and 2008, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations primarily are composed of the company’s steel scrap procurement and processing locations, operated through the company’s wholly-owned subsidiary, OmniSource Corporation (OmniSource), as well as Iron Dynamics (IDI), the company’s iron-substitute production facility. In addition, the impact related to the construction of the Mesabi Nugget iron-making facility and future mining operations in Hoyt Lakes, Minnesota is also included in this segment.  Metals recycling and ferrous resources operations accounted for approximately 35% and 40% of the company’s net sales during the three-month periods ended June 30, 2009 and 2008, respectively, and 34% and 38% of the company’s net sales during the six-month periods ended June 30, 2009 and 2008, respectively.

Steel Fabrication Operations.  Steel fabrication operations represent the company’s New Millennium Building Systems plants located in the eastern United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 4% and 3% of the company’s net sales during the three-month periods ended June 30, 2009 and 2008, respectively, and 6% and 3% of the company’s net sales during the six-month periods ended June 30, 2009 and 2008, respectively.

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

Included in the amount of unrecognized tax benefits at June 30, 2009, are potential benefits of $38.2 million that, if recognized, would affect the company’s effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the six-month period ended June 30, 2009, the company recognized interest of $549,000, net of tax, and benefits from the reduction of penalties of $56,000. At June 30, 2009, the company had $7.9 million accrued for the payment of interest and penalties.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income (Loss) Attributable to Steel Dynamics, Inc.  The components of comprehensive income (loss) are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(15,991)	$210,494	$(103,853)	$353,051
Unrealized gain on available-for-sale securities, net of tax	—	6,772	—	4,990
Unrealized gain on interest rate swap, net of tax	243	—	581	—
Reversal of unrealized loss on interest rate swap, net of tax	830	—	830	—
Comprehensive income (loss)	$(14,918)	$217,266	$(102,442)	$358,041

Other accumulated comprehensive loss consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Unrealized loss on interest rate swap	$—	$(2,294)
Tax effect	—	883
Total other accumulated comprehensive loss	$—	$(1,411)

Recent Accounting Pronouncements

On January 1, 2009, the company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the company’s financial statements for the three or six months ended June 30, 2009. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

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

The company adopted SFAS No. 165, Subsequent Events, as of June 30, 2009. SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the company’s financial statements. The company has evaluated subsequent events through August 7, 2009, the date of issuance of its consolidated financial statements.

Note 2.  Acquisition

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

The purchase price of $376.3 million for the remaining 75% equity interest in Recycle South, combined with the 25% interest owned pursuant to the OmniSource acquisition, results in an aggregate purchase price of $501.8 million.  During the second quarter of 2009, the company adjusted the preliminary purchase price allocation to reflect additional refinement in the valuation of the acquisition. The final purchase price allocation below is based on actual acquisition costs and the fair value of the acquired assets, assumed liabilities and identifiable intangible assets (in thousands):

	March 31, 2009	Adjustments	June 30, 2009
Current assets	$213,513	$(2,400)	$211,113
Property, plant & equipment	99,403	403	99,806
Intangible assets	107,000	19,000	126,000
Goodwill	315,235	(16,077)	299,158
Other assets	5,406	(926)	4,480
Total assets acquired	740,557	—	740,557

Current liabilities, excluding debt	93,814	—	93,814
Debt	144,947	—	144,947
Total liabilities assumed	238,761	—	238,761

Net assets acquired	$501,796	$—	$501,796

Goodwill and intangible assets of $299.2 million and $126.0 million, respectively, were recorded as a result of the acquisition. The goodwill is deductible for tax purposes.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The identifiable intangible assets related to the acquisition consisted of the following (in thousands):

	Amount	Useful Life
Customer relationships	$21,000	20 years
Scrap generator relationships	77,000	20 years
Trademarks	16,000	3 years
Covenants not to compete	12,000	5 years
	$126,000

The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed.  Finite-lived trademarks and covenants not to compete are amortized using a straight line methodology. The related aggregate amortization expense recognized for the three and six-month periods ended June 30, 2009 were $5.8 and $13.1 million, respectively.  The estimated intangible asset amortization expense related to the total acquisition of Recycle South for the next five years and thereafter follows (in thousands):

2009 (including January 1 to June 30)	$21,366
2010	16,483
2011	12,802
2012	10,620
2013	8,492
Thereafter	51,233
Total	$120,996

Unaudited Pro Forma Information.  The following unaudited pro forma information is presented below as if the acquisition of Recycle South (effective on June 9, 2008) had occurred as of January 1, 2008 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Net sales	$2,608,712	$4,679,803
Net income attributable to Steel Dynamics, Inc.	226,491	376,065

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$1.17	$1.95
Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders	1.11	1.85

The information presented above is for information purposes only and is not necessarily indicative of the actual results that could have occurred had the acquisition been consummated at January 1, 2008, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company.  The pro forma results reflect the inclusion of the acquired operations of Recycle South for the three and six-month periods ended June 30, 2008, The actual results of Recycle South for the three and six-month periods ended June 30, 2009 are included in the consolidated results of the company.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income (loss) attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended June 30,
	2009			2008
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share	$(15,991)	189,848	$(.08)	$210,494	190,351	$1.11
Dilutive stock option effect	—	—		—	1,616
Convertible subordinated 4.0% notes	—	—		203	8,378
Convertible 5.125% senior notes	—	—		—	—
Diluted earnings (loss) per share	$(15,991)	189,848	$(.08)	$210,697	200,345	$1.05

	Six Months Ended June 30
	2009			2008
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share	$(103,853)	185,924	$(.56)	$353,051	189,695	$1.86
Dilutive stock option effect	—	—		—	1,566
Convertible subordinated 4.0% notes	—	—		415	8,570
Convertible 5.125% senior notes	—	—		—	—
Diluted earnings (loss) per share	$(103,853)	185,924	$(.56)	$353,466	199,831	$1.77

As of June 30, 2009, all of the company’s convertible subordinated 4.0% notes have been converted. Options to purchase 2.9 million shares were anti-dilutive at June 30, 2009.  No options were excluded at June 30, 2008.

Note 4.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  The company recorded lower of cost or market adjustments of $36.6 million to certain inventories at December 31, 2008. Inventory consisted of the following, of which all ferrous materials residing at both the steel and metals recycling and ferrous resources operations are included in raw materials (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$334,201	$554,815
Supplies	229,761	224,710
Work-in-progress	43,584	57,489
Finished goods	130,924	186,221
Total inventories	$738,470	$1,023,235

Note 5.  Debt

Senior Secured Credit Facility

The company’s senior secured credit agreement contains financial covenants and other covenants that limit or restrict the company’s ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. The company’s ability to borrow funds within the terms of the revolver is dependent upon its continued compliance with its financial covenants, and other covenants contained in the senior secured credit agreement.

An amendment to the credit agreement was completed on June 12, 2009.  This amendment made certain adjustments to the covenant structure.   The current financial covenants state that the company must maintain an interest coverage ratio of not less than 1.25:1.00 for June 30, 2009 to December 31, 2009; 2.00:1.00 for March 31, 2010 to June 30, 2010; and 2.50:1.00 for September 30, 2010 through maturity.  At June 30, 2009 the company’s interest coverage ratio was 3.30.

The company must also maintain a first lien debt to consolidated last-twelve-months trailing adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transaction adjustments as defined in the credit agreement) ratio of not more than 2.50:1.00 for April 1, 2009 to September 30, 2010; and 3.00:1.00 for December 31, 2010 through maturity.  At June 30, 2009 the company’s first lien debt to consolidated last-twelve-months trailing adjusted EBITDA was 0.28. In addition, beginning with the twelve month period ending December 31, 2010, and at all times through the maturity date, a total debt to consolidated adjusted EBITDA ratio of not more than 5.00:1.00 must be maintained. The company was in compliance with these covenants at June 30, 2009, and expects to remain in compliance over the next twelve months.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amendment also activated a monthly borrowing base requirement.  The borrowing base is determined by 85% of eligible accounts receivable and 65% of eligible inventory.

In addition, if the total debt to EBITDA ratio exceeds 3.50:1.00, then the ability of the company to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited to $25 million per quarter.

5.125% Convertible Senior Notes

In June 2009 the company issued $287.5 million of 5.125% convertible senior notes due 2014.  Note holders can convert the notes into shares of the company’s common stock at an initial conversion rate of 56.9801 per $1,000 principal amount of notes.  The net proceeds from these notes along with the issuance of common stock was slightly more than $675 million and was used to prepay the term A loan as well as repay a portion of the company’s revolving credit facility.

Note 6. Changes in Stockholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total stockholders’ equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity attributable to the noncontrolling interests (in thousands):

		Stockholders of Steel Dynamics, Inc.
		Common	Additional Paid-In	Retained	Other Accumulated Comprehensive	Treasury	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Stock	Interests

Balances at January 1, 2009	$1,632,313	$545	$541,686	$1,820,385	$(1,411)	$(737,319)	$8,427
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	410,489	81	410,408	—	—	—	—
Dividends declared	(34,324)	—	—	(34,324)	—	—	—
Contribution from noncontrolling investor	5,000	—	—	—	—	—	5,000
Tax adjustment to noncontrolling interest	2,968	—	—	—	—	—	2,968
Equity-based compensation and issuance of restricted stock	12,921	—	6,464	—	—	6,457	—
Comprehensive income and net loss	(104,884)	—	—	(103,853)	1,411	—	(2,442)
Balances at June 30, 2009	$1,924,483	$626	$958,558	$1,682,208	$—	$(730,862)	$13,953

In June 2009 Steel Dynamics, Inc. completed a public offering of 31,050,000 shares of its common stock at a public offering price of $13.50.  Net proceeds of the offering along with the issuance of the 5.125% convertible senior notes was slightly more than $675 million, after deducting underwriting discounts, commissions, and offering expenses.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with FAS 133, the company designated its interest rate swap, which was terminated in June 2009, as a cash flow hedge of floating-rate borrowings. Forward contracts on various commodities and forward exchange contracts on various foreign currencies are not designated as hedging instruments.

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

Commodity futures contracts.  The following summarizes the company’s commodity futures contract commitments as of June 30, 2009 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	12,500	MT
Aluminum	Short	13,700	MT
Copper	Long	8,471	MT
Copper	Short	5,296	MT
Nickel	Long	36	MT
Nickel	Short	708	MT
Silver	Long	686	Lbs
Silver	Short	2,400	Lbs

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of June 30, 2009 and December 31, 2008, and for the three and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Location in Consolidated Balance Sheets	Fair Value June 30, 2009	Fair Value December 31, 2008
Commodity futures net liability	Accrued expenses	$6,521	$38,371
Interest rate swap liability	Accrued expenses	—	2,294

	Location in Consolidated Statements of Operations	Gain for Three Months Ended June 30, 2009	Loss for Three Months Ended June 30, 2008
Commodity futures contracts	Costs of goods sold	$1,856	$4,628
Interest rate swap	Other comprehensive income	395	—
Interest rate swap	Other expense	1,350	—

	Location in Consolidated Statements of Operations	Gain for Six Months Ended June 30, 2009	Gain for Six Months Ended June 30, 2008
Commodity futures contracts	Costs of goods sold	$13,317	$9,867
Interest rate swap	Other comprehensive income	944	—
Interest rate swap	Other expense	1,350	—

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2009, and December 31, 2008 (in thousands):

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity futures – financial assets	$7,184	$—	$7,184	$—

Commodity futures – financial liabilities	$13,705	$—	$13,705	$—

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity futures – financial assets	$15,866	$—	$15,866	$—
		—
Interest rate swap	$2,294	$—	$2,294	$—
Commodity futures	54,237	—	54,237	—
Financial liabilities	$56,531	$—	$56,531	$—

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair value of long-term debt, including current maturities, was approximately $2.0 billion and $2.1 billion at June 30, 2009, and December 31, 2008, respectively.

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

On September 17, 2008, Steel Dynamics, Inc. and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act.  The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products.  Six additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification.  All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005 and the present.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period.  All Complaints seek treble damages and costs, including

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. Although the company believes that the lawsuits are without merit and plans to aggressively defend these actions, the company cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

On March 18, 2009, Steel Dynamics, Inc., together with its Chairman and Chief Executive Officer, Keith E. Busse, and John Bates, a member of its board of directors, were served with a complaint, captioned Panasuk v. Steel Dynamics, Inc., et al., Civil Action No. 1109cv0066, filed in the United States District Court for the Northern District of Indiana, Fort Wayne Division, and purporting to represent a class of purchasers of Steel Dynamics common stock between January 26, 2009 and March 11, 2009.  The complaint, which was amended on July 13, 2009, alleges securities fraud in connection with the company’s issuance of certain earnings guidance and seeks damages in an unspecified amount.  The company believes that the complaint is without merit and will appropriately defend its interests.

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

For the three months ended		Metals Recycling /	Steel Fabrication
June 30, 2009	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$494,873	$213,070	$36,470	$8,337		$—		$752,750
External Non-U.S.	12,020	27,328	—	60		—		39,408
Other segments	15,811	68,540	556	1,163		(86,070)		—
	522,704	308,938	37,026	9,560		(86,070)		792,158
Operating income (loss)	32,699	(6,887)	(38)	(8,602	)(1)	(10,888	)(2)	6,284
Income (loss) before income taxes	16,319	(15,683)	(1,295)	(16,324)		(14,562)		(31,545)
Depreciation and amortization	25,996	27,299	1,490	2,980		—		57,765
Capital expenditures	12,690	60,406	17	53		—		73,166

As of June 30, 2009
Assets	2,203,502	2,142,622	158,364	598,232	(3)	(220,908	)(4)	4,881,812
Liabilities	184,559	211,557	8,930	2,735,762	(5)	(183,479	)(6)	2,957,329

Footnotes related to June 30, 2009 segment results (in millions):

(1)	Corporate SG&A	$(9.2)
	Other income	0.6
		$(8.6)

(2)	Margin impact from inter-company sales	$(10.9)

(3)	Deferred tax asset	$317.0
	Income taxes receivable	125.9
	Debt issuance costs	27.7
	Other	127.6
		$598.2

(4)	Elimination of inter-company receivables	$(19.4)
	Deferred taxes elimination	(111.0)
	Other	(90.5)
		$(220.9)

(5)	Debt	$2,101.5
	Deferred taxes	507.5
	Other	126.8
		$2,735.8

(6)	Deferred taxes elimination	$(113.5)
	Intercompany debt	(57.6)
	Other	(12.3)
		$(183.4)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended		Metals Recycling /	Steel Fabrication
June 30, 2008	Steel Operations	Ferrous Resources	Operations	Other	Eliminations	Consolidated

Net Sales
External	$1,453,845	$691,057	$93,237	$43,265	$—	$2,281,404
External Non-U.S.	70,810	51,557	—	168	—	122,535
Other segments	100,517	418,337	51	828	(519,733)	—
	1,625,172	1,160,951	93,288	44,261	(519,733)	2,403,939
Operating income (loss)	327,543	80,339	4,361	(45,581)	(7,790)	358,872
Income (loss) before income taxes	312,255	85,770	2,085	(52,025)	(7,787)	340,298
Depreciation and amortization	27,661	17,297	1,909	715	—	47,582
Capital expenditures	61,371	34,524	3,931	1,399	—	101,225

As of June 30, 2008
Assets	2,904,625	2,695,655	267,443	310,916	(135,050)	6,043,589
Liabilities	531,454	497,303	14,343	3,105,607	(92,670)	4,056,037

For the six months ended		Metals Recycling /	Steel Fabrication
June 30, 2009	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$983,013	$435,469	$97,255	$19,444		$—		$1,535,181
External Non-U.S.	28,922	42,635	—	70		—		71,627
Other segments	37,883	127,242	578	2,219		(167,922)		—
	1,049,818	605,346	97,833	21,733		(167,922)		1,606,808
Operating income (loss)	(36,215)	(31,353)	2,962	(22,148)		(20,565)		(107,319)
Income (loss) before income taxes	(69,581)	(49,872)	59	(35,691)		(25,566)		(180,651)
Depreciation and amortization	50,688	57,107	3,247	3,686		—		114,728
Capital expenditures	43,778	104,070	(449)	105		—		147,504

As of June 30, 2009
Assets	2,203,502	2,142,622	158,364	598,232	(3)	(220,908	)(4)	4,881,812
Liabilities	184,559	211,557	8,930	2,735,762	(5)	(183,479	)(6)	2,957,329

For the six months ended		Metals Recycling /	Steel Fabrication
June 30, 2008	Steel Operations	Ferrous Resources	Operations	Other	Eliminations	Consolidated

Net Sales
External	$2,589,662	$1,257,238	$171,694	$76,873	$—	$4,095,467
External Non-U.S.	118,322	92,135	—	220	—	210,677
Other segments	173,990	615,342	117	1,195	(790,644)	—
	2,881,974	1,964,715	171,811	78,288	(790,644)	4,306,144
Operating income (loss)	562,100	127,515	8,005	(70,255)	(16,086)	611,279
Income (loss) before income taxes	532,368	131,811	4,333	(81,725)	(16,083)	570,704
Depreciation and amortization	61,653	34,117	3,744	1,280	—	100,794
Capital expenditures	125,743	56,797	9,168	3,281	—	194,989

As of June 30, 2008
Assets	2,904,625	2,695,655	267,443	310,916	(135,050)	6,043,589
Liabilities	531,454	497,303	14,343	3,105,607	(92,670)	4,056,037

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior notes due 2012, 2015, and 2016 and convertible senior notes due 2014. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis.  The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of June 30, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$5,032	$12,024	$1,161	$—	$18,217
Accounts receivable, net	162,971	427,995	4,355	(230,585)	364,736
Inventories	430,363	290,419	20,330	(2,642)	738,470
Other current assets	233,585	11,903	291	(65,671)	180,108
Total current assets	831,951	742,341	26,137	(298,898)	1,301,531
Property, plant and equipment, net	1,178,378	743,074	222,908	—	2,144,360
Intangible assets, net	—	557,194	—	—	557,194
Goodwill	—	780,321	—	—	780,321
Other assets, including investments in subs	2,327,031	312,303	8,891	(2,549,819)	98,406
Total assets	$4,337,360	$3,135,233	$257,936	$(2,848,717)	$4,881,812

Accounts payable	$82,294	$134,459	$28,708	$(18,015)	$227,446
Accrued expenses	83,664	102,209	826	(40,805)	145,894
Current maturities of long-term debt	114,787	262	14,906	(14,906)	115,049
Total current liabilities	280,745	236,930	44,440	(73,726)	488,389
Long-term debt	2,002,598	50	92,342	(65,098)	2,029,892
Other liabilities	376,153	2,304,923	15,809	(2,257,837)	439,048

Common stock	626	19,753	7,713	(27,466)	626
Treasury stock	(730,862)	—	—	—	(730,862)
Additional paid-in capital	958,558	117,753	105,000	(222,753)	958,558
Retained earnings	1,449,542	455,824	(21,321)	(201,837)	1,682,208
Total Steel Dynamics, Inc. stockholders’ equity	1,677,864	593,330	91,392	(452,056)	1,910,530
Noncontrolling interests	—	—	13,953	—	13,953
Total stockholders’ equity	1,677,864	593,330	105,345	(452,056)	1,924,483
Total liabilities and stockholders’ equity	$4,337,360	$3,135,233	$257,936	$(2,848,717)	$4,881,812

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

			Combined	Consolidating	Total
As of December 31, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$1,389	$11,514	$3,330	$—	$16,233
Accounts receivable, net	266,709	461,366	8,410	(233,553)	502,932
Inventories	612,731	369,412	23,408	17,684	1,023,235
Other current assets	126,969	46,949	351	(6,754)	167,515
Total current assets	1,007,798	889,241	35,499	(222,623)	1,709,915
Property, plant and equipment, net	1,186,317	751,904	134,636	—	2,072,857
Intangible assets, net	—	614,786	—	—	614,786
Goodwill	—	770,438	—	—	770,438
Other assets, including investments in subs	2,480,319	259,610	8,922	(2,663,270)	85,581
Total assets	$4,674,434	$3,285,979	$179,057	$(2,885,893)	$5,253,577
Accounts payable	$119,969	$124,009	$43,322	$(23,907)	$263,393
Accrued expenses	165,547	155,962	3,910	(49,054)	276,365
Current maturities of long-term debt	431,172	51	14,906	(14,906)	431,223
Total current liabilities	716,688	280,022	62,138	(87,867)	970,981
Long-term debt	2,219,085	76	6,703	(6,703)	2,219,161
Other liabilities	353,294	2,424,175	4,175	(2,350,522)	431,122
Common stock	545	19,753	7,833	(27,586)	545
Treasury stock	(737,319)	—	—	—	(737,319)
Additional paid-in capital	541,686	117,753	101,973	(219,726)	541,686
Other accumulated comprehensive loss	(1,411)	—	—	—	(1,411)
Retained earnings	1,581,866	444,200	(12,192)	(193,489)	1,820,385
Total Steel Dynamics, Inc. stockholders’ equity	1,385,367	581,706	97,614	(440,801)	1,623,886
Noncontrolling interests	—	—	8,427	—	8,427
Total stockholders’ equity	1,385,367	581,706	106,041	(440,801)	1,632,313
Total liabilities and stockholders’ equity	$4,674,434	$3,285,979	$179,057	$(2,885,893)	$5,253,577

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
June 30, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$346,848	$845,858	$9,559	$(410,107)	$792,158
Costs of goods sold	321,467	787,150	9,057	(394,353)	723,321
Gross profit	25,381	58,708	502	(15,754)	68,837
Selling, general and administrative	7,925	59,428	3,087	(7,887)	62,553
Operating income (loss)	17,456	(720)	(2,585)	(7,867)	6,284
Interest expense, net capitalized interest	20,542	12,793	516	3,192	37,043
Other (income) expense, net	25,457	(25,009)	5	333	786
Income (loss) before income taxes and equity in net income of subsidiaries	(28,543)	11,496	(3,106)	(11,392)	(31,545)
Income taxes (benefit)	(13,611)	6,068	(1,220)	(6,261)	(15,024)
	(14,932)	5,428	(1,886)	(5,131)	(16,521)
Equity in net income of subsidiaries	3,542	—	—	(3,542)	—
Net loss attributable to noncontrolling interests	—	—	(530)	—	(530)
Net income (loss) attributable to Steel Dynamics, Inc.	$(11,390)	$5,428	$(1,356)	$(8,673)	$(15,991)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended,			Combined	Consolidating	Total
June 30, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,142,874	$2,792,637	$44,396	$(1,575,968)	$2,403,939
Costs of goods sold	866,128	2,598,870	39,999	(1,580,713)	1,924,284
Gross profit	276,746	193,767	4,397	4,745	479,655
Selling, general and administrative	68,821	55,524	2,957	(6,519)	120,783
Operating income	207,925	138,243	1,440	11,264	358,872
Interest expense, net capitalized interest	18,436	15,353	186	1,500	35,475
Other (income) expense, net	73,116	(90,170)	(56)	209	(16,901)
Income before income taxes and equity in net income of subsidiaries	116,373	213,060	1,310	9,555	340,298
Income taxes	44,222	78,141	209	6,441	129,013
	72,151	134,919	1,101	3,114	211,285
Equity in net income of subsidiaries	136,020	—	—	(136,020)	—
Net income attributable to noncontrolling interests	—	—	791	—	791
Net income attributable to Steel Dynamics, Inc.	$208,171	$134,919	$310	$(132,906)	$210,494

For the six months ended,			Combined	Consolidating	Total
June 30, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$696,651	$1,710,831	$21,733	$(822,407)	$1,606,808
Costs of goods sold	736,702	1,610,448	23,520	(792,072)	1,578,598
Gross profit (loss)	(40,051)	100,383	(1,787)	(30,335)	28,210
Selling, general and administrative	35,991	104,897	6,019	(11,378)	135,529
Operating loss	(76,042)	(4,514)	(7,806)	(18,957)	(107,319)
Interest expense, net capitalized interest	40,994	27,279	795	4,226	73,294
Other (income) expense, net	51,126	(51,737)	22	627	38
Income (loss) before income taxes and equity in net income of subsidiaries	(168,162)	19,944	(8,623)	(23,810)	(180,651)
Income taxes (benefit)	(70,163)	8,320	(2,579)	(9,934)	(74,356)
	(97,999)	11,624	(6,044)	(13,876)	(106,295)
Equity in net income of subsidiaries	5,580	—	—	(5,580)	—
Net loss attributable to noncontrolling interests	—	—	(2,442)	—	(2,442)
Net income (loss) attributable to Steel Dynamics, Inc.	$(92,419)	$11,624	$(3,602)	$(19,456)	$(103,853)

For the six months ended,			Combined	Consolidating	Total
June 30, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,007,943	$4,874,949	$78,423	$(2,655,171)	$4,306,144
Costs of goods sold	1,528,142	4,522,739	71,173	(2,642,874)	3,479,180
Gross profit	479,801	352,210	7,250	(12,297)	826,964
Selling, general and administrative	118,161	103,277	5,082	(10,835)	215,685
Operating income	361,640	248,933	2,168	(1,462)	611,279
Interest expense, net capitalized interest	34,959	28,644	349	1,330	65,282
Other (income) expense, net	131,511	(156,430)	(198)	410	(24,707)
Income before income taxes and equity in net income of subsidiaries	195,170	376,719	2,017	(3,202)	570,704
Income taxes	74,165	138,119	297	3,806	216,387
	121,005	238,600	1,720	(7,008)	354,317
Equity in net income of subsidiaries	240,320	—	—	(240,320)	—
Net income attributable to noncontrolling interests	—	—	1,266	—	1,266
Net income attributable to Steel Dynamics, Inc.	$361,325	$238,600	$454	$(247,328)	$353,051

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the six months ended,			Combined	Consolidating	Total
June 30, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$71,891	$148,666	$(19,542)	$85,346	$286,361
Net cash used in investing activities	(31,559)	(37,494)	(88,964)	—	(158,017)
Net cash provided by (used in) financing activities	(36,689)	(110,662)	106,337	(85,346)	(126,360)
Increase (decrease) in cash and equivalents	3,643	510	(2,169)	—	1,984
Cash and equivalents at beginning of period	1,389	11,514	3,330	—	16,233
Cash and equivalents at end of period	$5,032	$12,024	$1,161	$—	$18,217

For the six months ended,			Combined	Consolidating	Total
June 30, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	$304,370	$10,695	$8,229	$(54,407)	$268,887
Net cash used in investing activities	(339,044)	(95,697)	(47,626)	—	(482,367)
Net cash provided by financing activities	59,202	146,976	39,814	54,407	300,399
Increase in cash and equivalents	24,528	61,974	417	—	86,919
Cash and equivalents at beginning of period	6,327	20,096	2,063	—	28,486
Cash and equivalents at end of period	$30,855	$82,070	$2,480	$—	$115,405

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in the steel and recycled metals marketplaces, our revenue, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Such predictive statements are not guarantees of future performance, and actual results could differ materially from our current expectations. Factors that could cause such predictive statements to turn out other than as anticipated or predicted include, among others: the effects of prolonged or deepening recession on industrial demand; general or specific sector (i.e., automotive, consumer appliance or construction) economic conditions affecting steel consumption; the impact of price competition, whether domestic or the result of foreign imports; difficulties in integrating acquired businesses; risks and uncertainties involving new products or new technologies; changes in the availability or cost of steel scrap or substitute materials; increases in energy costs; occurrence of unanticipated equipment failures and plant outages; labor unrest; and the effect of the elements on production or consumption.

More specifically, we refer you to the sections titled Special Note Regarding Forward-Looking Statements and Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008, as well as in other reports which we file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated.  These reports are available publicly on the SEC web site, www.sec.gov, and on our web site, www.steeldynamics.com.  Forward-looking or predictive statements we make are based upon information and assumptions, concerning our businesses and the environments in which they operate, which we consider reasonable as of the date on which these statements are made.  Due to the foregoing risks and uncertainties however, as well as, matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report.  We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Costs of Goods Sold.  Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs for our steel operations are steel scrap and scrap substitutes (which represent the most significant single component of our consolidated cogs), alloys, zinc, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and freight. The principal elements of these costs for our metals recycling and ferrous resources operations are the costs of procuring the unprocessed scrap materials, material transportation costs, and processing expenses. The principal elements of these costs for our fabrication operations include purchased steel and direct and indirect labor and related benefit expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include, among other items, labor and related benefits, professional services, insurance coverage, property taxes, profit-sharing, and amortization of intangible assets.

Interest Expense, net Capitalized Interest.  Interest expense consists of interest associated with our senior credit facilities and other debt (described in the notes to our financial statements included in our 2008 Annual Report on Form 10-K and in note 5 of this report) net of capitalized interest costs that are related to capital projects during the related construction period.

Other (Income) Expense, net.  Other income consists of interest income earned on our cash balances and any other non-operating income activity, including gains on certain short-term investments and income from equity investments. Other expense consists of any non-operating costs, including the expense from the termination of an interest rate swap contract related to the term A loan in the second quarter of 2009.

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

We purchased Recycle South to expand our metals recycling business. Recycle South operates as a division of OmniSource and provides a significant presence in the southeastern United States through its 22 locations within North Carolina, South Carolina, and Georgia.  Recycle South’s consolidated operating results have been reflected in our financial statements since June 9, 2008, in the metals recycling and ferrous resources reporting segment.

Second Quarter Operating Results 2009 vs. 2008

Outlook.  Net loss was $16.0 million, or $.08 per diluted share, during the second quarter of 2009, compared with net income of $210.5 million, or $1.05 per diluted share, during the second quarter of 2008. As is the case throughout the global steel industry, we have been adversely impacted in recent quarters by the overall economic recession. We have, however, begun to see positive trends in volumes and order entry activity during the past two months at some of our operations, specifically in our flat-rolled steel and metals recycling operations. Given the high-variability of our cost structure and additional measures we have taken in recent quarters to further reduce costs, we believe that we are well positioned in the near term to capitalize on increasing demand for our products.

Gross Profit.   When comparing the second quarter of 2009 with the second quarter of 2008, our net sales decreased $1.6 billion, or 67%, to $792.2 million.  Our gross profit percentage was 9% during the second quarter of 2009 as compared to 20% for the second quarter of 2008, and as compared to a negative 5% on a linked-quarter basis (and positive 5% excluding the first quarter’s inventory write down). Our improved gross profit percentage on a linked-quarter basis is primarily the result of increasing volumes coupled with lower cost raw material inputs and production costs.

Steel Operations

	Three Months Ended		Six Months Ended		First
	June 30,		June 30,		Quarter
	2009	2008	2009	2008	2009
Shipments (net tons)
Flat Roll Division	454,745	706,281	758,683	1,391,601	303,938
Structural and Rail Division	96,476	286,150	226,031	585,837	129,555
Engineered Bar Products Division	63,124	145,085	134,664	293,033	71,540
Roanoke Bar Division	89,112	136,582	165,722	287,950	76,610
Steel of West Virginia	54,959	80,334	98,083	156,058	43,124
The Techs	127,290	262,908	245,649	524,919	118,359
Total shipments	885,706	1,617,340	1,628,832	3,239,398	743,126
Intra-company	(47,590)	(124,128)	(99,602)	(254,813)	(52,012)
External shipments	838,116	1,493,212	1,529,230	2,984,585	691,114

Steel operations accounted for 60% and 56% of our net sales during the second quarter of 2009 and 2008, respectively.  Second quarter 2009 shipments were down dramatically compared to the same period in 2008 at all our steel operations divisions due to the current depressed economic climate compared to the historically high operating levels of a year ago.  We did, however, experience increased linked-quarter shipments at all our steel operations divisions, with the exception of the Structural and Rail and Engineered Bar Products divisions.  The market for these products remain weaker due to the continued weakness in the non-residential construction and heavy equipment industries.

Our second quarter 2009 average steel operations’ selling price per ton shipped decreased $417 compared with the second quarter of 2008 and $126 compared with the first quarter of 2009. While weak global demand for steel products continued to put downward pressure on selling prices during the second quarter, we have recently experienced increased order entry, sales activity, and pricing for our flat rolled products. Steel service center customers, which are the largest customer base of our flat roll shipments, have resumed purchasing of steel products after an extended destocking effort. We anticipate continued strong order entry and capacity utilization in our flat rolled steel divisions into the next quarter (including The Techs), while long products will likely continue to lag somewhat due to on-going destocking efforts within their customer base. Stagnant non-residential construction activity, driven by the weak economy and lack of available financing for construction projects, has resulted in continued low volumes and product pricing within our long products divisions, particularly our Structural and Rail and Engineered Bar Products divisions.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations decreased $279 compared with the second quarter of 2008, and $79 on a linked-quarter basis. During the second quarter of 2009 and 2008, respectively, our metallic raw material costs represented 45% and 57% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes.  We anticipate steel scrap prices to remain relatively stable during the remainder of 2009.

Metals Recycling and Ferrous Resources Operations

	Three Months Ended		Six Months Ended		First
	June 30,		June 30,		Quarter
	2009	2008	2009	2008	2009
Ferrous metals shipments (net tons)
Total	840,199	1,506,902	1,570,068	2,898,284	729,869
Intra-company	(313,023)	(654,117)	(527,776)	(1,118,010)	(214,753)
External	527,176	852,785	1,042,292	1,780,274	515,116

Non-ferrous metals shipments (thousands of pounds)	169,784	254,147	360,178	492,935	190,394

Iron Dynamics shipments (net tons)
Liquid pig iron	44,392	52,342	85,618	97,785	41,226
Hot briquetted iron	1,483	10,947	21,809	30,689	20,326
Other	29	3,438	703	6,247	674
	45,904	66,727	108,130	134,721	62,226

Metals recycling and ferrous resources operations accounted for 35% and 40% of our net sales during the second quarters of 2009 and 2008, respectively.  Our metals recycling operations primarily engage in the brokerage, collection and processing of ferrous and non-ferrous metals for resale to steel companies, brokers and other metals processors. During the second quarter of 2009, this segment recorded external shipments of 527,000 tons of ferrous metals and 169.8 million pounds of non-ferrous materials, compared with 853,000 tons and 254.1 million pounds during the same period in 2008. On a linked-quarter basis, external shipments of ferrous metals increased by 12,000 tons while shipments of non-ferrous metals decreased by 20.6 million pounds. External shipments for the quarter fell substantially compared to the same period in 2008, in spite of the acquisition in June 2008 of Recycle South. Due to the global economic recession, electric arc furnace utilization has been running at levels below 50% utilization, thus contributing to the weakened demand for ferrous metals. Conversely, the market for non-ferrous materials, particularly copper, has shown modest signs of strengthening, with demand from China appearing to be the primary driver.  The market for aluminum products, however, has remained more stagnant, thus driving our linked-quarter decrease in non-ferrous shipments.

We anticipate ferrous material costs to remain relatively stable during the remainder of 2009, as suppressed demand is being offset by limited supply due to low levels of manufacturing activity, which generates most of our supply of industrial scrap.  While flows of scrap have increased modestly in recent months, it is anticipated that increasing steel mill utilization will likely work to sustain current price levels.

Steel Fabrication Operations

Steel fabrication operations accounted for 4% and 3% of our net sales during the second quarters of 2009 and 2008, respectively. Our average steel fabrication operations’ selling price per ton shipped decreased $180, or 15%, during the second quarter of 2009 when compared with 2008, and decreased $296, or 22%, on a linked-quarter basis.  The purchase of various steel products is the largest single cost of production for our steel fabrication operations.  During the second quarters of 2009 and 2008, respectively, the cost of steel products purchased represented 71% and 77% of the total cost of manufacturing for our steel fabrication operations. In spite of the weak economy and decreased activity in non-residential construction, our steel fabrication segment was able to operate at an approximately break-even operating level in the second quarter of 2009.  We anticipate non-residential construction activity to remain slow during the remainder of 2009, resulting in decreased shipping volumes and selling prices for this segment of our operations, and putting downward pressure on operating income levels.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $62.6 million during the second quarter of 2009, as compared to $120.8 million during the second quarter of 2008, a decrease of $58.2 million, or 48%. Our selling, general and administrative expenses represented 8% and 5% of our total net sales during the second quarters of 2009 and 2008, respectively.  The percentage increase is primarily a result of the significant decline in nets sales in the second quarter of 2009 compared with the prior year.

The decrease in our selling, general and administrative expenses was significantly due to reduced levels of performance-based compensation and not incurring profit sharing expense during the second quarter of 2009 as a result of the quarter’s net loss. During the second quarter of 2008, we recorded expense of $23.8 million related to our Steel Dynamics performance-based profit sharing plan. During 2008 our board of directors modified the contribution percentage for this plan to consist of 2% of consolidated pretax earnings plus a unique percentage of each of our operating segments’ pretax earnings. The resulting total contribution percentage was 8% of consolidated pretax earnings during the second quarter of 2008. During the second quarter of 2008, we recorded additional profit sharing expense of $3.1 million related to certain subsidiaries whose employees did not participate in the aforementioned plan.

Amortization of intangible assets increased $5.9 million during the second quarter of 2009 compared to the same period in 2008.  This increase includes $2.1 million of additional amortization of intangible assets required to be recorded due to the adjustment of the purchase price allocation and intangible asset valuations related to the acquisition of Recycle South in June 2008. The Recycle South valuation of finite-lived intangibles is now final, which will result in slightly lower quarterly amortization expense on a prospective basis than what was recorded during the first half of 2009.

Interest Expense, net Capitalized Interest.  During the second quarter of 2009, gross interest expense increased $671,000, or 2%, to $41.7 million, and capitalized interest decreased $896,000 to $4.6 million, when compared to the same period in 2008. During the second quarter we prepaid the term A loan, which resulted in the recording of an additional $2.2 million of interest expense due to the write off of the related capitalized financing costs. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. Our weighted-average interest rate on our outstanding borrowings was 6.0% and 5.8% at June 30, 2009 and March 31, 2009, respectively. We currently anticipate gross interest expense to decrease during the remainder of 2009 due, in part, to the repayment of certain debt obligations in June 2009.

Other (Income) Expense, net.  Other expense was $786,000 during the second quarter of 2009, as compared to other income of $16.9 million during the same period in 2008. During the second quarter of 2009, the company recorded an expense of $1.3 million from the termination of an interest rate swap contract related to the term A loan. During the second quarter of 2008, other income of $14.9 million was attributable to earnings from investments in scrap procurement and processing entities which were accounted for under the equity method of accounting. As of the date of its acquisition, Recycle South, which was $14.0 million of other income during the second quarter of 2008, is no longer included in other income, as its results are consolidated in our financial statements after acquisition.

Income Taxes (Benefit).  During the second quarter of 2009, our income tax provision was a benefit of $15.0 million, as compared to expense of $129.0 million during the same period in 2008. Our effective income tax rate was 48.4% and 37.9% during the second quarters of 2009 and 2008, respectively. Our second quarter 2009 effective income tax rate was impacted by an increase to the FIN 48 reserve. We estimate that our effective income tax rate will be 41.3% for the remainder of 2009. However, this could change if our actual earnings in the second half of 2009 are materially different than currently anticipated. We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Included in the amount of unrecognized tax benefits at June 30, 2009, are potential benefits of $38.2 million that, if recognized, would affect our effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During the six-month period ended June 30, 2009, we recognized interest of $549,000, net of tax, and benefits from the reduction of penalties of $56,000. At June 30, 2009, we had $7.9 million accrued for the payment of interest and penalties.

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

First Six Months Operating Results 2009 vs. 2008

Net loss was $103.9 million or $.56 per diluted share during the first six months of 2009, compared with net income of $353.1 million or $1.77 per diluted share during the first six months of 2008.

Gross Profit.   When comparing the first six months of 2009 with the same period in 2008, our net sales decreased $2.7 billion, or 63%, to $1.6 billion.  Our gross margin percentage was 2% during the first six months of 2009 as compared to 19% during the first six months of 2008.  First six months 2009 financial results include the operations of Recycle South.  The primary driver of the decrease in our year-to-year gross margin percentage was the global economic recession which has had an adverse impact on our shipping volumes and average selling prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $135.5 million during the first six months of 2009, as compared to $215.7 million during the same period in 2008, a decrease of $80.2 million, or 37%.  During the first six months of 2009 and 2008, selling, general and administrative expenses represented approximately 8% and 5% of net sales, respectively. The decrease in selling, general and administrative expenses in the first six months of 2009 compared to the first six months of 2008 primarily relates to not recording profit sharing expense during 2009, an expense of $40.1 million during the first six months of 2008, as well as cost-cutting measures we have taken during the first half of this year.

Interest Expense, net Capitalized Interest.  During the first six months of 2009, gross interest expense increased $5.1 million, or 7%, to $81.0 million, and capitalized interest decreased $2.9 million, or 27%, to $7.7 million as compared to the same period in 2008.  The increase in gross interest expense for the first six months of 2009 compared to the first six months of 2008 is a result of increased borrowings for, among other things, capital outlays for our expansion projects. The increase is also due to the prepayment the term A loan, which resulted in the recording of an additional $2.2 million of interest expense due to the write off of the related capitalized financing costs.  The interest capitalization that occurred during these periods primarily resulted from the interest required to be capitalized with respect to construction activities at our Structural and Rail division and our Mesabi Nugget operations.

Other (Income) Expense, net.  Other expense was $38,000 during the first six months of 2009, as compared to other income of $24.7 million during the same period in 2008.  During the second quarter of 2009, the company recorded an expense of $1.3 million from the termination of an interest rate swap contract related to the term A loan.  During 2008, other income of $21.6 million was attributable to earnings from investments in scrap procurement and processing entities which were accounted for under the equity method of accounting. As of the date of its acquisition, Recycle South, which was $20.4 million of other income during the first six months of 2008, is no longer included in other income, as its results are consolidated in our financial statements after acquisition.

Income Taxes.  During the first six months of 2009, our income tax provision was a benefit of $74.4 million, as compared to expense of $216.4 million during the same period in 2008.  During the first six months of 2009 and 2008, our effective income tax rates were 41.7% and 37.9%, respectively. Our first half 2009 effective income tax rate was impacted by an increase to the FIN 48 reserve. We estimate that our effective income tax rate will be 41.3% for the remainder of 2009. However, this could change if our actual earnings in the second half of 2009 are materially different than currently anticipated.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, issuances of common stock, long-term borrowings, state and local grants and capital cost reimbursements.

Working Capital.  During the first half of 2009, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals decreased $256.5 million to $729.9 million compared to December 31, 2008. Trade receivables decreased $138.2 million, or 27%, during the first half of 2009 to $364.7 million, of which 92% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 6% and 10% of our outstanding trade receivables at June 30, 2009 and December 31, 2008, respectively. Trade receivables declined substantially during the first half of 2009 due to decreased shipping volumes and product prices as compared to the latter half of 2008. The dollar value of our raw materials, primarily steel scrap inventories, decreased by approximately $220.6 million during the first half of 2009. Approximately $78.9 million of this decrease related to the $83.3 million non-cash inventory write down taken during the first quarter. Steel scrap inventory volumes, including both steel operations and metals recycling and ferrous resources, decreased by 188,000 gross tons during the first half of 2009. The dollar value of total inventories decreased $284.8 million, or 28%, to $738.5 million during the first half of 2009, with volumes of work-in-process and finished goods inventories decreasing 14,000 net tons, or 4%. Our trade payables and general accruals decreased $166.4 million, or 31%, during the first half of 2009.  This is a reflection of the slowdown in our production process and commodity raw material prices purchased during the first half of 2009 to match the decrease in the demand for our products, as well as the payment in March 2009 of $61.7 million of accrued profit sharing related to calendar year 2008.

Capital Expenditures.  During the first half of 2009, we invested $147.5 million in property, plant and equipment, of which $19.1 million related primarily to the addition of a second rolling mill at our Structural and Rail Division, $14.7 million related to metals recycling operations and $88.9 million related to construction at Mesabi Nugget, our planned iron-nugget manufacturing facility and related mining operations. The other capital expenditures of $24.8 million primarily represented maintenance projects at our other facilities. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion.

Capital Resources and Long-term Debt.  During the first half of 2009, our total outstanding debt decreased $505.4 million to $2.1 billion, primarily because we prepaid our term A loan in June 2009. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities divided by the sum of our long-term debt and our total stockholders’ equity, was 53% and 62% at June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009, there were outstanding borrowings of $114.0 million under our $874.0 million senior secured revolver, which is subject to a monthly borrowing base.

Our senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with our financial covenants, and other covenants contained in the senior secured credit agreement.

An amendment to the credit agreement was completed on June 12, 2009.  This amendment made certain adjustments to the covenant structure.  The current financial covenants state that we must maintain an interest coverage ratio of not less than 1.25:1.00 for June 30, 2009 to December 31, 2009; 2.00:1.00 for March 31, 2010 to June 30, 2010; and 2.50:1.00 for September 30, 2010 and through maturity.

We must also maintain a first lien debt to consolidated last-twelve-months trailing adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transaction adjustments as defined in the credit agreement) ratio of not more than 2.50:1.00 for April 1, 2009 to September 30, 2010; and 3.00:1.00 for December 31, 2010 through maturity.  In addition, beginning with the twelve month period ending December 31, 2010 and at all times thereafter, a total debt to consolidated adjusted EBITDA ratio of not more than 5.00:1.00 must be maintained. We were in compliance with these covenants at June 30, 2009 and expect to remain in compliance during the next twelve months.

In June 2009 we completed a public offering of 31,050,000 shares of our common stock at a public offering price of $13.50. Concurrent with the issuance of common stock, we issued $287.5 million of 5.125% convertible senior notes due 2014.  The net proceeds of slightly more than $675 million from these notes and the sale of common stock were used to prepay the term A loan in the amount of $552.0 million and to repay a portion of our revolving credit facility.

Cash Dividends.  We declared cash dividends of $34.3 million, or $.175 per share, during the first half of 2009 and $38.7 million, or $.20 per share, during the first half of 2008. We paid cash dividends of $36.4 million and $33.2 million during the first half of 2009 and 2008, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis.  The board of directors, during the second quarter of 2009, declared a dividend of .075 per common share, a decrease from the .10 declared in the first quarter, to be distributed to shareholders of record at the close of business on June 30, 2009.  The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings.  A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. During the quarter we terminated an interest rate swap agreement (Swap Agreement) with a notional amount of $185 million that was associated with our term A portion of our senior secured credit facility.   Under the terms of the Swap Agreement, we were entitled to receive on the 28th of each month interest payments at a floating-rate based on the one month LIBOR rate, and we were obligated to make interest payments on the 28th of each month at a fixed rate of 2.21%.    We incurred additional interest expense of $1.5 million during the quarter as a result of the termination of this contact.

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

Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 23 months for physical commodity requirements and for up to 12 years for commodity transportation requirements. We fully utilized all such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At June 30, 2009, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

In our metals recycling operations, we have certain fixed price contracts with various customers for future delivery of nonferrous metals. Our risk strategy has generally been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer. At June 30, 2009 we had a cumulative unrealized loss primarily associated with these financial contracts of $6.5 million. We expect the customer contracts to be fully consummated.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as we use that term and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Steel Dynamics, Inc. as well as its various subsidiaries, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of these lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

On February 1, 2008, the company was sued by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand, alleging damages in excess of $1.1 billion, arising out of Steel Dynamics’ activities in providing consulting services to a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998. On April 30, 2008, Steel Dynamics filed a Motion to Dismiss the lawsuit,, and on February 23, 2009, the court dismissed the complaint, with prejudice, and denied the plaintiffs leave to amend their complaint. The Plaintiff has appealed this dismissal.

On September 17, 2008, Steel Dynamics, Inc. and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act.  The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products.  Six additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification.  All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005 and the present.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period.  All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. Although the company believes that the lawsuits are without merit and plans to aggressively defend these actions, the company cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

On March 18, 2009, Steel Dynamics, Inc., together with its Chairman and Chief Executive Officer, Keith E. Busse, and John Bates, a member of its board of directors, were served with a complaint, captioned Panasuk v. Steel Dynamics, Inc., et al., Civil Action No. 1109cv0066, filed in the United States District Court for the Northern District of Indiana, Fort Wayne Division, purporting to represent a class of purchasers of Steel Dynamics common stock between January 26, 2009 and March 11, 2009.  The complaint, which was amended on July 13, 2009, alleges securities fraud in connection with the company’s issuance of certain earnings guidance and seeks damages in an unspecified amount.  The company believes that the complaint is without merit and will appropriately defend its interests.

ITEM 1A.  RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our 2008 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Following are the results of matters submitted to a vote of shareholders at the Steel Dynamics Annual Shareholders Meeting held May 21, 2009.

•                  With respect to Proposal No. 1 in our Proxy Statement (Election of Directors):

Director	Shares Voted For	Shares Voted Against or Withheld
Keith E. Busse	132,787,655	27,341,964
Mark D. Millett	133,411,409	26,718,210
Richard P. Teets, Jr.	133,276,553	26,853,066
John C. Bates	124,137,970	35,991,650
Dr. Frank D. Byrne	134,615,156	25,514,463
Paul B. Edgerley	139,607,460	20,522,159
Richard J. Freeland	134,444,339	25,685,280
Dr. Jürgen Kolb	129,804,806	30,324,813
James C. Marcuccilli	139,502,803	20,626,816
Joseph D. Ruffolo	134,662,233	25,467,386

•                  With respect to Proposal No. 2 in our Proxy Statement (Approval of Ernst & Young LLP as Auditors for the Year 2009), Ernst & Young LLP was approved as our independent auditors for the year 2009:

Shares Voted For	136,495,649
Shares Voted Against	23,513,184
Abstentions	120,786

•                  With respect to Proposal No. 3 in our Proxy Statement (Give Proxies Discretion to Vote on Any Other Matters):

Shares Voted For	61,259,028
Shares Voted Against	96,356,475
Abstentions	2,514,116

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Bylaws

3.2b*	Amended and Restated Bylaws of Steel Dynamics, Inc., effective July 31, 2009, reflecting new Section 3.15.

Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

*          Filed concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2009

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer