Form 10-Q
period 2009-09-30
STEEL DYNAMICS INC
filed 2009-11-06
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 3, 2009, Registrant had 215,626,562 outstanding shares of common stock.

STEEL DYNAMICS, INC.

PART I.  Financial Information

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash and equivalents	$8,094	$16,233
Accounts receivable, net	448,902	453,011
Accounts receivable-related parties	31,495	49,921
Inventories	835,079	1,023,235
Deferred income taxes	37,631	23,562
Income taxes receivable	92,755	86,321
Other current assets	14,820	57,632
Total current assets	1,468,776	1,709,915

Property, plant and equipment, net	2,214,998	2,072,857

Restricted cash	12,480	18,515
Intangible assets, net	545,327	614,786
Goodwill	759,983	770,438
Other assets	107,400	67,066
Total assets	$5,108,964	$5,253,577

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$353,122	$259,742
Accounts payable-related parties	6,085	3,651
Accrued expenses	91,376	148,627
Accrued interest	63,067	30,874
Accrued payroll and benefits	38,585	34,303
Accrued profit sharing	507	62,561
Senior secured revolving credit facility, due 2012	85,000	366,000
Current maturities of long-term debt	1,145	65,223
Total current liabilities	638,887	970,981

Long-term debt
Senior secured term A loan	—	503,800
7 3/8% senior notes, due 2012	700,000	700,000
5.125% convertible senior notes, due 2014	287,500	—
6 ¾% senior notes, due 2015	500,000	500,000
7 ¾% senior notes, due 2016	500,000	500,000
Other long-term debt	63,563	15,361
	2,051,063	2,219,161

Deferred income taxes	362,520	365,496
Other liabilities	68,411	65,626

Commitments and contingencies

Stockholders’ equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 252,148,525 and 218,733,363 shares issued; and 215,558,699 and 181,820,012 shares outstanding, as of September 30, 2009 and December 31, 2008, respectively	628	545
Treasury stock, at cost; 36,589,826 and 36,913,351 shares, as of September 30, 2009 and December 31, 2008, respectively	(730,857)	(737,319)
Additional paid-in capital	967,103	541,686
Other accumulated comprehensive loss	—	(1,411)
Retained earnings	1,735,060	1,820,385
Total Steel Dynamics, Inc. stockholders’ equity	1,971,934	1,623,886
Noncontrolling interests	16,149	8,427
Total stockholders’ equity	1,988,083	1,632,313
Total liabilities and stockholders’ equity	$5,108,964	$5,253,577

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales
Unrelated parties	$1,129,024	$2,479,655	$2,689,971	$6,582,741
Related parties	43,172	84,288	89,033	287,346
Total net sales	1,172,196	2,563,943	2,779,004	6,870,087

Costs of goods sold	955,503	2,118,737	2,534,101	5,597,917
Gross profit	216,693	445,206	244,903	1,272,170

Selling, general and administrative expenses	56,133	72,723	162,012	223,353
Profit sharing	451	30,800	409	76,204
Amortization of intangible assets	11,661	10,765	41,353	30,416
Total selling, general and administrative expenses	68,245	114,288	203,774	329,973

Operating income	148,448	330,918	41,129	942,197

Interest expense, net capitalized interest	34,520	37,446	107,814	102,728
Other income, net	(2,167)	(8,342)	(2,129)	(33,048)
Income (loss) before income taxes	116,095	301,814	(64,556)	872,517

Income taxes (benefit)	47,365	114,070	(26,991)	330,456

Net income (loss)	68,730	187,744	(37,565)	542,061

Net loss attributable to noncontrolling interests	(288)	(5,264)	(2,730)	(3,998)

Net income (loss) attributable to Steel Dynamics, Inc.	$69,018	$193,008	$(34,835)	$546,059

Basic earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders	$.32	$.99	$(.18)	$2.85

Weighted average common shares outstanding	215,218	195,347	195,689	191,579

Diluted earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.30	$.98	$(.18)	$2.75

Weighted average common shares and share equivalents outstanding	234,080	196,859	195,689	198,840

Dividends declared per share	$.075	$.10	$.25	$.30

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating activities:
Net income (loss) attributable to Steel Dynamics, Inc.	$69,018	$193,008	$(34,835)	$546,059

Adjustments to reconcile net income (loss) attributable to Steel Dynamics, Inc. to net cash provided by operating activities
Depreciation and amortization	51,915	55,359	166,643	156,153
Equity-based compensation	2,887	3,293	14,779	9,976
Deferred income taxes	8,341	(2,047)	21,833	(9,893)
(Gain) loss on disposal of property, plant and equipment	(276)	27	(1,023)	(208)
Noncontrolling interests	(288)	(3,365)	(2,730)	(2,099)
Changes in certain assets and liabilities:
Accounts receivable	(117,442)	89,664	18,354	(307,540)
Inventories	(96,062)	(135,430)	192,331	(353,125)
Other assets	40,052	(33,670)	43,296	(46,719)
Accounts payable	130,610	(133,911)	82,763	230,269
Income taxes payable	2,432	(32,114)	1,027	5,743
Accrued expenses	45,495	76,421	(79,395)	117,507
Net cash provided by operating activities	136,682	77,235	423,043	346,123

Investing activities:
Purchases of property, plant and equipment	(95,662)	(115,636)	(243,166)	(310,625)
Acquisition of businesses, net of cash acquired	—	—	—	(271,159)
Purchase of securities	—	—	—	(20,373)
Sale of securities	—	32,533		32,758
Investment in direct financing lease	(27,967)	—	(27,967)	—
Other investing activities	(2,857)	(1,753)	(13,370)	2,176
Net cash used in investing activities	(126,486)	(84,856)	(284,503)	(567,223)

Financing activities:
Issuance of current and long-term debt	240,586	1,186,000	949,330	2,190,900
Repayment of current and long-term debt	(251,219)	(814,665)	(1,451,666)	(1,449,820)
Debt issuance costs	(221)	(28)	(13,972)	(7,544)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	6,645	2,029	417,134	19,483
Purchase of treasury stock	—	(439,166)	—	(485,293)
Contribution from noncontrolling investor	—	—	5,000	—
Dividends paid	(16,110)	(19,819)	(52,505)	(52,977)
Net cash provided by (used in) financing activities	(20,319)	(85,649)	(146,679)	214,749

Decrease in cash and equivalents	(10,123)	(93,270)	(8,139)	(6,351)
Cash and equivalents at beginning of period	18,217	115,405	16,233	28,486

Cash and equivalents at end of period	$8,094	$22,135	$8,094	$22,135

Supplemental disclosure information:
Cash paid for interest	$3,849	$7,982	$83,282	$76,701
Cash paid for federal and state income taxes, net of refunds	$228	$153,938	$(53,546)	$315,847

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 57% and 53% of the company’s net sales during the three-month periods ended September 30, 2009 and 2008, respectively, and 58% and 55% of the company’s net sales during the nine-month periods ended September 30, 2009 and 2008, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations primarily are composed of the company’s steel scrap procurement and processing locations, operated through the company’s wholly-owned subsidiary, OmniSource Corporation (OmniSource), as well as Iron Dynamics (IDI), the company’s iron-substitute production facility. In addition, the impact related to the construction of the Mesabi Nugget iron-making facility and future mining operations in Hoyt Lakes, Minnesota is also included in this segment.  Metals recycling and ferrous resources operations accounted for approximately 40% and 42% of the company’s net sales during the three-month periods ended September 30, 2009 and 2008, respectively, and 37% and 40% of the company’s net sales during the nine-month periods ended September 30, 2009 and 2008, respectively.

Steel Fabrication Operations.  Steel fabrication operations represent the company’s New Millennium Building Systems plants located in the eastern United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 2% and 4% of the company’s net sales during the three-month periods ended September 30, 2009 and 2008, respectively, and 4% and 3% of the company’s net sales during the nine-month periods ended September 30, 2009 and 2008, respectively.

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

Uncertain Tax Positions.  The company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The state of Indiana completed its examination of the calendar years 2000 through 2005 in the third quarter of 2008. The company paid additional taxes of $20.7 million as a result of the examinations.  This amount was recorded as an unrecognized tax benefit. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of state income tax audits. Based on current audits in process, the payment of additional taxes could be in an amount from zero to $2.1 million during 2009, primarily related to state nexus issues. With few exceptions, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2006.

Included in the amount of unrecognized tax benefits at September 30, 2009, are potential benefits of $17.5 million that, if recognized, would affect the company’s effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the nine-month period ended September 30, 2009, the company recognized interest expense of $1.0 million net of tax, and benefits from the reduction of penalties of $49,000. At September 30, 2009, the company had $8.7 million accrued for the payment of interest and penalties.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Comprehensive Income (Loss) Attributable to Steel Dynamics, Inc.  The components of comprehensive income (loss) are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$69,018	$193,008	$(34,835)	$546,059
Reversal of unrealized gain upon sale of available-for-sale securities, net of tax	—	(5,011)	—	(21)
Unrealized gain on interest rate swap, net of tax	—	—	581	—
Reversal of unrealized loss on interest rate swap, net of tax	—	—	830	—
Comprehensive income (loss)	$69,018	$187,997	$(33,424)	$546,038

Other accumulated comprehensive loss consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Unrealized loss on interest rate swap	$—	$(2,294)
Tax effect	—	883
Total other accumulated comprehensive loss	$—	$(1,411)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification was issued.  The standard established the Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), and is effective for interim and annual periods ending after September 15, 2009.  The company has adopted the standard as of September 30, 2009.  Other than the manner in which accounting guidance is referenced, the adoption had no impact on the company’s financial statements.

On January 1, 2009, the company adopted guidance issued by the FASB on fair value measurements as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the company’s financial statements for the three or nine months ended September 30, 2009. The provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption.

On January 1, 2009, the company adopted guidance issued by the FASB on disclosures about derivative instruments and hedging activities. The guidance requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Other than the required disclosures, the adoption had no impact on the company’s financial statements.

On January 1, 2009, the company adopted guidance issued by the FASB to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interest, previously called a minority interest, is defined as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Guidance requires, among other items, that a noncontrolling interest be included in the consolidated balance sheets within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements were applied retrospectively. The adoption did not have a material impact on the company’s financial statements.

On January 1, 2009, the company adopted guidance issued by the FASB on business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. In a business combination, including business combinations achieved in stages (step acquisition), the acquirer is required to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, it requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are

 STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

received instead of including such costs as part of the acquisition price. The adoption has not had a material impact on the company’s financial statements.

On January 1, 2009, the company adopted guidance issued by the FASB on the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under prior guidance in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption had no impact on the company’s financial statements.

On January 1, 2009, the company adopted guidance issued by the FASB on determining whether instruments granted in share-based payment transactions are participating securities, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption had no impact on the company’s financial statements.

The company adopted guidance issued by the FASB on disclosures about fair value of financial instruments, as of March 31, 2009. The guidance requires disclosures about fair value of all financial instruments for interim reporting periods. The applicable disclosures are included in Note 8 to the company’s financial statements included in this filing. The adoption had no impact on the company’s financial statements.

On June 30, 2009, the company adopted guidance issued by the FASB on subsequent events. It discusses management’s assessment of subsequent events and incorporates this guidance into accounting literature. It is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the company’s financial statements. The company has evaluated subsequent events through November 6, 2009, the date its consolidated financial statements were filed with the SEC.

Note 2.  Acquisition

On June 9, 2008, the company completed its acquisition of Recycle South, one of the nation’s largest, privately-held, regional scrap metal recycling companies, headquartered in Spartanburg, South Carolina. OmniSource (which already owned 25% of Recycle South), acquired the remaining 75% equity interest for a purchase price of approximately $376.3 million. The purchase price of $376.3 million for the remaining 75% equity interest in Recycle South, combined with the 25% interest owned pursuant to the OmniSource acquisition, results in an aggregate purchase price of $501.8 million.  During 2009 the company adjusted the initial purchase price allocation to reflect additional refinement in the valuation of the acquisition. The final purchase price allocation below is based on actual acquisition costs and the fair value of the acquired assets, assumed liabilities and identifiable intangible assets (in thousands):

	December 31, 2008	Adjustments	September 30, 2009
Current assets	$213,513	$(2,400)	$211,113
Property, plant & equipment	94,484	5,322	99,806
Intangible assets	155,000	(29,000)	126,000
Goodwill	272,355	28,978	301,333
Other assets	5,406	(926)	4,480
Total assets acquired	740,758	1,974	742,732

Current liabilities, excluding debt	94,015	1,974	95,989
Debt	144,947	—	144,947
Total liabilities assumed	238,962	1,974	240,936

Net assets acquired	$501,796	$—	$501,796

Goodwill and intangible assets of $301.3 million and $126.0 million, respectively, were recorded as a result of the acquisition. The goodwill is deductible for tax purposes.

The identifiable intangible assets related to the acquisition consisted of the following (in thousands):

	Amount	Useful Life
Customer relationships	$21,000	20 years
Scrap generator relationships	77,000	20 years
Trademarks	16,000	3 years
Covenants not to compete	12,000	5 years
	$126,000

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed.  Finite-lived trademarks and covenants not to compete are amortized using a straight line methodology. The related aggregate amortization expense recognized for the three and nine-month periods ended September 30, 2009 were $4.1 and $17.2 million, respectively.  The estimated intangible asset amortization expense related to the total acquisition of Recycle South for the next five years and thereafter follows (in thousands):

2009 (including January 1 to September 30)	$21,366
2010	16,483
2011	12,802
2012	10,620
2013	8,492
Thereafter	51,233
Total	$120,996

Note 3.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period.  Diluted earnings per share assumes, in addition to the above, the weighted average dilutive effect of common share equivalents outstanding during the period.  Common share equivalents represent dilutive stock options and dilutive shares related to the company’s convertible senior notes and are excluded from the computation in periods in which they have an anti-dilutive effect.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income (loss) attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended September 30,
	2009			2008
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$69,018	215,218	$.32	$193,008	195,347	$.99
Dilutive stock option effect	—	2,480		—	978
Convertible subordinated 4.0% notes	—	—		13	534
5.125% convertible senior notes	2,211	16,382		—	—
Diluted earnings per share	$71,229	234,080	$.30	$193,021	196,859	$.98

	Nine Months Ended September 30
	2009			2008
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share	$(34,835)	195,689	$(.18)	$546,059	191,579	$2.85
Dilutive stock option effect	—	—		—	1,370
Convertible subordinated 4.0% notes	—	—		429	5,891
5.125% convertible senior notes	—	—		—	—
Diluted earnings (loss) per share	$(34,835)	195,689	$(.18)	$546,488	198,840	$2.75

As of September 30, 2009, all of the company’s convertible subordinated 4.0% notes have been converted. Options to purchase 1.3 million and 2.8 million shares were anti-dilutive for the three and nine-month periods ending September 30, 2009, respectively.  Options to purchase 580,000 were anti-dilutive and excluded for the three and nine-month periods ending September 30, 2008.

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

	September 30, 2009	December 31, 2008
Raw materials	$395,926	$554,815
Supplies	220,431	224,710
Work-in-progress	62,254	57,489
Finished goods	156,468	186,221
Total inventories	$835,079	$1,023,235

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

An amendment to the credit agreement was completed on June 12, 2009.  This amendment made certain adjustments to the covenant structure.  The current financial covenants state that the company must maintain an interest coverage ratio of not less than 1.25:1.00 for June 30, 2009 to December 31, 2009; 2.00:1.00 for March 31, 2010 to June 30, 2010; and 2.50:1.00 for September 30, 2010 through maturity.  At September 30, 2009 the company’s interest coverage ratio was 1.90. The company must also maintain a first lien debt to consolidated last-twelve-months trailing adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transaction adjustments as defined in the credit agreement) ratio of not more than 2.50:1.00 for April 1, 2009 to September 30, 2010; and 3.00:1.00 for December 31, 2010 through maturity.  At September 30, 2009 the company’s first lien debt to consolidated last-twelve-months trailing adjusted EBITDA was 0.39:1.00. In addition, beginning with the twelve month period ending December 31, 2010, and at all times through the maturity date, a total debt to consolidated adjusted EBITDA ratio of not more than 5.00:1.00 must be maintained. The company was in compliance with these covenants at September 30, 2009, and expects to remain in compliance over the next twelve months.

The amendment also activated a monthly borrowing base requirement on the revolving credit facility.  The borrowing base is determined by 85% of eligible accounts receivable and 65% of eligible inventory. The borrowing base exceeded the revolving credit facility’s capacity at September 30, 2009.

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

Note 6. Changes in Stockholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total stockholders’ equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity attributable to the noncontrolling interests (in thousands):

		Stockholders of Steel Dynamics, Inc.
		Common	Additional Paid-In	Retained	Other Accumulated Comprehensive	Treasury	Noncontrolling
	Total	Stock	Capital	Earnings	Income (Loss)	Stock	Interests
Balances at January 1, 2009	$1,632,313	$545	$541,686	$1,820,385	$(1,411)	$(737,319)	$8,427
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	417,134	83	417,051	—	—	—	—
Dividends declared	(50,490)	—	—	(50,490)	—	—	—
Contributions from noncontrolling investors	5,000	—	—	—	—	—	5,000
Change in noncontrolling investment	2,366	—	—	—	—	—	2,366
Tax adjustment to noncontrolling interest	3,086	—	—	—	—	—	3,086
Equity-based compensation and issuance of restricted stock	14,828	—	8,366	—	—	6,462	—
Comprehensive income and net loss	(36,154)	—	—	(34,835)	1,411	—	(2,730)
Balances at September 30, 2009	$1,988,083	$628	$967,103	$1,735,060	$—	$(730,857)	$16,149

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Commodity futures contracts.  The following summarizes the company’s commodity futures contract commitments as of September 30, 2009 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	5,975	MT
Aluminum	Short	5,450	MT
Copper	Long	7,416	MT
Copper	Short	9,548	MT
Nickel	Long	582	MT
Nickel	Short	1,104	MT
Silver	Short	1,371	Lbs

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of September 30, 2009 and December 31, 2008, and for the three and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Location in Consolidated Balance Sheets	Fair Value September 30,2009	Fair Value December 31, 2008
Commodity futures net asset	Other current assets	$2,400	$—
Commodity futures net liability	Accrued expenses	—	38,371
Interest rate swap liability	Accrued expenses	—	2,294

	Location in Consolidated Statements of Operations	Loss for Three Months Ended September 30, 2009	Loss for Three Months Ended September 30, 2008
Commodity futures contracts	Costs of goods sold	$469	$2,994

	Location in Consolidated Statements of Operations	Gain for Nine Months Ended September 30, 2009	Gain for Nine Months Ended September 30, 2008
Commodity futures contracts	Costs of goods sold	$12,848	$6,873
Interest rate swap	Other comprehensive income	944	—
Interest rate swap	Other expense	1,350	—

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Fair Value Measurements

FASB accounting standards provide a comprehensive framework for measuring fair value, specifically setting forth a definition of fair value and establishing a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  Levels within the hierarchy are defined as follows:

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2009, and December 31, 2008 (in thousands):

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity futures — financial assets	$5,728	$—	$5,728	$—

Commodity futures — financial liabilities	$3,328	$—	$3,328	$—

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity futures — financial assets	$15,866	$—	$15,866	$—
		—
Interest rate swap	$2,294	$—	$2,294	$—
Commodity futures	54,237	—	54,237	—
Financial liabilities	$56,531	$—	$56,531	$—

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair value of long-term debt, including current maturities, was approximately $2.2 billion and $2.1 billion at September 30, 2009, and December 31, 2008, respectively.

Note 9.  Commitments and Contingencies

On February 1, 2008, the company was sued by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand, alleging damages in excess of $1.1 billion, arising out of Steel Dynamics’ activities in providing consulting services to a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998. On April 30, 2008, Steel Dynamics filed a Motion to Dismiss the lawsuit, and on February 23, 2009, the court dismissed the complaint with prejudice and denied the plaintiffs leave to amend their complaint. The Plaintiff has appealed this dismissal. All briefs have been filed and oral argument was held on October 8, 2009.

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

On March 18, 2009, Steel Dynamics, Inc., together with its Chairman and Chief Executive Officer, Keith E. Busse, and John Bates, a member of its board of directors, were served with a complaint, captioned Panasuk v. Steel Dynamics, Inc., et al., Civil Action No. 1109cv0066, filed in the United States District Court for the Northern District of Indiana, Fort Wayne Division, and purporting to represent a class of purchasers of Steel Dynamics common stock between January 26, 2009 and March 11, 2009.  The complaint, which was amended on July 13, 2009, alleges securities fraud in connection with the company’s issuance of certain earnings guidance and seeks damages in an unspecified amount.  On August 31, 2009, the company and Messrs. Busse and Bates filed Motions to Dismiss the amended complaint. The company believes that the complaint is without merit and will appropriately defend its interests.

Note 10.  Segment Information

The company has three reportable segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.  These operations are described in Note 1 to the financial statements.  Revenues included in the category “All Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further processing, slitting, and sale of certain steel products and the resale of certain secondary and excess steel products.  In addition, “All Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior notes and other debt, certain other investments, and certain profit sharing expenses.

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

For the three months ended		Metals Recycling /	Steel Fabrication
September 30, 2009	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$725,635	$351,788	$32,310	$12,871		$—		$1,122,604
External Non-U.S.	17,455	32,094	—	43		—		49,592
Other segments	28,096	171,351	620	1,517		(201,584)		—
	771,186	555,233	32,930	14,431		(201,584)		1,172,196
Operating income (loss)	125,178	36,915	(3,291)	(6,279	)(1)	(4,075	)(2)	148,448
Income (loss) before income taxes	110,085	27,516	(4,577)	(12,854)		(4,075)		116,095
Depreciation and amortization	26,455	23,079	1,449	932		—		51,915
Capital expenditures	13,701	81,743	(26)	244		—		95,662

As of September 30, 2009
Assets	2,297,886	2,230,991	154,089	636,580	(3)	(210,582	)(4)	5,108,964
Liabilities	279,415	323,227	8,682	2,717,413	(5)	(207,856	)(6)	3,120,881

Footnotes related to September 30, 2009 segment results (in millions):

(1)	Corporate SG&A	$(7.8)
	Other income	1.5
		$(6.3)

(2)	Margin impact from inter-company sales	$(4.1)

(3)	Deferred tax asset	$287.8
	Income taxes receivable	92.8
	Debt issuance costs	25.9
	Fixed assets	30.3
	Intercompany debt receivable	104.8
	Other	95.0
		$636.6

(4)	Elimination of inter-company receivables	$(31.4)
	Deferred taxes elimination	(86.4)
	Elimination of intercompany debt	(104.8)
	Other	12.0
		$(210.6)

(5)	Debt	$2,076.2
	Deferred taxes	476.2
	Accrued Interest	62.3
	Other	102.7
		$2,717.4

(6)	Deferred taxes elimination	$(90.6)
	Intercompany debt	(104.3)
	Other	(13.0)
		$(207.9)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended		Metals Recycling /	Steel Fabrication
September 30, 2008	Steel Operations	Ferrous Resources	Operations	Other	Eliminations		Consolidated

Net Sales
External	$1,436,195	$788,205	$110,084	$32,630	$—		$2,367,114
External Non-U.S.	115,463	81,297	—	69	—		196,829
Other segments	112,294	469,345	442	436	(582,517)		—
	1,663,952	1,338,847	110,526	33,135	(582,517)		2,563,943
Operating income (loss)	278,300	95,830	4,430	(61,618)	13,976		330,918
Income (loss) before income taxes	261,961	82,351	2,318	(58,792)	13,976		301,814
Depreciation and amortization	27,798	24,340	1,919	1,302	—		55,359
Capital expenditures	54,679	59,608	911	438	—		115,636

As of September 30, 2008
Assets	3,098,925	2,484,008	283,356	344,398	(155,808)		6,054,879
Liabilities	510,370	360,374	15,396	3,547,089	(117,744)		4,315,485

For the nine months ended		Metals Recycling /	Steel Fabrication
September 30, 2009	Steel Operations	Ferrous Resources	Operations	Other	Eliminations		Consolidated

Net Sales
External	$1,708,648	$787,257	$129,565	$32,315	$—		$2,657,785
External Non-U.S.	46,377	74,729	—	113	—		121,219
Other segments	65,979	298,593	1,198	3,736	(369,506)		—
	1,821,004	1,160,579	130,763	36,164	(369,506)		2,779,004
Operating income (loss)	88,963	5,562	(329)	(28,427)	(24,640)		41,129
Income (loss) before income taxes	40,504	(22,356)	(4,518)	(48,545)	(29,641)		(64,556)
Depreciation and amortization	77,143	80,186	4,696	4,618	—		166,643
Capital expenditures	57,479	185,813	(475)	349	—		243,166

As of September 30, 2009
Assets	2,297,886	2,230,991	154,089	636,580 (3)	(210,582	)(4)	5,108,964
Liabilities	279,415	323,227	8,682	2,717,413 (5)	(207,856	)(6)	3,120,881

For the nine months ended		Metals Recycling /	Steel Fabrication
September 30, 2008	Steel Operations	Ferrous Resources	Operations	Other	Eliminations		Consolidated

Net Sales
External	$4,025,859	$2,045,443	$281,778	$109,501	$—		$6,462,581
External Non-U.S.	233,784	173,432	—	290	—		407,506
Other segments	286,284	1,084,687	559	1,631	(1,373,161)		—
	4,545,927	3,303,562	282,337	111,422	(1,373,161)		6,870,087
Operating income (loss)	840,400	223,345	12,435	(131,873)	(2,110)		942,197
Income (loss) before income taxes	794,329	214,162	6,651	(140,517)	(2,108)		872,517
Depreciation and amortization	89,451	58,457	5,663	2,582	—		156,153
Capital expenditures	180,422	116,405	10,079	3,719	—		310,625

As of September 30, 2008
Assets	3,098,925	2,484,008	283,356	344,398	(155,808)		6,054,879
Liabilities	510,370	360,374	15,396	3,547,089	(117,744)		4,315,485

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

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of September 30, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$703	$6,351	$1,040	$—	$8,094
Accounts receivable, net	208,099	511,526	6,868	(246,096)	480,397
Inventories	458,276	353,821	30,364	(7,382)	835,079
Other current assets	253,074	5,434	477	(113,779)	145,206
Total current assets	920,152	877,132	38,749	(367,257)	1,468,776
Property, plant and equiment, net	1,164,544	740,561	309,893	—	2,214,998
Intangible assets, net	—	545,327	—	—	545,327
Goodwill	—	759,983	—	—	759,983
Other assets, including investments in subs	2,325,222	316,370	8,918	(2,530,630)	119,880
Total assets	$4,409,918	$3,239,373	$357,560	$(2,897,887)	$5,108,964

Accounts payable	$147,555	$209,158	$32,498	$(30,004)	$359,207
Accured expenses	117,377	114,129	1,452	(39,423)	193,535
Current maturities of long-term debt	85,795	350	14,906	(14,906)	86,145
Total current liabilities	350,727	323,637	48,856	(84,333)	638,887
Long-term debt	2,002,501	38	161,807	(113,283)	2,051,063
Other liabilities	344,005	2,281,937	33,402	(2,228,413)	430,931

Common stock	628	19,753	7,713	(27,466)	628
Treasury stock	(730,857)	—	—	—	(730,857)
Additional paid-in-capital	967,103	117,753	112,437	(230,190)	967,103
Retained earnings	1,475,811	496,255	(22,804)	(214,202)	1,735,060
Total Steel Dynamics, Inc. stockholders’ equity	1,712,685	633,761	97,346	(471,858)	1,971,934
Noncontrolling interests	—	—	16,149	—	16,149
Total stockholders’ equity	1,712,685	633,761	113,495	(471,858)	1,988,083
Total liabilities and stockholders’ equity	$4,409,918	$3,239,373	$357,560	$(2,897,887)	$5,108,964

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

			Combined	Consolidating	Total
As of December 31, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$1,389	$11,514	$3,330	$—	$16,233
Accounts receivable, net	266,709	461,366	8,410	(233,553)	502,932
Inventories	612,731	369,412	23,408	17,684	1,023,235
Other current assets	126,969	46,949	351	(6,754)	167,515
Total current assets	1,007,798	889,241	35,499	(222,623)	1,709,915
Property, plant and equiment, net	1,186,317	751,904	134,636	—	2,072,857
Intangible assets, net	—	614,786	—	—	614,786
Goodwill	—	770,438	—	—	770,438
Other assets, including investments in subs	2,480,319	259,610	8,922	(2,663,270)	85,581
Total assets	$4,674,434	$3,285,979	$179,057	$(2,885,893)	$5,253,577

Accounts payable	$119,969	$124,009	$43,322	$(23,907)	$263,393
Accured expenses	165,547	155,962	3,910	(49,054)	276,365
Current maturities of long-term debt	431,172	51	14,906	(14,906)	431,223
Total current liabilities	716,688	280,022	62,138	(87,867)	970,981
Long-term debt	2,219,085	76	6,703	(6,703)	2,219,161
Other liabilities	353,294	2,424,175	4,175	(2,350,522)	431,122

Common stock	545	19,753	7,833	(27,586)	545
Treasury stock	(737,319)	—	—	—	(737,319)
Additional paid-in-capital	541,686	117,753	101,973	(219,726)	541,686
Other accumulated comprehensive loss	(1,411)	—	—	—	(1,411)
Retained Earnings	1,581,866	444,200	(12,192)	(193,489)	1,820,385
Total Steel Dynamics, Inc. stockholders’ equity	1,385,367	581,706	97,614	(440,801)	1,623,886
Noncontrolling interests	—	—	8,427	—	8,427
Total stockholders’ equity	1,385,367	581,706	106,041	(440,801)	1,632,313
Total liabilities and stockholders’ equity	$4,674,434	$3,285,979	$179,057	$(2,885,893)	$5,253,577

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
September 30, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$532,431	$1,323,768	$12,505	$(696,508)	$1,172,196
Costs of goods sold	427,132	1,203,069	11,123	(685,821)	955,503
Gross profit	105,299	120,699	1,382	(10,687)	216,693
Selling, general and administrative	16,611	53,360	3,580	(5,306)	68,245
Operating income (loss)	88,688	67,339	(2,198)	(5,381)	148,448
Interest expense, net capitalized interest	18,298	14,002	1,201	1,019	34,520
Other (income) expense, net	(88)	(3,004)	(17)	942	(2,167)
Income (loss) before income taxes and equity in net income of subsidiaries	70,478	56,341	(3,382)	(7,342)	116,095
Income taxes (benefit)	27,518	24,983	(1,470)	(3,666)	47,365
	42,960	31,358	(1,912)	(3,676)	68,730
Equity in net income of subsidiaries	29,446			(29,446)	—
Net loss attributable to noncontrolling interests			(288)		(288)
Net income (loss) attributable to Steel Dynamics, Inc.	$72,406	$31,358	$(1,624)	$(33,122)	$69,018

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended,			Combined	Consolidating	Total
September 30, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,187,112	$2,987,157	$33,219	$(1,643,545)	$2,563,943
Costs of goods sold	939,794	2,775,282	44,576	(1,640,915)	2,118,737
Gross profit	247,318	211,875	(11,357)	(2,630)	445,206
Selling, general and administrative	69,506	46,755	2,004	(3,977)	114,288
Operating income (loss)	177,812	165,120	(13,361)	1,347	330,918
Interest expense, net capitalized interest	16,653	19,223	221	1,349	37,446
Other (income) expense, net	72,947	(81,462)	(52)	225	(8,342)
Income (loss) before income taxes and equity in net income of subsidiaries	88,212	227,359	(13,530)	(227)	301,814
Income taxes (benefit)	32,815	83,291	(5,141)	3,105	114,070
	55,397	144,068	(8,389)	(3,332)	187,744
Equity in net income of subsidiaries	135,679			(135,679)	—
Net loss attributable to noncontrolling interests	—		(5,264)		(5,264)
Net income (loss) attributable to Steel Dynamics, Inc.	$191,076	$144,068	$(3,125)	$(139,011)	$193,008

For the nine months ended,			Combined	Consolidating	Total
September 30, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,229,082	$3,034,599	$34,238	$(1,518,915)	$2,779,004
Costs of goods sold	1,163,834	2,813,517	34,643	(1,477,893)	2,534,101
Gross profit	65,248	221,082	(405)	(41,022)	244,903
Selling, general and administrative	52,602	158,257	9,599	(16,684)	203,774
Operating income (loss)	12,646	62,825	(10,004)	(24,338)	41,129
Interest expense, net capitalized interest	59,292	41,281	1,996	5,245	107,814
Other (income) expense, net	51,038	(54,741)	5	1,569	(2,129)
Income (loss) before income taxes and equity in net income of subsidiaries	(97,684)	76,285	(12,005)	(31,152)	(64,556)
Income taxes (benefit)	(42,645)	33,303	(4,049)	(13,600)	(26,991)
	(55,039)	42,982	(7,956)	(17,552)	(37,565)
Equity in net income of subsidiaries	35,026			(35,026)	—
Net loss attributable to noncontrolling interests			(2,730)		(2,730)
Net income (loss) attributable to Steel Dynamics, Inc.	$(20,013)	$42,982	$(5,226)	$(52,578)	$(34,835)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$3,195,055	$7,862,106	$111,642	$(4,298,716)	$6,870,087
Costs of goods sold	2,467,936	7,298,021	115,749	(4,283,789)	5,597,917
Gross profit	727,119	564,085	(4,107)	(14,927)	1,272,170
Selling, general and administrative	187,667	150,032	7,086	(14,812)	329,973
Operating income (loss)	539,452	414,053	(11,193)	(115)	942,197
Interest expense, net capitalized interest	51,612	47,867	570	2,679	102,728
Other (income) expense, net	204,459	(237,892)	(250)	635	(33,048)
Income (loss) before income taxes and equity in net income of subsidiaries	283,381	604,078	(11,513)	(3,429)	872,517
Income taxes (benefit)	106,979	221,410	(4,363)	6,430	330,456
	176,402	382,668	(7,150)	(9,859)	542,061
Equity in net income of subsidiaries	375,518			(375,518)	—
Net loss attributable to noncontrolling interests	—		(3,998)		(3,998)
Net income (loss) attributable to Steel Dynamics, Inc.	$551,920	$382,668	$(3,152)	$(385,377)	$546,059

Condensed Consolidating Statements of Cash Flows (in thousands)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$95,162	$170,207	$(27,478)	$185,152	$423,043
Net cash used in investing activities	(71,030)	(55,211)	(158,262)	—	(284,503)
Net cash provided by (used in) financing activities	(24,818)	(120,159)	183,450	(185,152)	(146,679)
Decrease in cash and equivalents	(686)	(5,163)	(2,290)	—	(8,139)
Cash and equivalents at beginning of period	1,389	11,514	3,330	—	16,233
Cash and equivalents at end of period	$703	$6,351	$1,040	$—	$8,094

For the nine months ended,			Combined	Consolidating	Total
September 30, 2008	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	$448,458	$162,963	$9,383	$(274,681)	$346,123
Net cash used in investing activities	(355,025)	(132,383)	(79,815)	—	(567,223)
Net cash provided by (used in) financing activities	(99,042)	(32,716)	71,826	274,681	214,749
Increase (decrease) in cash and equivalents	(5,609)	(2,136)	1,394	—	(6,351)
Cash and equivalents at beginning of period	6,327	20,096	2,063	—	28,486
Cash and equivalents at end of period	$718	$17,960	$3,457	$—	$22,135

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in the steel and recycled metals marketplaces, our revenue, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Such predictive statements are not guarantees of future performance, and actual results could differ materially from our current expectations. Factors that could cause such predictive statements to turn out other than as anticipated or predicted include, among others: the effects of a prolonged or deepening recession on industrial demand; general or specific sector (i.e., automotive, consumer appliance or construction) economic conditions affecting steel or recycled metals consumption; the impact of price competition, whether domestic or the result of foreign imports; difficulties in integrating acquired businesses; risks and uncertainties involving new products or new technologies; changes in the availability or cost of steel scrap or substitute materials; increases in energy costs; occurrence of unanticipated equipment failures and plant outages; labor unrest; and the effect of the elements on production or consumption.

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

Operating Statement Classifications

Net Sales. Net sales from our operations are a factor of volumes shipped, product mix and related pricing. We charge premium prices for certain grades of steel, product dimensions, certain smaller volumes, and for value-added processing or coating of the steel products. Except for our steel fabrication operations segment, we recognize revenue from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product is transferred to the customer. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. Net sales from steel fabrication operations are recognized from construction contracts utilizing a percentage-of-completion method, which is based on the percentage of steel consumed to date as compared to the estimated total steel required for each contract.

Costs of Goods Sold. Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs for our steel operations are steel scrap and scrap substitutes (which represent the most significant single component of our consolidated costs of goods sold), alloys, zinc, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and freight. The principal elements of these costs for our metals recycling and ferrous resources operations are the costs of procuring the unprocessed scrap materials, material transportation costs, and processing expenses, such as direct and indirect labor, depreciation and utilities. The principal elements of these costs for our fabrication operations include purchased steel and direct and indirect labor and related benefit expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include, among other items, labor and related benefits, professional services, insurance premiums, property taxes, profit sharing, and amortization of intangible assets.

Interest Expense, net Capitalized Interest. Interest expense consists of interest associated with our senior credit facilities and other debt (described in the notes to our financial statements included in our 2008 Annual Report on Form 10-K and in Note 5 of this report) net of capitalized interest costs that are related to capital projects during the related construction period.

Other (Income) Expense, net. Other income consists of interest income earned on our temporary cash deposits and any other non-operating income activity, including gains on certain short-term investments and income from non-consolidated investments accounted for under the equity method. Other expense consists of any non-operating costs, including the expense from the termination of an interest rate swap contract related to the term A loan in the second quarter of 2009.

Third Quarter Operating Results 2009 vs. 2008

Outlook. Net income was $69.0 million, or $.30 per diluted share, during the third quarter of 2009, compared with net income of $193.0 million, or $.98 per diluted share, during the third quarter of 2008 and a net loss of $16.0 million, or $.08 per diluted share, during the second quarter of 2009. As is the case throughout the global steel industry, we have been adversely impacted in recent quarters by the overall economic recession. We have, however, experienced positive trends in volumes and order entry activity during the third quarter of 2009 at some of our operations, specifically in our flat-rolled steel and metals recycling operations. While we believe that flat-rolled and recycled metals market conditions from both a pricing and volume perspective could weaken from third quarter levels, we continue to be well positioned to capitalized on order activity with a highly-variable cost structure.

Gross Profit.       When comparing the third quarter of 2009 with the third quarter of 2008, our net sales decreased $1.4 billion, or 54%, to $1.2 billion. Our gross profit percentage was 18% during the third quarter of 2009 as compared to 17% for the third quarter of 2008, and as compared to 9% on a linked-quarter basis. Our improved gross profit percentage on a linked-quarter basis is primarily the result of increasing volumes and sales prices coupled with production costs being spread across higher volumes during the third quarter as compared to the second quarter.

Steel Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		First Quarter	Second Quarter
	2009	2008	2009	2008	2009	2009
Shipments (net tons)
Flat Roll Division	656,512	576,059	1,415,195	1,967,660	303,938	454,745
Structural and Rail Division	134,390	281,126	360,421	866,963	129,555	96,476
Engineered Bar Products Division	80,428	149,708	215,092	442,741	71,540	63,124
Roanoke Bar Division	97,895	148,128	263,617	436,078	76,610	89,112
Steel of West Virginia	57,539	62,849	155,622	218,907	43,124	54,959
The Techs	220,383	209,191	466,032	734,110	118,359	127,290
Total shipments	1,247,147	1,427,061	2,875,979	4,666,459	743,126	885,706
Intercompany	(84,396)	(141,113)	(183,998)	(395,926)	(52,012)	(47,590)
External shipments	1,162,751	1,285,948	2,691,981	4,270,533	691,114	838,116

Steel operations accounted for 57% and 53% of our net sales during the third quarter of 2009 and 2008, respectively. Third quarter 2009 shipments were down 13% compared to the same period in 2008, with the exception of our flat-rolled products, where shipments were 14% higher during the third quarter of 2009 versus 2008 and our Flat Roll Division operated at near capacity production levels. Linked-quarter shipments increased at all of our steel divisions, with total steel shipments increasing 41% as compared to the second quarter, driven by increased shipments of 295,000 net tons in flat-rolled products.

Our third quarter 2009 average steel operations’ selling price per ton shipped decreased $559 compared with the third quarter of 2008, but increased $33 compared with the second quarter of 2009. We expect continued downward pressure on pricing throughout the fourth quarter, as order entry has declined from peak third quarter levels for our flat-rolled products. Long products will likely lag due to a continued stagnant non-residential construction arena, driven by the weak economy and lack of available financing for construction projects.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations decreased $317 compared with the third quarter of 2008, but increased $49 on a linked-quarter basis. During the third quarter of 2009 and 2008, respectively, our metallic raw material costs represented 54% and 39% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. We currently anticipate steel scrap prices will decrease during the fourth quarter.

Average Quarterly Steel Selling Prices

Metals Recycling and Ferrous Resources Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		First Quarter	Second Quarter
	2009	2008	2009	2008	2009	2009

Ferrous metal shipments (net tons)
Combined	1,293,820	1,755,608	2,863,888	4,654,495	729,869	840,199
Intra-company	(575,840)	(714,234)	(1,103,616)	(1,832,244)	(214,753)	(313,023)
External	717,980	1,041,374	1,760,272	2,822,251	515,116	527,176

Non-ferrous shipments (thousands of pounds)	217,068	243,897	577,246	736,833	190,394	169,784

Iron Dynamics shipments (net tons)
Liquid pig iron	55,007	44,254	140,625	142,039	41,226	44,392
Hot briquetted iron	4,497	17,715	26,306	48,404	20,326	1,483
Other	36	7,689	739	13,936	674	29
Intra-company	59,540	69,658	167,670	204,379	62,226	45,904

Metals recycling and ferrous resources operations accounted for 40% and 42% of our net sales during the third quarters of 2009 and 2008, respectively. Our metals recycling operations primarily engage in the brokerage, collection and processing of ferrous and non-ferrous metals for resale to steel companies, brokers and other metals processors. During the third quarter of 2009, this segment recorded external shipments of 718,000 tons of ferrous metals and 217.1 million pounds of non-ferrous materials, compared with 1.0 million tons and 243.9 million pounds during the same period in 2008. On a linked-quarter basis, external shipments of ferrous metals increased by 191,000 tons while shipments of non-ferrous metals increased by 47.3 million pounds. External shipments for the quarter fell substantially compared to the same period in 2008 due to the continued weak global economy relative to 2008 which caused reduced manufacturing activity resulting in reduced demand and sources of scrap. During the third quarter of 2009, the metals recycling segment provided approximately 50% of the steel scrap purchased by our steel mills. This represented 31% of the metals recycling segment’s net sales for the quarter as compared to 22% during the second quarter of 2009, and 35% during the third quarter of 2008. While electric arc furnace utilization increased during the third quarter, which is a major customer base, we believe utilization rates may ease through the fourth quarter which could result in less comparative demand. The market for non-ferrous materials, particularly aluminum, has shown signs of strengthening, with apparent demand from automotive suppliers appearing to be the primary driver due to automotive restocking.

As selling values possibly decrease in the fourth quarter, margins could be further compressed due to the selling of higher-cost scrap purchased during the third quarter. Flows of scrap have increased markedly in recent months, and anticipated easing of electric arc furnace utilization will likely put downward pressure on pricing.

Steel Fabrication Operations

Steel fabrication operations accounted for 2% and 4% of our net sales during the third quarters of 2009 and 2008, respectively. Our average steel fabrication operations’ selling price per ton shipped decreased $460, or 33%, during the third quarter of 2009 when compared with the third quarter of 2008, and decreased $94, or 9%, on a linked-quarter basis. The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the third quarters of 2009 and 2008, respectively, the cost of steel products purchased represented 65% and 87% of the total cost of manufacturing for our steel fabrication operations. We anticipate non-residential construction activity to remain weak during the fourth quarter and into 2010, resulting in decreased shipping volumes and selling prices for this segment of our operations.

Average Quarterly Fabrication Selling Prices

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $68.2 million during the third quarter of 2009, as compared to $114.3 million during the third quarter of 2008, a decrease of $46.0 million, or 40%. Our selling, general and administrative expenses represented 6% and 4% of our total net sales during the third quarters of 2009 and 2008, respectively. The percentage increase is primarily a result of the significant decline in nets sales in the third quarter of 2009 compared with the prior year as measured against certain fixed cost components in selling, general and administrative expenses.

The decrease in our selling, general and administrative expenses was in part due to reduced levels of performance-based compensation accruals and reduced profit sharing expense during the third quarter of 2009 as a result of our year-to-date financial results. We had performance-based compensation accruals of $38.0 million at September 30, 2008, compared to $5.8 million at September 30, 2009. During the third quarter of 2008, we recorded expense of $30.8 million related to our Steel Dynamics performance-based profit sharing plan as compared to $226,000 in the third quarter of 2009. During 2008 our board of directors modified the contribution percentage for this plan to consist of 2% of consolidated pretax earnings plus a unique percentage of each of our operating segments’ pretax earnings. The resulting total contribution percentage was 9% of consolidated pretax earnings during the third quarter of 2008.

Interest Expense, net Capitalized Interest. During the third quarter of 2009, gross interest expense decreased $1.7 million, or 4%, to $40.5 million, and capitalized interest increased $1.2 million to $6.0 million, when compared to the same period in 2008. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. Our weighted-average interest rate on our outstanding borrowings was 7.2% and 6.4% at September 30, 2009 and 2008, respectively. We currently anticipate gross interest expense to remain relatively flat during the fourth quarter.

Other Income, net. Other income was $2.2 million during the third quarter of 2009, as compared to $8.3 million during the same period in 2008. During the third quarter of 2008, other income of $8.6 million was attributable to a gain on the sale of marketable securities.

Income Taxes (Benefit). During the third quarter of 2009, our income tax expense was $47.4 million, as compared to $114.1 million during the same period in 2008. Our effective income tax rate was 40.8% and 37.1% during the third quarters of 2009 and 2008, respectively. We estimate that our effective income tax rate will be 41.5% for the remainder of 2009. However, this could change if our actual earnings in the fourth quarter of 2009 are materially different than currently anticipated. We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Included in the amount of unrecognized tax benefits at September 30, 2009, are potential benefits of $17.5 million that, if recognized, would affect our effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During the nine-month period ended September 30, 2009, we recognized interest expense of $1.0 million, net of tax, and benefits from the reduction of penalties of $49,000. At September 30, 2009, we had $8.7 million accrued for the payment of interest and penalties.

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The state of Indiana completed its examination of the calendar years 2000 through 2005 in the third quarter of 2008. We paid additional taxes of $20.7 million as a result of the examinations. This amount was recorded as an unrecognized tax benefit. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of state income tax audits. Based on current audits in process, the payment of additional taxes could be in an amount from zero to $2.1 million during 2009, primarily related to state nexus issues. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2006.

First Nine Months Operating Results 2009 vs. 2008

Net loss was $34.8 million or $.18 per diluted share during the first nine months of 2009, compared with net income of $546.1 million or $2.75 per diluted share during the first nine months of 2008.

Gross Profit.       When comparing the first nine months of 2009 with the same period in 2008, our net sales decreased $4.1 billion, or 60%, to $2.8 billion. Our gross margin percentage was 9% during the first nine months of 2009 as compared to 19% during the first nine months of 2008. Our first nine months 2009 financial results include the operations of Recycle South, versus approximately four months of operations of Recycle South in 2008. The primary driver of the decrease in our year-to-year gross margin percentage was the global economic recession which has had an adverse impact on our shipping volumes and average selling prices in all of our segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $203.8 million during the first nine months of 2009, as compared to $330.0 million during the same period in 2008, a decrease of $126.2 million, or 38%. During the first nine months of 2009 and 2008, selling, general and administrative expenses represented approximately 7% and 5% of net sales, respectively. The decrease in selling, general and administrative expenses in the first nine months of 2009 compared to the first nine months of 2008 primarily relates to a sharp reduction in profit sharing expense during 2009. Profit sharing expense was $76.2 million during the first nine months of 2008, compared to $409,000 during the same period of 2009.

Interest Expense, net Capitalized Interest. During the first nine months of 2009, gross interest expense increased $3.4 million, or 3%, to $121.4 million, and capitalized interest decreased $1.7 million, or 11%, to $13.6 million as compared to the same period in 2008. The increase in gross interest expense for the first nine months of 2009 compared to the first nine months of 2008 is a result of increased borrowings for, among other things, capital outlays for our expansion projects. The increase is also due to the prepayment of the term A loan, which resulted in the recording of an additional $2.2 million of interest expense due to the write off of the related capitalized financing costs. The interest capitalization that occurred during these periods primarily resulted from the interest required to be capitalized with respect to construction activities at our Structural and Rail division and our Mesabi Nugget operations.

Other Income, net. Other income was $2.1 million during the first nine months of 2009, as compared to $33.0 million during the same period in 2008. During the second quarter of 2009, the company recorded an expense of $1.3 million from the termination of an interest rate swap contract related to the term A loan. During 2008, other income of $21.0 million was attributable to earnings from investments in scrap procurement and processing entities which were accounted for under the equity method of accounting. As of the date of its acquisition, Recycle South, which was $20.4 million of other income during the first nine months of 2008, is no longer included in other income, as its results are consolidated in our financial statements after acquisition. Also during 2008, we recorded $8.6 million of other income on the sale of marketable securities.

Income Taxes. During the first nine months of 2009, our income tax provision was a benefit of $27.0 million, as compared to expense of $330.5 million during the same period in 2008. During the first nine months of 2009 and 2008, our effective income tax rates were 41.8% and 37.7%, respectively. We estimate that our effective income tax rate will be 41.5% for the remainder of 2009. However, this could change if our actual earnings in the fourth quarter of 2009 are materially different than currently anticipated.

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

Working Capital. During the first nine months of 2009, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals decreased $223.7 million to $762.7 million compared to December 31, 2008. Trade receivables decreased $22.5 million, or 4%, during the first nine months of 2009 to $480.4 million, of which over 95% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 6% and 10% of our outstanding trade receivables at September 30, 2009 and December 31, 2008, respectively. Trade receivables declined during the first nine months of 2009 due to decreased product prices as compared to the second half of 2008. The dollar value of our raw materials, primarily steel scrap inventories, decreased by approximately $158.8 million during the first nine months of 2009. Steel scrap inventory volumes, including both steel operations and metals recycling and ferrous resources, decreased by 349,000 gross tons during the first nine months of 2009. The dollar value of total inventories decreased $188.2 million, or 18%, to $835.1 million during the first nine months of 2009, with volumes of work-in-process and finished goods inventories decreasing 52,000 net tons, or 15%. Our trade payables and general accruals increased $13.0 million, or 2%, during the first nine months of 2009. This is a reflection of increased production activities and commodity raw material purchasing during the third quarter of 2009 compared to the fourth quarter of 2008.

Capital Expenditures. During the first nine months of 2009, we invested $243.2 million in property, plant and equipment, of which $23.2 million related primarily to the addition of a second rolling mill and caster at our Structural and Rail Division, $23.6 million related to metals recycling operations and $162.3 million related to the construction of Mesabi Nugget, our planned iron-nugget manufacturing facility and related mining operations. The other capital expenditures of $34.1 million primarily represented expansion and maintenance projects at our other facilities. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion.

Capital Resources and Long-term Debt. During the first nine months of 2009, our total outstanding debt decreased $513.2 million to $2.1 billion, primarily because we prepaid our term A loan of $552.0 million in June 2009 through the net proceeds from the issuance of common stock. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities divided by the sum of our long-term debt and our total stockholders’ equity, was 52% and 62% at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, there were outstanding borrowings of $85.0 million under our $874.0 million senior secured revolver, which is subject to a monthly borrowing base.

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

We must also maintain a first lien debt to consolidated last-twelve-months trailing adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transaction adjustments as defined in the credit agreement) ratio of not more than 2.50:1.00 for April 1, 2009 to September 30, 2010; and 3.00:1.00 for December 31, 2010 through maturity. In addition, beginning with the twelve month period ending December 31, 2010 and at all times thereafter, a total debt to consolidated adjusted EBITDA ratio of not more than 5.00:1.00 must be maintained. We were in compliance with these covenants at September 30, 2009 and expect to remain in compliance during the next twelve months.

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

Cash Dividends. We declared cash dividends of $50.5 million, or $.25 per share, during the first nine months of 2009 and $57.0 million, or $.30 per share, during the first nine months of 2008. We paid cash dividends of $52.5 million and $53.0 million during the first nine months of 2009 and 2008, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The board of directors, during the second quarter of 2009, declared a dividend of $.075 per common share, a decrease from the $.10 declared in the first quarter. A dividend of $.075 per common share was again declared during the third quarter to be distributed to shareholders of record at the close of business on September 30, 2009. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Other. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements and anticipated capital expenditures.

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

Critical Accounting Policies and Estimates

Goodwill and Other Indefinite-Lived Intangible Assets. At least once annually or when indicators of impairment exist, we perform an impairment test for goodwill. During the three months ended September 30, 2009, there were no indicators of impairment which would require a “Step 1” goodwill impairment test for any of our reporting units. The Step 1 impairment test compares the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows and a risk-adjusted discount rate to compute a net present value of future cash flows.

At least once annually or when indicators of impairment exist, we test indefinite-lived intangible assets for impairment through the comparison of the fair value of the specific intangible asset with its carrying amount. The fair value of the intangible asset is determined by using an estimate of future cash flows attributable to the asset and a risk-adjusted discount rate to compute a net present value of future cash flows. If the fair value is less than the carrying value, an impairment loss is recorded in an amount equal to the excess in carrying value. During the three months ended September 30, 2009, there were no indicators of impairment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. A portion of our debt has an interest component that resets on a periodic basis to reflect current market conditions. During the second quarter we terminated an interest rate swap agreement (Swap Agreement) with a notional amount of $185 million that was associated with our term A loan portion of our senior secured credit facility.  Under the terms of the Swap Agreement, we were entitled to receive on the 28th of each month interest payments at a floating-rate based on the one month LIBOR rate, and we were obligated to make interest payments on the 28th of each month at a fixed rate of 2.21%.  We incurred additional interest expense of $1.5 million during the second quarter of 2009 as a result of the termination of this contract and the repayment of our Term A loan.

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

Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 23 months for physical commodity requirements and for up to 12 years for commodity transportation requirements. We fully utilized all such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At September 30, 2009, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

In our metals recycling operations, we have certain fixed price contracts with various customers for future delivery of nonferrous metals. Our risk strategy has generally been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer. At September 30, 2009, we had a cumulative unrealized gain primarily associated with these financial contracts of $2.4 million, which is reported in other assets in our consolidated balance sheet. We expect the customer contracts to be fully consummated.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as we use that term and as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting. During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Steel Dynamics, Inc. as well as its various subsidiaries, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of these lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

On February 1, 2008, the company was sued by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand, alleging damages in excess of $1.1 billion, arising out of Steel Dynamics’ activities in providing consulting services to a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998. On April 30, 2008, Steel Dynamics filed a Motion to Dismiss the lawsuit,, and on February 23, 2009, the court dismissed the complaint, with prejudice, and denied the plaintiffs leave to amend their complaint. The Plaintiff has appealed this dismissal. All briefs have been filed and oral argument was held on October 8, 2009.

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

On March 18, 2009, Steel Dynamics, Inc., together with its Chairman and Chief Executive Officer, Keith E. Busse, and John Bates, a member of its board of directors, were served with a complaint, captioned Panasuk v. Steel Dynamics, Inc., et al., Civil Action No. 1109cv0066, filed in the United States District Court for the Northern District of Indiana, Fort Wayne Division, purporting to represent a class of purchasers of Steel Dynamics common stock between January 26, 2009 and March 11, 2009.  The complaint, which was amended on July 13, 2009, alleges securities fraud in connection with the company’s issuance of certain earnings guidance and seeks damages in an unspecified amount. On August 31, 2009, the company and Messrs. Busse and Bates filed Motions to Dismiss the amended complaint. The company believes that the complaint is without merit and will appropriately defend its interests.

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

November 6, 2009

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer