Form 10-K
period 2009-12-31
STEEL DYNAMICS INC
filed 2010-02-22
CIK 1022671

Use these links to rapidly review the document

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21719

Steel Dynamics, Inc.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1929476 (IRS Employer Identification No.)
7575 West Jefferson Blvd, Fort Wayne, IN (Address of principal executive offices)	46804 (Zip Code)

Registrant's telephone number, including area code: (260) 969-3500

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0025 par value	Nasdaq Global Select Stock Market

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2009, was approximately, $3,014,728,313. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

          As of February 18, 2010, Registrant had outstanding 216,333,971 shares of common stock.

          DOCUMENTS INCORPORATED BY REFERENCE

          Portions of registrant's definitive proxy statement referenced in Part III, Items 9 through 13 of this report, to be filed prior to April 30, 2010, are incorporated herein by reference.

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

        The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

  •
  the adverse impact of a prolonged or deepening recession on industrial demand for our products;

  •
  the continued weak demand for our products by the automotive, consumer appliance, construction or other metal consuming industries;

  •
  conditions affecting steel or recycled metals consumption;

  •
  U.S. or foreign trade policy affecting the amount of foreign imported steel, or adverse outcomes of pending and future trade cases alleging unlawful practices in connection with steel imports;

  •
  cyclical changes in market supply and demand for steel and recycled ferrous and nonferrous metals;

  •
  increased price competition brought about by excess domestic and global steelmaking capacity;

  •
  changes in the availability or cost of raw materials, such as recycling ferrous metals, iron substitute materials, including pig iron, or other raw materials or supplies, which we use in our production processes;

  •
  periodic fluctuations in the availability and cost of electricity, natural gas or other utilities;

  •
  the occurrence of unanticipated equipment failures and plant outages;

  •
  margin compression resulting from our inability to pass increases in costs of raw materials and supplies to our customers;

  •
  labor unrest, work stoppages and/or strikes involving our own workforce, those of our important suppliers or customers, or those affecting the steel industry in general;

  •
  the impact of, or changes in, environmental law or in the application of other legal or regulatory requirements upon our production processes or costs of production or upon those of our suppliers or customers, including actions by government agencies, such as the U.S. Environmental Protection Agency or related state agencies, on pending or future environmentally related construction or operating permits;

  •
  the impact of United States government or various governmental agencies introducing laws or regulatory changes in response to the subject of climate change and greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms;

  •
  private or governmental liability claims or litigation, or the impact of any adverse outcome of any litigation on the adequacy of our reserves or the availability or adequacy of our insurance coverage;

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

  •
  the impact of regulatory or other governmental permits or approvals, litigation, construction delays, cost overruns, technology risk or operational complications upon our ability to complete, start-up or continue to profitably operate a project or a new business, or to complete, integrate and operate any potential acquisitions as anticipated; and

  •
  uncertainties involving new products or new technologies.

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

ITEM 1.    BUSINESS

Our Company

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking capability of 6.3 million tons and actual metals recycling shipping volumes during 2008 and 2009 of 5.6 million tons and 4.1 million tons of ferrous materials, respectively, and 912 million pounds and 780 million pounds of nonferrous metallics, respectively. Our steel production, excluding The Techs, during 2008 and 2009 was 4.8 million tons and 3.5 million tons, respectively. In 2008, we reported net sales of $8.1 billion and an operating margin of 10%, as compared to net sales of $4.0 billion and an operating margin of 3% during 2009. At December 31, 2009, we employed approximately 5,990 individuals, 90% of which are non-union, located at our operations throughout the eastern half of the United States.

        Steel Dynamics, Inc. was incorporated in Indiana in August 1993. Our principal executive offices are located at 7575 W. Jefferson Blvd, Fort Wayne, Indiana 46804, and our telephone number is 260.969.3500.

        The primary sources of our revenues are from the manufacture and sale of steel products; processing and sale of recycled ferrous and nonferrous metals; and to a lesser degree, fabrication and sale of steel joist and decking products. Our operations are managed and reported based on three operating segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.

        Steel Operations.    Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Our steel operations accounted for 81% of our consolidated net sales in 2007 and 63% in both 2008 and 2009. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

          Sheet Products.    Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines acquired in July 2007, also sells specialized galvanized sheet steels used in non-automotive applications. In 2008, our sheet operations represented only 45% of our steel segment's pretax income, as compared to 65% in 2009. The greater proportion of our pretax income was derived from sheet products in 2009 as compared to 2008, representing the more severe decline in long product demand, more specifically in structural steels used predominantly in the non-residential construction markets.

          Long Products.    Our Structural and Rail Division sells structural steel beams and pilings and is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. Our Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. Our Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections.

        Metals Recycling and Ferrous Resources Operations.    This operating segment includes our metals recycling operations, liquid pig iron manufacturing facility and iron nugget manufacturing start-up facility. Our metals recycling and ferrous resources operations accounted for 9% of our consolidated net sales in 2007 and 31% in both 2008 and 2009.

          Metals Recycling.    Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of income in this segment. As evidenced by the increased diversification of our revenue streams beginning in 2008, we have significantly grown our metals recycling business through the acquisition of OmniSource Corporation in October 2007 and Recycle South, LLC in June 2008. Our metals recycling operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel, to among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. In 2008 and 2009, 31% and 23%, respectively, of the sales from metals recycling were to our own steel operations. In 2008, our metals recycling operations represented 92% of this segment's gross margin, as compared to 108% in 2009.

          Ferrous Resources.    Our ferrous resource operations consist of the revenues and expenses associated with our scrap substitute manufacturing facility, Iron Dynamics (IDI) and Mesabi Nugget and Mesabi Mining. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Mesabi Nugget began initial, limited production of iron nuggets in January 2010. We believe substantially all of the iron nuggets produced by Mesabi Nugget will be used in our steel operations, again as a raw material substitute for primarily imported pig iron, but possibly also as a substitute for steel scrap.

        Steel Fabrication Operations.    Our steel fabrication operations include three operating and two idled New Millennium Building Systems' plants located in the Midwest and Southeastern parts of the United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 5% and 4% of our consolidated net sales and 4% of our consolidated gross margin during 2008 and 2009, respectively.

Current Environment

        As a result of prevailing domestic and global economic conditions in the second half of 2008 and throughout 2009, there has been significant declines in, among others, non-residential construction, residential construction and automobile manufacturing activity. Consistently, 2009 was a challenging year for our company and the domestic steel manufacturing and metals recycling industries. Specifically, as a result of this environment, we have experienced deterioration in the volumes of orders and prices we can charge our customers in these industries, and as a consequence our revenues and profitability have also declined.

        Despite these challenges, we believe we are well-positioned to weather this economic downturn. Our financial strategy currently includes a commitment to improve our leverage metrics, while allowing for long-term sustainable growth and maintaining appropriate liquidity levels. Our commitment to these goals drives a focus on controlling costs and maximizing per unit margins, managing capital investments, and disciplined growth.

        During 2009, our focus was toward strengthening our capital structure and enhancing long-term liquidity.

  •
  In June we executed joint common stock and senior convertible note issues, raising net proceeds of approximately $678.8 million and prepaying all of our Term A loan of $552.0 million.

  •
  We concurrently amended the covenants within our senior secured credit agreement to gain greater flexibility from 2009 through the end of 2010.

  •
  During a very challenging year we were able to decrease overall debt by $427.6 million, improve our liquidity position by $193.8 million—all while:

  •
  investing $373.9 million in capital growth projects;

  •
  funding $61.7 million in 2008 employee profit sharing contributions, and

  •
  paying $68.7 million in cash dividends to our stockholders.

  •
  Additionally, our total debt to equity capitalization ratio decreased from 62% to 53% and our first lien leverage (as defined in the notes to our financial statements contained herein) was .49x at December 31, 2009.

Competitive Strengths / Business Strategy

        Although the depth and duration of the current economic downturn has been more pronounced than previous recessions, we believe our financial strategy, coupled with our competitive advantages of maintaining a low, variable cost structure; producing a diversified, value-added product offering; controlling a secure supply of recycled ferrous metals; and having an experienced senior management team and entity-wide entrepreneurial culture, has positioned us to navigate the economic downturn in a manner that can strengthen our leadership position in a recovery and improve our returns to stockholders.

One of the Lowest Cost Steel Producers in the United States; State-of-the-Art Facilities / Continue to Maintain Low Production Costs

        We are focused on continuing to maintain and enhance one of the lowest operating cost structures in the North American steel industry. Our low operating costs are primarily a result of our efficient plant designs and operations, our high productivity rate, such as our productivity rate of approximately 0.3 man hours per hot band ton produced at our Flat Roll Division's mill, low ongoing maintenance cost requirements and strategic locations near sources of our primary raw material, scrap steel and our customers.

        We will continue to strive to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit costs of production at each of our facilities. We believe that as one of the lowest cost producers in each of our primary operating segments, we are able to better manage through cyclical, and non-cyclical (such as the current economic environment) downturns, and to always maximize our profitability. We continuously seek to maximize the variability of our cost structure and to reduce per unit and fixed costs. Our incentive compensation plans at all employee levels are based on both divisional and consolidated company performance. They are designed to reward high productivity and efficient use of physical resources and capital employed.

Experienced Management Team and Unique Corporate Culture / Foster Entrepreneurial Culture

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

Diversified Product Mix / Expand Product Offerings

        Our current products in our steel segment include hot rolled, cold rolled, galvanized, Galvalume® and painted sheet steel; various structural steel beams and rails; special bar quality steel; various merchant steel products, including beams, angles, flats and channels. In addition, we offer steel finishing and fabrication services. In the metals recycling segment, our products include an array of both ferrous and nonferrous scrap processing, scrap management, transportation, and brokerage products and services. Finally, our steel fabrication segment produces steel joists and steel decking materials. This diversified mix of products enables us to access a broad range of end-user markets, serve a broad customer base, and mitigate our exposure to cyclical downturns in any one product or end-user market. In addition, our value added product offerings help to balance our exposure to commodity grade products.

        We will continue to seek additional opportunities to further expand our range of products through the expansion of existing facilities, greenfield projects and acquisitions of other steel producers or steelmaking assets as well as scrap recycling companies that may become available in both the domestic steel and recycling industries. Completion of our Mesabi Nugget project; as well as the expansions and upgrades of existing facilities are important steps in pursuing our strategy of product line expansion.

Secure Supply of Ferrous Raw Materials / Develop Metals Recycling and Ferrous Resources Business Platform

        We maintain a secure supply of ferrous raw material resources through the benefit of our metals recycling operations, OmniSource Corporation, as well as through our current and future iron-making facilities, Iron Dynamics and Mesabi Nugget. Ferrous materials represent our single-largest manufacturing cost and generally represent between 55% and 60% of our steel production costs. During 2009, OmniSource provided our steel operations with 47% of their ferrous material needs and Iron Dynamics provided our Flat Roll Division with 7% of the mill's iron requirements through the transfer of liquid pig iron, a higher-quality, energy-saving substitute. As Mesabi Nugget production increases, it will also supply our steel operations with iron requirements.

        As global and domestic demand for steel products improves as a response to improving world economies and consumption rates, we believe there will be pressure on the supply of world commodities, including ferrous materials. During this economic downturn, there has been a significant reduction in industrial scrap supply due to historically low manufacturing rates. There has also been less generation of other sources of scrap, such as auto bodies, appliances, and other goods, as consumers are utilizing assets for longer periods of time and replacing items less frequently. In addition, as world demand increases, domestic ferrous resources are often shipped overseas to developing countries for their own consumption in steel production.

        We believe our metals recycling and ferrous resources operations, not only provide us with a quality, cost effective, secure raw material platform, but we also believe they provide us with significant revenue generating and profitability opportunities, that allow for funding of future growth, whether in resources or in other ventures. We intend to continue to participate in the development of new technologies to increase the effectiveness of our metals recycling recovering capabilities and to develop new relationships in order to increase the amount of unprocessed metals we have the ability to source and eventually sell.

Strategic Geographic Locations / Enter New Geographic Markets

        The locations of our steelmaking facilities, near sources of scrap materials and near our customer base, allow us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. Recycled steel scrap and iron units represent the most significant component of our cost of steel manufacturing. Our metals recycling facilities are located in the Upper Midwest and Southeastern United States, and thus further expand our geographic service area. We believe these regions account for a majority of the total steel scrap produced in the United States. The Techs in Pittsburgh, Pennsylvania and our Jeffersonville, Indiana galvanizing facility located on the Ohio River also provide us with a geographic reach to Southern markets.

        We may seek to enter new steel markets in strategic geographic locations that offer attractive growth opportunities.

2010 Outlook

        Looking ahead to 2010, we remain cautious concerning demand for our products given the current economic environment; however, we are seeing positive signs as our order logs related to sheet steel products, special bar-quality products and ferrous and nonferrous materials are improving. We currently anticipate increased utilization rates in both our steel and metals recycling operations during the year. Given the continued weakness in the non-residential construction markets, we currently do not anticipate material improvement during 2010 in our fabrication or structural steels operations.

        Our focus will continue to be on enhanced liquidity, disciplined cost control and revenue optimization, while continuing to manage risk in an uncertain and volatile economic environment. We currently plan to spend less than $150 million in capital investments during 2010, of which over 50%

are currently within our steel operations. We believe our current possible sources of cash are adequate to meet the cash requirements associated with these possible investments. As we progress through the year, if our markets and liquidity levels warrant, we may approve additional capital investments, or delay already planned projects.

Industry Segments

        We have three reportable segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations. Please refer to Item 7. Consolidated Financial Statements and Supplementary Data for additional information.

Steel Operations

        Our steel operations segment consists of steelmaking and coating operations. The following chart summarizes the locations and the capacities of the facilities in the broad categories:

	Casting		Rolling/Billet
Steel Production Capacity (tons)	Current	Expected Future	Current	Expected Future
Sheet Products:
Flat Roll Division—Butler, Indiana	3,100,000	3,100,000	3,000,000	3,000,000
Long Products:
Structural and Rail Division—Columbia City, Indiana(1)	1,500,000	2,200,000	1,800,000	1,800,000
Engineered Bar Products Division—Pittsboro, Indiana(2)	600,000	700,000	550,000	700,000
Roanoke Bar Division—Roanoke, Virginia	650,000	650,000	—	—
Merchant Bars	—	—	500,000	500,000
Billets(3)	—	—	150,000	150,000
Steel of West Virginia—Huntington, West Virginia	275,000	275,000	320,000	320,000

	6,125,000	6,925,000	6,320,000	6,470,000

	Galvanizing		Painting
Steel Coating Capacity (tons)	Current	Expected Future	Current	Expected Future
Sheet Products:
Flat Roll Division—Butler, Indiana	720,000	720,000	240,000	240,000
The Techs—Pittsburgh, Pennsylvania	1,000,000	1,000,000	N/A	N/A
Jeffersonville—Jeffersonville, Indiana	300,000	300,000	190,000	190,000

	2,020,000	2,020,000	430,000	430,000

(1)
The increase in future expected casting capacity is due to the anticipated completion of a second caster. In the third quarter of 2010, we expect to begin commissioning.

(2)
The increase in expected future casting and rolling capacity is due to anticipated expansion of melting capacity.

(3)
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

SHEET PRODUCTS

        Our steel sheet products are produced by both our Flat Roll Division which consists of our flat roll mill, galvanizing and paint facilities in Butler, Indiana; our galvanizing and paint facilities in Jeffersonville, Indiana; and The Techs our Pittsburgh, Pennsylvania-based galvanizing company, which operates three galvanizing facilities: GalvTech, MetalTech, and NexTech.

        Our flat roll mill manufactures flat rolled, hot rolled, cold rolled and coated steel products. We produced 2.4 million tons and 2.2 million tons at this facility in 2008 and 2009, respectively. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, this mill has achieved ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification. We believe that these certifications have enabled us to serve a broad range of customers who may require certifications for themselves or to satisfy the end-users of our steel products.

        Our flat roll mill has two twin-shell electric arc furnaces, which enable us to melt scrap in one vessel while tapping the other vessel and refilling it with steel scrap and iron units to make it ready for the next heat. This results in more heats and greater productivity. We have three ladle metallurgy stations, two continuous thin-slab casters which produce two-inch slabs, and two tunnel furnaces. Our hot rolling mill, which progressively reduces the slab in thickness, consists of a seven-stand rolling mill capable of rolling sheet steel down to 1.0mm, with excellent surface quality, which enables us to access markets previously available only to more costly cold finished material.

        Located within our flat roll mill, we have a hot rolled galvanizing line capable of coating steel in gauges from .044 to .160 inches and in widths ranging from 39 to 61 inches. Also within our flat roll mill, we have a cold rolled galvanizing line capable of coating steel in gauges from .014 to .068 inches and in widths ranging from 39 to 61 inches. Our on-site paint line receives material directly from our other processing lines and is capable of painting hot rolled galvanized coil, cold rolled coil and cold rolled galvanized coil in gauges of .010 to .070 inches and in widths ranging from 39 to 61 inches. We believe this enables us to realize substantial savings in the production of painted coil when compared to remote off-site coating facilities.

        In Jeffersonville, Indiana, we have a cold rolled galvanizing facility located within the Clark Maritime Centre on the Ohio River. This facility is capable of coating cold rolled steel in gauges from .008 to .045 inches and in widths between 24 and 60 inches. This gauge range is lighter than that available from our Butler facility and creates further expansion of our value added product offerings. Our flat roll mill provides our Jeffersonville facility with cold rolled material.

        The Techs facilities produced 804,000 tons and 640,000 tons at this facility in 2008 and 2009, respectively. The Techs facilities have galvanizing lines with varying capabilities. NexTech is capable of coating cold rolled steel in gauges from .007 to .020 inches and in widths between 24 and 43 inches. GalvTech is capable of coating cold rolled steel in gauges from .012 to .040 inches and in widths between 30 and 60 inches. MetalTech is capable of coating cold rolled steel in gauges from .015 to .160 inches and in widths between 24 and 52 inches. In addition to third party steel producers, our Flat Roll Division provides The Techs with required steel material. The Techs has achieved the ISO 9001:2000—ANSI/ISO/ASQ Q9001-2000 certification.

        The following table summarizes the mix of types of sheet products we sold during the respective years.

	2008	2009
Products:
Hot rolled	28%	24%
Pickled	4	5
Cold rolled	5	6
Hot rolled galvanized	15	16
Cold rolled galvanized	33	32
Galvalume®	4	4
Painted	11	13

Total	100%	100%

        Hot rolled Products.    Our flat roll mill produces hot rolled products that include a variety of high quality mild and medium carbon and high strength low alloy hot rolled bands in widths from 40 inches to 62 inches and in thicknesses from .500 inches down to .043 inches. We also produce an array of lighter gauge hot rolled products, including high strength low alloy and medium carbon steels. These products are suitable for automobile suspension arms, frames, wheels, and other unexposed parts in auto and truck bodies; truck, trailer and recreational vehicle parts and components; mechanical and structural steel tubing; gas and fluid transmission piping, building and construction products; rail cars; ships, barges, and other marine equipment; agricultural equipment and farm implements; lawn, garden, and recreation equipment, industrial machinery and shipping containers; and highway guard rails. We believe that our basic hot rolled material has shape characteristics that exceed those of other thin-slab flat roll steel mini-mills and compares favorably with those of the integrated steel mills.

        We sell a portion of our hot rolled coils produced at our flat roll mill directly to end-users or to intermediate steel processors or service centers, where they may be pickled, cold rolled, annealed, tempered, galvanized, or painted by those customers. The rest of the hot rolled coils are directed to our cold mill, where we add value to this product through our own pickling, cold rolling, annealing, tempering, galvanizing, and painting processes. A portion of our cold rolled production is shipped to our Jeffersonville, Indiana galvanizing facility.

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

        Coated Products.    Hot rolled or cold rolled steel can be coated with zinc to render it corrosion-resistant and to improve its paintability. Galvanized, galvannealed, Galvalume®, electro-galvanized and aluminized products are types of coated steels. These are also the highest value-added sheet products because they require the greatest degree of processing and tend to have the strictest quality requirements. Coated steel is used in high volume applications, such as automobiles, household appliances, roofing and siding, heating and air conditioning equipment, air ducts, switch boxes, chimney flues, awnings, garbage cans and food containers. Our paint lines in Butler and Jeffersonville incorporate state-of-the-art coil coating equipment with quick color change capability and on-line color matching this allows us to produce pre-painted steel products that are used in many of these same end products.

        We also produce hot rolled pickled and oiled, hot rolled galvanized, hot rolled galvannealed, cold rolled galvanized, cold rolled galvannealed and fully processed cold rolled sheet. As a result of our lighter gauge hot rolling capabilities, our hot rolled galvanized and galvannealed steel products are capable of replacing products that have traditionally only been available as more costly cold rolled galvanized or cold rolled galvannealed steel. This material is typically used in transportation products, building products, such as raised garage door panels, heating and cooling products, appliances, furniture and lighting equipment.

        Customers.    Steel processors and service centers typically act as intermediaries between primary steel producers and the many end-user manufacturers that require further processing of hot rolled coils. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We expect that our intermediate steel processor and service center customers will remain an integral part of our customer base. The location of our Jeffersonville facility on the Ohio River also creates opportunities for market expansion into other geographic regions. Our Flat Roll Division's sales inside the United States accounted for approximately 99% of the division's sales in 2009.

        During 2009, we sold our flat rolled products to approximately 400 customers. Heidtman Steel Products, Inc, which is principally owned by one of our directors, accounted for approximately 4% and 3% of our consolidated net sales in 2008 and 2009, respectively.

        The Techs produces galvanized flat rolled products that are similar to those produced by our Flat Roll Division and sold to a similar customer base. Each of The Techs facilities specializes in the galvanizing of specific types of flat rolled steels in generally non-automotive applications, servicing a variety of customers in the heating, ventilation and air conditioning (HVAC), commercial construction, and consumer goods markets. The Techs sales inside the United States were approximately 98% in 2009.

        The following table summarizes the types of customers who purchased our sheet products:

	2008	2009
Customers:
Service center (including end-user intermediaries)	55%	62%
Construction	10	10
Heating, ventilation and air conditioning	8	8
Pipe and tube	9	1
Other original equipment manufacturers (OEM)	18	19

Total	100%	100%

        Markets.    Flat rolled products represent the largest portion of the domestic steel market. Flat rolled products consist of hot rolled, cold rolled and coated steel. The following table shows the U.S. shipments of these products, as reported by the American Iron and Steel Institute (AISI).

	Years Ended December 31,
	2005	2006	2007	2008	2009
U.S. Shipments (net tons, in millions):
Hot Rolled(1)	31.3	30.3	29.1	28.1	17.0
Cold Rolled(2)	15.1	15.6	14.9	13.6	8.1
Coated(3)	22.1	23.8	22.1	18.3	12.1

Total	68.5	69.7	66.1	60.0	37.2

Percentage of Total U.S. Steel Shipments	65%	64%	62%	61%	62%

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

        Certain competitors from time to time during the current economic recession idled and subsequently restart facilities in response to the changes in customer demand.

        The Techs main competitors are Nucor Corporation's plants in Crawfordsville, Indiana, Hickman, Arkansas, and Berkeley, South Carolina; Sharon Coatings in Sharon, Pennsylvania; U.S. Steel's plants near Granite City, Illinois, Pittsburgh, Pennsylvania, Fairless, Pennsylvania and Fairfield, Alabama; Wheeling Nisshin, in Follansbee, West Virginia; and Severstal in Baltimore, Maryland.

LONG PRODUCTS

Structural

        Our Columbia City, Indiana mill is currently designed to produce structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard and premium grade rails for the railroad industry.

        We produced 1.1 million tons and 500,000 tons at this facility during 2008 and 2009, respectively. Our facility melts scrap and iron units in two single-shell electric arc furnaces. Our existing continuous caster is capable of casting four strands of various sized blooms and beam blanks, in varying lengths of 17 to 48 feet. We can transport the cast strands directly through a reheat furnace to our original four-stand, all reversing, hot rolling mill; to our medium section rolling mill completed in 2008; or into a storage area for reheating and rolling in either mill at a later time. Our original hot rolling mill rolls the product into either a structural steel product or a rail product. The medium section rolling mill can produce lighter structural shapes and merchant bar. Our Columbia City, Indiana facility has achieved the ISO 9001:2000—ANSI/ISO/ASQ Q9001-2000 certification.

        Products.    We have the capability to produce various structural steel products such as wide flange beams, American Standard beams, miscellaneous beams, H piling material, American Standard and miscellaneous channels, bulb angles, and zee's. The following listing shows structural steel products and their intended markets:

Products	End Use
Wide flange, American Standard and miscellaneous beams	Framing and structural girders, columns, bridge stringers, ribs or stiffeners, machine bases or skids, truck parts, and construction equipment
H piling	Foundation supports
Channel sections	Diaphragms, stiffeners, ribs and components in built-up sections
Bulb angles and zee's	Steel building components

        We have also initiated certain value added services for the Midwestern fabricator market, including exact length and exact piece count capabilities.

        Customers.    The principal customers for our structural steel products are steel service centers, steel fabricators and various manufacturers. Service centers, though not the ultimate end-user, provide valuable mill distribution functions to the fabricators and manufacturers, including small quantity sales, repackaging, cutting, preliminary processing and warehousing. The majority of our structural steel products are sold to service centers. Our Structural and Rail Division's sales inside the United States accounted for approximately 92% of the division's sales in 2009.

        Sales of structural steel products are sensitive to the level of construction activity including infrastructure development, which is in turn affected by such cyclical factors as general economic conditions, interest rates, inflation, consumer and government spending and employment.

        Markets.    According to the Steel Manufacturers Association, domestic structural steel consumption in 2007, 2008 and 2009 was approximately 8.4 million tons, 7.6 million tons and 4.3 million tons, respectively. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials.

        Competitors.    Our structural steel products compete with various electric arc furnace structural steelmakers, some of which have cost structures and flexible management cultures similar to our own. Notable competitors include Nucor Steel in Berkeley, South Carolina; Nucor-Yamato Steel in Blytheville, Arkansas; Gerdau Ameristeel in Midlothian, Texas and Petersburg, Virginia; and Arcelor Mittal in LaPlace, Louisiana. The Nucor mini-mills and the Gerdau Ameristeel mini-mills, have accounted for the majority of tons produced in North America over the past three years. We also believe, however, that both geography and product choice play significant roles. There are currently no other structural mills located in the Midwest, one of the largest structural steel consuming regions in the United States, and we believe we provide freight-savings and customer service benefits to service centers, fabricators and manufacturers located in the region. We also believe that most of Canada's structural steel consumption is located in Canada's eastern provinces, closer to us than to either of our two largest competitors. Moreover, we provide a broad product mix, focusing on the mid-range and larger section served only by Nucor-Yamato Steel and Gerdau Ameristeel from locations more remote than our facility.

Rail Products

        Our Columbia City, Indiana mill is designed to produce standard and premium grade rails for the railroad industry. We produced and shipped approximately 4,000 and 27,000 tons of industrial quality rails during 2008 and 2009, respectively. In addition, our rail-welding facility has the ability to weld longer length rails to lengths up to 1,700 feet. Such long strings offer substantial savings to the railroads both in terms of initial capital cost and through reduced maintenance. In contrast, current production of rail in the United States, and available imported rail, is limited to 80-foot lengths, as a result of existing plant layout restrictions and the physical limitations of ocean freight.

        Products.    We are currently capable of manufacturing standard rail grades in a range of weights from 115 lbs. per yard to 141 lbs. per yard, in highly desirable 240 feet rail lengths, which no one else presently produces in or imports into the United States or Canadian rail markets.

        Customers.    The marketplace for steel rails in the United States and Canada, according to the AISI, averaged approximately 1 million tons during the last three years ended December 31, 2008, and is specialized, with approximately seven Class 1 railroad purchasers: Burlington Northern Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation, Kansas City Southern Rail Network, and Canadian National Railway.

        Markets.    According to AISI data, domestic rail shipments averaged approximately 1 million tons over the 2006 to 2008 period, including standard rail and premium or head-hardened rail. Of the total shipments of rail during 2008, approximately 70% was produced by the two other U.S. rail producers and approximately 30% was imported, mainly from Japan and Europe. There are currently no rail producers in Canada.

        Competitors.    At present, the rail market is principally served by two producers: Rocky Mountain Steel in Pueblo, Colorado, a division of Evraz Oregon Steel Mills, Inc., and Arcelor Mittal Steel, in Steelton, Pennsylvania. Each of these producers has the capability to produce either standard or premium rail, although neither is currently equipped to produce rail in 240-foot lengths. Global competitors include high quality integrated and electric furnace steel producers in Europe and Asia, including Voest-Alpine, Nippon Steel, NKK, Tata, Moravia Steel, and Lucchini, SPA.

Engineered Bar Products

        Our engineered bar mill located in Pittsboro, Indiana is capable of producing a broad array of engineered special bar quality (SBQ), merchant bar quality (MBQ), and reinforcing bar products. The mill consists of a 100-ton single-shell AC furnace, a three-strand continuous caster currently capable of casting both a 7"×7" billet and a 14"×10" bloom, a reheat furnace, and a rolling mill consisting of a roughing mill and intermediate mill, as well as reducing and sizing blocks used in the production of SBQ rounds. We produced 589,000 tons and 313,000 tons during 2008 and 2009, respectively at this facility, of which substantially all of the production was SBQ products. We generally employ this facility primarily for the manufacture of SBQ products.

        Adjacent to our engineered bar mill we have a finishing facility which provides various downstream finishing operations for our SBQ steel bars. The facility has an estimated annual processing capacity of 160,000 tons. Processing operations include turning, polishing, straightening, chamfering, precision saw-cutting and heat-treating capabilities. In addition, non-destructive testing services are available, including eddy current, flux leakage and ultrasonic inspection. The additional processing capabilities provide essential processes and services that have been requested by our growing SBQ customer base. Additionally, our facility has achieved the ISO 9001:2000—ANSI/ISO/ASQ Q9001-2000 certification.

        Products.    We are capable of producing a broad line of engineered SBQ products. SBQ products are uniquely designed for applications ranging from gears and shafts to mining equipment and oil patch tubing. We can produce SBQ rounds in sizes from 1 1/2 to 9 inches and SBQ round cornered squares in sizes from 2 to 8 inches. During 2009, we shipped approximately 304,000 tons, primarily all of which were SBQ products. Approximately 15% of our products produced had additional processing completed in our bar finishing facility.

        Customers.    SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers, steel service centers, and distributors. Major customers include Caterpillar, One Steel Grinding, and Michigan Seamless Tube. Our engineered bar sales inside the United States accounted for approximately 97% of the division's sales in 2009.

        Markets.    According to AISI data, domestic apparent hot rolled bar steel demand has averaged approximately 7 million tons nationally over the 2004 to 2008 period. According to the AISI, apparent demand of light structural shapes, also characterized by a major dimension of less than 3 inches, averaged between 1 million and 2 million tons annually during the 2004 to 2008 period. These amounts include both SBQ and merchant bar products.

        Competitors.    Our major competitors for SBQ products include Republic Engineered Products of Akron, Ohio; The Timken Company of Canton, Ohio; and Gerdau MacSteel in Jackson, Michigan and Monroe, Michigan.

Merchant Bar Products

        Our primary merchant bar producing facility is our Roanoke, Virginia mill. Originally constructed in the mid-1950's this mini-mill has gone through several major upgrades and expansions during the past 50 years. Currently, the mill consists of a primary 100-ton electric arc furnace, a ladle metallurgy furnace, a five-strand continuous caster capable of casting up to 6 inch square billets, a reheat furnace, and a rolling mill with automatic in-line straightening, shearing and bundling capabilities. Additionally, the Roanoke facility has achieved the ISO 9001:2008 certification.

        In 2009, the Roanoke facility produced 372,000 tons (576,000 tons in 2008) of billets of which 322,000 tons (443,000 tons in 2008) were rolled into finished steel products. The excess steel billet production is sold to mills without sufficient melting capacities, including some of our own mills such as our Steel of West Virginia facility. In addition, our steel fabrication operations also purchase angles from our Roanoke facility for use as a raw material.

        Products.    We are capable of producing a broad line of merchant steel products consisting of angles, plain rounds, flats, channels, and reinforcing bars of various lengths and sizes. We also produce various sizes and grades of billets.

        Customers.    These merchant bar products are sold primarily to steel service centers as well as joist, rebar, OEM fabricators, while billets are sold to other steel mills. Our Roanoke facility's sales inside the United States accounted for approximately 100% of their sales in 2009.

        Markets.    As noted above, the apparent hot rolled bar steel demand has averaged approximately 7 million tons nationally over the 2004 to 2008 period according to AISI date. According to the AISI, apparent demand of bar-sized light shapes averaged between 1 million and 2 million tons annually during the 2004 to 2008 period. These amounts include both SBQ and merchant bar products.

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

Whitby, Ontario, Cartersville, Georgia, Jacksonville, Florida, Joliet, Illinois, Knoxville, Tennessee, Sayerville, New Jersey, and Jackson, Tennessee.

Specialty Shapes

        Our Steel of West Virginia mill consists of two 70-ton electric arc furnaces, a three strand continuous caster capable of casting squares from 4"×4" to 8"×8" and rectangles from 5"×4" to 4"×9 3/4", two rolling mills and various types of fabrication equipment. Unlike most other mills, Steel of West Virginia frequently performs finishing operations on its products, such as cutting to length, additional straightening, hole punching, shot blasting, welding and coating. Through this additional finishing, we create custom finished products that are generally placed directly into our customers' assembly operations. Steel of West Virginia has fabrication facilities in Huntington, West Virginia and Memphis, Tennessee. We produced 247,000 tons and 167,000 tons of various merchant and structural steel products at this facility during 2008 and 2009, respectively. Additionally, Steel of West Virginia has achieved the ISO 9001:2008 certification.

        Products.    We produce or fabricate specialty steel sections and custom-finished products, which are placed directly into customers' assembly lines. Our flexible manufacturing capabilities enable us to meet demand for a variety of custom-ordered and designed products. Many of these products are produced in small quantities for low volume end uses.

        Customers.    Our customers are primarily OEM's producing truck trailers, industrial lift trucks, merchant products, guardrail posts, manufactured housing, mining, and off-highway construction equipment. While we have a wide variety of customers, the largest are in the merchant products and industrial lift truck industries.

        Markets.    Steel of West Virginia operations generally sell into smaller niche markets. Although we sell these products throughout North and South America, as well as Europe and Asia, customers in the United States markets accounted for 94% of their net sales in 2009.

        Competitors.    Our industrial truck products compete with European operations, such as Mannstaedt in Germany; Corus in Skinnegrove, England; and Hoesch in Germany. Our major truck-trailer-beam competitor, a division of Gerdau Ameristeel, operates fabrication operations in Canada and near Memphis, Tennessee. Our other product offerings compete on a national basis with Nucor in Berkeley, South Carolina and in Darlington, South Carolina and Gerdau Ameristeel in Cartersville, Georgia.

Metals Recycling and Ferrous Resources Operations

METALS RECYCLING

        Our metals recycling operations include both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services in over 70 locations primarily in the Midwest and Southeast portion of the United States. In addition, OmniSource designs, installs and manages customized scrap management programs for industrial manufacturing companies at more than 200 locations throughout North America. Our steel mills utilize a portion of the steel scrap processed through OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers such as other steel companies and foundries. In 2009, OmniSource supplied our steel mills with approximately 47% of their ferrous raw material requirements representing approximately 23% of OmniSource's 2009 net sales.

        Our metals recycling operations processed and/or brokered approximately 5.6 million tons and 4.1 million tons of ferrous material during 2008 and 2009, respectively. OmniSource also processed and brokered approximately 912 million pounds and 780 million pounds of nonferrous material during 2008 and 2009, respectively. OmniSource's revenues by major scrap category in 2009 were approximately 56% ferrous and 44% nonferrous (including stainless). Sales inside the United States accounted for approximately 94% of OmniSource's net sales in 2009.

        We sell various grades of ferrous scrap metals to steel mills and foundries, and we sell various grades of nonferrous metals such as copper, brass, aluminum and stainless steel. We generally sell these materials to aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, smelters, specialty mills, alloy manufacturers and other consumers. Ferrous scrap metal is the primary raw material for electric arc furnaces such as those operated by our steel mills. Our mills do not utilize the nonferrous scrap. We purchase ferrous and nonferrous scrap metals, processed and unprocessed, in a variety of forms for our metals recycling facilities.

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

        Our metals recycling facilities consist of offices, warehouse buildings and open air collection and processing facilities of various sizes and acreages, equipped with specialized equipment for processing both ferrous and nonferrous metal. We receive, sort, process and store the metals. We equip our facilities with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators, which enable us to efficiently process large volumes of scrap metals. To facilitate processing, shipping and receiving, we equip our ferrous metal processing centers with presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. Cranes are utilized to handle scrap metals for processing and to load material for shipment. Many facilities have rail access as ferrous scrap is primarily shipped by open gondola railcar. Additionally, several of the metals recycling divisions have achieved certifications, including ISO 9001:2000, ISO 9001:2008, and ISO 14001:2004 certification.

        Products.    Our metals recycling operations primarily involve the purchase, processing and resale of ferrous and nonferrous scrap metals into reusable forms and grades.

        We produce an array of ferrous products used in foundry and steel mill applications for use in our own steel mills or for resale to other customers through a variety of methods, including sorting, shearing, cutting, torching, baling, shredding, briquetting and breaking. Our major ferrous products include heavy melting steel, busheling, bundled scrap, shredded scrap and other scrap metal products such as steel turnings and cast iron. These products vary in properties or attributes related to cleanness, size of individual pieces and residual alloys. These factors are determined by the specific needs and requirements of the consumer and affect the individual product's relative value. We process nonferrous products, including aluminum, brass, copper, stainless steel and other nonferrous metals for use in foundry, mill refining, and smelting applications. Our Superior Aluminum Alloys operations produce specification aluminum alloys in the form of ingots, sows and molten metal. In addition, we provide transportation logistics (truck, rail, and river barge), management services, marketing, brokerage, and consulting services related to the scrap industry.

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

        Markets.    According to the Institute of Scrap Recycling Industries (ISRI), approximately 85 million tonnes of recycled iron and steel are processed annually in the United States. Scrap is a global commodity influenced by conditions in a number of industrialized countries throughout Asia, Europe and North America. ISRI estimates that approximately 18 million tonnes of ferrous scrap were exported from the U.S. in 2008. Market pricing of scrap was characterized in 2009 by high volatility.

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

        We also face potential competition for sales of processed scrap from other producers of steel products, such as integrated steel mills and steel mini-mills, some of which are vertically integrated in the scrap metals recycling business, as a number of steel manufacturers currently operate their own scrap yards. In addition, other steel mills may compete with us in attempting to secure scrap supply through direct purchasing from our scrap suppliers. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability and relative prices of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices and/or lower demand for our scrap products.

        The industry is highly fragmented with many smaller family owned companies, although OmniSource also competes with a number of national and global companies, each of which has multiple locations in areas in which OmniSource also operates. These include The David J. Joseph Company (a subsidiary of Nucor Corporation), Sims Metal Management, Ferrous Processing and Trading Co., Aleris International, CMC, a division of Commercial Metals Company, Newell Recycling, and Darlington Shredding. In addition, OmniSource competes with many regional scrap companies. No single scrap metals recycler has a significant market share in the domestic market.

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

        Scrap typically comprises more than 80% of the metallic melt mix in electric arc furnace steelmaking, in contrast to integrated mill steelmaking, where the proportion of scrap has traditionally been approximately 25% to 35%. Depending upon the scrap substitute material that may be available from time to time, and the relative cost of such material, the percentage of scrap used in our steelmaking operations could be reduced down to almost 60% of our metallic melt mix.

        Many variables can impact scrap prices, all of which reflect the pushes and pulls of the supply demand equation. These factors include the level of U.S. new steel production (for high quality low residual scrap is a by-product of new steel manufacturing activity), the level of exports of scrap from the United States, the amount of obsolete scrap production and the effect of speculation on the amount of scrap offered on the market from time to time. Generally, as domestic steel demand increases, so does scrap demand and resulting scrap prices. The reverse is also normally, but not always, true with scrap prices following steel prices downward when supply exceeds demand. According to ISRI, scrap recyclers in the U.S. annually recycle approximately 85 million tonnes of ferrous scrap and approximately 11 million tonnes of nonferrous scrap.

        The following table provides pricing per gross ton from metal based trade associations' estimates for ferrous materials used in steel production:

        The price of steel scrap, as a commodity, has tended to be volatile, rising and falling with supply and demand and not always in lock step with or in proportion to the market price of new steel. When scrap costs greatly accelerate, this threatens one of the principal elements of a mini-mill's traditional lower cost structure—the cost of its metallic raw material. Therefore, having a lower cost alternative source of iron for a portion of a mini-mill's melt mix, if realizable, would partially buffer the effects of high scrap prices and scrap price volatility. With the growing proportion of electric furnace steelmaking, both worldwide and domestically, we believe that the benefit of developing a cost-effective alternate iron source to augment scrap, our primary raw material, makes good economic sense in the long run.

        Iron Units.    Direct reduced iron, hot briquetted iron and pig iron can substitute for a limited portion of the steel scrap used in electric furnace mini-mill steel production. During 2009, we consumed 4.1 million tons of metallic materials in our steel making furnaces and approximately 8% (by weight) was scrap substitutes, mainly liquid pig iron. Our Iron Dynamics operations supplied 223,000 tons of scrap substitutes.

  Iron Dynamics

        Iron Dynamics developed a process of producing liquid pig iron and hot briquetted iron (HBI) that serves as a substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to produce steel. Direct reduced iron (DRI) is a metallic product made from millscale and iron ore "fines" that has been reduced in a rotary hearth furnace, using natural gas and coal. The reduction method employed by Iron Dynamics uses coal as the reducing agent. The DRI is either compacted by briquetters to form HBI, or is processed further to produce liquid pig iron. HBI can be immediately used in our melting furnaces or stockpiled for later use. Liquid pig iron is tapped from Iron Dynamics' submerged arc furnace and immediately transferred in ladles to the flat roll mill's melt shop, where it is combined with scrap steel in the mill's electric arc furnaces. During 2009, approximately 85% of DRI production was used to produce liquid pig iron.

        Since the plant's initial start-up in August 1999, we have made continuous process, design and equipment modifications, to improve production capacity and uptime capabilities. We have encountered various quality and consistency issues with this pioneering technology. During 2009, the plant's primary focus was to maximize liquid pig iron production, due to the inherent economic benefits achieved when the material is used in the steelmaking process, such as reduced energy cost, reduced materials cost and quicker melting cycles. During 2009, Iron Dynamics produced 165,000 tonnes (148,000 tonnes in 2008) of liquid pig iron and 37,000 tonnes (68,000 tonnes in 2008) of HBI. We have used and plan to use all of the facility's output in our steelmaking operations.

  Mesabi Nugget and Mesabi Mining

        Mesabi Nugget, our iron-making project at Hoyt Lakes, Minnesota, began the commissioning process of the facility in the fourth quarter of 2009 and by the end of December all individual production systems were operational and prepared for integration. Nuggets were produced on January 12, 2010. The facility continues to test and refine the process during its initials start-up phase. This plant is the world's first commercial iron-making facility to use the ITmk3® process, an iron-nugget production technology pioneered by Kobe Steel, Ltd., which Kobe Steel is licensing to the venture. We hold an equity position of $85.0 million, or an 81% equity interest, while Kobe Steel holds an equity position of $20.0 million, or 19%, noncontrolling equity interest. The project involved the construction of an iron-nugget manufacturing facility utilizing iron-ore concentrate, coal, and natural gas. Annual iron-nugget production capacity is expected to be 500,000 tonnes. We anticipate that substantially all of the iron output from the planned nugget plant will be consumed in our mills. We believe that this new business will be capable of providing a cost effective source of iron units to our steel mills that is of equal or higher quality than purchased pig iron.

        We also plan to re-open an existing iron mine on the Mesabi Iron Range and to construct a facility for concentrating iron ore. We have purchased land on the Mesabi Iron Range in Minnesota that is expected to provide a long-term supply of iron ore. In the future, we plan to process the iron ore and use it as raw material feedstock for the nugget plant. In total, the cost of the mining project is currently estimated to be approximately $167 million. Mesabi Mining is currently in the permitting process, and mining operations could begin as early as the end of 2011. However, this is dependent on receiving the appropriate permits which are expected at the end of 2010.

Steel Fabrication Operations

        Our fabrication operations primarily serve the non-residential construction industry. As a result of the prevailing domestic decline in this industry, as well as many other construction-related industries, it is estimated that the steel joist and decking domestic demand decreased almost 50% during 2009. As a result, we have been unable to maintain our volumes and prices, therefore, our revenues and profitability have been severally reduced at these operations. In an effort to reduce costs and losses during this unprecedented downturn in the non-residential construction markets, we idled our South Carolina facility in the fourth quarter of 2008 and our Ohio facility in the second quarter of 2009. During 2008, these idled operations negatively impacted the segment's operating income by 5%, or an operating loss of $945,000. We have an annual estimated joist production capacity of 210,000 tons and an estimated deck production capacity of 170,000 tons in the currently operating facilities.

        We fabricate trusses, girders, steel joists and steel decking. These products are sold to the non-residential building components market. Total production of all products was 287,000 tons and 145,000 tons during 2008 and 2009, respectively. Our Flat Roll Division and Roanoke Bar Division supply a substantial portion of the steel utilized in these manufacturing operations.

        Products.    Our fabrication operations produce steel building components, including steel joists, girders, and trusses. Our individual joist products include bowstring, arched, scissor, double-pitched and single-pitched joists. Our Butler, Salem, and Lake City plants also produce a full range of steel roof, form, and composite floor decking.

        Customers.    Our fabrication primary customers are non-residential steel fabricators. Other customers include metal building companies, general construction contractors, developers, brokers and governmental entities. Our customers are located throughout the United States with a concentration in the eastern half of the country.

        Markets.    Our fabrication operations primarily serve the non-residential construction industry. As a result of the prevailing domestic decline in this industry, as well as many other construction-related industries, it is estimated that the steel joist and decking domestic demand decreased almost 50% during 2009. As a result, we have been unable to maintain our volumes and prices, therefore, our revenues and profitability have been severally reduced at these operations. The steel joist and deck market in the United States in 2008 and 2009 were approximately 2.0 million tons and 1.1 million tons of steel based trade association estimates.

        Competitors.    Our main competitors in the joist business are Vulcraft, a division of Nucor Corporation; Canam Group; Quincy Joist Co.; and CMC, a division of Commercial Metals Company. In the steel decking business, New Millennium's main competitors are Vulcraft; Wheeling Corrugating Co., Quincy Joist Co.; and CMC.

Energy Resources

        Electricity.    Electricity is a significant input required in our electric arc furnaces in our steelmaking operations, representing 3% and 6% of steel operations costs of goods sold in 2008 and 2009, respectively. We have entered into a fixed price interruptible electricity supply agreement that extends through December 31, 2012, for our flat roll mill in Butler, Indiana. The contract allows our supplier to interrupt service in the event of an emergency or in response to various market conditions. Our structural mill and merchant bar mill purchase electricity at current market prices, while The Techs and Steel of West Virginia have negotiated fixed prices through 2010. Our engineered bar products division has a combination of fixed pricing and market pricing for the various components of the electrical services (demand charge, energy charge, riders, etc).

        Gas.    We purchase a portion of our operations' natural gas requirements at market prices and a portion by entering into hedging transactions on the futures markets for ultimate physical delivery in order to help minimize price volatility. Natural gas represented 2% and 3% of steel operations costs of goods sold in 2008 and 2009, respectively.

Patents and Trademarks

        We currently do not own any material patents or patent applications for technologies that are in use in our production processes. We have eight major registered trademarks, as follows:

  •
  the mark "SDI" and a chevron alone;

  •
  the mark "SDI" and a chevron and "Steel Dynamics, Inc." to the right of the chevron;

  •
  the mark "SDI" and a chevron and "Steel Dynamics" to the right of the chevron;

  •
  the mark "SDI" and an accompanying design of a steel coil and a chevron;

  •
  the mark "OmniSource Corporation" with the circle logo design;

  •
  the slogan "The Best in Metals Recycling";

  •
  the mark "The Techs"; and

  •
  the mark "New Millennium Building Systems, LLC".

Research and Development

        Our research and development efforts have consisted of efforts to develop or improve our operating practices, and our efforts to develop and improve alternative iron-making technologies through Iron Dynamics and our investment in Mesabi Nugget. With the exception of Mesabi Nugget, most of these research and development efforts have been conducted in-house by our employees. Kobe Steel, LTD has licensed the ITMK3® iron nugget production process technology to our Mesabi Nugget project.

Environmental Matters

        Our steel operations, metals recycling and ferrous resources operations, and steel fabrication operations are subject to substantial and evolving local, state and federal environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water and to sewer systems, and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. In particular, our steel manufacturing operations are dependent upon both state and federal permits regulating discharges into the air or into the water in order to operate our facilities. We believe that in all current respects our steel operations, metals recycling and ferrous resources operations, and steel fabrication operations are in material compliance with all provisions of federal and state laws concerning the environment and we do not currently believe that future compliance with such provisions will have a material adverse effect on our results of operations, cash flows or financial condition.

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

Employees

        Our work force consisted of 5,990 full time employees at December 31, 2009 of which approximately 10% were represented by collective bargaining agreements. The largest group of unionized employees is at Steel of West Virginia. The remaining unionized employees are located in 6 different OmniSource metals recycling locations each of which has its own agreement. We believe that our relationship with our employees is good.

Operation	Covered Employees	Expiration Date
Steel of West Virginia	287	June 20, 2014
OmniSource	26	April 30, 2012
	103	October 20, 2010
	8	November 14, 2010
	58	May 31, 2011
	73	September 30, 2011
	36	September 15, 2012

Available Information

        Our internet website address is http://www.steeldynamics.com. We make available on our internet website, under "Investor Relations—SEC Filings," free of charge, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, our Code of Ethics for Principal Executive Officers and Senior Financial Officers and any amendments thereto to or waivers thereof, as well as our Audit, Compensation and Nominating and Corporate Governance Committee charters. We do not intend to incorporate the contents of our or any other website into this report.

ITEM 1A.    RISK FACTORS

        Many factors could have an effect on our financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business and financial conditions. The factors described below represent our principal risks.

Risks Related to our Industry

Our industry is affected by global economic factors including the risk of a prolonged recession.

        Our financial results are substantially dependent upon overall economic conditions in the United States, in Europe and in Asia. A prolonged or a deepening recession in the United States, or globally, could substantially further decrease the demand for our products below already currently depressed levels and adversely affect our business. Many of our products are commodities, subject to cyclical fluctuations in supply and demand in both metal consuming industries and in construction. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn such as at present. Likewise, the pace of construction activity has historically slowed significantly during economic downturns and is at historically low levels today.

        Our business is also dependent upon certain industries, such as commercial and government construction, energy, metals service centers, automotive, petrochemical and original equipment manufacturing and these are also cyclical in nature. Therefore, these industries may experience significant fluctuations in demand for our products based on economic conditions, energy prices, consumer demand and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve continue to suffer a prolonged downturn, then our business may be further adversely affected.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and some of the industries we serve.

        The steel manufacturing business is cyclical in nature, and the price of the steel we make may fluctuate significantly due to many factors beyond our control. The timing and magnitude of these price fluctuations are difficult to predict. The sale of our manufactured steel products is directly affected by demand for our products in other cyclical industries, such as the automotive, oil and gas, gas transmission, residential and commercial/industrial construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries. Currently, the domestic automotive industry, which is a major consumer of new steel and a major generator of steel scrap, is still suffering from a prolonged and unprecedented downturn, continuing to threaten its financial viability, despite massive government assistance. Continued economic difficulties, stagnant economies, supply/demand imbalances and currency fluctuations in the United States or globally could further decrease the demand for our products or increase the amount of imports of steel into the United States, which would decrease our sales, margins and profitability.

The scrap metals recycling industry has historically been, and is expected to remain, highly cyclical. A prolonged period of currently low scrap prices or a further fall in scrap metal prices, such as the one that began during the latter part of 2008, could have a material adverse effect on our metals recycling operations' results. When inbound scrap flows are weak it reduces our ability to obtain, process and sell recycled metals.

        Scrap metal prices are volatile and operating results within the metals recycling industry, in general, have historically been cyclical, and are expected to remain, highly cyclical in nature. Similarly, but not necessarily paralleling the price fluctuations in the steel business, the purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or we resell to others through our metals recycling operations, are also currently and may continue to be highly volatile. As a metals recycler, we may attempt to respond to changing recycled metal selling prices by adjusting the scrap metal purchase prices we would pay, but our ability to do this may be limited by competitive or other factors and this, in turn, could adversely affect our sales and profitability. After rising during 2007 and through the summer of 2008, scrap metal prices in global markets fell sharply beginning in the late summer of 2008 as a result of collapsing demand and the resulting excess supply in the industry. The fall in prices during this period adversely affected the results of metals recycling companies, including our metals recycling company, OmniSource Corporation.

        Scrap metal prices are also sensitive to trends in other cyclical industries, such as the automotive and construction industries, and are also adversely affected by increases in steel imports into the United States, which may have an adverse impact on steel production in the United States. And this could have a corresponding adverse impact on the demand for recycled metal from our metals recycling operations. In the past, substantial price decreases during periods of economic weakness have not always been offset by commensurate price increases during periods of economic strength. Although scrap prices have stabilized somewhat, the timing and extent of factors that will lead to a recovery to inbound flows of scrap cannot be predicted. Recovery of inbound volumes will likely depend on a broader recovery from the current global economic downturn, although the length and nature of business cycles affecting the scrap metal industry have historically been unpredictable. If the downturn in scrap metal realized margins were to be protracted, this would materially and adversely affect our revenues and profitability from our metals recycling operations.

Imports of steel into the United States have in the past adversely affected, and may yet again adversely affect, U.S. steel prices, which could impact our sales, margins and profitability.

        Excessive imports of steel into the United States as a result of excess world supply, have in recent years exerted, and may again in the future exert, downward pressure on U.S. steel prices and may reduce or may negatively affect our ability to increase our sales, margins, and profitability. U.S. steel producers compete with many foreign producers, including those in China. Competition from foreign producers is typically strong and is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries. Greater steel exports to the United States tend to occur at depressed prices when steel producing countries experience periods of economic difficulty, decreased demand for steel products or excess capacity.

        In addition, we believe the downward pressure on, and periodically depressed levels of, U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. However, while some tariffs and quotas are currently in effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., many of these are only short-lived. When such tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the United States, despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

China's current steelmaking overcapacity in relation to its steel consumption could have a material adverse effect on domestic and global steel pricing and could result in increased steel imports into the United States.

        A significant factor in the worldwide volatility of steel pricing in recent years was the explosive growth in Chinese steel consumption in relation to its domestic production, which, until the third quarter of 2008, had vastly outpaced that country's capacity to produce steel in sufficient quantity to serve its internal demand. The shortage of Chinese domestic steel supply, during this time period, resulted not only in heightened Chinese demand for imported steel and other raw materials, with a consequent upward spiral in worldwide steel pricing for finished steel products, but also led to a rapid and significant expansion of steel production capacity in China, as well as many of the commodities, supplies and services utilized in steelmaking. However, the subsequent drop in Chinese steel consumption that began in 2008 and continued in 2009, in addition to the continued utilization of a large amount of outdated, inefficient and government subsidized production capacity, has resulted in a situation in which China's steel producing capacity currently exceeds that country's demand for many kinds of steel products that we produce, making China a net exporter of millions of tons of steel in 2008 and 2009. Therefore, a combination of a slowdown in China's economic growth rate and steel consumption, coupled with its own expansion of steelmaking capacity, could result in a substantial further weakening of both domestic and global steel demand and steel pricing. Also, should Chinese steelmaking capacity remain the same or further increase, or should its demand either not increase or further weaken, China might not only remain a net exporter of steel but many Asian and European steel producers whose steel output previously fed China's steel import needs could find their way into the U.S. market, through increased steel imports, causing a further erosion of margins or negatively impacting our ability to increase our prices.

The worldwide economic downturn that began in 2008 and the difficult conditions in the global industrial, capital and credit markets that resulted, have adversely affected and may continue to adversely affect our business and our industry, as well as the industries of many of our customers and suppliers upon whom we are dependent.

        Many of the markets in which our customers participate, such as the automotive, consumer products, original equipment, manufacturing, commercial, residential and government construction and metals service center industries, are also cyclical in nature and experience significant fluctuations in demand for our steel products based on economic conditions, consumer demand, raw material and energy costs, and decisions by our government to fund or not fund infrastructure projects such as highways, bridges, schools, energy plants, railroads and transportation facilities. Many of these factors are beyond our control. These markets are highly competitive, to a large extent driven by end-use markets, and may experience overcapacity, all of which may affect demand for and pricing of our products.

        Recent declines in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit, as well as volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and the profitability of our business. We are exposed to risks associated with the creditworthiness of our suppliers and customers. Moreover, the current worldwide financial crisis has reduced the availability of credit to fund or support the continuation and expansion of our customers' business operations. The inability of our customers or of their customers to access credit adversely affects our business by reducing our sales and by increasing our exposure to losses from uncollectible customer accounts. These conditions and continued disruption of the credit markets could result in financial instability of some of our suppliers and customers, the consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events may adversely affect our cash flow, profitability and financial condition.

        Moreover, the current worldwide financial crisis has reduced the availability of credit to fund or support the continuation and expansion of our customers' business operations. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Therefore, continued disruption of the credit markets has affected and could continue to adversely affect our customers' access to credit which supports the continuation and expansion of their businesses and could result in contract cancellations or suspensions, payment delays or defaults by our customers.

Volatility and major fluctuations in scrap metal and pig iron prices and our potential inability to pass such higher costs on to our customers may constrain operating levels and reduce profit margins.

        Steel producers require large amounts of raw materials, including scrap metal and scrap substitute products such as pig iron, pelletized iron and other supplies such as graphite electrodes and ferroalloys. Our vertical integration into the metals recycling business through our OmniSource subsidiary and into the iron making business, through our Iron Dynamics and the recent start-up of our Mesabi Nugget operations will enable us to be our own supplier for some of our metallics requirements. However, we may still need to rely on other metallics and raw material suppliers, as well as upon general industry supply conditions.

        Purchase prices for auto bodies, scrap metal and scrap substitute products such as pig iron that we consume, and selling prices for scrap and recycled metals that we sell to third parties are volatile and beyond our control. While OmniSource attempts to respond to changing recycled metal selling prices through adjustments to its metal purchase prices, its ability to do so is limited by competitive and other market factors. Changing prices could potentially impact the volume of scrap metal available to the company and the volume and realized margins of processed metal sold by the company.

        The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation.

        If prices for ferrous metallics and energy increase by a greater margin than corresponding price increases for the sale of our steel products, we may not be able to recoup such cost increases from increases in the selling prices of steel products, or our inability to pass on all or any substantial part of such cost increases through scrap or other surcharges or to provide for our customers' needs because of the potential unavailability of key raw materials or other inputs, may result in production curtailments or may otherwise have a material adverse effect on our business, financial condition, results of operations or prospects.

The cost and availability of electricity and natural gas are also subject to volatile market conditions.

        Steel producers like us consume large amounts of energy, inasmuch as mini-mills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. We rely on third parties for the supply of energy resources we consume in our steelmaking activities. The prices for and availability of electricity, natural gas, oil and other energy resources are all also subject to volatile market conditions, often affected by weather conditions as well as political and economic factors beyond our control. As large consumers of electricity and gas, we must have dependable delivery in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters or by political considerations would substantially disrupt our production. Moreover, much of our finished steel products is typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices would have a negative impact on our costs or on the costs of many of our customers. In addition, changes in certain environmental regulations in the U.S., including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions legislation, could substantially increase the cost of manufacturing and raw materials, such as energy, to U.S. steel producers.

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

        Existing laws or regulations, as currently interpreted or as may be interpreted in the future, as well as future laws or regulations, may have a material adverse effect on our results of operation and financial condition.

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

  •
  global climate change legislation or regulation;

  •
  the remediation and reclamation of land used for iron mining;

  •
  natural resource damages; and

  •
  the protection of our employees' health and safety.

        Compliance with environmental laws and regulations, which affect both our steelmaking and our metals recycling and ironmaking operations, is a significant factor in our business. We are required to obtain and comply with environmental permits and licenses, and failure to obtain or renew or the violation of any permit or license, if not remedied, could result in substantial fines and penalties, suspension of operations or the closure of a subject facility. Similarly, delays in obtaining permits or unanticipated or costly conditions imposed on such permits, such as permits we are seeking in connection with our plan to engage in the mining of taconite ore close to our Mesabi Nugget facility in Minnesota, could delay a project or affect its profitability. Private parties might also bring claims against us for alleged property damage or personal injury resulting from the environmental impacts of our operations. Moreover, legal requirements change frequently, are subject to interpretation and have tended to become more stringent over time. Uncertainty regarding adequate pollution control levels, testing and sampling procedures, and new pollution control technology are factors that may increase our future compliance expenditures. We are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations, and we also cannot predict whether such costs can be passed on to customers through product price increases. Although we believe that we are in substantial compliance with all applicable laws and regulations, legal requirements frequently change and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate pollution control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors that may increase our future expenditures to comply with environmental requirements. The cost of complying with existing laws or regulations as currently interpreted or reinterpreted in the future, or with future laws or regulations, may have a material adverse effect on our results of operations and financial condition.

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

        In addition, the primary feed materials for the shredders operated by our metals recycling operations are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of unrecyclable material known as shredder fluff. After the segregation of ferrous and saleable nonferrous metals, shredder fluff remains. We, along with others in the recycling industry, interpret federal regulations to require shredder fluff to meet certain criteria and pass a toxic leaching test to avoid classification as a hazardous waste. We also endeavor to remove hazardous contaminants from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not normally considered or properly classified as hazardous waste. However, if laws or regulations, the interpretation of the laws or regulations, or testing methods change with regard to EAF dust or shredder fluff, we may incur significant additional expenditures.

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

        In addition, we may be required to pay for, or to pay a portion of, the costs of remediation at sites to which we sent hazardous wastes for disposal, notwithstanding that the original disposal activity may have complied with all regulatory requirements then in effect. Pursuant to CERCLA, a potentially responsible party can be held jointly and severally liable for all of the cleanup costs associated with a third-party disposal site. In practice, a liable party often splits the costs of cleanup with other potentially responsible parties. We have received notices from USEPA, state agencies and third parties that it has been identified as potentially responsible for the cost of investigating and cleaning up a number of third-party disposal sites. In most cases, many other parties are also named as potentially responsible parties. Based upon information currently available to us, we do not believe the potential cost in connection with the remediation of these sites will have a material effect on our business.

        Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because USEPA and state agencies are still discovering sites that pose a threat to public health or the environment, we can provide no assurance that we will not become liable in the future for significant costs associated with investigation and remediation of additional CERCLA clean up sites.

        CERCLA, including the Superfund Recycling Equity Act of 1999, limits the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to conducting of reasonable care evaluations of current and potential consuming facilities.

Increased regulation associated with climate change and greenhouse gas emissions could impose significant additional costs on both our steelmaking and metals recycling operations.

        The United States government or various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and greenhouse gas, or GHG emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of "allowances," "offsets" or "credits" that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, we are likely to see an increase in costs relating to our assets that emit significant amounts of greenhouse gases as a result of these regulatory initiatives. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, operating performance and ability to compete.

Risks Related to the Business

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

        A breach of any of the restrictions or covenants could cause a default under our senior secured credit agreement, our senior notes, or our other debt. A significant portion of our indebtedness then may become immediately due and payable if the default is not remedied.

        Under our senior secured revolving credit facility we are required to maintain certain financial covenants tied to our debt and profitability. In addition, we are subject to a monthly borrowing base requirement limiting the maximum availability of our senior secured revolver. Our ability to meet such ratios can be affected by events beyond our control. If a default were to occur, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our receivables and inventories and all shares of capital stock or other equity interests of the company's subsidiaries and intercompany debt held by us.

We are exposed to risks associated with the current financial crisis.

        Financial markets in the U.S. and abroad have experienced extreme disruption, including severely diminished liquidity and credit availability, resulting both in volatilities in short-term borrowing costs and in severely constrained credit availability and more stringent borrowing terms. Recessionary conditions in the global economy have not appreciably improved and could worsen even further. These conditions may continue to adversely affect our business in the future, particularly if current conditions persist or if there is further deterioration in the world financial markets and major economies. These current business and credit conditions also adversely affect the business of our customers. Difficulties in obtaining capital may lead to their inability to obtain affordable financing to fund their operations, resulting in lower demand for our products. Furthermore, liquidity issues could impair the ability of those with whom we do business to satisfy their obligations to us. Should these constraints on access to credit continue for a prolonged period, some of our customers may struggle and fail to meet their obligations to us, especially if they in turn experience defaults or slow payment on receivables due from their customers. A prolonged recession could result in our incurring bad debt costs in excess of our expectations and prior experience.

We may face significant price and other forms of competition from other steel producers and scrap processors, which could have a material adverse effect on our business, financial condition, results of operation or prospects.

        The global markets in which steel companies and metals recyclers conduct business are highly competitive and are becoming even more so due to the current prolonged global economic downturn and to consolidations in recent years in the steel and the metal recycling industries. Increased competition could cause us to lose market share, increase expenditures or reduce pricing, any one of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

We are subject to significant risks relating to changes in commodity prices and may not be able to effectively protect against these risks.

        We are exposed to commodity price risk during periods where we hold title to scrap metal products that we may hold in inventory for processing or resale. Prices of commodities, including recycled metals, can be volatile due to numerous factors beyond our control. In an increasing price environment for raw materials, competitive conditions may limit our ability to pass on price increases to our consumers. In a decreasing price environment for processed recycled metal, we may not have the ability to fully recoup the cost of raw materials that we procure, process and sell to our customers. In addition, new entrants into the market areas we serve could result in higher purchase prices for raw materials and lower margins from our recycled metal. We are unable to hedge positions in certain commodities, such as recycled ferrous metal, where no established futures market exists, or, where we may from time to time hedge our positions in certain nonferrous metal transactions, we could incur losses. Thus, our sales and inventory position will be vulnerable to adverse changes in commodity prices, which could materially adversely impact our operating and financial performance.

We may be unable to pass on increases in the cost of ferrous materials and other raw materials to our customers, which would reduce our earnings.

        If from time to time we are unable to pass on periodic increases in ferrous resource and other raw material costs to our customers, we will be less profitable. We may not be able to adjust our product prices, especially in the short-term, to recover the costs of prolonged increases in raw material prices. Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. Moreover, some of our integrated steel producer competitors are not as dependent as we are on scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, give them a raw material cost advantage over mini-mills. In addition, our operations require substantial amounts of other raw materials, including various types of pig iron, alloys, refractories, graphite electrodes, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions.

The profitability of our metals recycling operations depends, in part, on the availability of an adequate source of supply.

        We procure our recyclable metal inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell recyclable metal to us. In periods of low industry prices, suppliers may elect to hold recyclable metal to wait for higher prices or intentionally slow their metal collection activities. If a substantial number of suppliers cease selling recyclable metal to us, we will be unable to recycle metal at desired levels and our results of operations and financial condition could be materially adversely affected. In addition, a slowdown of industrial production in the United States, as has recently occurred, reduces the supply of industrial grades of metal to the metal recycling industry, resulting in our having less recyclable metal available to process and market.

Competition from other materials may have a material adverse effect on our business, financial condition, results of operations or prospects.

        In many applications, steel competes with other materials, such as aluminum and plastics (particularly in the automobile industry), cement, composites, glass and wood. Increased use of or additional substitutes for steel products could adversely affect future market prices and demand for steel products.

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

  •
  the diversion of financial resources to acquired businesses;

  •
  the diversion of management attention from other business concerns to acquired businesses;

  •
  the loss of key employees and customers of acquired businesses;

  •
  the potential exposure to unknown liabilities;

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

Technology, operating and start-up risks, as well as commodity market risks associated with our Mesabi Nugget ironmaking project may prevent us from realizing its anticipated benefits and could result in a loss of all or a part of our investment.

        While we and certain of our current and former joint venture partners built and operated a successful small scale pilot plant on the Mesabi Iron Range in Minnesota for the production of a cost effective iron nugget using Kobe Steel's proprietary ITmK3® ironmaking process, there are technology, operational, market and start-up risks associated with the construction, recent commissioning and start-up of our world's first full scale commercial nugget plant utilizing this technology. Although, we believe this full scale plant should be capable of consistently producing high-quality iron nuggets for use as a scrap substitute feed stock in our steelmaking operations, and in sufficient quantities and at a cost that will compare favorably with the cost of steel scrap and other more conventional scrap substitute products, including pig iron, there can be no assurance that these expectations will be achieved. If we encounter cost overruns, systems or process difficulties during or after start-up or quality control or output restrictions, our capital costs could materially increase, the expected cost benefits from the development of this iron nugget product could be diminished or lost, and we could lose all or a substantial portion of our investment in the project. We could also encounter commodity market risk if, during a sustained period, the cost to manufacture the nuggets is greater than projected or if the relative market price of scrap and other scrap substitutes, for which this iron nugget product is intended as a lower cost substitute, is lower than projected, which could render our nuggets non-economical. Moreover, we are undertaking certain ancillary ventures related to the iron-making process, such as our nearby Mesabi Mining facility currently under construction for the mining and concentration of taconite ore for use in the production of nuggets, a business in which we have no experience and which is also subject to possible permitting and environmental risks and uncertainties.

We are subject to litigation which could adversely affect our profitability.

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

        We were involved as the sole defendant in a February 1, 2008 lawsuit by Prime Eagle Group Limited, seeking damages in excess of $1.1 billion, but on February 23, 2009, pursuant to our Motion to Dismiss that action, the United States District Court for the Northern District of Indiana granted our Motion to Dismiss, with prejudice and denied the plaintiffs the right to amend their complaint. The plaintiffs in that lawsuit appealed the dismissal to the United States Court of Appeals for the Seventh Circuit and that appeal is still pending.

        We are also involved as one of nine defendants in a September 12, 2008 class action antitrust complaint by Standard Iron Works and others involving alleged antitrust violations of Section 1 of the Sherman Act. We and the other defendants filed a joint Motion to Dismiss these actions and our motion to dismiss was denied. Some discovery will shortly commence in these proceedings. We are contesting and will continue to vigorously contest.

        Due to the uncertain nature of litigation, we cannot predict the outcome of these matters. These matters, however, could have a material adverse affect on our financial condition and profitability.

Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our financial condition and profitability. Although we are unable to estimate the dollar amount of exposure to loss, if any, in connection with many litigation matters, we make accruals as warranted. We have also asserted insurance claims where appropriate. However, the amounts that we may accrue from time to time could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors.

Unexpected equipment failures may lead to production curtailments or shutdowns.

        Interruptions in our production capabilities could adversely affect our production costs, products available for sales and earnings during the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures.

Some of our operations present significant risk of injury or death.

        The industrial activities conducted at our facilities present significant risk of serious injury or death to our employees, customers or other visitors to our operations, notwithstanding our safety precautions, including our material compliance with federal, state and local employee health and safety regulations. While we have in place policies and procedures to minimize such risks, we may nevertheless be unable to avoid material liabilities for an injury or death. Even though we maintain workers' compensation insurance to address the risk of incurring material liabilities for injury or death, there can be no assurance that the insurance coverage will be adequate or will continue to be available on the terms acceptable to us, or at all, which could result in material liabilities for an injury or death.

Governmental agencies may refuse to grant or renew some of our licenses and permits.

        We must receive licenses, permits and approvals from state and local governments to conduct certain of our operations or to develop or acquire new facilities. Governmental agencies often resist the establishment of certain types of facilities in their communities, including scrap metal collection and processing facilities. There can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold, and failure to do so could have a material adverse effect on our results of operations and financial condition.

Our common stock price may fluctuate substantially.

        The market price of our common stock has experienced, and may continue to experience, significant volatility. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. These risks include those described or referred to in this "Risk Factors" section and in the other documents incorporated herein by reference, as well as, among other things:

  •
  our actual or anticipated fluctuations in our operating and financial performance and prospects;

  •
  perceptions regarding the level of our debt;

  •
  investor perceptions relating to our products, our industry and the markets in which we operate;

  •
  market conditions in the end markets into which we or our customers sell our products;

  •
  changes in industry forecasts, earnings estimates or buy/sell recommendations by analysts; and

  •
  broad financial, domestic, international, economic and other market conditions.

        In addition, the stock market in recent years has experienced significant price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of our common stock, regardless of our operating performance. As a result of these factors, among others, the value of your investment may decline because a decrease in the market price of our common stock would likely adversely impact the trading price of the notes.

Payment of dividends will depend on our future financial condition and performance.

        While our board of directors has been authorizing the payment of regular quarterly cash dividends on shares of our common stock, the timing and amount of future dividends will depend on the board's assessment of our operations, financial condition, projected cash needs, contractual restrictions or restrictions imposed by applicable law and other factors. We cannot guarantee that we will continue to declare dividends or declare them at the same or similar rates. In addition, our senior secured credit agreement and the indenture relating to our notes restrict the amount of cash dividends we can pay.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table describes our more significant properties as of December 31, 2009. These properties are owned by us and are not subject to any significant encumbrances. We believe these properties are suitable and adequate for our current operations and are appropriately utilized.

Operations	Location	Property Type	Site Acreage Owned	Site Acreage Leased
Steel Operations
Flat Roll Division:
Butler Operations	Butler, IN	Steel Manufacturing and Coating Facility	1,087	—
Jeffersonville Operations	Jeffersonville, IN	Steel Coating Facility	—	25
Structural and Rail Division	Columbia City, IN	Steel Manufacturing Facility	672	—
Engineered Bar Division	Pittsboro, IN	Steel Manufacturing and Finishing Facility	285	—
Roanoke Bar Division	Roanoke, VA	Steel Manufacturing Facility	301	—
Steel of West Virginia	Huntington, WV	Steel Manufacturing and Finishing Facility	47	—
The Techs	Pittsburgh, PA	Steel Coating Facilities	16	2
Metals Recycling and Ferrous Resources
OmniSource:
Indiana	Multiple Cities	Ferrous and Nonferrous Scrap Processing	620	25
Ohio	Multiple Cities	Ferrous and Nonferrous Scrap Processing	239	22
Michigan	Multiple Cities	Ferrous and Nonferrous Scrap Processing	301	11
Georgia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	103	1
South Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	223	100
North Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	506	6
Virginia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	188	—
Tennessee	Multiple Cities	Ferrous and Nonferrous Scrap Processing	44	7
Iron Dynamics	Butler, IN	Liquid Ironmaking Facility	25	—
Mesabi Nugget	Hoyt Lakes, MN	Ironmaking Facility	*	*
Mesabi Mining	Hoyt Lakes, MN	Iron Ore Mining (under development)	*	*
Steel Fabrication Operations
New Millennium Building Systems:
Joist and Deck Operations	Butler, IN	Steel Fabrication Facility	95	—
Joist and Deck Operations	Lake City, FL	Steel Fabrication Facility	75	—
Joist and Deck Operations	Salem, VA	Steel Fabrication Facility	62	—
Joist Operations	Florence, SC	Steel Fabrication Facility (idle)	48	—
Joist Operations	Continental, OH	Steel Fabrication Facility (idle)	54	—
Corporate Headquarters	Fort Wayne, IN	Office Building (116,000 square feet)	20	—

*
The Mesabi Nugget and Mesabi Mining properties are located at the site of an open pit taconite mine on the Mesabi Iron Range near Hoyt Lakes, Minnesota. The site encompasses land owned outright by us (including mineral and surface rights) and land for which we acquired a leasehold interest (including mineral and surface rights). The properties were purchased from Cleveland Cliffs, Inc. and the mines were formerly operated by LTV Corporation. Mesabi Mining is currently attempting to obtain the necessary permits to commence mining operations during 2011. The concentrate eventually provided by the mines is intended as a raw material input for the Iron nugget production.

  Mesabi Nugget began the commissioning process of the facility in the fourth quarter of 2009 and by the end of December all individual production systems were operational and prepared for integration. Nuggets were produced on January 12, 2010. The facility continues to test and refine the process during its initials start-up phase.

ITEM 3.    LEGAL PROCEEDINGS

        The company as well as its various subsidiaries, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of these lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

        On February 1, 2008, the company was sued by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand, alleging damages in excess of $1.1 billion, arising out of Steel Dynamics' activities in providing consulting services to a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998. On April 30, 2008, Steel Dynamics filed a Motion to Dismiss the lawsuit,, and on February 23, 2009, the court dismissed the complaint, with prejudice, and denied the plaintiffs leave to amend their complaint. The Plaintiff has appealed this dismissal. All briefs have been filed and oral argument was held on October 8, 2009.

        On September 17, 2008, the company and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act. The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products. Six additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005 and the present. The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently in the process of commencing some discovery. Although the company believes that the lawsuits are without merit and plans to aggressively defend these actions, the company cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

        On March 18, 2009, the company together with its Chairman and Chief Executive Officer, Keith E. Busse, and John Bates, a member of its board of directors, were served with a complaint, captioned Panasuk v. Steel Dynamics, Inc., et al., Civil Action No. 1109cv0066, filed in the United States District Court for the Northern District of Indiana, Fort Wayne Division, purporting to represent a class of purchasers of Steel Dynamics common stock between January 26, 2009 and March 11, 2009. The complaint, which was amended on July 13, 2009, alleged securities fraud in connection with the company's issuance of certain earnings guidance and sought damages in an unspecified amount. On August 31, 2009, the company and Messrs. Busse and Bates filed Motions to Dismiss the amended complaint. On December 21, 2009, the District Court granted all of the defendants' motions to dismiss and entered a final judgment of dismissal. Plaintiffs did not appeal.

        By letter dated November 23, 2009, OmniSource Corporation was served with a proposed administrative order from the Ohio Environmental Protection Agency which alleges violations of various air pollution control rules and, if made final, would require additional dust control measures and impose civil penalties in the amount of $325,600. The company is currently in settlement discussions with the agency to resolve its claims.

PART II

ITEM 4.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The information required by Item 4 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 11 of this Form 10-K. Our common stock trades on The NASDAQ Global Select Stock Market under the symbol STLD. The following share data has been adjusted to reflect our two-for-one stock split effective March 2008. The reported high and low "intra-day" sales prices of our common stock and our dividend information for the two most recent fiscal years are set forth in the following table (in dollars):

	Common Stock Market Price
			Dividends Declared
	High	Low
2008
First Quarter	$35.28	$21.14	$.100
Second Quarter	40.92	32.28	.100
Third Quarter	38.67	15.47	.100
Fourth Quarter	16.94	5.18	.100
2009
First Quarter	$14.39	$5.95	$.100
Second Quarter	16.68	8.18	.075
Third Quarter	18.56	12.43	.075
Fourth Quarter	18.63	13.07	.075

        As of February 18, 2010 we had 216,333,971 shares of common stock outstanding and held beneficially by approximately 30,500 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,750) is not representative of the number of beneficial holders.

        We declared our first quarterly cash dividend during July 2004 and continued quarterly dividends throughout 2009. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Total Return Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Steel Dynamics, Inc., The NASDAQ Composite Index
And The S&P Steel Index

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, at division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 5.    SELECTED FINANCIAL DATA

        The following table sets forth the selected consolidated financial and operating data of Steel Dynamics Inc. The selected consolidated financial and operating data as of and for each of the years in the five-year period ended December 31, 2009 were derived from our audited consolidated financial statements. You should read the following data in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

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

  •
  For purposes of reporting our shipments and production, steel operations include our Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, and the operations of The Techs. Steel fabrication operations include our New Millennium Building Systems plants. Metals Recycling and Ferrous Resources operations include our metals recycling operations, including OmniSource and Recycle South; our scrap substitute facility, Iron Dynamics; and our ironmaking facility, Mesabi Nugget, which is currently in start-up.

  •
  For purposes of calculating our "working capital", we deduct total current liabilities from total current assets as reported on our consolidated balance sheets.

  •
  All prior period share data has been adjusted to reflect our two-for-one stock split effective March 2008.

  •
  Due to the immaterial nature of the recasting of our financial statements pursuant to ASC 810-10-65-1 on January 1, 2009, we have not restated our 2006 and 2005 operating income and net income (loss) before noncontrolling interests.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Operating data:
Net sales	$3,958,806	$8,080,521	$4,384,844	$3,238,787	$2,184,866
Gross profit	399,076	1,231,259	915,694	829,992	485,149
Operating income	119,531	846,368	690,745	659,114	393,175
Net income (loss)	(11,019)	454,514	394,157	396,707	221,785
Net income (loss) attributable to Steel Dynamics, Inc.	(8,184)	463,386	394,566
Basic earnings (loss) per share	$(.04)	$2.45	$2.12	$2.11	$1.24

Weighted average common shares outstanding	200,704	189,140	186,321	187,863	178,484

Diluted earnings (loss) per share	$(.04)	$2.38	$2.01	$1.89	$1.09

Weighted average common shares and share equivalents outstanding	200,704	194,586	196,805	211,548	206,568

Dividends declared per share	$.325	$.400	$.300	$.250	$.100

Other financial data:
Capital expenditures	$330,052	$412,497	$395,198	$128,618	$63,386
Ratio of earnings to fixed charges	.78x	5.44x	9.37x	17.20x	10.04x
Other data:
Shipments (net tons, except nonferrous)
Steel operations	4,045,787	5,608,898	5,550,207	4,757,610	3,559,371
Metals recycling and ferrous resources
Ferrous metals	4,066,834	5,553,540	1,090,758	90,149	—
Nonferrous metals (thousands of pounds)	780,084	911,832	137,417	—	—
Iron Dynamics	222,553	256,388	246,702	239,434	221,480
Steel fabrication operations	145,259	286,612	276,836	236,012	141,125
Other	90,687	176,114	127,537	90,586	97,843
Steel operations production (net tons)	4,187,526	5,584,019	5,471,314	4,696,455	3,616,480
Shares outstanding (in thousands)	216,000	181,820	190,324	193,967	172,736
Number of employees	5,990	6,652	5,940	3,490	1,795
Balance sheet data:
Cash and equivalents	$9,008	$16,233	$28,486	$29,373	$65,518
Working capital	861,242	738,934	791,703	639,204	518,556
Net property, plant and equipment	2,254,050	2,072,857	1,652,097	1,136,703	999,969
Total assets	5,129,872	5,253,577	4,519,453	2,247,017	1,757,687
Long-term debt (including current maturities)	2,222,754	2,650,384	2,029,845	438,878	440,575
Stockholders' equity	2,003,265	1,632,313	1,540,234	1,231,108	879,868

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

        This report contains some predictive statements about future events, including statements related to conditions in domestic and global economies, conditions in the steel and recycled metals marketplaces, our revenue, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as "forward-looking," subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Such predictive statements are not guarantees of future performance, and actual results could differ materially from our current expectations. Factors that could cause such predictive statements to turn out other than as anticipated or predicted include, among others: the effects of a prolonged or deepening recession on industrial demand; general or specific sector (i.e., automotive, consumer appliance or construction) economic conditions affecting steel or recycled metals consumption; the impact of price competition, whether domestic or the result of foreign imports; difficulties in integrating acquired businesses; risks and uncertainties involving new products or new technologies; changes in the availability or cost of steel scrap or substitute materials; increases in energy costs; occurrence of unanticipated equipment failures and plant outages; labor unrest; and the effect of the elements on production or consumption.

        More specifically, we refer you to the sections titled Special Note Regarding Forward-Looking Statements and Risk Factors in this report, as well as in other reports which we file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. These reports are available publicly on the SEC web site, www.sec.gov, and on our web site, www.steeldynamics.com. Forward-looking or predictive statements we make are based upon information and assumptions, concerning our businesses and the environments in which they operate, which we consider reasonable as of the date on which these statements are made. Due to the foregoing risks and uncertainties however, as well as, matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report. We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

        Costs of Goods Sold.    Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs for our steel operations are steel scrap and scrap substitutes (which represent the most significant single component of our consolidated costs of goods sold), alloys, zinc, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and freight. The principal elements of these costs for our metals recycling and ferrous resources operations are the costs of procuring the unprocessed scrap materials, material transportation costs, and processing expenses, such as direct and indirect labor, depreciation and utilities. The principal elements of these costs for our steel fabrication operations include purchased steel and direct and indirect labor and related benefit expenses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include, among other items, labor and related benefits, professional services, insurance premiums, property taxes, profit sharing, and amortization of intangible assets.

        Interest Expense, net Capitalized Interest.    Interest expense consists of interest associated with our senior credit facilities and other debt (described in the notes included herein to our financial statements) net of interest costs that are required to be capitalized during the construction period of certain capital investment projects.

        Other (Income) Expense, net.    Other income consists of interest income earned on our temporary cash deposits and any other non-operating income activity, including gains on certain short-term investments and income from non-consolidated investments accounted for under the equity method. Other expense consists of any non-operating costs, including expenses from the termination of an interest rate swap in 2009.

Overview

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking capability of 6.3 million tons and actual metals recycling shipping volumes during 2008 and 2009 of 5.6 million tons and 4.1 million tons of ferrous materials, respectively, and 912 million pounds and 780 million pounds of nonferrous metallics, respectively. Our steel production, excluding The Techs, during 2008 and 2009 was 4.8 million tons and 3.5 million tons, respectively. In 2009, we reported net sales of $4.0 billion and an operating margin of 3%, as compared to net sales of $8.1 billion and an operating margin of 10% during 2008.

        The primary sources of our revenues are from the manufacture and sale of steel products; processing and sale of recycled ferrous and nonferrous metals; and to a lesser degree, fabrication and sale of steel joist and decking products. Our operations are managed and reported based on three operating segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.

        As a result of prevailing domestic and global economic conditions in the second half of 2008 and throughout 2009, there has been significant declines in, among others, non-residential construction, residential construction and automobile manufacturing activity. Consistently, as these activities impacted the demand for our products, 2009 was a challenging year for our company and the domestic steel manufacturing and metals recycling industries. Specifically, as a result of this environment, we have experienced deterioration in the volumes of orders and prices we can charge our customers, and as a consequence our revenues and profitability have also declined.

        Despite this challenging environment, we believe we are well-positioned to weather this economic downturn. Our financial strategy currently includes a commitment to improve our leverage metrics, while allowing for long-term sustainable growth and maintaining appropriate liquidity levels. Our commitment to these goals drives a focus on controlling costs and maximizing per unit margins, managing capital investments, and disciplined growth.

        Although the depth and duration of the current economic downturn has been more pronounced than previous recessions, we believe our financial strategy, coupled with our competitive advantages of maintaining a low, variable cost structure; producing a diversified, value-added product offering; controlling a secure supply of recycled ferrous metals; and having an experienced senior management team and entity-wide entrepreneurial culture, has positioned us to navigate the economic downturn in a manner that can strengthen our industry leadership position in a recovery.

2010 Outlook

        Looking ahead to 2010, we remain cautious concerning demand for our products given the current economic environment; however, we are seeing positive signs as our order logs related to sheet steel products, special bar-quality products and ferrous and nonferrous materials are improving. We currently anticipate increased utilization rates in both our steel and metals recycling operations during the year. Given the continued weakness in the non-residential construction markets, we currently do not anticipate material improvement during 2010 in our fabrication or structural steels operations.

        Our focus will continue to be on enhanced liquidity, disciplined cost control and revenue optimization, while continuing to manage risk in an uncertain and volatile economic environment. We currently plan to spend less than $150 million in capital investments during 2010, of which over 50% are currently within our steel operations. We believe our current possible sources of cash are adequate to meet the cash requirements associated with these possible investments. As we progress through the year, if our markets and liquidity levels warrant, we may approve additional capital investments, or delay already planned projects.

Operating Results 2009 vs. 2008

        Net loss was $8.2 million, or $0.04 per diluted share during 2009, compared with net income of $463.4 million, or $2.38 per diluted share, during 2008. During 2009, our net sales decreased $4.1 billion, or 51%, to $4.0 billion. Our gross margin percentage was 10% and 15% during 2009 and 2008, respectively. Most notably, beginning in the fourth quarter of 2008 and persisting throughout 2009, our realized gross margins have been significantly lower than historical results driven by the aforementioned economic recession which has driven down both our sales prices and volumes, thereby decreasing our total revenues while increasing our cost to convert our raw materials to finished goods per unit. We experienced our lowest gross margin percentage results during the first quarter of 2009 as we recorded a non-cash negative inventory valuation adjustment of $83.3 million pertaining primarily to the rapid decline in sheet product pricing. Since that time we have generally experienced a positive trend line achieving gross margins of 9%, 18% and 13%, for the second, third and fourth quarters of 2009, respectively. This positive trend is continuing and is currently being driven generally by increased volumes and pricing in our sheet product and metals recycling operations.

Steel Operations

        Steel Operations.    Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. In both 2009 and 2008, our steel operations accounted for 63% of our consolidated net sales, and accounted for 81% in 2007. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

          Sheet Products.    Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines acquired in July 2007, also sells specialized galvanized sheet steels used in non-automotive applications. In 2009, our sheet operations represented 65% of our steel segment's pretax income, as compared to only 45% in 2008, representing the more severe decline in long product demand, more specifically in structural steels used predominantly in the non-residential construction markets.

          Long Products.    Our Structural and Rail Division sells structural steel beams and pilings and is also designed to produce and sell a variety of standard and premium-grade rail for the railroad industry. Our Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. Our Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections.

	Year Ended December 31,
	2009		2008		2007
Shipments (net tons)
Flat Roll Division	2,060,874		2,328,805		2,495,360
The Techs	644,612		823,661		454,877

Sheet products	2,705,486	67%	3,152,466	56%	2,950,237	53%
Structural and Rail Division	477,116		1,095,095		1,174,776
Engineered Bar Products Division	303,616		566,190		546,585
Roanoke Bar Division	356,829		530,452		595,041
Steel of West Virginia	202,740		264,695		283,568

Long products	1,340,301	33%	2,456,432	44%	2,599,970	47%
Total shipments	4,045,787		5,608,898		5,550,207
Intra-company	(251,665)	6%	(447,729)	8%	(494,576)	9%

External shipments	3,794,122		5,161,169		5,055,631

        Our 2009 average steel operations' selling price per ton shipped decreased $322 compared with 2008, with the realization of modest increases during the second half of 2009. Steel shipments decreased 28% during 2009, as compared to 2008. We experienced decreased shipping volumes at each of our steel operations facilities during 2009, particularly during the first half of the year, shipping 40% of the year's total volume. Our steel shipping volumes increased during the second half of 2009, most significantly within our sheet product operations. We have seen increased demand for our sheet steels beginning in the third quarter of 2009 and remaining steady into the first quarter of 2010. The non-residential construction markets have declined most significantly; therefore, our long products operations have suffered a greater degree of deterioration in profitability during 2009 than our sheet operations.

        Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations decreased $189 during 2009, to $232, as compared to 2008. During 2009 and 2008, our metallic raw material costs represented 52% and 63% of our steel operation's total manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. This decrease was the result of significantly lower steel production during 2009, which caused the components of our cost structure to shift.

        As mentioned, the existing unfavorable economic conditions beginning in the second half of 2008 and persisting throughout 2009 caused severe reductions in demand from the industries our steel products primarily serve, such as the automotive, non-residential construction, residential construction and transportation industries. Decreases in demand resulted in decreased volume and pricing coupled with increased per unit costs. Steel operations represented $259.6 million, or 65%; $927.8 million, or

75%; and $801.5 million, or 88%, of our consolidated gross margin during 2009, 2008, and 2007, respectively.

Steel Operations Selling Prices and Volumes

Metals Recycling and Ferrous Resources Operations

        Metals Recycling and Ferrous Resources Operations.    This operating segment includes our metals recycling operations, liquid pig iron manufacturing facility and iron nugget manufacturing start-up facility. In both 2009 and 2008, our metals recycling and ferrous resources operations accounted for 31% of our consolidated net sales, and accounted for 9% in 2007.

          Metals Recycling.    Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of income in this segment. As evidenced by the increased diversification of our revenue streams beginning in 2008, we have significantly grown our metals recycling business through the acquisition of OmniSource Corporation in October 2007 and Recycle South, LLC in June 2008. Our metals recycling operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. In 2009, our metals recycling operations represented 108% of this segment's gross margin, as compared to 92% in 2008.

          Ferrous Resources.    Our ferrous resource operations consist of the revenues and expenses associated with our scrap substitute manufacturing facility, Iron Dynamics (IDI) and Mesabi Nugget and Mesabi Mining. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Mesabi Nugget began initial, limited production of iron nuggets in January 2010. By midyear 2010, we currently anticipate production to reach a rate of 50% of its anticipated annual production capacity of 500,000 tonnes of iron nuggets. Due to lower levels of expected production and resulting higher per unit costs during the start-up phase of operations, we believe Mesabi Nugget will not have a positive impact to the segment's operating results for 2010. We believe substantially all of the iron nuggets produced by Mesabi Nugget will be used in our steel operations, again as a raw material substitute for primarily imported pig iron, but possibly also as a substitute for steel scrap.

	Year Ended December 31,
	2009	2008	2007
Ferrous metal shipments (net tons)
Combined	4,066,834	5,553,540	1,090,758
Intra-company	(1,606,754)	(2,270,777)	(445,202)

External	2,460,080	3,282,763	645,556

Non-ferrous shipments (thousands of pounds)	780,084	911,832	137,417
Iron Dynamics shipments (net tons)
Liquid pig iron	180,627	163,210	119,989
Hot briquetted iron	40,443	75,409	113,939
Other	1,483	17,769	12,774

Intra-company	222,553	256,388	246,702

        Metals recycling and ferrous resources operations accounted for 31% of our 2009 and 2008 consolidated net sales and 36% and 20% of our consolidated gross margin during 2009 and 2008, respectively. Our metals recycling operations primarily engage in the brokerage, collection and processing of ferrous and non-ferrous metals for resale to steel companies, brokers and other metals processors. During 2009, this segment recorded external shipments of 2.5 million tons of ferrous metals and 780.1 million pounds of non-ferrous materials, compared with 3.3 million tons and 911.8 million pounds during 2008, decreases of 25% and 14%, respectively. External shipments for 2009 fell substantially compared to the same period in 2008 due to the continued weak global economy relative to 2008 which caused reduced steel and foundry manufacturing activity resulting in reduced demand for and sources of scrap. During 2009, the metals recycling operations provided approximately 47% of the steel scrap purchased by our steel mills, compared to 41% during 2008. These sales to our steel operations represented 23% of our metals recycling operation's net sales for 2009, as compared to 31% during 2008. Our purchase of Recycle South midyear 2008 increased our metals recycling revenues to external customers, as their location in the Southeastern U.S. provides opportunities to sell to others more profitably than to our own steel operations located primarily in the Midwest.

        Beginning in the third quarter of 2008 and throughout much of 2009, our metals recycling operations experienced periods of deterioration in volumes and margins as demand declined dramatically from the domestic steelmaking and foundry industries. With improvements in steelmaking and foundry utilization rates during the second half of 2009, our metals recycling operations also generally experienced increased volumes and margins. We currently continue to see this trend.

Steel Fabrication Operations

        Our steel fabrication operations include three operating and two idled New Millennium Building Systems' plants located in the Midwest and Southeastern part of the United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 4% and 5% of our consolidated net sales and 4% of our consolidated gross margin during 2009 and 2008, respectively. Our average steel fabrication operations' selling price per ton shipped decreased $222, or 17%, during 2009 when compared with 2008. The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During 2009 and 2008, respectively, the cost of steel products purchased represented 70% and 79% of the total cost of manufacturing for our steel fabrication operations. The weak economy and sharply decreased activity in non-residential construction had a negative impact on this operating segment during 2009. Joist shipments industry-wide fell nearly 60% in 2009 when compared with 2008 levels. In response to this industry downturn, we have idled two of our fabrication plants and reduced staff at the three remaining facilities. We anticipate non-residential construction to remain slow during 2010.

Steel Fabrication Operations Selling Prices and Volumes

Consolidated Results 2009 vs. 2008

        Selling, General and Administrative Expenses (SG&A).    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $279.5 million during 2009, as compared to $384.9 million during 2008, a decrease of $105.4 million, or 27%. Our SG&A expenses represented 7% of our total net sales during 2009, compared to 5% during 2008, the increase directly related to the increase in the ratio of our fixed to variable SG&A costs as net sales decreased.

        We recorded expense of $3.0 million during 2009, and $61.7 million, or 8.3% of consolidated pretax earnings, during 2008, related to our Steel Dynamics performance-based profit sharing plan allocation. The plan's contribution percentage consists of 2% of consolidated pretax earnings plus a unique percentage of each of our operating segments' pretax earnings. Our steel operations segment earned a profit sharing contribution during 2009 in spite of our consolidated pretax loss during the year, due to that segment's individual profitability. During 2009 and 2008, we recorded additional profit sharing expense of $732,000 and $5.3 million, respectively, related to certain subsidiaries whose employees did not participate in the aforementioned plan.

        Amortization of intangible assets increased $12.2 million, or 30%, during 2009 compared to 2008. This increase includes $6.2 million of additional amortization due to the finalization of finite-lived intangible asset valuations related to the acquisition of Recycle South.

        Interest Expense, net Capitalized Interest.    During 2009, gross interest expense decreased $117,000 to $162.3 million and capitalized interest increased $3.1 million to $20.9 million, when compared to 2008. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. We currently anticipate gross interest expense to remain comparable for 2010.

        Other Income, net Other Expense.    Other income, net other expense was $3.6 million during 2009, as compared to $33.1 million during 2008. During 2008, other income of $20.2 million was primarily attributable to earnings from investments in metals recycling entities which were accounted for under the equity method of accounting. Recycle South, which was $20.4 million of other income during 2008, is no longer included in these earnings, as its post-acquisition results are consolidated in our financial statements. In addition, we also realized gains on sales of marketable securities during 2008 of $8.6 million.

        Income Taxes.    During 2009, our income tax benefit was $7.2 million, as compared to income tax expense of $280.4 million during 2008. Our effective income tax rate before noncontrolling interests was 39.6% and 38.2%, during 2009 and 2008, respectively. We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

        Included in the balance of unrecognized tax benefits at December 31, 2009 are potential benefits of $20.3 million that, if recognized, would affect our effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During 2009, we recognized interest expense of $1.3 million, net of tax, and benefits from the reduction of penalties of $111,000. At December 31, 2009, we had $9.1 million accrued for the payment of interest and penalties.

        We file income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) is currently examining our federal income tax returns for the years 2004 through 2007. At this time we do not expect to have any significant examination adjustments that would result in a material change to our financial position or results of operations. The state of Indiana completed its examination of the calendar years 2000 through 2005 in the third quarter of 2008. The total tax paid to settle the examinations was $20.7 million. This amount was included in the balance of the unrecognized tax benefits recorded when we adopted FIN 48 on January 1, 2007. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of state and federal income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $3.9 million by the end of 2010. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2006.

Consolidated Results 2008 vs. 2007

        Net income was $463.4 million, or $2.38 per diluted share, during 2008, compared with $394.6 million, or $2.01 per diluted share, during 2007. Our gross margin percentage was 15% and 21% during 2008 and 2007, respectively. The decrease in our gross margin percentage during 2008 was most significantly related to the impact of the severe economic downturn on our operations during the fourth quarter of 2008. However, our acquisitions of The Techs in July 2007 and OmniSource in October 2007, both lower margin businesses when compared to our steelmaking operations, also impacted our 2008 gross margins as both operations were included for the first full year during 2008. For the first three quarters of 2008, before the fourth quarter severe decline, our gross margin was 19%. Our gross margin percentage during the fourth quarter of 2008 was a negative 3% compared to a positive 19% during the first nine months of the year.

        Gross Profit.    During 2008, our net sales increased $3.7 billion, or 84%, to $8.1 billion. While shipping volumes increased modestly during 2008 in our steel operations, due to the full-year inclusion of The Techs acquisition in 2008, our metals recycling and ferrous resources operating segment experienced a significant increase in volumes compared to 2007 because of the full-year inclusion of OmniSource operations, as well as the acquisition of Recycle South in June 2008. Our steel fabrication segment also experienced modest gains in shipping volumes during 2008.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $384.9 million during 2008, as compared to $224.9 million during 2007, an increase of $160.0 million, or 71%. Our selling, general and administrative expenses represented 5% of our total net sales during both 2008 and 2007.

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

        Amortization of intangible assets increased $29.4 million, or 245%, during 2008 compared to 2007. This increase reflects the addition of finite-lived intangible assets associated with the acquisitions of OmniSource and Recycle South.

        Interest Expense, net Capitalized Interest.    During 2008, gross interest expense increased $93.3 million, or 135%, to $162.4 million and capitalized interest increased $4.1 million to $17.8 million, when compared to 2007. This increase in interest expense was due to increased debt levels of $620.5 million. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments, most significantly at our Structural and Rail Division related to the addition of a second rolling mill and second caster.

        Other Income, net Other Expense.    Other income, net other expense was $33.1 million during 2008, as compared to other expense, net other income of $5.5 million during 2007. During 2008, other income of $20.2 million was attributable to earnings from investments in scrap procurement and processing entities which were accounted for under the equity method of accounting. As of the date of its acquisition, Recycle South, which was $20.4 million of other income during 2008, is no longer included in these earnings, as its results are consolidated in our financial statements after acquisition. In addition, we also realized gains on sales of marketable securities during 2008 of $8.6 million. During 2007, other income was offset by $7.1 million of call premium expense associated with the redemption of our 9 1/2% senior notes and the termination of a related fixed-to-floating interest rate swap which resulted in a $5.0 million loss on hedging activities.

        Income Taxes.    During 2008, our income tax provision was $280.4 million, as compared to $235.7 million during 2007. Our effective income tax rate before noncontrolling interests was 38.2% and 37.4% during 2008 and 2007, respectively. We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Liquidity and Capital Resources

        Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, issuances of common stock, long-term borrowings and state and local grants.

        Working Capital.    During 2009, our operational working capital position, representing our cash invested in trade receivables and inventories less trade payables and accruals decreased $134.4 million to $852.0 million compared to December 31, 2008. Trade receivables decreased $76.3 million, or 15%, during 2009 to $426.6 million, of which more than 97% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 6% and 10% of our outstanding trade receivables at December 31, 2009 and 2008, respectively. Trade receivables declined during 2009 due to decreased shipping volumes and product prices. Total inventories decreased $170.4 million, or 17%, to $852.8 million, with volumes of work-in-process and finished goods inventories increasing 37,000 net tons, or 11%. More specifically, raw materials inventories represented $149.0 million of the decrease during 2009, primarily due to reductions in our steel scrap values. Steel scrap inventory volumes decreased 496,000 gross tons during 2009. Our trade payables and general accruals decreased $112.4 million, or 21%, during 2009. This is a reflection of the slowdown in our production process during 2009, as well as the significant decrease of $59.7 million in our profit sharing accrual compared with 2008.

        Capital Investments.    During 2009, we invested $330.1 million in property, plant and equipment, of which $20.6 million related primarily to the addition of a second rolling mill and caster at our Structural and Rail Division, $26.1 million related to metals recycling operations and $223.8 million related to the construction of Mesabi Nugget, our planned iron-nugget manufacturing facility and related mining operations. The other capital expenditures of $59.6 million primarily represented expansion and maintenance projects at our other facilities. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion and attains appropriate operational metrics.

        Capital Resources and Long-term Debt.    During 2009, our total outstanding debt decreased $427.6 million to $2.2 billion, primarily because we prepaid our term A loan of $552.0 million in June 2009 through the net proceeds from the concurrent issuance of common stock and 5.125% senior convertible notes, due 2014. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities divided by the sum of our long-term debt and our total stockholders' equity, was 53% and 62% at December 31, 2009 and 2008, respectively. At December 31, 2009, there were outstanding borrowings of $167.0 million under our $874.0 million senior secured revolver, which is subject to a monthly borrowing base.

          Senior Secured Revolving Credit Facility, due 2012.    Our senior secured credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with our financial covenants, and other covenants contained in the senior secured credit agreement.

          We amended our senior secured credit agreement on June 12, 2009, allowing for, among other things, greater flexibility within our financial covenants during 2009 and throughout 2010. The current financial covenants state that we must maintain an interest coverage ratio of not less than 1.25:1.00 for December 31, 2009; 2.00:1.00 for March 31, 2010 to June 30, 2010; and 2.50:1.00 for September 30, 2010 through maturity. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our senior secured credit agreement) by our LTM gross interest expense. We must also maintain a first lien debt to LTM EBITDA ratio of not more than 2.50:1.00 for December 31, 2009 to September 30, 2010; and 3.00:1.00 for December 31, 2010 through maturity. In addition, beginning with the twelve month period ending December 31, 2010 and at all times thereafter, a total debt to consolidated LTM adjusted EBITDA ratio of not more than 5.00:1.00 must be maintained.

          At December 31, 2009, our interest coverage ratio and first lien debt ratio was 2.64 and 0.49, respectively. We were in compliance with these covenants at December 31, 2009, and we expect to remain in compliance during 2010.

          At December 31, 2009, we had $683.1 million of availability on the senior secured revolver. The amendment also activated a monthly borrowing base requirement regarding the maximum availability for the revolver. At the end of each month, our revolver must be the lesser of:

    i.
    $874.0 million less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement; or

    ii.
    The sum of 85% of the company's eligible accounts receivable and 65% of the company's eligible inventories, less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement.

          Common Stock and Senior Convertible Note Offerings.    In June 2009 we completed a public offering of 31,050,000 shares of our common stock at a public offering price of $13.50. Concurrent with the issuance of common stock, we issued $287.5 million of 5.125% convertible senior notes due 2014. Note holders can convert the notes into the company's common stock at an initial conversion rate of 56.9801 per $1,000 principal amount of notes (16,381,779 shares). The net proceeds of $678.8 million from these notes and the issuance of common stock were used to prepay the term A loan in the amount of $552.0 million and for general corporate purposes.

          Federal and State Income Tax Refunds and State Property Tax Abatements.    At December 31, 2009, we had a federal and state income tax refund receivable recorded in the amount of $137.0 million. We plan to file the appropriate tax returns in order to receive greater than 90% of these cash refunds mid-year, with the remaining balance to be received sometime during the fourth quarter of 2010. During 2009, we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $11.1 million. Based on our current abatements and incentive credits, and utilizing our existing long-lived asset structure, we estimate the remaining annual effect on future operations to be approximately $4.3 million, $3.8 million, $3.3 million, $2.1 million, $1.7 million, $1.4 million and $430,000, during the years 2010 through 2016, respectively.

        Cash Dividends.    We declared cash dividends of $66.7 million, or $.325 per share, during 2009; $75.2 million, or $.40 per share, during 2008; and $55.6 million, or $.30 per share during 2007. We paid cash dividends of $68.7 million, $71.3 million, and $55.6 million during 2009, 2008 and 2007, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The board of directors, during the second quarter of 2009, declared a dividend of $.075 per common share, a decrease from the $.10 declared in the first quarter in a direct response to the prolonged economic downturn and the importance of maintaining liquidity. A dividend of $.075 per common share was again declared during the third and fourth quarters. During 2010 we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

        Two-for-One Stock Split.    Our board of directors authorized a two-for-one stock split, effective for stockholders of record at the close of business on March 19, 2008, and increased our authorized common shares from 200 million with a par value of $.005 per common share to 900 million shares (with the approval of shareholders on May 21, 2008) with a par value of $.0025 per common share. All prior period share and per share amounts have been adjusted to reflect the stock split.

        Other.    Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements and anticipated capital expenditures.

Contractual Obligations and Other Long-Term Liabilities

        We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted accounting principles. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2009 (in thousands):

	Payments Due By Period
	Total	2010	2011 & 2012	2013 & 2014	2015 & After
Long-term debt(1)	$2,222,754	$168,182	$716,852	$302,657	$1,035,063
Estimated interest payments on debt(2)	667,419	150,475	279,466	170,438	67,040
Purchase obligations(3)	57,782	32,019	13,934	3,510	8,319
Construction commitments(4)	60,082	60,082	—	—	—
Lease commitments	48,146	13,091	19,282	10,242	5,531
Other commitments(5)	7,230	597	1,281	1,152	4,200

Total	$3,063,413	$424,446	$1,030,815	$487,999	$1,120,153

(1)
The long-term debt payment information presented above assumes that our senior notes and convertible notes remain outstanding until maturity. Refer to Note 3 to the consolidated financial statements elsewhere in this report for additional information regarding our long-term debt. 2010 amounts represented in the table above include $167.0 million related to our senior secured revolver which does not mature until 2012; however, is classified as a current maturity due to our intention to repay this balance as free cash flow allows.

(2)
The estimated interest payments shown above assume interest rates of 7 3/8% on our $700 million senior unsecured notes due October 2012; 5.125% on our $287.5 million convertible senior notes due June 2014; 6 3/4% on our $500 million senior unsecured notes due April 2015; 7 3/4% on our $500 million senior unsecured notes due April 2016; 3.7% on our outstanding senior secured revolver; 4.2% on our Mesabi Nugget participation loan; and 5.2% on our other fixed rate debt of approximately $43.3 million.

(3)
Purchase obligations include commitments we have for the purchase of natural gas and its transportation to be utilized within our production process. These arrangements have "take or pay" or other similar commitment provisions. We have fully utilized all such "take or pay" requirements during the past three years under these contracts.

(4)
Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2009.

(5)
Other commitments principally relate to certain pension and deferred compensation plan obligations.

(6)
We expect to make cash outlays in the future related to our unrecognized tax benefits; however, due to the uncertainty of the timing, we are unable to make reasonably reliable estimates regarding the period of cash settlement with the respective taxing authorities. Accordingly, unrecognized tax benefits and related interest and penalties of $58.7 million, as of December 31, 2009, have been excluded from the contractual obligations table above. Refer to Note 4 to the consolidated financial statements elsewhere in this report for additional information.

Other Matters

Inflation

        We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

        We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2009, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $30.3 million and capital expenditures related to environmental compliance of approximately $5.4 million. Over 66% of the costs incurred during 2009 for monitoring and compliance were related to the normal transportation of certain types of waste produced in the steelmaking process in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $590,000 at all of our facilities during 2009. We have an accrual of $200,000 recorded as a contingency for environmental remediation related to our OmniSource subsidiary and $3.0 million related to Mesabi Nugget. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years, and we may become subject to more stringent environmental laws and regulations in the future, such as the impact of United States government or various governmental agencies introducing regulatory changes in response to the potential of climate change.

Recent Accounting Pronouncements and Developments

        In Note 1 to our consolidated financial statements, we discuss new accounting policies adopted by Steel Dynamics during 2009 and the expected financial impact of accounting policies recently issued or proposed but not yet required to be adopted.

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

        Revenue Recognition and Allowance for Doubtful Accounts.    Except for our steel fabrication operations segment, we recognize revenues from sales and the allowance for estimated costs associated with returns from these sales when the title of the product transfers upon shipment. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. Our steel fabrication operations segment recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to-date as a percentage of estimated total steel tons required by each contract. Steel fabrication operations accounted for 4% of our 2009 net sales.

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

        Goodwill and Other Indefinite-Lived Intangible Assets.    At least once annually or when indicators of impairment exist, we perform an impairment test for goodwill and other indefinite-lived intangible assets. Goodwill is allocated to various reporting units, which are generally one level below our operating segments. We utilize a two-stepped approach to measuring goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step we compare the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows, and determining reasonableness by using comparable EBITDA multiples of peer companies. If the carrying amount exceeds the fair value, we perform the second step of the test, which measures the amount of impairment loss to be recorded, if any. In the second step, we compare the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value. Our other indefinite-lived intangible assets are related to trademarks acquired through various business combinations as follows, as of December 31, 2009 (in thousands):

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

ITEM 6A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2009 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
	Principal	Average Rate	Principal	Average Rate
Expected maturity date:
2010	$1,182	5.4%	$167,000	3.6%
2011	1,617	5.1	5,000	4.2
2012	705,235	7.3	5,000	4.2
2013	2,479	5.0	5,000	4.2
2014	290,178	5.1	5,000	4.2
Thereafter	1,030,064	7.2	4,999	4.2

Total	$2,030,755	6.9%	$191,999	3.7%

Fair value	$2,151,502		$191,999

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

        Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain commitments contain provisions which require us to "take or pay" for specified quantities without regard to actual usage for periods of up to 24 months for physical commodity requirements and for up to 11 years for commodity transportation requirements. Our commitments for natural gas and its transportation with "take or pay" or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2010	$32,019
2011	11,955
2012	1,979
2013	1,773
2014	1,737
Thereafter	8,319

$57,782

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

        In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has generally been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer. At December 31, 2009, we had a cumulative unrealized loss associated with these financial contracts of $3.1 million all of which have a settlement date in 2010. We expect the customer contracts associated with the financial contracts to be fully consummated.

ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

        Under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009. The framework on which such evaluation was based is contained in the report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2009.

/s/ KEITH E. BUSSE Chief Executive Officer	/s/ THERESA E. WAGLER Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Dynamic Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of Steel Dynamics, Inc. and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 22, 2010

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2009	2008
Assets
Current assets
Cash and equivalents	$9,008	$16,233
Accounts receivable, net of related allowances of $20,674 and $29,008 as of December 31, 2009 and 2008, respectively	396,036	453,011
Accounts receivable-related parties	30,556	49,921
Inventories	852,831	1,023,235
Deferred income taxes	21,492	23,562
Tax refunds receivable	137,024	86,321
Other current assets	9,856	57,632

Total current assets	1,456,803	1,709,915
Property, plant and equipment, net	2,254,050	2,072,857
Restricted cash	12,595	18,515
Intangible assets, net of accumulated amortization of $98,610 and $47,634 as of December 31, 2009 and 2008, respectively	533,510	614,786
Goodwill	758,259	770,438
Other assets	114,655	67,066

Total assets	$5,129,872	$5,253,577

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$255,520	$259,742
Accounts payable-related parties	6,765	3,651
Income taxes payable	5,664	4,107
Accrued expenses	156,570	209,697
Accrued profit sharing	2,860	62,561
Senior secured revolving credit facility, due 2012	167,000	366,000
Current maturities of long-term debt	1,182	65,223

Total current liabilities	595,561	970,981
Long-term debt
Senior secured term A loan, due 2012	—	503,800
7 3/8% senior notes, due 2012	700,000	700,000
5.125% convertible senior notes, due 2014	287,500	—
6 3/4% senior notes, due 2015	500,000	500,000
7 3/4% senior notes, due 2016	500,000	500,000
Other long-term debt	67,072	15,361

Total long-term debt	2,054,572	2,219,161
Deferred income taxes	416,468	365,496
Other liabilities	60,006	65,626
Commitments and contingencies
Stockholders' equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 252,589,627 and 218,733,363 shares issued; and 215,999,801 and 181,820,012 shares outstanding, as of December 31, 2009 and 2008, respectively	629	545
Treasury stock, at cost; 36,589,826 and 36,913,351 shares, as of December 31, 2009, and 2008, respectively	(730,857)	(737,319)
Additional paid-in capital	972,985	541,686
Other accumulated comprehensive loss	—	(1,411)
Retained earnings	1,745,511	1,820,385

Total Steel Dynamics, Inc. stockholders' equity	1,988,268	1,623,886
Noncontrolling interests	14,997	8,427

Total stockholders' equity	2,003,265	1,632,313

Total liabilities and stockholders' equity	$5,129,872	$5,253,577

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Net sales
Unrelated parties	$3,810,378	$7,743,251	$4,158,844
Related parties	148,428	337,270	225,705

Total net sales	3,958,806	8,080,521	4,384,549
Costs of goods sold	3,559,730	6,849,262	3,468,855

Gross profit	399,076	1,231,259	915,694
Selling, general and administrative expenses	223,013	276,560	151,274
Profit sharing	2,980	66,997	61,703
Amortization of intangible assets	53,552	41,334	11,972

Operating income	119,531	846,368	690,745
Interest expense, net capitalized interest	141,360	144,574	55,416
Other (income) expense, net	(3,592)	(33,147)	5,500

Income (loss) before income taxes	(18,237)	734,941	629,829
Income taxes (benefit)	(7,218)	280,427	235,672

Net income (loss)	(11,019)	454,514	394,157
Net loss attributable to noncontrolling interests	(2,835)	(8,872)	(409)

Net income (loss) attributable to Steel Dynamics, Inc.	$(8,184)	$463,386	$394,566

Basic earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders	$(.04)	$2.45	$2.12

Weighted average common shares outstanding	200,704	189,140	186,321

Diluted earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$(.04)	$2.38	$2.01

Weighted average common shares and share equivalents outstanding	200,704	194,586	196,805

Dividends declared per share	$.325	$.400	$.300

Note: All prior period share data has been adjusted to reflect the company's two-for-one stock split effective March 2008.

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Shares					Other Accumulated Comprehensive Income (Loss)
			Common Stock	Additional Paid-In Capital	Retained Earnings		Noncontrolling Interests	Treasury Stock
	Common	Treasury							Total
Balances at January 1, 2007	193,967	21,764	$537	$367,772	$1,093,271	$—	$1,424	$(230,472)	$1,232,532
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	2,040	—	5	29,441	—	—	—	—	29,446
Dividends declared	—	—	—	—	(55,641)	—	—	—	(55,641)
Contributions from noncontrolling investors	—	—	—	—	—	—	10,000	—	10,000
Distributions to noncontrolling investors	—	—	—	—	—	—	(67)	—	(67)
Tax adjustment to noncontrolling interests	—	—	—	—	—	—	90	—	90
Equity-based compensation	147	(147)	—	6,691	—	—	—	1,382	8,073
Conversion of subordinated 4.0% notes	58	(58)	—	(595)	—	—	—	845	250
Acquisition of business	19,400	(19,400)	—	150,496		—	—	304,531	455,027
Purchase of treasury stock	(25,288)	25,288	—	—	—	—	—	(533,654)	(533,654)
Comprehensive income:
Net income	—	—	—	—	394,566	—	(409)	—	394,157
Unrealized gain on available-for-sale securities	—	—	—	—	—	21	—	—	21

Total comprehensive income									394,178

Balances at December 31, 2007	190,324	27,447	542	553,805	1,432,196	21	11,038	(457,368)	1,540,234
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	962	—	3	18,419	—	—	—	—	18,422
Dividends declared	—	—	—	—	(75,197)	—	—	—	(75,197)
Contributions from noncontrolling investors	—	—	—	—	—	—	5,000	—	5,000
Tax adjustment to noncontrolling interests	—	—	—	—	—	—	1,261	—	1,261
Equity-based compensation	136	(136)	—	11,965	—	—	—	2,313	14,278
Conversion of subordinated 4.0% notes	8,762	(8,762)	—	(114,895)	—	—	—	152,145	37,250
Acquisition of business	3,938	(3,938)	—	72,392	—	—	—	67,368	139,760
Purchase of treasury stock	(22,302)	22,302	—	—	—	—	—	(501,777)	(501,777)
Comprehensive income:
Net income	—	—	—	—	463,386	—	(8,872)	—	454,514
Reversal of unrealized gain upon sale of available-for-sale securities	—	—	—	—	—	(21)	—	—	(21)
Unrealized loss on interest rate swap, net of tax of $883	—	—	—	—	—	(1,411)	—	—	(1,411)

Total comprehensive income									453,082

Balances at December 31, 2008	181,820	36,913	545	541,686	1,820,385	(1,411)	8,427	(737,319)	1,632,313
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	33,857	—	84	420,846	—	—	—	—	420,930
Dividends declared	—	—	—	—	(66,690)	—	—	—	(66,690)
Contributions from noncontrolling investors	—	—	—	—	—	—	5,000	—	5,000
Change in noncontrolling investment	—	—	—	—	—	—	2,366	—	2,366
Tax adjustment to noncontrolling interests	—	—	—	—	—	—	2,039	—	2,039
Equity-based compensation	323	(323)	—	10,453	—	—	—	6,462	16,915
Comprehensive loss:
Net loss	—	—	—	—	(8,184)	—	(2,835)	—	(11,019)
Reversal of unrealized loss on interest rate swap, net of tax $883	—	—	—	—	—	1,411	—	—	1,411

Total comprehensive loss									(9,608)

Balances at December 31, 2009	216,000	36,590	$629	$972,985	$1,745,511	$—	$14,997	$(730,857)	$2,003,265

See notes to consolidated financial statements. All prior period share data adjusted for two-for-one stock split effective March 2008.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income (loss), attributable to Steel Dynamics, Inc.	$(8,184)	$463,386	$394,566
Adjustments to reconcile net income (loss) attributable to Steel Dynamics, Inc. to net cash provided by operating activities:
Depreciation and amortization	221,426	208,752	138,136
Unamortized bond premium	—	—	(3,350)
Equity-based compensation	17,589	14,278	8,073
Deferred income taxes	92,596	31,306	12,665
Loss on disposal of property, plant and equipment	839	557	551
Noncontrolling interests	(2,835)	(8,872)	(409)
Changes in certain assets and liabilities:
Accounts receivable	72,159	310,985	57,653
Inventories	175,183	(18,667)	(119,577)
Other assets	4,076	(155,810)	(14,393)
Accounts payable	(8,860)	(88,451)	(48,835)
Income taxes payable	1,611	(21,765)	(10,684)
Accrued expenses	(120,044)	34,602	3,807

Net cash provided by operating activities	445,556	770,301	418,203
Investing activities:
Purchases of property, plant and equipment	(330,052)	(412,497)	(395,198)
Acquisitions of businesses, net of cash acquired	—	(271,159)	(848,071)
Purchases of securities	—	(20,373)	(3,584)
Sales of securities	—	32,758	—
Investment in direct financing lease	(27,967)	—	—
Other investing activities	(15,926)	2,037	224

Net cash used in investing activities	(373,945)	(669,234)	(1,246,629)
Financing activities:
Issuance of current and long-term debt	1,268,435	2,845,900	3,157,053
Repayments of current and long-term debt	(1,690,557)	(2,402,033)	(1,761,807)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	420,930	18,422	29,446
Purchases of treasury stock	—	(501,777)	(533,654)
Contribution from noncontrolling investor	5,000	5,000	10,000
Dividends paid	(68,672)	(71,288)	(55,642)
Debt issuance costs	(13,972)	(7,544)	(17,857)

Net cash provided by (used in) financing activities	(78,836)	(113,320)	827,539

Decrease in cash and equivalents	(7,225)	(12,253)	(887)
Cash and equivalents at beginning of year	16,233	28,486	29,373

Cash and equivalents at end of year	$9,008	$16,233	$28,486

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

        Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. The company has three reporting segments: steel operations, metals recycling and ferrous resources operations and steel fabrication operations. Approximately 10% of the company's workforce is represented by collective bargaining agreements, and two of these agreements expire during 2010.

Steel Operations

        Steel operations include the company's Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. Steel operations accounted for 63%, 63% and 81% of the company's consolidated net sales during 2009, 2008 and 2007, respectively. The Flat Roll Division accounted for 28%, 24% and 32% of the company's consolidated net sales during 2009, 2008 and 2007, respectively.

        The Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, and painted products. The Structural and Rail Division sells structural steel beams and pilings and is also designed to produce and sell a variety of rail for the railroad industry. The Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. The Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections. The Techs was acquired in July 2007 and operates three galvanizing lines specializing in the galvanizing of specific types of flat rolled steels in non-automotive applications. The company's steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

Metals Recycling and Ferrous Resources Operations

        Metals recycling and ferrous resources operations include Iron Dynamics (IDI), the company's iron-substitute production facility, and the company's steel scrap procurement and processing locations, including OmniSource Corporation (OmniSource) operations, which were acquired in October 2007 and Recycle South, LLC (Recycle South) operations which were acquired in June 2008 (See Note 2). In addition, the impact related to the construction of the Mesabi Nugget iron-making facility and future mining operations in Hoyt Lakes, Minnesota, is also included in this segment. Metals recycling and ferrous resources operations accounted for 31%, 31% and 9% of the company's consolidated net sales during 2009, 2008 and 2007, respectively.

Steel Fabrication Operations

        Steel fabrication operations include the company's New Millennium Building System's plants located throughout the eastern United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

industry. Steel fabrication operations accounted for 4%, 5% and 8% of the company's consolidated net sales during 2009, 2008 and 2007, respectively.

Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of SDI, together with its wholly and majority owned or controlled subsidiaries, after elimination of significant intercompany accounts and transactions. Noncontrolling interests represent the noncontrolling owner's proportionate share in the equity, income, or losses of the company's majority-owned or controlled consolidated subsidiaries.

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

Reclassifications

        Effective January 1, 2009, the company adopted current accounting guidance related to noncontrolling interests in consolidated financial statements (ASC 810-10-65-1). Accordingly, the company recast the presentation of minority interest or noncontrolling interests in the prior periods presented for the company's consolidated balance sheet, statement of operations and statement of cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories are stated at lower of cost or market. Cost is determined principally on a first-in, first-out, basis. Inventory consisted of the following at December 31 (in thousands):

	2009	2008
Raw materials	$405,794	$554,815
Supplies	219,320	224,710
Work in progress	72,279	57,489
Finished goods	155,438	186,221

	$852,831	$1,023,235

Investments

        The company has investments in certain joint ventures and closely-held companies in which ownership varies between 49% and 50%. For these investments where the company does not have effective control, the company accounts for the investment on the equity basis. Investments in companies in which the company does not exercise control and its ownership is less than 20% are carried at cost. These investments are reflected in other long-term assets on the company's balance sheet in an amount of $25.3 million and $4.7 million at December 31, 2009 and 2008, respectively.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress amounts, or at fair market value for those purchased through acquisitions, and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 3 to 15 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation is provided utilizing the straight-line depreciation methodology or the units-of-production depreciation methodology, based on units produced, subject to a minimum and maximum level. Depreciation expense was $158.9 million, $161.8 million and $126.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The company's property, plant and equipment at December 31 consisted of the following (in thousands):

	2009	2008
Land and improvements	$243,062	$213,478
Buildings and improvements	447,922	403,758
Plant, machinery and equipment	2,401,470	2,112,040
Construction in progress	190,614	256,563

	3,283,068	2,985,839
Less accumulated depreciation	1,029,018	912,982

Property, plant and equipment, net	$2,254,050	$2,072,857

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Intangible Assets

        The company's intangible assets, at December 31, consisted of the following (in thousands):

	2009	2008	Useful Life	Weighted Average Amortization Period
Customer and scrap generator relationships	$408,400	$418,900	10 to 25 years	20 years
Trademarks	189,800	189,800	Indefinite	—
Trademarks	19,700	51,000	4 to 12 years	12 years
Other	14,220	2,720	3 months to 6 years	5 years

	632,120	662,420
Less accumulated amortization	98,610	47,634

	$533,510	$614,786

        The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the amounts are anticipated to be consumed. Finite-lived trademarks are amortized using a straight line methodology. Amortization of intangible assets was $52.4 million, $39.9 million, and $5.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense, related to amortizable intangibles, for the years ending December 31 is as follows (in thousands):

2010	$44,269
2011	38,347
2012	34,258
2013	30,476
2014	26,090
Thereafter	170,270

Total	$343,710

Impairment of Long-Lived Tangible and Finite-Lived Intangible Assets

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Goodwill

        The company's goodwill is allocated to the following reporting units at December 31, (in thousands):

	2009	2008
OmniSource	$584,510	$596,689
The Techs	142,783	142,783
Roanoke Bar Division	29,041	29,041
New Millennium Building Systems	1,925	1,925

	$758,259	$770,438

Impairment of Goodwill and Indefinite-Lived Intangible Assets

        At least once annually or when indicators of impairment exist, the company performs an impairment test for goodwill and other indefinite-lived intangible assets. Goodwill is allocated to various reporting units, which are generally one level below the company's operating segments. The company utilizes a two-stepped approach to measuring goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step the company compares the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows, and determining reasonableness by using comparable EBITDA multiples of peer companies. If the carrying amount exceeds the fair value, the company performs the second step of the test, which measures the amount of impairment loss to be recorded, if any. In the second step, the company compares the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Earnings (Losses) Per Share

        Basic earnings (losses) per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company's basic earnings per share. Common share equivalents represent potentially dilutive stock options and dilutive shares related to the company's convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 2.1 million shares and 2.8 million shares were anti-dilutive at December 31, 2009 and 2008, respectively. No options were excluded at December 31, 2007. Due to the company's net loss for the year ended December 31, 2009, the computation of diluted net loss per share did not include the after-tax equivalent of interest of $5.0 million for the company's 5.125% senior convertible notes, due 2014 and the related weighted average equivalent of 8.4 million shares.

        The following table presents a reconciliation of the numerators and the denominators of the company's basic and diluted earnings (losses) per share computations for the years ended December 31 (in thousands, except per share data):

	2009
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share	$(8,184)	200,704	$(.04)
Dilutive stock options	—	—
5.125% convertible senior notes	—	—

Diluted loss per share	$(8,184)	200,704	$(.04)

	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$463,386	189,140	$2.45	$394,566	186,321	$2.12
Dilutive stock options	—	1,027		—	1,687
4.0% convertible subordinated notes	429	4,419		857	8,797

Diluted earnings per share	$463,815	194,586	$2.38	$395,423	196,805	$2.01

Income Taxes

        The company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Concentration of Credit Risk

        Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments and accounts receivable. The company places its

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure from any one institution. The company is exposed to credit risk in the event of nonpayment by customers. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. Management's estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company's customers. Heidtman Steel Products (Heidtman), a related party, accounted for 6%, 10% and 6% of the company's net accounts receivable for the years ended December 31, 2009, 2008 and 2007, respectively.

Derivative Financial Instruments

        The company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. Changes in the fair value of derivatives that are designated as hedges, depending on the nature of the hedge, are recognized as either an offset against the change in fair value of the hedged balance sheet item in the case of fair value hedges or as other comprehensive income in the case of cash flow hedges, until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings as other income or expense.

        In the normal course of business, the company has involvement with derivative financial instruments related to managing fluctuations in interest, foreign exchange rates, and forward contracts in various commodities. The company periodically employs interest rate swap and forward-rate agreements, and foreign currency exchange contracts as necessary. At the time of acquiring financial instruments, the company designates and assigns these instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument. The company enters into forward contracts in various commodities to reduce exposure to commodity related price fluctuations. These forward contracts do not meet hedging criteria and accordingly, the company recognizes the change in fair value related to these forward contracts in costs of goods sold. The company does not enter into derivative financial instruments for speculative purposes.

Equity-Based Compensation

        The company has several stock-based employee compensation plans which are more fully described in Note 6. Compensation expense for stock options is recorded over the vesting period using the fair value on the grant date, as calculated using the Black-Scholes model. Compensation expense for stock options was $13.2 million, $12.0 million, and $8.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification was issued. The standard established the Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), and is effective for interim and annual periods ending after September 15, 2009. The company has adopted the standard as of September 30, 2009. Other than the manner in which accounting guidance is referenced, the adoption had no impact on the company's financial statements.

        On January 1, 2009, the company adopted guidance issued by the FASB on fair value measurements as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption, as it relates to nonfinancial assets and nonfinancial liabilities, did not have a material impact on the company's financial statements for the year ended December 31, 2009. The provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption.

        On January 1, 2009, the company adopted guidance issued by the FASB on disclosures about derivative instruments and hedging activities. The guidance requires enhanced disclosures about an entity's derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Other than the required disclosures, the adoption had no impact on the company's financial statements.

        On January 1, 2009, the company adopted guidance issued by the FASB to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interest, previously called a minority interest, is defined as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Guidance requires, among other items, that a noncontrolling interest be included in the consolidated balance sheets within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements were applied retrospectively. The adoption did not have a material impact on the company's financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

        On January 1, 2009, the company adopted guidance issued by the FASB on business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. In a business combination, including business combinations achieved in stages (step acquisition), the acquirer is required to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, it requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption did not have a material impact on the company's financial statements. For any future acquisitions, we expect the adoption will have an impact on the company's consolidated financial statements, however, the magnitude of the impact will depend on the nature, terms and size of the acquisition.

        On January 1, 2009, the company adopted guidance issued by the FASB on the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under prior guidance in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption had no impact on the company's financial statements.

        On January 1, 2009, the company adopted guidance issued by the FASB on determining whether instruments granted in share-based payment transactions are participating securities, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption had no impact on the company's financial statements.

        On June 30, 2009, the company adopted guidance issued by the FASB on subsequent events. It discusses management's assessment of subsequent events and incorporates this guidance into accounting literature. It is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the company's financial statements. The company has evaluated subsequent events through February 22, 2010, the date its consolidated financial statements were filed with the SEC.

Note 2. Acquisitions

Sturgis Iron & Metal

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

        The purchase price of $376.3 million for the remaining 75% equity interest in Recycle South, combined with the 25% interest already owned pursuant to the OmniSource acquisition, resulted in an aggregate purchase price of $501.8 million. Goodwill and intangible assets of $301.3 million and $126.0 million, respectively, were recorded as a result of the acquisition. The goodwill is deductible for tax purposes. During 2009 the company adjusted the initial purchase price allocation to reflect further refinement in the valuation of the acquisition. The final purchase price allocation below is based on actual acquisition costs and the fair value of the acquired assets, assumed liabilities and identifiable intangible assets (in thousands):

	December 31, 2008	Adjustments	December 31, 2009
Current assets	$213,513	$(2,400)	$211,113
Property, plant and equipment, net	94,484	5,322	99,806
Intangible assets	155,000	(29,000)	126,000
Goodwill	272,355	28,978	301,333
Other assets	5,406	(926)	4,480

Total assets acquired	740,758	1,974	742,732

Current liabilities, excluding debt	94,015	1,974	95,989
Debt	144,947	—	144,947

Total liabilities assumed	238,962	1,974	240,936

Net assets acquired	$501,796	$—	$501,796

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

        The identifiable intangible assets related to the acquisition consisted of the following (in thousands):

	Amount	Useful Life
Customer relationships	$21,000	20 years
Scrap generator relationships	77,000	20 years
Trademarks	16,000	3 years
Covenants not to compete	12,000	5 years

	$126,000

        The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed. Finite-lived trademarks and covenants not to compete are amortized using a straight line methodology. The related aggregate amortization expense recognized for the years ended December 31, 2009 and 2008 was $21.4 million and $5.0 million, respectively. The estimated intangible asset amortization expense related to the total acquisition of Recycle South for the next five years and thereafter follows (in thousands):

2010	$16,483
2011	12,802
2012	10,620
2013	8,492
2014	6,095
Thereafter	45,138

Total	$99,630

        Unaudited Pro Forma Information.    The following unaudited pro forma information is presented below as if the acquisition of Recycle South (effective on June 9, 2008) had occurred as of January 1, 2008 (in thousands, except per share amounts):

Year Ended December 31, 2008
Net sales	$8,454,180
Net income	486,462
Basic earnings per share, attributable to Steel Dynamics, Inc. stockholders	$2.57
Diluted earnings per share, attributable to Steel Dynamics, Inc. stockholders	2.50

        The information presented above is for information purposes only and is not necessarily indicative of the actual results that could have occurred had the acquisition been consummated at January 1, 2008, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company. The actual results of Recycle South are included in the

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

consolidated results of the company as of its acquisition date. The pro forma results reflect the inclusion of the acquired operations of Recycle South for the year ended December 31, 2008.

Note 3. Long-Term Debt

        The company's borrowings consisted of the following at December 31 (in thousands):

	2009	2008
Senior secured revolving credit facility, due 2012	$167,000	$366,000
Senior secured term A loan, due 2012	—	568,200
7 3/8% senior notes, due 2012	700,000	700,000
5.125% convertible senior notes, due 2014	287,500	—
6 3/4% senior notes, due 2015	500,000	500,000
7 3/4% senior notes, due 2016	500,000	500,000
Other secured obligations	68,254	16,184

Total debt	2,222,754	2,650,384
Less current maturities	168,182	431,223

Long-term debt	$2,054,572	$2,219,161

Senior Secured Credit Facility

        The company has a senior secured revolving credit facility of $874.0 million due June 2012 and is secured by substantially all of the company's and its wholly-owned subsidiaries' receivables and inventories and by pledges of all shares of the company's wholly-owned subsidiaries' capital stock. In June 2009, the company repaid its Term A loan of $552.0 million from the net proceeds of a concurrent issuance of common stock and $287.5 million of 5.125% convertible senior notes due 2014. Net proceeds received from the combined issuances were approximately $678.8 million. In conjunction with these offerings, the company also amended its senior secured credit agreement, increasing the facility pricing, while allowing for greater flexibility within the financial covenants during 2009 and 2010, among other things.

        The amended facility pricing grid is adjusted quarterly and is based on company's leverage of total debt to last-twelve—month's (LTM) adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions, as defined in the credit agreement). The minimum pricing is LIBOR plus 3.00% or Prime plus 1.00% and the maximum pricing is LIBOR plus 3.50% or Prime plus 1.50%. In addition the company is subject to an unused commitment fee of .50% which is applied to the unused portion of the $874.0 million revolver each quarter. At December 31, 2009, the weighted average interest rate of the company's outstanding borrowings under the senior secured credit facility was 3.6%.

        The company was in compliance with its financial covenants at December 31, 2009 and anticipates remaining in compliance during the next twelve months. The amended financial covenants are as follows:

  I.
  First Lien Leverage—First lien leverage is defined as the ratio of the company's consolidated LTM adjusted EBITDA to the company's consolidated first lien, or secured debt, as defined

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

    within the credit agreement. At December 31, 2009, the company's first lien leverage was .49x. The company must maintain a first lien leverage of not more than:

      •
      2.50 to 1.00 for April 1, 2009 to September 30, 2010

      •
      3.00 to 1.00 for December 31, 2010 through maturity

  II.
  Interest Coverage—Interest coverage is defined as the ratio of the company's consolidated LTM adjusted EBITDA to the company's consolidated LTM interest payable, as defined in the credit agreement. At December 31, 2009 the company's interest coverage was 2.64x. The company must maintain an interest coverage of not less than:

    •
    1.25 to 1.00 for June 30, 2009 to December 31, 2009

    •
    2.00 to 1.00 for March 31, 2010 to June 30, 2010

    •
    2.50 to 1.00 for September 30, 2010 through maturity

  III.
  Total Debt Leverage—Total debt leverage is defined as the ratio of the company's consolidated LTM adjusted EBITDA to the company's consolidated total debt, as defined within the credit agreement. The company must maintain a total debt leverage of less than 5.00 to 1.00 beginning December 31, 2010 and continuing through maturity. In addition, if the total debt to consolidated LTM adjusted EBITDA ratio exceeds 3.50 to 1.00 at any time, then the ability of the company to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited to $25.0 million per quarter.

        At December 31, 2009, the company had $683.1 million of availability on the senior secured revolver. The amendment also activated a monthly borrowing base requirement regarding the maximum availability for the $874.0 million senior secured revolver. At the end of each month, the company's revolver must be the lesser of:

  I.
  $874.0 million less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement; or

  II.
  The sum of 85% of the company's eligible accounts receivable and 65% of the company's eligible inventories, less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement.

        On November 4, 2008, the company entered into an interest rate swap agreement with a notional amount of $185.0 million pursuant to which the company agreed to receive LIBOR payments and make fixed rate payments of 2.21% on the twenty-eighth day of each month and was accounted for as a cash flow hedge. The interest rate swap was terminated in June 2009, in conjunction with the repayment of the company's Term A loan, and the deferred loss was reversed during 2009 as the future cash flows associated with the underlying item hedged (Term A loan) no longer existed. The fair value of the interest rate swap was a liability of $2.3 million at December 31, 2008.

7 3/8% Senior Notes

        On October 12, 2007, the company issued $700.0 million of non-callable 7 3/8% Senior Notes due 2012 (7 3/8% Notes). The net proceeds from the 7 3/8% Notes were used to finance the company's

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

acquisition of OmniSource and to repay a portion of the senior secured revolver amounts then outstanding.

        The 7 3/8% Notes have a maturity of five years and pay interest semi-annually on May 1 and November 1 of each year. Prior to November 1, 2010, the company may redeem up to 35% of the principal amount of the 7 3/8% Notes with the net cash proceeds of one or more sales of its common stock at a redemption price of 107.375%, provided that at least 65% of the aggregate principal amount of the 7 3/8% Notes originally issued remains outstanding after such redemption. The 7 3/8% Notes are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

5.125% Convertible Senior Notes

        During June 2009, the company issued $287.5 million of 5.125% convertible senior notes due June 15, 2014. The net proceeds from these notes, along with the issuance of common stock was approximately $678.8 million and was used to prepay the term A loan on the senior secured credit facility as well as repay a portion of the company's revolving credit facility then outstanding.

        The 5.125% convertible senior notes due 2014 are non-callable for five years and bear interest at 5.125% payable semi-annually in arrears on June 15 and December 15 of each year, which began December 15, 2009. Note holders can convert the notes into the company's common stock at an initial conversion rate of 56.9801 per $1,000 principal amount of notes (16,381,779 shares). The conversion rate is fixed except for standard anti-dilution provisions. In addition, the notes may be redeemed on or after June 20, 2012, if the last reported sales price of the company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the company provides the notice of redemption to holders exceeds 130% of the applicable conversion price in effect on each such trading day, the company may redeem for cash all or part of the notes at a price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. The 5.125% convertible senior notes are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

6 3/4% Senior Notes

        On April 3, 2007, the company issued $500.0 million of 6 3/4% Senior Notes due 2015 (6 3/4% Notes). The net proceeds from the 6 3/4% Notes were used for the following: to redeem the company's then existing $300.0 million 9 1/2% senior notes due March 2009 (9 1/2% Notes) at a redemption price of 102.375%; to repay amounts then outstanding under the company's senior secured revolving credit facility; and for general corporate purposes. In connection with the redemption of the 9 1/2% Notes, the company also terminated an underlying $200.0 million fair-value interest rate swap at an after-tax cost of $3.1 million, which was recognized in other expense as a loss on hedging activities during the second quarter of 2007. In addition, the company incurred the following: an after-tax expense of approximately $4.5 million related to the call premium, an after-tax benefit of approximately $2.1 million related to the recognition of the remaining unamortized bond premium, and an after-tax expense of approximately $1.4 million related to the write-off of previously capitalized financing costs.

        The 6 3/4% Notes have a maturity of eight years and pay interest semiannually on April 1 and October 1 of each year. The 6 3/4% Notes contain provisions that allow the company to redeem the

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

notes any time on or after April 1, 2011 at a redemption price of 103.375%, on or after April 1, 2012 at a redemption price of 101.688%, and on or after April 1, 2013 at 100.000%. The 6 3/4% Notes are in equal right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

7 3/4% Senior Notes

        During April 2008, the company issued $500.0 million of 7 3/4% Senior Notes due 2016 (7 3/4% Notes). The net proceeds from the 7 3/4% Notes were used to repay amounts then outstanding under the company's senior secured revolving credit facility and for general corporate purposes, including the acquisition of Recycle South as described in Note 2.

        The 7 3/4% Notes have a maturity of eight years and pay interest semi-annually on April 15 and October 15 of each year. Prior to April 15, 2011, the company may redeem up to 35% of the principal amount of the 7 3/4% Notes with the net cash proceeds of one or more sales of its common stock at a redemption price of 107.750%. In addition, the company may redeem the 7 3/4% Notes at anytime after April 15, 2012 at a redemption price of 103.875%, on or after April 15, 2013 at a redemption price of 101.938%, and on or after April 15, 2014 at a redemption price of 100.000%. The 7 3/4% Notes are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

Other Secured Obligations

        Other secured obligations of the company include the following.

        State and Local Government Municipal Bond Issues.    In November 1998, the company received $10.0 million from Whitley County, Indiana, representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities. The bonds bear interest at 7.3%, with interest payable semi-annually and principal payments due through final maturity in November 2018. The outstanding principal balance was $7.6 million and $8.0 million, as of December 31, 2009 and 2008, respectively.

        Electric Utility Development Loans.    In April 2002, the company received $9.8 million from the Northeastern Rural Electric Membership Corporation (REMC) and Wabash Valley Power Association, Inc. to finance the company's portion of the cost to construct a transmission line and certain related facilities at the Structural and Rail Division. The loan bears interest at 8.1%, with monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years, with the unpaid principal due at the end of 10 years. The company established an unused $4.0 million stand-by letter of credit for the REMC agreement. The outstanding principal balance on the transmission facility loan was $7.7 million and $8.0 million as of December 31, 2009 and 2008, respectively.

        Mesabi Nugget Loan Participation.    Pursuant to the construction and financing of the Mesabi Nugget iron-nugget project, the company entered into a financing arrangement with Mesabi Nugget (a consolidated subsidiary), which is 81%-owned by the company and 19%-owned by Kobe Iron Nugget, LLC (Kobe). The two agreements provide Mesabi Nugget with a $20.0 million revolving credit facility and a $130.0 million term facility, in both agreements the company is the lender (with first lien

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

security rights on substantially all of Mesabi Nugget's assets) and Mesabi Nugget is the borrower. Under the term agreement the company sold and assigned to Kobe a 19% participation interest, for which Kobe provided $25.0 million, which is included in the company's consolidated other long term debt at December 31, 2009. The portion of the outstanding balance between the company and Mesabi Nugget are eliminated though consolidation. The weighted average interest rate at December 31, 2009 was 3.0%.

        Minnesota Economic Development State Loans.    Pursuant to the Mesabi Nugget project, during 2009 Mesabi Nugget received $23.9 million, with a current interest rate of 3.5%, of total committed funds of $26.5 million from various Minnesota state agencies for the construction and ultimate operation of the company's Mesabi Nugget project, which is located in Minnesota. Principal and interest payments are not required until certain production levels are met, as defined within the loan agreements. The company currently estimates payments may be required during the third quarter of 2011, based on current start-up levels.

Outstanding Debt Maturities

        The outstanding senior secured revolver balance of $167.0 million at December 31, 2009, is classified as a current liability on the company's balance sheet because the company generally uses its free cash flows to reduce the outstanding balance whenever possible. Maturities of outstanding debt, as of December 31, 2009, are as follows (in thousands):

2010	$168,182
2011	6,617
2012	710,235
2013	7,479
2014	295,178
Thereafter	1,035,063

$2,222,754

        The company capitalizes interest on all appropriate construction-in-progress assets. For the years ended December 31, 2009, 2008 and 2007, total interest costs incurred were $162.3 million, $162.4 million and $69.1 million, respectively, of which $20.9 million, $17.8 million and $13.7 million, respectively, were capitalized. Cash paid for interest was $156.2 million, $152.3 million and $56.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 4. Income Taxes

        The company files a consolidated federal income tax return. Cash paid for taxes was $5.0 million, $341.5 million, and $208.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes (Continued)

The current and deferred federal and state income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

	2009	2008	2007
Current income tax expense (benefit)	$(96,140)	$255,382	$223,030
Deferred income tax expense	88,922	25,045	12,642

Total income tax expense (benefit)	$(7,218)	$280,427	$235,672

        A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

	2009	2008	2007
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9	4.4	4.3
Other permanent differences	2.7	(1.2)	(1.9)

Effective tax rate	39.6%	38.2%	37.4%

        Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2009	2008
Deferred tax assets
Capitalized start-up costs	$29,784	$26,732
Assets capitalized for tax, expensed for books	18,552	17,842
Accrued expenses	35,465	35,513
Other	1,962	—

Total deferred tax assets	85,763	80,087

Deferred tax liabilities
Property, plant and equipment	(420,017)	(361,785)
Intangible assets	(60,722)	(52,525)
Other	—	(7,711)

Total deferred tax liabilities	(480,739)	(422,021)

Net deferred tax liability	$(394,976)	$(341,934)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
Balance at January 1, 2009	$47,875	$41,973	$31,097
Increases related to current year tax positions	780	1,815	4,552
Increases related to prior year tax positions	5,099	27,958	6,324
Decreases related to prior year tax positions	(3,766)	(3,166)	—
Lapses in statutes of limitations	(401)	—	—
Settlements with taxing authorities	—	(20,705)	—

Balance at December 31, 2009	$49,587	$47,875	$41,973

        Included in the balance of unrecognized tax benefits at December 31, 2009 are potential benefits of $20.3 million that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2009, the company recognized interest expense of $1.3 million, net of tax, and benefits from the reduction of penalties of $111,000. At December 31, 2009, the company had $9.1 million accrued for the payment of interest and penalties.

        The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) is currently examining the company's federal income tax returns for the years 2004 through 2007. At this time the company does not expect to have any significant examination adjustments that would result in a material change to the company's financial position or results of operations. The state of Indiana completed its examination of the calendar years 2000 through 2005 in the third quarter of 2008. The total tax paid to settle the examinations was $20.7 million. This amount was included in the balance of the unrecognized tax benefits recorded when the company adopted FIN 48 on January 1, 2007. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of state and federal income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $3.9 million by the end of 2010. With few exceptions, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2006.

Note 5. Shareholders' Equity

Common Stock Issuance

        In June 2009 the company completed a public offering of 31,050,000 shares of its common stock at a public offering price of $13.50 per share. Net proceeds of the offering along with the concurrent issuance of the company's 5.125% convertible senior notes due 2014 was approximately $678.8 million, after deducting underwriting discounts, commissions and other offering expenses. The net proceeds from this offering were used to repay the company's Term A loan of $552.0 million and for general corporate purposes, including the repayment of then outstanding borrowings on the company's senior secured revolver.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Shareholders' Equity (Continued)

Two-For-One Stock Split

        Effective March 19, 2008, the company's board of directors authorized a two-for-one stock split and an increase in the company's authorized common shares from 200 million with a par value of $.005 per common share to 900 million with a par value of $.0025 per common share. Stockholders of the company approved this increase on May 21, 2008 at the company's annual meeting. All prior period share and per share amounts have been adjusted to reflect the stock split.

Cash Dividends

        The company declared cash dividends of $66.7 million, or $.325 per common share, during 2009; $75.2 million, or $.40 per common share, during 2008; and $55.6 million, or $.30 per common share, during 2007. The company paid cash dividends of $68.7 million, $71.3 million and $55.6 million during 2009, 2008 and 2007, respectively. Pursuant to the company's senior secured credit agreement, if the company's total debt leverage exceeds 3.50 to 1.00 at any time, the company's restricted payments, which include dividends, are limited to $25.0 million per quarter.

Treasury Stock

        The company's board of directors has authorized the company to repurchase shares of the company's common stock through open market trades. The company did not repurchase any shares during 2009, and repurchased 22.3 million shares for $501.8 million during 2008; and 25.3 million shares for $533.7 million during 2007. As of December 31, 2009, the company had remaining authorization to repurchase approximately 3.6 million additional shares. The repurchase program does not have an expiration date.

        On June 8, 2008, the company issued 3.9 million shares of its treasury stock pursuant to the acquisition of Recycle South. On October 26, 2007, the company issued 19.4 million shares of its treasury stock pursuant to the acquisition of OmniSource. During 2008 and 2007, the company issued 8.8 million and 58,800 shares, respectively, of its treasury stock upon conversion of $37.3 million and $250,000 of its 4.0% convertible subordinated notes due 2012. As of December 31, 2008, all the 4.0% convertible subordinated notes had been exchanged for the company's common stock.

Note 6. Equity-based Incentive Plans

2006 Equity Incentive Plan (2006 Plan)

        The company's stockholders approved the 2006 Plan at the company's annual meeting of stockholders held May 18, 2006. The 2006 plan replaced the company's Amended and Restated 1996 Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan. The replaced plans will continue in effect until all matters relating to the exercise of the existing options have been settled; however, no further options will be issued from the replaced plans. The company reserved 16.0 million shares of common stock for issuance upon exercise of options or grants under the 2006 Plan. At December 31, 2009, there were 5.4 million shares still available for issuance. The 2006 Plan was designed to attract, motivate and retain qualified persons that are able to make important contributions to the company's success. To accomplish these objectives, the 2006 Plan provides for awards of equity-based incentives through option grants, restricted stock awards, unrestricted stock awards, stock appreciation rights and performance awards. The company issued 32,900 shares, 14,500 shares and

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

21,700 shares of restricted stock and 1.6 million, 5.6 million and 1.2 million options were granted to the 2006 Plan participants during 2009, 2008 and 2007, respectively. No other equity-based incentives were issued pursuant to the 2006 Plan during the three year period ended December 31, 2009.

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

        The estimated weighted-average fair value of the individual options granted on the date of grant was $5.14, $3.12, and $5.64 during 2009, 2008 and 2007, respectively. The aggregate intrinsic value of options exercised was $26.2 million, $17.5 million and $26.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The aggregate intrinsic value of options which were exercisable as of December 31, 2009 was $40.8 million. The aggregate intrinsic value of options that are currently outstanding and that are expected to be exercised is $41.9 million. The disclosures related to the effect of equity-based compensation expense for the year ended December 31, 2009, 2008 and 2007, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2009	2008	2007
Volatility(1)	67.2 - 67.4%	50.8 - 60.2%	38.2 - 40.2%
Risk-free interest rate(2)	2.1 - 2.2%	2.0 - 3.1%	3.4 - 4.7%
Dividend yield(3)	1.7 - 2.0%	1.0 - 3.6%	0.7 - 0.9%
Expected life (years)(4)	2.2 - 3.9	2.2 - 3.9	2.3 - 3.9

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

        Dividends are not paid to holders of unexercised options. The company's combined stock option activity for all plans follows:

	Options	Weighted Average Exercise Price
Outstanding options as of January 1, 2007	4,367,442	$9.93
Granted	1,198,488	24.14
Exercised	(2,079,138)	10.29
Forfeited	(77,398)	16.81

As of December 31, 2007	3,409,394	14.84
Granted	5,611,105	8.79
Exercised	(932,249)	11.87
Forfeited	(101,569)	25.87

As of December 31, 2008	7,986,681	10.86
Granted	1,637,107	15.04
Exercised	(2,807,898)	5.81
Forfeited	(326,519)	15.83

As of December 31, 2009	6,489,371	13.69

        The following table summarizes certain information concerning the company's outstanding options as of December 31, 2009. (Note: There were no outstanding options in the $25 to $35 range of exercise price.)

Range of Exercise Price	Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding Options	Exercisable Options	Weighted Average Exercise Price Exercisable Options
$0 to $10	2,982,340	3.3	$5.63	2,982,340	$5.63
$10 to $15	1,085,897	3.6	14.10	1,085,897	14.10
$15 to $20	1,096,421	4.0	15.94	334,148	15.46
$20 to $25	813,004	2.7	24.50	813,004	24.50

2008 Executive Incentive Compensation Plan (Executive Plan)

        Pursuant to the company's Executive Plan, certain officers and other senior management members of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company, which vests over a three-year period. A total of 2.5 million shares have been reserved under this plan, which was amended, and approved by stockholders, during 2008. At December 31, 2009, 2.2 million shares under the Executive Plan remained available for issuance. Pursuant to the 2008 and 2003 Executive Plans, shares were awarded with a market value of approximately $3.6 million and $3.2 million for the award years 2008 and 2007, respectively, and no shares were awarded for 2009.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

2004 Employee Stock Purchase Plan

        The 2004 Employee Stock Purchase Plan allows eligible employees, at their election, to purchase shares of the company's stock on the open market at fair market value with a designated broker through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees' payroll deductions. The company's total expense for the plan was $304,000, $210,000 and $142,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 7. Derivative Financial Instruments

        The company is exposed to certain risks relating to its ongoing business operations. At times the company utilizes derivative instruments to mitigate commodity margin risk, interest rate risk, and foreign currency exchange rate risk. Forward contracts on various commodities are entered into to manage the price risk associated with forecasted purchases and sales of non-ferrous materials (specifically aluminum, copper, nickel and silver) from the company's metals recycling operations. Interest rate swaps are entered into to manage interest rate risk associated with the company's fixed and floating-rate borrowings. Forward exchange contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk as necessary.

        The company designated its interest rate swap, which was terminated in June 2009, as a cash flow hedge of floating-rate borrowings. Forward contracts on various commodities and forward exchange contracts on various foreign currencies are not designated as hedging instruments.

        Cash Flow Hedging Strategy.    For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in "interest expense" when the hedged transactions are interest cash flows associated with floating-rate borrowings). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), or hedge components excluded from the assessment of effectiveness, are recognized in the statement of operations during the current period.

        Commodity futures contracts.    If the company is "long" on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is "short" on a futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company's

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Derivative Financial Instruments (Continued)

commodity futures contract commitments as of December 31, 2009 (MT represents tonnes and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	1,400	MT
Aluminum	Short	2,775	MT
Copper	Long	3,402	MT
Copper	Short	8,301	MT
Nickel	Long	684	MT
Nickel	Short	1,344	MT
Silver	Short	1,029	Lbs

        The following summarizes the location and amounts of the fair values reported on the company's balance sheets and gains or losses related to derivatives included in the company's statements of operations as of and for the years ended December 31 (in thousands):

		Fair Value
Balance Sheets, as of December 31		2009	2008
Commodity futures net liability	Accrued expenses	$3,113	$38,371
Interest rate swap liability	Accrued expenses	—	2,294

Statement of Operations, Year Ended December 31		Gain 2009	Loss 2008
Commodity futures contracts	Costs of goods sold	$7,347	$27,208
Interest rate swap	Other comprehensive income	2,294	2,294
Interest rate swap	Other expense	1,350	—

Note 8. Fair Value Measurements

        FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Fair Value Measurements (Continued)

        The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31, 2009 and 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2009
Commodity futures—financial assets	$3,819	$—	$3,819	$—
Commodity futures—financial liabilities	6,932	—	6,932	—
2008
Commodity futures—financial assets	15,866	—	15,866	—
Interest rate swap	2,294	—	2,294	—
Commodity futures	54,237	—	54,237	—

Financial liabilities	$56,531	$—	$56,531	$—

        The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair value of the interest rate swap was based on quoted market prices for similar swap agreements. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, was approximately $2.3 billion and $2.1 billion at December 31, 2009 and 2008, respectively, and was determined based on quoted market prices.

Note 9. Commitments and Contingencies

        The company has entered into certain commitments with suppliers which are of a customary nature within the steel industry. Commitments have been entered into relating to future expected requirements for such commodities as iron ore, zinc, natural gas, electricity and certain transportation services. Certain commitments contain provisions which require that the company "take or pay" for specified quantities without regard to actual usage for periods of up to 24 months for physical commodity requirements and for up to 11 years for commodity transportation requirements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Commitments and Contingencies (Continued)

        The company has commitments for natural gas and its transportation with "take or pay" or other similar commitment provisions for the years ending December 31, as follows (in thousands):

2010	$32,019
2011	11,955
2012	1,979
2013	1,773
2014	1,737
Thereafter	8,319

$57,782

        The company fully utilized all such "take or pay" requirements during the past three years under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The company purchases its electricity consumed at its Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as "interruptible service" during 2010. The contract also establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        At December 31, 2009, the company has outstanding construction-related commitments of $60.1 million primarily related to construction of the iron-nugget production facility and potential future mining operations in Hoyt Lakes, Minnesota. The company's commitments for operating leases are discussed in Note 12.

        On February 1, 2008, the company was sued by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand, alleging damages in excess of $1.1 billion, arising out of Steel Dynamics' activities in providing consulting services to a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998. On April 30, 2008, Steel Dynamics filed a Motion to Dismiss the lawsuit,, and on February 23, 2009, the court dismissed the complaint, with prejudice, and denied the plaintiffs leave to amend their complaint. The Plaintiff has appealed this dismissal. All briefs have been filed and oral argument was held on October 8, 2009.

        On September 17, 2008, Steel Dynamics, Inc. and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act. The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products. Six additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005 and the present. The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Commitments and Contingencies (Continued)

lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently in the process of commencing some discovery. Although the company believes that the lawsuits are without merit and plans to aggressively defend these actions, the company cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

        On March 18, 2009, Steel Dynamics, Inc., together with its Chairman and Chief Executive Officer, Keith E. Busse, and John Bates, a member of its board of directors, were served with a complaint, captioned Panasuk v. Steel Dynamics, Inc., et al., Civil Action No. 1109cv0066, filed in the United States District Court for the Northern District of Indiana, Fort Wayne Division, purporting to represent a class of purchasers of Steel Dynamics common stock between January 26, 2009 and March 11, 2009. The complaint, which was amended on July 13, 2009, alleged securities fraud in connection with the company's issuance of certain earnings guidance and sought damages in an unspecified amount. On August 31, 2009, the company and Messrs. Busse and Bates filed Motions to Dismiss the amended complaint. On December 21, 2009, the District Court granted all of the defendants' motions to dismiss and entered a final judgment of dismissal. Plaintiffs did not appeal.

        On November 23, 2009, OmniSource Corporation was served the Director's Final Findings and Orders from the State of Ohio Environmental Protection Agency alleging violations of air pollution control rules, ordering new operating practices to address the violations, and assessing civil penalties in the amount of $325,600. The parties are currently in the process of settlement discussions.

Note 10. Transactions with Affiliated Companies

        The company sells flat rolled products and occasionally purchases ferrous materials from Heidtman. The president and chief executive officer of Heidtman is a member of the company's board of directors and a stockholder of the company. Transactions with Heidtman for the years ended December 31, are as follows (in thousands):

	2009	2008	2007
Sales	$132,272	$291,030	$219,737
Percentage of consolidated net sales	3%	4%	5%
Accounts receivable	26,983	47,999	39,741
Purchases	11,864	63,182	64,613
Accounts payable	468	919	4,905

        On September 15, 2009, the company purchased from Heidtman a 32 acre tract of land adjacent to the company's Flat Roll Division in Butler, Indiana, together with a 387,000 square foot building for a purchase price of $9.3 million. Contemporaneously the company purchased from Heidtman equipment located at this site for a purchase price of $18.6 million. Immediately following the acquisition of this property, the company leased the real estate and equipment to Heidtman for a term of five years commencing on September 15, 2009 and terminating on August 31, 2014. Heidtman pays the company a monthly rental for the real estate and for the equipment. The real estate and equipment have been used, and will continue to be used, by Heidtman in its steel processing operations.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Transactions with Affiliated Companies (Continued)

        The company also purchases and sells recycled and scrap metal with other smaller affiliated companies. These transactions are as follows (in thousands):

	2009	2008	2007
Sales	$16,156	$46,240	$5,968
Accounts receivable	3,573	1,922	4,362
Purchases	81,926	217,575	36,711
Accounts payable	6,297	2,732	15,023

Note 11. Retirement Plans

        The company sponsors several 401(k) retirement savings and profit sharing plans for eligible employees, which are considered "qualified plans" for federal income tax purposes. The company's total expense for the plans was $5.3 million, $73.0 million and $62.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The company's board of director's increased the contribution percentage of its primary 401(k) retirement savings and profit sharing plan from 6% to 8% of pretax earnings effective August 1, 2006, to accommodate increased participant levels. During 2008 the company's board of directors modified the contribution percentage to consist of 2% of consolidated pretax earnings plus a unique percentage of each of the company's operating segments' pretax earnings after allocation of certain corporate expenses. The resulting total contribution was $2.2 million, $61.7 million and $50.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 12. Leases

        The company has operating leases principally relating to transportation equipment, real estate, and office equipment. Certain leases include escalation clauses, and/or purchase options. The company paid $15.3 million, $14.6 million, and $3.6 million for operating leases, including month-to-month agreements, for the years ended December 31, 2009, 2008, and 2007, respectively. At December 31, 2009, future minimum payments for all non-cancelable operating leases with an initial or remaining term of one year or more are as follows (in thousands):

2010	$13,091
2011	10,922
2012	8,360
2013	6,247
2014	3,995
Thereafter	5,531

$48,146

Note 13. Segment Information

        The company has three reportable segments: steel operations, steel fabrication operations and metals recycling and ferrous resources operations. These operations are described in Note 1 to the financial statements. Revenues included in the category "Other" are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Segment Information (Continued)

processing, slitting, and sale of certain steel products and the resale of certain secondary and excess steel products. In addition, "Other" also includes certain unallocated corporate accounts, such as the company's senior secured credit facilities, senior notes, convertible senior notes, certain other investments and certain profit sharing expenses.

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

        The company's segment results for the years ended December 31, are as follows (in thousands):

For the year ended December 31, 2009	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations		Consolidated
Net Sales
External	$2,443,709	$1,121,803	$156,499	$50,937		$—		$3,772,948
External Non-U.S.	67,394	118,351	—	113		—		185,858
Other segments	95,866	441,979	1,509	5,796		(545,150)		—

	2,606,969	1,682,133	158,008	56,846		(545,150)		3,958,806

Operating income (loss)	196,225	(4,709)	(6,356)	(45,356	)(1)	(20,273	)(2)	119,531
Income (loss) before income taxes	127,701	(42,360)	(11,861)	(68,793)		(22,924)		(18,237)
Depreciation and amortization	104,184	105,627	6,060	5,555		—		221,426
Capital expenditures	68,968	251,695	(473)	12,443		(2,581)		330,052
As of December 31, 2009
Assets	2,236,985	2,276,238	151,512	759,859	(3)	(294,722	)(4)	5,129,872
Liabilities	194,234	412,360	7,778	2,802,696	(5)	(290,461	)(6)	3,126,607

Footnotes related to December 31, 2009 segment results (in millions):

(1)	Corporate SG&A	$(26.5)	(2)	Margin reduction from intra-company sales	$(20.3)
	Company-wide stock option expense	(13.2)
	Profit Sharing	(2.2)
	Other losses	(3.5)

		$(45.4)
(3)	Deferred tax asset	$307.0	(4)	Elimination of intra-company receivables	$(27.0)
	Tax refunds receivable	137.0		Deferred income taxes elimination	(85.8)
	Debt issuance costs	24.0		Elimination of intra-company debt	(174.9)
	Property, plant and equipments, net	44.5		Other	(7.0)

	Intra-company debt receivable	174.9			$(294.7)
	Other	72.5

		$759.9
(5)	Debt	$2,158.2	(6)	Deferred income taxes elimination	$(88.2)
	Deferred income taxes	504.6		Intra-company debt	(174.9)
	Accounts payable	37.8		Intra-company payables	(27.0)
	Accrued interest	27.3		Other	(0.4)

	Other	74.8			$(290.5)

		$2,802.7

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Segment Information (Continued)

For the year ended December 31, 2008	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other	Eliminations	Consolidated
Net Sales
External	$4,809,438	$2,290,769	$374,751	$139,109	$—	$7,614,067
External Non-U.S.	272,258	193,886	—	310	—	466,454
Other segments	318,023	1,207,766	781	1,677	(1,528,247)	—

	5,399,719	3,692,421	375,532	141,096	(1,528,247)	8,080,521

Operating income (loss)	843,030	104,847	17,875	(140,291)	20,907	846,368
Income (loss) before income taxes	772,415	81,751	9,428	(149,560)	20,907	734,941
Depreciation and amortization	115,104	81,345	7,616	4,687	—	208,752
Capital expenditures	218,388	179,609	10,731	3,769	—	412,497
As of December 31, 2008
Assets	2,571,068	2,098,098	219,770	468,523	(103,882)	5,253,577
Liabilities	198,289	191,285	9,868	3,314,138	(92,316)	3,621,264

For the year ended December 31, 2007	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other	Eliminations	Consolidated
Net Sales
External	$3,312,252	$367,860	$358,436	$76,834	$—	$4,115,382
External Non-U.S.	234,878	33,914	—	375	—	269,167
Other segments	212,110	196,796	2,852	1,641	(413,399)	—

	3,759,240	598,570	361,288	78,850	(413,399)	4,384,549

Operating income (loss)	736,912	19,643	29,107	(98,679)	3,762	690,745
Income (loss) before income taxes	694,546	18,970	26,542	(113,897)	3,668	629,829
Depreciation and amortization	108,049	16,728	6,011	7,348	—	138,136
Capital expenditures	255,711	60,005	54,482	25,000	—	395,198
As of December 31, 2007
Assets	2,536,151	1,614,620	213,599	215,510	(60,427)	4,519,453
Liabilities	293,208	224,010	15,752	2,538,838	(81,551)	2,979,219

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information

        Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company's senior notes due 2012, 2014, 2015, and 2016. Following are the company's condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements, and notes thereto.

Condensed Consolidating Balance Sheets (in thousands)

As of December 31, 2009	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$430	$6,363	$2,215	$—	$9,008
Accounts receivable, net	201,749	461,535	9,217	(245,909)	426,592
Inventories	437,375	368,823	50,376	(3,743)	852,831
Other current assets	177,271	5,954	551	(15,404)	168,372

Total current assets	816,825	842,675	62,359	(265,056)	1,456,803
Property, plant and equiment, net	1,159,215	728,601	368,815	(2,581)	2,254,050
Intangible assets, net	—	533,510	—	—	533,510
Goodwill	—	758,259	—	—	758,259
Other assets, including investments in subs	2,476,435	326,293	9,415	(2,684,893)	127,250

Total assets	$4,452,475	$3,189,338	$440,589	$(2,952,530)	$5,129,872

Accounts payable	$87,635	$157,711	$43,567	$(26,628)	$262,285
Accured expenses	86,035	107,375	2,774	(31,090)	165,094
Current maturities of long-term debt	167,832	350	14,907	(14,907)	168,182

Total current liabilities	341,502	265,436	61,248	(72,625)	595,561
Long-term debt	2,001,953	25	238,192	(185,598)	2,054,572
Other liabilities	370,492	2,298,846	29,556	(2,222,420)	476,474
Common stock	629	19,753	7,763	(27,516)	629
Treasury stock	(730,857)	—	—	—	(730,857)
Additional paid-in-capital	972,985	117,753	112,437	(230,190)	972,985
Retained earnings	1,495,771	487,525	(23,604)	(214,181)	1,745,511

Total Steel Dynamics, Inc. stockholders' equity	1,738,528	625,031	96,596	(471,887)	1,988,268
Noncontrolling interests	—	—	14,997	—	14,997

Total stockholders' equity	1,738,528	625,031	111,593	(471,887)	2,003,265

Total liabilities and stockholders' equity	$4,452,475	$3,189,338	$440,589	$(2,952,530)	$5,129,872

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

As of December 31, 2008	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$1,389	$11,514	$3,330	$—	$16,233
Accounts receivable, net	266,709	461,366	8,410	(233,553)	502,932
Inventories	612,731	369,412	23,408	17,684	1,023,235
Other current assets	126,969	46,949	351	(6,754)	167,515

Total current assets	1,007,798	889,241	35,499	(222,623)	1,709,915
Property, plant and equiment, net	1,186,317	751,904	134,636	—	2,072,857
Intangible assets, net	—	614,786	—	—	614,786
Goodwill	—	770,438	—	—	770,438
Other assets, including investments in subs	2,480,319	259,610	8,922	(2,663,270)	85,581

Total assets	$4,674,434	$3,285,979	$179,057	$(2,885,893)	$5,253,577

Accounts payable	$119,969	$124,009	$43,322	$(23,907)	$263,393
Accured expenses	165,547	155,962	3,910	(49,054)	276,365
Current maturities of long-term debt	431,172	51	14,906	(14,906)	431,223

Total current liabilities	716,688	280,022	62,138	(87,867)	970,981
Long-term debt	2,219,085	76	6,703	(6,703)	2,219,161
Other liabilities	353,294	2,424,175	4,175	(2,350,522)	431,122
Common stock	545	19,753	7,833	(27,586)	545
Treasury stock	(737,319)	—	—	—	(737,319)
Additional paid-in-capital	541,686	117,753	101,973	(219,726)	541,686
Other accumulated comprehensive loss	(1,411)	—	—	—	(1,411)
Retained Earnings	1,581,866	444,200	(12,192)	(193,489)	1,820,385

Total Steel Dynamics, Inc. stockholders' equity	1,385,367	581,706	97,614	(440,801)	1,623,886
Noncontrolling interests	—	—	8,427	—	8,427

Total stockholders' equity	1,385,367	581,706	106,041	(440,801)	1,632,313

Total liabilities and stockholders' equity	$4,674,434	$3,285,979	$179,057	$(2,885,893)	$5,253,577

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the year ended, December 31, 2009	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$1,790,451	$4,334,533	$54,053	$(2,220,231)	$3,958,806
Costs of goods sold	1,628,271	4,055,388	52,996	(2,176,925)	3,559,730

Gross profit (loss)	162,180	279,145	1,057	(43,306)	399,076
Selling, general and administrative	68,633	208,847	15,057	(12,992)	279,545

Operating income (loss)	93,547	70,298	(14,000)	(30,314)	119,531
Interest expense, net capitalized interest	83,297	58,049	735	(721)	141,360
Other (income) expense, net	49,255	(55,700)	9	2,844	(3,592)

Income (loss) before income taxes and equity in net income of subsidiaries	(39,005)	67,949	(14,744)	(32,437)	(18,237)
Income taxes (benefit)	(15,438)	26,894	(5,835)	(12,839)	(7,218)

	(23,567)	41,055	(8,909)	(19,598)	(11,019)
Equity in net income of subsidiaries	32,146	—	—	(32,146)	—
Net loss attributable to noncontrolling interests	—	—	(2,835)	—	(2,835)

Net income (loss) attributable to Steel Dynamics, Inc.	$8,579	$41,055	$(6,074)	$(51,744)	$(8,184)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

For the year ended, December 31, 2008	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,829,864	$9,172,433	$141,316	$(5,063,092)	$8,080,521
Costs of goods sold	3,094,647	8,666,446	153,629	(5,065,460)	6,849,262

Gross profit	735,217	505,987	(12,313)	2,368	1,231,259
Selling, general and administrative	198,311	195,639	9,716	(18,775)	384,891

Operating income (loss)	536,906	310,348	(22,029)	21,143	846,368
Interest expense, net capitalized interest	72,813	66,177	768	4,816	144,574
Other (income) expense, net	248,247	(282,034)	(222)	862	(33,147)

Income (loss) before income taxes and equity in net income of subsidiaries	215,846	526,205	(22,575)	15,465	734,941
Income taxes (benefit)	81,992	190,383	(8,544)	16,596	280,427

	133,854	335,822	(14,031)	(1,131)	454,514
Equity in net income of subsidiaries	321,791	—	—	(321,791)	—
Net loss attributable to noncontrolling interests	—	—	(8,872)	—	(8,872)

Net income (loss) attributable to Steel Dynamics, Inc.	$455,645	$335,822	$(5,159)	$(322,922)	$463,386

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

For the year ended, December 31, 2007	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$2,812,970	$4,547,667	$78,866	$(3,054,954)	$4,384,549
Costs of goods sold	2,181,175	4,251,647	75,624	(3,039,591)	3,468,855

Gross profit	631,795	296,020	3,242	(15,363)	915,694
Selling, general and administrative	132,225	96,811	5,195	(9,282)	224,949

Operating income (loss)	499,570	199,209	(1,953)	(6,081)	690,745
Interest expense, net capitalized interest	41,288	14,855	(326)	(401)	55,416
Other (income) expense, net	204,663	(199,842)	186	493	5,500

Income (loss) before income taxes and equity in net income of subsidiaries	253,619	384,196	(1,813)	(6,173)	629,829
Income taxes (benefit)	101,493	139,953	(155)	(5,619)	235,672

	152,126	244,243	(1,658)	(554)	394,157
Equity in net income of subsidiaries	242,585	—	—	(242,585)	—
Net loss attributable to noncontrolling interests	—	—	(409)	—	(409)

Net income (loss) attributable to Steel Dynamics, Inc.	$394,711	$244,243	$(1,249)	$(243,139)	$394,566

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the year ended, December 31, 2009	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$261,605	$176,382	$(38,811)	$46,380	$445,556
Net cash used in investing activities	(77,069)	(71,998)	(227,459)	2,581	(373,945)
Financing activities
Issuance of long term debt	1,219,500		227,831	(178,896)	1,268,435
Repayments of long term debt	(1,699,972)	9,486	(71)		(1,690,557)
Other	294,977	(119,022)	37,396	129,935	343,286

Net cash provided by (used in) financing activities	(185,495)	(109,536)	265,156	(48,961)	(78,836)

Decrease in cash and equivalents	(959)	(5,152)	(1,114)	—	(7,225)
Cash and equivalents at beginning of period	1,389	11,514	3,330	—	16,233

Cash and equivalents at end of period	$430	$6,362	$2,216	$—	$9,008

For the year ended, December 31, 2008	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$241,886	$601,520	$6,368	$(74,473)	$775,301
Net cash used in investing activities	(389,485)	(166,347)	(113,402)	—	(669,234)
Financing activities
Issuance of long term debt	2,845,900	—	7,166	(7,166)	2,845,900
Repayments of long term debt	(2,201,670)	(200,363)	—	—	(2,402,033)
Purchase of treasury stock	(501,777)	—	—	—	(501,777)
Other	207	(243,391)	101,135	81,639	(60,410)

Net cash provided by (used in) financing activities	142,660	(443,754)	108,301	74,473	(118,320)

Increase (decrease) in cash and equivalents	(4,939)	(8,581)	1,267	—	(12,253)
Cash and equivalents at beginning of period	6,327	20,096	2,063	—	28,486

Cash and equivalents at end of period	$1,388	$11,515	$3,330	$—	$16,233

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

For the year ended, December 31, 2007	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$334,652	$87,896	$12,455	$(6,800)	$428,203
Net cash used in investing activities	(1,093,543)	(85,785)	(67,184)	(117)	(1,246,629)
Financing activities
Issuance of long term debt	3,157,053	—	4,500	(4,500)	3,157,053
Repayments of long term debt	(1,551,413)	(210,394)	(698)	698	(1,761,807)
Purchase of treasury stock	(533,654)	—	—	—	(533,654)
Other	(322,339)	215,769	51,798	10,719	(44,053)

Net cash provided by financing activities	749,647	5,375	55,600	6,917	817,539

Increase (decrease) in cash and equivalents	(9,244)	7,486	871	—	(887)
Cash and equivalents at beginning of period	15,571	12,610	1,192	—	29,373

Cash and equivalents at end of period	$6,327	$20,096	$2,063	$—	$28,486

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009:
Net sales	$814,650	$792,158	$1,172,196	$1,179,802
Gross profit (loss)	(40,627)	68,837	216,693	154,173
Operating income (loss)	(113,603)	6,284	148,448	78,402
Net income (loss)	(89,774)	(16,521)	68,730	26,546
Net income (loss) attributable to Steel Dynamics, Inc.	(87,862)	(15,991)	69,018	26,651
Earnings (loss) per share:
Basic	(.48)	(.08)	.32	.12
Diluted	(.48)	(.08)	.30	.12
2008:
Net sales	$1,902,205	$2,403,939	$2,563,943	$1,210,434
Gross profit (loss)	347,309	479,655	445,206	(40,911)
Operating income (loss)	252,407	358,872	330,918	(95,829)
Net income (loss)	143,032	211,285	187,744	(87,547)
Net income (loss) attributable to Steel Dynamics, Inc.	142,557	210,494	193,008	(82,673)
Earnings per share:
Basic	.75	1.11	.99	(.45)
Diluted	.72	1.05	.98	(.45)

        Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year. All prior period share data has been adjusted to reflect the company's two-for-one stock split effective March 2008. In addition the 2008 amounts have been adjusted to be consistent with the required reporting of net income (loss) attributable to Steel Dynamics, Inc.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A.    CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.

  Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

  Management's report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 7 of this Form 10-K and are incorporated herein by reference.

(b)
Changes in Internal Control Over Financial Reporting.

  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Our Management's Report on Internal Control Over Financial Reporting, as of December 31, 2009, can be found on page 59 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Ernst & Young LLP, on Internal Control Over Financial Reporting can be found on page 60 of this Form 10-K, each of which is incorporated by reference into this Item 8A.

ITEM 8B.    OTHER INFORMATION

        None.

 PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

        The information required to be furnished pursuant to Item 9 with respect to directors is incorporated herein by reference from the section entitled "Election of Directors" in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to Item 10 with respect to executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information relating to security ownership of certain beneficial owners and management required by Item 11 is incorporated herein by reference from the section entitled "Information on Directors and Executive Officers" in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. The Equity Compensation Plan Information required by Item 11 is set forth in the table below.

Equity Compensation Plan Information

        Our stockholders approved the Steel Dynamics, Inc. 2006 Equity Incentive Plan (2006 Plan) at our annual meeting of stockholders held May 18, 2006. The 2006 plan replaced our Amended and Restated 1996 Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan. The replaced plans will continue in effect until all matters relating to the exercise of the existing options have been settled; however, no further options will be issued. Our stockholders approved the Steel Dynamics, Inc. 2008 Equity Incentive Compensation Plan (2008 Plan) at our annual meeting of stockholders held May 22, 2008. The following table summarizes information about our equity compensation plans at December 31, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,752,451	$13.75	7,485,221
Equity compensation plans not approved by security holders	—	—	—

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required to be furnished pursuant to Item 12 with respect to certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 13.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required to be furnished pursuant to Item 13 with respect to principal accountant fees and services is incorporated herein by reference from the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

ITEM 14.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

1.
Financial Statements:

    See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 7 and described in the Index on page 58 of this Report.

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
3.1d
Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective June 2, 2009, increasing the authorized common shares to 900 million, incorporated herein by reference to Exhibit 3.1 to our Form 8-K filed June 2, 2009.
3.2a	Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed July 6, 2006.
3.2b	Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 99.1 to our Form 8-K filed August 6, 2009.

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
4.11c
Automatic Exchange and Withdrawal of Form S-4 Exchange Offer Registration Statement of Unrestricted 7 3/4% Senior Notes due April 15, 2016, incorporated herein by reference to our Form 8-K filed December 31, 2009.
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
10.03b
Amendment No. 3 to our Amended and Restated Credit Agreement and Amendment No. 1 to the Amended and Restated Security Agreement dated March 31, 2008, relating to the Credit Agreement described in Exhibit 10.03, filed June 21, 2007, incorporated herein by reference from our Exhibit 10.03b to our Form 8-K filed April 2, 2008.
10.3c	Amendment No. 4 to our Amended and Restated Credit Agreement, dated June 12, 2009, incorporated herein by reference from Exhibit 10.3c to our 8-K filed June 21, 2009.
10.6	Agreement and Plan of Merger among The Techs Holdings, Inc. and Steel Dynamics, Inc., dated as of June 6, 2007, incorporated herein by reference from Exhibit 10.6 to our 8-K filed July 6, 2007.
10.7
Shareholders Agreement, dated as of October 26, 2007, by and among Steel Dynamics, Inc. and the Shareholders of OmniSource Corporation, incorporated herein by reference from Exhibit 10.7 to our 8-K/A filed November 6, 2007.
10.8
Real Estate Purchase Agreement and Master Lease Agreement entered into with HS Processing and Heidtman Steel Products, Inc., described in Item 8.01 and incorporated herein by reference to our 8-K filed September 21, 2009.

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
10.19	†*	Amended and Restated 1996 Incentive Stock Option Plan.
10.24	†
2003 Executive Incentive Compensation Plan, approved by stockholders on May 29, 2003, incorporated herein by reference from our Exhibit 10.24 to our 2003 Annual Report on Form 10-K, filed March 12, 2004.
10.25	†	2004 Employee Stock Purchase Plan, approved by stockholders on May 20, 2004, incorporated herein by reference from our Exhibit 10.25 to our 2004 Annual Report on Form 10-K, filed March 4, 2005.
10.40	*	Non-Employee Director Stock Option Plan.
10.41	†	2006 Equity Incentive Plan, approved by stockholders on May 18, 2006, incorporated herein by reference from our Form 10-K filed February 26, 2007.
10.42	†	2008 Executive Incentive Compensation Plan, approved by stockholders on May 22, 2008, incorporated herein by reference to our May 22, 2008 Notice of Annual Meeting of Stockholders filed April 3, 2008.
Other
12.1	*	Computation of Ratio of Earnings to Fixed Charges
21.1	*	List of our Subsidiaries
23.1	*	Consent of Ernst & Young LLP.
24.1		Powers of attorney (see signature page on page 109 of this Report).
Executive Officer Certifications
31.1	*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Document
101.PRE*	XBRL Taxonomy Presentation Document

*
Filed concurrently herewith

†
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2010

STEEL DYNAMICS, INC.
By:	/s/ KEITH E. BUSSE Keith E. Busse Chairman and Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Keith E. Busse and Theresa E. Wagler, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2009 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2009 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ KEITH E. BUSSE Keith E. Busse	Chairman & Chief Executive Officer and Director (Chief Executive Officer)	February 22, 2010
/s/ THERESA E. WAGLER Theresa E. Wagler	Executive Vice President and Chief Financial Officer (Chief Financial Officer)	February 22, 2010
/s/ MARK D. MILLETT Mark D. Millett	Executive Vice President and Director	February 22, 2010
/s/ RICHARD P. TEETS, JR. Richard P. Teets, Jr.	Executive Vice President and Director	February 22, 2010

Signatures	Title	Date

/s/ JOHN C. BATES John C. Bates	Director	February 22, 2010
/s/ PAUL EDGERLEY Paul Edgerley	Director	February 22, 2010
/s/ RICHARD J. FREELAND Richard J. Freeland	Director	February 22, 2010
/s/ DR. JÜRGEN KOLB Dr. Jürgen Kolb	Director	February 22, 2010
/s/ JOSEPH D. RUFFOLO Joseph D. Ruffolo	Director	February 22, 2010
/s/ DR. FRANK BYRNE Dr. Frank Byrne	Director	February 22, 2010
/s/ JAMES C. MARCUCCILLI James C. Marcuccilli	Director	February 22, 2010
/s/ GABRIEL L. SHAHEEN Gabriel L. Shaheen	Director	February 22, 2010