Form 10-K/A
period 2009-12-31
STEEL DYNAMICS INC
filed 2010-03-05
CIK 1022671

Use these links to rapidly review the document

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

          DOCUMENTS INCORPORATED BY REFERENCE

          Portions of registrant's definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to April 30, 2010, are incorporated herein by reference.

STEEL DYNAMICS, INC.

PART I

Preliminary Note

        The sole change reflected in this Amended Form 10-K Annual Report, from our original filing on February 22, 2010, is the numbering of Items 4 through 14 in our February 22, 2010 filing as new Items 5 through 15, respectively, in this amended filing, to conform with that portion of the Securities and Exchange Commission's February 23, 2010 Technical Corrections Release, which removes and reserves Item 4 (Part II—Other Information) and retains the pre-existing numbering system for such items. In all other respects, this Form 10-K Annual Report is identical to our February 22, 2010 filing.

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

Industry Segments

        We have three reportable segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations. Please refer to Item 8. Consolidated Financial Statements and Supplementary Data for additional information.

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

        Our Management's Report on Internal Control Over Financial Reporting, as of December 31, 2009, can be found on page 59 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Ernst & Young LLP, on Internal Control Over Financial Reporting can be found on page 60 of this Form 10-K, each of which is incorporated by reference into this Item 9A.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

1.
Financial Statements:

    See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 8 and described in the Index on page 58 of this Report.

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
10.25	†	2004 Employee Stock Purchase Plan, approved by stockholders on May 20, 2004, incorporated herein by reference from our Exhibit 10.25 to our 2004 Annual Report on Form 10-K, filed March 4, 2005.
10.40	*	Non-Employee Director Stock Option Plan.
10.41	†	2006 Equity Incentive Plan, approved by stockholders on May 18, 2006, incorporated herein by reference from our Form 10-K filed February 26, 2007.
10.42	†	2008 Executive Incentive Compensation Plan, approved by stockholders on May 22, 2008, incorporated herein by reference to our May 22, 2008 Notice of Annual Meeting of Stockholders filed April 3, 2008.
Other
12.1	*	Computation of Ratio of Earnings to Fixed Charges
21.1	*	List of our Subsidiaries
23.1	*	Consent of Ernst & Young LLP.
24.1		Powers of attorney (see signature page on page 109 of this Report).
Executive Officer Certifications
31.1	*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Document
101.PRE	XBRL Taxonomy Presentation Document

*
Filed concurrently herewith

†
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2010

STEEL DYNAMICS, INC.
By:	/s/ KEITH E. BUSSE Keith E. Busse Chairman and Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Keith E. Busse and Theresa E. Wagler, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2009 Annual Report, as amended, on Form 10-K/A, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2009 Annual Report, as amended, on Form 10-K/A has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ KEITH E. BUSSE Keith E. Busse	Chairman & Chief Executive Officer and Director (Chief Executive Officer)	March 5, 2010
/s/ THERESA E. WAGLER Theresa E. Wagler	Executive Vice President and Chief Financial Officer (Chief Financial Officer)	March 5, 2010
/s/ MARK D. MILLETT Mark D. Millett	Executive Vice President and Director	March 5, 2010
/s/ RICHARD P. TEETS, JR. Richard P. Teets, Jr.	Executive Vice President and Director	March 5, 2010

Signatures	Title	Date

/s/ JOHN C. BATES John C. Bates	Director	March 5, 2010
/s/ PAUL EDGERLEY Paul Edgerley	Director	March 5, 2010
/s/ RICHARD J. FREELAND Richard J. Freeland	Director	March 5, 2010
/s/ DR. JÜRGEN KOLB Dr. Jürgen Kolb	Director	March 5, 2010
/s/ JOSEPH D. RUFFOLO Joseph D. Ruffolo	Director	March 5, 2010
/s/ DR. FRANK BYRNE Dr. Frank Byrne	Director	March 5, 2010
/s/ JAMES C. MARCUCCILLI James C. Marcuccilli	Director	March 5, 2010
/s/ GABRIEL L. SHAHEEN Gabriel L. Shaheen	Director	March 5, 2010