Form 10-Q
period 2010-03-31
STEEL DYNAMICS INC
filed 2010-05-07
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010, Registrant had 216,534,684 outstanding shares of common stock.

STEEL DYNAMICS, INC.

PART I.  Financial Information

PART II.  Other Information

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and equivalents	$225,506	$9,008
Accounts receivable, net	615,624	396,036
Accounts receivable-related parties	34,108	30,556
Inventories	900,889	852,831
Deferred income taxes	21,585	21,492
Income taxes receivable	124,950	137,024
Other current assets	12,091	9,856
Total current assets	1,934,753	1,456,803

Property, plant and equipment, net	2,240,375	2,254,050

Restricted cash	10,547	12,595
Intangible assets, net	522,245	533,510
Goodwill	756,624	758,259
Other assets	117,578	114,655
Total assets	$5,582,122	$5,129,872

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$380,284	$255,520
Accounts payable-related parties	10,028	6,765
Income taxes payable	30,723	5,664
Accrued expenses	202,961	156,570
Accrued profit sharing	9,682	2,860
Senior secured revolving credit facility, due 2012	—	167,000
Current maturities of long-term debt	6,333	1,182
Total current liabilities	640,011	595,561

Long-term debt
7 3/8% senior notes, due 2012	700,000	700,000
5.125% convertible senior notes, due 2014	287,500	287,500
6 ¾% senior notes, due 2015	500,000	500,000
7 ¾% senior notes, due 2016	500,000	500,000
7 5/8% notes, due 2020	350,000	—
Other long-term debt	62,364	67,072
	2,399,864	2,054,572

Deferred income taxes	423,395	416,468
Other liabilities	60,957	60,006

Commitments and contingencies

Stockholders’ equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 252,908,444 and 252,589,627 shares issued; and 216,437,175 and 215,999,801 shares outstanding, as of March 31, 2010 and December 31, 2009, respectively	630	629
Treasury stock, at cost; 36,471,269 and 36,589,826 shares, as of March 31, 2010 and December 31, 2009, respectively	(728,489)	(730,857)
Additional paid-in capital	978,090	972,985
Retained earnings	1,794,247	1,745,511
Total Steel Dynamics, Inc. stockholders’ equity	2,044,478	1,988,268
Noncontrolling interests	13,417	14,997
Total stockholders’ equity	2,057,895	2,003,265
Total liabilities and stockholders’ equity	$5,582,122	$5,129,872

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Net sales
Unrelated parties	$1,496,082	$787,810
Related parties	59,708	26,840
Total net sales	1,555,790	814,650

Costs of goods sold	1,345,308	855,277
Gross profit (loss)	210,482	(40,627)

Selling, general and administrative expenses	57,160	57,320
Profit sharing	9,444	(42)
Amortization of intangibles	11,581	15,698
Total selling, general and administrative expenses	78,185	72,976

Operating income (loss)	132,297	(113,603)

Interest expense, net of capitalized interest	37,515	36,251
Other income, net	(3,081)	(748)
Income (loss) before income taxes	97,863	(149,106)

Income taxes (benefit)	34,474	(59,332)

Net income (loss)	63,389	(89,774)

Net loss attributable to noncontrolling interests	1,580	1,912

Net income (loss) attributable to Steel Dynamics, Inc.	$64,969	$(87,862)

Basic earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders	$.30	$(.48)

Weighted average common shares outstanding	216,284	182,000

Diluted earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.29	$(.48)

Weighted average common shares and share equivalents outstanding	234,659	182,000

Dividends declared per share	$.075	$.100

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Operating activities:
Net income (loss) attributable to Steel Dynamics, Inc.	$64,969	$(87,862)

Adjustments to reconcile net income (loss) attributable to Steel Dynamics, Inc. to net cash provided by operating activities:
Depreciation and amortization	56,272	56,963
Equity-based compensation	2,769	8,579
Deferred income taxes	8,468	7,695
(Gain) loss on disposal of property, plant and equipment	956	(272)
Noncontrolling interests	(1,580)	(1,912)
Changes in certain assets and liabilities:
Accounts receivable	(223,140)	141,093
Inventories	(48,058)	193,097
Other assets	940	24,979
Accounts payable	118,217	(34,054)
Income taxes receivable/payable	37,133	(11,261)
Accrued expenses	55,796	(82,350)
Net cash provided by operating activities	72,742	214,695

Investing activities:
Purchases of property, plant and equipment	(30,684)	(74,338)
Other investing activities	504	(3,223)
Net cash used in investing activities	(30,180)	(77,561)

Financing activities:
Issuance of current and long-term debt	544,550	237,059
Repayment of current and long-term debt	(351,330)	(358,666)
Debt issuance costs	(6,538)	(453)
Proceeds from exercise of stock options, including related tax effect	3,454	(2,058)
Contribution from noncontrolling investor	—	5,000
Dividends paid	(16,200)	(18,182)
Net cash provided by (used in) financing activities	173,936	(137,300)

Increase (decrease) in cash and equivalents	216,498	(166)
Cash and equivalents at beginning of period	9,008	16,233

Cash and equivalents at end of period	$225,506	$16,067

Supplemental disclosure information:
Cash paid for interest	$3,769	$11,984
Cash paid (received) for federal and state income taxes, net	$(13,010)	$(55,430)

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. The company has three reporting segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 63% and 62% of the company’s external net sales during the three-month periods ended March 31, 2010 and 2009, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations primarily are composed of the company’s steel scrap procurement and processing locations, operated through the company’s wholly-owned subsidiary, OmniSource Corporation (OmniSource), as well as Iron Dynamics (IDI), the company’s iron-substitute production facility. In addition, the impact related to the construction and start-up of the Mesabi Nugget iron-making facility and potential future mining operations in Hoyt Lakes, Minnesota is also included in this segment.  Metals recycling and ferrous resources operations accounted for approximately 34% and 29% of the company’s external net sales during the three-month periods ended March 31, 2010 and 2009, respectively.

Steel Fabrication Operations.  Steel fabrication operations represent the company’s New Millennium Building Systems plants located in the eastern United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 2% and 7% of the company’s external net sales during the three-month periods ended March 31, 2010 and 2009, respectively.

Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of SDI, together with its wholly and majority-owned or controlled subsidiaries, after elimination of significant intercompany accounts and transactions.  Noncontrolling interests represent the noncontrolling owner’s proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results.  These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

Comprehensive Income (Loss) Attributable to Steel Dynamics, Inc.  The components of comprehensive income (loss) are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$64,969	$(87,862)
Unrealized gain on interest rate swap, net of tax	—	338
Comprehensive income (loss)	$64,969	$(87,524)

Note 2.  Earnings (Loss) Per Share

Basic earnings (losses) per share is based on the weighted average shares of common stock outstanding during the period.  Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share.  Common share equivalents represent potentially dilutive stock options and dilutive shares related to the company’s 5.125% convertible senior notes and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 1.3 million and 2.1 million shares were anti-dilutive for the three month periods ended March 31, 2010 and 2009, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings (losses) per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2010			2009
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share	$64,969	216,284	$.30	$(87,862)	182,000	$(.48)
Dilutive stock options	—	1,993		—	—
5.125% convertible senior notes	2,377	16,382		—	—
Diluted earnings per share	$67,346	234,659	$.29	$(87,862)	182,000	$(.48)

Note 3.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$443,733	$405,794
Supplies	220,980	219,320
Work-in-progress	79,132	72,279
Finished goods	157,044	155,438
Total inventories	$900,889	$852,831

Note 4.  Debt

7 5/8% Senior Notes

In March 2010, the company issued $350.0 million of 7 5/8% senior notes due 2020.  The net proceeds from the notes were used to pay down the then outstanding senior secured revolving credit facility and for general corporate purposes.

Senior Secured Revolving Credit Facility, due 2012

On April 26, 2010, the company entered into an amendment to its senior secured revolving credit facility, due 2012 that added an additional revolving lender that provided an additional commitment of $50.0 million, which increased the total revolving credit facility commitment from $874.0 million to $924.0 million.

Note 5. Changes in Stockholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total stockholders’ equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity attributable to the noncontrolling interests (in thousands):

		Stockholders of Steel Dynamics, Inc.
		Common	Additional Paid-In	Retained	Treasury	Noncontrolling
	Total	Stock	Capital	Earnings	Stock	Interests
Balances at January 1, 2010	$2,003,265	$629	$972,985	$1,745,511	$(730,857)	$14,997
Proceeds from the exercise of stock options, including related tax effect	3,454	1	3,453	—	—	—
Dividends declared	(16,233)	—	—	(16,233)	—	—
Equity-based compensation and issuance of restricted stock	4,020	—	1,652	—	2,368	—
Comprehensive income (loss)	63,389	—	—	64,969	—	(1,580)
Balances at March 31, 2010	$2,057,895	$630	$978,090	$1,794,247	$(728,489)	$13,417

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. At times the company utilizes derivative instruments to mitigate commodity margin risk, interest rate risk, and foreign currency exchange rate risk. Forward contracts on various commodities are entered into to manage the price risk associated with forecasted purchases and sales of non-ferrous materials (specifically aluminum, copper, nickel and silver) from the company’s metals recycling operations. Interest rate swaps are entered into to manage interest rate risk associated with the company’s fixed and floating-rate borrowings. Forward exchange contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk as necessary.

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

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity.  The following summarizes the company’s commodity futures contract commitments as of March 31, 2010 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	3,175	MT
Aluminum	Short	1,925	MT
Copper	Long	7,972	MT
Copper	Short	7,552	MT
Nickel	Long	432	MT
Nickel	Short	750	MT
Silver	Long	686	Lbs
Silver	Short	1,714	Lbs

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of March 31, 2010 and December 31, 2009, and for the three month periods ended March 31, 2010 and 2009 (in thousands):

Balance Sheets		Fair Value March 31,2010	Fair Value December 31, 2009
Commodity futures net asset	Other current assets	$1,097	$—
Commodity futures net liability	Accrued expenses	—	3,113

Statements of Operations		Gain for Three Months Ended March 31, 2010	Gain for Three Months Ended March 31, 2009
Commodity futures contracts	Costs of goods sold	$1,931	$11,461
Interest rate swap	Other comprehensive income	—	549

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Fair Value Measurements

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2010, and December 31, 2009 (in thousands):

March 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity futures — financial assets	$8,299	$—	$8,299	$—
Commodity futures — financial liabilities	7,202	—	7,202	—

December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity futures — financial assets	$3,819	$—	$3,819	$—
Commodity futures — financial liabilities	6,932	—	6,932	—

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair value of long-term debt, including current maturities, was approximately $2.5 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion) and $2.3 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.2 billion) at March 31, 2010, and December 31, 2009, respectively.

Note 8.  Commitments and Contingencies

On February 1, 2008, the company was sued by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand, alleging damages in excess of $1.1 billion, arising out of Steel Dynamics’ activities in providing consulting services to a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998. On April 30, 2008, Steel Dynamics filed a Motion to Dismiss the lawsuit, and on February 23, 2009, the court dismissed the complaint, with prejudice, and denied the plaintiffs leave to amend their complaint. The Plaintiff has appealed this dismissal. All briefs have been filed and oral argument was held on October 8, 2009.

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

On November 23, 2009, OmniSource Corporation was served the Director’s Final Findings and Orders from the State of Ohio Environmental Protection Agency alleging violations of air pollution control rules, ordering new operating practices to address the violations, and assessing penalties in the amount of $325,600. The parties are currently in the process of settlement discussions.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information

The company has three reportable segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.  These operations are described in Note 1 to the financial statements.  Revenues included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further processing, slitting, and sale of certain steel products and the resale of certain secondary and excess steel products.  In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facilities, senior notes and convertible senior notes, certain other investments, and certain profit sharing expenses.

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements.  Refer to the company’s Annual Report on Form 10-K/A for the year ended December 31, 2009, for more information related to the company’s segment reporting.  Intra-segment and intra-company sales and any related profits are eliminated in consolidation. The company’s segment results for the three month periods ended March 31, 2010 and 2009 are as follows (in thousands):

For the three months ended March 31, 2010	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations		Consolidated

Net Sales
External	$943,218	$475,417	$23,961	$27,078		$—		$1,469,674
External Non-U.S.	29,349	56,646	—	121		—		86,116
Other segments	39,929	224,240	37	2,219		(266,425)		—
	1,012,496	756,303	23,998	29,418		(266,425)		1,555,790
Operating income (loss)	134,738	24,134	(6,580)	(18,875	)(1)	(1,120	)(2)	132,297
Income (loss) before income taxes	117,888	13,413	(7,756)	(23,923)		(1,759)		97,863
Depreciation and amortization	28,160	25,684	1,373	1,082		(27)		56,272
Capital expenditures	12,071	17,676	107	1,468		(638)		30,684

As of March 31, 2010
Assets	2,365,971	2,374,955	162,304	1,006,296	(3)	(327,404	)(4)	5,582,122
Liabilities	272,136	521,034	8,083	3,044,426	(5)	(321,452	)(6)	3,524,227

Footnotes related to March 31, 2010 segment results (in millions):

(1)	Corporate SG&A	$(9.5)	(2)	Margin reduction from intra-company sales	$(1.1)
	Company-wide stock option expense	(2.3)
	Profit sharing	(8.5)
	Other income	1.4
		$(18.9)

(3)	Deferred income taxes	$307.0	(4)	Elimination of intra-company receivables	$(36.6)
	Income taxes receivable	125.0		Deferred taxes elimination	(71.7)
	Debt issuance costs	28.7		Elimination of intra-company debt	(209.8)
	Property, plant and equipment, net	45.4		Other	(9.3)
	Intra-company debt receivable	209.8			$(327.4)
	Cash and equivalents	218.1
	Other	72.3
		$1,006.3

(5)	Debt	$2,341.2	(6)	Deferred income tax elimination	$(74.1)
	Deferred income taxes	497.6		Intra-company debt	(209.8)
	Accounts payable	39.0		Intra-company payables	(37.1)
	Income taxes payable	30.7		Other	(0.5)
	Accrued interest	62.3			$(321.5)
	Other	73.6
		$3,044.4

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2009	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations		Consolidated

Net Sales
External	$488,140	$222,399	$60,785	$11,107		$—		$782,431
External Non-U.S.	16,902	15,307	—	10		—		32,219
Other segments	22,072	58,702	22	1,057		(81,853)		—
	527,114	296,408	60,807	12,174		(81,853)		814,650
Operating income (loss)	(68,211)	(24,147)	3,060	(14,629	)(1)	(9,676	)(2)	(113,603)
Income (loss) before income taxes	(85,900)	(34,189)	1,354	(20,695)		(9,676)		(149,106)
Depreciation and amortization	24,692	29,808	1,757	706		—		56,963
Capital expenditures	31,088	43,664	(466)	52		—		74,338

As of March 31, 2009
Assets	2,303,344	2,099,817	180,322	505,615	(3)	(163,019	)(4)	4,926,079
Liabilities	199,811	184,708	10,706	3,132,625	(5)	(140,715	)(6)	3,387,135

Footnotes related to March 31, 2009 segment results (in millions):

(1)	Corporate SG&A	$11.4	(2)	Margin reduction from intra-company sales	$(9.7)
	Other expenses	3.2
		$14.6

(3)	Deferred income taxes	$313.7	(4)	Elimination of intra-company receivables	$(20.0)
	Income taxes receivable	92.6		Deferred taxes elimination	(112.8)
	Debt issuance costs	18.0		Other	(30.2)
	Other	81.3			$(163.0)
		$505.6

(5)	Debt	$2,483.1	(6)	Deferred income tax elimination	$(111.0)
	Deferred income taxes	493.6		Intra-company debt	(26.4)
	Other	155.9		Other	(3.3)
		$3,132.6			$(140.7)

Note 10.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior notes due 2012, 2015, 2016, and 2020 and convertible senior notes due 2014. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of March 31, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$215,960	$7,270	$2,276	$—	$225,506
Accounts receivable, net	306,911	590,267	12,623	(260,069)	649,732
Inventories	449,099	398,929	56,314	(3,453)	900,889
Other current assets	176,672	7,048	796	(25,890)	158,626
Total current assets	1,148,642	1,003,514	72,009	(289,412)	1,934,753
Property, plant and equiment, net	1,144,415	717,242	381,910	(3,192)	2,240,375
Intangible assets, net	—	522,245	—	—	522,245
Goodwill	—	756,624	—	—	756,624
Other assets, including investments in subs	2,510,196	325,046	8,582	(2,715,699)	128,125
Total assets	$4,803,253	$3,324,671	$462,501	$(3,008,303)	$5,582,122

Accounts payable	$147,232	$240,404	$36,856	$(34,180)	$390,312
Accured expenses	159,854	107,994	6,504	(30,986)	243,366
Current maturities of long-term debt	840	350	51,021	(45,878)	6,333
Total current liabilities	307,926	348,748	94,381	(111,044)	640,011
Long-term debt	2,351,853	12	238,630	(190,631)	2,399,864
Other liabilities	366,595	2,321,171	42,657	(2,246,071)	484,352

Common stock	630	19,753	6,601	(26,354)	630
Treasury stock	(728,489)	—	—		(728,489)
Additional paid-in-capital	978,090	117,753	92,699	(210,452)	978,090
Retained Earnings	1,526,648	517,234	(25,884)	(223,751)	1,794,247
Total Steel Dynamics, Inc. stockholders’ equity	1,776,879	654,740	73,416	(460,557)	2,044,478
Noncontrolling interests	—	—	13,417	—	13,417
Total stockholders’ equity	1,776,879	654,740	86,833	(460,557)	2,057,895
Total liabilities and stockholders’ equity	$4,803,253	$3,324,671	$462,501	$(3,008,303)	$5,582,122

			Combined	Consolidating	Total
As of December 31, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$430	$6,363	$2,215	$—	$9,008
Accounts receivable, net	201,749	461,535	9,217	(245,909)	426,592
Inventories	437,375	368,823	50,376	(3,743)	852,831
Other current assets	177,271	5,954	551	(15,404)	168,372
Total current assets	816,825	842,675	62,359	(265,056)	1,456,803
Property, plant and equiment, net	1,159,215	728,601	368,815	(2,581)	2,254,050
Intangible assets, net	—	533,510	—	—	533,510
Goodwill	—	758,259	—	—	758,259
Other assets, including investments in subs	2,476,435	326,293	9,415	(2,684,893)	127,250
Total assets	$4,452,475	$3,189,338	$440,589	$(2,952,530)	$5,129,872

Accounts payable	$87,635	$157,711	$43,567	$(26,628)	$262,285
Accured expenses	86,035	107,375	2,774	(31,090)	165,094
Current maturities of long-term debt	167,832	350	14,907	(14,907)	168,182
Total current liabilities	341,502	265,436	61,248	(72,625)	595,561
Long-term debt	2,001,953	25	238,192	(185,598)	2,054,572
Other liabilities	370,492	2,298,846	29,556	(2,222,420)	476,474

Common stock	629	19,753	7,763	(27,516)	629
Treasury stock	(730,857)	—	—	—	(730,857)
Additional paid-in-capital	972,985	117,753	112,437	(230,190)	972,985
Retained earnings	1,495,771	487,525	(23,604)	(214,181)	1,745,511
Total Steel Dynamics, Inc. stockholders’ equity	1,738,528	625,031	96,596	(471,887)	1,988,268
Noncontrolling interests	—	—	14,997	—	14,997
Total stockholders’ equity	1,738,528	625,031	111,593	(471,887)	2,003,265
Total liabilities and stockholders’ equity	$4,452,475	$3,189,338	$440,589	$(2,952,530)	$5,129,872

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$727,033	$1,732,431	$31,410	$(935,084)	$1,555,790
Costs of goods sold	607,982	1,622,755	39,456	(924,885)	1,345,308
Gross profit	119,051	109,676	(8,046)	(10,199)	210,482
Selling, general and administrative	28,891	50,047	2,347	(3,100)	78,185
Operating income (loss)	90,160	59,629	(10,393)	(7,099)	132,297
Interest expense, net of capitalized interest	21,847	15,181	2,111	(1,624)	37,515
Other (income) expense, net	(2,784)	(2,850)	290	2,263	(3,081)
Income (loss) before income taxes and equity in net income of subsidiaries	71,097	47,298	(12,794)	(7,738)	97,863
Income taxes (benefit)	23,986	17,573	(4,796)	(2,289)	34,474
	47,111	29,725	(7,998)	(5,449)	63,389
Equity in net income of subsidiaries	21,727	—	—	(21,727)	—
Net loss attributable to noncontrolling interests	—	—	1,580	—	1,580
Net income (loss) attributable to Steel Dynamics, Inc.	$68,838	$29,725	$(6,418)	$(27,176)	$64,969

For the three months ended,			Combined	Consolidating	Total
March 31, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$349,803	$864,973	$12,174	$(412,300)	$814,650
Costs of goods sold	415,235	823,298	14,463	(397,719)	855,277
Gross profit (loss)	(65,432)	41,675	(2,289)	(14,581)	(40,627)
Selling, general and administrative	28,066	45,469	2,932	(3,491)	72,976
Operating income (loss)	(93,498)	(3,794)	(5,221)	(11,090)	(113,603)
Interest expense, net of capitalized interest	20,452	14,486	279	1,034	36,251
Other (income) expense, net	25,669	(26,728)	17	294	(748)
Income (loss) before income taxes and equity in net income of subsidiaries	(139,619)	8,448	(5,517)	(12,418)	(149,106)
Income taxes (benefit)	(56,552)	2,252	(1,359)	(3,673)	(59,332)
	(83,067)	6,196	(4,158)	(8,745)	(89,774)
Equity in net income of subsidiaries	2,038	—	—	(2,038)	—
Net loss attributable to noncontrolling interests	—	—	1,912	—	1,912
Net income (loss) attributable to Steel Dynamics, Inc.	$(81,029)	$6,196	$(2,246)	$(10,783)	$(87,862)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$102,341	$(3,071)	$(26,202)	$(326)	$72,742
Net cash used in investing activities	(43,621)	(8,855)	(14,346)	36,642	(30,180)
Net cash provided by financing activities	156,810	12,833	40,609	(36,316)	173,936
Increase in cash and equivalents	215,530	907	61	—	216,498
Cash and equivalents at beginning of period	430	6,363	2,215	—	9,008
Cash and equivalents at end of period	$215,960	$7,270	$2,276	$—	$225,506

For the three months ended,			Combined	Consolidating	Total
March 31, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$153,764	$81,368	$(20,437)	$—	$214,695
Net cash used in investing activities	(47,469)	(17,791)	(39,159)	26,858	(77,561)
Net cash provided by (used in) financing activities	(107,075)	(60,677)	57,310	(26,858)	(137,300)
Increase (decrease) in cash and equivalents	(780)	2,900	(2,286)	—	(166)
Cash and equivalents at beginning of period	1,389	11,514	3,330	—	16,233
Cash and equivalents at end of period	$609	$14,414	$1,044	$—	$16,067

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

More specifically, we refer you to the sections titled Special Note Regarding Forward-Looking Statements and Risk Factors in our annual report on Form 10-K/A for the year ended December 31, 2009, as well as in other reports which we file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated.  These reports are available publicly on the SEC web site, www.sec.gov, and on our web site, www.steeldynamics.com.  Forward-looking or predictive statements we make are based upon information and assumptions, concerning our businesses and the environments in which they operate, which we consider reasonable as of the date on which these statements are made.  Due to the foregoing risks and uncertainties however, as well as, matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report.  We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Costs of Goods Sold.  Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs for our steel operations are steel scrap and scrap substitutes (which represent the most significant single component of our consolidated costs of goods sold), alloys, zinc, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and freight. The principal elements of these costs for our metals recycling and ferrous resources operations are the costs of procuring the unprocessed scrap materials, material transportation costs, and processing expenses, such as direct and indirect labor and related benefits, depreciation and utilities. The principal elements of these costs for our steel fabrication operations include purchased steel and direct and indirect labor and related benefit expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include, among other items, labor and related benefits, professional services, insurance premiums, property taxes, profit sharing, and amortization of intangible and other assets.

Interest Expense, net Capitalized Interest.  Interest expense consists of interest associated with our senior credit facilities and other debt net of interest costs that are required to be capitalized during the construction period of certain capital investment projects.

Other (Income) Expense, net.  Other income consists of interest income earned on our temporary cash deposits and any other non-operating income activity, including gains on certain short-term investments and income from non-consolidated investments accounted for under the equity method. Other expense consists of any non-operating costs.

Overview

Over the course of the past three quarters, we have experienced a return to profitably in the wake of the global economic recession which commenced late in 2008 and into 2009. Sequentially improving net sales have been driven by steadily increasing customer demand for primarily our sheet steel and special bar-quality products, along with improving flows of ferrous and nonferrous metals within our metals recycling and ferrous resources operations. We have experienced consistent to moderately improving customer order volume within our steel and metals recycling operations, with product pricing also moving generally upward. We anticipate continued strong demand in sheet steel and special bar-quality products in the near term, with moderate improvements in our other long products categories. Structural steel and steel fabrication demand continues to lag but has shown modest signs of improvement.

Our focus will continue to be on enhanced liquidity, disciplined cost control and revenue optimization, while continuing to manage risk in an uncertain and volatile economic environment. We currently plan to spend less than $150 million in capital investments during 2010, of which over half are currently within our steel operations. We believe our current possible sources of cash are adequate to meet the cash requirements associated with these possible investments.

First Quarter Operating Results 2010 vs. 2009

Net income was $65.0 million, or $.29 per diluted share, during the first quarter of 2010, compared with a net loss of $87.9 million, or $.48 per diluted share, during the first quarter of 2009 and net income of $26.7 million, or $.12 per diluted share, during the fourth quarter of 2009. When comparing the first quarter of 2010 with the first quarter of 2009, our net sales increased $741.1 million, or 91%, to $1.6 billion.  Our gross profit percentage was 14% during the first quarter of 2010 as compared to a negative 5% for the first quarter of 2009, and 13% on a linked-quarter basis. The most significant non-operating component of our first quarter 2009 loss was a pretax non-cash adjustment to inventory values of $83.3 million, which had the effect of reducing diluted earnings per share by $.27, due principally to the rapid decline in flat-rolled steel product values. Excluding inventory write downs, gross profit percentage was 5% during the first quarter of 2009. Our improved gross profit percentage on a linked-quarter basis is primarily the result of increasing volumes and sales prices coupled with production costs being spread across higher volumes during the first quarter of 2010 as compared to the fourth quarter of 2009.

Steel Operations

Steel Operations.  Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. In the first quarters of 2010 and 2009, our steel operations accounted for 63% and 62%, respectively, of our external net sales, and accounted for 64% in the fourth quarter of 2009. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

Sheet Products.  Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. During the first quarter of 2010, our sheet operations represented 81% of our steel segment’s pretax income, as compared to 91% in the fourth quarter of 2009. The decrease in the percentage in 2010 from 2009 is due primarily to the improved profitability of the Engineered Bar Products and Roanoke Bar divisions this quarter relative to the segment as a whole. During the first quarter of 2009, $78.9 million of our $83.3 million non-cash adjustment to inventory values was related to sheet product operations.

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

	Three Months Ended March 31,				Three Months Ended December 31,
	2010		2009		2009
Shipments (net tons)
Flat Roll Division	749,258		303,938		645,679
The Techs	210,545		118,359		178,580
Sheet products	959,803	68%	422,297	57%	824,259	70%

Structural and Rail Division	155,349		129,555		116,695
Engineered Bar Products Division	125,059		71,540		88,524
Roanoke Bar Division	109,186		76,610		93,212
Steel of West Virginia	53,405		43,124		47,118
Long products	442,999	32%	320,829	43%	345,549	30%

Total shipments	1,402,802		743,126		1,169,808
Intra-company and segment	(81,953)	6%	(52,012)	7%	(67,667)	6%
External shipments	1,320,849		691,114		1,102,141

First quarter 2010 total shipments were up 89% compared to the same period in 2009 due to the more depressed economic climate during the first quarter of 2009. Linked-quarter shipments also increased at all of our steel divisions, with total steel shipments increasing 20% as compared to the fourth quarter of 2009, driven by increased shipments of 136,000 net tons in sheet products and 97,000 net tons in long products.

Our first quarter 2010 average steel operations’ selling price per ton shipped, including intra-company shipments, increased $6 compared with the first quarter of 2009, and increased $51 compared with the fourth quarter of 2009. We expect steady to modestly improving steel pricing throughout the second quarter, as order entry has remained consistently strong for our flat-rolled and special bar-quality products. Other long products will likely lag somewhat due to a continued stagnant non-residential construction arena, driven by the tepid economy and lack of easily accessible financing for construction projects.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations increased $56 compared with the first quarter of 2009, as well as on a linked-quarter basis.

During the first quarter of 2010 and 2009, respectively, our metallic raw material costs represented 61% and 49% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment includes our metals recycling operations, liquid pig iron manufacturing facility and iron nugget manufacturing start-up facility.  In the first quarters of 2010 and 2009, our metals recycling and ferrous resources operations accounted for 34% and 29%, respectively, of our external net sales, and accounted for 32% in the fourth quarter of 2009.

Metals Recycling.  Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of income in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills.  During the first quarter of 2010, our metals recycling operations represented 116% of this segment’s gross margin, as compared to 125% during the first quarter of 2009, and 110% during the fourth quarter of 2009.

Ferrous Resources.  Our ferrous resource operations consist of the revenues and expenses associated with our scrap substitute manufacturing facility, Iron Dynamics (IDI); our iron-nugget manufacturing facility, Mesabi Nugget; and  our potential future mining operations, Mesabi Mining. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Mesabi Nugget began initial, limited production of iron nuggets in January 2010, shipping 7,200 metric tons to our Flat Roll Division during the quarter. During 2010, we anticipate monthly production rates to reach approximately 60% or greater of the facility’s anticipated annual production capacity of 500,000 metric tons.

	Three Months Ended March 31,		Three Months Ended December 31,
	2010	2009	2009
Ferrous metal shipments (gross tons)
Combined	1,230,075	651,669	1,074,059
Intra-company	(519,306)	(191,744)	(449,230)
External	710,769	459,925	624,829

Non-ferrous shipments (thousands of pounds)
Combined	238,245	190,394	202,838
Intra-company	(2,194)	—	—
External	236,051	190,394	202,838

Mesabi Nugget shipments (metric tons)	7,179	—	—

Iron Dynamics shipments (metric tons)
Liquid pig iron	46,428	37,400	36,289
Hot briquetted iron	11,372	18,440	12,825
Other	698	611	675
Intra-company	58,498	56,451	49,789

During the first quarter of 2010, this segment recorded external shipments of 711,000 gross tons of ferrous metals and 236.1 million pounds of non-ferrous materials, compared with 625,000 gross tons and 190.4 million pounds during the same period in 2009. On a linked-quarter basis, external shipments of ferrous metals increased by 86,000 gross tons while shipments of non-ferrous metals increased by 33.2 million pounds. During the first quarter of 2010, the metals recycling segment provided approximately 46% of the steel scrap purchased by our steel mills. This represented 26% of the metals recycling segment’s net sales for the quarter as compared to 24% during the fourth quarter of 2009, and 14% during the first quarter of 2009. Domestic steel mill utilization has increased during the past two quarters, and as a major consumer of ferrous scrap, this has increased demand. We believe utilization rates may continue to improve moderately into the next quarter with a shift to a heavier scrap melt mix in the wake of increasing iron ore prices. The market for non-ferrous materials, particularly aluminum, remained strong during the quarter.

As selling values level off or possibly decrease in the second quarter, margins could be further compressed due to the selling of higher-cost scrap purchased during the first quarter. Flows of scrap have increased in recent months, which could possibly put downward pressure on pricing.

Steel Fabrication Operations

Our steel fabrication operations include three operating and two idled New Millennium Building Systems’ plants located in the Midwest and Southeastern part of the United States.  Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 2% and 7% of our external net sales during the first quarters of 2010 and 2009, respectively, and 2% during the fourth quarter of 2009. Our average steel fabrication operations’ selling price per ton shipped decreased $408, or 30%, during the first quarter of 2010 when compared with the same period in 2009, but increased 3% on a linked-quarter basis.  The purchase of various steel products is the largest single cost of production for our steel fabrication operations.  During the first quarters of 2010 and 2009, respectively, the cost of steel products purchased represented 64% and 75% of the total cost of manufacturing for our steel fabrication operations.  The slowly recovering economy and depressed activity in non-residential construction continues to have a negative impact on this operating segment. Some encouraging signs have emerged, including the exit of a major competitor from the joist and deck market; however, we anticipate the non-residential construction recovery to develop but remain slow during 2010. We are beginning to see slightly positive trends in order entry activity and product pricing.

First Quarter Consolidated Results 2010 vs. 2009

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $78.2 million during the first quarter of 2010, as compared to $73.0 million during the first quarter of 2009, an increase of $5.2 million, or 7%. Our selling, general and administrative expenses represented 5% and 9% of our total net sales during the first quarters of 2010 and 2009, respectively. The percentage decrease is primarily a result of the significantly depressed nets sales in the first quarter of 2009 compared with the current year as measured against certain fixed cost components in selling, general and administrative expenses.

The increase in our selling, general and administrative expenses was primarily due to the accrual of profit sharing expense during the first quarter of 2010 as a result of our positive financial results compared to 2009. During the first quarter of 2010, we recorded expense of $8.5 million related to our Steel Dynamics performance-based profit sharing plan, while no expense was recorded in the first quarter of 2009. The contribution percentage for this plan consists of 2% of consolidated pretax earnings plus a unique percentage of each of our operating segments’ pretax earnings. The resulting total contribution percentage was 8% of consolidated pretax earnings (before profit sharing) during the first quarter of 2010.

Interest Expense, net of Capitalized Interest.  During the first quarter of 2010, gross interest expense increased $1.7 million, or 4%, to $41.0 million, and capitalized interest increased $437,000 to $3.5 million, when compared to the same period in 2009. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. Our weighted-average interest rate on our outstanding borrowings was 7.2% and 5.8% at March 31, 2010 and 2009, respectively. We currently anticipate gross interest expense to increase marginally during the second quarter and then remain consistent through the remainder of the year.

Other Income, net.  Other income was $3.1 million during the first quarter of 2010, as compared to $748,000 during the same period in 2009. During the first quarter of 2010, other income of $1.5 million was primarily attributable to earnings from investments in metals recycling entities accounted for under the equity method of accounting. In addition, we recorded interest income of $914,000 during the quarter.

Income Taxes (Benefit).  During the first quarter of 2010, our income tax expense was $34.5 million, as compared to a benefit of $59.3 million during the same period in 2009. Our effective income tax rate before non-controlling interests was 35.2% and 39.8% during the first quarters of 2010 and 2009, respectively. We project our effective income tax rate will be 37.5% for the second quarter and 37.0% for the full year 2010. However, this could change if our actual earnings during the remainder of 2010 are materially different than currently anticipated. We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

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

Working Capital.  During the first quarter of 2010, our operational working capital position, representing our cash invested in trade receivables, inventories and income taxes receivable, less current liabilities other than debt, increased $52.8 million to $1,041.9 million compared to December 31, 2009. Trade receivables increased $223.1 million, or 52%, during the first three months of 2010 to $649.7 million, of which over 98% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 4% and 6% of our outstanding trade receivables at March 31, 2010 and December 31, 2009, respectively. Trade receivables increased during the first three months of 2010 due to increased sales from higher product prices and volumes compared to the fourth quarter of 2009. Total inventories increased $48.1 million, or 6%, to $900.9 million during the first three months of 2010, despite decreased volumes of raw materials, work-in-process and finished goods inventories. The dollar value of our raw materials, primarily steel scrap inventories, increased by approximately $37.9 million during the first three months of 2010, while volumes decreased by 47,000 gross tons. Likewise the dollar value of work-in-process and finished goods inventories increased $8.5 million while volumes decreased by 25,000 net tons. Our trade payables and general accruals increased $206.3 million, or 48%, during the first three months of 2010. The increase in trade payables is a reflection of increased production activities and commodity raw material purchasing during the first quarter of 2010 compared to the fourth quarter of 2009.

Capital Investments.  During the first quarter of 2010, we invested $30.7 million in property, plant and equipment, of which $5.0 million was at the Structural and Rail Division, relating primarily to the addition of a second caster, $3.4 million related to metals recycling operations and $14.0 million related to our Mesabi Nugget and Mesabi Mining facilities. The other capital expenditures of $7.8 million primarily represented expansion and maintenance projects at our other facilities. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion and attains appropriate operational metrics.

Capital Resources and Long-term Debt.  During the first quarter of 2010, our total outstanding debt increased $183.4 million to $2.4 billion, due to our issuance of $350.0 million of 7 5/8% senior notes due 2020 during March. The net proceeds were used to repay the balance on our senior secured revolving credit facility. The remaining net proceeds are for general corporate purposes, with a portion held as cash and equivalents as of March 31, 2010. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities divided by the sum of our long-term debt and our total stockholders’ equity, was 54% and 53% at March 31, 2010 and December 31, 2009, respectively.  At March 31, 2010, there were no outstanding borrowings under our senior secured revolver, which is subject to a monthly borrowing base.

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

We amended our senior secured credit agreement on June 12, 2009, allowing for, among other things, greater flexibility within our financial covenants during 2009 and throughout 2010.  The current financial covenants state that we must maintain an interest coverage ratio of not less 2.00:1.00 for March 31, 2010 to June 30, 2010 and 2.50:1.00 for September 30, 2010 through maturity. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our senior secured credit agreement) by our LTM gross interest expense.  We must also maintain a first lien debt to LTM EBITDA ratio of not more than 2.50:1.00 to September 30, 2010; and 3.00:1.00 for December 31, 2010 through maturity.  Beginning with the twelve month period ending December 31, 2010 and at all times thereafter, a total debt to consolidated LTM adjusted EBITDA ratio of not more than 5.00:1.00 must be maintained. In addition, if the total debt to EBITDA ratio exceeds 3.50:1:00 at any time, then the ability of the company to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited to $25.0 million per quarter.

At March 31, 2010, our interest coverage ratio and first lien ratio were 3.76:1:00 and 0.06:1.00, respectively. We were in compliance with these covenants at March 31, 2010, and we expect to remain in compliance during the remainder of 2010.

At March 31, 2010, we had $846.5 million of availability on the senior secured revolver.  The amendment also activated a monthly borrowing base requirement regarding the maximum availability for the revolver.  At the end of each month, our revolver must be the lesser of:

1.               $874.0 million less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement; or

2.               The sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement.

On April 26, 2010, the company entered into an amendment to its senior secured revolving credit agreement that added an additional revolving lender that provided an additional commitment of $50.0 million, which increased the total revolving credit facility commitment from $874.0 million to $924.0 million.

Cash Dividends.  We declared cash dividends of $16.2 million, or $.075 per share, during the first quarter of 2010 and $18.2 million, or $.100 per share, during the first quarter of 2009. We paid cash dividends of $16.2 million and $18.2 million during the first quarter of 2010 and 2009, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis.  During the remainder of 2010, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

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

Critical Accounting Policies and Estimates

No material changes have occurred to the indicated critical accounting policies and estimates as disclosed in our 2009 Annual Report on Form 10-K/A.

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

Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 24 months for physical commodity requirements and for up to 11 years for commodity transportation requirements. We fully utilized all such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At March 31, 2010, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has generally been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer. At March 31, 2010, we had a cumulative unrealized gain associated with these financial contracts of $1.1 million, all of which have a settlement date within the next twelve months. We expect the customer contracts associated with the financial contracts to be fully consummated.

ITEM 4.                        CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

The company as well as its various subsidiaries, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of these lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

On February 1, 2008, the company was sued by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand, alleging damages in excess of $1.1 billion, arising out of Steel Dynamics’ activities in providing consulting services to a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998. On April 30, 2008, Steel Dynamics filed a Motion to Dismiss the lawsuit, and on February 23, 2009, the court dismissed the complaint, with prejudice, and denied the plaintiffs leave to amend their complaint. The Plaintiff has appealed this dismissal. All briefs have been filed and oral argument was held on October 8, 2009.

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

On November 23, 2009, OmniSource Corporation was served the Director’s Final Findings and Orders from the State of Ohio Environmental Protection Agency alleging violations of air pollution control rules ordering new operating practices to address the violations, and assessing penalties in the amount of $325,600. The parties are currently in the process of settlement discussions.

ITEM 1A.               RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our 2009 Annual Report on Form 10-K/A.

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

May 7, 2010

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer