Form 10-Q
period 2010-06-30
STEEL DYNAMICS INC
filed 2010-08-04
CIK 1022671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 28, 2010, Registrant had 216,837,032 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and equivalents	$191,593	$9,008
Accounts receivable, net	577,380	396,036
Accounts receivable-related parties	50,928	30,556
Inventories	1,017,874	852,831
Deferred income taxes	21,678	21,492
Income taxes receivable	35,819	137,024
Other current assets	14,844	9,856
Total current assets	1,910,116	1,456,803

Property, plant and equipment, net	2,237,927	2,254,050

Restricted cash	20,592	12,595
Intangible assets, net	511,002	533,510
Goodwill	753,355	758,259
Other assets	112,813	114,655
Total assets	$5,545,805	$5,129,872

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$354,550	$255,520
Accounts payable-related parties	8,786	6,765
Income taxes payable	2,008	5,664
Accrued expenses	165,842	156,570
Accrued profit sharing	16,771	2,860
Senior secured revolving credit facility, due 2012	—	167,000
Current maturities of long-term debt	6,341	1,182
Total current liabilities	554,298	595,561

Long-term debt
7 3/8% senior notes, due 2012	700,000	700,000
5.125% convertible senior notes, due 2014	287,500	287,500
6 ¾% senior notes, due 2015	500,000	500,000
7 ¾% senior notes, due 2016	500,000	500,000
7 5/8% notes, due 2020	350,000	—
Other long-term debt	64,179	67,072
	2,401,679	2,054,572

Deferred income taxes	430,635	416,468
Other liabilities	61,594	60,006

Commitments and contingencies

Stockholders’ equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 253,233,868 and 252,589,627 shares issued; and 216,805,895 and 215,999,801 shares outstanding, as of June 30, 2010 and December 31, 2009, respectively	631	629
Treasury stock, at cost; 36,427,973 and 36,589,826 shares, as of June 30, 2010 and December 31, 2009, respectively	(727,624)	(730,857)
Additional paid-in capital	983,780	972,985
Retained earnings	1,827,194	1,745,511
Total Steel Dynamics, Inc. stockholders’ equity	2,083,981	1,988,268
Noncontrolling interests	13,618	14,997
Total stockholders’ equity	2,097,599	2,003,265
Total liabilities and stockholders’ equity	$5,545,805	$5,129,872

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales
Unrelated parties	$1,570,093	$773,137	$3,066,175	$1,560,947
Related parties	62,706	19,021	122,414	45,861
Total net sales	1,632,799	792,158	3,188,589	1,606,808

Costs of goods sold	1,440,815	723,321	2,786,123	1,578,598
Gross profit	191,984	68,837	402,466	28,210

Selling, general and administrative expenses	55,957	48,559	113,117	105,879
Profit sharing	7,827	—	17,271	(42)
Amortization of intangible assets	11,565	13,994	23,146	29,692
Total selling, general and administrative expenses	75,349	62,553	153,534	135,529

Operating income (loss)	116,635	6,284	248,932	(107,319)

Interest expense, net of capitalized interest	43,448	37,043	80,963	73,294
Other expense (income), net	(3,521)	786	(6,602)	38
Income (loss) before income taxes	76,708	(31,545)	174,571	(180,651)

Income taxes (benefit)	29,911	(15,024)	64,385	(74,356)

Net income (loss)	46,797	(16,521)	110,186	(106,295)

Net loss attributable to noncontrolling interests	2,410	530	3,990	2,442

Net income (loss) attributable to Steel Dynamics, Inc.	$49,207	$(15,991)	$114,176	$(103,853)

Basic earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders	$.23	$(.08)	$.53	$(.56)

Weighted average common shares outstanding	216,635	189,848	216,459	185,924

Diluted earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.22	$(.08)	$.51	$(.56)

Weighted average common shares and share equivalents outstanding	234,600	189,848	234,630	185,924

Dividends declared per share	$.075	$.075	$.150	$.175

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating activities:
Net income (loss)	$46,797	$(16,521)	$110,186	$(106,295)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	55,398	57,765	111,670	114,728
Equity-based compensation	3,329	3,313	6,098	11,892
Deferred income taxes	10,417	5,797	18,885	13,492
(Gain) loss on disposal of property, plant and equipment	550	(475)	1,506	(747)
Changes in certain assets and liabilities:
Accounts receivable	21,423	(5,297)	(201,717)	135,796
Inventories	(117,013)	95,296	(165,071)	288,393
Other assets	(9,529)	17,856	(8,589)	42,835
Accounts payable	(22,707)	(13,793)	95,510	(47,847)
Income taxes receivable/payable	60,416	(29,735)	97,549	(40,996)
Accrued expenses	(29,730)	(42,540)	26,066	(124,890)
Net cash provided by operating activities	19,351	71,666	92,093	286,361

Investing activities:
Purchases of property, plant and equipment	(40,960)	(73,166)	(71,644)	(147,504)
Other investing activities	977	(7,290)	1,481	(10,513)
Net cash used in investing activities	(39,983)	(80,456)	(70,163)	(158,017)

Financing activities:
Issuance of current and long-term debt	2,002	471,685	546,552	708,744
Repayment of current and long-term debt	(4,476)	(841,781)	(355,806)	(1,200,447)
Debt issuance costs	(169)	(13,298)	(6,707)	(13,751)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	2,984	412,547	6,438	410,489
Contribution from noncontrolling investors	2,611	—	2,611	5,000
Dividends paid	(16,233)	(18,213)	(32,433)	(36,395)
Net cash provided by (used in) financing activities	(13,281)	10,940	160,655	(126,360)

Increase (decrease) in cash and equivalents	(33,913)	2,150	182,585	1,984
Cash and equivalents at beginning of period	225,506	16,067	9,008	16,233

Cash and equivalents at end of period	$191,593	$18,217	$191,593	$18,217

Supplemental disclosure information:
Cash paid for interest	$71,993	$67,450	$75,762	$79,433
Cash paid (received) for federal and state income taxes, net	$(41,997)	$1,656	$(55,007)	$(53,774)

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 60% and 64% of the company’s external net sales during the three-month periods ended June 30, 2010 and 2009, respectively, and 61% and 63% of the company’s external net sales during the six-month periods ended June 30, 2010 and 2009, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations primarily are composed of the company’s steel scrap procurement and processing locations, operated through the company’s wholly-owned subsidiary, OmniSource Corporation (OmniSource), as well as Iron Dynamics (IDI), the company’s iron-substitute production facility. In addition, the impact related to the construction and ongoing start-up of the Mesabi Nugget iron-making facility and potential future mining operations in Hoyt Lakes, Minnesota is also included in this segment.  Mesabi Nugget, which was under construction during 2009 and had its first shipment in February 2010, has and will continue to ramp up production during 2010.  Metals recycling and ferrous resources operations accounted for approximately 36% and 30% of the company’s external net sales during the three-month periods ended June 30, 2010 and 2009, respectively, and 35% and 30% during the six-month periods ended June 30, 2010 and 2009, respectively.

Steel Fabrication Operations.  Steel fabrication operations represent the company’s New Millennium Building Systems plants located in the eastern United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 3% and 5% of the company’s external net sales during the three-month periods ended June 30, 2010 and 2009, respectively, and 2% and 6% during the six-month periods ended June 30, 2010 and 2009, respectively.

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

Comprehensive Income (Loss) Attributable to Steel Dynamics, Inc.  The components of comprehensive income (loss) are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Steel Dynamics, Inc.	$49,207	$(15,991)	$114,176	$(103,853)
Unrealized gain on interest rate swap, net of tax	—	243	—	581
Reversal of unrealized loss on interest rate swap, net of tax	—	830	—	830
Comprehensive income (loss) attributable to Steel Dynamics, Inc.	$49,207	$(14,918)	$114,176	$(102,442)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (continued)

Goodwill.  The company’s goodwill is allocated to the following reporting units at June 30, 2010 and December 31, 2009, (in thousands):

	June 30,	December 31,
	2010	2009
OmniSource	$579,606	$584,510
The Techs	142,783	142,783
Roanoke Bar Division	29,041	29,041
New Millennium Building Systems	1,925	1,925
	$753,355	$758,259

OmniSource goodwill decreased $4.9 million from December 31, 2009 to June 30, 2010 in recognition of the 2010 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options and dilutive shares related to the company’s 5.125% convertible senior notes and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 2.3 million and 2.9 million shares were anti-dilutive at June 30, 2010 and 2009, respectively.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income (loss) attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended June 30,
	2010			2009
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$49,207	216,635	$.23	$(15,991)	189,848	$(.08)
Dilutive stock option effect	—	1,583		—	—
5.125% convertible senior notes	2,377	16,382		—	—
Diluted earnings per share	$51,584	234,600	$.22	$(15,991)	189,848	$(.08)

	Six Months Ended June 30,
	2010			2009
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share	$114,176	216,459	$.53	$(103,853)	185,924	$(.56)
Dilutive stock option effect	—	1,789		—	—
5.125% convertible senior notes	4,754	16,382		—	—
Diluted earnings (loss) per share	$118,930	234,630	$.51	$(103,853)	185,924	$(.56)

Note 3.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$503,979	$405,794
Supplies	224,531	219,320
Work-in-progress	90,846	72,279
Finished goods	198,518	155,438
Total inventories	$1,017,874	$852,831

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Debt

7 5/8% Senior Notes

In March 2010, the company issued $350.0 million of 7 5/8% senior notes due 2020.  The net proceeds from the notes were used to pay down the then outstanding senior secured revolving credit facility and for general corporate purposes.

Senior Secured Revolving Credit Facility, due 2012

On April 26, 2010, the company entered into an amendment to its senior secured revolving credit facility, due 2012 which provided for the addition of a lender who extended an additional commitment of $50.0 million, which increased the total revolving credit facility commitment from $874.0 million to $924.0 million.

Note 5. Changes in Stockholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total stockholders’ equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity attributable to the noncontrolling interests (in thousands):

		Stockholders of Steel Dynamics, Inc.
			Additional
		Common	Paid-In	Retained	Treasury	Noncontrolling
	Total	Stock	Capital	Earnings	Stock	Interests
Balances at January 1, 2010	$2,003,265	$629	$972,985	$1,745,511	$(730,857)	$14,997
Proceeds from the exercise of stock options, including related tax effect	6,438	2	6,436	—	—	—
Dividends declared	(32,493)	—		(32,493)	—	—
Equity-based compensation and issuance of restricted stock	7,592	—	4,359	—	3,233	—
Contributions from noncontrolling investors	2,611	—	—	—	—	2,611
Comprehensive income (loss)	110,186	—	—	114,176	—	(3,990)
Balances at June 30, 2010	$2,097,599	$631	$983,780	$1,827,194	$(727,624)	$13,618

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments (continued)

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity.  The following summarizes the company’s commodity futures contract commitments as of June 30, 2010 (MT represents metric tons):

Commodity	Long/Short	Total
Aluminum	Long	5,375	MT
Aluminum	Short	5,400	MT
Copper	Long	10,682	MT
Copper	Short	7,552	MT
Nickel	Long	288	MT
Nickel	Short	606	MT

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of June 30, 2010 and December 31, 2009, and for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

		Fair Value
		June 30, 2010	December 31, 2009
Balance Sheets
Commodity futures net asset	Other current assets	$668	$—
Commodity futures net liability	Accrued expenses	—	3,113

		Gain for Three Months Ended
		June 30, 2010	June 30, 2009
Statements of Operations
Commodity futures contracts	Costs of goods sold	$2,477	$1,856
Interest rate swap	Other comprehensive income	—	1,745
Interest rate swap	Other expense	—	1,350

		Gain for Six Months Ended
		June 30, 2010	June 30, 2009
Statements of Operations
Commodity futures contracts	Costs of goods sold	$4,408	$13,317
Interest rate swap	Other comprehensive income	—	2,294
Interest rate swap	Other expense	—	1,350

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2010, and December 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Commodity futures — financial assets	$4,373	$—	$4,373	$—
Commodity futures — financial liabilities	3,705	—	3,705	—

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Commodity futures — financial assets	$3,819	$—	$3,819	$—
Commodity futures — financial liabilities	6,932	—	6,932	—

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair value of long-term debt, including current maturities, was approximately $2.4 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion) and $2.3 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.2 billion) at June 30, 2010, and December 31, 2009, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Commitments and Contingencies

On February 1, 2008, the company was sued by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand, alleging damages in excess of $1.1 billion, arising out of Steel Dynamics’ activities in providing consulting services to a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998. On April 30, 2008, Steel Dynamics filed a Motion to Dismiss the lawsuit, and on February 23, 2009, the court dismissed the complaint, with prejudice, and denied the plaintiffs leave to amend their complaint. Plaintiff appealed this dismissal. On July 26, 2010, the Federal 7th Circuit Court of Appeals affirmed the dismissal.

On September 17, 2008, the company and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act.  The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products.  Seven additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification.  All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005 and the present.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period.  All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting limited discovery. Although the company believes that the lawsuits are without merit and plans to aggressively defend these actions, the company cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

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

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements.  Refer to the company’s Annual Report on Form 10-K/A for the year ended December 31, 2009, for more information related to the company’s segment reporting.  Intra-segment and intra-company sales and any related profits are eliminated in consolidation. The company’s segment results for the three month periods ended June 30, 2010 and 2009 are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
June 30, 2010	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$954,589	$537,519	$42,266	$23,781		$—		$1,558,155
External Non-U.S.	22,048	52,406	—	190		—		74,644
Other segments	43,292	258,442	1	2,501		(304,236)		—
	1,019,929	848,367	42,267	26,472		(304,236)		1,632,799
Operating income (loss)	131,146	6,939	(4,713)	(16,820	)(1)	83	(2)	116,635
Income (loss) before income taxes	111,778	(7,238)	(6,021)	(21,816)		5		76,708
Depreciation and amortization	28,138	24,443	1,739	1,136		(58)		55,398
Capital expenditures	17,146	13,682	43	10,089				40,960

As of June 30, 2010
Assets	2,394,503	2,385,902	181,807	914,436	(3)	(330,843	)(4)	5,545,805
Liabilities	255,665	517,285	8,639	2,990,606	(5)	(323,989	)(6)	3,448,206

Footnotes related to the three months ended June 30, 2010 segment results (in millions):

(1)	Corporate SG&A	$(7.5)
	Company-wide stock option expense	(2.9)
	Profit sharing	(6.8)
	Other, net	0.4
		$(16.8)

(2)	Margin reduction from intra-company sales	$0.1

(3)	Deferred income taxes	$307.2
	Income taxes receivable	35.8
	Debt issuance costs	27.0
	Property, plant and equipment, net	54.8
	Intra-company debt	224.8
	Cash and equivalents	182.8
	Other	82.0
		$914.4

(4)	Elimination of intra-company receivables	$(29.6)
	Deferred income tax elimination	(66.9)
	Elimination of intra-company debt	(224.8)
	Other	(9.5)
		$(330.8)

(5)	Debt	$2,341.1
	Deferred income taxes	499.1
	Accounts payable	32.0
	Income taxes payable	2.0
	Accrued interest	33.7
	Other	82.7
		$2,990.6

(6)	Deferred income tax elimination	$(68.5)
	Intra-company debt	(224.8)
	Intra-company payables	(30.1)
	Other	(0.6)
		$(324.0)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (continued)

For the three months ended		Metals Recycling /	Steel Fabrication
June 30, 2009	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$494,873	$213,070	$36,470	$8,337		$—		$752,750
External Non-U.S.	12,020	27,328	—	60		—		39,408
Other segments	15,811	68,540	556	1,163		(86,070)		—
	522,704	308,938	37,026	9,560		(86,070)		792,158
Operating income (loss)	33,470	(6,557)	16	(9,757	)(1)	(10,888	)(2)	6,284
Income (loss) before income taxes	16,319	(15,683)	(1,295)	(16,324)		(14,562)		(31,545)
Depreciation and amortization	25,996	27,299	1,490	2,980		—		57,765
Capital expenditures	12,690	60,406	17	53		—		73,166

As of June 30, 2009
Assets	2,203,502	2,142,622	158,364	598,232	(3)	(220,908	)(4)	4,881,812
Liabilities	184,559	211,557	8,930	2,735,762	(5)	(183,479	)(6)	2,957,329

Footnotes related to the three months ended June 30, 2009 segment results (in millions):

(1)	Corporate SG&A	$(9.2)
	Other, net	(0.6)
		$(9.8)

(2)	Margin impact from inter-company sales	$(10.9)

(3)	Deferred income taxes	$317.0
	Income taxes receivable	125.9
	Debt issuance costs	27.7
	Other	127.6
		$598.2

(4)	Elimination of inter-company receivables	$(19.4)
	Deferred income taxes elimination	(111.0)
	Other	(90.5)
		$(220.9)

(5)	Debt	$2,101.5
	Deferred income taxes	507.5
	Other	126.8
		$2,735.8

(6)	Deferred income taxes elimination	$(113.5)
	Intercompany debt	(57.6)
	Other	(12.3)
		$(183.4)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (continued)

For the six months ended		Metals Recycling /	Steel Fabrication
June 30, 2010	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,897,807	$1,012,936	$66,227	$50,859		$—		$3,027,829
External Non-U.S.	51,397	109,052	—	311		—		160,760
Other segments	83,221	482,682	38	4,720		(570,661)		—
	2,032,425	1,604,670	66,265	55,890		(570,661)		3,188,589
Operating income (loss)	265,884	31,073	(11,293)	(35,695	)(1)	(1,037	)(2)	248,932
Income (loss) before income taxes	229,666	6,175	(13,777)	(45,739)		(1,754)		174,572
Depreciation and amortization	56,298	50,127	3,112	2,218		(85)		111,670
Capital expenditures	29,217	31,358	150	11,557		(638)		71,644

Footnotes related to the six months ended June 30, 2010 segment results (in millions):

(1)	Corporate SG&A	$(17.0)
	Company-wide stock option expense	(5.2)
	Profit sharing	(15.3)
	Other, net	1.8
		$(35.7)

(2)	Margin reduction from intra-company sales	$(1.0)

For the six months ended		Metals Recycling /	Steel Fabrication
June 30, 2009	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$983,013	$435,469	$97,255	$19,444		$—		$1,535,181
External Non-U.S.	28,922	42,635	—	70		—		71,627
Other segments	37,883	127,242	578	2,219		(167,922)		—
	1,049,818	605,346	97,833	21,733		(167,922)		1,606,808
Operating income (loss)	(34,741)	(30,705)	3,077	(22,808	)(1)	(22,142	)(2)	(107,319)
Income (loss) before income taxes	(69,581)	(49,872)	59	(35,691)		(25,566)		(180,651)
Depreciation and amortization	50,688	57,107	3,247	3,686		—		114,728
Capital expenditures	43,778	104,070	(449)	105		—		147,504

Footnotes related to the six months ended June 30, 2009 segment results (in millions):

(1)	Corporate SG&A	$(20.5)
	Other, net	(2.3)
		$(22.8)

(2)	Margin impact from inter-company sales	$(22.1)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of June 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$180,831	$5,389	$5,373	$—	$191,593
Accounts receivable, net	272,484	606,100	10,083	(260,359)	628,308
Inventories	519,962	430,488	70,944	(3,520)	1,017,874
Other current assets	87,738	7,217	3,706	(26,320)	72,341
Total current assets	1,061,015	1,049,194	90,106	(290,199)	1,910,116
Property, plant and equiment, net	1,136,935	706,451	397,674	(3,133)	2,237,927
Intangible assets, net	—	511,002	—	—	511,002
Goodwill	—	753,355	—	—	753,355
Other assets, including investments in subs	2,855,140	325,002	7,678	(3,054,415)	133,405
Total assets	$5,053,090	$3,345,004	$495,458	$(3,347,747)	$5,545,805

Accounts payable	$137,586	$220,573	$31,365	$(26,188)	$363,336
Accrued expenses	108,692	99,585	7,002	(30,658)	184,621
Current maturities of long-term debt	848	350	51,198	(46,055)	6,341
Total current liabilities	247,126	320,508	89,565	(102,901)	554,298
Long-term debt	2,351,750	—	256,170	(206,241)	2,401,679
Other liabilities	370,233	2,354,241	40,687	(2,272,932)	492,229

Common stock	631	19,753	6,601	(26,354)	631
Treasury stock	(727,624)	—	—	—	(727,624)
Additional paid-in-capital	983,780	117,753	121,603	(239,356)	983,780
Retained Earnings	1,827,194	532,749	(32,786)	(499,963)	1,827,194
Total Steel Dynamics, Inc. stockholders’ equity	2,083,981	670,255	95,418	(765,673)	2,083,981
Noncontrolling interests	—	—	13,618	—	13,618
Total stockholders’ equity	2,083,981	670,255	109,036	(765,673)	2,097,599
Total liabilities and stockholders’ equity	$5,053,090	$3,345,004	$495,458	$(3,347,747)	$5,545,805

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

Condensed Consolidating Balance Sheets (in thousands)

				Combined	Consolidating		Total
As of December 31, 2009	Parent		Guarantors	Non-Guarantors	Adjustments		Consolidated
Cash and equivalents	$430		$6,363	$2,215	$—		$9,008
Accounts receivable, net	201,749		461,535	9,217	(245,909)		426,592
Inventories	437,375		368,823	50,376	(3,743)		852,831
Other current assets	177,271		5,954	551	(15,404)		168,372
Total current assets	816,825		842,675	62,359	(265,056)		1,456,803
Property, plant and equiment, net	1,159,215		728,601	368,815	(2,581)		2,254,050
Intangible assets, net	—		533,510	—	—		533,510
Goodwill	—		758,259	—	—		758,259
Other assets, including investments in subs	2,726,175	(1)	326,293	9,415	(2,934,633	)(1)	127,250
Total assets	$4,702,215		$3,189,338	$440,589	$(3,202,270)		$5,129,872

Accounts payable	$87,635		$157,711	$43,567	$(26,628)		$262,285
Accured expenses	86,035		107,375	2,774	(31,090)		165,094
Current maturities of long-term debt	167,832		350	14,907	(14,907)		168,182
Total current liabilities	341,502		265,436	61,248	(72,625)		595,561
Long-term debt	2,001,953		25	238,192	(185,598)		2,054,572
Other liabilities	370,492		2,298,846	29,556	(2,222,420)		476,474

Common stock	629		19,753	7,763	(27,516)		629
Treasury stock	(730,857)		—	—	—		(730,857)
Additional paid-in-capital	972,985		117,753	112,437	(230,190)		972,985
Retained earnings	1,745,511	(1)	487,525	(23,604)	(463,921	)(1)	1,745,511
Total Steel Dynamics, Inc. stockholders’ equity	1,988,268		625,031	96,596	(721,627)		1,988,268
Noncontrolling interests	—		—	14,997	—		14,997
Total stockholders’ equity	1,988,268		625,031	111,593	(721,627)		2,003,265
Total liabilities and stockholders’ equity	$4,702,215		$3,189,338	$440,589	$(3,202,270)		$5,129,872

(1)         The December 31, 2009 Parent Balance Sheet was adjusted to increase Retained Earnings to $1,745,511 (from $1,495,771) and Other Assets, including Investments in Subsidiaries, to $2,726,175 (from $2,476,435) to reflect undistributed earnings (losses) of certain guarantor and non-guarantor subsidiaries. This adjustment had no impact on previously reported combined non-guarantors or consolidated amounts.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
June 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$726,120	$1,831,842	$35,359	$(960,522)	$1,632,799
Costs of goods sold	607,268	1,740,778	44,291	(951,522)	1,440,815
Gross profit (loss)	118,852	91,064	(8,932)	(9,000)	191,984
Selling, general and administrative	24,490	50,479	2,247	(1,867)	75,349
Operating income (loss)	94,362	40,585	(11,179)	(7,133)	116,635
Interest expense, net of capitalized interest	25,038	17,677	3,424	(2,691)	43,448
Other (income) expense, net	(4,482)	(2,057)	248	2,770	(3,521)
Income (loss) before income taxes and equity in net income of subsidiaries	73,806	24,965	(14,851)	(7,212)	76,708
Income taxes (benefit)	27,866	9,465	(5,552)	(1,868)	29,911
	45,940	15,500	(9,299)	(5,344)	46,797
Equity in net income of subsidiaries	3,267	—	—	(3,267)	—
Net loss attributable to noncontrolling interests	—	—	2,410	—	2,410
Net income (loss) attributable to Steel Dynamics, Inc.	$49,207	$15,500	$(6,889)	$(8,611)	$49,207

For the three months ended,				Combined	Consolidating	Total
June 30, 2009	Parent		Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$346,848		$845,858	$9,559	$(410,107)	$792,158
Costs of goods sold	321,467		787,150	9,057	(394,353)	723,321
Gross profit	25,381		58,708	502	(15,754)	68,837
Selling, general and administrative	7,925		59,428	3,087	(7,887)	62,553
Operating income (loss)	17,456		(720)	(2,585)	(7,867)	6,284
Interest expense, net of capitalized interest	20,542		12,793	516	3,192	37,043
Other (income) expense, net	25,457		(25,009)	5	333	786
Income (loss) before income taxes and equity in net income of subsidiaries	(28,543)		11,496	(3,106)	(11,392)	(31,545)
Income taxes (benefit)	(13,611)		6,068	(1,220)	(6,261)	(15,024)
	(14,932)		5,428	(1,886)	(5,131)	(16,521)
Equity in net loss of subsidiaries	(1,059	)(2)	—	—	1,059 (2)	—
Net loss attributable to noncontrolling interests	—		—	530	—	530
Net income (loss) attributable to Steel Dynamics, Inc.	$(15,991)		$5,428	$(1,356)	$(4,072)	$(15,991)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

For the six months ended,			Combined	Consolidating	Total
June 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,453,153	$3,564,273	$66,769	$(1,895,606)	$3,188,589
Costs of goods sold	1,215,250	3,363,533	83,747	(1,876,407)	2,786,123
Gross profit (loss)	237,903	200,740	(16,978)	(19,199)	402,466
Selling, general and administrative	53,381	100,526	4,594	(4,967)	153,534
Operating income (loss)	184,522	100,214	(21,572)	(14,232)	248,932
Interest expense, net of capitalized interest	46,885	32,858	5,535	(4,315)	80,963
Other (income) expense, net	(7,266)	(4,907)	538	5,033	(6,602)
Income (loss) before income taxes and equity in net income of subsidiaries	144,903	72,263	(27,645)	(14,950)	174,571
Income taxes (benefit)	51,852	27,038	(10,348)	(4,157)	64,385
	93,051	45,225	(17,297)	(10,793)	110,186
Equity in net income of subsidiaries	21,125	—	—	(21,125)	—
Net loss attributable to noncontrolling interests	—	—	3,990	—	3,990
Net income (loss) attributable to Steel Dynamics, Inc.	$114,176	$45,225	$(13,307)	$(31,918)	$114,176

For the six months ended,				Combined	Consolidating	Total
June 30, 2009	Parent		Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$696,651		$1,710,831	$21,733	$(822,407)	$1,606,808
Costs of goods sold	736,702		1,610,448	23,520	(792,072)	1,578,598
Gross profit (loss)	(40,051)		100,383	(1,787)	(30,335)	28,210
Selling, general and administrative	35,991		104,897	6,019	(11,378)	135,529
Operating income (loss)	(76,042)		(4,514)	(7,806)	(18,957)	(107,319)
Interest expense, net of capitalized interest	40,994		27,279	795	4,226	73,294
Other (income) expense, net	51,126		(51,737)	22	627	38
Income (loss) before income taxes and equity in net income of subsidiaries	(168,162)		19,944	(8,623)	(23,810)	(180,651)
Income taxes (benefit)	(70,163)		8,320	(2,579)	(9,934)	(74,356)
	(97,999)		11,624	(6,044)	(13,876)	(106,295)
Equity in net loss of subsidiaries	(5,854	)(2)	—	—	5,854 (2)	—
Net loss attributable to noncontrolling interests	—		—	2,442	—	2,442
Net income (loss) attributable to Steel Dynamics, Inc.	$(103,853)		$11,624	$(3,602)	$(8,022)	$(103,853)

(2)                        The Parent Statement of Operations for the three and six-month periods ended June 30, 2009 was adjusted to change Equity in Net Loss of Subsidiaries to $(1,059), from $3,542; and to ($5,854), from $5,580, respectively, to reflect in net loss attributable to Steel Dynamics, Inc. the net loss attributable to the noncontrolling interests, and the net income (loss) effect of consolidating adjustments. These adjustments had no impact on previously reported combined non-guarantors or total consolidated amounts.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the six months ended,			Combined	Consolidating	Total
June 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$168,393	$(17,285)	$(58,376)	$(639)	$92,093
Net cash used in investing activities	(103,052)	(16,823)	(31,884)	81,596	(70,163)
Net cash provided by financing activities	115,060	33,134	93,418	(80,957)	160,655
Increase (decrease) in cash and equivalents	180,401	(974)	3,158	—	182,585
Cash and equivalents at beginning of period	430	6,363	2,215	—	9,008
Cash and equivalents at end of period	$180,831	$5,389	$5,373	$—	$191,593

For the six months ended,			Combined	Consolidating	Total
June 30, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$133,313	$148,666	$(19,542)	$23,924	$286,361
Net cash used in investing activities	(92,981)	(37,494)	(88,964)	61,422	(158,017)
Net cash provided by (used in) financing activities	(36,689)	(110,662)	106,337	(85,346)	(126,360)
Increase (decrease) in cash and equivalents	3,643	510	(2,169)	—	1,984
Cash and equivalents at beginning of period	1,389	11,514	3,330	—	16,233
Cash and equivalents at end of period	$5,032	$12,024	$1,161	$—	$18,217

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

Interest Expense, net of Capitalized Interest.  Interest expense consists of interest associated with our senior credit facilities and other debt net of interest costs that are required to be capitalized during the construction period of certain capital investment projects.

Other (Income) Expense, net.  Other income consists of interest income earned on our temporary cash deposits and any other non-operating income activity, including gains on certain short-term investments and income from non-consolidated investments accounted for under the equity method. Other expense consists of any non-operating costs.

Overview

Net income was $49.2 million, or $.22 per diluted share, during the second quarter of 2010, compared with a net loss of $16.0 million, or $.08 per diluted share, during the second quarter of 2009, and compared with net income of $65.0 million, or $0.29 per diluted share, during the first quarter of 2010. Our net sales increased $840.6 million, or 106%, to $1.6 billion in the second quarter of 2010 versus the second quarter of 2009, and our second quarter 2010 net sales increased $77.0 million, or 5% versus the first quarter of 2010 . Our gross profit percentage was 12% during the second quarter of 2010 as compared to 9% for the second quarter of 2009, and 14% for the first quarter of 2010.

Net income was $114.2 million, or $.51 per diluted share during the first six months of 2010, compared with net loss of $103.9 million, or $.56 per diluted share during the first six months of 2009.  Our net sales increased $1.6 billion, or 98%, to $3.2 billion in the first six months of 2010 versus the first six months of 2009. Our gross profit percentage was 13% during the first six months of 2010 as compared to 2% for the first six months of 2009.

During the first half of 2010, we have continued to experience the return to profitably we saw in the latter half of 2009, in the wake of the global economic recession of late 2008 and early 2009. Since the second quarter of 2009, sequentially improving quarterly net sales have been driven by the general improvement of the domestic economy, resulting in increasing customer demand for our products.

We have experienced consistent to moderately improving customer order volume within our steel operations, as product pricing has also generally improved. Within our steel operations, the most impactful demand improvement has been in our sheet and special bar-quality steel products. However, order entry activity for our sheet steel did decline late in the second quarter of 2010 and has continued into July. Operating income in our steel operations for the second quarter of 2010 was consistent with that of the first quarter of 2010. As we head into the latter half of 2010, we anticipate continued steady demand in special bar-quality products, with moderate improvements in our other long products categories. Structural steel and steel fabrication demand continues to lag but is showing modest signs of improvement.

Additionally, our metals recycling operations experienced improving net sales and shipping volumes of ferrous and nonferrous metals, as demand improved due in large part to domestic and international steel production utilization rates increasing. While sales volumes continued to show improvement in the second quarter of 2010, operating income retreated as compared to the first quarter due to declining margins in nonferrous operations, as the underlying commodity pricing for copper, aluminum and nickel declined.

Segment Operating Results 2010 vs. 2009

	Three Months Ended			Six Months Ended			First	Linked
	June 30,			June 30,			Quarter	Quarter
	2010	% Change	2009	2010	% Change	2009	2010	% Change

Net sales
Steel	$1,019,929	95%	$522,704	$2,032,425	94%	$1,049,818	$1,012,496	1%
Metals recycling and ferrous resources	848,367	175%	308,938	1,604,670	165%	605,346	756,303	12%
Steel fabrication	42,267	14%	37,026	66,265	-32%	97,833	23,998	76%
Other	26,472	177%	9,560	55,890	157%	21,733	29,418	-10%
	1,937,035		878,228	3,759,250		1,774,730	1,822,215
Intra-company	(304,236)		(86,070)	(570,661)		(167,922)	(266,425)
Consolidated	$1,632,799	106%	$792,158	$3,188,589	98%	$1,606,808	$1,555,790	5%

Operating income (loss)
Steel	$131,146		$33,470	$265,884		$(34,741)	$134,738
Metals recycling and ferrous resources	6,939		(6,557)	31,073		(30,705)	24,134
Steel fabrication	(4,713)		16	(11,293)		3,077	(6,580)
Other	(16,820)		(9,757)	(35,695)		(22,808)	(18,875)
	116,552		17,172	249,969		(85,177)	133,417
Eliminations	83		(10,888)	(1,037)		(22,142)	(1,120)
Consolidated	$116,635		$6,284	$248,932		$(107,319)	$132,297

Steel Operations

Steel Operations.  Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. In the second quarters of 2010 and 2009, our steel operations accounted for 60% and 64%, respectively, of our external net sales, and accounted for 63% in the first quarter of 2010. Operating income for steel operations increased $97.7 million or 292%, to $131.1 million in the second quarter of 2010 compared to the second quarter of 2009 due to significant increases in sales volumes across all product types as well as increased selling prices per ton, but decreased $3.6 million, or 3%, on a linked-quarter basis. This decrease was due primarily to the decreased shipping volumes of sheet products compared to the first quarter of 2010, partially offset by increased selling prices per ton.  Steel operations accounted for 61% and 63% of our external net sales during the first six months of 2010 and 2009, respectively.  Operating income for steel operations increased $300.6 million to $265.9 million in the first six months of 2010 versus the first six months of 2009 due to significant increases in sales volumes across all product types as well as increased selling prices per ton.

Sheet Products.  Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. During the second quarter of 2010, our sheet operations represented 66% of our steel segment’s operating income, as compared to 74% in the second quarter of 2009. The decrease in the percentage in 2010 from 2009 is due primarily to the improved profitability of the Engineered Bar Products and Roanoke Bar divisions during the second quarter of 2010 relative to the segment as a whole.

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

	Three Months Ended				Six Months Ended				First
	June 30,				June 30,				Quarter
	2010		2009		2010		2009		2010
Shipments (net tons)
Flat Roll Division	622,861		454,745		1,372,119		758,683		749,258
The Techs	191,960		127,290		402,505		245,649		210,545
Sheet products	814,821	69%	582,035	69%	1,774,624	71%	1,004,332	66%	959,803	73%

Structural and Rail Division	159,252		96,476		314,601		226,031		155,349
Engineered Bar Products Division	128,802		63,124		253,861		134,664		125,059
Roanoke Bar Division	109,393		89,112		218,579		165,722		109,186
Steel of West Virginia	52,720		54,959		106,125		98,083		53,405
Long products	450,167	38%	303,671	36%	893,166	36%	624,500	41%	442,999	33%

Total shipments	1,264,988		885,706		2,667,790		1,628,832		1,402,802
Intra-company and segment	(86,866)	(7)%	(47,590)	(6)%	(168,819)	(7)%	(99,602)	(7)%	(81,953)	(6)%
External shipments	1,178,122		838,116		2,498,971		1,529,230		1,320,849

Second quarter 2010 total shipments were up 43% compared to the same period in 2009 due to an improved economic climate during the first half of 2010 as steel mill utilization improved with more automotive and heavy machinery demand, and service center inventories have continued to remain at low levels. Linked-quarter total shipments decreased 10%, driven by sheet products which declined 15%. Long products achieved increased shipments of 2% on a linked-quarter basis. While recent order entry for sheet products has slowed, long products continue to show modest improvement. We anticipate sheet product demand to show gradual improvement later in the third quarter, while long products should continue to show strong demand, especially special and merchant bar quality, and bolstered by our continued development of rail products.

Total shipments for the first six months of 2010 were up 64% compared to the same period in 2009 due to an improved economic climate during the first half of 2010 as compared to the same period in 2009.  Sheet products achieved increased shipments of 77% while long products achieved increased shipments of 43%.

Our second quarter 2010 average steel operations’ selling price per ton shipped, including intra-company shipments, increased $224 compared with the second quarter of 2009, and increased $93 compared with the first quarter of 2010. In sheet products, our second quarter 2010 average selling price per ton shipped increased $266 per ton compared with the second quarter of 2009, and increased $94 on a linked-quarter basis. Long products average selling prices increased $143 per ton compared with the second quarter of 2009, and $88 on a linked-quarter basis. Net sales for the segment increased by $497.2 million, or 95%, compared to the second quarter of 2009, and $7.4 million, or 1%, on a linked-quarter basis. Stronger demand for our steel products in conjunction with the improving economic climate have driven increases in both volumes and product pricing as compared to the second quarter of 2009.

Our first six months 2010 average steel operations’ selling price per ton shipped, including intra-company shipments, increased $117 compared with the first six months of 2009. In sheet products, our first six months of 2010 average selling price per ton shipped increased $163 per ton compared with the first six months of 2009. Long products average selling prices increased $48 per ton compared with the first six months of 2009. Net sales for the segment increased by $982.6 million, or 94%, in the first six months of 2010 compared to the same period in 2009. Stronger demand for our steel products in conjunction with the improving economic climate have driven increases in both volumes and product pricing as compared to the first half of 2009.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations increased $183 in the second quarter 2010 compared with the second quarter of 2009, and $49 on a linked-quarter basis. During the second quarter of 2010 and 2009, respectively, our metallic raw material costs represented 62% and 45% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes.

Our metallic raw material cost per net ton consumed in our steel operations increased $122 for the first six months of 2010 compared with the first six months of 2009, and represented 62% and 47% of our steel operations’ manufacturing costs during the first six months of 2010 and 2009, respectively, excluding the operations of The Techs.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment includes our metals recycling operations, liquid pig iron manufacturing facility and iron nugget manufacturing start-up facility. In the second quarter of 2010 and 2009, our metals recycling and ferrous resources operations accounted for 36% and 30%, respectively, of our external net sales, and accounted for 34% in the first quarter of 2010.  Operating income for the segment increased $13.5 million, to $6.9 million, compared to the second quarter of 2009, due to increased volumes and pricing.

Metals Recycling.  Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of income in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills.  During the second quarter of 2010, our metals recycling operations represented 236% of this segment’s operating income, as compared to 16% of this segment’s operating loss during the second quarter of 2009, and 144% of this segment’s operating income during the first quarter of 2010, as losses were experienced in our ferrous resources operations for all periods due primarily to the construction and start up of production at Mesabi Nugget.

Ferrous Resources.  Our ferrous resource operations consist of the revenues and expenses associated with our scrap substitute manufacturing facility, Iron Dynamics (IDI); our iron-nugget manufacturing facility, Mesabi Nugget; and our potential future mining operations, Mesabi Mining. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Mesabi Nugget began initial, limited production of iron nuggets in January 2010. During 2010, we anticipate reaching monthly production rates of approximately two-thirds of the facility’s anticipated annual production capacity of 500,000 metric tons.

	Three Months Ended		Six Months Ended		First
	June 30,		June 30,		Quarter
	2010	2009	2010	2009	2010
Ferrous metal shipments (gross tons)
Combined	1,350,364	750,178	2,580,439	1,401,847	1,230,075
Intra-company	(563,350)	(279,485)	(1,082,656)	(471,229)	(519,306)
External	787,014	470,693	1,497,783	930,618	710,769

Non-ferrous metals shipments (thousands of pounds)
Combined	236,648	169,784	474,893	360,178	238,245
Intra-company	(1,946)	—	(4,140)	—	(2,194)
External	234,702	169,784	470,753	360,178	236,051

Mesabi Nugget shipments (metric tons)	17,478	—	24,657	—	7,179

Iron Dynamics shipments (metric tons)
Liquid pig iron	39,193	40,272	85,621	77,672	46,428
Hot briquetted iron	15,357	1,345	26,729	19,785	11,372
Other	568	26	1,266	637	698
Intra-company	55,118	41,643	113,616	98,094	58,498

During the second quarter of 2010, this segment recorded combined shipments of 1,350,000 gross tons of ferrous metals and 236.6 million pounds of non-ferrous materials, compared with 750,000 gross tons and 169.8 million pounds during the same period in 2009. On a linked-quarter basis, combined shipments of ferrous metals increased by 120,000 gross tons while shipments of non-ferrous metals decreased by 1.6 million pounds, or less than 1%. During the second quarter of 2010, the metals recycling operations provided approximately 48% of the steel scrap purchased by our steel mills. This represented 28% of the metals recycling operations’ net sales for the quarter as compared to 27% during the first quarter of 2010, and 18% during the second quarter of 2009. Domestic steel mill utilization has increased from 66% to 75% over the past three quarters, and as a major consumer of ferrous scrap, this has increased demand.

Net sales for the segment in the second quarter of 2010 increased by $539.4 million, or 175%, compared to the second quarter of 2009, and increased $92.1 million, or 12%, on a linked-quarter basis. The second quarter 2010 increase over 2009 was due to both the increased scrap volumes and pricing as the markets in 2010 were much healthier than in 2009. Copper prices fell 17% over the quarter, aluminum dropped 16% and nickel dropped 21%, which eroded our second quarter 2010 nonferrous margins as compared to those achieved in the first quarter 2010. Net sales for the segment for the first half of 2010 increased by $999.3 million to $1.6 billion compared to the first half of 2009.

Operating income for the segment increased $13.5 million, to $6.9 million in the second quarter 2010, compared to the second quarter of 2009 due to increased scrap volumes and pricing, but decreased $17.2 million, or 71%, on a linked-quarter basis. The majority of the sequential quarter over quarter decline in segment operating income was attributable to margin compression in our nonferrous metals operations as noted above, whereas ferrous metals experienced only a modest decrease in operating income. The operating loss attributable to our Mesabi Nugget start-up operations of $11.5 million (including noncontrolling interest) in the second quarter was consistent with that of the first quarter of 2010, but higher than the second quarter 2009 operating loss of $1.9 million, when the location was still being constructed.

Operating income for the segment increased $61.8 million to $31.1 million for the first half of 2010 compared the first half of 2009 due to both the increased scrap volumes and pricing as the markets in 2010 were much healthier than in 2009.  This was despite the operating loss attributable to our Mesabi Nugget start-up operations increasing to $23.3 million (including noncontrolling interest) in the first half of 2010 from $3.6 million in the first half of 2009, when the location was still being constructed.

Steel Fabrication Operations

Our steel fabrication operations include three operating and two idled New Millennium Building Systems’ plants located in the Midwest and Southeastern part of the United States.  Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 3% and 5% of our external net sales during the second quarter of 2010 and 2009, respectively, and 2% during the first quarter of 2010. Operating loss for the segment was $4.7 million compared to operating income of $16,000 in the second quarter of 2009, and an operating loss of $6.6 million, or 28% lower, on a linked-quarter basis.  Operating loss for the segment was $11.3 million for the first half of 2010 compared to operating income of $3.1 million for the first half of 2009.

Net sales for the segment increased by $5.2 million, or 14%, in the second quarter 2010 compared to the second quarter of 2009, and $18.3 million, or 76%, on a linked-quarter basis. While volumes were up in the second quarter 2010, our average steel fabrication operations’ selling price per ton shipped decreased $38, or 4%, during the second quarter of 2010 when compared with the same period in 2009, but increased 8% on a linked-quarter basis.  Net sales for the segment decreased $31.6 million to $66.3 million for the first half of 2010 as compared to the first half of 2009.  Our average steel fabrication operations’ selling price per ton shipped decreased $232, or 19%, in the first half of 2010 as compared to the same period in 2009.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the second quarter of 2010 and 2009, the cost of steel products purchased represented 71% of the total cost of manufacturing for our steel fabrication operations; however, costs of steel increased in the second quarter of 2010 as compared to the same period in 2009 by $64 per ton, which also caused margins and operating profit to decrease. During the first half of 2010 and 2009, the cost of total steel products consumed represented 68% and 73%, respectively, of the total cost of manufacturing for our steel fabrication operations. The cost of steel decreased in the first half of 2010 as compared to the same period in 2009 by $74 per ton.  Despite this decrease, gross margins decreased due to the $232 per ton decrease in selling price per ton.

The slowly recovering economy and depressed activity in non-residential construction continues to have a negative impact on this operating segment in 2010. Some encouraging signs have emerged, including the exit of a major competitor from the joist and deck market; however, we anticipate the non-residential construction recovery to develop slowly during 2010. We are beginning to see slightly positive trends in order entry activity and product pricing, though gross margins are still tight with input costs outpacing pricing increases.

Second Quarter Consolidated Results 2010 vs. 2009

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $75.3 million during the second quarter of 2010, as compared to $62.6 million during the second quarter of 2009, an increase of $12.8 million, or 20%. Our selling, general and administrative expenses represented 5% and 8% of our total net sales during the second quarter of 2010 and 2009, respectively. The percentage decrease is primarily a result of improved net sales in the second quarter of 2010 compared with the prior year as measured against certain fixed cost components in selling, general and administrative expenses.

The most significant increase in our selling, general and administrative expenses was due to the accrual of profit sharing expense during the second quarter of 2010 as a result of our positive financial results compared to 2009. During the second quarter of 2010, we recorded expense of $6.8 million related to our Steel Dynamics performance-based profit sharing plan (and $1.0 million of other profit sharing), while no such expense was recorded in the second quarter of 2009. The contribution percentage for this plan consists of 2% of consolidated pretax earnings plus a unique percentage of each of our operating segments’ pretax earnings. The resulting total contribution percentage was 8% of consolidated pretax earnings (before profit sharing) during the second quarter of 2010.

Interest Expense, net of Capitalized Interest.  During the second quarter of 2010, gross interest expense increased $3.7 million, or 9%, to $45.4 million, and capitalized interest decreased $2.6 million to $2.0 million, when compared to the same period in 2009. The increase in gross interest expense for the second quarter of 2010 compared to the second quarter of 2009 is primarily a result of our issuance of $350.0 million of 7 5/8% senior notes due 2020 in March 2010. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments, which with the completion of several of our construction projects, is not as significant in the second quarter 2010. Our weighted-average interest rate on our outstanding borrowings was 7.3% and 6.0% at June 30, 2010 and 2009, respectively. We currently anticipate gross interest expense to remain consistent through the remainder of the year.

Other (Income) Expense, net.  Other income was $3.5 million during the second quarter of 2010, as compared to net expense of $786,000 during the same period in 2009. During the second quarter of 2010, we recorded interest income of $950,000 during the second quarter of 2010 versus $100,000 in the same period in 2009. During the second quarter of 2009, the company recorded other expense of $1.3 million from the termination of an interest rate swap contract related to a senior secured term loan, which was paid off in the second quarter of 2009.

Income Taxes (Benefit).  During the second quarter of 2010, our income tax expense was $29.9 million, as compared to a benefit of $15.0 million during the same period in 2009. Our effective income tax rate before noncontrolling interests was 39.0% and (47.6%) during the second quarter of 2010 and 2009, respectively.

First Six Months Consolidated Results 2010 vs. 2009

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $153.5 million during the first six months of 2010, as compared to $135.5 million during the same period in 2009, an increase of $18.0 million, or 13%. During the first six months of 2010 and 2009, selling, general and administrative expenses represented approximately 5% and 8% of net sales, respectively. The increase in selling, general and administrative expenses in the first six months of 2010 compared to the first six months of 2009 primarily relates to recording profit sharing expense of $15.3 million related to our Steel Dynamics performance-based profit sharing plan (and $2.0 million of other profit sharing) during the first six months of 2010 and no such expense during the same period in 2009.

Interest Expense, net of Capitalized Interest.  During the first six months of 2010, gross interest expense increased $5.4 million, or 7%, to $86.4 million, and capitalized interest decreased $2.2 million, or 29%, to $5.4 million as compared to the same period in 2009. The increase in gross interest expense for the first six months of 2010 compared to the first six months of 2009 is primarily a result of our issuance of $350.0 million of 7 5/8% senior notes in March 2010. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments, which with the completion of several of our construction projects, is not as significant in 2010.

Other (Income) Expense, net.  Other income was $6.6 million during the first six months of 2010, as compared to other expense of $38,000 during the same period in 2009. Earnings from investments in metals recycling entities accounted for under the equity method of accounting were approximately $400,000 for the first six months of versus a loss in the same period in 2009 of more than $300,000. In addition, we have recorded interest income of nearly $1.9 million for the first six months of 2010 versus less than $300,000 in 2009. During the second quarter of 2009, the company recorded an expense of $1.3 million from the termination of an interest rate swap contract related to a senior secured term loan, which was paid off in the second quarter of 2009.

Income Taxes.  During the first six months of 2010, our income tax provision was $64.4 million, as compared to a benefit of $74.4 million during the same period in 2009. During the first six months of 2010 and 2009, our effective income tax rates before noncontrolling interests were 36.9% and 41.2%, respectively.

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

Working Capital.  During the first half of 2010, our operational working capital position, representing our cash invested in trade receivables, inventories and income taxes receivable, less current liabilities other than debt, increased $145.0 million to $1,134.0 million compared to December 31, 2009. Trade receivables increased $201.7 million, or 47%, during the first six months of 2010 to $628.3 million, of which over 98% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 7% and 6% of our outstanding trade receivables at June 30, 2010 and December 31, 2009, respectively. Trade receivables increased during the first six months of 2010 due to increased sales from higher product prices and volumes compared to the fourth quarter of 2009. Total inventories increased $165.0 million, or 19%, to $1,017.9 million during the first six months of 2010. The dollar value of our raw materials, primarily steel scrap inventories, increased by approximately $98.2 million during the first six months of 2010, with scrap volumes increasing by 65,000 gross tons. Likewise the dollar value of work-in-process and finished goods inventories increased $61.6 million, with volumes increasing by 32,000 net tons. Our trade payables and general accruals increased $120.6 million, or 28%, during the first six months of 2010. The increase in trade payables is a reflection of increased production activities and commodity raw material purchasing during the first half of 2010 compared to the fourth quarter of 2009, and the increase in profit sharing is due to income in the first half of 2010. We also received $90.4 million of 2009 income tax overpayment refunds in the second quarter 2010.

Capital Investments.  During the first half of 2010, we invested $71.6 million in property, plant and equipment, of which $29.2 million was within our steel operations, $9.1 million related to metals recycling operations and $24.4 million related to our Mesabi Nugget and Mesabi Mining facilities. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion and attains appropriate operational metrics. We continue to estimate capital expenditures for the year 2010 to be less than $150 million.

Capital Resources and Long-term Debt.  During the first half of 2010, our total outstanding debt increased $185.3 million to $2.4 billion, due to our issuance of $350.0 million of 7 5/8% senior notes due 2020 in March 2010. The net proceeds were used to repay the balance on our senior secured revolving credit facility. The remaining net proceeds are for general corporate purposes, with a portion held as cash and equivalents as of June 30, 2010. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities divided by the sum of our long-term debt and our total stockholders’ equity, was 53% at June 30, 2010 and December 31, 2009. At June 30, 2010, there were no outstanding borrowings under our senior secured revolver, which is subject to a monthly borrowing base.

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

We amended our senior secured credit agreement on June 12, 2009, allowing for, among other things, greater flexibility within our financial covenants during 2009 and throughout 2010.  The current financial covenants state that we must maintain an interest coverage ratio of not less 2.00:1.00 for June 30, 2010 and 2.50:1.00 for September 30, 2010 through maturity. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our senior secured credit agreement) by our LTM gross interest expense. We must also maintain a first lien debt to LTM EBITDA ratio of not more than 2.50:1.00 to September 30, 2010; and 3.00:1.00 for December 31, 2010 through maturity. Beginning with the twelve month period ending December 31, 2010, and at all times thereafter, a total debt to consolidated LTM adjusted EBITDA ratio of not more than 5.00:1.00 must be maintained. In addition, if the total debt to EBITDA ratio exceeds 3.50:1:00 at any time, then the ability of the company to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited to $25.0 million per quarter.

At June 30, 2010, our interest coverage ratio and first lien ratio were 4.43:1:00 and 0.03:1.00, respectively. We were in compliance with these covenants at June 30, 2010, and we expect to remain in compliance during the remainder of 2010.

On April 26, 2010, we entered into an amendment to our senior secured revolving credit agreement which provided for the addition of a lender who extended an additional commitment of $50.0 million, which increased the total revolving credit facility commitment from $874.0 million to $924.0 million.

At June 30, 2010, we had $907.0 million of availability on the senior secured revolver.  The amendment also activated a monthly borrowing base requirement regarding the maximum availability for the revolver.  At the end of each month, our revolver must be the lesser of:

1.               $924.0 million less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement; or

2.               The sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement.

Cash Dividends.  We declared cash dividends of $32.5 million, or $.150 per share ($0.075 per share per quarter), during the first half of 2010 and $34.3 million, or $.175 per share ($0.10 per share in the first quarter 2009 and $0.075 per share in the second quarter 2009), during the first half of 2009. We paid cash dividends of $32.4 million and $36.4 million during the first half of 2010 and 2009, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis.  During the remainder of 2010, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

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

Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 24 months for physical commodity requirements and for up to 11 years for commodity transportation requirements. We fully utilized all such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At June 30, 2010, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has generally been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer. At June 30, 2010, we had a cumulative unrealized gain associated with these financial contracts of $668,000, all of which have a settlement date within the next twelve months. We expect the customer contracts associated with the financial contracts to be fully consummated.

ITEM 4.                        CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

The company as well as its various subsidiaries, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of these lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

On February 1, 2008, the company was sued by Prime Eagle Group Limited (Plaintiff), a corporation with its principal place of business in Thailand, alleging damages in excess of $1.1 billion, arising out of Steel Dynamics’ activities in providing consulting services to a Thailand-based steel company, Nakornthai Strip Mill Public Company, Limited (NSM) in its operational start-up in 1998. On April 30, 2008, Steel Dynamics filed a Motion to Dismiss the lawsuit, and on February 23, 2009, the court dismissed the complaint, with prejudice, and denied the plaintiffs leave to amend their complaint. Plaintiff appealed this dismissal. On July 26, 2010, the Federal 7th Circuit Court of Appeals affirmed the dismissal.

On September 17, 2008, the company and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act.  The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products.  Seven additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification.  All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005 and the present.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period.  All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting limited discovery. Although the company believes that the lawsuits are without merit and plans to aggressively defend these actions, the company cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

*      Filed concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2010

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer