Form 10-Q
period 2010-09-30
STEEL DYNAMICS INC
filed 2010-11-05
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, Registrant had 217,051,360 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets
Cash and equivalents	$270,118	$9,008
Accounts receivable, net	599,108	396,036
Accounts receivable-related parties	55,837	30,556
Inventories	1,008,309	852,831
Deferred income taxes	24,786	21,492
Income taxes receivable	30,413	137,024
Other current assets	21,451	9,856
Total current assets	2,010,022	1,456,803

Property, plant and equipment, net	2,214,105	2,254,050

Restricted cash	20,570	12,595
Intangible assets, net	500,021	533,510
Goodwill	753,355	758,259
Other assets	112,386	114,655
Total assets	$5,610,459	$5,129,872

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$356,042	$255,520
Accounts payable-related parties	10,289	6,765
Income taxes payable	5,431	5,664
Accrued expenses	193,919	156,570
Accrued profit sharing	21,333	2,860
Senior secured revolving credit facility, due 2012	—	167,000
Current maturities of long-term debt	8,438	1,182
Total current liabilities	595,452	595,561

Long-term debt
7 3/8% senior notes, due 2012	700,000	700,000
5.125% convertible senior notes, due 2014	287,500	287,500
6 ¾% senior notes, due 2015	500,000	500,000
7 ¾% senior notes, due 2016	500,000	500,000
7 5/8% notes, due 2020	350,000	—
Other long-term debt	71,938	67,072
	2,409,438	2,054,572

Deferred income taxes	439,748	416,468
Other liabilities	62,145	60,006

Commitments and contingencies

Stockholders’ equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 253,422,407 and 252,589,627 shares issued; and 216,994,434 and 215,999,801 shares outstanding, as of September 30, 2010 and December 31, 2009, respectively	632	629
Treasury stock, at cost; 36,427,973 and 36,589,826 shares, as of September 30, 2010 and December 31, 2009, respectively	(727,624)	(730,857)
Additional paid-in capital	988,972	972,985
Retained earnings	1,829,659	1,745,511
Total Steel Dynamics, Inc. stockholders’ equity	2,091,639	1,988,268
Noncontrolling interests	12,037	14,997
Total stockholders’ equity	2,103,676	2,003,265
Total liabilities and stockholders’ equity	$5,610,459	$5,129,872

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales
Unrelated parties	$1,520,346	$1,129,024	$4,584,285	$2,689,971
Related parties	63,818	43,172	188,468	89,033
Total net sales	1,584,164	1,172,196	4,772,753	2,779,004

Costs of goods sold	1,444,632	955,503	4,230,755	2,534,101
Gross profit	139,532	216,693	541,998	244,903

Selling, general and administrative expenses	54,679	56,133	167,796	162,012
Profit sharing	4,562	451	21,833	409
Amortization of intangible assets	11,291	11,661	34,437	41,353
Total selling, general and administrative expenses	70,532	68,245	224,066	203,774

Operating income (loss)	69,000	148,448	317,932	41,129

Interest expense, net of capitalized interest	44,286	34,520	125,249	107,814
Other income, net	(6,215)	(2,167)	(12,817)	(2,129)
Income (loss) before income taxes	30,929	116,095	205,500	(64,556)

Income taxes (benefit)	15,574	47,365	79,959	(26,991)

Net income (loss)	15,355	68,730	125,541	(37,565)

Net loss attributable to noncontrolling interests	3,386	288	7,376	2,730

Net income (loss) attributable to Steel Dynamics, Inc.	$18,741	$69,018	$132,917	$(34,835)

Basic earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders	$.09	$.32	$.61	$(.18)

Weighted average common shares outstanding	216,881	215,218	216,600	195,689

Diluted earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.09	$.30	$.60	$(.18)

Weighted average common shares and share equivalents outstanding	234,543	234,080	243,601	195,689

Dividends declared per share	$.075	$.075	$.225	$.25

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating activities:
Net income (loss)	$15,355	$68,730	$125,541	$(37,565)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	57,278	51,915	168,948	166,643
Equity-based compensation	3,626	2,887	9,724	14,779
Deferred income taxes	2,735	8,341	21,620	21,833
(Gain) loss on disposal of property, plant and equipment	(176)	(276)	1,330	(1,023)
Changes in certain assets and liabilities:
Accounts receivable	(26,820)	(117,442)	(228,537)	18,354
Inventories	9,715	(96,062)	(155,356)	192,331
Other assets	(2,409)	40,052	(10,998)	43,296
Accounts payable	(12,446)	130,610	83,064	82,763
Income taxes receivable/payable	8,829	2,432	106,378	1,027
Accrued expenses	33,733	45,495	59,799	(79,395)
Net cash provided by operating activities	89,420	136,682	181,513	423,043

Investing activities:
Purchases of property, plant and equipment	(24,224)	(95,662)	(95,868)	(243,166)
Investment in direct financing lease	—	(27,967)	—	(27,967)
Other investing activities	936	(2,857)	2,417	(13,370)
Net cash used in investing activities	(23,288)	(126,486)	(93,451)	(284,503)

Financing activities:
Issuance of current and long-term debt	25,428	240,586	571,980	949,330
Repayment of current and long-term debt	(146)	(251,219)	(355,952)	(1,451,666)
Debt issuance costs	—	(221)	(6,707)	(13,972)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	1,566	6,645	8,004	417,134
Contribution from noncontrolling investors	1,805	—	4,416	5,000
Dividends paid	(16,260)	(16,110)	(48,693)	(52,505)
Net cash provided by (used in) financing activities	12,393	(20,319)	173,048	(146,679)

Increase (decrease) in cash and equivalents	78,525	(10,123)	261,110	(8,139)
Cash and equivalents at beginning of period	191,593	18,217	9,008	16,233

Cash and equivalents at end of period	$270,118	$8,094	$270,118	$8,094

Supplemental disclosure information:
Cash paid for interest	$15,016	$3,849	$90,778	$83,282
Cash paid (received) for federal and state income taxes, net	$(12)	$228	$(55,019)	$(53,546)

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 61% and 63% of the company’s external net sales during the three- and nine-month periods ended September 30, 2010 and 2009, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations primarily are composed of the company’s steel scrap procurement and processing locations, operated through the company’s wholly-owned subsidiary, OmniSource Corporation (OmniSource), as well as Iron Dynamics (IDI), the company’s iron-substitute production facility. In addition, the impact related to the construction and ongoing start-up of the Mesabi Nugget iron-making facility and potential future mining operations in Hoyt Lakes, Minnesota is also included in this segment.  Mesabi Nugget, which was under construction during 2009 and had limited production in January 2010 and made its first shipment in February 2010, continues to ramp up production during 2010.  Metals recycling and ferrous resources operations accounted for approximately 35% and 33% of the company’s external net sales during the three-month periods ended September 30, 2010 and 2009, respectively, and 35% and 31% during the nine-month periods ended September 30, 2010 and 2009, respectively.

Steel Fabrication Operations.  Steel fabrication operations represent the company’s New Millennium Building Systems plants located throughout the United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 3% of the company’s external net sales during the three-month periods ended September 30, 2010 and 2009, and 3% and 5% during the nine-month periods ended September 30, 2010 and 2009, respectively.

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

Use of Estimates.  These financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that require management to make estimates and assumptions that affect the amounts reported in the financial statements and in the notes thereto.  Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment, intangible assets and goodwill; valuation allowances for trade receivables, inventories and deferred income tax assets; income taxes; unrecognized income tax benefits; potential environmental liabilities; and litigation claims and settlements. Actual results may differ from these estimates and assumptions.

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

Comprehensive Income (Loss) Attributable to Steel Dynamics, Inc.  The components of comprehensive income (loss) are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Steel Dynamics, Inc.	$18,741	$69,018	$132,917	$(34,835)
Unrealized gain on interest rate swap, net of tax	—	—	—	581
Reversal of unrealized loss on interest rate swap, net of tax	—	—	—	830
Comprehensive income (loss) attributable to Steel Dynamics, Inc.	$18,741	$69,018	$132,917	$(33,424)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (continued)

Goodwill.  The company’s goodwill is allocated to the following reporting units at September 30, 2010 and December 31, 2009, (in thousands):

	September 30,	December 31,
	2010	2009
OmniSource	$579,606	$584,510
The Techs	142,783	142,783
Roanoke Bar Division	29,041	29,041
New Millennium Building Systems	1,925	1,925
	$753,355	$758,259

OmniSource goodwill decreased $4.9 million from December 31, 2009 to September 30, 2010 in recognition of the 2010 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Income Taxes.  The company’s estimated 2010 annual income tax rate increased to 38.9% during the three-months ended September 30, 2010, from 36.9% through June 30, 2010, resulting in additional income tax expense of $3.5 million ($.02 per diluted share) being recognized during the third quarter 2010.

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options and dilutive shares related to the company’s 5.125% convertible senior notes and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 2.3 million and 1.3 million shares were anti-dilutive at September 30, 2010 and 2009, respectively.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income (loss) attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended September 30,
	2010			2009
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$18,741	216,881	$.09	$69,018	215,218	$.32
Dilutive stock option effect	—	1,280		—	2,480
5.125% convertible senior notes	2,377	16,382		2,211	16,382
Diluted earnings per share	$21,118	234,543	$.09	$71,229	234,080	$.30

	Nine Months Ended September 30,
	2010			2009
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share	$132,917	216,600	$.61	$(34,835)	195,689	$(.18)
Dilutive stock option effect	—	1,619		—	—
5.125% convertible senior notes	7,131	16,382		—	—
Diluted earnings (loss) per share	$140,048	234,601	$.60	$(34,835)	195,689	$(.18)

Note 3.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$513,876	$405,794
Supplies	224,026	219,320
Work-in-progress	83,916	72,279
Finished goods	186,491	155,438
Total inventories	$1,008,309	$852,831

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

Note 5. Changes in Stockholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total stockholders’ equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity attributable to the noncontrolling interests (in thousands):

		Stockholders of Steel Dynamics, Inc.
		Common	Additional Paid-In	Retained	Treasury	Noncontrolling
	Total	Stock	Capital	Earnings	Stock	Interests
Balances at January 1, 2010	$2,003,265	$629	$972,985	$1,745,511	$(730,857)	$14,997
Proceeds from the exercise of stock options, including related tax effect	8,004	3	8,001	—	—	—
Dividends declared	(48,769)	—		(48,769)	—	—
Equity-based compensation and issuance of restricted stock	11,219	—	7,986	—	3,233	—
Contributions from noncontrolling investors	4,416	—	—	—	—	4,416
Comprehensive income (loss)	125,541	—	—	132,917	—	(7,376)
Balances at September 30, 2010	$2,103,676	$632	$988,972	$1,829,659	$(727,624)	$12,037

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments (continued)

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity.  The following summarizes the company’s commodity futures contract commitments as of September 30, 2010 (MT represents metric tons):

Commodity	Long/Short	Total
Aluminum	Long	2,425	MT
Aluminum	Short	3,075	MT
Copper	Long	4,286	MT
Copper	Short	8,085	MT
Nickel	Long	126	MT
Nickel	Short	180	MT

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of September 30, 2010 and December 31, 2009, and for the three and nine-month periods ended September 30, 2010 and 2009 (in thousands):

		Fair Value
Balance Sheets		September 30, 2010	December 31, 2009
Commodity futures net asset	Other current assets	$1,883	$—
Commodity futures net liability	Accrued expenses	—	3,113

		Loss for Three Months Ended
Statements of Operations		September 30, 2010	September 30, 2009
Commodity futures contracts	Costs of goods sold	$720	$469

		Gain (Loss) for Nine Months Ended
Statements of Operations		September 30, 2010	September 30, 2009
Commodity futures contracts	Costs of goods sold	$3,688	$12,848
Interest rate swap	Other comprehensive income	—	2,294
Interest rate swap	Other expense	—	(1,350)

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2010, and December 31, 2009 (in thousands):

September 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity futures — financial assets	$5,192	$—	$5,192	$—
Commodity futures — financial liabilities	3,309	—	3,309	—

December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity futures — financial assets	$3,819	$—	$3,819	$—
Commodity futures — financial liabilities	6,932	—	6,932	—

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair value of long-term debt, including current maturities, was approximately $2.5 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion) and $2.3 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.2 billion) at September 30, 2010, and December 31, 2009, respectively.

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

On October 25, 2010, our wholly-owned subsidiary, OmniSource Corporation, was indicted by a Grand Jury in Marion County, Indiana, on multiple criminal charges involving the alleged receipt or attempted receipt of stolen property. These charges, involving small dollar amount individual retail purchases of scrap metal, stem from a February 2009 police raid on the company’s Indianapolis facilities, are baseless and will be fiercely defended.  Earlier, on October 18, 2010, our Indianapolis subsidiary filed its own lawsuit against the Prosecutor in Marion Superior Court, seeking return of cash seized by the police during that February 2009 raid.

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

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements.  Refer to the company’s Annual Report on Form 10-K/A for the year ended December 31, 2009, for more information related to the company’s segment reporting.  Intra-segment and intra-company sales and any related profits are eliminated in consolidation. The company’s segment results for the three month periods ended September 30, 2010 and 2009 are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
September 30, 2010	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$938,162	$484,605	$53,723	$11,660		$—		$1,488,150
External Non-U.S.	21,509	74,265	—	240		—		96,014
Other segments	40,715	245,810	197	2,463		(289,185)		—
	1,000,386	804,680	53,920	14,363		(289,185)		1,584,164
Operating income (loss)	85,201	1,077	(494)	(14,781	)(1)	(2,003	)(2)	69,000
Income (loss) before income taxes	65,666	(9,588)	(1,919)	(21,147)		(2,083)		30,929
Depreciation and amortization	28,596	26,224	1,404	1,105		(51)		57,278
Capital expenditures	10,530	10,145	—	3,549		—		24,224

As of September 30, 2010
Assets	2,353,807	2,424,479	186,737	1,004,933	(3)	(359,497	)(4)	5,610,459
Liabilities	254,699	558,227	8,846	3,036,375	(5)	(351,364	)(6)	3,506,783

Footnotes related to the three months ended September 30, 2010 segment results (in millions):

(1)	Corporate SG&A	$(5.8)
	Company-wide stock option expense	(3.6)
	Profit sharing	(3.5)
	Other, net	(1.9)
		$(14.8)

(2)	Margin reduction from intra-company sales	$(2.0)

(3)	Deferred income taxes	$311.4
	Income taxes receivable	30.4
	Debt issuance costs	25.1
	Property, plant and equipment, net	57.7
	Intra-company debt receivable	235.8
	Cash and equivalents	258.9
	Other	85.6
		$1,004.9

(4)	Elimination of intra-company receivables	$(47.6)
	Deferred income tax elimination	(63.7)
	Elimination of intra-company debt	(235.8)
	Other	(12.4)
		$(359.5)

(5)	Debt	$2,341.0
	Deferred income taxes	505.9
	Accounts payable	36.0
	Income taxes payable	5.4
	Accrued interest	61.8
	Other	86.3
		$3,036.4

(6)	Deferred income tax elimination	$(66.1)
	Elimination of intra-company debt	(235.8)
	Elimination of intra-company payables	(47.7)
	Other	(1.8)
		$(351.4)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (continued)

For the three months ended		Metals Recycling /	Steel Fabrication
September 30, 2009	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$725,635	$351,788	$32,310	$12,871		$—		$1,122,604
External Non-U.S.	17,455	32,094	—	43		—		49,592
Other segments	28,096	171,351	620	1,517		(201,584)		—
	771,186	555,233	32,930	14,431		(201,584)		1,172,196
Operating income (loss)	126,140	37,405	(3,228)	(7,793	)(1)	(4,076	)(2)	148,448
Income (loss) before income taxes	111,047	28,006	(4,514)	(14,368)		(4,076)		116,095
Depreciation and amortization	26,455	23,079	1,449	932		—		51,915
Capital expenditures	13,701	81,743	(26)	244		—		95,662

As of September 30, 2009
Assets	2,297,886	2,230,991	154,089	636,580	(3)	(210,582	)(4)	5,108,964
Liabilities	279,415	323,227	8,682	2,717,413	(5)	(207,856	)(6)	3,120,881

Footnotes related to the three months ended September 30, 2009 segment results (in millions):

(1)	Corporate SG&A	$(7.8)

(2)	Margin reduction from intra-company sales	$(4.1)

(3)	Deferred income taxes	$287.8
	Income taxes receivable	92.8
	Debt issuance costs	25.9
	Property, plant and equipment, net	30.3
	Intra-company debt receivable	104.8
	Other	95.0
		$636.6

(4)	Elimination of intra-company receivables	$(31.4)
	Deferred income tax elimination	(86.4)
	Elimination of intra-company debt	(104.8)
	Other	12.0
		$(210.6)

(5)	Debt	$2,076.2
	Deferred income taxes	476.2
	Accrued Interest	62.3
	Other	102.7
		$2,717.4

(6)	Deferred income tax elimination	$(90.6)
	Elimination of intra-company debt	(104.3)
	Other	(13.0)
		$(207.9)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (continued)

For the nine months ended		Metals Recycling /	Steel Fabrication
September 30, 2010	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$2,835,969	$1,497,542	$119,949	$62,519		$—		$4,515,979
External Non-U.S.	72,906	183,317	—	551		—		256,774
Other segments	123,936	728,491	236	7,182		(859,845)		—
	3,032,811	2,409,350	120,185	70,252		(859,845)		4,772,753
Operating income (loss)	351,085	32,150	(11,787)	(50,476	)(1)	(3,040	)(2)	317,932
Income (loss) before income taxes	295,332	(3,413)	(15,696)	(66,886)		(3,837)		205,500
Depreciation and amortization	84,894	76,351	4,516	3,323		(136)		168,948
Capital expenditures	39,747	41,503	150	15,106		(638)		95,868

Footnotes related to the nine months ended September 30, 2010 segment results (in millions):

(1)	Corporate SG&A	$(22.8)
	Company-wide stock option expense	(8.8)
	Profit sharing	(18.8)
	Other, net	(0.1)
		$(50.5)

(2)	Margin reduction from intra-company sales	$(3.0)

For the nine months ended		Metals Recycling /	Steel Fabrication
September 30, 2009	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,708,648	$787,257	$129,565	$32,315		$—		$2,657,785
External Non-U.S.	46,377	74,729	—	113		—		121,219
Other segments	65,979	298,593	1,198	3,736		(369,506)		—
	1,821,004	1,160,579	130,763	36,164		(369,506)		2,779,004
Operating income (loss)	91,399	6,701	(152)	(30,601	)(1)	(26,218	)(2)	41,129
Income (loss) before income taxes	42,940	(21,217)	(4,341)	(50,719)		(31,219)		(64,556)
Depreciation and amortization	77,143	80,186	4,696	4,618		—		166,643
Capital expenditures	57,479	185,813	(475)	349		—		243,166

Footnotes related to the nine months ended September 30, 2009 segment results (in millions):

(1)	Corporate SG&A	$(28.3)
	Other, net	(2.3)
		$(30.6)

(2)	Margin reduction from intra-company sales	$(24.6)
	Other	(1.6)
		$(26.2)

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

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of September 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$259,029	$9,779	$1,310	$—	$270,118
Accounts receivable, net	259,581	671,444	8,562	(284,642)	654,945
Inventories	522,523	413,788	77,900	(5,902)	1,008,309
Other current assets	89,605	10,780	3,070	(26,805)	76,650
Total current assets	1,130,738	1,105,791	90,842	(317,349)	2,010,022
Property, plant and equiment, net	1,123,598	689,308	404,281	(3,082)	2,214,105
Intangible assets, net	—	500,021	—	—	500,021
Goodwill	—	753,355	—	—	753,355
Other assets, including investments in subs	2,836,130	328,506	7,484	(3,039,164)	132,956
Total assets	$5,090,466	$3,376,981	$502,607	$(3,359,595)	$5,610,459

Accounts payable	$128,608	$248,656	$30,920	$(41,853)	$366,331
Accrued expenses	143,746	99,984	8,110	(31,157)	220,683
Current maturities of long-term debt	856	338	51,134	(43,890)	8,438
Total current liabilities	273,210	348,978	90,164	(116,900)	595,452
Long-term debt	2,351,645	—	277,463	(219,670)	2,409,438
Other liabilities	373,972	2,341,483	34,490	(2,248,052)	501,893

Common stock	632	19,753	6,601	(26,354)	632
Treasury stock	(727,624)	—	—	—	(727,624)
Additional paid-in-capital	988,972	117,753	123,301	(241,054)	988,972
Retained Earnings	1,829,659	549,014	(41,449)	(507,565)	1,829,659
Total Steel Dynamics, Inc. stockholders’ equity	2,091,639	686,520	88,453	(774,973)	2,091,639
Noncontrolling interests	—	—	12,037	—	12,037
Total stockholders’ equity	2,091,639	686,520	100,490	(774,973)	2,103,676
Total liabilities and stockholders’ equity	$5,090,466	$3,376,981	$502,607	$(3,359,595)	$5,610,459

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
September 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$707,009	$1,784,299	$25,347	$(932,491)	$1,584,164
Costs of goods sold	628,785	1,696,687	39,466	(920,306)	1,444,632
Gross profit (loss)	78,224	87,612	(14,119)	(12,185)	139,532
Selling, general and administrative	21,294	49,906	2,000	(2,668)	70,532
Operating income (loss)	56,930	37,706	(16,119)	(9,517)	69,000
Interest expense, net of capitalized interest	26,197	17,302	3,494	(2,707)	44,286
Other (income) expense, net	(3,419)	(5,619)	37	2,786	(6,215)
Income (loss) before income taxes and equity in net income of subsidiaries	34,152	26,023	(19,650)	(9,596)	30,929
Income taxes (benefit)	17,246	9,743	(7,587)	(3,828)	15,574
	16,906	16,280	(12,063)	(5,768)	15,355
Equity in net income of subsidiaries	1,835	—	—	(1,835)	—
Net loss attributable to noncontrolling interests	—	—	3,386	—	3,386
Net income (loss) attributable to Steel Dynamics, Inc.	$18,741	$16,280	$(8,677)	$(7,603)	$18,741

For the three months ended,				Combined	Consolidating		Total
September 30, 2009	Parent		Guarantors	Non-Guarantors	Adjustments		Consolidated
Net sales	$532,431		$1,323,768	$12,505	$(696,508)		$1,172,196
Costs of goods sold	427,132		1,203,069	11,123	(685,821)		955,503
Gross profit	105,299		120,699	1,382	(10,687)		216,693
Selling, general and administrative	16,611		53,360	3,580	(5,306)		68,245
Operating income (loss)	88,688		67,339	(2,198)	(5,381)		148,448
Interest expense, net of capitalized interest	18,298		14,002	1,201	1,019		34,520
Other (income) expense, net	(88)		(3,004)	(17)	942		(2,167)
Income (loss) before income taxes and equity in net income of subsidiaries	70,478		56,341	(3,382)	(7,342)		116,095
Income taxes (benefit)	27,518		24,983	(1,470)	(3,666)		47,365
	42,960		31,358	(1,912)	(3,676)		68,730
Equity in net income of subsidiaries	26,058	(2)	—	—	(26,058	)(2)	—
Net loss attributable to noncontrolling interests	—		—	288	—		288
Net income (loss) attributable to Steel Dynamics, Inc.	$69,018		$31,358	$(1,624)	$(29,734)		$69,018

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,160,162	$5,348,572	$92,116	$(2,828,097)	$4,772,753
Costs of goods sold	1,844,035	5,060,220	123,213	(2,796,713)	4,230,755
Gross profit (loss)	316,127	288,352	(31,097)	(31,384)	541,998
Selling, general and administrative	74,675	150,432	6,594	(7,635)	224,066
Operating income (loss)	241,452	137,920	(37,691)	(23,749)	317,932
Interest expense, net of capitalized interest	73,082	50,160	9,029	(7,022)	125,249
Other (income) expense, net	(10,685)	(10,526)	575	7,819	(12,817)
Income (loss) before income taxes and equity in net income of subsidiaries	179,055	98,286	(47,295)	(24,546)	205,500
Income taxes (benefit)	69,098	36,781	(17,935)	(7,985)	79,959
	109,957	61,505	(29,360)	(16,561)	125,541
Equity in net income of subsidiaries	22,960	—	—	(22,960)	—
Net loss attributable to noncontrolling interests	—	—	7,376	—	7,376
Net income (loss) attributable to Steel Dynamics, Inc.	$132,917	$61,505	$(21,984)	$(39,521)	$132,917

For the nine months ended,			Combined	Consolidating		Total
September 30, 2009	Parent	Guarantors	Non-Guarantors	Adjustments		Consolidated
Net sales	$1,229,082	$3,034,599	$34,238	$(1,518,915)		$2,779,004
Costs of goods sold	1,163,834	2,813,517	34,643	(1,477,893)		2,534,101
Gross profit (loss)	65,248	221,082	(405)	(41,022)		244,903
Selling, general and administrative	52,602	158,257	9,599	(16,684)		203,774
Operating income (loss)	12,646	62,825	(10,004)	(24,338)		41,129
Interest expense, net of capitalized interest	59,292	41,281	1,996	5,245		107,814
Other (income) expense, net	51,038	(54,741)	5	1,569		(2,129)
Income (loss) before income taxes and equity in net income of subsidiaries	(97,684)	76,285	(12,005)	(31,152)		(64,556)
Income taxes (benefit)	(42,645)	33,303	(4,049)	(13,600)		(26,991)
	(55,039)	42,982	(7,956)	(17,552)		(37,565)
Equity in net income of subsidiaries	20,204 (2)	—	—	(20,204	)(2)	—
Net loss attributable to noncontrolling interests	—	—	2,730	—		2,730
Net income (loss) attributable to Steel Dynamics, Inc.	$(34,835)	$42,982	$(5,226)	$(37,756)		$(34,835)

(2)         The Parent Statement of Operations for the three and nine-month periods ended September 30, 2009 was adjusted to change Equity in Net Income of Subsidiaries to $26,058, from $29,446; and to $20,204, from $35,026, respectively, to reflect in net income (loss) attributable to Steel Dynamics, Inc. the net loss attributable to the noncontrolling interests, and the net income (loss) effect of consolidating adjustments. These adjustments had no impact on previously reported combined non-guarantors or total consolidated amounts.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$259,377	$2,914	$(80,139)	$(639)	$181,513
Net cash used in investing activities	(124,699)	(23,104)	(40,305)	94,657	(93,451)
Net cash provided by financing activities	123,921	23,606	119,539	(94,018)	173,048
Increase (decrease) in cash and equivalents	258,599	3,416	(905)	—	261,110
Cash and equivalents at beginning of period	430	6,363	2,215	—	9,008
Cash and equivalents at end of period	$259,029	$9,779	$1,310	$—	$270,118

For the nine months ended,			Combined	Consolidating	Total
September 30, 2009	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$95,162	$170,207	$(27,478)	$185,152	$423,043
Net cash used in investing activities	(71,030)	(55,211)	(158,262)	—	(284,503)
Net cash provided by (used in) financing activities	(24,818)	(120,159)	183,450	(185,152)	(146,679)
Increase (decrease) in cash and equivalents	(686)	(5,163)	(2,290)	—	(8,139)
Cash and equivalents at beginning of period	1,389	11,514	3,330	—	16,233
Cash and equivalents at end of period	$703	$6,351	$1,040	$—	$8,094

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

Overview

Net income was $18.7 million, or $.09 per diluted share, during the third quarter of 2010, compared with net income of $69.0 million, or $.30 per diluted share, during the third quarter of 2009, and compared with net income of $49.2 million, or $0.22 per diluted share, during the second quarter of 2010. Our net sales increased $412.0 million , or 35%, to $1.6 billion in the third quarter of 2010 versus the third quarter of 2009, and our third quarter 2010 net sales decreased $48.6 million , or 3% versus the second quarter of 2010. Our gross profit percentage was 9% during the third quarter of 2010 as compared to 18% for the third quarter of 2009, and 12% for the second quarter of 2010.

Net income was $132.9 million, or $.60 per diluted share during the first nine months of 2010, compared with net loss of $34.8 million, or $.18 per diluted share during the first nine months of 2009.  Our net sales increased $2.0 billion, or 72%, to $4.8 billion in the first nine months of 2010 versus the first nine months of 2009. Our gross profit percentage was 11% during the first nine months of 2010 as compared to 9% for the first nine months of 2009.

During the first nine months of 2010, we have continued to experience the return to profitably we saw in the latter half of 2009, in the wake of the global economic recession of late 2008 and early 2009. Since the second quarter of 2009, improved net sales have been driven by the general improvement of the domestic economy, resulting in increasing customer demand for our products.

Throughout 2010 we have experienced consistent to moderately improving customer order volume within our steel operations, and product pricing has also generally improved; although, there are periods of peaks and troughs within this time frame as end market volatility continues to exist. Within our steel operations, the most impactful demand improvement has been in our sheet and special bar-quality steel products. However, pricing volatility continues to impact our sheet products and order entry activity for our sheet steel declined in the third quarter of 2010 and has continued with tepid order backlogs into October. Operating income in our steel operations for the third quarter of 2010 was down $45.9 million, or 35%, compared with that of the second quarter of 2010 due to compressed margins. As we head into the fourth quarter of 2010, we anticipate continued steady demand in special bar-quality products, with steady performance in our other long products categories. Structural steel and steel fabrication demand continues to lag but has shown improvement in recent months.

Additionally, throughout 2010 our metals recycling operations experienced improving net sales and shipping volumes of ferrous and nonferrous metals, as demand improved due in large part to domestic and international steel production utilization rates increasing as compared to 2009. While sales volumes continued to show improvement in the third quarter of 2010, operating income retreated slightly as compared to the second quarter due to declining metal margins primarily in ferrous operations.

Segment Operating Results 2010 vs. 2009 (dollars in thousands)

	Three Months Ended			Nine Months Ended			Second	Linked
	September 30,			September 30,			Quarter	Quarter
	2010	% Change	2009	2010	% Change	2009	2010	% Change

Net sales
Steel	$1,000,386	30%	$771,186	$3,032,811	67%	$1,821,004	$1,019,929	-2%
Metals recycling and ferrous resources	804,680	45%	555,233	2,409,350	108%	1,160,579	848,367	-5%
Steel fabrication	53,920	64%	32,930	120,185	-8%	130,763	42,267	28%
Other	14,363	—%	14,431	70,252	94%	36,164	26,472	-46%
	1,873,349		1,373,780	5,632,598		3,148,510	1,937,035
Intra-company	(289,185)		(201,584)	(859,845)		(369,506)	(304,236)
Consolidated	$1,584,164	35%	$1,172,196	$4,772,753	72%	$2,779,004	$1,632,799	-3%

Operating income (loss)
Steel	$85,201		$126,140	$351,085		$91,399	$131,146
Metals recycling and ferrous resources	1,077		37,405	32,150		6,701	6,939
Steel fabrication	(494)		(3,228)	(11,787)		(152)	(4,713)
Other	(14,781)		(7,793)	(50,476)		(30,601)	(16,820)
	71,003		152,524	320,972		67,347	116,552
Eliminations	(2,003)		(4,076)	(3,040)		(26,218)	83
Consolidated	$69,000		$148,448	$317,932		$41,129	$116,635

Steel Operations

Steel Operations.  Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. In the third quarters of 2010 and 2009, our steel operations accounted for 61% and 63%, respectively, of our external net sales, and accounted for 60% in the second quarter of 2010. Operating income for steel operations decreased $40.9 million or 32%, to $85.2 million in the third quarter of 2010 compared to the third quarter of 2009, and decreased $45.9 million, or 35%, on a linked-quarter basis. This decrease in the third quarter 2010 versus the third quarter 2009 and second quarter 2010 was due primarily to compressed margins, as the decrease in steel selling prices, particularly in sheet steel products, was greater than the decrease in the cost of steel scrap consumed during the quarter. Operating income for steel operations increased $259.7 million to $351.1 million in the first nine months of 2010 versus the first nine months of 2009 due to significant increases in sales volumes of 38% across all product types as well as increased selling prices of $128 per ton.

	Three Months Ended				Nine Months Ended				Second
	September 30,				September 30,				Quarter
	2010		2009		2010		2009		2010
Shipments (net tons)
Flat Roll Division	621,543		656,512		1,993,662		1,415,195		622,861
The Techs	166,858		220,383		569,363		466,032		191,960
Sheet products	788,401	64%	876,895	75%	2,563,025	69%	1,881,227	70%	814,821	69%

Structural and Rail Division	156,940		134,390		471,541		360,421		159,252
Engineered Bar Products Division	153,279		80,428		407,140		215,092		128,802
Roanoke Bar Division	145,168		97,895		363,747		263,617		109,393
Steel of West Virginia	66,610		57,539		172,735		155,622		52,720
Long products	521,997	43%	370,252	32%	1,415,163	38%	994,752	37%	450,167	38%

Total shipments	1,310,398		1,247,147		3,978,188		2,875,979		1,264,988
Intra-company and segment	(82,859)	(7)%	(84,396)	(7)%	(251,678)	(7)%	(183,998)	(7)%	(86,866)	(7)%
External shipments	1,227,539		1,162,751		3,726,510		2,691,981		1,178,122

Sheet Products.  Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. During the third quarter of 2010, our sheet operations represented 57% of our steel segment’s operating income, as compared to 69% in the third quarter of 2009. The decrease in the percentage in 2010 from 2009 is due primarily to the improved profitability of the Engineered Bar Products and Roanoke Bar divisions during the third quarter of 2010 relative to the segment as a whole.

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

Net sales for the segment increased by $229.2 million, or 30%, compared to the third quarter of 2009, but decreased $19.5 million, or 2%, on a linked-quarter basis. Third quarter 2010 total shipments were up 5% compared to the same period in 2009 due to the generally improved economic climate during the first nine months of 2010 as steel mill utilization improved with more automotive and heavy machinery demand, and service center inventories have continued to remain at low levels. Linked-quarter total shipments increased 4%, driven by long products which increased 16%. Sheet products shipments decreased 3% on a linked-quarter basis. While recent order entry for sheet products has slowed, long products continue to show modest improvement. We anticipate sheet product demand may remain slow in the fourth quarter, while special bar quality products should continue to show strong demand. Demand for our rail products could also be bolstered by our continued refinement of rail products and development of rail customer relationships. Our third quarter 2010 average steel operations’ selling price per ton shipped, including intra-company shipments, increased $143 compared with the third quarter of 2009, but decreased $47 compared with the second quarter of 2010. In sheet products, our third quarter 2010 average selling price per ton shipped increased $155 per ton compared with the third quarter of 2009, but decreased $58 on a linked-quarter basis. Long products average selling prices increased $107 per ton compared with the third quarter of 2009, but decreased $25 on a linked-quarter basis.

Net sales for the segment increased by $1.2 billion, or 67%, in the first nine months of 2010 compared to the same period in 2009. Stronger demand for our steel products in conjunction with the improving economic climate to date in 2010 have driven increases in both volumes and product pricing as compared to the first nine months of 2009. Total shipments for the first nine months of 2010 were up 38% overall compared to the same period in 2009, with sheet products increasing 36% and long products increasing 42%. Our first nine months 2010 average steel operations’ selling price per ton shipped, including intra-company shipments, increased $128 compared with the first nine months of 2009. In sheet products, our first nine months of 2010 average selling price per ton shipped increased $161 per ton compared with the first nine months of 2009. Long products average selling prices increased $67 per ton compared with the first nine months of 2009.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations increased $111 in the third quarter 2010 compared with the third quarter of 2009, but decreased $23 on a linked-quarter basis. During the third quarter of 2010 and 2009, respectively, our metallic raw material costs represented 61% and 54% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes.

Our metallic raw material cost per net ton consumed in our steel operations increased $117 for the first nine months of 2010 compared with the first nine months of 2009, and represented 61% and 50% of our steel operations’ manufacturing costs during the first nine months of 2010 and 2009, respectively, excluding the operations of The Techs.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment includes our metals recycling operations, liquid pig iron manufacturing facility and iron nugget manufacturing start-up facility. In the third quarter of 2010 and 2009, our metals recycling and ferrous resources operations accounted for 35% and 33%, respectively, of our external net sales, and accounted for 36% in the second quarter of 2010.  Operating income for the segment decreased $36.3 million, to $1.1 million, compared to the third quarter of 2009, as decreased margins more than offset increased volumes in our Metals Recycling operations, and start-up iron nugget operations resulted in additional operating losses in the third quarter 2010 versus the third quarter of 2009.

Metals Recycling.  Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of income in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills.  During the third quarter of 2010, our metals recycling operations represented 95% of this segment’s net sales as compared to 96% during the third quarter of 2009 and second quarter of 2010.

Ferrous Resources.  Our ferrous resource operations consist of the revenues and expenses associated with our scrap substitute manufacturing facility, Iron Dynamics (IDI); our iron-nugget manufacturing facility, Mesabi Nugget; and our potential future mining operations, Mesabi Mining. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Mesabi Nugget began initial, limited production of iron nuggets in January 2010. During the fourth quarter 2010, we anticipate reaching sustainable production rates of approximately 60% of the facility’s anticipated annual production capacity of 500,000 metric tons, with interim periods approaching 85%.

	Three Months Ended		Nine Months Ended		Second
	September 30,		September 30,		Quarter
	2010	2009	2010	2009	2010
Ferrous metal shipments (gross tons)
Combined	1,361,696	1,155,196	3,942,135	2,557,043	1,350,364
Intra-company	(556,222)	(514,143)	(1,638,878)	(985,372)	(563,350)
External	805,474	641,053	2,303,257	1,571,671	787,014

Non-ferrous metals shipments (thousands of pounds)
Combined	256,514	217,068	731,407	577,246	236,648
Intra-company	(1,784)	—	(5,924)	—	(1,946)
External	254,730	217,068	725,483	577,246	234,702

Mesabi Nugget shipments (metric tons)	24,553	—	49,210	—	17,478

Iron Dynamics shipments (metric tons)
Liquid pig iron	45,046	49,901	130,667	127,573	39,193
Hot briquetted iron	11,774	4,080	38,503	23,865	15,357
Other	248	33	1,514	670	568
Intra-company	57,068	54,014	170,684	152,108	55,118

During the third quarter of 2010, this segment recorded combined shipments of 1.4 million gross tons of ferrous metals and 256.5 million pounds of non-ferrous materials, compared with 1.2 million gross tons and 217.1 million pounds during the same period in 2009. On a linked-quarter basis, combined shipments of ferrous metals increased by 11,000 gross tons while shipments of non-ferrous metals increased by 19.9 million pounds, or 8%. During the third quarter of 2010, the metals recycling operations provided approximately 50% of the steel scrap purchased by our steel mills. This represented 27% of the metals recycling operations’ net sales for the quarter as compared to 28% during the second quarter of 2010 and the third quarter of 2009. Domestic steel mill utilization has increased from 61% to 68% during 2010, and as a major consumer of ferrous scrap, this has increased demand.

Net sales for the segment in the third quarter of 2010 increased by $249.4 million, or 45%, compared to the third quarter of 2009, but decreased $43.7 million, or 5%, on a linked-quarter basis. The third quarter 2010 increase over 2009 was due to both the increased scrap volumes and improved selling prices as the markets in 2010 were much healthier than in 2009. Ferrous metals prices fell 11% over the quarter as compared to those achieved in the second quarter 2010. However, non-ferrous pricing increased in the third quarter 2010 versus the second quarter 2010 overall, with copper showing the most improvement. Net sales for the segment for the first nine months of 2010 increased by $1.2 billion to $2.4 billion compared to the first nine months of 2009.

Operating income for the segment decreased $36.3 million, to $1.1 million in the third quarter 2010, compared to the third quarter of 2009 due primarily to decreased margins in ferrous metals, and decreased $5.9 million, or 84%, on a linked-quarter basis. The majority of the sequential quarter over quarter decline in segment operating income was attributable to margin compression primarily in our ferrous metals operations as noted above, whereas non-ferrous metals experienced an increase in operating income. The operating loss attributable to our Mesabi Nugget start-up operations of $14.3 million (including noncontrolling interest) in the third quarter of 2010 was $2.8 million higher than the second quarter of 2010, and the third quarter 2009 operating loss of $2.3 million, when the location was still being constructed.

Operating income for the segment increased $25.4 million to $32.2 million for the first nine months of 2010 compared to the first nine months of 2009 due to both the increased scrap volumes and pricing as the markets in 2010 were much healthier than in 2009. This was despite the operating loss attributable to our Mesabi Nugget start-up operations increasing to $37.6 million (including noncontrolling interest) in the first nine months of 2010 from $5.8 million in the first nine months of 2009, when the location was still being constructed.

Steel Fabrication Operations

Our steel fabrication operations include three operating and two idled New Millennium Building Systems’ plants located in the Midwest and Southeastern part of the United States.  Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 3% of our external net sales during the third quarter of 2010 and 2009, and during the second quarter of 2010. Operating loss for the segment was $494,000 compared to operating loss of $3.2 million in the third quarter of 2009, and an operating loss of $4.7 million, or 90% lower, on a linked-quarter basis.  Operating loss for the segment was $11.8 million for the first nine months of 2010 compared to operating loss of $152,000 for the first nine months of 2009.

Net sales for the segment increased by $21.0 million, or 64%, in the third quarter 2010 compared to the third quarter of 2009, and $11.7 million, or 28%, on a linked-quarter basis. Both volumes and pricing increased in the third quarter 2010, with our average steel fabrication operations’ selling price per ton shipped increasing $187, or 20%, during the third quarter of 2010 when compared with the same period in 2009, and increasing $131, or 13%, on a linked-quarter basis. Net sales for the segment decreased $10.6 million to $120.2 million for the first nine months of 2010 as compared to the first nine months of 2009. Our average steel fabrication operations’ selling price per ton shipped decreased $89, or 8%, in the first nine months of 2010 as compared to the same period in 2009.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the third quarter of 2010 and 2009, the cost of steel products purchased represented 71% and 65%, respectively, of the total cost of manufacturing for our steel fabrication operations; while the cost of steel increased in the third quarter of 2010 as compared to the same period in 2009 by $154 per ton. As the increase in selling prices outpaced input costs, gross margin for the segment increased 128%. During the first nine months of 2010 and 2009, the cost of steel products consumed represented 69% of the total cost of manufacturing for our steel fabrication operations. The cost of steel increased in the first nine months of 2010 as compared to the same period in 2009 by $19 per ton.  This increase, coupled with an 8% decrease in average selling values, resulted in decreased gross margins during the first nine months of 2010 compared to 2009.

In spite of the slowly recovering economy and depressed activity in non-residential construction, we are seeing some encouraging signs emerging for our steel fabrication segment. Our October purchase of certain Commercial Metals Company joist-manufacturing facilities in Arkansas, Nevada, and northern Mexico and other assets for $17.0 million will give us a broader geographic presence in the joist market moving forward, providing us the opportunity to better serve our customers that have a nationwide footprint and gain further market share. However, we anticipate the non-residential construction recovery to continue to develop slowly into 2011. We have continued to experience slightly positive trends in order entry activity and product pricing, though gross margins are still tight with input costs cutting into pricing increases.

Third Quarter Consolidated Results 2010 vs. 2009

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $70.5 million during the third quarter of 2010, as compared to $68.2 million during the third quarter of 2009, an increase of $2.3 million, or 3%. Our selling, general and administrative expenses represented 4% and 6% of our total net sales during the third quarter of 2010 and 2009, respectively. The percentage decrease is primarily a result of improved net sales in the third quarter of 2010 compared with the prior year as measured against certain fixed cost components in selling, general and administrative expenses.

The most significant increase in our selling, general and administrative expenses was due to the accrual of profit sharing expense during the third quarter of 2010 as a result of our positive financial results compared to 2009. During the third quarter of 2010, we recorded expense of $3.5 million related to our Steel Dynamics performance-based profit sharing plan (and $1.1 million of other profit sharing), while only $451,000 of expense was recorded in the third quarter of 2009. The contribution percentage for this plan consists of 2% of consolidated pretax earnings plus a unique percentage of each of our operating segments’ pretax earnings. The resulting total contribution percentage was 10% of consolidated pretax earnings (before profit sharing) during the third quarter of 2010.

Interest Expense, net of Capitalized Interest.  During the third quarter of 2010, gross interest expense increased $4.8 million, or 12%, to $45.3 million, and capitalized interest decreased $4.9 million to $1.0 million, when compared to the same period in 2009. The increase in gross interest expense for the third quarter of 2010 compared to the third quarter of 2009 is primarily a result of our issuance in March 2010 of $350.0 million of 7 5/8% senior notes due 2020. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments, which with the completion of several of our construction projects, is not as significant in the third quarter 2010. Our weighted-average interest rate on our outstanding borrowings was 7.3% and 7.2% at September 30, 2010 and 2009, respectively. We currently anticipate gross interest expense to remain consistent through the remainder of the year.

Other (Income) Expense, net.  Other income was $6.2 million during the third quarter of 2010, as compared to $2.2 million during the same period in 2009. During the third quarter of 2010, we recorded interest income of $1.2 million versus $258,000 in the same period in 2009.

Income Taxes (Benefit).  During the third quarter of 2010, our income tax expense was $15.6 million, as compared to $47.4 million during the same period in 2009. Our effective income tax rate before noncontrolling interests was 50.4% and 40.8% during the third quarter of 2010 and 2009, respectively. The higher rate in the third quarter of 2010 was due to a change in the estimated annual effective tax rate to 38.9% from 36.9% the previous quarter, resulting in an additional income tax expense of $3.5 million being recorded in the three months ended September 30, 2010.

First Nine Months Consolidated Results 2010 vs. 2009

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $224.1 million during the first nine months of 2010, as compared to $203.8 million during the same period in 2009, an increase of $20.3 million, or 10%. During the first nine months of 2010 and 2009, selling, general and administrative expenses represented approximately 5% and 7% of net sales, respectively. The increase in selling, general and administrative expenses in the first nine months of 2010 compared to the first nine months of 2009 primarily relates to recording profit sharing expense of $18.8 million related to our Steel Dynamics performance-based profit sharing plan (and $3.0 million of other profit sharing) during the first nine months of 2010 and expense of only $409,000 during the same period in 2009.

Interest Expense, net of Capitalized Interest.  During the first nine months of 2010, gross interest expense increased $10.2 million, or 8%, to $131.7 million, and capitalized interest decreased $7.2 million, or 53%, to $6.4 million as compared to the same period in 2009. The increase in gross interest expense for the first nine months of 2010 compared to the first nine months of 2009 is primarily a result of our issuance of $350.0 million of 7 5/8% senior notes due 2020, in March 2010. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments, which with the completion of several of our construction projects, is not as significant in 2010.

Other (Income) Expense, net.  Other income was $12.8 million during the first nine months of 2010, as compared to $2.1 million during the same period in 2009. We have recorded interest income of $3.0 million for the first nine months of 2010 versus $527,000 in 2009. During the second quarter of 2009, the company recorded an expense of $1.3 million from the termination of an interest rate swap contract related to a senior secured term loan, which was paid off in the second quarter of 2009.

Income Taxes.  During the first nine months of 2010, our income tax provision was $80.0 million, as compared to a benefit of $27.0 million during the same period in 2009. During the first nine months of 2010 and 2009, our effective income tax rates before noncontrolling interests were 38.9% and 41.8%, respectively.

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

Working Capital.  During the first nine months of 2010, our operational working capital position, representing our cash invested in trade receivables, inventories and income taxes receivable, less current liabilities other than debt, increased $117.6 million to $1.1 billion compared to December 31, 2009. Trade receivables increased $228.5 million, or 54%, during the first nine months of 2010 to $654.9 million, of which over 98% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 7% and 6% of our outstanding trade receivables at September 30, 2010 and December 31, 2009, respectively. Trade receivables increased during the first nine months of 2010 due to increased sales from higher product prices and volumes compared to the fourth quarter of 2009. Total inventories increased $155.4 million, or 18%, to $1.0 billion during the first nine months of 2010. Our raw materials, primarily steel scrap inventories, increased by approximately $108.1 million during the first nine months of 2010, with scrap volumes increasing by 43,000 gross tons. Likewise our work-in-process and finished goods inventories increased $42.7 million, with volumes increasing by 25,000 net tons. Our trade payables and general accruals increased $159.6 million, or 37%, during the first nine months of 2010. The increase in trade payables is a reflection of the increased production activities and commodity raw material purchasing prior to September 30, 2010, compared to that at December 31, 2009, and the increase in profit sharing is due to the increase in pretax income during 2010 when compared to 2009, as our profit sharing is directly tied to earnings. We also received $90.4 million of 2009 income tax overpayment refunds in the second quarter 2010.

Capital Investments.  During the first nine months of 2010, we invested $95.9 million in property, plant and equipment, of which $39.7 million was within our steel operations, $13.8 million related to our metals recycling operations and $29.6 million related to our Mesabi Nugget and Mesabi Mining facilities. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion and attains appropriate operational metrics. We continue to estimate capital expenditures for the year 2010 to be less than $150 million.

Capital Resources and Long-term Debt.  During the first nine months of 2010, our total outstanding debt increased $195.1 million to $2.4 billion, due to our issuance of $350.0 million of 7 5/8% senior notes due 2020 in March 2010. The net proceeds were used to repay the then outstanding borrowings on our senior secured revolving credit facility. The remaining net proceeds were used for general corporate purposes, with a portion held as cash and equivalents as of September 30, 2010. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt and our total stockholders’ equity, was 53.5% at September 30, 2010, and 52.6% at December 31, 2009. At September 30, 2010, there were no outstanding borrowings under our senior secured revolver, which is subject to a monthly borrowing base.

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

We amended our senior secured credit agreement on June 12, 2009, allowing for, among other things, greater flexibility within our financial covenants during 2009 and throughout 2010.  The current financial covenants state that we must maintain an interest coverage ratio of not less than 2.50:1.00 for September 30, 2010 through maturity. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our senior secured credit agreement) by our LTM gross interest expense. We must also maintain a first lien debt to LTM EBITDA ratio of not more than 2.50:1.00 to September 30, 2010; and 3.00:1.00 for December 31, 2010 through maturity. Beginning with the twelve month period ending December 31, 2010, and at all times thereafter, a total debt to consolidated LTM adjusted EBITDA ratio of not more than 5.00:1.00 must be maintained. In addition, if the total debt to EBITDA ratio exceeds 3.50:1:00 at any time, then the ability of the company to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited to $25.0 million per quarter.

At September 30, 2010, our interest coverage ratio and first lien ratio were 3.94:1:00 and 0.04:1.00, respectively. We were in compliance with these covenants at September 30, 2010, and we expect to remain in compliance during the remainder of 2010.

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

On April 26, 2010, we entered into another amendment to our senior secured revolving credit agreement which provided for the addition of a lender who extended an additional commitment of $50.0 million, which increased the total revolving credit facility commitment from $874.0 million to $924.0 million.  At September 30, 2010, we had $907.8 million of funding availability pursuant to our senior secured revolving credit agreement

Cash Dividends.  We declared cash dividends of $48.8 million, or $.225 per common share ($0.075 per common share each quarter), during the first nine months of 2010 and $50.5 million, or $.25 per common share ($0.10 per common share in the first quarter of 2009 and $0.075 per common share in the second and third quarters of 2009), during the first nine months of 2009. We paid cash dividends of $48.7 million and $52.5 million during the first nine months of 2010 and 2009, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis.  During the remainder of 2010, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

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

Our risk strategy associated with the purchase of commodities utilized within our production process has generally been to make certain commitments with suppliers relating to future expected requirements for such commodities. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 36 months for physical commodity requirements and for up to 10 years for commodity transportation requirements. We fully utilized all such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At September 30, 2010, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has generally been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer. At September 30, 2010, we had a cumulative unrealized gain associated with these financial contracts of $1.9 million, all of which have a settlement date within the next twelve months. We expect the customer contracts associated with the financial contracts to be fully consummated.

ITEM 4.                        CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 25, 2010, our wholly-owned subsidiary, OmniSource Corporation, was indicted by a Grand Jury in Marion County, Indiana, on multiple criminal charges involving the alleged receipt or attempted receipt of stolen property. These charges, involving small dollar amount individual retail purchases of scrap metal, stem from a February 2009 police raid on the company’s Indianapolis facilities, are baseless and will be fiercely defended.  Earlier, on October 18, 2010, our Indianapolis subsidiary filed its own lawsuit against the Prosecutor in Marion Superior Court, seeking return of cash seized by the police during that February 2009 raid.

ITEM 1A.               RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our 2009 Annual Report on Form 10-K/A.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

101.DEF*	XBRL Taxonomy Definition Document

*                 Filed concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2010

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer