Form 10-K
period 2010-12-31
STEEL DYNAMICS INC
filed 2011-02-23
CIK 1022671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21719

Steel Dynamics, Inc.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1929476 (IRS Employer Identification No.)
7575 West Jefferson Blvd, Fort Wayne, IN (Address of principal executive offices)	46804 (Zip Code)

Registrant's telephone number, including area code: (260) 969-3500

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0025 par value	Nasdaq Global Select Stock Market

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2010, was approximately, $2,389,087,527. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. As of February 15, 2011, Registrant had outstanding 217,929,783 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of registrant's definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to April 30, 2011, are incorporated herein by reference.

STEEL DYNAMICS, INC.

PART I

Special Note Regarding Forward-Looking Statements

        Throughout this report, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference herein or herefrom, or in press releases or oral statements made by our officers or representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect present or historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project" or "expect," or by the words "may," "will," or "should," are intended to operate as "forward looking statements" of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive and cautionary statements by creating a "safe harbor" from liability in the event that a particular prediction does not turn out as anticipated.

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

        The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

  •
  the adverse impact of a prolonged economic recession resulting in a decrease of demand for our products:

  •
  the continued weak demand for our products by the non-residential construction or other metal consuming industries;

  •
  potential impact of continuing high unemployment rates on demand for end products which utilize steel components;

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

  •
  changes in the availability or cost of raw materials, such as recycled ferrous metals, iron substitute materials, including pig iron, or other raw materials or supplies, which we use in our production processes;

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

        We also refer you to and believe that you should carefully read the Risk Factors discussion at Item 1A of this report to better understand the risks and uncertainties inherent in our business or in owning our securities and the section entitled Management Discussion and Analysis of Financial Condition and Results of Operations at Item 7. You should also review the notes to consolidated financial statements under headings in Note 1 Use of Estimates and in Note 8 Commitments and Contingencies.

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

ITEM 1.    BUSINESS

Our Company

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking capability of 6.4 million tons and actual recycling volumes. Actual metals recycling shipments during 2008, 2009, and 2010, respectively, were 5.0 million gross tons, 3.6 million gross tons, and 5.2 million gross tons of ferrous materials; and 912 million pounds, 780 million pounds and 961 million pounds of nonferrous metallics. Our steel shipments during 2008, 2009, and 2010 were 5.6 million tons, 4.0 million tons, and 5.3 million tons, respectively. We reported net sales of $8.1 billion, $4.0 billion, and $6.3 billion during 2008, 2009, and 2010, respectively. At December 31, 2010, we employed approximately 6,180 individuals, 89% of whom were non-union.

        Steel Dynamics, Inc. was incorporated in Indiana in August 1993. Our principal executive offices are located at 7575 W. Jefferson Boulevard, Fort Wayne, Indiana 46804 and our telephone number is 260.969.3500.

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

        Steel Operations.    Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities. Our steel operations accounted for 63% of our consolidated net sales in both 2008 and 2009 and 61% in 2010. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

          Sheet Products.    Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines acquired in July 2007, also sells specialized galvanized sheet steels used in non-automotive applications. Our sheet operations represented 57%, 65%, and 63% of this segment's net sales in 2008, 2009, and 2010 respectively.

          Long Products.    Our Structural and Rail Division sells structural steel beams and pilings and a variety of standard strength and industrial quality grade rail for the railroad industry. Our Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. Our Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections.

        Metals Recycling and Ferrous Resources Operations.    This operating segment includes our metals recycling operations, liquid pig iron manufacturing facility and iron nugget manufacturing start-up facility. Our metals recycling and ferrous resources operations accounted for 31% of our consolidated net sales in both 2008 and 2009, and 35% in 2010.

          Metals Recycling.    Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of income in this segment. As evidenced by the increased diversification of our revenue streams beginning in 2008, we have significantly grown our metals recycling business through the acquisitions of OmniSource Corporation in October 2007 and Recycle South, LLC in June 2008. Our metals recycling operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations also sell ferrous metals to our own steel mills as a raw material. These shipments to our steel mills represented 31%, 23%, and 27% of our metals recycling operations net sales in 2008, 2009, and 2010, respectively. Our metals recycling operations represented 97% of this segment's net sales in 2008 and 96% in both 2009 and 2010.

          Ferrous Resources.    Our ferrous resource operations consist of the revenues and expenses associated with our liquid pig iron facility, Iron Dynamics (IDI), our iron-nugget manufacturing facility, Mesabi Nugget, and our potential future mining operations, Mesabi Mining. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Throughout the year we have been refining the production process and changing equipment configurations, as needed, in order to increase production and plant availability. During 2010, Mesabi Nugget produced 75,000 metric tons of iron-nuggets for use by our own steel mills. During 2011, we anticipate reaching much improved sustainable production levels, moving towards the facility's anticipated annual production capacity of 500,000 metric tons.

        Steel Fabrication Operations.    Our steel fabrication operations includes New Millennium Building Systems plants, which fabricate steel joists, trusses, girders, and decking used within the non-residential construction industry. Steel fabrication operations accounted for 5%, 4%, and 3% of our consolidated net sales in 2008, 2009, and 2010 respectively.

Current Environment

        The prevailing global economic conditions improved during 2010 from the historically low levels of 2009. We experienced increased order volumes and pricing in our operations. Specifically, we benefited from improvements in end user demand in the automotive, truck and trailer, energy, heavy equipment and other original equipment manufacturing industries. In addition, we have increased our penetration into the rail markets during 2010. We continue to face challenges in our structural steel products and our fabricated joist and decking products as the non-residential construction industry continues to experience lower levels of demand. However, we believe that we are well positioned in these operations to take advantage of these markets as this industry improves.

        Our financial strategy includes a commitment to continue to improve our financial leverage metrics and provide for long term-sustainable growth while maintaining appropriate liquidity levels. Our commitment to these goals drives a focus on controlling costs and maximizing per unit margins, managing capital investments and prudent growth. In support of our goals, in March 2010, we issued $350 million of 7 5/8% senior notes due 2020; the net proceeds were used to repay amounts outstanding under our revolving credit facility and for general corporate purposes. Our liquidity increased $403 million to $1.1 billion at the end of 2010.

Competitive Strengths / Business Strategies

        We believe our financial strategy, coupled with our competitive advantages of maintaining a low, highly variable cost structure; producing a diversified, value-added product offering; controlling a secure supply of recycled ferrous metals; entity-wide entrepreneurial culture and having an experienced senior management team, positions us well to continue to strengthen our leadership position during the economic recovery.

One of the Lowest Cost Steel Producers in the United States; State-of-the-Art Facilities / Continue to Maintain Low Production Costs

        We are focused on continuing to maintain and enhance one of the lowest operating cost structures in the North American steel industry. Our low operating costs are primarily a result of our efficient plant designs and operations, our high productivity rate, such as our productivity rate of approximately .3 man hours per hot band ton produced at our Flat Roll Division's mill, low ongoing maintenance cost requirements and strategic locations near our customers and sources of our primary raw material, steel scrap.

        We will continue to strive to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit costs of production at each of our facilities. We believe that as one of the lowest cost producers in each of our primary operating segments, we are able to better manage through cyclical, and non-cyclical downturns (such as the periods of 2009 and 2010), and to consistently maximize our profitability. We continuously seek to maximize the variability of our cost structure and to reduce per unit and fixed costs. Our incentive compensation plans at all employee levels are based on both divisional and consolidated company performance. Incentive compensation is designed to reward high productivity and efficient use of physical resources and capital employed.

Secure Supply of Ferrous Raw Materials / Develop Metals Recycling and Ferrous Resources Business Platform

        We maintain a secure supply of ferrous raw material resources through the benefit of our metals recycling operations, OmniSource Corporation, as well as through our current ironmaking facilities, Iron Dynamics and Mesabi Nugget. Ferrous materials represent our single-largest manufacturing cost and generally represent between 55% and 65% of our steel production costs, excluding The Techs. During 2009 and 2010, OmniSource provided our steel operations with 47% of its ferrous scrap requirements based on volume. Iron Dynamics and Mesabi Nugget provided our Flat Roll Division with 10% of the mill's iron requirements through the transfer of liquid pig iron, hot briquetted iron, and iron nuggets, which are higher-quality, energy-saving ferrous raw materials. As Mesabi Nugget production increases, it will supply our steel operations with additional iron requirements.

        We expect global and domestic demand for steel products to continue to increase, and we believe there will be supply constraints of various commodities, including ferrous materials. During periods of economic downturn (such as 2009 and 2010), significant reductions in available prime industrial scrap were a direct result of low domestic manufacturing rates. Additionally, as consumers utilize assets for longer periods of time and replace items less frequently, the flow of other sources of scrap, such as auto bodies, appliances, and other goods, is also constrained. In addition, the world demand for domestic ferrous resources has increased in nearly every year in the past decade, impacting scrap availability as exports increase to developing countries.

        We believe our metals recycling and ferrous resources operations not only provide us with a quality, cost effective, and secure, raw material platform, but we also believe it provides us with significant revenue generating and profitability opportunities, that allow for funding of future growth, whether in resources or in other ventures. We intend to continue to participate in the development of new technologies to increase the effectiveness of our metals recycling recovery capabilities and to develop new strategic relationships in order to increase the amount of unprocessed metals we have the ability to source and eventually sell.

Diversified Product Mix / Expand Product Offerings

        Our current products in our steel segment include hot rolled, cold rolled, galvanized, Galvalume® and painted sheet steel; various structural steel beams and rails; special bar quality steel; and various merchant steel products, including beams, angles, flats and channels. In addition, we offer steel finishing and fabrication services. In the metals recycling segment, our products include an array of both ferrous and nonferrous scrap processing, scrap management, transportation, and brokerage products and services. Finally, our steel fabrication segment produces steel joists and steel decking materials. This diversified mix of products enables us to access a broad range of end-user markets, serve a broad customer base, and helps mitigate our market exposure to any one product or end-user market. In addition, our value-added product offerings help to balance our exposure to commodity grade products.

        We will continue to seek additional opportunities to further expand our range of products, whether through the expansion of existing facilities, greenfield projects or acquisitions that may become available in both the domestic steel and recycling industries. Maximization of our Mesabi Nugget project; as well as the expansions and upgrades of existing facilities, are important steps in pursuing our strategy of product line expansion.

Strategic Geographic Locations / Enter New Geographic Markets

        The locations of our steelmaking facilities, near sources of scrap materials and near our customer base, allow us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. Recycled steel scrap and iron units represent the most significant component of our cost of steel manufacturing. Our metals recycling facilities are located in the Upper Midwest and Southeastern United States, and thus further expand our geographic service area. We believe these regions account for a majority of the total steel scrap produced in the United States. Our steel products are also more cost effectively available through our locations in Pittsburgh, PA and Jeffersonville, IN due to river access. In October 2010, we purchased certain joist assets from another manufacturer, which now enables us to have access to Western and Southwestern markets and national accounts through this acquisition of facilities in Hope, Arkansas; Fallon, Nevada; and Juarez, Mexico.

        We may seek to enter new markets in strategic geographic locations that offer attractive growth opportunities.

Experienced Management Team and Unique Corporate Culture / Foster Entrepreneurial Culture

        Our senior management team is highly experienced and has a proven track record in the steel and metals recycling industries. Management's objectives are closely aligned with our stockholders through meaningful stock ownership positions and performance-based compensation programs that are correlated to the company's profitability. Our corporate culture is also unique for the steel industry. We emphasize decentralized decision-making and have established incentive compensation programs specifically designed to reward employee teams for their efforts toward enhancing productivity, improving profitability and controlling costs.

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

2011 Outlook

        Looking ahead to 2011, we are optimistic regarding slow but steady growth in the U.S. economy, which could result in increased volumes compared to 2010 for both our steel and metals recycling operations. We expect steel consumption to grow in 2011 in the automotive, transportation, energy, industrial, agricultural and construction equipment sectors. We believe residential and non-residential construction activity has likely reached its bottom. The fruition of these combined factors should result in an improved operating environment for all our segments in the coming year.

        Our focus will continue to be on disciplined cost control, revenue optimization, and prudent growth opportunities, while continuing to manage risk in an uncertain economic environment. We currently plan to spend less than $200 million in capital investments during 2011. We believe our current operations and sources of cash are adequate to meet the cash requirements associated with these possible investments.

Industry Segments

        We have three reporting segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations. Please refer to Item 8. Consolidated Financial Statements and Supplementary Data for additional information.

Steel Operations

        Our steel operations segment consists of steelmaking and coating operations. The following chart summarizes the locations and the current capacities of our facilities:

Steel Production Capacity (tons)	Casting	Rolling/Billet
Sheet Products:
Flat Roll Division—Butler, Indiana	3,100,000	3,000,000
Long Products:
Structural and Rail Division—Columbia City, Indiana	2,200,000	1,800,000
Engineered Bar Products Division—Pittsboro, Indiana	700,000	625,000
Roanoke Bar Division—Roanoke, Virginia	650,000	—
Merchant Bars	—	500,000
Billets(1)	—	150,000
Steel of West Virginia—Huntington, West Virginia	275,000	320,000

	6,925,000	6,395,000

Steel Coating Capacity (tons)	Galvanizing	Painting
Sheet Products:
Flat Roll Division—Butler, Indiana	720,000	240,000
The Techs—Pittsburgh, Pennsylvania	1,000,000	—
Flat Roll Division—Jeffersonville, Indiana	300,000	190,000

	2,020,000	430,000

(1)
Excess billet tonnage available for sale.

Note: Capacities represent manufacturing capabilities based on mill configuration and related employee support. These capacities do not represent expected volumes in a given year. In addition, estimates of mill capacity, particularly rolling capacity, are highly dependent on the specific product mix manufactured. Each of our mills can and do roll many different types and sizes of products; therefore, our capacity estimates assume a typical product mix.

SHEET PRODUCTS

        Our sheet steel products are produced by both our Flat Roll Division, which consists of our flat roll mill, galvanizing and painting facilities in Butler, Indiana; our galvanizing and painting facilities in Jeffersonville, Indiana; and The Techs our Pittsburgh, Pennsylvania-based galvanizing company, which operates three galvanizing facilities: GalvTech, MetalTech, and NexTech.

        Our flat roll mill manufactures flat rolled, hot rolled, cold rolled and coated steel products. We produced 2.2 million tons and 2.7 million tons at this facility in 2009 and 2010, respectively. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, this mill has achieved ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification. We believe that these certifications have enabled us to serve a broad range of customers who may require certifications for themselves or to satisfy the end-users of our steel products.

        Our flat roll mill has two twin-shell electric arc furnaces, which enable us to melt scrap in one vessel while tapping the other vessel and refilling it with steel scrap and iron units to make it ready for the next heat. This results in more heats and greater productivity. We have three ladle metallurgy stations, two continuous thin-slab casters which produce two-inch slabs, and two tunnel furnaces. Our hot rolling mill, which progressively reduces the slab in thickness, consists of a seven-stand rolling mill capable of rolling sheet steel down to 1.0 mm, with excellent surface quality, which enables us to access markets previously available only to more expensive cold finished material.

        Located within our flat roll mill, we have a hot rolled galvanizing line capable of coating steel in gauges from .044 to .160 inches and in widths ranging from 39 to 61 inches. Also within our flat roll mill, we have a cold rolled galvanizing line capable of coating steel in gauges from .014 to .068 inches and in widths ranging from 39 to 61 inches. Our on-site paint line receives material directly from our other processing lines and is capable of painting hot rolled galvanized coil, cold rolled coil and cold rolled galvanized coil in gauges of .010 to .070 inches and in widths ranging from 39 to 61 inches. We believe this enables us to realize substantial savings in the production of painted coil and pass along savings and efficiencies to our customers when compared to remote off-site coating facilities.

        In Jeffersonville, Indiana, we have a cold rolled galvanizing facility located within the Clark Maritime Centre on the Ohio River. This facility is capable of coating cold rolled steel in gauges from .008 to .045 inches and in widths between 39 and 60 inches. This gauge range is lighter than that available from our Butler facility and creates further expansion of our value added product offerings. Our flat roll mill provides our Jeffersonville facility with cold rolled material.

        The Techs facilities produced 640,000 tons and 718,000 tons in 2009 and 2010, respectively. The Techs facilities have galvanizing lines with varying capabilities. NexTech is capable of coating cold rolled steel in gauges from .007 to .020 inches and in widths between 24 and 43 inches. GalvTech is capable of coating cold rolled steel in gauges from .012 to .040 inches and in widths between 30 and 60 inches. MetalTech is capable of coating cold rolled steel in gauges from .015 to .160 inches and in widths between 24 and 52 inches. In addition to third party steel producers, our Flat Roll Division provides The Techs with required steel material. The Techs has achieved the ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification.

        The following table summarizes the types of sheet products we sold during the respective years.

	2009	2010
Products:
Hot rolled	24%	28%
Pickled and oiled	5	8
Cold rolled	6	5
Hot rolled galvanized	16	16
Cold rolled galvanized	32	28
Galvalume®	4	3
Painted	13	12

Total	100%	100%

        Hot rolled Products.    Our flat roll mill produces hot rolled products that include a variety of high quality low and medium carbon and high-strength low-alloy hot rolled bands in widths from 39 to 61 inches and in thicknesses from .500 inches down to .043 inches. We also produce an array of lighter gauge hot rolled products, including high strength low alloy and medium carbon steels. These products are suitable for automobile suspension arms, frames, wheels, and other unexposed parts in auto and truck bodies; truck, trailer and recreational vehicle parts and components; mechanical and structural steel tubing; gas and fluid transmission piping, building and construction products; rail cars; ships, barges, and other marine equipment; agricultural equipment and farm implements; lawn, garden, and recreation equipment; industrial machinery and shipping containers; and highway guard rails. We believe that our basic hot rolled material has shape characteristics that exceed those of other thin-slab flat roll steel mini-mills and compares favorably with those of the integrated steel mills.

        We sell a portion of our hot rolled coils produced at our flat roll mill directly to end-users, or to intermediate steel processors, and service centers, where they may be pickled, cold rolled, annealed, tempered, galvanized, or painted by those customers. The rest of the hot rolled coils are directed to our cold mill, where we add value to this product through our own pickling, cold rolling, annealing, tempering, galvanizing, and painting processes. A portion of our cold rolled production is shipped to our Jeffersonville, Indiana galvanizing facility.

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

        Coated Products.    Hot rolled or cold rolled steel can be coated with zinc to render it corrosion-resistant and to improve its paintability. Galvanized, galvannealed, Galvalume®, electro-galvanized and aluminized products are types of coated steels. These are also the highest value-added sheet products because they require the greatest degree of processing and tend to have the strictest quality requirements. Coated steel is used in high volume applications, such as automobiles, household appliances, roofing and siding, heating and air conditioning equipment, air ducts, switch boxes, chimney flues, awnings, garbage cans and food containers. Our paint lines in Butler and Jeffersonville incorporate state-of-the-art coil coating equipment with quick color change capability and on-line color matching which allows us to produce pre-painted steel products that are used in many of these same end products.

        We also produce hot rolled pickled and oiled, hot rolled galvanized, hot rolled galvannealed, cold rolled galvanized, cold rolled galvannealed and fully processed cold rolled sheet. As a result of our lighter gauge hot rolling capabilities, our hot rolled galvanized and galvannealed steel products are capable of replacing products that have traditionally only been available as more expensive cold rolled galvanized or cold rolled galvannealed steel. This material is typically used in transportation products, building products, such as raised garage door panels, heating and cooling products, appliances, furniture and lighting equipment.

        Customers.    Steel processors and service centers typically act as intermediaries between primary steel producers and the many end-user manufacturers that require further processing of hot rolled coils. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We expect that our intermediate steel processor and service center customers will remain an integral part of our customer base. The location of our Jeffersonville facility on the Ohio River also creates opportunities for market expansion into other geographic regions. The Techs produces galvanized flat rolled products that are similar to those produced by our Flat Roll Division and sold to a similar customer base. Each of The Techs facilities specializes in the galvanizing of specific types of flat rolled steels in generally non-automotive applications, servicing a variety of customers in the heating, ventilation and air conditioning (HVAC), construction, agriculture and consumer goods markets. We exported 2% of our sheet products during both 2009 and 2010.

        During 2010, we sold our flat rolled products to approximately 400 customers. Heidtman Steel Products, Inc, which is principally owned by one of our directors, accounted for approximately 3% of our consolidated net sales in both 2009 and 2010, respectively.

        The following table summarizes the types of customers who purchased our sheet steel products during the respective years:

	2009	2010
Customers:
Service centers (including end-user intermediaries)	62%	59%
Construction	10	9
Heating, ventilation and air conditioning	8	5
Pipe and tube	1	5
Other original equipment manufacturers (OEM)	19	22

Total	100%	100%

        Markets.    Flat rolled products represent the largest portion of the domestic steel market. Flat rolled products consist of hot rolled, cold rolled and coated steel. The following table shows the U.S. shipments of these products, as reported by the American Iron and Steel Institute (AISI).

	Years Ended December 31,
	2005	2006	2007	2008	2009
U.S. Shipments (tons, in millions):
Hot Rolled(1)	31.3	30.3	29.1	28.1	18.1
Cold Rolled(2)	15.1	15.6	14.9	13.6	8.7
Coated(3)	22.1	23.8	22.1	18.3	12.2

Total	68.5	69.7	66.1	60.0	39.0

Sheet steel as a percentage of total U.S. steel shipments	65%	64%	62%	61%	63%

(1)
Includes pipe/tube, sheet, strip and plate in coils.

(2)
Includes blackplate, sheet, strip and electrical.

(3)
Includes tin coated, hot dipped, galvanized, electrogalvanized and all other metallic coated.

        Competitors.    Our sheet steel-making operations compete with many North American integrated hot rolled coil producers, such as U.S. Steel (Gary, Indiana); AK Steel Corporation (Middletown, Ohio); and ArcelorMittal (Riverdale, Illinois, Cleveland, Ohio, Indiana Harbor, Indiana and Burns Harbor, Indiana). In addition, we compete with a number of mini-mills, such as Nucor Corporation (Crawfordsville, Indiana, Hickman, Arkansas, Decatur, Alabama and Berkeley, South Carolina); Gallatin Steel Company (Ghent, Kentucky); and North Star Bluescope Steel (Delta, Ohio).

        Competitors in our sheet steel-coating operations include Nucor Corporation (Crawfordsville, Indiana, Hickman, Arkansas and Berkeley, South Carolina); Sharon Coatings (Sharon, Pennsylvania); U.S. Steel (Granite City, Illinois, Pittsburgh, Pennsylvania, Fairless, Pennsylvania and Fairfield, Alabama); Wheeling Nisshin (Follansbee, West Virginia); and Severstal (Baltimore, Maryland).

LONG PRODUCTS

Structural

        Our Columbia City, Indiana mill produces structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard strength and industrial quality grade rails for the railroad industry.

        We produced 500,000 tons and 635,000 tons at this facility during 2009 and 2010, respectively. Our facility melts scrap and iron units in two single-shell electric arc furnaces. Our two continuous casters are each capable of casting four strands of various sized blooms and beam blanks. Caster one casts in lengths of 17 to 48 feet and caster two in lengths of 17 to 49 feet. We can transport the cast strands directly through a reheat furnace to our original four-stand, all reversing, hot rolling mill; to our medium section rolling mill; or into a storage area for reheating and rolling in either mill at a later time. Our original hot rolling mill rolls the product into either a structural steel product or a rail product. The medium section rolling mill can produce lighter structural shapes and merchant bar. Our Columbia City, Indiana facility has achieved the ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification.

        Products.    We have the capability to produce various structural steel products such as wide flange beams, American Standard beams, miscellaneous beams, H piling material, and channel sections. The following listing shows structural steel products and their intended markets:

Structural Products	End Use
Wide flange, American Standard and miscellaneous beams	Framing and structural girders, columns, bridge stringers, ribs or stiffeners, machine bases or skids, truck parts, and construction equipment
H piling	Foundation supports
Channel sections	Diaphragms, stiffeners, ribs and components in built-up sections

        We have also initiated certain value-added services for the Midwestern fabricator market, including exact length and exact piece count capabilities.

        Customers.    The principal customers for our structural steel products are steel service centers, steel fabricators and various manufacturers. Service centers, though not the ultimate end-user, provide valuable mill distribution functions to the fabricators and manufacturers, including small quantity sales, repackaging, cutting, preliminary processing and warehousing. The majority of our structural steel products are sold to service centers. Exports accounted for 8% of our Structural and Rail Division's sales in both 2009 and 2010.

        Markets.    According to the Steel Manufacturers Association, domestic structural steel consumption in 2008, 2009, and 2010 was approximately 7.6 million tons, 4.4 million tons, and 5.3 million tons, respectively. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials.

        Competitors.    Our structural steel products compete with various electric arc furnace structural steelmakers, some of which have cost structures and flexible management cultures similar to our own. Notable competitors include Nucor Corporation (Berkeley, South Carolina); Nucor-Yamato Steel (Blytheville, Arkansas); Gerdau (Midlothian, Texas and Petersburg, Virginia); and ArcelorMittal (LaPlace, Louisiana). We also believe, however, that both geography and product choice play significant roles. There are currently no other structural mills located in the Midwest, one of the largest structural steel consuming regions in the United States, and we believe we provide customer service benefits to service centers, fabricators and manufacturers located in the region. We also believe that most of Canada's structural steel consumption is located in Canada's eastern provinces, closer to us than to either of our two largest competitors. Moreover, we provide a broad product mix, focusing on the mid-range and larger section served only by Nucor-Yamato Steel and Gerdau from locations more remote than our facility.

Rail Products

        Our Columbia City, Indiana mill is designed to produce standard strength rails for the railroad industry. We produced and shipped approximately 29,000 tons and 55,000 tons of rail during 2009 and 2010, respectively. In addition, our rail-welding facility has the ability to weld longer length rails to lengths up to 1,700 feet. Such long strings offer substantial savings to the railroads both in terms of initial capital cost and through reduced maintenance. In contrast, current production of rail in the United States, and available imported rail, is limited to a maximum of 80-foot lengths, as a result of existing plant layout restrictions and the physical limitations of ocean freight.

        Products.    We are currently capable of manufacturing standard rail grades in weights of 115 lbs. per yard, 136 lbs. per yard, and 141 lbs. per yard, in 240 feet rail lengths, which no one else presently produces in or imports into the United States or Canadian rail markets.

        Customers.    The marketplace for steel rails in the United States and Canada is specialized, with approximately eight major railroad purchasers in the United States: Amtrak, Burlington Northern Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation, Kansas City Southern Rail Network, and Canadian National Railway. Standard Strength rail produced at our Columbia City, Indiana, mill has been tested and approved by Burlington Northern Santa Fe, Union Pacific, Norfolk Southern, CSX Transportation, and Amtrak.

        Markets.    According to AISI data, domestic rail shipments averaged approximately 1 million tons annually over the 2007 to 2009 period, including standard rail and premium or head-hardened rail. Of the total shipments of rail during 2009, approximately 70% was produced domestically and approximately 30% was imported, mainly from Japan and Europe. There are currently no rail producers in Canada.

        Competitors.    At present, the rail market is principally served by two producers: Rocky Mountain Steel (Pueblo, Colorado), a division of Evraz Oregon Steel Mills, Inc., and ArcelorMittal (Steelton, Pennsylvania). Each of these producers has the capability to produce either standard or premium rail, although neither is currently equipped to produce rail in 240-foot lengths. Global competitors include high quality integrated and electric furnace steel producers in Europe and Asia, including Voest-Alpine, Nippon Steel, NKK, Tata, Moravia Steel, and Lucchini, SPA.

Engineered Bar Products

        Our engineered bar mill located in Pittsboro, Indiana is capable of producing a broad array of engineered special bar quality (SBQ), merchant bar quality (MBQ), and reinforcing bar products. The mill consists of a 100-ton single-shell AC furnace, a three-strand continuous caster currently capable of casting both a 7"×7" billet and a 14"×10" bloom, a reheat furnace, and a rolling mill consisting of a roughing mill and intermediate mill, as well as reducing and sizing blocks used in the production of SBQ rounds. We produced 313,000 tons and 585,000 tons during 2009 and 2010, respectively, at this facility. We generally employ this facility primarily for the manufacture of SBQ products.

        Adjacent to our engineered bar mill, we have a finishing facility which provides various downstream finishing operations for our SBQ steel bars. Currently, the facility has an estimated annual processing capacity of 190,000 tons. Processing operations include turning, polishing, straightening, chamfering, precision saw-cutting and heat-treating capabilities. In addition, non-destructive testing services are available, including eddy current, flux leakage and ultrasonic inspection. The additional processing capabilities provide essential processes and services that have been requested by our growing SBQ customer base. Additionally, our facility has achieved the ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification.

        Products.    We are capable of producing a broad line of engineered SBQ products. SBQ products are uniquely designed for applications ranging from gears and shafts to mining equipment and oil patch tubing. We can produce SBQ rounds in sizes from 1.5 to 9 inches and SBQ round cornered squares in sizes from 2 to 8 inches. Approximately 30% of our products produced had additional processing completed in our bar finishing facility.

        Customers.    SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers, steel service centers, and distributors. Major customers include Caterpillar, One Steel Grinding, and Michigan Seamless Tube. Export sales accounted for 3% and 1% of our SBQ sales in 2009 and 2010.

        Markets.    According to AISI data, domestic apparent hot rolled bar steel demand has averaged approximately 7 million tons annually over the 2005 to 2009 period. According to the AISI, apparent demand of light structural shapes, also characterized by a major dimension of less than 3 inches, averaged between 1 million and 2 million tons annually during the 2005 to 2009 period. These amounts include both SBQ and merchant bar products.

        Competitors.    Our major competitors for SBQ products include Republic Engineered Products (Akron, Ohio); The Timken Company (Canton, Ohio); and Gerdau (Jackson, Michigan and Monroe, Michigan).

Merchant Bar Products

        Our primary merchant bar producing facility is our Roanoke, Virginia mill. Originally constructed in the mid-1950's this mini-mill has gone through several major upgrades and expansions. Currently, the mill consists of a primary 100-ton electric arc furnace, a ladle metallurgy furnace, a five-strand continuous caster capable of casting up to 6 inch square billets, a reheat furnace, and a rolling mill with automatic in-line straightening, shearing and bundling capabilities. Additionally, the Roanoke facility has achieved the ISO 9001:2008 certification.

        During 2009 and 2010, Roanoke produced 372,000 tons and 531,000 tons of billets respectively, and 322,000 tons and 391,000 tons of finished steel products, respectively. The excess steel billet production is sold to mills without sufficient melting capacities, including some of our own mills, such as our Steel of West Virginia facility. In addition, our steel fabrication operations also purchase angles from our Roanoke facility.

        Products.    We are capable of producing a broad line of merchant steel products consisting of angles, plain rounds, flats, channels, and reinforcing bars of various lengths and sizes. We also produce various sizes and grades of billets.

        Customers.    These merchant bar products are sold primarily to steel service centers as well as rebar distributors, joist producers, and OEMs, while billets are sold to other steel mills. Roanoke did not export any products during 2009 and 2010.

        Markets.    The apparent domestic hot rolled bar and reinforcing bar combined demand averaged approximately 14 million tons annually over the 2005 to 2009 period according to AISI data. In addition the AISI apparent domestic demand of bar-sized light shapes averaged between 1 million and

2 million tons annually during the 2005 to 2009 period. These amounts include both SBQ and merchant bar products.

        Competitors.    Our major competitors for merchant bar products are Nucor Corporation (Darlington, South Carolina, Auburn, New York, Birmingham, Alabama, Jackson, Mississippi, Kankakee, Illinois and Marion, Ohio); Commercial Metals Company (Cayce, South Carolina and Birmingham, Alabama); and Gerdau (Charlotte, North Carolina, Cambridge, Ontario, Whitby, Ontario, Cartersville, Georgia, Jacksonville, Florida, Joliet, Illinois, Knoxville, Tennessee, Sayerville, New Jersey and Jackson, Tennessee).

Specialty Shapes

        Our Steel of West Virginia mill consists of two 70-ton electric arc furnaces, a three strand continuous caster capable of casting squares from 4 × 4 inches to 8 × 8 inches and rectangles from 5 × 4 inches to 4 × 9.75 inches, two rolling mills and various types of fabrication equipment. Unlike most other mills, Steel of West Virginia frequently performs finishing operations on its products, such as cutting to length, additional straightening, hole punching, shot blasting, welding and coating. Through this additional finishing, we create custom finished products that are generally placed directly into our customers' assembly operations. Steel of West Virginia has fabrication facilities in Huntington, West Virginia and Memphis, Tennessee. We produced 167,000 tons and 237,000 tons of various merchant and structural steel products at this facility during 2009 and 2010, respectively. Additionally, Steel of West Virginia has achieved the ISO 9001:2008 certification.

        Products.    We produce or fabricate specialty steel sections and custom-finished products, which are placed directly into customers' assembly lines. Our flexible manufacturing capabilities enable us to meet demand for a variety of custom-ordered and designed products. Many of these products are produced in small quantities for low volume end uses.

        Customers.    Our customers are primarily OEMs producing truck trailers, industrial lift trucks, merchant products, guardrail posts, manufactured housing, mining, and off-highway construction equipment. While we have a wide variety of customers, the largest are in the truck trailer and industrial lift truck industries.

        Markets.    Steel of West Virginia operations generally sell into smaller niche markets. During both 2009 and 2010, Steel of West Virginia exported 6% of its sales to South America, Europe and Asia.

        Competitors.    Our industrial truck products compete with European operations, such as Mannstaedt (Germany); Corus (Skinnegrove, England); and Hoesch (Germany). Our major truck trailer beam competitor is a division of Gerdau (Manitoba, Canada and Memphis, Tennessee). Our other product offerings compete on a national basis with Nucor (Berkeley, South Carolina and Darlington, South Carolina) and Gerdau (Cartersville, Georgia).

Metals Recycling and Ferrous Resources Operations

METALS RECYCLING

        Our metals recycling operations include both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services in over 70 locations primarily in the Midwest and Southeast portion of the United States. In addition, OmniSource designs, installs and manages customized scrap management programs for industrial manufacturing companies at more than 250 locations throughout North America. Our steel mills utilize a portion of the steel scrap processed through OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers such as other steel manufacturers and foundries. In both 2009 and 2010, OmniSource supplied our steel mills with approximately 47% of the tons of their ferrous raw material requirements, representing approximately 23% and 27% of OmniSource's 2009 and 2010 net sales, respectively.

        Our metals recycling operations processed and/or brokered approximately 3.6 million gross tons and 5.2 million gross tons of ferrous material during 2009 and 2010, respectively. OmniSource also processed and brokered approximately 780 million pounds and 961 million pounds of nonferrous material during 2009 and 2010, respectively. OmniSource's revenues by major scrap category in 2009 were approximately 56% ferrous and 44% nonferrous (including stainless) as compared to 62% ferrous and 38% nonferrous in 2010. During 2009 and 2010, approximately 10% and 11% of OmniSource's revenues were from export sales primarily from nonferrous materials.

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

        Ferrous scrap comes from two primary sources: (i) manufacturers and industrial plants, metal fabrication plants, machine shops and factories which generate steel scrap referred to as prompt or industrial scrap, and (ii) scrap dealers, retail individuals, auto wreckers, demolition firms and others who generate steel and iron scrap referred to as "obsolete" scrap. Market demand and the composition, quality, size, weight and location of the materials are the primary factors that determine prices. We purchase nonferrous scrap from three primary sources: (i) manufacturers and other nonferrous scrap sources which generate or sell scrap aluminum, copper, stainless steel and other nonferrous metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense and recycling companies that generate nonferrous scrap consisting primarily of copper wire, aluminum beverage cans and various other metals and alloys; and (iii) retail individuals who deliver directly to our facilities material which they collect from a variety of sources. We also collect ferrous and nonferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval containers near these sources. The containers are subsequently transported to our processing facilities.

        Our metals recycling facilities consist of offices, warehouse buildings and open-air collection and processing facilities of various sizes and acreages, equipped with specialized equipment for processing both ferrous and nonferrous metal. We receive, sort, process and store the metals. We equip our facilities with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators, which enable us to efficiently process large volumes of scrap metals. To facilitate processing, shipping and receiving, we equip our ferrous metal processing centers with presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. Cranes are utilized to handle scrap metals for processing and to load material for shipment. We continue to make improvements such as our successful installation and commissioning at our Fort Wayne, Indiana shredder of a Gamma Tech analyzer which allows for a more precise measure of copper content in scrap metal. The addition has benefited our flat roll mill in Butler, Indiana by providing a known, low-copper scrap source while providing OmniSource a competitive sale price advantage. Two additional Gamma Tech units will be installed in 2011. Many facilities have rail access as ferrous scrap is primarily shipped by open gondola railcar. Additionally, several of the metals recycling divisions have achieved certifications, including ISO 9001:2008 and ISO 14001:2004 certification.

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

        Customers.    We sell processed ferrous scrap to end-users such as steel producing mini-mills, integrated steelmakers, foundries, secondary smelters and metal brokers, who aggregate materials for other large users. Most of our ferrous-scrap customers purchase processed scrap through negotiated spot sales contracts which establish a quantity purchase for the month. The price we charge for ferrous scrap depends upon market demand and transportation costs, as well as, the quality and grade of the scrap. In many cases, our selling price also includes the cost of transportation to the end-user.

        We sell processed nonferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, wire and cable producers, utilities and telephone networks.

        Markets.    According to the Institute of Scrap Recycling Industries (ISRI), approximately 85 million metric tons and 71 million metric tons of recycled iron and steel (including stainless and alloys) were processed in the United States during 2008 and 2009, respectively. In addition, approximately 18 million metric tons and 8 million metric tons of nonferrous scrap (including aluminum, copper, lead, and zinc) were processed during 2008 and 2009, respectively. Scrap is a global commodity influenced by conditions in a number of industrialized and emerging-markets throughout Asia, Europe and North America. ISRI estimates that approximately 19 million metric tons and 20 million metric tons of ferrous scrap were exported from the United States in 2008 and 2009, respectively. Nonferrous exports from the United States were estimated by ISRI to be 3.2 million metric tons and 2.7 million metric tons in 2008 and 2009, respectively.

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

        We also face potential competition for sales of processed scrap from other producers of steel products, such as integrated steel mills and steel mini-mills, some of which are vertically integrated in the scrap metals recycling business, as a number of steel manufacturers currently operate their own scrap yards. In addition, other steel mills may compete with us in attempting to secure scrap supply through direct purchasing from our scrap suppliers. Scrap metal processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability and relative prices of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices and/or lower demand for our scrap products.

        The industry is highly fragmented with many smaller family-owned companies, although OmniSource also competes with a number of national and global companies, each of which has multiple locations in areas in which OmniSource also operates. These larger entities include The David J. Joseph Company (a subsidiary of Nucor Corporation), Sims Metal Management, Ferrous Processing and Trading Co., Aleris International, CMC, a division of Commercial Metals Company, Newell Recycling, Schnitzer Steel and Darlington Shredding. In addition, OmniSource competes with many regional scrap companies. No single scrap metals recycler has a significant market share in the domestic market.

FERROUS RESOURCES

  Iron Dynamics

        Iron Dynamics developed a process of producing liquid pig iron and hot briquetted iron (HBI) that serves as a substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to produce steel. Direct reduced iron (DRI) is a metallic product made from millscale and iron ore "fines" that has been reduced in a rotary hearth furnace, using natural gas and coal. The reduction method employed by Iron Dynamics uses coal as the reducing agent. The DRI is either compacted by briquetters to form HBI, or is processed further to produce liquid pig iron. HBI can be immediately used in our melting furnaces or stockpiled for later use. Liquid pig iron is tapped from Iron Dynamics' submerged arc furnace and immediately transferred in ladles to the flat roll mill's melt shop, where it is combined with scrap steel in the mill's electric arc furnaces. During 2010, approximately 79% of our production was liquid pig iron.

        During 2010, the plant's primary focus was to maximize liquid pig iron production, due to the inherent economic benefits achieved when the material is used in the steelmaking process, such as reduced energy cost, reduced materials cost and quicker melting cycles. During 2010, Iron Dynamics produced 180,000 metric tons (165,000 metric tons in 2009) of liquid pig iron and 45,000 metric tons (37,000 metric tons in 2009) of HBI. We have used and plan to use all of the facility's output in our steelmaking operations.

  Mesabi Nugget and Mesabi Mining

        Mesabi Nugget, our ironmaking project at Hoyt Lakes, Minnesota is the world's first commercial ironmaking facility to use the ITmk3® process, an iron-nugget production technology pioneered by Kobe Steel, Ltd., which Kobe Steel is licensing to the venture. We hold an equity position of $231.5 million, or an 81% equity interest, while Kobe Steel holds a $54.3 million, or a 19%, noncontrolling equity interest. The project involved the construction of an iron-nugget manufacturing facility which utilizes iron-ore concentrate, coal, and natural gas. The construction of the facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Throughout the year we have been refining the production process and changing equipment configurations, as needed, in order to increase production and plant availability. During 2010, Mesabi Nugget produced 75,000 metric tons of iron-nuggets for use by our own steel mills. During 2011, we anticipate reaching much improved sustainable production levels, moving towards the facility's anticipated annual production capacity of 500,000 metric tons. We believe that this new business will be capable of providing a cost effective source of iron units to our steel mills that is of equal or higher quality than purchased pig iron.

        We also plan to re-open an existing iron mine on the Mesabi Iron Range and to construct a facility for concentrating iron ore. We have purchased land on the Mesabi Iron Range in Minnesota that is expected to provide a long-term supply of iron ore. In the future, we plan to process the iron ore and use it as raw material feedstock for the nugget plant. In total, the capital cost of the mining project is currently estimated to be approximately $169 million. Mesabi Mining is currently in the permitting process. We believe we may receive the necessary permits near the end of 2011, which could then allow us to begin mining operations near the end of 2012.

  Sources, Availability and Cost of Steel Raw Materials.

        Scrap Metals.    Our principal raw material of our steel operations segment is scrap metal derived from, among other sources "home scrap," generated internally at steel mills themselves; industrial scrap, generated as a by-product of manufacturing; and "obsolete" scrap recycled from end-of-life automobiles, appliances, railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines.

        Scrap typically comprises more than 80% of the metallic melt mix in electric arc furnace steelmaking, in contrast to integrated mill steelmaking, where the proportion of scrap has traditionally been approximately 25% to 35%. Depending upon the scrap substitute material that may be available from time to time, and the relative cost of such material, the percentage of scrap used in our steelmaking operations could be reduced in our metallic melt mix.

        Many variables can impact scrap prices, all of which reflect the pushes and pulls of the supply demand equation. These factors include the level of U.S. new steel production (for high-quality, low-residual scrap is a by-product of new steel manufacturing activity), the level of exports of scrap from the United States, the amount of obsolete scrap production and the effect of speculation on the amount of scrap offered on the market from time to time. Generally, as domestic steel demand increases, so does scrap demand and resulting scrap prices. The reverse is also normally, but not always, true with scrap prices following steel prices downward when supply exceeds demand. According to ISRI's 2009 estimate, scrap recyclers in the U.S. recycled approximately 71 million metric tons of ferrous scrap (including stainless and alloys).

        The following table provides pricing per gross ton from American Metal Market and Scrap Price Bulletin estimates for ferrous materials used in steel production:

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

        Iron Units.    In addition to scrap, direct reduced iron, hot briquetted iron, pig iron, and iron-nuggets are used in electric furnace mini-mill steel production. During 2009 and 2010, we consumed 4.1 million tons and 5.2 million tons respectively of metallic materials in our steel making furnaces, of which iron units other than scrap represented approximately 8% of the tons. Of this 8%, our Iron Dynamics and Mesabi Nugget operations together supplied 79% of these iron units in 2010.

Steel Fabrication Operations

        Our steel fabrication operations primarily serve the non-residential construction industry. In October 2010, we purchased joist assets from another manufacturer, including three plants located at Hope, Arkansas; Fallon, Nevada; and Juarez, Mexico. These new facilities when combined with our existing facilities operating in Indiana, Florida and Virginia allow us to service the entire US market by facilitating our fabrication operations' expansion to serve construction markets in the Southwest and the West. Additionally we are now positioned to service national accounts such as large retail chains.

        We fabricate trusses, girders, steel joists and steel decking. These products are sold to the non-residential building components market. Total production of all products was 145,000 tons and 164,000 tons during 2009 and 2010, respectively. Our Flat Roll Division and Roanoke Bar Division supply a substantial portion of the steel utilized in these manufacturing operations.

        Products.    Our fabrication operations produce steel building components, including steel joists, girders, and trusses. Our individual joist products include bowstring, arched, scissor, double-pitched and single-pitched joists. Our Indiana, Florida and Virginia plants also produce a full range of steel roof, form, and composite floor decking.

        Customers.    Our fabrication primary customers are non-residential steel fabricators. Other customers include metal building companies, general construction contractors, developers, brokers and governmental entities. Our customers are located throughout the United States with a concentration in the eastern half of the country. Through our new locations at Hope, Arkansas; Fallon, Nevada; and Juarez, Mexico we expect to facilitate and accelerate our fabrication operations' expansion to serve U.S. construction markets in the Southwest and the West. Additionally, this will allow us to better serve our customers that have a nationwide presence.

        Markets.    Our fabrication operations primarily serve the non-residential construction industry. The continuing downturn in the non-residential construction markets and the resultant demand for joist and deck products continues at a low level. However, we believe the long-term prospects for this business are sound. Because of the current market conditions, we expect the ramping up of the newly acquired locations to proceed slowly as the market strengthens. The steel joist and deck market in the United States was approximately 2.0 million tons in 2008 and decreased to 1.0 million tons in both 2009 and 2010 based on trade association estimates.

        Competitors.    Our main competitors in the joist business are Vulcraft, a division of Nucor Corporation; Canam Group; Quincy Joist Co.; Joist Structural; and Valley Joist. In the steel decking business, New Millennium's main competitors are Vulcraft; Wheeling Corrugating Co.; Quincy Joist Co.; Consolidated Systems, Inc.; and Canam Group.

Energy Resources

        Electricity.    Electricity is a significant input required in the electric arc furnaces in our steelmaking operations, representing 7% and 5% of steel operations costs of goods sold in 2009 and 2010, respectively. We have entered into a fixed price interruptible electricity supply agreement that extends through December 31, 2012, for our Flat Roll Division in Butler, Indiana. The contract allows our supplier to interrupt service in the event of an emergency or in response to various market conditions. Our Structural and Rail Division and Roanoke Bar Division purchase electricity at current market prices, while The Techs and Steel of West Virginia had negotiated fixed prices through 2010. Our Engineered Bar Products Division has a combination of fixed pricing and market pricing for the various components of the electrical services (demand charge, energy charge, riders, etc.).

        Gas.    We purchase a portion of our operations' natural gas requirements at market prices and a portion by entering into hedging transactions on the futures markets for ultimate physical delivery in order to help minimize price volatility. These contracts typically have duration of up to 24 months. Natural gas represented 3% and 2% of steel operations costs of goods sold in 2009 and 2010, respectively.

Patents and Trademarks

        We currently do not own any material patents or patent applications for technologies that are in use in our production processes. We have seven major registered trademarks, as follows:

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

Research and Development

        Our research and development efforts have consisted of efforts to develop or improve our operating practices, and our efforts to develop and improve alternative ironmaking technologies through Iron Dynamics and our investment in Mesabi Nugget. With the exception of Mesabi Nugget, most of these research and development efforts have been conducted in-house by our employees. We have joined with Kobe Steel, LTD in the development and commercialization of ITMK3® iron nugget production process technology being utilized at our Mesabi Nugget project.

Environmental Matters

        Our steel operations, metals recycling and ferrous resources operations, and steel fabrication operations are subject to substantial and evolving local, state and federal environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water and to sewer systems, and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. Our manufacturing operations are dependent upon both state and federal permits regulating discharges into the air or into the water in order to operate our facilities. We believe that in all current respects our steel operations, metals recycling and ferrous resources operations, and steel fabrication operations are in material compliance with all provisions of federal and state laws concerning the environment and we do not currently believe that future compliance with such provisions will have a material adverse effect on our results of operations, cash flows or financial condition.

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

        In addition to RCRA and CERCLA, there are a number of other environmental, health and safety laws and regulations that apply to our facilities and may affect our operations. By way of example and not of limitation, certain portions of the federal Clean Air Act, Clean Water Act, Toxic Substances Control Act, Oil Pollution Act, Safe Drinking Water Act and Emergency Planning and Community Right-to-Know Act, as well as state and local laws and regulations implemented by the regulatory agencies, apply to our facilities' operations. Many of these laws allow both the governments and citizens to bring certain suits against regulated facilities for alleged environmental violations. Finally, any steelmaking and metals recycling company could be subject to certain toxic tort suits brought by citizens or other third parties alleging causes of action such as nuisance, negligence, trespass, infliction of emotional distress, or other claims alleging personal injury or property damage.

Employees

        Our work force consisted of approximately 6,180 full time employees at December 31, 2010, of which approximately 11% were represented by collective bargaining agreements. The largest group of unionized employees is at Steel of West Virginia. The remaining unionized employees are located in 6 different OmniSource metals recycling locations, each of which has its own agreement. We believe that our relationship with our employees is good.

Operation	Covered Employees	Expiration Date
Steel of West Virginia	371	June 20, 2014
OmniSource	37	April 30, 2012
	101	October 20, 2013
	63	May 31, 2011
	72	September 30, 2011
	35	September 15, 2012

Available Information

        Our internet website address is http://www.steeldynamics.com. We make available on our internet website, under "Investor Center," free of charge, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, our Code of Ethics for Principal Executive Officers and Senior Executive Officers and any amendments thereto to or waivers thereof, as well as our Audit, Compensation and Nominating and Corporate Governance Committee charters. We do not intend to incorporate the contents of our or any other website into this report.

ITEM 1A.    RISK FACTORS

        Many factors could have an effect on our financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business and financial conditions. The factors described below represent our principal risks.

Risks Related to our Industry

Our industry is affected by global economic factors including the risk of a recurrent recession.

        Our financial results are substantially dependent not only upon overall economic conditions in the United States, in Europe and in Asia, but also as they may affect one or more of the industries upon which we depend for the sale of our products. A prolonged or a recurrent recession in the United States, or globally, could substantially decrease the demand for our products and adversely affect our business. Moreover many of our products are commodities, subject to their own cyclical fluctuations in supply and demand in both metal consuming and metal generating industries, including the construction industry. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn such as during 2009 and 2010. Likewise, the pace of domestic non-residential construction activity has historically slowed significantly during economic downturns and is at historically low levels today.

        Our business is also dependent upon certain industries, such as commercial and government construction, energy, metals service centers, automotive, petrochemical and original equipment manufacturing, and these are also cyclical in nature. Therefore, these industries may experience their own significant fluctuations in demand for our products based on such things as economic conditions, energy prices, consumer demand and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve were to suffer a recurrent downturn, then our business may be further adversely affected.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and some of the industries we serve.

        The steel manufacturing business is cyclical in nature, and the price of the steel we make may fluctuate significantly due to many factors beyond our control. The timing and magnitude of these price fluctuations are difficult to predict. The sale of our manufactured steel products is directly affected by demand for our products in other cyclical industries, such as the automotive, oil and gas, gas transmission, residential and commercial/industrial construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries. The domestic automotive industry, which is a major consumer of new steel and a major generator of steel scrap, has not yet fully recovered from the recent unprecedented downturn in demand. Economic difficulties, stagnant economies, supply/demand imbalances and currency fluctuations in the United States or globally could further decrease the demand for our products or increase the amount of imports of steel into the United States, which would decrease our sales, margins and profitability.

The scrap metal recycling industry has historically been, and is expected to remain, highly cyclical. A prolonged period of low scrap prices or a fall in scrap metal prices, could result in the weakening of inbound scrap flows and thereby reduced our ability to obtain, process and sell recycled materials and this could have a material adverse effect on our metals recycling operations' results.

        Scrap metal prices are volatile and operating results within the metals recycling industry, in general, have historically been cyclical, and are expected to remain, highly cyclical in nature. Similarly, but not necessarily paralleling the price fluctuations in the steel business, the purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or we resell to others through our metals recycling operations, are also highly volatile. As a metals recycler, we may attempt to respond to changing recycled metal selling prices by adjusting the scrap metal purchase prices we pay to others, but our ability to do this may be limited by competitive or other factors during periods of low scrap prices, when inbound scrap flow may slow considerably, as scrap generators hold onto their scrap in the hope of getting higher prices later; conversely, increased foreign demand for scrap due to economic expansion in countries such as China, India, and Brazil can result in an outflow of available domestic scrap as well as higher scrap prices that cannot always be passed on to domestic scrap consumers further reducing the available domestic scrap flows and scrap margins all of which could adversely affect our sales and profitability.

Imports of steel into the United States have in the past adversely affected, and may yet again adversely affect, U.S. steel prices, which could impact our sales, margins and profitability.

        Excessive imports of steel into the United States as a result of excess world supply, have in past years exerted, and may again in the future exert, downward pressure on U.S. steel prices and may reduce or may negatively affect our ability to increase our sales, margins, and profitability. U.S. steel producers compete with many foreign producers, including those in China. Competition from foreign producers is typically strong and is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries. Greater steel exports to the United States tend to occur at depressed prices when steel producing countries experience periods of economic difficulty, decreased demand for steel products or excess capacity.

        In addition, we believe the downward pressure on, and periodically depressed levels of U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. However, while some tariffs and quotas are periodically put in to effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., many of these are only short-lived. When such tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the United States, despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

China's current steelmaking overcapacity in relation to its steel consumption could have a material adverse effect on domestic and global steel pricing and could result in increased steel imports into the United States.

        A significant factor in the worldwide volatility of steel pricing in recent years was the explosive growth in Chinese steel consumption in relation to its domestic production, which, until the third quarter of 2008, had vastly outpaced that country's capacity to produce steel in sufficient quantity to serve its internal demand. The shortage of Chinese domestic steel supply, during this time period, resulted not only in heightened Chinese demand for imported steel and other raw materials, with a consequent upward spiral in worldwide steel pricing for finished steel products, but also led to a rapid and significant expansion of steel production capacity in China, as well as many of the commodities, supplies and services utilized in steelmaking. However, the subsequent drop in Chinese steel consumption that began in 2008 and continued through 2010, in addition to the continued utilization of a large amount of outdated, inefficient and government subsidized production capacity, has resulted in a situation in which China's steel producing capacity currently exceeds that country's demand for many kinds of steel products that we produce, making China a net exporter of millions of tons of steel in 2008, 2009, and 2010. Therefore, a combination of a slowdown in China's economic growth rate and steel consumption, coupled with its own expansion of steelmaking capacity, could result in a substantial further weakening of both domestic and global steel demand and steel pricing. Also, should Chinese steelmaking capacity remain the same or further increase, or should its demand either not increase or further weaken, China might not only remain a net exporter of steel but many Asian and European steel producers whose steel output previously fed China's steel import needs could find their way into the U.S. market, through increased steel imports, causing a further erosion of margins or negatively impacting our ability to increase our prices.

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

        A decline in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit, as well as volatility in the capital and credit markets, could adversely affect the business and economic environment in which we operate and the profitability of our business. We are also exposed to risks associated with the creditworthiness of our suppliers and customers. The availability of credit to fund or support the continuation and expansion of our customers' business operation is curtailed or if the cost of that credit is increased the resulting inability of our customers or of their customers to access either credit or absorb the increased cost of that credit could adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. These conditions and a renewed disruption of the credit markets could also result in financial instability of some of our suppliers and customers. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events may adversely affect our cash flow, profitability and financial condition.

Volatility and major fluctuations in scrap metal and pig iron prices and our potential inability to pass such higher costs on to our customers may constrain operating levels and reduce profit margins.

        Steel producers require large amounts of raw materials, including scrap metal and scrap substitute products such as pig iron, pelletized iron and other supplies such as graphite electrodes and ferroalloys. Our vertical integration into the metals recycling business through our OmniSource subsidiary and into the ironmaking business, through our Iron Dynamics facility and the start-up of our Mesabi Nugget operations should enable us to be our own supplier for some of our metallics requirements. However, we may still need to rely on other metallics and raw material suppliers, as well as upon general industry supply conditions.

        Purchase prices for auto bodies, scrap metal and scrap substitute products such as pig iron that we consume, and selling prices for scrap and recycled metals that we sell to third parties are volatile and beyond our control. While OmniSource attempts to respond to changing recycled metal selling prices through adjustments to its metal purchase prices, its ability to do so is limited by competitive and other market factors. Changing prices could potentially impact the volume of scrap metal available to us and the volume and realized margins of processed metals we sell.

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

        Steel producers like us consume large amounts of energy, inasmuch as mini-mills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. We rely on third parties for the supply of energy resources we consume in our steelmaking activities. The prices for and availability of electricity, natural gas, oil and other energy resources are all also subject to volatile market conditions, often affected by weather conditions as well as political and economic factors beyond our control. As large consumers of electricity and gas, we must have dependable delivery in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters or by political considerations would substantially disrupt our production. Moreover, much of our finished steel products is typically delivered by truck. Unforeseen fluctuations in the price of fuel attributable to fluctuations in crude oil prices would also have a negative impact on our costs or on the costs of many of our customers. In addition, changes in certain environmental regulations in the U.S., including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions legislation, could substantially increase the cost of manufacturing and raw materials, such as energy, to us and other U.S. steel producers.

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

  •
  the need for and the ability to timely obtain air, water or other operating permits;

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

        CERCLA, including the Superfund Recycling Equity Act of 1999, limits the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to the conducting of reasonable care evaluations of current and potential consuming facilities.

Increased regulation associated with climate change and greenhouse gas emissions could impose significant additional costs on both our steelmaking and metals recycling operations.

        The United States government or various governmental agencies may introduce regulatory changes in response to the potential impacts of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and greenhouse gas, or GHG emissions could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of "allowances," "offsets" or "credits" that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, we are likely to see an increase in costs relating to our assets that emit significant amounts of greenhouse gases as a result of these regulatory initiatives. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, operating performance and ability to compete.

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

        The global markets in which steel companies and metals recyclers conduct business are highly competitive and have become even more so, due in part, to consolidations in recent years in the steel and the metal recycling industries, and the recent global economic downturn. Increased competition could cause us to lose market share, increase expenditures or reduce pricing, any one of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

        While we and certain of our current and former joint venture partners built and operated a successful small scale pilot plant on the Mesabi Iron Range in Minnesota for the production of a cost effective iron nugget using Kobe Steel's proprietary ITmK3® ironmaking process, there are technology, operational, market and start-up risks associated with the start-up of our world's first full scale commercial nugget plant utilizing this technology. Although, we believe this full scale plant should be capable of consistently producing high-quality iron nuggets for use as a scrap substitute feed stock in our steelmaking operations, and in sufficient quantities and at a cost that will compare favorably with the cost of steel scrap and other more conventional scrap substitute products, including pig iron, there can be no assurance that these expectations will be achieved. We have encountered and may from time to time encounter cost overruns, systems or process difficulties, or quality control problems or output restrictions. As a result our capital costs could increase, the expected cost benefits from the development of this iron nugget product could be diminished or lost, and we could lose all or a substantial portion of our investment in the project. We could also encounter commodity market risk if, during a sustained period, the cost to manufacture the nuggets is greater than projected or if the relative market price of scrap and other scrap substitutes, for which this iron nugget product is intended as a lower cost substitute, is lower than projected, which could render our nuggets non-economical. Moreover, we are undertaking certain ancillary ventures related to the ironmaking process, such as our nearby Mesabi Mining facility for which we are currently seeking operating permits to permit us to mine taconite ore for use in the production of nuggets. Mining is a business in which we have no previous experience and which is also subject to possible permitting and environmental risks and uncertainties.

We are subject to litigation which could adversely affect our profitability.

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

        On September 17, 2008, we and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act. The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products. Seven additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005 and the present. The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period. In addition, on December 28, 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. The case has been removed to federal court. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting discovery. Although we believe that the lawsuits are without merit and we are aggressively defending these actions, we cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

        On October 25, 2010, our wholly-owned subsidiary, OmniSource Corporation, was indicted by a Grand Jury in Marion County, Indiana, on multiple criminal charges involving the alleged receipt or attempted receipt of stolen property. We believe that these charges, involving certain small dollar amount individual retail scrap metal purchase transactions, are baseless, and we are vigorously defending against these charges. On December 30, 2010, we filed a Motion to Dismiss this indictment, on multiple grounds, and on February 4, 2011, this Motion was argued and is currently under advisement.

        In a related matter, on October 18, 2010, our Indianapolis subsidiary filed a civil lawsuit against the Prosecutor in Marion Superior Court, seeking return of cash seized by the police during that February 2009 raid. In that lawsuit, we claim that the police raid and subsequent proceedings constituted part of a meritless plan by the Marion County Prosecutor to extract money from OmniSource, under a threat of potential civil forfeiture of millions of dollars' worth of OmniSource's property. Consistent with that characterization, the Prosecutor on December 30, 2010, filed a counterclaim to the OmniSource complaint, seeking the civil forfeiture of all of OmniSource's Indianapolis scrap facilities and certain other properties and facilities, as well as the appointment of a receiver and other remedies. On January 6, 2011, we filed a Motion to Strike this counterclaim, which was granted on January 31, 2011. The Prosecutor has filed a Motion to be permitted to refile this Counterclaim, and that Motion will be heard on March 3, 2011. We believe that this counterclaim is without any factual or legal merit, and, if permitted to be refiled, we will aggressively defend this action as well.

        Due to the uncertain nature of litigation, we cannot predict the outcome of any of the foregoing lawsuits or proceedings. An adverse result, however, could have a material adverse affect on our financial condition and profitability. Although we are unable at this time to make any dollar estimate of exposure to loss, if any, in connection with the foregoing matters, and although we may make accruals, if and as warranted, any amounts that we may accrue from time to time could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors.

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

        We must receive licenses, permits and approvals from state and local governments to conduct certain of our operations such as our Mesabi Nugget and Mesabi Mining operations, or to develop or acquire new facilities. Governmental agencies often resist the establishment of certain types of facilities in their communities, including scrap metal collection and processing facilities and there may be environmental objections or concerns raised by governmental agencies or private citizens. There can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold, and failure to do so could have a material adverse effect on our results of operations and financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table describes our more significant properties as of December 31, 2010. These properties are owned or leased by us and are not subject to any significant encumbrances. We believe these properties are suitable and adequate for our current operations and are appropriately utilized.

Operations	Location	Property Type	Site Acreage Owned	Site Acreage Leased
Steel Operations
Flat Roll Division:
Butler Operations	Butler, IN	Steel Manufacturing and Coating Facility	1,087	—
Jeffersonville Operations	Jeffersonville, IN	Steel Coating Facility	—	25
Structural and Rail Division	Columbia City, IN	Steel Manufacturing Facility	699	—
Engineered Bar Division	Pittsboro, IN	Steel Manufacturing and Finishing Facility	285	—
Roanoke Bar Division	Roanoke, VA	Steel Manufacturing Facility	290	—
Steel of West Virginia	Huntington, WV	Steel Manufacturing and Finishing Facility	49	—
The Techs	Pittsburgh, PA	Steel Coating Facilities	16	2
Metals Recycling and Ferrous Resources
OmniSource:
Georgia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	103	1
Indiana	Multiple Cities	Ferrous and Nonferrous Scrap Processing	578	30
Michigan	Multiple Cities	Ferrous and Nonferrous Scrap Processing	301	11
North Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	506	1
Ohio	Multiple Cities	Ferrous and Nonferrous Scrap Processing	239	22
South Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	223	100
Tennessee	Multiple Cities	Ferrous and Nonferrous Scrap Processing	44	7
Virginia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	188	—
Iron Dynamics	Butler, IN	Liquid Ironmaking Facility	25	—
Mesabi Nugget	Hoyt Lakes, MN	Ironmaking Facility	*	*
Mesabi Mining	Hoyt Lakes, MN	Iron Ore Mining (under development)	*	*
Steel Fabrication Operations
New Millennium Building Systems:
Joist and Deck Operations	Butler, IN	Steel Fabrication Facility	95	—
Joist and Deck Operations	Lake City, FL	Steel Fabrication Facility	75	—
Joist and Deck Operations	Salem, VA	Steel Fabrication Facility	62	—
Joist and Deck Operations	Hope, AR	Steel Fabrication Facility	72	—
Joist Operations	Fallon, NV	Steel Fabrication Facility	43	—
Joist Operations	Juarez, MX	Steel Fabrication Facility	15	—
Joist Operations	Florence, SC	Steel Fabrication Facility (idle)	66	—
Joist Operations	Continental, OH	Steel Fabrication Facility (idle)	54	—
Corporate Headquarters	Fort Wayne, IN	Office Building (116,000 square feet)	20	—

*
The Mesabi Nugget and Mesabi Mining properties are located at the site of an open pit taconite mine on the Mesabi Iron Range near Hoyt Lakes, Minnesota. The site encompasses land owned outright by us (including mineral and surface rights) and land for which we acquired a leasehold interest (including mineral and surface rights). The properties were purchased from Cleveland Cliffs, Inc. and the mines were formerly operated by

  LTV Corporation. Mesabi Mining is currently working to obtain the necessary permits to commence mining operations. The concentrate eventually provided by the mines is intended as a raw material input for the iron nugget production.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

        On September 17, 2008, we and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act. The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products. Seven additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005 and the present. The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period. In addition, on December 28, 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. The case has been removed to federal court. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting discovery. Although we believe that the lawsuits are without merit and we are aggressively defending these actions, we cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

        On October 25, 2010, our wholly-owned subsidiary, OmniSource Corporation, was indicted by a Grand Jury in Marion County, Indiana, on multiple criminal charges involving the alleged receipt or attempted receipt of stolen property. We believe that these charges, involving certain small dollar amount individual retail scrap metal purchase transactions, are baseless, and we are vigorously defending against these charges. On December 30, 2010, we filed a Motion to Dismiss this indictment, on multiple grounds, and on February 4, 2011, this Motion was argued and is currently under advisement.

        In a related matter, on October 18, 2010, our Indianapolis subsidiary filed a civil lawsuit against the Prosecutor in Marion Superior Court, seeking return of cash seized by the police during that February 2009 raid. In that lawsuit, we claim that the police raid and subsequent proceedings constituted part of a meritless plan by the Marion County Prosecutor to extract money from OmniSource, under a threat of potential civil forfeiture of millions of dollars' worth of OmniSource's property. Consistent with that characterization, the Prosecutor on December 30, 2010, filed a counterclaim to the OmniSource complaint, seeking the civil forfeiture of all of OmniSource's Indianapolis scrap facilities and certain other properties and facilities, as well as the appointment of a receiver and other remedies. On January 6, 2011, we filed a Motion to Strike this counterclaim, which was granted on January 31, 2011. The Prosecutor has filed a Motion to be permitted to refile this Counterclaim, and that Motion will be heard on March 3, 2011. We believe that this counterclaim is without any factual or legal merit, and, if permitted to be refiled, we will aggressively defend this action as well.

        Due to the uncertain nature of litigation, we cannot predict the outcome of any of the foregoing lawsuits or proceedings. An adverse result, however, could have a material adverse effect on our financial condition and profitability. Although we are unable at this time to make any dollar estimate of exposure to loss, if any, in connection with the foregoing matters, and although we may make accruals, if and as warranted, any amounts that we may accrue from time to time could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors.

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

	Common Stock Market Price
			Dividends Declared
	High	Low
2009
First Quarter	$14.39	$5.95	$.100
Second Quarter	16.68	8.18	.075
Third Quarter	18.56	12.43	.075
Fourth Quarter	18.63	13.07	.075
2010
First Quarter	$20.47	$14.31	$.075
Second Quarter	18.94	13.12	.075
Third Quarter	15.59	12.89	.075
Fourth Quarter	18.64	13.97	.075

        As of February 15, 2011 we had 217,929,783 shares of common stock outstanding and held beneficially by approximately 1,680 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 27,700) is not representative of the number of beneficial holders.

        We declared our first quarterly cash dividend during July 2004 and continued quarterly dividends throughout 2010. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Total Return Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Steel Dynamics, Inc., the NASDAQ Composite Index
and the S&P Steel Index

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected consolidated financial and operating data of Steel Dynamics Inc. The selected consolidated financial and operating data as of and for each of the years in the five-year period ended December 31, 2010 were derived from our audited consolidated financial statements. You should read the following data in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

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

  •
  On July 2, 2007, we completed the acquisition of The Techs, three flat rolled steel galvanizing facilities. The Techs operations are reflected in our steel operating segment.

  •
  For purposes of calculating our "ratio of earnings to fixed charges", earnings consist of earnings from continuing operations before income taxes, extraordinary items and before adjustments for noncontrolling interests, adjusted for the portion of fixed charges deducted from these earnings, plus amortization of capitalized interest. Fixed charges consist of interest on all indebtedness, including capitalized interest, and amortization of debt issuance costs.

  •
  For purposes of calculating our "operational working capital" we consider cash invested in trade receivables, inventories and income taxes receivable, less current liabilities other than debt as reported on our consolidated balance sheets.

  •
  Due to the immaterial impact of recasting our 2006 financial statements pursuant to the January 1, 2009 adoption of ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements, we have not restated our 2006 operating income and net income (loss) before noncontrolling interests, or equity at December 31, 2006. There is no impact to our consolidated net income attributable to Steel Dynamics, Inc.

	Years Ended December 31,
	2010		2009	2008	2007	2006
	(dollars in thousands, except per share data)
Operating data:
Net sales		$6,300,887	$3,958,806	$8,080,521	$4,384,844	$3,238,787
Gross profit		675,666	399,076	1,231,259	915,694	829,992
Operating income		364,753	119,531	846,368	690,745	659,114
Net income (loss)		129,599	(11,019)	454,514	394,157	396,707
Net income (loss) attributable to Steel Dynamics, Inc.		140,709	(8,184)	463,386	394,566
Basic earnings (loss) per share	$	..65	$(.04)	$2.45	$2.12	$2.11

Weighted average common shares outstanding		216,760	200,704	189,140	186,321	187,863

Diluted earnings (loss) per share		$.64	$(.04)	$2.38	$2.01	$1.89

Weighted average common shares and share equivalents outstanding		234,717	200,704	194,586	196,805	211,548

Dividends declared per share		$.300	$.325	$.400	$.300	$.250

Other financial data:
Capital expenditures		$133,394	$330,052	$412,497	$395,198	$128,618
Ratio of earnings to fixed charges		2.20x	.78x	5.44x	9.37x	17.20x
Other data:
Shipments
Steel operations (tons)		5,295,852	4,045,787	5,608,898	5,550,207	4,757,610
Metals recycling and ferrous resources
Ferrous metals (gross tons)		5,179,812	3,631,102	4,958,518	973,891	80,490
Nonferrous metals (thousands of pounds)		961,288	780,084	911,832	137,417	—
Mesabi Nugget (metric tons)		67,485	—	—	—	—
Iron Dynamics (metric tons)		225,545	201,897	232,593	223,805	217,211
Steel fabrication operations (tons)		164,431	145,259	286,612	276,836	236,012
Steel operations production (tons)		5,413,093	4,187,526	5,584,019	5,471,314	4,696,455
Shares outstanding (in thousands)		217,575	216,000	181,820	190,324	193,967
Number of employees		6,180	5,990	6,652	5,940	3,490
Balance sheet data:
Cash and equivalents		$186,513	$9,008	$16,233	$28,486	$29,373
Operational working capital		1,221,170	989,068	1,072,730	1,024,997	669,052
Net property, plant and equipment		2,213,333	2,254,050	2,072,857	1,652,097	1,136,703
Total assets		5,589,934	5,129,872	5,253,577	4,519,453	2,247,017
Long-term debt (including current maturities)		2,386,821	2,222,754	2,650,384	2,029,845	438,878
Equity		2,076,835	2,003,265	1,632,313	1,540,234	1,231,108

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

        This report contains some predictive statements about future events, including statements related to conditions in domestic and global economies, conditions in the steel and recycled metals marketplaces, our revenue, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as "forward-looking," subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Such predictive statements are not guarantees of future performance, and actual results could differ materially from our current expectations. Factors that could cause such predictive statements to turn out other than as anticipated or predicted include, among others: the effects of the timing , extent and nature of general economic recovery; specific sector (i.e., automotive, consumer appliance or construction) economic conditions affecting steel or recycled metals consumption; the impact of price competition, whether domestic or the result of foreign imports; difficulties in integrating acquired businesses; risks and uncertainties involving new products or new technologies; changes in the availability or cost of steel scrap or substitute materials; increases in energy costs; occurrence of unanticipated equipment failures and plant outages; labor unrest; and the effect of the elements on production or consumption.

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

Operating Statement Classifications

        Net Sales.    Net sales from our operations are a factor of volumes shipped, product mix and related pricing. We charge premium prices for certain grades of steel, product dimensions, value-added processing or coating of steel, and with regard to recycled metals, for certain grades of scrap and larger quantities. Except for our steel fabrication operations segment, we recognize revenue from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product is transferred to the customer. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. Revenues from steel fabrication operations are recognized from construction contracts utilizing a percentage-of-completion method, which is based on the percentage of steel consumed to date as compared to the estimated total steel required for each contract.

        Costs of Goods Sold.    Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs for our steel operations are steel scrap and scrap substitutes (which represent the most significant single component of our consolidated costs of goods sold), alloys, zinc, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and freight. The principal elements of these costs for our metals recycling and ferrous resources operations are the costs of procuring the unprocessed scrap materials, material transportation costs, and processing expenses, such as direct and indirect labor, depreciation and utilities. The principal elements of these costs for our steel fabrication operations include purchased steel and direct and indirect labor and related benefits.

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

Overview

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking capability of 6.4 million tons and actual metals recycling shipping volumes during 2010 and 2009 of 5.2 million gross tons and 3.6 million gross tons of ferrous materials, respectively, and 961 million pounds and 780 million pounds of nonferrous metals, respectively. Our steel production during 2010 and 2009, excluding The Techs, was 4.7 million tons and 3.5 million tons, respectively. During 2010, we reported net sales of $6.3 billion and an operating margin of 6%, as compared to net sales of $4.0 billion and an operating margin of 3% during 2009, and net sales of $8.1 billion and an operating margin of 10% during 2008.

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

        We achieved record revenues and operating income during 2008, with very strong demand and pricing in each of our operating segments, resulting in strong margins and record operating results. However, beginning in the fourth quarter of 2008 and persisting throughout 2009, there were significant declines associated with the global economic slowdown impacting, among other things, non-residential construction, residential construction and automobile manufacturing activity, which drove down both our volumes and sales prices, thereby decreasing our total revenues while increasing our per unit cost to convert our raw materials to finished goods. Due to lower of cost or market inventory adjustments required in the first quarter of 2009, we experienced our lowest gross margin percentage results during that quarter with gross margins subsequently trending upward through the remainder of 2009 as the economic environment slowly improved and we continued to focus on cost reductions.

        During 2010, we continued to experience improved net sales compared to 2009, driven by the general improvement of the domestic economy, resulting in increasing customer demand and pricing for our products. Steel operations experienced overall improved customer order volume and pricing, although there was some market volatility during the year. The most impactful demand improvement in 2010 versus 2009 was in our sheet and special bar-quality steel products as the automotive, transportation, industrial, and agricultural and construction equipment markets showed signs of recovery. Late in the fourth quarter, we experienced increased order entry and pricing in our steel operations, particularly in sheet products. Operating income in our steel operations for 2010 was up $243.6 million, or 124%, compared with that of 2009 due to the improved volumes and pricing.

        Our metals recycling operations experienced improved shipping volumes and pricing of both ferrous and nonferrous metals in 2010, as demand improved due in large part to domestic and international steel production utilization rates increasing as compared to 2009. As a result of much stronger metals recycling operations, as well as those of Iron Dynamics, operating income in our metals recycling and ferrous resources operations increased $24.4 million, to $19.7 million, compared with 2009. The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Throughout 2010 we have been refining the production process and changing equipment configurations as needed in order to increase production and plant availability. During 2010, Mesabi Nugget produced 75,000 metric tons of iron-nuggets for use by our own steel mills. During 2011, we anticipate reaching much improved sustainable production levels, moving towards the facility's anticipated annual production capacity of 500,000 metric tons. The Mesabi Nugget start-up operating losses (excluding noncontrolling interests) reduced consolidated pretax earnings by $42 million in 2010 versus $8 million in 2009, when the location was being constructed.

2011 Outlook

        Looking ahead to 2011, we are optimistic regarding slow but steady growth in the U.S. economy, which could result in increased volumes compared to 2010 for both our steel and metals recycling operations. We expect steel consumption to grow in 2011 in the automotive, transportation, energy, industrial, and agricultural and construction equipment sectors. We believe residential and non-residential construction activity has likely reached its bottom. The fruition of these combined factors should result in an improved operating environment for all our segments in the coming year.

        Our focus will continue to be on disciplined cost control, revenue optimization, and product growth opportunities, while continuing to manage risk in an uncertain economic environment. We currently plan to spend less than $200 million in capital investments during 2011. We believe our current operations and sources of cash are adequate to meet the cash requirements associated with these possible investments.

Segment Operating Results 2010 vs. 2009 (dollars in thousands)

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
Net sales
Steel	$3,999,639	53%	$2,606,969	(52)%	$5,399,719
Metals recycling and ferrous resources	3,179,032	89%	1,682,133	(54)%	3,692,421
Steel fabrication	177,378	12%	158,008	(58)%	375,532
Other	88,355	55%	56,846	(60)%	141,096

	7,444,404		4,503,956		9,608,768
Intra-company	(1,143,517)		(545,150)		(1,528,247)

Consolidated	$6,300,887	59%	$3,958,806	(51)%	$8,080,521

Operating income (loss)
Steel	$439,795	124%	$196,225	(77)%	$843,030
Metals recycling and ferrous resources	19,686	518%	(4,709)	(104)%	104,847
Steel fabrication	(25,056)	(294)%	(6,356)	(136)%	17,875
Other (1)	(66,189)		(45,356)		(140,291)

	368,236		139,804		825,461
Intra-company	(3,483)		(20,273)		20,907

Consolidated	$364,753	205%	$119,531	(86)%	$846,368

(1)
Other consists of the results of subsidiary operations that are below the quantitative thresholds required for reportable segments as well as unallocated corporate accounts, including profit sharing.

Steel Operations

        Steel Operations.    Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Our steel operations accounted for 61% of our consolidated net sales and $439.8 million of consolidated operating income in 2010, compared to 63% and $196.2 million, respectively, in 2009, and 63% and $843.0 million, respectively, in 2008. Steel operations shipping volumes for the respective periods were as follows:

	Years Ended December 31,
	2010	% of external	2009	% of external	2008	% of external
Shipments (tons)
Flat Roll Division	2,642,681		2,060,874		2,328,805
The Techs	715,512		644,612		823,661

Sheet products	3,358,193	68%	2,705,486	71%	3,152,466	61%
Structural and Rail Division	630,224		477,116		1,095,095
Engineered Bar Products Division	568,360		303,616		566,190
Roanoke Bar Division	504,613		356,829		530,452
Steel of West Virginia	234,462		202,740		264,695

Long products	1,937,659	39%	1,340,301	35%	2,456,432	48%

Total shipments	5,295,852	107%	4,045,787	106%	5,608,898	109%
Intra-segment	(69,705)		(55,013)		(82,609)

Segment shipments	5,226,147		3,990,774		5,526,289
Intra-company	(276,014)		(196,652)		(365,120)

External shipments	4,950,133		3,794,122		5,161,169

          Sheet Products.    Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. During 2010, our sheet operations represented 63% of our steel segment's operating income, as compared to 57% during 2009, and 45% during 2008. The increasing prominence of sheet steels as a percentage of our steel operations income is a reflection of the more prolonged depression of the long products market, particularly within structural steel, due to the continued weakness in non-residential construction activity.

          Long Products.    Our Structural and Rail Division sells structural steel beams and pilings and a variety of standard and premium-grade rail for the railroad industry. Our Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. Our Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections.

        Net sales from our steel operations increased $1.4 billion, or 53%, during 2010 as compared to 2009, but were still 26% below the record sales achieved during 2008. Net sales during 2010 were increased by both improved volumes and pricing. Steel segment shipments increased 1.2 million tons, or 31%, and average selling prices per ton shipped increased $112 during 2010, as compared to 2009, but also were still below record shipments of 5.5 million tons and average selling prices per ton shipped of $977 achieved during 2008.

        As compared to the recessionary period of 2009, an improved 2010 U.S. economic climate provided stronger demand for our steel products, specifically within the automotive, transportation, industrial, and agricultural and construction equipment markets, which resulted in increased volumes and product pricing. As an example, automobile units produced in 2010 in the U.S. increased 25% as compared to 2009, as noted in Automotive News. As steel service center and other customer inventories remained relatively low during the year in comparison to historic levels, any increase in end-user order activity directly impacted our own orders.

        We saw stronger increases in demand related to our sheet products versus our long products in general during 2010; however, within our long product operations, special bar quality steel demand was especially strong and continues to remain so as agricultural and construction equipment markets continue to improve. Sheet product shipments increased 24%, as average selling prices per ton shipped increased $126, while long product shipments increased 45%, as average selling prices per ton shipped increased $80.

        Metallic raw materials used in our electric arc furnaces represent our most significant manufacturing cost. Our metallic raw material cost per ton consumed in our steel operations increased $107 during 2010, as compared to 2009, and decreased $83 as compared to the peak-pricing that occurred during 2008. During 2010, 2009, and 2008, our metallic raw material costs represented 62%, 52%, and 63%, respectively, of our steel operation's total manufacturing costs, excluding the operations of The Techs, which purchases rather than produces the steel it further processes. The lower relationship of scrap costs to total costs in 2009 is due to a decrease of 45% in the cost per ton of metallic raw materials consumed in 2009 versus 2008, while conversion and other costs held relatively steady.

        Gross margins increased $33 per ton during 2010, as compared to 2009, largely due to lower conversion and other costs per ton, as increases in metallic raw materials were offset by improved product prices. This increased gross margin per ton and the increase in volumes in 2010 versus 2009 resulted in improved steel segment operating income of $439.8 million, a 124% increase as compared to 2009; but a decrease of 48% from 2008, when product pricing increases outpaced the increases in metallic raw materials costs.

Steel Operations Average Selling Prices and Volumes

Metals Recycling and Ferrous Resources Operations

        Metals Recycling and Ferrous Resources Operations.    This operating segment includes our metals recycling operations, liquid pig iron manufacturing facility, Iron Dynamics (IDI), and iron nugget manufacturing facility, Mesabi Nugget. Metals recycling and ferrous resources shipping volumes during the respective periods were as follows:

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
Ferrous metal shipments (gross tons)
Combined	5,179,812	43%	3,631,102	(27)%	4,958,518
Intra-company	(2,161,145)		(1,434,602)		(2,027,479)

External	3,018,667	37%	2,196,500	(25)%	2,931,039

Nonferrous shipments (thousands of pounds)
Combined	961,288	23%	780,084	(14)%	911,832
Intra-company	(8,886)		—		—

External	952,402	22%	780,084	(14)%	911,832

Mesabi Nugget intra-company shipments (metric tons)	67,485		—		—
Iron Dynamics shipments (metric tons)
Liquid pig iron	177,548		163,862		148,062
Hot briquetted iron	45,365		36,689		68,410
Other	2,632		1,346		16,121

Intra-company	225,545	12%	201,897	(13)%	232,593

        Our metals recycling and ferrous resources operations accounted for 35% of our consolidated net sales in 2010, and 31% in both 2009 and 2008. Net sales increased by $1.5 billion, or 89%, compared to 2009, which was $2.0 billion, or 54%, below 2008 sales levels. This segment accounted for $19.7 million, ($4.7) million, and $104.8 million of our consolidated operating income (loss), during 2010, 2009, and 2008, respectively. During 2010, operating income during 2010 for the segment increased $24.4 million compared to 2009, due to increased margins and volumes in our metals recycling operations and IDI, which more than offset increased year-over-year operating losses of $44.0 million (including noncontrolling interest) associated with our start-up efforts at Mesabi Nugget during 2010.

          Metals Recycling.    Our metals recycling operations, OmniSource, represent our metals sourcing and processing operations and are the most significant source of income in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 96% of this segment's net sales in both 2010 and 2009, and 97% in 2008; and $65.7 million, $16.9 million, and $85.1 million of operating income during 2010, 2009, and 2008, respectively, with the increase in profitability in 2010 coming from both increased volume and pricing for both ferrous and nonferrous products.

          During 2010, our metals recycling operations recorded shipments of 5.2 million gross tons of ferrous metals and 961 million pounds of nonferrous materials, compared with 3.6 million gross tons and 780 million pounds during 2009, and 5.0 million gross tons and 912 million pounds during 2008. During 2010 and 2009, our metals recycling operations provided approximately 47% of the steel scrap purchased by our steel mills, compared to 41% in 2008. Sales of recycled metals to our own mills represented 27%, 23%, and 31% of OmniSource's net sales for 2010, 2009, and 2008, respectively. The increased volume and pricing of our ferrous materials is directly impacted by the increase in both domestic steel mill utilization and global steel mill production, since the steel industry is our primary customer. Domestic steel mill utilization increased from 51% for full year 2009 to 70% for full year 2010 (per American Iron and Steel Institute), and global steel mill production increased 15% for full year 2010 over full year 2009 (per World Steel Association.)

          Ferrous Resources.    Our ferrous resource operations consist of the revenues and expenses associated with our liquid pig iron facility, IDI; our iron-nugget manufacturing facility, Mesabi Nugget; and our potential future mining operations, Mesabi Mining. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Throughout 2010 we have been refining the production process and changing equipment configurations, as needed, in order to increase production and plant availability. During 2010, Mesabi Nugget produced 75,000 metric tons of iron-nuggets for use by our own steel mills. During 2011, we anticipate reaching much improved sustainable production levels, moving towards the facility's anticipated annual production capacity of 500,000 metric tons.

Steel Fabrication Operations

        Our steel fabrication operations include six operating and two idled New Millennium Building Systems' plants located in the Midwest, Southeastern and Southwestern parts of the United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 3%, 4%, and 5% of our consolidated net sales, with operating losses of $25.1 million and $6.4 million during 2010 and 2009, respectively, and operating income of $17.9 million during 2008. Net sales for the segment increased $19.4 million, or 12%, in 2010, compared to 2009 as volumes increased in 2010 by 13% compared to 2009, but are still well below 2008 volumes. Average pricing decreased just slightly overall in 2010 compared with 2009, and decreased by $232 compared to 2008. The operating loss in 2010 includes a non-cash impairment charge of $12.8 million related to our idled South Carolina facility. After the purchase of additional fabrication assets in the fourth quarter of 2010 and determining the future use of existing fabrication facilities, we determined that the carrying value of certain fixed assets at our idled South Carolina fabrication facility exceeded their fair value as determined utilizing market and cost approaches.

        The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During 2010, 2009, and 2008, the cost of steel products purchased represented 70%, 70%, and 79%, respectively, of the total cost of manufacturing for our steel fabrication operations. The cost of steel increased in 2010 as compared to 2009 by $18 per ton. This increase, coupled with a 1% decrease in average selling values, resulted in decreased gross margins during 2010 compared to 2009.

        In spite of the recovering economy in 2010, non-residential construction remained very weak and did not meaningfully improve from 2009; however, we believe the industry segment has hit its bottom. We are seeing some encouraging signs emerging for our steel fabrication segment as we have continued to experience slightly positive trends in order entry activity and product pricing, and we anticipate the non-residential construction recovery to develop at a slow pace during 2011. The October purchase of joist assets from another manufacturer in Arkansas, Nevada, and northern Mexico for $17.6 million gives us a broader geographic presence in the joist market moving forward, providing us the opportunity to better serve our customers that have a nationwide footprint and gain further market share.

Steel Fabrication Operations Average Selling Prices and Volumes

Consolidated Results 2010 vs. 2009

        Selling, General and Administrative Expenses (SG&A).    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $298.1 million during 2010, as compared to $279.5 million during 2009, an increase of $18.6 million, or 7%. Our SG&A expenses represented 5% of our total net sales during 2010, compared to 7% during 2009, the decrease directly related to the decrease in the ratio of our fixed to variable SG&A costs as net sales increased.

        We recorded expense of $21.1 million, or 9% of consolidated pretax earnings (without noncontrolling interests) during 2010, and $2.2 million during 2009, related to our Steel Dynamics performance-based profit sharing plan allocation. The plan's contribution percentage consists of 2% of consolidated pretax earnings plus a unique percentage of each of our profitable operating segments' pretax earnings. During 2010 and 2009, we recorded additional profit sharing expense of $4.4 million and $732,000, respectively, related to certain subsidiaries whose employees did not participate in the aforementioned plan.

        Amortization of intangible assets decreased $8.0 million, or 15%, during 2010 compared to 2009. Amortization expense in 2009 included $6.2 million of additional amortization due to the finalization of finite-lived intangible asset valuations related to the acquisition of Recycle South.

        Impairment Charges.    After the purchase of additional fabrication assets in the fourth quarter of 2010 and determining the future use of existing fabrication facilities, we determined that the carrying value of certain fixed assets at our idled South Carolina fabrication facility exceeded their fair value as determined utilizing market and cost approaches. The resulting impairment charge of $12.8 million was recorded with the steel fabrication reporting segment.

        Interest Expense, net of Capitalized Interest.    During 2010, gross interest expense increased $14.9 million to $177.2 million and capitalized interest decreased $13.9 million to $7.0 million, when compared to 2009. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. The decrease in capitalized interest was due to the completion of construction at our Mesabi Nugget facility during the fourth quarter of 2009. We currently anticipate gross interest expense in 2011 to be relatively flat in comparison to 2010.

        Other Income, net Other Expense.    Other income, net other expense was $18.9 million during 2010, as compared to $3.6 million during 2009. We earned interest income of $4.1 million during 2010 versus $1.4 million in 2009. During 2009, the company terminated an interest rate swap contract and recorded other expense of $1.3 million.

        Income Taxes.    During 2010, our income tax expense was $83.9 million, as compared to income tax benefit of $7.2 million during 2009. Our effective income tax rate before noncontrolling interests was 39.3% and 39.6%, during 2010 and 2009, respectively.

        Included in the $49.4 million balance of unrecognized tax benefits at December 31, 2010 are potential benefits of $19.7 million that, if recognized, would affect the effective tax rate. At December 31, 2010, the company had $11.1 million accrued for the payment of interest and penalties. The company recognized $1.2 million of interest and penalties related to its tax contingencies on a net-of-tax basis in 2010 income tax expense.

        We file income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) is currently examining our federal income tax returns for the years 2004 through 2009. At this time we do not expect to have any significant examination adjustments that would result in a material change to our financial position or results of operations. The state of Indiana completed its examination of the calendar years 2000 through 2005 in the third quarter of 2008. The total tax paid to settle the examinations was $20.7 million, which was included in the balance of unrecognized tax benefits recorded at that time. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of state and federal income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $2.8 million by the end of 2011. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2007.

Consolidated Results 2009 vs. 2008

        Net loss was $8.2 million, or $0.04 per diluted share during 2009, compared with net income of $463.4 million, or $2.38 per diluted share, in 2008. Net sales in 2009 decreased $4.1 billion, or 51%, to $4.0 billion as compared to the record sales of $8.1 billion achieved during 2008, and our 2009 gross margin percentage was 10% as compared to 15% during 2008. Most notably, beginning in the fourth quarter of 2008 and persisting throughout 2009, our realized gross margins were significantly lower than historical results, driven by the economic recession which drove down both our sales prices and volumes, thereby decreasing our total revenues while increasing our cost to convert our raw materials to finished goods per unit. We experienced our lowest gross margin percentage results during the first quarter of 2009 as we recorded a non-cash negative inventory valuation adjustment of $83.3 million pertaining primarily to the rapid decline in sheet product pricing. Gross margins subsequently trended upward through the remainder of 2009.

        Selling, General and Administrative Expenses (SG&A).    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $279.5 million in 2009, as compared to $384.9 million in 2008, a decrease of $105.4 million, or 27%. Our SG&A expenses represented 7% of our total net sales during 2009, compared to 5% during 2008, the increase directly related to the increase in the ratio of our fixed to variable SG&A costs as net sales decreased.

        We recorded expense of $2.2 million in 2009, and $61.7 million, or 8% of consolidated pretax earnings (without noncontrolling interests) in 2008 related to our Steel Dynamics performance-based profit sharing plan allocation. The plan's contribution percentage consists of 2% of consolidated pretax earnings plus a unique percentage of each of our profitable operating segments' pretax earnings. Our steel operations segment earned a profit sharing contribution during 2009 in spite of our consolidated pretax loss during the year, due to that segment's individual profitability. During 2009 and 2008, we recorded additional profit sharing expense of $732,000 and $5.3 million, respectively, related to certain subsidiaries whose employees did not participate in the aforementioned plan.

        Amortization of intangible assets increased $12.2 million, or 30%, during 2009 compared to 2008. The 2009 increase includes $6.2 million of additional amortization due to the finalization of finite-lived intangible asset valuations related to the acquisition of Recycle South.

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

        Other Income, net Other Expense.    Other income, net other expense was $3.6 million during 2009, as compared to $33.1 million during 2008. During 2008, other income of $20.2 million was attributable to earnings from investments in metals recycling entities which were accounted for under the equity method of accounting. Recycle South's results, which contributed $20.4 million of other income as an equity-based investment during 2008, were not included in other income during 2009; rather, as a wholly-owned subsidiary after our June 2008 acquisition, Recycle South's results were required to be consolidated in our financial statements. In addition, we realized gains on sales of marketable securities of $8.6 million in 2008.

        Income Taxes.    Our 2009 income tax benefit was $7.2 million, as compared to income tax expense of $280.4 million during 2008. Our effective income tax rate before noncontrolling interests was 39.6% and 38.2%, in 2009 and 2008, respectively.

Liquidity and Capital Resources

        Our business is capital intensive and requires substantial expenditures for the purchase and maintenance of equipment used in our operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, issuances of common stock, long-term borrowings and state and local grants.

        Operational Working Capital.    During 2010 our operational working capital position, representing our cash invested in trade receivables, inventories and income taxes receivable, less current liabilities other than debt, increased $232.1 million to $1.2 billion compared to December 31, 2009. Trade receivables increased $195.6 million, or 46%, during 2010 to $622.2 million, of which more than 98% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 5% and 6% of our outstanding trade receivables at December 31, 2010 and 2009, respectively. Trade receivables increased during 2010 due to increased shipping volumes and product prices. Total inventories increased $261.2 million, or 31%, to $1.1 billion during 2010. Our raw materials, primarily steel scrap inventories, increased by approximately $184.1 million during 2010, with scrap volumes increasing by 97,000 gross tons, or 14%. Likewise our work-in-process and finished goods inventories increased $64.7 million, with volumes increasing by 31,000 tons, or 8%. Our trade payables and general accruals increased $125.0 million, or 29%, during 2010. This is a reflection of our increased production activity and commodity raw material purchasing during 2010, as well as the increase of $20.7 million in our profit sharing accrual compared with 2009. Income taxes receivable, net related payable, decreased $99.3 million due to the receipt of $102.0 million in federal tax refunds in 2010.

        Capital Investments.    During 2010 we invested $133.4 million in property, plant and equipment, of which $51.7 million related to our steel operations, $22.3 million related to metals recycling operations and $23.0 million related to equipment modifications at Mesabi Nugget. We believe these capital investments will benefit our revenue streams and related cash flows as each project reaches completion and attains appropriate operational metrics. We estimate capital expenditures for the year 2011 to be less than $200 million.

        Capital Resources and Long-term Debt.    During 2010 our total outstanding debt increased $164.1 million to $2.4 billion, due to our issuance of $350.0 million of 7 5/8% senior notes due 2020 in March 2010. The net proceeds were used to repay the then outstanding borrowings on our senior secured revolving credit facility with remaining net proceeds used for general corporate purposes. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interest and total equity, was 52.8% at December 31, 2010, and 52.6% at December 31, 2009. At December 31, 2010, there were no outstanding borrowings under our senior secured revolving credit facility.

        The company's $924.0 million senior secured revolving credit facility due June 2012 is secured by substantially all of the company's and its wholly-owned subsidiaries' receivables and inventories and by pledges of all shares of the company's wholly-owned subsidiaries' capital stock, and is subject to a borrowing base. At the end of each month, the company's revolver must be the lesser of $924.0 million less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement (these additional commitments were $15.0 million at December 31, 2010); or the sum of 85% of the company's eligible accounts receivable and 65% of the company's eligible inventories, less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement. At December 31, 2010, the company had $909.0 million of availability on its senior secured revolver.

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

        The financial covenants state that we must maintain an interest coverage ratio of not less than 2.50 to 1.00 from December 31, 2010 through maturity. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our senior secured credit agreement) by our LTM gross interest expense. We must maintain a first lien debt to LTM EBITDA ratio of not more than 3.00 to 1.00 from December 31, 2010 through maturity. Beginning with the twelve month period ended December 31, 2010, and at all times thereafter, a total debt to consolidated LTM adjusted EBITDA ratio of not more than 5.00 to 1.00 must be maintained. In addition, if the total debt to EBITDA ratio exceeds 3.50 to1.00 at any time, then the ability of the company to make restricted payments, as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited to $25.0 million per quarter.

        At December 31, 2010, our interest coverage, first lien debt, and total debt ratios were 3.79 to 1:00, 0.03 to 1.00, and 3.74 to 1.00, respectively. We were in compliance with these covenants at December 31, 2010, and we expect to remain in compliance during 2011.

        Cash Dividends.    We declared cash dividends of $65.1 million, or $.30 per share, during 2010; $66.7 million, or $.325 per share, during 2009; and $75.2 million, or $.40 per share during 2008. We paid cash dividends of $65.0 million, $68.7 million, and $71.3 million during 2010, 2009 and 2008, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, and current and anticipated cash needs and growth plans.

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

        During 2010, we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $5.7 million. Based on our current abatements and incentive credits, and utilizing our existing long-lived asset structure, we estimate the remaining annual benefit to our future operations to be approximately $5.0 million, $3.9 million, $2.5 million, $1.9 million, $1.5 million, $425,000, and $293,000 during the years 2011 through 2017, respectively, and $215,000 thereafter.

Contractual Obligations and Other Long-Term Liabilities

        We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted accounting principles. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2010 (in thousands):

	Payments Due By Period
	Total	2011	2012 & 2013	2014 & 2015	2016 & After
Long-term debt(1)	$2,386,821	$8,924	$708,677	$793,639	$875,581
Estimated interest payments on debt(2)	761,246	172,298	275,205	182,577	131,166
Purchase obligations(3)	122,831	96,277	16,631	3,166	6,757
Construction commitments(4)	29,723	29,723	—	—	—
Lease commitments	50,945	13,524	18,406	9,462	9,553
Other commitments(5)	6,133	633	1,258	1,017	3,225

Total	$3,357,699	$321,379	$1,020,177	$989,861	$1,026,282

(1)
The long-term debt payment information presented above assumes that our senior notes and convertible notes remain outstanding until maturity. Refer to Note 2 to the consolidated financial statements elsewhere in this report for additional information regarding our long-term debt.

(2)
The estimated interest payments shown above assume interest rates of 7 3/8% on our $700 million senior unsecured notes due October 2012; 5.125% on our $287.5 million convertible senior notes due June 2014; 6 3/4% on our $500 million senior unsecured notes due April 2015; 7 3/4% on our $500 million senior unsecured notes due April 2016; 7 5/8% on our $350 million senior unsecured notes due March 2020; 0.50% commitment fee on our available senior secured revolver; and an average of 5.2% on our other debt of $49.3 million.

(3)
Purchase obligations include commitments we have for the purchase of electricity, fuel, natural gas and its transportation, and zinc. These arrangements have "take or pay" or other similar commitment provisions. We have utilized such "take or pay" requirements during the past three years under these contracts.

(4)
Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2010.

(5)
Other commitments principally relate to certain pension and deferred compensation plan obligations.

(6)
We expect to make cash outlays in the future related to our unrecognized tax benefits; however, due to the uncertainty of the timing, we are unable to make reasonably reliable estimates regarding the period of cash settlement with the respective taxing authorities. Accordingly, unrecognized tax benefits and related interest and penalties of $60.5 million as of December 31, 2010, have been excluded from the contractual obligations table above. Refer to Note 3 to the consolidated financial statements elsewhere in this report for additional information.

Other Matters

Inflation

        We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

        We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2010, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $31.0 million and capital expenditures related to environmental compliance of approximately $1.8 million. Over 78% of the costs incurred during 2010 for monitoring and compliance were related to the normal transportation of certain types of waste produced in the steelmaking process in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $688,000 at all of our facilities during 2010. We have an accrual of $2.0 million (net of $1.5 million of escrowed funds) recorded as a contingency for environmental remediation related to our metals recycling operations and $2.9 million related to Mesabi Nugget and Mesabi Mining. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years, and we may become subject to more stringent environmental laws and regulations in the future, such as the impact of United States government or various governmental agencies introducing regulatory changes in response to the potential of climate change.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate the appropriateness of these estimations and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition and Allowance for Doubtful Accounts.    Except for our steel fabrication operations segment, we recognize revenues from sales and the allowance for estimated costs associated with returns from these sales when the title of the product transfers upon shipment. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. Our steel fabrication operations segment recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to date as a percentage of estimated total steel tons required by each contract. Steel fabrication operations accounted for 3%, 4%, and 5% of our net sales in 2010, 2009, and 2008, respectively.

        We are exposed to credit risk in the event of nonpayment by our customers, which in steel operations are principally intermediate steel processors and service centers that sell our products to numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Our metals recycling operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based on known credit risks, historical loss experience and current economic conditions affecting our customers. We mitigate our exposure to credit risk by performing ongoing credit evaluations and taking further action when necessary, such as requiring letters of credit or other security interests to support the receivable from our customer. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowance may be required.

        Inventories.    We record inventories at lower of cost or market. Cost is determined principally on a first-in, first-out, basis.

        Impairments of Long-Lived Tangible and Finite-Lived Intangible Assets.    We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. We consider various factors and determine whether an impairment test is necessary, including by way of examples, a significant and prolonged deterioration in operating results and projected cash flows, significant changes in the extent or manner in which an asset is used, technological advances with respect to assets which would potentially render them obsolete, our strategy and capital planning, and the economic climate in markets to be served.

        After the purchase of additional fabrications assets in the fourth quarter of 2010 and determining the future use of existing fabrication facilities, the company determined that the carrying value of certain fixed assets at its idled South Carolina fabrication facility exceeded their fair value as determined by utilizing market and cost approaches. The resulting impairment charge of $12.8 million was recorded within the steel fabrications reporting segment.

        Goodwill and Other Indefinite-Lived Intangible Assets.    Our goodwill relates to various business combinations, and is allocated to the following reporting units at December 31(in thousands):

	2010	2009
OmniSource—Metals Recycling/Ferrous Resources Segment	$577,926	$584,510
The Techs—Steel Segment	142,783	142,783
Roanoke Bar Division—Steel Segment	29,041	29,041
New Millennium Building Systems—Steel Fabrication Segment	1,925	1,925

	$751,675	$758,259

        At least once annually or when indicators of impairment exist, we perform an impairment test for goodwill. Goodwill is allocated to various reporting units, which are generally one level below our operating segments. We utilize a two-stepped approach to measuring goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step we compare the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows, and assessing its reasonableness by using a market approach based upon an analysis of valuation metrics of comparable peer companies. If the carrying amount exceeds the fair value, we perform the second step of the test, which measures the amount of impairment loss to be recorded, if any. In the second step, we compare the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.

        Key assumptions used to determine the estimated fair value of each reporting unit under the discounted cash flows method include: (a) expected cash flows for the five-year period following the testing date (including market share, sales volumes and prices, costs to produce and estimated capital needs); (b) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; and (c) a discount rate based on management's best estimate of the after-tax weighted average cost of capital. Management considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair values of its reporting units are estimated.

        Goodwill and other intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and economic conditions present at the time of acquisition. Consequently, if operating results and/or economic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of economic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, we may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to or greater than our previously forecasted amounts.

        Our other indefinite-lived intangible assets relate to trademarks acquired through various business combinations and is allocated to the following reporting units at December 31, 2010 and 2009 (in thousands):

OmniSource—Metals Recycling/Ferrous Resources Segment	$108,000
The Techs—Steel Segment	81,800

$189,800

        At least annually or when indicators of impairment exist, we perform an impairment test for indefinite-lived intangible assets through the comparison of the fair value of the specific intangible asset with its carrying amount. The fair value of the intangible asset is determined by using an estimate of future cash flows attributable to the asset and a risk-adjusted discount rate to compute a net present value of future cash flows. If the fair value is less than the carrying value, an impairment loss is recorded in an amount equal to the excess in carrying value.

        As of our most recent annual impairment reviews, which occurred during the fourth quarter of 2010, we had no significant impairments of goodwill or indefinite-lived intangible assets, individually or in the aggregate. In addition, as of December 31, 2010, we did not have any reporting units with a material amount of goodwill for which it is reasonably likely that they will fail step one of a goodwill impairment test in the near term. However, if economic conditions or our outlook affecting these reporting units change significantly, it is possible that we may experience impairments of some of our goodwill or indefinite-lived intangible assets, which would require us to recognize impairment charges.

        Income Taxes.    We are required to estimate our income taxes as a part of the process of preparing our consolidated financial statements. This requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. We establish reserves to reduce some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears. Settlement of any particular issue would usually require the use of cash.

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

        The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2010 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
	Principal	Average Rate	Principal	Average Rate
Expected maturity date:
2011	$8,023	6.9%	$901	4.3%
2012	704,829	7.4	901	4.3
2013	2,046	4.4	901	4.3
2014	289,638	5.1	901	4.3
2015	502,198	6.7	902	4.3
Thereafter	875,581	7.6

Total	$2,382,315	7.1%	$4,506	4.3%

Fair value	$2,541,508		$4,506

Commodity Risk

        In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of our products and to the purchase of raw materials used in our operations, such as metallic raw materials, electricity, natural gas, and zinc. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.

        Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as fuel, zinc, electricity and natural gas and its transportation. Certain commitments contain provisions which require us to "take or pay" for specified quantities without regard to actual usage for periods of up to 24 months for physical commodity requirements and for up to 10 years for commodity transportation requirements. Our commitments for these arrangements with "take or pay" or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2011	$96,277
2012	14,858
2013	1,773
2014	1,737
2015	1,429
Thereafter	6,757

$122,831

        We utilized such "take or pay" requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as "interruptible service" and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer. At December 31, 2010, we had a cumulative unrealized loss associated with these financial contracts of $5.0 million all of which have a settlement date in 2011. We expect the customer contracts associated with the financial contracts to be fully consummated.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Steel Dynamics, Inc. is responsible for the preparation and integrity of the company's consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, for the company (including its consolidated subsidiaries). We maintain accounting and internal control systems which are intended to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management's authorization, and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States. We are dedicated to ensuring that we maintain the high standards of financial accounting and reporting that we have established. Our culture demands integrity and an unyielding commitment to strong internal control practices and policies.

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

        Because of its inherent limitations, internal control over financial reporting may not always prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework on which such evaluation was based upon is contained in the report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010, the end of the period covered by this report.

/s/ KEITH E. BUSSE Chief Executive Officer	/s/ THERESA E. WAGLER Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Dynamics Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010 of Steel Dynamics, Inc. and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 23, 2011

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
Assets
Current assets
Cash and equivalents	$186,513	$9,008
Accounts receivable, net of related allowances of $19,936 and $20,674 as of December 31, 2010 and 2009, respectively	584,068	396,036
Accounts receivable-related parties	38,121	30,556
Inventories	1,114,063	852,831
Deferred income taxes	20,684	21,492
Income taxes receivable	37,311	137,024
Other current assets	19,243	9,856

Total current assets	2,000,003	1,456,803
Property, plant and equipment, net	2,213,333	2,254,050
Restricted cash	23,132	12,595
Intangible assets, net of accumulated amortization of $142,880 and $98,610 as of December 31, 2010 and 2009, respectively	489,240	533,510
Goodwill	751,675	758,259
Other assets	112,551	114,655

Total assets	$5,589,934	$5,129,872

Liabilities and Equity
Current liabilities
Accounts payable	$335,031	$255,520
Accounts payable-related parties	13,570	6,765
Income taxes payable	5,227	5,664
Accrued payroll and benefits	62,051	43,334
Accrued profit sharing	23,524	2,860
Accrued interest	35,416	28,062
Accrued expenses	77,574	85,174
Senior secured revolving credit facility, due 2012	—	167,000
Current maturities of long-term debt	8,924	1,182

Total current liabilities	561,317	595,561
Long-term debt
7 3/8% senior notes, due 2012	700,000	700,000
5.125% convertible senior notes, due 2014	287,500	287,500
6 3/4% senior notes, due 2015	500,000	500,000
7 3/4% senior notes, due 2016	500,000	500,000
7 5/8% senior notes, due 2020	350,000	—
Other long-term debt	40,397	67,072

Total long-term debt	2,377,897	2,054,572
Deferred income taxes	457,432	416,468
Other liabilities	62,159	60,006
Commitments and contingencies
Redeemable noncontrolling interest	54,294	—
Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 254,002,799 and 252,589,627 shares issued; and 217,574,826 and 215,999,801 shares outstanding, as of December 31, 2010 and 2009, respectively	633	629
Treasury stock, at cost; 36,427,973 and 36,589,826 shares, as of December 31, 2010, and 2009, respectively	(727,624)	(730,857)
Additional paid-in capital	998,728	972,985
Retained earnings	1,821,133	1,745,511

Total Steel Dynamics, Inc. equity	2,092,870	1,988,268
Noncontrolling interests	(16,035)	14,997

Total equity	2,076,835	2,003,265

Total liabilities and equity	$5,589,934	$5,129,872

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010		2009	2008
Net sales
Unrelated parties		$6,060,933	$3,810,378	$7,743,251
Related parties		239,954	148,428	337,270

Total net sales		6,300,887	3,958,806	8,080,521
Costs of goods sold		5,625,221	3,559,730	6,849,262

Gross profit		675,666	399,076	1,231,259
Selling, general and administrative expenses		227,046	223,013	276,560
Profit sharing		25,476	2,980	66,997
Amortization of intangible assets		45,586	53,552	41,334
Impairment charges		12,805	—	—

Operating income		364,753	119,531	846,368
Interest expense, net of capitalized interest		170,229	141,360	144,574
Other income, net		(18,935)	(3,592)	(33,147)

Income (loss) before income taxes		213,459	(18,237)	734,941
Income taxes (benefit)		83,860	(7,218)	280,427

Net income (loss)		129,599	(11,019)	454,514
Net loss attributable to noncontrolling interests		11,110	2,835	8,872

Net income (loss) attributable to Steel Dynamics, Inc.		$140,709	$(8,184)	$463,386

Basic earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders	$	..65	$(.04)	$2.45

Weighted average common shares outstanding		216,760	200,704	189,140

Diluted earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive		$.64	$(.04)	$2.38

Weighted average common shares and share equivalents outstanding		234,717	200,704	194,586

Dividends declared per share		$.300	$.325	$.400

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Shares					Other Accumulated Comprehensive Income (Loss)
			Common Stock	Additional Paid-In Capital	Retained Earnings		Noncontrolling Interests	Treasury Stock
	Common	Treasury							Total
Balances at January 1, 2008	190,324	27,447	$542	$553,805	$1,432,196	$21	$11,038	$(457,368)	$1,540,234
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	962	—	3	18,419	—	—	—	—	18,422
Dividends declared	—	—	—	—	(75,197)	—	—	—	(75,197)
Contributions from noncontrolling investors	—	—	—	—	—	—	5,000	—	5,000
Tax adjustment to noncontrolling interests	—	—	—	—	—	—	1,261	—	1,261
Equity-based compensation	136	(136)	—	11,965	—	—	—	2,313	14,278
Conversion of subordinated 4.0% notes	8,762	(8,762)	—	(114,895)	—	—	—	152,145	37,250
Acquisition of business	3,938	(3,938)	—	72,392	—	—	—	67,368	139,760
Purchase of treasury stock	(22,302)	22,302	—	—	—	—	—	(501,777)	(501,777)
Comprehensive income:
Net income	—	—	—	—	463,386	—	(8,872)	—	454,514
Reversal of unrealized gain upon sale of available-for-sale securities	—	—	—	—	—	(21)	—	—	(21)
Unrealized loss on interest rate swap, net of tax of $883	—	—	—	—	—	(1,411)	—	—	(1,411)

Total comprehensive income									453,082

Balances at December 31, 2008	181,820	36,913	545	541,686	1,820,385	(1,411)	8,427	(737,319)	1,632,313
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	33,857	—	84	420,846	—	—	—	—	420,930
Dividends declared	—	—	—	—	(66,690)	—	—	—	(66,690)
Contributions from noncontrolling investors	—	—	—	—	—	—	5,000	—	5,000
Change in noncontrolling investment	—	—	—	—	—	—	2,366	—	2,366
Tax adjustment to noncontrolling interests	—	—	—	—	—	—	2,039	—	2,039
Equity-based compensation	323	(323)	—	10,453	—	—	—	6,462	16,915
Comprehensive loss:
Net loss	—	—	—	—	(8,184)	—	(2,835)	—	(11,019)
Reversal of unrealized loss on interest rate swap, net of tax $883	—	—	—	—	—	1,411	—	—	1,411

Total comprehensive loss									(9,608)

Balances at December 31, 2009	216,000	36,590	629	972,985	1,745,511	—	14,997	(730,857)	2,003,265
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	1,413	—	4	14,010	—	—	—	—	14,014
Dividends declared	—	—	—	—	(65,087)	—	—	—	(65,087)
Contributions from noncontrolling investors	—	—	—	—	—	—	5,348	—	5,348
Transfer to redeemable noncontrolling interest	—	—	—	—	—	—	(23,800)	—	(23,800)
Tax adjustment to noncontrolling interests	—	—	—	—	—	—	(1,470)	—	(1,470)
Equity-based compensation	162	(162)	—	11,733	—	—	—	3,233	14,966
Comprehensive income and net income (loss)	—	—	—	—	140,709	—	(11,110)	—	129,599

Balances at December 31, 2010	217,575	36,428	$633	$998,728	$1,821,133	$—	$(16,035)	$(727,624)	$2,076,835

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss).	$129,599	$(11,019)	$454,514
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	224,698	221,426	208,752
Impairment charges	12,805	—	—
Equity-based compensation	14,688	17,589	14,278
Deferred income taxes	46,097	92,596	31,306
Loss on disposal of property, plant and equipment	1,215	839	557
Changes in certain assets and liabilities:
Accounts receivable	(196,556)	72,159	310,985
Inventories	(261,110)	175,183	(18,667)
Other assets	(15,335)	4,076	(155,810)
Accounts payable	71,169	(8,860)	(88,451)
Income taxes receivable/payable	99,276	1,611	(21,765)
Accrued expenses	42,761	(120,044)	34,602

Net cash provided by operating activities	169,307	445,556	770,301
Investing activities:
Purchases of property, plant and equipment	(133,394)	(330,052)	(412,497)
Acquisition of business, net of cash acquired	—	—	(271,159)
Purchases of securities	—	—	(20,373)
Sales of securities	—	—	32,758
Investment in direct financing lease	—	(27,967)	—
Other investing activities	(15,684)	(15,926)	2,037

Net cash used in investing activities	(149,078)	(373,945)	(669,234)
Financing activities:
Issuance of current and long-term debt	556,553	1,268,435	2,845,900
Repayments of current and long-term debt	(346,963)	(1,690,557)	(2,402,033)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	14,014	420,930	18,422
Purchases of treasury stock	—	—	(501,777)
Contributions from noncontrolling investors	5,348	5,000	5,000
Dividends paid	(64,969)	(68,672)	(71,288)
Debt issuance costs	(6,707)	(13,972)	(7,544)

Net cash provided by (used in) financing activities	157,276	(78,836)	(113,320)

Increase (decrease) in cash and equivalents	177,505	(7,225)	(12,253)
Cash and equivalents at beginning of year	9,008	16,233	28,486

Cash and equivalents at end of year	$186,513	$9,008	$16,233

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

        Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. The company has three reporting segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations. Approximately 11% of the company's workforce is represented by collective bargaining agreements, and two of these agreements effecting 135 employees at two locations expire during 2011.

Steel Operations

        Steel operations include the company's Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. Steel operations accounted for 61%, 63%, and 63% of the company's consolidated net sales during 2010, 2009, and 2008, respectively. The Flat Roll Division accounted for 28%, 28%, and 24% of the company's consolidated net sales during 2010, 2009, and 2008, respectively.

        The Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, and painted products. The Structural and Rail Division sells structural steel beams, pilings and a variety of rail for the railroad industry. The Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. The Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections. The Techs was acquired in July 2007 and operates three galvanizing lines specializing in the galvanizing of specific types of flat rolled steels in non-automotive applications. The company's steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

Metals Recycling and Ferrous Resources Operations

        Metals recycling and ferrous resources operations include the company's metals recycling steel scrap procurement and processing locations, including OmniSource Corporation (OmniSource) operations which were acquired in October 2007, and Recycle South, LLC (Recycle South) operations which were acquired in June 2008; Iron Dynamics (IDI), the company's liquid pig iron facility; the impact related to the 2009 construction and 2010 start-up of the Mesabi Nugget ironmaking facility in Hoyt Lakes, Minnesota (a consolidated subsidiary which is 81%-owned by the company and 19%-owned by Kobe Iron Nugget, LLC (Kobe)); and future mining operations also in Hoyt Lakes, Minnesota. Metals recycling and ferrous resources operations accounted for 35%, 31%, and 31% of the company's consolidated net sales during 2010, 2009, and 2008, respectively.

        Three years subsequent to Mesabi Nugget achieving certain performance measures (which as of December 31, 2010, have not been met), Kobe may elect to require the company to purchase at par value all of the units owned by Kobe at the time of such election. At any time after that same date, the company may elect to purchase all of the units owned by Kobe at par value. The $54.3 million par

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

value has been reported as redeemable noncontrolling interest in the consolidated balance sheet at December 31, 2010.

Steel Fabrication Operations

        Steel fabrication operations include the company's New Millennium Building System's joist and deck plants located throughout the eastern United States. In October 2010, we purchased joist assets from another manufacturer, including three plants located in Arkansas, Nevada and northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 3%, 4%, and 5% of the company's consolidated net sales during 2010, 2009, and 2008, respectively.

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

Reclassifications

        Certain 2009 amounts have been reclassified to conform to the current balance sheet presentation. Total and current assets and cash flows were not affected by these reclassifications.

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

Inventories

        Inventories are stated at lower of cost or market. Cost is determined principally on a first-in, first-out, basis. Inventory consisted of the following at December 31 (in thousands):

	2010	2009
Raw materials	$589,859	$405,794
Supplies	231,816	219,320
Work in progress	94,346	72,279
Finished goods	198,042	155,438

	$1,114,063	$852,831

Investments

        The company has investments in certain joint ventures and closely-held companies in which ownership varies between 49% and 50%. For these investments where the company does not have effective control, the company accounts for the investment on the equity basis. Investments in companies in which the company does not exercise control and its ownership is less than 20% are carried at cost. These investments are reflected in other long-term assets on the company's balance sheet in an amount of $27.1 million and $25.3 million at December 31, 2010 and 2009, respectively.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress amounts, or at fair market value for those purchased through acquisitions, and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 3 to 15 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation is provided utilizing the straight-line depreciation methodology or the units-of-production depreciation methodology, based on units produced, subject to a minimum and maximum level. Depreciation expense was $171.7 million, $158.9 million, and $161.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

        The company's property, plant and equipment at December 31 consisted of the following (in thousands):

	2010	2009
Land and improvements	$257,756	$247,508
Buildings and improvements	480,434	455,382
Plant, machinery and equipment	2,571,850	2,389,564
Construction in progress	96,586	190,614

	3,406,626	3,283,068
Less accumulated depreciation	1,193,293	1,029,018

Property, plant and equipment, net	$2,213,333	$2,254,050

Intangible Assets

        The company's intangible assets, at December 31, consisted of the following (in thousands):

	2010	2009	Useful Life	Weighted Average Amortization Period
Customer and scrap generator relationships	$408,400	$408,400	10 to 25 years	20 years
Trademarks	189,800	189,800	Indefinite	—
Trademarks	19,700	19,700	4 to 12 years	12 years
Other	14,220	14,220	3 months to 6 years	5 years

	632,120	632,120		19 years
Less accumulated amortization	142,880	98,610

	$489,240	$533,510

        The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the amounts are anticipated to be consumed. Finite-lived trademarks are amortized using a straight line methodology. Amortization of intangible assets was $44.3 million, $52.4 million, and $39.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. Estimated amortization expense, related to amortizable intangibles, for the years ending December 31 is as follows (in thousands):

2011	$38,347
2012	34,258
2013	30,476
2014	26,090
2015	23,390
Thereafter	146,879

Total	$299,440

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Tangible and Finite-Lived Intangible Assets

        The company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. We consider various factors and determine whether an impairment test is necessary, including by way of examples, a significant and prolonged deterioration in operating results and projected cash flows, significant changes in the extent or manner in which an asset is used, technological advances with respect to assets which would potentially render them obsolete, our strategy and capital planning, and the economic climate in markets to be served.

        After the purchase of additional fabrications assets in the fourth quarter of 2010 and determining the future use of existing fabrication facilities, the company determined that the carrying value of certain fixed assets at its idled South Carolina fabrication facility exceeded their fair value as determined utilizing market and cost approaches. The resulting impairment charge of $12.8 million was recorded within the steel fabrications reporting segment.

Goodwill

        The company's goodwill is allocated to the following reporting units at December 31, (in thousands):

	2010	2009
OmniSource—Metals Recycling/Ferrous Resources Segment	$577,926	$584,510
The Techs—Steel Segment	142,783	142,783
Roanoke Bar Division—Steel Segment	29,041	29,041
New Millennium Building Systems—Fabrication Segment	1,925	1,925

	$751,675	$758,259

        OmniSource goodwill decreased $6.6 million from December 31, 2009 to December 31, 2010 in recognition of the 2010 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

        At least once annually or when indicators of impairment exist, the company performs an impairment test for goodwill and other indefinite-lived intangible assets. Goodwill is allocated to various reporting units, which are generally one level below the company's operating segments. The company utilizes a two-stepped approach to measuring goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step the company compares the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows, and assessing its reasonableness by using a market approach based upon an analysis of valuation metrics of comparable peer companies. If the carrying

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

amount exceeds the fair value, the company performs the second step of the test, which measures the amount of impairment loss to be recorded, if any. In the second step, the company compares the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.

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

Earnings (Loss) Per Share

        Basic earnings (loss) per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company's basic earnings per share. Common share equivalents represent potentially dilutive stock options and dilutive shares related to the company's convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 3.1 million shares, 2.1 million shares, and 2.8 million shares were anti-dilutive at December 31, 2010, 2009 and 2008, respectively. Due to the company's net loss for the year ended December 31, 2009, the computation of diluted net loss per share did not include the after-tax equivalent of interest of $5.0 million for the company's 5.125% senior convertible notes, due 2014 and the related weighted average equivalent of 8.4 million shares.

        The following table presents a reconciliation of the numerators and the denominators of the company's basic and diluted earnings (losses) per share computations for the years ended December 31 (in thousands, except per share data):

	2010			2009
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share	$140,709	216,760	$.65	$(8,184)	200,704	$(.04)
Dilutive stock options	—	1,575		—	—
5.125% convertible senior notes	9,508	16,382		—	—

Diluted earnings (loss) per share	$150,217	234,717	$.64	$(8,184)	200,704	$(.04)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

	2008
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$463,386	189,140	$2.45
Dilutive stock options	—	1,027
4.0% convertible subordinated notes	429	4,419

Diluted earnings per share	$463,815	194,586	$2.38

Income Taxes

        The company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Concentration of Credit Risk

        Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments and accounts receivable. The company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure from any one institution. The company is exposed to credit risk in the event of nonpayment by customers. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. Management's estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company's customers. Customer accounts receivable are charged off when all collection efforts have been exhausted and the amounts are deemed uncollectible. Heidtman Steel Products (Heidtman), a related party, accounted for 5%, 6%, and 10% of the company's net accounts receivable at December 31, 2010, 2009, and 2008, respectively.

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

Equity-Based Compensation

        The company has several stock-based employee compensation plans which are more fully described in Note 5. Compensation expense for stock options is recorded over the vesting period using the fair value on the grant date, as calculated using the Black-Scholes model. Compensation expense for stock options was $12.5 million, $13.2 million, and $12.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 2. Long-Term Debt

        The company's borrowings consisted of the following at December 31 (in thousands):

	2010	2009
Senior secured revolving credit facility, due 2012	$—	$167,000
7 3/8% senior notes, due 2012	700,000	700,000
5.125% convertible senior notes, due 2014	287,500	287,500
6 3/4% senior notes, due 2015	500,000	500,000
7 3/4% senior notes, due 2016	500,000	500,000
7 5/8% senior notes, due 2020	350,000	—
Other secured obligations	49,321	68,254

Total debt	2,386,821	2,222,754
Less current maturities	8,924	168,182

Long-term debt	$2,377,897	$2,054,572

Senior Secured Credit Facility

        The company has a senior secured revolving credit facility of $924.0 million due June 2012 and is secured by substantially all of the company's and its wholly-owned subsidiaries' receivables and inventories and by pledges of all shares of the company's wholly-owned subsidiaries' capital stock. In June 2009, the company repaid its Term A loan of $552.0 million from the net proceeds of a concurrent issuance of common stock and $287.5 million of 5.125% convertible senior notes due 2014. Net proceeds received from the combined issuances were approximately $678.8 million. In conjunction with these offerings, the company also amended its senior secured credit agreement, increasing the facility pricing, while allowing for greater flexibility within the financial covenants during 2009 and 2010, among other things. The amendment also activated a monthly borrowing base requirement regarding

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

the maximum availability for the $924.0 million senior secured revolver. At the end of each month, the company's revolver must be the lesser of:

  I.
  $924.0 million less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement ($15.0 million at December 31, 2010); or

  II.
  The sum of 85% of the company's eligible accounts receivable and 65% of the company's eligible inventories, less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement.

        At December 31, 2010, the company had $909.0 million of availability on the senior secured revolver.

        The senior secured revolving credit facility pricing grid is adjusted quarterly and is based on company's leverage of total debt to last-twelve-month's (LTM) adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions, as defined in the credit agreement). The minimum pricing is LIBOR plus 3.00% or Prime plus 1.00% and the maximum pricing is LIBOR plus 3.50% or Prime plus 1.50%. In addition the company is subject to an unused commitment fee of .50% which is applied to the unused portion of the $924.0 million revolver each quarter.

        The company was in compliance with its financial covenants at December 31, 2010 and anticipates remaining in compliance during the next twelve months. The financial covenants are as follows:

  I.
  First Lien Leverage—First lien leverage is defined as the ratio of the company's consolidated LTM adjusted EBITDA to the company's consolidated first lien secured debt, as defined within the credit agreement. The company must maintain a first lien leverage of not more than 3.00 to 1.00. At December 31, 2010, the company's first lien leverage was .03 to 1.00.

  II.
  Interest Coverage—Interest coverage is defined as the ratio of the company's consolidated LTM adjusted EBITDA to the company's consolidated LTM interest expense, as defined in the credit agreement. The company must maintain an interest coverage of not less than 2.50 to 1.00. At December 31, 2010 the company's interest coverage was 3.79 to 1.00.

  III.
  Total Debt Leverage—Total debt leverage is defined as the ratio of the company's consolidated LTM adjusted EBITDA to the company's consolidated total debt, as defined within the credit agreement. The company must maintain a total debt leverage of less than 5.00 to 1.00. In addition, if the total debt to consolidated LTM adjusted EBITDA ratio exceeds 3.50 to 1.00 at any time, then the ability of the company to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited to $25.0 million per quarter. At December 31, 2010 the company's total debt leverage was 3.74 to 1.00.

        On November 4, 2008, the company entered into an interest rate swap agreement with a notional amount of $185.0 million pursuant to which the company agreed to receive LIBOR payments and make fixed rate payments of 2.21% on the twenty-eighth day of each month, which was accounted for as a cash flow hedge. The interest rate swap was terminated in June 2009, in conjunction with the repayment of the company's Term A loan, and the existing deferred loss of $1.3 million was recognized

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

in other income, net, during 2009 as the future cash flows associated with the underlying item hedged (Term A loan) no longer existed.

7 3/8% Senior Notes

        In October 2007, the company issued $700.0 million of non-callable 7 3/8% Senior Notes due 2012 (7 3/8% Notes). The net proceeds from the 7 3/8% Notes were used to finance the company's acquisition of OmniSource and to repay a portion of the senior secured revolver amounts then outstanding. The 7 3/8% Notes have a maturity of five years and pay interest semi-annually on May 1 and November 1 of each year and are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

5.125% Convertible Senior Notes

        In June 2009, the company issued $287.5 million of 5.125% convertible senior notes due June 2014. The net proceeds from these notes, along with the issuance of common stock was approximately $678.8 million and was used to prepay the term A loan on the senior secured credit facility as well as repay a portion of the company's revolving credit facility then outstanding.

        The 5.125% convertible senior notes due 2014 are non-cancelable for five years and bear interest at 5.125% payable semi-annually in arrears on June 15 and December 15 of each year. Note holders can convert the notes into the company's common stock at an initial conversion rate of 56.9801 per $1,000 principal amount of notes (16,381,779 shares.) The conversion rate is fixed, except for standard anti-dilution provisions related to such events as the issuance of common stock as a dividend or distribution, the effect of a share split or share combination, issuance to all or substantially all holders of our common stock certain rights or warrants to subscribe for or purchase shares of our common stock, pay cash dividends or distributions to all or substantially all holders of our common stock other than regular quarterly cash dividends exceeding an established threshold amount per share, or if we make a payment in respect of a tender offer or exchange offer for our common stock. In addition, on or after June 20, 2012, if the last reported sales price of the company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the company provides the notice of redemption to holders exceeds 130% of the applicable conversion price (currently $17.55 per share) in effect on each such trading day, the company may redeem for cash all or part of the notes at a price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. The 5.125% convertible senior notes are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

6 3/4% Senior Notes

        In April 2007, the company issued $500.0 million of 6 3/4% Senior Notes due 2015 (6 3/4% Notes). The net proceeds from the 6 3/4% Notes were used to redeem the company's then existing $300.0 million 9 1/2% senior notes due March 2009 (9 1/2% Notes) at a redemption price of 102.375%; to repay amounts then outstanding under the company's senior secured revolving credit facility; and for general corporate purposes.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

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

7 3/4% Senior Notes

        In April 2008, the company issued $500.0 million of 7 3/4% Senior Notes due 2016 (7 3/4% Notes). The net proceeds from the 7 3/4% Notes were used to repay amounts then outstanding under the company's senior secured revolving credit facility and for general corporate purposes, including the acquisition of Recycle South.

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

7 5/8% Senior Notes

        In March 2010, the company issued $350.0 million of 7 5/8% Senior Notes due 2020 (7 5/8% Notes). The net proceeds from the 7 5/8% Notes were used to repay the then outstanding amounts under the company's senior secured revolving credit facility and for general corporate purposes.

        The 7 5/8% Notes have a maturity of ten years and pay interest semi-annually on March 15 and September 15 of each year. Prior to March 15, 2013, the company may redeem up to 35% of the principal amount of the 7 5/8% Notes with the net cash proceeds of one or more sales of its common stock at a redemption price of 107.625%. In addition, the company may redeem the 7 5/8% Notes at anytime after March 15, 2015 at a redemption price of 103.813%, on or after March 15, 2016 at a redemption price of 102.542%, on or after March 15, 2017 at a redemption price of 101.271%, and on or after March 15, 2018 at a redemption price of 100.000%. The 7 5/8% Notes are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

Other Secured Obligations

        State and Local Government Municipal Bond Issues.    In November 1998, the company received $10.0 million from Whitley County, Indiana, representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities. The bonds bear interest at 7.3%, with interest payable semi-annually and principal payments due through final maturity in November 2018. The outstanding principal balance was $7.1 million and $7.6 million,

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

as of December 31, 2010 and 2009, respectively. The company intends to repay the outstanding principal balance of $7.1 million during 2011.

        Electric Utility Development Loans.    In April 2002, the company received $9.8 million from the Northeastern Rural Electric Membership Corporation (REMC) and Wabash Valley Power Association, Inc. to finance the company's portion of the cost to construct a transmission line and certain related facilities at the Structural and Rail Division. The loan bears interest at 8.1%, with monthly principal and interest payments required in amounts sufficient to amortize the transmission facility loan over a period of 20 years, with the unpaid principal due at the end of 10 years. The company established an unused $4.0 million stand-by letter of credit for the REMC agreement. The outstanding principal balance on the transmission facility loan was $7.3 million and $7.7 million as of December 31, 2010 and 2009, respectively.

        Mesabi Nugget Loan Participation.    Pursuant to the construction and financing of the Mesabi Nugget iron-nugget project, the company entered into financing arrangements with Mesabi Nugget. The amended agreements provided Mesabi Nugget with a $65.0 million revolving credit facility and $240.0 million in term facilities. Under these agreements, the company is the lender (with first lien security rights on substantially all of Mesabi Nugget's assets) and Mesabi Nugget is the borrower. Under one of the term agreements the company sold and assigned to Kobe a participation interest, for which Kobe provided $25.0 million in 2009, which was included in the company's consolidated other long term debt at December 31, 2009; and an additional $10 million in 2010, which was also included in the company's consolidated other long term debt. Effective December 31, 2010, the company converted $130.0 million (81% of the total conversion amount) of term notes into equity of Mesabi Nugget, and Kobe converted $30.5 million (19% of the total conversion amount) of its $35.0 million loan participation into equity of Mesabi Nugget. The remaining portion of the outstanding loan balances between the company and Mesabi Nugget are eliminated through consolidation. The remaining $4.5 million of Kobe loan participation is included in the company's consolidated other long term debt at December 31, 2010. The weighted average interest rate on this debt at December 31, 2010 was 4.3%.

        Minnesota Economic Development State Loans.    During 2009 and 2010, Mesabi Nugget received $26.5 million from various Minnesota state agencies for the construction and ultimate operation of the company's Mesabi Nugget project, which is located in Minnesota. Principal and interest payments are not required until certain production levels are met, as defined within the loan agreements. The company currently estimates payments may be required during the first quarter of 2012, based on current start-up levels. The interest rate of 3.5% at December 31, 2010 is expected to remain through February 2017, then change to 5.0% through maturity in 2026. Amounts due under these loans were $26.5 million and $23.9 million at December 31, 2010 and 2009, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

Outstanding Debt Maturities

        Maturities of outstanding debt, as of December 31, 2010, are as follows (in thousands):

2011	$8,924
2012	705,730
2013	2,947
2014	290,539
2015	503,100
Thereafter	875,581

$2,386,821

        The company capitalizes interest on all appropriate construction-in-progress assets. For the years ended December 31, 2010, 2009 and 2008, total interest costs incurred were $177.2 million, $162.3 million, and $162.4 million, respectively, of which $7.0 million, $20.9 million and $17.8 million, respectively, were capitalized. Cash paid for interest was $162.4 million, $156.2 million, and $152.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 3. Income Taxes

        The company files a consolidated federal income tax return. Net cash received for taxes was $66.3 million and $59.4 million for the years ended December 31, 2010 and 2009, respectively, and net cash paid for taxes was $341.5 million for the year ended December 31, 2008. The current and deferred federal and state income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

	2010	2009	2008
Current income tax expense (benefit)	$39,554	$(96,140)	$255,382
Deferred income tax expense	44,306	88,922	25,045

Total income tax expense (benefit)	$83,860	$(7,218)	$280,427

        A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

	2010	2009	2008
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	1.9	4.4
Other permanent differences	1.1	2.7	(1.2)

Effective tax rate	39.3%	39.6%	38.2%

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Income Taxes (Continued)

        Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2010	2009
Deferred tax assets
Capitalized start-up costs	$29,728	$29,784
Assets capitalized for tax, expensed for books	28,017	18,552
Accrued expenses	26,122	35,465
Other	—	1,962

Total deferred tax assets	83,867	85,763

Deferred tax liabilities
Property, plant and equipment	(448,557)	(420,017)
Intangible assets	(69,455)	(60,722)
Other	(2,603)	—

Total deferred tax liabilities	(520,615)	(480,739)

Net deferred tax liability	$(436,748)	$(394,976)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008
Balance at January 1	$49,587	$47,875	$41,973
Increases related to current year tax positions	300	780	1,815
Increases related to prior year tax positions	1,361	5,099	27,958
Decreases related to prior year tax positions	(496)	(3,766)	(3,166)
Lapses in statutes of limitations	(1,128)	(401)	—
Settlements with taxing authorities	(228)	—	(20,705)

Balance at December 31	$49,396	$49,587	$47,875

        Included in the balance of unrecognized tax benefits at December 31, 2010 are potential benefits of $19.7 million that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2010, the company recognized interest expense of $1.3 million, net of tax, and benefits from the reduction of penalties of $76,000. In addition to the unrecognized tax benefits in the table above, the company had $11.1 million accrued for the payment of interest and penalties at December 31, 2010.

        The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) is currently examining the company's federal income tax returns for the years 2004 through 2009. At this time the company does not expect to have any significant examination adjustments that would result in a material change to the company's financial position or results of operations. The state of Indiana completed its examination of the calendar years 2000 through 2005 in the third quarter of 2008. The total tax paid to settle the

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Income Taxes (Continued)

examinations was $20.7 million, which was included in the balance of unrecognized tax benefits recorded at that time. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of state and federal income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $2.8 million by the end of 2011. With few exceptions, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2007.

Note 4. Shareholders' Equity

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

Cash Dividends

        The company declared cash dividends of $65.1 million, or $.300 per common share, during 2010; $66.7 million, or $.325 per common share, during 2009; and $75.2 million, or $.400 per common share, during 2008. The company paid cash dividends of $65.0 million, $68.7 million and $71.3 million during 2010, 2009 and 2008, respectively. Pursuant to the company's senior secured credit agreement, if the company's total debt leverage exceeds 3.50 to 1.00 at any time (3.74 to 1.00 at December 31, 2010), the company's restricted payments, which include dividends, are limited to $25.0 million per quarter.

Treasury Stock

        The company's board of directors has authorized the company to repurchase shares of the company's common stock through open market trades. The company did not repurchase any shares during 2010 or 2009, and repurchased 22.3 million shares for $501.8 million during 2008. As of December 31, 2010, the company had remaining authorization to repurchase approximately 3.6 million additional shares. The repurchase program does not have an expiration date.

        On June 8, 2008, the company issued 3.9 million shares of its treasury stock pursuant to the acquisition of Recycle South. During 2008 the company issued 8.8 million shares of its treasury stock upon conversion of the remaining $37.3 million of its 4.0% convertible subordinated notes due 2012.

Note 5. Equity-based Incentive Plans

2006 Equity Incentive Plan (2006 Plan)

        The company's stockholders approved the 2006 Plan at the company's annual meeting of stockholders held May 18, 2006. The company reserved 16.0 million shares of common stock for issuance upon exercise of options or grants under the 2006 Plan. At December 31, 2010, there were 2.7 million shares still available for issuance. The 2006 Plan was designed to attract, motivate and retain

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Equity-based Incentive Plans (Continued)

qualified persons that are able to make important contributions to the company's success. To accomplish these objectives, the 2006 Plan provides for awards of equity-based incentives through option grants, restricted stock awards, unrestricted stock awards, stock appreciation rights and performance awards. The company issued 43,300 shares, 157,000 shares, and 14,500 shares of restricted stock and 2.5 million, 1.6 million and 5.6 million options were granted to the 2006 Plan participants during 2010, 2009, and 2008, respectively. No other equity-based incentives were issued pursuant to the 2006 Plan during the three year period ended December 31, 2010.

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

        The estimated weighted-average fair value of the individual options granted on the date of grant was $5.81, $5.14, and $3.12 during 2010, 2009, and 2008, respectively. The aggregate intrinsic value of options exercised was $11.6 million, $26.2 million, and $17.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. The aggregate intrinsic value of options which were exercisable as of December 31, 2010 was $36.4 million. The aggregate intrinsic value of options that are currently outstanding and that are expected to be exercised is $39.1 million. The disclosures related to the effect of equity-based compensation expense for the year ended December 31, 2010, 2009, and 2008, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2010	2009	2008
Volatility(1)	66.4 - 67.0%	67.2 - 67.4%	50.8 - 60.2%
Risk-free interest rate(2)	0.78 - 1.99%	2.1 - 2.2%	2.0 - 3.1%
Dividend yield(3)	2.0 - 2.2%	1.7 - 2.0%	1.0 - 3.6%
Expected life (years)(4)	2.8 - 4.1	2.2 - 3.9	2.2 - 3.9

(1)
The volatility is based on the historical volatility of the company's stock.

(2)
The risk-free interest rate is based on the U.S. Treasury strip rate for the expected life of the option.

(3)
The expected dividend yield is based on the company's latest annualized dividend rate and recent historical market prices of the underlying common stock at the date of grant.

(4)
The expected life in years is determined primarily from historical stock option exercise data.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Equity-based Incentive Plans (Continued)

        Dividends are not paid to holders of unexercised options. The company's combined stock option activity for all plans follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding options as of January 1, 2008	3,409,394	$14.84	$3.95
Granted	5,611,105	8.79	3.12
Exercised	(932,249)	11.87	3.42
Forfeited	(101,569)	25.87	7.13

As of December 31, 2008	7,986,681	10.86	3.40
Granted	1,637,107	15.04	5.14
Exercised	(2,807,898)	5.81	2.57
Forfeited	(326,519)	15.83	5.92

As of December 31, 2009	6,489,371	13.69	5.09
Granted	2,545,932	14.73	5.81
Exercised	(1,414,153)	8.11	2.89
Forfeited	(214,757)	20.35	6.33

As of December 31, 2010	7,406,393	14.91	5.14

        The following table summarizes certain information concerning the company's outstanding options as of December 31, 2010.

Range of Exercise Price	Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding Options	Exercisable Options	Weighted Average Exercise Price Exercisable Options
$0 to $10	1,881,929	2.9	$5.23	1,881,929	$5.23
$10 to $15	2,115,985	3.6	13.80	2,115,985	13.80
$15 to $20	2,169,182	4.0	16.00	983,725	15.93
$20 to $30	764,418	1.7	24.50	764,418	24.50
$30 to $40	474,879	2.4	37.84	474,879	37.84

2008 Executive Incentive Compensation Plan (Executive Plan)

        Pursuant to the company's Executive Plan, certain officers and other senior management members of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company, which vests over a three-year period. A total of 2.5 million shares have been reserved under this plan, which was amended, and approved by stockholders, during 2008. At December 31, 2010, 2.2 million shares under the Executive Plan remained available for issuance. Pursuant to the 2008 and 2003 Executive Plans, shares were awarded with a market value of approximately $3.6 million for the award year 2008 and $208,000 for the award year 2010. No shares were awarded for the award year 2009.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Equity-based Incentive Plans (Continued)

2004 Employee Stock Purchase Plan

        The 2004 Employee Stock Purchase Plan allows eligible employees, at their election, to purchase shares of the company's stock on the open market at fair market value with a designated broker through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees' payroll deductions. The company's total expense for the plan was $299,000, $304,000, and $210,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 6. Derivative Financial Instruments

        The company is exposed to certain risks relating to its ongoing business operations. At times the company utilizes derivative instruments to mitigate commodity margin risk, interest rate risk, and foreign currency exchange rate risk. Forward contracts on various commodities are entered into to manage the price risk associated with forecasted purchases and sales of nonferrous materials (specifically aluminum, copper, nickel and silver) from the company's metals recycling operations. Interest rate swaps are entered into to manage interest rate risk associated with the company's fixed and floating-rate borrowings. Forward exchange contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk as necessary.

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

        Commodity futures contracts.    If the company is "long" on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is "short" on a futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company's

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Derivative Financial Instruments (Continued)

commodity futures contract commitments as of December 31, 2010 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	4,350	MT
Aluminum	Short	3,325	MT
Copper	Long	4,162	MT
Copper	Short	10,478	MT
Nickel	Long	30	MT
Nickel	Short	90	MT
Silver	Long	343	Lbs

        The following summarizes the location and amounts of the fair values reported on the company's balance sheets and gains or losses related to derivatives included in the company's statements of operations as of and for the years ended December 31 (in thousands):

		Fair Value
Balance Sheets, as of December 31		2010	2009
Commodity futures net liability	Accrued expenses	$4,988	$3,113

		Gain (Loss)
Statements of Operations, Years Ended December 31		2010	2009	2008
Commodity futures contracts	Costs of goods sold	$(5,907)	$7,347	$(27,208)
Interest rate swap	Other comprehensive income	—	2,294	(2,294)
Interest rate swap	Other expense	—	(1,350)	—

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Fair Value Measurements (Continued)

        The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2010
Commodity futures—financial assets	$7,052	$—	$7,052	$—
Commodity futures—financial liabilities	12,040	—	12,040	—
2009
Commodity futures—financial assets	3,819	—	3,819	—
Commodity futures—financial liabilities	6,932	—	6,932	—

        The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments.. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, was approximately $2.5 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion) and $2.3 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.2 billion) at December 31, 2010 and 2009, respectively, and was determined based on quoted market prices.

        Certain assets of our idled South Carolina fabrication facility were analyzed for impairment in the fourth quarter of 2010 as discussed in Note 1, resulting in an impairment charge of $12.8 million. The $9.2 million fair value (and new cost basis) was determined utilizing market and cost approaches (Level 2).

Note 8. Commitments and Contingencies

        The company has entered into certain commitments with suppliers which are of a customary nature. Commitments have been entered into relating to future expected requirements for such commodities as fuel, zinc, electricity, natural gas, and natural gas transportation services. Certain commitments contain provisions which require that the company "take or pay" for specified quantities without regard to actual usage for periods of up to 24 months for physical commodity requirements and for up to 10 years for commodity transportation requirements.

        The company's commitments for these agreements with "take or pay" or other similar commitment provisions for the years ending December 31, as follows (in thousands):

2011	$96,277
2012	14,858
2013	1,773
2014	1,737
2015	1,429
Thereafter	6,757

$122,831

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

        The company utilized such "take or pay" requirements during the past three years under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The company purchases its electricity consumed at its Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as "interruptible service" during 2010. The contract also establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        At December 31, 2010, the company has outstanding construction-related commitments of $29.7 million related to ongoing construction of the iron-nugget production facility and potential future mining operations in Hoyt Lakes, Minnesota, steel operations, and metals recycling operations. The company's commitments for operating leases are discussed in Note 11.

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

        On September 17, 2008, we and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act. The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products. Seven additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005, and the present. The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period. In addition, on December 28, 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. The case has been removed to federal court. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting discovery. Although we believe that the lawsuits are without merit and we are aggressively defending these actions, we cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

        On October 25, 2010, our wholly-owned subsidiary, OmniSource Corporation, was indicted by a Grand Jury in Marion County, Indiana, on multiple criminal charges involving the alleged receipt or attempted receipt of stolen property. We believe that these charges, involving certain small dollar amount individual retail scrap metal purchase transactions, are baseless, and we are vigorously defending against these charges. On December 30, 2010, we filed a Motion to Dismiss this indictment, on multiple grounds, and on February 4, 2011, this Motion was argued and is currently under advisement.

        In a related matter, on October 18, 2010, our Indianapolis subsidiary filed a civil lawsuit against the Prosecutor in Marion Superior Court, seeking return of cash seized by the police during that February 2009 raid. In that lawsuit, we claim that the police raid and subsequent proceedings constituted part of a

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

meritless plan by the Marion County Prosecutor to extract money from OmniSource, under a threat of potential civil forfeiture of millions of dollars' worth of OmniSource's property. Consistent with that characterization, the Prosecutor on December 30, 2010, filed a counterclaim to the OmniSource complaint, seeking the civil forfeiture of all of OmniSource's Indianapolis scrap facilities and certain other properties and facilities, as well as the appointment of a receiver and other remedies. On January 6, 2011, we filed a Motion to Strike this counterclaim, which was granted on January 31, 2011. The Prosecutor has filed a Motion to be permitted to refile this Counterclaim, and that Motion will be heard on March 3, 2011. We believe that this counterclaim is without any factual or legal merit, and, if permitted to be refiled, we will aggressively defend this action as well.

        Due to the uncertain nature of litigation, we cannot predict the outcome of any of the foregoing lawsuits or proceedings. An adverse result, however, could have a material adverse effect on our financial condition and profitability. Although we are unable at this time to make any dollar estimate of exposure to loss, if any, in connection with the foregoing matters, and although we may make accruals, if and as warranted, any amounts that we may accrue from time to time could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors.

Note 9. Transactions with Affiliated Companies

        The company sells flat rolled products and occasionally purchases ferrous materials from Heidtman. The president and chief executive officer of Heidtman is a member of the company's board of directors and a stockholder of the company. Transactions with Heidtman for the years ended December 31, are as follows (in thousands):

	2010	2009	2008
Sales	$202,897	$132,272	$291,030
Percentage of consolidated net sales	3%	3%	4%
Accounts receivable	31,544	26,983	47,999
Purchases	18,275	11,864	63,182
Accounts payable	969	468	919

        On September 15, 2009, the company purchased from Heidtman a 32 acre tract of land adjacent to the company's Flat Roll Division in Butler, Indiana, together with a 387,000 square foot building for a purchase price of $9.3 million. Contemporaneously the company purchased from Heidtman equipment located at this site for a purchase price of $18.6 million. Immediately following the acquisition of this property, the company leased the real estate and equipment to Heidtman for a term of five years commencing on September 15, 2009, and terminating on August 31, 2014. Heidtman pays the company a monthly rental for the real estate and for the equipment. The real estate and equipment have been used, and will continue to be used, by Heidtman in its steel processing operations.

        The company also purchases and sells recycled and scrap metal with other smaller affiliated companies. These transactions are as follows (in thousands):

	2010	2009	2008
Sales	$37,057	$16,156	$46,240
Accounts receivable	6,577	3,573	1,922
Purchases	177,166	81,926	217,575
Accounts payable	12,601	6,297	2,732

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Retirement Plans

        The company sponsors several 401(k) retirement savings and profit sharing plans for eligible employees, which are considered "qualified plans" for federal income tax purposes. The company's total expense for the plans was $22.9 million, $5.3 million, and $73.0 million for the years ended December 31, 2010, 2009, and 2008, respectively. The company's profit sharing contribution percentage consists of 2% of consolidated pretax earnings plus a unique percentage of each of the company's operating segments' pretax earnings after allocation of certain corporate expenses. The resulting total contribution was $21.1 million, $2.2 million, and $61.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 11. Leases

        The company has operating leases principally relating to transportation equipment, real estate, and office equipment. Certain leases include escalation clauses, and/or purchase options. The company paid $15.4 million, $15.3 million, and $14.6 million for operating leases, including month-to-month agreements, for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010, future minimum payments for all non-cancelable operating leases with an initial or remaining term of one year or more are as follows (in thousands):

2011	$13,524
2012	10,738
2013	7,668
2014	5,440
2015	4,022
Thereafter	9,553

$50,945

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

For the Year Ended December 31, 2010	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations		Consolidated
Net Sales
External	$3,726,869	$1,966,518	$177,055	$77,742		$—		$5,948,184
External Non-U.S.	103,061	248,870	—	772		—		352,703
Other segments	169,709	963,644	323	9,841		(1,143,517)		—

	3,999,639	3,179,032	177,378	88,355		(1,143,517)		6,300,887

Operating income (loss)	439,795	19,686	(25,056)	(66,189	)(1)	(3,483	)(2)	364,753
Income (loss) before income taxes	363,352	(26,988)	(30,539)	(88,007)		(4,359)		213,459
Depreciation and amortization	112,471	102,027	5,894	4,493		(187)		224,698
Capital expenditures	51,695	55,982	492	28,857		(3,632)		133,394
As of December 31, 2010
Assets	2,385,182	2,420,939	201,513	850,071	(3)	(267,771	)(4)	5,589,934
Liabilities	256,061	400,274	13,063	3,033,908	(5)	(244,501	)(6)	3,458,805

Footnotes related to the twelve months ended December 31, 2010 segment results (in millions):

(1)	Corporate SG&A	$(31.6)	(2)	Margin reduction from intra-company sales	$(3.5)

	Company-wide stock option expense	(12.5)
	Profit sharing	(21.1)
	Other, net	(1.0)

		$(66.2)

(3)	Cash and equivalents	$175.3	(4)	Elimination of intra-company receivables	$(36.0)
	Income taxes receivable	37.3		Deferred income tax elimination	(71.2)
	Property, plant and equipment, net	70.7		Elimination of intra-company debt	(134.8)
	Debt issuance costs	23.3		Other	(25.8)

	Intra-company debt receivable	134.8			$(267.8)

	Deferred income taxes	307.8
	Other	100.9

		$850.1

(5)	Accounts payable	$32.5	(6)	Elimination of intra-company payables	$(36.0)
	Income taxes payable	5.2		Deferred income tax elimination	(72.3)
	Accrued interest	33.7		Elimination of intra-company debt	(134.8)
	Accrued profit sharing	21.5		Other	(1.4)

	Debt	2,341.0			$(244.5)

	Deferred income taxes	529.8
	Other	70.2

		$3,033.9

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

For the Year Ended December 31, 2009	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations		Consolidated
Net Sales
External	$2,443,709	$1,121,803	$156,499	$50,937		$—		$3,772,948
External Non-U.S.	67,394	118,351	—	113		—		185,858
Other segments	95,866	441,979	1,509	5,796		(545,150)		—

	2,606,969	1,682,133	158,008	56,846		(545,150)		3,958,806

Operating income (loss)	196,225	(4,709)	(6,356)	(45,356	)(1)	(20,273	)(2)	119,531
Income (loss) before income taxes	127,701	(42,360)	(11,861)	(68,793)		(22,924)		(18,237)
Depreciation and amortization	104,184	105,627	6,060	5,555		—		221,426
Capital expenditures	68,968	251,695	(473)	12,443		(2,581)		330,052
As of December 31, 2009
Assets	2,236,985	2,276,238	151,512	759,859	(3)	(294,722	)(4)	5,129,872
Liabilities	194,234	412,360	7,778	2,802,696	(5)	(290,461	)(6)	3,126,607

Footnotes related to the twelve months ended December 31, 2009 segment results (in millions):

(1)	Corporate SG&A	$(26.5)	(2)	Margin reduction from intra-company sales	$(20.3)

	Company-wide stock option expense	(13.2)
	Profit Sharing	(2.2)
	Other, net	(3.5)

		$(45.4)

(3)	Income taxes receivable	$137.0	(4)	Elimination of intra-company receivables	$(27.0)
	Property, plant and equipments, net	44.5		Deferred income tax elimination	(85.8)
	Debt issuance costs	24.0		Elimination of intra-company debt	(174.9)
	Intra-company debt receivable	174.9		Other	(7.0)

	Deferred income taxes	307.0			$(294.7)

	Other	72.5

		$759.9

(5)	Accounts payable	37.8	(6)	Elimination of intra-company payables	$(27.0)
	Accrued interest	27.3		Deferred income tax elimination	(88.2)
	Deferred income taxes	504.6		Elimination of intra-company debt	(174.9)
	Debt	2,158.2		Other	(0.4)

	Other	74.8			$(290.5)

		$2,802.7

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

For the Year Ended December 31, 2008	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations		Consolidated
Net Sales
External	$4,809,438	$2,290,769	$374,751	$139,109		$—		$7,614,067
External Non-U.S.	272,258	193,886	—	310		—		466,454
Other segments	318,023	1,207,766	781	1,677		(1,528,247)		—

	5,399,719	3,692,421	375,532	141,096		(1,528,247)		8,080,521

Operating income (loss)	843,030	104,847	17,875	(140,291	)(1)	20,907	(2)	846,368
Income (loss) before income taxes	772,415	81,751	9,428	(149,560)		20,907		734,941
Depreciation and amortization	115,104	81,345	7,616	4,687		—		208,752
Capital expenditures	218,388	179,609	10,731	3,769		—		412,497
As of December 31, 2008
Assets	2,571,068	2,098,098	219,770	468,523	(3)	(103,882	)(4)	5,253,577
Liabilities	198,289	191,285	9,868	3,314,138	(5)	(92,316	)(6)	3,621,264

Footnotes related to the twelve months ended December 31, 2008 segment results (in millions):

(1)	Corporate SG&A	$(45.7)	(2)	Margin reduction from intra-company sales	$20.9

	Company-wide stock option expense	(14.3)
	Profit sharing	(61.7)
	Other, net	(18.6)

		$(140.3)

(3)	Income taxes receivable	$86.3	(4)	Elimination of intra-company receivables	$(23.9)
	Property, plant and equipment, net	20.0		Deferred income tax elimination	(105.0)
	Deferred income taxes	307.8		Other	25.0

	Debt issuance costs	19.4			$(103.9)

	Other	35.0

		$468.5

(5)	Accounts payable	$43.5	(6)	Elimination of intra-company payables	$(23.9)
	Income taxes payable	4.4		Deferred income tax elimination	(97.6)
	Accrued interest	30.4		Other	29.2

	Accrued profit sharing	61.7			$(92.3)

	Deferred income taxes	470.8
	Debt	2,634.2
	Other	69.1

		$3,314.1

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information

        Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company's senior notes due 2012, 2014, 2015, 2016 and 2020. Following are the company's condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements, and notes thereto.

Condensed Consolidating Balance Sheets (in thousands)

As of December 31, 2010	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$173,563	$10,628	$2,322	$—	$186,513
Accounts receivable, net	283,883	614,412	7,282	(283,388)	622,189
Inventories	548,726	487,298	84,183	(6,144)	1,114,063
Other current assets	96,040	9,757	3,444	(32,003)	77,238

Total current assets	1,102,212	1,122,095	97,231	(321,535)	2,000,003
Property, plant and equiment, net	1,110,350	684,118	421,897	(3,032)	2,213,333
Intangible assets, net	—	489,240	—	—	489,240
Goodwill	—	751,675	—	—	751,675
Other assets, including investments in subs	3,069,880	36,617	7,601	(2,978,415)	135,683

Total assets	$5,282,442	$3,083,745	$526,729	$(3,302,982)	$5,589,934

Accounts payable	$127,246	$227,823	$26,015	$(32,483)	$348,601
Accrued expenses	123,498	102,114	8,497	(30,317)	203,792
Current maturities of long-term debt	7,554	325	34,604	(33,559)	8,924

Total current liabilities	258,298	330,262	69,116	(96,359)	561,317
Long-term debt	2,344,399	—	168,278	(134,780)	2,377,897
Other liabilities	586,875	2,158,725	27,072	(2,253,081)	519,591
Redeemable noncontrolling interest	—	—	54,294	—	54,294
Common stock	633	33,901	16,121	(50,022)	633
Treasury stock	(727,624)	—	—	—	(727,624)
Additional paid-in-capital	998,728	117,737	256,905	(374,642)	998,728
Retained earnings	1,821,133	443,120	(49,022)	(394,098)	1,821,133

Total Steel Dynamics, Inc. equity	2,092,870	594,758	224,004	(818,762)	2,092,870
Noncontrolling interests	—	—	(16,035)	—	(16,035)

Total equity	2,092,870	594,758	207,969	(818,762)	2,076,835

Total liabilities and equity	$5,282,442	$3,083,745	$526,729	$(3,302,982)	$5,589,934

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

Condensed Consolidating Balance Sheets (in thousands)

As of December 31, 2009	Parent		Guarantors	Combined Non-Guarantors	Consolidating Adjustments		Total Consolidated
Cash and equivalents	$430		$6,363	$2,215	$—		$9,008
Accounts receivable, net	201,749		461,535	9,217	(245,909)		426,592
Inventories	437,375		368,823	50,376	(3,743)		852,831
Other current assets	177,271		5,954	551	(15,404)		168,372

Total current assets	816,825		842,675	62,359	(265,056)		1,456,803
Property, plant and equiment, net	1,159,215		728,601	368,815	(2,581)		2,254,050
Intangible assets, net	—		533,510	—	—		533,510
Goodwill	—		758,259	—	—		758,259
Other assets, including investments in subs	2,726,175	(1)	326,293	9,415	(2,934,633	)(1)	127,250

Total assets	$4,702,215		$3,189,338	$440,589	$(3,202,270)		$5,129,872

Accounts payable	$87,635		$157,711	$43,567	$(26,628)		$262,285
Accured expenses	86,035		107,375	2,774	(31,090)		165,094
Current maturities of long-term debt	167,832		350	14,907	(14,907)		168,182

Total current liabilities	341,502		265,436	61,248	(72,625)		595,561
Long-term debt	2,001,953		25	238,192	(185,598)		2,054,572
Other liabilities	370,492		2,298,846	29,556	(2,222,420)		476,474
Common stock	629		19,753	7,763	(27,516)		629
Treasury stock	(730,857)		—	—	—		(730,857)
Additional paid-in-capital	972,985		117,753	112,437	(230,190)		972,985
Retained earnings	1,745,511	(1)	487,525	(23,604)	(463,921	)(1)	1,745,511

Total Steel Dynamics, Inc. equity	1,988,268		625,031	96,596	(721,627)		1,988,268
Noncontrolling interests	—		—	14,997	—		14,997

Total equity	1,988,268		625,031	111,593	(721,627)		2,003,265

Total liabilities and equity	$4,702,215		$3,189,338	$440,589	$(3,202,270)		$5,129,872

(1)
The December 31, 2009 the "Parent" balance sheet was adjusted to increase retained earnings to $1,745,511 (from $1,495,771) and other assets, including investments in subsidiaries, to $2,726,175 (from $2,476,435) to reflect undistributed earnings (losses) of certain guarantor and non-guarantor subsidiaries. This adjustment had no impact on previously reported combined non-guarantors or consolidated amounts.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the Year Ended, December 31, 2010	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$2,866,541	$7,067,399	$118,141	$(3,751,194)	$6,300,887
Costs of goods sold	2,467,780	6,701,621	164,400	(3,708,580)	5,625,221

Gross profit (loss)	398,761	365,778	(46,259)	(42,614)	675,666
Selling, general and administrative	98,410	215,723	8,724	(11,944)	310,913

Operating income (loss)	300,351	150,055	(54,983)	(30,670)	364,753
Interest expense, net of capitalized interest	99,639	67,659	13,168	(10,237)	170,229
Other (income) expense, net	(14,629)	(15,123)	(296)	11,113	(18,935)

Income (loss) before income taxes and equity in net income of subsidiaries	215,341	97,519	(67,855)	(31,546)	213,459
Income taxes (benefit)	84,718	36,325	(26,477)	(10,706)	83,860

	130,623	61,194	(41,378)	(20,840)	129,599
Equity in net income of subsidiaries	10,086	—	—	(10,086)	—
Net loss attributable to noncontrolling interests	—	—	11,110	—	11,110

Net income (loss) attributable to Steel Dynamics, Inc.	$140,709	$61,194	$(30,268)	$(30,926)	$140,709

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2009	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$1,790,451	$4,334,533	$54,053	$(2,220,231)	$3,958,806
Costs of goods sold	1,628,271	4,055,388	52,996	(2,176,925)	3,559,730

Gross profit (loss)	162,180	279,145	1,057	(43,306)	399,076
Selling, general and administrative	68,633	208,847	15,057	(12,992)	279,545

Operating income (loss)	93,547	70,298	(14,000)	(30,314)	119,531
Interest expense, net of capitalized interest	83,297	58,049	735	(721)	141,360
Other (income) expense, net	49,255	(55,700)	9	2,844	(3,592)

Income (loss) before income taxes and equity in net income of subsidiaries	(39,005)	67,949	(14,744)	(32,437)	(18,237)
Income taxes (benefit)	(15,438)	26,894	(5,835)	(12,839)	(7,218)

	(23,567)	41,055	(8,909)	(19,598)	(11,019)
Equity in net income of subsidiaries	15,383	—	—	(15,383)	—
Net loss attributable to noncontrolling interests	—	—	2,835	—	2,835

Net income (loss) attributable to Steel Dynamics, Inc.	$(8,184)	$41,055	$(6,074)	$(34,981)	$(8,184)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2008	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,829,864	$9,172,433	$141,316	$(5,063,092)	$8,080,521
Costs of goods sold	3,094,647	8,666,446	153,629	(5,065,460)	6,849,262

Gross profit	735,217	505,987	(12,313)	2,368	1,231,259
Selling, general and administrative	198,311	195,639	9,716	(18,775)	384,891

Operating income (loss)	536,906	310,348	(22,029)	21,143	846,368
Interest expense, net of capitalized interest	72,813	66,177	768	4,816	144,574
Other (income) expense, net	248,247	(282,034)	(222)	862	(33,147)

Income (loss) before income taxes and equity in net income of subsidiaries	215,846	526,205	(22,575)	15,465	734,941
Income taxes (benefit)	81,992	190,383	(8,544)	16,596	280,427

	133,854	335,822	(14,031)	(1,131)	454,514
Equity in net income of subsidiaries	329,532	—	—	(329,532)	—
Net loss attributable to noncontrolling interests	—	—	8,872	—	8,872

Net income (loss) attributable to Steel Dynamics, Inc.	$463,386	$335,822	$(5,159)	$(330,663)	$463,386

(2)
The"Parent" statement of operations for the years ended December 31, 2009 and 2008 were adjusted to change equity in net income of subsidiaries to $15,383 (from $32,146); and to $329,532 (from $321,791), respectively, to reflect in net income (loss) attributable to Steel Dynamics, Inc. the net loss attributable to the noncontrolling interests, and the net income (loss) effect of consolidating adjustments. These adjustments had no impact on previously reported combined non-guarantors or total consolidated amounts.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Year Ended, December 31, 2010	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$262,155	$17,011	$(109,221)	$(638)	$169,307
Net cash provided by (used in) investing activities	(38,811)	(51,414)	(59,491)	638	(149,078)
Financing activities
Issuance of long term debt	554,001	—	110,743	(108,191)	556,553
Repayments of long term debt	(361,383)	14,979	(559)	—	(346,963)
Other	(242,829)	23,690	58,634	108,191	(52,314)

Net cash provided by (used in) financing activities	(50,211)	38,669	168,818	—	157,276

Increase in cash and equivalents	173,133	4,266	106	—	177,505
Cash and equivalents at beginning of period	430	6,362	2,216	—	9,008

Cash and equivalents at end of period	$173,563	$10,628	$2,322	$—	$186,513

For the Year Ended, December 31, 2009	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$261,605	$176,382	$(38,811)	$46,380	$445,556
Net cash provided by (used in) investing activities	(77,069)	(71,998)	(227,459)	2,581	(373,945)
Financing activities
Issuance of long term debt	1,219,500	—	227,831	(178,896)	1,268,435
Repayments of long term debt	(1,699,972)	9,486	(71)		(1,690,557)
Other	294,977	(119,022)	37,396	129,935	343,286

Net cash provided by (used in) financing activities	(185,495)	(109,536)	265,156	(48,961)	(78,836)

Decrease in cash and equivalents	(959)	(5,152)	(1,114)	—	(7,225)
Cash and equivalents at beginning of period	1,389	11,514	3,330	—	16,233

Cash and equivalents at end of period	$430	$6,362	$2,216	$—	$9,008

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2008	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$241,886	$601,520	$1,368	$(74,473)	$770,301
Net cash used in investing activities	(389,485)	(166,347)	(113,402)	—	(669,234)
Financing activities
Issuance of long term debt	2,845,900	—	7,166	(7,166)	2,845,900
Repayments of long term debt	(2,201,670)	(200,363)	—	—	(2,402,033)
Purchase of treasury stock	(501,777)	—	—	—	(501,777)
Other	207	(243,391)	106,135	81,639	(55,410)

Net cash provided by (used in) financing activities	142,660	(443,754)	113,301	74,473	(113,320)

Increase (decrease) in cash and equivalents	(4,939)	(8,581)	1,267	—	(12,253)
Cash and equivalents at beginning of period	6,327	20,096	2,063	—	28,486

Cash and equivalents at end of period	$1,388	$11,515	$3,330	$—	$16,233

Note 14. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010:
Net sales	$1,555,790	$1,632,799	$1,584,164	$1,528,134
Gross profit	210,482	191,984	139,532	133,668
Operating income	132,297	116,635	69,000	46,821
Net income	63,389	46,797	15,355	4,058
Net income attributable to Steel Dynamics, Inc.	64,969	49,207	18,741	7,792
Earnings per share:
Basic	.30	.23	.09	.04
Diluted	.29	.22	.09	.04
2009:
Net sales	$814,650	$792,158	$1,172,196	$1,179,802
Gross profit (loss)	(40,627)	68,837	216,693	154,173
Operating income (loss)	(113,603)	6,284	148,448	78,402
Net income (loss)	(89,774)	(16,521)	68,730	26,546
Net income (loss) attributable to Steel Dynamics, Inc.	(87,862)	(15,991)	69,018	26,651
Earnings (loss) per share:
Basic	(.48)	(.08)	.32	.12
Diluted	(.48)	(.08)	.30	.12

        Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.

  As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, the end of the period covered by this annual report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  Management's report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

(b)
Changes in Internal Control Over Financial Reporting.

  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Our Management's Report on Internal Control Over Financial Reporting, as of December 31, 2010, can be found on page 62 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Ernst & Young LLP, can be found on page 63 of this Form 10-K, each of which is incorporated by reference into this Item 9A.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

        The information required to be furnished pursuant to Item 10 with respect to directors is incorporated herein by reference from the section entitled "Election of Directors" in our Proxy Statement for the 2011 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in our Proxy Statement for the 2011 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                     AND RELATED STOCKHOLDER MATTERS

        The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled "Information on Directors and Executive Officers" in our Proxy Statement for the 2011 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

        Our stockholders approved the Steel Dynamics, Inc. 2006 Equity Incentive Plan (2006 Plan) at our annual meeting of stockholders held May 18, 2006. Our stockholders approved the Steel Dynamics, Inc. 2008 Equity Incentive Compensation Plan (2008 Plan) at our annual meeting of stockholders held May 22, 2008. The following table summarizes information about our equity compensation plans at December 31, 2010:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,529,374	$14.97	4,885,044
Equity compensation plans not approved by security holders	—	—	—

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2011 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2011 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

1.
Financial Statements:

    See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 8 and described in the Index on page 61 of this Report.

  2.
  Financial Statement Schedules: All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)
Exhibits:

Articles of Incorporation
3.1a
Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1a in our Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.
3.1b
Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective March 27, 2008, increasing the authorized common shares to 400 million, incorporated herein by reference from Quarterly Report on Form 10-Q, filed May 7, 2008.
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
4.14
Indenture relating to our issuance of $350 million of 7 5/8% Senior Notes due 2020, dated as of March 17, 2010, between Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.14 to our Form 8-K filed March 18, 2010.
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
10.3c	Amendment No. 4 to our Amended and Restated Credit Agreement, dated June 12, 2009, incorporated herein by reference from Exhibit 10.3c to our 8-K filed June 21, 2009.
10.3d	Amendment No. 5 to our Amended and Restated Credit Agreement, dated April 26, 2010, incorporated herein by reference from Exhibit 10.3d to our 8-K filed April 27, 2010.
10.3e*	Amendment No. 6 to our Amended and Restated Credit Agreement, dated January 21, 2011, included in this Form 10-K as Exhibit 10.3e.
10.6	Agreement and Plan of Merger among The Techs Holdings, Inc. and Steel Dynamics, Inc., dated as of June 6, 2007, incorporated herein by reference from Exhibit 10.6 to our 8-K filed July 6, 2007.
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
10.25	†	2004 Employee Stock Purchase Plan, approved by stockholders on May 20, 2004, incorporated herein by reference from our Exhibit 10.25 to our 2004 Annual Report on Form 10-K, filed March 4, 2005.
10.41	†	2006 Equity Incentive Plan, approved by stockholders on May 18, 2006, incorporated herein by reference from our Form 10-K filed February 26, 2007.
10.42	†	2008 Executive Incentive Compensation Plan, approved by stockholders on May 22, 2008, incorporated herein by reference to our May 22, 2008 Notice of Annual Meeting of Stockholders filed April 3, 2008.
Other
12.1	*	Computation of Ratio of Earnings to Fixed Charges
21.1	*	List of our Subsidiaries
23.1	*	Consent of Ernst & Young LLP.
24.1		Powers of attorney (see signature page on page 108 of this Report).
Executive Officer Certifications
31.1	*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Document
101.PRE*	XBRL Taxonomy Presentation Document

*
Filed concurrently herewith

†
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2011

STEEL DYNAMICS, INC.
By:	/s/ KEITH E. BUSSE Keith E. Busse Chairman and Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Keith E. Busse and Theresa E. Wagler, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2010 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2010 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ KEITH E. BUSSE Keith E. Busse	Chairman & Chief Executive Officer and Director (Chief Executive Officer)	February 23, 2011
/s/ THERESA E. WAGLER Theresa E. Wagler	Executive Vice President and Chief Financial Officer (Chief Financial Officer)	February 23, 2011
/s/ MARK D. MILLETT Mark D. Millett	Executive Vice President and Director	February 23, 2011
/s/ RICHARD P. TEETS, JR. Richard P. Teets, Jr.	Executive Vice President and Director	February 23, 2011

Signatures	Title	Date

/s/ JOHN C. BATES John C. Bates	Director	February 23, 2011
/s/ PAUL EDGERLEY Paul Edgerley	Director	February 23, 2011
/s/ RICHARD J. FREELAND Richard J. Freeland	Director	February 23, 2011
/s/ DR. JÜRGEN KOLB Dr. Jürgen Kolb	Director	February 23, 2011
/s/ JOSEPH D. RUFFOLO Joseph D. Ruffolo	Director	February 23, 2011
/s/ DR. FRANK BYRNE Dr. Frank Byrne	Director	February 23, 2011
/s/ JAMES C. MARCUCCILLI James C. Marcuccilli	Director	February 23, 2011
/s/ GABRIEL L. SHAHEEN Gabriel L. Shaheen	Director	February 23, 2011