Form 10-Q
period 2011-03-31
STEEL DYNAMICS INC
filed 2011-05-06
CIK 1022671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, Registrant had 218,414,086 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets

Current assets
Cash and equivalents	$160,810	$186,513
Accounts receivable, net	828,514	584,068
Accounts receivable-related parties	55,423	38,121
Inventories	1,186,168	1,114,063
Deferred income taxes	21,007	20,684
Income taxes receivable	6,285	37,311
Other current assets	18,913	19,243
Total current assets	2,277,120	2,000,003

Property, plant and equipment, net	2,187,698	2,213,333

Restricted cash	21,448	23,132
Intangible assets, net	479,480	489,240
Goodwill	750,029	751,675
Other assets	111,830	112,551
Total assets	$5,827,605	$5,589,934

Liabilities and Equity
Current liabilities
Accounts payable	$437,531	$335,031
Accounts payable-related parties	15,883	13,570
Income taxes payable	19,640	5,227
Accrued expenses	199,211	175,041
Accrued profit sharing	16,163	23,524
Current maturities of long-term debt	1,216	8,924
Total current liabilities	689,644	561,317

Long-term debt
7 3/8% senior notes, due 2012	700,000	700,000
5.125% convertible senior notes, due 2014	287,500	287,500
6 ¾% senior notes, due 2015	500,000	500,000
7 ¾% senior notes, due 2016	500,000	500,000
7 5/8% senior notes, due 2020	350,000	350,000
Other long-term debt	40,780	40,397
	2,378,280	2,377,897

Deferred income taxes	469,043	457,432
Other liabilities	62,944	62,159
Commitments and contingencies

Redeemable noncontrolling interest	54,294	54,294

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 254,642,621 and 254,002,799 shares issued; and 218,303,530 and 217,574,826 shares outstanding, as of March 31, 2011 and December 31, 2010, respectively	635	633
Treasury stock, at cost; 36,339,091 and 36,427,973 shares, as of March 31, 2011 and December 31, 2010, respectively	(725,849)	(727,624)
Additional paid-in capital	1,010,698	998,728
Retained earnings	1,905,207	1,821,133
Total Steel Dynamics, Inc. equity	2,190,691	2,092,870
Noncontrolling interests	(17,291)	(16,035)
Total equity	2,173,400	2,076,835
Total liabilities and equity	$5,827,605	$5,589,934

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Net sales
Unrelated parties	$1,941,664	$1,496,082
Related parties	74,305	59,708
Total net sales	2,015,969	1,555,790

Costs of goods sold	1,720,215	1,345,308
Gross profit	295,754	210,482

Selling, general and administrative expenses	65,141	57,160
Profit sharing	15,203	9,444
Amortization of intangibles	10,084	11,581
Total selling, general and administrative expenses	90,428	78,185

Operating income	205,326	132,297

Interest expense, net of capitalized interest	43,346	37,515
Other income, net	(4,567)	(3,081)
Income before income taxes	166,547	97,863

Income taxes	62,317	34,474

Net income	104,230	63,389

Net loss attributable to noncontrolling interests	1,673	1,580

Net income attributable to Steel Dynamics, Inc.	$105,903	$64,969

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$.49	$.30

Weighted average common shares outstanding	217,992	216,284

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.46	$.29

Weighted average common shares and share equivalents outstanding	236,224	234,659

Dividends declared per share	$.100	$.075

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Operating activities:
Net income	$104,230	$63,389

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,746	56,272
Equity-based compensation	3,710	2,769
Deferred income taxes	12,935	8,468
(Gain) loss on disposal of property, plant and equipment	(43)	956
Changes in certain assets and liabilities:
Accounts receivable	(261,748)	(223,140)
Inventories	(72,107)	(48,058)
Other assets	3,382	940
Accounts payable	94,175	118,217
Income taxes receivable/payable	45,439	37,133
Accrued expenses	19,218	55,796
Net cash provided by operating activities	3,937	72,742

Investing activities:
Purchases of property, plant and equipment	(18,693)	(30,684)
Other investing activities	(1,143)	504
Net cash used in investing activities	(19,836)	(30,180)

Financing activities:
Issuance of current and long-term debt	5,126	544,550
Repayment of current and long-term debt	(7,325)	(351,330)
Debt issuance costs	—	(6,538)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	8,296	3,454
Contributions from noncontrolling investors, net	417	—
Dividends paid	(16,318)	(16,200)
Net cash provided by (used in) financing activities	(9,804)	173,936

Increase (decrease) in cash and equivalents	(25,703)	216,498
Cash and equivalents at beginning of period	186,513	9,008

Cash and equivalents at end of period	$160,810	$225,506

Supplemental disclosure information:
Cash paid for interest	$15,110	$3,769
Cash paid (received) for federal and state income taxes, net	$1,520	$(13,010)

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 59% and 63% of the company’s external net sales during the three-month periods ended March 31, 2011 and 2010, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations primarily are composed of the company’s steel scrap procurement and processing locations, operated through the company’s wholly-owned subsidiary, OmniSource Corporation (OmniSource), as well as Iron Dynamics (IDI), the company’s liquid pig iron facility. In addition, the impact related to the ongoing start-up of the Mesabi Nugget ironmaking facility and future mining operations, both in Hoyt Lakes, Minnesota is also included in this segment. Metals recycling and ferrous resources operations accounted for approximately 37% and 34% of the company’s external net sales during the three-month periods ended March 31, 2011 and 2010, respectively.

Steel Fabrication Operations.  Steel fabrication operations represent the company’s New Millennium Building Systems plants located throughout the United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 3% and 2% of the company’s external net sales during the three-month periods ended March 31, 2011 and 2010, respectively.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Goodwill.  The company’s goodwill is allocated to the following reporting units at March 31, 2011 and December 31, 2010, (in thousands):

	March 31,	December 31,
	2011	2010
OmniSource — Metal Recycling/Ferrous Resources Segment	$576,280	$577,926
The Techs — Steel Segment	142,783	142,783
Roanoke Bar Division — Steel Segment	29,041	29,041
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$750,029	$751,675

OmniSource goodwill decreased $1.6 million from December 31, 2010 to March 31, 2011 in recognition of the 2011 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options and dilutive shares related to the company’s 5.125% convertible senior notes and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 1.2 million and 1.3 million shares were anti-dilutive at March 31, 2011 and 2010, respectively.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended March 31,
	2011			2010
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$105,903	217,992	$.49	$64,969	216,284	$.30
Dilutive stock option effect	—	1,850		—	1,993
5.125% convertible senior notes	2,358	16,382		2,377	16,382
Diluted earnings per share	$108,261	236,224	$.46	$67,346	234,659	$.29

Note 3.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$624,445	$589,859
Supplies	235,421	231,816
Work-in-progress	96,975	94,346
Finished goods	229,327	198,042
Total inventories	$1,186,168	$1,114,063

Note 4. Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity attributable to the noncontrolling interests (in thousands):

		Stockholders of Steel Dynamics, Inc.
	Total	Common	Additional Paid-In	Retained	Treasury	Noncontrolling
	Equity	Stock	Capital	Earnings	Stock	Interests

Balances at January 1, 2011	$2,076,835	$633	$998,728	$1,821,133	$(727,624)	$(16,035)
Proceeds from the exercise of stock options, including related tax effect	8,296	2	8,294	—	—	—
Dividends declared	(21,829)	—	—	(21,829)	—	—
Equity-based compensation and issuance of restricted stock	5,451	—	3,676	—	1,775	—
Contributions from noncontrolling investors	597	—	—	—	—	597
Distributions to noncontrolling investor	(180)	—	—	—	—	(180)
Net and comprehensive income (loss)	104,230	—	—	105,903	—	(1,673)
Balances at March 31, 2011	$2,173,400	$635	$1,010,698	$1,905,207	$(725,849)	$(17,291)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. At times the company utilizes derivative instruments to mitigate commodity margin risk, interest rate risk, and foreign currency exchange rate risk. Forward contracts on various commodities are entered into to manage the price risk associated with forecasted purchases and sales of nonferrous materials (specifically aluminum, copper, nickel and silver) from the company’s metals recycling operations. Interest rate swaps are entered into to manage interest rate risk associated with the company’s fixed and floating-rate borrowings. Forward exchange contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk as necessary.

Cash Flow Hedging Strategy.  For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate borrowings). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), or hedge components excluded from the assessment of effectiveness, are recognized in the statement of income during the current period.

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity.  The following summarizes the company’s commodity futures contract commitments as of March 31, 2011 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	3,250	MT
Aluminum	Short	2,500	MT
Copper	Long	6,895	MT
Copper	Short	9,412	MT
Silver	Long	343	Lbs
Silver	Short	343	Lbs

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of March 31, 2011 and December 31, 2010, and for the three-month periods ended March 31, 2011 and 2010 (in thousands):

		Fair Value
Balance Sheets		March 31, 2011	December 31, 2010
Commodity futures net asset	Other current assets	$4,536	$—
Commodity futures net liability	Accrued expenses	—	4,988

		Gain for Three Months Ended
Statements of Operations		March 31, 2011	March 31, 2010
Commodity futures contracts	Costs of goods sold	$2,923	$1,931

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2011, and December 31, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Commodity futures — financial assets	$5,854	$—	$5,854	$—
Commodity futures — financial liabilities	1,318	—	1,318	—

December 31, 2010
Commodity futures — financial assets	7,052	—	7,052	—
Commodity futures — financial liabilities	12,040	—	12,040	—

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, was approximately $2.6 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion) and $2.5 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion) at March 31, 2011, and December 31, 2010, respectively, and was based on quoted market prices.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Commitments and Contingencies

On September 17, 2008, the company and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act. The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products.  Seven additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005, and the present. The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period.  In addition, on December 28, 2010, the company and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. Defendants removed the case to federal court and are seeking to transfer it to and to consolidate it with the cases pending in the Northern District of Illinois, but Plaintiff is seeking to have the case remanded back to the Tennessee state court. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.

On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting discovery. Although the company believes that the lawsuits are without merit and we are aggressively defending these actions, it cannot presently predict the outcome of this litigation or make any judgment with respect to its potential exposure, if any.

On October 25, 2010, the company’s wholly-owned indirect subsidiary, OmniSource Indianapolis LLC, was indicted by a Grand Jury in Marion, County, Indiana, on multiple criminal charges, some involving the alleged receipt or attempted receipt of stolen property, and some asserting various “Corrupt Business Influence” racketeering charges pursuant to Indiana’s RICO statute.  A week earlier, the company had initiated a civil (replevin) lawsuit against the Marion County Prosecutor, seeking the return of a sum of cash unlawfully seized by the police during a 2009 search of our Indianapolis facilities.

In the company’s lawsuit against the Prosecutor, the company maintained that the police action and the conduct of the Prosecutor, subsequently evidenced by the criminal and related civil proceedings against us, constituted part of a meritless plan to extract money from OmniSource, under a threat of potential civil forfeiture of millions of dollars’ worth of the company’s property.  And, as the company expected, on December 30, 2010, the Prosecutor, based upon what the company believed to be meritless “Corrupt Business Influence” charges in the criminal proceeding, filed a counterclaim to the company’s replevin complaint, seeking the forfeiture of all of the company’s Indianapolis scrap facilities and certain other valuable properties, as well as other remedies.

The company maintained from the outset that these charges, all of them involving small dollar individual retail scrap metal transactions, were baseless, and the company promptly initiated a vigorous defense.  On December 30, 2010, the company filed a Motion to Dismiss all counts of the indictment, on multiple grounds.  On February 4, 2011, after briefing by the parties, the company’s Motion was argued, and on May 4, 2011, the Judge of the Marion Superior Court ruled on the company’s Motion, dismissing all of the Corrupt Business Influence (racketeering) charges, while leaving for trial a total of only five “attempted receipt of stolen property” charges with a combined total retail value of less than $200, each of which, even upon a conviction, carries a maximum $10,000 fine.  The company believes that the dismissal of the Corrupt Business Influence charges eviscerates the basis of the Prosecutor’s civil forfeiture counterclaim, and the company will take all necessary further action in that regard.  In addition, the company will continue to defend as well against the remaining minor, but what the company believes are equally baseless attempted receipt of stolen property charges.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Segment Information

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

The company’s operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment and intra-company sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2010, for more information related to the company’s segment reporting. The company’s segment results for the three-month periods ended March 31, 2011 and 2010 are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
March 31, 2011	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,146,489	$672,341	$52,079	$25,524		$—		$1,896,433
External Non-U.S.	48,575	70,824	—	137		—		119,536
Other segments	51,946	365,250	573	2,471		(420,240)		—
	1,247,010	1,108,415	52,652	28,132		(420,240)		2,015,969
Operating income (loss)	192,955	39,490	(2,883)	(24,256	)(1)	20	(2)	205,326
Income (loss) before income taxes	172,709	29,084	(4,445)	(30,742)		(59)		166,547
Depreciation and amortization	27,193	24,914	1,502	1,188		(51)		54,746
Capital expenditures	7,279	10,251	532	631				18,693

As of March 31, 2011
Assets	2,553,428	2,522,940	205,650	792,356	(3)	(246,769	)(4)	5,827,605
Liabilities	277,973	485,117	13,198	3,060,121	(5)	(236,498	)(6)	3,599,911

Footnotes related to March 31, 2011 segment results (in millions):

(1)	Corporate SG&A	$(9.3)
	Company-wide stock option expense	(3.7)
	Profit sharing	(13.3)
	Other, net	2.0
		$(24.3)

(2)	Margin impact from intra-company sales	$(0.02)

(3)	Cash and equivalents	$149.9
	Property, plant and equipment, net	69.0
	Debt issuance costs, net	22.9
	Intra-company debt receivable	147.4
	Deferred income taxes	308.4
	Other	94.8
		$792.4

(4)	Elimination of intra-company receivables	$(42.0)
	Deferred income tax elimination	(46.5)
	Elimination of intra-company debt	(147.4)
	Other	(10.9)
		$(246.8)

(5)	Accounts payable	$41.7
	Income taxes payable	19.6
	Accrued interest	61.8
	Accrued profit sharing	13.6
	Debt	2,341.0
	Deferred income taxes	515.5
	Other	66.9
		$3,060.1

(6)	Elimination of intra-company payables	$(42.0)
	Elimination of intra-company debt	(147.4)
	Deferred income tax elimination	(46.5)
	Other	(0.6)
		$(236.5)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (continued)

For the three months ended		Metals Recycling /	Steel Fabrication
March 31, 2010	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$943,218	$475,417	$23,961	$27,078		$—		$1,469,674
External Non-U.S.	29,349	56,646	—	121		—		86,116
Other segments	39,929	224,240	37	2,219		(266,425)		—
	1,012,496	756,303	23,998	29,418		(266,425)		1,555,790
Operating income (loss)	134,738	24,134	(6,580)	(18,875	)(1)	(1,120	)(2)	132,297
Income (loss) before income taxes	117,888	13,413	(7,756)	(23,923)		(1,759)		97,863
Depreciation and amortization	28,160	25,684	1,373	1,082		(27)		56,272
Capital expenditures	12,071	17,676	107	1,468		(638)		30,684
As of March 31, 2010
Assets	2,365,971	2,374,955	162,304	1,006,296	(3)	(327,404	)(4)	5,582,122
Liabilities	272,136	521,034	8,083	3,044,426	(5)	(321,452	)(6)	3,524,227

Footnotes related to March 31, 2010 segment results (in millions):

(1)	Corporate SG&A	$(9.5)
	Company-wide stock option expense	(2.3)
	Profit sharing	(8.5)
	Other, net	1.4
		$(18.9)

(2)	Margin impact from intra-company sales	$(1.1)

(3)	Cash and equivalents	$218.1
	Income taxes receivable	125.0
	Property, plant and equipment, net	45.4
	Debt issuance costs, net	28.7
	Intra-company debt receivable	209.8
	Deferred income taxes	307.0
	Other	72.3
		$1,006.3

(4)	Elimination of intra-company receivables	$(36.6)
	Deferred taxes elimination	(71.7)
	Elimination of intra-company debt	(209.8)
	Other	(9.3)
		$(327.4)

(5)	Accounts payable	$39.0
	Income taxes payable	30.7
	Accrued interest	62.3
	Accrued profit sharing	8.7
	Debt	2,341.2
	Deferred income taxes	497.6
	Other	64.9
		$3,044.4

(6)	Elimination of intra-company payables	$(37.1)
	Elimination of intra-company debt	(209.8)
	Deferred income tax elimination	(74.1)
	Other	(0.5)
		$(321.5)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior notes due 2012, 2014, 2015, 2016, and 2020. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of March 31, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$147,752	$8,976	$4,082	$—	$160,810
Accounts receivable, net	372,097	790,087	16,465	(294,712)	883,937
Inventories	592,672	524,191	75,817	(6,512)	1,186,168
Other current assets	65,268	10,723	1,927	(31,713)	46,205
Total current assets	1,177,789	1,333,977	98,291	(332,937)	2,277,120
Property, plant and equiment, net	1,094,612	673,400	422,668	(2,982)	2,187,698
Intangible assets, net	—	479,480	—	—	479,480
Goodwill	—	750,029	—	—	750,029
Other assets, including investments in subs	3,142,781	35,919	7,333	(3,052,755)	133,278
Total assets	$5,415,182	$3,272,805	$528,292	$(3,388,674)	$5,827,605

Accounts payable	$150,051	$316,205	$26,728	$(39,570)	$453,414
Accrued expenses	155,856	95,292	7,881	(24,015)	235,014
Current maturities of long-term debt	423	313	19,273	(18,793)	1,216
Total current liabilities	306,330	411,810	53,882	(82,378)	689,644
Long-term debt	2,344,290	—	197,025	(163,035)	2,378,280
Other liabilities	573,871	2,223,528	27,612	(2,293,024)	531,987

Redeemable noncontrolling interest	—	—	54,294	—	54,294

Common stock	635	33,896	16,121	(50,017)	635
Treasury stock	(725,849)	—	—	—	(725,849)
Additional paid-in-capital	1,010,698	117,737	258,058	(375,795)	1,010,698
Retained earnings	1,905,207	485,834	(61,409)	(424,425)	1,905,207
Total Steel Dynamics, Inc. equity	2,190,691	637,467	212,770	(850,237)	2,190,691
Noncontrolling interests	—	—	(17,291)	—	(17,291)
Total equity	2,190,691	637,467	195,479	(850,237)	2,173,400
Total liabilities and equity	$5,415,182	$3,272,805	$528,292	$(3,388,674)	$5,827,605

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (continued)

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of December 31, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$173,563	$10,628	$2,322	$—	$186,513
Accounts receivable, net	283,883	614,412	7,282	(283,388)	622,189
Inventories	548,726	487,298	84,183	(6,144)	1,114,063
Other current assets	96,040	9,757	3,444	(32,003)	77,238
Total current assets	1,102,212	1,122,095	97,231	(321,535)	2,000,003
Property, plant and equiment, net	1,110,350	684,118	421,897	(3,032)	2,213,333
Intangible assets, net	—	489,240	—	—	489,240
Goodwill	—	751,675	—	—	751,675
Other assets, including investments in subs	3,069,880	36,617	7,601	(2,978,415)	135,683
Total assets	$5,282,442	$3,083,745	$526,729	$(3,302,982)	$5,589,934

Accounts payable	$127,246	$227,823	$26,015	$(32,483)	$348,601
Accrued expenses	123,498	102,114	8,497	(30,317)	203,792
Current maturities of long-term debt	7,554	325	34,604	(33,559)	8,924
Total current liabilities	258,298	330,262	69,116	(96,359)	561,317
Long-term debt	2,344,399	—	168,278	(134,780)	2,377,897
Other liabilities	586,875	2,158,725	27,072	(2,253,081)	519,591

Redeemable noncontrolling interest	—	—	54,294	—	54,294

Common stock	633	33,901	16,121	(50,022)	633
Treasury stock	(727,624)	—	—	—	(727,624)
Additional paid-in-capital	998,728	117,737	256,905	(374,642)	998,728
Retained earnings	1,821,133	443,120	(49,022)	(394,098)	1,821,133
Total Steel Dynamics, Inc. equity	2,092,870	594,758	224,004	(818,762)	2,092,870
Noncontrolling interests	—	—	(16,035)	—	(16,035)
Total equity	2,092,870	594,758	207,969	(818,762)	2,076,835
Total liabilities and equity	$5,282,442	$3,083,745	$526,729	$(3,302,982)	$5,589,934

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$912,817	$2,301,547	$47,522	$(1,245,917)	$2,015,969
Costs of goods sold	729,541	2,165,378	57,595	(1,232,299)	1,720,215
Gross profit	183,276	136,169	(10,073)	(13,618)	295,754
Selling, general and administrative	36,664	55,893	2,122	(4,251)	90,428
Operating income	146,612	80,276	(12,195)	(9,367)	205,326
Interest expense, net of capitalized interest	25,696	17,262	2,314	(1,926)	43,346
Other (income) expense, net	(3,179)	(2,675)	(718)	2,005	(4,567)
Income before income taxes and equity in net income of subsidiaries	124,095	65,689	(13,791)	(9,446)	166,547
Income taxes	40,929	24,904	43	(3,559)	62,317
	83,166	40,785	(13,834)	(5,887)	104,230
Equity in net income of subsidiaries	22,737	—	—	(22,737)	—
Net loss attributable to noncontrolling interests	—	—	1,673	—	1,673
Net income attributable to Steel Dynamics, Inc.	$105,903	$40,785	$(12,161)	$(28,624)	$105,903

For the three months ended,				Combined	Consolidating		Total
March 31, 2010	Parent		Guarantors	Non-Guarantors	Adjustments		Consolidated
Net sales	$727,033		$1,732,431	$31,410	$(935,084)		$1,555,790
Costs of goods sold	607,982		1,622,755	39,456	(924,885)		1,345,308
Gross profit	119,051		109,676	(8,046)	(10,199)		210,482
Selling, general and administrative	28,891		50,047	2,347	(3,100)		78,185
Operating income (loss)	90,160		59,629	(10,393)	(7,099)		132,297
Interest expense, net of capitalized interest	21,847		15,181	2,111	(1,624)		37,515
Other (income) expense, net	(2,784)		(2,850)	290	2,263		(3,081)
Income (loss) before income taxes and equity in net income of subsidiaries	71,097		47,298	(12,794)	(7,738)		97,863
Income taxes (benefit)	23,986		17,573	(4,796)	(2,289)		34,474
	47,111		29,725	(7,998)	(5,449)		63,389
Equity in net income of subsidiaries	17,858	(1)	—	—	(17,858	)(1)	—
Net loss attributable to noncontrolling interests	—		—	1,580	—		1,580
Net income (loss) attributable to Steel Dynamics, Inc.	$64,969		$29,725	$(6,418)	$(23,307)		$64,969

(1)  The Parent Statement of Operations for the three-month period ended March 31, 2010, was adjusted to change Equity in Net Income of Subsidiaries to $17,858 (from $21,727) to reflect in net income attributable to Steel Dynamics, Inc. the net loss attributable to the noncontrolling interests, and the net loss effect of consolidating adjustments. These adjustments had no impact on previously reported combined non-guarantors or total consolidated amounts.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$53,478	$(39,355)	$(10,152)	$—	$3,971
Net cash used in investing activities	(5,843)	(10,554)	(3,439)	—	(19,836)
Net cash provided by (used in) financing activities	(73,446)	48,257	15,351	—	(9,838)
Increase (decrease) in cash and equivalents	(25,811)	(1,652)	1,760	—	(25,703)
Cash and equivalents at beginning of period	173,563	10,628	2,322	—	186,513
Cash and equivalents at end of period	$147,752	$8,976	$4,082	$—	$160,810

For the three months ended,			Combined	Consolidating	Total
March 31, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$102,341	$(3,071)	$(26,202)	$(326)	$72,742
Net cash used in investing activities	(43,621)	(8,855)	21,970	326	(30,180)
Net cash provided by financing activities	156,810	12,833	4,293	—	173,936
Increase in cash and equivalents	215,530	907	61	—	216,498
Cash and equivalents at beginning of period	430	6,363	2,215	—	9,008
Cash and equivalents at end of period	$215,960	$7,270	$2,276	$—	$225,506

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in domestic and global economies, conditions in the steel and recycled metals marketplaces, our revenue, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Such predictive statements are not guarantees of future performance, and actual results could differ materially from our current expectations. Factors that could cause such predictive statements to turn out other than as anticipated or predicted include, among others: the effects of a prolonged recession resulting in a decrease of  demand for our products; cyclical changes in market supply and demand  for steel and recycled metals consumption; the impact of price competition, whether domestic or the result of foreign imports; risks and uncertainties involving new products or new technologies; changes in the availability or cost of steel scrap or substitute materials; increases in energy costs; occurrence of unanticipated equipment failures and plant outages; labor unrest; and the effect of the elements on production or consumption.

More specifically, we refer you to the sections titled Special Note Regarding Forward-Looking Statements and Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010, as well as in other reports which we file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. These reports are available publicly on the SEC web site, www.sec.gov, and on our web site, www.steeldynamics.com. Forward-looking or predictive statements we make are based upon information and assumptions, concerning our businesses and the environments in which they operate, which we consider reasonable as of the date on which these statements are made.  Due to the foregoing risks and uncertainties however, as well as, matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report. We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

Net income was $105.9 million, or $.46 per diluted share, during the first quarter of 2011, compared with net income of $65.0 million, or $.29 per diluted share, during the first quarter of 2010, and compared with net income of $7.8 million, or $0.04 per diluted share, during the fourth quarter of 2010. Our net sales increased $460.2 million , or 30%, to $2.0 billion in the first quarter of 2011 versus the first quarter of 2010, and our first quarter 2011 net sales increased $487.8 million , or 32% versus the fourth quarter of 2010. Our gross profit percentage was 15% during the first quarter of 2011 as compared to 14% for the first quarter of 2010, and 9% for the fourth quarter of 2010.

During the first quarter of 2011, our gross margin and our operating income margin percentages increased 1% and 2%, respectively, compared to the first quarter of 2010, and 6% and 7%, respectively, compared to the fourth quarter of 2010. The improvements for the first quarter 2010 versus the fourth quarter 2010 were primarily the result of increased shipping volumes and metal spreads within our steel operations and metals recycling operations. We have continued to experience improved demand in most of our markets, with non-residential construction continuing to be the notable exception. We currently anticipate overall relative steady demand and pricing in our markets in the second quarter.

Segment Operating Results 2011 vs. 2010 (dollars in thousands)

	Three Months Ended			Fourth	Linked
	March 31,			Quarter	Quarter
	2011	% Change	2010	2010	% Change

Net sales
Steel	$1,247,010	23%	$1,012,496	$966,828	29%
Metals recycling and ferrous resources	1,108,415	47%	756,303	769,682	44%
Steel fabrication	52,652	119%	23,998	57,193	(8)%
Other	28,132	(4)%	29,418	18,103	55%
	2,436,209		1,822,215	1,811,806
Intra-company	(420,240)		(266,425)	(283,672)
Consolidated	$2,015,969	30%	$1,555,790	$1,528,134	32%

Operating income (loss)
Steel	$192,955		$134,738	$88,710
Metals recycling and ferrous resources	39,490		24,134	(12,464)
Steel fabrication	(2,883)		(6,580)	(13,269)
Other	(24,256)		(18,875)	(15,713)
	205,306		133,417	47,264
Eliminations	20		(1,120)	(443)
Consolidated	$205,326		$132,297	$46,821

Steel Operations

Steel Operations.  Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. In the first quarters of 2011 and 2010, our steel operations accounted for 59% and 63%, respectively, of our external net sales, and accounted for 60% of our external net sales in the fourth quarter of 2010. Operating income for steel operations increased $58.2 million or 43%, to $193.0 million in the first quarter of 2011 compared to the first quarter of 2010, and increased $104.2 million, or 118%, on a linked-quarter basis. The increases in the first quarter 2011 versus the first quarter 2010 and fourth quarter 2010 were due primarily to improved margins, as the increase in steel selling prices, particularly in sheet steel products, was greater than the increase in the cost of steel scrap consumed during the quarter. Steel operations shipping volumes for the respective periods were as follows:

	Three Months Ended				Fourth
	March 31,				Quarter
	2011		2010		2010
Shipments (net tons)
Flat Roll Division	709,614		749,258		649,019
The Techs	200,724		210,545		146,149
Sheet products	910,338	68%	959,803	73%	795,168	65%

Structural and Rail Division	190,661		155,349		158,683
Engineered Bar Products Division	159,015		125,059		161,220
Roanoke Bar Division	121,305		109,186		140,866
Steel of West Virginia	72,056		53,405		61,727
Long products	543,037	40%	442,999	34%	522,496	43%

Total shipments	1,453,375		1,402,802		1,317,664
Intra-company and segment	(109,973)	(8)%	(81,953)	(6)%	(94,041)	(8)%
External shipments	1,343,402		1,320,849		1,223,623

Sheet Products.  Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. During the first quarter of 2011, our sheet operations represented 64% of our steel segment’s operating income, as compared to 77% in the first quarter of 2010. The decrease in the percentage in the first quarter of 2011 from the same quarter in 2010 is due primarily to the improved profitability of the Engineered Bar Products and Structural and Rail divisions during the first quarter of 2011 relative to the segment as a whole.

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

Net sales for the segment increased by $234.5 million, or 23%, compared to the first quarter of 2010, and increased $280.2 million, or 29%, on a linked-quarter basis. First quarter 2011 total shipments were up 4% in total compared to the same period in 2010 due primarily to the improved markets for our long products, with increased automotive and heavy machinery demand, causing a 23% increase in shipments. Linked-quarter total shipments increased 10%, driven by sheet products which increased 14%, with long products shipments increasing 4%. Recent order entry and backlogs for sheet products have leveled somewhat from early in the first quarter, but we anticipate sustained strength in these markets into the second quarter. In addition, we are seeing continued improvement in the markets for our long products, particularly within special bar quality steel. The automotive, transportation, energy, industrial, agricultural, and construction equipment industries continue to rebound. Our first quarter 2011 average steel operations’ selling price per ton shipped, including intra-company shipments, increased $153 compared with the first quarter of 2010 and $135 compared with the fourth quarter of 2010. In sheet products, our first quarter 2011 average selling price per ton shipped increased $138 per ton compared with the first quarter of 2010 and $152 on a linked-quarter basis. Long products average selling prices increased $169 per ton compared with the first quarter of 2010 and $107 on a linked-quarter basis.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations increased $86 in the first quarter 2011 compared with the first quarter of 2010 and $60 on a linked-quarter basis. During the first quarter of 2011 and 2010 and fourth quarter of 2010, our metallic raw material costs represented 66%, 61% and 61%, respectively, of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment includes our metals recycling operations, liquid pig iron manufacturing facility and iron nugget manufacturing facility. In the first quarter of 2011 and 2010, and fourth quarter of 2010, our metals recycling and ferrous resources operations accounted for 37%, 34%, and 35%, respectively, of our external net sales.  Operating income for the segment increased $15.4 million to $39.5 million in the first quarter of 2011 compared to the first quarter of 2010, and increased $52.0 million compared to the fourth quarter of 2010; due primarily to increased demand of both ferrous and nonferrous scrap, as well as better pricing and margins.

Metals recycling and ferrous resources shipping volumes during the respective periods were as follows:

		Three Months Ended		Fourth
		March 31,		Quarter
		2011	2010	2010
Ferrous metal shipments (gross tons)
Combined		1,528,191	1,230,075	1,237,677
Intra-company		(669,628)	(519,306)	(522,267)
External		858,563	710,769	715,410

Nonferrous metals shipments (thousands of pounds)
Combined		286,645	238,245	229,881
Intra-company		(2,261)	(2,194)	(2,962)
External		284,384	236,051	226,919

Mesabi Nugget shipments (metric tons)	Intra-company	35,767	7,179	18,275

Iron Dynamics shipments (metric tons)
Liquid pig iron		54,598	46,428	46,881
Hot briquetted iron		6,005	11,372	6,862
Other		540	698	1,118
Intra-company		61,143	58,498	54,861

Metals Recycling.  Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of income in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills.  During the first quarter of 2011, our metals recycling operations represented 95% of this segment’s net sales as compared to 96% during the first quarter of 2010 and fourth quarter of 2010.

Ferrous Resources.  Our ferrous resource operations consist of the revenues and expenses associated with our scrap substitute manufacturing facility, Iron Dynamics (IDI); our iron-nugget manufacturing facility, Mesabi Nugget; and our potential future mining operations, Mesabi Mining. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Mesabi Nugget began initial, limited production of iron nuggets in January 2010. Throughout 2010 and the first quarter of 2011, we have been refining the production process and changing equipment configurations, as needed, in order to increase production and plant availability. During the remainder of 2011, we anticipate reaching improved sustainable production levels, moving toward the facility’s anticipated annual production capacity of 500,000 metric tons, and potentially reach breakeven monthly operations by the end of the year. The operating loss attributable to our Mesabi Nugget start-up operations of $13.8 million (including noncontrolling interest) in the first quarter of 2011 was $2.0 million higher than the first quarter of 2010, but $2.4 million less than the fourth quarter 2010.

Net sales for the segment in the first quarter of 2011 increased by $352.1 million, or 47%, compared to the first quarter of 2010, and increased $338.7 million, or 44%, on a linked-quarter basis. The first quarter 2011 increase over 2010 was due primarily to increased scrap volumes and selling prices as the scrap markets in the first quarter of 2011 were much healthier than in 2010. Ferrous metals prices increased 19% and 21%, respectively, compared to those achieved in the first and fourth quarters of 2010. Additionally, nonferrous pricing increased across all our products in the first quarter 2011 versus the first and fourth quarters 2010, with stainless showing the most improvement.

During the first quarter of 2011, metal recycling recorded combined shipments of 1.5 million gross tons of ferrous metals and 286.6 million pounds of nonferrous materials, compared with 1.2 million gross tons and 238.2 million pounds during the same period in 2010. On a linked-quarter basis, combined shipments of ferrous metals increased by 291,000 gross tons while shipments of nonferrous metals increased by 56.8 million pounds, or 25%. During the first quarter of 2011, the metals recycling operations provided approximately 54% of the steel scrap purchased by our steel mills. This represented 44% of the metals recycling operations’ ferrous shipments for the quarter as compared to 42% during the first quarter of 2010 and the fourth quarter of 2010. Domestic steel mill utilization rates in the first quarter 2011 increased to 75%, from 61% in the first quarter 2010 and 68% in the fourth quarter 2010. As a major consumer of ferrous scrap, this has resulted in increased demand of our ferrous products.

Steel Fabrication Operations

Our steel fabrication operations include six operating and two idled New Millennium Building Systems’ plants located in the Midwest, Southeastern and Southwestern parts of the United States. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 3% of our external net sales during the first quarter of 2011, 4% during the fourth quarter of 2010, and 2% during the first quarter of 2010. The operating loss for the segment was $2.9 million in the first quarter of 2011 compared to an operating loss of $6.6 million in the first quarter of 2010, and an operating loss of $13.3 million on a linked-quarter basis.  The fourth quarter 2010 operating loss included a non-cash impairment charge of $12.8 million related to our idled South Carolina facility.

Net sales for the segment increased by $28.7 million, or 119% in the first quarter 2011 compared to the first quarter of 2010, but decreased $4.5 million, or 8% on a linked-quarter basis. Both volumes and pricing increased in the first quarter 2011 when compared with the same period in 2010, with our average steel fabrication operations’ selling price per ton shipped increasing $261, or 28%, and volumes increasing 18 thousand tons, or 72%. While pricing increased $41 per ton, or 4%, on a linked-quarter basis, volumes declined by 11% compared to the fourth quarter of 2010.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the first quarter of 2011 and 2010, the cost of steel products purchased represented 71% and 64%, respectively, of the total cost of manufacturing for our steel fabrication operations. The cost of steel increased in the first quarter of 2011 as compared to the same period in 2010 by $89 per ton. However, as the increase in selling prices outpaced the increase in  scrap costs (our most significant input cost), and volumes increased 72%, gross margin and thus operating income, increased for the segment in the first quarter of 2011 as compared to the same quarter in 2010.

The recovery of non-residential construction activity continues to lag behind the recovery of the broader domestic economy, negatively impacting the performance of this segment. We did however experience slightly positive trends in order entry activity, backlogs and product pricing in the first quarter of 2011.

First Quarter Consolidated Results 2011 vs. 2010

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $90.4 million during the first quarter of 2011, as compared to $78.2 million during the first quarter of 2010, an increase of $12.2 million, or 16%. Our selling, general and administrative expenses represented 4% and 5% of our total net sales during the first quarter of 2011 and 2010, respectively. The percentage decrease is primarily a result of improved net sales in the first quarter of 2011 compared with the prior year as measured against certain fixed cost components in selling, general and administrative expenses.

The most significant increase in our selling, general and administrative expenses in the first quarter of 2011 compared to the same period in 2010 was profit sharing expense, which increased due to our improved operating results. During the first quarter of 2011, we recorded expense of $13.3 million related to our Steel Dynamics performance-based profit sharing plan (and $1.9 million of other profit sharing), while only $8.5 million of expense was recorded in the first quarter of 2010. The contribution percentage for this plan consists of 2% of consolidated pretax earnings plus a unique percentage of each of our operating segments’ pretax earnings. The resulting total contribution percentage was 7% of consolidated pretax earnings (before profit sharing) during the first quarter of 2011 and 8% during the first quarter of 2010.

Interest Expense, net of Capitalized Interest.  During the first quarter of 2011, gross interest expense increased $2.7 million, or 7%, to $43.7 million, and capitalized interest decreased $3.1 million to $349,000, when compared to the same period in 2010. The increase in gross interest expense for the first quarter of 2011 compared to the first quarter of 2010 is primarily a result of our issuance in March 2010 of $350.0 million of 7 5/8% senior notes due 2020. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. The level of construction projects was not as significant in the first quarter 2011 as it was during the first quarter of 2010. Our weighted-average interest rate on our outstanding borrowings was 7.3% and 7.2% at March 31, 2011 and 2010, respectively. We currently anticipate gross interest expense to remain consistent through the remainder of the year.

Other Income, net.  Other income was $4.6 million during the first quarter of 2011, as compared to $3.1 million during the same period in 2010. During the first quarter of 2011, we recorded interest income of $1.0 million versus $914,000 in the same period in 2010.

Income Taxes.  During the first quarter of 2011, our income tax expense was $62.3 million, as compared to $34.5 million during the same period in 2010. Our effective income tax rate before noncontrolling interests was 37.4% and 35.2% during the first quarter of 2011 and 2010, respectively.  The effective tax rate in the first quarter of 2010 was lower due to discrete tax benefits recorded during that quarter.

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

Working Capital.  During the first three months of 2011, our operational working capital position, representing our cash invested in trade receivables, inventories and income taxes receivable, less current liabilities other than debt, increased $166.8 million to $1.4 billion compared to December 31, 2010. Trade receivables increased $261.7 million, or 42%, during the first quarter of 2011 to $883.9 million, of which over 98% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 6% and 5% of our outstanding trade receivables at March 31, 2011 and December 31, 2010, respectively. Trade receivables increased during the first quarter of 2011 consistent with the increase in quarterly sales compared to the fourth quarter of 2010. Total inventories increased $72.1 million, or 6%, to $1.2 billion during the first quarter of 2011. Our raw materials, primarily steel scrap inventories, increased by approximately $34.6 million during the first quarter of 2011. Scrap volumes increased by 10,000 gross tons, or 1%, and scrap cost increased 7%. Likewise our work-in-process and finished goods inventories increased $33.9 million, or 12%, due primarily to the increase in average cost, caused by the increasing cost of scrap, and an increase in the volume of steel of 4,000 net tons, or 1%. Our trade payables and general accruals increased $136.0 million, or 25%, during the first three months of 2011. The increase in trade payables of $105 million is primarily a reflection of the increased production activities and commodity raw material purchasing prior to March 31, 2011, compared to that at December 31, 2010, and the increase in accrued expenses is due primarily to the increase in accrued interest due to the timing of semiannual interest payments.

Capital Investments.  During the first three months of 2011, we invested $18.7 million in property, plant and equipment, of which $7.3 million was within our steel operations, $6.6 million related to our metals recycling operations, and $1.8 million related to our Mesabi Nugget and Mesabi Mining facilities. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion and attains appropriate operational metrics. We project capital expenditures for the remainder of 2011 to be between $155 to $180 million, and depreciation to be approximately $200 million.

Capital Resources and Long-term Debt.  During the first three months of 2011, our total outstanding debt decreased $7.3 million to $2.4 billion. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interest, and total equity, was 51.6% at March 31, 2011, and 52.8% at December 31, 2010. At March 31, 2011, there were no outstanding borrowings under our senior secured revolver, which is subject to a monthly borrowing base.

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

The current financial covenants under our senior secured credit agreement state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our senior secured credit agreement) by our LTM gross interest expense. We must also maintain a first lien debt to LTM EBITDA ratio of not more than 3.00:1.00. In addition, a total debt to consolidated LTM adjusted EBITDA ratio of not more than 5.00:1.00 must be maintained. If the total debt to EBITDA ratio exceeds 3.50:1:00 at any time however, the ability of the company to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited to $25.0 million per quarter.

At March 31, 2011, our first lien leverage ratio, interest coverage ratio, and total debt leverage ratio was 0.02:1.00, 4.10:1:00, and 3.37:1.00, respectively. We were in compliance with these covenants at March 31, 2011, and we expect to remain in compliance during the remainder of 2011.

The senior secured credit agreement also contains a monthly borrowing base requirement regarding the maximum availability for the revolver.  At the end of each month, our revolver must be the lesser of:

1.               $924.0 million less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement; or

2.               The sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement.

At March 31, 2011, we had $907.5 million of funding availability pursuant to our senior secured revolving credit agreement

Cash Dividends.  We declared cash dividends of $21.8 million, or $.10 per common share, during the first quarter of 2011 and $16.2 million, or $.075 per common share, during the first quarter of 2010. We paid cash dividends of $16.3 million and $16.2 million during the first quarter of 2011 and 2010, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis.  During the remainder of 2011, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Other.  Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under our senior secured credit agreement, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, and funding working capital requirements and anticipated capital expenditures.

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

Critical Accounting Policies and Estimates

No material changes have occurred to the indicated critical accounting policies and estimates as disclosed in our 2010 Annual Report on Form 10-K.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps in place at March 31, 2011, nor did we have any in 2010.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for certain commodities such as fuel, zinc, electricity and natural gas and its transportation. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 24 months for physical commodity requirements and for up to 10 years for commodity transportation requirements. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At March 31, 2011, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer. At March 31, 2011, we had a cumulative unrealized gain associated with these financial contracts of $4.5 million all of which have a settlement date within the next twelve months. We expect the customer contracts associated with the financial contracts to be fully consummated.

ITEM 4.                        CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

The company as well as its various subsidiaries, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of these lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

On September 17, 2008, we and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act.  The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products.  Seven additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification.  All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005, and the present.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period.  In addition, on December 28, 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. Defendants removed the case to federal court and are seeking to transfer it to and to consolidate it with the cases pending in the Northern District of Illinois, but Plaintiff is seeking to have the case remanded back to the Tennessee state court. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.

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

On October 25, 2010, our wholly-owned indirect subsidiary, OmniSource Indianapolis LLC, was indicted by a Grand Jury in Marion, County, Indiana, on multiple criminal charges, some involving the alleged receipt or attempted receipt of stolen property, and some asserting various “Corrupt Business Influence” racketeering charges pursuant to Indiana’s RICO statute.  A week earlier, we had initiated a civil (replevin) lawsuit against the Marion County Prosecutor, seeking the return of a sum of cash unlawfully seized by the police during a 2009 search of our Indianapolis facilities.

In our lawsuit against the Prosecutor, we maintained that the police action and the conduct of the Prosecutor, subsequently evidenced by the criminal and related civil proceedings against us, constituted part of a meritless plan to extract money from OmniSource, under a threat of potential civil forfeiture of millions of dollars’ worth of our property.  And, as we expected, on December 30, 2010, the Prosecutor, based upon what we believed to be meritless “Corrupt Business Influence” charges in the criminal proceeding, filed a counterclaim to our replevin complaint, seeking the forfeiture of all of our Indianapolis scrap facilities and certain other valuable properties, as well as other remedies.

We maintained from the outset that these charges, all of them involving small dollar individual retail scrap metal transactions, were baseless, and we promptly initiated a vigorous defense.  On December 30, 2010, we filed a Motion to Dismiss all counts of the indictment, on multiple grounds.  On February 4, 2011, after briefing by the parties, our Motion was argued, and on May 4, 2011, the Judge of the Marion Superior Court ruled on our Motion, dismissing all of the Corrupt Business Influence (racketeering) charges, while leaving for trial a total of only five “attempted receipt of stolen property” charges with a combined total retail value of less than $200, each of which, even upon a conviction, carries a maximum $10,000 fine.  We believe that the dismissal of the Corrupt Business Influence charges eviscerates the basis of the Prosecutor’s civil forfeiture counterclaim, and we will take all necessary further action in that regard.  In addition, we will continue to defend as well against the remaining minor, but what we believe are equally baseless attempted receipt of stolen property charges.

ITEM 1A.               RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our 2010 Annual Report on Form 10-K.

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

May 6, 2011
STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Chief Financial Officer