Form 10-Q
period 2011-06-30
STEEL DYNAMICS INC
filed 2011-08-05
CIK 1022671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, Registrant had 218,672,065 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and equivalents	$277,691	$186,513
Accounts receivable, net	797,577	584,068
Accounts receivable-related parties	51,824	38,121
Inventories	1,195,194	1,114,063
Deferred income taxes	21,114	20,684
Income taxes receivable	15,295	37,311
Other current assets	15,164	19,243
Total current assets	2,373,859	2,000,003

Property, plant and equipment, net	2,176,314	2,213,333

Restricted cash	21,717	23,132
Intangible assets, net	469,719	489,240
Goodwill	748,383	751,675
Other assets	110,461	112,551
Total assets	$5,900,453	$5,589,934

Liabilities and Equity
Current liabilities
Accounts payable	$443,693	$335,031
Accounts payable-related parties	12,166	13,570
Income taxes payable	11,531	5,227
Accrued expenses	173,440	175,041
Accrued profit sharing	28,464	23,524
Current maturities of long-term debt	1,552	8,924
Total current liabilities	670,846	561,317

Long-term debt
7 3/8% senior notes, due 2012	700,000	700,000
5.125% convertible senior notes, due 2014	287,500	287,500
6 ¾% senior notes, due 2015	500,000	500,000
7 ¾% senior notes, due 2016	500,000	500,000
7 5/8% senior notes, due 2020	350,000	350,000
Other long-term debt	40,293	40,397
	2,377,793	2,377,897

Deferred income taxes	476,532	457,432
Other liabilities	63,794	62,159
Commitments and contingencies

Redeemable noncontrolling interest	54,294	54,294

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 254,987,769 and 254,002,799 shares issued; and 218,648,678 and 217,574,826 shares outstanding, as of June 30, 2011 and December 31, 2010, respectively	636	633
Treasury stock, at cost; 36,339,091 and 36,427,973 shares, as of June 30, 2011 and December 31, 2010, respectively	(725,849)	(727,624)
Additional paid-in capital	1,019,061	998,728
Retained earnings	1,982,051	1,821,133
Total Steel Dynamics, Inc. equity	2,275,899	2,092,870
Noncontrolling interests	(18,705)	(16,035)
Total equity	2,257,194	2,076,835
Total liabilities and equity	$5,900,453	$5,589,934

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales
Unrelated parties	$2,004,283	$1,570,093	$3,945,947	$3,066,175
Related parties	75,448	62,706	149,753	122,414
Total net sales	2,079,731	1,632,799	4,095,700	3,188,589

Costs of goods sold	1,803,345	1,440,815	3,523,560	2,786,123
Gross profit	276,386	191,984	572,140	402,466

Selling, general and administrative expenses	63,631	55,957	128,772	113,117
Profit sharing	14,454	7,827	29,657	17,271
Amortization of intangible assets	10,082	11,565	20,166	23,146
Total selling, general and administrative expenses	88,167	75,349	178,595	153,534

Operating income	188,219	116,635	393,545	248,932

Interest expense, net of capitalized interest	44,812	43,448	88,158	80,963
Other income, net	(5,745)	(3,521)	(10,312)	(6,602)
Income before income taxes	149,152	76,708	315,699	174,571

Income taxes	53,326	29,911	115,643	64,385

Net income	95,826	46,797	200,056	110,186

Net loss attributable to noncontrolling interests	2,884	2,410	4,557	3,990

Net income attributable to Steel Dynamics, Inc.	$98,710	$49,207	$204,613	$114,176

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$.45	$.23	$.94	$.53

Weighted average common shares outstanding	218,500	216,635	218,246	216,459

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.43	$.22	$.89	$.51

Weighted average common shares and share equivalents outstanding	236,266	234,600	236,245	234,630

Dividends declared per share	$.10	$.075	$.20	$.15

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Operating activities:
Net income	$95,826	$46,797	$200,056	$110,186

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,257	55,398	111,003	111,670
Equity-based compensation	3,812	3,329	7,522	6,098
Deferred income taxes	9,028	10,417	21,963	18,885
Loss on disposal of property, plant and equipment	139	550	96	1,506
Changes in certain assets and liabilities:
Accounts receivable	34,536	21,423	(227,212)	(201,717)
Inventories	(9,026)	(117,013)	(81,133)	(165,071)
Other assets	2,315	(9,529)	5,697	(8,589)
Accounts payable	2,750	(22,707)	96,925	95,510
Income taxes receivable/payable	(17,119)	60,416	28,320	97,549
Accrued expenses	(12,521)	(29,730)	6,697	26,066
Net cash provided by operating activities	165,997	19,351	169,934	92,093

Investing activities:
Purchases of property, plant and equipment	(34,976)	(40,960)	(53,669)	(71,644)
Other investing activities	2,142	977	999	1,481
Net cash used in investing activities	(32,834)	(39,983)	(52,670)	(70,163)

Financing activities:
Issuance of current and long-term debt	—	2,002	5,126	546,552
Repayment of current and long-term debt	(491)	(4,476)	(7,816)	(355,806)
Debt issuance costs	—	(169)	—	(6,707)
Proceeds from exercise of stock options, including related tax effect	4,569	2,984	12,865	6,438
Contributions from noncontrolling investors, net	1,470	2,611	1,887	2,611
Dividends paid	(21,830)	(16,233)	(38,148)	(32,433)
Net cash provided by (used in) financing activities	(16,282)	(13,281)	(26,086)	160,655

Increase (decrease) in cash and equivalents	116,881	(33,913)	91,178	182,585
Cash and equivalents at beginning of period	160,810	225,506	186,513	9,008

Cash and equivalents at end of period	$277,691	$191,593	$277,691	$191,593

Supplemental disclosure information:
Cash paid for interest	$71,047	$71,993	$86,157	$75,762
Cash paid (received) for federal and state income taxes, net	$60,455	$(41,997)	$61,975	$(55,007)

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 61% and 60% of the company’s external net sales during the three-month periods ended June 30, 2011 and 2010, respectively, and 60% and 61% of the company’s external net sales during the six-month periods ended June 30, 2011 and 2010, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations are primarily composed of the company’s steel scrap procurement and processing locations, operated through the company’s wholly-owned subsidiary, OmniSource Corporation (OmniSource), as well as Iron Dynamics (IDI), the company’s liquid pig iron facility. In addition, the impact related to the ongoing start-up of the Mesabi Nugget ironmaking facility and future mining operations, both in Hoyt Lakes, Minnesota is also included in this segment. Metals recycling and ferrous resources operations accounted for approximately 35% and 36% of the company’s external net sales during the three-month periods ended June 30, 2011 and 2010, respectively, and 36% and 35% during the six-month periods ended June 30, 2011 and 2010, respectively.

Steel Fabrication Operations.  Steel fabrication operations represent the company’s New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 3% of the company’s external net sales during each of the three-month periods ended June 30, 2011 and 2010, and 3% and 2% during the six-month periods ended June 30, 2011 and 2010, respectively.

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

Goodwill.  The company’s goodwill is allocated to the following reporting units at June 30, 2011, and December 31, 2010, (in thousands):

	June 30,	December 31,
	2011	2010
OmniSource — Metals Recycling/Ferrous Resources Segment	$574,634	$577,926
The Techs — Steel Segment	142,783	142,783
Roanoke Bar Division — Steel Segment	29,041	29,041
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$748,383	$751,675

OmniSource goodwill decreased $3.3 million from December 31, 2010 to June 30, 2011, in recognition of the 2011 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options and restricted shares, and dilutive shares related to the company’s 5.125% convertible senior notes, and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 1.2 million and 2.3 million shares were anti-dilutive at June 30, 2011 and 2010, respectively.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended June 30,
	2011			2010
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$98,710	218,500	$.45	$49,207	216,635	$.23
Dilutive stock option effect	—	1,384		—	1,583
5.125% convertible senior notes, net of tax	2,358	16,382		2,377	16,382
Diluted earnings per share	$101,068	236,266	$.43	$51,584	234,600	$.22

	Six Months Ended June 30,
	2011			2010
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$204,613	218,246	$.94	$114,176	216,459	$.53
Dilutive stock option effect	—	1,617		—	1,789
5.125% convertible senior notes, net of tax	4,716	16,382		4,754	16,382
Diluted earnings per share	$209,329	236,245	$.89	$118,930	234,630	$.51

Note 3.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$598,699	$589,859
Supplies	239,052	231,816
Work-in-progress	140,328	94,346
Finished goods	217,115	198,042
Total inventories	$1,195,194	$1,114,063

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity attributable to the noncontrolling interests (in thousands):

		Stockholders of Steel Dynamics, Inc.
	Total	Common	Additional Paid-In	Retained	Treasury	Noncontrolling
	Equity	Stock	Capital	Earnings	Stock	Interests

Balances at January 1, 2011	$2,076,835	$633	$998,728	$1,821,133	$(727,624)	$(16,035)
Proceeds from the exercise of stock options, including related tax effect	12,865	3	12,862
Dividends declared	(43,695)			(43,695)
Equity-based compensation and issuance of restricted stock	9,246		7,471		1,775
Contributions from noncontrolling investors	2,393					2,393
Distributions to noncontrolling investor	(506)					(506)
Net and comprehensive income (loss)	200,056			204,613		(4,557)
Balances at June 30, 2011	$2,257,194	$636	$1,019,061	$1,982,051	$(725,849)	$(18,705)

Note 5.  Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. At times the company utilizes derivative instruments to mitigate commodity margin risk, interest rate risk, and foreign currency exchange rate risk. Forward contracts on various commodities are entered into to manage the price risk associated with forecasted purchases and sales of nonferrous metals (specifically aluminum, copper, nickel and silver) from the company’s metals recycling operations. Interest rate swaps are entered into at times to manage interest rate risk associated with the company’s fixed and floating-rate borrowings. Forward exchange contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk as necessary. No interest rate swaps or significant forward exchange contracts on foreign currency existed for the periods presented.

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

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity.  The following summarizes the company’s commodity futures contract commitments as of June 30, 2011 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	3,500	MT
Aluminum	Short	3,450	MT
Copper	Long	6,951	MT
Copper	Short	10,115	MT
Silver	Short	343	Lbs

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Derivative Financial Instruments (continued)

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of June 30, 2011, and December 31, 2010, and for the three and six-month periods ended June 30, 2011 and 2010 (in thousands):

		Fair Value
Balance Sheets		June 30, 2011	December 31, 2010
Commodity futures net liability	Accrued expenses	$310	$4,988

		Gain for Three Months Ended
Statements of Income		June 30, 2011	June 30, 2010
Commodity futures contracts	Costs of goods sold	$1,422	$2,477

		Gain for Six Months Ended
Statements of Income		June 30, 2011	June 30, 2010
Commodity futures contracts	Costs of goods sold	$4,345	$4,408

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2011, and December 31, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Commodity futures — financial assets	$3,343	$—	$3,343	$—
Commodity futures — financial liabilities	3,653	—	3,653	—

December 31, 2010
Commodity futures — financial assets	7,052	—	7,052	—
Commodity futures — financial liabilities	12,040	—	12,040	—

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, was approximately $2.5 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion) at June 30, 2011, and December 31, 2010, and was based on quoted market prices.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Commitments and Contingencies

On September 17, 2008, we and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act.  The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products.  Seven additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification.  All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005, and the present.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period.  In addition, on December 28, 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. The case has been removed to federal court. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting discovery. We believe that the lawsuits are without merit and we are aggressively defending these actions.  Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation, however we have determined, based on the information available at this time, that there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity.

Although not presently necessary or appropriate to make a dollar estimate of exposure to loss, if any, in connection with the above matter, we may in the future determine that a loss accrual is necessary. Although we may make loss accruals, if and as warranted, any amounts that we may accrue from time to time could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. Additionally, an adverse result could have a material effect on our financial condition, results of operations and liquidity.

On October 25, 2010, our wholly-owned subsidiary, OmniSource Corporation, was indicted by a Grand Jury in Marion County, Indiana, on multiple criminal charges involving the alleged receipt or attempted receipt of stolen property and related racketeering charges. We vigorously denied these charges and engaged in an aggressive defense against them.  On December 30, 2010, we filed a Motion to Dismiss this indictment, on multiple grounds, on February 4, 2011 this Motion was argued, and on May 4, 2011 the judge of the Marion County, Indiana Superior Court dismissed these charges.  In a related matter, on October 18, 2010, our Indianapolis subsidiary filed a civil replevin lawsuit against the then Prosecutor, seeking return of cash previously seized by the police preceding the indictment.  The Prosecutor then asserted a counterclaim against OmniSource, seeking forfeiture of OmniSource property.  This counterclaim was likewise vigorously disputed and aggressively defended.

On July 13, 2011, in a Joint Press Release issued by the new and recently elected Prosecutor of Marion County, together with OmniSource Corporation, the Prosecutor announced that all criminal charges and all civil claims asserted in the counterclaim against OmniSource have been dismissed, with prejudice, and all monies seized from OmniSource by the police is being returned to OmniSource.  The parties have agreed to work together to build upon OmniSource’s long-standing and nationally recognized anti-metal theft training and enforcement program, with enhanced training available to both other scrap dealers and to law enforcement personnel.  OmniSource also agreed to donate the proceeds returned to it to a City of Indianapolis Law Enforcement Fund, to be utilized in connection with such training activities.

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

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment and intra-company sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2010, for more information related to the company’s segment reporting.  The company’s segment results for the three and six-month periods ended June 30, 2011 and 2010 are as follows (in thousands):

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Segment Information (continued)

For the three months ended		Metals Recycling /	Steel Fabrication
June 30, 2011	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,221,472	$647,845	$61,939	$25,718		—		$1,956,974
External Non-U.S.	45,803	76,834	—	120		—		122,757
Other segments	62,191	353,192	23	2,948		(418,354)		—
	1,329,466	1,077,871	61,962	28,786		(418,354)		2,079,731
Operating income (loss)	213,968	3,885	(1,635)	(25,422	)(1)	(2,577	)(2)	188,219
Income (loss) before income taxes	192,782	(6,354)	(3,334)	(31,338)		(2,604)		149,152
Depreciation and amortization	27,651	25,706	1,620	1,331		(51)		56,257
Capital expenditures	11,155	21,632	419	1,770		—		34,976

As of June 30, 2011
Assets	2,712,461	2,536,751	229,988	632,242	(3)	(210,989	)(4)	5,900,453
Liabilities	467,195	563,908	16,715	2,740,245	(5)	(199,098	)(6)	3,588,965

Footnotes related to the three months ended June 30, 2011 segment results (in millions):

(1)	Corporate SG&A	$(10.0)
	Company-wide stock option expense	(3.7)
	Profit sharing	(11.9)
	Other, net	0.2
	Total	$(25.4)

(2)	Margin reduction from intra-company sales	$(2.6)

(3)	Cash and equivalents	$265.6
	Income taxes receivable	15.3
	Deferred income taxes	21.1
	Property, plant and equipment, net	69.9
	Debt issuance costs	21.0
	Intra-company debt	153.7
	Other	85.6
	Total	$632.2

(4)	Elimination of intra-company receivables	$(42.3)
	Elimination of intra-company debt	(153.7)
	Other	(15.0)
	Total	$(211.0)

(5)	Accounts payable	35.4
	Income taxes payable	11.6
	Accrued interest	33.7
	Accrued profit sharing	25.8
	Debt	2,340.9
	Deferred income taxes	227.0
	Other	65.8
	Total	$2,740.2

(6)	Elimination of intra-company payables	$(43.8)
	Elimination of intra-company debt	(153.7)
	Other	(1.6)
	Total	$(199.1)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Segment Information (continued)

For the three months ended		Metals Recycling /	Steel Fabrication
June 30, 2010	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$954,589	$537,519	$42,266	$23,781		$—		$1,558,155
External Non-U.S.	22,048	52,406	—	190		—		74,644
Other segments	43,292	258,442	1	2,501		(304,236)		—
	1,019,929	848,367	42,267	26,472		(304,236)		1,632,799
Operating income (loss)	131,146	6,939	(4,713)	(16,820	)(1)	83	(2)	116,635
Income (loss) before income taxes	111,778	(7,238)	(6,021)	(21,816)		5		76,708
Depreciation and amortization	28,138	24,443	1,739	1,136		(58)		55,398
Capital expenditures	17,146	13,682	43	10,089		—		40,960

As of June 30, 2010
Assets (7)	2,548,149	2,438,573	194,125	628,888	(3)	(263,930	)(4)	5,545,805
Liabilities (7)	409,311	569,956	20,957	2,705,058	(5)	(257,076	)(6)	3,448,206

Footnotes related to the three months ended June 30, 2010 segment results (in millions):

(1)	Corporate SG&A	$(7.5)
	Company-wide stock option expense	(2.9)
	Profit sharing	(6.8)
	Other, net	0.4
	Total	$(16.8)

(2)	Margin improvement from intra-company sales	$0.1

(3)	Cash and equivalents	$182.8
	Income taxes receivable	35.8
	Deferred income taxes	21.7
	Property, plant and equipment, net	54.8
	Debt issuance costs	27.0
	Intra-company debt	224.8
	Other	82.0
	Total	$628.9

(4)	Elimination of intra-company receivables	$(29.6)
	Elimination of intra-company debt	(224.8)
	Other	(9.5)
	Total	$(263.9)

(5)	Accounts payable	$32.0
	Income taxes payable	2.0
	Accrued interest	33.7
	Accrued profit sharing	16.8
	Debt	2,341.1
	Deferred income taxes	213.6
	Other	65.9
	Total	$2,705.1

(6)	Elimination of intra-company payables	$(30.1)
	Elimination of intra-company debt	(224.8)
	Other	(2.2)
	Total	$(257.1)

(7)

Certain segment deferred tax asset and liability accounts have been reclassified at June 30, 2010, to conform to the June 30, 2011 presentation. These reclassifications had no impact to the previously reported segment income statement information or consolidated income statements as previously reported, nor did they impact previously reported consolidated total assets or liabilities.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Segment Information (continued)

For the six months ended		Metals Recycling /	Steel Fabrication
June 30, 2011	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$2,367,961	$1,320,186	$114,018	$51,242		—		$3,853,407
External Non-U.S.	94,378	147,658	—	257		—		242,293
Other segments	114,137	718,442	596	5,419		(838,594)		—
	2,576,476	2,186,286	114,614	56,918		(838,594)		4,095,700
Operating income (loss)	406,923	43,375	(4,518)	(49,678	)(1)	(2,557	)(2)	393,545
Income (loss) before income taxes	365,491	22,730	(7,779)	(62,080)		(2,663)		315,699
Depreciation and amortization	54,844	50,620	3,122	2,519		(102)		111,003
Capital expenditures	18,434	31,883	951	2,401		—		53,669

Footnotes related to the six months ended June 30, 2011 segment results (in millions):

(1)	Corporate SG&A	$(19.3)
	Company-wide stock option expense	(7.4)
	Profit sharing	(25.2)
	Other, net	2.2
	Total	$(49.7)

(2)	Margin reduction from intra-company sales	$(2.6)

For the six months ended		Metals Recycling /	Steel Fabrication
June 30, 2010	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,897,807	$1,012,936	$66,227	$50,859		$—		$3,027,829
External Non-U.S.	51,397	109,052	—	311		—		160,760
Other segments	83,221	482,682	38	4,720		(570,661)		—
	2,032,425	1,604,670	66,265	55,890		(570,661)		3,188,589
Operating income (loss)	265,884	31,073	(11,293)	(35,695	)(1)	(1,037	)(2)	248,932
Income (loss) before income taxes	229,666	6,175	(13,777)	(45,739)		(1,754)		174,571
Depreciation and amortization	56,298	50,127	3,112	2,218		(85)		111,670
Capital expenditures	29,217	31,358	150	11,557		(638)		71,644

Footnotes related to the six months ended June 30, 2010 segment results (in millions):

(1)	Corporate SG&A	$(17.0)
	Company-wide stock option expense	(5.2)
	Profit sharing	(15.3)
	Other, net	1.8
	Total	$(35.7)

(2)	Margin reduction from intra-company sales	$(1.0)

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

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of June 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$264,121	$9,170	$4,400	$—	$277,691
Accounts receivable, net	355,583	781,506	13,116	(300,804)	849,401
Inventories	604,523	523,362	73,151	(5,842)	1,195,194
Other current assets	74,566	7,979	2,352	(33,324)	51,573
Total current assets	1,298,793	1,322,017	93,019	(339,970)	2,373,859
Property, plant and equiment, net	1,081,980	668,009	429,255	(2,930)	2,176,314
Intangible assets, net	—	469,719	—	—	469,719
Goodwill	—	748,383	—	—	748,383
Other assets, including investments in subs	2,809,475	36,405	8,095	(2,721,797)	132,178
Total assets	$5,190,248	$3,244,533	$530,369	$(3,064,697)	$5,900,453

Accounts payable	$147,054	$313,747	$32,369	$(37,311)	$455,859
Accrued expenses	136,489	91,125	8,966	(23,145)	213,435
Current maturities of long-term debt	432	300	36,002	(35,182)	1,552
Total current liabilities	283,975	405,172	77,337	(95,638)	670,846
Long-term debt	2,344,178	—	187,123	(153,508)	2,377,793
Other liabilities	286,196	2,179,199	29,228	(1,954,297)	540,326

Redeemable noncontrolling interest	—	—	54,294	—	54,294

Common stock	636	33,896	16,121	(50,017)	636
Treasury stock	(725,849)	—	—	—	(725,849)
Additional paid-in-capital	1,019,061	117,737	262,452	(380,189)	1,019,061
Retained earnings	1,982,051	508,529	(77,481)	(431,048)	1,982,051
Total Steel Dynamics, Inc. equity	2,275,899	660,162	201,092	(861,254)	2,275,899
Noncontrolling interests	—	—	(18,705)	—	(18,705)
Total equity	2,275,899	660,162	182,387	(861,254)	2,257,194
Total liabilities and equity	$5,190,248	$3,244,533	$530,369	$(3,064,697)	$5,900,453

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (continued)

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of December 31, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$173,563	$10,628	$2,322	$—	$186,513
Accounts receivable, net	283,883	614,412	7,282	(283,388)	622,189
Inventories	548,726	487,298	84,183	(6,144)	1,114,063
Other current assets	96,040	9,757	3,444	(32,003)	77,238
Total current assets	1,102,212	1,122,095	97,231	(321,535)	2,000,003
Property, plant and equiment, net	1,110,350	684,118	421,897	(3,032)	2,213,333
Intangible assets, net	—	489,240	—	—	489,240
Goodwill	—	751,675	—	—	751,675
Other assets, including investments in subs	2,788,097	36,617	7,601	(2,696,632)	135,683
Total assets	$5,000,659	$3,083,745	$526,729	$(3,021,199)	$5,589,934

Accounts payable	$127,246	$227,823	$26,015	$(32,483)	$348,601
Accrued expenses	123,498	102,114	8,497	(30,317)	203,792
Current maturities of long-term debt	7,554	325	34,604	(33,559)	8,924
Total current liabilities	258,298	330,262	69,116	(96,359)	561,317
Long-term debt	2,344,399	—	168,278	(134,780)	2,377,897
Other liabilities	305,092	2,158,725	27,072	(1,971,298)	519,591

Redeemable noncontrolling interest	—	—	54,294	—	54,294

Common stock	633	33,901	16,121	(50,022)	633
Treasury stock	(727,624)	—	—	—	(727,624)
Additional paid-in-capital	998,728	117,737	256,905	(374,642)	998,728
Retained earnings	1,821,133	443,120	(49,022)	(394,098)	1,821,133
Total Steel Dynamics, Inc. equity	2,092,870	594,758	224,004	(818,762)	2,092,870
Noncontrolling interests	—	—	(16,035)	—	(16,035)
Total equity	2,092,870	594,758	207,969	(818,762)	2,076,835
Total liabilities and equity	$5,000,659	$3,083,745	$526,729	$(3,021,199)	$5,589,934

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
June 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$952,487	$2,344,958	$50,943	$(1,268,657)	$2,079,731
Costs of goods sold	754,436	2,239,226	66,156	(1,256,473)	1,803,345
Gross profit (loss)	198,051	105,732	(15,213)	(12,184)	276,386
Selling, general and administrative	35,528	54,094	1,948	(3,403)	88,167
Operating income (loss)	162,523	51,638	(17,161)	(8,781)	188,219
Interest expense, net of capitalized interest	26,125	18,264	2,413	(1,990)	44,812
Other (income) expense, net	(3,704)	(3,089)	(968)	2,016	(5,745)
Income (loss) before income taxes and equity in net income of subsidiaries	140,102	36,463	(18,606)	(8,807)	149,152
Income taxes (benefit)	42,811	13,768	(56)	(3,197)	53,326
	97,291	22,695	(18,550)	(5,610)	95,826
Equity in net income of subsidiaries	1,419	—	—	(1,419)	—
Net loss attributable to noncontrolling interests	—	—	2,884	—	2,884
Net income (loss) attributable to Steel Dynamics, Inc.	$98,710	$22,695	$(15,666)	$(7,029)	$98,710

For the three months ended,			Combined	Consolidating	Total
June 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$726,120	$1,831,842	$35,359	$(960,522)	$1,632,799
Costs of goods sold	607,268	1,740,778	44,291	(951,522)	1,440,815
Gross profit (loss)	118,852	91,064	(8,932)	(9,000)	191,984
Selling, general and administrative	24,490	50,479	2,247	(1,867)	75,349
Operating income (loss)	94,362	40,585	(11,179)	(7,133)	116,635
Interest expense, net of capitalized interest	25,038	17,677	3,424	(2,691)	43,448
Other (income) expense, net	(4,482)	(2,057)	248	2,770	(3,521)
Income (loss) before income taxes and equity in net income of subsidiaries	73,806	24,965	(14,851)	(7,212)	76,708
Income taxes (benefit)	27,866	9,465	(5,552)	(1,868)	29,911
	45,940	15,500	(9,299)	(5,344)	46,797
Equity in net income of subsidiaries	3,267	—	—	(3,267)	—
Net loss attributable to noncontrolling interests	—	—	2,410	—	2,410
Net income (loss) attributable to Steel Dynamics, Inc.	$49,207	$15,500	$(6,889)	$(8,611)	$49,207

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Operations (in thousands)

For the six months ended,			Combined	Consolidating	Total
June 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,865,304	$4,646,505	$98,465	$(2,514,574)	$4,095,700
Costs of goods sold	1,483,977	4,404,604	123,751	(2,488,772)	3,523,560
Gross profit (loss)	381,327	241,901	(25,286)	(25,802)	572,140
Selling, general and administrative	72,192	109,987	4,070	(7,654)	178,595
Operating income (loss)	309,135	131,914	(29,356)	(18,148)	393,545
Interest expense, net of capitalized interest	51,821	35,526	4,727	(3,916)	88,158
Other (income) expense, net	(6,883)	(5,764)	(1,686)	4,021	(10,312)
Income (loss) before income taxes and equity in net income of subsidiaries	264,197	102,152	(32,397)	(18,253)	315,699
Income taxes (benefit)	83,740	38,672	(13)	(6,756)	115,643
	180,457	63,480	(32,384)	(11,497)	200,056
Equity in net income of subsidiaries	24,156	—	—	(24,156)	—
Net loss attributable to noncontrolling interests	—	—	4,557	—	4,557
Net income (loss) attributable to Steel Dynamics, Inc.	$204,613	$63,480	$(27,827)	$(35,653)	$204,613

For the six months ended,			Combined	Consolidating	Total
June 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,453,153	$3,564,273	$66,769	$(1,895,606)	$3,188,589
Costs of goods sold	1,215,250	3,363,533	83,747	(1,876,407)	2,786,123
Gross profit (loss)	237,903	200,740	(16,978)	(19,199)	402,466
Selling, general and administrative	53,381	100,526	4,594	(4,967)	153,534
Operating income (loss)	184,522	100,214	(21,572)	(14,232)	248,932
Interest expense, net of capitalized interest	46,885	32,858	5,535	(4,315)	80,963
Other (income) expense, net	(7,266)	(4,907)	538	5,033	(6,602)
Income (loss) before income taxes and equity in net income of subsidiaries	144,903	72,263	(27,645)	(14,950)	174,571
Income taxes (benefit)	51,852	27,038	(10,348)	(4,157)	64,385
	93,051	45,225	(17,297)	(10,793)	110,186
Equity in net income of subsidiaries	21,125	—	—	(21,125)	—
Net loss attributable to noncontrolling interests	—	—	3,990	—	3,990
Net income (loss) attributable to Steel Dynamics, Inc.	$114,176	$45,225	$(13,307)	$(31,918)	$114,176

Condensed Consolidating Statements of Cash Flows (in thousands)

For the six months ended,			Combined	Consolidating	Total
June 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$158,937	$34,056	$(14,392)	$(8,667)	$169,934
Net cash used in investing activities	(14,734)	(25,017)	(12,919)	—	(52,670)
Net cash provided by (used in) financing activities	(53,645)	(10,497)	29,389	8,667	(26,086)
Increase (decrease) in cash and equivalents	90,558	(1,458)	2,078	—	91,178
Cash and equivalents at beginning of period	173,563	10,628	2,322	—	186,513
Cash and equivalents at end of period	$264,121	$9,170	$4,400	$—	$277,691

For the six months ended,			Combined	Consolidating	Total
June 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$168,393	$(17,285)	$(58,376)	$(639)	$92,093
Net cash used in investing activities	(103,052)	(16,823)	(31,884)	81,596	(70,163)
Net cash provided by financing activities	115,060	33,134	93,418	(80,957)	160,655
Increase (decrease) in cash and equivalents	180,401	(974)	3,158	—	182,585
Cash and equivalents at beginning of period	430	6,363	2,215	—	9,008
Cash and equivalents at end of period	$180,831	$5,389	$5,373	$—	$191,593

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Costs of Goods Sold.  Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs for our steel operations are steel scrap and scrap substitutes (which represent the most significant single component of our consolidated costs of goods sold), alloys, zinc, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and freight. The principal elements of these costs for our metals recycling and ferrous resources operations are the costs of procuring the unprocessed scrap metals, material transportation costs, and processing expenses, such as direct and indirect labor and related benefits, depreciation and utilities. The principal elements of these costs for our steel fabrication operations include purchased steel and direct and indirect labor and related benefit expenses.

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

Overview

Net income was $98.7 million, or $.43 per diluted share, during the second quarter of 2011, compared with net income of $49.2 million, or $.22 per diluted share, during the second quarter of 2010, and net income of $105.9 million, or $0.46 per diluted share, during the first quarter of 2011. Our net sales increased $446.9 million, or 27%, to $2.1 billion in the second quarter of 2011 versus the second quarter of 2010, and net sales increased $63.8 million, or 3% versus the first quarter of 2011. Our gross profit percentage was 13% during the second quarter of 2011 as compared to 12% for the second quarter of 2010, and 15% for the first quarter of 2011.

Net income was $204.6 million or $.89 per diluted share during the first six months of 2011, compared with net income of $114.2 million, or $.51 per diluted share during the first six months of 2010.  Our net sales increased $907.1 million, or 28%, to $4.1 billion in the first six months of 2011 versus the first six months of 2010. Our gross profit percentage was 14% during the first six months of 2011, as compared to 13% for the first six months of 2010.

During the first six months of 2011, we have experienced increased sales pricing and volumes, resulting in increased gross margin, across all reporting segments in comparison to the same period in 2010.  Within our steel operations, long products volumes improved 26%, while sheet products were flat.  Additionally during the period, both ferrous and nonferrous scrap realized significant sales volume increases of 19% and 14%, respectively, at OmniSource, our metals recycling operations, although there was margin compression in ferrous metal sales. Operating income for the period increased $145 million, or 58%.  Focusing on the second quarter of 2011 operating income, operational results were fairly consistent with the first quarter 2011 results after excluding the non-cash, unrealized hedging fluctuation between quarters of $14.3 million, as operating income from steel operations increased $21.0 million during the second quarter of 2011 as compared to the first quarter, and operating income decreased $21.2  million in our metals recycling and ferrous resources operations (excluding the unrealized hedging impact).

Segment Operating Results 2011 vs. 2010 (dollars in thousands)

	Three Months Ended			Six Months Ended			First	Linked
	June 30,			June 30,			Quarter	Quarter
	2011	% Change	2010	2011	% Change	2010	2011	% Change

Net sales:
Steel	$1,329,466	30%	$1,019,929	$2,576,476	27%	$2,032,425	$1,247,010	7%
Metals recycling and ferrous resources	1,077,871	27%	848,367	2,186,286	36%	1,604,670	1,108,415	(3)%
Steel fabrication	61,962	47%	42,267	114,614	73%	66,265	52,652	18%
Other	28,786	9%	26,472	56,918	2%	55,890	28,132	2%
	2,498,085		1,937,035	4,934,294		3,759,250	2,436,209
Intra-company	(418,354)		(304,236)	(838,594)		(570,661)	(420,240)
Consolidated	$2,079,731	27%	$1,632,799	$4,095,700	28%	$3,188,589	$2,015,969	3%

Operating income (loss):
Steel	$213,968		$131,146	$406,923		$265,884	$192,955
Metals recycling and ferrous resources	3,885		6,939	43,375		31,073	39,490
Steel fabrication	(1,635)		(4,713)	(4,518)		(11,293)	(2,883)
Other	(25,422)		(16,820)	(49,678)		(35,695)	(24,256)
	190,796		116,552	396,102		249,969	205,306
Eliminations	(2,577)		83	(2,557)		(1,037)	20
Consolidated	$188,219		$116,635	$393,545		$248,932	$205,326

Steel Operations

Steel Operations.  Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. In the second quarters of 2011 and 2010, and first quarter of 2011, our steel operations accounted for 61%, 60%, and 59% respectively, of our external net sales. Operating income for steel operations increased $82.8 million or 63%, to $214.0 million in the second quarter of 2011 compared to the second quarter of 2010, and increased $21.0 million, or 11%, on a linked-quarter basis. Sales volumes and pricing per ton shipped increased 15% and $118 per ton, respectively, in the second quarter of 2011 as compared to the second quarter of 2010; with sales volumes overall unchanged in the second quarter of 2011 as compared to the first quarter of 2011 and pricing increasing $58 per ton.  Operating income for steel operations increased $141.0 million to $406.9 million in the first six months of 2011 versus the first six months of 2010 due to increases in sales volumes of 9%, primarily in long products, as well as increases in selling prices of $138 per ton.

Steel Operations Shipments (net tons)

	Three Months Ended				Six Months Ended				First
	June 30,				June 30,				Quarter
	2011		2010		2011		2010		2011

Flat Roll Division	680,679		622,861		1,390,293		1,372,119		709,614
The Techs	186,903		191,960		387,627		402,505		200,724
Sheet products	867,582	65%	814,821	69%	1,777,920	66%	1,774,624	71%	910,338	68%

Structural and Rail Division	213,368		159,252		404,029		314,601		190,661
Engineered Bar Products Division	144,280		128,802		303,295		253,861		159,015
Roanoke Bar Division	152,906		109,393		274,211		218,579		121,305
Steel of West Virginia	74,882		52,720		146,938		106,125		72,056
Long products	585,436	44%	450,167	38%	1,128,473	42%	893,166	36%	543,037	40%

Total shipments	1,453,018		1,264,988		2,906,393		2,667,790		1,453,375
Intra-segment shipments	(35,842)	(3)%	(21,259)	(2)%	(72,313)	(3)%	(32,346)	(1)%	(36,471)	(3)%
Segment shipments	1,417,176		1,243,729		2,834,080		2,635,444		1,416,904
Intra-company shipments	(79,568)	(6)%	(65,607)	(5)%	(153,070)	(5)%	(136,473)	(6)%	(73,502)	(5)%
External shipments	1,337,608		1,178,122		2,681,010		2,498,971		1,343,402

Sheet Products.  Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. Our sheet operations represented 71% of our steel segment’s operating income in the second quarter of 2011, as compared to 66% in the second quarter of 2010, and 64% in the first quarter of 2011. The increase in the second quarter of 2011 percentage as compared to that of the second quarter of 2010 is due primarily to the increased profitability of our Flat Roll Division due to sales price per ton improvements versus both prior periods, and sales volume improvements versus the second quarter of 2010.

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

Net sales for the segment increased in the second quarter of 2011 by $309.5 million, or 30%, compared to the second quarter of 2010, and $82.5 million, or 7%, on a linked-quarter basis. Second quarter 2011 steel segment shipments were up 14% compared to the same period in 2010 due to the improved domestic economic climate as steel mill utilization improved with increased automotive and heavy machinery demand, and service center inventories continue to remain at relative low levels. Linked-quarter 2011 steel segment shipments remained flat; however sheet products shipments decreased 5% while long products increased 8%. Order entry for sheet products has had periods of volatility and slowed late in the second quarter of 2011, while long products continued to show improvement with strong backlogs, especially at our Engineered Bar Products Division.  Although still at historically low levels due to the ongoing weak non-residential construction market, we have seen some improvement in order entry and backlog at our Structural and Rail Division. Additionally, demand for our rail products could be bolstered by our continued refinement of rail products and development of rail customer relationships.

Our second quarter 2011 average steel operations’ selling price per ton shipped, including intra-company shipments, increased $118 compared with the second quarter of 2010 and $58 compared with the first quarter of 2011. In sheet products, our second quarter 2011 average selling price per ton shipped increased $140 per ton compared with the second quarter of 2010 and $97 on a linked-quarter basis. Long products average selling prices increased $80 per ton compared with the second quarter of 2010, but decreased $8 on a linked-quarter basis.

Net sales for the segment increased by $544.1 million, or 27%, in the first six months of 2011 compared to the same period in 2010. Stronger demand for our steel products in conjunction with the improving economic climate to date in 2011 have driven increases in both volumes and product pricing as compared to the first six months of 2010. Total shipments for the first six months of 2011 were up 9% overall compared to the same period in 2010, with sheet products remaining relatively consistent and long products increasing 26%. Our first six months 2011 average steel operations’ selling price per ton shipped, including intra-company shipments, increased $138 compared with the first six months of 2010. In sheet products, our first six months of 2011 average selling price per ton shipped increased $142 per ton compared with the first six months of 2010, while long products average selling prices increased $124 per ton.

Steel Operations Average Selling Prices and Volumes

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations increased $51 in the second quarter 2011 compared with the second quarter of 2010, and increased $15 on a linked-quarter basis. During the second quarter of 2011 and 2010, respectively, our metallic raw material costs represented 68% and 62% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations increased $69 for the first six months of 2011 compared with the first six months of 2010, and represented 68% and 62% of our steel operations’ manufacturing costs, respectively, excluding the operations of The Techs.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment includes our metals recycling operations, liquid pig iron manufacturing facility and iron nugget manufacturing start-up facility. In the second quarter of 2011 and 2010, and the first quarter of 2011, our metals recycling and ferrous resources operations accounted for 35%, 36%, and 37%, respectively, of our external net sales.  Operating income for the segment decreased $3.1 million in the second quarter of 2011, to $3.9 million, compared to the second quarter of 2010. Increased volumes for both ferrous and nonferrous metals were offset by decreased metal margins for ferrous metals; and the additional operating losses of $4.7 million (including noncontrolling interests impact of  $900,000) from the start-up iron nugget operations in the second quarter of 2011 over those of the second quarter of 2010 were more than offset by the increased operating income from Iron Dynamics, Inc. (IDI).  Operating income for the segment increased $12.3 million for the first six months of 2011, to $43.4 million, compared to the same period in 2010, as the metals recycling operating margin improved slightly, and the additional operating losses of $6.7 million (including noncontrolling interests impact of $1.3 million) from start-up iron nugget operations in the first half of 2011 over those in the first half of 2010 were more than offset by the increased operating income of IDI.

Metals Recycling and Ferrous Resources Operations Shipments

	Three Months Ended		Six Months Ended		First
	June 30,		June,		Quarter
	2011	2010	2011	2010	2011
Ferrous metal (gross tons)
Total	1,553,828	1,350,364	3,082,019	2,580,439	1,528,191
Intra-segment	(5,192)	—	(5,192)	—	—
Segment shipments	1,548,636	1,350,364	3,076,827	2,580,439	1,528,191
Intra-company	(655,496)	(563,350)	(1,325,124)	(1,082,656)	(669,628)
External shipments	893,140	787,014	1,751,703	1,497,783	858,563

Nonferrous metals (thousands of pounds)
Total and segment shipments	255,113	236,648	541,758	474,893	286,645
Intra-company	(1,978)	(1,946)	(4,239)	(4,140)	(2,261)
External shipments	253,135	234,702	537,519	470,753	284,384

Mesabi Nugget (metric tons) — intra-company	38,265	17,478	74,032	24,657	35,767

Iron Dynamics (metric tons) — intra-company	59,854	55,118	120,997	113,616	61,143

Metals Recycling.  Our metals recycling operations, OmniSource, represent our metals sourcing and processing operations and are the most significant source of income in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills.  Our metals recycling operations represented 95% of this segment’s net sales during the second quarter of 2011 and the first quarter of 2011, and 96% during the second quarter 2010; and $11.2 million, $42.0 million, and $16.3 million of this segments’ operating income for these same quarters, respectively.

During the second quarter of 2011, metals recycling recorded sales of $1.0 billion on shipments of 1.55 million gross tons of ferrous metals and 255.1 million pounds of nonferrous metals, compared with sales of $815.4 million on shipments of 1.35 million gross tons of ferrous and 236.6 million pounds of nonferrous metals during the same period in 2010. In the first quarter of 2011, metals recycling sales were $1.1 billion on shipments of 1.5 million gross tons of ferrous metals and 286.6 million pounds of nonferrous metals. During the second quarter of 2011, the metals recycling operations provided approximately 54% of the steel scrap purchased by our steel mills. This represented 42% of the metals recycling operations’ ferrous shipments for the second quarter of 2011 and 2010, as compared to 44% during the first quarter of 2011. During the first six months of 2011, metals recycling recorded sales of $2.1 billion on shipments of 3.1 million gross tons of ferrous metals and 541.8 million pounds of nonferrous metals, compared with sales of $1.5 billion on shipments of 2.6 million tons of ferrous and 474.9 million pounds of nonferrous metals. Sales prices of ferrous and nonferrous metals increased 10% and 14%, respectively, in the second quarter of 2011 versus the same period in 2010, and increased 15% and 13%, respectively, in the first six months 2011 versus the same period in 2010. The increased volume and pricing of our ferrous metals is directly impacted by the increase in both domestic steel mill utilization and global steel mill production, since the steel industry is our primary ferrous customer.

Operating income for metals recycling decreased $5.1 million, to $11.2 million, in the second quarter of 2011, compared to the second quarter of 2010, despite the increase in ferrous and nonferrous sales volumes, due primarily to decreased metals margins in ferrous metals of 14%.  Metals recycling operating income decreased $30.9 million on a linked-quarter basis due decreases in ferrous metal margins of 10% and nonferrous metals margins of 38%.  The nonferrous metals margin decrease included a net unfavorable change of $14.3 million in unrealized hedging activity, with the second quarter of 2011 having $4.8 million of unrealized losses and the first quarter of 2011 having $9.5 million of unrealized gains.  Operating income for metals recycling increased $2.2 million in the first six months of 2011 as compared to the same period in 2010 with the impact of ferrous volume increases largely offset by decreased metals margins of 14%, while nonferrous metal margins held consistent between periods.

Ferrous Resources.  Our ferrous resource operations consist primarily of the revenues and expenses associated with our IDI scrap substitute manufacturing facility, and our iron-nugget manufacturing facility, Mesabi Nugget. IDI primarily produces liquid pig iron which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Mesabi Nugget, which began initial production of iron nuggets in January 2010, continues to refine and improve its pioneering production process, and has seen improvement in its monthly “up-time” and production results.  Mesabi Nugget iron nuggets have to date been used as a raw material input at our steel mills.  The operating loss of Mesabi Nugget start-up operations in the second quarter of 2011 was $4.7 million higher than in the second quarter of 2010 and $2.4 million higher than in the first quarter of 2011 (including noncontrolling interest impact of $900,000 and $460,000, respectively).  The increase in the second quarter 2011 as compared to the prior noted quarters was due to a planned three-week May 2011 furnace reline outage. The operating loss of Mesabi Nugget start-up operations increased $6.7 million in the first six months of 2011 over that of the first six months of 2010 (including noncontrolling interest impact of $1.3 million), when the location commissioned initial start-up.

Steel Fabrication Operations

Our steel fabrication operations include six operating and two idled New Millennium Building Systems’ plants located in the Midwest, Southeastern and Southwestern parts of the United States, and Northern Mexico.  Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 3% of our external net sales during the second quarter of 2011 and 2010, and the first quarter of 2011. The operating loss for the segment was $1.6 million in the second quarter of 2011, compared to $4.7 million in the second quarter of 2010, and $2.9 million in the first quarter of 2011. Operating loss for the segment was $4.5 million for the first six months of 2011 compared to an operating loss of $11.3 million for the first six months of 2010.

Net sales for the segment increased by $19.7 million, or 47%, in the second quarter of 2011 compared to the second quarter of 2010, and $9.3 million, or 18%, on a linked-quarter basis. Both volumes and pricing increased in the second quarter of 2011 when compared with the same period in 2010 and the first quarter of 2011, with our average steel fabrication operations’ selling price per ton shipped increasing $288, or 29%, during the second quarter of 2011 versus the same period in 2010, and increasing $102, or 9%, on a linked-quarter basis. Sales volumes increased 6,000 tons, or 14%, to 48,000 tons in the second quarter of 2011 compared to the second quarter of 2010, and 8% on a linked-quarter basis.  Net sales for the segment increased $48.3 million to $114.6 million for the first six months of 2011 as compared to the first six months of 2010. Our average steel fabrication operations’ selling price per ton shipped increased $268, or 27%, in the first six months of 2011 as compared to the same period in 2010, and selling volumes increase 36% to 92,000 tons. While we have seen some increased order entry and sales volumes in the fabrication segment in 2011 versus 2010, the non-residential construction market continues to be at historically low levels, and we anticipate that if the non-residential market continues to develop, it may be slowly.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the second quarter of 2011 and 2010, the cost of steel products purchased represented 71% of the total cost of manufacturing for our steel fabrication operations; while the cost of steel increased in the second quarter of 2011, as compared to the same period in 2010 by $122 per ton. Margins expanded during the second quarter of 2011 versus those of the second quarter of 2010 as increases in selling values outpaced raw material cost increases, resulting in increased segment gross margin of $5.4 million. During the first six months of 2011 and 2010, the cost of steel products consumed represented 69% and 68%, respectively, of the total cost of manufacturing for our steel fabrication operations, and the cost of steel increased in the first six months of 2011 as compared to the same period in 2010 by $101 per ton. As the increase in selling prices outpaced the increase in input costs, the segment’s gross margin increased $12.2 million in the first six months of 2011 versus the same period in 2010.

Steel Fabrication Operations Average Selling Prices and Volumes

Second Quarter Consolidated Results 2011 vs. 2010

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $88.2 million during the second quarter of 2011, as compared to $75.3 million during the second quarter of 2010, an increase of $12.8 million, or 17%. Our selling, general and administrative expenses represented 4% and 5% of our total net sales during the second quarter of 2011 and 2010, respectively. The percentage decrease is primarily a result of improved net sales in the second quarter of 2011 compared with the prior year as measured against certain fixed cost components in selling, general and administrative expenses.

The most significant increase in our selling, general and administrative expenses was due to increased profit sharing expense during the second quarter of 2011, as a result of increased profitability in 2011. During the second quarter of 2011, we recorded expense of $12.0 million related to our Steel Dynamics performance-based profit sharing plan (and $2.5 million of other profit sharing), while expense of $6.8 million (and $1.0 million of other profit sharing) was recorded in the second quarter of 2010. The contribution percentage for this plan consists of 2% of consolidated pretax earnings plus a unique percentage of each of our operating segments’ pretax earnings. The resulting total contribution percentage was 7% of consolidated pretax earnings (before profit sharing) during the second quarter of 2011.

Interest Expense, net of Capitalized Interest.  During the second quarter of 2011, gross interest expense decreased $200,000, or 0.4%, to $45.2 million, and capitalized interest decreased $1.5 million to $400,000, when compared to the same period in 2010. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments, which with the completion of several of our construction projects, was not as significant in the second quarter 2011. Our weighted-average interest rate on our outstanding borrowings was 7.3% at June 30, 2011 and 2010. We currently anticipate gross interest expense to remain consistent through the remainder of the year.

Other (Income) Expense, net.  Other income was $5.7 million during the second quarter of 2011, as compared to $3.5 million during the same period in 2010. During the second quarter of 2011, we recorded interest income of $1.3 million versus $950,000 in the same period in 2010.

Income Taxes.  During the second quarter of 2011, our income tax expense was $53.3 million, as compared to $29.9 million during the same period in 2010. Our effective income tax rate before noncontrolling interests was 35.8% and 39.0%, during the second quarter of 2011 and 2010, respectively. The lower rate in the second quarter of 2011 was due to discrete tax benefits recorded during the quarter, including the reduction of our deferred tax provision due to recent changes in Indiana tax law.

First Six Months Consolidated Results 2011 vs. 2010

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $178.6 million during the first six months of 2011, as compared to $153.5 million during the same period in 2010, an increase of $25.1 million, or 16%. During the first six months of 2011 and 2010, selling, general and administrative expenses represented approximately 4% and 5% of net sales, respectively. The percentage decrease is primarily a result of improved net sales in 2011 to date compared with the prior year same period as measured against certain fixed cost components in selling, general and administrative expenses.  The increase in selling, general and administrative expenses in the first six months of 2011 compared to the first six months of 2010 primarily relates to recording profit sharing expense of $25.2 million related to our Steel Dynamics performance-based profit sharing plan (and $4.4 million of other profit sharing) during the first six months of 2011 as compared to expense of $15.3 million (and $2.0 million of other profit sharing ) during the same period in 2010.

Interest Expense, net of Capitalized Interest.  During the first six months of 2011, gross interest expense increased $2.5 million, or 3%, to $88.9 million, and capitalized interest decreased $4.7 million, or 86%, to $737,000, as compared to the same period in 2010. The increase in gross interest expense for the first six months of 2011 compared to the first six months of 2010 is primarily a result of our issuance of $350.0 million of 7 5/8% senior notes due 2020, in March 2010. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments, which with the completion of several of our construction projects, is not as significant in 2011.

Other (Income) Expense, net.  Other income was $10.3 million during the first six months of 2011, as compared to $6.6 million during the same period in 2010. Interest income was $2.3 million for the first six months of 2011 versus $1.9 million in 2010.

Income Taxes.  During the first six months of 2011, our income tax provision was $115.6 million, as compared to $64.4 million during the same period in 2010, and our effective income tax rates before noncontrolling interests were 36.6% and 36.9%, respectively.

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

Working Capital.  During the first six months of 2011, our operational working capital position, representing our cash invested in trade receivables, inventories and income taxes receivable, less current liabilities other than debt, increased $169.4 million to $1.4 billion compared to December 31, 2010. Trade receivables increased $227.2 million, or 37%, during the first six months of 2011 to $849.4 million, of which over 98% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 5% of our outstanding trade receivables at June 30, 2011, and December 31, 2010. Trade receivables increased during the first six months of 2011 due to increased sales from higher product prices and volumes compared to the fourth quarter of 2010. Total inventories increased $81.1 million, or 7%, to $1.2 billion during the first six months of 2011. Our raw materials, primarily steel scrap inventories, increased by approximately $8.8 million during the first six months of 2011, with scrap volumes decreasing by 75,000 gross tons (9%), but pricing increasing moreso. Likewise our work-in-process and finished goods inventories increased $65.1 million, with volumes increasing by 64,000 tons. Our trade payables and general accruals increased $116.9 million, or 21%, during the first six months of 2011. The increase in trade payables is a reflection of the increased production activities and commodity raw material pricing and purchasing prior to June 30, 2011, compared to that at December 31, 2010. The increase in accrued profit sharing is due to the increase in pretax income during 2011 when compared to 2010, as our profit sharing is directly tied to earnings.

Capital Investments.  During the first six months of 2011, we invested $53.7 million in property, plant and equipment, of which $18.4 million was within our steel operations, $20.0 million related to our metals recycling operations and $4.5 million related to our Mesabi Nugget and Mesabi Mining facilities. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion and attains appropriate operational metrics. We continue to estimate capital expenditures for the year 2011 to be approximately $200 million or less.

Capital Resources and Long-term Debt.  During the first six months of 2011, our total outstanding debt decreased $7.5 million to $2.4 billion. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interest, and our total stockholders’ equity, was 50.7% at June 30, 2011, and 52.8% at December 31, 2010. At June 30, 2011, there were no outstanding borrowings under our senior secured revolver, which is subject to a monthly borrowing base.

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

At June 30, 2011, our first lien leverage ratio, interest coverage ratio, and total debt leverage ratio was 0.03:1.00, 4.55:1.00, and 3.04:1.00, respectively. We were in compliance with these covenants at June 30, 2011, and we expect to remain in compliance during the remainder of 2011.

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

At June 30, 2011, we had $907.4 million of funding availability pursuant to our senior secured revolving credit agreement

Cash Dividends.  We declared cash dividends of $43.7 million, or $0.20 per common share ($0.10 per common share each quarter), during the first six months of 2011 and $32.5 million, or $0.15 per common share ($0.075 per common share per quarter), during the first six months of 2010. We paid cash dividends of $38.1 million and $32.4 million during the first six months of 2011 and 2010, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis.  During the remainder of 2011, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Other.  Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement through its term, which expires in June 2012, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements and anticipated capital expenditures. We anticipate being able to put in place a new senior secured credit agreement that is sufficient for our capital and liquidity needs prior to the expiration of our current agreement in June 2012.

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings.  We did not have any interest rate swaps during the periods ended June 30, 2011 or 2010.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for certain commodities such as fuel, zinc, iron ore, electricity, and natural gas and its transportation. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 24 months for physical commodity requirements and for up to 10 years for commodity transportation requirements. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At June 30, 2011, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer. At June 30, 2011, we had a cumulative unrealized loss associated with these financial contracts of $310,000 all of which have a settlement date within the next twelve months. We expect the customer contracts associated with the financial contracts to be fully consummated.

ITEM 4.                        CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

The company as well as its various subsidiaries, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of these lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

On September 17, 2008, we and eight other steel manufacturing companies were served with a class action antitrust complaint, filed in the United States District Court for the Northern District of Illinois in Chicago by Standard Iron Works of Scranton, Pennsylvania, alleging violations of Section 1 of the Sherman Act.  The Complaint alleges that the defendants conspired to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, starting in 2005, by artificially restricting the supply of such steel products.  Seven additional lawsuits, each of them materially similar to the original, have also been filed in the same federal court, each of them likewise seeking similar class certification.  All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005, and the present.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period.  In addition, on December 28, 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. The case has been removed to federal court. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting discovery. We believe that the lawsuits are without merit and we are aggressively defending these actions.  Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation, however we have determined, based on the information available at this time, that there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity.

Although not presently necessary or appropriate to make a dollar estimate of exposure to loss, if any, in connection with the above matter, we may in the future determine that a loss accrual is necessary. Although we may make loss accruals, if and as warranted, any amounts that we may accrue from time to time could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. Additionally, an adverse result could have a material effect on our financial condition, results of operations and liquidity.

On October 25, 2010, our wholly-owned subsidiary, OmniSource Corporation, was indicted by a Grand Jury in Marion County, Indiana, on multiple criminal charges involving the alleged receipt or attempted receipt of stolen property and related racketeering charges. We vigorously denied these charges and engaged in an aggressive defense against them.  On December 30, 2010, we filed a Motion to Dismiss this indictment, on multiple grounds, on February 4, 2011 this Motion was argued, and on May 4, 2011 the judge of the Marion County, Indiana Superior Court dismissed these charges.  In a related matter, on October 18, 2010, our Indianapolis subsidiary filed a civil replevin lawsuit against the then Prosecutor, seeking return of cash previously seized by the police preceding the indictment.  The Prosecutor then asserted a counterclaim against OmniSource, seeking forfeiture of OmniSource property.  This counterclaim was likewise vigorously disputed and aggressively defended.

On July 13, 2011, in a Joint Press Release issued by the new and recently elected Prosecutor of Marion County, together with OmniSource Corporation, the Prosecutor announced that all criminal charges and all civil claims asserted in the counterclaim against OmniSource have been dismissed, with prejudice, and all monies seized from OmniSource by the police is being returned to OmniSource.  The parties have agreed to work together to build upon OmniSource’s long-standing and nationally recognized anti-metal theft training and enforcement program, with enhanced training available to both other scrap dealers and to law enforcement personnel.  OmniSource also agreed to donate the proceeds returned to it to a City of Indianapolis Law Enforcement Fund, to be utilized in connection with such training activities.

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

August 5, 2011
STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer