Form 10-Q
period 2011-09-30
STEEL DYNAMICS INC
filed 2011-11-08
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, Registrant had 218,693,681 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and equivalents	$456,694	$186,513
Accounts receivable, net	764,715	584,068
Accounts receivable-related parties	51,153	38,121
Inventories	1,158,848	1,114,063
Deferred income taxes	21,652	20,684
Income taxes receivable	24,519	37,311
Other current assets	18,646	19,243
Total current assets	2,496,227	2,000,003

Property, plant and equipment, net	2,168,444	2,213,333

Restricted cash	20,763	23,132
Intangible assets, net	460,206	489,240
Goodwill	746,737	751,675
Other assets	111,104	112,551
Total assets	$6,003,481	$5,589,934

Liabilities and Equity
Current liabilities
Accounts payable	$453,232	$335,031
Accounts payable-related parties	9,107	13,570
Income taxes payable	14,844	5,227
Accrued expenses	203,191	175,041
Accrued profit sharing	35,883	23,524
Current maturities of long-term debt	1,210	8,924
Total current liabilities	717,467	561,317

Long-term debt
7 3/8% senior notes, due 2012	700,000	700,000
5.125% convertible senior notes, due 2014	287,500	287,500
6 ¾% senior notes, due 2015	500,000	500,000
7 ¾% senior notes, due 2016	500,000	500,000
7 5/8% senior notes, due 2020	350,000	350,000
Other long-term debt	41,550	40,397
Total long-term debt	2,379,050	2,377,897

Deferred income taxes	482,543	457,432
Other liabilities	77,391	62,159
Commitments and contingencies

Redeemable noncontrolling interest	64,364	54,294

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 255,029,406 and 254,002,799 shares issued; and 218,690,315 and 217,574,826 shares outstanding, as of September 30, 2011 and December 31, 2010, respectively	636	633
Treasury stock, at cost; 36,339,091 and 36,427,973 shares, as of September 30, 2011 and December 31, 2010, respectively	(725,849)	(727,624)
Additional paid-in capital	1,023,295	998,728
Retained earnings	2,003,486	1,821,133
Total Steel Dynamics, Inc. equity	2,301,568	2,092,870
Noncontrolling interests	(18,902)	(16,035)
Total equity	2,282,666	2,076,835
Total liabilities and equity	$6,003,481	$5,589,934

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales
Unrelated parties	$1,976,296	$1,520,346	$5,922,243	$4,584,285
Related parties	67,159	63,818	216,912	188,468
Total net sales	2,043,455	1,584,164	6,139,155	4,772,753

Costs of goods sold	1,844,212	1,444,632	5,367,772	4,230,755
Gross profit	199,243	139,532	771,383	541,998

Selling, general and administrative expenses	72,876	54,679	201,648	167,796
Profit sharing	7,428	4,562	37,085	21,833
Amortization of intangible assets	10,154	11,291	30,320	34,437
Total selling, general and administrative expenses	90,458	70,532	269,053	224,066

Operating income	108,785	69,000	502,330	317,932

Interest expense, net of capitalized interest	44,702	44,286	132,860	125,249
Other income, net	(3,523)	(6,215)	(13,835)	(12,817)

Income before income taxes	67,606	30,929	383,305	205,500
Income taxes	27,749	15,574	143,392	79,959

Net income	39,857	15,355	239,913	125,541

Net loss attributable to noncontrolling interests	3,447	3,386	8,004	7,376

Net income attributable to Steel Dynamics, Inc.	$43,304	$18,741	$247,917	$132,917

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$.20	$.09	$1.14	$.61

Weighted average common shares outstanding	218,674	216,881	218,389	216,600

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.19	$.09	$1.08	$.60

Weighted average common shares and share equivalents outstanding	235,759	234,543	236,083	234,601

Dividends declared per share	$.10	$.075	$.30	$.225

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Operating activities:
Net income	$39,857	$15,355	$239,913	$125,541

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,962	57,278	166,965	168,948
Equity-based compensation	3,833	3,626	11,355	9,724
Deferred income taxes	7,118	2,735	29,081	21,620
(Gain) loss on disposal of property, plant and equipment	3,701	(176)	3,797	1,330
Changes in certain assets and liabilities:
Accounts receivable	33,533	(26,820)	(193,679)	(228,537)
Inventories	36,346	9,715	(44,787)	(155,356)
Other assets	1,632	(2,409)	7,329	(10,998)
Accounts payable	(4,375)	(12,446)	92,550	83,064
Income taxes receivable/payable	(5,911)	8,829	22,409	106,378
Accrued expenses	50,767	33,733	57,464	59,799
Net cash provided by operating activities	222,463	89,420	392,397	181,513

Investing activities:
Purchases of property, plant and equipment	(38,126)	(24,224)	(91,795)	(95,868)
Other investing activities	947	936	1,946	2,417
Net cash used in investing activities	(37,179)	(23,288)	(89,849)	(93,451)

Financing activities:
Issuance of current and long-term debt	10,851	25,428	15,977	571,980
Repayment of current and long-term debt	(105)	(146)	(7,921)	(355,952)
Debt issuance costs	(6,884)	—	(6,884)	(6,707)
Proceeds from exercise of stock options, including related tax effect	402	1,566	13,267	8,004
Contributions from noncontrolling investors, net	11,320	1,805	13,207	4,416
Dividends paid	(21,865)	(16,260)	(60,013)	(48,693)
Net cash provided by (used in) financing activities	(6,281)	12,393	(32,367)	173,048

Increase in cash and equivalents	179,003	78,525	270,181	261,110
Cash and equivalents at beginning of period	277,691	191,593	186,513	9,008

Cash and equivalents at end of period	$456,694	$270,118	$456,694	$270,118

Supplemental disclosure information:
Cash paid for interest	$14,931	$15,016	$101,088	$90,778
Cash paid (received) for federal and state income taxes, net	$12,403	$(12)	$74,378	$(55,019)

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 60% and 61% of the company’s external net sales during the three and nine-month periods ended September 30, 2011 and 2010, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations are primarily composed of the company’s steel scrap procurement and processing locations, operated through the company’s wholly-owned subsidiary, OmniSource Corporation (OmniSource), as well as Iron Dynamics (IDI), the company’s liquid pig iron facility. In addition, the impact related to the ongoing start-up of the Mesabi Nugget iron nugget manufacturing facility and future mining operations, both in Hoyt Lakes, Minnesota is also included in this segment. Metals recycling and ferrous resources operations accounted for approximately 35% of the company’s external net sales during each of the three and nine-month periods ended September 30, 2011 and 2010.

Steel Fabrication Operations.  Steel fabrication operations represent the company’s New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 4% and 3% of the company’s external net sales during the three-month periods ended September 30, 2011 and 2010, respectively, and 3% during each of the nine-month periods ended September 30, 2011 and 2010.

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

Goodwill.  The company’s goodwill is allocated to the following reporting units at September 30, 2011, and December 31, 2010, (in thousands):

	September 30,	December 31,
	2011	2010
OmniSource — Metals Recycling/Ferrous Resources Segment	$572,988	$577,926
The Techs — Steel Segment	142,783	142,783
Roanoke Bar Division — Steel Segment	29,041	29,041
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$746,737	$751,675

OmniSource goodwill decreased $4.9 million from December 31, 2010 to September 30, 2011, in recognition of the 2011 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Senior Secured Revolving Credit Facility

On September 29, 2011, the company amended, restated and expanded its existing senior secured revolving credit facility from the prior $924.0 million level to a renewed 5-year $1.1 billion facility. Subject to certain conditions, the company has the opportunity to increase the facility size by an additional $400.0 million. The facility is guaranteed by certain of the company’s subsidiaries and is secured by substantially all of its accounts receivable and inventories. The proceeds of the revolver will be available to fund working capital, capital expenditures, and other general corporate purposes.

The amended credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial and other covenants contained in the senior secured credit agreement.  At September 30, 2011, there were no outstanding borrowings under our senior secured revolver, which is subject to a quarterly borrowing base.

The senior secured revolving credit facility pricing grid is adjusted quarterly and is based on the company’s leverage of total debt to last-twelve-month’s (LTM) adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions, as defined in the credit agreement).  The minimum pricing is LIBOR plus 1.00% or Prime, and the maximum pricing is LIBOR plus 2.00% or Prime plus 1.00%.  In addition the company is subject to an unused commitment fee of between 0.25% and 0.45% (based on leverage of total debt to LTM adjusted EBITDA) which is applied to the unused portion of the $1.1 billion revolver each quarter.

Note 3.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options and restricted shares, and dilutive shares related to the company’s 5.125% convertible senior notes, and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 5.8 million and 2.3 million shares were anti-dilutive at September 30, 2011 and 2010, respectively.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended September 30,
	2011			2010
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$43,304	218,674	$.20	$18,741	216,881	$.09
Dilutive stock option effect	—	703		—	1,280
5.125% convertible senior notes, net of tax	2,358	16,382		2,377	16,382
Diluted earnings per share	$45,662	235,759	$.19	$21,118	234,543	$.09

	Nine Months Ended September 30,
	2011			2010
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$247,917	218,389	$1.14	$132,917	216,600	$.61
Dilutive stock option effect	—	1,312		—	1,619
5.125% convertible senior notes, net of tax	7,074	16,382		7,131	16,382
Diluted earnings per share	$254,991	236,083	$1.08	$140,048	234,601	$.60

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$578,008	$589,859
Supplies	240,512	231,816
Work-in-progress	116,557	94,346
Finished goods	223,771	198,042
Total inventories	$1,158,848	$1,114,063

Note 5. Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity attributable to the noncontrolling interests (in thousands):

		Stockholders of Steel Dynamics, Inc.
	Total	Common	Additional Paid-In	Retained	Treasury	Noncontrolling
	Equity	Stock	Capital	Earnings	Stock	Interests
Balances at January 1, 2011	$2,076,835	$633	$998,728	$1,821,133	$(727,624)	$(16,035)
Proceeds from the exercise of stock options, including related tax effect	13,267	3	13,264	—	—	—
Dividends declared	(65,564)	—	—	(65,564)	—	—
Equity-based compensation and issuance of restricted stock	13,078	—	11,303	—	1,775	—
Contributions from noncontrolling investors	5,645	—	—	—	—	5,645
Distributions to noncontrolling investor	(508)	—	—	—	—	(508)
Net and comprehensive income (loss)	239,913	—	—	247,917	—	(8,004)
Balances at September 30, 2011	$2,282,666	$636	$1,023,295	$2,003,486	$(725,849)	$(18,902)

Note 6.  Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. At times the company utilizes derivative instruments to mitigate commodity margin risk, interest rate risk, and foreign currency exchange rate risk. Forward contracts on various commodities are entered into to manage the price risk associated with forecasted purchases and sales of nonferrous metals (specifically aluminum, copper, nickel and silver) from the company’s metals recycling operations. Interest rate swaps are entered into at times to manage interest rate risk associated with the company’s fixed and floating-rate borrowings. Forward exchange contracts on various foreign currencies are entered into at times to manage foreign currency exchange rate risk as necessary. No interest rate swaps or significant forward exchange contracts on foreign currency existed for the periods presented.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments (continued)

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity.  The following summarizes the company’s commodity futures contract commitments as of September 30, 2011 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	8,400	MT
Aluminum	Short	4,400	MT
Copper	Long	6,554	MT
Copper	Short	6,067	MT
Nickel	Long	12	MT
Nickel	Short	54	MT
Silver	Long	343	Lbs

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of September 30, 2011, and December 31, 2010, and for the three and nine-month periods ended September 30, 2011 and 2010 (in thousands):

		Fair Value
Balance Sheets		September 30, 2011	December 31, 2010
Commodity futures net asset	Other current assets	$1,440	$—
Commodity futures net liability	Accrued expenses	—	4,988

		Gain (Loss) for Three Months Ended
Statements of Income		September 30, 2011	September 30, 2010
Commodity futures contracts	Costs of goods sold	$7,112	$(720)

		Gain for Nine Months Ended
Statements of Income		September 30, 2011	September 30, 2010
Commodity futures contracts	Costs of goods sold	$11,457	$3,688

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of  September 30, 2011, and December 31, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Commodity futures – financial assets	$10,158	$—	$10,158	$—
Commodity futures – financial liabilities	8,718	—	8,178	—

December 31, 2010
Commodity futures – financial assets	7,052	—	7,052	—
Commodity futures – financial liabilities	12,040	—	12,040	—

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, was approximately $2.4 billion and $2.5 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion) at September 30, 2011, and December 31, 2010, respectively, and was based on quoted market prices.

Note 8.  Commitments and Contingencies

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

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment and intra-company sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2010, for more information related to the company’s segment reporting.  The company’s segment results for the three and nine-month periods ended September 30, 2011 and 2010 are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
September 30, 2011	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,183,665	$624,742	$83,094	$24,018		—		$1,915,519
External Non-U.S.	44,345	83,296	—	295		—		127,936
Other segments	49,854	351,219	16	3,033		(404,122)		—
	1,277,864	1,059,257	83,110	27,346		(404,122)		2,043,455
Operating income (loss)	136,194	(3,388)	(246)	(28,437	)(1)	4,662	(2)	108,785
Income (loss) before income taxes	114,805	(14,697)	(2,139)	(35,025)		4,662		67,606
Depreciation and amortization	27,320	25,164	1,847	1,682		(51)		55,962
Capital expenditures	10,457	26,575	503	591		—		38,126

As of September 30, 2011
Assets	2,629,873	2,557,147	234,452	757,275	(3)	(175,266	)(4)	6,003,481
Liabilities	488,476	531,827	16,820	2,785,613	(5)	(166,285	)(6)	3,656,451

Footnotes related to the three months ended September 30, 2011 segment results (in millions):

(1)	Corporate SG&A	$(19.1)
	Company-wide stock option expense	(3.6)
	Profit sharing	(5.5)
	Other, net	(0.2)
	Total	$(28.4)

(2)	Gross profit increase from intra-company sales	$4.7

(3)	Cash and equivalents	$391.5
	Income taxes receivable	24.5
	Deferred income taxes	21.6
	Property, plant and equipment, net	72.1
	Debt issuance costs	25.6
	Intra-company debt	130.6
	Other	91.4
	Total	$757.3

(4)	Elimination of intra-company receivables	$(30.6)
	Elimination of intra-company debt	(130.6)
	Other	(14.1)
	Total	$(175.3)

(5)	Accounts payable	32.6
	Income taxes payable	15.0
	Accrued interest	61.8
	Accrued profit sharing	31.4
	Debt	2,342.0
	Deferred income taxes	221.0
	Other	81.8
	Total	$2,785.6

(6)	Elimination of intra-company payables	$(35.9)
	Elimination of intra-company debt	(130.6)
	Other	0.2
	Total	$(166.3)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (continued)

For the three months ended		Metals Recycling /	Steel Fabrication
September 30, 2010	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$938,162	$484,605	$53,723	$11,660		$—		$1,488,150
External Non-U.S.	21,509	74,265	—	240		—		96,014
Other segments	40,715	245,810	197	2,463		(289,185)		—
	1,000,386	804,680	53,920	14,363		(289,185)		1,584,164
Operating income (loss)	85,201	1,077	(494)	(14,781	)(1)	(2,003	)(2)	69,000
Income (loss) before income taxes	65,666	(9,588)	(1,919)	(21,147)		(2,083)		30,929
Depreciation and amortization	28,596	26,224	1,404	1,105		(51)		57,278
Capital expenditures	10,530	10,145	—	3,549		—		24,224

As of September 30, 2010
Assets (7)	2,513,562	2,476,032	198,314	718,304	(3)	(295,753	)(4)	5,610,459
Liabilities (7)	414,455	609,779	20,423	2,749,747	(5)	(287,621	)(6)	3,506,783

Footnotes related to the three months ended September 30, 2010 segment results (in millions):

(1)	Corporate SG&A	$(5.8)
	Company-wide stock option expense	(3.6)
	Profit sharing	(3.5)
	Other, net	(1.9)
	Total	$(14.8)

(2)	Gross profit reduction from intra-company sales	$(2.0)

(3)	Cash and equivalents	$258.9
	Income taxes receivable	30.4
	Deferred income taxes	24.8
	Property, plant and equipment, net	57.7
	Debt issuance costs	25.1
	Intra-company debt	235.8
	Other	85.6
	Total	$718.3

(4)	Elimination of intra-company receivables	$(47.6)
	Elimination of intra-company debt	(235.8)
	Other	(12.4)
	Total	$(295.8)

(5)	Accounts payable	$36.0
	Income taxes payable	5.4
	Accrued interest	61.8
	Accrued profit sharing	19.2
	Debt	2,341.0
	Deferred income taxes	219.2
	Other	67.1
	Total	$2,749.7

(6)	Elimination of intra-company payables	$(47.7)
	Elimination of intra-company debt	(235.8)
	Other	(4.1)
	Total	$(287.6)

(7)

Certain segment deferred tax asset and liability accounts have been reclassified at September 30, 2010, to conform to the September 30, 2011 presentation. These reclassifications had no impact to the previously reported segment income statement information or consolidated income statements as previously reported, nor did they impact previously reported consolidated total assets or liabilities.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (continued)

For the nine months ended		Metals Recycling /	Steel Fabrication
September 30, 2011	Steel Operations	Ferrous Resources	Operations	Other		Eliminations	Consolidated

Net Sales
External	$3,551,626	$1,944,928	$197,112	$75,260		$—	$5,768,926
External Non-U.S.	138,723	230,954	—	552		—	370,229
Other segments	163,991	1,069,661	612	8,452		(1,242,716)	—
	3,854,340	3,245,543	197,724	84,264		(1,242,716)	6,139,155
Operating income (loss)	543,117	39,987	(4,764)	(78,115	)(1)	2,105 (2)	502,330
Income (loss) before income taxes	480,296	8,033	(9,918)	(97,105)		1,999	383,305
Depreciation and amortization	82,164	75,784	4,969	4,201		(153)	166,965
Capital expenditures	28,891	58,458	1,454	2,992		—	91,795

Footnotes related to the nine months ended September 30, 2011 segment results (in millions):

(1)	Corporate SG&A	$(38.4)
	Company-wide stock option expense	(11.0)
	Profit sharing	(30.6)
	Other, net	1.9
	Total	$(78.1)

(2)	Gross profit increase from intra-company sales	$2.1

For the nine months ended		Metals Recycling /	Steel Fabrication
September 30, 2010	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$2,835,969	$1,497,542	$119,949	$62,519		$—		$4,515,979
External Non-U.S.	72,906	183,317	—	551		—		256,774
Other segments	123,936	728,491	236	7,182		(859,845)		—
	3,032,811	2,409,350	120,185	70,252		(859,845)		4,772,753
Operating income (loss)	351,085	32,150	(11,787)	(50,476	)(1)	(3,040	)(2)	317,932
Income (loss) before income taxes	295,332	(3,413)	(15,696)	(66,886)		(3,837)		205,500
Depreciation and amortization	84,894	76,351	4,516	3,323		(136)		168,948
Capital expenditures	39,747	41,503	150	15,106		(638)		95,868

Footnotes related to the nine months ended September 30, 2010 segment results (in millions):

(1)	Corporate SG&A	$(22.8)
	Company-wide stock option expense	(8.8)
	Profit sharing	(18.8)
	Other, net	(0.1)
	Total	$(50.5)

(2)	Gross profit reduction from intra-company sales	$(3.0)

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

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of September 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$388,196	$59,517	$8,981	$—	$456,694
Accounts receivable, net	329,791	790,072	10,868	(314,863)	815,868
Inventories	584,593	496,178	80,346	(2,269)	1,158,848
Other current assets	91,718	7,651	3,013	(37,565)	64,817
Total current assets	1,394,298	1,353,418	103,208	(354,697)	2,496,227
Property, plant and equiment, net	1,067,385	660,174	443,764	(2,879)	2,168,444
Intangible assets, net	—	460,206	—	—	460,206
Goodwill	—	746,737	—	—	746,737
Other assets, including investments in subs	2,792,180	32,551	8,073	(2,700,937)	131,867
Total assets	$5,253,863	$3,253,086	$555,045	$(3,058,513)	$6,003,481

Accounts payable	$156,677	$302,606	$35,133	$(32,077)	$462,339
Accrued expenses	175,546	99,005	8,340	(28,973)	253,918
Current maturities of long-term debt	440	300	35,596	(35,126)	1,210
Total current liabilities	332,663	401,911	79,069	(96,176)	717,467
Long-term debt	2,344,065	—	165,787	(130,802)	2,379,050
Other liabilities	275,567	2,162,580	27,223	(1,905,436)	559,934

Redeemable noncontrolling interest	—	—	64,364	—	64,364

Common stock	636	33,896	18,121	(52,017)	636
Treasury stock	(725,849)	—	—	—	(725,849)
Additional paid-in-capital	1,023,295	117,737	312,817	(430,554)	1,023,295
Retained earnings	2,003,486	536,962	(93,434)	(443,528)	2,003,486
Total Steel Dynamics, Inc. equity	2,301,568	688,595	237,504	(926,099)	2,301,568
Noncontrolling interests	—	—	(18,902)	—	(18,902)
Total equity	2,301,568	688,595	218,602	(926,099)	2,282,666
Total liabilities and equity	$5,253,863	$3,253,086	$555,045	$(3,058,513)	$6,003,481

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

			Combined	Consolidating	Total
As of December 31, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$173,563	$10,628	$2,322	$—	$186,513
Accounts receivable, net	283,883	614,412	7,282	(283,388)	622,189
Inventories	548,726	487,298	84,183	(6,144)	1,114,063
Other current assets	96,040	9,757	3,444	(32,003)	77,238
Total current assets	1,102,212	1,122,095	97,231	(321,535)	2,000,003
Property, plant and equiment, net	1,110,350	684,118	421,897	(3,032)	2,213,333
Intangible assets, net	—	489,240	—	—	489,240
Goodwill	—	751,675	—	—	751,675
Other assets, including investments in subs	2,788,097	36,617	7,601	(2,696,632)	135,683
Total assets	$5,000,659	$3,083,745	$526,729	$(3,021,199)	$5,589,934

Accounts payable	$127,246	$227,823	$26,015	$(32,483)	$348,601
Accrued expenses	123,498	102,114	8,497	(30,317)	203,792
Current maturities of long-term debt	7,554	325	34,604	(33,559)	8,924
Total current liabilities	258,298	330,262	69,116	(96,359)	561,317
Long-term debt	2,344,399	—	168,278	(134,780)	2,377,897
Other liabilities	305,092	2,158,725	27,072	(1,971,298)	519,591

Redeemable noncontrolling interest	—	—	54,294	—	54,294

Common stock	633	33,901	16,121	(50,022)	633
Treasury stock	(727,624)	—	—	—	(727,624)
Additional paid-in-capital	998,728	117,737	256,905	(374,642)	998,728
Retained earnings	1,821,133	443,120	(49,022)	(394,098)	1,821,133
Total Steel Dynamics, Inc. equity	2,092,870	594,758	224,004	(818,762)	2,092,870
Noncontrolling interests	—	—	(16,035)	—	(16,035)
Total equity	2,092,870	594,758	207,969	(818,762)	2,076,835
Total liabilities and equity	$5,000,659	$3,083,745	$526,729	$(3,021,199)	$5,589,934

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

For the three months ended,			Combined	Consolidating	Total
September 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$932,793	$2,309,239	$45,407	$(1,243,984)	$2,043,455
Costs of goods sold	809,684	2,194,687	60,673	(1,220,832)	1,844,212
Gross profit (loss)	123,109	114,552	(15,266)	(23,152)	199,243
Selling, general and administrative	37,678	53,755	2,475	(3,450)	90,458
Operating income (loss)	85,431	60,797	(17,741)	(19,702)	108,785
Interest expense, net of capitalized interest	26,163	18,237	2,343	(2,041)	44,702
Other (income) expense, net	(3,232)	(1,895)	(437)	2,041	(3,523)
Income (loss) before income taxes and equity in net income of subsidiaries	62,500	44,455	(19,647)	(19,702)	67,606
Income taxes (benefit)	19,524	16,023	(247)	(7,551)	27,749
	42,976	28,432	(19,400)	(12,151)	39,857
Equity in net income of subsidiaries	328	—	—	(328)	—
Net loss attributable to noncontrolling interests	—	—	3,447	—	3,447
Net income (loss) attributable to Steel Dynamics, Inc.	$43,304	$28,432	$(15,953)	$(12,479)	$43,304

For the three months ended,			Combined	Consolidating	Total
September 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$707,009	$1,784,299	$25,347	$(932,491)	$1,584,164
Costs of goods sold	628,785	1,696,687	39,466	(920,306)	1,444,632
Gross profit (loss)	78,224	87,612	(14,119)	(12,185)	139,532
Selling, general and administrative	21,294	49,906	2,000	(2,668)	70,532
Operating income (loss)	56,930	37,706	(16,119)	(9,517)	69,000
Interest expense, net of capitalized interest	26,197	17,302	3,494	(2,707)	44,286
Other (income) expense, net	(3,419)	(5,619)	37	2,786	(6,215)
Income (loss) before income taxes and equity in net income of subsidiaries	34,152	26,023	(19,650)	(9,596)	30,929
Income taxes (benefit)	17,246	9,743	(7,587)	(3,828)	15,574
	16,906	16,280	(12,063)	(5,768)	15,355
Equity in net income of subsidiaries	1,835	—	—	(1,835)	—
Net loss attributable to noncontrolling interests	—	—	3,386	—	3,386
Net income (loss) attributable to Steel Dynamics, Inc.	$18,741	$16,280	$(8,677)	$(7,603)	$18,741

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,798,097	$6,955,744	$143,872	$(3,758,558)	$6,139,155
Costs of goods sold	2,293,661	6,599,291	184,424	(3,709,604)	5,367,772
Gross profit (loss)	504,436	356,453	(40,552)	(48,954)	771,383
Selling, general and administrative	109,870	163,742	6,545	(11,104)	269,053
Operating income (loss)	394,566	192,711	(47,097)	(37,850)	502,330
Interest expense, net of capitalized interest	77,984	53,763	7,070	(5,957)	132,860
Other (income) expense, net	(10,115)	(7,659)	(2,123)	6,062	(13,835)
Income (loss) before income taxes and equity in net income of subsidiaries	326,697	146,607	(52,044)	(37,955)	383,305
Income taxes (benefit)	103,264	54,695	(260)	(14,307)	143,392
	223,433	91,912	(51,784)	(23,648)	239,913
Equity in net income of subsidiaries	24,484	—	—	(24,484)	—
Net loss attributable to noncontrolling interests	—	—	8,004	—	8,004
Net income (loss) attributable to Steel Dynamics, Inc.	$247,917	$91,912	$(43,780)	$(48,132)	$247,917

For the nine months ended,			Combined	Consolidating	Total
September 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,160,162	$5,348,572	$92,116	$(2,828,097)	$4,772,753
Costs of goods sold	1,844,035	5,060,220	123,213	(2,796,713)	4,230,755
Gross profit (loss)	316,127	288,352	(31,097)	(31,384)	541,998
Selling, general and administrative	74,675	150,432	6,594	(7,635)	224,066
Operating income (loss)	241,452	137,920	(37,691)	(23,749)	317,932
Interest expense, net of capitalized interest	73,082	50,160	9,029	(7,022)	125,249
Other (income) expense, net	(10,685)	(10,526)	575	7,819	(12,817)
Income (loss) before income taxes and equity in net income of subsidiaries	179,055	98,286	(47,295)	(24,546)	205,500
Income taxes (benefit)	69,098	36,781	(17,935)	(7,985)	79,959
	109,957	61,505	(29,360)	(16,561)	125,541
Equity in net income of subsidiaries	22,960	—	—	(22,960)	—
Net loss attributable to noncontrolling interests	—	—	7,376	—	7,376
Net income (loss) attributable to Steel Dynamics, Inc.	$132,917	$61,505	$(21,984)	$(39,521)	$132,917

Condensed Consolidating Statements of Cash Flows (in thousands)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$314,438	$112,213	$(34,211)	$(43)	$392,397
Net cash used in investing activities	(77,125)	(40,015)	(27,597)	54,888	(89,849)
Net cash provided by (used in) financing activities	(22,680)	(23,309)	68,467	(54,845)	(32,367)
Increase in cash and equivalents	214,633	48,889	6,659	—	270,181
Cash and equivalents at beginning of period	173,563	10,628	2,322	—	186,513
Cash and equivalents at end of period	$388,196	$59,517	$8,981	$—	$456,694

For the nine months ended,			Combined	Consolidating	Total
September 30, 2010	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$259,377	$2,914	$(80,139)	$(639)	$181,513
Net cash used in investing activities	(124,699)	(23,104)	(40,305)	94,657	(93,451)
Net cash provided by financing activities	123,921	23,606	119,539	(94,018)	173,048
Increase (decrease) in cash and equivalents	258,599	3,416	(905)	—	261,110
Cash and equivalents at beginning of period	430	6,363	2,215	—	9,008
Cash and equivalents at end of period	$259,029	$9,779	$1,310	$—	$270,118

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

Costs of Goods Sold.  Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs for our steel operations are steel scrap and scrap substitutes (which represent the most significant single component of our consolidated costs of goods sold), alloys, zinc, natural gas, argon, direct and indirect labor and related benefits, electricity, oxygen, electrodes, depreciation, materials and freight. The principal elements of these costs for our metals recycling and ferrous resources operations are the costs of procuring the unprocessed scrap metals, transportation costs, and processing expenses, such as direct and indirect labor and related benefits, depreciation and utilities. The principal elements of these costs for our steel fabrication operations include purchased steel and direct and indirect labor and related benefit expenses.

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

Overview

Net income was $43.3 million, or $.19 per diluted share, during the third quarter of 2011, compared with net income of $18.7 million, or $.09 per diluted share, during the third quarter of 2010, and net income of $98.7 million, or $0.43 per diluted share, during the second quarter of 2011. Our net sales increased $459.3 million, or 29%, to $2.0 billion in the third quarter of 2011 versus the third quarter of 2010, and net sales decreased $36.3 million, or 2%, versus the second quarter of 2011. Our gross profit percentage was 10% during the third quarter of 2011 as compared to 9% for the third quarter of 2010, and 13% for the second quarter of 2011.

Net income was $247.9 million, or $1.08 per diluted share, during the first nine months of 2011, compared with net income of $132.9 million, or $.60 per diluted share, during the first nine months of 2010.  Net sales increased $1.4 billion, or 29%, to $6.1 billion in the first nine months of 2011 versus the first nine months of 2010, and our gross profit percentage was 13% during the first nine months of 2011, as compared to 11% for the first nine months of 2010.

Operating income for the first nine months of 2011 increased $184.4 million, or 58%, over the same period of 2010. During the first nine months of 2011, we have experienced increased sales pricing and volumes, resulting in increased gross profit, across all reporting segments in comparison to the same period in 2010.  Within our steel operations, long products volumes improved 22%, while sheet products increased 3%. Additionally during the period, both ferrous and nonferrous metals realized sales volume increases of 16% and 11%, respectively, at OmniSource, our metals recycling operations within our metals recycling and ferrous resources segment, although there was margin percentage compression in both ferrous and nonferrous metals. Third quarter 2011 operating income was $39.8 million higher than that of the third quarter 2010 due primarily to increased volumes, pricing and margins in our steel segment. However, operating income in the third quarter of 2011 was $79.4 million less than second quarter 2011 due primarily to the decreased selling prices, and thus operating profits, of our steel sheet products operations.

Segment Operating Results 2011 vs. 2010 (dollars in thousands)

	Three Months Ended			Nine Months Ended			Second	Linked
	September 30,			September 30,			Quarter	Quarter
	2011	% Change	2010	2011	% Change	2010	2011	% Change

Net sales:
Steel	$1,277,864	28%	$1,000,386	$3,854,340	27%	$3,032,811	$1,329,466	(4)%
Metals recycling and ferrous resources	1,059,257	32%	804,680	3,245,543	35%	2,409,350	1,077,871	(2)%
Steel fabrication	83,110	54%	53,920	197,724	65%	120,185	61,962	34%
Other	27,346	90%	14,363	84,264	20%	70,252	28,786	(5)%
	2,447,577		1,873,349	7,381,871		5,632,598	2,498,085
Intra-company	(404,122)		(289,185)	(1,242,716)		(859,845)	(418,354)
Consolidated	$2,043,455	29%	$1,584,164	$6,139,155	29%	$4,772,753	$2,079,731	(2)%

Operating income (loss):
Steel	$136,194		$85,201	$543,117		$351,085	$213,968
Metals recycling and ferrous resources	(3,388)		1,077	39,987		32,150	3,885
Steel fabrication	(246)		(494)	(4,764)		(11,787)	(1,635)
Other	(28,437)		(14,781)	(78,115)		(50,476)	(25,422)
	104,123		71,003	500,225		320,972	190,796
Eliminations	4,662		(2,003)	2,105		(3,040)	(2,577)
Consolidated	$108,785		$69,000	$502,330		$317,932	$188,219

Steel Operations

Steel Operations.  Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. In the third quarters of 2011 and 2010, and second quarter of 2011, our steel operations accounted for 60%, 61%, and 61% respectively, of our external net sales. Operating income for the steel segment increased $51.0 million or 60%, to $136.2 million in the third quarter of 2011 compared to the third quarter of 2010, but decreased $77.8 million, or 36%, on a linked-quarter basis. Sales volumes and pricing per ton shipped increased 11% and $113 per ton, respectively, in the third quarter of 2011 as compared to the third quarter of 2010. Sales volumes increased 2% in the third quarter of 2011 as compared to the second quarter of 2011; however, average overall steel segment pricing decreased $50 per ton, driven by declines in sheet products pricing, resulting in significant margin squeeze and reduced operating income. Operating income for steel operations increased $192.0 million to $543.1 million in the first nine months of 2011 versus the first nine months of 2010 due to increases in overall sales volumes of 9%, with long products increasing 22%, as well as increases in average selling prices of $130 per ton shipped, offset by less significant increases in raw material costs.

Steel Operations Shipments (net tons)

	Three Months Ended				Nine Months Ended				Second
	September 30,				September 30,				Quarter
	2011		2010		2011		2010		2011

Flat Roll Division	701,212		621,543		2,091,505		1,993,662		680,679
The Techs	166,417		166,858		554,044		569,363		186,903
Sheet products	867,629	63%	788,401	64%	2,645,549	65%	2,563,025	69%	867,582	65%

Structural and Rail Division	224,514		156,940		628,543		471,541		213,368
Engineered Bar Products Division	160,649		153,279		463,944		407,140		144,280
Roanoke Bar Division	141,060		145,168		415,271		363,747		152,906
Steel of West Virginia	76,487		66,610		223,425		172,735		74,882
Long products	602,710	44%	521,997	43%	1,731,183	43%	1,415,163	38%	585,436	44%

Total shipments	1,470,339		1,310,398		4,376,732		3,978,188		1,453,018
Intra-segment shipments	(29,952)	(2)%	(17,673)	(1)%	(102,265)	(2)%	(50,019)	(1)%	(35,842)	(3)%
Segment shipments	1,440,387		1,292,725		4,274,467		3,928,169		1,417,176
Intra-company shipments	(71,165)	(5)%	(65,186)	(6)%	(224,235)	(6)%	(201,659)	(6)%	(79,568)	(6)%
External shipments	1,369,222		1,227,539		4,050,232		3,726,510		1,337,608

Sheet Products.  Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. Sheet products represented 63% of our steel segment’s shipped tons in the third quarter of 2011, as compared to 64% in the third quarter of 2010, and 65% in the second quarter of 2011.

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

Net sales for the segment increased in the third quarter of 2011 by $277.5 million, or 28%, compared to the third quarter of 2010, and decreased $51.6 million, or 4%, on a linked-quarter basis. Third quarter 2011 steel segment shipments were up 11% compared to the same period in 2010 due to the overall improved domestic economic climate as steel mill utilization improved with increased automotive and heavy machinery demand, while service center inventories continue to remain at historically low levels. Linked-quarter 2011 steel segment shipments increased 2% overall, all in long products. Order entry for sheet products has had periods of volatility and slowed in the third quarter of 2011, while long products continued to show improvement with stronger backlogs, especially at our Engineered Bar Products Division.  Although the non-residential construction market continues to remain slow, we have seen some improvement in sales, order entry and backlog at our Structural and Rail Division in 2011 as compared to 2010, including 31,000 rail tons sold in the third quarter of 2011 versus 20,000 rail tons in the third quarter of 2010.

Our third quarter 2011 average steel operations’ segment selling price per ton shipped, including intra-company shipments, increased $113 compared with the third quarter of 2010 but decreased $50 compared with the second quarter of 2011. Sheet products third quarter 2011 average selling price per ton shipped increased $103 compared with the third quarter of 2010, but decreased $95 on a linked-quarter basis, consistent with overall industry pricing. Long products average selling prices increased $124 per ton compared with the third quarter of 2010, and increased $18 on a linked-quarter basis, as demand improved in the long products market, especially in those served by our Engineered Bar Products Division.

Net sales for the segment increased by $821.5 million, or 27%, in the first nine months of 2011 compared to the same period in 2010. Stronger demand for our steel products in conjunction with the improving economic climate in 2011 have driven increases in both volumes and product pricing as compared to the first nine months of 2010. Segment shipments for the first nine months of 2011 were up 9% overall compared to the same period in 2010, with sheet products increasing 3% and long products increasing 22%. Our first nine months 2011 average steel operations’ selling price per ton shipped, including intra-company shipments, increased $130 overall compared with the first nine months of 2010, fairly consistently between sheet products and long products.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations increased $79 in the third quarter 2011 compared with the third quarter of 2010, and increased $5 on a linked-quarter basis. During the third quarter of 2011 and 2010, respectively, our metallic raw material costs represented 68% and 61% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations increased $73 for the first nine months of 2011 compared with the first nine months of 2010, and represented 68% and 61% of our steel operations’ manufacturing costs, respectively, excluding the operations of The Techs.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment includes and is primarily affected by our metals recycling operations (OmniSource); our liquid pig iron manufacturing facility, Iron Dynamics (IDI); and our iron nugget manufacturing start-up facility, Mesabi Nugget. Our metals recycling and ferrous resources operations segment accounted for 35% of our external net sales in the third quarter of 2011 and 2010, and the second quarter of 2011, respectively. Operating income for the metals recycling and ferrous resources operations segment decreased $4.5 million in the third quarter of 2011, to a loss of $3.4 million, compared to the third quarter of 2010, due primarily to decreased metal margins for nonferrous metals in metals recycling. Operating income for the segment decreased $7.3 million in the third quarter 2011 compared to the second quarter of 2011 due primarily to decreases in certain nonferrous metals pricing, and thus margins, late in the third quarter 2011 in metals recycling.

Operating income for the metals recycling and ferrous resources operations segment increased $7.8 million for the first nine months of 2011, to $40.0 million, compared to the same period in 2010. Metals recycling operating income decreased $7.3 million despite increased volume in both ferrous and nonferrous scrap, as metal margins in both ferrous and nonferrous scrap narrowed in 2011. Mesabi Nugget operating losses increased $9.1 million (including noncontrolling interests) from start-up iron nugget operations in the first nine months of 2011 over those in the first nine months of 2010 when operations began. However, the increased losses in metals recycling and Mesabi Nugget were more than offset by the increased operating income of IDI in the first nine months of 2011 as compared to the same period of 2010 due to increased volume and selling prices, as the market price for pig iron increased.

Metals Recycling and Ferrous Resources Operations Shipments

	Three Months Ended		Nine Months Ended		Second
	September 30,		September 30,		Quarter
	2011	2010	2011	2010	2011
Ferrous metal (gross tons)
Total	1,483,122	1,361,696	4,565,141	3,942,135	1,553,828
Intra-segment	(3,594)	—	(8,786)	—	(5,192)
Segment shipments	1,479,528	1,361,696	4,556,355	3,942,135	1,548,636
Intra-company	(645,355)	(556,222)	(1,970,429)	(1,638,878)	(655,496)
External shipments	834,173	805,474	2,585,926	2,303,257	893,140

Nonferrous metals (thousands of pounds)
Total and segment shipments	269,753	256,514	811,511	731,407	255,113
Intra-company	(1,804)	(1,784)	(6,043)	(5,924)	(1,978)
External shipments	267,949	254,730	805,468	725,483	253,135

Mesabi Nugget (metric tons) — intra-company	32,666	24,553	106,698	49,210	38,265

Iron Dynamics (metric tons) — intra-company	61,034	57,068	182,031	170,684	59,854

Metals Recycling.  Our metals recycling operations, OmniSource, represent our metals sourcing and processing operations and are the most significant source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills.  Our metals recycling operations represented 95% of this segment’s net sales during the third quarters of 2011 and 2010, as well as the second quarter of 2011; and $4.4 million, $13.8 million, and $11.2 million of this segments’ operating income for these same quarters, respectively.

During the third quarter of 2011, metals recycling recorded sales of $1.0 billion on shipments of 1.5 million gross tons of ferrous metals and 269.8 million pounds of nonferrous metals, compared with sales of $768.1 million on shipments of 1.4 million gross tons of ferrous and 256.5 million pounds of nonferrous metals during the same period in 2010. In the second quarter of 2011, metals recycling sales were $1.0 billion on shipments of 1.55 million gross tons of ferrous metals and 255.1 million pounds of nonferrous metals. Sales prices of ferrous and nonferrous metals increased 25% and 18%, respectively, in the third quarter of 2011 versus the same period in 2010. During the third quarter of 2011, the metals recycling operations provided approximately 53% of the steel scrap purchased by our steel mills. This represented 44% of the metals recycling operations’ ferrous shipments for the third quarter of 2011 and 41% for the third quarter of 2010, as compared to 42% during the second quarter of 2011. During the first nine months of 2011, metals recycling recorded sales of $3.1 billion on shipments of 4.6 million gross tons of ferrous metals and 811.5 million pounds of nonferrous metals, compared with sales of $2.3 billion on shipments of 3.9 million gross tons of ferrous metals and 731.4 million pounds of nonferrous metals. Sales prices of ferrous and nonferrous metal increased 18% and 15%, respectively, in 2011 versus 2010. The increased volume and pricing of our ferrous metals is directly impacted by the increase in both domestic steel mill utilization and global steel mill production, since the steel industry is our primary ferrous customer.

Operating income for metals recycling decreased $9.5 million, to $4.4 million, in the third quarter of 2011, compared to the third quarter of 2010, despite the increase in ferrous and nonferrous sales volumes, due primarily to a sharp drop in certain nonferrous pricing, much of which occurred late in the quarter.  Metals recycling operating income decreased $6.8 million on a linked-quarter basis due primarily to decreases in certain nonferrous metals pricing, and thus margins, late in the third quarter. Ferrous metal margin dollars remained consistent in the third quarter 2011 versus the second quarter 2011 as volume decreases were offset by per ton metal margin improvement. Operating income for metals recycling decreased $7.3 million in the first nine months of 2011 as compared to the same period in 2010 with the impact of ferrous and nonferrous volume increases more than offset by decreased metals margins in both ferrous and nonferrous metals.

Ferrous Resources.  Our ferrous resource operations consist primarily of the revenues and expenses associated with our IDI scrap substitute manufacturing facility, and our iron-nugget manufacturing facility, Mesabi Nugget. IDI primarily produces liquid pig iron which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. IDI operating income during the third quarter 2011 and first nine months of 2011 increased over the respective 2010 periods due primarily to increased selling prices in 2011 compared to 2010, as the market price for pig iron increased. Mesabi Nugget, which began initial production of iron nuggets in January 2010, continues to refine and improve its pioneering production process, and has seen improvement in its monthly “up-time” and production results. Mesabi Nugget iron nuggets have to date been used as a raw material input at our steel mills. The operating loss of Mesabi Nugget start-up operations in the third quarter of 2011 was $2.4 million higher than in the third quarter of 2010 and $400,000 higher than in the second quarter of 2011 (including noncontrolling interest impact of $453,000 and $78,000, respectively).  The increased operating loss in the third quarter 2011 as compared to the third quarter of 2010 was due primarily to a planned three week shutdown in September 2011 to repair furnace refractory and install equipment to improve efficiency. The operating loss of Mesabi Nugget start-up operations increased $9.1 million in the first nine months of 2011 over that of the first nine months of 2010 (including noncontrolling interest impact of $1.7 million), when the location commissioned initial start-up.

Steel Fabrication Operations

Our steel fabrication operations include six operating and two idled New Millennium Building Systems’ plants located in the Midwest, Southeastern and Southwestern parts of the United States, and Northern Mexico.  Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 4%, 3%, and 3% of our external net sales during the third quarter of 2011 and 2010, and the second quarter of 2011, respectively. The operating loss for the segment was $246,000 in the third quarter of 2011, compared to $494,000 in the third quarter of 2010, and $1.6 million in the second quarter of 2011. Operating loss for the segment was $4.8 million for the first nine months of 2011 compared to an operating loss of $11.8 million for the first nine months of 2010.

Net sales for the segment increased by $29.2 million, or 54%, in the third quarter of 2011 compared to the third quarter of 2010, and $21.1 million, or 34%, on a linked-quarter basis. Both pricing and volumes increased in the third quarter of 2011 when compared with the same period in 2010, with our average steel fabrication operations’ selling price per ton shipped increasing $147, or 13%, during the third quarter of 2011 versus the same period in 2010, and remaining relatively consistent on a linked-quarter basis. Sales volumes increased 17,000 tons, or 37%, to 65,000 tons in the third quarter of 2011 compared to the third quarter of 2010, and increased 35% on a linked-quarter basis, with some of this increase coming from market share gains in existing markets, and some related to our expansion into the western United States from the acquisition of plants in Arkansas, Nevada and Northern Mexico in October 2010.  Net sales for the segment increased $77.5 million to $197.7 million for the first nine months of 2011 as compared to the first nine months of 2010. Our average steel fabrication operations’ selling price per ton shipped increased $218, or 21%, in the first nine months of 2011 as compared to the same period in 2010, and selling volumes increased 36% to 156,000 tons. While we have seen increased order entry, sales volumes and margins in the fabrication segment in 2011 versus 2010, the non-residential construction market continues to be at historically low levels, and we anticipate that if the non-residential market continues to develop, it may be slowly.  We also anticipate continuing to expand our market presence and penetration in the western portion of the United States as we ramp up our operations in that market.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the third quarter of 2011 and 2010, the cost of steel products purchased represented 72% and 71% of the total cost of manufacturing for our steel fabrication operations, respectively; while the cost of steel increased in the third quarter of 2011, as compared to the same period in 2010 by $105 per ton. Margins expanded during the third quarter of 2011 versus those of the third quarter of 2010 as increases in selling prices outpaced raw material cost increases. This, along with the volume increases resulted in increased segment gross profit of $3.1 million in the third quarter of 2011 compared to the same quarter in 2010. During the first nine months of 2011 and 2010, the cost of steel products consumed represented 71% and 69%, respectively, of the total cost of manufacturing for our steel fabrication operations, and the cost of steel increased in the first nine months of 2011 as compared to the same period in 2010 by $103 per ton. As the increase in selling prices outpaced the increase in input costs and volume increased, the segment’s gross profit increased $15.3 million in the first nine months of 2011 versus the same period in 2010.

Third Quarter Consolidated Results 2011 vs. 2010

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $90.5 million during the third quarter of 2011, as compared to $70.5 million during the third quarter of 2010, an increase of $20 million, or 28%. Our selling, general and administrative expenses represented 4% of our total net sales during the third quarter of 2011 and 2010.

The most significant increase in our selling, general and administrative expenses was due to increased incentive compensation and profit sharing expense during the third quarter of 2011 of $13.7 million due to the increased profitability in 2011. Included in the third quarter 2011 incentive compensation is the special award recognition paid to each non-union employee in August 2011, which totaled approximately $5.8 million.  In addition, we recognized approximately $2.9 million of non-cash expenses in the third quarter of 2011 related primarily to equipment impairment charges.

Interest Expense, net of Capitalized Interest.  During the third quarter of 2011, gross interest expense decreased $135,000 to $45.2 million, and capitalized interest decreased $551,000 to $467,000, when compared to the same period in 2010. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. Our weighted-average interest rate on our outstanding borrowings was 7.3% at September 30, 2011 and 2010. We currently anticipate gross interest expense to remain consistent in the fourth quarter of the year.

Other (Income) Expense, net.  Other income was $3.5 million during the third quarter of 2011, as compared to $6.2 million during the same period in 2010. During the third quarter of 2011, we recorded interest income of $1.1 million versus $1.2 million in the same period in 2010.

Income Taxes.  During the third quarter of 2011, our income tax expense was $27.7 million, as compared to $15.6 million during the same period in 2010. Our effective income tax rate before noncontrolling interests was 41.0% and 50.4%, during the third quarter of 2011 and 2010, respectively. The higher rate in the third quarter of 2010 was due to additional income tax expense being recorded during that quarter because of an increase in the annual estimated effective tax rate for 2010.

First Nine Months Consolidated Results 2011 vs. 2010

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $269.1 million during the first nine months of 2011, as compared to $224.1 million during the same period in 2010, an increase of $45.0 million, or 20%. During the first nine months of 2011 and 2010, selling, general and administrative expenses represented approximately 4% and 5% of net sales, respectively. The percentage decrease is primarily a result of improved net sales in 2011 compared with the prior year same period as measured against certain fixed cost components in selling, general and administrative expenses. The increase in selling, general and administrative expenses in the first nine months of 2011 compared to the first nine months of 2010 relates primarily to increased incentive compensation (including the special award recognition in August 2011) and profit sharing expenses totaling $30.4 million, due to the increased profitability during 2011.

Interest Expense, net of Capitalized Interest.  During the first nine months of 2011, gross interest expense increased $2.4 million, or 2%, to $134.1 million, and capitalized interest decreased $5.2 million, or 81%, to $1.2 million, as compared to the same period in 2010. The increase in gross interest expense for the first nine months of 2011 compared to the first nine months of 2010 is primarily a result of our issuance of $350.0 million of 7 5/8% senior notes due 2020, in March 2010. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments, which with the completion of several of our construction projects, is not as significant in 2011.

Other (Income) Expense, net.  Other income was $13.8 million during the first nine months of 2011, as compared to $12.8 million during the same period in 2010. Interest income was $3.4 million for the first nine months of 2011 versus $3.0 million in 2010.

Income Taxes.  During the first nine months of 2011, our income tax provision was $143.4 million, as compared to $80.0 million during the same period in 2010, and our effective income tax rates before noncontrolling interests were 37.4% and 38.9%, respectively. The higher rate in 2010 versus 2011 is due primarily to research and development tax credits that were not enacted until the fourth quarter of 2010.

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

Working Capital.  During the first nine months of 2011, our operational working capital position, representing our cash invested in trade receivables, inventories and income taxes receivable, less current liabilities other than debt, increased $62 million to $1.3 billion compared to December 31, 2010. Trade receivables increased $193.7 million, or 31%, during the first nine months of 2011 to $815.9 million, of which over 98% were current or less than 60 days past due. Our largest customer is an affiliated company, Heidtman Steel, which represented 5% of our outstanding trade receivables at September 30, 2011, and December 31, 2010. Trade receivables increased during the first nine months of 2011 due to increased sales from higher product prices and volumes in the third quarter of 2011 as compared to the fourth quarter of 2010, as days sales outstanding has remained consistent. Total inventories increased $44.8 million, or 4%, to $1.2 billion during the first nine months of 2011. Our raw materials, primarily steel scrap inventories, decreased by approximately $11.9 million during the first nine months of 2011, with scrap volumes decreasing by 88,000 gross tons (11%), and pricing increasing 4%. Our work-in-process and finished goods inventories increased $47.9 million, with volumes increasing by 41,000 tons. Our trade payables and general accruals increased $163.9 million, or 30%, during the first nine months of 2011. The increase in trade payables is a reflection of the increased production activities and commodity raw material pricing and purchasing prior to September 30, 2011, compared to that at December 31, 2010. The increase in general accruals is due primarily to the increase in accrued profit sharing and incentive compensation due to the increased profitability during 2011 when compared to 2010.

Capital Investments.  During the first nine months of 2011, we invested $91.8 million in property, plant and equipment, of which $28.9 million was within our steel operations, $58.5 million related to our metals recycling and ferrous resource operations, with $31.7 million of that relating to metals recycling. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion and attains appropriate operational metrics. We estimate capital expenditures for the fourth quarter of 2011 to be approximately $50 to $65 million.

Capital Resources and Long-term Debt.  During the first nine months of 2011, our total outstanding debt decreased $6.6 million to $2.4 billion. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interest, and our total stockholders’ equity, was 50.4% at September 30, 2011, and 52.8% at December 31, 2010.

On September 29, 2011, the company amended, restated and expanded its existing senior secured revolving credit facility from the prior $924.0 million level to a renewed 5-year $1.1 billion facility. Subject to certain conditions, the company has the opportunity to increase the facility size by an additional $400.0 million. The facility is guaranteed by certain of the company’s subsidiaries and is secured by substantially all of its accounts receivable and inventories. The proceeds of the revolver will be available to fund working capital, capital expenditures, and other general corporate purposes.

The amended credit agreement contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. The senior secured credit agreement also contains a monthly borrowing base requirement regarding the maximum availability for the revolver.  At the end of each month, our revolver must be the lesser of:

1.              $1.1 billion less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement; or

2.              The sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement.

Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial and other covenants contained in the senior secured credit agreement as well as the borrowing base requirement. At September 30, 2011, we had no amounts borrowed against the senior secured revolving credit facility, and had $1,084.0 million of funding availability pursuant to our agreement.

The current financial covenants under our senior secured credit agreement state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our senior secured credit agreement) by our LTM gross interest expense. We must also maintain minimum liquidity, which is determined by unrestricted cash and revolver availability as defined in the credit agreement, of $150.0 million plus the outstanding amount of the $700.0 million senior notes due 2012, or $850 million at September 30, 2011.   In addition, a net debt (as defined in the credit agreement) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt to EBITDA ratio exceeds 3.50:1:00 at any time, the ability of the company to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited.

At September 30, 2011, our interest coverage ratio and net debt leverage ratio was 4.63:1.00 and 2.41:1.00, respectively, and our minimum liquidity is over $1.5 billion. We were therefore in compliance with these covenants at September 30, 2011, and we expect to remain in compliance during the remainder of 2011.

Cash Dividends.  We declared cash dividends of $65.6 million, or $0.30 per common share ($0.10 per common share each quarter), during the first nine months of 2011 and $48.8 million, or $0.225 per common share ($0.075 per common share per quarter), during the first nine months of 2010. We paid cash dividends of $60.0 million and $48.7 million during the first nine months of 2011 and 2010, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis.  During the remainder of 2011, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Other.  Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement through its term, which expires in September 2016, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements, and anticipated capital expenditures.

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings.  We did not have any interest rate swaps during the periods ended September 30, 2011 or 2010.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for certain commodities such as fuel, zinc, iron ore, electricity, and natural gas and its transportation. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 24 months for physical commodity requirements and for up to 10 years for commodity transportation requirements. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At September 30, 2011, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or supplier. At September 30, 2011, we had a cumulative unrealized gain associated with these financial contracts of $1.4 million, all of which have a settlement date within the next twelve months. We expect the customer and supplier contracts associated with the financial contracts to be fully consummated.

ITEM 4.                        CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 8, 2011
STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer