Form 10-K
period 2011-12-31
STEEL DYNAMICS INC
filed 2012-02-27
CIK 1022671

Use these links to rapidly review the document

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2011, was approximately, $2,813,856,175. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

         As of February 17, 2012, Registrant had outstanding 219,035,240 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to April 30, 2012, are incorporated herein by reference.

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

        The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

  •
  the adverse impact of a recurrent economic recession resulting in a decrease of demand for our products:

  •
  the continued weak demand for our products within the non-residential construction or other metal consuming industries;

  •
  the potential impact of continuing high unemployment rates on demand for end products which utilize steel components;

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

  •
  changes in the availability or cost of raw materials, such as recycled ferrous metals, iron substitute materials, including pig iron, iron concentrate, or other raw materials or supplies, which we use in our production processes;

  •
  periodic fluctuations in the availability and cost of electricity, natural gas, or other utilities;

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

  •
  changes in our business strategies or development plans which we may adopt or which may be brought about in response to actions by our suppliers or customers, and any difficulty or inability to successfully consummate or implement any planned or potential projects, acquisitions, joint ventures or strategic alliances;

  •
  the impact of regulatory or other governmental action or inaction upon our receipt of required permits or approvals, or the impact of litigation costs or outcomes, construction delays, cost overruns, technology risk or operational complications upon our ability to complete, start-up or continue to profitably operate a project or a new business, or to complete, integrate and operate any potential acquisitions as anticipated; and

  •
  uncertainties involving new products or new technologies.

        We also refer you to and urge you to carefully read the Risk Factors discussion at Item 1A of this report to better understand some of the principal risks and uncertainties inherent in our business or in owning our securities, as well as the section entitled Management Discussion and Analysis of Financial Condition and Results of Operations at Item 7. You should also review the notes to consolidated financial statements under headings in Note 1 Use of Estimates and in Note 8 Commitments and Contingencies.

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

ITEM 1.    BUSINESS

Our Company

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking capability of 6.4 million tons and actual recycling volumes. Actual metals recycling shipments during 2011, 2010, and 2009, respectively, were 5.9 million gross tons, 5.2 million gross tons, and 3.6 million gross tons of ferrous materials; and 1.1 billion pounds, 961 million pounds and 780 million pounds of nonferrous metallics. Our steel shipments during 2011, 2010, and 2009 were 5.8 million tons, 5.3 million tons, and 4.0 million tons, respectively. We reported net sales of $8.0 billion, $6.3 billion, and $4.0 billion during 2011, 2010, and 2009, respectively. At December 31, 2011, we employed approximately 6,530 individuals, 89% of whom were non-union.

        Steel Dynamics, Inc. was incorporated in Indiana in August 1993. Our principal executive offices are located at 7575 W. Jefferson Boulevard, Fort Wayne, Indiana 46804 and our telephone number is 260.969.3500.

        The primary sources of our revenues are from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and, to a lesser degree, fabrication and sale of steel joist and decking products. Our operations are managed and reported based on three operating segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.

        Steel Operations.    Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities. Our steel operations accounted for 61%, 61%, and 63% of our consolidated net sales in 2011, 2010, and 2009 respectively. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, agriculture, energy, construction, commercial, transportation and industrial machinery markets.

          Sheet Products.    Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. Our sheet operations represented 60%, 63%, and 65% of this segment's net sales in 2011, 2010, and 2009 respectively.

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

        Metals Recycling and Ferrous Resources Operations.    This operating segment includes our metals recycling operations, liquid pig iron production facility, and Minnesota iron operations. Our metals recycling and ferrous resources operations accounted for 35%, 35%, and 31% of our consolidated net sales in 2011, 2010, and 2009 respectively.

          Metals Recycling.    Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of income in this segment. Beginning in 2007, we have significantly grown our metals recycling business through the acquisitions of OmniSource Corporation in October 2007 and Recycle South, LLC in June 2008. Our metals recycling operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 95% of this segment's net sales in 2011, and 96% in both 2009 and 2010. Our metals recycling operations also sell ferrous metals to our own steel mills as a raw material. These shipments to our steel mills represented 43%, 42%, and 39% of our metals recycling ferrous shipped tons in 2011, 2010, and 2009, respectively.

          Ferrous Resources.    Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota iron operations, an iron nugget production facility and planned operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our planned future iron mining operations which is currently in the permitting process, Mesabi Mining; and, our planned iron tailings operations, Mining Resources (owned 80% by us.) The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Throughout 2010 and 2011, we have refined this pioneering production process and changed equipment configurations to increase production and plant availability. The facility's anticipated annual production capacity is 500,000 metric tons. In 2011 and 2010, Mesabi Nugget produced 156,000 and 75,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. We are currently constructing the iron tailings operation, which is expected to start up in the third quarter of 2012. This operation, which involves the extraction of iron ore tailings from previously developed stockpiles or water-filed tailings basins, is planned to provide iron ore tailings to be concentrated for use by Mesabi Nugget as a low-cost iron concentrate to the nugget production process.

        Steel Fabrication Operations.    Our steel fabrication operations include six New Millennium Building Systems plants, which fabricate steel joists, trusses, girders, and decking used within the non-residential construction industry. Steel fabrication operations accounted for 3%, 3%, and 4% of our consolidated net sales in 2011, 2010, and 2009 respectively.

Current Environment

        The improving domestic and global economic conditions we began to experience in 2010 continued to improve during 2011. We experienced increased order volumes and pricing in all of our operations. Specifically, we benefited from improvements in end user demand in the automotive, truck and trailer, energy, heavy equipment, agriculture, transportation, and other original equipment manufacturing industries, resulting in increases in steel mill utilization. We continue to face challenges in our structural steel and fabricated joist and decking products as the non-residential construction industry continues to experience historically low levels of demand with only modest improvement in 2011. However, we believe that we are well positioned in these operations to take advantage of these markets as they improve.

        The increased domestic steel mill utilization rates also provided greater demand for our metals recycling operations, allowing them to achieve record volumes in 2011; however, margins were somewhat compressed as competition for feedstock materials remained strong in light of continued high export levels and limited supply from a weaker domestic manufacturing base.

        Our financial strategy includes a commitment to continue to improve our financial leverage metrics and provide for long term-sustainable growth while maintaining appropriate liquidity levels. Our commitment to these goals drives a focus on controlling costs and maximizing per unit margins, managing capital investments and prudent growth. In September 2011, we entered into new five-year senior secured revolving credit facility which provides up to $1.1 billion of available borrowing, with the original option to increase that level by an additional $400.0 million, however after issuing a $275.0 million term loan in January 2012, the expansion amount is now $125.0 million. As a result of increased cash flow from operations during 2011 and our expanded revolver borrowing capability, our liquidity increased $463.5 million to almost $1.6 billion at the end of 2011. In January 2012 we executed a partial tender offer for our $700.0 million 7 3/8% senior notes due November 2012 in order to mitigate a portion of the refinancing risk later in the year. Nearly 40% of the holders offered their notes in the tender, representing approximately $279.7 million. We refinanced the tender through net proceeds received from the expansion of our senior secured credit facility in the form of a more cost effective term loan of $275.0 million. The term loan has minimal amortization requirements, with a final maturity in the third quarter of 2016.

Competitive Strengths / Business Strategies

        We believe our financial strategy, coupled with our competitive advantages of maintaining a low, highly variable cost structure, producing a diversified value-added product offering, controlling a secure supply of recycled ferrous metals, fostering an entity-wide entrepreneurial culture and having an experienced senior management team, positions us well to continue to strengthen our leadership position during the economic recovery.

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

        We will continue to strive to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit costs of production at each of our facilities. We believe that as one of the lowest cost producers in each of our primary operating segments, we are able to better manage through cyclical and non-cyclical downturns, and to consistently maximize our profitability. We continuously seek to maximize the variability of our cost structure and to reduce per unit and fixed costs. Our incentive compensation plans at all employee levels are based on both divisional and consolidated company performance. Incentive compensation is designed to reward high productivity and efficient use of physical resources and capital employed.

Secure Supply of Ferrous Raw Materials / Develop Metals Recycling and Ferrous Resources Business Platform

        We maintain a secure supply of ferrous raw material resources through the benefit of our metals recycling operations, as well as through our current ironmaking facilities. Ferrous materials represent our single-largest component of our steel operations total manufacturing costs, excluding the Techs, representing 68% and 62% of such costs in 2011 and 2010, respectively. During 2011 and 2010, our metals recycling operations provided our steel operations with 52% and 47%, respectively, of its ferrous scrap requirements based on volume. During 2011 and 2010, we consumed 6.0 million tons and 5.2 million tons, respectively, of metallic materials in our steel making furnaces, of which iron units other than scrap represented approximately 7% and 8%, respectively. Our ironmaking operations internally supplied 87% and 79% of these iron units in 2011 and 2010, respectively through the transfer of liquid pig iron, hot briquetted iron, and iron nuggets, which are higher-quality, energy-saving ferrous raw materials.

        We expect global and domestic demand for steel products to continue to increase, and we believe there may be supply constraints of various commodities, including ferrous materials. During periods of economic downturn, significant reductions in available prime industrial scrap were a direct result of lower domestic manufacturing rates. Additionally, as consumers utilize assets for longer periods of time and replace items less frequently, the flow of other sources of scrap, such as auto bodies, appliances, and other goods, is also constrained. The world demand for domestic ferrous resources has increased in nearly every year in the past decade, impacting scrap availability as exports increase to developing countries.

        We believe our metals recycling and ferrous resources operations not only provide us with a quality, cost effective, and secure, raw material platform, but we also believe it provides us with significant revenue generating and profitability opportunities, that allow for funding of future growth, whether in resources or in other ventures. We intend to continue to participate in the development of new technologies to increase the effectiveness of our metals recycling recovery capabilities and to consider new strategic relationships in order to increase the amount of unprocessed metals we have the ability to source and eventually sell.

Diversified Product Mix / Expand Product Offerings

        Our current products in our steel segment include hot rolled, cold rolled, galvanized, Galvalume® and painted sheet steel; various structural steel beams and rails; special bar quality steel; and various merchant steel products, including beams, angles, flats and channels. In addition, we offer steel finishing and fabrication services. In the metals recycling operations of our metals recycling ferrous resources segment, our products include an array of both ferrous and nonferrous scrap processing, scrap management, transportation, and brokerage products and services. Finally, our steel fabrication segment produces steel joists and steel decking materials. This diversified mix of products enables us to access a broad range of end-user markets, serve a broad customer base, and helps mitigate our market exposure to any one product or end-user market. In addition, our value-added product offerings help to balance our exposure to commodity grade products.

        We will continue to seek additional opportunities to further expand our range of products, whether through the expansion of existing facilities, greenfield projects, or acquisitions or ventures that may become available in both the domestic steel and recycling industries. Maximization of our Minnesota iron operations as well as the expansions and upgrades of existing facilities, are further important steps in pursuing our strategy of secure raw material sourcing, and product line expansion.

Strategic Geographic Locations / Enter New Geographic Markets

        The locations of our steelmaking facilities, near sources of scrap materials and near our customer base, allow us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. Recycled steel scrap and iron units represent the most significant component of our cost of steel manufacturing. Our metals recycling facilities are located in the Upper Midwest and Southeastern United States, and thus further expand our geographic service area. We believe these regions account for a majority of the total steel scrap produced in the United States. Our coated sheet steel products are also more cost effectively available through our locations in Pittsburgh, Pennsylvania and Jeffersonville, Indiana due to river access. In October 2010, we purchased certain joist assets from another manufacturer including three plants located in Arkansas, Nevada, and northern Mexico, which along with our locations in the southeast, provides us with a national footprint allowing us to serve the entire joist and deck domestic market and national accounts.

        We may seek to enter new markets in strategic geographic locations that offer attractive growth opportunities.

Experienced Management Team and Unique Corporate Culture / Foster Entrepreneurial Culture

        Our senior management team is highly experienced and has a proven track record in the steel and metals recycling industries. Management's objectives are closely aligned with our stockholders through meaningful stock ownership positions and performance-based compensation programs that are correlated to the company's profitability. Our corporate culture is also unique for all of our operating segments. We emphasize decentralized decision-making and have established incentive compensation programs specifically designed to reward employee teams for their efforts toward enhancing productivity, improving profitability and controlling costs.

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

2012 Outlook

        Looking ahead to 2012, we are optimistic regarding a continued slow but steady growth in the U.S. economy, which could result in increased volumes compared to 2011 for all of our operations. We believe steel consumption will continue to grow in the automotive, transportation, energy, industrial, agricultural and heavy equipment sectors. We believe residential and non-residential construction activity has likely reached its bottom and may continue to show some modest growth. The fruition of these combined factors should result in an improved operating environment for all our segments in the coming year.

        Our focus will continue to be on disciplined cost control, gross margin optimization, and prudent growth opportunities, while continuing to manage risk in an uncertain economic environment. Our current estimated 2012 cash allocation plan includes the investment of between $225.0 and $250.0 million in capital expenditures in our existing and announced operations.

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

Steel Operations

        Our steel operations segment consists of steelmaking and coating operations. The following chart summarizes the locations and the current capacities of our facilities:

Steel Production Capacity (tons)	Casting	Rolling/Billet
Sheet Products:
Flat Roll Division—Butler, Indiana	3,050,000	3,000,000
Long Products:
Structural and Rail Division—Columbia City, Indiana	2,200,000	1,800,000
Engineered Bar Products Division—Pittsboro, Indiana	750,000	625,000
Roanoke Bar Division—Roanoke, Virginia	650,000	—
Merchant Bars	—	500,000
Billets(1)	—	150,000
Steel of West Virginia—Huntington, West Virginia	280,000	320,000

	6,930,000	6,395,000

Steel Coating Capacity (tons)	Galvanizing	Painting
Sheet Products:
Flat Roll Division—Butler, Indiana	720,000	240,000
The Techs—Pittsburgh, Pennsylvania	1,005,000	—
Flat Roll Division—Jeffersonville, Indiana	300,000	190,000

	2,025,000	430,000

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

        Our flat roll mill manufactures flat rolled, hot rolled, cold rolled and coated steel products. We produced 2.9 million tons and 2.7 million tons at this facility in 2011 and 2010, respectively. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, this mill has achieved ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification. We believe that these certifications have enabled us to serve a broad range of customers who may require certifications for themselves or to satisfy the end-users of our steel products.

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

        Located within our flat roll mill, we have a hot rolled galvanizing line capable of coating steel in gauges from .044 to .160 inches and in widths ranging from 40 to 61 inches. Also within our flat roll mill, we have a cold rolled galvanizing line capable of coating steel in gauges from .012 to .070 inches and in widths ranging from 40 to 61 inches. Our on-site paint line receives material directly from our other processing lines and is capable of painting hot rolled galvanized coil, cold rolled coil and cold rolled galvanized coil in gauges of .012 to .070 inches and in widths ranging from 40 to 61 inches. We believe this enables us to realize substantial savings in the production of painted coil and pass along savings and efficiencies to our customers when compared to remote off-site coating facilities.

        In Jeffersonville, Indiana, we have a cold rolled galvanizing facility located within the Clark Maritime Centre on the Ohio River. This facility is capable of coating cold rolled steel in gauges from .012 to .040 inches and in widths between 40 and 61 inches. This gauge range is lighter than that available from our Butler facility and creates further expansion of our value added product offerings. Our flat roll mill provides our Jeffersonville facility with cold rolled material.

        The Techs facilities produced 713,000 tons and 718,000 tons in 2011 and 2010, respectively. The Techs facilities have galvanizing lines with varying capabilities. NexTech is capable of coating cold rolled steel in gauges from .007 to .020 inches and in widths between 24 and 43 inches. GalvTech is capable of coating cold rolled steel in gauges from .012 to .040 inches and in widths between 30 and 60 inches. MetalTech is capable of coating cold rolled steel in gauges from .015 to .160 inches and in widths between 24 and 52 inches. In addition to third party steel producers, our Flat Roll Division provides The Techs with required steel material. The Techs has achieved the ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification.

        The following table summarizes the types of sheet products we sold during the respective years.

	2011	2010
Products:
Hot rolled	29%	28%
Pickled and Oiled	9	8
Cold rolled	4	5
Hot rolled galvanized	16	16
Cold rolled galvanized	25	28
Galvalume®	3	3
Painted	14	12

Total	100%	100%

        Hot rolled Products.    Our flat roll mill produces hot rolled products that include a variety of high quality low and medium carbon and high-strength low-alloy hot rolled bands in widths from 40 to 62 inches and in thicknesses from .375 inches down to .042 inches. We also produce an array of lighter gauge hot rolled products, including high strength low alloy and medium carbon steels. These products are suitable for automobile suspension arms, frames, wheels, and other unexposed parts in auto and truck bodies; truck, trailer and recreational vehicle parts and components; mechanical and structural steel tubing; gas and fluid transmission piping, building and construction products; rail cars; ships, barges, and other marine equipment; agricultural equipment and farm implements; lawn, garden, and recreation equipment; industrial machinery and shipping containers; and highway guard rails. We believe that our basic hot rolled material has shape characteristics that exceed those of other thin-slab flat roll steel mini-mills and compares favorably with those of the integrated steel mills.

        We sell a portion of our hot rolled coils produced at our flat roll mill directly to end-users, or more often to intermediate steel processors and service centers, where they may be pickled, cold rolled, annealed, tempered, galvanized, or painted by those customers. The rest of the hot rolled coils are directed to our cold mill, where we add value to this product through our own pickling, cold rolling, annealing, tempering, galvanizing, and painting processes. A portion of our cold rolled production is shipped to our Jeffersonville, Indiana galvanizing facility.

        Cold Rolled Products.    Cold rolled steel is hot rolled steel that has been further processed through a pickler and then passed through a rolling mill until the desired gauge, or thickness, and other physical properties have been achieved. Cold rolling reduces gauge and hardens the steel and, when further processed through an annealing furnace and a temper mill, improves uniformity, ductility and formability. Cold rolling can also impart various surface finishes and textures. Cold rolled steel is used in exposed steel applications that demand higher surface quality or finish, such as exposed automobile and appliance panels. Cold rolled material is often coated or painted. As a result of higher processing costs, cold rolled prices are typically higher than hot rolled prices.

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

        Customers.    Steel processors and service centers typically act as intermediaries between primary steel producers and the many end-user manufacturers that require further processing of hot rolled coils. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We believe that our intermediate steel processor and service center customers will remain an integral part of our customer base. The location of our Jeffersonville facility on the Ohio River also creates opportunities for market expansion into other geographic regions. The Techs produces galvanized flat rolled products that are similar to those produced by our Flat Roll Division and sold to a similar customer base. Each of The Techs facilities specializes in the galvanizing of specific types of flat rolled steels in generally non-automotive applications, servicing a variety of customers in the heating, ventilation and air conditioning (HVAC), construction, agriculture and consumer goods markets. We exported 2% of our sheet products during both 2011 and 2010.

        During 2011, we sold our flat rolled products to approximately 400 customers. Heidtman Steel Products, Inc, which is principally owned by one of our directors, accounted for approximately 3% of our consolidated net sales in both 2011 and 2010, respectively.

        The following table summarizes the types of customers who purchased our sheet steel products during the respective years:

	2011	2010
Customers:
Service centers (including end-user intermediaries)	57%	59%
Construction	10	9
Heating, ventilation and air conditioning	4	5
Pipe and tube	6	5
Other original equipment manufacturers (OEM)	23	22

Total	100%	100%

        Markets.    Flat rolled products represent the largest portion of the domestic steel market. Flat rolled products consist of hot rolled, cold rolled and coated steel. The following table shows the U.S. shipments of these products, as reported by the American Iron and Steel Institute (AISI).

	Years Ended December 31,
	2011	2010	2009	2008	2007
U.S. Shipments (tons, in millions):
Hot Rolled(1)	29.6	25.5	18.1	28.1	29.1
Cold Rolled(2)	11.8	11.1	8.7	13.6	14.9
Coated(3)	19.0	17.2	12.2	18.3	22.1

Total	60.4	53.8	39.0	60.0	66.1

Sheet steel as a percentage of total U.S. steel shipments	66%	64%	63%	61%	62%

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

        We produced 876,000 tons and 635,000 tons at this facility during 2011 and 2010, respectively. Our facility melts scrap and iron units in two single-shell electric arc furnaces. Our two continuous casters are each capable of casting four strands of various sized blooms and beam blanks. Caster one casts in lengths of 17 to 48 feet and caster two in lengths of 17 to 49 feet. We can transport the cast strands directly through a reheat furnace to our original four-stand, all reversing, hot rolling mill; to our medium section rolling mill; or into a storage area for reheating and rolling in either mill at a later time. Our original hot rolling mill rolls the product into either a structural steel product or a rail product. The medium section rolling mill can produce lighter structural shapes and merchant bar. Our Columbia City, Indiana facility has achieved the ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification.

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

        Customers.    The principal customers for our structural steel products are steel service centers, steel fabricators and various manufacturers. Service centers, though not the ultimate end-user, provide valuable mill distribution functions to the fabricators and manufacturers, including small quantity sales, repackaging, cutting, preliminary processing and warehousing. The majority of our structural steel products are sold to service centers. Exports accounted for 10% of our Structural and Rail Division's sales in both 2011 and 2010.

        Markets.    According to the Steel Manufacturers Association, domestic structural steel consumption in 2011, 2010, and 2009 was approximately 5.9 million tons, 5.4 million tons, and 4.4 million tons, respectively. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials.

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

Rail Products

        Our Columbia City, Indiana mill is designed to produce standard strength rails for the railroad industry. We produced and shipped approximately 117,000 tons and 55,000 tons of rail during 2011 and 2010, respectively, and plan to further grow this business in 2012. In addition, our rail-welding facility has the ability to weld longer length rails to lengths up to 1,700 feet. Such long strings offer substantial savings to the railroads both in terms of initial capital cost and through reduced maintenance. In contrast, current production of rail in the United States, and available imported rail, is limited to a maximum of 80-foot lengths, as a result of existing plant layout restrictions and the physical limitations of ocean freight.

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

        Markets.    According to AISI data, domestic rail shipments averaged approximately 1 million tons annually over the 2009 to 2011 period, including standard rail and premium or head-hardened rail. Of the total shipments of rail during 2010, approximately 70% was produced domestically and approximately 30% was imported, mainly from Japan and Europe. There are currently no rail producers in Canada.

        Competitors.    At present, the rail market is principally served by two producers: Rocky Mountain Steel (Pueblo, Colorado), a division of Evraz Oregon Steel Mills, Inc., and ArcelorMittal (Steelton, Pennsylvania). Each of these producers has the capability to produce either standard or premium rail, although neither is currently equipped to produce rail in 240-foot lengths, or weld rail into longer sections. Global competitors include high quality integrated and electric furnace steel producers in Europe and Asia, including Voest-Alpine, Nippon Steel, NKK, Tata, Moravia Steel, and Lucchini, SPA.

Engineered Bar Products

        Our engineered bar mill located in Pittsboro, Indiana is capable of producing a broad array of engineered special bar quality (SBQ), merchant bar quality (MBQ), and reinforcing bar products. The mill consists of a 100-ton single-shell AC furnace, a three-strand continuous caster currently capable of casting both a 7"×7" billet and a 14"×10" bloom, a reheat furnace, and a rolling mill consisting of a roughing mill and intermediate mill, as well as reducing and sizing blocks used in the production of SBQ rounds. We produced 638,000 tons and 585,000 tons during 2011 and 2010, respectively, at this facility. We generally employ this facility primarily for the manufacture of SBQ products.

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

        Products.    We are capable of producing a broad line of engineered SBQ products. SBQ products are uniquely designed for applications ranging from gears and shafts to mining equipment and oil patch tubing. We can produce SBQ rounds in sizes from 1.5 to 9 inches and SBQ round cornered squares in sizes from 2 to 8 inches. Approximately 30% of our products produced had additional processing completed in our bar finishing facility in 2011 and 2010.

        Customers.    SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers, steel service centers, and distributors. Major customers include Caterpillar, One Steel Grinding, and Michigan Seamless Tube. Export sales accounted for 3% and 1% of our Engineered Bar Product Division's sales in 2011 and 2010.

        Markets.    According to AISI data, domestic apparent hot rolled bar steel demand has averaged approximately 4.3 million tons annually over the 2009 to 2011 period. According to the AISI, apparent demand of light structural shapes, also characterized by a major dimension of less than 3 inches, averaged between 1 million and 2 million tons annually during the 2009 to 2011 period. These amounts include both SBQ and merchant bar products.

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

        During 2011 and 2010, Roanoke produced 590,000 tons and 531,000 tons of billets respectively, and 454,000 tons and 391,000 tons of finished steel products, respectively. The excess steel billet production is sold to mills without sufficient melting capacities, including some of our own mills, such as our Steel of West Virginia facility. In addition, our steel fabrication operations also purchase angles from our Roanoke facility.

        Products.    We are capable of producing a broad line of merchant steel products consisting of angles, plain rounds, flats, channels, and reinforcing bars of various lengths and sizes. We also produce various sizes and grades of billets.

        Customers.    These merchant bar products are sold primarily to steel service centers as well as rebar distributors, joist producers, and OEMs, while billets are sold to other steel mills, including our Steel of West Virginia mill. Roanoke exported less than 1% of its tons in 2011 and did not export any products during 2010.

        Markets.    The apparent domestic hot rolled bar and reinforcing bar combined demand averaged approximately 10 million tons annually over the 2009 to 2011 period according to AISI data. In addition the AISI apparent domestic demand of bar-sized light shapes averaged between 1 million and 2 million tons annually during the 2009 to 2011 period. These amounts include both SBQ and merchant bar products.

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

Specialty Shapes

        Our Steel of West Virginia mill consists of two 70-ton electric arc furnaces, a three strand continuous caster capable of casting squares from 4 × 4 inches to 8 × 8 inches and rectangles from 5 ×4 inches to 4 × 9.75 inches, two rolling mills and various types of fabrication equipment. Unlike most other mills, Steel of West Virginia frequently performs finishing operations on its products, such as cutting to length, additional straightening, hole punching, shot blasting, welding and coating.

Through this additional finishing, we create custom finished products that are generally placed directly into our customers' assembly operations. Steel of West Virginia has fabrication facilities in Huntington, West Virginia and Memphis, Tennessee. We produced 269,000 tons and 237,000 tons of various merchant and structural steel products at this facility during 2011 and 2010, respectively. Additionally, Steel of West Virginia has achieved the ISO 9001:2008 certification.

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

        Markets.    Steel of West Virginia operations generally sell into smaller niche markets. During 2011 and 2010, Steel of West Virginia exported 7% and 6% of its sales.

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

Metals Recycling and Ferrous Resources Operations

METALS RECYCLING

        Our metals recycling operations include both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services in over 70 locations primarily in the Midwest and Southeast portion of the United States. In addition, OmniSource designs, installs and manages customized scrap management programs for industrial manufacturing companies at more than 300 locations throughout North America. Our steel mills utilize a portion of the steel scrap processed through OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In 2011, 2010, and 2009, OmniSource supplied our steel mills with approximately 52%, 47%, and 47%, respectively, of the tons of their ferrous raw material requirements, representing approximately 43%, 42%, and 39%, respectively, of OmniSource's 2011, 2010, and 2009 ferrous shipped tons.

        Our metals recycling operations processed and/or brokered approximately 5.9 million gross tons and 5.2 million gross tons of ferrous material during 2011 and 2010, respectively. OmniSource also processed and brokered approximately 1.1 billion and 961 million pounds pounds of nonferrous material during 2011 and 2010, respectively. OmniSource's revenues by major scrap category in 2010 were 64% ferrous and 36% nonferrous (including stainless) in 2011 as compared to approximately 62% ferrous and 38% nonferrous in 2010. During both 2011 and 2010, approximately 11% of OmniSource's revenues were from export sales primarily from nonferrous materials.

        We sell various grades of ferrous scrap metals to steel mills and foundries, and we sell various grades of nonferrous metals such as copper, brass, aluminum and stainless steel. We generally sell these nonferrous materials to aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, smelters, specialty mills, alloy manufacturers and other consumers. Ferrous scrap metal is the primary raw material for electric arc furnaces such as those operated by our steel mills. We purchase ferrous and nonferrous scrap metals, processed and unprocessed, in a variety of forms for our metals recycling facilities.

        Ferrous scrap comes from two primary sources: (i) manufacturers and industrial plants, metal fabrication plants, machine shops and factories which generate steel scrap referred to as prompt or industrial scrap, and (ii) scrap dealers, retail individuals, auto wreckers, demolition firms and others who generate steel and iron scrap referred to as "obsolete" scrap. Market demand and the composition, quality, size, weight and location of the materials are the primary factors that determine prices. We purchase nonferrous scrap from three primary sources: (i) manufacturers and other nonferrous scrap sources which generate or sell scrap aluminum, copper, stainless steel and other nonferrous metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense and recycling companies that generate nonferrous scrap consisting primarily of copper wire, aluminum beverage cans and various other metals and alloys; and (iii) retail individuals who deliver directly to our facilities material which they collect from a variety of sources. During 2011, the company expanded its number of retail yards in strategic locations to increase cost-effective scrap sourcing. Additional retail yard expansion is planned for 2012. We also collect ferrous and nonferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval containers near these sources. The containers are subsequently transported to our processing facilities.

        Our metals recycling facilities consist of offices, warehouse buildings and open-air collection and processing facilities of various sizes and acreages, equipped with specialized equipment for processing both ferrous and nonferrous metal where we receive, sort, process and store the metals. We equip our facilities with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators, which enable us to efficiently process large volumes of scrap metals. To facilitate processing, shipping and receiving, we equip our ferrous metal processing centers with presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. Cranes are utilized to handle scrap metals for processing and to load material for shipment. Many of our facilities have rail access as ferrous scrap is primarily shipped by open gondola railcar. Additionally, several of the metals recycling divisions have achieved certifications, including ISO 9001:2008 and ISO 14001:2004 certification. We continue to make improvements such as our successful installation and commissioning at three locations of the Gamma Tech analyzer which allows for a more precise measure of copper content in scrap metal. These additions have benefited our steel mills by providing a known, low-copper scrap source while providing OmniSource a competitive product advantage to other customers. During 2012 we also plan to add enhanced downstream separation technology at two of our locations, to further enhance the recovery of nonferrous materials from residual shredded material and decrease landfill costs.

        Products.    Our metals recycling operations primarily involve the purchase, processing and resale of ferrous and nonferrous scrap metals into reusable forms and grades.

        We process an array of ferrous products used in foundry and steel mill applications for use in our own steel mills or for resale to other customers through a variety of methods, including sorting, shearing, cutting, torching, baling, shredding, briquetting and breaking. Our major ferrous products include heavy melting steel, busheling, bundled scrap, shredded scrap and other scrap metal products such as steel turnings and cast iron. These products vary in properties or attributes related to cleanness, size of individual pieces and residual alloys. These factors are determined by the specific needs and requirements of the consumer and affect the individual product's relative value. We process nonferrous products, including aluminum, brass, copper, stainless steel and other nonferrous metals for use in foundry, mill refining, and smelting applications. Our Superior Aluminum Alloys operations produce specification aluminum alloys in the form of ingots, sows and molten metal. In addition, we provide transportation logistics (truck, rail, and river barge), management services, marketing, brokerage, and consulting services related to the scrap industry.

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

        Markets.    According to the Institute of Scrap Recycling Industries (ISRI), approximately 74 million metric tons and 70 million metric tons of recycled iron and steel (including stainless and alloys) were processed in the United States during 2010 and 2009, respectively. In addition, approximately 8 million metric tons of nonferrous scrap (including aluminum, copper, lead, and zinc) were processed during both 2010 and 2009. Scrap is a global commodity influenced by conditions in a number of industrialized and emerging-markets throughout Asia, Europe and North America. ISRI estimates that approximately 20 million metric tons and 21 million metric tons of ferrous scrap were exported from the United States in 2010 and 2009, respectively. Nonferrous exports from the United States were estimated by ISRI to be 3.0 million metric tons and 2.7 million metric tons in 2010 and 2009, respectively.

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

        The industry is highly fragmented with many smaller family-owned companies, although OmniSource also competes with a number of national and global companies, each of which has multiple locations in areas in which OmniSource also operates. These larger entities include The David J. Joseph Company (a subsidiary of Nucor Corporation), Sims Metal Management, Ferrous

Processing and Trading Co., Aleris International, CMC, a division of Commercial Metals Company, and Schnitzer Steel. In addition, OmniSource competes with many regional scrap companies. No single scrap metals recycler has a significant market share in the domestic market.

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

        The plant's primary focus is to maximize liquid pig iron production, due to the inherent economic benefits achieved when the material is used in the steelmaking process, such as reduced energy cost, reduced materials cost and quicker melting cycles. During 2011 and 2010 respectively, Iron Dynamics produced 230,000 and 226,000 metric tons, of which 198,000 metric tons, or 86%, and 180,000 metric tons, or 80%, was liquid pig iron. We have used and plan to use all of the facility's output in our Flat Roll steelmaking operations.

  Minnesota Iron Operations—Mesabi Nugget, Mesabi Mining, and Mining Resources.

        Our Minnesota iron operations consists of: Mesabi Nugget, our ironmaking project at Hoyt Lakes, Minnesota (81% owned by us); our nearby planned iron mining operation which is currently in the permitting process, Mesabi Mining; and, our planned iron tailings operations, Mining Resources (80% owned by us.) Mesabi Nugget is the world's first commercial ironmaking facility to use the ITmk3® process, an iron-nugget production technology pioneered by Kobe Steel, Ltd., which Kobe Steel is licensing to the venture. The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Throughout 2010 and 2011, we have refined this pioneering production process and changed equipment configurations to increase production and plant availability. The facility's anticipated annual production capacity is 500,000 metric tons. In 2011 and 2010, Mesabi Nugget produced 156,000 and 75,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. We are currently constructing the iron tailings operation, which is expected to start up in the third quarter 2012. This operation, which involves the extraction of iron ore tailings from previously developed stockpiles or water-filed tailings basins, is planned to provide iron ore tailings to be concentrated for use by Mesabi Nugget as a low-cost iron concentrate to the nugget production process.

  Sources, Availability and Cost of Steel and Other Operations' Raw Materials.

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

        The following table provides pricing per gross ton from American Metal Market and Iron Age (Pig Iron) estimates for ferrous materials used in steel production:

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

        Iron Units.    In addition to scrap, direct reduced iron, hot briquetted iron, pig iron, and iron-nuggets are used in electric furnace mini-mill steel production. During 2011 and 2010, we consumed 6.0 million tons and 5.2 million tons respectively of metallic materials in our steel making furnaces, of which iron units other than scrap represented approximately 7% and 8% of the tons, respectively. Of these iron substitute units consumed, our Iron Dynamics and Mesabi Nugget operations together supplied 87% and 79% of these iron units in 2011 and 2010, respectively.

        Iron Concentrate and Coal.    At our Mesabi Nugget operations, iron concentrate and coal represent a significant portion of the total necessary input to and thus cost of iron nugget production. We currently are able to obtain all our iron needs from reliable external sources. Iron concentrate is generally priced quarterly with the price driven largely by a small number of suppliers and the global market for iron. Iron concentrate costs are therefore currently outside our control and may change independent of both scrap costs, and ultimately the costs we can charge for our steel products. Development of our own more stable low-cost iron sources, like Mining Resources and Mesabi Mining, will therefore be a very meaningful step in securing a more stable supply of lower cost iron units. Coal pricing is typically set annually, and although supply is generally sufficient as there are ample reliable sources domestically, unexpected mine outages can interrupt availability and potentially increase our costs. Given the annual pricing and the potential supply interruptions, the cost of coal may not correlate with the ever changing environment of scrap and steel pricing.

Steel Fabrication Operations

        Our steel fabrication operations primarily serve the non-residential construction industry. In October 2010, we purchased certain joist assets from another manufacturer, including three plants located in Hope, Arkansas; Fallon, Nevada; and Juarez, Mexico. These new facilities when combined with our existing facilities operating in Indiana, Florida and Virginia give us a national footprint that allow us to service the entire U.S. construction market, as well as national accounts such as large retail chains.

        We fabricate trusses, girders, steel joists and steel decking. These products are sold to the non-residential building components market. Total production of all products was 218,000 tons and 164,000 tons during 2011 and 2010, respectively. Our Flat Roll Division and Roanoke Bar Division supply a substantial portion of the steel utilized in these manufacturing operations.

        Products.    Our fabrication operations produce steel building components, including steel joists, girders, and trusses. Our individual joist products include bowstring, arched, scissor, double-pitched and single-pitched joists. Our Indiana, Florida and Virginia plants also produce a full range of steel roof, form, and composite floor decking.

        Customers.    Our fabrication primary customers are non-residential steel fabricators. Other customers include metal building companies, general construction contractors, developers, brokers and governmental entities. Our customers are located throughout the United States with a concentration in the eastern half of the country. Through our new locations at Arkansas, Nevada, and Juarez, Mexico we are facilitating the expansion of our fabrication operations' to U.S. construction markets in the Southwest and the West, and national accounts.

        Markets.    Our fabrication operations primarily serve the non-residential construction industry. The recent downturn and slow recovery in the non-residential construction markets has resulted in demand for joist and deck products to decrease from previous levels seen in 2008 and prior. The steel joist and deck market in the United States was approximately 1.0 million tons in 2010 and 2009, and has rebounded slightly to 1.2 million tons in 2011, based on trade association estimates. However, we believe the long-term prospects for this business are sound. Because of the current market conditions, we believe the ramp up of the recently acquired locations will continue to proceed slowly as the market strengthens.

        Competitors.    Our main competitors in the joist business are Vulcraft, a division of Nucor Corporation; Canam Group; Quincy Joist Co.; Joist Structural; and Valley Joist. In the steel decking business, New Millennium's main competitors are Vulcraft; Wheeling Corrugating Co.; Quincy Joist Co.; Consolidated Systems, Inc.; and Canam Group.

Energy Resources

        Electricity.    Electricity is a significant input required in the electric arc furnaces in our steelmaking operations (excluding The Techs), representing 5% of steel production costs of goods sold in 2011 and 2010. We have entered into a fixed price interruptible electricity supply agreement that extends through December 31, 2012, for our Flat Roll Division in Butler, Indiana. The contract allows our supplier to interrupt service in the event of an emergency or in response to various market conditions. During 2012, we will be working with the electric company to create a similar agreement for beyond 2012, and do not believe this will materially change our operations in future years. Our Structural and Rail Division and Roanoke Bar Division purchase electricity at current market prices. Steel of West Virginia had negotiated fixed prices through 2011 and the Techs have negotiated fixed prices through 2012. Our Engineered Bar Products Division has a combination of fixed pricing and market pricing for the various components of the electrical services (demand charge, energy charge, riders, etc.).

        Gas.    We purchase a portion of our steel operations' natural gas requirements at market prices and a portion by entering into hedging transactions on the futures markets for ultimate physical delivery in order to help minimize price volatility. These contracts typically have duration of up to 24 months. Natural gas represented 2% of steel operations (other than The Techs) costs of goods sold in 2011 and 2010.

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

Employees

        Our work force consisted of approximately 6,530 full time employees at December 31, 2011, of which approximately 11% were represented by collective bargaining agreements. The largest group of unionized employees is at Steel of West Virginia. The remaining unionized employees are located in five different OmniSource metals recycling locations, each of which has its own agreement. We believe that our relationship with our employees is good.

Operation	Covered Employees	Expiration Date
Steel of West Virginia	401	June 20, 2014
OmniSource	37	April 30, 2012
	35	September 15, 2012
	120	October 20, 2013
	65	May 31, 2014
	77	September 30, 2017

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

Risks Related to our Industry

Our industry is affected by domestic and global economic factors including the risk of a recurrent recession.

        Our financial results are substantially dependent not only upon overall economic conditions in the United States, in Europe and in Asia, but also as they may affect one or more of the industries upon which we depend for the sale of our products. A recurrent recession in the United States, or globally, could substantially decrease the demand for our products and adversely affect our business. Moreover many of our products are commodities, subject to their own cyclical fluctuations in supply and demand in both metal consuming and metal generating industries, including the construction industry. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn such as during late 2008 and 2009, before beginning to rebound in 2010 and 2011. Likewise, the pace of domestic non-residential construction activity has historically slowed significantly during economic downturns and has been at historically low levels in recent years.

        Our business is also dependent upon certain industries, such as commercial and government construction, energy, metals service centers, automotive, agriculture, transportation, petrochemical and original equipment manufacturing, and these are also cyclical in nature. Therefore, these industries may experience their own significant fluctuations in demand for our products based on such things as economic conditions, energy prices, consumer demand and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve were to suffer a downturn, then our business may be further adversely affected.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and some of the industries we serve.

        The steel manufacturing business is cyclical in nature, and the price of the steel we make may fluctuate significantly due to many factors beyond our control. The timing and magnitude of these price fluctuations are difficult to predict. The sale of our manufactured steel products is directly affected by demand for our products in other cyclical industries, such as the automotive, oil and gas, gas transmission, residential and commercial/industrial construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries. While the domestic automotive industry, which is a major consumer of new steel and a major generator of steel scrap, has shown recent signs of improvement, it has not yet fully recovered from the unprecedented downturn in demand of a couple of years ago. Economic difficulties, stagnant economies, supply/demand imbalances and currency fluctuations in the United States or globally could further decrease the demand for our products or increase the amount of imports of steel into the United States, which could decrease our sales, margins and profitability.

The scrap metal recycling industry has historically been, and is expected to remain, highly cyclical. A prolonged period of low scrap prices or a fall in scrap metal prices, could result in the weakening of inbound scrap flows and thereby reduced our ability to obtain, process and sell recycled materials and this could have a material adverse effect on our metals recycling operations' results.

        Scrap metal prices are volatile and operating results within the metals recycling industry, in general, have historically been cyclical, and are expected to remain, highly cyclical in nature. Similarly, but not necessarily paralleling the price fluctuations in the steel business, the purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or we resell to others through our metals recycling operations, are also highly volatile. As a metals recycler, we may attempt to respond to changing recycled metal selling prices by adjusting the scrap metal purchase prices we pay to others, but our ability to do this may be limited by competitive or other factors during periods of low scrap prices, when inbound scrap flow may slow considerably, as scrap generators hold onto their scrap in the hope of getting higher prices later; conversely, increased foreign demand for scrap due to economic expansion in countries such as China, India, Brazil, and Turkey can result in an outflow of available domestic scrap as well as higher scrap prices that cannot always be passed on to domestic scrap consumers further reducing the available domestic scrap flows and scrap margins all of which could adversely affect our sales and profitability.

Imports of steel into the United States have in the past adversely affected, and may again adversely affect, U.S. steel prices, which could impact our sales, margins and profitability.

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

        In addition, we believe the downward pressure on, and periodically depressed levels of U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are sometimes influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. However, while some tariffs and quotas are periodically put in to effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., many of these are only short-lived. When such tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the United States, despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

China's current steelmaking overcapacity in relation to its steel consumption could have a material adverse effect on domestic and global steel pricing and could result in increased steel imports into the United States.

        A significant factor in the worldwide volatility of steel pricing in recent years was the explosive growth in Chinese steel consumption in relation to its domestic production, which, until the third quarter of 2008, had vastly outpaced that country's capacity to produce steel in sufficient quantity to serve its internal demand. The shortage of Chinese domestic steel supply, during this time period, resulted not only in heightened Chinese demand for imported steel and other raw materials, with a consequent upward spiral in worldwide steel pricing for finished steel products, but also led to a rapid and significant expansion of steel production capacity in China, as well as many of the commodities, supplies and services utilized in steelmaking. However, the subsequent drop in Chinese steel consumption that began in 2008 and has not fully recovered, in addition to the continued utilization of a large amount of outdated, inefficient and government subsidized production capacity, has resulted in a situation in which China's steel producing capacity currently exceeds that country's reducing demand for many kinds of steel products that we produce, has made China an increasingly larger net exporter of millions of tons of steel since 2008. Therefore, a combination of a slowdown in China's economic growth rate and steel consumption, coupled with its own expansion of steelmaking capacity, could result in a further weakening of both domestic and global steel demand and steel pricing. Also, should Chinese steelmaking capacity remain the same or further increase, or should its demand either not increase or further weaken, China might not only remain a net exporter of steel but many Asian and European steel producers whose steel output previously fed China's steel import needs could find their way into the U.S. market, through increased steel imports, causing a further erosion of margins or negatively impacting our ability to increase our prices.

The worldwide economic downturn that began in 2008 and the difficult conditions in the global industrial, capital and credit markets that resulted, have adversely affected and may continue to adversely affect our business and our industry, as well as the industries of many of our customers and suppliers upon whom we are dependent.

        Many of the markets in which our customers participate, such as the automotive, consumer products, original equipment, agriculture, transportation, manufacturing, commercial, residential and government construction, and metals service center industries, are also cyclical in nature and experience significant fluctuations in demand for our steel products based on economic conditions, consumer demand, raw material and energy costs, and decisions by our government to fund or not fund infrastructure projects such as highways, bridges, schools, energy plants, railroads and transportation facilities. Many of these factors are beyond our control. These markets are highly competitive, to a large extent driven by end-use markets, and may experience overcapacity, all of which may affect demand for and pricing of our products.

        A continued or further decline in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit, as well as volatility in the capital and credit markets, could adversely affect the business and economic environment in which we operate and the profitability of our business. We are also exposed to risks associated with the creditworthiness of our suppliers and customers. If the availability of credit to fund or support the continuation and expansion of our customers' business operation is curtailed or if the cost of that credit is increased the resulting inability of our customers or of their customers to access either credit or absorb the increased cost of that credit could adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. These conditions and a renewed disruption of the credit markets could also result in financial instability of some of our suppliers and customers. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events may adversely affect our profitability, cash flow, and financial condition.

Volatility and major fluctuations in scrap metal and pig iron prices and our potential inability to pass such higher costs on to our customers may constrain operating levels and reduce profit margins.

        Steel producers require large amounts of raw materials, including scrap metal and scrap substitute products such as pig iron, pelletized iron and other supplies such as graphite electrodes and ferroalloys. While our vertical integration into the metals recycling business through our OmniSource subsidiary and into the ironmaking business, through our Iron Dynamics facility and start-up of our Minnesota iron operations should enable us to be a cost effective supplier to our steelmaking operations, for some of our metallics requirements, we will still need to rely on other metallics and raw material suppliers, as well as upon general industry supply conditions for the balance of our needs.

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

        If prices for ferrous metallics increase by a greater margin than corresponding price increases for the sale of our steel products, we may not be able to recoup such cost increases from increases in the selling prices of steel products. Our inability to pass on all or any substantial part of such cost increases through scrap or other surcharges or to provide for our customers' needs because of the potential unavailability of key raw materials or other inputs, may result in production curtailments or may otherwise have a material adverse effect on our business, financial condition, results of operations or prospects.

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

        Compliance with environmental laws and regulations, which affect both our steelmaking and our metals recycling and ironmaking operations, is a significant factor in our business. We are required to obtain and comply with environmental permits and licenses, and failure to obtain or renew or the violation of any permit or license, if not remedied, could result in substantial fines and penalties, suspension of operations or the closure of a subject facility. Similarly, delays in obtaining permits, such as the permits we have been seeking in connection with our plan to engage in the mining of taconite ore in Minnesota, or unanticipated or costly conditions imposed on such permits could further delay a project or affect its profitability. Private parties might also bring claims against us for alleged property damage or personal injury resulting from the environmental impacts of our operations. Moreover, legal requirements change frequently, are subject to interpretation and have tended to become more stringent over time. Uncertainty regarding adequate pollution control levels, testing and sampling procedures, and new pollution control technology are factors that may increase our future compliance expenditures. We are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations, and we also cannot predict whether such costs can be passed on to customers through product price increases. Although we believe that we are in substantial compliance with all applicable laws and regulations, legal requirements frequently change and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate pollution control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors that may increase our future expenditures to comply with environmental requirements. The cost of complying with existing laws or regulations as currently interpreted or reinterpreted in the future, or with future laws or regulations, may have a material adverse effect on our results of operations and financial condition.

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

Risks Related to the Business

Our senior secured credit facility contains, and any future financing agreements may contain, restrictive covenants that may limit our flexibility.

        Restrictions and covenants in our existing debt agreements, including our senior secured credit facility, and any future financing agreements, may impair our ability to finance future operations or capital needs, or to engage in other business activities. Specifically, these agreements restrict our ability to:

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

        A breach of any of the restrictions or covenants could cause a default under our senior secured credit facility, our senior notes, or our other debt. A significant portion of our indebtedness then may become immediately due and payable if the default is not remedied.

        Under our senior secured revolving credit facility we are required to maintain certain financial covenants tied to our leverage, liquidity and profitability. In addition, we are subject to a quarterly borrowing base requirement limiting the maximum availability of our senior secured revolver. Our ability to meet such covenants or borrowing restrictions can be affected by events beyond our control. If a default were to occur, the lenders could elect to declare all amounts then outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our receivables and inventories and all shares of capital stock or other equity interests of the company's subsidiaries and intercompany debt held by us.

We may face significant price and other forms of competition from other steel producers and scrap processors, which could have a material adverse effect on our business, financial condition, results of operation or prospects.

        The global markets in which steel companies and metals recyclers conduct business are highly competitive and have become even more so, due in part, to consolidations in recent years in the steel and the metal recycling industries, and the recent/ongoing global economic downturn. Increased competition could cause us to lose market share, increase expenditures or reduce pricing, any one of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

  •
  the difficulty of integrating the new or acquired operations and personnel into our existing businesses;

  •
  the potential disruption to ongoing businesses;

  •
  the diversion of financial resources to new or acquired businesses;

  •
  the diversion of management attention from other business concerns to new or acquired businesses;

  •
  the loss of key employees and customers of acquired businesses;

  •
  the potential exposure to unknown liabilities;

  •
  the inability of management to maintain uniform standards, controls, procedures and policies;

  •
  the difficulty of managing the growth of a larger company;

  •
  the risk of entering markets in which we have little experience;

  •
  the risk of becoming involved in labor, commercial, or regulatory disputes or litigation related to the new or acquired business;

  •
  the risk of becoming more highly leveraged;

  •
  the risk of contractual or operational liability to other venture participants or to third parties as a result of our participation;

  •
  the inability to work efficiently with joint venture or strategic alliance partners; and

  •
  the difficulties of terminating joint ventures or strategic alliances.

        Such future initiatives or business transactions may not improve our competitive position and business prospects as anticipated, and if they do not, our sales and earnings may not only not be enhanced, they could be significantly reduced.

Technology, operating and start-up risks, as well as commodity market risks associated with our Mesabi Nugget ironmaking project may prevent us from realizing its anticipated benefits and could result in a loss of all or a part of our investment.

        While we and certain of our current and former joint venture partners built and operated a successful small scale pilot plant on the Mesabi Iron Range in Minnesota for the production of a cost effective iron nugget using Kobe Steel's proprietary ITmK3® ironmaking process, there are technology, operational, market and start-up risks associated with the start-up of our world's first full scale commercial nugget plant utilizing this technology. Although, we believe this full scale plant will be capable of consistently producing high-quality iron nuggets for use as a scrap substitute feed stock in our steelmaking operations, and in sufficient quantities and at a cost that will compare favorably with the cost of steel scrap and other more conventional scrap substitute products, including pig iron, there can be no assurance that these expectations will be achieved. We have encountered and may from time to time encounter cost overruns, systems or process difficulties, or quality control problems or output restrictions. As a result our capital costs could increase, the expected cost benefits from the development of this iron nugget product could be diminished or lost, and we could lose all or a substantial portion of our investment in the project. We could also encounter commodity market risk if, during a sustained period, the cost to manufacture the nuggets is greater than projected or if the relative market price of scrap and other scrap substitutes, for which this iron nugget product is intended as a lower cost substitute, is lower than projected, which could render our nuggets non-economical. Moreover, we are undertaking certain ancillary ventures related to the ironmaking process, such as our nearby Mesabi Mining facility for which we have been and are continuing to seek operating permits to allow us to mine taconite ore for use in the production of nuggets. Mining is a business in which we have no previous experience and which is also subject to possible permitting and environmental risks and uncertainties.

We are subject to litigation which could adversely affect our profitability.

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

        We are also involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois that alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005, and the present. The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period. In addition, on December 28, 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. The case has been removed to federal court. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting discovery related primarily to class certification matters. Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation, however we have determined, based on the information available at this time, that there is not presently a "reasonable possibility" (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity.

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

        We must receive licenses, permits and approvals from state and local governments to conduct certain of our operations such as our Mesabi Mining operations, or to develop or acquire new facilities. Governmental agencies often resist the establishment of certain types of facilities in their communities, including scrap metal collection and processing facilities and there may be environmental objections or concerns raised by governmental agencies or private citizens. There can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold in all our operations, and failure to do so could have a material adverse effect on our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table describes our more significant properties as of December 31, 2011. These properties are owned or leased by us and are not subject to any significant encumbrances. We believe these properties are suitable and adequate for our current operations and are appropriately utilized.

Operations	Location	Property Type	Site Acreage Owned	Site Acreage Leased
Steel Operations
Flat Roll Division:
Butler Operations	Butler, IN	Steel Manufacturing and Coating Facility	1,106	—
Jeffersonville Operations	Jeffersonville, IN	Steel Coating Facility	—	36
Structural and Rail Division	Columbia City, IN	Steel Manufacturing Facility	699	—
Engineered Bar Division	Pittsboro, IN	Steel Manufacturing and Finishing Facility	285	—
Roanoke Bar Division	Roanoke, VA	Steel Manufacturing Facility	290	—
Steel of West Virginia	Huntington, WV	Steel Manufacturing and Finishing Facility	49	—
The Techs	Pittsburgh, PA	Steel Coating Facilities	16	2
Metals Recycling and Ferrous Resources
OmniSource:
Georgia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	103	1
Indiana	Multiple Cities	Ferrous and Nonferrous Scrap Processing	578	30
Michigan	Multiple Cities	Ferrous and Nonferrous Scrap Processing	301	11
North Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	506	1
Ohio	Multiple Cities	Ferrous and Nonferrous Scrap Processing	239	22
South Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	228	100
Tennessee	Multiple Cities	Ferrous and Nonferrous Scrap Processing	44	7
Virginia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	188	—
Iron Dynamics	Butler, IN	Liquid Ironmaking Facility	25	—
SDI LaFarga, LLC	New Haven, IN	Copper Wire Rod Facility	40	—
Mesabi Nugget	Hoyt Lakes, MN	Ironmaking Facility	*	*
Mesabi Mining	Hoyt Lakes, MN	Iron Ore Mining (under development)	*	*
Mining Resources	Chisholm, MN	Iron Ore Tailings Mining (under development)	**	**
Steel Fabrication Operations
New Millennium Building Systems:
Joist and Deck Operations	Butler, IN	Steel Fabrication Facility	95	—
Joist and Deck Operations	Lake City, FL	Steel Fabrication Facility	75	—
Joist and Deck Operations	Salem, VA	Steel Fabrication Facility	62	—
Joist and Deck Operations	Hope, AR	Steel Fabrication Facility	61	—
Joist Operations	Fallon, NV	Steel Fabrication Facility	43	—
Joist Operations	Juarez, MX	Steel Fabrication Facility	15	—
Joist Operations	Florence, SC	Steel Fabrication Facility (idle)	66	—
Joist Operations	Continental, OH	Steel Fabrication Facility (idle)	54	—
Corporate Headquarters	Fort Wayne, IN	Office Building (116,000 square feet)	20	—

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

**
Mining Resources has leases with the State of Minnesota Department of Natural Resources Division of Lands and Minerals for iron-bearing materials on 295 acres of iron tailings basins located in Chisholm, Minnesota. A processing plant is being constructed on property adjacent to these iron tailings basins.

ITEM 3.   LEGAL PROCEEDINGS

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

        We are also involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois that alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005, and the present. The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period. In addition, on December 28, 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. The case has been removed to federal court. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting discovery related primarily to class certification matters. Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation, however we have determined, based on the information available at this time, that there is not presently a "reasonable possibility" (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        The information required to be furnished pursuant to Item 4 concerning mine safety disclosure matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Annual Report.

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

	Common Stock Market Price
			Dividends Declared
	High	Low
2011
First Quarter	$20.70	$17.33	$.100
Second Quarter	19.84	14.80	.100
Third Quarter	16.55	9.91	.100
Fourth Quarter	13.90	8.78	.100
2010
First Quarter	$20.47	$14.31	$.075
Second Quarter	18.94	13.12	.075
Third Quarter	15.59	12.89	.075
Fourth Quarter	18.64	13.97	.075

        As of February 17, 2012 we had 219,035,240 shares of common stock outstanding and held beneficially by approximately 20,800 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,670) is not representative of the number of beneficial holders.

        We declared our first quarterly cash dividend during July 2004 and continued quarterly dividends throughout 2011. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Total Return Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Steel Dynamics, Inc., the NASDAQ Composite Index, and the S&P Steel Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

  Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected consolidated financial and operating data of Steel Dynamics Inc. The selected consolidated financial and operating data as of and for each of the years in the five-year period ended December 31, 2011 were derived from our audited consolidated financial statements. You should read the following data in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

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

  •
  For purposes of calculating our "operational working capital" for all periods presented, we consider amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt as reported on our consolidated balance sheets. Operational working capital reported for 2010 - 2007 in the company's previous Form 10-K had included the effects of income taxes receivable and payable.

	Years Ended December 31,
	2011	2010		2009	2008	2007
	(dollars in thousands, except per share data)
Operating data:
Net sales	$7,997,500		$6,300,887	$3,958,806	$8,080,521	$4,384,844
Gross profit	931,518		675,666	399,076	1,231,259	915,694
Operating income	584,820		364,753	119,531	846,368	690,745
Net income (loss)	265,692		129,599	(11,019)	454,514	394,157
Net income (loss) attributable to Steel Dynamics, Inc.	278,120		140,709	(8,184)	463,386	394,566
Basic earnings (loss) per share	$1.27	$	..65	$(.04)	$2.45	$2.12

Weighted average common shares outstanding	218,471		216,760	200,704	189,140	186,321

Diluted earnings (loss) per share	$1.22		$.64	$(.04)	$2.38	$2.01

Weighted average common shares and share equivalents outstanding	235,992		234,717	200,704	194,586	196,805

Dividends declared per share	$.400		$.300	$.325	$.400	$.300

Other financial data:
Capital expenditures	$167,007		$133,394	$330,052	$412,497	$395,198
Ratio of earnings to fixed charges	3.40x		2.20x	.78x	5.44x	9.37x
Other data:
Shipments
Steel operations (net tons)	5,842,694		5,295,852	4,045,787	5,608,898	5,550,207
Metals recycling and ferrous resources Ferrous metals (gross tons)	5,879,729		5,179,812	3,631,102	4,958,518	973,891
Nonferrous metals (thousands of pounds)	1,066,648		961,288	780,084	911,832	137,417
Mesabi Nugget (metric tons)	159,641		67,485	—	—	—
Iron Dynamics (metric tons)	229,502		225,545	201,897	232,593	223,805
Steel fabrication operations (net tons)	217,838		164,431	145,259	286,612	276,836
Steel operations production (net tons)	5,931,833		5,413,093	4,187,526	5,584,019	5,471,314
Shares outstanding (in thousands)	218,874		217,575	216,000	181,820	190,324
Number of employees	6,530		6,180	5,990	6,652	5,940
Balance sheet data:
Cash and equivalents, and short-term commercial paper	$475,591		$186,513	$9,008	$16,233	$28,486
Operational working capital	1,276,916		1,189,086	857,708	990,516	1,035,027
Net property, plant and equipment	2,193,745		2,213,333	2,254,050	2,072,857	1,652,097
Total assets	5,979,226		5,589,934	5,129,872	5,253,577	4,519,453
Long-term debt (including current maturities)	2,380,100		2,386,821	2,222,754	2,650,384	2,029,845
Equity	2,299,900		2,076,835	2,003,265	1,632,313	1,540,234

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

        This report contains some predictive statements about future events, including statements related to conditions in the steel and metallic scrap markets, Steel Dynamics' revenues, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as "forward-looking," subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of a recurrent recession on industrial demand; (2) changes in economic conditions, either generally or in any of the steel or scrap-consuming sectors which affect demand for our products, including the strength of the non-residential and residential construction, automotive, appliance, and other steel-consuming industries; (3) fluctuations in the cost of key raw materials (including steel scrap, iron units, and energy costs) and our ability to pass-on any cost increases; (4) the impact of domestic and foreign import price competition; (5) risks and uncertainties involving product and/or technology development; and (6) occurrences of unexpected plant outages or equipment failures.

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

Operating Statement Classifications

        Net Sales.    Net sales from our operations are a factor of volumes shipped, product mix and related pricing. We charge premium prices for certain grades of steel, product dimensions, certain smaller volumes, and for value-added processing or coating of the steel products. Except for our steel fabrication operations segment, we recognize revenue from sales and the allowance for estimated returns from these sales at the time the title of the product is transferred to the customer. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. Net sales from steel fabrication operations are recognized from construction contracts utilizing a percentage-of-completion method, which is based on the percentage of steel consumed to date as compared to the estimated total steel required for each contract.

        Costs of Goods Sold.    Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are scrap and scrap substitutes (which represent the most significant single component of our consolidated costs of goods sold), steel, direct and indirect labor and related benefits, alloys, zinc, transportation and freight, repairs and maintenance, utilities (most notably electricity and natural gas), and depreciation.

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

Overview

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking capability of 6.4 million tons and actual metals recycling shipping volumes during 2011 and 2010 of 5.9 million gross tons and 5.2 million gross tons of ferrous materials, respectively, and 1.1 billion pounds and 961 million pounds of nonferrous metals, respectively. Our steel production during 2011 and 2010, excluding The Techs, was 5.2 million tons and 4.7 million tons, respectively. The primary sources of our revenues are from the manufacture and sale of steel products; processing and sale of recycled ferrous and nonferrous metals; and to a lesser degree, fabrication and sale of steel joist and decking products. Our operations are managed and reported based on three operating segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.

        During 2011, we had net sales of $8.0 billion, gross profit of $931.5 million (12%), and operating income of $584.8 million (7%); as compared to net sales of $6.3 billion, gross profit of $675.7 million (11%) and operating income of $364.8 million (6%) during 2010; and net sales of $4.0 billion, gross profit of $399.1 million (10%), and operating income of $119.5 million (3%) during 2009.

        Net income attributable to Steel Dynamics, Inc. was $278.1 million, or $1.22 per diluted share in 2011, compared with $140.7 million, or $0.64 per diluted share in 2010, and a net loss of $8.1 million, or ($0.04) per diluted share in 2009.

        During 2011, as the domestic economy continued to show signs of improvement, we experienced further increased sales volumes and pricing, resulting in increased gross profit across all reporting segments in comparison to 2010. Steel operations experienced overall improved customer order volume and pricing with the most impactful demand improvements in 2011, as in 2010, in our sheet and special bar-quality steel products as the automotive, transportation, industrial, and agricultural and construction equipment markets continued to strengthen. Steel operations shipping volumes improved 9% and overall steel pricing increased 16% on a per ton basis, resulting in 2011 operating profit from steel operations increasing over that of 2010 by 50% to $658.1 million. Operating income of our metals recycling ferrous resources segment increased in 2011 to $26.6 million as compared to $19.7 million in 2010. At OmniSource, our metals recycling operations within our metals recycling and ferrous resources segment, ferrous and nonferrous metals sales volume and pricing increased as demand continued to improve in 2011 in conjunction with increases in domestic and international steel mill utilization rates, and other production increases. However, there was margin percentage compression in both ferrous and nonferrous metals that offset much of the sales volume and pricing gains, resulting in operating profit at OmniSource increasing slightly in 2011 compared to 2010.

        During 2010, we experienced improved net sales compared to 2009, driven by the general improvement of the domestic economy, resulting in increasing customer demand and pricing for our products. Steel operations experienced overall improved customer order volume and pricing. The most impactful demand improvement in 2010 versus 2009 was in our sheet and special bar-quality steel products as the automotive, transportation, industrial, and agricultural and construction equipment markets showed signs of strengthening. Operating income in our steel operations for 2010 was up $243.6 million, or 124%, compared with that of 2009 due to the improved volumes and pricing. Our metals recycling operations experienced improved shipping volumes and pricing of both ferrous and nonferrous metals in 2010, as demand improved due in large part to domestic and international steel production utilization rates increasing as compared to 2009. As a result of much stronger metals recycling operations, as well as those of Iron Dynamics, operating income in our metals recycling and ferrous resources operations increased $24.4 million, to $19.7 million, compared with 2009. The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. During 2010, Mesabi Nugget produced 75,000 metric tons of iron-nuggets for use by our own steel mills.

2012 Outlook

        Looking ahead to 2012, we are optimistic regarding a continued slow but steady growth in the U.S. economy, which could result in increased volumes compared to 2011 for all of our operations. We believe steel consumption will continue to grow in the automotive, transportation, energy, industrial, agricultural and heavy equipment sectors. We believe residential and non-residential construction activity has likely reached its bottom and may continue to show some modest growth. The fruition of these combined factors could result in an improved operating environment for all our segments in the coming year.

        Our focus will continue to be on disciplined cost control, gross margin optimization, and prudent growth opportunities, while continuing to manage risk in an uncertain economic environment. Our current estimated 2012 cash allocation plan includes the investment of between $225.0 and $250.0 million in capital expenditures in our existing and announced operations.

Segment Operating Results 2011 vs. 2010 (dollars in thousands)

	Years Ended December 31,
	2011	% Change	2010	% Change	2009
Net sales
Steel	$5,070,306	27%	$3,999,639	53%	$2,606,969
Metals recycling and ferrous resources	4,152,568	31%	3,179,032	89%	1,682,133
Steel fabrication	276,408	56%	177,378	12%	158,008
Other	105,148	19%	88,355	55%	56,846

	9,604,430		7,444,404		4,503,956
Intra-company	(1,606,930)		(1,143,517)		(545,150)

Consolidated	$7,997,500	27%	$6,300,887	59%	$3,958,806

Operating income (loss)
Steel	$658,120	50%	$439,795	124%	$196,225
Metals recycling and ferrous resources	26,597	35%	19,686	518%	(4,709)
Steel fabrication	(6,584)	74%	(25,056)	(294)%	(6,356)
Other(1)	(95,141)		(66,189)		(45,356)

	582,992		368,236		139,804
Intra-company	1,828		(3,483)		(20,273)

Consolidated	$584,820	60%	$364,753	205%	$119,531

(1)
Other consists of the results of subsidiary operations that are below the quantitative thresholds required for reportable segments as well as unallocated corporate accounts, including profit sharing.

Steel Operations

        Steel Operations.    Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture, and industrial machinery markets. During 2011, 2010, and 2009, our steel operations accounted for 61%, 61%, and 63% respectively, of our external net sales. Operating income for steel operations increased $218.3 million, or 50%, to $658.1 million in 2011 versus 2010. This increase is due to increases in overall sales volumes of 9%, with long products increasing 22%, as well as increases in average selling prices of $122 per ton shipped, which were only partially offset by less significant increases in raw material costs.

        Steel operations shipping volumes for the respective periods were as follows:

	Years Ended December 31,
	2011	% of external	2010	% of external	2009	% of external
Shipments (tons)
Flat Roll Division	2,770,466		2,642,681		2,060,874
The Techs	715,833		715,512		644,612

Sheet products	3,486,299	64%	3,358,193	68%	2,705,486	71%
Structural and Rail Division	879,145		630,224		477,116
Engineered Bar Products Division	634,964		568,360		303,616
Roanoke Bar Division	544,384		504,613		356,829
Steel of West Virginia	297,902		234,462		202,740

Long products	2,356,395	43%	1,937,659	39%	1,340,301	35%

Total shipments	5,842,694	108%	5,295,852	107%	4,045,787	106%
Intra-segment shipments	(130,813)		(69,705)		(55,013)

Segment shipments	5,711,881		5,226,147		3,990,774
Intra-company shipments	(292,145)		(276,014)		(196,652)

External shipments	5,419,736		4,950,133		3,794,122

  Sheet Products.    Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. Sheet products represented 64% of our steel segment's shipped tons in 2011, as compared to 68% in 2010, and 71% in 2009.

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

        Net sales for the steel segment increased in 2011 by $1.1 billion, or 27%, compared to 2010. Steel segment shipments were up 9% in 2011 compared to 2010 due to the overall improved domestic economic climate as steel mill utilization improved to approximately 74% in 2011 as compared to 70% in 2010, with increased automotive, heavy equipment, agricultural, and trailer demand. Additionally, while service center and customer inventories continued to remain at historically low levels, increases in end-user order activity directly impacted our own orders. Sheet product shipments increased 4% in 2011 compared to 2010, while long products increased 22%. Shipments in 2011 at Engineered Bar Products and Steel of West Virginia increased 12% and 27%, respectively. Although the non-residential construction market continued to remain slow, we saw some improvement in sales and order entry at our Structural and Rail Division in 2011 as compared to 2010, including 117,000 rail tons sold in 2011 versus 55,000 rail tons in 2010. We continue to realize market share gains in rail, and plan to further expand rail shipments in 2012.

        Our 2011 average steel operations' segment selling price per ton shipped, including intra-company shipments, increased $122 compared with 2010. Sheet products 2011 average selling price per ton shipped increased $123 compared with 2010, consistent with overall industry pricing, and long products average selling prices increased $114 per ton compared with 2010, as demand also improved in the long products market, especially in those served by our Engineered Bar Products Division and Steel of West Virginia.

Steel Operations Average Selling Prices and Volumes

        Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations increased $71 in 2011 compared with 2010. During 2011, 2010, and 2009, respectively, our metallic raw material costs represented 68% 62%, and 52% of our steel operations' manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. The lower relationship of scrap costs to total costs in 2009 is due to a much lower cost per ton of metallic raw materials consumed in 2009 during the depths of the recession.

Metals Recycling and Ferrous Resources Operations

        Metals Recycling and Ferrous Resources Operations.    This operating segment includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota iron operations. Our metals recycling and ferrous resources operations segment accounted for 35%, 35%, and 31% of our external net sales in 2011, 2010, and 2009, respectively. Operating income for the metals recycling and ferrous resources operations segment increased $6.9 million in 2011 to $26.6 million.

        Metals recycling and ferrous resources shipping volumes during the respective periods were as follows:

	Years Ended December 31,
	2011	% Change	2010	% Change	2009
Ferrous metal (gross tons)
Total	5,879,729	14%	5,179,812	43%	3,631,102
Intra-segment	(12,227)		—		—

Segment shipments	5,867,502	13%	5,179,812	43%	3,631,102
Intra-company	(2,552,472)		(2,161,145)		(1,434,602)

External shipments	3,315,030	10%	3,018,667	37%	2,196,500

Nonferrous metals (thousands of pounds)
Total and segment shipments	1,066,648	11%	961,288	23%	780,084
Intra-company	(8,273)		(8,886)		—

External shipments	1,058,375	11%	952,402	22%	780,084

Mesabi Nugget (metric tons)—intra-company shipments	159,641	137%	67,485		—

Iron Dynamics (metric tons)
Liquid pig iron	188,688		177,548		163,862
Hot briquetted iron	31,646		45,365		36,689
Other	9,168		2,632		1,346

Intra-company shipments	229,502	2%	225,545	12%	201,897

  Metals Recycling.    Our metals recycling operations, OmniSource, represent our metals sourcing and processing operations and are the most significant source of revenues and earnings in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 95%, 96%, and 96% of this segment's net sales during 2011, 2010, and 2009; and $66.4 million, $65.7 million, and $16.9 million of this segments' operating income for these same periods, respectively.

  During 2011, metals recycling recorded sales of $3.9 billion on shipments of 5.9 million gross tons of ferrous metals and 1.1 billion pounds of nonferrous metals, compared with sales of $3.0 billion on shipments of 5.2 million gross tons of ferrous and 952.4 million pounds of nonferrous metals during 2010. Sales prices of ferrous and nonferrous metals increased 18% and 9%, respectively, in 2011 versus 2010. The increased volume and pricing of our ferrous metals is directly impacted by the increase in both domestic and global steel mill utilization. During 2011, the metals recycling operations provided approximately 52% of the steel scrap purchased by our steel mills. This represented 43% of the metals recycling operations' ferrous shipments for 2011, while similar amounts were 42% for 2010, and 39% for 2009.

  Metals recycling operating income increased $739,000, to $66.4 million, in 2011 as compared to 2010. The increase in ferrous and nonferrous selling prices were more than offset by increased unprocessed scrap metal procurement costs, thus resulting in reduced metals margins per unit sold.

  Ferrous Resources.    Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota iron operations, consisting of an iron nugget production facility and planned operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our planned future iron mining operations which is currently in the permitting process, Mesabi Mining; and, our planned iron tailings operations, Mining Resources (owned 80% by us.) The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Throughout 2010 and 2011, we have refined this pioneering production process and changed equipment configurations to increase production and plant availability. The facility's anticipated annual production capacity is 500,000 metric tons. In 2011 and 2010, Mesabi Nugget produced 156,000 and 75,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. We are currently constructing the iron tailings operation, which is expected to start up in the third quarter of 2012. This operation is planned to provide iron ore tailings to be concentrated for use by Mesabi Nugget as a low-cost iron concentrate to the nugget production process. Losses from our Minnesota iron operations reduced our net income in 2011 by approximately $34.0 million, approximately $7.0 million more than in 2010 when the location commissioned initial start-up. The increased losses in 2011 were due to the continued start-up efforts and decreased market selling prices in 2011, as pig iron market prices decreased. Increases in the operating income of IDI in 2011 over those in 2010 more than offset the increased losses of our Minnesota iron operations.

Steel Fabrication Operations

        Our steel fabrication operations represent the company's New Millennium Building Systems' plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 3%, 3%, and 4% of our external net sales during 2011, 2010, and 2009, respectively. The operating loss for the segment was $6.6 million in 2011, compared to $12.3 million in 2010 (excluding a $12.8 million impairment charge), and $6.4 million in 2009.

        Net sales for the segment increased by $99.0 million, or 56%, in 2011 compared to 2010; as our selling volumes increased 32% to 218,000 tons in 2011, and our average steel fabrication operations' selling price per ton shipped increased $190, or 18%, in 2011 as compared to 2010. Our volume growth can be attributed to some modest growth within the non-residential construction market as a whole, our organic gains in market share, as well as our expansion into the south and southwest during 2011. While we saw increased order entry, sales volumes and pricing, and margins in the fabrication segment in 2011 versus 2010, the non-residential construction market continues to be at depressed levels. We anticipate that if the non-residential market further develops, it may be slowly. We are well positioned to grow with our expanded national footprint as we anticipate continuing to develop our market presence and penetration in the western portion of the United States.

        The purchase of various steel products is the largest single cost of goods sold item for our steel fabrication operations. During 2011, 2010, and 2009, the cost of steel products purchased represented 70% of the total cost of manufacturing for our steel fabrication operations; while the cost of steel increased in 2011, as compared to 2010, by $99 per ton. As the increase in selling prices outpaced the increase in input costs, and sales volume increased, the segment's gross profit increased $16.4 million, or 136%, in 2011 versus 2010.

 Steel Fabrication Operations Average Selling Prices and Volumes

Consolidated Results 2011 vs. 2010

        Selling, General and Administrative Expense (SG&A).    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $346.7 million during 2011, as compared to $298.1 million during 2010, an increase of $48.6 million, or 16%. During 2011 and 2010, selling, general and administrative expenses represented approximately 4% and 5% of net sales, respectively. The percentage decrease is primarily a result of increased net sales in 2011 compared with the prior year as measured against certain fixed cost components in selling, general and administrative expenses. The increase in SG&A expenses in 2011 compared to 2010 relates primarily to increased profit sharing expenses and incentive compensation, which together were $36.8 million more in 2011 than in 2010, in conjunction with company's increased profitability during 2011. Amortization of intangible assets decreased $5.6 million, or 12%, during 2011 compared to 2010 due to the accelerated amortization methods used for intangible assets related to customer and scrap generator relationships.

        Interest Expense, net of Capitalized Interest.    During 2011, gross interest expense increased $1.5 million, or 1%, to $178.7 million, and capitalized interest decreased $5.2 million, or 75%, to $1.7 million, as compared to 2010. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments, which were not as significant in 2011.

        Other (Income) Expense, net.    Other income, net was $16.5 million during 2011, as compared to $18.9 million during 2010, with interest income of $4.5 million in 2011 versus $4.1 million in 2010.

        Income Taxes.    During 2011, our income tax expense was $158.6 million, as compared to $83.9 million during 2010. Our effective income tax rate before noncontrolling interests was 37.4% and 39.3%, during 2011 and 2010, respectively. The lower effective income tax rate in 2011 is due primarily to additional permanent deductible items in 2011 and a reduction of the impact of noncontrolling interest losses due to the higher 2011 income.

        Included in the $64.6 million balance of unrecognized tax benefits at December 31, 2011 are potential benefits of $24.6 million that, if recognized, would affect the effective tax rate. In addition to the unrecognized tax benefits, we had $16.1 million accrued for the payment of interest and penalties at December 31, 2011. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During 2011, we recognized interest expense of $3.1 million, net of tax, and penalties of $35,000.

        We file income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) is currently examining our federal income tax returns for the years 2004 through 2009. At this time we do not believe we will have any significant examination adjustments that would result in a material change to our financial position or results of operations. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of state and federal income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $2.3 million by the end of 2012. With few exceptions, including those discussed above, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2008.

Consolidated Results 2010 vs. 2009

        Net income was $140.7 million, or $0.64 per diluted share during 2010, compared with net loss of $8.2 million, or $0.04 per diluted share, in 2009. Net sales in 2010 increased $2.3 billion, or 59%, to $6.3 billion as compared to sales of $4.0 billion achieved during 2009, and our 2010 gross margin percentage was 11% during 2010 as compared to 10% during 2009. During 2010, we experienced improved net sales compared to 2009, driven by the general improvement of the domestic economy, resulting in increasing customer demand and pricing for our products.

        Steel operations experienced overall improved customer order volume (31%) and pricing ($112 per ton sold—17%), resulting in a 53% increase in sales in 2010, to $4.0 billion, as compared to 2009. The most impactful demand improvement in 2010 versus 2009 was in our sheet and special bar-quality steel products as the automotive, transportation, industrial, agricultural, and construction equipment markets showed signs of recovery. Our metallic raw material cost per ton consumed increased $107 per ton in 2010 as compared to 2009. As a result primarily of the improved volumes, our operating income in our steel operations for 2010 was up $243.6 million, or 124%, compared with that of 2009.

        Our metal recycling ferrous resources operations experienced improved shipping volumes of both ferrous (43%) and nonferrous (23%) metals and pricing in our metals recycling operations in 2010 as compared to 2009, as demand improved due in large part to domestic and international steel production utilization rates increasing as compared to 2009. As a result of much stronger metals recycling operations, as well as those of Iron Dynamics, operating income in our metals recycling and ferrous resources operations increased $24.4 million, to $19.7 million, compared with 2009. The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. During 2010, Mesabi Nugget produced 75,000 metric tons of iron-nuggets for use by our own steel mills. The Mesabi Nugget start-up losses reduced our net income by approximately $27.0 million in 2010 versus a reduction in net income of less than approximately $6.0 million in 2009, when the location was being constructed.

        Our steel fabrication operations sales increased 12% to $177.4 million in 2010 as compared to 2009, as volumes increased 13% and pricing decreased slightly in a down non-residential construction market. Operating losses in 2010 were $12.3 million (excluding a $12.8 million impairment charge), compared to $6.4 million in 2009, with the increased losses in 2010 due primarily to higher steel raw material costs per ton in 2010 as compared to 2009.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $298.1 million during 2010, as compared to $279.5 million during 2009, an increase of $18.6 million, or 7%. Our SG&A expenses represented 5% of our total net sales during 2010, compared to 7% during 2009. The lower percentage in 2010 is due primarily to the increase in net sales in 2010 compared with the prior years as measured against certain fixed cost components in SG&A costs. The increase in SG&A expenses in 2010 compared to 2009 relates primarily to profit sharing expenses that were $22.5 million more in 2010 than in 2009, in conjunction with the increased profitability during 2010. Amortization of intangible assets decreased $8.0 million, or 15%, during 2010 compared to 2009 due to the finalization in 2009 of the amortization of certain finite-lived intangible assets related to the acquisition of Recycle South, and the accelerated amortization methods used for intangible assets related to customer and scrap generator relationships.

        Impairment Charges.    After the purchase of additional fabrication assets in the fourth quarter of 2010, and evaluating the future use of existing fabrication facilities, we determined that the carrying value of certain fixed assets at our idled South Carolina fabrication facility exceeded their fair value as determined utilizing market and cost approaches. The resulting impairment charge of $12.8 million was recorded within the steel fabrication reporting segment.

        Interest Expense, net of Capitalized Interest.    During 2010, gross interest expense increased $14.9 million to $177.2 million and capitalized interest decreased $13.9 million to $7.0 million, when compared to 2009. The increase in gross interest expense for 2011 compared to 2010 is primarily a result of our issuance of $350.0 million of 7 5/8% senior notes due 2020, in March 2010. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. The decrease in capitalized interest in 2010 as compared to 2009 was due primarily to the completion of construction at our Mesabi Nugget facility during the fourth quarter of 2009.

        Other (Income) Expense, net.    Other income, was $18.9 million during 2010, as compared to $3.6 million during 2009. We earned interest income of $4.1 million during 2010 versus $1.4 million in 2009. During 2009, the company terminated an interest rate swap contract and recorded other expense of $1.3 million.

        Income Taxes.    During 2010, our income tax expense was $83.9 million, as compared to income tax benefit of $7.2 million during 2009. Our effective income tax rate before noncontrolling interests was 39.3% and 39.6%, during 2010 and 2009, respectively.

Liquidity and Capital Resources

        Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements, principal and interest payments related to our outstanding indebtedness, and dividends. We have met these liquidity requirements with cash provided by operations, issuances of common stock, long-term borrowings and state and local grants.

        Working Capital.    During 2011, our operational working capital position, representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt, increased $87.8 million to $1.3 billion compared to December 31, 2010. Trade receivables, of which over 98% were current or less than 60 days past due, increased $100.6 million, or 16%, during 2011 to $722.8 million. Our largest customer is an affiliated company, Heidtman Steel, which represented 5% of our outstanding trade receivables at December 31, 2011, and December 31, 2010. Trade receivables increased during 2011 due to increased sales from higher product prices and volumes in the fourth quarter of 2011 as compared to the fourth quarter of 2010, as days sales outstanding has remained consistent. Total inventories increased in 2011 by $85.5 million, or 8%, to $1.2 billion at December 31, 2011. Work-in-process and finished goods inventories increased $46.3 million, with steel volumes increasing by 42,000 tons. Our trade payables and general accruals increased $98.3 million, or 18%, during 2011. The increase in trade payables is a reflection of the increased production activities and commodity raw material pricing and purchasing prior to December 31, 2011, compared to that at December 31, 2010. The increase in general accruals is due primarily to the increase in accrued profit sharing and incentive compensation due to the increased profitability during 2011 when compared to 2010.

        Capital Investments.    During 2011, we invested $167.0 million in property, plant and equipment, of which $44.0 million was within our steel operations and $103.1 million related to our metals recycling and ferrous resource operations. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion and attains appropriate operational metrics. Our current estimated 2012 cash allocation plan includes the investment of between $225.0 and $250.0 million in capital expenditures in our existing and announced operations.

        Capital Resources and Long-term Debt.    During 2011, our total outstanding debt decreased $6.7 million to $2.4 billion. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interest, and total stockholders' equity, was 50.1% at December 31, 2011, as compared to 52.8% at December 31, 2010.

        In September 2011, the company entered into a new five-year senior secured revolving credit facility (Facility) which provides up to $1.1 billion of available borrowing in the form of a revolver, with the original option to increase that level by an additional $400.0 million, however after issuing a $275.0 million term loan in January 2012, the expansion amount is now $125.0 million. The revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility is guaranteed by certain of the company's subsidiaries; and is secured by substantially all of the company's and its wholly-owned subsidiaries' receivables and inventories, and by pledges of all shares of the company's wholly-owned subsidiaries' capital stock. On January 11, 2012, the company expanded the Facility by adding a $275.0 million term loan that matures on September 30, 2016 (Term Loan). Quarterly principal payments under the Term Loan are required to be made in amounts ranging from 1.25% to 3.75% of the original principal amount, with the unpaid principal balance of approximately $158.0 million due on the maturity date. The company used the proceeds of the Term Loan, together with cash on hand, to fund the January 2012 purchase of $279.7 million of the company's 7 3/8% Senior Notes due 2012. We executed the partial tender offer for our $700.0 million 7 3/8% senior notes due November 2012 in order to mitigate a portion of the refinancing risk later in the year. Nearly 40% of the holders offered their notes in the tender.

        The company's revolver must be the lesser of $1.1 billion less other applicable commitments such as letters of credit and other secured debt, as defined within the Facility or the sum of 85% of the company's eligible accounts receivable and 65% of the company's eligible inventories, less other applicable commitments. At December 31, 2011, the company had $1.1 billion of availability on the revolver, $16.5 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

        The Facility contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the revolver is dependent upon our continued compliance with the financial and other covenants.

        The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense. We must also maintain minimum liquidity through maturity or repayment of our 7 3/8% senior notes, due 2012. The minimum liquidity covenant required is determined by the sum of unrestricted cash and revolver availability as defined in the credit agreement, being at least $150.0 million plus the outstanding amount of the $700.0 million senior notes due 2012, which was $850 million at December 31, 2011, and $570.3 million after the January 2012 partial tender. In addition, a net debt (as defined in the credit agreement) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt to EBITDA ratio exceeds 3.50:1:00 at any time, our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At December 31, 2011, our interest coverage ratio and net debt leverage ratio were 4.92:1.00 and 2.36:1.00, respectively, and our minimum liquidity is almost $1.6 billion. We were therefore in compliance with these covenants at December 31, 2011, and we anticipate we will remain in compliance during 2012.

        Cash Dividends.    We declared cash dividends of $87.5 million, or $0.40 per common share ($0.10 per common share each quarter), during 2011 and $65.1 million, or $0.30 per common share ($0.075 per common share per quarter), during 2010. We paid cash dividends of $81.9 million and $65.0 million during 2011 and 2010, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indentures relating to our senior notes restrict the amount of cash dividends we can pay.

        Other.    Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flow, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that, based upon current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our senior secured credit facility through its term, which expires in September 2016, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements, and anticipated capital expenditures.

        During 2011, we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $5.2 million. Based on our current abatements and incentive credits, and utilizing our existing long-lived asset structure, we estimate the remaining annual benefit to our future operations to be approximately $4.1 million, $2.7 million, $2.2 million, $1.8 million, $680,000, $470,000, and $260,000 during the years 2012 through 2018, respectively.

Contractual Obligations and Other Long-Term Liabilities

        We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted accounting principles. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2011 (in thousands):

	Payments Due By Period
	Total	2012	2013 & 2014	2015 & 2016	2017 & After
Long-term debt (1)	$2,380,100	$444,078	$334,881	$1,226,882	$374,259
Estimated interest payments on debt (2)	612,898	151,474	240,913	128,124	92,387
Purchase obligations (3)	142,998	122,705	11,974	3,122	5,197
Construction commitments (4)	32,792	32,792	—	—	—
Lease commitments	41,366	11,874	15,507	8,479	5,506
Other commitments (5)	5,436	634	1,152	1,050	2,600

Total (6)	$3,215,590	$763,557	$604,427	$1,367,657	$479,949

(1)
The long-term debt payment information presented above assumes that our senior notes and convertible senior notes remain outstanding until maturity. It also takes into consideration the effects of the $279.7 million cash tender for a portion of the $700.0 million 7 3/8% senior notes and issuance of a $275.0 million term loan, in January 2012. Refer to Note 2 to the consolidated financial statements elsewhere in this report for additional information regarding these transactions, and our long-term debt.

(2)
The estimated interest payments shown above assume interest rates of 7 3/8% on our $700.0 million senior unsecured notes due November 2012; 2.0% (variable rate at issuance) on the $275.0 million term loan issued January 2012 maturing in September 2016; 5.125% on our $287.5 million convertible senior notes due June 2014; 6 3/4% on our $500.0 million senior unsecured notes due April 2015; 7 3/4% on our $500.0 million senior unsecured notes due April 2016; 7 5/8% on our $350.0 million senior unsecured notes due March 2020; 0.35% commitment fee on our available senior secured revolver; and an average of 5.2% on our other debt of $42.6 million.

(3)
Purchase obligations include commitments we have for the purchase of electricity, fuel, iron concentrate, natural gas and its transportation, and zinc. These arrangements have "take or pay" or other similar commitment provisions. We have utilized such "take or pay" requirements during the past three years under these contracts.

(4)
Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2011.

(5)
Other commitments principally relate to certain pension and deferred compensation plan obligations.

(6)
We expect to make cash outlays in the future related to our unrecognized tax benefits; however, due to the uncertainty of the timing, we are unable to make reasonably reliable estimates regarding the period of cash settlement with the respective taxing authorities. Accordingly, unrecognized tax benefits and related interest and penalties of $80.7 million as of December 31, 2011, have been excluded from the contractual obligations table above. Refer to Note 3 to the consolidated financial statements elsewhere in this report for additional information.

Other Matters

Inflation

        We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

        We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2011, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $35.2 million and capital expenditures related to environmental compliance of approximately $1.1 million. Over 87% of the costs incurred during 2011 for monitoring and compliance were related to the normal transportation of certain types of waste produced in the steelmaking process in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $230,000 at all of our facilities during 2011. We have an accrual of $2.0 million (net of $1.5 million of escrowed funds) recorded for environmental remediation related to our metals recycling operations and $2.9 million related to Mesabi Nugget and Mesabi Mining. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years, and we may become subject to more stringent environmental laws and regulations in the future, such as the impact of United States government or various governmental agencies introducing regulatory changes in response to the potential of climate change.

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

        Revenue Recognition and Allowance for Doubtful Accounts.    Except for our steel fabrication operations segment, we recognize revenues from sales and the allowance for estimated returns from these sales when the title of the product transfers upon shipment. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. Our steel fabrication operations segment recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to date as a percentage of estimated total steel tons required by each contract. Steel fabrication operations accounted for 3%, 3%, and 4% of our net sales in 2011, 2010, and 2009, respectively.

        We are exposed to credit risk in the event of nonpayment by our customers, which in steel operations are principally intermediate steel processors and service centers that sell our products to numerous industry sectors, including the automotive, agriculture, construction, commercial, transportation and industrial machinery markets. Our metals recycling operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based on known credit risks, historical loss experience and current economic conditions affecting our customers. We mitigate our exposure to credit risk by performing ongoing credit evaluations and taking further action when necessary, such as requiring letters of credit or other security interests to support the receivable from our customer. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowance may be required.

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

        After the purchase of additional fabrication assets in the fourth quarter of 2010 and determining the future use of existing fabrication facilities, the company determined that the carrying value of certain fixed assets at its idled South Carolina fabrication facility exceeded their fair value as determined utilizing market and cost approaches. The resulting impairment charge of $12.8 million was recorded within the steel fabrications reporting segment in 2010.

  Goodwill and Other Indefinite-Lived Intangible Assets.

        Our goodwill relates to various business combinations, and is allocated to the following reporting units at December 31(in thousands):

	2011	2010
OmniSource—Metals Recycling/Ferrous Resources Segment	$571,317	$577,926
The Techs—Steel Segment	142,783	142,783
Roanoke Bar Division—Steel Segment	29,041	29,041
New Millennium Building Systems—Steel Fabrication Segment	1,925	1,925

	$745,066	$751,675

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

        Our other indefinite-lived intangible assets relate to trademarks acquired through various business combinations and is allocated to the following reporting units at December 31, 2011 and 2010 (in thousands):

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

        Our fourth quarter 2011 annual goodwill and indefinite-lived intangible asset impairment analyses did not result in any impairment charges. Management does not believe that it is reasonably likely that our reporting units will fail step one of a goodwill impairment test in the near term. The OmniSource reporting unit's fair value exceeded its carrying value by more than 10%, however our analysis contemplates performance improvements similar to historical levels. The discount rate used in the analysis is a critical assumption, one in which a minor change can have a significant impact on the estimated fair value. A 100 basis point increase in the discount rate used in the OmniSource analysis would not result in an impairment charge for the reporting unit. We will continue to monitor operating results within all reporting units throughout the upcoming year in an effort to determine if events and circumstances warrant further interim impairment testing. Otherwise, all reporting units will again be subject to the required annual impairment test during the fourth quarter of 2012. Changes in judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill and indefinite-lived intangible assets.

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

        The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2011, taking into consideration the effects of the $279.7 million cash tender for a portion of the $700.0 million 7 3/8% senior notes and issuance of a $275.0 million term loan, both in January 2012, (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
	Principal	Average Rate	Principal	Average Rate
Expected maturity date:
2012	$429,325	7.4%	$14,753	2.1%
2013	2,017	4.3	14,753	2.1
2014	289,608	5.1	28,503	2.0
2015	502,168	6.7	42,253	2.0
2016	502,214	7.7	180,247	2.0
Thereafter	374,259	7.5	—

Total	$2,099,591	7.0%	$280,509	2.0%

Fair value	$2,199,955		$280,509

Commodity Risk

        In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of our products and to the purchase of raw materials used in our operations, such as metallic raw materials, electricity, natural gas, iron concentrate, fuel, and zinc. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.

        Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, natural gas and its transportation, fuel, and zinc. Certain of these commitments contain provisions which require us to "take or pay" for specified quantities without regard to actual usage for periods of up to 24 months for physical commodity requirements and for up to 9 years for commodity transportation requirements. Our commitments for these arrangements with

"take or pay" or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2012	$122,705
2013	10,237
2014	1,737
2015	1,561
2016	1,561
Thereafter	5,197

$142,998

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

        In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At December 31, 2011, we had a cumulative unrealized loss associated with these financial contracts of $1.2 million, substantially all of which have a settlement date in 2012. We believe the customer contracts associated with the financial contracts will be fully consummated.

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

        Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework on which such evaluation was based upon is contained in the report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011, the end of the period covered by this report.

/s/ MARK D. MILLETT Chief Executive Officer	/s/ THERESA E. WAGLER Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Dynamics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011 of Steel Dynamics, Inc. and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Indianapolis, Indiana February 27, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Indianapolis, Indiana February 27, 2012

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
Assets
Current assets
Cash and equivalents	$390,761	$186,513
Investments in short-term commercial paper	84,830	—
Accounts receivable, net of related allowances of $18,303 and $19,936 as of December 31, 2011 and 2010, respectively	679,898	584,068
Accounts receivable-related parties	42,893	38,121
Inventories	1,199,584	1,114,063
Deferred income taxes	25,341	20,684
Income taxes receivable	16,722	37,311
Other current assets	15,229	19,243

Total current assets	2,455,258	2,000,003
Property, plant and equipment, net	2,193,745	2,213,333
Restricted cash	26,528	23,132
Intangible assets, net of accumulated amortization of $181,227 and $142,880 as of December 31, 2011 and 2010, respectively	450,893	489,240
Goodwill	745,066	751,675
Other assets	107,736	112,551

Total assets	$5,979,226	$5,589,934

Liabilities and Equity
Current liabilities
Accounts payable	$414,240	$335,031
Accounts payable-related parties	6,584	13,570
Income taxes payable	10,880	5,227
Accrued payroll and benefits	68,752	62,051
Accrued profit sharing	38,671	23,524
Accrued interest	36,265	35,416
Accrued expenses	80,947	77,574
Current maturities of long-term debt	444,078	8,924

Total current liabilities	1,100,417	561,317
Long-term debt
7 3/8% senior notes, due 2012	261,250	700,000
5.125% convertible senior notes, due 2014	287,500	287,500
6 3/4% senior notes, due 2015	500,000	500,000
7 3/4% senior notes, due 2016	500,000	500,000
7 5/8% senior notes, due 2020	350,000	350,000
Other long-term debt	37,272	40,397

Total long-term debt	1,936,022	2,377,897
Deferred income taxes	489,915	457,432
Other liabilities	82,278	62,159
Commitments and contingencies
Redeemable noncontrolling interests	70,694	54,294
Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 255,052,811 and 254,002,799 shares issued; and 218,873,720 and 217,574,826 shares outstanding, as of December 31, 2011 and 2010, respectively	636	633
Treasury stock, at cost; 36,179,091 and 36,427,973 shares, as of December 31, 2011, and 2010, respectively	(722,653)	(727,624)
Additional paid-in capital	1,026,157	998,728
Retained earnings	2,011,801	1,821,133

Total Steel Dynamics, Inc. equity	2,315,941	2,092,870
Noncontrolling interests	(16,041)	(16,035)

Total equity	2,299,900	2,076,835

Total liabilities and equity	$5,979,226	$5,589,934

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net sales
Unrelated parties	$7,718,714	$6,060,933	$3,810,378
Related parties	278,786	239,954	148,428

Total net sales	7,997,500	6,300,887	3,958,806
Costs of goods sold	7,065,982	5,625,221	3,559,730

Gross profit	931,518	675,666	399,076
Selling, general and administrative expenses	263,595	227,046	223,013
Profit sharing	43,149	25,476	2,980
Amortization of intangible assets	39,954	45,586	53,552
Impairment charges	—	12,805	—

Operating income	584,820	364,753	119,531
Interest expense, net of capitalized interest	176,977	170,229	141,360
Other income, net	(16,476)	(18,935)	(3,592)

Income (loss) before income taxes	424,319	213,459	(18,237)
Income taxes (benefit)	158,627	83,860	(7,218)

Net income (loss)	265,692	129,599	(11,019)
Net loss attributable to noncontrolling interests	12,428	11,110	2,835

Net income (loss) attributable to Steel Dynamics, Inc.	$278,120	$140,709	$(8,184)

Basic earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders	$1.27	$.65	$(.04)

Weighted average common shares outstanding	218,471	216,760	200,704

Diluted earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$1.22	$.64	$(.04)

Weighted average common shares and share equivalents outstanding	235,992	234,717	200,704

Dividends declared per share	$.400	$.300	$.325

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Shares					Other Accumulated Comprehensive Income (Loss)
			Common Stock	Additional Paid-In Capital	Retained Earnings		Noncontrolling Interests	Treasury Stock
	Common	Treasury							Total
Balances at January 1, 2009	181,820	36,913	$545	$541,686	$1,820,385	$(1,411)	$8,427	$(737,319)	$1,632,313
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	33,857	—	84	420,846	—	—	—	—	420,930
Dividends declared	—	—	—	—	(66,690)	—	—	—	(66,690)
Contributions from noncontrolling investors	—	—	—	—	—	—	5,000	—	5,000
Change in noncontrolling investment	—	—	—	—	—	—	2,366	—	2,366
Tax adjustment to noncontrolling interests	—	—	—	—	—	—	2,039	—	2,039
Equity-based compensation	323	(323)	—	10,453	—	—	—	6,462	16,915
Comprehensive loss:
Net loss	—	—	—	—	(8,184)	—	(2,835)	—	(11,019)
Reversal of unrealized loss on interest rate swap, net of tax of $883	—	—	—	—	—	1,411	—	—	1,411

Total comprehensive loss									(9,608)

Balances at December 31, 2009	216,000	36,590	629	972,985	1,745,511	—	14,997	(730,857)	2,003,265
Proceeds from exercise of stock options, including related tax effect	1,413	—	4	14,010	—	—	—	—	14,014
Dividends declared	—	—	—	—	(65,087)	—	—	—	(65,087)
Contributions from noncontrolling investors	—	—	—	—	—	—	5,348	—	5,348
Transfer to redeemable noncontrolling interest	—	—	—	—	—	—	(23,800)	—	(23,800)
Tax adjustment to noncontrolling interests	—	—	—	—	—	—	(1,470)	—	(1,470)
Equity-based compensation	162	(162)	—	11,733	—	—	—	3,233	14,966
Comprehensive income and net income (loss)	—	—	—	—	140,709	—	(11,110)	—	129,599

Balances at December 31, 2010	217,575	36,428	633	998,728	1,821,133	—	(16,035)	(727,624)	2,076,835
Proceeds from exercise of stock options, including related tax effect	1,050	—	3	13,393	—	—	—	—	13,396
Dividends declared	—	—	—	—	(87,452)	—	—	—	(87,452)
Contributions from noncontrolling investors	—	—	—	—	—	—	12,989	—	12,989
Distributions to noncontrolling investor	—	—	—	—	—	—	(567)	—	(567)
Equity-based compensation	249	(249)		14,036	—	—	—	4,971	19,007
Comprehensive income and net income (loss)	—	—	—	—	278,120	—	(12,428)	—	265,692

Balances at December 31, 2011	218,874	36,179	$636	$1,026,157	$2,011,801	$—	$(16,041)	$(722,653)	$2,299,900

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$265,692	$129,599	$(11,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	222,607	224,698	221,426
Impairment charges	—	12,805	—
Equity-based compensation	17,283	14,688	17,589
Deferred income taxes	34,436	46,097	92,596
(Gain) loss on disposal of property, plant and equipment	(3,925)	1,215	839
Changes in certain assets and liabilities:
Accounts receivable	(100,602)	(196,556)	72,159
Inventories	(85,523)	(261,110)	175,183
Other assets	5,683	(15,335)	4,076
Accounts payable	56,551	71,169	(8,860)
Income taxes receivable/payable	26,242	99,276	1,611
Accrued expenses	47,911	42,761	(120,044)

Net cash provided by operating activities	486,355	169,307	445,556
Investing activities:
Purchases of property, plant and equipment	(167,007)	(133,394)	(330,052)
Investments in short-term commercial paper	(84,830)	—	—
Investment in direct financing lease	—	—	(27,967)
Other investing activities	16,000	(15,684)	(15,926)

Net cash used in investing activities	(235,837)	(149,078)	(373,945)
Financing activities:
Issuance of current and long-term debt	10,103	556,553	1,268,435
Repayments of current and long-term debt	(7,740)	(346,963)	(1,690,557)
Issuance of common stock (net of expenses) and proceeds from exercise of stock options, including related tax effect	13,396	14,014	420,930
Contributions from noncontrolling investors	27,389	5,348	5,000
Distributions to noncontrolling investor	(567)	—	—
Dividends paid	(81,882)	(64,969)	(68,672)
Debt issuance costs	(6,969)	(6,707)	(13,972)

Net cash provided by (used in) financing activities	(46,270)	157,276	(78,836)

Increase (decrease) in cash and equivalents	204,248	177,505	(7,225)
Cash and equivalents at beginning of year	186,513	9,008	16,233

Cash and equivalents at end of year	$390,761	$186,513	$9,008

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

        Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. The company has three reporting segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations. Approximately 11% of the company's workforce is represented by collective bargaining agreements, and two of these agreements effecting 72 employees at two locations expire during 2012.

Steel Operations

        Steel operations include the company's Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. Steel operations accounted for 61%, 61%, and 63% of the company's consolidated net sales during 2011, 2010, and 2009, respectively. The Flat Roll Division accounted for 27%, 28%, and 28% of the company's consolidated net sales during 2011, 2010, and 2009, respectively.

        The Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, and painted products. The Structural and Rail Division sells structural steel beams, pilings and a variety of rail for the railroad industry. The Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. The Roanoke Bar Division sells billets and merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections. The Techs operates three galvanizing lines specializing in the galvanizing of specific types of flat rolled steels in non-automotive applications. The company's steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets.

Metals Recycling and Ferrous Resources Operations

        Metals recycling and ferrous resources operations include OmniSource Corporation (OmniSource), the company's metals recycling, steel scrap procurement, and processing locations, and our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility; and our Minnesota iron operations, an iron nugget production facility and planned operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our planned future iron mining operations which is currently in the permitting process, Mesabi Mining; and, our planned iron tailings operation, Mining Resources (owned 80% by us.) The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Throughout 2010 and 2011, we have refined this pioneering production process and changed equipment configurations to increase production and plant availability. The facility's anticipated annual production capacity is 500,000 metric tons. In 2011 and 2010, Mesabi Nugget produced 156,000 and 75,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. We are currently constructing the iron tailings operation, which is expected to start up in the third quarter of 2012. This operation, which involves the extraction

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

of iron tailings from previously developed stockpiles or water-filled tailings basins, is planned to provide iron ore tailings to be concentrated for use by Mesabi Nugget as a low-cost iron concentrate to the nugget production process. Metals recycling ferrous resources operations accounted for 35%, 35%, and 31% of the company's consolidated net sales during 2011, 2010, and 2009, respectively.

        Three years subsequent to Mesabi Nugget achieving certain performance measures (which as of December 31, 2011, had not been met), the noncontrolling investor may elect to require the company to purchase at par value all (but not less than all) of the units it owns at the time of such election. At any time after that same date, the company may elect to purchase at par value all of the units owned by the noncontrolling investor. The $65.7 million and $54.3 million par value owned by the noncontrolling investor at December 31, 2011 and 2010, respectively, has been reported as redeemable noncontrolling interest in the consolidated balance sheets.

        On the fifth anniversary of the effective date of the formation of Mining Resources, the noncontrolling investor has a non-transferable, non-assignable right to require the company to purchase at fair value all (but not less than all) of the units it owns at that time. The $5.0 million value owned by the noncontrolling investor at December 31, 2011, has been reported as redeemable noncontrolling interest in the consolidated balance sheet.

Steel Fabrication Operations

        Steel fabrication operations include the company's six New Millennium Building System's joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 3%, 3%, and 4% of the company's consolidated net sales during 2011, 2010, and 2009, respectively.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Revenue Recognition and Allowances for Doubtful Accounts

        Except for the steel fabrication operations segment, the company recognizes revenues from sales and the estimated allowance for returns from these sales at the time the title of the product transfers upon shipment. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. If the historical data used in the estimates does not reflect future returns and claims trends, additional provision may be necessary. The company's steel fabrication operations segment recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to-date as a percentage of estimated total steel tons required by each contract. The allowance for doubtful accounts is based on the company's best estimate of probable credit losses, along with historical experience.

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

Inventories

        Inventories are stated at lower of cost or market. Cost is determined principally on a first-in, first-out, basis. Inventory consisted of the following at December 31 (in thousands):

	2011	2010
Raw materials	$609,150	$589,859
Supplies	251,716	231,816
Work in progress	106,609	94,346
Finished goods	232,109	198,042

	$1,199,584	$1,114,063

Investments

        The company has investments in certain joint ventures and closely-held companies in which ownership varies between 49% and 50%. For these investments where the company does not have effective control, the company accounts for the investment on the equity basis. Investments in companies in which the company does not exercise control and its ownership is less than 20% are carried at cost. These investments are reflected in other long-term assets on the company's balance sheet in an amount of $24.9 million and $27.1 million at December 31, 2011 and 2010, respectively.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress amounts, or at fair market value for those purchased through acquisitions, and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 3 to 15 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Repairs and maintenance are expensed as

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

incurred. Depreciation is provided utilizing the straight-line depreciation methodology or the units-of-production depreciation methodology, based on units produced, subject to a minimum and maximum level. Depreciation expense was $176.5 million, $171.7 million, and $158.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

        The company's property, plant and equipment at December 31 consisted of the following (in thousands):

	2011	2010
Land and improvements	$271,208	$257,756
Buildings and improvements	496,976	480,434
Plant, machinery and equipment	2,656,358	2,571,850
Construction in progress	127,019	96,586

	3,551,561	3,406,626
Less accumulated depreciation	1,357,816	1,193,293

Property, plant and equipment, net	$2,193,745	$2,213,333

Intangible Assets

        The company's intangible assets, at December 31, consisted of the following (in thousands):

	2011	2010	Useful Life	Weighted Average Amortization Period
Customer and scrap generator relationships	$408,400	$408,400	10 to 25 years	20 years
Trademarks	189,800	189,800	Indefinite	—
Trademarks	19,700	19,700	4 to 12 years	12 years
Other	14,220	14,220	3 months to 6 years	5 years

	632,120	632,120		19 years
Less accumulated amortization	181,227	142,880

	$450,893	$489,240

        The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the amounts are anticipated to be consumed. Finite-lived trademarks are amortized using a straight line methodology. Amortization of intangible assets was $38.3 million, $44.3 million, and $52.4 million for the years ended

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

December 31, 2011, 2010, and 2009, respectively. Estimated amortization expense, related to amortizable intangibles, for the years ending December 31 is as follows (in thousands):

2012	$34,258
2013	30,476
2014	26,090
2015	23,390
2016	20,902
Thereafter	125,977

Total	$261,093

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

        After the purchase of additional fabrication assets in the fourth quarter of 2010 and determining the future use of existing fabrication facilities, the company determined that the carrying value of certain fixed assets at its idled South Carolina fabrication facility exceeded their fair value as determined utilizing market and cost approaches. The resulting impairment charge of $12.8 million was recorded within the steel fabrication reporting segment in 2010.

Goodwill

        The company's goodwill is allocated to the following reporting units at December 31, (in thousands):

	2011	2010
OmniSource—Metals Recycling/Ferrous Resources Segment	$571,317	$577,926
The Techs—Steel Segment	142,783	142,783
Roanoke Bar Division—Steel Segment	29,041	29,041
New Millennium Building Systems—Steel Fabrication Segment	1,925	1,925

	$745,066	$751,675

        OmniSource goodwill decreased $6.6 million from December 31, 2010 to December 31, 2011 in recognition of the 2011 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

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

Equity-Based Compensation

        The company has several stock-based employee compensation plans which are more fully described in Note 5. Compensation expense for stock options is recorded over the vesting period using the fair value on the grant date, as calculated using the Black-Scholes model. Compensation expense for stock-based employee compensation plans, including stock options, was $14.8 million, $12.5 million, and $13.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Income Taxes

        The company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Earnings (Loss) Per Share

        Basic earnings (loss) per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company's basic earnings per share. Common share equivalents represent potentially dilutive stock options and dilutive shares related to the company's convertible subordinated debt and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 4.0 million shares, 3.1 million shares, and 2.1 million

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

shares were anti-dilutive at December 31, 2011, 2010 and 2009, respectively. Due to the company's net loss for the year ended December 31, 2009, the computation of diluted net loss per share did not include the after-tax equivalent of interest of $5.0 million for the company's 5.125% senior convertible notes, due 2014 and the related weighted average equivalent of 8.4 million shares.

        The following table presents a reconciliation of the numerators and the denominators of the company's basic and diluted earnings (losses) per share computations for the years ended December 31 (in thousands, except per share data):

	2011			2010
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$278,120	218,471	$1.27	$140,709	216,760	$.65
Dilutive stock options	—	1,139		—	1,575
5.125% convertible senior notes	9,432	16,382		9,508	16,382

Diluted earnings per share	$287,552	235,992	$1.22	$150,217	234,717	$.64

	2009
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share	$(8,184)	200,704	$(.04)
Dilutive stock options	—	—
4.0% convertible subordinated notes	—	—

Diluted loss per share	$(8,184)	200,704	$(.04)

Concentration of Credit Risk

        Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments, short-term commercial paper, and accounts receivable. The company places its temporary cash and short-term commercial paper investments with high credit quality financial institutions and companies, and limits the amount of credit exposure from any one entity. The company is exposed to credit risk in the event of nonpayment by customers. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. Management's estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company's customers. Customer accounts receivable are charged off when all collection efforts have been exhausted and the amounts are deemed uncollectible. Heidtman Steel Products (Heidtman), a related party, accounted for 5% of the company's net accounts receivable at December 31, 2011 and 2010.

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

        In the normal course of business, the company may have involvement with derivative financial instruments related to managing fluctuations in interest rates, foreign exchange rates, and forward contracts in various commodities. The company periodically employs interest rate swap and forward-rate agreements, and foreign currency exchange contracts as necessary. At the time of acquiring financial instruments, the company designates and assigns these instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument. The company routinely enters into forward contracts in various commodities, primarily nonferrous metals in our Metals Recycling and Ferrous Resources operations, to reduce exposure to commodity related price fluctuations. These forward contracts do not meet hedging criteria and accordingly, the company recognizes the change in fair value related to these forward contracts in costs of goods sold. The company does not enter into derivative financial instruments for speculative purposes.

Note 2. Long-Term Debt

        The company's borrowings consisted of the following at December 31 (in thousands):

	2011	2010
7 3/8% senior notes, due 2012	$700,000	$700,000
5.125% convertible senior notes, due 2014	287,500	287,500
6 3/4% senior notes, due 2015	500,000	500,000
7 3/4% senior notes, due 2016	500,000	500,000
7 5/8% senior notes, due 2020	350,000	350,000
Other secured obligations	42,600	49,321

Total debt	2,380,100	2,386,821
Less current maturities	444,078	8,924

Long-term debt	$1,936,022	$2,377,897

Senior Secured Credit Facility, due 2016

        On September 29, 2011, the company amended, restated and expanded its existing senior secured credit facility (Facility) from the prior $924.0 million level to a renewed $1.1 billion revolver due September 2016 (Revolver). Subject to certain conditions, the company has the opportunity to increase the Revolver size by an additional $125.0 million. The Revolver is available to fund working capital,

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

capital expenditures, and other general corporate purposes. The Facility is guaranteed by certain of the company's subsidiaries; and is secured by substantially all of the company's and its wholly-owned subsidiaries' receivables and inventories, and by pledges of all shares of the company's wholly-owned subsidiaries' capital stock. On January 11, 2012, the company expanded the Facility by adding a $275.0 million term loan that matures on September 30, 2016 (Term Loan). Quarterly principal payments under the Term Loan are required to be made in amounts ranging from 1.25% to 3.75% of the original principal amount, with the unpaid principal balance of approximately $158 million due on the maturity date. Interest, based on the Facility's pricing grid (2.0% at January 11, 2012) is payable quarterly. The Company used the net proceeds of the Term Loan, together with cash on hand, to fund the January 2012 purchase of $279.7 million of the company's 7 3/8% Senior Notes due 2012.

        The Facility pricing grid is adjusted quarterly and is based on company's leverage of total debt to last-twelve-month's (LTM) adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions, as defined in the credit agreement). The minimum pricing is LIBOR plus 1.00% or Prime, and the maximum pricing is LIBOR plus 2.00% or Prime plus 1.00%. In addition the company is subject to an unused commitment fee of between 0.25% and 0.45% (based on leverage of total debt to LTM adjusted EBITDA) which is applied to the unused portion of the $1.1 billion revolver each quarter.

        The Facility contains financial covenants and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. The Facility also contains a borrowing base requirement regarding the maximum availability of the Revolver. The company's Revolver must be the lesser of:

  I.
  $1.1 billion less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement, or;

  II.
  The sum of 85% of the company's eligible accounts receivable and 65% of the company's eligible inventories, less other applicable commitments, such as letters of credit and other secured debt, as defined within the credit agreement.

        At December 31, 2011, the company had $1.1 billion of availability on the Revolver, $16.5 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

        The Facility's financial covenants are as follows:

  I.
  Minimum Liquidity—Liquidity is defined as unrestricted cash and Revolver availability, each as defined in the credit agreement. The company must maintain minimum liquidity of $150.0 million plus any outstanding amount of the $700.0 million senior notes due 2012, which requirement was $850 million at December 31, 2011. At December 31, 2011, the company's liquidity was almost $1.6 billion.

  II.
  Interest Coverage—Interest coverage is defined as the ratio of the company's consolidated LTM adjusted EBITDA to the company's consolidated LTM gross interest expense. The

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

    company must maintain an interest coverage ratio of not less than 2.50 to 1.00. At December 31, 2011, the company's interest coverage ratio was 4.92 to 1.00.

  III.
  Net Debt Leverage—Net debt leverage is defined as the ratio of the company's consolidated net debt, as defined within the credit agreement, to consolidated LTM adjusted EBITDA. The company must maintain a net debt leverage ratio of less than 5.00 to 1.00. In addition, if the total debt to consolidated LTM adjusted EBITDA ratio exceeds 3.50 to 1.00 at any time, then the ability of the company to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), could be limited. At December 31, 2011, the company's net debt leverage ratio was 2.36 to 1.00.

        The company was in compliance with its financial covenants at December 31, 2011 and anticipates remaining in compliance during the next twelve months.

7 3/8% Senior Notes, due 2012

        The $700.0 million of 7 3/8% senior notes mature in November 2012, and pay interest semi-annually on May 1 and November 1 of each year and are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness. In January 2012, the company repaid $279.7 million aggregate principal amount of its 7 3/8% senior notes due 2012, pursuant to the company's previously announced cash tender offer for up to $350.0 million of the $700.0 million aggregate principal amount of the senior notes. The company used the proceeds from the January 2012 $275.0 million Term Loan discussed above, along with available cash to fund the tender offer. As a result of the tender, the company recorded expenses in January 2012 of approximately $13.9 million related to the tender premium, unamortized financing fee write-offs, and tender expenses.

5.125% Convertible Senior Notes, due 2014

        In June 2009, the company issued $287.5 million of 5.125% convertible senior notes due June 2014. The net proceeds from these notes, along with the issuance of common stock was approximately $678.8 million and was used to prepay the term A loan on the senior secured credit facility as well as to repay a portion of the company's revolving credit facility then outstanding.

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

6 3/4% Senior Notes, due 2015

        The $500.0 million of 6 3/4% senior notes mature in 2015, and pay interest semiannually on April 1 and October 1 of each year. The 6 3/4% senior notes contain provisions that allow the company to redeem the notes any time on or after April 1, 2011 at a redemption price of 103.375%, on or after April 1, 2012 at a redemption price of 101.688%, and on or after April 1, 2013 at 100.000%. The 6 3/4% Notes are in equal right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

7 3/4% Senior Notes, due 2016

        The $500.0 million of 7 3/4% senior notes mature in 2016, and pay interest semi-annually on April 15 and October 15 of each year. The company may redeem the 7 3/4% senior notes at any time after April 15, 2012 at a redemption price of 103.875%, on or after April 15, 2013 at a redemption price of 101.938%, and on or after April 15, 2014 at a redemption price of 100.000%. The 7 3/4% senior notes are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

7 5/8% Senior Notes, due 2020

        In March 2010, the company issued $350.0 million of 7 5/8% senior notes due 2020. The net proceeds from the 7 5/8% senior notes were used to repay the then outstanding amounts under the company's senior secured revolving credit facility and for general corporate purposes.

        The 7 5/8% senior notes mature in 2020, and pay interest semi-annually on March 15 and September 15 of each year. Prior to March 15, 2013, the company may redeem up to 35% of the principal amount of the 7 5/8% senior notes with the net cash proceeds of one or more sales of its common stock at a redemption price of 107.625%. In addition, the company may redeem the 7 5/8% senior notes at any time after March 15, 2015 at a redemption price of 103.813%, on or after March 15, 2016 at a redemption price of 102.542%, on or after March 15, 2017 at a redemption price of 101.271%, and on or after March 15, 2018 at a redemption price of 100.000%. The 7 5/8% senior notes are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

Other Secured Obligations

        State and Local Government Municipal Bond Issues.    In November 1998, the company received $10.0 million from Whitley County, Indiana, representing proceeds from solid waste and sewage disposal revenue bonds to be used to finance certain solid waste and sewage disposal facilities. Interest at 7.3% was payable semi-annually and principal payments were due through final maturity in 2018. The company repaid the outstanding principal balance of $7.1 million during 2011.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

        Electric Utility Development Loans.    In April 2002, the company received $9.8 million from the Northeastern Rural Electric Membership Corporation (REMC) and Wabash Valley Power Association, Inc. to finance the company's portion of the cost to construct a transmission line and certain related facilities at the Structural and Rail Division. The loan bears interest at 8.1%, with monthly principal and interest payments required through maturity in 2022. The company established an unused $4.0 million stand-by letter of credit for the REMC agreement. The outstanding principal balance on the transmission facility loan was $6.9 million and $7.3 million as of December 31, 2011 and 2010, respectively.

        Mesabi Nugget Loan Participation.    Pursuant to the construction and financing of the Mesabi Nugget iron-nugget project, the company entered into financing arrangements with Mesabi Nugget. The amended agreements provided Mesabi Nugget with an $85.0 million revolving credit facility and $240 million in a term facility. Under these agreements, the company is the lender (with first lien security rights on substantially all of Mesabi Nugget's assets) and Mesabi Nugget is the borrower. Under one of the term agreements the company sold and assigned to Kobe a participation interest, for which Kobe provided $25.0 million in 2009 and an additional $10 million in 2010, which was also included in the company's consolidated other long term debt at December 31, 2010. Effective December 31, 2010, the company converted $130.0 million (81% of the total conversion amount) of term notes into equity of Mesabi Nugget, and Kobe converted $30.5 million (19% of the total conversion amount) of its $35.0 million loan participation into equity of Mesabi Nugget. The remaining portion of the outstanding loan balances between the company and Mesabi Nugget are eliminated through consolidation. The remaining $4.5 million (less current portion of $901,000) of Kobe loan participation is included in the company's consolidated other long term debt at December 31, 2011. The weighted average interest rate on this debt at December 31, 2011 was 2.8%.

        Minnesota Economic Development State Loans.    During 2009 and 2010, Mesabi Nugget received $26.5 million from various Minnesota state agencies for the construction and ultimate operation of the company's Mesabi Nugget project. Monthly principal and interest payments begin in August 2012. The 3.5% interest rate at December 31, 2011 is expected to remain through February 2017, and then change to 5.0% through maturity in 2027. Amounts due under these loans were $26.5 million at December 31, 2011 and 2010.

Outstanding Debt Maturities

        Maturities of outstanding debt as of December 31, 2011; considering the January 2012 issuance of a $275.0 million Term Loan and payment of $279.7 million of the $700.0 million of 7 3/8% senior notes due in November 2012, are as follows (in thousands):

2012	$444,078
2013	16,770
2014	318,111
2015	544,421
2016	682,461
Thereafter	374,259

$2,380,100

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

        The company capitalizes interest on all appropriate construction-in-progress assets. For the years ended December 31, 2011, 2010 and 2009, total interest costs incurred were $178.7 million, $177.2 million, and $162.3 million, respectively, of which $1.7 million, $7.0 million and $20.9 million, respectively, were capitalized. Cash paid for interest was $171.8 million, $162.4 million, and $156.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 3. Income Taxes

        The company files a consolidated federal income tax return. Net cash paid for taxes was $75.9 million for the year ended December 31, 2011, and net cash received for taxes was $66.3 million and $59.4 million for the years ended December 31, 2010 and 2009, respectively. The current and deferred federal and state income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

	2011	2010	2009
Current income tax expense (benefit)	$128,209	$39,554	$(96,140)
Deferred income tax expense	30,418	44,306	88,922

Total income tax expense (benefit)	$158,627	$83,860	$(7,218)

        A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	3.2	1.9
Other permanent differences	(1.1)	1.1	2.7

Effective tax rate	37.4%	39.3%	39.6%

        Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2011	2010
Deferred tax assets
Capitalized start-up costs	$29,182	$29,728
Assets capitalized for tax, expensed for books	32,711	28,017
Accrued expenses	31,824	26,122

Total deferred tax assets	93,717	83,867

Deferred tax liabilities
Property, plant and equipment	(471,847)	(448,557)
Intangible assets	(79,778)	(69,455)
Other	(6,666)	(2,603)

Total deferred tax liabilities	(558,291)	(520,615)

Net deferred tax liability	$(464,574)	$(436,748)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Balance at January 1	$49,396	$49,587	$47,875
Increases related to current year tax positions	2,046	300	780
Increases related to prior year tax positions	13,785	1,361	5,099
Decreases related to prior year tax positions	(196)	(496)	(3,766)
Lapses in statutes of limitations	—	(1,128)	(401)
Settlements with taxing authorities	(476)	(228)	—

Balance at December 31	$64,555	$49,396	$49,587

        Included in the balance of unrecognized tax benefits at December 31, 2011 are potential benefits of $24.6 million that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2011, the company recognized interest expense of $3.1 million, net of tax, and penalties of $35,000. In addition to the unrecognized tax benefits in the table above, the company had $16.1 million accrued for the payment of interest and penalties at December 31, 2011.

        The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) is currently examining the company's federal income tax returns for the years 2004 through 2009. At this time the company does not believe there will be any significant examination adjustments that would result in a material change to the company's financial position or results of operations. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of these state and federal income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $2.3 million by the end of 2012. With few exceptions, including those discussed above, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2008.

Note 4. Shareholders' Equity

Common Stock Issuance

        In June 2009 the company completed a public offering of 31,050,000 shares of its common stock at a public offering price of $13.50 per share. Net proceeds of the offering along with the concurrent issuance of the company's 5.125% convertible senior notes due 2014 was approximately $678.8 million, after deducting underwriting discounts, commissions and other offering expenses. The net proceeds from this offering were used to repay the company's then outstanding Term A loan of $552.0 million and for general corporate purposes, including the repayment of then outstanding borrowings on the company's senior secured revolver.

Cash Dividends

        The company declared cash dividends of $87.5 million, or $.400 per common share, during 2011; $65.1 million, or $.300 per common share, during 2010; and $66.7 million, or $.325 per common share,

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Shareholders' Equity (Continued)

during 2009. The company paid cash dividends of $81.9 million, $65.0 million and $68.7 million during 2011, 2010 and 2009, respectively.

Treasury Stock

        The company's board of directors has authorized the company to repurchase shares of the company's common stock through open market trades. The company did not repurchase any shares during 2011, 2010 or 2009. As of December 31, 2011, the company had remaining authorization to repurchase approximately 3.6 million additional shares. The repurchase program does not have an expiration date.

Note 5. Equity-based Incentive Plans

2006 Equity Incentive Plan (2006 Plan)

        The company's stockholders approved the 2006 Plan at the company's annual meeting of stockholders held May 18, 2006. The company reserved 16.0 million shares of common stock for issuance upon exercise of options or other equity grants under the 2006 Plan. At December 31, 2011, there were 1.0 million shares still available for issuance. The 2006 Plan was designed to attract, motivate and retain qualified persons that are able to make important contributions to the company's success. To accomplish these objectives, the 2006 Plan provides for awards of equity-based incentives through option grants, restricted stock awards, unrestricted stock awards, stock appreciation rights, performance awards, and deferred stock units. Pursuant to the 2006 Plan, the company awarded 42,000 deferred stock units in 2011; issued 249,000 shares, 43,300 shares, and 157,000 shares of restricted stock during 2011, 2010, and 2009, respectively, and granted 2.7 million, 2.5 million and 1.6 million options during 2011, 2010, and 2009, respectively. No other equity-based incentives were issued pursuant to the 2006 Plan during the three year period ended December 31, 2011.

        The company satisfies stock options with newly issued shares, and satisfies restricted stock awards, and deferred stock units with treasury shares. Substantially all of the company's employees are eligible for the stock option element of the 2006 Plan, pursuant to which the options vest 100% six months after the date of grant, with a maximum term of five years. Options are granted each May and November at an exercise price of 100% of the fair market value of the company's common stock on the date of grant.

        The estimated weighted-average fair value of the individual options granted on the date of grant was $5.36, $5.81, and $5.14 during 2011, 2010, and 2009, respectively. The aggregate intrinsic value of options exercised was $7.4 million, $11.6 million, and $26.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. The aggregate intrinsic value of options which were exercisable as of December 31, 2011 was $12.1 million. The aggregate intrinsic value of options that are currently outstanding and that are expected to be exercised is $ 13.1 million. Total unrecognized stock option compensation expense, which will be recognized through May 2012, is $5.7 million at December 31, 2011. The disclosures related to the effect of equity-based compensation expense for the year ended

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Equity-based Incentive Plans (Continued)

December 31, 2011, 2010, and 2009, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2011	2010	2009
Volatility(1)	65.1 - 66.3%	66.4 - 67.0%	67.2 - 67.4%
Risk-free interest rate(2)	0.4 - 1.4%	0.8 - 2.0%	2.1 - 2.2%
Dividend yield(3)	2.3 - 2.5%	2.0 - 2.2%	1.7 - 2.0%
Expected life (years)(4)	2.8 - 4.1	2.8 - 4.1	2.2 - 3.9

(1)
The volatility is based on the historical volatility of the company's stock.

(2)
The risk-free interest rate is based on the U.S. Treasury strip rate for the expected life of the option.

(3)
The expected dividend yield is based on the company's latest annualized dividend rate and recent historical market prices of the underlying common stock at the date of grant.

(4)
The expected life in years is determined primarily from historical stock option exercise data.

        Dividends are not paid to holders of unexercised options. The company's stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding options as of January 1, 2009	7,986,681	$10.86	$3.40
Granted	1,637,107	15.04	5.14
Exercised	(2,807,898)	5.81	2.57
Forfeited	(326,519)	15.83	5.92

As of December 31, 2009	6,489,371	13.69	5.09
Granted	2,545,932	14.73	5.81
Exercised	(1,414,153)	8.11	2.89
Forfeited	(214,757)	20.35	6.33

As of December 31, 2010	7,406,393	14.91	5.14
Granted	2,742,904	14.34	5.36
Exercised	(1,047,297)	11.37	4.28
Forfeited	(499,718)	16.61	6.15

As of December 31, 2011	8,602,282	15.06	5.25

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Equity-based Incentive Plans (Continued)

        The following table summarizes certain information concerning the company's outstanding options as of December 31, 2011.

Range of Exercise Price	Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding Options	Exercisable Options	Weighted Average Exercise Price Exercisable Options
$0 to $10	1,530,294	1.9	$5.23	1,530,294	$5.23
$10 to $15	3,094,843	4.0	13.13	1,498,555	13.76
$15 to $20	2,781,396	3.9	16.39	2,781,396	16.39
$20 to $30	741,037	0.7	24.50	741,037	24.50
$30 to $40	454,712	1.4	37.84	454,712	37.84

2008 Executive Incentive Compensation Plan (Executive Plan)

        Pursuant to the company's Executive Plan, certain officers and other senior management members of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company, which vests over a three-year period. A total of 2.5 million shares have been reserved under this plan, which was amended, and approved by stockholders, during 2008. At December 31, 2011, 1.9 million shares under the Executive Plan remained available for issuance. Pursuant to the Executive Plan, shares were awarded with a market value of approximately $4.0 million for the award year 2011 and $208,000 for the award year 2010. No shares were awarded for the award year 2009.

2004 Employee Stock Purchase Plan

        The 2004 Employee Stock Purchase Plan allows eligible employees, at their election, to purchase shares of the company's stock on the open market at fair market value with a designated broker through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees' payroll deductions. The company's total expense for the plan was $328,000, $299,000, and $304,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 6. Derivative Financial Instruments

        The company is exposed to certain risks relating to its ongoing business operations. At times the company utilizes derivative instruments to mitigate commodity margin risk, interest rate risk, and foreign currency exchange rate risk. Forward contracts on various commodities are entered into to manage the price risk associated with forecasted purchases and sales of nonferrous materials (specifically aluminum, copper, nickel and silver) from the company's metals recycling operations. Interest rate swaps may be entered into to manage interest rate risk associated with the company's fixed and floating-rate borrowings. Forward exchange contracts on various foreign currencies may be entered into to manage the foreign currency exchange rate risk as necessary.

        The company designated an interest rate swap, which was terminated in June 2009, as a cash flow hedge of floating-rate borrowings. Forward contracts on various commodities and forward exchange contracts on various foreign currencies are not designated as hedging instruments.

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

        Commodity futures contracts.    If the company is "long" on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is "short" on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company's commodity futures contract commitments as of December 31, 2011 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	10,200	MT
Aluminum	Short	8,550	MT
Copper	Long	2,427	MT
Copper	Short	7,394	MT
Nickel	Long	36	MT
Nickel	Short	198	MT
Silver	Short	343	Lbs

        The following summarizes the location and amounts of the fair values reported on the company's balance sheets and gains or losses related to derivatives included in the company's statements of operations as of and for the years ended December 31 (in thousands):

		Fair Value
Balance Sheets, as of December 31		2011	2010
Commodity futures net liability	Accrued expenses	$1,219	$4,988

		Gain (Loss)
Statements of Operations, Years Ended December 31		2011	2010	2009
Commodity futures contracts	Costs of goods sold	$12,531	$(5,907)	$7,347
Interest rate swap	Other comprehensive income	—	—	2,294
Interest rate swap	Other expense	—	—	(1,350)

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

        The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2011
Investment in short-term commercial paper	$84,830	$—	$84,830	$—
Commodity futures—financial assets	3,159	—	3,159	—
Commodity futures—financial liabilities	4,378	—	4,378	—
2010
Commodity futures—financial assets	7,052	—	7,052	—
Commodity futures—financial liabilities	12,040	—	12,040	—

        The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair values of short-term commercial paper and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices, was approximately $2.5 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion) at both December 31, 2011 and 2010.

        Certain assets of our idled South Carolina fabrication facility were analyzed for impairment in the fourth quarter of 2010 as discussed in Note 1, resulting in an impairment charge of $12.8 million. The $9.2 million then current fair value (and new cost basis) was determined utilizing market and cost approaches (Level 2).

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies

        The company has entered into certain commitments with suppliers which are of a customary nature. Commitments have been entered into relating to future expected requirements for such commodities as fuel, zinc, iron concentrate, electricity, natural gas, and natural gas transportation services. Certain commitments contain provisions which require that the company "take or pay" for specified quantities at fixed prices; or in the case of iron concentrate, at market prices; without regard to actual usage for periods of up to 24 months for physical commodity requirements and for up to 9 years for commodity transportation requirements.

        The company's commitments for these agreements with "take or pay" or other similar commitment provisions for the years ending December 31, as follows (in thousands):

2012	$122,705
2013	10,237
2014	1,737
2015	1,561
2016	1,561
Thereafter	5,197

$142,998

        The company utilized such "take or pay" requirements during the past three years under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The company purchases its electricity consumed at its Flat Roll Division pursuant to a contract which extends through December 2012, and designates 160 hours annually as "interruptible service." The contract also establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        At December 31, 2011, the company has outstanding commitments of $32.8 million related to ongoing construction of property, plant, and equipment related primarily to steel operations, and metals recycling and ferrous resources operations. The company's commitments for operating leases are discussed in Note 11.

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

        We are also involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois that alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005, and the present. The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period. In addition, on December 28, 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. The case has been removed to federal court. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. On January 2,

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting discovery related primarily to class certification matters. Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation, however we have determined, based on the information available at this time, that there is not presently a "reasonable possibility" (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity.

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

Note 9. Transactions with Affiliated Companies

        The company sells flat rolled products and occasionally purchases ferrous materials from Heidtman. The president and chief executive officer of Heidtman is a member of the company's board of directors and a stockholder of the company. Transactions with Heidtman for the years ended December 31, are as follows (in thousands):

	2011	2010	2009
Sales	$242,300	$202,897	$132,272
Percentage of consolidated net sales	3%	3%	3%
Accounts receivable	35,646	31,544	26,983
Purchases	18,998	18,275	11,864
Accounts payable	882	969	468

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

        The company also purchases and sells recycled and scrap metal with other smaller affiliated companies. These transactions are as follows (in thousands):

	2011	2010	2009
Sales	$36,486	$37,057	$16,156
Accounts receivable	7,247	6,577	3,573
Purchases	239,395	177,166	81,926
Accounts payable	5,702	12,601	6,297

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Retirement Plans

        The company sponsors several 401(k) retirement savings and profit sharing plans for eligible employees, which are considered "qualified plans" for federal income tax purposes. The company's total expense for the plans was $37.2 million, $22.9 million, and $5.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. The company's profit sharing component consists of 2% of consolidated pretax earnings plus a unique percentage of each of the company's operating segments' pretax earnings after allocation of certain corporate expenses. The resulting total profit sharing component was $35.1 million, $21.1 million, and $2.2 million for the years ended December 31, 2011, 2010, and 2009, respectively, of which 50% each year was contributed to the Plans, at the discretion of the company, and the other 50% was paid directly to the Plans' participants.

Note 11. Leases

        The company has operating leases principally relating to transportation equipment, real estate, and office equipment. Certain leases include escalation clauses, and/or purchase options. The company paid $16.8 million, $15.4 million, and $15.3 million for operating leases for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, future minimum payments for all non-cancelable operating leases with an initial or remaining term of one year or more are as follows (in thousands):

2012	$11,874
2013	9,000
2014	6,507
2015	4,609
2016	3,870
Thereafter	5,506

$41,366

Note 12. Segment Information

        The company has three reportable segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations. These operations are described in Note 1 to the financial statements. Revenues included in the category "Other" are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further processing, slitting, and sale of certain steel products and the resale of certain secondary and excess steel products. In addition, "Other" also includes certain unallocated corporate accounts, such as the company's senior secured credit facility, senior notes, convertible senior notes, certain other investments and certain profit sharing expenses.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

        The company's segment results for the years ended December 31, are as follows (in thousands):

For the Year Ended December 31, 2011	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations		Consolidated
Net Sales
External	$4,676,898	$2,473,511	$275,783	$92,856		$—		$7,519,048
External Non-U.S.	182,319	295,552	—	581		—		478,452
Other segments	211,089	1,383,505	625	11,711		(1,606,930)		—

	5,070,306	4,152,568	276,408	105,148		(1,606,930)		7,997,500

Operating income (loss)	658,120	26,597	(6,584)	(95,141)	(1)	1,828	(2)	584,820
Income (loss) before income taxes	574,108	(16,706)	(13,573)	(121,233)		1,723		424,319
Depreciation and amortization	108,477	101,893	6,751	5,690		(204)		222,607
Capital expenditures	43,998	103,142	2,205	17,662		—		167,007
As of December 31, 2011
Assets	2,598,767	2,561,722	227,663	789,322	(3)	(198,248)	(4)	5,979,226
Liabilities	495,425	528,629	13,768	2,759,894	(5)	(189,084)	(6)	3,608,632

Footnotes related to the twelve months ended December 31, 2011 segment results (in millions):

(1)	Corporate SG&A	$(46.7)	(2)	Gross profit increase from intra-company sales	$1.8

	Company-wide stock option expense	(14.8)
	Profit sharing	(35.1)
	Other, net	1.5

		$(95.1)

(3)	Cash and equivalents	$314.9	(4)	Elimination of intra-company receivables	$(36.1)
	Investments in short-term commercial paper	84.8		Elimination of intra-company debt	(152.8)
	Income taxes receivable	16.7		Other	(9.3)

	Deferred income taxes	25.3			$(198.2)

	Property, plant and equipment, net	85.7
	Debt issuance costs	23.9
	Intra-company debt	152.8
	Other	85.2

		$789.3

(5)	Accounts payable	$28.7	(6)	Elimination of intra-company payables	$(36.1)
	Income taxes payable	11.1		Elimination of intra-company debt	(152.8)
	Accrued interest	33.7		Other	(0.2)

	Accrued profit sharing	35.8			$(189.1)

	Debt	2,341.9
	Deferred income taxes	217.6
	Other	91.1

		$2,759.9

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

For the Year Ended December 31, 2010	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations		Consolidated
Net Sales
External	$3,726,869	$1,966,518	$177,055	$77,742		$—		$5,948,184
External Non-U.S.	103,061	248,870	—	772		—		352,703
Other segments	169,709	963,644	323	9,841		(1,143,517)		—

	3,999,639	3,179,032	177,378	88,355		(1,143,517)		6,300,887

Operating income (loss)	439,795	19,686	(25,056)	(66,189	)(1)	(3,483	)(2)	364,753
Income (loss) before income taxes	363,352	(26,988)	(30,539)	(88,007)		(4,359)		213,459
Depreciation and amortization	112,471	102,027	5,894	4,493		(187)		224,698
Capital expenditures	51,695	55,982	492	28,857		(3,632)		133,394
As of December 31, 2010
Assets(7)	2,551,885	2,464,835	206,810	562,961	(3)	(196,557	)(4)	5,589,934
Liabilities(7)	422,764	444,170	18,361	2,746,798	(5)	(173,289	)(6)	3,458,804

Footnotes related to the twelve months ended December 31, 2010 segment results (in millions):

(1)	Corporate SG&A	$(31.6)	(2)	Gross profit reduction from intra-company sales	$(3.5)

	Company-wide stock option expense	(12.5)
	Profit sharing	(21.1)
	Other, net	(1.0)

		$(66.2)

(3)	Cash and equivalents	$175.3	(4)	Elimination of intra-company receivables	$(36.0)
	Income taxes receivable	37.3		Elimination of intra-company debt	(134.8)
	Deferred income taxes	20.7		Other	(25.8)

	Property, plant and equipment, net	70.7			$(196.6)

	Debt issuance costs	23.3
	Intra-company debt	134.8
	Other	100.9

		$563.0

(5)	Accounts payable	$32.5	(6)	Elimination of intra-company payables	$(36.0)
	Income taxes payable	5.2		Elimination of intra-company debt	(134.8)
	Accrued interest	33.7		Other	(2.5)

	Accrued profit sharing	21.5			$(173.3)

	Debt	2,341.0
	Deferred income taxes	242.7
	Other	70.2

		$2,746.8

(7)
Certain segment deferred tax asset and liability accounts have been reclassified at December 31, 2010, to conform to the December 31, 2011 presentation. These reclassifications had no impact to the previously reported segment income statement information or consolidated income statements as previously reported, nor did they impact previously reported consolidated total assets or liabilities.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

For the Year Ended December 31, 2009	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations		Consolidated
Net Sales
External	$2,443,709	$1,121,803	$156,499	$50,937		$—		$3,772,948
External Non-U.S.	67,394	118,351	—	113		—		185,858
Other segments	95,866	441,979	1,509	5,796		(545,150)		—

	2,606,969	1,682,133	158,008	56,846		(545,150)		3,958,806

Operating income (loss)	196,225	(4,709)	(6,356)	(45,356	)(1)	(20,273	)(2)	119,531
Income (loss) before income taxes	127,701	(42,360)	(11,861)	(68,793)		(22,924)		(18,237)
Depreciation and amortization	104,184	105,627	6,060	5,555		—		221,426
Capital expenditures	68,968	251,695	(473)	12,443		(2,581)		330,052
As of December 31, 2009
Assets(7)	2,373,700	2,318,827	169,416	469,389	(3)	(201,460	)(4)	5,129,872
Liabilities(7)	330,949	453,225	25,208	2,514,423	(5)	(197,198	)(6)	3,126,607

Footnotes related to the twelve months ended December 31, 2009 segment results (in millions):

(1)	Corporate SG&A	$(26.5)	(2)	Gross profit reduction from intra-company sales	$(20.3)

	Company-wide stock option expense	(13.2)
	Profit Sharing	(2.2)
	Other, net	(3.5)

		$(45.4)

(3)	Income taxes receivable	$137.0	(4)	Elimination of intra-company receivables	$(27.0)
	Deferred income taxes	21.5		Elimination of intra-company debt	(174.9)
	Property, plant and equipments, net	44.5		Other	0.4

	Debt issuance costs	24.0			$(201.5)

	Intra-company debt receivable	174.9
	Other	67.5

		$469.4

(5)	Accounts payable	$37.8	(6)	Elimination of intra-company payables	$(27.0)
	Income taxes payable	5.7		Elimination of intra-company debt	(174.9)
	Accrued interest	27.3		Other	4.7

	Accrued profit sharing	2.3			$(197.2)

	Debt	2,158.2
	Deferred income taxes	220.9
	Other	62.2

		$2,514.4

(7)
Certain segment deferred tax asset and liability accounts have been reclassified at December 31, 2009, to conform to the December 31, 2011 presentation. These reclassifications had no impact to the previously reported segment income statement information or consolidated income statements as previously reported, nor did they impact previously reported consolidated total assets or liabilities.

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

Condensed Consolidating Balance Sheets (in thousands)

As of December 31, 2011	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$301,073	$58,699	$30,989	$—	$390,761
Investments in short-term commercial paper	84,830	—	—	—	84,830
Accounts receivable, net	319,995	726,192	8,971	(332,367)	722,791
Inventories	584,079	533,022	85,046	(2,563)	1,199,584
Other current assets	83,116	4,119	2,304	(32,247)	57,292

Total current assets	1,373,093	1,322,032	127,310	(367,177)	2,455,258
Property, plant and equiment, net	1,059,011	660,048	477,514	(2,828)	2,193,745
Intangible assets, net	—	450,893	—	—	450,893
Goodwill	—	745,066	—	—	745,066
Other assets, including investments in subs	2,791,718	33,507	9,853	(2,700,814)	134,264

Total assets	$5,223,822	$3,211,546	$614,677	$(3,070,819)	$5,979,226

Accounts payable	$155,220	$273,049	$23,195	$(30,640)	$420,824
Accrued expenses	157,868	98,498	10,012	(30,863)	235,515
Current maturities of long-term debt	439,199	300	53,551	(48,972)	444,078

Total current liabilities	752,287	371,847	86,758	(110,475)	1,100,417
Long-term debt	1,905,199	—	169,797	(138,974)	1,936,022
Other liabilities	250,395	2,132,778	51,625	(1,862,605)	572,193
Redeemable noncontrolling interest	—	—	70,694	—	70,694
Common stock	636	33,896	18,121	(52,017)	636
Treasury stock	(722,653)	—	—	—	(722,653)
Additional paid-in-capital	1,026,157	117,737	347,151	(464,888)	1,026,157
Retained earnings (deficit)	2,011,801	555,288	(113,428)	(441,860)	2,011,801

Total Steel Dynamics, Inc. equity	2,315,941	706,921	251,844	(958,765)	2,315,941
Noncontrolling interests	—	—	(16,041)	—	(16,041)

Total equity	2,315,941	706,921	235,803	(958,765)	2,299,900

Total liabilities and equity	$5,223,822	$3,211,546	$614,677	$(3,070,819)	$5,979,226

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

Condensed Consolidating Balance Sheets (in thousands)

As of December 31, 2010	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$173,563	$10,628	$2,322	$—	$186,513
Accounts receivable, net	283,883	614,412	7,282	(283,388)	622,189
Inventories	548,726	487,298	84,183	(6,144)	1,114,063
Other current assets	96,040	9,757	3,444	(32,003)	77,238

Total current assets	1,102,212	1,122,095	97,231	(321,535)	2,000,003
Property, plant and equiment, net	1,110,350	684,118	421,897	(3,032)	2,213,333
Intangible assets, net	—	489,240	—	—	489,240
Goodwill	—	751,675	—	—	751,675
Other assets, including investments in subs(1)	2,788,097	36,617	7,601	(2,696,632)	135,683

Total assets	$5,000,659	$3,083,745	$526,729	$(3,021,199)	$5,589,934

Accounts payable	$127,246	$227,823	$26,015	$(32,483)	$348,601
Accrued expenses	123,498	102,114	8,497	(30,317)	203,792
Current maturities of long-term debt	7,554	325	34,604	(33,559)	8,924

Total current liabilities	258,298	330,262	69,116	(96,359)	561,317
Long-term debt	2,344,399	—	168,278	(134,780)	2,377,897
Other liabilities(1)	305,092	2,158,725	27,072	(1,971,298)	519,591
Redeemable noncontrolling interest	—	—	54,294	—	54,294
Common stock	633	33,901	16,121	(50,022)	633
Treasury stock	(727,624)	—	—	—	(727,624)
Additional paid-in-capital	998,728	117,737	256,905	(374,642)	998,728
Retained earnings (deficit)	1,821,133	443,120	(49,022)	(394,098)	1,821,133

Total Steel Dynamics, Inc. equity	2,092,870	594,758	224,004	(818,762)	2,092,870
Noncontrolling interests	—	—	(16,035)	—	(16,035)

Total equity	2,092,870	594,758	207,969	(818,762)	2,076,835

Total liabilities and equity	$5,000,659	$3,083,745	$526,729	$(3,021,199)	$5,589,934

(1)
Certain deferred tax asset and liability accounts have been reclassified at December 31, 2010, to conform to the December 31, 2011 presentation. These reclassifications had no impact to previously reported equity or total consolidated amounts.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the Year Ended, December 31, 2011	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,701,928	$9,062,305	$190,739	$(4,957,472)	$7,997,500
Costs of goods sold	3,099,941	8,604,620	251,528	(4,890,107)	7,065,982

Gross profit (loss)	601,987	457,685	(60,789)	(67,365)	931,518
Selling, general and administrative	135,509	217,717	9,184	(15,712)	346,698

Operating income (loss)	466,478	239,968	(69,973)	(51,653)	584,820
Interest expense, net of capitalized interest	104,008	71,487	8,784	(7,302)	176,977
Other (income) expense, net	(12,663)	(8,012)	(3,209)	7,408	(16,476)

Income (loss) before income taxes and equity in net income of subsidiaries	375,133	176,493	(75,548)	(51,759)	424,319
Income taxes (benefit)	111,532	66,734	(151)	(19,488)	158,627

	263,601	109,759	(75,397)	(32,271)	265,692
Equity in net income of subsidiaries	14,519	—	—	(14,519)	—
Net loss attributable to noncontrolling interests	—	—	12,428	—	12,428

Net income (loss) attributable to Steel Dynamics, Inc.	$278,120	$109,759	$(62,969)	$(46,790)	$278,120

For the Year Ended, December 31, 2010	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$2,866,541	$7,067,399	$118,141	$(3,751,194)	$6,300,887
Costs of goods sold	2,467,780	6,701,621	164,400	(3,708,580)	5,625,221

Gross profit (loss)	398,761	365,778	(46,259)	(42,614)	675,666
Selling, general and administrative	98,410	215,723	8,724	(11,944)	310,913

Operating income (loss)	300,351	150,055	(54,983)	(30,670)	364,753
Interest expense, net of capitalized interest	99,639	67,659	13,168	(10,237)	170,229
Other (income) expense, net	(14,629)	(15,123)	(296)	11,113	(18,935)

Income (loss) before income taxes and equity in net income of subsidiaries	215,341	97,519	(67,855)	(31,546)	213,459
Income taxes (benefit)	84,718	36,325	(26,477)	(10,706)	83,860

	130,623	61,194	(41,378)	(20,840)	129,599
Equity in net income of subsidiaries	10,086	—	—	(10,086)	—
Net loss attributable to noncontrolling interests	—	—	11,110	—	11,110

Net income (loss) attributable to Steel Dynamics, Inc.	$140,709	$61,194	$(30,268)	$(30,926)	$140,709

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2009	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$1,790,451	$4,334,533	$54,053	$(2,220,231)	$3,958,806
Costs of goods sold	1,628,271	4,055,388	52,996	(2,176,925)	3,559,730

Gross profit (loss)	162,180	279,145	1,057	(43,306)	399,076
Selling, general and administrative	68,633	208,847	15,057	(12,992)	279,545

Operating income (loss)	93,547	70,298	(14,000)	(30,314)	119,531
Interest expense, net of capitalized interest	83,297	58,049	735	(721)	141,360
Other (income) expense, net	49,255	(55,700)	9	2,844	(3,592)

Income (loss) before income taxes and equity in net income of subsidiaries	(39,005)	67,949	(14,744)	(32,437)	(18,237)
Income taxes (benefit)	(15,438)	26,894	(5,835)	(12,839)	(7,218)

	(23,567)	41,055	(8,909)	(19,598)	(11,019)
Equity in net income of subsidiaries	15,383	—	—	(15,383)	—
Net loss attributable to noncontrolling interests	—	—	2,835	—	2,835

Net income (loss) attributable to Steel Dynamics, Inc.	$(8,184)	$41,055	$(6,074)	$(34,981)	$(8,184)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Year Ended, December 31, 2011	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$380,171	$173,574	$(68,110)	$720	$486,355
Net cash provided by (used in) investing activities	(230,314)	(50,576)	(65,144)	110,197	(235,837)
Financing activities
Issuance of long term debt	—	10,103	101,686	(101,686)	10,103
Repayments of long term debt	(6,505)	(1,075)	(82,241)	82,081	(7,740)
Other	(15,842)	(83,955)	142,476	(91,312)	(48,633)

Net cash provided by (used in) financing activities	(22,347)	(74,927)	161,921	(110,917)	(46,270)

Increase in cash and equivalents	127,510	48,071	28,667	—	204,248
Cash and equivalents at beginning of period	173,563	10,628	2,322	—	186,513

Cash and equivalents at end of period	$301,073	$58,699	$30,989	$—	$390,761

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2010	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$262,155	$17,011	$(109,221)	$(638)	$169,307
Net cash provided by (used in) investing activities	(38,811)	(51,414)	(59,491)	638	(149,078)
Financing activities
Issuance of long term debt	554,001	—	110,743	(108,191)	556,553
Repayments of long term debt	(361,383)	14,979	(559)	—	(346,963)
Other	(242,829)	23,690	58,634	108,191	(52,314)

Net cash provided by (used in) financing activities	(50,211)	38,669	168,818	—	157,276

Increase in cash and equivalents	173,133	4,266	106	—	177,505
Cash and equivalents at beginning of period	430	6,362	2,216	—	9,008

Cash and equivalents at end of period	$173,563	$10,628	$2,322	$—	$186,513

For the Year Ended, December 31, 2009	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$261,605	$176,382	$(38,811)	$46,380	$445,556
Net cash provided by (used in) investing activities	(77,069)	(71,998)	(227,459)	2,581	(373,945)
Financing activities
Issuance of long term debt	1,219,500	—	227,831	(178,896)	1,268,435
Repayments of long term debt	(1,699,972)	9,486	(71)	—	(1,690,557)
Other	294,977	(119,022)	37,396	129,935	343,286

Net cash provided by (used in) financing activities	(185,495)	(109,536)	265,156	(48,961)	(78,836)

Decrease in cash and equivalents	(959)	(5,152)	(1,114)	—	(7,225)
Cash and equivalents at beginning of period	1,389	11,514	3,330	—	16,233

Cash and equivalents at end of period	$430	$6,362	$2,216	$—	$9,008

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011:
Net sales	$2,015,969	$2,079,731	$2,043,455	$1,858,345
Gross profit	295,754	276,386	199,243	160,135
Operating income	205,326	188,219	108,785	82,490
Net income	104,230	95,826	39,857	25,779
Net income attributable to Steel Dynamics, Inc.	105,903	98,710	43,304	30,203
Earnings per share:
Basic	.49	.45	.20	.14
Diluted	.46	.43	.19	.14
2010:
Net sales	$1,555,790	$1,632,799	$1,584,164	$1,528,134
Gross profit	210,482	191,984	139,532	133,668
Operating income	132,297	116,635	69,000	46,821
Net income	63,389	46,797	15,355	4,058
Net income attributable to Steel Dynamics, Inc.	64,969	49,207	18,741	7,792
Earnings per share:
Basic	.30	.23	.09	.04
Diluted	.29	.22	.09	.04

        Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

        As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, the end of the period covered by this annual report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Management's report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

(b)   Changes in Internal Control Over Financial Reporting.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Our Management's Report on Internal Control Over Financial Reporting, as of December 31, 2011, can be found on page 48 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Ernst & Young LLP, can be found on page 49 of this Form 10-K, each of which is incorporated by reference into this Item 9A.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

        The information required to be furnished pursuant to Item 10 with respect to directors is incorporated herein by reference from the section entitled "Election of Directors" in our Proxy Statement for the 2012 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in our Proxy Statement for the 2012 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled "Information on Directors and Executive Officers" in our Proxy Statement for the 2012 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

        Our stockholders approved the Steel Dynamics, Inc. 2006 Equity Incentive Plan (2006 Plan) at our annual meeting of stockholders held May 18, 2006. Our stockholders approved the Steel Dynamics, Inc. 2008 Equity Incentive Compensation Plan (2008 Plan) at our annual meeting of stockholders held May 22, 2008. The following table summarizes information about our equity compensation plans at December 31, 2011:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,902,425	$15.10	2,912,222
Equity compensation plans not approved by security holders	—	—	—

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2012 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2012 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

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

(b)
Exhibits:

Articles of Incorporation

3.1a	Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1a in our Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.

3.1b	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective March 27, 2008, increasing the authorized common shares to 400 million, incorporated herein by reference from quarterly report on Form 10-Q, filed May 7, 2008.

3.1d	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective June 2, 2009, increasing the authorized common shares to 900 million, incorporated herein by reference to Exhibit 3.1 to our Form 8-K filed June 2, 2009.

3.2a	Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed July 6, 2006.

3.2b	Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 99.1 to our Form 8-K filed August 6, 2009.

Instruments Defining the Rights of Security Holders, Including Indentures

4.6	Indenture relating to our issuance of $500 million of 6 3/4% Senior Notes due 2015, between Steel Dynamics, Inc. and the Bank of New York Trust Company, N.A., as trustee, dated as of April 3, 2007, incorporated herein by reference to Exhibit 4.7 to our Form 8-K filed April 3, 2007.

4.8	Indenture relating to our issuance of $700 million of 7 3/8% Senior Notes due 2012, dated as of October 12, 2007, between Steel Dynamics, Inc. as Issuer, and the Initial Subsidiary Guarantors, and The Bank of New York Trust Company N.S., as Trustee, incorporated herein by reference from Exhibit 4.9 to our Form 10-Q filed November 9, 2007.

4.10	Indenture relating to our issuance of $375 million of 7 3/4% Senior Notes due 2016, dated as of April 3, 2008, between Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.7 to our Form 8-K filed April 8, 2008.

4.10a	First Supplemental Indenture relating to our issuance of $125 million of 7 3/4% Senior Notes due 2016, dated as of April 18, 2008, between Steel Dynamics, Inc., as Issuer and the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.12 to our Form 8-K filed April 22, 2008.

4.11c	Automatic Exchange and Withdrawal of Form S-4 Exchange Offer Registration Statement of Unrestricted 7 3/4% Senior Notes due April 15, 2016, incorporated herein by reference to our Form 8-K filed December 31, 2009.

4.14	Indenture relating to our issuance of $350 million of 7 5/8% Senior Notes due 2020, dated as of March 17, 2010, between Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.14 to our Form 8-K filed March 18, 2010.

Material Contracts

10.3	Amended and Restated Credit Agreement among Steel Dynamics, Inc. and various lenders, dated as of June 19, 2007, incorporated herein by reference from Exhibit 10.3 to our 8-K filed June 21, 2007.

10.3a	Amendment No. 2 to our Amended and Restated Credit Agreement, dated September 11, 2007, incorporated herein by reference from Exhibit 10.3a to our 8-K filed September 14, 2007.

10.03b	Amendment No. 3 to our Amended and Restated Credit Agreement and Amendment No. 1 to the Amended and Restated Security Agreement dated March 31, 2008, relating to the Credit Agreement described in Exhibit 10.03, filed June 21, 2007, incorporated herein by reference from our Exhibit 10.03b to our Form 8-K filed April 2, 2008.

10.3c	Amendment No. 4 to our Amended and Restated Credit Agreement, dated June 12, 2009, incorporated herein by reference from Exhibit 10.3c to our 8-K filed June 21, 2009.

10.3d	Amendment No. 5 to our Amended and Restated Credit Agreement, dated April 26, 2010, incorporated herein by reference from Exhibit 10.3d to our 8-K filed April 27, 2010.

10.3e	Amendment No. 6 to our Amended and Restated Credit Agreement, dated January 21, 2011, incorporated herein by reference from Exhibit 10.3e to our 2010 Form 10-K filed February 23, 2011.

10.6		Agreement and Plan of Merger among The Techs Holdings, Inc. and Steel Dynamics, Inc., dated as of June 6, 2007, incorporated herein by reference from Exhibit 10.6 to our 8-K filed July 6, 2007.

10.7		Shareholders Agreement, dated as of October 26, 2007, by and among Steel Dynamics, Inc. and the Shareholders of OmniSource Corporation, incorporated herein by reference from Exhibit 10.7 to our 8-K/A filed November 6, 2007.

10.8		Real Estate Purchase Agreement and Master Lease Agreement entered into with HS Processing and Heidtman Steel Products, Inc., described in Item 8.01 and incorporated herein by reference to our 8-K filed September 21, 2009.

10.12		Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. re Taxable Economic Development Revenue bonds, Trust Indenture between Indiana Development Finance Authority and NBD Bank, N.A., as Trustee re Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc., incorporated herein by reference from Exhibit 10.12 to Registrant's Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.

10.24	†	2003 Executive Incentive Compensation Plan, approved by stockholders on May 29, 2003, incorporated herein by reference from our Exhibit 10.24 to our 2003 Annual Report on Form 10-K, filed March 12, 2004.

10.25	†	2004 Employee Stock Purchase Plan, approved by stockholders on May 20, 2004, incorporated herein by reference from our Exhibit 10.25 to our 2004 Annual Report on Form 10-K, filed March 4, 2005.

10.41	†	2006 Equity Incentive Plan, approved by stockholders on May 18, 2006, incorporated herein by reference from our Form 10-K filed February 26, 2007.

10.41a		Steel Dynamics, Inc. 2006 Equity Incentive Plan, as amended, incorporated herein by reference from Exhibit 10.41a to our 8-K filed June 2, 2011.

10.42	†	2008 Executive Incentive Compensation Plan, approved by stockholders on May 22, 2008, incorporated herein by reference to our May 22, 2008 Notice of Annual Meeting of Stockholders filed April 3, 2008.

10.43		Amended and Restated Credit Agreement dated September 29, 2011, incorporated herein by reference from Exhibit 10.43 to our Form 8-K filed October 4, 2011.

10.44		Amendment No 1. To Amended and Restated Credit Agreement dated January 11, 2012, incorporated herein by reference from Exhibit 10.44 to our Form 8-K filed January 13, 2012.

10.50	†	Retirement Agreement dated October 14, 2011, incorporated herein by reference from Exhibit 10.50 to our Form 8-K filed October 20, 2011.

10.51	†	Consulting Agreement dated October 14, 2011, incorporated herein by reference from Exhibit 10.51 to our Form 8-K filed October 20, 2011.

10.52	†	Director Agreement dated October 14, 2011, incorporated herein by reference from Exhibit 10.52 to our Form 8-K filed October 20, 2011.

Other

12.1	*	Computation of Ratio of Earnings to Fixed Charges

21.1	*	List of our Subsidiaries

23.1	*	Consent of Ernst & Young LLP.

24.1		Powers of attorney (see signature page on page 81 of this Report).

95	*	Mine Safety Disclosures

Executive Officer Certifications

31.1	*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Document

101.PRE	*	XBRL Taxonomy Presentation Document

*
Filed concurrently herewith

†
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2012

STEEL DYNAMICS, INC.
By:	/s/ MARK D. MILLETT Mark D. Millett Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Mark D. Millett and Theresa E. Wagler, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2011 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2011 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK D. MILLETT Mark D. Millett	Chief Executive Officer and Director (Chief Executive Officer)	February 27, 2012
/s/ THERESA E. WAGLER Theresa E. Wagler	Executive Vice President and Chief Financial Officer (Chief Financial Officer)	February 27, 2012
/s/ RICHARD P. TEETS, JR. Richard P. Teets, Jr.	Executive Vice President and Director	February 27, 2012
/s/ JOHN C. BATES John C. Bates	Director	February 27, 2012

Signatures	Title	Date

/s/ KEITH E. BUSSE Keith E. Busse	Director	February 27, 2012
/s/ DR. FRANK BYRNE Dr. Frank Byrne	Director	February 27, 2012
/s/ PAUL EDGERLEY Paul Edgerley	Director	February 27, 2012
/s/ RICHARD J. FREELAND Richard J. Freeland	Director	February 27, 2012
/s/ DR. JÜRGEN KOLB Dr. Jürgen Kolb	Director	February 27, 2012
/s/ JAMES C. MARCUCCILLI James C. Marcuccilli	Director	February 27, 2012
/s/ GABRIEL L. SHAHEEN Gabriel L. Shaheen	Director	February 27, 2012