Form 10-Q
period 2012-03-31
STEEL DYNAMICS INC
filed 2012-05-09
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, Registrant had 219,084,717 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets
Cash and equivalents	$357,809	$390,761
Investments in short-term commercial paper	64,982	84,830
Accounts receivable, net	737,531	679,898
Accounts receivable-related parties	51,643	42,893
Inventories	1,270,941	1,199,584
Deferred income taxes	26,089	25,341
Income taxes receivable	2,833	16,722
Other current assets	15,029	15,229
Total current assets	2,526,857	2,455,258

Property, plant and equipment, net	2,199,509	2,193,745

Restricted cash	26,994	26,528
Intangible assets, net	442,277	450,893
Goodwill	743,441	745,066
Other assets	104,549	107,736
Total assets	$6,043,627	$5,979,226

Liabilities and Equity
Current liabilities
Accounts payable	$462,492	$414,240
Accounts payable-related parties	9,765	6,584
Income taxes payable	14,383	10,880
Accrued expenses	186,247	185,964
Accrued profit sharing	9,348	38,671
Current maturities of long-term debt	439,633	444,078
Total current liabilities	1,121,868	1,100,417

Long-term debt
Term loan	257,812	—
7 3/8% senior notes, due 2012	—	261,250
5.125% convertible senior notes, due 2014	287,500	287,500
6 ¾% senior notes, due 2015	500,000	500,000
7 ¾% senior notes, due 2016	500,000	500,000
7 5/8% senior notes, due 2020	350,000	350,000
Other long-term debt	36,707	37,272
Total long-term debt	1,932,019	1,936,022

Deferred income taxes	500,642	489,915
Other liabilities	82,613	82,278
Commitments and contingencies
Redeemable noncontrolling interest	73,924	70,694

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 255,171,906 and 255,052,811 shares issued; and 219,074,339 and 218,873,720 shares outstanding, as of March 31, 2012 and December 31, 2011, respectively	636	636
Treasury stock, at cost; 36,097,567 and 36,179,091 shares, as of March 31, 2012 and December 31, 2011, respectively	(721,024)	(722,653)
Additional paid-in capital	1,031,043	1,026,157
Retained earnings	2,035,569	2,011,801
Total Steel Dynamics, Inc. equity	2,346,224	2,315,941
Noncontrolling interests	(13,663)	(16,041)
Total equity	2,332,561	2,299,900
Total liabilities and equity	$6,043,627	$5,979,226

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Net sales
Unrelated parties	$1,905,075	$1,941,664
Related parties	76,965	74,305
Total net sales	1,982,040	2,015,969

Costs of goods sold	1,780,776	1,720,215
Gross profit	201,264	295,754

Selling, general and administrative expenses	64,384	65,141
Profit sharing	8,072	15,203
Amortization of intangibles	8,992	10,084
Total selling, general and administrative expenses	81,448	90,428

Operating income	119,816	205,326

Interest expense, net of capitalized interest	41,112	43,346
Other expense (income), net	10,248	(4,567)
Income before income taxes	68,456	166,547

Income taxes	26,679	62,317

Net income	41,777	104,230

Net loss attributable to noncontrolling interests	3,898	1,673

Net income attributable to Steel Dynamics, Inc.	$45,675	$105,903

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$.21	$.49

Weighted average common shares outstanding	218,996	217,992

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.20	$.46

Weighted average common shares and share equivalents outstanding	236,526	236,224

Dividends declared per share	$.100	$.100

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating activities:
Net income	$41,777	$104,230

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,572	54,746
Equity-based compensation	6,123	3,710
Deferred income taxes	9,197	12,935
Gain on disposal of property, plant and equipment	(739)	(43)
Changes in certain assets and liabilities:
Accounts receivable	(60,820)	(261,748)
Inventories	(55,090)	(72,107)
Other assets	2,963	3,382
Accounts payable	34,902	94,175
Income taxes receivable/payable	17,392	45,439
Accrued expenses	(29,856)	19,218
Net cash provided by operating activities	21,421	3,937

Investing activities:
Purchases of property, plant and equipment	(45,555)	(18,693)
Other investing activities	(1,864)	(1,143)
Net cash used in investing activities	(47,419)	(19,836)

Financing activities:
Issuance of current and long-term debt	289,969	5,126
Repayment of current and long-term debt	(283,448)	(7,325)
Debt issuance costs	(2,191)	—
Proceeds from exercise of stock options, including related tax effect	1,097	8,296
Contributions from noncontrolling investors, net	9,506	417
Dividends paid	(21,887)	(16,318)
Net cash used in financing activities	(6,954)	(9,804)

Decrease in cash and equivalents	(32,952)	(25,703)
Cash and equivalents at beginning of period	390,761	186,513

Cash and equivalents at end of period	$357,809	$160,810

Supplemental disclosure information:
Cash paid for interest	$18,753	$15,110
Cash paid (received) for federal and state income taxes, net	$(955)	$1,520

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 60% and 59% of the company’s external net sales during the three-month periods ended March 31, 2012 and 2011, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations include OmniSource Corporation (OmniSource), the company’s metals recycling, steel scrap procurement, and processing locations, and our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility; and our Minnesota iron operations, an iron nugget production facility and planned operations to supply the nugget facility with its primary raw material, iron concentrate. Metals recycling and ferrous resources operations accounted for approximately 35% and 37% of the company’s external net sales during each of the three-month periods ended March 31, 2012 and 2011, respectively.

Steel Fabrication Operations.  Steel fabrication operations include the company’s New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 4% and 3% of the company’s external net sales during the three-month periods ended March 31, 2012 and 2011, respectively.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Goodwill.  The company’s goodwill is allocated to the following reporting units at March, 2012, and December 31, 2011, (in thousands):

	March 31,	December 31,
	2012	2011
OmniSource — Metals Recycling/Ferrous Resources Segment	$569,692	$571,317
The Techs — Steel Segment	142,783	142,783
Roanoke Bar Division — Steel Segment	29,041	29,041
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$743,441	$745,066

OmniSource goodwill decreased $1.6 million from December 31, 2011 to March 31, 2012, in recognition of the 2012 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options and restricted shares, and dilutive shares related to the company’s 5.125% convertible senior notes, and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 3.9 million and 1.2 million shares were anti-dilutive at March 31, 2012 and 2011, respectively.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended March,
	2012			2011
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$45,675	218,996	$.21	$105,903	217,992	$.49
Dilutive stock option effect	—	1,148		—	1,850
5.125% convertible senior notes, net of tax	2,358	16,382		2,358	16,382
Diluted earnings per share	$48,033	236,526	$.20	$108,261	236,224	$.46

Note 3.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$644,142	$609,150
Supplies	258,061	251,716
Work-in-progress	106,110	106,609
Finished goods	262,628	232,109
Total inventories	$1,270,941	$1,199,584

Note 4.  Debt

On January 11, 2012, the company expanded its senior secured credit facility by adding a $275.0 million term loan that matures on September 30, 2016 (Term Loan).  Quarterly principal payments under the Term Loan are required to be made in amounts ranging from 1.25% to 3.75% of the original principal amount, with the unpaid principal balance of approximately $158.0 million due on the maturity date.  The company used the net proceeds of the Term Loan, together with cash on hand, to fund the January 2012 purchase of $279.7 million of the company’s 7 3/8% Senior Notes, due 2012 pursuant to a tender offer. As a result of the tender the company recorded expenses of $13.9 million related to the tender premium, unamortized debt issuance costs write-off, and tender expenses, which are reflected in other expenses in the consolidated statement of income for the three months ended March 31, 2012.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity attributable to the noncontrolling interests (in thousands):

		Stockholders of Steel Dynamics, Inc.
	Total	Common	Additional Paid-In	Retained	Treasury	Noncontrolling
	Equity	Stock	Capital	Earnings	Stock	Interests

Balances at January 1, 2012	$2,299,900	$636	$1,026,157	$2,011,801	$(722,653)	$(16,041)
Proceeds from the exercise of stock options, including related tax effect	1,097	—	1,097	—	—	—
Dividends declared	(21,907)	—	—	(21,907)	—	—
Equity-based compensation and issuance of restricted stock	5,418	—	3,789	—	1,629	—
Contributions from noncontrolling investors	6,314	—	—	—	—	6,314
Distributions to noncontrolling investor	(38)	—	—	—	—	(38)
Net income (loss)	41,777	—	—	45,675	—	(3,898)
Balances at March 31, 2012	$2,332,561	$636	$1,031,043	$2,035,569	$(721,024)	$(13,663)

Note 6.  Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. At times the company utilizes derivative instruments to mitigate commodity margin risk, interest rate risk, and foreign currency exchange rate risk. Forward and option contracts on various commodities are entered into to manage the price risk associated with forecasted purchases and sales of nonferrous metals (specifically aluminum, copper, nickel and silver) from the company’s metals recycling operations. Interest rate swaps may be entered into to manage interest rate risk associated with the company’s fixed and floating-rate borrowings. Forward exchange contracts on various foreign currencies may be entered into to manage foreign currency exchange rate risk as necessary. No interest rate swaps or significant forward exchange contracts on foreign currency existed for the periods presented.

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

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity.  The following summarizes the company’s commodity option and futures contract commitments as of March 31, 2012 (MT represents metric tons and Lbs represents pounds):

Commodity Options — nickel	60	MT

Commodity Futures	Long/Short	Total
Aluminum	Long	8,400	MT
Aluminum	Short	5,225	MT
Copper	Long	4,559	MT
Copper	Short	11,215	MT
Nickel	Long	132	MT
Nickel	Short	192	MT
Silver	Short	686	Lbs

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments (continued)

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of March 31, 2012, and December 31, 2011, and for the three-month periods ended March 31, 2012 and 2011 (in thousands):

		Fair Value
Balance Sheets		March 31, 2012	December 31, 2011
Commodity futures and options — net asset	Other current assets	$784	$—
Commodity futures — net liability	Accrued expenses	—	1,219

		Gain (Loss) for Three Months Ended
Statements of Income		March 31, 2012	March 31, 2011
Commodity futures	Costs of goods sold	$(3,618)	$2,923

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2012, and December 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Investment in short-term commercial paper	$64,982	$—	$64,982	$—
Commodity options — financial assets	37	—	37	—
Commodity futures — financial assets	3,046	—	3,046	—
Commodity futures — financial liabilities	2,299	—	2,299	—

December 31, 2011
Investment in short-term commercial paper	84,830	—	84,830	—
Commodity futures — financial assets	3,159	—	3,159	—
Commodity futures — financial liabilities	4,378	—	4,378	—

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair values of short-term commercial paper and commodity futures and options contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices, was approximately $2.5 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion) at both March 31, 2012 and December 31, 2011.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Commitments and Contingencies

The company is involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois that alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005, and the present. The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period. In addition, on December 28, 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. The case has been removed to federal court and transferred to the federal court in Chicago. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting discovery related primarily to class certification matters. Due to the uncertain nature of litigation, the company cannot presently determine the ultimate outcome of this litigation. However, the company believes that, based on the information available to us at this time, there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20) that the outcome of these legal proceedings would have a material impact on the company’s financial condition, results of operations, or liquidity.

Although not presently necessary or appropriate to make a dollar estimate of exposure to loss, if any, in connection with the above matter, the company may in the future determine that a loss accrual is necessary. Although the company may make loss accruals, if and as warranted, any amounts that the company may accrue from time to time could vary significantly from the amounts the company actually pays, due to the inherent uncertainties and shortcomings of the estimation process, the uncertainties involved in litigation and other factors. Additionally, under such circumstances an adverse result could have a material effect on the company’s financial condition, results of operations and liquidity.

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

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment and intra-company sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2011, for more information related to the company’s segment reporting.  The company’s segment results for the three-month periods ended March 31, 2012 and 2011 are as follows (in thousands):

For the three months ended		Metals Recycling/	Steel Fabrication
March 31, 2012	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,135,912	$634,134	$74,892	$20,732		$—		$1,865,670
External Non-U.S.	50,808	65,466	—	96		—		116,370
Other segments	47,759	411,520	4	3,262		(462,545)		—
	1,234,479	1,111,120	74,896	24,090		(462,545)		1,982,040
Operating income (loss)	137,308	4,163	(2,668)	(16,862	)(1)	(2,125	)(2)	119,816
Income (loss) before income taxes	119,078	(4,273)	(4,184)	(40,040)		(2,125)		68,456
Depreciation and amortization	26,084	26,074	1,848	1,617		(51)		55,572
Capital expenditures	5,948	37,906	1,168	533		—		45,555

As of March 31, 2012
Assets	2,677,623	2,610,476	231,284	712,673	(3)	(188,429	)(4)	6,043,627
Liabilities	494,177	574,598	14,542	2,732,432	(5)	(178,607	)(6)	3,637,142

Footnotes related to the three months ended March 31, 2012 segment results (in millions):

(1)	Corporate SG&A	$(7.6)
	Company-wide stock option expense	(3.7)
	Profit sharing	(6.5)
	Other, net	0.9
		$(16.9)

(2)	Gross profit reduction from intra-company sales	$(2.1)

(3)	Cash and equivalents	$278.2
	Investments in short-term commercial paper	65.0
	Income taxes receivable	2.8
	Deferred income taxes	26.1
	Property, plant and equipment, net	84.6
	Debt issuance costs, net	24.0
	Intra-company debt	149.6
	Other	82.4
		$712.7

(4)	Elimination of intra-company receivables	$(27.9)
	Elimination of intra-company debt	(149.6)
	Other	(10.9)
		$(188.4)

(5)	Accounts payable	$29.2
	Income taxes payable	14.6
	Accrued interest	54.5
	Accrued profit sharing	6.6
	Debt	2,333.6
	Deferred income taxes	213.1
	Other	80.8
		$2,732.4

(6)	Elimination of intra-company payables	$(27.9)
	Elimination of intra-company debt	(149.6)
	Other	(1.1)
		$(178.6)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (continued)

For the three months ended		Metals Recycling/	Steel Fabrication
March 31, 2011	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,146,489	$672,341	$52,079	$25,524		$—		$1,896,433
External Non-U.S.	48,575	70,824	—	137		—		119,536
Other segments	51,946	365,250	573	2,471		(420,240)		—
	1,247,010	1,108,415	52,652	28,132		(420,240)		2,015,969
Operating income (loss)	192,955	39,490	(2,883)	(24,256	)(1)	20	(2)	205,326
Income (loss) before income taxes	172,709	29,084	(4,445)	(30,742)		(59)		166,547
Depreciation and amortization	27,193	24,914	1,502	1,188		(51)		54,746
Capital expenditures	7,279	10,251	532	631		—		18,693

As of March 31, 2011
Assets (7)	2,731,625	2,582,048	209,232	504,989	(3)	(200,289	)(4)	5,827,605
Liabilities (7)	456,170	544,225	16,780	2,772,754	(5)	(190,018	)(6)	3,599,911

Footnotes related to March 31, 2011 segment results (in millions):

(1)	Corporate SG&A	$(9.3)
	Company-wide stock option expense	(3.7)
	Profit sharing	(13.3)
	Other, net	2.0
		$(24.3)

(2)	Gross profit reduction from intra-company sales	$(0.02)

(3)	Cash and equivalents	$149.9
	Income taxes receivable	6.3
	Deferred income taxes	21.0
	Property, plant and equipment, net	69.0
	Debt issuance costs, net	22.9
	Intra-company debt	147.4
	Other	88.5
		$505.0

(4)	Elimination of intra-company receivables	$(42.0)
	Elimination of intra-company debt	(147.4)
	Other	(10.9)
		$(200.3)

(5)	Accounts payable	$41.7
	Income taxes payable	19.6
	Accrued interest	61.8
	Accrued profit sharing	13.6
	Debt	2,341.0
	Deferred income taxes	228.2
	Other	66.9
		$2,772.8

(6)	Elimination of intra-company payables	$(42.0)
	Elimination of intra-company debt	(147.4)
	Other	(0.6)
		$(190.0)

(7)  Certain segment deferred tax asset and liability accounts have been reclassified at March 31, 2011, to conform to the March 31, 2012 presentation.  These reclassifications had no impact to the previously reported segment income statement information or consolidated income statements as previously reported, nor did they impact previously reported consolidated total assets or liabilities.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior notes due 2012, 2014, 2015, 2016, and 2020. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of March 31, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$273,952	$67,989	$15,868	$—	$357,809
Investments in short-term commercial paper	64,982	—	—	—	64,982
Accounts receivable, net	314,044	801,967	11,469	(338,306)	789,174
Inventories	695,432	508,592	71,260	(4,343)	1,270,941
Other current assets	53,772	6,271	1,944	(18,036)	43,951
Total current assets	1,402,182	1,384,819	100,541	(360,685)	2,526,857
Property, plant and equiment, net	1,043,186	663,035	496,065	(2,777)	2,199,509
Intangible assets, net	—	442,277	—	—	442,277
Goodwill	—	743,441	—	—	743,441
Other assets, including investments in subs	2,788,045	32,191	9,555	(2,698,248)	131,543
Total assets	$5,233,413	$3,265,763	$606,161	$(3,061,710)	$6,043,627

Accounts payable	$158,774	$314,741	$22,117	$(23,375)	$472,257
Accrued expenses	139,704	93,131	9,156	(32,013)	209,978
Current maturities of long-term debt	434,489	300	42,072	(37,228)	439,633
Total current liabilities	732,967	408,172	73,345	(92,616)	1,121,868
Long-term debt	1,901,644	—	178,345	(147,970)	1,932,019
Other liabilities	252,578	2,124,643	38,110	(1,832,076)	583,255

Redeemable noncontrolling interest	—	—	73,924	—	73,924

Common stock	636	33,896	18,121	(52,017)	636
Treasury stock	(721,024)	—	—	—	(721,024)
Additional paid-in-capital	1,031,043	117,737	368,598	(486,335)	1,031,043
Retained earnings (deficit)	2,035,569	581,315	(130,619)	(450,696)	2,035,569
Total Steel Dynamics, Inc. equity	2,346,224	732,948	256,100	(989,048)	2,346,224
Noncontrolling interests	—	—	(13,663)	—	(13,663)
Total equity	2,346,224	732,948	242,437	(989,048)	2,332,561
Total liabilities and equity	$5,233,413	$3,265,763	$606,161	$(3,061,710)	$6,043,627

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

			Combined	Consolidating	Total
As of December 31, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$301,073	$58,699	$30,989	$—	$390,761
Investments in short-term commercial paper	84,830	—	—	—	84,830
Accounts receivable, net	319,995	726,192	8,971	(332,367)	722,791
Inventories	584,079	533,022	85,046	(2,563)	1,199,584
Other current assets	83,116	4,119	2,304	(32,247)	57,292
Total current assets	1,373,093	1,322,032	127,310	(367,177)	2,455,258
Property, plant and equiment, net	1,059,011	660,048	477,514	(2,828)	2,193,745
Intangible assets, net	—	450,893	—	—	450,893
Goodwill	—	745,066	—	—	745,066
Other assets, including investments in subs	2,791,718	33,507	9,853	(2,700,814)	134,264
Total assets	$5,223,822	$3,211,546	$614,677	$(3,070,819)	$5,979,226

Accounts payable	$155,220	$273,049	$23,195	$(30,640)	$420,824
Accrued expenses	157,868	98,498	10,012	(30,863)	235,515
Current maturities of long-term debt	439,199	300	53,551	(48,972)	444,078
Total current liabilities	752,287	371,847	86,758	(110,475)	1,100,417
Long-term debt	1,905,199	—	169,797	(138,974)	1,936,022
Other liabilities	250,395	2,132,778	51,625	(1,862,605)	572,193

Redeemable noncontrolling interest	—	—	70,694	—	70,694

Common stock	636	33,896	18,121	(52,017)	636
Treasury stock	(722,653)	—	—	—	(722,653)
Additional paid-in-capital	1,026,157	117,737	347,151	(464,888)	1,026,157
Retained earnings (deficit)	2,011,801	555,288	(113,428)	(441,860)	2,011,801
Total Steel Dynamics, Inc. equity	2,315,941	706,921	251,844	(958,765)	2,315,941
Noncontrolling interests	—	—	(16,041)	—	(16,041)
Total equity	2,315,941	706,921	235,803	(958,765)	2,299,900
Total liabilities and equity	$5,223,822	$3,211,546	$614,677	$(3,070,819)	$5,979,226

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$913,193	$2,308,156	$46,835	$(1,286,144)	$1,982,040
Costs of goods sold	785,567	2,198,898	63,894	(1,267,583)	1,780,776
Gross profit (loss)	127,626	109,258	(17,059)	(18,561)	201,264
Selling, general and administrative	27,566	54,555	2,459	(3,132)	81,448
Operating income (loss)	100,060	54,703	(19,518)	(15,429)	119,816
Interest expense, net of capitalized interest	27,217	13,606	1,710	(1,421)	41,112
Other (income) expense, net	10,769	(1,064)	(877)	1,420	10,248
Income (loss) before income taxes and equity in net income of subsidiaries	62,074	42,161	(20,351)	(15,428)	68,456
Income taxes (benefit)	15,870	16,134	353	(5,678)	26,679
	46,204	26,027	(20,704)	(9,750)	41,777
Equity in net loss of subsidiaries	(4,427)	—	—	4,427	—
Net loss attributable to noncontrolling interests	—	—	3,898	—	3,898
Net income (loss) attributable to Steel Dynamics, Inc.	$41,777	$26,027	$(16,806)	$(5,323)	$45,675

For the three months ended,			Combined	Consolidating	Total
March 31, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$912,817	$2,301,547	$47,522	$(1,245,917)	$2,015,969
Costs of goods sold	729,541	2,165,378	57,595	(1,232,299)	1,720,215
Gross profit	183,276	136,169	(10,073)	(13,618)	295,754
Selling, general and administrative	36,664	55,893	2,122	(4,251)	90,428
Operating income	146,612	80,276	(12,195)	(9,367)	205,326
Interest expense, net of capitalized interest	25,696	17,262	2,314	(1,926)	43,346
Other (income) expense, net	(3,179)	(2,675)	(718)	2,005	(4,567)
Income before income taxes and equity in net income of subsidiaries	124,095	65,689	(13,791)	(9,446)	166,547
Income taxes	40,929	24,904	43	(3,559)	62,317
	83,166	40,785	(13,834)	(5,887)	104,230
Equity in net loss of subsidiaries	22,737	—	—	(22,737)	—
Net loss attributable to noncontrolling interests	—	—	1,673	—	1,673
Net income attributable to Steel Dynamics, Inc.	$105,903	$40,785	$(12,161)	$(28,624)	$105,903

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(31,015)	$58,900	$(7,596)	$1,132	$21,421
Net cash used in investing activities	(3,436)	(40,889)	(21,708)	18,614	(47,419)
Net cash provided by (used in) financing activities	7,330	(8,721)	14,183	(19,746)	(6,954)
Increase (decrease) in cash and equivalents	(27,121)	9,290	(15,121)	—	(32,952)
Cash and equivalents at beginning of period	301,073	58,699	30,989	—	390,761
Cash and equivalents at end of period	$273,952	$67,989	$15,868	$—	$357,809

For the three months ended,			Combined	Consolidating	Total
March 31, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$53,444	$(39,355)	$(10,152)	$—	$3,937
Net cash used in investing activities	(5,843)	(10,554)	(3,439)	—	(19,836)
Net cash provided by (used in) financing activities	(73,412)	48,257	15,351	—	(9,804)
Increase (decrease) in cash and equivalents	(25,811)	(1,652)	1,760	—	(25,703)
Cash and equivalents at beginning of period	173,563	10,628	2,322	—	186,513
Cash and equivalents at end of period	$147,752	$8,976	$4,082	$—	$160,810

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

More specifically, we refer you to the sections titled Special Note Regarding Forward-Looking Statements and Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011, as well as in other reports which we file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. These reports are available publicly on the SEC web site, www.sec.gov, and on our web site, www.steeldynamics.com. Forward-looking or predictive statements we make are based upon information and assumptions, concerning our businesses and the environments in which they operate, which we consider reasonable as of the date on which these statements are made.  Due to the foregoing risks and uncertainties however, as well as, matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report. We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Other (Income) Expense, net.  Other income consists of interest income earned on our temporary cash deposits and investments; any other non-operating income activity, including gains on certain short-term investments; and income from non-consolidated investments accounted for under the equity method. Other expense consists of any non-operating costs, including premiums paid for refinancing activities.

Overview

Net income was $45.7 million, or $0.20 per diluted share, during the first quarter of 2012, compared with net income of $105.9 million, or $0.46 per diluted share, during the first quarter of 2011, and net income of $30.2 million, or $0.14 per diluted share, during the fourth quarter of 2011. Our net sales decreased $33.9 million, or 2%, to just under $2.0 billion in the first quarter of 2012 versus the first quarter of 2011, while net sales increased $123.7 million, or 7%, versus the fourth quarter of 2011. Our gross profit percentage was 10% during the first quarter of 2012 as compared to 15% for the first quarter of 2011, and 9% for the fourth quarter of 2011.

First quarter 2012 steel shipments were generally flat as compared to the first quarter of 2011; however the product mix differed significantly as flat roll shipments decreased 12%, or 107,000 tons, and long products shipments, most notably at our Structural and Rail Division, increased 19%, or 104,000 tons. Metals recycling and fabrication volumes also improved. Although 2012 first quarter consolidated net sales were consistent with those achieved in the prior year first quarter, comparative operating income decreased 42 percent, as gross margins decreased within the company’s flat roll steel and metals recycling operations.  The average external selling price per ton shipped for the company’s steel operations in the first quarter of 2012 decreased $15 per ton compared to the prior year first quarter while the average quarterly ferrous scrap cost per ton melted increased $18 for the same comparative period.

Looking at the first quarter of 2012 as compared to the fourth quarter of 2011, aside from metals recycling and ferrous resources, specifically metals recycling, first quarter volumes in each of the company’s reporting segments decreased when compared to the fourth quarter of 2011, while consolidated operating income increased 45%.  The increase in sequential quarterly operating income was primarily the result of improvements in steel and metals recycling margins and increases in metals recycling volumes.  Despite decreased volumes, operating income from steel operations increased 19%, as increases in selling prices in the beginning of the quarter were greater than corresponding increases in the cost of raw materials during the quarter, resulting in margin expansion.  Flat roll earnings were nonetheless tempered by mid-quarter price reductions resulting from increased supply brought about by additional domestic flat roll production capacity and increased import activity.  As is typical in the first quarter of the year, metals recycling volumes increased meaningfully when compared to the fourth quarter of 2011.

Segment Operating Results 2012 vs. 2011 (dollars in thousands)

	Three Months Ended			Fourth	Linked
	March 31,			Quarter	Quarter
		%			%
	2012	Change	2011	2011	Change

Net sales
Steel	$1,234,479	(1)%	$1,247,010	$1,215,966	2%
Metals recycling and ferrous resources	1,111,120	0%	1,108,415	907,025	23%
Steel fabrication	74,896	42%	52,652	78,684	(5)%
Other	24,090	(14)%	28,132	20,884	15%
	2,444,585		2,436,209	2,222,559
Intra-company	(462,545)		(420,240)	(364,214)
Consolidated	$1,982,040	(2)%	$2,015,969	$1,858,345	7%

Operating income (loss)
Steel	$137,308	(29)%	$192,955	$115,003	19%
Metals recycling and ferrous resources	4,163	(89)%	39,490	(13,390)	131%
Steel fabrication	(2,668)	7%	(2,883)	(1,820)	(47)%
Other	(16,862)	30%	(24,256)	(17,027)	1%
	121,941	(41)%	205,306	82,766	47%
Eliminations	(2,125)		20	(276)
Consolidated	$119,816	(42)%	$205,326	$82,490	45%

Steel Operations

Steel Operations.  Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture and industrial machinery markets. In the first quarters of 2012 and 2011, our steel operations accounted for 60% and 59%, respectively, of our external net sales. Operating income for the steel segment decreased $55.6 million or 29%, to $137.3 million in the first quarter of 2012 compared to the first quarter of 2011. Gross margin, and correspondingly operating income, compressed due to a $12 decrease in average segment selling prices per ton shipped coupled with an $18 per ton increase in average ferrous scrap cost melted in the first quarter of 2012 as compared to the first quarter of 2011.

Steel Operations Shipments (net tons)

	Three Months Ended				Fourth
	March 31,				Quarter
	2012		2011		2011

Flat Roll Division	658,505		709,614		678,961
The Techs	144,615		200,724		161,789
Sheet products	803,120	59%	910,338	68%	840,750	61%

Structural and Rail Division	261,006		190,661		250,602
Engineered Bar Products Division	157,489		159,015		171,020
Roanoke Bar Division	151,296		121,305		129,113
Steel of West Virginia	77,212		72,056		74,477
Long products	647,003	48%	543,037	40%	625,212	46%

Total shipments	1,450,123		1,453,375		1,465,962
Intra-segment shipments	(28,057)	(2)%	(36,471)	(3)%	(28,548)	(2)%
Segment shipments	1,422,066		1,416,904		1,437,414
Intra-company shipments	(66,119)	(5)%	(73,502)	(5)%	(67,910)	(5)%
External shipments	1,355,947		1,343,402		1,369,504

Sheet Products.  Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. Sheet products represented 59% of our steel segment’s shipped tons in the first quarter of 2012, as compared to 68% in the first quarter of 2011.

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

Net sales for the segment decreased in the first quarter of 2012 by $12.5 million, or 1%, compared to the first quarter of 2011. While total shipments in the first quarter of 2012 were consistent with the first quarter of 2011, there was a shift in mix with sheet products shipments decreasing 12%, or 107,000 tons, and long products sales volumes increasing 19%, or 104,000 tons.  Increased domestic capacity along with attractively priced import opportunities created a headwind in the flat rolled market. While the SBQ market remained strong, our Engineered Bar Products division shipped less volume in the quarter than in the fourth quarter of 2011 as a result of a planned maintenance outage. Although the non-residential construction market continues to be depressed, we have seen improvement in sales, order entry and backlog at our Structural and Rail Division in 2012 as compared to 2011, particularly with our wide flange beam products. Our rail product shipments also continue to show steady improvement, comprising 13% of the mill’s product mix in the first quarter of 2012 compared with 8% in the first quarter of 2011.Our first quarter 2012 average steel operations’ segment selling price per ton shipped, decreased $12 compared with the first quarter of 2011.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations increased $18 in the first quarter 2012 compared with the first quarter of 2011. During the first quarter of 2012 and 2011, respectively, our metallic raw material costs represented 69% and 66% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota iron operations. Our metals recycling and ferrous resources operations segment accounted for 35% of our external net sales in the first quarter of 2012 and 37% in the first quarter of 2011. Operating income for the metals recycling and ferrous resources operations segment decreased $35.3 million in the first quarter of 2012, to $4.2 million, compared to the first quarter of 2011, due primarily to decreased metal margins for both ferrous and nonferrous metals in metals recycling.

Metals Recycling and Ferrous Resources Operations Shipments

	Three Months Ended		Fourth
	March 31,		Quarter
	2012	2011	2011
Ferrous metal (gross tons)
Total	1,582,840	1,528,191	1,314,588
Intra-segment	(1,787)	—	(3,441)
Segment shipments	1,581,053	1,528,191	1,311,147
Intra-company	(761,980)	(669,628)	(582,043)
External shipments	819,073	858,563	729,104

Nonferrous metals (thousands of pounds)
Total and segment shipments	291,636	286,645	255,137
Intra-company	(1,958)	(2,261)	(2,230)
External shipments	289,678	284,384	252,907

Mesabi Nugget (metric tons) — intra-company	46,230	35,767	52,943

Iron Dynamics (metric tons) — intra-company	56,628	61,143	47,471

Metals Recycling.  Our metals recycling operations, OmniSource, represent our metals sourcing and processing operations and are the most significant source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 95% of this segment’s net sales during the first quarters of 2012 and 2011 and $18.8 million (reduced by $6.2 million of amortization expense related to intangible assets) and $42.0 million (reduced by $7.1 million of amortization expense related to intangible assets) of this segments’ operating income for these same quarters, respectively.

During the first quarter of 2012, metals recycling recorded sales of $1.1 billion on shipments of 1.6 million gross tons of ferrous metals and 291.6 million pounds of nonferrous metals, compared with sales of $1.1 billion on shipments of 1.5 million gross tons of ferrous and 286.6 million pounds of nonferrous metals during the same period in 2011. Sales prices of ferrous metals increased 1% in the first quarter of 2012 versus the same period in 2011, while sales prices of nonferrous metals decreased 10%. During the first quarter of 2012, the metals recycling operations provided approximately 52% of the steel scrap purchased by our steel mills. This represented 48% of the metals recycling operations’ ferrous shipments for the first quarter of 2012 and 44% for the first quarter of 2011.

Operating income for metals recycling decreased $23.2 million in the first quarter of 2012, compared to the first quarter of 2011, despite the increase in ferrous and nonferrous shipments, due primarily to decreased metals spreads for both ferrous (9%) and nonferrous (24%) metals. Positive scrap flow throughout the country created an environment of increased supply in the quarter; with the mild weather sustaining obsolete scrap flow, and growing manufacturing and auto production increasing prompt industrial scrap flow.

Ferrous Resources.  Our ferrous resource operations consist of our two ironmaking initiatives:  Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota iron operations, consisting of an iron nugget production facility and planned operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our planned future iron mining operations which is currently in the permitting process, Mesabi Mining; and, our planned iron tailings operations, Mining Resources (owned 80% by us.) The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Since then, we have continued to refine this pioneering production process and changed equipment configurations to increase production and plant availability. The facility’s anticipated annual production capacity is 500,000 metric tons.  In the first quarter of 2012 and 2011, Mesabi Nugget produced 46,000 and 36,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. We are currently constructing the iron tailings operation, which is expected to start up in the third quarter of 2012. This operation is planned to provide iron ore tailings to be concentrated for use by Mesabi Nugget as a low-cost iron concentrate to the nugget production process, replacing higher-priced concentrate from external sources. Losses from our Minnesota iron operations reduced our net income in the first quarter of 2012 by approximately $10 million, $3 million more than in the first quarter of 2011.  The increased losses in the first quarter of 2012 were due to the continued start-up efforts and certain mechanical and operational issues at Mesabi Nugget, which are being addressed during a planned four-week outage which commenced early in the second quarter of 2012.

Steel Fabrication Operations

Our steel fabrication operations represent the company’s New Millennium Building Systems’ plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 4% and 3% of our external net sales during the first quarter of 2012 and 2011, respectively. The operating loss for the segment was $2.7 million in the first quarter of 2012, compared to $2.9 million in the first quarter of 2011. Selling volume and pricing increases were offset by gross margin constriction as the increase in the cost of raw materials outpaced the increase in selling prices.

Net sales for the segment increased by $22.2 million, or 42%, in the first quarter of 2012 compared to the first quarter of 2011, as both pricing and volumes increased in the first quarter of 2012 when compared with the same period in 2011. Our average steel fabrication operations’ selling price per ton shipped increased $49, or 4%, during the first quarter of 2012 versus the same period in 2011. Sales volumes increased 16,000 tons, or 37%, to 60,000 tons in the first quarter of 2012 compared to the first quarter of 2011, with some of this increase coming from market share gains in existing markets, and some related to our expansion into the western United States from the start-up of plants in Arkansas, Nevada and Northern Mexico. We also anticipate continuing to expand our market presence and penetration in the western portion of the United States as we ramp up our operations in that market.

While we have seen increased order entry and sales volumes in 2012 versus 2011, the non-residential construction market continues to recover slowly, with margins being squeezed due to increasing input costs. The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the first quarter of 2012 and 2011, the cost of steel products purchased represented 70% and 68% of the total cost of manufacturing for our steel fabrication operations, respectively; while the cost of steel increased in the first quarter of 2012, as compared to the same period in 2011 by $58 per ton.

First Quarter Consolidated Results 2012 vs. 2011

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $81.4 million during the first quarter of 2012, as compared to $90.4 million during the first quarter of 2011, a decrease of $9.0 million, or 10%. Our selling, general and administrative expenses represented 4% of our total net sales during the first quarter of 2012 and 2011. The decrease in our selling, general and administrative expenses was due primarily to decreased profit sharing expense during the first quarter of 2012 of $7.1 million, consistent with the lower levels of profitability in 2012 as compared to those in 2011.

Interest Expense, net of Capitalized Interest.  During the first quarter of 2012, gross interest expense decreased $2.3 million to $41.4 million, and capitalized interest decreased by $46,000 to $304,000, when compared to the same period in 2011. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. The decrease in gross interest expense in the first quarter of 2012 as compared to the first quarter of 2011 is due to the execution of the January 2012 partial tender offer for $279.7 million of our 7 3/8%  Senior Notes due in November 2012.  We refinanced the tendered notes through the expansion of our senior secured credit facility in the form of a $275.0 million lower interest rate term loan which has minimal amortization requirements, with a final maturity in the third quarter of 2016.  Based on the current refinanced capital structure, we expect the second and third quarters of 2012 will each also benefit by approximately $3.6 million in interest cost savings when compared to our pre-financed structure.

Other (Income) Expense, net.  Other expense was $10.2 million during the first quarter of 2012, as compared to other income of $4.6 million during the same period in 2011. We incurred expenses of $13.9 million during the first quarter of 2012 related to the partial tender of our 7 3/8% Senior Notes. During the first quarter of 2012, we recorded interest income of $1.3 million versus $1.0 million in the same period in 2011.

Income Taxes.  During the first quarter of 2012, our income tax expense was $26.7 million, as compared to $62.3 million during the same period in 2011. Our effective income tax rate before noncontrolling interests was 39.0% and 37.4%, during the first quarter of 2012 and 2011, respectively. The higher effective tax rate in the first quarter of 2012 is due most notably to the inability to recognize any benefit from the research and development tax credits that have not yet been approved by Congress for 2012, and the first quarter of 2011 having discrete tax benefit items that reduced the effective tax rate.

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

Working Capital. Our largest customer is an affiliated company, Heidtman Steel, which represented 6% of our outstanding trade receivables at March 31, 2012, and December 31, 2011. Trade receivables increased $66.4 million during the first three months of 2012 due to increased sales from higher product prices and volumes as compared to the fourth quarter of 2011, as days sales outstanding has remained consistent. Total inventories increased $71.4 million, or 6%, to $1.3 billion during the first three months of 2012. Our raw materials, primarily steel scrap inventories, increased by approximately $35.0 million during the first three months of 2012, with scrap volumes increasing by 72,000 gross tons (9%), and pricing increasing 2%. Our work-in-process and finished goods inventories increased $30.0 million, with volumes increasing by 34,000 net tons. Our trade payables and general accruals increased $25.9 million, or 4%, during the first three months of 2012. The increase in trade payables is a reflection of the increased production activities and increased raw materials at March 31, 2012 compared to that at December 31, 2011. Our profit sharing accrual decreased $29.3 million during the quarter due to the annual payout under the profit sharing plan to eligible employees in the month of February.

Capital Investments.  During the first three months of 2012, we invested $45.6 million in property, plant and equipment, of which 45% related to the construction of our copper rod mill and iron tailings plants. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion and attains appropriate operational metrics. We estimate total capital expenditures for 2012 to be between $225 and $250 million.

Capital Resources and Long-term Debt.  During the first three months of 2012, our total outstanding debt decreased $8.4 million to $2.4 billion. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interest, and our total stockholders’ equity, was 49.6% at March 31, 2012, and 50.1% at December 31, 2011.

We have a senior secured credit facility (Facility) which expires in September 2016 which provides for a $1.1 billion revolver (Revolver). Subject to certain conditions, we have the opportunity to increase the Revolver capacity by an additional $125.0 million. The Facility is guaranteed by certain of our subsidiaries and is secured by substantially all of our accounts receivable and inventories and pledges of shares of our wholly owned subsidiaries’ capital stock. The revolver is available to fund working capital, capital expenditures, and other general corporate purposes.

The outstanding balance on the Revolver must be the lesser of $1.1 billion less other applicable commitments such as letters of credit and other secured debt, as defined within the Facility or the sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments. At March 31, 2012, we had $1.1 billion of availability on the revolver, $16.2 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding. We must maintain minimum liquidity through maturity or repayment of our 7 3/8% senior notes, due November 2012.  The minimum liquidity covenant required is determined by the sum of unrestricted cash and Revolver availability, being at least $150.0 million plus any outstanding amount of the 7 3/8% senior notes due November 2012. The minimum liquidity requirement was $570.3 million at March 31, 2012, and our minimum liquidity is over $1.5 billion; thus we are in compliance with this covenant, and we expect to remain in compliance for its duration.

In January 2012, we expanded our Facility by adding a $275.0 million term loan that matures on September 30, 2016 (Term Loan).  Quarterly principal payments under the Term Loan are required to be made in amounts ranging from 1.25% to 3.75% of the original principal amount, with the unpaid principal balance of approximately $158.0 million due on the maturity date. We used the net proceeds of the Term Loan, together with cash on hand, to fund the January 2012 purchase of $279.7 million of our 7 3/8% Senior Notes, due 2012 pursuant to a tender offer for up to $350 million of the 7 3/8% Senior Notes.

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

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt to EBITDA ratio exceeds 3.50:1:00 at any time, our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At March 31, 2012, our interest coverage ratio and net debt leverage ratio were 4.51:1.00 and 2.62:1.00, respectively. We were therefore in compliance with these covenants at March 31, 2012, and we anticipate we will remain in compliance during 2012.

Cash Dividends.  We declared cash dividends of $21.9 million, or $0.10 per common share, during the first quarter of 2012 and $21.8 million, or $0.10 per common share, during the first quarter of 2011. We paid cash dividends of $21.9 million and $16.3 million during the first quarter of 2012 and 2011, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis.  During the remainder of 2012, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

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

Critical Accounting Policies and Estimates

No material changes have occurred to the indicated critical accounting policies and estimates as disclosed in our 2011 Annual Report on Form 10-K.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings.  We did not have any interest rate swaps during the periods ended March 31, 2012 or 2011.

Commodity Risk

In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of steel products and to the purchase of raw materials used in our operations, such as metallic raw materials, electricity, natural gas, iron concentrate, fuel and zinc. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for certain commodities such as electricity, natural gas and its transportation, fuel, zinc, and iron concentrate. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 24 months for physical commodity requirements and for up to 9 years for commodity transportation requirements. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At March 31, 2012, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or supplier. At March 31, 2012, we had a cumulative unrealized gain associated with these financial contracts of $784,000, substantially all of which have a settlement date within the next twelve months. We believe the customer and supplier contracts associated with the financial contracts will be fully consummated.

ITEM 4.                        CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

The company as well as its various subsidiaries, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of these lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

We are involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois that alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products between January 1, 2005, and the present.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period.  In addition, on December 28, 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. The case has been removed to federal court and transferred to the federal court in Chicago.  All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. On June 12, 2009, however, the Court denied the Motion. The parties are currently conducting discovery related primarily to class certification matters.  Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation. However, we believe that, based on the information available to us at this time, there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20) that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity.

Although not presently necessary or appropriate to make a dollar estimate of exposure to loss, if any, in connection with the above matter, we may in the future determine that a loss accrual is necessary. Although we may make loss accruals, if and as warranted, any amounts that we may accrue from time to time could vary significantly from the amounts we actually pay, due to the inherent uncertainties and shortcomings of the estimation process, the uncertainties involved in litigation and other factors. Additionally, under such circumstances an adverse result could have a material effect on our financial condition, results of operations and liquidity.

ITEM 1A.               RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our 2011 Annual Report on Form 10-K.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

The information required to be furnished pursuant to Item 4 concerning mine safety disclosure matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

Executive Officer Certifications

31.1*

Certification of Principal Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Other

95*	Mine Safety Disclosures.

XBRL Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

101.DEF*	XBRL Taxonomy Definition Document

*      Filed concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2012

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)