Form 10-Q
period 2012-06-30
STEEL DYNAMICS INC
filed 2012-08-07
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, Registrant had 219,167,317 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets
Cash and equivalents	$420,938	$390,761
Investments in short-term commercial paper	9,998	84,830
Accounts receivable, net	660,351	679,898
Accounts receivable-related parties	55,089	42,893
Inventories	1,252,153	1,199,584
Deferred income taxes	26,917	25,341
Income taxes receivable	17,082	16,722
Other current assets	15,816	15,229
Total current assets	2,458,344	2,455,258

Property, plant and equipment, net	2,208,660	2,193,745

Restricted cash	27,806	26,528
Intangible assets, net	433,559	450,893
Goodwill	741,817	745,066
Other assets	101,194	107,736
Total assets	$5,971,380	$5,979,226

Liabilities and Equity
Current liabilities
Accounts payable	$381,250	$414,240
Accounts payable-related parties	11,924	6,584
Income taxes payable	2,164	10,880
Accrued expenses	168,928	185,964
Accrued profit sharing	15,271	38,671
Current maturities of long-term debt	439,912	444,078
Total current liabilities	1,019,449	1,100,417

Long-term debt
Term loan	254,375	—
7 3/8% senior notes, due 2012	—	261,250
5.125% convertible senior notes, due 2014	287,498	287,500
6 ¾% senior notes, due 2015	500,000	500,000
7 ¾% senior notes, due 2016	500,000	500,000
7 5/8% senior notes, due 2020	350,000	350,000
Other long-term debt	36,224	37,272
Total long-term debt	1,928,097	1,936,022

Deferred income taxes	510,479	489,915
Other liabilities	81,795	82,278
Commitments and contingencies
Redeemable noncontrolling interest	77,424	70,694

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 255,225,325 and 255,052,811 shares issued; and 219,154,966 and 218,873,720 shares outstanding, as of June 30, 2012 and December 31, 2011, respectively	636	636
Treasury stock, at cost; 36,070,359 and 36,179,091 shares, as of June 30, 2012 and December 31, 2011, respectively	(720,481)	(722,653)
Additional paid-in capital	1,033,086	1,026,157
Retained earnings	2,058,108	2,011,801
Total Steel Dynamics, Inc. equity	2,371,349	2,315,941
Noncontrolling interests	(17,213)	(16,041)
Total equity	2,354,136	2,299,900
Total liabilities and equity	$5,971,380	$5,979,226

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales
Unrelated parties	$1,830,117	$2,004,283	$3,735,192	$3,945,947
Related parties	79,686	75,448	156,651	149,753
Total net sales	1,909,803	2,079,731	3,891,843	4,095,700

Costs of goods sold	1,727,667	1,803,345	3,508,443	3,523,560
Gross profit	182,136	276,386	383,400	572,140

Selling, general and administrative expenses	61,235	63,631	125,619	128,772
Profit sharing	8,211	14,454	16,283	29,657
Amortization of intangible assets	8,991	10,082	17,983	20,166
Total selling, general and administrative expenses	78,437	88,167	159,885	178,595

Operating income	103,699	188,219	223,515	393,545

Interest expense, net of capitalized interest	41,106	44,812	82,218	88,158
Other expense (income), net	(1,892)	(5,745)	8,356	(10,312)
Income before income taxes	64,485	149,152	132,941	315,699

Income taxes	25,180	53,326	51,859	115,643

Net income	39,305	95,826	81,082	200,056

Net loss attributable to noncontrolling interests	5,167	2,884	9,065	4,557
Net income attributable to Steel Dynamics, Inc.	$44,472	$98,710	$90,147	$204,613

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$.20	$.45	$.41	$.94

Weighted average common shares outstanding	219,104	218,500	219,050	218,246

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.20	$.43	$.40	$.89

Weighted average common shares and share equivalents outstanding	236,208	236,266	236,367	236,245

Dividends declared per share	$.10	$.10	$.20	$.20

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Operating activities:
Net income	$39,305	$95,826	$81,082	$200,056

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,502	56,257	111,074	111,003
Equity-based compensation	2,602	3,812	8,725	7,522
Deferred income taxes	10,634	9,028	19,831	21,963
(Gain)loss on disposal of property, plant and equipment	326	139	(413)	96
Changes in certain assets and liabilities:
Accounts receivable	73,734	34,536	12,914	(227,212)
Inventories	18,787	(9,026)	(36,303)	(81,133)
Other assets	(393)	2,315	2,567	5,697
Accounts payable	(60,837)	2,750	(25,935)	96,925
Income taxes receivable/payable	(26,468)	(17,119)	(9,076)	28,320
Accrued expenses	(12,590)	(12,521)	(42,446)	6,697
Net cash provided by operating activities	100,602	165,997	122,020	169,934

Investing activities:
Purchases of property, plant and equipment	(54,789)	(34,976)	(100,344)	(53,669)
Proceeds from maturity of short-term commercial paper	54,984	—	74,832	—
Other investing activities	678	2,142	(21,034)	999
Net cash provided by (used in) investing activities	873	(32,834)	(46,546)	(52,670)

Financing activities:
Issuance of current and long-term debt	—	—	289,969	5,126
Repayment of current and long-term debt	(21,896)	(491)	(305,344)	(7,816)
Debt issuance costs	—	—	(2,188)	—
Proceeds from exercise of stock options, including related tax effect	341	4,569	1,438	12,865
Contributions from noncontrolling investors, net	5,117	1,470	14,623	1,887
Dividends paid	(21,908)	(21,830)	(43,795)	(38,148)
Net cash used in financing activities	(38,346)	(16,282)	(45,297)	(26,086)

Increase in cash and equivalents	63,129	116,881	30,177	91,178
Cash and equivalents at beginning of period	357,809	160,810	390,761	186,513

Cash and equivalents at end of period	$420,938	$277,691	$420,938	$277,691

Supplemental disclosure information:
Cash paid for interest	$62,807	$71,047	$81,560	$86,157
Cash paid for federal and state income taxes, net	$41,302	$60,455	$40,347	$61,975

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 63% and 61% of the company’s external net sales during the three-month periods ended June 30, 2012 and 2011, respectively, and 62% and 60% of the company’s external net sales during the six-month periods ended June 30, 2012 and 2011, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations include OmniSource Corporation (OmniSource), the company’s metals recycling, steel scrap procurement, and processing locations, and our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility; and our Minnesota iron operations, an iron nugget production facility and planned operations to supply the nugget facility with its primary raw material, iron concentrate. Metals recycling and ferrous resources operations accounted for approximately 31% and 35% of the company’s external net sales during the three-month periods ended June 30, 2012 and 2011, respectively, and 33% and 36% of the company’s external net sales during the six-month periods ended June 30, 2012 and 2011, respectively.

Steel Fabrication Operations.  Steel fabrication operations include the company’s New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 5% and 3% of the company’s external net sales during the three-month periods ended June 30, 2012 and 2011, respectively, and 4% and 3% of the company’s external net sales during the six-month periods ended June 30, 2012 and 2011, respectively.

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

Goodwill.  The company’s goodwill is allocated to the following reporting units at June 30, 2012, and December 31, 2011, (in thousands):

	June 30,	December 31,
	2012	2011
OmniSource — Metals Recycling/Ferrous Resources Segment	$568,068	$571,317
The Techs — Steel Segment	142,783	142,783
Roanoke Bar Division — Steel Segment	29,041	29,041
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$741,817	$745,066

OmniSource goodwill decreased $3.2 million from December 31, 2011 to June 30, 2012, in recognition of the 2012 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options and restricted shares, and dilutive shares related to the company’s 5.125% convertible senior notes, and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 6.6 million and 1.2 million shares were anti-dilutive at June 30, 2012 and 2011, respectively.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended June 30,
	2012			2011
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$44,472	219,104	$.20	$98,710	218,500	$.45
Dilutive stock option effect	—	722		—	1,384
5.125% convertible senior notes, net of tax	2,358	16,382		2,358	16,382
Diluted earnings per share	$46,830	236,208	$.20	$101,068	236,266	$.43

	Six Months Ended June 30,
	2012			2011
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$90,147	219,050	$.41	$204,613	218,246	$.94
Dilutive stock option effect	—	935		—	1,617
5.125% convertible senior notes, net of tax	4,716	16,382		4,716	16,382
Diluted earnings per share	$94,863	236,367	$.40	$209,329	236,245	$.89

Note 3.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Raw materials	$654,831	$609,150
Supplies	262,061	251,716
Work-in-progress	82,839	106,609
Finished goods	252,422	232,109
Total inventories	$1,252,153	$1,199,584

Note 4.  Debt

On January 11, 2012, the company expanded its senior secured credit facility by adding a $275.0 million term loan that matures on September 30, 2016 (Term Loan).  Quarterly principal payments under the Term Loan are required to be made in amounts ranging from 1.25% to 3.75% of the original principal amount, with the unpaid principal balance of approximately $158.0 million due on the maturity date.  The company used the net proceeds of the Term Loan, together with cash on hand, to fund the January 2012 purchase of $279.7 million of the company’s 7 3/8% Senior Notes, due 2012 pursuant to a tender offer. As a result of the tender, the company recorded expenses of $13.9 million in January 2012 related to the tender premium, unamortized debt issuance costs write-off, and tender expenses, which are reflected in other expenses in the consolidated statement of income for the six-months ended June 30, 2012.

On August 2, 2012, the company announced that it plans to sell approximately $750 million aggregate principal amount of debt securities in a transaction exempt from the registration requirements of the Securities Act of 1933, subject to market and other conditions. Pursuant to a concurrent debt tender offer and consent solicitation (Offer), the company intends to use the proceeds from this new debt financing, along with available cash, to purchase up to $210.0 million of the $420.3 million outstanding aggregate principal amount of the 7 3/8% Senior Notes due 2012 and for any and all of the $500.0 million outstanding aggregate principal amount of the 7 3/4% Senior Notes due 2016 (collectively, the “Notes”), and to pay fees and expenses associated with the tender offer and consent solicitation.  The Offer is subject to a number of conditions including, without limitation, the completion of the new debt financing on terms reasonably satisfactory to the company and in an amount generating net proceeds sufficient to purchase the Notes tendered in the Offer, up to the tender cap.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity attributable to the noncontrolling interests (in thousands):

		Stockholders of Steel Dynamics, Inc.
	Total	Common	Additional Paid-In	Retained	Treasury	Noncontrolling
	Equity	Stock	Capital	Earnings	Stock	Interests

Balances at January 1, 2012	$2,299,900	$636	$1,026,157	$2,011,801	$(722,653)	$(16,041)
Proceeds from the exercise of stock options, including related tax effect	1,438	—	1,438	—	—	—
Dividends declared	(43,840)	—	—	(43,840)	—	—
Equity-based compensation and issuance of restricted stock	7,661	—	5,491	—	2,170	—
Conversion of 5.125% convertible senior notes	2	—	—	—	2	—
Contributions from noncontrolling investors	7,973	—	—	—	—	7,973
Distributions to noncontrolling investor	(80)	—	—	—	—	(80)
Net income (loss)	81,082	—	—	90,147	—	(9,065)
Balances at June 30, 2012	$2,354,136	$636	$1,033,086	$2,058,108	$(720,481)	$(17,213)

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

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s commodity option and futures contract commitments as of June 30, 2012 (MT represents metric tons and Lbs represents pounds):

Commodity Options — nickel	60	MT

Commodity Futures	Long/Short	Total
Aluminum	Long	6,600	MT
Aluminum	Short	5,800	MT
Copper	Long	4,797	MT
Copper	Short	15,547	MT
Nickel	Short	90	MT
Silver	Short	343	Lbs

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments (continued)

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of June 30, 2012, and December 31, 2011, and for the three and six-month periods ended June 30, 2012 and 2011 (in thousands):

		Fair Value
		June 30, 2012	December 31, 2011
Balance Sheets
Commodity futures and options — net asset	Other current assets	$1,864	$—
Commodity futures — net liability	Accrued expenses	—	1,219

		Gain for Three Months Ended
		June 30, 2012	June 30, 2011
Statements of Income
Commodity futures	Costs of goods sold	$5,893	$1,422

		Gain for Six Months Ended
		June 30, 2012	June 30, 2011
Statements of Income
Commodity futures	Costs of goods sold	$2,275	$4,345

Note 7.  Fair Value Measurements

FASB accounting standards provide a comprehensive framework for measuring fair value and set forth a definition of fair value and establish a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  Levels within the hierarchy are defined as follows:

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of  June 30, 2012, and December 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Investments in short-term commercial paper	$9,998	$—	$9,998	$—
Commodity options — financial liabilities	9	—	9	—
Commodity futures — financial assets	6,138	—	6,138	—
Commodity futures — financial liabilities	4,265	—	4,265	—

December 31, 2011
Investments in short-term commercial paper	$84,830	$—	$84,830	$—
Commodity futures — financial assets	3,159	—	3,159	—
Commodity futures — financial liabilities	4,378	—	4,378	—

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair values of short-term commercial paper and commodity futures and options contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices, was approximately $2.4 billion and $2.5 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion) at June 30, 2012 and December 31, 2011, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Commitments and Contingencies

The company is involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois that alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products during the period of the alleged conspiracy.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits, but this motion was denied.  The parties have been conducting discovery related primarily to class certification matters, and on May 24, 2012, Plaintiffs filed their Motion for Class Certification. A time frame for hearing this Motion has not yet been determined. Due to the uncertainties of litigation, the company cannot presently determine the ultimate outcome of this litigation. However, the company believes that, based on the information available to us at this time, there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20) that the outcome of these legal proceedings would have a material impact on the company’s financial condition, results of operations, or liquidity.

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

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment and intra-company sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2011, for more information related to the company’s segment reporting.  The company’s segment results for the three and six-month periods ended June 30, 2012 and 2011 are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
June 30, 2012	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated
(in thousands)

Net Sales
External	$1,157,908	$533,841	$95,767	$16,183		$—		$1,803,699
External Non-U.S.	49,392	56,668	—	44		—		106,104
Other segments	52,923	329,947	—	4,164		(387,034)		—
	1,260,223	920,456	95,767	20,391		(387,034)		1,909,803
Operating income (loss)	136,597	(19,371)	193	(14,673	)(1)	953	(2)	103,699
Income (loss) before income taxes	118,049	(28,830)	(1,449)	(24,238)		953		64,485
Depreciation and amortization	26,384	25,591	2,059	1,519		(51)		55,502
Capital expenditures	6,275	46,857	1,329	328		—		54,789

As of June 30, 2012
Assets	2,604,810	2,607,834	255,967	725,717	(3)	(222,948	)(4)	5,971,380
Liabilities	464,861	574,204	14,807	2,699,661	(5)	(213,713	)(6)	3,539,820

Footnotes related to the three months ended June 30, 2012 segment results (in millions):

(1)	Corporate SG&A	$(7.2)
	Company-wide stock option expense	(2.0)
	Profit sharing	(5.9)
	Other, net	0.4
		$(14.7)

(2)	Gross profit increase from intra-company sales	$1.0

(3)	Cash and equivalents	$309.2
	Investments in short-term commercial paper	10.0
	Income taxes receivable	17.1
	Deferred income taxes	26.9
	Property, plant and equipment, net	83.9
	Debt issuance costs, net	22.3
	Intra-company debt	170.6
	Other	85.7
		$725.7

(4)	Elimination of intra-company receivables	$(38.8)
	Elimination of intra-company debt	(170.6)
	Other	(13.5)
		$(222.9)

(5)	Accounts payable	$28.7
	Income taxes payable	2.9
	Accrued interest	31.0
	Accrued profit sharing	12.6
	Debt	2,330.0
	Deferred income taxes	213.0
	Other	81.5
		$2,699.7

(6)	Elimination of intra-company payables	$(41.2)
	Elimination of intra-company debt	(170.6)
	Other	(1.9)
		$(213.7)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (continued)

For the three months ended		Metals Recycling /	Steel Fabrication
June 30, 2011	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated
(in thousands)

Net Sales
External	$1,221,472	$647,845	$61,939	$25,718		$—		$1,956,974
External Non-U.S.	45,803	76,834	—	120		—		122,757
Other segments	62,191	353,192	23	2,948		(418,354)		—
	1,329,466	1,077,871	61,962	28,786		(418,354)		2,079,731
Operating income (loss)	213,968	3,885	(1,635)	(25,422	)(1)	(2,577	)(2)	188,219
Income (loss) before income taxes	192,782	(6,354)	(3,334)	(31,338)		(2,604)		149,152
Depreciation and amortization	27,651	25,706	1,620	1,331		(51)		56,257
Capital expenditures	11,155	21,632	419	1,770		—		34,976

As of June 30, 2011
Assets	2,712,461	2,536,751	229,988	632,242	(3)	(210,989	)(4)	5,900,453
Liabilities	467,195	563,908	16,715	2,740,245	(5)	(199,098	)(6)	3,588,965

Footnotes related to the three months ended June 30, 2011 segment results (in millions):

(1)	Corporate SG&A	$(10.0)
	Company-wide stock option expense	(3.7)
	Profit sharing	(11.9)
	Other, net	0.2
	Total	$(25.4)

(2)	Margin reduction from intra-company sales	$(2.6)

(3)	Cash and equivalents	$265.6
	Income taxes receivable	15.3
	Deferred income taxes	21.1
	Property, plant and equipment, net	69.9
	Debt issuance costs	21.0
	Intra-company debt	153.7
	Other	85.6
	Total	$632.2

(4)	Elimination of intra-company receivables	$(42.3)
	Elimination of intra-company debt	(153.7)
	Other	(15.0)
	Total	$(211.0)

(5)	Accounts payable	35.4
	Income taxes payable	11.6
	Accrued interest	33.7
	Accrued profit sharing	25.8
	Debt	2,340.9
	Deferred income taxes	227.0
	Other	65.8
	Total	$2,740.2

(6)	Elimination of intra-company payables	$(43.8)
	Elimination of intra-company debt	(153.7)
	Other	(1.6)
	Total	$(199.1)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (continued)

For the six months ended		Metals Recycling /	Steel Fabrication
June 30, 2012	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated
(in thousands)

Net Sales
External	$2,293,820	$1,167,975	$170,659	$36,915		$—		$3,669,369
External Non-U.S.	100,200	122,134	—	140		—		222,474
Other segments	100,682	741,467	4	7,426		(849,579)		—
	2,494,702	2,031,576	170,663	44,481		(849,579)		3,891,843
Operating income (loss)	273,905	(15,208)	(2,475)	(31,535	)(1)	(1,172	)(2)	223,515
Income (loss) before income taxes	237,127	(33,103)	(5,633)	(64,278)		(1,172)		132,941
Depreciation and amortization	52,468	51,665	3,907	3,136		(102)		111,074
Capital expenditures	12,223	84,763	2,497	861		—		100,344

Footnotes related to the six months ended June 30, 2012 segment results (in millions):

(1)	Corporate SG&A	$(14.8)
	Company-wide stock option expense	(5.7)
	Profit sharing	(12.4)
	Other, net	1.4
		$(31.5)

(2)	Gross profit reduction from intra-company sales	$(1.2)

For the six months ended		Metals Recycling /	Steel Fabrication
June 30, 2011	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated
(in thousands)

Net Sales
External	$2,367,961	$1,320,186	$114,018	$51,242		$—		$3,853,407
External Non-U.S.	94,378	147,658	—	257		—		242,293
Other segments	114,137	718,442	596	5,419		(838,594)		—
	2,576,476	2,186,286	114,614	56,918		(838,594)		4,095,700
Operating income (loss)	406,923	43,375	(4,518)	(49,678	)(1)	(2,557	)(2)	393,545
Income (loss) before income taxes	365,491	22,730	(7,779)	(62,080)		(2,663)		315,699
Depreciation and amortization	54,844	50,620	3,122	2,519		(102)		111,003
Capital expenditures	18,434	31,883	951	2,401		—		53,669

Footnotes related to the six months ended June 30, 2011 segment results (in millions):

(1)	Corporate SG&A	$(19.3)
	Company-wide stock option expense	(7.4)
	Profit sharing	(25.2)
	Other, net	2.2
	Total	$(49.7)

(2)	Margin reduction from intra-company sales	$(2.6)

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

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of June 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$304,807	$105,248	$10,883	$—	$420,938
Investments in short-term commercial paper	9,998	—	—	—	9,998
Accounts receivable, net	302,173	767,638	11,230	(365,601)	715,440
Inventories	648,242	522,961	84,899	(3,949)	1,252,153
Other current assets	71,774	7,755	1,910	(21,624)	59,815
Total current assets	1,336,994	1,403,602	108,922	(391,174)	2,458,344
Property, plant and equiment, net	1,028,099	656,804	526,482	(2,725)	2,208,660
Intangible assets, net	—	433,559	—	—	433,559
Goodwill	—	741,817	—	—	741,817
Other assets, including investments in subs	2,819,033	31,869	9,417	(2,731,319)	129,000
Total assets	$5,184,126	$3,267,651	$644,821	$(3,125,218)	$5,971,380

Accounts payable	$123,796	$268,860	$39,208	$(38,690)	$393,174
Accrued expenses	110,034	100,385	11,665	(35,721)	186,363
Current maturities of long-term debt	434,498	300	25,608	(20,494)	439,912
Total current liabilities	668,328	369,545	76,481	(94,905)	1,019,449
Long-term debt	1,898,084	—	215,034	(185,021)	1,928,097
Other liabilities	246,365	2,146,367	41,360	(1,841,818)	592,274

Redeemable noncontrolling interest	—	—	77,424	—	77,424

Common stock	636	33,896	18,121	(52,017)	636
Treasury stock	(720,481)	—	—	—	(720,481)
Additional paid-in-capital	1,033,086	117,737	384,888	(502,625)	1,033,086
Retained earnings (deficit)	2,058,108	600,106	(151,274)	(448,832)	2,058,108
Total Steel Dynamics, Inc. equity	2,371,349	751,739	251,735	(1,003,474)	2,371,349
Noncontrolling interests	—	—	(17,213)	—	(17,213)
Total equity	2,371,349	751,739	234,522	(1,003,474)	2,354,136
Total liabilities and equity	$5,184,126	$3,267,651	$644,821	$(3,125,218)	$5,971,380

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

			Combined	Consolidating	Total
As of December 31, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$301,073	$58,699	$30,989	$—	$390,761
Investments in short-term commercial paper	84,830	—	—	—	84,830
Accounts receivable, net	319,995	726,192	8,971	(332,367)	722,791
Inventories	584,079	533,022	85,046	(2,563)	1,199,584
Other current assets	83,116	4,119	2,304	(32,247)	57,292
Total current assets	1,373,093	1,322,032	127,310	(367,177)	2,455,258
Property, plant and equiment, net	1,059,011	660,048	477,514	(2,828)	2,193,745
Intangible assets, net	—	450,893	—	—	450,893
Goodwill	—	745,066	—	—	745,066
Other assets, including investments in subs	2,791,718	33,507	9,853	(2,700,814)	134,264
Total assets	$5,223,822	$3,211,546	$614,677	$(3,070,819)	$5,979,226

Accounts payable	$155,220	$273,049	$23,195	$(30,640)	$420,824
Accrued expenses	157,868	98,498	10,012	(30,863)	235,515
Current maturities of long-term debt	439,199	300	53,551	(48,972)	444,078
Total current liabilities	752,287	371,847	86,758	(110,475)	1,100,417
Long-term debt	1,905,199	—	169,797	(138,974)	1,936,022
Other liabilities	250,395	2,132,778	51,625	(1,862,605)	572,193

Redeemable noncontrolling interest	—	—	70,694	—	70,694

Common stock	636	33,896	18,121	(52,017)	636
Treasury stock	(722,653)	—	—	—	(722,653)
Additional paid-in-capital	1,026,157	117,737	347,151	(464,888)	1,026,157
Retained earnings (deficit)	2,011,801	555,288	(113,428)	(441,860)	2,011,801
Total Steel Dynamics, Inc. equity	2,315,941	706,921	251,844	(958,765)	2,315,941
Noncontrolling interests	—	—	(16,041)	—	(16,041)
Total equity	2,315,941	706,921	235,803	(958,765)	2,299,900
Total liabilities and equity	$5,223,822	$3,211,546	$614,677	$(3,070,819)	$5,979,226

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
June 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$926,791	$2,181,236	$36,022	$(1,234,246)	$1,909,803
Costs of goods sold	804,586	2,084,159	56,063	(1,217,141)	1,727,667
Gross profit (loss)	122,205	97,077	(20,041)	(17,105)	182,136
Selling, general and administrative	24,703	52,935	4,449	(3,650)	78,437
Operating income (loss)	97,502	44,142	(24,490)	(13,455)	103,699
Interest expense, net of capitalized interest	27,213	13,605	1,739	(1,451)	41,106
Other (income) expense, net	(2,695)	194	(844)	1,453	(1,892)
Income (loss) before income taxes and equity in net income of subsidiaries	72,984	30,343	(25,385)	(13,457)	64,485
Income taxes (benefit)	18,710	11,552	18	(5,100)	25,180
	54,274	18,791	(25,403)	(8,357)	39,305
Equity in net income of subsidiaries	(9,802)	—	—	9,802	—
Net loss attributable to noncontrolling interests	—	—	5,167	—	5,167
Net income (loss) attributable to Steel Dynamics, Inc.	$44,472	$18,791	$(20,236)	$1,445	$44,472

For the three months ended,			Combined	Consolidating	Total
June 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$952,487	$2,344,958	$50,943	$(1,268,657)	$2,079,731
Costs of goods sold	754,436	2,239,226	66,156	(1,256,473)	1,803,345
Gross profit (loss)	198,051	105,732	(15,213)	(12,184)	276,386
Selling, general and administrative	35,528	54,094	1,948	(3,403)	88,167
Operating income (loss)	162,523	51,638	(17,161)	(8,781)	188,219
Interest expense, net of capitalized interest	26,125	18,264	2,413	(1,990)	44,812
Other (income) expense, net	(3,704)	(3,089)	(968)	2,016	(5,745)
Income (loss) before income taxes and equity in net income of subsidiaries	140,102	36,463	(18,606)	(8,807)	149,152
Income taxes (benefit)	42,811	13,768	(56)	(3,197)	53,326
	97,291	22,695	(18,550)	(5,610)	95,826
Equity in net income of subsidiaries	1,419	—	—	(1,419)	—
Net loss attributable to noncontrolling interests	—	—	2,884	—	2,884
Net income (loss) attributable to Steel Dynamics, Inc.	$98,710	$22,695	$(15,666)	$(7,029)	$98,710

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

For the six months ended,			Combined	Consolidating	Total
June 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,839,984	$4,489,392	$82,857	$(2,520,390)	$3,891,843
Costs of goods sold	1,590,153	4,283,057	119,957	(2,484,724)	3,508,443
Gross profit (loss)	249,831	206,335	(37,100)	(35,666)	383,400
Selling, general and administrative	52,269	107,490	6,908	(6,782)	159,885
Operating income (loss)	197,562	98,845	(44,008)	(28,884)	223,515
Interest expense, net of capitalized interest	54,430	27,211	3,449	(2,872)	82,218
Other (income) expense, net	8,074	(870)	(1,721)	2,873	8,356
Income (loss) before income taxes and equity in net income of subsidiaries	135,058	72,504	(45,736)	(28,885)	132,941
Income taxes (benefit)	34,580	27,686	371	(10,778)	51,859
	100,478	44,818	(46,107)	(18,107)	81,082
Equity in net income of subsidiaries	(10,331)	—	—	10,331	—
Net loss attributable to noncontrolling interests	—	—	9,065	—	9,065
Net income (loss) attributable to Steel Dynamics, Inc.	$90,147	$44,818	$(37,042)	$(7,776)	$90,147

For the six months ended,			Combined	Consolidating	Total
June 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,865,304	$4,646,505	$98,465	$(2,514,574)	$4,095,700
Costs of goods sold	1,483,977	4,404,604	123,751	(2,488,772)	3,523,560
Gross profit (loss)	381,327	241,901	(25,286)	(25,802)	572,140
Selling, general and administrative	72,192	109,987	4,070	(7,654)	178,595
Operating income (loss)	309,135	131,914	(29,356)	(18,148)	393,545
Interest expense, net of capitalized interest	51,821	35,526	4,727	(3,916)	88,158
Other (income) expense, net	(6,883)	(5,764)	(1,686)	4,021	(10,312)
Income (loss) before income taxes and equity in net income of subsidiaries	264,197	102,152	(32,397)	(18,253)	315,699
Income taxes (benefit)	83,740	38,672	(13)	(6,756)	115,643
	180,457	63,480	(32,384)	(11,497)	200,056
Equity in net income of subsidiaries	24,156	—	—	(24,156)	—
Net loss attributable to noncontrolling interests	—	—	4,557	—	4,557
Net income (loss) attributable to Steel Dynamics, Inc.	$204,613	$63,480	$(27,827)	$(35,653)	$204,613

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the six months ended,			Combined	Consolidating	Total
June 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$24,722	$116,105	$(23,941)	$5,134	$122,020
Net cash provided by (used in) investing activities	8,922	(55,747)	(54,773)	55,052	(46,546)
Net cash provided by (used in) financing activities	(29,910)	(13,809)	58,608	(60,186)	(45,297)
Increase (decrease) in cash and equivalents	3,734	46,549	(20,106)	—	30,177
Cash and equivalents at beginning of period	301,073	58,699	30,989	—	390,761
Cash and equivalents at end of period	$304,807	$105,248	$10,883	$—	$420,938

For the six months ended,			Combined	Consolidating	Total
June 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$158,937	$34,056	$(14,392)	$(8,667)	$169,934
Net cash used in investing activities	(14,734)	(25,017)	(12,919)	—	(52,670)
Net cash provided by (used in) financing activities	(53,645)	(10,497)	29,389	8,667	(26,086)
Increase (decrease) in cash and equivalents	90,558	(1,458)	2,078	—	91,178
Cash and equivalents at beginning of period	173,563	10,628	2,322	—	186,513
Cash and equivalents at end of period	$264,121	$9,170	$4,400	$—	$277,691

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

Overview

Net income was $44.5 million, or $0.20 per diluted share, during the second quarter of 2012, compared with net income of $98.7 million, or $0.43 per diluted share, during the second quarter of 2011, and net income of $45.7 million, or $0.20 per diluted share, during the first quarter of 2012. Our net sales decreased $169.9 million, or 8%, to $1.9 billion in the second quarter of 2012 versus the second quarter of 2011, while net sales decreased $72.2 million, or 4%, versus the first quarter of 2012. Our gross profit percentage was 10% during the second quarter of 2012 as compared to 13% for the second quarter of 2011, and 10% for the first quarter of 2012.

While second quarter 2012 external steel shipments increased 6% as compared to the second quarter of 2011 (with flat roll shipments increasing 1% and long products shipments increasing 10%) and fabrication volumes increased 63%; metals recycling external ferrous metals shipments decreased 8% while nonferrous shipments were consistent. Despite overall consolidated second quarter 2012 shipping volume increases, consolidated net sales decreased 8% compared to the prior year second quarter due to decreased selling prices in all our operations. Operating income decreased 45% in the second quarter 2012 as compared to the same period in 2011, as gross margins decreased from the historically high margins achieved in the first half of 2011within the Flat Roll Division, as well as in our metals recycling operations. The average external selling price per ton shipped for the company’s steel operations decreased $93 per ton in the second quarter of 2012 compared to the prior year second quarter while the average ferrous scrap cost per ton melted decreased only $19 for the same comparative period.

Looking at the second quarter of 2012 as compared to the first quarter of 2012, steel and fabrication external shipments increased 4% and 29%, respectively, while metals recycling external nonferrous shipments decreased 12% and ferrous external shipments remained consistent. Consolidated quarterly operating income decreased 13% sequentially due primarily to weakening metals recycling ferrous and nonferrous metal margins, and decreases in nonferrous selling volumes. The domestic ferrous scrap market became oversupplied during the second quarter due to decreased exports of ferrous scrap as well as declining domestic steel mill utilization rates. The result was weakening ferrous prices throughout the second quarter, and a resulting 10% reduction in ferrous metal margins. Nonferrous metals margins also declined in the second quarter, most notably in copper.  These factors caused overall metals recycling metal margins to decrease 21% quarter versus quarter resulting in a $20 million decrease in metals recycling operating income in the second quarter of 2012 as compared to the first quarter in 2012.

Segment Operating Results 2012 vs. 2011 (dollars in thousands)

	Three Months Ended			First	Sequential	Six Months Ended
	June 30,			Quarter	Quarter	June 30,
	2012	% Change	2011	2012	% Change	2012	% Change	2011

Net sales:
Steel	$1,260,223	(5)%	$1,329,466	$1,234,479	2%	$2,494,702	(3)%	$2,576,476
Metals recycling and ferrous resources	920,456	(15)%	1,077,871	1,111,120	(17)%	2,031,576	(7)%	2,186,286
Steel fabrication	95,767	55%	61,962	74,896	28%	170,663	49%	114,614
Other	20,390	(29)%	28,786	24,090	(15)%	44,480	(22)%	56,918
	2,296,836		2,498,085	2,444,585		4,741,421		4,934,294
Intra-company	(387,033)		(418,354)	(462,545)		(849,578)		(838,594)
Consolidated	$1,909,803	(8)%	$2,079,731	$1,982,040	(4)%	$3,891,843	(5)%	$4,095,700

Operating income (loss):
Steel	$136,597	(36)%	$213,968	$137,308	(1)%	$273,905	(33)%	$406,923
Metals recycling and ferrous resources	(19,371)	(599)%	3,885	4,163	(565)%	(15,208)	(135)%	43,375
Steel fabrication	193	112%	(1,635)	(2,668)	107%	(2,475)	45%	(4,518)
Other	(14,673)	42%	(25,422)	(16,862)	13%	(31,535)	37%	(49,678)
	102,746	(46)%	190,796	121,941	(16)%	224,687	(43)%	396,102
Eliminations	953		(2,577)	(2,125)		(1,172)		(2,557)
Consolidated	$103,699	(45)%	$188,219	$119,816	(13)%	$223,515	(43)%	$393,545

Steel Operations

Steel Operations.  Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture and industrial machinery markets. In the second quarters of 2012 and 2011, our steel operations accounted for 63% and 61%, respectively, of our external net sales. Operating income for the steel segment decreased $77.4 million or 36%, to $136.6 million in the second quarter of 2012 compared to the second quarter of 2011. Gross margin, and correspondingly operating income, compressed due to a $93 decrease in average segment selling prices per ton shipped coupled with only a $19 per ton decrease in average ferrous scrap cost melted in the second quarter of 2012, as compared to the second quarter of 2011. Operating income for the steel segment decreased $133.0 million or 33%, to $273.9 million in the first half of 2012 compared to the first half of 2011. Gross margin, and correspondingly operating income, compressed due to a $53 decrease in average segment selling prices per ton shipped while the average ferrous scrap cost melted in the first half of 2012 virtually unchanged from the first half of 2011.

Steel Operations Shipments (net tons)

	Three Months Ended				First		Six Months Ended
	June 30,				Quarter		June 30,
	2012		2011		2012		2012		2011

Flat Roll Division	706,944		680,679		658,505		1,365,449		1,390,293
The Techs	171,437		186,903		144,615		316,052		387,627
Sheet products	878,381	58%	867,582	60%	803,120	55%	1,681,501	57%	1,777,920	61%

Structural and Rail Division	252,524		213,368		261,006		513,530		404,029
Engineered Bar Products Division	166,208		144,280		157,489		323,697		303,295
Roanoke Bar Division	149,010		152,906		151,296		300,306		274,211
Steel of West Virginia	74,456		74,882		77,212		151,668		146,938
Long products	642,198	42%	585,436	40%	647,003	45%	1,289,201	43%	1,128,473	39%

Total shipments	1,520,579		1,453,018		1,450,123		2,970,702		2,906,393
Intra-segment shipments	(29,560)	(2)%	(35,842)	(2)%	(28,057)	(2)%	(57,617)	(2)%	(72,313)	(3)%
Segment shipments	1,491,019		1,417,176		1,422,066		2,913,085		2,834,080
Intra-company shipments	(77,315)	(5)%	(79,568)	(6)%	(66,119)	(5)%	(143,434)	(5)%	(153,070)	(5)%
External shipments	1,413,704		1,337,608		1,355,947		2,769,651		2,681,010

Sheet Products.  Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. Sheet products represented 58% of total steel total shipped tons in the second quarter of 2012, as compared to 60% in the second quarter of 2011.

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

Net sales for the segment decreased in the second quarter of 2012 by $69.2 million, or 5%, compared to the second quarter of 2011. While total shipments in the second quarter of 2012 were 5% higher than the second quarter of 2011, there was a shift in mix with long products shipments increasing 10%, or 57,000 tons, outpacing the sheet products sales volumes increase of 1%, or 11,000 tons. Rail product shipments continue to show steady improvement, with the second quarter of 2012 shipments increasing 10% over the second quarter of 2011. Our second quarter 2012 average steel operations’ segment selling price per ton shipped, decreased $93 compared with the second quarter of 2011, as the high sheet selling prices seen in the second quarter of 2011 were not duplicated in the market in 2012, as increased domestic flat roll capacity and increased imports did not support higher pricing.

Net sales for the segment decreased by $81.8 million, or 3%, in the first six months of 2012 compared to the same period in 2011. While demand for our steel products improved moderately overall in 2012 compared to the first six months of 2011 there was an even more pronounced shift in mix to long products in the first six months of 2012 compared to the same period in 2011, than in the second quarter comparison noted above. Segment shipments for the first six months of 2012 were up 3% overall compared to the same period in 2011, with sheet products decreasing 5%, while long products increased 14%. Our first six months 2012 average steel operations’ segment selling price per ton shipped decreased $54 compared with the first six months of 2011, as the high sheet selling prices seen in the first half of 2011 were not duplicated in the market in 2012.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations decreased $19 in the second quarter 2012 compared with the second quarter of 2011. During the second quarter of 2012 and 2011, respectively, our metallic raw material costs represented 67% and 68% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations was virtually unchanged for the first six months of 2012 compared with the first six months of 2011, and represented 68% of our steel operations’ manufacturing costs in each period, excluding the operations of The Techs.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota iron operations. Our metals recycling and ferrous resources operations segment accounted for 31% of our external net sales in the second quarter of 2012 and 35% in the second quarter of 2011. Operating income for the metals recycling and ferrous resources operations segment decreased $23.3 million in the second quarter of 2012 to a loss of $19.4 million, compared to the second quarter of 2011, due primarily to decreased metal margins for both ferrous and nonferrous metals in metals recycling, and to a lesser extent a decrease in nonferrous sales volume. Operating income for the metals recycling and ferrous resources operations segment decreased $58.6 million in the first six months of 2012 from $43.4 million to a loss of $15.2 million, compared to the first six months of 2011, due primarily to decreased metal margins for both ferrous and nonferrous metals in metals recycling operations, and to a lesser extent a decrease in nonferrous sales volume.

Metals Recycling and Ferrous Resources Operations Shipments

	Three Months Ended		First	Six Months Ended
	June 30,		Quarter	June,
	2012	2011	2012	2012	2011
Ferrous metal (gross tons)
Total	1,486,222	1,553,828	1,582,840	3,069,062	3,082,019
Intra-segment	(2,007)	(5,192)	(1,787)	(2,920)	(5,192)
Segment shipments	1,484,215	1,548,636	1,581,053	3,066,142	3,076,827
Intra-company	(664,661)	(655,496)	(761,980)	(1,427,515)	(1,325,124)
External shipments	819,554	893,140	819,073	1,638,627	1,751,703
Nonferrous metals (thousands of pounds)
Total	258,932	255,113	291,636	550,568	541,758
Intra-segment	(1,707)	—	—	(1,707)	—
Segment shipments	257,225	255,113	291,636	548,861	541,758
Intra-company	(2,891)	(1,978)	(1,958)	(4,849)	(4,239)
External shipments	254,334	253,135	289,678	544,012	537,519

Mesabi Nugget (metric tons) — intra-company	33,840	38,265	46,230	80,070	74,032

Iron Dynamics (metric tons) — intra-company	59,103	59,854	56,628	115,731	120,997

Metals Recycling.  Our metals recycling operations, OmniSource, represent our metals sourcing and processing operations and are the most significant source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 95% of this segment’s net sales during the second quarters of 2012 and 2011.

During the second quarter of 2012, metals recycling recorded sales of $876.7 million on shipments of 1.5 million gross tons of ferrous metals and 257.2 million pounds of nonferrous metals, compared with sales of $1.0 billion on shipments of 1.5 million gross tons of ferrous and 255.1 million pounds of nonferrous metals during the same period in 2011. During the second quarter of 2012 and 2011, the metals recycling operations provided approximately 52% and 54%, respectively, of the steel scrap purchased by our steel mills. This represented 45% and 42% of the metals recycling operations’ ferrous shipments for the second quarter of 2012 and 2011, respectively. Sales prices of ferrous metals decreased 11% in the second quarter of 2012 versus the same period in 2011, while sales prices of nonferrous metals decreased 17% between the same periods. Specifically, copper commodity (Comex) and aluminum commodity (LME) pricing was 18% and 26% lower, respectively, at the end of the second quarter 2012 than at the end of the comparable prior year period.  During the first six months of 2012, metals recycling recorded sales of $1.9 billion on shipments of 3.1 million gross tons of ferrous metals and 548.9 million pounds of nonferrous metals, compared with sales of $2.1 billion on shipments of 3.1 million gross tons of ferrous and 541.8 million pounds of nonferrous metals during the same period in 2011. Sales prices of ferrous metals decreased 5% in first six months of 2012 versus the same period in 2011, while sales prices of nonferrous metals decreased 13% between the same periods.

Operating income for metals recycling decreased $12.3 million in the second quarter of 2012 to a loss of $1.1 million, compared to the second quarter of 2011, due primarily to decreased metals spreads for both ferrous (10%) and nonferrous (3%) metals, along with a 4% volume decrease in our ferrous metals products. Decreased exports of ferrous scrap, along with moderating domestic steel mill utilization rates, resulted in oversupply and therefore selling prices declined more rapidly than inputs and margin compressed during the quarter, negatively impacting operating income. Operating income for metals recycling decreased $35.6 million in the first six months of 2012 to $17.6 million, compared to the first six months of 2011, due primarily to decreased metals spreads for both ferrous (9%) and nonferrous (16%) metals.

Ferrous Resources.  Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota iron operations, consisting of an iron nugget production facility and planned operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our planned future iron mining operations which is currently in the permitting process, Mesabi Mining; and, our planned iron tailings operations, Mining Resources (owned 80% by us). The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Since then, we have continued to refine this pioneering production process and changed equipment configurations to increase production and plant availability. During a planned five week outage in April and May 2012, we made numerous equipment modifications to improve the percentage of time the plant is available to operate each month. After restarting, availability for the month of June increased to just over 80 percent—a significant improvement. This improvement supports the attainability of the target rate for plant availability of over 90 percent. Operating rates, or productivity, also showed improvement post outage. Operating at these higher rates for longer periods of time allowed us to identify a number of key process optimization opportunities that are necessary for further improvement in both productivity and product quality. The company has identified several possible solutions which it is currently evaluating and intends to implement within the next twelve months, based on equipment delivery lead times and subsequent installation and startup. In the second quarter of 2012 and 2011, Mesabi Nugget produced 34,000 and 38,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. We are currently constructing the iron tailings operation, which is expected to start up in the third quarter of 2012. This operation is planned to provide iron ore tailings to be concentrated for use by Mesabi Nugget as a low-cost iron concentrate to the nugget production process, replacing higher-priced concentrate from external sources. Losses from our Minnesota iron operations reduced our net income in the second quarter of 2012 by approximately $11 million, $3 million more than in the second quarter of 2011.  The increase in losses was due primarily to a planned outage to address normal and certain other mechanical and operational issues during April/May of 2012.   In the first six months of 2012 and 2011, Mesabi Nugget produced 80,000 and 74,000 metric tons of iron-nuggets, respectively, for use by our own steel mills.  Losses from our Minnesota iron operations reduced our net income in the first six months of 2012 by approximately $20 million, $5 million more than in the first six months of 2011.

Steel Fabrication Operations

Our steel fabrication operations represent the company’s New Millennium Building Systems’ plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 5% and 3% of our external net sales during the second quarter of 2012 and 2011, respectively. The segment achieved operating income of $193,000 in the second quarter of 2012, compared to a $1.6 million loss in the second quarter of 2011. Selling price decreases were mitigated by higher selling volumes and improved margins with the increased production in the second quarter of 2012 compared to the same period in 2011.  The segment had an operating loss of $2.5 million in the first six months of 2012, compared to a $4.5 million loss in the first six months of 2011. Selling price decreases were mitigated by higher selling volumes and improved margins with the increased production for the first half of 2012 compared to the same period in 2011.

Net sales for the segment increased by $33.8 million, or 55%, in the second quarter of 2012 compared to the second quarter of 2011, as volumes increased 63% in the second quarter of 2012 when compared with the same period in 2011. However, our average steel fabrication operations’ selling price per ton shipped decreased $69, or 5%, during the same period. Sales volume increases of 30,000 tons, to 78,000, tons in the second quarter of 2012 compared to the second quarter of 2011 were the result of market share gains in existing markets, as well as our expansion into the western United States from the start-up of plants in Arkansas, Nevada and Northern Mexico. We anticipate continuing to expand our market presence and penetration in the western portion of the United States as we ramp up our operations in that market. While we have seen increased order entry and sales volumes in 2012 versus 2011, the non-residential construction market continues to recover slowly, with the Architectural Billing Index (a leading economic indicator published by the American Institute of Architects, that leads nonresidential construction activity by approximately nine — twelve months) declining during the second quarter of 2012 after several months of increases.  Net sales for the segment increased by $56.0 million, or 49%, in the first half of 2012 compared to the first half of 2011, as volumes increased 50%. However, our average steel fabrication operations’ selling price per ton shipped decreased $14, or 1%, during first half of 2012 versus the same period in 2011. Sales volume increases of 46,000 tons, to 138,000, tons in the first half of 2012 compared to the first half of 2011 were the result of market share gains in existing markets, including our expansion into the western United States.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the second quarter of 2012 and 2011, the cost of steel products purchased represented 72% and 71% of the total cost of manufacturing for our steel fabrication operations, respectively; while the cost of steel decreased in the second quarter of 2012, as compared to the same period in 2011 by $34 per ton.   During the first half of 2012 and 2011, the cost of steel products purchased represented 71% and 69% of the total cost of manufacturing for our steel fabrication operations, respectively; while the cost of steel increased in the first half of 2012, as compared to the same period in 2011 by $7 per ton.

Second Quarter Consolidated Results 2012 vs. 2011

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $78.4 million during the second quarter of 2012, as compared to $88.2 million during the second quarter of 2011, a decrease of $9.7 million, or 11%. Our selling, general and administrative expenses represented 4% of our total net sales during the second quarter of 2012 and 2011. The decrease in our selling, general and administrative expenses during the second quarter of 2012 as compared to the same period 2011was due primarily to decreased profit sharing and bonus expenses, consistent with the lower levels of profitability in the second quarter of 2012, as these items are directly linked to company profitability.

Interest Expense, net of Capitalized Interest.  During the second quarter of 2012, gross interest expense decreased $3.9 million to $41.3 million, and capitalized interest decreased by $164,000 to $224,000, when compared to the same period in 2011. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. The decrease in gross interest expense in the second quarter of 2012 as compared to the second quarter of 2011 is due to a lower effective interest rate due to the execution of the January 2012 partial tender offer for $279.7 million of our 7 3/8% Senior Notes due in November 2012 and refinancing the tendered notes through the expansion of our senior secured credit facility in the form of a $275.0 million lower interest rate term loan which has minimal amortization requirements, with a final maturity in the third quarter of 2016.

Other (Income) Expense, net.  Other income was $1.9 million during the second quarter of 2012, as compared to $5.7 million during the same period in 2011. During the second quarter of 2012, we recorded interest income of $1.3 million, consistent with the same period in 2011.

Income Taxes.  During the second quarter of 2012, our income tax expense was $25.2 million, as compared to $53.3 million during the same period in 2011. Our effective income tax rate before noncontrolling interests was 39.0% and 35.8%, during the second quarter of 2012 and 2011, respectively. The higher effective tax rate in the second quarter of 2012 is due most notably to our inability to recognize any benefit from the research and development tax credits that have not yet been approved by Congress for 2012, and the second quarter of 2011 having discrete tax benefit items that reduced the effective tax rate.

First Six Months Consolidated Results 2012 vs. 2011

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $159.9 million during the first six months of 2012, as compared to $178.6 million during the same period in 2011, a decrease of $18.7 million, or 10%. During the first six months of 2012 and 2011, selling, general and administrative expenses represented approximately 4% of net sales. The decrease in selling, general and administrative expenses during the first six months of 2012 as compared to the first six months of 2011 was due primarily to decreased profit sharing and bonus expenses, consistent with the lower levels of profitability in the first six months of 2012, as these items are directly linked to company profitability.

Interest Expense, net of Capitalized Interest.  During the first six months of 2012, gross interest expense decreased $6.1 million, or 7%, to $82.7 million, and capitalized interest decreased $210,000, or 28%, to $527,000, as compared to the same period in 2011. The decrease in gross interest expense for the first six months of 2012 compared to the first six months of 2011 is due to the execution of the January 2012 partial tender offer for $279.7 million of our 7 3/8% Senior Notes due in November 2012 and refinancing the tendered notes through the expansion of our senior secured credit facility in the form of a $275.0 million lower interest rate term loan as discussed above.

Other (Income) Expense, net.  Other expense was $8.4 million during the first six months of 2012, as compared to other income of $10.3 million during the same period in 2011. We incurred expenses of $13.9 million during the first quarter of 2012 related to the partial tender of our 7 3/8% Senior Notes.  Interest income was $2.6 million for the first six months of 2012 versus $2.3 million in the same period in 2011.

Income Taxes.  During the first six months of 2012, our income tax provision was $51.9 million, as compared to $115.6 million during the same period in 2011, and our effective income tax rates before noncontrolling interests were 39.0% and 36.6%, respectively. The higher rate in 2012 versus 2011 is due most notably to our inability to recognize any benefit from the research and development tax credits that have not yet been approved by Congress for 2012, and due to 2011 having discrete tax benefit items that reduced the effective tax rate.

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

Working Capital. Trade receivables decreased $7.4 million during the first six months of 2012 on lower sales. Total inventories increased $52.6 million, or 4%, to $1.3 billion during the first six months of 2012. Our raw materials, primarily steel scrap inventories, increased by approximately $45.7 million during the first six months of 2012, with scrap volumes increasing by 123,000 gross tons (16%), and pricing decreasing 5%. Our work-in-process and finished goods inventories decreased $3.5 million, with volumes decreasing by 22,000 net tons. Our trade payables and general accruals decreased $76.8 million, or 12%, during the first six months of 2012, as trade payables were lower due to the lower production levels, and 2011 profit sharing and bonus amounts were paid in the first quarter of 2012.

Capital Investments.  During the first six months of 2012, we invested $100.3 million in property, plant and equipment, of which 48% related to the construction of our copper rod mill and iron tailings plants. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion and attains appropriate operational metrics. We estimate total capital expenditures for 2012 to be between $225 and $245 million.

Capital Resources and Long-term Debt.  During the first six months of 2012, our total outstanding debt decreased $12.1 million to $2.4 billion. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interest, and our total stockholders’ equity, was 49.3% at June 30, 2012, and 50.1% at December 31, 2011.

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

The outstanding balance on the Revolver must be the lesser of $1.1 billion less other applicable commitments such as letters of credit and other secured debt, as defined within the Facility or the sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments. At June 30, 2012, we had $1.1 billion of availability on the Revolver, $14.1 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding. We must maintain minimum liquidity through maturity or repayment of our 7 3/8% senior notes, due November 2012.  The minimum liquidity covenant required is determined by the sum of unrestricted cash and Revolver availability, being at least $150.0 million plus any outstanding amount of the 7 3/8% senior notes due November 2012. The minimum liquidity requirement was $570.3 million at June 30, 2012, and our minimum liquidity is over $1.5 billion; thus we are in compliance with this covenant, and we expect to remain in compliance for its duration.

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

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt to EBITDA ratio exceeds 3.50:1:00 at any time, our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At June 30, 2012, our interest coverage ratio and net debt leverage ratio were 4.03:1.00 and 2.99:1.00, respectively. We were therefore in compliance with these covenants at June 30, 2012, and we anticipate we will remain in compliance during 2012.

On August 2, 2012, we announced plans to sell approximately $750 million aggregate principal amount of debt securities in a transaction exempt from the registration requirements of the Securities Act of 1933, subject to market and other conditions. Pursuant to a concurrent debt tender offer and consent solicitation (Offer), we intend to use the proceeds from this new debt financing, along with available cash, to purchase up to $210.0 million of the $420.3 million outstanding aggregate principal amount of the 7 3/8% Senior Notes due 2012 and for any and all of the $500.0 million outstanding aggregate principal amount of the 7 3/4% Senior Notes due 2016 (collectively, the “Notes”), and to pay fees and expenses associated with the tender offer and consent solicitation.  The Offer is subject to a number of conditions including, without limitation, the completion of the new debt financing on terms reasonably satisfactory to us and in an amount generating net proceeds sufficient to purchase the Notes tendered in the Offer, up to the tender cap.

Cash Dividends.  We declared cash dividends of $43.8 million, or $0.20 per common share ($0.10 per common share each quarter), during the first half of 2012 and $43.7 million, or $0.20 per common share, during the first half of 2011. We paid cash dividends of $43.8 million and $38.1 million during the first half of 2012 and 2011, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis.  During the remainder of 2012, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the periods ended June 30, 2012 or 2011.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for certain commodities such as electricity, natural gas and its transportation, fuel, zinc, and iron concentrate. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 33 months for physical commodity requirements and for up to 9 years for commodity transportation requirements. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2012. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At June 30, 2012, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or supplier. At June 30, 2012, we had a cumulative unrealized gain associated with these financial contracts of $1,864,000, substantially all of which have a settlement date within the next twelve months. We believe the customer and supplier contracts associated with the financial contracts will be fully consummated.

ITEM 4.                        CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IIOTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

The company as well as its various subsidiaries, is from time to time involved in various lawsuits and/or governmental claims in the ordinary course of business. None of these lawsuits or claims at the present time, singly or in the aggregate, except as disclosed below, is material.

We are involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois that alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products during the period of the alleged conspiracy.  The other Complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. On January 2, 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits, but this motion was denied.  The parties have been  conducting discovery related primarily to class certification matters, and on May 24, 2012, Plaintiffs filed their Motion for Class Certification. A time frame for hearing this Motion has not yet been determined. Due to the uncertainties of litigation, we cannot presently determine the ultimate outcome of this litigation. However, we believe that, based on the information available to us at this time, there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20) that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity.

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

August 7, 2012

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)