Form 10-Q
period 2012-09-30
STEEL DYNAMICS INC
filed 2012-11-07
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, Registrant had 219, 243, 272, outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets
Cash and equivalents	$287,120	$390,761
Investments in short-term commercial paper	—	84,830
Accounts receivable, net	656,517	679,898
Accounts receivable-related parties	56,233	42,893
Inventories	1,209,079	1,199,584
Deferred income taxes	28,229	25,341
Income taxes receivable	939	16,722
Other current assets	24,107	15,229
Total current assets	2,262,224	2,455,258

Property, plant and equipment, net	2,213,703	2,193,745

Restricted cash	27,436	26,528
Intangible assets, net	425,034	450,893
Goodwill	740,192	745,066
Other assets	106,927	107,736
Total assets	$5,775,516	$5,979,226

Liabilities and Equity
Current liabilities
Accounts payable	$364,380	$414,240
Accounts payable-related parties	12,833	6,584
Income taxes payable	12,014	10,880
Accrued expenses	166,845	185,964
Accrued profit sharing	19,213	38,671
Current maturities of long-term debt	30,114	444,078
Total current liabilities	605,399	1,100,417

Long-term debt
Term loan	250,938	—
7 3/8% senior notes due 2012	—	261,250
5.125% convertible senior notes due 2014	287,496	287,500
6 ¾% senior notes due 2015	500,000	500,000
7 ¾% senior notes due 2016	—	500,000
6 1/8% senior notes due 2019	400,000	—
7 5/8% senior notes due 2020	350,000	350,000
6 3/8% senior notes due 2022	350,000	—
Other long-term debt	35,491	37,272
Total long-term debt	2,173,925	1,936,022

Deferred income taxes	544,800	489,915
Other liabilities	18,564	82,278
Commitments and contingencies

Redeemable noncontrolling interest	93,774	70,694

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 255,299,134 and 255,052,811 shares issued; and 219,228,888 and 218,873,720 shares outstanding, as of September 30, 2012 and December 31, 2011, respectively	636	636
Treasury stock, at cost; 36,070,246 and 36,179,091 shares, as of September 30, 2012 and December 31, 2011, respectively	(720,479)	(722,653)
Additional paid-in capital	1,033,857	1,026,157
Retained earnings	2,049,011	2,011,801
Total Steel Dynamics, Inc. equity	2,363,025	2,315,941
Noncontrolling interests	(23,971)	(16,041)
Total equity	2,339,054	2,299,900
Total liabilities and equity	$5,775,516	$5,979,226

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales
Unrelated parties	$1,624,561	$1,976,296	$5,359,753	$5,922,243
Related parties	68,829	67,159	225,480	216,912
Total net sales	1,693,390	2,043,455	5,585,233	6,139,155

Costs of goods sold	1,536,989	1,844,212	5,045,432	5,367,772
Gross profit	156,401	199,243	539,801	771,383

Selling, general and administrative expenses	62,984	72,876	188,603	201,648
Profit sharing	3,954	7,428	20,237	37,085
Amortization of intangible assets	8,848	10,154	26,831	30,320
Impairment charges	7,894	—	7,894	—
Total selling, general and administrative expenses	83,680	90,458	243,565	269,053

Operating income	72,721	108,785	296,236	502,330

Interest expense, net of capitalized interest	41,490	44,702	123,708	132,860
Other expense (income), net	24,010	(3,523)	32,366	(13,835)
Income before income taxes	7,221	67,606	140,162	383,305

Income taxes	1,116	27,749	52,975	143,392

Net income	6,105	39,857	87,187	239,913

Net loss attributable to noncontrolling interests	6,728	3,447	15,793	8,004

Net income attributable to Steel Dynamics, Inc.	$12,833	$43,304	$102,980	$247,917

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$.06	$.20	$.47	$1.14

Weighted average common shares outstanding	219,191	218,674	219,097	218,389

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.06	$.19	$.47	$1.08

Weighted average common shares and share equivalents outstanding	220,044	235,759	236,536	236,083

Dividends declared per share	$.10	$.10	$.30	$.30

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating activities:
Net income	$6,105	$39,857	$87,187	$239,913

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,953	55,962	170,027	166,965
Equity-based compensation	738	3,833	9,463	11,355
Impairment charges	7,894	—	7,894	—
Deferred income taxes	34,633	7,118	54,464	29,081
(Gain) loss on disposal of property, plant and equipment	(152)	3,701	(565)	3,797
Changes in certain assets and liabilities:
Accounts receivable	2,690	33,533	15,604	(193,679)
Inventories	43,005	36,346	6,702	(44,787)
Other assets	(7,484)	1,632	(4,917)	7,329
Accounts payable	6,920	(4,375)	(19,015)	92,550
Income taxes receivable/payable	25,993	(5,911)	16,917	22,409
Accrued expenses and liabilities	(61,929)	50,767	(104,375)	57,464
Net cash provided by operating activities	117,366	222,463	239,386	392,397

Investing activities:
Purchases of property, plant and equipment	(58,342)	(38,126)	(158,686)	(91,795)
Proceeds from maturity of short-term commercial paper	9,998	—	84,830	—
Other investing activities	655	947	(20,379)	1,946
Net cash used in investing activities	(47,689)	(37,179)	(94,235)	(89,849)

Financing activities:
Issuance of current and long-term debt	760,000	10,851	1,049,969	15,977
Repayment of current and long-term debt	(946,858)	(105)	(1,252,202)	(7,921)
Debt issuance costs	(11,625)	(6,884)	(13,813)	(6,884)
Proceeds from exercise of stock options, including related tax effect	583	402	2,021	13,267
Contributions from noncontrolling investors, net	16,320	11,320	30,943	13,207
Dividends paid	(21,915)	(21,865)	(65,710)	(60,013)
Net cash used in financing activities	(203,495)	(6,281)	(248,792)	(32,367)

Increase (decrease) in cash and equivalents	(133,818)	179,003	(103,641)	270,181
Cash and equivalents at beginning of period	420,938	277,691	390,761	186,513

Cash and equivalents at end of period	$287,120	$456,694	$287,120	$456,694

Supplemental disclosure information:
Cash paid for interest	$42,413	$14,931	$123,973	$101,088
Cash paid for federal and state income taxes, net	$3,629	$12,403	$43,976	$74,378

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 62% and 60% of the company’s external net sales during the three-month periods ended September 30, 2012 and 2011, respectively, and 62% and 60% of the company’s external net sales during the nine-month periods ended September 30, 2012 and 2011, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations include OmniSource Corporation (OmniSource), the company’s metals recycling, steel scrap procurement, and processing locations, and our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility; and our Minnesota iron operations, an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. Metals recycling and ferrous resources operations accounted for approximately 31% and 35% of the company’s external net sales during the three-month periods ended September 30, 2012 and 2011, respectively, and 32% and 35% of the company’s external net sales during the nine-month periods ended September 30, 2012 and 2011, respectively.

Steel Fabrication Operations.  Steel fabrication operations include the company’s New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 6% and 4% of the company’s external net sales during the three-month periods ended September 30, 2012 and 2011, respectively, and 5% and 3% of the company’s external net sales during the nine-month periods ended September 30, 2012 and 2011, respectively.

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

Property, Plant and Equipment.  In the third quarter of 2012, the company determined that it would terminate two small joint venture entities, which were not aligned with the company’s long-term strategic focus.  The decision to terminate these joint ventures triggered an assessment for impairment based on estimated realizable values, resulting in an impairment charge of $7.9 million during the quarter.  As these joint ventures are not reported within any of the company’s reportable segments, reported segment results were not affected.

Goodwill.  The company’s goodwill is allocated to the following reporting units at September 30, 2012, and December 31, 2011, (in thousands):

	September 30,	December 31,
	2012	2011
OmniSource — Metals Recycling/Ferrous Resources Segment	$566,443	$571,317
The Techs — Steel Segment	142,783	142,783
Roanoke Bar Division — Steel Segment	29,041	29,041
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$740,192	$745,066

OmniSource goodwill decreased $4.9 million from December 31, 2011 to September 30, 2012, in recognition of the 2012 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options and restricted shares, and dilutive shares related to the company’s 5.125% convertible senior notes, and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 6.5 million and 5.8 million shares were anti-dilutive at September 30, 2012 and 2011, respectively.  The computation of diluted earnings per share for the three months ended September 30, 2012 did not include the after-tax equivalent of interest of $2.4 million for the company’s 5.125% senior convertible notes, due 2014 and the related weighted average equivalent of 16.6 million shares, as the result would have been anti-dilutive.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended September 30,
	2012			2011
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$12,833	219,191	$.06	$43,304	218,674	$.20
Dilutive stock option effect	—	853		—	703
5.125% convertible senior notes, net of tax	—	—		2,358	16,382
Diluted earnings per share	$12,833	220,044	$.06	$45,662	235,759	$.19

	Nine Months Ended September 30,
	2012			2011
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$102,980	219,097	$.47	$247,917	218,389	$1.14
Dilutive stock option effect	—	908		—	1,312
5.125% convertible senior notes, net of tax	7,074	16,531		7,074	16,382
Diluted earnings per share	$110,054	236,536	$.47	$254,991	236,083	$1.08

Note 3.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined principally on a first-in, first-out basis.  Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$623,101	$609,150
Supplies	272,036	251,716
Work-in-progress	85,497	106,609
Finished goods	228,445	232,109
Total inventories	$1,209,079	$1,199,584

Note 4.  Income Taxes

The effective tax rate during the three months ended September 30, 2012 is 15.5%, which is below the 35.0% statutory tax rate. Certain tax positions were effectively settled during the three months ended September 30, 2012, resulting in a decrease in unrecognized tax benefits to $47.6 million (including accrued interest and penalties) at September 30, 2012, and a corresponding income tax benefit being recorded during the three months ended September 30, 2012 for a portion of the decrease.  This income tax benefit however was largely offset by an increase during the third quarter of 2012 in the estimated annual effective tax rate for 2012.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Debt

On January 11, 2012, the company expanded its senior secured credit facility by adding a $275.0 million term loan that matures on September 30, 2016 (Term Loan).  Quarterly principal payments under the Term Loan are required to be made in amounts ranging from 1.25% to 3.75% of the original principal amount, with the unpaid principal balance of approximately $158.0 million due on the maturity date.  The company used the net proceeds of the Term Loan, together with cash on hand, to fund the January 2012 purchase of $279.7 million of the company’s 7 3/8% Senior Notes due 2012 pursuant to a tender offer. As a result of the tender, the company recorded expenses of $13.9 million in January 2012 related to the tender premium, unamortized debt issuance costs write-off, and tender expenses, which are reflected in other expenses in the consolidated statement of income for the nine-months ended September 30, 2012.

On August 16, 2012, the company issued $400.0 million of 6 1/8% Senior Notes due 2019 (2019 Senior Notes) and $350.0 million of 6 3/8% Senior Notes due 2022 (2022 Senior Notes) (together the “Senior Notes”).  Interest on the Senior Notes will be paid semiannually on February 15 and August 15 of each year with the first payment on February 15, 2013.  The Senior Notes are in equal right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness. The 2019 Senior Notes contain provisions that allow the company to redeem the notes any time on or after August 15, 2016 at a redemption price of 103.063%, on or after August 15, 2017 at a redemption price of 101.531%, and on or after August 15, 2018 at 100.000%.  The 2022 Senior Notes contain provisions that allow the company to redeem the notes any time on or after August 15, 2017 at a redemption price of 103.188%, on or after August 15, 2018 at a redemption price of 102.125%, on or after August 15, 2019 at a redemption price of 101.063%, and on or after August 15, 2020 at 100.000%.  Before August 15, 2015, the company may redeem up to 35% of each of the 2019 Senior Notes and the 2022 Senior Notes at a redemption price of 106.125% or 106.375%, respectively, of their principal amount, using the proceeds from the sales of the company’s common stock.  At any time prior to August 15, 2016, in the case of the 2019 Senior Notes and August 15, 2017, in the case of the 2022 Senior Notes, the company may redeem some or all of the 2019 Senior Notes and 2022 Senior Notes, respectively, by paying a “make-whole” premium.

A portion of the proceeds from the issuance of the Senior Notes were used to fund the August 16, 2012 purchase of $62.2 million (plus accrued interest) of the company’s 7 3/8% Senior Notes due 2012, and $410.5 million (plus accrued interest) of the company’s 7¾% Senior Notes due 2016, pursuant to a tender offer.  In addition, on August 31, 2012, the company redeemed the then remaining $89.5 million (plus accrued interest) outstanding 7¾% Senior Notes due 2016. The remaining proceeds along with available cash were used for the September 28, 2012 extinguishment of the then remaining $358.1 million (plus accrued interest through the November 1, 2012 maturity date) outstanding 7 3/8% Senior Notes due 2012.

As a result of the August 16, 2012 tender offer to purchase, August 31, 2012 redemption, and September 28, 2012 extinguishment each noted above, the company recorded expenses of $26.3 million related to the tender and call premiums, loss on early extinguishment of debt, unamortized debt issuance costs write-off, and tender expenses, which are reflected in other expenses in the consolidated statement of income for the three and nine months ended September 30, 2012.

Note 6.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity attributable to the noncontrolling interests (in thousands):

		Stockholders of Steel Dynamics, Inc.
	Total	Common	Additional Paid-In	Retained	Treasury	Noncontrolling
	Equity	Stock	Capital	Earnings	Stock	Interests

Balances at January 1, 2012	$2,299,900	$636	$1,026,157	$2,011,801	$(722,653)	$(16,041)
Proceeds from the exercise of stock options, including related tax effect	2,021	—	2,021	—	—	—
Dividends declared	(65,746)	—	—	(65,746)	—	—
Equity-based compensation and issuance of restricted stock	7,825	—	5,680	(24)	2,169	—
Conversion of 5.125% convertible senior notes	4	—	(1)	—	5	—
Contributions from noncontrolling investors	7,973	—	—	—	—	7,973
Distributions to noncontrolling investors	(110)	—	—	—	—	(110)
Net income (loss)	87,187	—	—	102,980	—	(15,793)
Balances at September 30, 2012	$2,339,054	$636	$1,033,857	$2,049,011	$(720,479)	$(23,971)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Cash Flow Hedging Strategy.  For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate borrowings). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), or hedge components excluded from the assessment of effectiveness, are recognized in the statement of income during the current period. No cash flow hedges existed for the periods presented.

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s commodity option and futures contract commitments as of September 30, 2012 (MT represents metric tons and Lbs represents pounds):

Commodity Options — nickel	60	MT

Commodity Futures	Long/Short	Total
Aluminum	Long	5,575	MT
Aluminum	Short	5,600	MT
Copper	Long	10,444	MT
Copper	Short	28,406	MT
Nickel	Short	90	MT
Silver	Short	343	Lbs

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of September 30, 2012, and December 31, 2011, and for the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

		Fair Value
		September 30, 2012	December 31, 2011
Balance Sheets
Commodity futures and options — net liability	Accrued expenses	$7,487	$1,219

		Gain (Loss) for Three Months Ended
		September 30, 2012	September 30, 2011
Statements of Income
Commodity futures and options	Costs of goods sold	$(9,085)	$7,112

		Gain (Loss) for Nine Months Ended
		September 30, 2012	September 30, 2011
Statements of Income
Commodity futures and options	Costs of goods sold	$(6,810)	$11,457

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2012, and December 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Commodity options — financial liabilities	$35	$—	$35	$—
Commodity futures — financial assets	2,357	—	2,357	—
Commodity futures — financial liabilities	9,809	—	9,809	—

December 31, 2011
Investments in short-term commercial paper	$84,830	$—	$84,830	$—
Commodity futures — financial assets	3,159	—	3,159	—
Commodity futures — financial liabilities	4,378	—	4,378	—

The carrying amounts of financial instruments including cash and equivalents, accounts receivable and accounts payable approximate fair value, because of the relatively short maturity of these instruments. The fair values of short-term commercial paper and commodity futures and options contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices, was approximately $2.3 billion and $2.5 billion (with a corresponding carrying amount in the consolidated balance sheets of $2.2 billion and $2.4 billion) at September 30, 2012 and December 31, 2011, respectively.

Note 9.  Commitments and Contingencies

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

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment and intra-company sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2011, for more information related to the company’s segment reporting.  The company’s segment results for the three- and nine-month periods ended September 30, 2012 and 2011 are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
September 30, 2012	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$985,524	$475,547	$102,401	$17,156		$—		$1,580,628
External Non-U.S.	65,825	46,684	—	253		—		112,762
Other segments	48,157	268,137	41	4,864		(321,199)		—
	1,099,506	790,368	102,442	22,273		(321,199)		1,693,390
Operating income (loss)	106,927	(15,697)	3,141	(17,759	)(1)	(3,891	)(2)	72,721
Income (loss) before income taxes	88,394	(24,829)	1,225	(53,678)		(3,891)		7,221
Depreciation and amortization	25,937	26,449	2,100	4,518		(51)		58,953
Capital expenditures	14,625	42,370	1,005	342		—		58,342

As of September 30, 2012
Assets	2,523,616	2,586,568	249,988	597,297	(3)	(181,953	)(4)	5,775,516
Liabilities	482,348	507,367	18,143	2,505,036	(5)	(170,206	)(6)	3,342,688

Footnotes related to the three months ended September 30, 2012 segment results (in millions):

(1)	Corporate SG&A	$(7.6)
	Profit sharing	(2.9)
	Impairment charges	(7.9)
	Other, net	0.6
	Total	$(17.8)

(2)	Gross profit reduction from intra-company sales	$(3.9)

(3)	Cash and equivalents	$246.8
	Income taxes receivable	0.9
	Deferred income taxes	28.2
	Property, plant and equipment, net	75.7
	Debt issuance costs, net	29.4
	Intra-company debt	129.1
	Other	87.2
	Total	$597.3

(4)	Elimination of intra-company receivables	$(35.8)
	Elimination of intra-company debt	(129.1)
	Other	(17.1)
	Total	$(182.0)

(5)	Accounts payable	$32.3
	Income taxes payable	12.7
	Accrued interest	28.9
	Accrued profit sharing	15.5
	Debt	2,156.2
	Deferred income taxes	240.9
	Other	18.5
	Total	$2,505.0

(6)	Elimination of intra-company payables	$(39.0)
	Elimination of intra-company debt	(129.1)
	Other	(2.1)
	Total	$(170.2)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (continued)

For the three months ended		Metals Recycling /	Steel Fabrication
September 30, 2011	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,183,665	$624,742	$83,094	$24,018		$—		$1,915,519
External Non-U.S.	44,345	83,296	—	295		—		127,936
Other segments	49,854	351,219	16	3,033		(404,122)		—
	1,277,864	1,059,257	83,110	27,346		(404,122)		2,043,455
Operating income (loss)	136,194	(3,388)	(246)	(28,437	)(1)	4,662	(2)	108,785
Income (loss) before income taxes	114,805	(14,697)	(2,139)	(35,025)		4,662		67,606
Depreciation and amortization	27,320	25,164	1,847	1,682		(51)		55,962
Capital expenditures	10,457	26,575	503	591		—		38,126

As of September 30, 2011
Assets	2,629,873	2,557,147	234,452	757,275	(3)	(175,266	)(4)	6,003,481
Liabilities	488,476	531,827	16,820	2,785,613	(5)	(166,285	)(6)	3,656,451

Footnotes related to the three months ended September 30, 2011 segment results (in millions):

(1)	Corporate SG&A	$(19.1)
	Company-wide stock option expense	(3.6)
	Profit sharing	(5.5)
	Other, net	(0.2)
	Total	$(28.4)

(2)	Gross profit increase from intra-company sales	$4.7

(3)	Cash and equivalents	$391.5
	Income taxes receivable	24.5
	Deferred income taxes	21.6
	Property, plant and equipment, net	72.1
	Debt issuance costs	25.6
	Intra-company debt	130.6
	Other	91.4
	Total	$757.3

(4)	Elimination of intra-company receivables	$(30.6)
	Elimination of intra-company debt	(130.6)
	Other	(14.1)
	Total	$(175.3)

(5)	Accounts payable	32.6
	Income taxes payable	15.0
	Accrued interest	61.8
	Accrued profit sharing	31.4
	Debt	2,342.0
	Deferred income taxes	221.0
	Other	81.8
	Total	$2,785.6

(6)	Elimination of intra-company payables	$(35.9)
	Elimination of intra-company debt	(130.6)
	Other	0.2
	Total	$(166.3)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (continued)

For the nine months ended		Metals Recycling /	Steel Fabrication
September 30, 2012	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$3,279,344	$1,643,522	$273,060	$54,071		$—		$5,249,997
External Non-U.S.	166,025	168,818	—	393		—		335,236
Other segments	148,839	1,009,604	45	12,290		(1,170,778)		—
	3,594,208	2,821,944	273,105	66,754		(1,170,778)		5,585,233
Operating income (loss)	380,832	(30,905)	666	(49,294	)(1)	(5,063	)(2)	296,236
Income (loss) before income taxes	325,521	(57,932)	(4,408)	(117,956)		(5,063)		140,162
Depreciation and amortization	78,405	78,114	6,007	7,654		(153)		170,027
Capital expenditures	26,848	127,133	3,502	1,203		—		158,686

Footnotes related to the nine months ended September 30, 2012 segment results (in millions):

(1)	Corporate SG&A	$(22.4)
	Company-wide stock option expense	(5.7)
	Profit sharing	(15.3)
	Impairment charges	(7.9)
	Other, net	2.0
	Total	$(49.3)

(2)	Gross profit reduction from intra-company sales	$(5.1)

For the nine months ended		Metals Recycling /	Steel Fabrication
September 30, 2011	Steel Operations	Ferrous Resources	Operations	Other		Eliminations	Consolidated

Net Sales
External	$3,551,626	$1,944,928	$197,112	$75,260		$—	$5,768,926
External Non-U.S.	138,723	230,954	—	552		—	370,229
Other segments	163,991	1,069,661	612	8,452		(1,242,716)	—
	3,854,340	3,245,543	197,724	84,264		(1,242,716)	6,139,155
Operating income (loss)	543,117	39,987	(4,764)	(78,115	)(1)	2,105 (2)	502,330
Income (loss) before income taxes	480,296	8,033	(9,918)	(97,105)		1,999	383,305
Depreciation and amortization	82,164	75,784	4,969	4,201		(153)	166,965
Capital expenditures	28,891	58,458	1,454	2,992		—	91,795

Footnotes related to the nine months ended September 30, 2011 segment results (in millions):

(1)	Corporate SG&A	$(38.4)
	Company-wide stock option expense	(11.0)
	Profit sharing	(30.6)
	Other, net	1.9
	Total	$(78.1)

(2)	Gross profit increase from intra-company sales	$2.1

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior notes due 2014, 2015, 2019, 2020, and 2022. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information for the company on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of September 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$242,963	$26,990	$17,167	$—	$287,120
Accounts receivable, net	275,227	832,486	11,238	(406,201)	712,750
Inventories	607,567	499,059	109,038	(6,585)	1,209,079
Other current assets	57,564	13,384	3,778	(21,451)	53,275
Total current assets	1,183,321	1,371,919	141,221	(434,237)	2,262,224
Property, plant and equiment, net	1,020,336	654,436	541,605	(2,674)	2,213,703
Intangible assets, net	—	425,034	—	—	425,034
Goodwill	—	740,192	—	—	740,192
Other assets, including investments in subs	2,768,937	31,405	9,383	(2,675,362)	134,363
Total assets	$4,972,594	$3,222,986	$692,209	$(3,112,273)	$5,775,516

Accounts payable	$125,105	$245,287	$75,072	$(68,251)	$377,213
Other current liabilities	120,827	102,065	10,418	(35,238)	198,072
Current maturities of long-term debt	14,227	300	34,313	(18,726)	30,114
Total current liabilities	260,159	347,652	119,803	(122,215)	605,399
Long-term debt	2,144,521	—	173,260	(143,856)	2,173,925
Other long-term liabilities	204,889	2,104,391	38,512	(1,784,428)	563,364

Redeemable noncontrolling interest	—	—	93,774	—	93,774

Common stock	636	33,896	18,121	(52,017)	636
Treasury stock	(720,479)	—	—	—	(720,479)
Additional paid-in-capital	1,033,857	117,737	453,287	(571,024)	1,033,857
Retained earnings (deficit)	2,049,011	619,310	(180,577)	(438,733)	2,049,011
Total Steel Dynamics, Inc. equity	2,363,025	770,943	290,831	(1,061,774)	2,363,025
Noncontrolling interests	—	—	(23,971)	—	(23,971)
Total equity	2,363,025	770,943	266,860	(1,061,774)	2,339,054
Total liabilities and equity	$4,972,594	$3,222,986	$692,209	$(3,112,273)	$5,775,516

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (continued)

			Combined	Consolidating	Total
As of December 31, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$301,073	$58,699	$30,989	$—	$390,761
Investments in short-term commercial paper	84,830	—	—	—	84,830
Accounts receivable, net	319,995	726,192	8,971	(332,367)	722,791
Inventories	584,079	533,022	85,046	(2,563)	1,199,584
Other current assets	83,116	4,119	2,304	(32,247)	57,292
Total current assets	1,373,093	1,322,032	127,310	(367,177)	2,455,258
Property, plant and equiment, net	1,059,011	660,048	477,514	(2,828)	2,193,745
Intangible assets, net	—	450,893	—	—	450,893
Goodwill	—	745,066	—	—	745,066
Other assets, including investments in subs	2,791,718	33,507	9,853	(2,700,814)	134,264
Total assets	$5,223,822	$3,211,546	$614,677	$(3,070,819)	$5,979,226

Accounts payable	$155,220	$273,049	$23,195	$(30,640)	$420,824
Other current liabilities	157,868	98,498	10,012	(30,863)	235,515
Current maturities of long-term debt	439,199	300	53,551	(48,972)	444,078
Total current liabilities	752,287	371,847	86,758	(110,475)	1,100,417
Long-term debt	1,905,199	—	169,797	(138,974)	1,936,022
Other long-term liabilities	250,395	2,132,778	51,625	(1,862,605)	572,193

Redeemable noncontrolling interest	—	—	70,694	—	70,694

Common stock	636	33,896	18,121	(52,017)	636
Treasury stock	(722,653)	—	—	—	(722,653)
Additional paid-in-capital	1,026,157	117,737	347,151	(464,888)	1,026,157
Retained earnings (deficit)	2,011,801	555,288	(113,428)	(441,860)	2,011,801
Total Steel Dynamics, Inc. equity	2,315,941	706,921	251,844	(958,765)	2,315,941
Noncontrolling interests	—	—	(16,041)	—	(16,041)
Total equity	2,315,941	706,921	235,803	(958,765)	2,299,900
Total liabilities and equity	$5,223,822	$3,211,546	$614,677	$(3,070,819)	$5,979,226

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
September 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$785,168	$1,918,774	$48,167	$(1,058,719)	$1,693,390
Costs of goods sold	685,074	1,823,447	69,520	(1,041,052)	1,536,989
Gross profit (loss)	100,094	95,327	(21,353)	(17,667)	156,401
Selling, general and administrative	19,927	53,023	14,032	(3,302)	83,680
Operating income (loss)	80,167	42,304	(35,385)	(14,365)	72,721
Interest expense, net of capitalized interest	27,153	13,997	1,619	(1,279)	41,490
Other (income) expense, net	23,345	434	(1,046)	1,277	24,010
Income (loss) before income taxes and equity in net income of subsidiaries	29,669	27,873	(35,958)	(14,363)	7,221
Income taxes (benefit)	(2,771)	8,668	73	(4,854)	1,116
	32,440	19,205	(36,031)	(9,509)	6,105
Equity in net loss of subsidiaries	(19,607)	—	—	19,607	—
Net loss attributable to noncontrolling interests	—	—	6,728	—	6,728
Net income (loss) attributable to Steel Dynamics, Inc.	$12,833	$19,205	$(29,303)	$10,098	$12,833

For the three months ended,			Combined	Consolidating	Total
September 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$932,793	$2,309,239	$45,407	$(1,243,984)	$2,043,455
Costs of goods sold	809,684	2,194,687	60,673	(1,220,832)	1,844,212
Gross profit (loss)	123,109	114,552	(15,266)	(23,152)	199,243
Selling, general and administrative	37,678	53,755	2,475	(3,450)	90,458
Operating income (loss)	85,431	60,797	(17,741)	(19,702)	108,785
Interest expense, net of capitalized interest	26,163	18,237	2,343	(2,041)	44,702
Other (income) expense, net	(3,232)	(1,895)	(437)	2,041	(3,523)
Income (loss) before income taxes and equity in net income of subsidiaries	62,500	44,455	(19,647)	(19,702)	67,606
Income taxes (benefit)	19,524	16,023	(247)	(7,551)	27,749
	42,976	28,432	(19,400)	(12,151)	39,857
Equity in net income of subsidiaries	328	—	—	(328)	—
Net loss attributable to noncontrolling interests	—	—	3,447	—	3,447
Net income (loss) attributable to Steel Dynamics, Inc.	$43,304	$28,432	$(15,953)	$(12,479)	$43,304

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (continued)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,625,152	$6,408,166	$131,024	$(3,579,109)	$5,585,233
Costs of goods sold	2,275,227	6,106,504	189,477	(3,525,776)	5,045,432
Gross profit (loss)	349,925	301,662	(58,453)	(53,333)	539,801
Selling, general and administrative	72,196	160,513	20,940	(10,084)	243,565
Operating income (loss)	277,729	141,149	(79,393)	(43,249)	296,236
Interest expense, net of capitalized interest	81,583	41,208	5,068	(4,151)	123,708
Other (income) expense, net	31,419	(436)	(2,767)	4,150	32,366
Income (loss) before income taxes and equity in net income of subsidiaries	164,727	100,377	(81,694)	(43,248)	140,162
Income taxes (benefit)	31,809	36,354	444	(15,632)	52,975
	132,918	64,023	(82,138)	(27,616)	87,187
Equity in net loss of subsidiaries	(29,938)	—	—	29,938	—
Net loss attributable to noncontrolling interests	—	—	15,793	—	15,793
Net income (loss) attributable to Steel Dynamics, Inc.	$102,980	$64,023	$(66,345)	$2,322	$102,980

For the nine months ended,			Combined	Consolidating	Total
September 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,798,097	$6,955,744	$143,872	$(3,758,558)	$6,139,155
Costs of goods sold	2,293,661	6,599,291	184,424	(3,709,604)	5,367,772
Gross profit (loss)	504,436	356,453	(40,552)	(48,954)	771,383
Selling, general and administrative	109,870	163,742	6,545	(11,104)	269,053
Operating income (loss)	394,566	192,711	(47,097)	(37,850)	502,330
Interest expense, net of capitalized interest	77,984	53,763	7,070	(5,957)	132,860
Other (income) expense, net	(10,115)	(7,659)	(2,123)	6,062	(13,835)
Income (loss) before income taxes and equity in net income of subsidiaries	326,697	146,607	(52,044)	(37,955)	383,305
Income taxes (benefit)	103,264	54,695	(260)	(14,307)	143,392
	223,433	91,912	(51,784)	(23,648)	239,913
Equity in net income of subsidiaries	24,484	—	—	(24,484)	—
Net loss attributable to noncontrolling interests	—	—	8,004	—	8,004
Net income (loss) attributable to Steel Dynamics, Inc.	$247,917	$91,912	$(43,780)	$(48,132)	$247,917

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$145,121	$128,705	$(39,928)	$5,488	$239,386
Net cash used in investing activities	(19,249)	(74,342)	(81,123)	80,479	(94,235)
Net cash provided by (used in) financing activities	(183,982)	(86,072)	107,229	(85,967)	(248,792)
Decrease in cash and equivalents	(58,110)	(31,709)	(13,822)	—	(103,641)
Cash and equivalents at beginning of period	301,073	58,699	30,989	—	390,761
Cash and equivalents at end of period	$242,963	$26,990	$17,167	$—	$287,120

For the nine months ended,			Combined	Consolidating	Total
September 30, 2011	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$314,438	$112,213	$(34,211)	$(43)	$392,397
Net cash used in investing activities	(77,125)	(40,015)	(27,597)	54,888	(89,849)
Net cash provided by (used in) financing activities	(22,680)	(23,309)	68,467	(54,845)	(32,367)
Increase in cash and equivalents	214,633	48,889	6,659	—	270,181
Cash and equivalents at beginning of period	173,563	10,628	2,322	—	186,513
Cash and equivalents at end of period	$388,196	$59,517	$8,981	$—	$456,694

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

Other Expense (Income), net.  Other income consists of interest income earned on our temporary cash deposits and investments; any other non-operating income activity, including gains on certain short-term investments; and income from non-consolidated investments accounted for under the equity method. Other expense consists of any non-operating costs, including premiums paid for refinancing activities.

Overview

Net income was $12.8 million, or $0.06 per diluted share, during the third quarter of 2012, compared with net income of $43.3 million, or $0.19 per diluted share, during the third quarter of 2011, and net income of $44.5 million, or $0.20 per diluted share, during the second quarter of 2012. Our net sales decreased $350.1 million, or 17%, to $1.7 billion in the third quarter of 2012 versus the third quarter of 2011, while net sales decreased $216.4 million, or 11%, versus the second quarter of 2012. Our gross profit percentage was 9% during the third quarter of 2012 as compared to 10% for both the third quarter of 2011, and the second quarter of 2012.

Third quarter 2012 external steel shipments decreased 5% as compared to the third quarter of 2011 (with total sheet products shipments decreasing 7% and long products shipments decreasing 1%), and metals recycling external ferrous metals shipments decreased 9% and nonferrous external shipments decreased 10%. Conversely, steel fabrication external shipments increased 24% in the third quarter of 2012 compared to the same period in 2011. Operating income decreased 33% in the third quarter 2012, as compared to the same period in 2011, as steel sales volumes were down and gross margins were compressed, particularly in our steel operations long products divisions. The average external selling price per ton shipped for the company’s steel operations decreased $88 per ton in the third quarter of 2012, compared to the prior year third quarter, while the average ferrous scrap cost per ton melted decreased $67 for the same comparative period.

Looking at the third quarter of 2012 as compared to the second quarter of 2012, steel operations and metals recycling ferrous external shipments decreased 8%, while metals recycling external nonferrous shipments decreased 5%. Conversely, steel fabrication continued its trend of increasing external shipments, showing a 3% sequential quarter gain. Consolidated quarterly operating income decreased 30% sequentially due primarily to decreased volume and margins within our steel operations. Despite lower volumes and selling values within our metals recycling operations, ferrous metal spreads expanded 23%, while nonferrous margins remained consistent in the third quarter of 2012 as compared to the same 2011 quarter. These factors caused overall metals recycling metal margins to increase 18% resulting in an $11.5 million increase in metals recycling operating income in the third quarter of 2012, as compared to the second quarter of 2012.

Segment Operating Results 2012 vs. 2011 (dollars in thousands)

	Three Months Ended			Second	Sequential	Nine Months Ended
	September 30,			Quarter	Quarter	September 30,
	2012	% Change	2011	2012	% Change	2012	% Change	2011

Net sales:
Steel	$1,099,506	(14)%	$1,277,864	$1,260,223	(13)%	$3,594,208	(7)%	$3,854,340
Metals recycling and ferrous resources	790,368	(25)%	1,059,257	920,456	(14)%	2,821,944	(13)%	3,245,543
Steel fabrication	102,442	23%	83,110	95,767	7%	273,105	38%	197,724
Other	22,273	(19)%	27,346	20,390	9%	66,754	(21)%	84,264
	2,014,589		2,447,577	2,296,836		6,756,011		7,381,871
Intra-company	(321,199)		(404,122)	(387,033)		(1,170,778)		(1,242,716)
Consolidated	$1,693,390	(17)%	$2,043,455	$1,909,803	(11)%	$5,585,233	(9)%	$6,139,155

Operating income (loss):
Steel	$106,927	(21)%	$136,194	$136,597	(22)%	$380,832	(30)%	$543,117
Metals recycling and ferrous resources	(15,697)	(363)%	(3,388)	(19,371)	19%	(30,905)	(177)%	39,987
Steel fabrication	3,141	1,377%	(246)	193	1,527%	666	114%	(4,764)
Other	(17,759)	38%	(28,437)	(14,673)	(21)%	(49,294)	37%	(78,115)
	76,612	(26)%	104,123	102,746	(25)%	301,299	(40)%	500,225
Eliminations	(3,891)		4,662	953		(5,063)		2,105
Consolidated	$72,721	(33)%	$108,785	$103,699	(30)%	$296,236	(41)%	$502,330

Steel Operations

Steel Operations.  Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture and industrial machinery markets. In the third quarters of 2012 and 2011, our steel operations accounted for 62% and 60%, respectively, of our external net sales. Operating income for the steel segment decreased $29.3 million, or 21%, to $106.9 million in the third quarter of 2012, compared to the third quarter of 2011, as total shipments decreased 4% and gross margin percentage, and correspondingly operating income percentage, compressed due to an $85 decrease in average segment selling prices per ton shipped coupled with only a $67 per ton decrease in average ferrous scrap cost melted in the third quarter of 2012, as compared to the third quarter of 2011. Operating income for the steel segment decreased $162.3 million, or 30%, to $380.8 million in the first nine months of 2012, compared to the first nine months of 2011. Gross margin percentage, and correspondingly operating income percentage, compressed due to a $63 decrease in average segment selling prices per ton shipped while the average ferrous scrap cost melted in the first nine months of 2012 decreased only $22 per ton compared to the same period in 2011.

Steel Operations Shipments (net tons)

	Three Months Ended				Second		Nine Months Ended
	September 30,				Quarter		September 30,
	2012		2011		2012		2012		2011

Flat Roll Division	638,776		701,212		706,944		2,004,225		2,091,505
The Techs	167,982		166,417		171,437		484,034		554,044
Sheet products	806,758	57%	867,629	59%	878,381	58%	2,488,259	57%	2,645,549	60%

Structural and Rail Division	255,533		224,514		252,524		769,063		628,543
Engineered Bar Products Division	113,327		160,649		166,208		437,024		463,944
Roanoke Bar Division	152,922		141,060		149,010		453,228		415,271
Steel of West Virginia	76,481		76,487		74,456		228,149		223,425
Long products	598,263	43%	602,710	41%	642,198	42%	1,887,464	43%	1,731,183	40%

Total shipments	1,405,021		1,470,339		1,520,579		4,375,723		4,376,732
Intra-segment shipments	(34,594)	(2)%	(29,952)	(2)%	(29,560)	(2)%	(92,211)	(2)%	(102,265)	(2)%
Segment shipments	1,370,427		1,440,387		1,491,019		4,283,512		4,274,467
Intra-company shipments	(71,195)	(5)%	(71,165)	(5)%	(77,315)	(5)%	(214,629)	(5)%	(224,235)	(5)%
External shipments	1,299,232		1,369,222		1,413,704		4,068,883		4,050,232

Sheet Products.  Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. Sheet products represented 57% of total steel shipped tons in the third quarter of 2012, as compared to 59% in the third quarter of 2011.

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

Net sales for the segment decreased in the third quarter of 2012 by $178.4 million, or 14%, compared to the third quarter of 2011, as total steel segment shipments decreased 4% and steel segment selling prices per ton decreased 10%, or $85 per ton. There was also a shift in mix with sheet products shipments decreasing 7% compared with long products, which experienced only a 1% volume decrease.  This slight long products volume decrease is despite Engineered Bar Division’s volumes decreasing 29%, as customers realigned inventories throughout the supply chain. Rail product shipments continue to show steady improvement, with the third quarter of 2012 shipments increasing 11% as compared to the third quarter of 2011.

Net sales for the segment decreased by $260.1 million, or 7%, in the first nine months of 2012, compared to the same period in 2011. While selling volumes for our steel products was steady overall in the first nine months of 2012 compared to the first nine months of 2011, there was a shift in mix to long products from sheet products. Sheet products shipments decreased 6%, while long products increased 9% in the first nine months of 2012 compared to the same period in 2011. Our first nine months 2012 average steel operations’ segment selling price per ton shipped decreased $63 compared with the first nine months of 2011, as the higher sheet selling prices seen in the first nine months of 2011 abated in the slower 2012 market.

Steel operations Average Selling Prices and Volumes

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations decreased $67 in the third quarter 2012 compared with the third quarter of 2011. During the third quarter of 2012 and 2011, respectively, our metallic raw material costs represented 64% and 68% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations decreased $22 the first nine months of 2012 compared with the first nine months of 2011, and represented 67% and 68%, respectively, of our steel operations’ manufacturing costs, excluding the operations of The Techs.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota iron operations. Our metals recycling and ferrous resources operations segment accounted for 31% of our external net sales in the third quarter of 2012 and 35% in the third quarter of 2011. Operating income for the metals recycling and ferrous resources operations segment decreased $12.3 million in the third quarter of 2012 to a loss of $15.7 million, compared to the third quarter of 2011, due primarily to increases in metals recycling operating income of $6.0 million being more than offset by increased losses at our Minnesota iron operations and a decrease in operating income at our IDI facility, due to falling selling prices, which are based on a pig iron indexed price. Operating income for the metals recycling and ferrous resources operations segment decreased $70.9 million in the first nine months of 2012 from $40.0 million in 2011 to a loss of $30.9 million for 2012.  The decrease was primarily related to decreased sales volumes and metal margins for both ferrous and nonferrous metals in metals recycling operations, and increased losses at our Minnesota iron operations and decreased operating income at our IDI facility due to lower selling prices..

Metals Recycling and Ferrous Resources Operations Shipments

	Three Months Ended		Second	Nine Months Ended
	September 30,		Quarter	September,
	2012	2011	2012	2012	2011
Ferrous metal (gross tons)
Total	1,339,853	1,483,122	1,486,222	4,408,915	4,565,141
Intra-segment	(7,320)	(3,594)	(2,007)	(10,240)	(8,786)
Segment shipments	1,332,533	1,479,528	1,484,215	4,398,675	4,556,355
Intra-company	(575,622)	(645,355)	(664,661)	(2,003,137)	(1,970,429)
External shipments	756,911	834,173	819,554	2,395,538	2,585,926
Nonferrous metals (thousands of pounds)
Total	249,685	269,753	258,932	800,253	811,511
Intra-segment	(7,697)	(1,804)	(1,707)	(9,404)	(6,043)
Segment shipments	241,988	267,949	257,225	790,849	805,468
Intra-company	(779)	—	(2,891)	(5,628)	—
External shipments	241,209	267,949	254,334	785,221	805,468

Mesabi Nugget (metric tons) — intra-company	52,082	32,666	33,840	132,152	106,698

Iron Dynamics (metric tons) — intra-company	53,548	61,034	59,103	169,279	182,031

Metals Recycling.  Our metals recycling operations, OmniSource, represent our metals sourcing and processing operations and are the most significant source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 93% and 95% of this segment’s net sales during the third quarters of 2012 and 2011, respectively.

During the third quarter of 2012, metals recycling recorded sales of $766.1 million on shipments of 1.3 million gross tons of ferrous metals and 249.7 million pounds of nonferrous metals, compared with sales of $1.0 billion on shipments of 1.5 million gross tons of ferrous and 269.8 million pounds of nonferrous metals during the same period in 2011. During the third quarter of 2012 and 2011, the metals recycling operations provided approximately 52% and 53%, respectively, of the steel scrap purchased by our steel mills. This represented 43% and 44% of the metals recycling operations’ ferrous shipments for the third quarter of 2012 and 2011, respectively. Sales prices of ferrous metals decreased 20% in the third quarter of 2012 versus the same period in 2011, while sales prices of nonferrous metals decreased 12% between the same periods. During the first nine months of 2012, metals recycling recorded sales of $2.7 billion on shipments of 4.4 million gross tons of ferrous metals and 800.3 million pounds of nonferrous metals, compared with sales of $3.1 billion on shipments of 4.6 million gross tons of ferrous and 811.5 million pounds of nonferrous metals during the same period in 2011. Sales prices of ferrous metals decreased 10% in first nine months of 2012 versus the same period in 2011, while sales prices of nonferrous metals decreased 13% between the same periods.

Operating income for metals recycling increased $6.0 million in the third quarter of 2012 to $10.3 million, compared to the third quarter of 2011 despite volume decreases, due primarily to improved ferrous metals margins, along with decreases in operating expenses. Ferrous scrap prices rose mid-quarter due to increased export activity and perceived inventory shortfall. Operating income for metals recycling decreased $29.6 million in the first nine months of 2012 to $27.9 million, compared to the first nine months of 2011, due primarily to decreased metals spreads for both ferrous (11%) and nonferrous (6%) metals and sales volumes decreases of 3% for ferrous and 1% for nonferrous. Decreased exports of ferrous scrap along with moderating domestic steel mill utilization rates resulted in selling prices declining more rapidly than inputs and thus metal margins have compressed during 2012 overall, negatively impacting operating income.

Ferrous Resources.  Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota iron operations, consisting of an iron nugget production facility and planned operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our planned future iron mining operations which is currently in the permitting process, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Since then, we have continued to refine this pioneering production process and changed equipment configurations to increase production and plant availability. During a planned five week outage in April and May 2012, we made numerous equipment modifications to improve the percentage of time the plant is available to operate each month. After restarting, extended higher operating rates were achieved during periods of time between June and August which provided the opportunity to identify a number of key process optimization options necessary to increase both productivity and product quality. Beginning mid-September, we proceeded with a six week outage of the nugget facility in order to lay the groundwork necessary for the implementation of the improvements. We expect to recommence operations in November, with final equipment installation expected during the first half of 2013, at an estimated investment of $25 million. In the third quarter of 2012 and 2011, Mesabi Nugget produced 52,000 and 33,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. Mining Resources completed the construction and began the initial start-up phase of the iron tailings operation and produced and sold its first product late in the third quarter 2012. This operation will provide iron ore tailings to be concentrated for use by Mesabi Nugget as a low-cost iron concentrate to the nugget production process, replacing higher-priced concentrate from external sources. Production will continue to ramp up into 2013. Losses from our Minnesota iron operations reduced our net income in the third quarter of 2012 by approximately $11 million, $3 million more than in the third quarter of 2011, due primarily to the lower average selling prices in 2012. In the first nine months of 2012 and 2011, Mesabi Nugget produced 132,000 and 107,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. Losses from our Minnesota iron operations reduced our net income in the first nine months of 2012 by approximately $32 million, or $9 million more than in the first nine months of 2011.

Steel Fabrication Operations

Our steel fabrication operations represent the company’s New Millennium Building Systems’ plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 6% and 4% of our external net sales during the third quarter of 2012 and 2011, respectively. The segment achieved operating income of $3.1 million in the third quarter of 2012, compared to a $246,000 loss in the third quarter of 2011. Modest selling price decreases were more than offset by higher selling volumes, improved metal margins, and reduced conversion costs per ton resulting from increased production levels in the third quarter of 2012 compared to the same period in 2011. The segment had operating income of $666,000 in the first nine months of 2012, compared to a $4.8 million loss in the first nine months of 2011. Again, selling price decreases were more than offset by higher selling volumes, improved metal margins, and reduced costs from increased production for the first nine months of 2012 compared to the same period in 2011.

Net sales for the segment increased by $19.3 million, or 23%, in the third quarter of 2012 compared to the third quarter of 2011, as volumes increased 24% in the third quarter of 2012 when compared with the same period in 2011. However, our average steel fabrication operations’ selling price per ton shipped decreased $9, or 1%, during the same period. Sales volume increases in the third quarter of 2012 compared to the third quarter of 2011 were the result of some modest improvement in the non-residential construction market, market share gains in existing markets, as well as our expansion into the western United States from the start-up of plants in Arkansas, Nevada and Northern Mexico. We anticipate continuing to expand our market presence and penetration in the western portion of the United States as we continue to ramp up our operations in that market. While we have seen increased order entry and sales volumes in 2012 versus 2011, the non-residential construction market continues to recover slowly.  Net sales for the segment increased by $75.4 million, or 38%, in the first nine months of 2012 compared to the first nine months of 2011, as volumes increased 40%. However, our average steel fabrication operations’ selling price per ton shipped decreased $14, or 1%, during first nine months of 2012 versus the same period in 2011. Sales volume increases in the first nine months of 2012 compared to the first nine months of 2011 were the result of some modest improvement in the non-residential construction market, and market share gains in existing markets, including our expansion into the western United States.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the third quarter of 2012 and 2011, the cost of steel products purchased represented 69% and 72% of the total cost of manufacturing for our steel fabrication operations, respectively; while the cost of steel decreased in the third quarter of 2012, as compared to the same period in 2011 by $66 per ton.   During the first nine months of 2012 and 2011, the cost of steel products purchased represented 71% of the total cost of manufacturing for our steel fabrication operations; while the cost of steel decreased in the first nine months of 2012, as compared to the same period in 2011 by $20 per ton.

Steel Fabrication Operations Average Selling Prices and Volumes

Third Quarter Consolidated Results 2012 vs. 2011

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing, amortization of intangible assets and impairment charges) were $83.7 million during the third quarter of 2012, as compared to $90.5 million during the third quarter of 2011, a decrease of $6.8 million, or 7%. Excluding impairment charges, our selling, general and administrative expenses represented 4% of our total net sales during both the third quarter of 2012 and 2011. The decrease in our selling, general and administrative expenses during the third quarter of 2012 as compared to the same period 2011was due primarily to decreased profit sharing and bonus expenses, consistent with the lower levels of profitability in the third quarter of 2012, as these items are directly linked to company profitability. The $7.9 million of impairment charges during the quarter related to the third quarter 2012 decision to terminate two small joint venture entities (not within a reportable segment), which were not aligned with our long-term strategic focus.

Interest Expense, net of Capitalized Interest.  During the third quarter of 2012, gross interest expense decreased $3.3 million to $41.8 million, and capitalized interest decreased by $115,000 to $353,000, when compared to the same period in 2011. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. The decrease in gross interest expense in the third quarter of 2012 as compared to the third quarter of 2011 is due to a lower effective interest rate due to the first and third quarter 2012 refinancing of certain of our senior notes. We anticipate further reductions in gross interest expense as a result of the third quarter 2012 refinancing and overall debt reductions.

Other Expense (Income), net.  Other expense was $24.0 million during the third quarter of 2012, as compared to income of $3.5 million during the same period in 2011. The increased expense in the third quarter of 2012, compared to the same period in 2011 is due to the incurrence of $26.3 million of non-operating charges related to our third quarter refinancing activities, which were primarily comprised of prepayment fees. During the third quarter of 2012, we recorded interest income of $1.1 million, consistent with the same period in 2011.

Income Taxes.  During the third quarter of 2012, our income tax expense was $1.1 million, as compared to $27.7 million during the same period in 2011. Our effective income tax rate before noncontrolling interests was 15.5% and 41.0%, during the third quarter of 2012 and 2011, respectively. Certain tax positions were effectively settled during the three months ended September 30, 2012, resulting in a decrease in unrecognized tax benefits and a corresponding income tax benefit being recorded during the quarter.  This income tax benefit however was largely offset by an increase during the third quarter in the estimated annual effective tax rate for 2012.

First Nine Months Consolidated Results 2012 vs. 2011

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $243.6 million during the first nine months of 2012, as compared to $269.1 million during the same period in 2011, a decrease of $25.5 million, or 9%. During the first nine months of 2012 and 2011, selling, general and administrative expenses represented approximately 4% of net sales. The decrease in selling, general and administrative expenses during the first nine months of 2012, as compared to the first nine months of 2011, exclusive of the impairment charges in 2012, was due primarily to decreased profit sharing and bonus expenses, consistent with the lower levels of profitability in the first nine months of 2012, as these items are directly linked to company profitability.

Interest Expense, net of Capitalized Interest.  During the first nine months of 2012, gross interest expense decreased $9.5 million, or 7%, to $124.6 million, and capitalized interest decreased $324,000, or 27%, to $880,000, as compared to the same period in 2011. The decrease in gross interest expense for the first nine months of 2012, compared to the first nine months of 2011, is due to a lower effective interest rate resulting from the , 2012 refinancings discussed above.

Other Expense (Income), net.  Other expense was $32.4 million during the first nine months of 2012, as compared to other income of $13.8 million during the same period in 2011. We incurred non-operating charges of $13.9 million during the first quarter of 2012 and $26.3 million during the third quarter of 2012, related to the previously noted refinancing activities. Interest income was $3.7 million for the first nine months of 2012 versus $3.4 million in the same period in 2011.

Income Taxes.  During the first nine months of 2012, our income tax provision was $53.0 million, as compared to $143.4 million during the same period in 2011, and our effective income tax rates before noncontrolling interests were 37.8% and 37.4%, respectively. The higher rate in 2012 versus 2011 is due most notably to our inability to recognize any benefit from the research and development tax credits that have not yet been approved by Congress for 2012, and the impact of increased non-controlling interest losses in 2012 on the effective rate, offset by the impact of the previously noted reduction in unrecognized tax benefits during 2012.

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

Working Capital. Trade receivables decreased $10.0 million during the first nine months of 2012 on lower sales. Total inventories increased $9.5 million, or 1%, to $1.2 billion during the first nine months of 2012. Our raw materials, primarily steel scrap inventories, increased by approximately $14.0 million during the first nine months of 2012, with scrap volumes decreasing by 47,000 gross tons (6%), but pricing increasing 11%. Our work-in-process and finished goods inventories decreased $24.8 million, with volumes decreasing by 16,000 net tons. Our trade payables and general accruals decreased $82.2 million, or 13%, during the first nine months of 2012, as trade payables were lower due to the lower production levels, and 2011 profit sharing and bonus amounts were paid in the first quarter of 2012.

Capital Investments.  During the first nine months of 2012, we invested $158.7 million in property, plant and equipment, of which 46% related to the construction of our copper rod mill and iron tailings plants. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion and attains appropriate operational metrics. We estimate total capital expenditures for the fourth quarter of 2012 to be in the range of $40 to $60 million.

Capital Resources and Long-term Debt.  During the first nine months of 2012, our total outstanding debt decreased $176.1 million to $2.2 billion due primarily to the 2012 refinancings discussed above. Similarly, our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interest, and our total stockholders’ equity, decreased to 47.5% at September 30, 2012, as compared to 50.1% at December 31, 2011.

We have a senior secured credit facility (Facility) that matures in September 2016 which provides for a $1.1 billion revolver (Revolver). Subject to certain conditions, we have the opportunity to increase the Revolver capacity by an additional $125.0 million. The Facility is guaranteed by certain of our subsidiaries and is secured by substantially all of our accounts receivable and inventories and pledges of shares of our wholly owned subsidiaries’ capital stock. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes.

The outstanding balance on the Revolver must be the lesser of $1.1 billion less other applicable commitments such as letters of credit and other secured debt, as defined within the Facility or the sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments. At September 30, 2012, we had $1.1 billion of availability on the Revolver, $14.2 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

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

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt to EBITDA ratio exceeds 3.50:1:00 at any time, our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At September 30, 2012, our interest coverage ratio and net debt leverage ratio were 3.83:1.00 and 3.11:1.00, respectively. We were therefore in compliance with these covenants at September 30, 2012, and we anticipate we will remain in compliance during 2012.

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

As a result of the refinancing activity in the third quarter of 2012 noted below, we reduced amounts outstanding under our senior notes by $170.0 million, reduced our overall effective interest rate, and extended our debt maturities.

On August 16, 2012, we issued $400.0 million of 6 1/8% Senior Notes due 2019 (2019 Senior Notes) and $350.0 million of 6 3/8% Senior Notes due 2022 (2022 Senior Notes) (together the “Senior Notes”). Interest on the Senior Notes will be paid semiannually on February 15 and August 15 of each year with the first payment on February 15, 2013. The Senior Notes are in equal right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness. The 2019 Senior Notes contain provisions that allow us to redeem the notes any time on or after August 15, 2016 at a redemption price of 103.063%, on or after August 15, 2017 at a redemption price of 101.531%, and on or after August 15, 2018 at 100.000%. The 2022 Senior Notes contain provisions that allow us to redeem the notes any time on or after August 15, 2017 at a redemption price of 103.188%, on or after August 15, 2018 at a redemption price of 102.125%, on or after August 15, 2019 at a redemption price of 101.063%, and on or after August 15, 2020 at 100.000%. Before August 15, 2015, we may redeem up to 35% of each of the 2019 Senior Notes and the 2022 Senior Notes at a redemption price of 106.125% or 106.375%, respectively, of their principal amount, using the proceeds from the sales of our common stock. At any time prior to August 15, 2016, in the case of the 2019 Senior Notes and August 15, 2017, in the case of the 2022 Senior Notes, we may redeem some or all of the 2019 Senior Notes and 2022 Senior Notes, respectively, by paying a “make-whole” premium.

A portion of the proceeds from the issuance of the Senior Notes were used to fund the August 16, 2012 purchase of $62.2 million (plus accrued interest) of our 7 3/8% Senior Notes due 2012, and $410.5 million (plus accrued interest) of our 7¾% Senior Notes due 2016, pursuant to a tender offer.  In addition, on August 31, 2012 we redeemed the then remaining $89.5 million (plus accrued interest) outstanding 7¾% Senior Notes due 2016. The remaining proceeds along with available cash were used for the September 28, 2012 extinguishment of the then remaining $358.1 million (plus accrued interest through the November 1, 2012 maturity date) outstanding 7 3/8% Senior Notes, due 2012.

Cash Dividends.  We declared cash dividends of $65.7 million, or $0.30 per common share ($0.10 per common share each quarter), during the first nine months of 2012 and $65.6 million, or $0.30 per common share, during the first nine months of 2011. We paid cash dividends of $65.7 million and $60.0 million during the first nine months of 2012 and 2011, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis.  During the remainder of 2012, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the periods ended September 30, 2012 or 2011.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for certain commodities such as electricity, natural gas and its transportation, fuel, zinc, and iron concentrate. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 36 months for physical commodity requirements and for up to 9 years for commodity transportation requirements. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which was recently extended through December 2014. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At September 30, 2012, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or supplier. At September 30, 2012, we had a cumulative unrealized loss associated with these financial contracts of $7,487,000, substantially all of which have a settlement date within the next twelve months. We believe the customer and supplier contracts associated with the financial contracts will be fully consummated.

ITEM 4.                   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 7, 2012

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)