Form 10-K
period 2012-12-31
STEEL DYNAMICS INC
filed 2013-02-27
CIK 1022671

Use these links to rapidly review the document
STEEL DYNAMICS, INC. Table of Contents
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2012, was approximately, $2,065,324,161. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

         As of February 15, 2013, Registrant had outstanding 220,114,512 shares of common stock.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to April 30, 2013, are incorporated herein by reference.

STEEL DYNAMICS, INC.

PART I

Special Note Regarding Forward-Looking Statements

        Throughout this report, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference herein or herefrom, or in press releases or oral statements made by our officers or Regulation FD authorized representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect present or historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project" or "expect," or by the words "may," "will," or "should," are intended to operate as "forward looking statements" of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive and cautionary statements by creating a "safe harbor" from liability in the event that a particular prediction does not turn out as anticipated.

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

ITEM 1.    BUSINESS

Our Company

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking capability of 6.4 million tons and actual recycling volumes. Actual metals recycling shipments during 2012, 2011, and 2010, respectively, were 5.6 million gross tons, 5.9 million gross tons, and 5.2 million gross tons of ferrous materials; and 1.1 billion pounds, 1.1 billion pounds and 961 million pounds of nonferrous metallics. Our steel shipments during 2012, 2011, and 2010 were 5.8 million tons, 5.8 million tons, and 5.3 million tons, respectively. We reported net sales of $7.3 billion, $8.0 billion, and $6.3 billion during 2012, 2011, and 2010, respectively. At December 31, 2012, we employed approximately 6,670 individuals, 90% of whom were non-union.

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

        Steel Operations.    Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities. Our steel operations accounted for 62%, 61%, and 61% of our consolidated net sales in 2012, 2011, and 2010 respectively. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, agriculture, energy, construction, commercial, transportation and industrial machinery markets.

  Sheet Products.    Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. Our sheet operations represented 57%, 60%, and 63% of this segment's net sales in 2012, 2011, and 2010, respectively.

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

        Metals Recycling and Ferrous Resources Operations.    This operating segment primarily includes our metals recycling operations, liquid pig iron production facility, and Minnesota iron operations. Our metals recycling and ferrous resources operations accounted for 32%, 35%, and 35% of our consolidated net sales in 2012, 2011, and 2010, respectively.

  Metals Recycling.    Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of income in this segment. Our metals recycling operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 94%, 95%, and 96% of this segment's net sales during 2012, 2011, and 2010, respectively. Our metals recycling operations also sell ferrous metals to our own steel mills as a raw material. These shipments to our steel mills represented 46%, 43%, and 42% of our metals recycling ferrous shipped tons in 2012, 2011, and 2010, respectively.

  Ferrous Resources.    Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota iron operations, consisting of an iron nugget production facility and planned operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our planned future iron mining operations which is currently in the permitting process, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Since that time, we have refined this pioneering production process and changed equipment configurations to increase production and plant availability. The facility's designed annual production capacity is 500,000 metric tons. In 2012, 2011 and 2010, Mesabi Nugget produced and shipped 169,000, 160,000 and 67,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. Our iron tailings operation, Mining Resources, started operations in the fourth quarter of 2012 and expects to be at full capacity during the first half of 2013. This operation provides iron ore tailings to be concentrated for use by Mesabi Nugget as a low-cost iron concentrate to the nugget production process.

        Steel Fabrication Operations.    Our steel fabrication operations include six New Millennium Building Systems plants, which fabricate steel joists, trusses, girders, and decking used within the non-residential construction industry. Steel fabrication operations accounted for 5%, 3%, and 3% of our consolidated net sales in 2012, 2011, and 2010, respectively.

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

Secure Supply of Ferrous Raw Materials / Develop Metals Recycling and Ferrous Resources Business Platform

        We maintain a secure supply of ferrous raw material resources through the benefit of our metals recycling operations, as well as through our current ironmaking facilities. Ferrous materials represent our single-largest component of our steel operations total manufacturing costs, excluding the Techs, representing 66% and 68% of such costs in 2012 and 2011, respectively. During 2012 and 2011, our metals recycling operations provided our steel operations with 51% and 52%, respectively, of its ferrous scrap requirements based on volume. During both 2012 and 2011, we consumed 6.0 million tons of metallic materials in our steel making furnaces, of which iron units other than scrap represented approximately 8% and 7%, respectively. Our ironmaking operations internally supplied 90% and 87%

of these iron units in 2012 and 2011, respectively through the transfer of liquid pig iron, hot briquetted iron, and iron nuggets, which are higher-quality, energy-saving ferrous raw materials.

        We expect domestic and global demand for steel products to continue to increase, and we believe there may be supply constraints of various commodities, including ferrous materials. During periods of economic downturn, significant reductions in available prime industrial scrap are a direct result of lower domestic manufacturing rates. Additionally, as consumers utilize assets for longer periods of time and replace items less frequently, the flow of other sources of scrap, such as auto bodies, appliances, and other goods, is also constrained. The world demand for domestic ferrous resources has increased in nearly every year in the past decade, impacting scrap availability as exports increase to developing countries.

        We believe our metals recycling and ferrous resources operations not only provide us with a quality, cost effective, and secure, raw material platform, but we also believe it provides us with significant revenue generating and profitability opportunities, that allow for funding of future growth, whether in ferrous resources or in other ventures. We intend to continue to participate in the development of new technologies to increase the effectiveness of our metals recycling recovery capabilities and to consider new strategic relationships in order to increase the amount of unprocessed metals we have the ability to source and eventually sell.

Diversified Product Mix / Expand Product Offerings

        Our current products in our steel segment include hot rolled, cold rolled, galvanized, Galvalume® and painted sheet steel; various structural steel beams and rails; special bar quality steel; and various merchant steel products, including beams, angles, flats and channels. In addition, we offer steel finishing and fabrication services. In the metals recycling operations of our metals recycling and ferrous resources segment, our products include an array of both ferrous and nonferrous scrap processing, scrap management, transportation, and brokerage products and services. Finally, our steel fabrication segment produces steel joists and steel decking materials. This diversified mix of products enables us to access a broad range of end-user markets, serve a broad customer base, and helps mitigate our market exposure to any one product or end-user market. In addition, our value-added product offerings help to balance our exposure to commodity grade products.

        We will continue to seek additional opportunities to further expand our range of products, whether through the expansion of existing facilities such as the expansion at our Engineered Bar Products Division into high-quality small-diameter SBQ bars or the expansion at our Structural and Rail Division into carbon steel and head-hardened rails, greenfield projects, or acquisitions or ventures that may become available in both the domestic steel and recycling industries. Maximization of our Minnesota iron operations as well as the expansions and upgrades of existing facilities, are further important steps in pursuing our strategy of secure raw material sourcing and product line expansion.

Strategic Geographic Locations / Enter New Geographic Markets

        The locations of our steelmaking facilities, near sources of scrap materials and near our customer base, allow us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. Recycled steel scrap and iron units represent the most significant component of our cost of steel manufacturing. Our metals recycling facilities are located in the Upper Midwest and Southeastern United States, and thus further expand our geographic service area. We believe these regions account for a majority of the total steel scrap produced in the United States. Our coated sheet steel products are also more cost effectively available through our locations in Pittsburgh, Pennsylvania and Jeffersonville, Indiana due to river access. In October 2010, we purchased certain joist assets from another manufacturer, including three plants located in Arkansas, Nevada, and northern Mexico, which along with our locations in the Midwest and Southeast, provides us with a national footprint allowing us to serve the entire joist and deck domestic market and national accounts.

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

Steel Operations

        Our steel operations segment consists of steelmaking and coating operations. The following chart summarizes the locations and the current capacities of our facilities:

Steel Production Capacity (tons)	Casting	Rolling/Billet
Sheet Products:
Flat Roll Division—Butler, Indiana	3,050,000	3,000,000
Long Products:
Structural and Rail Division—Columbia City, Indiana	2,200,000	1,800,000
Engineered Bar Products Division—Pittsboro, Indiana(1)	750,000	625,000
Roanoke Bar Division—Roanoke, Virginia	650,000	—
Merchant Bars	—	500,000
Billets	—	150,000
Steel of West Virginia—Huntington, West Virginia(2)	280,000	320,000

	6,930,000	6,395,000

Steel Coating Capacity (tons)	Galvanizing	Painting
Sheet Products:
Flat Roll Division—Butler, Indiana	720,000	240,000
The Techs—Pittsburgh, Pennsylvania	1,005,000	—
Flat Roll Division—Jeffersonville, Indiana	300,000	190,000

	2,025,000	430,000

(1)
Rolling capacity expected to increase to 950,000 tons by end of 2013 from the expansion project currently in process.

(2)
Rolling capacity expected to increase to 355,000 tons in the first half of 2013 due to equipment enhancements currently in process.

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

SHEET PRODUCTS

        Our sheet steel products are produced by both our Flat Roll Division, which consists of our flat roll mill, galvanizing and painting facilities in Butler, Indiana; our galvanizing and painting facilities in Jeffersonville, Indiana; and The Techs, our Pittsburgh, Pennsylvania-based galvanizing company, which operates three galvanizing facilities: GalvTech, MetalTech, and NexTech.

        Our flat roll mill manufactures flat rolled, hot rolled, cold rolled and coated steel products. We produced 2.8 million tons and 2.9 million tons at this facility in 2012 and 2011, respectively. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, this mill has achieved ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification. We believe that these certifications have enabled us to serve a broad range of customers who may require certifications for themselves or to satisfy the end-users of our steel products.

        Our flat roll mill has two twin-shell electric arc furnaces, which enable us to melt scrap in one vessel while tapping the other vessel and refilling it with steel scrap and iron units to make it ready for the next heat. This results in more heats and greater productivity. We have three ladle metallurgy stations, two continuous thin-slab casters, and two tunnel furnaces. Our hot rolling mill, which progressively reduces the slab in thickness, consists of a seven-stand rolling mill capable of rolling sheet steel down to 1.0 mm, with excellent surface quality, which enables us to access markets previously available only to more expensive cold finished material.

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

        The Techs facilities produced 657,000 tons and 713,000 tons in 2012 and 2011, respectively. The Techs facilities have galvanizing lines with varying capabilities. NexTech is capable of coating cold rolled steel in gauges from .007 to .020 inches and in widths between 24 and 43 inches. GalvTech is capable of coating cold rolled steel in gauges from .012 to .040 inches and in widths between 30 and 60 inches. MetalTech is capable of coating cold rolled steel in gauges from .015 to .160 inches and in widths between 24 and 52 inches. In addition to third party steel producers, our Flat Roll Division provides The Techs with required steel material. The Techs has achieved the ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification.

        The following table summarizes the types of sheet products we sold during the respective years.

Products:	2012	2011
Hot rolled	28%	29%
Pickled and Oiled	9	9
Cold rolled	4	4
Hot rolled galvanized	16	16
Cold rolled galvanized	24	25
Galvalume®	3	3
Painted	16	14

Total	100%	100%

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

        Customers.    Steel processors and service centers typically act as intermediaries between primary steel producers and the many end-user manufacturers that require further processing of hot rolled coils. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We believe that our intermediate steel processor and service center customers will remain an integral part of our customer base. The location of our Jeffersonville facility on the Ohio River also creates opportunities for market expansion into other geographic regions. The Techs produces galvanized flat rolled products that are similar to those produced by our Flat Roll Division and sold to a similar customer base. Each of The Techs facilities specializes in the galvanizing of specific types of flat rolled steels in generally non-automotive applications, servicing a variety of customers in the heating, ventilation and air conditioning (HVAC), construction, agriculture and consumer goods markets. We exported 2% of our sheet products during both 2012 and 2011.

        During 2012, we sold our flat rolled products to approximately 300 customers. Heidtman Steel Products, Inc, which is principally owned by one of our directors, accounted for approximately 3% of our consolidated net sales in both 2012 and 2011, respectively.

        The following table summarizes the types of customers who purchased our sheet steel products during the respective years:

	2012	2011
Customers:
Service centers (including end-user intermediaries)	57%	57%
Construction	9	10
Heating, ventilation and air conditioning	4	4
Pipe and tube	6	6
Other original equipment manufacturers (OEM)	24	23

Total	100%	100%

        Markets.    Flat rolled products represent the largest portion of the domestic steel market. Flat rolled products consist of hot rolled, cold rolled and coated steel. The following table shows the U.S. shipments of these products, as reported by the American Iron and Steel Institute (AISI).

	Years Ended December 31,
	2012	2011	2010	2009	2008
U.S. Shipments (tons, in millions):
Hot Rolled(1)	29.5	29.6	25.5	18.1	28.1
Cold Rolled(2)	12.4	11.8	11.1	8.7	13.6
Coated(3)	20.5	19.0	17.2	12.2	18.3

Total	62.4	60.4	53.8	39.0	60.0

Sheet steel as a percentage of total U.S. steel shipments	65%	66%	64%	63%	61%

(1)
Includes pipe/tube, sheet, strip and plate in coils.

(2)
Includes blackplate, sheet, strip and electrical.

(3)
Includes tin coated, hot dipped, galvanized, electrogalvanized and all other metallic coated.

        Competitors.    Our sheet steel-making operations compete with many North American integrated hot rolled coil producers, such as U.S. Steel (Gary, Indiana); AK Steel Corporation (Middletown, Ohio); and ArcelorMittal (Cleveland, Ohio, and Indiana Harbor, Indiana). In addition, we compete with a number of mini-mills, such as Nucor Corporation (Crawfordsville, Indiana); Gallatin Steel Company (Ghent, Kentucky); and North Star Bluescope Steel (Delta, Ohio).

        Competitors in our sheet steel-coating operations include Nucor Corporation (Crawfordsville, Indiana, Hickman, Arkansas and Berkeley, South Carolina); Sharon Coatings (Sharon, Pennsylvania); U.S. Steel (Granite City, Illinois, Pittsburgh, Pennsylvania, Fairless, Pennsylvania and Fairfield, Alabama); Wheeling Nisshin (Follansbee, West Virginia); and Severstal (Columbus, Mississippi).

LONG PRODUCTS

Structural

        Our Structural and Rail Division in Columbia City, Indiana, produces structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard strength and industrial quality grade rails for the railroad industry. Expansion plans scheduled to come on line before the end of 2013 include the installation of a state-of-the-art heat-treating system that when operational, will allow us to produce head hardened plain carbon steel rails.

        We produced 980,000 tons and 876,000 tons at this facility during 2012 and 2011, respectively. Our facility melts scrap and iron units in two single-shell electric arc furnaces. Our two continuous casters are each capable of casting four strands of various sized blooms and beam blanks. Caster one casts in lengths of 17 to 48 feet and caster two in lengths of 17 to 49 feet. We can transport the cast strands directly through a reheat furnace to our original four-stand, all reversing, hot rolling mill; to our medium section rolling mill; or into a storage area for reheating and rolling in either mill at a later time. Our original hot rolling mill rolls the product into either a structural steel product or a rail product. The medium section rolling mill can produce lighter structural shapes and merchant bar. Our Columbia City, Indiana, facility has achieved the ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification.

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

        Customers.    The principal customers for our structural steel products are steel service centers, steel fabricators and various manufacturers. Service centers, though not the ultimate end-user, provide valuable mill distribution functions to the fabricators and manufacturers, including small quantity sales, repackaging, cutting, preliminary processing and warehousing. The majority of our structural steel products are sold to service centers. Exports accounted for 13% and 10% of our Structural and Rail Division's sales in 2012 and 2011, respectively.

        Markets.    According to the Steel Manufacturers Association, domestic structural steel consumption in 2012, 2011, and 2010 was approximately 6.1 million tons, 5.9 million tons, and 5.4 million tons, respectively. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials.

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

Rail Products

        Our Structural and Rail Division in Columbia City, Indiana currently produces standard strength rails for the railroad industry. We produced and shipped approximately 144,000 tons and 117,000 tons of rail during 2012 and 2011, respectively, and plan to further expand rail shipments in 2013, including the addition of premium rail. In addition, our rail-welding facility has the ability to weld longer length rails to lengths up to 1,700 feet. Such long strings offer substantial savings to the railroads both in terms of initial capital cost and through reduced maintenance. In contrast, current production of rail in the United States, and available imported rail, is limited to a maximum of 80-foot lengths, as a result of existing plant layout restrictions and the physical limitations of ocean freight.

        Products.    We are currently capable of manufacturing standard rail grades in weights of 115 lbs. per yard, 136 lbs. per yard, and 141 lbs. per yard, in 240 feet rail lengths, which no one else presently produces in or imports into the United States or Canadian rail markets.

        Customers.    The marketplace for steel rails in the United States, Canada and Mexico is specialized and defined, with nine major railroads and a large distribution network. We continue the qualification process, and supply rail in 240' lengths and Continuous Welded Rail (CWR) throughout this network. We have broadened our customer base to reach Burlington Northern Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation, Kansas City Southern, LB Foster Co., and most recently Kansas City Southern de Mexico and Ferromex. We have been approved and qualified to supply CWR rail for the tightest and most stringent welding specifications within the North American Rail market, i.e., Amtrak (Passenger Rail).

        Markets.    According to AISI data, domestic rail shipments averaged approximately 1.0 to 1.1 million tons annually over the 2010 to 2012 period, including standard rail and premium or head-hardened rail. Of the total shipments of rail during 2011, approximately 75% was produced domestically and approximately 25% was imported, mainly from Japan and Europe. There are currently no rail producers in Canada.

        Competitors.    At present, the rail market is principally served by two other producers: Rocky Mountain Steel (Pueblo, Colorado), a division of Evraz Oregon Steel Mills, Inc., and ArcelorMittal (Steelton, Pennsylvania). Each of these producers has the capability to produce either standard or premium rail, although neither is currently equipped to produce rail in 240-foot lengths, or weld rail into longer sections. Global competitors include high quality integrated and electric furnace steel producers in Europe and Asia, including Voest-Alpine, Nippon Steel, NKK, Tata, Moravia Steel, and Lucchini, SPA.

Engineered Bar Products

        Our engineered bar mill located in Pittsboro, Indiana is capable of producing a broad array of engineered special bar quality (SBQ), merchant bar quality (MBQ), and reinforcing bar products. The mill consists of a 100-ton single-shell AC furnace, a three-strand continuous caster currently capable of casting both a 7"×7" billet and a 14"×10" bloom, a reheat furnace, and a rolling mill consisting of a roughing mill and intermediate mill, as well as reducing and sizing blocks used in the production of SBQ rounds. We produced 542,000 tons and 638,000 tons during 2012 and 2011, respectively, at this facility. We generally employ this facility primarily for the manufacture of SBQ products. Expansion plans that are scheduled to come on line before the end of 2013 are intended to increase the mill's capacity to produce special-bar-quality (SBQ) steel bars from 625,000 tons to 950,000 tons, and to expand the mill's product offering of high-quality small-diameter (1-inch to 3-inch) precision SBQ bars.

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

        Products.    We are capable of producing a broad line of engineered SBQ products. SBQ products are uniquely designed for applications ranging from gears and shafts to mining equipment and oil patch tubing. We can produce SBQ rounds in sizes from 1.5 to 9 inches and SBQ round cornered squares in sizes from 2 to 8 inches. Approximately 25% and 30% of our products produced had additional processing completed in our bar finishing facility in 2012 and 2011, respectively.

        Customers.    SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers, steel service centers, and distributors. Major customers include Caterpillar, OneSteel Grinding, and Michigan Seamless Tube. Export sales accounted for 7% and 3% of our Engineered Bar Product Division's sales in 2012 and 2011.

        Markets.    According to AISI data, domestic apparent hot rolled bar steel demand has increased from approximately 4.5 million tons annually in 2010 to approximately 5.7 million tons in 2012. According to the AISI, apparent demand of light structural shapes, also characterized by a major dimension of less than 3 inches, increased from 1.9 million tons in 2010 to over 2.3 million tons in 2012. These amounts include both SBQ and merchant bar products.

        Competitors.    Our major competitors for SBQ products include Republic Engineered Products (Akron, Ohio); The Timken Company (Canton, Ohio); Gerdau (Jackson, Michigan), and Nucor (Memphis, Tennessee and Monroe, Michigan).

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

        During 2012 and 2011, Roanoke produced 623,000 tons and 590,000 tons of billets respectively, and 466,000 tons and 454,000 tons of finished steel products, respectively. The excess steel billet production is sold to mills without sufficient melting capacities, including some of our own mills, such as our Steel of West Virginia facility. In addition, our steel fabrication operations also purchase angles from our Roanoke facility.

        Products.    We are capable of producing a broad line of merchant steel products consisting of angles, plain rounds, flats, channels, and reinforcing bars of various lengths and sizes. We also produce various sizes and grades of billets.

        Customers.    These merchant bar products are sold primarily to steel service centers as well as rebar distributors, joist producers, and OEMs, while billets are sold to other steel mills, including our Steel of West Virginia mill. Roanoke exported less than 1% of its tons in both 2012 and 2011.

        Markets.    The apparent domestic hot rolled bar and reinforcing bar combined demand increased from approximately 11 million tons annually in 2010 and 2011 to approximately 12 million tons annually in 2012 according to AISI data. In addition the AISI apparent domestic demand of bar-sized light shapes averaged approximately 2.1 million tons annually during the 2010 to 2012 period. These amounts include both SBQ and merchant bar products.

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

 Specialty Shapes

        Our Steel of West Virginia mill consists of two 70-ton electric arc furnaces, a three strand continuous caster capable of casting squares from 4 × 4 inches to 8 × 8 inches and rectangles from 5 ×4 inches to 4 × 9.75 inches, two rolling mills and various types of fabrication equipment. Unlike most other mills, Steel of West Virginia frequently performs finishing operations on its products, such as cutting to length, additional straightening, hole punching, shot blasting, welding and coating. Through this additional finishing, we create custom finished products that are generally placed directly into our customers' assembly operations. Steel of West Virginia has fabrication facilities in Huntington, West Virginia and Memphis, Tennessee. We produced 296,000 tons and 269,000 tons of various merchant and structural steel products at this facility during 2012 and 2011, respectively. Additionally, Steel of West Virginia has achieved the ISO 9001:2008 certification.

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

        Markets.    Steel of West Virginia operations generally sell into smaller niche markets. During 2012 and 2011, Steel of West Virginia exported 9% and 7% of its sales.

        Competitors.    Our industrial truck products compete with European operations, such as Mannstaedt (Germany); Tata Steel (United Kingdom); and Hoesch (Germany). Our major truck trailer beam competitor is a division of Gerdau (Manitoba, Canada and Memphis, Tennessee). Our other product offerings compete on a national basis with Nucor (Berkeley, South Carolina and Darlington, South Carolina) and Gerdau (Cartersville, Georgia).

Metals Recycling and Ferrous Resources Operations

METALS RECYCLING

        Our metals recycling operations include both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services in over 70 locations primarily in the Midwest and Southeast portion of the United States. In addition, OmniSource designs, installs and manages customized scrap management programs for industrial manufacturing companies at nearly 400 locations throughout North America. Our steel mills utilize a portion of the steel scrap processed through OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In 2012, 2011, and 2010, OmniSource supplied our steel mills with approximately 51%, 52%, and 47%, respectively, of the tons of their ferrous raw material requirements, representing approximately 46%, 43%, and 42%, respectively, of OmniSource's 2012, 2011, and 2010 ferrous shipped tons.

        Our metals recycling operations processed and/or brokered approximately 5.6 million gross tons and 5.9 million gross tons of ferrous material during 2012 and 2011, respectively. OmniSource also processed and brokered approximately 1.1 billion pounds of nonferrous material during 2012 and 2011. OmniSource's revenues by major scrap category were 64% ferrous and 36% nonferrous (including stainless) in 2012 and 2011. During 2012 and 2011, approximately 10% and 11%, respectively, of OmniSource's revenues were from export sales primarily from nonferrous materials.

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

        Ferrous scrap comes from two primary sources: (i) manufacturers and industrial plants, metal fabrication plants, machine shops and factories which generate steel scrap referred to as prompt or industrial scrap, and (ii) scrap dealers, retail individuals, auto wreckers, demolition firms and others who generate steel and iron scrap referred to as "obsolete" scrap. Market demand and the composition, quality, size, weight and location of the materials are the primary factors that determine prices. We purchase nonferrous scrap from three primary sources: (i) manufacturers and other nonferrous scrap sources which generate or sell scrap aluminum, copper, stainless steel and other nonferrous metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense and recycling companies that generate nonferrous scrap consisting primarily of copper wire, aluminum beverage cans and various other metals and alloys; and (iii) retail individuals who deliver directly to our facilities material which they collect from a variety of sources. During 2012, the company continued to expand its number of retail yards in strategic locations to increase cost-effective scrap sourcing. Additional retail yard expansion is planned for 2013. We also collect ferrous and nonferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval containers near these sources. The containers are subsequently transported to our processing facilities.

        Our metals recycling facilities consist of offices, warehouse buildings and open-air collection and processing facilities of various sizes and acreages, equipped with specialized equipment for processing both ferrous and nonferrous metal where we receive, sort, process and store the metals. We equip our facilities with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators, which enable us to efficiently process large volumes of scrap metals. To facilitate processing, shipping and receiving, we equip our ferrous metal processing centers with presses, shredders or hydraulic shears to prepare and compress scrap metal for easier handling. Cranes are utilized to handle scrap metals for processing and to load material for shipment. Many of our facilities have rail access as ferrous scrap is primarily shipped by open gondola railcar. Additionally, several of the metals recycling divisions have achieved certifications, including ISO 9001:2008 and ISO 14001:2004 certification. We continue to make improvements such as our successful installation and commissioning at three locations of the Gamma Tech analyzer which allows for a more precise measure of copper content in scrap metal. These additions have benefited our steel mills by providing a known, low-copper scrap source while providing OmniSource a competitive product advantage to other customers. During 2012 we began to construct enhanced downstream separation technology at two of our locations, which when operational in 2013 will further enhance the recovery of nonferrous materials from residual shredded material and decrease landfill costs.

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

        Markets.    According to the Institute of Scrap Recycling Industries (ISRI), approximately 74 million metric tons and 66 million metric tons of recycled iron and steel (including stainless and alloys) were processed in the United States during 2011 and 2010, respectively. In addition, approximately nine million and eight million metric tons of nonferrous scrap (including aluminum, copper, lead, and zinc) were processed during both 2011 and 2010, respectively. Scrap is a global commodity influenced by conditions in a number of industrialized and emerging-markets throughout Asia, Europe and North America. ISRI estimates that approximately 23 million metric tons and 19 million metric tons of ferrous scrap were exported from the United States in 2011 and 2010, respectively. Nonferrous exports from the United States were estimated by ISRI to be 3.4 million metric tons and 3.0 million metric tons in 2011 and 2010, respectively.

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

        We also face potential competition for sales of processed scrap from other producers of steel products, such as integrated steel mills and steel mini-mills, some of which are vertically integrated in the scrap metals recycling business, as a number of steel manufacturers, as we do, currently operate their own scrap yards. In addition, other steel mills may compete with us in attempting to secure scrap supply through direct purchasing from our scrap suppliers. Scrap metal processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability and relative prices of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices and/or lower demand for our scrap products.

        The industry is highly fragmented with many smaller family-owned companies, although OmniSource also competes with a number of national and global companies, each of which has multiple locations in areas in which OmniSource also operates. These larger entities include The David J. Joseph Company (a subsidiary of Nucor Corporation), Sims Metal Management, PSC Metals, Aleris International, CMC, a division of Commercial Metals Company, and Schnitzer Steel. In addition, OmniSource competes with many regional scrap companies. No single scrap metals recycler has a significant market share in the domestic market.

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

        The plant's primary focus is to maximize liquid pig iron production, due to the inherent economic benefits achieved when the material is used in the steelmaking process, such as reduced energy cost, reduced materials cost and quicker melting cycles. During 2012 and 2011 respectively, Iron Dynamics produced 226,000 and 230,000 metric tons, of which 208,000 metric tons, or 92%, and 198,000 metric tons, or 86%, was liquid pig iron. We have used and plan to use all of the facility's output in our Flat Roll steelmaking operations.

  Minnesota Iron Operations—Mesabi Nugget, Mesabi Mining, and Mining Resources.

        Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our planned future iron mining operations which is currently in the permitting process, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). Mesabi Nugget is the world's first commercial ironmaking facility to use the ITmk3® process, an iron-nugget production technology pioneered by Kobe Steel, Ltd., which Kobe Steel is licensing to the venture. The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Since that time, we have continued to refine this pioneering production process and changed equipment configurations to increase production, improve quality, and increase plant availability. A planned six-week outage in the fall of 2012 was used to complete the groundwork necessary for the implementation of further improvements expected to be made in the first half of 2013. These modifications are expected to improve both volume and product quality. The facility's designed annual production capacity is 500,000 metric tons. In 2012, 2011 and 2010, Mesabi Nugget produced and shipped 169,000, 160,000 and 67,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. Our iron tailings operation, Mining Resources, started operations in the fourth quarter of 2012 and expects to be at full capacity during the first half of 2013. This operation, which involves the extraction of iron ore tailings from previously developed stockpiles or water-filed tailings basins, provides iron ore tailings to be concentrated for use by Mesabi Nugget as low-cost iron concentrate in the nugget production process.

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

        Iron Units.    In addition to scrap, direct reduced iron, hot briquetted iron, pig iron, and iron-nuggets are used in electric furnace mini-mill steel production. During 2012 and 2011, we consumed 6.0 million tons of metallic materials in our steel making furnaces, of which iron units other than scrap represented approximately 8% and 7% of the tons, respectively. Of these iron substitute units consumed, our Iron Dynamics and Mesabi Nugget operations together supplied 90% and 87% of these iron units in 2012 and 2011, respectively.

        Iron Concentrate and Coal.    At our Mesabi Nugget operations, iron concentrate and coal represent the most significant raw material inputs necessary to iron nugget production. We historically have been able to obtain all our iron concentrate needs from reliable external sources. These external sources generally price the iron concentrate quarterly with the price driven largely by a small number of suppliers and the global market for iron. Iron concentrate costs were therefore outside our control and could change independent of other ferrous scrap costs. Development of our own more stable low-cost iron sources, like Mining Resources and Mesabi Mining, is therefore a very meaningful step in securing a more stable supply of lower cost iron units.

        Coal pricing is typically set annually, and although supply is generally sufficient as there are ample reliable sources domestically, unexpected mine outages can interrupt availability and potentially increase our costs. Given the annual pricing and the potential supply interruptions, the cost of coal may not correlate with the ever changing environment of iron unit, scrap and steel pricing.

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

        We fabricate trusses, girders, steel joists and steel decking primarily for the non-residential building components market. Total production of all products was 295,000 tons and 218,000 tons during 2012 and 2011, respectively. Our Flat Roll Division and Roanoke Bar Division supply a substantial portion of the steel utilized in these manufacturing operations.

        Products.    Our fabrication operations produce steel building components, including steel joists, girders, and trusses. Our individual joist products include bowstring, arched, scissor, double-pitched and single-pitched joists. Our Indiana, Florida and Virginia plants also produce a full range of steel roof, form, and composite floor decking.

        Customers.    Our primary fabrication customers are non-residential steel fabricators. Other customers include metal building companies, general construction contractors, developers, brokers and governmental entities. Our customers are located throughout the United States with a concentration in the eastern half of the country. Through our new locations at Arkansas, Nevada, and Juarez, Mexico we are facilitating the expansion of our fabrication operations' to U.S. construction markets in the Southwest and the West, and to national accounts.

        Markets.    Our fabrication operations primarily serve the non-residential construction industry. The recent downturn and slow recovery in the non-residential construction markets has resulted in demand for joist and deck products to decrease from previous levels seen in 2008 and prior. The steel joist and deck market in the United States was approximately 1.0 million tons in 2009 and 2010, rebounded slightly to 1.2 million tons in 2011, and then further to 1.3 million tons in 2012, per the Steel Manufacturers Association. We believe the ramp up of our recently acquired locations will continue to proceed as the market strengthens. We believe the long-term prospects for this business are sound, and market indices increases in the latter half of 2012 provide some positive signs of recovery.

        Competitors.    Our main competitors in the joist business are Vulcraft, a division of Nucor Corporation; Canam Group; Quincy Joist Co.; Joist Structural; and Valley Joist. In the steel decking business, New Millennium's main competitors are Vulcraft; Wheeling Corrugating Co.; Quincy Joist Co.; Consolidated Systems, Inc.; and Canam Group.

Energy Resources

        Electricity.    Electricity is a significant input required in the electric arc furnaces in our steelmaking operations (excluding The Techs), representing 5% of steel production costs of goods sold in 2012 and 2011. We have entered into a fixed price interruptible electricity supply agreement that extends through December 31, 2014, for our Flat Roll Division in Butler, Indiana. The contract allows our supplier to interrupt service in the event of an emergency or in response to various market conditions. Our Engineered Bar Products Division has a combination of fixed pricing and market pricing for the various components of the electrical services (demand charge, energy charge, riders, etc.). Our Structural and Rail Division, Roanoke Bar Division, and Steel of West Virginia purchase electricity at current market prices.

        Natural Gas.    We purchase a portion of our steel operations' natural gas requirements at market prices and a portion by entering into hedging transactions on the futures markets for ultimate physical delivery in order to help minimize price volatility. These contracts typically have duration of up to 24 months, but on occasion may extend further. Natural gas represented 1.3% and 1.5% of steel operations (excluding The Techs) costs of goods sold in 2012 and 2011, respectively.

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

        Under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the U.S. EPA and, in some instances, private parties have the authority to impose joint and several liability for the remediation of contaminated properties upon generators of waste, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. Many states, including Indiana, have statutes and regulatory authorities similar to CERCLA and to the U.S. EPA. We have a number of waste handling agreements with various contractors to properly dispose of our electric arc furnace dust and certain other waste products of steelmaking. However, we cannot assure that, even if there has been no fault by us, we may not still be cited as a waste generator by reason of an environmental clean up at a site to which our waste products were transported.

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

Employees

        Our work force consisted of approximately 6,670 full time employees at December 31, 2012, of which approximately 10% were represented by collective bargaining agreements. The largest group of unionized employees is at Steel of West Virginia. The remaining unionized employees are located in five different OmniSource metals recycling locations, each of which has its own agreement. We believe that our relationship with our employees is good.

Available Information

        Our internet website address is http://www.steeldynamics.com. We make available on our internet website, under "Investor Center," free of charge, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, our Code of Ethics for Principal Executive Officers and Senior Executive Officers, our Code of Business Conduct and Ethics and any amendments thereto to or waivers thereof, as well as our Audit, Compensation and Nominating and Corporate Governance Committee Charters. We do not intend to incorporate the contents of our or any other website into this report.

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

        Our financial results are substantially dependent not only upon overall economic conditions in the United States, in Europe and in Asia, but also as they may affect one or more of the industries upon which we depend for the sale of our products. The sluggish pace of the recovery from the deep global recession that began in the United States in 2008 is continuing to have an adverse effect on demand for our products and, therefore, the results of our operations, and a further prolongation of that recession could further decrease the demand for our products and further adversely affect our business. In addition, uncertainty over the potential economic consequences of the continuing budgetary impasse in the United States could have a further adverse impact on demand for our products. Moreover, the European debt crisis has created additional uncertainty that could further exacerbate the recovery. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during periods of economic downturn. Likewise, the pace of domestic non-residential construction activity has historically slowed during economic downturns and has been at historically low levels in recent years.

        Our business is also dependent upon certain industries, such as commercial and government construction, energy, metals service centers, automotive, agriculture, transportation, petrochemical and original equipment manufacturing, and these industries are also cyclical in nature. Therefore, these industries may experience their own fluctuations in demand for our products based on such things as economic conditions, energy prices, consumer demand and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve were to suffer a downturn, then our business may be further adversely affected.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and some of the industries we serve.

        The steel manufacturing business is cyclical in nature, and the price of the steel we make may fluctuate significantly due to many factors beyond our control. Furthermore, many of our products are commodities, subject to their own cyclical fluctuations in supply and demand in both metal consuming and metal generating industries, including the construction industry. The timing and magnitude of these price fluctuations are difficult to predict. The sale of our manufactured steel products is directly affected by demand for our products in other cyclical industries, such as the automotive, oil and gas, gas transmission, residential and commercial/industrial construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries. While the domestic automotive industry, which is a major consumer of new steel and a major generator of steel scrap, has shown recent signs of improvement, it has not yet fully recovered from the recent unprecedented downturn in demand. Economic difficulties, stagnant economies, supply/demand imbalances and currency fluctuations in the United States or globally could further decrease the demand for our products or increase the amount of imports of steel into the United States, which could decrease our sales, margins and profitability.

The scrap metal recycling industry has historically been, and is expected to remain, highly cyclical. A prolonged period of low scrap prices could result in the weakening of inbound scrap flows and thereby reduce our ability to obtain, process and sell recycled materials and this could have a material adverse effect on our metals recycling operations' results.

        Scrap metal prices are volatile and operating results within the metals recycling industry in general have historically been cyclical, and are expected to remain highly cyclical in nature. Similarly, but not necessarily paralleling the price fluctuations in the steel business, the purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or we resell to others through our metals recycling operations, are also highly volatile. As a metals recycler, we may attempt to respond to changing recycled metal selling prices by adjusting the scrap metal purchase prices we pay to others, but our ability to do this may be limited by competitive or other factors during periods of low scrap prices, when inbound scrap flow may slow considerably, as scrap generators hold onto their scrap in hopes of getting higher prices later. Conversely, periodic increased foreign demand for scrap can result in an outflow of available domestic scrap as well as resulting higher scrap prices domestically that cannot always be passed on to domestic scrap consumers, thereby further reducing available domestic scrap flows and scrap margins all of which could adversely affect our sales and profitability.

Imports of steel into the United States have in the past adversely affected, and may again adversely affect, U.S. steel prices, which could impact our sales, margins and profitability.

        Global steelmaking capacity currently exceeds global consumption of steel products. Such excess capacity sometimes results in steel manufacturers in certain countries exporting steel at prices that are lower than prevailing domestic prices, and sometimes at or below their cost of production. Excessive imports of steel into the United States, as a result of excess world supply, have in past years exerted, and may again in the future exert downward pressure on U.S. steel prices and may reduce or may negatively affect our ability to increase our sales, margins, and profitability. U.S. steel producers compete with many foreign producers, including those in China. Competition from foreign producers is typically strong and is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries. Greater steel exports to the United States tend to occur at depressed prices when steel producing countries experience periods of economic difficulty, decreased demand for steel products or excess capacity.

        In addition, we believe the downward pressure on, and periodically depressed levels of U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are sometimes influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. However, while some tariffs and quotas are periodically put into effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., there is no assurance that tariffs and quotas will always be levied, even if otherwise justified, and even when imposed many of these are only short-lived. When such tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the United States, despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

China's current steelmaking overcapacity in relation to its steel consumption could have a material adverse effect on domestic and global steel pricing and could result in increased steel imports into the United States.

        A significant factor in the worldwide volatility of steel pricing in recent years was the explosive growth in Chinese steel consumption in relation to its domestic production, which, until the third quarter of 2008, had vastly outpaced that country's capacity to produce steel in sufficient quantity to serve its internal demand. The shortage of Chinese domestic steel supply, during this time period, resulted not only in heightened Chinese demand for imported steel and other raw materials, with a consequent upward spiral in worldwide steel pricing for finished steel products, but also led to a rapid and significant expansion of steel production capacity in China, as well as many of the commodities, supplies and services utilized in steelmaking. However, the addition of new Chinese steel production capacity, coupled with the subsequent drop in Chinese steel consumption that began in 2008, and the continued utilization of a large amount of outdated, inefficient and government subsidized production capacity, has resulted in a situation in which China's steel producing capacity currently exceeds that country's decreasing demand for many kinds of steel products that we produce and has made China an increasingly larger net exporter of steel. Therefore, a combination of a slowdown in China's economic growth rate and steel consumption, coupled with its own expansion of steelmaking capacity, could result in a continuing stagnation or further weakening of both domestic and global steel demand and steel pricing. Also, should Chinese steelmaking capacity remain the same or further increase, or should its demand either further slow or weaken, China might not only remain a net exporter of steel but many Asian and European steel producers whose steel output previously fed China's steel import needs could find their way into the U.S. market through increased steel imports, causing a further erosion of margins or negatively impacting our ability to increase our prices.

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

        A continued or further decline in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit, as well as volatility in the capital and credit markets, could adversely affect the business and economic environment in which we operate and the profitability of our business. We are also exposed to risks associated with the creditworthiness of our suppliers and customers. If the availability of credit to fund or support the continuation and expansion of our customers' business operations is curtailed or if the cost of that credit is increased the resulting inability of our customers or of their customers to access either credit or absorb the increased cost of that credit could adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. These conditions and a renewed disruption of the credit markets could also result in financial instability of some of our suppliers and customers. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events may adversely affect our profitability, cash flow, and financial condition.

Volatility and major fluctuations in scrap metal and pig iron prices and our potential inability to pass higher costs on to our customers may constrain operating levels and reduce profit margins.

        Steel producers require large amounts of raw materials, including scrap metal and scrap substitute products such as pig iron, pelletized iron and other supplies such as graphite electrodes and ferroalloys. Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. Moreover, some of our integrated steel producer competitors are not as dependent as we are on scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, give them a raw material cost advantage over mini-mills. While our vertical integration into the metals recycling business through our OmniSource subsidiary and into the ironmaking business, through our Iron Dynamics facility and our Minnesota iron operations should enable us to be a cost-effective supplier to our steelmaking operations, for some of our metallics requirements, we will still need to rely on other metallics and raw material suppliers, as well as upon general industry supply conditions for the balance of our needs.

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

        If prices for ferrous metallics increase by a greater margin than corresponding price increases for the sale of our steel products, we may not be able to recoup such cost increases from increases in the selling prices of steel products. Conversely, depressed prices for ferrous scrap may constrain the supply of steel scrap, which may adversely affect our metals recycling operations and also the availability of certain grades of scrap for our steelmaking operations. Additionally, our inability to pass on all or any substantial part of any cost increases during periods of rapidly rising scrap prices, through scrap or other surcharges, or to provide for our customers' needs because of the potential unavailability of key raw materials or other inputs, may result in production curtailments or may otherwise have a material adverse effect on our business, financial condition, results of operations or prospects.

The cost and availability of electricity and natural gas are also subject to volatile market conditions.

        Steel producers like us consume large amounts of energy, inasmuch as mini-mills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. We rely on third parties for the supply of energy resources we consume in our steelmaking activities. The prices for and availability of electricity, natural gas, oil and other energy resources are also subject to volatile market conditions, often affected by weather conditions as well as political and economic factors beyond our control. As large consumers of electricity and gas, we must have dependable delivery in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters or by political considerations would substantially disrupt our production. Moreover, much of our finished steel products are typically delivered by truck. Unforeseen fluctuations in the price of fuel attributable to fluctuations in crude oil prices would also have a negative impact on our costs or on the costs of many of our customers. In addition, changes in certain environmental regulations in the U.S., including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions legislation, could substantially increase the cost of manufacturing and raw materials, such as energy, to us and other U.S. steel producers.

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

  •
  the discharge of materials into the air;

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

        Compliance with environmental laws and regulations, which affect our steelmaking, metals recycling and ironmaking operations, is a significant factor in our business. We are required to obtain and comply with environmental permits and licenses, and failure to obtain or renew or the violation of any permit or license, if not remedied, could result in substantial fines and penalties, suspension of operations or the closure of a subject facility. Similarly, delays, increased costs or the imposition of onerous conditions to the securing or renewal of operating permits, such as those required by our Mesabi Mining, Mesabi Nugget or Mining Resources ironmaking operations, could have a material adverse effect on these operations.

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

        In addition, we may be required to pay for, or to pay a portion of, the costs of remediation at sites to which we sent hazardous wastes for disposal, notwithstanding that the original disposal activity may have complied with all regulatory requirements then in effect. Pursuant to CERCLA, a potentially responsible party can be held jointly and severally liable for all of the cleanup costs associated with a third-party disposal site. In practice, a liable party often splits the costs of cleanup with other potentially responsible parties. We have received notices from USEPA, state agencies and third parties that we have been identified as potentially responsible for the cost of investigating and cleaning up a number of third-party disposal sites. In most cases, many other parties are also named as potentially responsible parties. Based upon information currently available to us, we do not believe the potential cost in connection with the remediation of these sites will have a material effect on our business.

        Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because USEPA and state agencies are still discovering sites that pose a threat to public health or the environment, we can provide no assurance that we will not become liable in the future for significant costs associated with investigation and remediation of additional CERCLA clean-up sites.

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

        The United States government or various governmental agencies may introduce regulatory changes in response to the potential impacts of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and greenhouse gas, or GHG emissions, could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of "allowances," "offsets" or "credits" that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. Furthermore, recently promulgated more restrictive National Ambient Air Quality Standards make it substantially more time consuming, costly and difficult to obtain new permits or to modify existing permits.

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

        Restrictions and covenants in our existing debt agreements, including our senior secured credit facility, and any future financing agreements, may impair our ability to finance future operations or capital needs or to engage in other business activities. Specifically, these agreements maylimit or restrict our ability to:

  •
  incur additional indebtedness;

  •
  pay dividends or make distributions with respect to our capital stock, in excess of certain amounts;

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

        Under our senior secured credit facility, we are required to maintain certain financial covenants tied to our leverage, liquidity and profitability. In addition, we are subject to a quarterly borrowing base requirement limiting the maximum availability of our senior secured revolver. Our ability to meet such covenants or borrowing restrictions can be affected by events beyond our control. If a default were to occur, the lenders could elect to declare all amounts then outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our receivables and inventories and all shares of capital stock or other equity interests of our subsidiaries and intercompany debt held by us as collateral for our senior secured credit facility.

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

        Our growth strategy subjects us to various risks. As part of our growth strategy, we may expand existing facilities, build additional plants, acquire other businesses and metals assets, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

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

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters and commercial and construction contract disputes. We are also involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois that alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the complaints purport to be brought on behalf of a class consisting of all direct purchasers of steel products. The other complaint purports to be brought on behalf of a class consisting of all indirect purchasers of steel products within the same time period. In addition, on December 28, 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. The case has been removed to federal court. All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. In January 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits. In June 2009, however, the Court denied the Motion. Following a period of discovery relating to the issue of class certification, plaintiffs, in May 2012, filed their Motion for Class Certification, and the parties are currently engaged in the briefing process relating to that issue. Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation.

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

Unexpected equipment downtime or shutdowns could adversely affect our business, financial condition, results of operations or prospects.

        Interruptions in our production capabilities could adversely affect our production costs, products available for sale and earnings during the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures or other events. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures or other events. These disruptions could have an adverse effect on our operations, customer service levels and financial results.

Governmental agencies may refuse to grant or renew some of our licenses and permits.

        We must receive licenses, permits and approvals from state and local governments to conduct certain of our operations such as our Mesabi Mining operations, or to develop or acquire new facilities. Governmental agencies sometimes resist the establishment of certain types of facilities in their communities, including scrap metal collection and processing facilities. There can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold, and failure to do so could have a material adverse effect on our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table describes our more significant properties as of December 31, 2011. These properties are owned or leased by us and are not subject to any significant encumbrances. We believe these properties are suitable and adequate for our current operations and are appropriately utilized.

Operations	Location	Property Type	Site Acreage Owned		Site Acreage Leased
Steel Operations
Flat Roll Division:
Butler Operations	Butler, IN	Steel Manufacturing and Coating Facility	1,106		—
Jeffersonville Operations	Jeffersonville, IN	Steel Coating Facility	—		36
Structural and Rail Division	Columbia City, IN	Steel Manufacturing Facility	699		—
Engineered Bar Division	Pittsboro, IN	Steel Manufacturing and Finishing Facility	285		—
Roanoke Bar Division	Roanoke, VA	Steel Manufacturing Facility	292		—
Steel of West Virginia	Huntington, WV	Steel Manufacturing and Finishing Facility	77		—
The Techs	Pittsburgh, PA	Steel Coating Facilities	16		2
Metals Recycling and Ferrous Resources
OmniSource:
Georgia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	103		23
Indiana	Multiple Cities	Ferrous and Nonferrous Scrap Processing	578		30
Michigan	Multiple Cities	Ferrous and Nonferrous Scrap Processing	304		11
North Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	506		—
Ohio	Multiple Cities	Ferrous and Nonferrous Scrap Processing	239		26
South Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	232		100
Tennessee	Multiple Cities	Ferrous and Nonferrous Scrap Processing	52		2
Virginia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	209		3
Iron Dynamics	Butler, IN	Liquid Ironmaking Facility	25		—
SDI LaFarga, LLC	New Haven, IN	Copper Wire Rod Facility	35		—
Mesabi Nugget	Hoyt Lakes, MN	Ironmaking Facility		*		*
Mesabi Mining	Hoyt Lakes, MN	Iron Ore Mining (under development)		*		*
Mining Resources	Chisholm, MN	Iron Ore Tailings Mining		**		**
Steel Fabrication Operations
New Millennium Building Systems:
Joist and Deck Operations	Butler, IN	Steel Fabrication Facility	95		—
Joist and Deck Operations	Lake City, FL	Steel Fabrication Facility	75		—
Joist and Deck Operations	Salem, VA	Steel Fabrication Facility	62		—
Joist and Deck Operations	Hope, AR	Steel Fabrication Facility	72		—
Joist Operations	Fallon, NV	Steel Fabrication Facility	43		—
Joist Operations	Juarez, MX	Steel Fabrication Facility	17		—
Joist Operations	Florence, SC	Steel Fabrication Facility (idle)	66		—
Joist Operations	Continental, OH	Steel Fabrication Facility (idle)	54		—
Corporate Headquarters	Fort Wayne, IN	Office Building (116,000 square feet)	20		—

*
The Mesabi Nugget and Mesabi Mining properties are located at the site of an open pit taconite mine on the Mesabi Iron Range near Hoyt Lakes, Minnesota. The site encompasses 7,981 acres of land owned outright by us (including mineral and surface rights) and land for which we acquired a leasehold interest (including 774 acres of mineral rights and 624 acres of surface rights). The properties were purchased from Cleveland Cliffs, Inc. and the mines were formerly operated by LTV Corporation. Mesabi Mining is currently working to obtain the necessary permits to commence mining operations. The iron concentrate eventually provided by the mines is intended as a raw material input for the iron nugget production.

**
Mining Resources has leases for iron-bearing materials on 876 acres of iron tailings basins located in Chisholm, Minnesota.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

        We are also involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois in September 2008, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products between January 1, 2005, and the present. The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period. In addition, in December 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. That case has been removed to the federal court in Chicago that is hearing the main complaint. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. In January 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits, but this motion was denied in June 2009. Ongoing discovery has been primarily focused on class certification issues, and the parties are currently in the process of briefing relating to Plaintiffs' May 2012 Motion for Class Certification. Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation. However, we have determined, based on the information available at this time, that there is not presently a "reasonable possibility" (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity.

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

	Common Stock Market Price
			Dividends Declared
	High	Low
2012
First Quarter	$16.66	$13.43	$.100
Second Quarter	15.12	10.11	.100
Third Quarter	13.55	10.99	.100
Fourth Quarter	14.54	11.11	.100
2011
First Quarter	$20.70	$17.33	$.100
Second Quarter	19.84	14.80	.100
Third Quarter	16.55	9.91	.100
Fourth Quarter	13.90	8.78	.100

        As of February 15, 2013 we had 220,114,512 shares of common stock outstanding and held beneficially by approximately 19,000 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,670) is not representative of the number of beneficial holders.

        We declared our first quarterly cash dividend during July 2004 and continued quarterly dividends throughout 2012. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Total Return Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Steel Dynamics, Inc., the NASDAQ Composite Index, and the S&P Steel Index

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected consolidated financial and operating data of Steel Dynamics, Inc. The selected consolidated operating, other financial and balance sheet data as of and for each of the years in the five-year period ended December 31, 2012 were derived from our audited consolidated financial statements. You should read the following data in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Operating data:
Net sales	$7,290,234	$7,997,500	$6,300,887	$3,958,806	$8,080,521
Gross profit	719,898	931,518	675,666	399,076	1,231,259
Operating income	391,165	584,820	364,753	119,531	846,368
Net income (loss)	142,281	265,692	129,599	(11,019)	454,514
Net income (loss) attributable to Steel Dynamics, Inc.	163,551	278,120	140,709	(8,184)	463,386
Basic earnings (loss) per share	$0.75	$1.27	$0.65	$(0.04)	$2.45

Weighted average common shares outstanding	219,159	218,471	216,760	200,704	189,140

Diluted earnings (loss) per share	$0.73	$1.22	$0.64	$(0.04)	$2.38

Weighted average common shares and share equivalents outstanding	236,624	235,992	234,717	200,704	194,586

Dividends declared per share	$0.400	$0.400	$0.300	$0.325	$0.400

Other financial data:
Capital expenditures	$223,525	$167,007	$133,394	$330,052	$412,497
Ratio of earnings to fixed charges	2.31x	3.40x	2.20x	.78x	5.44x
Other data:
Shipments
Steel operations (net tons)	5,832,776	5,842,694	5,295,852	4,045,787	5,608,898
Metals recycling and ferrous resources
Ferrous metals (gross tons)	5,647,058	5,879,729	5,179,812	3,631,102	4,958,518
Nonferrous metals (thousands of pounds)	1,051,333	1,066,648	961,288	780,084	911,832
Mesabi Nugget (metric tons)	168,633	159,641	67,485	—	—
Iron Dynamics (metric tons)	226,396	229,502	225,545	201,897	232,593
Steel fabrication operations (net tons)	295,161	217,838	164,431	145,259	286,612
Steel operations production (net tons)	5,884,775	5,931,833	5,413,093	4,187,526	5,584,019
Shares outstanding (in thousands)	219,523	218,874	217,575	216,000	181,820
Number of employees	6,670	6,530	6,180	5,990	6,652
Balance sheet data:
Cash and equivalents, and short-term commercial paper	$407,437	$475,591	$186,513	$9,008	$16,233
Operational working capital	1,281,765	1,276,916	1,189,086	857,708	990,516
Net property, plant and equipment	2,231,198	2,193,745	2,213,333	2,254,050	2,072,857
Total assets	5,815,416	5,979,226	5,589,934	5,129,872	5,253,577
Long-term debt (including current maturities)	2,202,237	2,380,100	2,386,821	2,222,754	2,650,384
Equity	2,377,842	2,299,900	2,076,835	2,003,265	1,632,313

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This report contains some predictive statements about future events, including statements related to conditions in the steel and metallic scrap markets, Steel Dynamics' revenues, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as "forward-looking," subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of a recurrent slowing in industrial demand; (2) changes in economic conditions, either generally or in any of the steel or scrap-consuming sectors which affect demand for our products, including the strength of the non-residential and residential construction, automotive, appliance, and other steel-consuming industries; (3) fluctuations in the cost of key raw materials (including steel scrap, iron units, and energy costs) and our ability to pass-on any cost increases; (4) the impact of domestic and foreign import price competition; (5) risks and uncertainties involving product and/or technology development; and (6) occurrences of unexpected plant outages or equipment failures.

        More specifically, we refer you to the sections titled Special Note Regarding Forward-Looking Statements at the beginning of Part I of this Report and Risk Factors set forth in Item 1A of this Report, as well as in other subsequent reports we file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties and subsequent developments that could cause actual results to differ materially from those we may have expected or anticipated. These reports are available publicly on the SEC web site, www.sec.gov, and on our web site, www.steeldynamics.com. Forward-looking or predictive statements we make are based upon information and assumptions, concerning our businesses and the environments in which they operate, which we consider reasonable as of the date on which these statements are made. Due to the foregoing risks and uncertainties however, as well as, matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report. We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking capability of 6.4 million tons and actual metals recycling shipping volumes during 2012 and 2011 of 5.6 million gross tons and 5.9 million gross tons of ferrous materials, respectively, and 1.1 billion pounds of nonferrous metals. Our steel production during 2012 and 2011, excluding The Techs, was 5.2 million tons. The primary sources of our revenues are from the manufacture and sale of steel products; processing and sale of recycled ferrous and nonferrous metals; and to a lesser degree, fabrication and sale of steel joist and decking products. Our operations are managed and reported based on three operating segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.

        During 2012, we had net sales of $7.3 billion, gross profit of $719.9 million (10%), and operating income of $391.2 million (5%); as compared to net sales of $8.0 billion, gross profit of $931.5 million (12%), and operating income of $584.8 million (7%) during 2011; and net sales of $6.3 billion, gross profit of $675.7 million (11%) and operating income of $364.8 million (6%) during 2010. Net income attributable to Steel Dynamics, Inc. was $163.6 million, or $0.73 per diluted share in 2012, compared with $278.1 million, or $1.22 per diluted share in 2011, and $140.7 million, or $0.64 per diluted share in 2010.

        During 2012, operating income declined 33% or $193.7 million as compared to 2011. The majority of the decline related to steel operations, as operating income for the segment declined $162.5 million, or 25% year over year. The combination of global economic and political uncertainty continued to suppress consumer confidence, and dampened global steel demand. Downward pressure on steel margins arose from a weak U.S. economy, resulting in higher raw materials costs on a relative basis to lower selling values, caused in part by increased import activity. While overall steel volumes remained steady, as demand from automotive and manufacturing stayed strong throughout the year, and steel conversion costs stayed fairly steady to down, metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap-our primary raw material) compressed. Average 2012 steel prices per ton shipped externally declined $66, while average ferrous scrap consumed for production only declined $32 per ton. Operating income of our metals recycling and ferrous resources segment decreased in 2012 to a loss of $36.5 million as compared to income of $26.6 million in 2011. At OmniSource, our metals recycling operations within our metals recycling and ferrous resources segment, ferrous and nonferrous metals sales volume and pricing decreased as demand weakened compared to 2011 in conjunction with moderate decreases in domestic and international steel mill utilization rates, and metal spreads compressed. This resulted in margin compression in both ferrous and nonferrous metals that resulted in operating profit at OmniSource decreasing $18.8 million, or 28%, to $47.7 million from that of 2011.

Segment Operating Results 2012 vs. 2011 (dollars in thousands)

	Years Ended December 31,
	2012	% Change	2011	% Change	2010
Net sales
Steel	$4,701,108	(7)%	$5,070,306	27%	$3,999,639
Metals recycling and ferrous resources	3,611,796	(13)%	4,152,568	31%	3,179,032
Steel fabrication	371,406	34%	276,408	56%	177,378
Other	87,462	(17)%	105,148	19%	88,355

	8,771,772		9,604,430		7,444,404
Intra-company	(1,481,538)		(1,606,930)		(1,143,517)

Consolidated	$7,290,234	(9)%	$7,997,500	27%	$6,300,887

Operating income (loss)
Steel	$495,640	(25)%	$658,120	50%	$439,795
Metals recycling and ferrous resources	(36,508)	(237)%	26,597	35%	19,686
Steel fabrication	2,114	132%	(6,584)	74%	(25,056)
Other(1)	(66,829)		(95,141)		(66,189)

	394,417		582,992		368,236
Intra-company	(3,252)		1,828		(3,483)

Consolidated	$391,165	(33)%	$584,820	60%	$364,753

(1)
Other consists of the results of subsidiary operations that are below the quantitative thresholds required for reportable segments as well as unallocated corporate accounts, including profit sharing.

Steel Operations

        Steel Operations.    Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture, and industrial machinery markets. During 2012, 2011, and 2010, our steel operations accounted for 62%, 61%, and 61% respectively, of our external net sales. Operating income for steel operations decreased $162.5 million, or 25%, to $495.6 million in 2012 versus 2011. This decrease is due primarily to reduced gross margins as decreases in average segment selling prices of $64 per ton shipped were only partially offset by $32 per ton decreases in scrap raw material costs.

        Steel operations shipping volumes for the respective periods were as follows:

	Years Ended December 31,
	2012	% of external	2011	% of external	2010	% of external
Shipments (tons)
Flat Roll Division	2,717,995		2,770,466		2,642,681
The Techs	664,485		715,833		715,512

Sheet products	3,382,480	62%	3,486,299	64%	3,358,193	68%
Structural and Rail Division	1,031,504		879,145		630,224
Engineered Bar Products Division	535,882		634,964		568,360
Roanoke Bar Division	581,180		544,384		504,613
Steel of West Virginia	301,730		297,902		234,462

Long products	2,450,296	45%	2,356,395	43%	1,937,659	39%

Total shipments	5,832,776	108%	5,842,694	108%	5,295,852	107%
Intra-segment shipments	(123,876)		(130,813)		(69,705)

Segment shipments	5,708,900		5,711,881		5,226,147
Intra-company shipments	(285,736)		(292,145)		(276,014)

External shipments	5,423,164		5,419,736		4,950,133

  Sheet Products.    Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. Sheet products represented 62% of our steel segment's shipped tons in 2012, as compared to 64% in 2011, and 68% in 2010.

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

        Net sales for the steel segment decreased in 2012 by $369.2 million, or 7%, compared to 2011. While selling volumes for our steel products were basically flat overall in 2012 compared to 2011, there was a shift in mix to long products from sheet products. Sheet product shipments decreased 3% in 2012 compared to 2011, while long products increased 4%. Shipments in 2012 at our Structural and Rail Division increased 17%, including a 23% increase in standard rail shipments compared to 2011 to 144,000 tons in 2012, as compared to 117,000 tons in 2011. Although the non-residential construction market continued to remain slow, we saw some improvement in sales and order entry at our Structural and Rail Division in 2012, as compared to 2011. Residential construction has also clearly improved domestically, which is positive for the nonresidential construction industry, as it is a leading indicator for the sector. We continue to realize market share gains in rail, and plan to further expand standard rail shipments in 2013. Sales volume at our Engineered Bar Division decreased 16% in 2012 versus those in 2011. While the automotive and manufacturing sectors remained strong, transportation and heavy equipment softened as over-exuberant build rates early in 2012 resulted in oversupply. Even though end markets remain mixed, we believe there is additional momentum that could be seen in 2013 related to both the automotive and manufacturing.

        Our 2012 average steel operations' segment selling price per ton shipped, including intra-company shipments, decreased $64 compared with 2011. Sheet products 2012 average selling price per ton shipped decreased $81 compared with 2011, as the robust market in the first half of 2011 was not repeated in 2012, and long products average selling prices decreased $42 per ton compared with 2011.

Steel Operations Average Selling Prices and Volumes

        Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations decreased $32 in 2012 compared with 2011. During 2012, 2011, and 2010, respectively, our metallic raw material costs represented 66%, 68%, and 62% of our steel operations' manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes.

Metals Recycling and Ferrous Resources Operations

        Metals Recycling and Ferrous Resources Operations.    This operating segment primarily includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota iron operations. Our metals recycling and ferrous resources operations segment accounted for 32%, 35%, and 35% of our external net sales in 2012, 2011, and 2010, respectively. Operating income for the metals recycling and ferrous resources operations segment decreased $63.1 million in 2012 to a loss of $36.5 million.

        Metals recycling and ferrous resources shipping volumes during the respective periods were as follows:

	Years Ended December 31,
	2012	% Change	2011	% Change	2010
Ferrous metal (gross tons)
Total	5,647,058	(4)%	5,879,729	14%	5,179,812
Intra-segment	(11,488)		(12,227)		—

Segment shipments	5,635,570	(4)%	5,867,502	13%	5,179,812
Intra-company	(2,575,182)		(2,552,472)		(2,161,145)

External shipments	3,060,388	(8)%	3,315,030	10%	3,018,667

Nonferrous metals (thousands of pounds)
Total and segment shipments	1,051,333	(1)%	1,066,648	11%	961,288
Intra-segment	(10,281)		—		—

Segment shipments	1,041,052	(2)%	1,066,648	11%	961,288
Intra-company	(8,207)		(8,273)		(8,886)

External shipments	1,032,845	(2)%	1,058,375	11%	952,402

Mesabi Nugget (metric tons)—intra-company shipments	168,633	6%	159,641	137%	67,485

Iron Dynamics (metric tons)
Liquid pig iron	198,849		188,688		177,548
Hot briquetted iron	18,641		31,646		45,365
Other	8,906		9,168		2,632

Intra-company shipments	226,396	(1)%	229,502	2%	225,545

  Metals Recycling.    Our metals recycling operations, OmniSource, represent our metals sourcing and processing operations and are the most significant source of revenues and earnings in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 94%, 95%, and 96% of this segment's net sales during 2012, 2011, and 2010; and $47.7 million, $66.4 million, and $65.7 million of this segments' operating income for these same periods, respectively.

  During 2012, metals recycling recorded sales of $3.4 billion on shipments of 5.6 million gross tons of ferrous metals and 1.05 billion pounds of nonferrous metals, compared with sales of $3.9 billion on shipments of 5.9 million gross tons of ferrous and 1.07 billion pounds of nonferrous metals during 2011. Sales prices of ferrous and nonferrous metals both decreased 11% in 2012 versus 2011. The decreased volume and pricing of our ferrous metals is directly impacted by the weakening of both domestic and global steel mill utilization during the year. During 2012, the metals recycling operations provided approximately 51% of the steel scrap purchased by our steel mills. This represented 46% of the metals recycling operations' ferrous shipments for 2012, while similar amounts were 43% for 2011, and 42% for 2010.

  Metals recycling operating income decreased $18.8 million, to $47.7 million, in 2012 as compared to 2011. Decreased exports of ferrous scrap along with moderating domestic steel mill utilization rates resulted in selling prices declining more so than did the cost of acquired scrap, and thus scrap metal margins compressed during 2012 versus those in 2011, negatively impacting gross margin and operating income. Nonferrous selling volumes and metal spreads decreased slightly in 2012 versus those in 2011.

  Ferrous Resources.    Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota iron operations, consisting of an iron nugget production facility and planned operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our planned future iron mining operations which is currently in the permitting process, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Since that time, we have continued to refine this pioneering production process and changed equipment configurations to increase production, improve quality, and increase plant availability. A planned six-week outage in the fall of 2012 was used to complete the groundwork necessary for the implementation of further improvements expected to be made in the first half of 2013. These modifications are expected to improve both volume and product quality. The facility's designed annual production capacity is 500,000 metric tons. In 2012, 2011 and 2010, Mesabi Nugget produced and shipped 169,000, 160,000 and 67,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. Our iron tailings operation, Mining Resources, started operations in the fourth quarter of 2012 and expects to be at full capacity during the first half of 2013. This operation provides iron ore tailings to be concentrated for use by Mesabi Nugget as low-cost iron concentrate in the nugget production process. This is critical to our Minnesota operations as we will now be able to benefit from iron concentrate costing of less than $50 per metric ton, compared to market pricing, which is currently in excess of $140 per metric ton. We expect to see this benefit beginning in the second quarter of 2013.

  Losses from our Minnesota iron operations reduced our net income in 2012 and 2011 by approximately $41.5 million and $34.0 million, respectively, compared to approximately $27.3 million in 2010 when the location commissioned initial start-up. The increased losses in 2012 were due to the continued start-up efforts and decreased market selling prices in 2012, as pig iron market prices (price index used to determine selling prices) decreased. In addition our IDI operation's operating income decreased $17.4 million, or 57%, compared to 2011, due to decreased selling prices, as pig iron market prices (price index used to determine selling prices) decreased.

Steel Fabrication Operations

        Our steel fabrication operations represent the company's New Millennium Building Systems' plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 5%, 3%, and 3% of our external net sales during 2012, 2011, and 2010, respectively. The operating income for the segment was $2.1 million in 2012, compared to a loss of $6.6 million in 2011, and a loss of $12.3 million in 2010 (excluding a $12.8 million impairment charge).

        Net sales for the segment increased by $95.0 million, or 34%, in 2012 compared to 2011; as our selling volumes increased 35% to 295,000 tons in 2012, and our average steel fabrication operations' selling price per ton shipped decreased $11, or 1%, in 2012 as compared to 2011. Our volume growth can be attributed to some modest growth within the non-residential construction market as a whole, our organic gains in market share, as well as our expansion into the south and southwest during 2011. Residential construction has also clearly improved domestically, which is positive for the nonresidential construction industry, as it is a leading indicator for the sector. The Architectural Billings Index has remained above the 50.0 threshold for the last five consecutive months in 2012—a positive indicator for future building activity. We are well positioned to grow with our expanded national footprint as we anticipate continuing to develop our market presence and penetration in the western portion of the United States, and further leverage improvements in the productivity and efficiency we realized in 2012.

        The purchase of various steel products is the largest single cost of goods sold item for our steel fabrication operations. During 2012, 2011, and 2010, the cost of steel products purchased represented 70% of the total cost of manufacturing for our steel fabrication operations; while the cost of steel decreased in 2012, as compared to 2011, by $28 per ton. As the decrease in input costs outpaced the decrease in selling prices, and sales volume increased, the segment's gross profit increased $16.6 million, or 58%, in 2012 versus 2011.

Steel Fabrication Operations Average Selling Prices and Volumes

Consolidated Results 2012 vs. 2011

        Selling, General and Administrative Expense (SG&A).    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $320.5 million during 2012, as compared to $346.7 million during 2011, a decrease of $26.2 million, or 8%. During each of 2012 and 2011, selling, general and administrative expenses represented approximately 4% of net sales. The decrease in SG&A expenses in 2012 compared to 2011 relates primarily to decreased profit sharing and incentive compensation expenses, which together were $34.0 million more in 2011 than in 2012, in conjunction with our higher profitability during 2011. Amortization of intangible assets decreased $4.4 million, or 11%, during 2012 compared to 2011 due to the accelerated amortization methods used for intangible assets related to customer and scrap generator relationships.

        Impairment Charges.    In the third quarter of 2012, we determined that we would terminate two small joint venture entities, which were not aligned with our long-term strategic focus. The decision to terminate these joint ventures triggered an assessment for impairment based on estimated realizable values, resulting in an impairment charge of $8.3 million being recorded. As these joint ventures are not reported within any of our reportable segments, reported segment results are not affected.

        Interest Expense, net of Capitalized Interest.    During 2012, gross interest expense decreased $18.7 million, or 10%, to $160.0 million, and capitalized interest decreased $336,000, or 19%, to $1.4 million, as compared to 2011. Gross interest expense decreased in 2012 as a result of our paying down $175 million in long-term debt primarily in the third quarter of 2012 in conjunction with a refinancing of our long-term debt during 2012, which also served to reduce our overall cost of debt and extend our overall maturity schedule.

        Other (Income) Expense, net.    Other expense, net was $28.5 million during 2012, as compared to income of $16.5 million during 2011, with interest income of $4.7 million in 2012 versus $4.5 million in 2011. The refinancing activity during 2012 resulted in the company recording expenses of $40.3 million related to tender and call premiums, write off of unamortized debt issuance costs, loss on early extinguishment of debt, and tender expenses, which are reflected in other expenses in 2012.

        Income Taxes.    During 2012, our income tax expense was $61.8 million, as compared to $158.6 million during 2011. Our effective income tax rate before noncontrolling interests was 30.3% and 37.4%, during 2012 and 2011, respectively. The lower effective income tax rate in 2012 is due primarily to the impact of reductions in our unrecognized tax positions due to tax audit settlements in 2012, which reduced our effective tax rate by 9.6%. This benefit was partially offset by an increase of the negative impact on the effective tax rate of larger noncontrolling interest losses on the lower 2012 pretax income.

        Included in the $22.2 million balance of unrecognized tax benefits at December 31, 2012 are potential benefits of $9.5 million that, if recognized, would affect the effective tax rate. In addition to the unrecognized tax benefits, we had $6.2 million accrued for the payment of interest and penalties at December 31, 2012. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During 2012, we recognized benefits from the reduction of interest expense of $5.9 million, net of tax, and benefits from the reduction of penalties of $413,000.

        We file income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) has completed its examinations of the years 2004 through 2009 and has effectively settled those years with the company. The IRS is currently examining our federal income tax returns for the years 2010 and 2011. At this time we do not believe there will be any significant examination adjustments that would result in a material change to our financial position or results of operations. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of these state and federal income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $12.6 million by the end of 2013. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2009.

Consolidated Results 2011 vs. 2010

        During 2011, we had net sales of $8.0 billion, gross profit of $931.5 million (12%), and operating income of $584.8 million (7%); as compared to net sales of $6.3 billion, gross profit of $675.7 million (11%) and operating income of $364.8 million (6%) during 2010. Net income attributable to Steel Dynamics, Inc. was $278.1 million, or $1.22 per diluted share in 2011, compared with $140.7 million, or $0.64 per diluted share in 2010.

        During 2011, as the domestic economy continued to show signs of improvement, we experienced further increased sales volumes and pricing, resulting in increased gross profit across all reporting segments in comparison to 2010. Steel operations experienced overall improved customer order volume and pricing with the most impactful demand improvements in 2011, as in 2010, in our sheet and special bar-quality steel products as the automotive, transportation, industrial, and agricultural and construction equipment markets continued to strengthen. Steel operations shipping volumes improved 9% and overall steel pricing increased 16% on a per ton basis, resulting in 2011 operating profit from steel operations increasing over that of 2010 by 50% to $658.1 million. Operating income of our metals recycling ferrous resources segment increased in 2011 to $26.6 million as compared to $19.7 million in 2010. At OmniSource ferrous and nonferrous metals sales volume and pricing increased as demand continued to improve in 2011 in conjunction with increases in domestic and international steel mill utilization rates, and other production increases. However, there was margin percentage compression in both ferrous and nonferrous metals that offset much of the sales volume and pricing gains, resulting in operating profit at OmniSource increasing slightly in 2011 compared to 2010.

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

        Income Taxes.    During 2011, our income tax expense was $158.6 million, as compared to $83.9 million during 2010. Our effective income tax rate before noncontrolling interests was 37.4% and 39.3%, during 2011 and 2010, respectively. The lower effective income tax rate in 2011 is due primarily to additional permanent deductible items in 2011 and a reduction of the negative impact of noncontrolling interest losses due to the higher 2011 income.

Liquidity and Capital Resources

        Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations, and metals recycling and ferrous resources operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements, principal and interest payments related to our outstanding indebtedness, and dividends.

We have met these liquidity requirements with cash provided by operations, issuances of common stock, and long-term borrowings. Our availability at December 31, 2012 is as follows:

Cash and equivalents	$375,917
Short-term commercial paper	31,520
Revolver availability	1,086,015

Total availability	$1,493,452

        Working Capital.    Cash flow from operations of $445.7 million was driven mainly by net income plus non-cash items such as depreciation and amortization, deferred taxes and equity-based compensation. During 2012, our operational working capital position, representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt, increased $4.8 million to $1.3 billion compared to December 31, 2011. Trade receivables, of which over 98% were current or less than 60 days past due, decreased $80.4 million, or 11%, during 2012 to $642.4 million. Our largest customer is an affiliated company, Heidtman Steel, which represented 6% of our outstanding trade receivables at December 31, 2012, and 5% at December 31, 2011. Trade receivables decreased during 2012 due to decreased sales from lower sales levels late in the fourth quarter of 2012 as compared to the fourth quarter of 2011, and days sales outstanding has decreased slightly. Total inventories increased in 2012 by $2.9 million, or less than 1%, to $1.2 billion at December 31, 2012. Scrap inventory decreased $8.5 million in total in 2012 as decreases in ferrous scrap volume and cost were largely offset by increases in nonferrous volume and cost, most notably copper. Work-in-process and finished goods inventories decreased $9.1 million, with steel volumes relatively unchanged. Our trade payables decreased $60.7 million, or 14%, and general accruals decreased $21.6 million during 2012. The decrease in trade payables is a reflection of the decreased production activities and commodity raw material pricing and purchasing prior to December 31, 2012, compared to that at December 31, 2011. The decrease in general accruals is due primarily to the decreases in accrued profit sharing and incentive compensation due to the decreased profitability during 2012 when compared to 2011.

        Capital Investments.    During 2012, we invested $223.5 million in property, plant and equipment, of which $55.8 million was within our steel operations and $159.8 million related to our metals recycling and ferrous resource operations which included $60.6 million related to the construction of Mining Resources, which started up operations late in 2012. We believe these capital investments will benefit our net sales and related cash flows as each project reaches completion and attains appropriate operational metrics. Our current estimated 2013 cash allocation plan includes the investment of between $200.0 and $225.0 million in capital expenditures in our existing and announced operations.

        Capital Resources and Long-term Debt.    During 2012, our total outstanding debt decreased $177.9 million to $2.2 billion. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interest, and total stockholders' equity, was 47.1% at December 31, 2012, as compared to 50.1% at December 31, 2011.

        On January 11, 2012, we expanded our senior secured credit facility by adding a $275.0 million term loan that matures on September 30, 2016 (Term Loan). We used the net proceeds of the Term Loan, together with available cash, to fund the January 2012 purchase (pursuant to a tender offer) of $279.7 million (plus accrued interest) of our 7 3/8% Senior Notes due 2012. On August 16, 2012, we issued $400.0 million of 6 1/8% Senior Notes due 2019 (2019 Senior Notes) and $350.0 million of 6 3/8% Senior Notes due 2022 (2022 Senior Notes). A portion of the net proceeds from the issuance of the 2019 and 2022 Senior Notes were used to fund the August 16, 2012 purchase of another $62.2 million (plus accrued interest) of our 7 3/8% Senior Notes due 2012 (pursuant to a tender offer.) A further portion of these proceeds were used to fund the August 16, 2012 purchase (pursuant to a tender offer)

of $410.5 million (plus accrued interest) of our 7 3/4% Senior Notes due 2016, and the August 31, 2012 redemption of the then remaining $89.5 million (plus accrued interest) outstanding 7 3/4% Senior Notes due 2016. The remaining proceeds from the issuance of the 2019 and 2022 Senior Notes along with available cash were used for the September 28, 2012 extinguishment of the then remaining $358.1 million (plus accrued interest through the November 1, 2012 maturity date) outstanding 7 3/8% Senior Notes due 2012.

        At the conclusion of this refinancing activity, all $700.0 million of the 7 3/8% Senior Notes due 2012 were paid off, as was all $500.0 million of the 7 3/4% Senior Notes due 2016; and new debt was issued in the form of the $275.0 million term loan due 2016, the $400.0 million 6 1/8% Senior Notes due 2019, and the $350.0 million 6 3/8% Senior Notes due 2022. As a result of the refinancing activity, overall outstanding long-term debt was reduced by $175.0 million, our long-term debt maturity profile was extended, and the overall cost of debt was reduced.

        The refinancing activity during 2012 resulted in us recording expenses of $40.3 million related to tender and call premiums, write off of unamortized debt issuance costs, loss on early extinguishment of debt, and tender expenses, which are reflected in other expenses in the consolidated statement of income for the year ended December 31, 2012.

        We have a senior secured credit facility (Facility) that matures in September 2016 which provides for a $1.1 billion revolver (Revolver). Subject to certain conditions, we have the opportunity to increase the Revolver capacity by an additional $125.0 million. As noted above, the Facility was expanded in January 2012 by adding a $275.0 million Term Loan. The Facility is guaranteed by certain of our subsidiaries and is secured by substantially all of our accounts receivable and inventories and pledges of shares of our wholly owned subsidiaries' capital stock. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes.

        The outstanding balance on the Revolver must be the lesser of $1.1 billion less other applicable commitments such as letters of credit and other secured debt, as defined within the Facility or the sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments. At December 31, 2012, we had $1.1 billion of availability on the Revolver, $14.0 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

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

        The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt to EBITDA ratio exceeds 3.50:1:00 at any time, our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At December 31, 2012, our interest coverage ratio and net debt leverage ratio were 4.05:1.00 and 2.93:1.00, respectively. We were therefore in compliance with these covenants at December 31, 2012, and we anticipate we will remain in compliance during 2013.

        Cash Dividends.    We declared cash dividends of $87.7 million, or $0.40 per common share ($0.10 per common share each quarter), during 2012 and $87.5 million, or $0.40 per common share ($0.10 per common share per quarter), during 2011. We paid cash dividends of $87.6 million and $81.9 million during 2012 and 2011, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indentures relating to our senior notes restrict the amount of cash dividends we can pay.

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

        During 2012, we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $4.9 million. Based on our current abatements and incentive credits, and utilizing our existing long-lived asset structure, we estimate the remaining annual benefit to our future operations to be approximately $4.3 million, $2.8 million, $2.4 million, $1.2 million, and $840,000 during the years 2013 through 2017, respectively, and $908,000 in total thereafter.

Contractual Obligations and Other Long-Term Liabilities

        We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted accounting principles. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2012 (in thousands):

	Payments Due By Period
	Total	2013	2014 & 2015	2016 & 2017	2018 & After
Long-term debt(1)	$2,202,237	$29,631	$862,585	$185,596	$1,124,425
Estimated interest payments on debt(2)	737,250	138,978	227,189	162,359	208,724
Purchase obligations(3)	126,365	106,235	13,314	3,181	3,635
Construction commitments(4)	74,472	74,472	—	—	—
Lease commitments	43,932	10,585	14,171	6,729	12,447
Other commitments(5)	4,552	609	1,018	975	1,950

Total(6)	$3,188,808	$360,510	$1,118,277	$358,840	$1,351,181

(1)
The long-term debt payment information presented above assumes that our term loan, senior notes and convertible senior notes remain outstanding until maturity. Refer to Note 2 to the consolidated financial statements elsewhere in this report for additional information regarding these transactions, and our long-term debt.

(2)
The estimated interest payments shown above assume interest rates of 2.1% (variable rate at December 31, 2012) on the $275.0 million term loan issued January 2012 maturing in September 2016; 5.125% on our $287.5 million convertible senior notes due June 2014; 6 3/4% on our $500.0 million senior unsecured notes due April 2015; 6 1/8% on our $400.0 million senior unsecured notes due August 2019; 7 5/8% on our $350.0 million senior unsecured notes due March 2020; 6 3/8% on our $350.0 million senior unsecured notes due August 2022; 0.40% commitment fee on our available senior secured revolver; and an average of 4.9% on our other debt of $53.5 million.

(3)
Purchase obligations include commitments we have for the purchase of electricity, fuel, iron concentrate, natural gas and its transportation, and zinc. These arrangements have "take or pay" or other similar commitment provisions. We have utilized such "take or pay" requirements during the past three years under these contracts.

(4)
Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2012.

(5)
Other commitments principally relate to certain pension and deferred compensation plan obligations.

(6)
We expect to make cash outlays in the future related to our unrecognized tax benefits; however, due to the uncertainty of the timing, we are unable to make reasonably reliable estimates regarding the period of cash settlement with the respective taxing authorities. Accordingly, unrecognized tax benefits and related interest and penalties of $28.4 million as of December 31, 2012, have been excluded from the contractual obligations table above. Refer to Note 3 to the consolidated financial statements elsewhere in this report for additional information.

Other Matters

Inflation

        We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

        We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2012, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $37.7 million and capital expenditures related to environmental compliance of approximately $538,000. Over 78% of the costs incurred during 2012 for monitoring and compliance were related to the normal transportation of certain types of waste produced in the steelmaking process in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $138,000 at all of our facilities during 2012. We have an accrual of $1.8 million (net of $745,000 of escrowed funds) recorded for environmental remediation related to our metals recycling operations and $2.9 million related to Minnesota operations. We believe, apart from our dependence on environmental construction and operating permits for our existing and proposed manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years, and we may become subject to more stringent environmental laws and regulations in the future, such as the impact of United States government or various governmental agencies introducing regulatory changes in response to the potential of climate change.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimations and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition and Allowance for Doubtful Accounts.    Except for our steel fabrication operations segment, we recognize revenues from sales and the allowance for estimated returns from these sales when the title of the product transfers. Provision is made for estimated product returns and customer claims based on historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. Our steel fabrication operations segment recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to date as a percentage of estimated total steel tons required by each contract. Steel fabrication operations accounted for 5%, 3%, and 3% of our net sales in 2012, 2011, and 2010, respectively.

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

        Inventories.    We record inventories at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. We record amounts required, if any, to reduce the carrying value of inventory to its net realizable value as a charge to cost of goods sold. If steel selling prices were to decline in future periods, write-down of inventory could result, specifically raw material inventory such as scrap purchased during periods of peak market pricing.

        Impairments of Long-Lived Tangible and Finite-Lived Intangible Assets.    We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. We consider various factors and determine whether an impairment test is necessary, including by way of examples, a significant and prolonged deterioration in operating results and projected cash flows, significant changes in the extent or manner in which an asset is used, technological advances with respect to assets which would potentially render them obsolete, our strategy and capital planning, and the economic climate in markets to be served. When determining future cash flows and if necessary, fair value, we must make judgments as to the expected utilization of assets and estimated future cash flows related to those assets. We consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the estimates are made. Those estimates and judgments may or may not ultimately prove appropriate.

        In the third quarter of 2012, we determined that we would terminate two small joint venture entities, which were not aligned with our long-term strategic focus. The decision to terminate these joint ventures triggered an assessment for impairment based on estimated realizable values, resulting in an impairment charge of $8.3 million being recorded. As these joint ventures are not reported within any of our reportable segments, reported segment results are not affected.

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

  Goodwill and Other Indefinite-Lived Intangible Assets.

        Our goodwill relates to various business combinations, and is allocated to the following reporting units at December 31(in thousands):

	2012	2011
OmniSource—Metals Recycling/Ferrous Resources Segment	$564,793	$571,317
The Techs—Steel Segment	142,783	142,783
Roanoke Bar Division—Steel Segment	29,041	29,041
New Millennium Building Systems—Steel Fabrication Segment	1,925	1,925

	$738,542	$745,066

        At least once annually or when indicators of impairment exist, we perform an impairment test for goodwill. Goodwill is allocated to various reporting units, which are generally one level below our operating segments. We utilize a two-stepped approach to measuring goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step we compare the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows (income approach), and by using a market approach based upon an analysis of valuation metrics of comparable peer companies. If the carrying amount exceeds the fair value, we perform the second step of the test, which measures the amount of impairment loss to be recorded, if any. In the second step, we compare the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.

        Key assumptions used to determine the estimated fair value of each reporting unit under the discounted cash flows method (income approach) include: (a) expected cash flows for the five-year period following the testing date (including market share, sales volumes and prices, costs to produce and estimated capital needs); (b) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; and (c) a discount rate based on management's best estimate of the after-tax weighted average cost of capital. Key assumptions used to determine the estimated fair value of each reporting unit under the market approach include the expected revenues and cash flows in the next year. We consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair values of its reporting units are estimated. Those estimates and judgments may or may not ultimately prove appropriate.

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

        Our other indefinite-lived intangible assets relate to trademarks acquired through various business combinations and is allocated to the following reporting units at December 31, 2012 and 2011 (in thousands):

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

        Our fourth quarter 2012 annual goodwill and indefinite-lived intangible asset impairment analyses did not result in any impairment charges. Management does not believe that it is reasonably likely that our reporting units will fail step one of a goodwill impairment test in the near term. The OmniSource reporting unit's fair value exceeded its carrying value by approximately 13%; however, our analysis contemplates performance improvements similar to historical levels, and certain organic growth initiatives. The discount rate used in the analysis is a critical assumption, one in which a minor change can have a significant impact on the estimated fair value. A more than 100 basis point increase in the discount rate used in the OmniSource analysis would not result in an impairment charge for the reporting unit. We will continue to monitor operating results within all reporting units throughout the upcoming year in an effort to determine if events and circumstances warrant further interim impairment testing. Otherwise, all reporting units will again be subject to the required annual impairment test during the fourth quarter of 2013. Changes in judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill and indefinite-lived intangible assets.

        Income Taxes.    We are required to estimate our income taxes as a part of the process of preparing our consolidated financial statements. This requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. We establish reserves to reduce some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. A number of years may elapse before a particular matter for which we have established a reserve is audited by a taxing authority and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears. Settlement of any particular issue would usually require the use of cash.

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

        The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2012 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
	Principal	Average Rate	Principal	Average Rate
Expected maturity date:
2013	$4,877	7.5%	$24,754	2.7%
2014	289,611	5.1	28,503	2.1
2015	502,217	6.7	42,253	2.1
2016	2,321	4.7	180,238	2.1
2017	2,136	5.9	901	3.0
Thereafter	1,124,426	6.7	—

Total	$1,925,588	6.4%	$276,649	2.2%

Fair value	$2,036,767		$276,648

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

        Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, natural gas and its transportation, fuel, and zinc. Certain of these commitments contain provisions which require us to "take or pay" for specified quantities without regard to actual usage for periods of up to 42 months for physical commodity requirements and for up to 8 years for commodity transportation requirements. Our commitments for these arrangements with "take or pay" or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2012	$106,235
2013	10,364
2014	2,950
2015	1,620
2016	1,561
Thereafter	3,635

$126,365

        We utilized such "take or pay" requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2014. The contract designates 160 hours annually as "interruptible service" and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At December 31, 2012, we had a cumulative unrealized gain associated with these financial contracts of $2.2 million, substantially all of which have a settlement date in 2013. We believe the customer contracts associated with the financial contracts will be fully consummated.

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

        Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework on which such evaluation was based upon is contained in the report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012, the end of the period covered by this report.

/s/ MARK D. MILLETT Chief Executive Officer	/s/ THERESA E. WAGLER Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Steel Dynamics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Steel Dynamics, Inc. and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 27, 2013

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets
Cash and equivalents	$375,917	$390,761
Investments in short-term commercial paper	31,520	84,830
Accounts receivable, net of related allowances of $11,571 and $18,303 as of December 31, 2012 and 2011, respectively	599,499	679,898
Accounts receivable-related parties	42,864	42,893
Inventories	1,202,507	1,199,584
Deferred income taxes	23,449	25,341
Income taxes receivable	893	16,722
Other current assets	19,576	15,229

Total current assets	2,296,225	2,455,258
Property, plant and equipment, net	2,231,198	2,193,745
Restricted cash	27,749	26,528
Intangible assets, net of accumulated amortization of $215,485 and $181,227 as of December 31, 2012 and 2011, respectively	416,635	450,893
Goodwill	738,542	745,066
Other assets	105,067	107,736

Total assets	$5,815,416	$5,979,226

Liabilities and Equity
Current liabilities
Accounts payable	$344,953	$414,240
Accounts payable-related parties	15,144	6,584
Income taxes payable	16,941	10,880
Accrued payroll and benefits	85,802	107,423
Accrued interest	35,306	36,265
Accrued expenses	81,900	80,947
Current maturities of long-term debt	29,631	444,078

Total current liabilities	609,677	1,100,417
Long-term debt
Term note	247,500	—
Senior notes	1,600,000	1,611,250
Convertible senior notes	287,496	287,500
Other long-term debt	37,610	37,272

Total long-term debt	2,172,606	1,936,022
Deferred income taxes	537,304	489,915
Other liabilities	19,173	82,278
Commitments and contingencies
Redeemable noncontrolling interests	98,814	70,694
Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 255,592,901 and 255,052,811 shares issued; and 219,522,655 and 218,873,720 shares outstanding, as of December 31, 2012 and 2011, respectively	637	636
Treasury stock, at cost; 36,070,246 and 36,179,091 shares, as of December 31, 2012, and 2011, respectively	(720,479)	(722,653)
Additional paid-in capital	1,037,687	1,026,157
Retained earnings	2,087,620	2,011,801

Total Steel Dynamics, Inc. equity	2,405,465	2,315,941
Noncontrolling interests	(27,623)	(16,041)

Total equity	2,377,842	2,299,900

Total liabilities and equity	$5,815,416	$5,979,226

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales
Unrelated parties	$7,007,417	$7,718,714	$6,060,933
Related parties	282,817	278,786	239,954

Total net sales	7,290,234	7,997,500	6,300,887
Costs of goods sold	6,570,336	7,065,982	5,625,221

Gross profit	719,898	931,518	675,666
Selling, general and administrative expenses	257,943	263,595	227,046
Profit sharing	26,987	43,149	25,476
Amortization of intangible assets	35,553	39,954	45,586
Impairment charges	8,250	—	12,805

Operating income	391,165	584,820	364,753
Interest expense, net of capitalized interest	158,585	176,977	170,229
Other (income) expense, net	28,514	(16,476)	(18,935)

Income before income taxes	204,066	424,319	213,459
Income taxes	61,785	158,627	83,860

Net income	142,281	265,692	129,599
Net loss attributable to noncontrolling interests	21,270	12,428	11,110

Net income attributable to Steel Dynamics, Inc.	$163,551	$278,120	$140,709

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$0.75	$1.27	$0.65

Weighted average common shares outstanding	219,159	218,471	216,760

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.73	$1.22	$.64

Weighted average common shares and share equivalents outstanding	236,624	235,992	234,717

Dividends declared per share	$0.40	$0.40	$0.30

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Shares
			Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Treasury Stock
	Common	Treasury						Total
Balances at January 1, 2010	216,000	36,590	$629	$972,985	$1,745,511	$14,997	$(730,857)	$2,003,265
Proceeds from exercise of stock options, including related tax effect	1,413	—	4	14,010	—	—	—	14,014
Dividends declared	—	—	—	—	(65,087)	—	—	(65,087)
Contributions from noncontrolling investors	—	—	—	—	—	5,348	—	5,348
Transfer to redeemable noncontrolling interest	—	—	—	—	—	(23,800)	—	(23,800)
Tax adjustment to noncontrolling interests	—	—	—	—	—	(1,470)	—	(1,470)
Equity-based compensation	162	(162)	—	11,733	—	—	3,233	14,966
Comprehensive income and net income (loss)	—	—	—	—	140,709	(11,110)	—	129,599

Balances at December 31, 2010	217,575	36,428	633	998,728	1,821,133	(16,035)	(727,624)	2,076,835
Proceeds from exercise of stock options, including related tax effect	1,050	—	3	13,393	—	—	—	13,396
Dividends declared	—	—	—	—	(87,452)	—	—	(87,452)
Contributions from noncontrolling investors	—	—	—	—	—	12,989	—	12,989
Distributions to noncontrolling investor	—	—	—	—	—	(567)	—	(567)
Equity-based compensation	249	(249)		14,036	—	—	4,971	19,007
Comprehensive income and net income (loss)	—	—	—	—	278,120	(12,428)	—	265,692

Balances at December 31, 2011	218,874	36,179	636	1,026,157	2,011,801	(16,041)	(722,653)	2,299,900
Proceeds from exercise of stock options, including related tax effect	445	—	1	3,661	—	—	—	3,662
Dividends declared	—	—	—	—	(87,698)	—	—	(87,698)
Conversion of 5.125% convertible senior notes	—	—	—	(1)	—	—	5	4
Contributions from noncontrolling investors	—	—	—	—	—	9,839	—	9,839
Distributions to noncontrolling investor	—	—	—	—	—	(151)	—	(151)
Equity-based compensation	204	(109)	—	7,870	(34)	—	2,169	10,005
Comprehensive income and net income (loss)	—	—	—	—	163,551	(21,270)	—	142,281

Balances at December 31, 2012	219,523	36,070	$637	$1,037,687	$2,087,620	$(27,623)	$(720,479)	$2,377,842

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$142,281	$265,692	$129,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,216	222,607	224,698
Impairment charges	8,250	—	12,805
Equity-based compensation	12,481	17,283	14,688
Deferred income taxes	54,528	34,436	46,097
(Gain) loss on disposal of property, plant and equipment	509	(3,925)	1,215
Changes in certain assets and liabilities:
Accounts receivable	85,977	(100,602)	(196,556)
Inventories	13,845	(85,523)	(261,110)
Other assets	(1,337)	5,683	(15,335)
Accounts payable	(32,593)	56,551	71,169
Income taxes receivable/payable	21,644	26,242	99,276
Accrued expenses	(85,107)	47,911	42,761

Net cash provided by operating activities	445,694	486,355	169,307
Investing activities:
Purchases of property, plant and equipment	(223,525)	(167,007)	(133,394)
Proceeds from maturities of (investments in) short-term commercial paper, net	53,310	(84,830)	—
Other investing activities	(21,386)	16,000	(15,684)

Net cash used in investing activities	(191,601)	(235,837)	(149,078)
Financing activities:
Issuance of current and long-term debt	1,049,969	10,103	556,553
Repayments of current and long-term debt	(1,258,842)	(7,740)	(346,963)
Proceeds from exercise of stock options, including related tax effect	3,662	13,396	14,014
Contributions from noncontrolling investors	37,959	27,389	5,348
Distributions to noncontrolling investor	(151)	(567)	—
Dividends paid	(87,633)	(81,882)	(64,969)
Debt issuance costs	(13,901)	(6,969)	(6,707)

Net cash provided by (used in) financing activities	(268,937)	(46,270)	157,276

Increase (decrease) in cash and equivalents	(14,844)	204,248	177,505
Cash and equivalents at beginning of year	390,761	186,513	9,008

Cash and equivalents at end of year	$375,917	$390,761	$186,513

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

        Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. The company has three reporting segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations. Approximately 10% of the company's workforce is represented by collective bargaining agreements, and one of these agreements affecting 115 employees at one location expires during 2013.

Steel Operations

        Steel operations include the company's Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. Steel operations accounted for 62%, 61%, and 61% of the company's consolidated net sales during 2012, 2011, and 2010, respectively. The Flat Roll Division accounted for 27%, 27%, and 28% of the company's consolidated net sales during 2012, 2011, and 2010, respectively.

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

Metals Recycling and Ferrous Resources Operations

        Metals recycling and ferrous resources operations primarily include OmniSource Corporation (OmniSource), the company's metals recycling, steel scrap procurement, and processing locations, and our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility; and our Minnesota iron operations, an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our planned future iron mining operations which is currently in the permitting process, Mesabi Mining; and, our iron tailings operation, Mining Resources (owned 80% by us). The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Since that time we have continued to refine this pioneering production process and changed equipment configurations to increase production, improve quality, and increase plant availability. A planned six-week outage in the fall of 2012 was used to complete the groundwork necessary for the implementation of further improvements expected to be made in the first half of 2013. These modifications are expected to improve both volume and product quality. The facility's designed annual production capacity is 500,000 metric tons. Mesabi Nugget

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

produced and shipped 169,000, 156,000 and 75,000 metric tons of iron-nuggets during 2012, 2011 and 2010, respectively, for use by our own steel mills. Our Mining Resources operations, which involves the extraction of iron tailings from previously developed stockpiles or water-filled tailings basins, provides iron ore tailings to be concentrated for use by Mesabi Nugget as low-cost iron concentrate to the nugget production process. Mining Resources began operations in the fall of 2012, and produced 56,000 metric tons of iron tailings during 2012 for use by Mesabi Nugget. Metals recycling ferrous resources operations accounted for 32%, 35%, and 35% of the company's consolidated net sales during 2012, 2011, and 2010, respectively.

        Three years subsequent to Mesabi Nugget achieving certain performance measures (which as of December 31, 2012, had not been met), the noncontrolling investor may elect to require the company to purchase at par value all (but not less than all) of the units it owns at the time of such election. At any time after that same date, the company may elect to purchase at par value all of the units owned by the noncontrolling investor. The $84.3 million and $65.7 million par value owned by the noncontrolling investor at December 31, 2012 and 2011, respectively, has been reported as redeemable noncontrolling interest in the consolidated balance sheets.

        On the fifth anniversary of the effective date of the formation of Mining Resources (2016), the noncontrolling investor has a non-transferable, non-assignable right to require the company to purchase at fair value all (but not less than all) of the units it owns at that time. The $14.5 million and $5.0 million value owned by the noncontrolling investor at December 31, 2012 and 2011, respectively, has been reported as redeemable noncontrolling interest in the consolidated balance sheet.

Steel Fabrication Operations

        Steel fabrication operations include the company's six New Millennium Building System's joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 5%, 3%, and 3% of the company's consolidated net sales during 2012, 2011, and 2010, respectively.

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

Revenue Recognition and Allowances for Doubtful Accounts

        Except for the steel fabrication operations segment, the company recognizes revenues from sales and the allowance for estimated returns from these sales at the time the title of the product transfers. Provision is made for estimated product returns and customer claims based on historical experience. If the historical data used in the estimates does not reflect future returns and claims trends, additional provision may be necessary. The company's steel fabrication operations segment recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to-date as a percentage of estimated total steel tons required by each contract. The allowance for doubtful accounts is based on the company's best estimate of probable credit losses, along with historical experience.

Cash and Equivalents

        Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow and deposits held at brokerage firms in conjunction with commodity futures contracts.

Inventories

        Inventories are stated at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following at December 31 (in thousands):

	2012	2011
Raw materials	$594,388	$609,150
Supplies	278,494	251,716
Work in progress	82,934	106,609
Finished goods	246,691	232,109

	$1,202,507	$1,199,584

Investments

        The company's investments in short-term commercial paper are treated as trading securities.

        The company has investments in certain joint ventures and closely-held companies in which ownership varies between 49% and 50%. For these investments where the company does not have effective control, the company accounts for the investment using the equity method of accounting. Investments in companies in which the company does not exercise control and its ownership is less than 20% are carried at cost. These investments are reflected in other long-term assets on the company's balance sheet in an amount of $22.7 million and $24.9 million at December 31, 2012 and 2011, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

        Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress amounts, and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 3 to 15 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation is provided utilizing the straight-line depreciation methodology or the units-of-production depreciation methodology, based on units produced, subject to a minimum and maximum level. Depreciation expense was $179.9 million, $176.5 million, and $171.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

        The company's property, plant and equipment at December 31 consisted of the following (in thousands):

	2012	2011
Land and improvements	$288,360	$271,208
Buildings and improvements	524,530	496,976
Plant, machinery and equipment	2,810,106	2,656,358
Construction in progress	138,763	127,019

	3,761,759	3,551,561
Less accumulated depreciation	1,530,561	1,357,816

Property, plant and equipment, net	$2,231,198	$2,193,745

Intangible Assets

        The company's intangible assets, at December 31, consisted of the following (in thousands):

	2012	2011	Useful Life	Weighted Average Amortization Period
Customer and scrap generator relationships	$408,400	$408,400	10 to 25 years	20 years
Trademarks	189,800	189,800	Indefinite	—
Trademarks	19,700	19,700	4 to 12 years	12 years
Other	14,220	14,220	3 months to 6 years	5 years

	632,120	632,120		19 years
Less accumulated amortization	215,485	181,227

	$416,635	$450,893

        The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the amounts are anticipated to be consumed. Finite-lived trademarks are amortized using a straight line methodology. Amortization of intangible assets was $34.3 million, $38.3 million, and $44.3 million for the years ended

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

December 31, 2012, 2011, and 2010, respectively. Estimated amortization expense, related to amortizable intangibles, for the years ending December 31 is as follows (in thousands):

2013	$30,476
2014	26,090
2015	23,390
2016	20,902
2017	18,193
Thereafter	107,784

Total	$226,835

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

        In the third quarter of 2012, the company determined that it would terminate two small joint venture entities, which were not aligned with the company's long-term strategic focus. The decision to terminate these joint ventures triggered an assessment for impairment based on estimated realizable values, resulting in an impairment charge of $8.3 million being recorded. As these joint ventures are not reported within any of the company's reportable segments, reported segment results are not affected.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Goodwill

        The company's goodwill is allocated to the following reporting units at December 31, (in thousands):

	2012	2011
OmniSource—Metals Recycling/Ferrous Resources Segment	$564,793	$571,317
The Techs—Steel Segment	142,783	142,783
Roanoke Bar Division—Steel Segment	29,041	29,041
New Millennium Building Systems—Steel Fabrication Segment	1,925	1,925

	$738,542	$745,066

        OmniSource goodwill decreased $6.5 million from December 31, 2011 to December 31, 2012 in recognition of the 2012 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

        At least once annually or when indicators of impairment exist, the company performs an impairment test for goodwill and other indefinite-lived intangible assets. Goodwill is allocated to various reporting units, which are generally one level below the company's operating segments. The company utilizes a two-stepped approach to evaluate goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step the company compares the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows (income approach), and by using a market approach based upon an analysis of valuation metrics of comparable peer companies. If the carrying amount exceeds the fair value, the company performs the second step of the test, which measures the amount of impairment loss to be recorded, if any. In the second step, the company compares the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.

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

Equity-Based Compensation

        The company has several stock-based employee compensation plans which are more fully described in Note 5. Compensation expense for stock options is recorded over the vesting period using the fair value on the grant date, as calculated using the Black-Scholes model. Compensation expense for restricted stock units, deferred stock units, and restricted stock is recorded over the vesting periods using the fair value as determined by the closing fair market value of the company's common stock on

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

the grant date. Compensation expense for stock-based employee compensation plans, including stock options, restricted stock units, deferred stock units, and restricted stock, was $12.5 million, $17.3 million, and $14.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Income Taxes

        The company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Earnings (Loss) Per Share

        Basic earnings (loss) per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company's basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units, deferred stock units, and dilutive shares related to the company's convertible subordinated debt; and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 4.5 million shares, 4.0 million shares, and 3.1 million shares were anti-dilutive at December 31, 2012, 2011 and 2010, respectively.

        The following table presents a reconciliation of the numerators and the denominators of the company's basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share data):

	2012			2011
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$163,551	219,159	$0.75	$278,120	218,471	$1.27
Dilutive stock options, deferred stock units, and restricted stock units	—	916		—	1,139
5.125% convertible senior notes	9,432	16,549		9,432	16,382

Diluted earnings per share	$172,983	236,624	$0.73	$287,552	235,992	$1.22

	2010
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$140,709	216,760	$0.65
Dilutive stock options and deferred stock units	—	1,575
5.125% convertible senior notes	9,508	16,382

Diluted earnings per share	$150,217	234,717	$0.64

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

        Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments, short-term commercial paper, and accounts receivable. The company places its temporary cash and short-term commercial paper investments with high credit quality financial institutions and companies, and limits the amount of credit exposure from any one entity. The company is exposed to credit risk in the event of nonpayment by customers. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. Management's estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company's customers. Customer accounts receivable are charged off when all collection efforts have been exhausted and the amounts are deemed uncollectible. Heidtman Steel Products (Heidtman), a related party, accounted for 6% of the company's net accounts receivable at December 31, 2012, and 5% at December 31, 2011.

Derivative Financial Instruments

        The company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. Changes in the fair value of derivatives that are designated as hedges, depending on the nature of the hedge, are recognized as either an offset against the change in fair value of the hedged balance sheet item in the case of fair value hedges or as other comprehensive income in the case of cash flow hedges, until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings as other income or expense.

        In the normal course of business, the company may have involvement with derivative financial instruments related to managing fluctuations in interest rates, foreign exchange rates, and forward contracts in various commodities. The company periodically employs interest rate swap and forward-rate agreements, and foreign currency exchange contracts as necessary. At the time of acquiring financial instruments, the company designates and assigns these instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument. The company routinely enters into forward contracts in various commodities, primarily nonferrous metals in our Metals Recycling and Ferrous Resources operations, to reduce exposure to commodity related price fluctuations. These forward contracts have not been designated as hedges and accordingly, the company recognizes the change in fair value related to these forward contracts in costs of goods sold. The company does not enter into derivative financial instruments for speculative purposes.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt

        The company's borrowings consisted of the following at December 31 (in thousands):

	2012	2011
Term loan	$261,250	$—
7 3/8% senior notes due 2012	—	700,000
5.125% convertible senior notes due 2014	287,496	287,500
6 3/4% senior notes due 2015	500,000	500,000
7 3/4% senior notes due 2016	—	500,000
6 1/8% senior notes due 2019	400,000	—
7 5/8% senior notes due 2020	350,000	350,000
6 3/8% senior notes due 2022	350,000	—
Other secured obligations	53,491	42,600

Total debt	2,202,237	2,380,100
Less current maturities	29,631	444,078

Long-term debt	$2,172,606	$1,936,022

Refinancing Activity

        On January 11, 2012, the company expanded its senior secured credit facility by adding a $275.0 million term loan that matures on September 30, 2016 (Term Loan). The company used the net proceeds of the Term Loan, together with available cash, to fund the January 2012 purchase (pursuant to a tender offer) of $279.7 million (plus accrued interest) of the company's 7 3/8% Senior Notes due 2012. On August 16, 2012, the company issued $400.0 million of 6 1/8% Senior Notes due 2019 (2019 Senior Notes) and $350.0 million of 6 3/8% Senior Notes due 2022 (2022 Senior Notes). A portion of the net proceeds from the issuance of the 2019 and 2022 Senior Notes were used to fund the August 16, 2012 purchase of another $62.2 million (plus accrued interest) of the company's 7 3/8% Senior Notes due 2012 (pursuant to a tender offer). A further portion of these proceeds were used to fund the August 16, 2012 purchase (pursuant to a tender offer) of $410.5 million (plus accrued interest) of the company's 7 3/4% Senior Notes due 2016, and the August 31, 2012 redemption of the then remaining $89.5 million (plus accrued interest) outstanding 7 3/4% Senior Notes due 2016. The remaining proceeds from the issuance of the 2019 and 2022 Senior Notes along with available cash were used for the September 28, 2012 extinguishment of the then remaining $358.1 million (plus accrued interest through the November 1, 2012 maturity date) outstanding 7 3/8% Senior Notes due 2012.

        At the conclusion of this refinancing activity, all $700.0 million of the 7 3/8% Senior Notes due 2012 were paid off, as was all $500.0 million of the 7 3/4% Senior Notes due 2016; and new debt was issued in the form of the $275.0 million term loan due 2016, the $400.0 million 6 1/8% Senior Notes due 2019, and the $350.0 million 6 3/8% Senior Notes due 2022. As a result of the refinancing activity, overall outstanding long-term debt was reduced by $175.0 million, the company's long-term debt maturity profile was extended, and the overall cost of debt was reduced.

        The refinancing activity during 2012 resulted in the company recording expenses of $40.3 million related to tender and call premiums, write off of unamortized debt issuance costs, loss on early extinguishment of debt, and tender expenses, which are reflected in other expenses in the consolidated statement of income for the year ended December 31, 2012.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

Senior Secured Credit Facility, due 2016

        The company's senior secured credit facility (Facility), which provides a $1.1 billion revolver (Revolver), matures in September 2016. Subject to certain conditions, the company has the opportunity to increase the Revolver size by an additional $125.0 million. The Facility is guaranteed by certain of the company's subsidiaries; and is secured by substantially all of the company's and its wholly-owned subsidiaries' receivables and inventories, and by pledges of all shares of the company's wholly-owned subsidiaries' capital stock. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. On January 11, 2012, the company expanded the Facility by adding a $275.0 million term loan that matures on September 30, 2016 (Term Loan). Quarterly principal payments under the Term Loan are required to be made in amounts ranging from 1.25% to 3.75% of the original principal amount, with the unpaid principal balance of approximately $158 million due on the maturity date. Interest on the Term Loan is based on the Facility's pricing grid (2.1% at December 31, 2012), and is payable quarterly.

        The Facility pricing grid is adjusted quarterly and is based on the company's leverage of total debt to last-twelve-month's (LTM) adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions, as defined in the credit agreement). The minimum pricing is LIBOR plus 1.00% or Prime, and the maximum pricing is LIBOR plus 2.00% or Prime plus 1.00%. In addition, the company is subject to an unused commitment fee of between 0.25% and 0.45% (based on leverage of total debt to LTM adjusted EBITDA) which is applied to the unused portion of the $1.1 billion revolver each quarter.

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

        At December 31, 2012, the company had $1.1 billion of availability on the Revolver, $14.0 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

        The financial covenants under the company's Facility state that it must maintain an interest coverage ratio of not less than 2.50:1.00. The company's interest coverage ratio is calculated by dividing its LTM consolidated adjusted EBITDA by its LTM gross interest expense less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt to EBITDA ratio exceeds 3.50:1:00 at any time, the company's ability to make restricted payments as

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At December 31, 2012, the company's interest coverage ratio and net debt leverage ratio were 4.05:1.00 and 2.93:1.00, respectively. The company was therefore in compliance with these covenants at December 31, 2012, and anticipates remaining in compliance during the next twelve months.

5.125% Convertible Senior Notes, due 2014

        The $287.5 million of 5.125% convertible senior notes mature in June 2014. The Convertible Senior notes are non-cancelable prior to June 2014 and bear interest at 5.125% payable semi-annually in arrears on June 15 and December 15 of each year. Note holders can convert the notes into the company's common stock at a current conversion rate of 57.845 per $1,000 principal amount of notes (16,630,206 shares). The conversion rate is fixed, except for standard anti-dilution provisions related to such events as the issuance of common stock as a dividend or distribution, the effect of a share split or share combination, issuance to all or substantially all holders of our common stock certain rights or warrants to subscribe for or purchase shares of our common stock, pay cash dividends or distributions to all or substantially all holders of our common stock other than regular quarterly cash dividends exceeding an established threshold amount per share ($0.075), or if we make a payment in respect of a tender offer or exchange offer for our common stock. In addition, on or after June 20, 2012, if the last reported sales price of the company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the company provides the notice of redemption to holders exceeds 130% of the applicable conversion price ($17.29 per share at December 31, 2012) in effect on each such trading day, the company may redeem for cash all or part of the notes at a price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. The 5.125% convertible senior notes are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

6 3/4% Senior Notes due 2015

        The $500.0 million of 6 3/4% senior notes mature in 2015 (2015 Senior Notes), and pay interest semiannually on April 1 and October 1 of each year. The 2015 Senior Notes contain provisions that allow the company to redeem the notes any time on or after April 1, 2012 at a redemption price of 101.688%, and on or after April 1, 2013 at 100.000%. The 2015 Senior Notes are in equal right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

6 1/8% Senior Notes due 2019

        On August 16, 2012, the company issued $400.0 million of 6 1/8% Senior Notes due 2019 (2019 Senior Notes). Interest on the 2019 Senior Notes is due semiannually on February 15 and August 15 of each year with the first payment due on February 15, 2013. Before August 15, 2015, the company may redeem up to 35% of each of the 2019 Senior Notes at a redemption price of 106.125% of their principal amount, using the proceeds from the sales of the company's common stock. The 2019 Senior Notes contain provisions that allow the company to redeem the notes any time on or after August 15, 2016 at a redemption price of 103.063%, on or after August 15, 2017 at a redemption price of 101.531%, and on or after August 15, 2018 at 100.000%. At any time prior to August 15, 2016, the

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

company may redeem some or all of the 2019 Senior Notes by paying a "make-whole" premium. The 2019 Senior Notes are in equal right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

7 5/8% Senior Notes due 2020

        In March 2010, the company issued $350.0 million of 7 5/8% senior notes due 2020 (2020 Senior Notes). The net proceeds from the 2020 Senior Notes were used to repay the then outstanding amounts under the company's senior secured revolving credit facility and for general corporate purposes. The 2020 Senior Notes mature in 2020, and pay interest semi-annually on March 15 and September 15 of each year. Prior to March 15, 2013, the company may redeem up to 35% of the principal amount of the 2020 Senior Notes with the net cash proceeds of one or more sales of its common stock at a redemption price of 107.625%. In addition, the company may redeem the 2020 Senior Notes at any time after March 15, 2015 at a redemption price of 103.813%, on or after March 15, 2016 at a redemption price of 102.542%, on or after March 15, 2017 at a redemption price of 101.271%, and on or after March 15, 2018 at a redemption price of 100.000%. The 2020 Senior Notes are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

6 3/8% Senior Notes due 2022

        On August 16, 2012, the company issued $350.0 million of 6 3/8% Senior Notes due 2022 (2022 Senior Notes). Interest on the 2022 Senior Notes is due semiannually on February 15 and August 15 of each year with the first payment due on February 15, 2013. Before August 15, 2015, the company may redeem up to 35% of the 2022 Senior Notes at a redemption price of 106.375% of their principal amount, using the proceeds from the sales of the company's common stock. The 2022 Senior Notes contain provisions that allow the company to redeem the notes any time on or after August 15, 2017 at a redemption price of 103.188%, on or after August 15, 2018 at a redemption price of 102.125%, on or after August 15, 2019 at a redemption price of 101.063%, and on or after August 15, 2020 at 100.000%. At any time prior to August 15, 2017, the company may redeem some or all of the 2022 Senior Notes by paying a "make-whole" premium. The 2022 Senior Notes are in equal right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

Other Secured Obligations

        Mesabi Nugget Loan Participation.    Pursuant to the construction and financing of the Mesabi Nugget iron-nugget project, the company entered into financing arrangements with Mesabi Nugget. The amended agreements provided Mesabi Nugget with an $85.0 million revolving credit facility and $240.0 million in a term facility. Under these agreements, the company is the lender (with first lien security rights on substantially all of Mesabi Nugget's assets) and Mesabi Nugget is the borrower. Under one of the term agreements the company sold and assigned to Kobe a participation interest, for which Kobe provided $25.0 million in 2009 and an additional $10 million in 2010. Effective December 31, 2010, the company converted $130.0 million (81% of the total conversion amount) of term notes into equity of Mesabi Nugget, and Kobe converted $30.5 million (19% of the total conversion amount) of its $35.0 million loan participation into equity of Mesabi Nugget. The remaining portion of the outstanding loan balances between the company and Mesabi Nugget are eliminated

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

through consolidation. The remaining $4.5 million (less current portion of $901,000) of Kobe loan participation is included in the company's consolidated other long term debt at December 31, 2012. The weighted average interest rate on this debt at December 31, 2012 was 3.0%.

        Minnesota Economic Development State Loans.    During 2009 and 2010, Mesabi Nugget received $26.5 million from various Minnesota state agencies for the construction and ultimate operation of the company's Mesabi Nugget project. Monthly principal and interest payments began in August 2012. The 3.5% interest rate at December 31, 2012 is expected to remain through February 2017, and then change to 5.0% through maturity in 2027. Amounts due under these loans were $28.8 million and $26.5 million at December 31, 2012 and 2011, respectively.

        Other.    The company has an electricity transmission facility loan which bears interest at 8.1%, with monthly principal and interest payments required through maturity in 2022. The company has an unused $4.0 million stand-by letter of credit in conjunction with this loan. The outstanding principal balance was $6.4 million and $6.9 million as of December 31, 2012 and 2011, respectively. In 2012, one of the company's controlled subsidiaries entered into a secured credit agreement which provided $10.0 million in variable rate (3.375% at December 31, 2012) term borrowings through April 2013, and a revolving variable rate credit facility of up to $24.0 million (increasing to $34.0 million after April 2013), subject to a borrowing base determined from eligible accounts receivable and inventory. Interest is payable monthly.

  Outstanding Debt Maturities

        Maturities of outstanding debt as of December 31, 2012; are as follows (in thousands):

2013	$29,631
2014	318,115
2015	544,470
2016	182,559
2017	3,037
Thereafter	1,124,425

$2,202,237

        The company capitalizes interest on all qualifying construction-in-progress assets. For the years ended December 31, 2012, 2011 and 2010, total interest costs incurred were $160.0 million, $178.7 million, and $177.2 million, respectively, of which $1.4 million, $1.7 million and $7.0 million, respectively, were capitalized. Cash paid for interest was $154.1 million, $171.8 million, and $162.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Income Taxes

        The company files a consolidated federal income tax return. Net cash paid for taxes was $46.9 million and $75.9 million for the years ended December 31, 2012 and 2011, respectively, and net cash received for taxes was $66.3 million for the year ended December 31, 2010. The current and deferred federal and state income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

	2012	2011	2010
Current income tax expense	$11,334	$128,209	$39,554
Deferred income tax expense	50,451	30,418	44,306

Total income tax expense	$61,785	$158,627	$83,860

        A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	3.5	3.2
Audit settlements	(9.6)	—	—
Other permanent differences	1.5	(1.1)	1.1

Effective tax rate	30.3%	37.4%	39.3%

        Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2012	2011
Deferred tax assets
Accrued expenses and allowances	$22,714	$31,670
Inventories	9,643	9,287
Other	10,680	3,150

Total deferred tax assets	43,037	44,107

Deferred tax liabilities
Property, plant and equipment	(465,273)	(428,699)
Intangible assets	(79,998)	(68,500)
Other	(11,621)	(11,482)

Total deferred tax liabilities	(556,892)	(508,681)

Net deferred tax liability	$(513,855)	$(464,574)

        Certain deferred tax asset and liability amounts at December 31, 2011 were reclassified to conform with the presentation at December 31, 2012. There was no effect on the total net deferred tax liability, or current and noncurrent classification of such reclassifications at December 31, 2011.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Balance at January 1	$64,555	$49,396	$49,587
Increases related to current year tax positions	—	2,046	300
Increases related to prior year tax positions	741	13,785	1,361
Decreases related to prior year tax positions	(40,741)	(196)	(496)
Lapses in statutes of limitations	—	—	(1,128)
Settlements with taxing authorities	(2,310)	(476)	(228)

Balance at December 31	$22,245	$64,555	$49,396

        Included in the balance of unrecognized tax benefits at December 31, 2012 are potential benefits of $9.5 million that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2012, the company recognized benefits from the reduction of interest expense of $5.9 million, net of tax, and benefits from the reduction of penalties of $413,000. In addition to the unrecognized tax benefits in the table above, the company had $6.2 million accrued for the payment of interest and penalties at December 31, 2012.

        The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) has completed its examinations of the years 2004 through 2009 and has effectively settled those years with the company. The IRS is currently examining the company's federal income tax returns for the years 2010 and 2011. At this time the company does not believe there will be any significant examination adjustments that would result in a material change to the company's financial position or results of operations. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of these state and federal income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $12.6 million by the end of 2013. With few exceptions, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2009.

Note 4. Shareholders' Equity

Cash Dividends

        The company declared cash dividends of $87.7 million, or $0.40 per common share, during 2012; $87.5 million, or $0.40 per common share, during 2011; and $65.1 million, or $0.30 per common share, during 2010. The company paid cash dividends of $87.6 million, $81.9 million and $65.0 million during 2012, 2011 and 2010, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Shareholders' Equity (Continued)

Treasury Stock

        The company's board of directors has authorized the company to repurchase shares of the company's common stock through open market trades. The company did not repurchase any shares during the three-year period ended December 31, 2012. As of December 31, 2012, the company had remaining authorization to repurchase approximately 3.6 million additional shares. The repurchase program does not have an expiration date.

Note 5. Equity-based Incentive Plans

2006 Amended and Restated Equity Incentive Plan (2006 Plan)

        The company's stockholders approved the 2006 Plan at the company's annual meeting of stockholders held May 18, 2006, at which time the company reserved 16.0 million shares of common stock for issuance upon exercise of options or other equity grants under the 2006 Plan. An additional 15.5 million shares of the company's common stock were reserved for issuance under the 2006 Plan at the company's annual meeting of shareholders held May 17, 2012. The 2006 Plan was designed to attract, motivate and retain qualified persons that are able to make important contributions to the company's success. To accomplish these objectives, the 2006 Plan provides for awards of equity-based incentives through granting of stock options, restricted stock units (RSU's), deferred stock units (DSU's), restricted stock awards, unrestricted stock awards, stock appreciation rights, and performance awards. The 2006 Plan uses a fungible share concept under which any awards that are not a full-value award, such as stock options and stock appreciation rights, will be counted against the share limit as one share for each share of common stock, and awards that are full-value awards, such as RSU's, DSU's, restricted and unrestricted stock awards, and performance awards, will be counted against the share limit as 2.09 shares for each one share of common stock. At December 31, 2012, there were 14.5 million shares in the fungible share reserve still available for issuance.

        In November 2012, the company began to grant substantially all of the company's employees restricted stock units, rather than stock options. The RSUs, which are granted at no cost to employees, vest 100% over the shorter of two years from grant date or upon the recipient reaching retirement eligible age (59 1/2 years), and are issued to employees upon vesting. Prior to 2012, substantially all of the company's employees were eligible for the stock option element of the 2006 Plan, pursuant to which the options vested 100% six months after the date of grant, with a maximum term of five years. Options were granted each May and November (through 2011) at an exercise price of 100% of the fair market value of the company's common stock on the date of grant. The company satisfies stock options and restricted stock units with newly issued shares, and satisfies restricted stock awards, and deferred stock units with treasury shares.

        In addition to the RSUs and stock options granted during the three year period ended December 31, 2012, presented below, the company awarded 79,000 and 42,000 DSUs in 2012 and 2011, respectively; and issued 160,000 and 43,300 shares of restricted stock in 2011 and 2010, respectively. No other equity-based incentives were issued pursuant to the 2006 Plan during the three year period ended December 31, 2012.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Equity-based Incentive Plans (Continued)

  Restricted Stock Units

        A summary of the company's RSU activity during 2012 and outstanding RSU's as of December 31, 2012 are presented below (dollars in thousands except grant date fair value):

	Number of RSU's	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Unrecognized Compensation
Outstanding RSU's as of January 1, 2012	—	$—
RSU's granted	1,422,448	11.95
RSU's vested	(143,666)	12.65
RSU's forfeited	(9,475)	11.92

Outstanding RSU's as of December 31, 2012 (nonvested)	1,269,307	$11.87	$17,428	$12,318

        The weighted average remaining life before vesting of the outstanding RSUs as of December 31, 2012, is 1.9 years. The fair value of RSUs vesting during 2012 was $1.8 million, and was net-share settled such that the company withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld in 2012 were approximately 49,000 shares, and were based on the value of the RSUs on their vesting dates as determined by the company's closing stock price.

  Stock Options

        A summary of the company's stock option activity and certain information concerning the company's outstanding options as of December 31, 2012 are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding options as of January 1, 2010	6,489,371	$13.69	$5.09
Granted	2,545,932	14.73	5.81
Exercised	(1,414,153)	8.11	2.89
Forfeited	(214,757)	20.35	6.33

As of December 31, 2010	7,406,393	14.91	5.14
Granted	2,742,904	14.34	5.36
Exercised	(1,047,297)	11.37	4.28
Forfeited	(499,718)	16.61	6.15

As of December 31, 2011	8,602,282	15.06	5.25
Granted	—	—	—
Exercised	(451,135)	6.70	2.67
Forfeited	(1,077,438)	21.85	6.04

As of December 31, 2012	7,073,709	14.56	5.30

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Equity-based Incentive Plans (Continued)

Range of Exercise Price	Exercisable Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Exercisable Outstanding Options
$5 to $10	1,153,760	0.9	$5.23
$10 to $15	2,869,366	2.9	13.14
$15 to $20	2,617,981	2.8	16.39
$35 to $40	432,602	0.4	37.84

        The aggregate intrinsic value of options exercised was $3.1 million, $7.4 million, and $11.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. The aggregate intrinsic value of options which were outstanding and exercisable as of December 31, 2012 was $11.7 million, and there is no unrecognized stock option compensation expense at December 31, 2012.

        The disclosures related to the effect of equity-based compensation expense for stock options granted during the years ended December 31, 2011, and 2010 (no stock options granted in 2012), are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2011	2010
Volatility(1)	65.1 - 66.3%	66.4 - 67.0%
Risk-free interest rate(2)	0.4 - 1.4%	0.8 - 2.0%
Dividend yield(3)	2.3 - 2.5%	2.0 - 2.2%
Expected life (years)(4)	2.8 - 4.1	2.8 - 4.1

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

2008 Executive Incentive Compensation Plan (Executive Plan)

        Pursuant to the company's Executive Plan, certain officers and other senior management members of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company, which vests over a three-year period. A total of 2.5 million shares have been reserved under this plan, which was amended, and approved by stockholders, during 2008. At December 31, 2012, 1.9 million shares under the Executive Plan remained available for issuance. Pursuant to the Executive Plan, shares were awarded with a market value of approximately $135,000 for the award year 2012, $4.0 million for the award year 2011 and $208,000 for the award year 2010.

2004 Employee Stock Purchase Plan

        The 2004 Employee Stock Purchase Plan allows eligible employees, at their election, to purchase shares of the company's stock on the open market at fair market value with a designated broker

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Equity-based Incentive Plans (Continued)

through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees' payroll deductions. The company's total expense for the plan was $354,000, $328,000, and $299,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 6. Derivative Financial Instruments

        The company is exposed to certain risks relating to its ongoing business operations. At times the company utilizes derivative instruments to mitigate commodity margin risk, interest rate risk, and foreign currency exchange rate risk. Forward contracts on various commodities are routinely entered into to manage the price risk associated with forecasted purchases and sales of nonferrous materials (specifically aluminum, copper, nickel and silver) from the company's metals recycling operations. Interest rate swaps may be entered into to manage interest rate risk associated with the company's fixed and floating-rate borrowings. No such interest rate swaps have been entered into during the three year period ended December 31, 2012. Forward exchange contracts on various foreign currencies may be entered into to manage the foreign currency exchange rate risk as necessary. No significant foreign currency exchange contracts have been entered into during the three year period ended December 31, 2012.

        Commodity futures contracts.    If the company is "long" on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is "short" on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company's commodity futures contract commitments as of December 31, 2012 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	4,050	MT
Aluminum	Short	4,950	MT
Copper	Long	2,948	MT
Copper	Short	19,493	MT
Nickel	Short	120	MT
Silver	Short	343	Lbs

        The following summarizes the location and amounts of the fair values reported on the company's balance sheets and gains or losses related to derivatives included in the company's statements of income as of and for the years ended December 31 (in thousands):

		Fair Value
Balance Sheets, as of December 31		2012	2011
Commodity futures net liability	Accrued expenses	$—	$1,219
Commodity futures net asset	Other current assets	2,170	—

		Gain (Loss)
Statements of Income, Years Ended December 31		2012	2011	2010
Commodity futures and option contracts	Costs of goods sold	$(892)	$12,531	$(5,907)

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

        The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2012
Investment in short-term commercial paper	$31,520	$—	$31,520	$—
Commodity futures—financial assets	4,024	—	4,024	—
Commodity futures—financial liabilities	1,854	—	1,854	—
2011
Investment in short-term commercial paper	$84,830	$—	$84,830	$—
Commodity futures and options—financial assets	3,159	—	3,159	—
Commodity futures—financial liabilities	4,378	—	4,378	—

        The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of short-term commercial paper and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.3 billion and $2.5 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.2 billion and $2.4 billion) at December 31, 2012 and 2011, respectively.

        Certain assets of two small joint ventures were analyzed for impairment in the third quarter of 2012 as discussed in Note 1, resulting in an impairment charge of $8.3 million. The $5.8 million current fair value (and new cost basis) was determined utilizing the market approach (Level 3).

Note 8. Commitments and Contingencies

        The company has entered into certain commitments with suppliers which are of a customary nature. Commitments have been entered into relating to future expected requirements for such commodities as fuel, zinc, iron concentrate, electricity, natural gas, and natural gas transportation services. Certain commitments contain provisions which require that the company "take or pay" for

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

specified quantities at fixed prices; or in the case of iron concentrate, at market prices; without regard to actual usage for periods of up to 42 months for physical commodity requirements and for up to 8 years for commodity transportation requirements.

        The company's commitments for these agreements with "take or pay" or other similar commitment provisions for the years ending December 31, as follows (in thousands):

2013	$106,235
2014	10,364
2015	2,950
2016	1,620
2017	1,561
Thereafter	3,635

$126,365

        The company utilized such "take or pay" requirements during the past three years under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. The company purchases its electricity consumed at its Flat Roll Division pursuant to a contract which extends through December 2014, and designates 160 hours annually as "interruptible service." The contract also establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        At December 31, 2012, the company has outstanding commitments of $74.5 million related to ongoing construction of property, plant, and equipment related primarily to steel operations, and metals recycling and ferrous resources operations. The company's commitments for operating leases are discussed in Note 11.

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

        We are also involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois in September 2008, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products between January 1, 2005, and the present. The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period. In addition, in December 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. That case has been removed to the federal court in Chicago that is hearing the main complaint. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. In January 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits, but this motion was denied in June 2009. Ongoing discovery has been primarily focused on class certification issues, and the parties are currently in the process of briefing relating to Plaintiffs' May 2012 Motion

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

for Class Certification. Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation. However, we have determined, based on the information available at this time, that there is not presently a "reasonable possibility" (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity.

        Although not presently necessary or appropriate to make a dollar estimate of exposure to loss, if any, in connection with the above matter, we may in the future determine that a loss accrual is necessary. Although we may make loss accruals, if and as warranted, any amounts that we may accrue from time to time could vary sigjnificantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. Additionally, an adverse result could have a material effect on our financial condition, results of operations and liquidity.

Note 9. Transactions with Affiliated Companies

        The company sells flat rolled products and occasionally purchases ferrous materials from Heidtman. The president and chief executive officer of Heidtman is a member of the company's board of directors and a stockholder of the company. Transactions with Heidtman for the years ended December 31, are as follows (in thousands):

	2012	2011	2010
Sales	$244,531	$242,300	$202,897
Percentage of consolidated net sales	3%	3%	3%
Accounts receivable	38,093	35,646	31,544
Purchases	11,372	18,998	18,275
Accounts payable	800	882	969

        On September 15, 2009, the company purchased from Heidtman a 32 acre tract of land adjacent to the company's Flat Roll Division in Butler, Indiana, together with a 387,000 square foot building for a purchase price of $9.3 million. Contemporaneously the company purchased from Heidtman equipment located at this site for a purchase price of $18.6 million. Immediately following the acquisition of this property, the company leased the real estate and equipment to Heidtman for a term of five years commencing on September 15, 2009, and terminating on August 31, 2014, at which time Heidtman has the option to repurchase the real estate and equipment for $27.9 million. Heidtman pays the company monthly rental of approximately $289,000 for the real estate and for the equipment. The real estate and equipment have been used, and will continue to be used, by Heidtman in its steel processing operations.

        The company also purchases and sells recycled and scrap metal with other smaller affiliated companies. These transactions are as follows (in thousands):

	2012	2011	2010
Sales	$38,286	$36,486	$37,057
Accounts receivable	4,771	7,247	6,577
Purchases	238,114	239,395	177,166
Accounts payable	14,344	5,702	12,601

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Retirement Plans

        The company sponsors several 401(k) retirement savings and profit sharing plans (Plans) for eligible employees, which are considered "qualified plans" for federal income tax purposes. The company's total expense for the Plans was $22.9 million, $37.2 million, and $22.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. The company's profit sharing component consists of 2% of consolidated pretax earnings plus a unique percentage of each of the company's operating segments' pretax earnings after allocation of certain corporate expenses. The resulting company profit sharing component was $20.5 million, $35.1 million, and $21.1 million for the years ended December 31, 2012, 2011, and 2010, respectively; of which $14.3 million, $17.5 million, and $10.5 million, respectively, was directed by the company's board of directors to be contributed to the Plans, with the remaining amounts each year paid directly to the employees.

Note 11. Leases

        The company has operating leases principally relating to transportation equipment, real estate, and office equipment. Certain leases include escalation clauses and/or purchase options. The company paid $14.8 million, $16.8 million, and $15.4 million for operating leases for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, future minimum payments for all non-cancelable operating leases with an initial or remaining term of one year or more are as follows (in thousands):

2013	$10,585
2014	8,090
2015	6,081
2016	4,600
2017	2,129
Thereafter	12,447

$43,932

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

        The company's segment results for the years ended December 31, are as follows (in thousands):

For the Year Ended December 31, 2012	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations	Consolidated
Net Sales
External	$4,294,437	$2,116,537	$371,084	$69,307		$—	$6,851,365
External Non-U.S.	212,351	226,061	—	457		—	438,869
Other segments	194,320	1,269,198	322	17,698		(1,481,538)	—

	4,701,108	3,611,796	371,406	87,462		(1,481,538)	7,290,234

Operating income (loss)	495,640	(36,508)	2,114	(66,829)	(1)	(3,252) (2)	391,165
Income (loss) before income taxes	425,509	(70,433)	(4,580)	(143,178)		(3,252)	204,066
Depreciation and amortization	104,222	103,993	8,025	9,180		(204)	225,216
Capital expenditures	55,786	159,768	5,735	2,236		—	223,525
As of December 31, 2012
Assets	2,485,235	2,568,233	242,747	714,069	(3)	(194,868) (4)	5,815,416
Liabilities	525,351	484,017	15,983	2,497,750	(5)	(184,341) (6)	3,338,760

Footnotes related to the twelve months ended December 31, 2012 segment results (in millions):

(1)	Corporate SG&A	$(32.3)	(2)	Gross profit decrease from intra-company sales	$(3.3)

	Company-wide equity- based compensation	(8.3)
	Profit sharing	(20.5)
	Other, net	(5.7)

		$(66.8)

(3)	Cash and equivalents	$327.1	(4)	Elimination of intra-company receivables	$(41.4)
	Investments in short-term commercial paper	31.5		Elimination of intra-company debt	(141.1)
	Income taxes receivable	0.9		Other	(12.4)

	Deferred income taxes	23.4			$(194.9)

	Property, plant and equipment, net	75.5
	Debt issuance costs	27.9
	Intra-company debt	141.1
	Other	86.7

		$714.1

(5)	Accounts payable	$32.2	(6)	Elimination of intra-company payables	$(41.7)
	Income taxes payable	17.1		Elimination of intra-company debt	(141.1)
	Accrued interest	35.1		Other	(1.5)

	Accrued profit sharing	20.7			$(184.3)

	Debt	2,152.2
	Deferred income taxes	218.2
	Other	22.3

		$2,497.8

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

		$2,759.9

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

For the Year Ended December 31, 2010	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations	Consolidated
Net Sales
External	$3,726,869	$1,966,518	$177,055	$77,742		$—	$5,948,184
External Non-U.S.	103,061	248,870	—	772		—	352,703
Other segments	169,709	963,644	323	9,841		(1,143,517)	—

	3,999,639	3,179,032	177,378	88,355		(1,143,517)	6,300,887

Operating income (loss)	439,795	19,686	(25,056)	(66,189)	(1)	(3,483) (2)	364,753
Income (loss) before income taxes	363,352	(26,988)	(30,539)	(88,007)		(4,359)	213,459
Depreciation and amortization	112,471	102,027	5,894	4,493		(187)	224,698
Capital expenditures	51,695	55,982	492	28,857		(3,632)	133,394
As of December 31, 2010
Assets	2,551,885	2,464,835	206,810	562,961	(3)	(196,557) (4)	5,589,934
Liabilities	422,764	444,170	18,361	2,746,798	(5)	(173,289) (6)	3,458,804

Footnotes related to the twelve months ended December 31, 2010 segment results (in millions):

(1)	Corporate SG&A	$(31.6)	(2)	Gross profit reduction from intra-company sales	$(3.5)

	Company-wide stock option expense	(12.5)
	Profit sharing	(21.1)
	Other, net	(1.0)

		$(66.2)

(3)	Cash and equivalents	$175.3	(4)	Elimination of intra-company receivables	$(36.0)
	Income taxes receivable	37.3		Elimination of intra-company debt	(134.8)
	Deferred income taxes	20.7		Other	(25.8)

	Property, plant and equipment, net	70.7			$(196.6)

	Debt issuance costs	23.3
	Intra-company debt	134.8
	Other	100.9

		$563.0

(5)	Accounts payable	$32.5	(6)	Elimination of intra-company payables	$(36.0)
	Income taxes payable	5.2		Elimination of intra-company debt	(134.8)
	Accrued interest	33.7		Other	(2.5)

	Accrued profit sharing	21.5			$(173.3)

	Debt	2,341.0
	Deferred income taxes	242.7
	Other	70.2

		$2,746.8

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information

        Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company's senior notes due 2014, 2015, 2019, 2020 and 2022. Following are the company's condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements, and notes thereto.

Condensed Consolidating Balance Sheets (in thousands)

As of December 31, 2012	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$322,707	$41,675	$11,535	$—	$375,917
Investments in short-term commercial paper	31,520	—	—	—	31,520
Accounts receivable, net	277,428	772,868	11,293	(419,226)	642,363
Inventories	564,882	536,331	107,422	(6,128)	1,202,507
Other current assets	51,268	7,253	4,006	(18,609)	43,918

Total current assets	1,247,805	1,358,127	134,256	(443,963)	2,296,225
Property, plant and equiment, net	1,017,587	664,332	551,903	(2,624)	2,231,198
Intangible assets, net	—	416,635	—	—	416,635
Goodwill	—	738,542	—	—	738,542
Other assets, including investments in subs	2,768,360	30,862	9,189	(2,675,595)	132,816

Total assets	$5,033,752	$3,208,498	$695,348	$(3,122,182)	$5,815,416

Accounts payable	$150,191	$219,415	$56,472	$(65,981)	$360,097
Accrued expenses	144,719	98,484	9,877	(33,131)	219,949
Current maturities of long-term debt	14,237	300	52,595	(37,501)	29,631

Total current liabilities	309,147	318,199	118,944	(136,613)	609,677
Long-term debt	2,140,958	—	169,223	(137,575)	2,172,606
Other liabilities	178,182	2,087,957	41,581	(1,751,243)	556,477
Redeemable noncontrolling interest	—	—	98,814	—	98,814
Common stock	637	33,896	18,121	(52,017)	637
Treasury stock	(720,479)	—	—	—	(720,479)
Additional paid-in-capital	1,037,687	117,737	476,677	(594,414)	1,037,687
Retained earnings (deficit)	2,087,620	650,709	(200,389)	(450,320)	2,087,620

Total Steel Dynamics, Inc. equity	2,405,465	802,342	294,409	(1,096,751)	2,405,465
Noncontrolling interests	—	—	(27,623)	—	(27,623)

Total equity	2,405,465	802,342	266,786	(1,096,751)	2,377,842

Total liabilities and equity	$5,033,752	$3,208,498	$695,348	$(3,122,182)	$5,815,416

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the Year Ended, December 31, 2012	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,431,978	$8,322,995	$177,527	$(4,642,266)	$7,290,234
Costs of goods sold	2,977,756	7,906,392	257,604	(4,571,416)	6,570,336

Gross profit (loss)	454,222	416,603	(80,077)	(70,850)	719,898
Selling, general and administrative	102,142	218,515	24,081	(16,005)	328,733

Operating income (loss)	352,080	198,088	(104,158)	(54,845)	391,165
Interest expense, net of capitalized interest	104,058	53,186	6,630	(5,289)	158,585
Other (income) expense, net	28,677	(1,531)	(3,921)	5,289	28,514

Income (loss) before income taxes and equity in net income of subsidiaries	219,345	146,433	(106,867)	(54,845)	204,066
Income taxes	26,611	51,011	247	(16,084)	61,785

	192,734	95,422	(107,114)	(38,761)	142,281
Equity in net loss of subsidiaries	(29,183)	—	—	29,183	—
Net loss attributable to noncontrolling interests	—	—	21,270	—	21,270

Net income (loss) attributable to Steel Dynamics, Inc.	$163,551	$95,422	$(85,844)	$(9,578)	$163,551

For the Year Ended, December 31, 2011	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,701,928	$9,062,305	$190,739	$(4,957,472)	$7,997,500
Costs of goods sold	3,099,941	8,604,620	251,528	(4,890,107)	7,065,982

Gross profit (loss)	601,987	457,685	(60,789)	(67,365)	931,518
Selling, general and administrative	135,509	217,717	9,184	(15,712)	346,698

Operating income (loss)	466,478	239,968	(69,973)	(51,653)	584,820
Interest expense, net of capitalized interest	104,008	71,487	8,784	(7,302)	176,977
Other (income) expense, net	(12,663)	(8,012)	(3,209)	7,408	(16,476)

Income (loss) before income taxes and equity in net income of subsidiaries	375,133	176,493	(75,548)	(51,759)	424,319
Income taxes (benefit)	111,532	66,734	(151)	(19,488)	158,627

	263,601	109,759	(75,397)	(32,271)	265,692
Equity in net income of subsidiaries	14,519	—	—	(14,519)	—
Net loss attributable to noncontrolling interests	—	—	12,428	—	12,428

Net income (loss) attributable to Steel Dynamics, Inc.	$278,120	$109,759	$(62,969)	$(46,790)	$278,120

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2010	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$2,866,541	$7,067,399	$118,141	$(3,751,194)	$6,300,887
Costs of goods sold	2,467,780	6,701,621	164,400	(3,708,580)	5,625,221

Gross profit (loss)	398,761	365,778	(46,259)	(42,614)	675,666
Selling, general and administrative	98,410	215,723	8,724	(11,944)	310,913

Operating income (loss)	300,351	150,055	(54,983)	(30,670)	364,753
Interest expense, net of capitalized interest	99,639	67,659	13,168	(10,237)	170,229
Other (income) expense, net	(14,629)	(15,123)	(296)	11,113	(18,935)

Income (loss) before income taxes and equity in net income of subsidiaries	215,341	97,519	(67,855)	(31,546)	213,459
Income taxes (benefit)	84,718	36,325	(26,477)	(10,706)	83,860

	130,623	61,194	(41,378)	(20,840)	129,599
Equity in net income of subsidiaries	10,086	—	—	(10,086)	—
Net loss attributable to noncontrolling interests	—	—	11,110	—	11,110

Net income (loss) attributable to Steel Dynamics, Inc.	$140,709	$61,194	$(30,268)	$(30,926)	$140,709

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Year Ended, December 31, 2012	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$306,613	$209,579	$(76,363)	$5,865	$445,694
Net cash used in investing activities	(104,242)	(107,274)	(95,314)	115,229	(191,601)
Financing activities
Issuance of long term debt	1,025,257	—	111,085	(86,373)	1,049,969
Repayments of long term debt	(1,213,022)	(29,901)	(115,162)	99,243	(1,258,842)
Other	7,028	(89,428)	156,300	(133,964)	(60,064)

Net cash provided by (used in) financing activities	(180,737)	(119,329)	152,223	(121,094)	(268,937)

Increase (decrease) in cash and equivalents	21,634	(17,024)	(19,454)	—	(14,844)
Cash and equivalents at beginning of period	301,073	58,699	30,989	—	390,761

Cash and equivalents at end of period	$322,707	$41,675	$11,535	$—	$375,917

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2011	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$380,171	$173,574	$(68,110)	$720	$486,355
Net cash used in investing activities	(230,314)	(50,576)	(65,144)	110,197	(235,837)
Financing activities
Issuance of long term debt	—	10,103	101,686	(101,686)	10,103
Repayments of long term debt	(6,505)	(1,075)	(82,241)	82,081	(7,740)
Other	(15,842)	(83,955)	142,476	(91,312)	(48,633)

Net cash provided by (used in) financing activities	(22,347)	(74,927)	161,921	(110,917)	(46,270)

Increase in cash and equivalents	127,510	48,071	28,667	—	204,248
Cash and equivalents at beginning of period	173,563	10,628	2,322	—	186,513

Cash and equivalents at end of period	$301,073	$58,699	$30,989	$—	$390,761

For the Year Ended, December 31, 2010	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$262,155	$17,011	$(109,221)	$(638)	$169,307
Net cash used in investing activities	(38,811)	(51,414)	(59,491)	638	(149,078)
Financing activities
Issuance of long term debt	554,001	—	110,743	(108,191)	556,553
Repayments of long term debt	(361,383)	14,979	(559)	—	(346,963)
Other	(242,829)	23,690	58,634	108,191	(52,314)

Net cash provided by (used in) financing activities	(50,211)	38,669	168,818	—	157,276

Increase in cash and equivalents	173,133	4,266	106	—	177,505
Cash and equivalents at beginning of period	430	6,362	2,216	—	9,008

Cash and equivalents at end of period	$173,563	$10,628	$2,322	$—	$186,513

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012:
Net sales	$1,982,040	$1,909,803	$1,693,390	$1,705,001
Gross profit	201,264	182,136	156,401	180,097
Operating income	119,816	103,699	72,721	94,929
Net income	41,777	39,305	6,105	55,094
Net income attributable to Steel Dynamics, Inc.	45,675	44,472	12,833	60,571
Earnings per share:
Basic	.21	.20	.06	.28
Diluted	.20	.20	.06	.27
2011:
Net sales	$2,015,969	$2,079,731	$2,043,455	$1,858,345
Gross profit	295,754	276,386	199,243	160,135
Operating income	205,326	188,219	108,785	82,490
Net income	104,230	95,826	39,857	25,779
Net income attributable to Steel Dynamics, Inc.	105,903	98,710	43,304	30,203
Earnings per share:
Basic	.49	.45	.20	.14
Diluted	.46	.43	.19	.14

        The first and third quarter of 2012 reflect other non-operating expenses of $13.9 million and $26.4 million, respectively, associated with the cost of long-term debt refinancing activity, as discussed in Note 2—Long-Term Debt.

        Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

  As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, the end of the period covered by this annual report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  Management's report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

(b)   Changes in Internal Control Over Financial Reporting.

  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Our Management's Report on Internal Control Over Financial Reporting, as of December 31, 2012, can be found on page 61 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Ernst & Young LLP, can be found on page 62 of this Form 10-K, each of which is incorporated by reference into this Item 9A.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

        The information required to be furnished pursuant to Item 10 with respect to directors, executive officers, code of ethics, and audit committee and audit committee financial experts is incorporated herein by reference from the section entitled "Governance of the Company" and "Election of Directors" in our Proxy Statement for the 2013 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in our Proxy Statement for the 2013 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled "Information on Directors and Executive Officers" in our Proxy Statement for the 2013 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

        Our stockholders approved the Steel Dynamics, Inc. 2006 Equity Incentive Plan at our annual meeting of stockholders held May 18, 2006, and at our annual meeting of stockholders held May 17, 2012, stockholders approved the Amended and Restated Steel Dynamics, Inc. 2006 Equity Incentive Plan (2006 Plan). Our stockholders approved the Steel Dynamics, Inc. 2008 Equity Incentive Compensation Plan (2008 Plan) at our annual meeting of stockholders held May 22, 2008. The following table summarizes information about our equity compensation plans at December 31, 2012:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Plan	8,440,154	$14.56	14,462,193
2008 Plan	170,319	—	1,904,135
Equity compensation plans not approved by security holders	—	—	—

(1)
The weighted average exercise price for the 2006 Plan does not take into account 97,138 DSU's and 1,269,307 RSU's issuable upon expiration of the deferral period or vesting, which have no exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2013 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2013 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

1.
Financial Statements:

    See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 8 and described in the Index on page 60 of this Report.

  2.
  Financial Statement Schedules: All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)
Exhibits:

Articles of Incorporation

3.1a	Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1a to our Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.

3.1b	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective November 2, 2006, increasing the authorized shares to 200 million, incorporated herein by reference from Exhibit 3.1b to our report on Form 10-Q filed May 7, 2008.

3.1c	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective March 27, 2008, increasing the authorized common shares to 400 million, incorporated herein by reference from Exhibit 3.1c to our report on Form 10-Q, filed May 7, 2008.

3.1d	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective June 2, 2009, increasing the authorized common shares to 900 million, incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed June 2, 2009.

3.2a	Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed July 6, 2006.

3.2b	Amendment adding Section 3.15 to Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 99.1 to our Form 8-K filed August 6, 2009.

Instruments Defining the Rights of Security Holders, Including Indentures

4.6	Indenture relating to our issuance of $500 million of 6 3/4% Senior Notes due 2015, between Steel Dynamics, Inc. as issuers, the Initial Subsidiary Guarantors, and the Bank of New York Trust Company, N.A., as trustee, dated as of April 3, 2007, incorporated herein by reference from Exhibit 4.7 to our Form 8-K filed April 3, 2007.

4.7	Indenture relating to our issuance of $287.5 million of 5.125% Convertible Senior Notes due 2014 dated as of June 9, 2009 among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.1 to our Form 8-K filed June 9, 2009.

4.10	Indenture relating to our issuance of $375 million of 7 3/4% Senior Notes due 2016, dated as of April 3, 2008, between Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.7 to our Form 8-K filed April 8, 2008.

4.14	Indenture relating to our issuance of $350 million of 7 5/8% Senior Notes due 2020, dated as of March 17, 2010, between Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.14 to our Form 8-K filed March 18, 2010.

4.15	Registration Rights Agreement among Steel Dynamics, Inc., the subsidiaries of the Company listed therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co. as representatives of the several initial purchasers as set forth therein, dated August 16, 2012, relating to our issuance of $400 million of 6 1/8% Senior Notes due 2019, and $350 million of 6 3/8% Senior Notes due 2022 incorporated herein by reference from Exhibit 4.15 to our Form 8-K filed August 20, 2012.

4.17	Indenture relating to our issuance of $400 million of 6 1/8% Senior Notes due 2019, and $350 million of 6 3/8% Senior Notes due 2022 among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, dated as of August 16, 2012, incorporated herein by reference from Exhibit 4.17 to our Form 8-K filed August 20, 2012.

Material Contracts

10.3	Amended and Restated Credit Agreement among Steel Dynamics, Inc. and various lenders, dated as of June 19, 2007, incorporated herein by reference from Exhibit 10.3 to our 8-K filed June 21, 2007.

10.3a	Amendment No. 2 to our Amended and Restated Credit Agreement, dated September 11, 2007, incorporated herein by reference from Exhibit 10.3a to our 8-K filed September 14, 2007.

10.03b	Amendment No. 3 to our Amended and Restated Credit Agreement and Amendment No. 1 to the Amended and Restated Security Agreement dated March 31, 2008, relating to the Credit Agreement described in Exhibit 10.03, filed June 21, 2007, incorporated herein by reference from our Exhibit 10.03b to our Form 8-K filed April 2, 2008.

10.3c	Amendment No. 4 to our Amended and Restated Credit Agreement, dated June 12, 2009, incorporated herein by reference from Exhibit 10.3c to our 8-K filed June 21, 2009.

10.3d	Amendment No. 5 to our Amended and Restated Credit Agreement, dated April 26, 2010, incorporated herein by reference from Exhibit 10.3d to our 8-K filed April 27, 2010.

10.3e	Amendment No. 6 to our Amended and Restated Credit Agreement, dated January 21, 2011, incorporated herein by reference from Exhibit 10.3e to our 2010 Form 10-K filed February 23, 2011.

10.6	Agreement and Plan of Merger among The Techs Holdings, Inc. and Steel Dynamics, Inc., dated as of June 6, 2007, incorporated herein by reference from Exhibit 10.6 to our 8-K filed July 6, 2007.

10.7		Shareholders Agreement, dated as of October 26, 2007, by and among Steel Dynamics, Inc. and the Shareholders of OmniSource Corporation, incorporated herein by reference from Exhibit 10.7 to our 8-K/A filed November 6, 2007.

10.8		Real Estate Purchase Agreement and Master Lease Agreement entered into with HS Processing and Heidtman Steel Products, Inc., described in Item 8.01 and incorporated herein by reference to our 8-K filed September 21, 2009.

10.12		Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. re Taxable Economic Development Revenue bonds, Trust Indenture between Indiana Development Finance Authority and NBD Bank, N.A., as Trustee re Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc., incorporated herein by reference from Exhibit 10.12 to Registrant's Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.

10.20	†	Steel Products, Inc., Change in Control Benefit Plan, incorporated herein by reference to our 8-K filed December 4, 2012.

10.25	†	2004 Employee Stock Purchase Plan, approved by stockholders on May 20, 2004, incorporated herein by reference from our Exhibit 10.25 to our 2004 Annual Report on Form 10-K, filed March 4, 2005.

10.41	†	2006 Equity Incentive Plan, approved by stockholders on May 18, 2006, incorporated herein by reference from our Form 10-K filed February 26, 2007.

10.41a	†	Steel Dynamics, Inc. 2006 Equity Incentive Plan, as amended, incorporated herein by reference from Exhibit 10.41a to our 8-K filed June 2, 2011.

10.41b	†	Amended and Restated Steel Dynamics, Inc. 2006 Equity Incentive Plan, as approved by shareholders on May 17, 2012, incorporated herein by reference from our Exhibit 10.41c to our 8-K filed August 21, 2012.

10.41c	†	Steel Dynamics, Inc. Long-Term Incentive Compensation Program, adopted August 15, 2012, incorporated herein by reference from our Exhibit 10.41c to our 8-K filed August 21, 2012.

10.42	†	2008 Executive Incentive Compensation Plan, approved by stockholders on May 22, 2008, incorporated herein by reference to our May 22, 2008 Notice of Annual Meeting of Stockholders filed April 3, 2008.

10.43		Amended and Restated Credit Agreement dated September 29, 2011, incorporated herein by reference from Exhibit 10.43 to our Form 8-K filed October 4, 2011.

10.44		Amendment No 1. To Amended and Restated Credit Agreement dated January 11, 2012, incorporated herein by reference from Exhibit 10.44 to our Form 8-K filed January 13, 2012.

10.50	†	Retirement Agreement between Keith E. Busse, dated October 14, 2011, incorporated herein by reference from Exhibit 10.50 to our Form 8-K filed October 20, 2011.

10.51	†	Consulting Agreement between Keith E. Busse, dated October 14, 2011, incorporated herein by reference from Exhibit 10.51 to our Form 8-K filed October 20, 2011.

10.52	†	Director Agreement between the Company and Keith E. Busse, dated October 14, 2011, incorporated herein by reference from Exhibit 10.52 to our Form 8-K filed October 20, 2011.

Other

12.1	*	Computation of Ratio of Earnings to Fixed Charges

21.1	*	List of our Subsidiaries

23.1	*	Consent of Ernst & Young LLP.

24.1		Powers of attorney (see signature page on page 107 of this Report).

95	*	Mine Safety Disclosures

Executive Officer Certifications

31.1	*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Document

101.PRE	*	XBRL Taxonomy Presentation Document

*
Filed concurrently herewith

†
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2013

STEEL DYNAMICS, INC.
By:	/s/ MARK D. MILLETT Mark D. Millett Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Mark D. Millett and Theresa E. Wagler, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2012 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2012 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK D. MILLETT Mark D. Millett	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013
/s/ THERESA E. WAGLER Theresa E. Wagler	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2013
/s/ RICHARD P. TEETS, JR. Richard P. Teets, Jr.	Executive Vice President and Director	February 27, 2013
/s/ JOHN C. BATES John C. Bates	Director	February 27, 2013

Signatures	Title	Date

/s/ KEITH E. BUSSE Keith E. Busse	Director	February 27, 2013
/s/ DR. FRANK BYRNE Dr. Frank Byrne	Director	February 27, 2013
/s/ TRACI M. DOLAN Traci M. Dolan	Director	February 27, 2013
/s/ PAUL E. EDGERLEY Paul E. Edgerley	Director	February 27, 2013
/s/ DR. JÜRGEN KOLB Dr. Jürgen Kolb	Director	February 27, 2013
/s/ JAMES C. MARCUCCILLI James C. Marcuccilli	Director	February 27, 2013
/s/ GABRIEL L. SHAHEEN Gabriel L. Shaheen	Director	February 27, 2013
/s/ JAMES A. TRETHEWEY James A. Trethewey	Director	February 27, 2013