Form 10-Q
period 2013-03-31
STEEL DYNAMICS INC
filed 2013-05-09
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, Registrant had 220,400,174, outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and equivalents	$477,861	$375,917
Investments in short-term commercial paper	—	31,520
Accounts receivable, net	703,896	599,499
Accounts receivable-related parties	49,405	42,864
Inventories	1,170,159	1,202,507
Deferred income taxes	23,564	23,449
Other current assets	24,056	20,469
Total current assets	2,448,941	2,296,225

Property, plant and equipment, net	2,232,413	2,231,198

Restricted cash	23,400	27,749
Intangible assets, net	408,832	416,635
Goodwill	736,912	738,542
Other assets	106,076	105,067
Total assets	$5,956,574	$5,815,416

Liabilities and Equity
Current liabilities
Accounts payable	$401,407	$344,953
Accounts payable-related parties	9,225	15,144
Income taxes payable	13,438	16,941
Accrued payroll and benefits	59,488	85,802
Accrued interest	19,290	35,306
Accrued expenses	80,257	81,900
Current maturities of long-term debt	231,582	29,631
Total current liabilities	814,687	609,677

Long-term debt
Term note	240,625	247,500
Senior notes	1,500,000	1,600,000
Convertible senior notes	287,496	287,496
Other long-term debt	41,093	37,610
Total long-term debt	2,069,214	2,172,606

Deferred income taxes	546,722	537,304
Other liabilities	19,947	19,173
Commitments and contingencies
Redeemable noncontrolling interest	99,414	98,814

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 256,333,083 and 255,592,901 shares issued; and 220,333,057 and 219,522,655 shares outstanding, as of March 31, 2013 and December 31, 2012, respectively	639	637
Treasury stock, at cost; 36,000,026 and 36,070,246 shares, as of March 31, 2013 and December 31, 2012, respectively	(719,076)	(720,479)
Additional paid-in capital	1,045,973	1,037,687
Retained earnings	2,111,597	2,087,620
Total Steel Dynamics, Inc. equity	2,439,133	2,405,465
Noncontrolling interests	(32,543)	(27,623)
Total equity	2,406,590	2,377,842
Total liabilities and equity	$5,956,574	$5,815,416

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Net sales
Unrelated parties	$1,728,401	$1,905,075
Related parties	67,295	76,965
Total net sales	1,795,696	1,982,040

Costs of goods sold	1,619,432	1,780,776
Gross profit	176,264	201,264

Selling, general and administrative expenses	65,262	64,384
Profit sharing	6,643	8,072
Amortization of intangible assets	8,127	8,992
Total selling, general and administrative expenses	80,032	81,448

Operating income	96,232	119,816

Interest expense, net of capitalized interest	34,629	41,112
Other expense (income), net	(1,046)	10,248
Income before income taxes	62,649	68,456

Income taxes	21,397	26,679

Net income	41,252	41,777

Net loss attributable to noncontrolling interests	6,963	3,898

Net income attributable to Steel Dynamics, Inc.	$48,215	$45,675

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$.22	$.21

Weighted average common shares outstanding	219,995	218,996

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.21	$.20

Weighted average common shares and share equivalents outstanding	238,087	236,526

Dividends declared per share	$.11	$.10

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012

Operating activities:
Net income	$41,252	$41,777

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,061	55,572
Equity-based compensation	4,753	6,123
Deferred income taxes	10,935	9,197
Gain on disposal of property, plant and equipment	(1,383)	(739)
Changes in certain assets and liabilities:
Accounts receivable	(110,938)	(60,820)
Inventories	32,348	(55,090)
Other assets	3,358	2,963
Accounts payable	38,988	34,902
Income taxes receivable/payable	(3,022)	17,392
Accrued expenses and liabilities	(43,642)	(29,856)
Net cash provided by operating activities	29,710	21,421

Investing activities:
Purchases of property, plant and equipment	(45,346)	(45,555)
Other investing activities	33,934	(1,864)
Net cash used in investing activities	(11,412)	(47,419)

Financing activities:
Issuance of current and long-term debt	409,261	289,969
Repayment of current and long-term debt	(305,691)	(283,448)
Debt issuance costs	(5,997)	(2,191)
Proceeds from exercise of stock options, including related tax effect	7,614	1,097
Contributions from noncontrolling investors, net	411	9,506
Dividends paid	(21,952)	(21,887)
Net cash provided by (used in) financing activities	83,646	(6,954)

Increase (decrease) in cash and equivalents	101,944	(32,952)
Cash and equivalents at beginning of period	375,917	390,761

Cash and equivalents at end of period	$477,861	$357,809

Supplemental disclosure information:
Cash paid for interest	$49,732	$18,753
Cash paid (received) for federal and state income taxes, net	$11,165	$(955)

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 59% and 60% of the company’s external net sales during the three-month periods ended March 31, 2013 and 2012, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations include OmniSource Corporation (OmniSource), the company’s metals recycling, steel scrap procurement, and processing locations, and our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility; and our Minnesota iron operations, an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. Metals recycling and ferrous resources operations accounted for approximately 35% of the company’s external net sales during each of the three-month periods ended March 31, 2013 and 2012, respectively.

Steel Fabrication Operations.  Steel fabrication operations include the company’s New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 5% and 4% of the company’s external net sales during the three-month periods ended March 31, 2013 and 2012, respectively.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Goodwill.  The company’s goodwill is allocated to the following reporting units at March 31, 2013, and December 31, 2012, (in thousands):

	March 31, 2013	December 31, 2012
OmniSource — Metals Recycling/Ferrous Resources Segment	$563,163	$564,793
The Techs — Steel Segment	142,783	142,783
Roanoke Bar Division — Steel Segment	29,041	29,041
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$736,912	$738,542

OmniSource goodwill decreased $1.6 million from December 31, 2012 to March 31, 2013, in recognition of the 2013 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted and deferred stock units, restricted shares, and dilutive shares related to the company’s 5.125% convertible senior notes. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 3.0 million and 3.9 million shares were anti-dilutive at March 31, 2013 and 2012, respectively.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended March 31,
	2013			2012
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$48,215	219,995	$0.22	$45,675	218,996	$0.21
Dilutive common share equivalents	—	1,460		—	1,148
5.125% convertible senior notes, net of tax	2,358	16,632		2,358	16,382
Diluted earnings per share	$50,573	238,087	$0.21	$48,033	236,526	$0.20

Note 3.  Inventories

Inventories are stated at lower of cost or market. Cost is determined using a weighted average method for scrap, and a first-in, first-out basis for all other inventory. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$526,280	$594,388
Supplies	277,400	278,494
Work in progress	113,542	82,934
Finished goods	252,937	246,691
Total inventories	$1,170,159	$1,202,507

Note 4.  Debt

On March 25, 2013, the company issued $400.0 million of 5 1/4% Senior Notes due 2023 (2023 Notes). Interest on the 2023 Notes is due semiannually on April 15 and October 15, with the first payment due on October 15, 2013. The 2023 Notes are redeemable at any time after April 15, 2018. The redemption price (expressed as a percentage of principal amount) is 102.625% during the period April 15, 2018 to April 14, 2019; 101.750% during the period April 15, 2019 to April 14, 2020; 100.875% during the period April 15, 2020 to April 14, 2021; and 100% on and after April 15, 2021, plus accrued interest to the redemption date. In addition, at any time before April 15, 2016, the company may redeem up to 35% of the principal amount of the 2023 Notes with the net cash proceeds from one or more sales of the company’s common stock at a redemption price (expressed as a percentage of principal amount) of 105.250%, plus accrued interest to the redemption date. The 2023 Notes are unsecured and rank pari passu with all existing and future senior unsubordinated unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

A portion of the proceeds from the issuance of the 2023 Notes was used to fund the March 25, 2013 purchase of $301.7 million (plus accrued interest) of the company’s 6 3/4% Senior Notes due 2015 (2015 Notes) pursuant to a tender offer. As a result of the tender offer to purchase the 2015 Notes, the company recorded expenses of $2.0 million related to tender premiums, unamortized debt issuance costs write-off, and tender expenses, which is reflected in other expenses in the consolidated statement of income for the three months ended March 31, 2013.  On April 9, 2013, the company used the remaining proceeds from the issuance of the 2023 Notes, along with available cash, to repay the remaining outstanding 2015 Notes due at a price of 100% of the principal amount of $198.3 million (plus accrued interest).

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
	Common	Additional Paid-In	Retained	Treasury	Noncontrolling	Total	Redeemable Noncontrolling
	Stock	Capital	Earnings	Stock	Interests	Equity	Interests
Balances at January 1, 2013	$637	$1,037,687	$2,087,620	$(720,479)	$(27,623)	$2,377,842	$98,814
Proceeds from the exercise of stock options, including related tax effect	2	7,612	—	—	—	7,614	—
Dividends declared	—	—	(24,238)	—	—	(24,238)	—
Equity-based compensation and issuance of restricted stock	—	2,906	—	1,403	—	4,309	—
Acquisition of noncontrolling interest	—	(2,232)	—	—	2,232	—	—
Contributions from noncontrolling investors	—	—	—	—	112	112	600
Distributions to noncontrolling investors	—	—	—	—	(301)	(301)	—
Net income (loss)	—	—	48,215	—	(6,963)	41,252	—
Balances at March 31, 2013	$639	$1,045,973	$2,111,597	$(719,076)	$(32,543)	$2,406,590	$99,414

Note 6.  Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. The company utilizes derivative instruments to mitigate interest rate risk, foreign currency exchange rate risk, and commodity margin risk. Interest rate swaps may be entered into to manage interest rate risk associated with the company’s fixed and floating-rate borrowings. Forward exchange contracts on various foreign currencies may be entered into to manage foreign currency exchange rate risk as necessary. No interest rate swaps or significant forward exchange contracts on foreign currency existed for the periods presented. The company routinely enters into forward exchange traded futures and option contracts to manage the price risk associated with nonferrous metals inventory as well as purchases and sales of nonferrous metals (specifically aluminum, copper, nickel and silver).  The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements.  The company began to designate certain of its nonferrous metals, forward exchange futures contracts as fair value hedges of inventory and firm sales commitments in January 2013.

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of March 31, 2013 (MT represents metric tons and Lbs represents pounds):

Commodity Futures	Long/Short	Total
Aluminum	Long	2,950	MT
Aluminum	Short	3,050	MT
Copper	Long	2,813	MT
Copper	Short	11,884	MT
Nickel	Short	78	MT
Silver	Short	686	Lbs

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments (Continued)

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of March 31, 2013, and December 31, 2012, and for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivative instruments designated as fair value hedges -
Commodity futures	Other current assets	$3,417		$(521)

Derivative instruments not designated as hedges -
Commodity futures	Other current assets	$2,296	$4,024	$(327)	$(1,854)

Total derivative instruments		$5,713	$4,024	$(848)	$(1,854)

	Location of gain	Amount of gain (loss) recognized in income on derivatives for the three months ended		Hedged items	Location of gain (loss)	Amount of gain (loss) recognized in income on related hedged items for the three months ended
	(loss) recognized in income on derivatives	March 31, 2013	March 31, 2012	in fair value hedge relationships	recognized in income on related hedged item	March 31, 2013	March 31, 2012
Derivatives in fair value hedging relationships -
Commodity futures	Cost of goods sold	$5,684		Firm commitments	Cost of goods sold	$1,316
				Inventory	Cost of goods sold	(6,779)
						$(5,463)

Derivatives not designated as hedging instruments -
Commodity futures	Cost of goods sold	$2,401	$(3,618)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in a gain of $221,000, and a gain excluded from hedge effectiveness testing of $2.3 million, that reduced cost of goods sold during the three month period ended March 31, 2013.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Fair Value Measurements (Continued)

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of  March 31, 2013, and December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Commodity futures — financial assets	$5,713	—	$5,713	$—
Commodity futures — financial liabilities	848	—	848	—

December 31, 2012
Investments in short-term commercial paper	$31,520	$—	$31,520	$—
Commodity futures — financial assets	4,024	—	4,024	—
Commodity futures — financial liabilities	1,854	—	1,854	—

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of short-term commercial paper and commodity futures and options contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.4 billion and $2.3 billion (with a corresponding carrying amount in the consolidated balance sheets of $2.3 billion and $2.2 billion) at March 31, 2013 and December 31, 2012, respectively.

Note 8.  Commitments and Contingencies

The company is involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

The company is involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois in September 2008, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products between January 1, 2005, and the present.  The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  In addition, in December 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. That case has been removed to the federal court in Chicago that is hearing the main complaint. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  In January 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits, but this motion was denied in June 2009.  Following a period of preliminary discovery relating to class certification matters, Plaintiffs filed their Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs’ Motion for Class Certification, together with joint motions to exclude the expert opinions of both of Plaintiffs’ two retained experts. Additional briefing is anticipated on all issues related to the pending motions.  Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation. However, we have determined, based on the information available at this time, that there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity.

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

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment and intra-company sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2012, for more information related to the company’s segment reporting. The company’s segment results for the three-month periods ended March 31, 2013 and 2012 are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
March 31, 2013	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,011,195	$557,611	$93,797	$19,371				$1,681,974
External Non-U.S.	50,117	63,517	—	88				113,722
Other segments	61,048	276,364	578	5,395		(343,385)		—
	1,122,360	897,492	94,375	24,854		(343,385)		1,795,696
Operating income (loss)	119,301	(9,824)	1,530	(16,439	)(1)	1,664	(2)	96,232
Income (loss) before income taxes	105,007	(17,854)	(76)	(26,092)		1,664		62,649
Depreciation and amortization	26,387	27,136	2,057	1,532		(51)		57,061
Capital expenditures	24,726	19,069	881	670		—		45,346

As of March 31, 2013
Assets	2,566,642	2,529,951	254,176	822,064	(3)	(216,259	)(4)	5,956,574
Liabilities	557,404	526,457	15,646	2,556,590	(5)	(205,527	)(6)	3,450,570

Footnotes related to the three months ended March 31, 2013 segment results (in millions):

(1) Corporate SG&A	$(8.0)	(2) Gross profit increase from intra-company sales	$1.7
Company-wide equity-based compensation	(3.2)
Profit sharing	(5.9)
Other, net	0.7
Total	$(16.4)

(3) Cash and equivalents	$445.8	(4) Elimination of intra-company receivables	$(49.4)
Deferred income taxes	23.5	Elimination of intra-company debt	(156.0)
Property, plant and equipment, net	74.8	Other	(10.9)
Debt issuance costs, net	31.3	Total	$(216.3)
Intra-company debt	156.0
Other	90.7
Total	$822.1

(5) Accounts payable	$38.8	(6) Elimination of intra-company payables	$(49.7)
Income taxes payable	13.4	Elimination of intra-company debt	(156.0)
Accrued interest	19.1	Other	0.2
Debt	2,247.1	Total	$(205.5)
Deferred income taxes	213.8
Other	24.4
Total	$2,556.6

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (Continued)

For the three months ended March 31, 2012	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations		Consolidated
Net Sales
External	$1,135,912	$634,134	$74,892	$20,732		$—		$1,865,670
External Non-U.S.	50,808	65,466	—	96		—		116,370
Other segments	47,759	411,520	4	3,262		(462,545)		—
	1,234,479	1,111,120	74,896	24,090		(462,545)		1,982,040
Operating income (loss)	137,308	4,163	(2,668)	(16,862	)(1)	(2,125	)(2)	119,816
Income (loss) before income taxes	119,078	(4,273)	(4,184)	(40,040)		(2,125)		68,456
Depreciation and amortization	26,084	26,074	1,848	1,617		(51)		55,572
Capital expenditures	5,948	37,906	1,168	533		—		45,555
As of March 31, 2012
Assets	2,677,623	2,610,476	231,284	712,673	(3)	(188,429	)(4)	6,043,627
Liabilities	494,177	574,598	14,542	2,732,432	(5)	(178,607	)(6)	3,637,142

Footnotes related to the three months ended March 31, 2012 segment results (in millions):

(1) Corporate SG&A	$(7.6)	(2) Gross profit reduction from intra-company sales	$(2.1)
Company-wide equity-based compensation\	(3.7)
Profit sharing	(6.5)
Other, net	0.9
	$(16.9)
(3) Cash and equivalents	$278.2	(4) Elimination of intra-company receivables	$(27.9)
Investments in short-term commercial paper	65.0	Elimination of intra-company debt	(149.6)
Deferred income taxes	26.1	Other	(10.9)
Property, plant and equipment, net	84.6		$(188.4)
Debt issuance costs, net	24.0
Intra-company debt	149.6
Other	85.2
	$712.7
(5) Accounts payable	$29.2	(6) Elimination of intra-company payables	$(27.9)
Income taxes payable	14.6	Elimination of intra-company debt	(149.6)
Accrued interest	54.5	Other	(1.1)
Debt	2,333.6		$(178.6)
Deferred income taxes	213.1
Other	87.4
	$2,732.4

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior notes due 2014, 2015, 2019, 2020, 2022 and 2023. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of March 31, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$441,989	$22,546	$13,326	$—	$477,861
Investments in short-term commercial paper	—	—	—	—	—
Accounts receivable, net	290,332	874,233	25,813	(437,077)	753,301
Inventories	604,370	482,512	88,668	(5,391)	1,170,159
Other current assets	51,597	8,443	6,298	(18,718)	47,620
Total current assets	1,388,288	1,387,734	134,105	(461,186)	2,448,941
Property, plant and equiment, net	1,018,938	657,918	558,130	(2,573)	2,232,413
Intangible assets, net	—	408,832	—	—	408,832
Goodwill	—	736,912	—	—	736,912
Other assets, including investments in subs	2,745,488	25,784	8,724	(2,650,520)	129,476
Total assets	$5,152,714	$3,217,180	$700,959	$(3,114,279)	$5,956,574

Accounts payable	$186,419	$232,442	$63,767	$(71,996)	$410,632
Accrued expenses	104,882	91,586	10,179	(34,174)	172,473
Current maturities of long-term debt	215,991	300	41,517	(26,226)	231,582
Total current liabilities	507,292	324,328	115,463	(132,396)	814,687
Long-term debt	2,033,955	—	198,695	(163,436)	2,069,214
Other liabilities	172,334	2,067,830	49,376	(1,722,871)	566,669

Redeemable noncontrolling interest	—	—	99,414	—	99,414

Common stock	639	33,896	18,121	(52,017)	639
Treasury stock	(719,076)	—	—	—	(719,076)
Additional paid-in-capital	1,045,973	117,737	479,648	(597,385)	1,045,973
Retained earnings (deficit)	2,111,597	673,389	(227,215)	(446,174)	2,111,597
Total Steel Dynamics, Inc. equity	2,439,133	825,022	270,554	(1,095,576)	2,439,133
Noncontrolling interests	—	—	(32,543)	—	(32,543)
Total equity	2,439,133	825,022	238,011	(1,095,576)	2,406,590
Total liabilities and equity	$5,152,714	$3,217,180	$700,959	$(3,114,279)	$5,956,574

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$322,707	$41,675	$11,535	$—	$375,917
Investments in short-term commercial paper	31,520	—	—	—	31,520
Accounts receivable, net	277,428	772,868	11,293	(419,226)	642,363
Inventories	564,882	536,331	107,422	(6,128)	1,202,507
Other current assets	51,268	7,253	4,006	(18,609)	43,918
Total current assets	1,247,805	1,358,127	134,256	(443,963)	2,296,225
Property, plant and equiment, net	1,017,587	664,332	551,903	(2,624)	2,231,198
Intangible assets, net	—	416,635	—	—	416,635
Goodwill	—	738,542	—	—	738,542
Other assets, including investments in subs	2,768,360	30,862	9,189	(2,675,595)	132,816
Total assets	$5,033,752	$3,208,498	$695,348	$(3,122,182)	$5,815,416

Accounts payable	$150,191	$219,415	$56,472	$(65,981)	$360,097
Accrued expenses	144,719	98,484	9,877	(33,131)	219,949
Current maturities of long-term debt	14,237	300	52,595	(37,501)	29,631
Total current liabilities	309,147	318,199	118,944	(136,613)	609,677
Long-term debt	2,140,958	—	169,223	(137,575)	2,172,606
Other liabilities	178,182	2,087,957	41,581	(1,751,243)	556,477

Redeemable noncontrolling interest	—	—	98,814	—	98,814

Common stock	637	33,896	18,121	(52,017)	637
Treasury stock	(720,479)	—	—	—	(720,479)
Additional paid-in-capital	1,037,687	117,737	476,677	(594,414)	1,037,687
Retained earnings (deficit)	2,087,620	650,709	(200,389)	(450,320)	2,087,620
Total Steel Dynamics, Inc. equity	2,405,465	802,342	294,409	(1,096,751)	2,405,465
Noncontrolling interests	—	—	(27,623)	—	(27,623)
Total equity	2,405,465	802,342	266,786	(1,096,751)	2,377,842
Total liabilities and equity	$5,033,752	$3,208,498	$695,348	$(3,122,182)	$5,815,416

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the Three Months Ended,			Combined	Consolidating	Total
March 31, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$827,201	$2,015,487	$66,370	$(1,113,362)	$1,795,696
Costs of goods sold	706,387	1,914,058	95,941	(1,096,954)	1,619,432
Gross profit (loss)	120,814	101,429	(29,571)	(16,408)	176,264
Selling, general and administrative	28,686	53,992	2,138	(4,784)	80,032
Operating income (loss)	92,128	47,437	(31,709)	(11,624)	96,232
Interest expense, net of capitalized interest	22,046	12,039	1,701	(1,157)	34,629
Other (income) expense, net	(820)	(200)	(1,183)	1,157	(1,046)
Income (loss) before income taxes and equity in net income of subsidiaries	70,902	35,598	(32,227)	(11,624)	62,649
Income taxes	11,394	12,919	699	(3,615)	21,397
	59,508	22,679	(32,926)	(8,009)	41,252
Equity in net loss of subsidiaries	(11,293)	—	—	11,293	—
Net loss attributable to noncontrolling interests	—	—	6,963	—	6,963
Net income (loss) attributable to Steel Dynamics, Inc.	$48,215	$22,679	$(25,963)	$3,284	$48,215

For the Three Months Ended, March 31, 2012	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$913,193	$2,308,156	$46,835	$(1,286,144)	$1,982,040
Costs of goods sold	785,567	2,198,898	63,894	(1,267,583)	1,780,776
Gross profit (loss)	127,626	109,258	(17,059)	(18,561)	201,264
Selling, general and administrative	27,566	54,555	2,459	(3,132)	81,448
Operating income (loss)	100,060	54,703	(19,518)	(15,429)	119,816
Interest expense, net of capitalized interest	27,217	13,606	1,710	(1,421)	41,112
Other (income) expense, net	10,769	(1,064)	(877)	1,420	10,248
Income (loss) before income taxes and equity in net income of subsidiaries	62,074	42,161	(20,351)	(15,428)	68,456
Income taxes (benefit)	15,870	16,134	353	(5,678)	26,679
	46,204	26,027	(20,704)	(9,750)	41,777
Equity in net loss of subsidiaries	(4,427)	—	—	4,427	—
Net loss attributable to noncontrolling interests	—	—	3,898	—	3,898
Net income (loss) attributable to Steel Dynamics, Inc.	$41,777	$26,027	$(16,806)	$(5,323)	$45,675

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Three Months Ended,			Combined	Consolidating	Total
March 31, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$29,373	$14,903	$(17,530)	$2,964	$29,710
Net cash used in investing activities	(8,837)	(11,985)	(6,805)	16,215	(11,412)
Financing activities
Issuance of long term debt	400,425	—	23,980	(15,144)	409,261
Repayments of long term debt	(304,471)	(1,203)	(9,836)	9,819	(305,691)
Other	2,792	(20,844)	11,982	(13,854)	(19,924)
Net cash provided by (used in) financing activities	98,746	(22,047)	26,126	(19,179)	83,646
Increase (decrease) in cash and equivalents	119,282	(19,129)	1,791	—	101,944
Cash and equivalents at beginning of period	322,707	41,675	11,535	—	375,917
Cash and equivalents at end of period	$441,989	$22,546	$13,326	$—	$477,861

For the Three Months Ended,			Combined	Consolidating	Total
March 31, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(31,015)	$58,900	$(7,596)	$1,132	$21,421
Net cash used in investing activities	(3,436)	(40,889)	(21,708)	18,614	(47,419)
Net cash provided by (used in) financing activities	7,330	(8,721)	14,183	(19,746)	(6,954)
Increase (decrease) in cash and equivalents	(27,121)	9,290	(15,121)	—	(32,952)
Cash and equivalents at beginning of period	301,073	58,699	30,989	—	390,761
Cash and equivalents at end of period	$273,952	$67,989	$15,868	$—	$357,809

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to in the steel and recycled metals markets, our revenues, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of a recurrent slowing in industrial demand; (2) changes in economic conditions, either generally or in any of the steel or scrap-consuming sectors which affect demand for our products, including the strength of the non-residential and residential construction, automotive, appliance, and other steel-consuming industries; (3) fluctuations in the cost of key raw materials (including steel scrap, iron units, and energy costs) and our ability to pass-on any cost increases; (4) the impact of domestic and foreign import price competition; (5) risks and uncertainties involving product and/or technology development; and (6) occurrences of unexpected plant outages or equipment failures.

More specifically, we refer you to the sections titled Special Note Regarding Forward-Looking Statements and Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012, as well as in other reports which we file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. These reports are available publicly on the SEC web site, www.sec.gov, and on our web site, www.steeldynamics.com. Forward-looking or predictive statements we make are based upon information and assumptions, concerning our businesses and the environments in which they operate, which we consider reasonable as of the date on which these statements are made.  Due to the foregoing risks and uncertainties however, as well as, matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report. We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Other Expense (Income), net.  Other income consists of interest income earned on our temporary cash deposits and investments; any other non-operating income activity, including gains on certain short-term investments; and income from non-consolidated investments accounted for under the equity method. Other expense consists of any non-operating costs, such as certain financing expenses.

Overview

Net income was $48.2 million, or $0.21 per diluted share, during the first quarter of 2013, compared with net income of $45.7 million, or $0.20 per diluted share, during the first quarter of 2012, and net income of $60.6 million, or $0.27 per diluted share, during the fourth quarter of 2012. Our net sales decreased $186.3 million, or 9%, to $1.8 billion in the first quarter of 2013 versus the first quarter of 2012, while net sales increased $90.7 million, or 5%, versus the fourth quarter of 2012. Our gross profit percentage was 10% during both the first quarter of 2013 and 2012, and 11% during the fourth quarter of 2012.

First quarter 2013 external steel shipments decreased 1% as compared to the first quarter of 2012 (with total sheet products shipments increasing 7% and long products shipments decreasing 5%), and external ferrous scrap shipments decreased 4% and external nonferrous scrap shipments decreased 5%. Conversely, steel fabrication external shipments increased 28% in the first quarter of 2013 compared to the same period in 2012. Operating income decreased 20% to $96.2 million in the first quarter 2013, as compared to the same period in 2012, primarily due to reduced operating income of $18.0 million from our steel operations as product pricing decreased more than raw material costs.

Comparing the first quarter of 2013 to the fourth quarter of 2012, external steel shipments also decreased 1% and external ferrous scrap shipments increased 19%, while external nonferrous scrap shipments increased 12%. Steel fabrication continued its trend of increasing external shipments, showing a 1% sequential quarter gain. Consolidated quarterly operating income increased 1% sequentially, due primarily to increased volumes across all our operating segments. Within steel operations, increased long products volumes more than offset weaker sheet steel shipments and slightly lower steel metal spreads. Within metals recycling operations, increased volumes were more than offset by decreased metal margins.

Segment Operating Results 2013 vs. 2012 (dollars in thousands)

	Three Months Ended			Fourth	Linked
	March 31,			Quarter	Quarter
	2013	% Change	2012	2012	% Change

Net sales
Steel	$1,122,360	(9)%	$1,234,479	$1,106,900	1%
Metals recycling and ferrous resources	897,492	(19)%	1,111,120	789,852	14%
Steel fabrication	94,375	26%	74,896	98,301	(4)%
Other	24,854	3%	24,090	20,708	20%
	2,139,081		2,444,585	2,015,761
Intra-company	(343,385)		(462,545)	(310,760)
Consolidated	$1,795,696	(9)%	$1,982,040	$1,705,001	5%

Operating income (loss)
Steel	$119,301	(13)%	$137,308	$114,808	4%
Metals recycling and ferrous resources	(9,824)	(336)%	4,163	(5,603)	(75)%
Steel fabrication	1,530	157%	(2,668)	1,448	6%
Other	(16,439)	3%	(16,862)	(17,535)	6%
	94,568	(22)%	121,941	93,118	2%
Eliminations	1,664		(2,125)	1,811
Consolidated	$96,232	(20)%	$119,816	$94,929	1%

Steel Operations

Steel Operations.  Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture and industrial machinery markets. In the first quarter of 2013 and 2012, our steel operations accounted for 59% and 60%of our external net sales, respectively. Operating income for the steel segment decreased $18.0 million, or 13%, to $119.3 million in the first quarter of 2013, compared to the same period of 2012. While total shipments increased 1% gross margin, and thus operating income, decreased 11%primarily due to an $87 decrease in average segment selling prices per ton shipped versus only a $66 per ton decrease in average ferrous scrap cost melted in the first quarter of 2013, as compared to the first quarter of 2012.

Steel Operations Shipments (net tons)

	Three Months Ended				Fourth
	March 31,				Quarter
	2013		2012		2012

Flat Roll Division	704,290		658,505		713,770
The Techs	151,137		144,615		180,451
Sheet products	855,427	58%	803,120	55%	894,221	61%

Structural and Rail Division	280,897		261,006		262,441
Engineered Bar Products Division	112,821		157,489		98,858
Roanoke Bar Division	139,950		151,296		127,952
Steel of West Virginia	80,707		77,212		73,581
Long products	614,375	42%	647,003	45%	562,832	39%

Total shipments	1,469,802		1,450,123		1,457,053
Intra-segment shipments	(32,090)	(2%)	(28,057)	(2%)	(31,665)	(2%)
Segment shipments	1,437,712		1,422,066		1,425,388
Intra-company shipments	(93,280)	(6%)	(66,119)	(5%)	(71,107)	(5%)
External shipments	1,344,432		1,355,947		1,354,281

Sheet Products.  Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. Sheet products represented 58% of total steel shipments in the first quarter of 2013, as compared to 55% in the first quarter of 2012.

Long Products.  Our Structural and Rail Division sells structural steel beams and pilings to the construction market, and also sells standard-grade rail to the railroad industry. Our Engineered Bar Products Division primarily sells engineered, special-bar-quality and merchant bar quality rounds, and round-cornered squares. Our Roanoke Bar Division primarily sells merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections.

Net sales for the steel segment decreased $112.1 million, or 9%, in the first quarter of 2013 when compared to the first quarter of 2012, as total shipments increased 1%and average selling prices decreased 10%, or $87 per ton. There was also a shift in sales mix as sheet product shipments increased 7% and long product shipments decreased 5%, due primarily to lower volumes at the Engineered Bar Products Division.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations decreased $66 in the first quarter of 2013, compared with the first quarter of 2012. During the first quarter of 2013 and 2012, respectively, our metallic raw material costs represented 65% and 69% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment primarily includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota iron operations. Our metals recycling and ferrous resources operations segment accounted for 35% of our external net sales in both the first quarter of 2013 and 2012. Operating income for the metals recycling and ferrous resources operations segment decreased $14.0 million compared to the first quarter of 2012, due primarily to the use and write-down of higher cost raw material inventory at our Minnesota iron operations, and decreased product pricing at our IDI facility.

Metals Recycling and Ferrous Resources Operations Shipments

	Three Months Ended		Fourth
	March 31,		Quarter
	2013	2012	2012
Ferrous metal (gross tons)
Total	1,342,929	1,582,840	1,238,143
Intra-segment	(1,969)	(1,787)	(1,248)
Segment shipments	1,340,960	1,581,053	1,236,895
Intra-company	(551,921)	(761,980)	(572,045)
External shipments	789,039	819,073	664,850

Nonferrous metals (thousands of pounds)
Total and segment shipments	279,656	291,636	251,080
Intra-company	(3,529)	(1,958)	(3,456)
External shipments	276,127	289,678	247,624

Minnesota iron nuggets (metric tons) — intra-company	59,685	46,230	36,481

Iron Dynamics (metric tons) — intra-company	64,685	56,628	57,117

Metals Recycling.  Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 93% and 95% of this segment’s net sales during the first quarter of 2013 and 2012, respectively.

During the first quarter of 2013, metals recycling recorded sales of $835.0 million on shipments of 1.3 million gross tons of ferrous metals and 279.7 million pounds of nonferrous metals, compared with sales of $1.1 billion on shipments of 1.6 million gross tons of ferrous and 291.6 million pounds of nonferrous metals during the same period in 2012. During the first quarter of 2013 and 2012, the metals recycling operations provided approximately 43% and 52%, respectively, of the steel scrap purchased by our steel mills. This represented 41% and 48% of the metals recycling operations’ ferrous shipments for the first quarter of 2013 and 2012, respectively. Sales prices of ferrous metals decreased 17% in the first quarter of 2013 versus the same period in 2012, while nonferrous sales prices increased 1% for the same periods.

Operating income for metals recycling increased $682,000 in the first quarter of 2013 to $19.5 million compared to the first quarter of 2012 despite decreased volumes, due to a 6% increase in ferrous metal margins and decreased operating expenses.

Ferrous Resources.  Our ferrous resources operations consist of our two ironmaking initiatives: Iron Dynamics and our Minnesota iron operations. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our planned future iron mining operations which is currently in the permitting process, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Since that time, we have continued to refine this pioneering production process and changed equipment configurations to increase production, improve quality, and increase plant availability. A planned six-week outage in the fall of 2012 was used to complete the groundwork necessary for the implementation of further improvements which are being made in the second quarter of 2013. These modifications are expected to improve production volume. The facility’s designed annual production capacity is 500,000 metric tons. In the first quarter of 2013 and 2012, Mesabi Nugget produced 60,000 and 46,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. Our iron tailings operation, Mining Resources, started operations in September of 2012 and expects to be at full capacity during the first half of 2013. This operation provides iron ore tailings to be concentrated for use by Mesabi Nugget as low-cost iron concentrate in the nugget production process. This is critical to our Minnesota operations as we will now be able to benefit from the use of lower-cost iron concentrate rather than much higher priced third-party material. Losses from our Minnesota iron operations reduced our net income in the first quarter of 2013 by approximately $13.8 million, $4.2 million more than in the first quarter of 2012.

Steel Fabrication Operations

Our steel fabrication operations represent the company’s New Millennium Building Systems’ plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 5% and 4% of our external net sales during the first quarter of 2013 and 2012, respectively. The segment achieved operating income of $1.5 million in the first quarter of 2013, compared to a $2.7 million loss in the first quarter of 2012. Modest selling price decreases were more than offset by higher shipments, improved metal margins, and reduced conversion costs.

Net sales for the segment increased $19.5 million, or 26%, in the first quarter of 2013 compared to the first quarter of 2012, as volumes increased 29%. However, the segment’s average selling price per ton shipped decreased $28, or 2%, during the same period. Increased first quarter 2013 shipments were the result of continued modest improvement in the non-residential construction market and market share gains.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the first quarter of 2013 and 2012, the cost of steel products purchased represented 69% and 70% of the total cost of manufacturing for our steel fabrication operations, respectively; while the average cost of steel consumed decreased in the first quarter of 2013, as compared to the same period in 2012, by $65 per ton.

First Quarter Consolidated Results 2013 vs. 2012

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $80.0 million during the first quarter of 2013, as compared to $81.4 million during the first quarter of 2012, a decrease of $1.4 million, or 2%. Our selling, general and administrative expenses represented 4% of our total net sales during both the first quarter of 2013 and 2012. The decrease in our selling, general and administrative expenses during the first quarter of 2013 as compared to the same period in 2012 was due primarily to decreased profit sharing and performance-based compensation, consistent with the lower levels of profitability in the first quarter of 2013.

Interest Expense, net of Capitalized Interest.  During the first quarter of 2013, gross interest expense decreased $6.0 million to $35.4 million, and capitalized interest increased $487,000, to $791,000, when compared to the same period in 2012. The interest capitalization that occurred during these periods resulted from the interest required to be capitalized with respect to construction activities at our various operating segments. The decrease in gross interest expense is due to debt repayment of $175 million during the third quarter of 2012 in conjunction with our refinancing activities, which also reduced our overall cost of debt and extended our maturity schedule. We anticipate further reductions in gross interest expense in 2013, as a result of additional refinancing activities and debt repayments of $100.0 million during March and April 2013.

Other Expense (Income), net.  Other income was $1.0 million during the first quarter of 2013, as compared to expense of $10.2 million during the same period in 2012. First quarter 2012 results included $13.9 million of charges related to the partial tender of our 7 3/8% Senior Notes, and first quarter 2013results included $2.0 million of charges related to the partial tender of our 6 3/4% Senior Notes.

Income Taxes.  During the first quarter of 2013, our income tax expense was $21.4 million, as compared to $26.7 million during the same period in 2012. Our effective income tax rate before noncontrolling interests was 34.2% and 39.0%, during the first quarter of 2013 and 2012, respectively. The lower effective tax rate in the first quarter of 2013 is due to a favorable adjustment related to 2012 research and development tax credits that were enacted into the tax code in January 2013.

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

Working Capital. Trade receivables increased $110.9 million during the first quarter of 2013 related to increased sales, when compared to the fourth quarter of 2012. Total inventories decreased $32.3 million, or 3%, to $1.2 billion. Our raw materials, primarily steel scrap inventories, decreased by approximately $68.1 million during the first quarter of 2013, with scrap volumes decreasing by 53,000 gross tons (8%), and costs per gross ton decreasing 8%. Our work-in-process and finished goods inventories increased $36.9 million, with volumes increasing by 77,000 tons. Our trade payables and general accruals increased $6.6 million, or 1%, during the first quarter of 2013, as trade payables were higher due to higher production levels, while 2012 profit sharing and bonus amounts were paid in the first quarter of 2013.

Capital Investments.  During the first quarter of 2013, we invested $45.3 million in property, plant and equipment, of which over half related to announced growth or expansion projects at three of our steel mills and OmniSource. We estimate total capital expenditures for 2013 to be in the range of $200 to $225 million.

Capital Resources and Long-term Debt.  On March 25, 2013, we issued $400.0 million of 5 1/4% Senior Notes due 2023 (2023 Notes). Interest on the 2023 Notes is due semiannually on April 15 and October 15, with the first payment due on October 15, 2013. The 2023 Notes are redeemable at any time after April 15, 2018. The redemption price (expressed as a percentage of principal amount) is 102.625% during the period April 15, 2018 to April 14, 2019; 101.750% during the period April 15, 2019 to April 14, 2020; 100.875% during the period April 15, 2020 to April 14, 2021; and 100% on and after April 15, 2021, plus accrued interest to the redemption date. In addition, at any time before April 15, 2016, we may redeem up to 35% of the principal amount of the 2023 Notes with the net cash proceeds from one or more sales of our common stock at a redemption price (expressed as a percentage of principal amount) of 105.250%, plus accrued interest to the redemption date. The 2023 Notes are unsecured and rank pari passu with all existing and future senior unsubordinated unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

A portion of the proceeds from the issuance of the 2023 Notes was used to fund the March 25, 2013 purchase of $301.7 million (plus accrued interest) of our 6 3/4% Senior Notes due 2015 (2015 Notes) pursuant to a tender offer. As a result of the tender offer to purchase the 2015 Notes, we recorded expenses of $2.0 million related to tender premiums, unamortized debt issuance costs write-off, and tender expenses, which is reflected in other expenses in the consolidated statement of income for the quarter ended March 31, 2013. On April 9, 2013, we used the remaining proceeds from the issuance of the 2023 Notes, along with available cash, to repay the remaining outstanding 2015 Notes due at a price of 100% of the principal amount of $198.3 million (plus accrued interest). As a result of this refinancing activity, our overall outstanding debt decreased $100.0 million, we extended and laddered our debt maturities, and we reduced our overall effective interest rate.

While total outstanding debt at March 31, 2013, of $2.3 billion was $98.6 million higher than at December 31, 2012, after consideration of the refinancing completed on April 9, 2013, total debt decreased by $99.7 million. Post the debt payment on April 9, 2013, our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interest, and our total stockholders’ equity, decreased to 45.6%, as compared to 47.1% at December 31, 2012.

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

The outstanding balance on the Revolver must be the lesser of $1.1 billion less other applicable commitments such as letters of credit and other secured debt, as defined within the Facility or the sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments. At March 31, 2013, we had $1.1 billion of availability on the Revolver, $14.0 million of outstanding letters of credit and other obligations which reduce availability, and no outstanding borrowings.

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

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt to EBITDA ratio exceeds 3.50:1:00 at any time, our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At March 31, 2013, our interest coverage ratio and net debt leverage ratio were 4.17:1.00 and 3.13:1.00, respectively. We were therefore in compliance with these covenants at March 31, 2013, and we anticipate we will continue to be in compliance during the remainder of the year.

Cash Dividends.  We declared cash dividends of $24.2 million, or $0.11 per common share, during the first quarter of 2013, a 10% increase over the $0.10 per common share, or $21.9 million, dividends declared during the first quarter of 2012. We paid cash dividends of $22.0 million and $21.9 million during the first quarter of 2013 and 2012, respectively. Our board of directors approves the payment of dividends on a quarterly basis. During the remainder of 2013, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

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

Critical Accounting Policies and Estimates

No material changes have occurred to the indicated critical accounting policies and estimates as disclosed in our 2012 Annual Report on Form 10-K.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the three month periods ended March 31, 2013 or 2012.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for certain commodities such as electricity, natural gas and its transportation, iron concentrate, fuel, and zinc. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 39 months for physical commodity requirements and for up to 8 years for commodity transportation requirements. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2014. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At March 31, 2013, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

We have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or supplier. At March 31, 2013, we had a cumulative unrealized gain associated with these financial contracts of $4.9 million, substantially all of which have a settlement date within the next twelve months. We believe the customer and supplier contracts associated with the financial contracts will be fully consummated.

ITEM 4.                   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IIOTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

We are also involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois in September 2008, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products between January 1, 2005, and the present.  The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  In addition, in December 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. That case has been removed to the federal court in Chicago that is hearing the main complaint. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. In January 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits, but this motion was denied in June 2009. Following a period of preliminary discovery relating to class certification matters, Plaintiffs filed their Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs’ Motion for Class Certification, together with joint motions to exclude the expert opinions of both of Plaintiffs’ two retained experts. Additional briefing is anticipated on all issues related to the pending motions.  Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation. However, we have determined, based on the information available at this time, that there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity.

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

ITEM 1A.          RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our 2012 Annual Report on Form 10-K.

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

May 9, 2013

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)