Form 10-Q
period 2013-06-30
STEEL DYNAMICS INC
filed 2013-08-07
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, Registrant had 220,795,089 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and equivalents	$243,753	$375,917
Investments in short-term commercial paper	—	31,520
Accounts receivable, net	725,105	599,499
Accounts receivable-related parties	48,022	42,864
Inventories	1,168,499	1,202,507
Deferred income taxes	23,682	23,449
Other current assets	33,028	20,469
Total current assets	2,242,089	2,296,225

Property, plant and equipment, net	2,232,852	2,231,198

Restricted cash	23,231	27,749
Intangible assets, net	401,104	416,635
Goodwill	735,281	738,542
Other assets	101,353	105,067
Total assets	$5,735,910	$5,815,416

Liabilities and Equity
Current liabilities
Accounts payable	$355,678	$344,953
Accounts payable-related parties	8,652	15,144
Income taxes payable	2,862	16,941
Accrued payroll and benefits	65,698	85,802
Accrued interest	32,509	35,306
Accrued expenses	80,209	81,900
Current maturities of long-term debt	324,241	29,631
Total current liabilities	869,849	609,677

Long-term debt
Term note	233,750	247,500
Senior notes	1,500,000	1,600,000
Convertible senior notes	—	287,496
Other long-term debt	40,493	37,610
Total long-term debt	1,774,243	2,172,606

Deferred income taxes	556,023	537,304
Other liabilities	20,324	19,173
Commitments and contingencies
Redeemable noncontrolling interests	104,734	98,814

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 256,630,645 and 255,592,901 shares issued; and 220,665,831 and 219,522,655 shares outstanding, as of June 30, 2013 and December 31, 2012, respectively	640	637
Treasury stock, at cost; 35,964,814 and 36,070,246 shares, as of June 30, 2013 and December 31, 2012, respectively	(718,373)	(720,479)
Additional paid-in capital	1,050,470	1,037,687
Retained earnings	2,116,262	2,087,620
Total Steel Dynamics, Inc. equity	2,448,999	2,405,465
Noncontrolling interests	(38,262)	(27,623)
Total equity	2,410,737	2,377,842
Total liabilities and equity	$5,735,910	$5,815,416

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales
Unrelated parties	$1,735,420	$1,830,117	$3,463,821	$3,735,192
Related parties	65,920	79,686	133,215	156,651
Total net sales	1,801,340	1,909,803	3,597,036	3,891,843

Costs of goods sold	1,653,648	1,727,667	3,273,080	3,508,443
Gross profit	147,692	182,136	323,956	383,400

Selling, general and administrative expenses	65,356	61,235	130,618	125,619
Profit sharing	4,779	8,211	11,422	16,283
Amortization of intangible assets	8,051	8,991	16,178	17,983
Impairment charges	308	—	308	—
Total selling, general and administrative expenses	78,494	78,437	158,526	159,885

Operating income	69,198	103,699	165,430	223,515

Interest expense, net of capitalized interest	31,465	41,106	66,094	82,218
Other expense (income), net	(1,246)	(1,892)	(2,292)	8,356
Income before income taxes	38,979	64,485	101,628	132,941

Income taxes	15,706	25,180	37,103	51,859

Net income	23,273	39,305	64,525	81,082

Net loss attributable to noncontrolling interests	5,685	5,167	12,648	9,065

Net income attributable to Steel Dynamics, Inc.	$28,958	$44,472	$77,173	$90,147

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$0.13	$0.20	$0.35	$0.41

Weighted average common shares outstanding	220,471	219,104	220,233	219,050

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$0.13	$0.20	$0.34	$0.40

Weighted average common shares and share equivalents outstanding	221,736	236,208	238,246	236,367

Dividends declared per share	$0.11	$0.10	$0.22	$0.20

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating activities:
Net income	$23,273	$39,305	$64,525	$81,082

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,826	55,502	113,887	111,074
Equity-based compensation	2,344	2,602	7,097	8,725
Impairment charges	308	—	308	—
Deferred income taxes	10,812	10,634	21,747	19,831
(Gain) loss on disposal of property, plant and equipment	588	326	(795)	(413)
Changes in certain assets and liabilities:
Accounts receivable	(19,826)	73,734	(130,764)	12,914
Inventories	1,660	18,787	34,008	(36,303)
Other assets	6,783	(393)	10,141	2,567
Accounts payable	(46,370)	(60,837)	(7,382)	(25,935)
Income taxes receivable/payable	(23,304)	(26,468)	(26,326)	(9,076)
Accrued expenses and liabilities	19,621	(12,590)	(24,021)	(42,446)
Net cash provided by operating activities	32,715	100,602	62,425	122,020

Investing activities:
Purchases of property, plant and equipment	(49,236)	(54,789)	(94,582)	(100,344)
Proceeds from maturity of short-term commercial paper	—	54,984	31,520	74,832
Other investing activities	863	678	3,277	(21,034)
Net cash provided by (used in) investing activities	(48,373)	873	(59,785)	(46,546)

Financing activities:
Issuance of current and long-term debt	32	—	409,293	289,969
Repayment of current and long-term debt	(202,312)	(21,896)	(508,003)	(305,344)
Debt issuance costs	(195)	—	(6,192)	(2,188)
Proceeds from exercise of stock options, including related tax effect	2,977	341	10,591	1,438
Contributions from noncontrolling investors, net	5,286	5,117	5,697	14,623
Dividends paid	(24,238)	(21,908)	(46,190)	(43,795)
Net cash used in financing activities	(218,450)	(38,346)	(134,804)	(45,297)

Increase (decrease) in cash and equivalents	(234,108)	63,129	(132,164)	30,177
Cash and equivalents at beginning of period	477,861	357,809	375,917	390,761

Cash and equivalents at end of period	$243,753	$420,938	$243,753	$420,938

Supplemental disclosure information:
Cash paid for interest	$17,583	$62,807	$67,315	$81,560
Cash paid for federal and state income taxes, net	$27,360	$41,302	$38,525	$40,347

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 61% and 63% of the company’s external net sales during the three-month periods ended June 30, 2013 and 2012, respectively, and 60% and 62% of the company’s external net sales during the six-month periods ended June 30, 2013 and 2012, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations include OmniSource Corporation (OmniSource), the company’s metals recycling, steel scrap procurement, and processing locations, and our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility; and our Minnesota iron operations, an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. Metals recycling and ferrous resources operations accounted for approximately 33% and 31% of the company’s external net sales during the three-month periods ended June 30, 2013 and 2012, respectively, and 34% and 33% of the company’s external net sales during the six-month periods ended June 30, 2013 and 2012, respectively.

Steel Fabrication Operations.  Steel fabrication operations include the company’s New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 6% and 5% of the company’s external net sales during the three-month periods ended June 30, 2013 and 2012, respectively, and 6% and 4% of the company’s external net sales during the six-month periods ended June 30, 2013 and 2012, respectively.

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

Goodwill.  The company’s goodwill is allocated to the following reporting units at June 30, 2013, and December 31, 2012, (in thousands):

	June 30,	December 31,
	2013	2012
OmniSource — Metals Recycling/Ferrous Resources Segment	$561,532	$564,793
The Techs — Steel Segment	142,783	142,783
Roanoke Bar Division — Steel Segment	29,041	29,041
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$735,281	$738,542

OmniSource goodwill decreased $3.3 million from December 31, 2012 to June 30, 2013, in recognition of the 2013 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted and deferred stock units, restricted shares, and dilutive shares related to the company’s 5.125% convertible senior notes. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 2.5 million and 6.6 million shares were anti-dilutive at June 30, 2013 and 2012, respectively. The computation of diluted earnings per share for the three month period ended June 30, 2013 did not include the after-tax equivalent of interest of $2.4 million for the company’s 5.125% senior convertible notes, due 2014 and the related weighted average equivalent of 16.7 million shares, as the result would have been anti-dilutive.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended June 30,
	2013			2012
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$28,958	220,471	$0.13	$44,472	219,104	$0.20
Dilutive common share equivalents	—	1,265		—	722
5.125% convertible senior notes, net of tax	—	—		2,358	16,382
Diluted earnings per share	$28,958	221,736	$0.13	$46,830	236,208	$0.20

	Six Months Ended June 30,
	2013			2012
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$77,173	220,233	$0.35	$90,147	219,050	$0.41
Dilutive common share equivalents	—	1,363		—	935
5.125% convertible senior notes, net of tax	4,716	16,650		4,716	16,382
Diluted earnings per share	$81,889	238,246	$0.34	$94,863	236,367	$0.40

Note 3.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined using a weighted average method for scrap, and a first-in, first-out basis for all other inventories.  Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$558,355	$594,388
Supplies	279,147	278,494
Work-in-progress	89,156	82,934
Finished goods	241,841	246,691
Total inventories	$1,168,499	$1,202,507

Note 4.  Debt

On March 26, 2013, the company issued $400.0 million of 5 1/4% Senior Notes due 2023 (2023 Notes). Interest on the 2023 Notes is due semiannually on April 15 and October 15, with the first payment due on October 15, 2013. The 2023 Notes are redeemable at any time after April 15, 2018. The redemption price (expressed as a percentage of principal amount) is 102.625% during the period April 15, 2018 to April 14, 2019; 101.750% during the period April 15, 2019 to April 14, 2020; 100.875% during the period April 15, 2020 to April 14, 2021; and 100% on and after April 15, 2021, plus accrued interest to the redemption date. In addition, at any time before April 15, 2016, the company may redeem up to 35% of the principal amount of the 2023 Notes with the net cash proceeds from one or more sales of the company’s common stock at a redemption price (expressed as a percentage of principal amount) of 105.250%, plus accrued interest to the redemption date. The 2023 Notes are unsecured and rank pari passu with all existing and future senior unsubordinated unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Debt (Continued)

A portion of the proceeds from the issuance of the 2023 Notes was used to fund the March 26, 2013 purchase of $301.7 million (plus accrued interest) of the company’s 6 3/4% Senior Notes due 2015 (2015 Notes) pursuant to a tender offer. On April 9, 2013, the company used the remaining proceeds from the issuance of the 2023 Notes, along with available cash, to repay the remaining outstanding 2015 Notes due at a price of 100% of the principal amount of $198.3 million (plus accrued interest). As a result of the tender offer to purchase the 2015 Notes in March and the early payoff of the remaining balance of the 2015 Notes in April, the company recorded expenses related to tender premiums, unamortized debt issuance costs write-off, and tender expenses of $600,000 and $2.6 million, which is reflected in other expenses in the consolidated statement of income for the three and six-month periods ended June 30, 2013.

Note 5.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
	Common	Additional Paid-In	Retained	Treasury	Noncontrolling	Total	Redeemable Noncontrolling
	Stock	Capital	Earnings	Stock	Interests	Equity	Interests
Balances at January 1, 2013	$637	$1,037,687	$2,087,620	$(720,479)	$(27,623)	$2,377,842	$98,814
Proceeds from the exercise of stock options, including related tax effect	3	10,588	—	—	—	10,591	—
Dividends declared	—	—	(48,511)	—	—	(48,511)	—
Equity-based compensation and issuance of restricted stock	—	4,427	(20)	2,106	—	6,513	—
Acquisition of noncontrolling interest	—	(2,232)	—	—	2,232	—	—
Contributions from noncontrolling investors	—	—	—	—	126	126	5,920
Distributions to noncontrolling investors	—	—	—	—	(349)	(349)	—
Net income (loss)	—	—	77,173	—	(12,648)	64,525	—
Balances at June 30, 2013	$640	$1,050,470	$2,116,262	$(718,373)	$(38,262)	$2,410,737	$104,734

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

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of June 30, 2013 (MT represents metric tons and Lbs represents pounds):

Commodity Futures	Long/Short	Total
Aluminum	Long	1,925	MT
Aluminum	Short	1,750	MT
Copper	Long	5,232	MT
Copper	Short	5,699	MT
Silver	Long	343	Lbs
Silver	Short	686	Lbs

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments (Continued)

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of June 30, 2013, and December 31, 2012, and for the three and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivative instruments designated as fair value hedges -
Commodity futures	Other current assets	$1,747		$1,577

Derivative instruments not designated as hedges -
Commodity futures	Other current assets	$1,714	$4,024	$595	$1,854

Total derivative instruments		$3,461	$4,024	$2,172	$1,854

	Location of gain	Amount of gain (loss) recognized in income on derivatives for the three months ended		Hedged items	Location of gain (loss)	Amount of gain (loss) recognized in income on related hedged items for the three months ended
	(loss) recognized in income on derivatives	June 30, 2013	June 30, 2012	in fair value hedge relationships	recognized in income on related hedged item	June 30, 2013	June 30, 2012
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$(654)		Firm commitments	Costs of goods sold	$1,297
				Inventory	Costs of goods sold	(2,014)
						$(717)

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$6,621	$5,893

	Location of gain	Amount of gain (loss) recognized in income on derivatives for the six months ended		Hedged items	Location of gain (loss)	Amount of gain (loss) recognized in income on related hedged items for the six months ended
	(loss) recognized in income on derivatives	June 30, 2013	June 30, 2012	in fair value hedge relationships	recognized in income on related hedged item	June 30, 2013	June 30, 2012
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$7,392		Firm commitments	Costs of goods sold	$2,613
				Inventory	Costs of goods sold	(8,822)
						$(6,209)

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$6,629	$2,275

Derivatives accounted for as fair value hedges had ineffectiveness resulting in a loss of $108,000 during the three-month period ended June 30, 2013, and a gain of $113,000 during the six-month period ended June 30, 2013; and a loss excluded from hedge effectiveness testing of $1.2 million that increased costs of goods sold during the three-month period ended June 30, 2013, and a gain of $1.1 million that reduced costs of goods sold during the six-month period ended June 30, 2013.

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of  June 30, 2013, and December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Commodity futures — financial assets	$3,461	$—	$3,461	$—
Commodity futures — financial liabilities	2,172	—	2,172	—

December 31, 2012
Investments in short-term commercial paper	$31,520	$—	$31,520	$—
Commodity futures — financial assets	4,024	—	4,024	—
Commodity futures — financial liabilities	1,854	—	1,854	—

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of short-term commercial paper and commodity futures and options contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.2 billion and $2.3 billion (with a corresponding carrying amount in the consolidated balance sheets of $2.1 billion and $2.2 billion) at June 30, 2013 and December 31, 2012, respectively.

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

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment and intra-company sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2012, for more information related to the company’s segment reporting.  The company’s segment results for the three and six-month periods ended June 30, 2013 and 2012 are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
June 30, 2013	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,038,868	$538,599	$103,595	$20,828		$—		$1,701,890
External Non-U.S.	52,148	46,893	—	409		—		99,450
Other segments	52,897	275,666	564	6,885		(336,012)		—
	1,143,913	861,158	104,159	28,122		(336,012)		1,801,340
Operating income (loss)	85,545	(7,251)	2,330	(14,434	)(1)	3,008	(2)	69,198
Income (loss) before income taxes	71,732	(14,439)	800	(22,122)		3,008		38,979
Depreciation and amortization	26,496	26,704	2,179	1,498		(51)		56,826
Capital expenditures	34,533	13,545	822	336		—		49,236

As of June 30, 2013
Assets	2,582,168	2,490,215	261,556	604,195	(3)	(202,224	)(4)	5,735,910
Liabilities	512,634	522,306	16,136	2,362,721	(5)	(193,358	)(6)	3,220,439

Footnotes related to the three months ended June 30, 2013 segment results (in millions):

(1) Corporate SG&A	$(9.1)	(2) Gross profit increase from intra-company sales	$3.0
Company-wide equity-based compensation	(2.0)
Profit sharing	(3.2)
Other, net	(0.1)
Total	$(14.4)

(3) Cash and equivalents	$218.2	(4) Elimination of intra-company receivables	$(40.2)
Deferred income taxes	23.6	Elimination of intra-company debt	(154.2)
Property, plant and equipment, net	73.7	Other	(7.8)
Debt issuance costs, net	29.3	Total	$(202.2)
Intra-company debt	154.2
Other	105.2
Total	$604.2

(5) Accounts payable	$43.5	(6) Elimination of intra-company payables	$(40.5)
Income taxes payable	2.9	Elimination of intra-company debt	(154.2)
Accrued interest	32.3	Other	1.3
Debt	2,045.3	Total	$(193.4)
Deferred income taxes	205.1
Other	33.6
Total	$2,362.7

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (Continued)

For the three months ended		Metals Recycling /	Steel Fabrication
June 30, 2012	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,157,908	$533,841	$95,767	$16,183		$—		$1,803,699
External Non-U.S.	49,392	56,668	—	44		—		106,104
Other segments	52,923	329,947	—	4,164		(387,034)		—
	1,260,223	920,456	95,767	20,391		(387,034)		1,909,803
Operating income (loss)	136,597	(19,371)	193	(14,673	)(1)	953	(2)	103,699
Income (loss) before income taxes	118,049	(28,830)	(1,449)	(24,238)		953		64,485
Depreciation and amortization	26,384	25,591	2,059	1,519		(51)		55,502
Capital expenditures	6,275	46,857	1,329	328		—		54,789

As of June 30, 2012
Assets	2,604,810	2,607,834	255,967	725,717	(3)	(222,948	)(4)	5,971,380
Liabilities	464,861	574,204	14,807	2,699,661	(5)	(213,713	)(6)	3,539,820

Footnotes related to the three months ended June 30, 2012 segment results (in millions):

(1)	Corporate SG&A	$(7.2)	(2)	Gross profit increase from intra-company sales	$1.0
	Company-wide equity-based compensation	(2.0)
	Profit sharing	(5.9)
	Other, net	0.4
	Total	$(14.7)

(3)	Cash and equivalents	$309.2	(4)	Elimination of intra-company receivables	$(38.8)
	Investments in short-term commercial paper	10.0		Elimination of intra-company debt	(170.6)
	Income taxes receivable	17.1		Other	(13.5)
	Deferred income taxes	26.9		Total	$(222.9)
	Property, plant and equipment, net	83.9
	Debt issuance costs, net	22.3
	Intra-company debt	170.6
	Other	85.7
	Total	$725.7

(5)	Accounts payable	$28.7	(6)	Elimination of intra-company payables	$(41.2)
	Income taxes payable	2.9		Elimination of intra-company debt	(170.6)
	Accrued interest	31.0		Other	(1.9)
	Accrued profit sharing	12.6		Total	$(213.7)
	Debt	2,330.0
	Deferred income taxes	213.0
	Other	81.5
	Total	$2,699.7

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (Continued)

For the six months ended		Metals Recycling /	Steel Fabrication
June 30, 2013	Steel Operations	Ferrous Resources	Operations	Other		Eliminations	Consolidated

Net Sales
External	$2,050,063	$1,096,210	$197,392	$40,199		$—	$3,383,864
External Non-U.S.	102,265	110,410	—	497		—	213,172
Other segments	113,945	552,030	1,142	12,280		(679,397)	—
	2,266,273	1,758,650	198,534	52,976		(679,397)	3,597,036
Operating income (loss)	204,846	(17,075)	3,860	(30,873	)(1)	4,672 (2)	165,430
Income (loss) before income taxes	176,739	(32,293)	724	(48,214)		4,672	101,628
Depreciation and amortization	52,883	53,840	4,236	3,030		(102)	113,887
Capital expenditures	59,259	32,614	1,703	1,006		—	94,582

Footnotes related to the six months ended June 30, 2013 segment results (in millions):

(1)	Corporate SG&A	$(17.1)	(2)	Gross profit increase from intra-company sales	$4.7
	Company-wide equity-based compensation	(5.2)
	Profit sharing	(9.1)
	Other, net	0.5
	Total	$(30.9)

For the six months ended		Metals Recycling /	Steel Fabrication
June 30, 2012	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$2,293,820	$1,167,975	$170,659	$36,915		$—		$3,669,369
External Non-U.S.	100,200	122,134	—	140		—		222,474
Other segments	100,682	741,467	4	7,426		(849,579)		—
	2,494,702	2,031,576	170,663	44,481		(849,579)		3,891,843
Operating income (loss)	273,905	(15,208)	(2,475)	(31,535	)(1)	(1,172	)(2)	223,515
Income (loss) before income taxes	237,127	(33,103)	(5,633)	(64,278)		(1,172)		132,941
Depreciation and amortization	52,468	51,665	3,907	3,136		(102)		111,074
Capital expenditures	12,223	84,763	2,497	861		—		100,344

Footnotes related to the six months ended June 30, 2012 segment results (in millions):

(1)	Corporate SG&A	$(14.8)	(2)	Gross profit reduction from intra-company sales	$(1.2)
	Company-wide equity-based compensation	(5.7)
	Profit sharing	(12.4)
	Other, net	1.4
	Total	$(31.5)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior notes due 2014, 2019, 2020, 2022 and 2023. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of June 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$213,717	$14,726	$15,310	$—	$243,753
Investments in short-term commercial paper	—	—	—	—	—
Accounts receivable, net	328,445	847,046	43,406	(445,770)	773,127
Inventories	610,160	470,759	90,197	(2,617)	1,168,499
Other current assets	63,513	6,012	5,860	(18,675)	56,710
Total current assets	1,215,835	1,338,543	154,773	(467,062)	2,242,089
Property, plant and equipment, net	1,029,669	649,739	555,965	(2,521)	2,232,852
Intangible assets, net	—	401,104	—	—	401,104
Goodwill	—	735,281	—	—	735,281
Other assets, including investments in subs	2,672,022	25,627	8,516	(2,581,581)	124,584
Total assets	$4,917,526	$3,150,294	$719,254	$(3,051,164)	$5,735,910

Accounts payable	$143,874	$208,660	$79,910	$(68,114)	$364,330
Accrued expenses	111,890	96,622	8,741	(35,975)	181,278
Current maturities of long-term debt	308,628	300	41,163	(25,850)	324,241
Total current liabilities	564,392	305,582	129,814	(129,939)	869,849
Long-term debt	1,739,453	—	196,806	(162,016)	1,774,243
Other liabilities	164,682	1,999,617	51,957	(1,639,909)	576,347

Redeemable noncontrolling interests	—	—	104,734	—	104,734

Common stock	640	33,896	18,121	(52,017)	640
Treasury stock	(718,373)	—	—	—	(718,373)
Additional paid-in-capital	1,050,470	117,737	502,450	(620,187)	1,050,470
Retained earnings (deficit)	2,116,262	693,462	(246,366)	(447,096)	2,116,262
Total Steel Dynamics, Inc. equity	2,448,999	845,095	274,205	(1,119,300)	2,448,999
Noncontrolling interests	—	—	(38,262)	—	(38,262)
Total equity	2,448,999	845,095	235,943	(1,119,300)	2,410,737
Total liabilities and equity	$4,917,526	$3,150,294	$719,254	$(3,051,164)	$5,735,910

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$322,707	$41,675	$11,535	$—	$375,917
Investments in short-term commercial paper	31,520	—	—	—	31,520
Accounts receivable, net	277,428	772,868	11,293	(419,226)	642,363
Inventories	564,882	536,331	107,422	(6,128)	1,202,507
Other current assets	51,268	7,253	4,006	(18,609)	43,918
Total current assets	1,247,805	1,358,127	134,256	(443,963)	2,296,225
Property, plant and equipment, net	1,017,587	664,332	551,903	(2,624)	2,231,198
Intangible assets, net	—	416,635	—	—	416,635
Goodwill	—	738,542	—	—	738,542
Other assets, including investments in subs	2,768,360	30,862	9,189	(2,675,595)	132,816
Total assets	$5,033,752	$3,208,498	$695,348	$(3,122,182)	$5,815,416

Accounts payable	$150,191	$219,415	$56,472	$(65,981)	$360,097
Accrued expenses	144,719	98,484	9,877	(33,131)	219,949
Current maturities of long-term debt	14,237	300	52,595	(37,501)	29,631
Total current liabilities	309,147	318,199	118,944	(136,613)	609,677
Long-term debt	2,140,958	—	169,223	(137,575)	2,172,606
Other liabilities	178,182	2,087,957	41,581	(1,751,243)	556,477

Redeemable noncontrolling interests	—	—	98,814	—	98,814

Common stock	637	33,896	18,121	(52,017)	637
Treasury stock	(720,479)	—	—	—	(720,479)
Additional paid-in-capital	1,037,687	117,737	476,677	(594,414)	1,037,687
Retained earnings (deficit)	2,087,620	650,709	(200,389)	(450,320)	2,087,620
Total Steel Dynamics, Inc. equity	2,405,465	802,342	294,409	(1,096,751)	2,405,465
Noncontrolling interests	—	—	(27,623)	—	(27,623)
Total equity	2,405,465	802,342	266,786	(1,096,751)	2,377,842
Total liabilities and equity	$5,033,752	$3,208,498	$695,348	$(3,122,182)	$5,815,416

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
June 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$836,805	$1,998,513	$88,039	$(1,122,017)	$1,801,340
Costs of goods sold	753,761	1,900,497	107,814	(1,108,424)	1,653,648
Gross profit (loss)	83,044	98,016	(19,775)	(13,593)	147,692
Selling, general and administrative	24,916	54,764	2,673	(3,859)	78,494
Operating income (loss)	58,128	43,252	(22,448)	(9,734)	69,198
Interest expense, net of capitalized interest	20,148	10,751	1,789	(1,223)	31,465
Other (income) expense, net	(1,533)	214	(1,149)	1,222	(1,246)
Income (loss) before income taxes and equity in net loss of subsidiaries	39,513	32,287	(23,088)	(9,733)	38,979
Income taxes (benefit)	5,621	12,214	1,382	(3,511)	15,706
	33,892	20,073	(24,470)	(6,222)	23,273
Equity in net loss of subsidiaries	(4,934)	—	—	4,934	—
Net loss attributable to noncontrolling interests	—	—	5,685	—	5,685
Net income (loss) attributable to Steel Dynamics, Inc.	$28,958	$20,073	$(18,785)	$(1,288)	$28,958

For the three months ended,			Combined	Consolidating	Total
June 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$926,791	$2,181,236	$36,022	$(1,234,246)	$1,909,803
Costs of goods sold	804,586	2,084,159	56,063	(1,217,141)	1,727,667
Gross profit (loss)	122,205	97,077	(20,041)	(17,105)	182,136
Selling, general and administrative	24,703	52,935	4,449	(3,650)	78,437
Operating income (loss)	97,502	44,142	(24,490)	(13,455)	103,699
Interest expense, net of capitalized interest	27,213	13,605	1,739	(1,451)	41,106
Other (income) expense, net	(2,695)	194	(844)	1,453	(1,892)
Income (loss) before income taxes and equity in net loss of subsidiaries	72,984	30,343	(25,385)	(13,457)	64,485
Income taxes (benefit)	18,710	11,552	18	(5,100)	25,180
	54,274	18,791	(25,403)	(8,357)	39,305
Equity in net loss of subsidiaries	(9,802)	—	—	9,802	—
Net loss attributable to noncontrolling interests	—	—	5,167	—	5,167
Net income (loss) attributable to Steel Dynamics, Inc.	$44,472	$18,791	$(20,236)	$1,445	$44,472

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

For the six months ended,			Combined	Consolidating	Total
June 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,664,006	$4,014,000	$154,409	$(2,235,379)	$3,597,036
Costs of goods sold	1,460,148	3,814,555	203,755	(2,205,378)	3,273,080
Gross profit (loss)	203,858	199,445	(49,346)	(30,001)	323,956
Selling, general and administrative	53,602	108,756	4,811	(8,643)	158,526
Operating income (loss)	150,256	90,689	(54,157)	(21,358)	165,430
Interest expense, net of capitalized interest	42,194	22,790	3,490	(2,380)	66,094
Other (income) expense, net	(2,353)	14	(2,332)	2,379	(2,292)
Income (loss) before income taxes and equity in net loss of subsidiaries	110,415	67,885	(55,315)	(21,357)	101,628
Income taxes (benefit)	17,015	25,133	2,081	(7,126)	37,103
	93,400	42,752	(57,396)	(14,231)	64,525
Equity in net loss of subsidiaries	(16,227)	—	—	16,227	—
Net loss attributable to noncontrolling interests	—	—	12,648	—	12,648
Net income (loss) attributable to Steel Dynamics, Inc.	$77,173	$42,752	$(44,748)	$1,996	$77,173

For the six months ended,			Combined	Consolidating	Total
June 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,839,984	$4,489,392	$82,857	$(2,520,390)	$3,891,843
Costs of goods sold	1,590,153	4,283,057	119,957	(2,484,724)	3,508,443
Gross profit (loss)	249,831	206,335	(37,100)	(35,666)	383,400
Selling, general and administrative	52,269	107,490	6,908	(6,782)	159,885
Operating income (loss)	197,562	98,845	(44,008)	(28,884)	223,515
Interest expense, net of capitalized interest	54,430	27,211	3,449	(2,872)	82,218
Other (income) expense, net	8,074	(870)	(1,721)	2,873	8,356
Income (loss) before income taxes and equity in net loss of subsidiaries	135,058	72,504	(45,736)	(28,885)	132,941
Income taxes (benefit)	34,580	27,686	371	(10,778)	51,859
	100,478	44,818	(46,107)	(18,107)	81,082
Equity in net loss of subsidiaries	(10,331)	—	—	10,331	—
Net loss attributable to noncontrolling interests	—	—	9,065	—	9,065
Net income (loss) attributable to Steel Dynamics, Inc.	$90,147	$44,818	$(37,042)	$(7,776)	$90,147

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the six months ended,			Combined	Consolidating	Total
June 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(6,011)	$98,049	$(39,730)	$10,117	$62,425
Net cash used in investing activities	(62,083)	(24,118)	(9,484)	35,900	(59,785)
Net cash provided by (used in) financing activities	(40,896)	(100,880)	52,989	(46,017)	(134,804)
Increase (decrease) in cash and equivalents	(108,990)	(26,949)	3,775	—	(132,164)
Cash and equivalents at beginning of period	322,707	41,675	11,535	—	375,917
Cash and equivalents at end of period	$213,717	$14,726	$15,310	$—	$243,753

For the six months ended,			Combined	Consolidating	Total
June 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$24,722	$116,105	$(23,941)	$5,134	$122,020
Net cash provided by (used in) investing activities	8,922	(55,747)	(54,773)	55,052	(46,546)
Net cash provided by (used in) financing activities	(29,910)	(13,809)	58,608	(60,186)	(45,297)
Increase (decrease) in cash and equivalents	3,734	46,549	(20,106)	—	30,177
Cash and equivalents at beginning of period	301,073	58,699	30,989	—	390,761
Cash and equivalents at end of period	$304,807	$105,248	$10,883	$—	$420,938

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to the steel and recycled metals markets, our revenues, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of a recurrent slowing in industrial demand; (2) changes in economic conditions, either generally or in any of the steel or scrap-consuming sectors which affect demand for our products, including the strength of the non-residential and residential construction, automotive, appliance, and other steel-consuming industries; (3) fluctuations in the cost of key raw materials (including steel scrap, iron units, and energy costs) and our ability to pass-on any cost increases; (4) the impact of domestic and foreign import price competition; (5) risks and uncertainties involving product and/or technology development; and (6) occurrences of unexpected plant outages or equipment failures.

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

Overview

Net income was $29.0 million, or $0.13 per diluted share, during the second quarter of 2013, compared with net income of $44.5 million, or $0.20 per diluted share, during the second quarter of 2012, and net income of $48.2 million, or $0.21 per diluted share, during the first quarter of 2013. Our net sales decreased $108.5 million, or 6%, to $1.8 billion in the second quarter of 2013 versus the second quarter of 2012, while net sales increased $5.6 million, or less than 1%, versus the first quarter of 2013. Our gross profit percentage was 8% during the second quarter of 2013 as compared to 10% for both the second quarter of 2012 and the first quarter of 2013.

Second quarter 2013 external steel shipments decreased 1% as compared to the second quarter of 2012 (with total sheet products shipments increasing 2% and long products shipments decreasing 3%), and external ferrous scrap shipments decreased 4% and external nonferrous scrap shipments decreased 3%. Conversely, steel fabrication external shipments increased 10% in the second quarter of 2013 compared to the same period in 2012. Operating income decreased 33% to $69.2 million in the second quarter 2013, as compared to the same period in 2012, due primarily to reduced operating income from our steel operations as product pricing decreased more than raw material costs.

Comparing the second quarter of 2013 to the first quarter of 2013, external steel shipments increased 4% while external ferrous scrap shipments were flat, and external nonferrous scrap shipments decreased 10%. Steel fabrication continued its trend of increasing external shipments, showing an 11% sequential-quarter gain. Consolidated quarterly operating income decreased 28% sequentially, due primarily to lower steel metal spreads, as decreased steel prices more than offset slightly increased volume. Modest growth in the overall construction market continued in the second quarter of 2013 and supported improved shipments for our fabrication operations.

Segment Operating Results 2013 vs. 2012 (dollars in thousands)

	Three Months Ended			First	Sequential	Six Months Ended
	June 30,			Quarter	Quarter	June 30,
	2013	% Change	2012	2013	% Change	2013	% Change	2012

Net sales:
Steel	$1,143,913	(9)%	$1,260,223	$1,122,360	2%	$2,266,273	(9)%	$2,494,702
Metals recycling and ferrous resources	861,158	(6)%	920,456	897,492	(4)%	1,758,650	(13)%	2,031,576
Steel fabrication	104,159	9%	95,767	94,375	10%	198,534	16%	170,663
Other	28,122	38%	20,391	24,854	13%	52,976	19%	44,480
	2,137,352		2,296,837	2,139,081		4,276,433		4,741,421
Intra-company	(336,012)		(387,034)	(343,385)		(679,397)		(849,578)
Consolidated	$1,801,340	(6)%	$1,909,803	$1,795,696	—%	$3,597,036	(8)%	$3,891,843

Operating income (loss):
Steel	$85,545	(37)%	$136,597	$119,301	(28)%	$204,846	(25)%	$273,905
Metals recycling and ferrous resources	(7,251)	63%	(19,371)	(9,824)	26%	(17,075)	(12)%	(15,208)
Steel fabrication	2,330	1,107%	193	1,530	52%	3,860	256%	(2,475)
Other	(14,434)	2%	(14,673)	(16,439)	12%	(30,873)	2%	(31,535)
	66,190	(36)%	102,746	94,568	(30)%	160,758	(28)%	224,687
Eliminations	3,008		953	1,664		4,672		(1,172)
Consolidated	$69,198	(33)%	$103,699	$96,232	(28)%	$165,430	(26)%	$223,515

Steel Operations

Steel Operations.  Steel operations consist of our five electric-arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture and industrial machinery markets. In the second quarter of 2013 and 2012, our steel operations accounted for 61% and 63% of our external net sales, respectively. Operating income for the steel segment decreased $51.1 million, or 37%, to $85.5 million in the second quarter of 2013, compared to the same period of 2012. While segment shipments were flat, gross margin, and thus operating income, decreased 33% primarily due to a $76 decrease in average segment selling prices per ton shipped versus only a $41 per ton decrease in the average cost of ferrous scrap consumed in the second quarter of 2013, as compared to the second quarter of 2012. Continued domestic oversupply, combined with increased import activity, has caused selling values to decrease more than raw material costs, resulting in compressed metal spreads and margins.

Operating income for the steel segment decreased $69.1 million, or 25%, to $204.8 million in the first half of 2013, compared to the same period of 2012. Gross margin, and correspondingly operating income, decreased 22% primarily due to a $82 decrease in average segment selling prices per ton shipped versus only a $54 per ton decrease in average ferrous scrap cost melted in the first half of 2013, as compared to the first half of 2012.

Steel Operations Shipments (tons)

	Three Months Ended				First		Six Months Ended
	June 30,				Quarter		June 30,
	2013		2012		2013		2013		2012

Flat Roll Division	720,582		706,944		704,290		1,424,872		1,365,449
The Techs	179,217		171,437		151,137		330,354		316,052
Sheet products	899,799	59%	878,381	58%	855,427	58%	1,755,226	59%	1,681,501	57%

Structural and Rail Division	286,974		252,524		280,897		567,871		513,530
Engineered Bar Products Division	123,919		166,208		112,821		236,740		323,697
Roanoke Bar Division	134,001		149,010		139,950		273,951		300,306
Steel of West Virginia	77,975		74,456		80,707		158,682		151,668
Long products	622,869	41%	642,198	42%	614,375	42%	1,237,244	41%	1,289,201	43%

Total shipments	1,522,668		1,520,579		1,469,802		2,992,470		2,970,702
Intra-segment shipments	(35,031)	(2)%	(29,560)	(2)%	(32,090)	(2)%	(67,121)	(2)%	(57,617)	(2)%
Segment shipments	1,487,637		1,491,019		1,437,712		2,925,349		2,913,085
Intra-company shipments	(91,257)	(6)%	(77,315)	(5)%	(93,280)	(6)%	(184,537)	(6)%	(143,434)	(5)%
External shipments	1,396,380		1,413,704		1,344,432		2,740,812		2,769,651

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

Long Products.  Our Structural and Rail Division sells structural steel beams and pilings to the construction market, as well as standard-grade rail to the railroad industry. Our Engineered Bar Products Division primarily sells engineered, special-bar-quality and merchant bar quality rounds, and round-cornered squares. Our Roanoke Bar Division primarily sells merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections.

Net sales for the steel segment decreased $116.3 million, or 9%, in the second quarter of 2013 when compared to the second quarter of 2012, as segment shipments were flat but average selling prices decreased 9%, or $76 per ton. There was also a shift in sales mix as sheet product shipments increased 2%, and long product shipments decreased 3% as the increases in rail and other structural steel products were more than offset by decreases in special-bar-quality and merchant steel products. Net sales for the steel segment decreased $228.4 million, or 9%, in the first half of 2013 when compared to the first half of 2012, as segment shipments increased modestly, but selling prices decreased 10%, or $82 per ton.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations decreased $41 in the second quarter of 2013, compared with the second quarter of 2012. During the second quarter of 2013 and 2012, respectively, our metallic raw material costs represented 64% and 67% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations decreased $54 in the first half of 2013 compared with the first half of 2012, and represented 65% and 68%, respectively, of our steel operations’ manufacturing costs, excluding the operations of The Techs.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment primarily includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota iron operations. Our metals recycling and ferrous resources operations segment accounted for 33% and 31% of our external net sales in the second quarter of 2013 and 2012, respectively. Operating loss for the metals recycling and ferrous resources operations segment decreased $12.1 million compared to the second quarter of 2012, due primarily to increased metal spreads in metals recycling which more than offset decreases in ferrous and nonferrous volumes. Operating income for metals recycling increased $12.2 million in the first half of 2013 to $29.8 million compared to the first half of 2012.

Metals Recycling and Ferrous Resources Operations Shipments

	Three Months Ended		First	Six Months Ended
	June 30,		Quarter	June 30,
	2013	2012	2013	2013	2012
Ferrous metal (gross tons)
Total	1,334,390	1,486,222	1,342,929	2,677,319	3,069,062
Intra-segment	(1,237)	(2,007)	(1,969)	(3,206)	(2,920)
Segment shipments	1,333,153	1,484,215	1,340,960	2,674,113	3,066,142
Intra-company	(547,031)	(664,661)	(551,921)	(1,098,952)	(1,427,515)
External shipments	786,122	819,554	789,039	1,575,161	1,638,627
Nonferrous metals (thousands of pounds)
Total and segment shipments	254,495	258,932	279,656	534,151	550,568
Intra-company	(6,737)	(4,598)	(3,529)	(10,266)	(6,556)
External shipments	247,758	254,334	276,127	523,885	544,012

Mesabi Nugget (metric tons)	44,454	33,840	59,685	104,139	80,070

Iron Dynamics (metric tons) — intra-company	66,285	59,103	64,685	130,970	115,731

Metals Recycling.  Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 92% and 95% of this segment’s net sales during the second quarter of 2013 and 2012, respectively.

During the second quarter of 2013, metals recycling recorded sales of $794.8 million on shipments of 1.3 million gross tons of ferrous metals and 254.5 million pounds of nonferrous metals, compared with sales of $876.7 million on shipments of 1.5 million gross tons of ferrous and 258.9 million pounds of nonferrous metals during the same period in 2012. During the second quarter of 2013 and 2012, the metals recycling operations provided approximately 39% and 52%, respectively, of the steel scrap purchased by our steel mills. This represented 41% and 45% of the metals recycling operations’ ferrous shipments for the second quarter of 2013 and 2012, respectively. Sales prices of ferrous metals decreased 5% in the second quarter of 2013 versus the same period in 2012, while nonferrous sales prices increased 6% for the same periods. During the first half of 2013, metals recycling recorded sales of $1.6 billion on shipments of 2.7 million gross tons of ferrous metals and 534.2 million pounds of nonferrous metals, compared with sales of $1.9 billion on shipments of 3.1 million gross tons of ferrous metals and 550.6 million pounds of nonferrous metals during the same period in 2012. Sales prices of ferrous metals decreased 12% in the first half of 2013 versus the same period in 2012, while nonferrous sales prices increased 3% for the same periods.

Operating income for metals recycling increased $11.5 million in the second quarter of 2013 to $10.3 million compared to the second quarter of 2012 despite decreased volumes, due to a 22% increase in ferrous metal margins and decreased operating expenses.

Operating income for metals recycling increased $12.2 million in the first half of 2013, to $29.8 million, compared to the first half of 2012. The impact of decreased volumes in both ferrous and nonferrous metals in the first half of 2013 as compared to the first half of 2012, were offset by increases in metal spreads of both ferrous and nonferrous metals during the same periods and reduced operating expenses.

Ferrous Resources.  Our ferrous resources operations consist of our two ironmaking initiatives: Iron Dynamics and our Minnesota iron operations. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our future potential iron mining operations which is currently in the permitting process, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Since that time, we have continued to refine this pioneering production process and changed equipment configurations to increase production, improve quality, and increase plant availability. A planned six-week outage in the fall of 2012 was used to complete the groundwork necessary for the implementation of further improvements which were made in the second quarter of 2013 during a planned outage of approximately a month. These modifications are expected to improve production volume. The facility’s designed annual production capacity is 500,000 metric tons. In the second quarter of 2013 and 2012, Mesabi Nugget produced 44,000 metric tons  and 37,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. Our iron tailings operation, Mining Resources, started operations in September of 2012 and expects to be at full capacity by the end of 2013. This operation provides iron ore tailings to be concentrated for use by Mesabi Nugget as low-cost iron concentrate in the nugget production process. This is critical to our Minnesota operations as we will be able to benefit from the use of lower-cost iron concentrate rather than much higher priced third-party material. Losses from our Minnesota iron operations reduced our net income in the second quarter of 2013 by approximately $9.3 million, $1.6 million less than in the second quarter of 2012. For the first half of 2013, losses from our Minnesota iron operations reduced our net income by approximately $23.2 million, compared with $20.6 million in the first half of 2012.

Steel Fabrication Operations

Our steel fabrication operations represent the company’s New Millennium Building Systems’ plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 6% and 5% of our external net sales during the second quarter of 2013 and 2012, respectively. The segment achieved operating income of $2.3 million in the second quarter of 2013, compared to $193,000 in the second quarter of 2012. Modest selling price decreases were more than offset by higher sales volumes and improved metal margins. The segment had operating income of $3.9 million in the first half of 2013, compared to a loss of $2.5 million in the first half of 2012. The 256% increase in operating income is due to 19% increases in sales volume and metal spread.

Net sales for the segment increased $8.4 million, or 9%, in the second quarter of 2013 compared to the second quarter of 2012, as volumes increased 11%. However, the segment’s average selling price per ton shipped decreased $23, or 2%, during the same period. Increased second quarter 2013 shipments were the result of continued modest improvement in the non-residential construction market and market share gains. Net sales for the segment increased $27.9 million, or 16%, in the first half of 2013 compared to the first half of 2012, as volumes increased 19%.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the second quarter of 2013 and 2012, the cost of steel products purchased represented 77% and 84% of the total cost of manufacturing for our steel fabrication operations, respectively; while the average cost of steel consumed decreased in the second quarter of 2013, as compared to the same period in 2012, by $111 per ton. During the first half of 2013 and 2012, the cost of steel products purchased represented 77% and 81% of the total cost of manufacturing, respectively; while the average cost of steel consumed decreased to date in 2013, as compared to the same period in 2012, by $87 per ton.

Second Quarter Consolidated Results 2013 vs. 2012

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $78.2 million during the second quarter of 2013, as compared to $78.4 million during the second quarter of 2012. Our selling, general and administrative expenses represented 4% of our total net sales during both the second quarter of 2013 and 2012.

Interest Expense, net of Capitalized Interest.  During the second quarter of 2013, gross interest expense decreased $8.8 million to $32.5 million, and capitalized interest increased $802,000, to $1.0 million, when compared to the same period in 2012. The interest capitalized during these periods relates to construction activities at our various operating segments.  The decrease in gross interest expense is due to refinancing activities that reduced outstanding debt by $175 million during the third quarter of 2012 and $100 million during April 2013 and decreased the interest rate on $1.2 billion of senior notes that were refinanced.

Other Expense (Income), net.  Other income was $1.2 million during the second quarter of 2013, as compared to $1.9 million during the same period in 2012.

Income Taxes.  During the second quarter of 2013, our income tax expense was $15.7 million with an effective tax rate of 40.3%, as compared to $25.2 million with an effective tax rate of 39.0%, during the same period in 2012. The higher effective tax rate in the second quarter of 2013 is due to the impact on the effective tax rate of higher proportional noncontrolling interest losses in the second quarter of 2013, as compared to the same period in 2012.

First Six Months Consolidated Results 2013 vs. 2012

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $158.2 million during the first six months of 2013, as compared to $159.9 million during the first six months of 2012, a decrease of $1.7 million, or nearly 1%. Our selling, general and administrative expenses represented 4% of our total net sales during both the first six months of 2013 and 2012. The decrease in our selling, general and administrative expenses during the first six months of 2013 as compared to the same period in 2012 was due primarily to decreased profit sharing, consistent with the lower levels of profitability in the first six months of 2013.

Interest Expense, net of Capitalized Interest.  During the first six months of 2013, gross interest expense decreased $14.8 million to $67.9 million, and capitalized interest increased $1.3 million, to $1.8 million, when compared to the same period in 2012. The interest capitalized during these periods relates to construction activities at our various operating segments. The decrease in gross interest expense is due to refinancing activities that reduced outstanding debt by $175 million during the third quarter of 2012 and $100 million during April 2013 and decreased the interest rate on $1.2 billion of senior notes that were refinanced.

Other Expense (Income), net.  Other income was $2.3 million during the first six months of 2013, as compared to other expense of $8.4 million during the same period in 2012. We recorded charges of $13.9 million in the first six months of 2012 related to the partial tender of our 7 3/8% Senior Notes, while we recorded charges of $2.6 million in the first six months of 2013 related to the partial tender and early repayment of the remaining amount of our 6 3/4% Senior Notes.

Income Taxes.  During the first six months of 2013, our income tax expense was $37.1 million with an effective tax rate of 36.5%, as compared to $51.9 million with an effective tax rate of 39.0% during the same period in 2012. The lower effective tax rate in the first six months of 2013 is due to a favorable adjustment related to 2012 research and development tax credits that were enacted into the tax code in January 2013.

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

Working Capital. Trade receivables increased $130.8 million during the first half of 2013 related to increased sales in the second quarter of 2013, when compared to the fourth quarter of 2012, as days sales outstanding remained consistent. Total inventories decreased $34.0 million, or 3%, to $1.2 billion. Our raw materials, primarily steel scrap inventories, decreased by approximately $36.0 million during the first half of 2013, with scrap volumes increasing by 110,000 gross tons (16%), and costs per gross ton decreasing 20%. Our work-in-process and finished goods inventories increased $1.4 million, with volumes increasing by 29,000 tons (almost 7%). Our trade payables and general accruals decreased $34.4 million, or 6%, during the first half of 2013, as 2012 profit sharing and bonus amounts were paid in the first quarter of 2013, and estimated tax payments were made in the second quarter of 2013.

Capital Investments.  During the first half of 2013, we invested $94.6 million in property, plant and equipment, of which over half related to announced growth or expansion projects at three of our steel mills and OmniSource. We estimate total capital expenditures for 2013 to be in the range of $200 million.

Capital Resources and Long-term Debt.  On March 26, 2013, we issued $400.0 million of 5 1/4% Senior Notes due 2023 (2023 Notes). Interest on the 2023 Notes is due semiannually on April 15 and October 15, with the first payment due on October 15, 2013. The 2023 Notes are redeemable at any time after April 15, 2018. The redemption price (expressed as a percentage of principal amount) is 102.625% during the period April 15, 2018 to April 14, 2019; 101.750% during the period April 15, 2019 to April 14, 2020; 100.875% during the period April 15, 2020 to April 14, 2021; and 100% on and after April 15, 2021, plus accrued interest to the redemption date. In addition, at any time before April 15, 2016, we may redeem up to 35% of the principal amount of the 2023 Notes with the net cash proceeds from one or more sales of our common stock at a redemption price (expressed as a percentage of principal amount) of 105.250%, plus accrued interest to the redemption date. The 2023 Notes are unsecured and rank pari passu with all existing and future senior unsubordinated unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

A portion of the proceeds from the issuance of the 2023 Notes was used to fund the March 26, 2013 purchase of $301.7 million (plus accrued interest) of our 6 3/4% Senior Notes due 2015 (2015 Notes) pursuant to a tender offer. On April 9, 2013, we used the remaining proceeds from the issuance of the 2023 Notes, along with available cash, to repay the remaining outstanding 2015 Notes due at a price of 100% of the principal amount of $198.3 million (plus accrued interest). As a result of this refinancing activity, our overall outstanding debt decreased $100.0 million, we further extended and laddered our debt maturities, and we reduced our overall effective interest rate.

During the first half of 2013, our total outstanding debt decreased $103.8 million to $2.1 billion. As a result, our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity, decreased to 45.5% at June 30, 2013, from 47.3% at December 31, 2012.

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

The outstanding balance on the Revolver must be the lesser of $1.1 billion less other applicable commitments such as letters of credit and other secured debt, as defined within the Facility or the sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments. At June 30, 2013, we had $1.1 billion of availability on the Revolver, $14.0 million of outstanding letters of credit and other obligations which reduce availability, and no outstanding borrowings.

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

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the leverage ratio exceeds 3.50:1:00 at any time, our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At June 30, 2013, our interest coverage ratio and net debt leverage ratio were 4.22:1.00 and 3.21:1.00, respectively. We were therefore in compliance with these covenants at June 30, 2013, and we anticipate we will continue to be in compliance during the remainder of the year.

Cash Dividends.  We declared cash dividends of $48.5 million, or $0.22 per common share ($0.11 per common share each quarter), during the first half of 2013, a 10% increase over the $0.20 per common share, or $43.8 million, dividends declared during the first half of 2012. We paid cash dividends of $46.2 million and $43.8 million during the first half of 2013 and 2012, respectively. Our board of directors approves the payment of dividends on a quarterly basis. During the remainder of 2013, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

Other.  Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flows, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flows from operations, together with other available sources of funds, including additional borrowings under our senior secured credit agreement through its term, which expires in September 2016, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements, and anticipated capital expenditures.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the periods ended June 30, 2013 or 2012.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for certain commodities such as electricity, natural gas and its transportation, fuel, zinc, and iron concentrate. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 33 months for physical commodity requirements and for up to 9 years for commodity transportation requirements. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2013. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At June 30, 2013, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or supplier. At June 30, 2013, we had a cumulative unrealized gain associated with these financial contracts of $1.3 million, substantially all of which have a settlement date within the next twelve months. We believe the customer and supplier contracts associated with the financial contracts will be fully consummated.

ITEM 4.                   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 7, 2013

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)