Form 10-Q
period 2013-09-30
STEEL DYNAMICS INC
filed 2013-11-08
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, Registrant had 221,984,201 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and equivalents	$370,056	$375,917
Investments in short-term commercial paper	—	31,520
Accounts receivable, net	722,867	599,499
Accounts receivable-related parties	50,006	42,864
Inventories	1,192,032	1,202,507
Deferred income taxes	25,228	23,449
Other current assets	25,126	20,469
Total current assets	2,385,315	2,296,225

Property, plant and equipment, net	2,241,067	2,231,198

Restricted cash	23,016	27,749
Intangible assets, net	393,531	416,635
Goodwill	733,650	738,542
Other assets	97,726	105,067
Total assets	$5,874,305	$5,815,416

Liabilities and Equity
Current liabilities
Accounts payable	$411,201	$344,953
Accounts payable-related parties	15,205	15,144
Income taxes payable	7,649	16,941
Accrued payroll and benefits	79,589	85,802
Accrued interest	23,060	35,306
Accrued expenses	82,157	81,900
Current maturities of long-term debt	335,341	29,631
Total current liabilities	954,202	609,677

Long-term debt
Term note	226,875	247,500
Senior notes	1,500,000	1,600,000
Convertible senior notes	—	287,496
Other long-term debt	46,744	37,610
Total long-term debt	1,773,619	2,172,606

Deferred income taxes	565,798	537,304
Other liabilities	22,898	19,173
Commitments and contingencies
Redeemable noncontrolling interests	110,054	98,814

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 257,314,197 and 255,592,901 shares issued; and 221,349,383 and 219,522,655 shares outstanding, as of September 30, 2013 and December 31, 2012, respectively	641	637
Treasury stock, at cost; 35,964,814 and 36,070,246 shares, as of September 30, 2013 and December 31, 2012, respectively	(718,373)	(720,479)
Additional paid-in capital	1,060,780	1,037,687
Retained earnings	2,149,389	2,087,620
Total Steel Dynamics, Inc. equity	2,492,437	2,405,465
Noncontrolling interests	(44,703)	(27,623)
Total equity	2,447,734	2,377,842
Total liabilities and equity	$5,874,305	$5,815,416

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales
Unrelated parties	$1,838,464	$1,624,561	$5,302,285	$5,359,753
Related parties	73,274	68,829	206,489	225,480
Total net sales	1,911,738	1,693,390	5,508,774	5,585,233

Costs of goods sold	1,714,546	1,536,989	4,987,626	5,045,432
Gross profit	197,192	156,401	521,148	539,801

Selling, general and administrative expenses	67,553	62,984	198,171	188,603
Profit sharing	8,469	3,954	19,891	20,237
Amortization of intangible assets	7,897	8,848	24,075	26,831
Impairment charges	—	7,894	308	7,894
Total selling, general and administrative expenses	83,919	83,680	242,445	243,565

Operating income	113,273	72,721	278,703	296,236

Interest expense, net of capitalized interest	30,970	41,490	97,064	123,708
Other expense (income), net	(1,852)	24,010	(4,144)	32,366

Income before income taxes	84,155	7,221	185,783	140,162
Income taxes	33,065	1,116	70,168	52,975

Net income	51,090	6,105	115,615	87,187

Net loss attributable to noncontrolling interests	6,396	6,728	19,044	15,793

Net income attributable to Steel Dynamics, Inc.	$57,486	$12,833	$134,659	$102,980

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$0.26	$0.06	$0.61	$0.47

Weighted average common shares outstanding	220,926	219,191	220,464	219,097

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$0.25	$0.06	$0.59	$0.47

Weighted average common shares and share equivalents outstanding	239,001	220,044	238,497	236,536

Dividends declared per share	$0.11	$0.10	$0.33	$0.30

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating activities:
Net income	$51,090	$6,105	$115,615	$87,187

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,202	58,953	172,089	170,027
Equity-based compensation	2,515	738	9,612	9,463
Impairment charges	—	7,894	308	7,894
Deferred income taxes	9,861	34,633	31,608	54,464
(Gain) loss on disposal of property, plant and equipment	1,739	(152)	944	(565)
Changes in certain assets and liabilities:
Accounts receivable	254	2,690	(130,510)	15,604
Inventories	(23,648)	43,005	10,360	6,702
Other assets	(1,727)	(7,484)	8,414	(4,917)
Accounts payable	59,801	6,920	52,419	(19,015)
Income taxes receivable/payable	16,354	25,993	(9,972)	16,917
Accrued expenses and liabilities	8,825	(61,929)	(15,196)	(104,375)
Net cash provided by operating activities	183,266	117,366	245,691	239,386

Investing activities:
Purchases of property, plant and equipment	(52,162)	(58,342)	(146,744)	(158,686)
Proceeds from maturity of short-term commercial paper	—	9,998	31,520	84,830
Other investing activities	844	655	4,121	(20,379)
Net cash used in investing activities	(51,318)	(47,689)	(111,103)	(94,235)

Financing activities:
Issuance of current and long-term debt	9,526	760,000	418,819	1,049,969
Repayment of current and long-term debt	(4,097)	(946,858)	(512,100)	(1,252,202)
Debt issuance costs	—	(11,625)	(6,192)	(13,813)
Proceeds from exercise of stock options, including related tax effect	7,925	583	18,516	2,021
Contributions from noncontrolling investors, net	5,275	16,320	10,972	30,943
Dividends paid	(24,274)	(21,915)	(70,464)	(65,710)
Net cash used in financing activities	(5,645)	(203,495)	(140,449)	(248,792)

Increase (decrease) in cash and equivalents	126,303	(133,818)	(5,861)	(103,641)
Cash and equivalents at beginning of period	243,753	420,938	375,917	390,761

Cash and equivalents at end of period	$370,056	$287,120	$370,056	$287,120

Supplemental disclosure information:
Cash paid for interest	$40,075	$42,413	$107,390	$123,973
Cash paid for federal and state income taxes, net	$3,022	$3,629	$41,547	$43,976

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia (SWVA) and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. The company’s steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation and industrial machinery markets. Steel operations accounted for approximately 61% and 62% of the company’s external net sales during the three-month periods ended September 30, 2013 and 2012, respectively, and 60% and 62% of the company’s external net sales during the ninth-month periods ended September 30, 2013 and 2012, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations include OmniSource Corporation (OmniSource), the company’s metals recycling, steel scrap procurement, and processing locations, and our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility; and our Minnesota iron operations, an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. Metals recycling and ferrous resources operations accounted for approximately 32% and 31% of the company’s external net sales during the three-month periods ended September 30, 2013 and 2012, respectively, and 33% and 32% of the company’s external net sales during the nine-month periods ended September 30, 2013 and 2012, respectively.

Steel Fabrication Operations.  Steel fabrication operations include the company’s New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 6% and 6% of the company’s external net sales during the three-month periods ended September 30, 2013 and 2012, respectively, and 6% and 5% of the company’s external net sales during the nine-month periods ended September 30, 2013 and 2012, respectively.

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

Goodwill.  The company’s goodwill is allocated to the following reporting units at September 30, 2013, and December 31, 2012, (in thousands):

	September 30,	December 31,
	2013	2012
OmniSource — Metals Recycling/Ferrous Resources Segment	$559,901	$564,793
The Techs — Steel Segment	142,783	142,783
Roanoke Bar Division — Steel Segment	29,041	29,041
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$733,650	$738,542

OmniSource goodwill decreased $4.9 million from December 31, 2012 to September 30, 2013, in recognition of the 2013 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted and deferred stock units, restricted shares, and dilutive shares related to the company’s 5.125% convertible senior notes. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 2.4 million and 6.5 million shares were anti-dilutive at September 30, 2013 and 2012, respectively. The computation of diluted earnings per share for the three-month period ended September 30, 2012 did not include the after-tax equivalent of interest of $2.4 million for the company’s 5.125% senior convertible notes, due 2014 and the related weighted average equivalent of 16.6 million shares, as the result would have been anti-dilutive.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended September 30,
	2013			2012
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$57,486	220,926	$0.26	$12,833	219,191	$0.06
Dilutive common share equivalents	—	1,366		—	853
5.125% convertible senior notes, net of tax	2,358	16,709		—	—
Diluted earnings per share	$59,844	239,001	$0.25	$12,833	220,044	$0.06

	Nine Months Ended September 30,
	2013			2012
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$134,659	220,464	$0.61	$102,980	219,097	$0.47
Dilutive common share equivalents	—	1,363		—	908
5.125% convertible senior notes, net of tax	7,074	16,670		7,074	16,531
Diluted earnings per share	$141,733	238,497	$0.59	$110,054	236,536	$0.47

Note 3.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined using a weighted average method for scrap, and a first-in, first-out basis for all other inventories.  Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$583,335	$594,388
Supplies	280,841	278,494
Work-in-progress	97,508	82,934
Finished goods	230,348	246,691
Total inventories	$1,192,032	$1,202,507

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Debt (Continued)

A portion of the proceeds from the issuance of the 2023 Notes was used to fund the March 26, 2013 purchase of $301.7 million (plus accrued interest) of the company’s 6 3/4% Senior Notes due 2015 (2015 Notes) pursuant to a tender offer. On April 9, 2013, the company used the remaining proceeds from the issuance of the 2023 Notes, along with available cash, to repay the remaining outstanding 2015 Notes due at a price of 100% of the principal amount of $198.3 million (plus accrued interest). As a result of the tender offer to purchase the 2015 Notes in March and the early payoff of the remaining balance of the 2015 Notes in April, the company recorded expenses related to tender premiums, unamortized debt issuance costs write-off, and tender expenses of $2.6 million, which is reflected in other expenses in the consolidated statement of income for the nine-month period ended September 30, 2013.

Note 5.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
	Common	Additional Paid-In	Retained	Treasury	Noncontrolling	Total	Redeemable Noncontrolling
	Stock	Capital	Earnings	Stock	Interests	Equity	Interests
Balances at January 1, 2013	$637	$1,037,687	$2,087,620	$(720,479)	$(27,623)	$2,377,842	$98,814
Proceeds from the exercise of stock options, including related tax effect	4	18,512	—	—	—	18,516	—
Dividends declared	—	—	(72,860)	—	—	(72,860)	—
Equity-based compensation and issuance of restricted stock	—	6,813	(30)	2,106	—	8,889	—
Acquisition of noncontrolling interest	—	(2,232)	—	—	2,232	—	—
Contributions from noncontrolling investors	—	—	—	—	126	126	11,240
Distributions to noncontrolling investors	—	—	—	—	(394)	(394)	—
Net income (loss)	—	—	134,659	—	(19,044)	115,615	—
Balances at September 30, 2013	$641	$1,060,780	$2,149,389	$(718,373)	$(44,703)	$2,447,734	$110,054

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

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on futures contracts, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of September 30, 2013 (MT represents metric tons and Lbs represents pounds):

Commodity Futures	Long/Short	Total
Aluminum	Long	2,300	MT
Aluminum	Short	2,225	MT
Copper	Long	2,710	MT
Copper	Short	8,448	MT
Silver	Short	686	Lbs

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments (Continued)

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in the company’s financial statements as of September 30, 2013, and December 31, 2012, and for the three and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivative instruments designated as fair value hedges -
Commodity futures	Other current assets	$413		$660

Derivative instruments not designated as hedges -
Commodity futures	Other current assets	$285	$4,024	$625	$1,854

Total derivative instruments		$698	$4,024	$1,285	$1,854

	Location of gain	Amount of gain (loss) recognized in income on derivatives for the three months ended		Hedged items	Location of gain (loss)	Amount of gain (loss) recognized in income on related hedged items for the three months ended
	(loss) recognized in income on derivatives	September 30, 2013	September 30, 2012	in fair value hedge relationships	recognized in income on related hedged item	September 30, 2013	September 30, 2012
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$381		Firm commitments	Costs of goods sold	$(1,736)
				Inventory	Costs of goods sold	364
						$(1,372)

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$(2,836)	$(9,085)

	Location of gain	Amount of gain (loss) recognized in income on derivatives for the nine months ended		Hedged items	Location of gain (loss)	Amount of gain (loss) recognized in income on related hedged items for the nine months ended
	(loss) recognized in income on derivatives	September 30, 2013	September 30, 2012	in fair value hedge relationships	recognized in income on related hedged item	September 30, 2013	September 30, 2012
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$7,773		Firm commitments	Costs of goods sold	$877
				Inventory	Costs of goods sold	(8,458)
						$(7,581)

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$3,793	$(6,810)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $312,000 and $199,000 during the three- and nine-month periods ended September 30, 2013, respectively; and a loss excluded from hedge effectiveness testing of $678,000 that increased costs of goods sold during the three-month period ended September 30, 2013, and a gain of $392,000 that reduced costs of goods sold during the nine-month period ended September 30, 2013.

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of  September 30, 2013, and December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Commodity futures — financial assets	$698	$—	$698	$—
Commodity futures — financial liabilities	1,285	—	1,285	—

December 31, 2012
Investments in short-term commercial paper	$31,520	$—	$31,520	$—
Commodity futures — financial assets	4,024	—	4,024	—
Commodity futures — financial liabilities	1,854	—	1,854	—

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of short-term commercial paper and commodity futures and options contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.2 billion and $2.3 billion (with a corresponding carrying amount in the consolidated balance sheets of $2.1 billion and $2.2 billion) at September 30, 2013 and December 31, 2012, respectively.

Note 8.  Commitments and Contingencies

The company is involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

The company is involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois in September 2008, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products between January 1, 2005, and the present.  The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  In addition, in December 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. That case has been removed to the federal court in Chicago that is hearing the main complaint. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  In January 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits, but this motion was denied in June 2009.  Following a period of preliminary discovery relating to class certification matters, Plaintiffs filed their Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs’ Motion for Class Certification, together with joint motions to exclude the expert opinions of both of Plaintiffs’ two retained experts. On October 15, 2013, Plaintiffs submitted their Reply papers, together with responses to Defendants’ Daubert motions. Additional briefing is anticipated on all issues related to the pending motions.  Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation. However, we have determined, based on the information available at this time, that there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity.

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

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment and intra-company sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2012, for more information related to the company’s segment reporting.  The company’s segment results for the three and nine-month periods ended September 30, 2013 and 2012 are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
September 30, 2013	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,102,048	$557,765	$119,134	$24,593		$—		$1,803,540
External Non-U.S.	60,381	47,616	—	201		—		108,198
Other segments	54,537	313,113	134	7,918		(375,702)		—
	1,216,966	918,494	119,268	32,712		(375,702)		1,911,738
Operating income (loss)	146,564	(17,135)	3,265	(17,274	)(1)	(2,147	)(2)	113,273
Income (loss) before income taxes	133,041	(24,567)	1,751	(23,922)		(2,148)		84,155
Depreciation and amortization	26,815	27,713	2,219	1,506		(51)		58,202
Capital expenditures	33,985	17,385	297	495		—		52,162

As of September 30, 2013
Assets	2,581,798	2,530,979	272,786	699,244	(3)	(210,502	)(4)	5,874,305
Liabilities	533,966	593,674	22,908	2,366,273	(5)	(200,304	)(6)	3,316,517

Footnotes related to the three months ended September 30, 2013 segment results (in millions):

(1) Corporate SG&A	$(9.2)
Company-wide equity-based compensation	(2.1)
Profit sharing	(7.4)
Other, net	1.4
Total	$(17.3)

(2) Gross profit reduction from intra-company sales	$(2.1)

(3) Cash and equivalents	$325.8
Deferred income taxes	25.2
Property, plant and equipment, net	72.9
Debt issuance costs, net	27.7
Intra-company debt	153.6
Other	94.0
Total	$699.2

(4) Elimination of intra-company receivables	$(46.9)
Elimination of intra-company debt	(153.6)
Other	(10.0)
Total	$(210.5)

(5) Accounts payable	$43.1
Income taxes payable	7.7
Accrued interest	22.9
Debt	2,041.8
Deferred income taxes	204.6
Other	46.2
Total	$2,366.3

(6) Elimination of intra-company payables	$(47.3)
Elimination of intra-company debt	(153.6)
Other	0.6
Total	$(200.3)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Segment Information (Continued)

For the three months ended		Metals Recycling /	Steel Fabrication
September 30, 2012	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$985,524	$475,547	$102,401	$17,156		$—		$1,580,628
External Non-U.S.	65,825	46,684	—	253		—		112,762
Other segments	48,157	268,137	41	4,864		(321,199)		—
	1,099,506	790,368	102,442	22,273		(321,199)		1,693,390
Operating income (loss)	106,927	(15,697)	3,141	(17,759	)(1)	(3,891	)(2)	72,721
Income (loss) before income taxes	88,394	(24,829)	1,225	(53,678)		(3,891)		7,221
Depreciation and amortization	25,937	26,449	2,100	4,518		(51)		58,953
Capital expenditures	14,625	42,370	1,005	342		—		58,342

As of September 30, 2012
Assets	2,523,616	2,586,568	249,988	597,297	(3)	(181,953	)(4)	5,775,516
Liabilities	482,348	507,367	18,143	2,505,036	(5)	(170,206	)(6)	3,342,688

Footnotes related to the three months ended September 30, 2012 segment results (in millions):

(1) Corporate SG&A	$(7.6)
Profit sharing	(2.9)
Impairment charges	(7.9)
Other, net	0.6
Total	$(17.8)

(2) Gross profit reduction from intra-company sales	$(3.9)

(3) Cash and equivalents	$246.8
Income taxes receivable	0.9
Deferred income taxes	28.2
Property, plant and equipment, net	75.7
Debt issuance costs, net	29.4
Intra-company debt	129.1
Other	87.2
Total	$597.3

(4) Elimination of intra-company receivables	$(35.8)
Elimination of intra-company debt	(129.1)
Other	(17.1)
Total	$(182.0)

(5) Accounts payable	$32.3
Income taxes payable	12.7
Accrued interest	28.9
Accrued profit sharing	15.5
Debt	2,156.2
Deferred income taxes	240.9
Other	18.5
Total	$2,505.0

(6) Elimination of intra-company payables	$(39.0)
Elimination of intra-company debt	(129.1)
Other	(2.1)
Total	$(170.2)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (Continued)

For the nine months ended		Metals Recycling /	Steel Fabrication
September 30, 2013	Steel Operations	Ferrous Resources	Operations	Other		Eliminations	Consolidated

Net Sales
External	$3,152,111	$1,653,975	$316,526	$64,792		$—	$5,187,404
External Non-U.S.	162,646	158,026	—	698		—	321,370
Other segments	168,482	865,143	1,276	20,198		(1,055,099)	—
	3,483,239	2,677,144	317,802	85,688		(1,055,099)	5,508,774
Operating income (loss)	351,410	(34,210)	7,125	(48,147	)(1)	2,525 (2)	278,703
Income (loss) before income taxes	309,780	(56,860)	2,475	(72,136)		2,524	185,783
Depreciation and amortization	79,698	81,553	6,455	4,536		(153)	172,089
Capital expenditures	93,244	49,999	2,000	1,501		—	146,744

Footnotes related to the nine months ended September 30, 2013 segment results (in millions):

(1) Corporate SG&A	$(26.3)
Company-wide equity-based compensation	(7.3)
Profit sharing	(16.5)
Other, net	2.0
Total	$(48.1)

(2) Gross profit increase from intra-company sales	$2.5

For the nine months ended		Metals Recycling /	Steel Fabrication
September 30, 2012	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$3,279,344	$1,643,522	$273,060	$54,071		$—		$5,249,997
External Non-U.S.	166,025	168,818	—	393		—		335,236
Other segments	148,839	1,009,604	45	12,290		(1,170,778)		—
	3,594,208	2,821,944	273,105	66,754		(1,170,778)		5,585,233
Operating income (loss)	380,832	(30,905)	666	(49,294	)(1)	(5,063	)(2)	296,236
Income (loss) before income taxes	325,521	(57,932)	(4,408)	(117,956)		(5,063)		140,162
Depreciation and amortization	78,405	78,114	6,007	7,654		(153)		170,027
Capital expenditures	26,848	127,133	3,502	1,203		—		158,686

Footnotes related to the nine months ended September 30, 2012 segment results (in millions):

(1) Corporate SG&A	$(22.4)
Company-wide stock option expense	(5.7)
Profit sharing	(15.3)
Impairment charges	(7.9)
Other, net	2.0
Total	$(49.3)

(2) Gross profit reduction from intra-company sales	$(5.1)

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

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of September 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$322,212	$37,710	$10,134	$—	$370,056
Investments in short-term commercial paper	—	—	—	—	—
Accounts receivable, net	311,333	900,928	35,210	(474,598)	772,873
Inventories	622,008	471,537	102,803	(4,316)	1,192,032
Other current assets	57,805	7,301	3,987	(18,739)	50,354
Total current assets	1,313,358	1,417,476	152,134	(497,653)	2,385,315
Property, plant and equipment, net	1,042,112	634,552	566,873	(2,470)	2,241,067
Intangible assets, net	—	393,531	—	—	393,531
Goodwill	—	733,650	—	—	733,650
Other assets, including investments in subs	2,621,656	25,367	8,266	(2,534,547)	120,742
Total assets	$4,977,126	$3,204,576	$727,273	$(3,034,670)	$5,874,305

Accounts payable	$155,868	$257,009	$83,830	$(70,301)	$426,406
Accrued expenses	119,919	105,444	10,014	(42,922)	192,455
Current maturities of long-term debt	312,076	300	46,060	(23,095)	335,341
Total current liabilities	587,863	362,753	139,904	(136,318)	954,202
Long-term debt	1,732,445	—	202,825	(161,651)	1,773,619
Other liabilities	164,381	1,968,990	44,567	(1,589,242)	588,696

Redeemable noncontrolling interests	—	—	110,054	—	110,054

Common stock	641	33,896	18,121	(52,017)	641
Treasury stock	(718,373)	—	—	—	(718,373)
Additional paid-in-capital	1,060,780	117,737	525,230	(642,967)	1,060,780
Retained earnings (deficit)	2,149,389	721,200	(268,725)	(452,475)	2,149,389
Total Steel Dynamics, Inc. equity	2,492,437	872,833	274,626	(1,147,459)	2,492,437
Noncontrolling interests	—	—	(44,703)	—	(44,703)
Total equity	2,492,437	872,833	229,923	(1,147,459)	2,447,734
Total liabilities and equity	$4,977,126	$3,204,576	$727,273	$(3,034,670)	$5,874,305

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$322,707	$41,675	$11,535	$—	$375,917
Investments in short-term commercial paper	31,520	—	—	—	31,520
Accounts receivable, net	277,428	772,868	11,293	(419,226)	642,363
Inventories	564,882	536,331	107,422	(6,128)	1,202,507
Other current assets	51,268	7,253	4,006	(18,609)	43,918
Total current assets	1,247,805	1,358,127	134,256	(443,963)	2,296,225
Property, plant and equipment, net	1,017,587	664,332	551,903	(2,624)	2,231,198
Intangible assets, net	—	416,635	—	—	416,635
Goodwill	—	738,542	—	—	738,542
Other assets, including investments in subs	2,768,360	30,862	9,189	(2,675,595)	132,816
Total assets	$5,033,752	$3,208,498	$695,348	$(3,122,182)	$5,815,416

Accounts payable	$150,191	$219,415	$56,472	$(65,981)	$360,097
Accrued expenses	144,719	98,484	9,877	(33,131)	219,949
Current maturities of long-term debt	14,237	300	52,595	(37,501)	29,631
Total current liabilities	309,147	318,199	118,944	(136,613)	609,677
Long-term debt	2,140,958	—	169,223	(137,575)	2,172,606
Other liabilities	178,182	2,087,957	41,581	(1,751,243)	556,477

Redeemable noncontrolling interests	—	—	98,814	—	98,814

Common stock	637	33,896	18,121	(52,017)	637
Treasury stock	(720,479)	—	—	—	(720,479)
Additional paid-in-capital	1,037,687	117,737	476,677	(594,414)	1,037,687
Retained earnings (deficit)	2,087,620	650,709	(200,389)	(450,320)	2,087,620
Total Steel Dynamics, Inc. equity	2,405,465	802,342	294,409	(1,096,751)	2,405,465
Noncontrolling interests	—	—	(27,623)	—	(27,623)
Total equity	2,405,465	802,342	266,786	(1,096,751)	2,377,842
Total liabilities and equity	$5,033,752	$3,208,498	$695,348	$(3,122,182)	$5,815,416

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
September 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$902,280	$2,136,327	$91,198	$(1,218,067)	$1,911,738
Costs of goods sold	760,589	2,025,470	114,408	(1,185,921)	1,714,546
Gross profit (loss)	141,691	110,857	(23,210)	(32,146)	197,192
Selling, general and administrative	30,073	55,348	2,622	(4,124)	83,919
Operating income (loss)	111,618	55,509	(25,832)	(28,022)	113,273
Interest expense, net of capitalized interest	19,733	10,561	1,915	(1,239)	30,970
Other (income) expense, net	(2,423)	631	(1,301)	1,241	(1,852)
Income (loss) before income taxes and equity in net loss of subsidiaries	94,308	44,317	(26,446)	(28,024)	84,155
Income taxes (benefit)	24,930	16,579	2,004	(10,448)	33,065
	69,378	27,738	(28,450)	(17,576)	51,090
Equity in net loss of subsidiaries	(11,892)	—	—	11,892	—
Net loss attributable to noncontrolling interests	—	—	6,396	—	6,396
Net income (loss) attributable to Steel Dynamics, Inc.	$57,486	$27,738	$(22,054)	$(5,684)	$57,486

For the three months ended,			Combined	Consolidating	Total
September 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$785,168	$1,918,774	$48,167	$(1,058,719)	$1,693,390
Costs of goods sold	685,074	1,823,447	69,520	(1,041,052)	1,536,989
Gross profit (loss)	100,094	95,327	(21,353)	(17,667)	156,401
Selling, general and administrative	19,927	53,023	14,032	(3,302)	83,680
Operating income (loss)	80,167	42,304	(35,385)	(14,365)	72,721
Interest expense, net of capitalized interest	27,153	13,997	1,619	(1,279)	41,490
Other (income) expense, net	23,345	434	(1,046)	1,277	24,010
Income (loss) before income taxes and equity in net income of subsidiaries	29,669	27,873	(35,958)	(14,363)	7,221
Income taxes (benefit)	(2,771)	8,668	73	(4,854)	1,116
	32,440	19,205	(36,031)	(9,509)	6,105
Equity in net loss of subsidiaries	(19,607)	—	—	19,607	—
Net loss attributable to noncontrolling interests	—	—	6,728	—	6,728
Net income (loss) attributable to Steel Dynamics, Inc.	$12,833	$19,205	$(29,303)	$10,098	$12,833

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,566,286	$6,150,327	$245,607	$(3,453,446)	$5,508,774
Costs of goods sold	2,220,737	5,840,025	318,163	(3,391,299)	4,987,626
Gross profit (loss)	345,549	310,302	(72,556)	(62,147)	521,148
Selling, general and administrative	83,675	164,104	7,433	(12,767)	242,445
Operating income (loss)	261,874	146,198	(79,989)	(49,380)	278,703
Interest expense, net of capitalized interest	61,927	33,351	5,405	(3,619)	97,064
Other (income) expense, net	(4,776)	645	(3,633)	3,620	(4,144)
Income (loss) before income taxes and equity in net loss of subsidiaries	204,723	112,202	(81,761)	(49,381)	185,783
Income taxes (benefit)	41,945	41,712	4,085	(17,574)	70,168
	162,778	70,490	(85,846)	(31,807)	115,615
Equity in net loss of subsidiaries	(28,119)	—	—	28,119	—
Net loss attributable to noncontrolling interests	—	—	19,044	—	19,044
Net income (loss) attributable to Steel Dynamics, Inc.	$134,659	$70,490	$(66,802)	$(3,688)	$134,659

For the nine months ended,			Combined	Consolidating	Total
September 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,625,152	$6,408,166	$131,024	$(3,579,109)	$5,585,233
Costs of goods sold	2,275,227	6,106,504	189,477	(3,525,776)	5,045,432
Gross profit (loss)	349,925	301,662	(58,453)	(53,333)	539,801
Selling, general and administrative	72,196	160,513	20,940	(10,084)	243,565
Operating income (loss)	277,729	141,149	(79,393)	(43,249)	296,236
Interest expense, net of capitalized interest	81,583	41,208	5,068	(4,151)	123,708
Other (income) expense, net	31,419	(436)	(2,767)	4,150	32,366
Income (loss) before income taxes and equity in net income of subsidiaries	164,727	100,377	(81,694)	(43,248)	140,162
Income taxes (benefit)	31,809	36,354	444	(15,632)	52,975
	132,918	64,023	(82,138)	(27,616)	87,187
Equity in net loss of subsidiaries	(29,938)	—	—	29,938	—
Net loss attributable to noncontrolling interests	—	—	15,793	—	15,793
Net income (loss) attributable to Steel Dynamics, Inc.	$102,980	$64,023	$(66,345)	$2,322	$102,980

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$126,404	$164,383	$(56,636)	$11,540	$245,691
Net cash used in investing activities	(115,979)	(28,654)	(20,230)	53,760	(111,103)
Net cash provided by (used in) financing activities	(10,920)	(139,694)	75,465	(65,300)	(140,449)
Decrease in cash and equivalents	(495)	(3,965)	(1,401)	—	(5,861)
Cash and equivalents at beginning of period	322,707	41,675	11,535	—	375,917
Cash and equivalents at end of period	$322,212	$37,710	$10,134	$—	$370,056

For the nine months ended,			Combined	Consolidating	Total
September 30, 2012	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$145,121	$128,705	$(39,928)	$5,488	$239,386
Net cash used in investing activities	(19,249)	(74,342)	(81,123)	80,479	(94,235)
Net cash provided by (used in) financing activities	(183,982)	(86,072)	107,229	(85,967)	(248,792)
Decrease in cash and equivalents	(58,110)	(31,709)	(13,822)	—	(103,641)
Cash and equivalents at beginning of period	301,073	58,699	30,989	—	390,761
Cash and equivalents at end of period	$242,963	$26,990	$17,167	$—	$287,120

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

Overview

Net income was $57.5 million, or $0.25 per diluted share, during the third quarter of 2013, compared with net income of $12.8 million, or $0.06 per diluted share, during the third quarter of 2012, and net income of $29.0 million, or $0.13 per diluted share, during the second quarter of 2013. Our net sales increased $218.3 million, or 13%, to $1.9 billion in the third quarter of 2013 versus the third quarter of 2012, while net sales increased $110.4 million, or 6%, versus the second quarter of 2013. Our gross profit percentage was 10% for the third quarter of 2013 as compared to 9% for the third quarter of 2012 and 8% for the second quarter of 2013.

Third quarter 2013 external steel shipments increased 13% as compared to the third quarter of 2012 (with total sheet products shipments increasing 14% and long products shipments increasing 12%), and external ferrous scrap shipments increased 4% and external nonferrous scrap shipments increased 7%. Additionally, steel fabrication external shipments increased 27% in the third quarter of 2013 compared to the same period in 2012. Operating income increased 56% to $113.3 million in the third quarter 2013, as compared to the same period in 2012, due primarily to increased operating income from our steel operations due to higher steel sales volumes and improved gross margins.

Comparing the third quarter of 2013 to the second quarter of 2013, external steel shipments increased 5% while external ferrous and nonferrous scrap shipments increased 1% and 5%, respectively. Steel fabrication continued its trend of increasing external shipments, showing an 18% sequential-quarter gain. Consolidated quarterly operating income increased 64% sequentially, due primarily to increased volume in our steel operations segment coupled with higher steel sheet metal spreads resulting from increased steel sheet selling prices.

Segment Operating Results 2013 vs. 2012 (dollars in thousands)

	Three Months Ended			Second	Sequential	Nine Months Ended
	September 30,			Quarter	Quarter	September 30,
	2013	% Change	2012	2013	% Change	2013	% Change	2012

Net sales:
Steel	$1,216,966	11%	$1,099,506	$1,143,913	6%	$3,483,239	(3)%	$3,594,208
Metals recycling and ferrous resources	918,494	16%	790,368	861,158	7%	2,677,144	(5)%	2,821,944
Steel fabrication	119,268	16%	102,442	104,159	15%	317,802	16%	273,105
Other	32,712	47%	22,273	28,122	16%	85,688	28%	66,754
	2,287,440		2,014,589	2,137,352		6,563,873		6,756,011
Intra-company	(375,702)		(321,199)	(336,012)		(1,055,099)		(1,170,778)
Consolidated	$1,911,738	13%	$1,693,390	$1,801,340	6%	$5,508,774	(1)%	$5,585,233

Operating income (loss):
Steel	$146,564	37%	$106,927	$85,545	71%	$351,410	(8)%	$380,832
Metals recycling and ferrous resources	(17,135)	(9)%	(15,697)	(7,251)	(136)%	(34,210)	(11)%	(30,905)
Steel fabrication	3,265	4%	3,141	2,330	40%	7,125	970%	666
Other	(17,274)	3%	(17,759)	(14,434)	(20)%	(48,147)	2%	(49,294)
	115,420	51%	76,612	66,190	74%	276,178	(8)%	301,299
Eliminations	(2,147)		(3,891)	3,008		2,525		(5,063)
Consolidated	$113,273	56%	$72,721	$69,198	64%	$278,703	(6)%	$296,236

Steel Operations

Steel Operations.  Steel operations consist of our five electric arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture and industrial machinery markets. In the third quarter of 2013 and 2012, our steel operations accounted for 61% and 62% of our external net sales, respectively. Operating income for the steel segment increased $39.6 million, or 37%, to $146.6 million in the third quarter of 2013, compared to the same period of 2012. The increase in operating income is primarily due to a 13% increase in segment shipments and improved gross margins. Decreased metal spreads, caused by average segment selling prices per ton shipped decreasing $18 versus only a $3 per ton decrease in the average cost of ferrous scrap consumed, were more than offset by cost compression derived in part from increased production volumes. Continued domestic oversupply caused selling values to decrease more than raw material costs, resulting in the compressed metal spreads.

Operating income for the steel segment decreased $29.4 million, or 8%, to $351.4 million in the first nine months of 2013, compared to the same period of 2012. Despite a more than 4% increase in steel segment shipments, gross margin and correspondingly operating income, decreased 6%, primarily due to a $61 decrease in average segment selling prices per ton shipped versus only a $38 per ton decrease in average ferrous scrap cost melted in the first nine months of 2013, as compared to the first nine months of 2012.

Steel Operations Shipments (tons)

	Three Months Ended				Second		Nine Months Ended
	September 30,				Quarter		September 30,
	2013		2012		2013		2013		2012

Flat Roll Division	740,279		638,776		720,582		2,165,151		2,004,225
The Techs	176,713		167,982		179,217		507,067		484,034
Sheet products	916,992	58%	806,758	57%	899,799	59%	2,672,218	58%	2,488,259	57%

Structural and Rail Division	315,808		255,533		286,974		883,679		769,063
Engineered Bar Products Division	127,788		113,327		123,919		364,528		437,024
Roanoke Bar Division	144,323		152,922		134,001		418,274		453,228
Steel of West Virginia	80,214		76,481		77,975		238,896		228,149
Long products	668,133	42%	598,263	43%	622,869	41%	1,905,377	42%	1,887,464	43%

Total shipments	1,585,125		1,405,021		1,522,668		4,577,595		4,375,723
Intra-segment shipments	(33,778)	(2)%	(34,594)	(2)%	(35,031)	(2)%	(100,899)	(2)%	(92,211)	(2)%
Segment shipments	1,551,347		1,370,427		1,487,637		4,476,696		4,283,512
Intra-company shipments	(87,480)	(6)%	(71,195)	(5)%	(91,257)	(6)%	(272,017)	(6)%	(214,629)	(5)%
External shipments	1,463,867		1,299,232		1,396,380		4,204,679		4,068,883

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

Net sales for the steel segment increased $117.5 million, or 11%, in the third quarter of 2013 when compared to the third quarter of 2012, as a 13% increase in segment shipments more than offset a 2%, or $18 per ton, decrease in average selling prices. Increased shipments were somewhat consistent between sheet and long product, as sheet products shipments increased 14%, and long product shipments increased 12%, with the most notable increase in structural steel. Net sales for the steel segment decreased $111.0 million, or 3%, in the first nine months of 2013 when compared to the first nine months of 2012, as an almost 5% increase in segment shipments was offset by selling price decreases of more than 7%, or $61 per ton.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations decreased $3 in the third quarter of 2013, compared with the third quarter of 2012. During the third quarter of 2013 and 2012, respectively, our metallic raw material costs represented 65% and 64% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations decreased $38 in the first nine months of 2013 compared with the first nine months of 2012, and represented 65% of our steel operations’ manufacturing costs, excluding the operations of The Techs, in each nine-month period.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment primarily includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota iron operations. Our metals recycling and ferrous resources operations segment accounted for 32% and 31% of our external net sales in the third quarter of 2013 and 2012, respectively. Operating loss for the metals recycling and ferrous resources operations segment increased $1.4 million compared to the third quarter of 2012, due primarily to decreased ferrous metal spreads in metals recycling which more than offset increases in ferrous and nonferrous selling volumes. Operating loss for metals recycling and ferrous resources operations segment decreased $3.3 million in the first nine months of 2013 to $34.2 million compared to the first nine months of 2012.

Metals Recycling and Ferrous Resources Operations Shipments

	Three Months Ended		Second	Nine Months Ended
	September 30,		Quarter	September 30,
	2013	2012	2013	2013	2012
Ferrous metal (gross tons)
Total	1,472,418	1,339,853	1,334,390	4,149,737	4,408,915
Intra-segment	(899)	(7,320)	(1,237)	(4,105)	(10,240)
Segment shipments	1,471,519	1,332,533	1,333,153	4,145,632	4,398,675
Intra-company	(681,346)	(575,622)	(547,031)	(1,780,298)	(2,003,137)
External shipments	790,173	756,911	786,122	2,365,334	2,395,538
Nonferrous metals (thousands of pounds)
Total and segment shipments	263,467	249,685	254,495	797,618	800,253
Intra-company	(4,446)	(8,476)	(6,737)	(14,712)	(15,032)
External shipments	259,021	241,209	247,758	782,906	785,221

Mesabi Nugget (metric tons)	52,234	52,082	44,454	156,373	132,152

Iron Dynamics (metric tons) – intra-company	66,674	53,548	66,285	197,644	169,279

Metals Recycling.  Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 91% and 93% of this segment’s net sales during the third quarter of 2013 and 2012, respectively.

During the third quarter of 2013, metals recycling recorded sales of $848.0 million on shipments of 1.5 million gross tons of ferrous metals and 263.5 million pounds of nonferrous metals, compared with sales of $766.1 million on shipments of 1.3 million gross tons of ferrous and 249.7 million pounds of nonferrous metals during the same period in 2012. During the third quarter of 2013 and 2012, the metals recycling operations provided approximately 49% and 52%, respectively, of the steel scrap purchased by our steel mills. This represented 46% and 43% of the metals recycling operations’ ferrous shipments for the third quarter of 2013 and 2012, respectively. Sales prices of ferrous metals increased 7% in the third quarter of 2013 versus the same period in 2012, while nonferrous sales prices decreased 4% for the same periods. During the first nine months of 2013, metals recycling recorded sales of $2.5 billion on shipments of 4.1 million gross tons of ferrous metals and 797.6 million pounds of nonferrous metals, compared with sales of $2.7 billion on shipments of 4.4 million gross tons of ferrous metals and 800.3 million pounds of nonferrous metals during the same period in 2012. Sales prices of ferrous metals decreased 7% in the first nine months of 2013 versus the same period in 2012, while nonferrous sales prices increased 1% for the same periods.

Operating income for metals recycling decreased $4.6 million in the third quarter of 2013 to $5.7 million compared to the third quarter of 2012 despite increased volumes, due primarily to a 20% decrease in ferrous metal margins.

Operating income for metals recycling increased $7.6 million in the first nine months of 2013, to $35.5 million, compared to the first nine months of 2012. The impact of decreased volumes in both ferrous (6%) and nonferrous (.3%) metals in the first nine months of 2013 as compared to the first nine months of 2012, were offset by modest increases in metal spreads of both ferrous and nonferrous metals and reduced operating expenses during the same periods.

Ferrous Resources.  Our ferrous resources operations consist of our two ironmaking initiatives: Iron Dynamics and our Minnesota iron operations. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our future potential iron mining operations which is currently in the permitting process, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). The construction of the Mesabi Nugget facility was completed in 2009, and initial production of iron nuggets commenced January 2010. Since that time, we have continued to refine this pioneering production process and changed equipment configurations to increase production, improve quality, and increase plant availability. A planned six-week outage in the fall of 2012 was used to complete the groundwork necessary for the implementation of further improvements which were made in the second quarter of 2013 during a planned outage lasting approximately one month. These modifications improved production rates as expected, however product yield declined. Having achieved near-term production targets, we are now focused on reducing the overall cost of production while improving product yield. In the third quarter of 2013 and 2012, Mesabi Nugget produced 52,000 metric tons of iron-nuggets for use by our own steel mills. Our iron tailings operation, Mining Resources, started operations in September of 2012 and is operating at expected capacity levels to meet the needs of the Nugget facility. This operation provides iron ore tailings to be concentrated for use by Mesabi Nugget as low-cost iron concentrate in the nugget production process. This is critical to our Minnesota operations as we are able to benefit from the use of lower-cost iron concentrate rather than higher priced third-party material. Mesabi Nugget is currently solely utilizing this internal source iron concentrate in its production process. Losses from our Minnesota iron operations reduced our net income in the third quarter of 2013 by approximately $10.6 million, $800,000 less than in the third quarter of 2012. For the first nine months of 2013, losses from our Minnesota iron operations reduced our net income by approximately $33.7 million, compared with $31.9 million in the first nine months of 2012.

Steel Fabrication Operations

Our steel fabrication operations represent the company’s New Millennium Building Systems’ plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 6% of our external net sales during the third quarter of 2013 and 2012. The segment achieved operating income of $3.3 million in the third quarter of 2013, compared to $3.1 million in the third quarter of 2012. A 27% increase in sales volumes was offset by an 8% decrease in selling prices, resulting in slightly improved operating income. The segment had operating income of $7.1 million in the first nine months of 2013, compared to $666,000 in the first nine months of 2012. The significant increase in operating income is due to a 22% increases in sales volumes and increased metal spreads, as the reduction in steel raw material costs surpassed the drop in selling prices.

Net sales for the segment increased $16.8 million, or 16%, in the third quarter of 2013 compared to the third quarter of 2012, as volumes increased 27%. However, the segment’s average selling price per ton shipped decreased $104, or 8%, during the same period. Increased third quarter 2013 shipments were the result of continued improvement in the non-residential construction market and market share gains. Net sales for the segment increased $44.7 million, or 16%, in the first nine months of 2013 compared to the first nine months of 2012, as volumes increased 22%, offset by a 4% decrease in selling prices.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the third quarter of 2013 and 2012, the cost of steel products purchased represented 76% and 69% of the total cost of manufacturing for our steel fabrication operations, respectively. The average cost of steel consumed decreased in the third quarter of 2013, as compared to the same period in 2012, by $96 per ton. During the first nine months of 2013 and 2012, the cost of steel products purchased represented 77% and 81% of the total cost of manufacturing, respectively; while the average cost of steel consumed decreased in the first nine months of 2013, as compared to the same period in 2012, by $91 per ton.

Third Quarter Consolidated Results 2013 vs. 2012

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing, amortization of intangible assets and non-cash impairment charges) were $83.9 million during the third quarter of 2013, as compared to $83.7 million during the third quarter of 2012, which included $7.9 million of non-cash impairment charges related to the third quarter 2012 decision to terminate two small joint venture entities (not within a reportable segment) which were not aligned with our long-term focus. Excluding impairment charges, our selling, general and administrative expenses represented 4% of our total net sales during both the third quarter of 2013 and 2012. The increase in selling, general and administrative expenses, excluding non-cash impairment charges, in the third quarter of 2013 as compared to the third quarter of 2012 is due primarily to increased profit sharing expenses, consistent with the increases in profitability during the third quarter of 2013.

Interest Expense, net of Capitalized Interest.  During the third quarter of 2013, gross interest expense decreased $9.5 million to $32.3 million, and capitalized interest increased $990,000, to $1.3 million, when compared to the same period in 2012. The interest capitalized during these periods relates to construction activities at our various operating segments. The decrease in gross interest expense is due to refinancing activities that reduced outstanding debt by $175 million during the third quarter of 2012 and $100 million during April 2013 and decreased the effective interest rate on $1.2 billion of senior notes that were refinanced.

Other Expense (Income), net.  Other income was $1.9 million during the third quarter of 2013, as compared to $24.0 million of other expense during the same period in 2012. The third quarter 2012 other expense includes $26.3 million of non-operating charges related to our third quarter 2012 refinancing activities, which were primarily comprised of prepayment fees.

Income Taxes.  During the third quarter of 2013, our income tax expense was $33.1 million with an effective tax rate of 39.3%, as compared to $1.1 million with an effective tax rate of 15.5%, during the same period in 2012. The lower effective tax rate in the third quarter of 2012 was due to the effective settlement of certain tax positions during the quarter which resulted in a decrease in unrecognized tax benefits and a corresponding income tax benefit This benefit was partially offset by an increase in the estimated annual effective rate for 2012 during the third quarter.

First Nine Months Consolidated Results 2013 vs. 2012

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing, amortization of intangible assets and non-cash impairment charges) were $242.4 million during the first nine months of 2013, as compared to $243.6 million during the first nine months of 2012, a decrease of $1.1 million. Excluding non-cash impairment charges ($7.9 million in the first nine months of 2012), our selling, general and administrative expenses represented 4% of our total net sales during both the first nine months of 2013 and 2012.

Interest Expense, net of Capitalized Interest.  During the first nine months of 2013, gross interest expense decreased $24.4 million to $100.2 million, and capitalized interest increased $2.3 million, to $3.2 million, when compared to the same period in 2012. The interest capitalized during these periods relates to longer-term construction activities at our various operating segments, which have increased in 2013 as compared to 2012. The decrease in gross interest expense is due to refinancing activities that reduced outstanding debt by $175 million during the second quarter of 2012 and $100 million during April 2013 and decreased the interest rate on $1.2 billion of senior notes that were refinanced.

Other Expense (Income), net.  Other income was $4.1 million during the first nine months of 2013, as compared to other expense of $32.4 million during the same period in 2012. We recorded non-operating charges of $40.3 million in the first nine months of 2012 related to our first and third quarter 2012 refinancing activities; while we recorded $2.6 million of non-operating charges in the in the first nine months of 2013 related to our 2013 refinancing activities.

Income Taxes.  During the first nine months of 2013, our income tax expense was $70.2 million with an effective tax rate of 37.8%, as compared to $53.0 million with an effective tax rate of 37.8% during the same period in 2012.

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

Working Capital. Trade receivables increased $130.5 million during the first nine months of 2013 related to increased sales in the third quarter of 2013, when compared to the fourth quarter of 2012, as days sales outstanding remained consistent. Total inventories decreased $10.5 million, or 1%, to $1.2 billion. Our raw materials, primarily steel scrap inventories, decreased by approximately $11.1 million during the first nine months of 2013, with scrap volume increases being more than offset by decreased unit costs. Our trade payables and accrued expenses increased $38.8 million, or 7%, during the first nine months of 2013, primarily the result of a 19% increase in trade payables due to increased production and sales volumes in the third quarter of 2013, offset by decreases in accrued interest from the lower levels of debt and reduced interest rates.

Capital Investments.  During the first nine months of 2013, we invested $146.7 million in property, plant and equipment, of which over half related to announced growth or expansion projects at three of our steel mills and at our metals recycling operations. We estimate total capital expenditures for 2013 to be in the range of $200 million.

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

During the first nine months of 2013, our total outstanding debt decreased $93.3 million to $2.1 billion. As a result, our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity, decreased to 45.2% at September 30, 2013, from 47.3% at December 31, 2012.

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

The outstanding balance on the Revolver must be the lesser of $1.1 billion less other applicable commitments such as letters of credit and other secured debt, as defined within the Facility or the sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments. At September 30, 2013, we had $1.1 billion of availability on the Revolver, $14.0 million of outstanding letters of credit and other obligations which reduce availability, and no outstanding borrowings.

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

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the leverage ratio exceeds 3.50:1:00 at any time, our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At September 30, 2013, our interest coverage ratio and net debt leverage ratio were 4.94:1.00 and 2.76:1.00, respectively. We were therefore in compliance with these covenants at September 30, 2013, and we anticipate we will continue to be in compliance during the remainder of the year.

Cash Dividends.  We declared cash dividends of $72.9 million, or $0.33 per common share ($0.11 per common share each quarter), during the first nine months of 2013, a 10% increase over the $0.30 per common share, or $65.7 million, dividends declared during the first nine months of 2012. We paid cash dividends of $70.5 million and $65.7 million during the first nine months of 2013 and 2012, respectively. Our board of directors approves the payment of dividends on a quarterly basis. During the remainder of 2013, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the periods ended September 30, 2013 or 2012.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for certain commodities such as electricity, natural gas and its transportation, fuel, zinc, and iron concentrate. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 33 months for physical commodity requirements and for up to 9 years for commodity transportation requirements. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2013. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At September 30, 2013, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or supplier. At September 30, 2013, we had a cumulative unrealized loss associated with these financial contracts of $587,000, substantially all of which have a settlement date within the next twelve months. We believe the customer and supplier contracts associated with the financial contracts will be fully consummated.

ITEM 4.                   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

We are also involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois in September 2008, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products between January 1, 2005, and the present.  The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  In addition, in December 2010, we and the other co-defendants were served with a substantially similar complaint in the Circuit Court of Cocke County, Tennessee, purporting to be on behalf of indirect purchasers of steel products in Tennessee. That case has been removed to the federal court in Chicago that is hearing the main complaint. All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. In January 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits, but this motion was denied in June 2009. Following a period of preliminary discovery relating to class certification matters, Plaintiffs filed their Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs’ Motion for Class Certification, together with joint motions to exclude the expert opinions of both of Plaintiffs’ two retained experts. On October 15, 2013, Plaintiffs submitted their Reply papers, together with responses to Defendants’ Daubert motions. Additional briefing is anticipated on all issues related to the pending motions.  Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation.

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

November 8, 2013

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)