Form 10-K
period 2013-12-31
STEEL DYNAMICS INC
filed 2014-03-03
CIK 1022671

Use these links to rapidly review the document

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2013, was approximately $2,496,693,575. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

         As of February 14, 2014, Registrant had outstanding 223,004,874 shares of common stock.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to April 30, 2014, are incorporated herein by reference.

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

        The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

  •
  the adverse impact of an economic recession resulting in a decrease of demand for our products:

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

ITEM 1.    BUSINESS

Our Company

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking capability of 6.4 million tons and actual recycling volumes. We reported net sales of $7.4 billion, $7.3 billion, and $8.0 billion during 2013, 2012, and 2011, respectively. The primary sources of our revenues are from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and, to a lesser degree, fabrication and sale of steel joist and decking products. Our operations are managed and reported based on three operating segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations. At December 31, 2013, we employed approximately 6,870 individuals, 89% of whom were non-union.

        Actual steel and metals recycling ferrous and nonferrous shipments during 2013, 2012, and 2011 are presented in the tables below.

Steel Shipments	OmniSource Ferrous	OmniSource Nonferrous
Thousands of Tons	Shipments	Shipments
	Thousands of Gross Tons	Millions of Pounds

        Steel Dynamics, Inc. was incorporated in Indiana in August 1993. Our principal executive offices are located at 7575 W. Jefferson Boulevard, Fort Wayne, Indiana 46804 and our telephone number is 260.969.3500.

        Steel Operations.    Steel operations consist of our five electric arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities. Our steel operations accounted for 61%, 62%, and 61% of our consolidated net sales in 2013, 2012, and 2011 respectively. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, agriculture, construction, commercial, transportation, energy, and industrial machinery markets.

  Sheet Products.    Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations, comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. Our sheet operations represented 57%, 57%, and 60% of this segment's net sales in 2013, 2012, and 2011, respectively.

  Long Products.    Our Structural and Rail Division sells structural steel beams and pilings and a variety of standard strength carbon and intermediate alloy hardness rail for the railroad industry. Our Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. Our Roanoke Bar Division sells primarily merchant steel products, including angles, plain rounds, flats and channels, and billets. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections.

        Metals Recycling and Ferrous Resources Operations.    This operating segment primarily includes our metals recycling operations, liquid pig iron production facility, and Minnesota iron operations. Our metals recycling and ferrous resources operations accounted for 32%, 32%, and 35% of our consolidated net sales in 2013, 2012, and 2011, respectively.

  Metals Recycling.    Our metals recycling operations represent our metals sourcing and processing operations and are the most significant source of income in this segment. Our metals recycling operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 91%, 94%, and 95% of this segment's net sales during 2013, 2012, and 2011, respectively. Our metals recycling operations also sell ferrous metals to our own steel mills as a raw material. These shipments to our steel mills represented 44%, 46%, and 43% of our metals recycling ferrous shipped tons in 2013, 2012, and 2011, respectively.

  Ferrous Resources.    Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota iron operations, consisting of an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our potential future iron mining operations, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). The impact of losses from our Minnesota iron operations on 2013 net income was approximately $42 million, or $0.18 per diluted share. The iron nugget production facility utilizes a pioneering production process, which from time to time has experienced operational, quality control, and production cost challenges. The facility commenced initial production of iron nuggets in 2010. We have continued to modify, re-engineer and further refine this production process and have changed or modified equipment configurations with resulting increases in plant availability, increased production, and improved quality. During the fourth quarter of 2013, we focused on the reduction of production costs and the improvement of product yield. Certain meaningful adjunct trials that began in the latter half of the fourth quarter have continued into 2014, with some encouraging results. However, toward the end of the first quarter of 2014, we expect that we will be able to assess whether, or to what extent, further process improvements, if any, are justifiable. The facility that supplies the nugget production facility's primary raw material, iron concentrate, started operations in 2012, and effectively ramped up operations in 2013.

        Steel Fabrication Operations.    Our steel fabrication operations include six New Millennium Building Systems plants, which fabricate steel joists, trusses, girders, and decking used within the non-residential construction industry. Steel fabrication operations accounted for 6%, 5%, and 3% of our consolidated net sales in 2013, 2012, and 2011, respectively.

Competitive Strengths / Business Strategies

        We believe our financial strategy, coupled with our competitive advantages of maintaining a low, highly variable cost structure, producing a diversified value-added product offering, controlling a secure supply of recycled ferrous metals, fostering an entity-wide entrepreneurial culture and having an experienced senior management team and work force, positions us well to continue to strengthen our leadership position during the economic recovery.

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

        We will continue to strive to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit costs of production at each of our facilities. We believe that as one of the lowest cost producers in each of our primary operating segments, we are able to better manage through cyclical and non-cyclical downturns, and to consistently maximize our profitability. We continuously seek to maximize the variability of our cost structure and to reduce per unit and fixed costs. Our incentive compensation plans at all employee levels are based on both divisional and consolidated company performance. Incentive compensation is designed to reward high productivity and efficient use of physical resources and capital employed. Additionally, leveraging existing facilities through capital effective organic growth and new product offerings allows us to maximize utilization of current cost structures.

Secure Supply of Ferrous Raw Materials / Develop Metals Recycling and Ferrous Resources Business Platform

        We maintain a secure supply of ferrous raw material resources through the benefit of our metals recycling operations, as well as through our current ironmaking facilities. Ferrous materials represent our single-largest raw material component of our steel operations total manufacturing costs, excluding the Techs, representing 65% and 66% of such costs in 2013 and 2012, respectively. During 2013 and 2012, our metals recycling operations provided our steel operations with 45% and 51%, respectively, of its ferrous scrap requirements based on volume. During both 2013 and 2012, we consumed 6.3 and 6.0 million tons of metallic materials in our steel making furnaces, of which iron units other than scrap represented approximately 8% in both years. Our ironmaking operations internally supplied 95% and 90% of these iron units in 2013 and 2012, respectively through the transfer of liquid pig iron, hot briquetted iron, and iron nuggets, which are higher-quality, energy-saving ferrous raw materials.

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

        We believe our metals recycling and ferrous resources operations not only provide us with a quality, cost effective, and secure raw material platform, but we also believe it provides us with significant potential revenue generating and profitability opportunities, that allow for funding of future growth, whether in ferrous resources or in other ventures. We intend to continue to participate in the development of new technologies to increase the effectiveness of our metals recycling recovery capabilities.

Diversified Product Mix / Expand Product Offerings

        Our current products in our steel segment include hot rolled, cold rolled, galvanized, Galvalume® and painted sheet steel; various structural steel beams and rails; engineered special bar quality steel of numerous sizes and chemistries; and various merchant steel products, including beams, angles, flats and channels. In addition, we offer steel finishing and fabrication services. In the metals recycling operations of our metals recycling and ferrous resources segment, our products include an array of both ferrous and nonferrous scrap processing, scrap management, transportation, and brokerage products and services. Finally, our steel fabrication segment produces steel joists and steel decking materials and castellated beams. This diversified mix of products enables us to access a broad range of end-user markets, serve a broad customer base, and helps mitigate our market exposure to any one product or end-user market. In addition, our value-added product offerings help to balance our exposure to commodity grade products.

        We will continue to seek additional opportunities and collaborate with our customers to anticipate future needs to further expand our range of products, whether through the expansion of existing facilities such as the expansion at our Engineered Bar Products Division into high-quality small-diameter SBQ bars or the expansion at our Structural and Rail Division into premium grade rails, greenfield projects, or acquisitions or ventures that may become available in both the domestic steel and recycling industries. Our further efforts to realize the potential of our Minnesota iron operations, as well as the expansions and upgrades of existing facilities, are further important steps in pursuing our strategy of secure raw material sourcing and product line expansion.

Strategic Geographic Locations / Enter New Geographic Markets

        The locations of our steelmaking facilities, near sources of scrap materials and near our customer base, allow us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. This also allows us to provide consistent on-time delivery to our customer base with relatively short lead times, further enhancing our customer relationships. Recycled steel scrap and iron units represent the most significant component of our cost of steel manufacturing. Our metals recycling facilities are located in the Upper Midwest and Southeastern United States, and thus further expand our geographic service area. We believe these regions account for a majority of the total steel scrap produced in the United States. Our coated sheet steel products are also more cost effectively available through our locations in Pittsburgh, Pennsylvania and Jeffersonville, Indiana due to river access. Our fabrication operations have a national footprint allowing us to serve the entire joist and deck domestic market and national accounts.

        We may seek to enter new markets in strategic geographic locations that offer attractive growth opportunities.

Experienced Management Team and Unique Corporate Culture / Foster Entrepreneurial Culture

        Our senior management team is highly experienced and has a proven track record in the steel and metals recycling industries. Management's objectives are closely aligned with our stockholders through meaningful stock ownership positions and performance-based compensation programs that are correlated to the company's profitability and operational performance in relationship to its steel manufacturing peers. Our corporate culture is also unique for all of our operating segments. We emphasize decentralized decision-making and have established incentive compensation programs specifically designed to reward employee teams for their efforts toward enhancing productivity, improving profitability and controlling costs.

        We intend to continue to foster our entrepreneurial corporate culture and emphasize decentralized operational decision making and responsibility, while rewarding teamwork, innovation and operating efficiency. We will also continue to focus on maintaining the effectiveness of our incentive-based bonus plans that are designed to enhance overall productivity and align the interests of our management and employees with our stockholders.

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

Steel Operations

        Our steel operations segment consists of steelmaking and coating operations. The following chart summarizes the locations and the current capacities of our facilities:

Steel Production Capacity (tons)	Casting	Rolling/Billet
Sheet Products:
Flat Roll Division—Butler, Indiana	3,050,000	3,000,000
Long Products:
Structural and Rail Division—Columbia City, Indiana	2,200,000	1,800,000
Engineered Bar Products Division—Pittsboro, Indiana(1)	750,000	625,000
Roanoke Bar Division—Roanoke, Virginia	650,000	—
Merchant Bars	—	500,000
Billets	—	150,000
Steel of West Virginia—Huntington, West Virginia	290,000	355,000

	6,940,000	6,430,000

Steel Coating Capacity (tons)	Galvanizing	Painting
Sheet Products:
Flat Roll Division—Butler, Indiana	720,000	240,000
The Techs—Pittsburgh, Pennsylvania	1,005,000	—
Flat Roll Division—Jeffersonville, Indiana(2)	300,000	190,000

	2,025,000	430,000

(1)
Rolling capacity expected to increase to 950,000 tons in the first half of 2014 from an expansion project currently in process.

(2)
Galvanizing capacity expected to increase to 370,000 tons in the second half of 2014 due to equipment enhancements currently in process.

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

        Our Flat Roll Division manufactures flat hot rolled, cold rolled and coated steel products. We produced 3.0 million tons and 2.8 million tons at this division in 2013 and 2012, respectively. Our products are characterized by high quality surface characteristics, precise tolerances and light gauge. In addition, this division has achieved ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification. We believe that these certifications have enabled us to serve a broad range of customers who may require certifications for themselves or to satisfy the end-users of our steel products.

        Our flat roll mill has two twin-shell electric arc furnaces, which enable us to melt scrap in one vessel while tapping the other vessel and refilling it with steel scrap and iron units to make it ready for the next heat. This results in more heats and greater productivity. We have three ladle metallurgy stations, two continuous thin-slab casters, and two tunnel furnaces. Our hot rolling mill, which progressively reduces the slab in thickness, consists of a seven-stand rolling mill capable of rolling sheet steel down to 1.0 mm, with excellent surface quality, which enables us to access markets typically available only to more expensive cold finished material.

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

        The Techs facilities produced 671,000 tons and 657,000 tons in 2013 and 2012, respectively. The Techs facilities have galvanizing lines with varying capabilities. NexTech is capable of coating cold rolled steel in gauges from .007 to .020 inches and in widths between 24 and 43 inches. GalvTech is capable of coating cold rolled steel in gauges from .012 to .040 inches and in widths between 30 and 60 inches. MetalTech is capable of coating cold rolled steel in gauges from .015 to .160 inches and in widths between 24 and 52 inches. In addition to third party steel producers, our Flat Roll Division provides The Techs with required steel material. The Techs has achieved the ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification.

        The following chart summarizes the types of sheet products we sold during 2013, 2012 and 2011:

Sheet Product Mix

        Hot Rolled Products.    Our flat roll mill produces hot rolled products that include a variety of high quality low and medium carbon and high-strength low-alloy hot rolled bands in widths from 40 to 62 inches and in thicknesses from .375 inches down to .042 inches. We also produce an array of lighter gauge hot rolled products, including high strength low alloy and medium carbon steels. These products are suitable for automobile suspension arms, frames, wheels, and other unexposed parts in auto and truck bodies; truck, trailer and recreational vehicle parts and components; mechanical and structural steel tubing; gas and fluid transmission piping, building and construction products; rail cars; ships, barges, and other marine equipment; agricultural equipment and farm implements; lawn, garden, and recreation equipment; industrial machinery and shipping containers; and highway guard rails. We believe that our basic hot rolled material has characteristics that exceed those of other flat roll steel mills and often serves as an effective substitute for more expensive cold rolled steel. Additionally in 2013, we installed a value-added processing line to further enhance the shape and dimensional tolerances of our hot rolled coils.

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

        Customers.    Steel processors and service centers typically act as intermediaries between primary steel producers and the many end-user manufacturers that require further processing of hot rolled coils. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We believe that our intermediate steel processor and service center customers will remain an integral part of our customer base. The location of our Jeffersonville facility on the Ohio River also creates opportunities for market expansion into other geographic regions. The Techs produces galvanized flat rolled products that are similar to those produced by our Flat Roll Division and sold to a similar customer base. Each of The Techs facilities specializes in the galvanizing of specific types of flat rolled steels in generally non-automotive applications, servicing a variety of customers in the heating, ventilation and air conditioning (HVAC), construction, agriculture and consumer goods markets. We exported 1% and 2% of our sheet products in 2013 and 2012, respectively.

        During 2013, we sold our flat rolled products to over 450 customers. Heidtman Steel Products, Inc., which is principally owned by one of our directors, accounted for approximately 3% of our consolidated net sales in both 2013 and 2012, respectively.

        The following chart summarizes the types of customers who purchased our sheet steel products during the respective years:

Sheet Steel Customers

        Markets.    Flat rolled products represent the largest portion of the domestic steel market. Flat rolled products consist of hot rolled, cold rolled and coated steel. The following chart shows the U.S. shipments of these products, as reported by the American Iron and Steel Institute (AISI).

U.S. Steel Shipments (tons, in millions)

        Competitors.    Our sheet steel-making operations compete with many North American integrated hot rolled coil producers, such as Essar Steel Algoma (Sault Sainte Marie, Ontario); U.S. Steel (Gary, Indiana and Granite City, Illinois); AK Steel Corporation (Middletown, Ohio) and ArcelorMittal (Cleveland, Ohio, and Indiana Harbor, Indiana). In addition, we compete with a number of mini-mills, such as Nucor Corporation (Crawfordsville, Indiana, Hickman, Arkansas, Decatur, Alabama, and Berkeley, South Carolina); Gallatin Steel Company (Ghent, Kentucky); and North Star Bluescope Steel (Delta, Ohio).

        Competitors in our sheet steel-coating operations include Nucor Corporation (Crawfordsville, Indiana and Berkley, South Carolina); Sharon Coatings (Sharon, Pennsylvania); U.S. Steel (Gary,

Indiana, Granite City, Illinois, Fairfield, Alabama, and Portage, Illinois); Wheeling Nisshin (Follansbee, West Virginia); and Severstal (Columbus, Mississippi and Dearborn, Michigan).

LONG PRODUCTS

Structural

        Our Structural and Rail Division in Columbia City, Indiana, produces structural steel beams, pilings and other steel components for the construction, transportation and industrial machinery markets, as well as standard strength carbon and intermediate alloy hardness rails for the railroad industry.

        Our Structural and Rail Division melts scrap and iron units in two single-shell electric arc furnaces. Our two continuous casters are each capable of casting four strands of various sized blooms and beam blanks. Caster one casts in lengths of 17 to 48 feet and caster two in lengths of 17 to 49 feet. We can transport the cast strands directly through a reheat furnace to our original four-stand, all reversing, hot rolling mill; to our medium section rolling mill; or into a storage area for reheating and rolling in either mill at a later time. Our original hot rolling mill rolls the product into either a structural steel product or a rail product. The medium section rolling mill can produce lighter structural shapes and merchant bar. We produced 1.2 million tons and 980,000 tons at this facility during 2013 and 2012, respectively. Additionally, our Columbia City, Indiana, facility has achieved the ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification.

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

        We also have certain value-added services for the Midwestern fabricator market, including exact length and exact piece count capabilities.

        Customers.    The principal customers for our structural steel products are steel service centers, steel fabricators and various manufacturers. Service centers, though not the ultimate end-user, provide valuable mill distribution functions to the fabricators and manufacturers, including small quantity sales, repackaging, cutting, preliminary processing and warehousing. The majority of our structural steel products are sold to service centers. Exports accounted for 12% and 13% of our Structural and Rail Division's sales in 2013 and 2012, respectively.

        Markets.    According to the Steel Manufacturers Association, domestic structural steel consumption in 2013, 2012, and 2011 was approximately 6.4 million tons, 6.1 million tons, and 5.9 million tons, respectively. Consumption of structural steel products is influenced both by new construction and manufacturing activity and by the selection of steel over alternative structural or manufacturing materials.

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

Rail Products

        Our Structural and Rail Division in Columbia City, Indiana currently produces standard strength carbon and intermediate alloy hardness rails for the railroad industry. Completion of the expansion plans and ramp up of the state-of-the-art heat treating system in 2014 will allow us to produce premium rail grades. We produced and shipped approximately 206,000 tons and 144,000 tons of rails during 2013 and 2012, respectively, and plan to further expand rail shipments in 2014, including shipments of premium rail grades. In addition, our rail-welding facility has the ability to weld longer length rails to lengths of 1,600 feet. Such long strings offer substantial savings to the railroads both in terms of initial capital cost and through reduced maintenance. In contrast, current production of rail in the United States, and available imported rail, is limited to a maximum of 80-foot lengths, as a result of existing plant layout restrictions and the physical limitations of ocean freight.

        Products.    We are currently manufacturing standard strength carbon and intermediate alloy hardness rail in weights of 115 lbs. per yard, 136 lbs. per yard, and 141 lbs. per yard, in 320 feet rail lengths, which no one else presently produces in or imports into the United States, Canadian, or Mexican rail markets. We cut the 320 feet rail lengths into 80 feet lengths to sell directly to the customer and use the 320 feet lengths in our Continuous Welded Rail (CWR) facility. We have been approved and qualified to supply CWR rail for the tightest and most stringent welding specifications within the North American Rail market, i.e., Amtrak (Passenger Rail).

        Customers.    The marketplace for steel rails in the United States, Canada and Mexico is specialized and defined, with seven Class I railroads and a large distribution network. We supply rail in 80 feet lengths and CWR, in lengths up to 1,600 feet throughout this network. Our customers include Burlington Northern Santa Fe, Union Pacific, Canadian Pacific Railway, Norfolk Southern, CSX Transportation, Kansas City Southern, Kansas City Southern de Mexico, Ferromex, and LB Foster Co.

        Markets.    According to AISI data, rail apparent domestic demand increased from approximately 1.0 million tons annually in 2011 and 2012 to 1.1 million tons in 2013. Of the rail apparent domestic demand during 2013, approximately 35% was imported, mainly from Japan and Europe.

        Competitors.    At present, the rail market is principally served by two other producers: Evraz North America (Pueblo, Colorado) and ArcelorMittal (Steelton, Pennsylvania). Each of these producers has the capability to produce either standard or premium rail, although neither is currently equipped to produce rail in 320-foot lengths, or weld rail into longer sections. There are currently no rail producers in Canada and Mexico. Global competitors include high quality integrated and electric furnace steel producers in Europe and Asia, including Nippon Steel, JFE, Moravia Steel, and Lucchini.

 Engineered Bar Products

        The engineered bar mill at our Engineered Bar Products Division located in Pittsboro, Indiana is capable of producing a broad array of engineered special bar quality (SBQ), merchant bar quality (MBQ), and reinforcing bar products. The mill consists of a 100-ton single-shell AC furnace, a three-strand continuous caster currently capable of casting both a 7 by 7 inches billet and a 14 by 10 inches bloom, a reheat furnace, and a rolling mill consisting of a roughing mill and intermediate mill, as well as reducing and sizing blocks used in the production of SBQ rounds. We produced 498,000 tons and 542,000 tons during 2013 and 2012, respectively, at this facility. We generally employ this facility primarily for the manufacture of SBQ products. Expansion plans that are scheduled to come on line during the first half of 2014 are intended to increase the mill's capacity to produce special-bar-quality (SBQ) steel bars from 625,000 tons to 950,000 tons, and to expand the mill's product offering of high-quality small-diameter (1-inch to 3-inch) precision SBQ bars. Small diameter SBQ currently makes up approximately 30% of our product mix.

        Adjacent to our engineered bar mill, we have a finishing facility which provides various downstream finishing operations for our SBQ steel bars. Currently, the facility has an estimated annual processing capacity of 240,000 tons. Processing operations include turning, polishing, straightening, chamfering, precision saw-cutting and heat-treating capabilities. In addition, non-destructive testing services are available, including eddy current, flux leakage and ultrasonic inspection. The additional processing capabilities provide essential processes and services that have been requested by our growing SBQ customer base. Additionally, our facility has achieved the ISO 9001:2008—ANSI/ISO/ASQ Q9001-2008 certification.

        Products.    We are capable of producing a broad line of engineered SBQ products. SBQ products are uniquely designed for applications ranging from gears and shafts to mining equipment and oil patch tubing. We can produce SBQ rounds in sizes from 1.5 to 9 inches and SBQ round cornered squares in sizes from 2 to 8 inches. Approximately 24% and 25% of our products produced had additional processing completed in our bar finishing facility in 2013 and 2012, respectively.

        Customers.    SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers, steel service centers, and distributors. Major customers include Caterpillar, OneSteel Grinding, and Michigan Seamless Tube. Export sales accounted for 8% and 7% of our Engineered Bar Product Division's sales in 2013 and 2012, respectively.

        Markets.    According to AISI data, domestic hot rolled bar steel shipments has decreased from approximately 5.0 million and 5.7 million tons annually in 2011 and 2012, respectively, to approximately 4.8 million tons in 2013. According to the AISI, domestic shipments of light structural shapes, also characterized by a major dimension of less than 3 inches, averaged 2.1 million tons during the 2011 to 2013 period. These amounts include both SBQ and merchant bar products.

        Competitors.    Our major competitors for SBQ products include Republic Engineered Products (Akron, Ohio); The Timken Company (Canton, Ohio); Gerdau (Jackson and Monroe, Michigan), and Nucor (Memphis, Tennessee).

Merchant Bar Products

        Our primary merchant bar producing facility is our Roanoke Bar Division in Roanoke, Virginia. Originally constructed in the mid-1950's this mini-mill has gone through several major upgrades and expansions. Currently, the mill consists of a primary 100-ton electric arc furnace, a ladle metallurgy furnace, a five-strand continuous caster capable of casting up to 6 inch square billets, a reheat furnace, and a rolling mill with automatic in-line straightening, shearing and bundling capabilities. Additionally, the Roanoke facility has achieved the ISO 9001:2008 certification.

        During 2013 and 2012, our Roanoke Bar Division produced 601,000 tons and 623,000 tons of billets respectively, and 479,000 tons and 466,000 tons of finished steel products, respectively. The excess steel billet production is sold to mills without sufficient melting capacities, including some of our own mills, such as our Steel of West Virginia facility. In addition, our steel fabrication operations also purchase angles from our Roanoke facility.

        Products.    We are capable of producing a broad line of merchant steel products consisting of angles, plain rounds, flats, channels, and reinforcing bars of various lengths and sizes. We also produce various sizes and grades of billets.

        Customers.    These merchant bar products are sold primarily to steel service centers as well as rebar distributors, joist producers, and OEMs, while billets are sold to other steel mills, including our Steel of West Virginia mill. Roanoke exported approximately 1% of its tons in both 2013 and 2012.

        Markets.    The domestic hot rolled bar and reinforcing bar combined shipments increased from approximately 11 million tons annually in 2011 to approximately 12 million tons annually in 2012 and 2013 according to AISI data. In addition the AISI domestic shipments of bar-sized light shapes averaged approximately 2 million tons annually during the 2011 to 2013 period. These amounts include both SBQ and merchant bar products.

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

Specialty Shapes

        Our Steel of West Virginia mill consists of two 70-ton electric arc furnaces, a three strand continuous caster capable of casting squares from 4 by 4 inches to 8 by 8 inches and rectangles from 5 by 4 inches to 4 by 9.75 inches, two rolling mills and various types of fabrication equipment. Unlike most other mills, Steel of West Virginia frequently performs finishing operations on its products, such as cutting to length, additional straightening, hole punching, shot blasting, welding and coating. Through this additional finishing, we create custom finished products that are generally placed directly into our customers' assembly operations. Steel of West Virginia has fabrication facilities in Huntington, West Virginia and Memphis, Tennessee. We produced 297,000 tons and 296,000 tons of various merchant and structural steel products at this facility during 2013 and 2012, respectively. Additionally, Steel of West Virginia has achieved the ISO 9001:2008 certification.

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

        Markets.    Steel of West Virginia operations generally sell into smaller niche markets. During 2013 and 2012, Steel of West Virginia exported 10% and 9%, respectively, of its sales.

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

Metals Recycling and Ferrous Resources Operations

METALS RECYCLING

        Our metals recycling operations (OmniSource) include both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services in over 90 locations primarily in the Midwest and Southeast portion of the United States. In addition, OmniSource designs, installs and manages customized scrap management programs for industrial manufacturing companies at nearly 500 locations throughout North America. Our steel mills utilize a portion of the steel scrap processed through OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In 2013, 2012, and 2011, OmniSource supplied our steel mills with approximately 45%, 51%, and 52%, respectively, of the tons of their ferrous raw material requirements, representing approximately 44%, 46%, and 43%, respectively, of OmniSource's 2013, 2012, and 2011 ferrous shipped tons.

        Our metals recycling operations processed and/or brokered approximately 5.5 million gross tons and 5.6 million gross tons of ferrous material during 2013 and 2012, respectively. OmniSource also processed and brokered approximately 1.1 billion pounds of nonferrous material during 2013 and 2012. OmniSource's revenues by major scrap category were 62% ferrous and 38% nonferrous (including stainless) in 2013 as compared to 64% ferrous and 36% nonferrous in 2012. During 2013 and 2012, approximately 9% and 10%, respectively, of OmniSource's revenues were from export sales primarily from nonferrous materials.

        We sell various grades of ferrous scrap metals to steel mills and foundries. In addition, we sell various grades of nonferrous metals such as copper, brass, aluminum and stainless steel to aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, smelters, specialty mills, alloy manufacturers and other consumers. Ferrous scrap metal is the primary raw material for electric arc furnaces such as those operated by our steel mills. We purchase ferrous and nonferrous scrap metals, processed and unprocessed, in a variety of forms for our metals recycling facilities.

        Ferrous scrap comes from two primary sources: (i) manufacturers and industrial plants, metal fabrication plants, machine shops and factories which generate steel scrap referred to as prompt or industrial scrap, and (ii) scrap dealers, retail individuals, auto wreckers, demolition firms and others who generate steel and iron scrap referred to as "obsolete" scrap. Market demand and the composition, quality, size, weight and location of the materials are the primary factors that determine prices. We purchase nonferrous scrap from three primary sources: (i) manufacturers and other nonferrous scrap sources which generate or sell scrap aluminum, copper, stainless steel and other nonferrous metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense and recycling companies that generate nonferrous scrap consisting primarily of copper wire, aluminum beverage cans and various other metals and alloys; and (iii) retail individuals who deliver directly to our facilities material which they collect from a variety of sources. OmniSource continues to expand its number of retail yards in strategic locations to increase cost-effective scrap sourcing. We also collect ferrous and nonferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval containers near these sources. The containers are subsequently transported to our processing facilities.

        Our metals recycling facilities consist of offices, warehouse buildings and open-air collection and processing facilities of various sizes and acreages, equipped with specialized equipment for processing both ferrous and nonferrous metal where we receive, sort, process and store the metals. We equip our facilities with scales, shears, baling presses, briquetting machines, conveyors and magnetic separators, which enable us to efficiently process large volumes of scrap metals. To facilitate processing, shipping and receiving, we equip our ferrous metal processing centers with shredders or hydraulic shears and presses to prepare and compress scrap metal for easier handling. Cranes are utilized to handle scrap metals for processing and to load material for shipment. Many of our facilities have rail access as ferrous scrap is primarily shipped by open gondola railcar. Additionally, several of the metals recycling divisions have achieved certifications, including ISO 9001:2008 and ISO 14001:2004 certification. We continue to make improvements such as the development and implementation of downstream separation technology at two of our locations, which further enhances the recovery of nonferrous materials from residual shredded material and decreases related landfill costs.

        Products.    Our metals recycling operations primarily involve the purchase, processing and resale of ferrous and nonferrous scrap metals into reusable forms and grades.

        We process an array of ferrous products used in foundry and steel mill applications for use in our own steel mills or for resale to other customers through a variety of methods, including sorting, shredding, shearing, cutting, torching, baling, briquetting and breaking. Our major ferrous products include heavy melting steel, busheling, bundled scrap, shredded scrap and other scrap metal products such as steel turnings and cast iron. These products vary in properties or attributes related to cleanness, size of individual pieces and residual alloys. These factors are determined by the specific needs and requirements of the consumer and affect the individual product's relative value. We process nonferrous products, including aluminum, brass, copper, stainless steel and other nonferrous metals for use in foundry, mill refining, and smelting applications. Our Superior Aluminum Alloys operations produce specification aluminum alloys in the form of ingots, sows and molten metal. In addition, we provide transportation logistics (truck, rail, and river barge), management services, marketing, brokerage, and consulting services related to the scrap industry.

        Customers.    We sell processed ferrous scrap to end-users such as steel producing mini-mills, integrated steelmakers, foundries, secondary smelters and metal brokers, who aggregate materials for other large users. Most of our ferrous scrap customers purchase processed scrap through negotiated spot sales contracts which establish a quantity purchase for the month. The price we charge for ferrous scrap depends upon market demand and transportation costs, as well as, the quality and grade of the scrap. In many cases, our selling price also includes the cost of transportation to the end-user.

        We sell processed nonferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, wire and cable producers, utilities and telephone networks.

        Markets.    According to the Institute of Scrap Recycling Industries (ISRI), approximately 75 million metric tons and 74 million metric tons of recycled iron and steel (including stainless and alloys) were processed in the United States during 2012 and 2011, respectively. In addition, approximately nine million metric tons of nonferrous scrap (including aluminum, copper, lead, and zinc) were processed during both 2012 and 2011. Scrap is a global commodity influenced by conditions in a number of industrialized and emerging-markets throughout Asia, Europe and North America. ISRI estimates that approximately 20 million metric tons and 23 million metric tons of ferrous scrap were exported from the United States in 2012 and 2011, respectively. Nonferrous exports from the United States were estimated by ISRI to be 3.3 million metric tons and 3.4 million metric tons in 2012 and 2011, respectively.

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

        We also face potential competition for sales of processed scrap from other producers of steel products, such as integrated steel mills and steel mini-mills, some of which are vertically integrated in the scrap metals recycling business. In addition, other steel mills may compete with us in attempting to secure scrap supply through direct purchasing from our scrap suppliers. Scrap metal processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability and relative prices of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices and/or lower demand for our scrap products.

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

FERROUS RESOURCES

  Iron Dynamics (IDI)

        Iron Dynamics developed a process of producing liquid pig iron and hot briquetted iron (HBI) that serves as a substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to produce steel. Direct reduced iron (DRI) is a metallic product made from millscale and iron ore "fines" that has been reduced in a rotary hearth furnace, using natural gas and coal. The reduction method employed by IDI uses coal as the reducing agent. The DRI is either compacted by briquetters to form HBI, or is processed further to produce liquid pig iron. HBI can be immediately used in our melting furnaces or stockpiled for later use. Liquid pig iron is tapped from IDI's submerged arc furnace and immediately transferred in ladles to the Flat Roll Division's melt shop, where it is combined with scrap steel in the mill's electric arc furnaces.

        The plant's primary focus is to maximize liquid pig iron production, due to the inherent economic benefits achieved when the material is used in the steelmaking process, such as reduced energy cost, reduced materials cost and quicker melting cycles. During 2013 and 2012 respectively, IDI produced 255,000 and 226,000 metric tons, of which 239,000 metric tons, or 94%, and 208,000 metric tons, or

92%, was liquid pig iron. We have used and plan to use all of the facility's output in our Flat Roll Division steelmaking operations.

  Minnesota Iron Operations—Mesabi Nugget, Mesabi Mining, and Mining Resources

        Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our potential future iron mining operations which is currently in the permitting process, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). Mesabi Nugget is the world's first commercial ironmaking facility to use the ITmk3® process, an iron-nugget production technology pioneered by Kobe Steel, Ltd., which they are licensing to the venture. The facility's designed annual production capacity is 500,000 metric tons. The Mesabi Nugget facility production of iron nuggets commenced in 2010. We have from time to time experienced operational, quality control or production cost challenges in implementing this ironmaking process and have continued to modify, re-engineer and further refine this process. We have also changed or modified equipment configurations with resulting increased plant availability, increased production and improved quality. In 2013, 2012 and 2011, Mesabi Nugget produced 214,000, 178,000 and 156,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. Having substantiated the capability of near-term volume expectations, our primary focus turned to increasing product yield and reducing raw material and other production costs. Certain meaningful adjunct trials that began in the latter half of the fourth quarter have continued in the first quarter of 2014, with some encouraging results. However, toward the end of the first quarter of 2014, we expect that we will be able to assess whether, or to what extent, further process improvements, if any, are justifiable. Our Mining Resources operations, which involve the extraction of iron tailings from previously developed stockpiles or water-filled tailings basins, provide iron ore tailings to be concentrated for use by Mesabi Nugget as low-cost iron concentrate to the nugget production process. Mining Resources started operations in 2012, and effectively ramped up operations in 2013, producing 407,000 and 56,000 metric tons of iron tailings during 2013 and 2012, respectively. The impact of losses from our Minnesota iron operations on 2013 net income was approximately $42 million, or $0.18 per diluted share.

  Sources, Availability and Cost of Steel and Other Operations' Raw Materials

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

        Iron Units.    In addition to scrap, direct reduced iron, hot briquetted iron, pig iron, and iron-nuggets are used in electric arc furnace mini-mill steel production. During 2013 and 2012, we consumed 6.3 million tons and 6.0 million tons respectively of metallic materials in our steel making furnaces, of which iron units other than scrap represented approximately 8% of the tons. Of these iron substitute units consumed, our Iron Dynamics and Mesabi Nugget operations together supplied 95% and 90% of these iron units in 2013 and 2012, respectively.

        Iron Concentrate and Coal.    At our Mesabi Nugget operations, iron concentrate and coal represent the most significant raw material inputs necessary to iron nugget production. We historically had obtained all our iron concentrate needs from reliable external sources. These external sources generally priced the iron concentrate quarterly with the price driven largely by a small number of suppliers and the global market for iron. Iron concentrate costs were therefore outside our control and could change independent of other ferrous scrap costs. Development of our own more stable low-cost iron concentrate sources, like Mining Resources in late 2012, was a very meaningful step in securing a more stable supply of much lower cost iron units.

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

Steel Fabrication Operations

        Our steel fabrication operations (New Millennium Building Systems) primarily serve the non-residential construction industry. Our facilities operating in Butler, Indiana; Lake City, Florida; Salem, Virginia; Hope, Arkansas; Fallon, Nevada; and Juarez, Mexico give us a national footprint that allows us to service the entire U.S. construction market, as well as national accounts such as large retail chains.

        We fabricate trusses, girders, steel joists and steel decking primarily for the non-residential building components market. Total production of all products was 367,000 tons and 295,000 tons during 2013 and 2012, respectively. Our Flat Roll Division and Roanoke Bar Division supply a substantial portion of the steel utilized in these manufacturing operations.

        Products.    Our fabrication operations produce steel building components, including steel joists, girders, and trusses. Our individual joist products include bowstring, arched, scissor, double-pitched and single-pitched joists. Our Indiana, Florida, Virginia, and Arkansas plants also produce a full range of steel roof, form, and composite floor decking.

        Customers.    Our primary fabrication customers are non-residential steel fabricators. Other customers include metal building companies, general construction contractors, developers, brokers and governmental entities. Our customers are located throughout the United States, including national accounts.

        Markets.    Our fabrication operations primarily serve the non-residential construction industry. The downturn and slow recovery in the non-residential construction markets has resulted in demand for joist and deck products to decrease from previous levels seen in 2008 and prior. The steel joist and deck market in the United States was approximately 1.2 million tons in 2011, increased to 1.3 million tons in 2012, and further increased to 1.5 million tons in 2013, per the Steel Manufacturers Association. We believe we are well positioned with our national footprint to continue to grow as the market strengthens, as we presently have unused capacity that can be deployed as needed. We believe the long-term prospects for this business are sound, and market indices increases in the latter half of 2013 provide some positive signs of recovery.

        Competitors.    Our main competitors in the joist business are Vulcraft, a division of Nucor Corporation; Canam Group; Quincy Joist Co.; Valley Joist; and Seyco Joist. In the steel decking business, New Millennium's main competitors are Vulcraft; Consolidated Systems, Inc.; and Canam Group.

Energy Resources

        Electricity.    Electricity is a significant input required in the electric arc furnaces in our steelmaking operations (excluding The Techs), representing 5% of steel production costs of goods sold in 2013 and 2012. We have entered into a fixed price interruptible electricity supply agreement that extends through December 31, 2014, for our Flat Roll Division in Butler, Indiana. The contract allows our supplier to interrupt service in the event of an emergency or in response to various market conditions. Our Roanoke Bar Division and Steel of West Virginia have entered into fixed price contracts, while our Engineered Bar Products Division has a combination of fixed pricing and market pricing for the various components of the electrical services (demand charge, energy charge, riders, etc.). Our Structural and Rail Division purchases electricity at current market prices.

        Natural Gas.    We purchase a portion of our steel operations' natural gas requirements at market prices and a portion by entering into hedging transactions on the futures markets for ultimate physical delivery in order to help minimize price volatility. These contracts typically have duration of up to

24 months, but on occasion may extend further. Natural gas represented 1.3% of steel operations (excluding The Techs) costs of goods sold in both 2013 and 2012.

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

        Pursuant to the Resource Conservation and Recovery Act, or RCRA, which governs the treatment, handling and disposal of solid and hazardous wastes, the United States Environmental Protection Agency, or U.S. EPA, and authorized state environmental agencies conduct inspections of RCRA regulated facilities to identify areas where there may have been releases of solid or hazardous constituents into the environment and require the facilities to take corrective action to remediate any such releases. RCRA also allows citizens to bring certain suits against regulated facilities for potential damages and cleanup. Our steelmaking and certain other facilities are subject to RCRA. Our manufacturing operations produce various by-products, some of which, for example, electric arc furnace or EAF dust, are categorized as industrial or hazardous waste, requiring special handling for disposal or for the recovery of metallics. We collect such co-products in approved baghouses and other facilities, but we are also examining alternative reclamation technologies to recycle some of these products. While we cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action at these facilities, the costs of which could be substantial.

        Under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the U.S. EPA and, in some instances, private parties have the authority to impose joint and several liability for the remediation of contaminated properties upon generators of waste, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. Many states have statutes and regulatory authorities similar to CERCLA and to the U.S. EPA. We have a number of waste handling agreements with various contractors to properly dispose of our electric arc furnace dust and certain other waste products of steelmaking. However, we cannot assure that, even if there has been no fault by us, we may not still be cited as a waste generator by reason of an environmental cleanup at a site to which our waste products were transported.

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

Employees

        Our work force consisted of approximately 6,870 full time employees at December 31, 2013, of which approximately 11% were represented by collective bargaining agreements. The largest group of unionized employees is at Steel of West Virginia. The remaining unionized employees are located in five different OmniSource metals recycling locations, each of which has its own agreement. We believe that our relationship with our employees is good.

Available Information

        Our internet website address is http://www.steeldynamics.com. We make available on our internet website, under "Investor Center," free of charge, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, our Code of Business Conduct and Ethics, and any amendments thereto to or waivers thereof, as well as our Audit, Compensation and Nominating and Corporate Governance Committee Charters. We do not intend to incorporate the contents of our or any other website into this report.

ITEM 1A.    RISK FACTORS

        Many factors could have an effect on our financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business and financial conditions. The factors described below represent our principal risks.

Risks Related to our Industry

Our industry is affected by domestic and global economic factors including the risk of a recession.

        Our financial results are substantially dependent not only upon overall economic conditions in the United States, in Europe and in Asia, but also as they may affect one or more of the industries upon which we depend for the sale of our products. The moderate pace of the recovery from the deep global recession that began in the United States in 2008 has had an adverse effect on demand for our products and margins and, therefore, the results of our operations. Prolongation of the recovery from the recession could stifle improving customer confidence and adversely affect demand for our products and further adversely affect our business. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during periods of economic downturn. Likewise, the pace of domestic non-residential construction activity has historically slowed during economic downturns, as seen with the historically low levels in recent years. The recovery in this industry could be prolonged further than other sectors of the domestic economy.

        Our business is also dependent upon certain industries, such as commercial and government construction, energy, metals service centers, automotive, agriculture, transportation, petrochemical and original equipment manufacturing, and these industries are also cyclical in nature. Therefore, these industries may experience their own fluctuations in demand for our products based on such things as economic conditions, energy prices, consumer demand and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve were to suffer a downturn, then our business may be adversely affected.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and some of the industries we serve.

        The steel manufacturing business is cyclical in nature, and the price of the steel we make may fluctuate significantly due to many factors beyond our control. Furthermore, many of our products are commodities, subject to their own cyclical fluctuations in supply and demand in both metal consuming and metal generating industries, including the construction industry. The timing, magnitude and duration of these cycles and the resulting price fluctuations are difficult to predict. The sale of our manufactured steel products is directly affected by demand for our products in other cyclical industries, such as the automotive, oil and gas, gas transmission, residential and commercial/industrial construction, commercial equipment, rail transportation, appliance, agricultural and durable goods industries. Economic difficulties, stagnant economies, supply/demand imbalances and currency fluctuations in the United States or globally could decrease the demand for our products or increase the amount of imports of steel into the United States, which could decrease our sales, margins and profitability.

The scrap metal recycling industry has historically been, and is expected to remain, highly cyclical and this could have a material adverse effect on our metals recycling operations' results.

        Scrap metal prices are volatile and operating results within the metals recycling industry in general have historically been cyclical, and are expected to remain highly cyclical in nature. Similarly, but not necessarily paralleling the price fluctuations in the steel business, the purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process or we resell to others through our metals recycling operations, are also highly volatile. During periods of increased imports, scrap metal prices may become depressed and adversely affect the sales, profitability and margins of our scrap business. As a metals recycler, we may attempt to respond to changing recycled metal selling prices by adjusting the scrap metal purchase prices we pay to others, but our ability to do this may be limited by competitive or other factors during periods of low scrap prices, when inbound scrap flow may slow considerably, as scrap generators hold on to their scrap in hopes of getting higher prices later. As such, a prolonged period of low scrap prices could reduce our ability to obtain, process and sell recycled materials and this could adversely affect our metals recycling operations' results. Conversely, periodic increased foreign demand for scrap can result in an outflow of available domestic scrap as well as resulting higher scrap prices domestically that cannot always be passed on to domestic scrap consumers, thereby further reducing available domestic scrap flows and scrap margins, all of which could adversely affect our sales and profitability of our scrap business. Additionally due to these periods of high demand, ferrous scrap consumers are seeking and developing ferrous scrap alternatives including direct reduced iron. Penetration of these scrap alternatives into the domestic market may have a longer term impact on scrap pricing, particularly in prime grades, which could adversely affect our sales, profitability and margins.

Imports of steel into the United States have in the past adversely affected, and may again adversely affect, U.S. steel prices, which could impact our sales, margins and profitability.

        Global steelmaking capacity currently exceeds global consumption of steel products. Such excess capacity sometimes results in steel manufacturers in certain countries exporting steel at prices that are lower than prevailing domestic prices, and sometimes at or below their cost of production. Excessive imports of steel into the United States, as a result of excess world supply, have in the past exerted, and may again in the future exert downward pressure on U.S. steel prices and may reduce or may negatively affect our ability to increase our sales, margins, and profitability. This may also adversely impact domestic demand for ferrous scrap and our ferrous metallics margins. U.S. steel producers compete with many foreign producers, including those in China. Competition from foreign producers is typically strong and is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries. Greater steel exports to the United States tend to occur at depressed prices when steel producing countries experience periods of economic difficulty, decreased demand for steel products or excess capacity.

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

        A significant factor in the worldwide volatility of steel pricing in recent years was the explosive growth in Chinese steel consumption in relation to its domestic production, which, until the third quarter of 2008, had vastly outpaced that country's capacity to produce steel in sufficient quantity to serve its internal demand. The shortage of Chinese domestic steel supply, during this time period, resulted not only in heightened Chinese demand for imported steel and other raw materials, with a consequent upward spiral in worldwide steel pricing for finished steel products, but also led to a rapid and significant expansion of steel production capacity in China, as well as many of the commodities, supplies and services utilized in steelmaking. However, the addition of new Chinese steel production capacity, coupled with the subsequent slower growth in Chinese steel consumption that began in 2008, and the continued utilization of a large amount of outdated, inefficient and government subsidized production capacity, has resulted in a situation in which China's steel producing capacity exceeds that country's demand for many kinds of steel products that we produce and has made China an increasingly larger net exporter of steel. Therefore, a combination of a slowdown in China's economic growth rate and steel consumption, coupled with its own expansion of steelmaking capacity, could result in stagnation or weakening of both domestic and global steel demand and steel pricing. Also, should Chinese steelmaking capacity remain the same or further increase, or should its demand either further slow or weaken, China might not only remain a net exporter of steel but many Asian and European steel producers whose steel output previously fed China's steel import needs could find their way into the U.S. market through increased steel imports, causing a further erosion of margins or negatively impacting our ability to increase our prices.

The worldwide economic downturn that began in 2008 and the difficult conditions in the global industrial, capital and credit markets that resulted, have adversely affected and may continue to adversely affect our industry, as well as the industries of many of our customers and suppliers upon whom we are dependent.

        Many of the markets in which our customers participate, such as the automotive, consumer products, original equipment, agriculture, transportation, manufacturing, commercial, residential and government construction, energy, and metals service center industries, are cyclical in nature and experience significant fluctuations in demand for our steel products based on economic conditions, consumer demand, raw material and energy costs, and decisions by our government to fund or not fund infrastructure projects such as highways, bridges, schools, energy plants, railroads and transportation facilities. Many of these factors are beyond our control. These markets are highly competitive, to a large extent driven by end-use markets, and may experience overcapacity, all of which may affect demand for and pricing of our products.

        A decline in consumer and business confidence and spending, together with reductions in the availability of credit or increased cost of credit, as well as volatility in the capital and credit markets, could adversely affect the business and economic environment in which we operate and the profitability of our business. We are also exposed to risks associated with the creditworthiness of our suppliers and customers. If the availability of credit to fund or support the continuation and expansion of our customers' business operations is curtailed or if the cost of that credit is increased the resulting inability of our customers or of their customers to access either credit or absorb the increased cost of that credit could adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. A renewed disruption of the credit markets could also result in financial instability of some of our suppliers and customers. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events may adversely affect our profitability, cash flow, and financial condition.

Volatility and major fluctuations in scrap metal and pig iron prices and our potential inability to pass higher costs on to our customers may constrain operating levels and reduce profit margins.

        Steel producers require large amounts of raw materials, including scrap metal and scrap substitute products such as pig iron, pelletized iron and other supplies such as graphite electrodes and ferroalloys. Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. Moreover, some of our integrated steel producer competitors are not as dependent as we are on scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, give them a raw material cost advantage over mini-mills. While our vertical integration into the metals recycling business through our OmniSource operations and into the ironmaking business, through our Iron Dynamics facility and our Minnesota iron operations should enable us to continue being a cost-effective supplier to our steelmaking operations, for some of our metallics requirements, we will still need to rely on other metallics and raw material suppliers, as well as upon general industry supply conditions for the balance of our needs.

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

        Steel producers like us consume large amounts of energy, inasmuch as mini-mills melt steel scrap in electric arc furnaces and use natural gas to heat steel billets for rolling into finished products. We rely on third parties for the supply of energy resources we consume in our steelmaking activities. The prices for and availability of electricity, natural gas, oil and other energy resources are also subject to volatile market conditions, often affected by weather conditions as well as political and economic factors beyond our control. As large consumers of electricity and gas, we must have dependable delivery in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters or by political considerations would substantially disrupt our production. In addition, a significant portion of our finished steel products are delivered by truck. Unforeseen fluctuations in the price of fuel attributable to fluctuations in crude oil prices would also have a negative impact on our costs or on the costs of many of our customers. In addition, changes in certain environmental regulations in the U.S., including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions legislation could substantially increase the cost of manufacturing and raw materials, such as energy, to us and other U.S. steel producers.

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

        In addition, the primary feed materials for the shredders operated by our metals recycling operations are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of unrecyclable material known as shredder fluff. After the segregation of ferrous and saleable nonferrous metals, shredder fluff remains. We, along with others in the recycling industry, interpret federal regulations to require shredder fluff to meet certain criteria and pass a toxic leaching test to avoid classification as a hazardous waste. We also endeavor to remove hazardous contaminants from the feed material prior to shredding. As a result, we believe the shredder fluff we generate is not normally considered or classified as hazardous waste. However, if laws or regulations, the interpretation of the laws or regulations, or testing methods change with regard to EAF dust or shredder fluff, we may incur significant additional expenditures.

        The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") enables U.S. EPA and state agencies to recover from owners, operators, generators and transporters the cost of investigation and cleanup of sites which pose serious threats to the environment or public health. In connection with CERCLA and analogous state laws, we may be required to clean up contamination discovered at our sites including contamination that may have been caused by former owners or operators of the sites, conduct additional cleanup at sites where we have already participated in remediation efforts or to take remediation action with regard to sites formerly used in connection with our operations.

        In addition, we may be required to pay for, or to pay a portion of, the costs of remediation at sites to which we sent hazardous wastes for disposal, notwithstanding that the original disposal activity may have complied with all regulatory requirements then in effect. Pursuant to CERCLA, a potentially responsible party can be held jointly and severally liable for all of the cleanup costs associated with a third-party disposal site. In practice, a liable party often splits the costs of cleanup with other potentially responsible parties. We have received notices from U.S. EPA, state agencies and third parties that we have been identified as potentially responsible for the cost of investigating and cleaning up a number of third-party disposal sites. In most cases, many other parties are also named as potentially responsible parties. Based upon information currently available to us, we do not believe the potential cost in connection with the remediation of these sites will have a material effect on our business.

        Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because U.S. EPA and state agencies are still discovering sites that pose a threat to public health or the environment, we can provide no assurance that we will not become liable in the future for significant costs associated with investigation and remediation of additional CERCLA clean-up sites.

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

        Restrictions and covenants in our existing debt agreements, including our senior secured credit facility, and any future financing agreements, may impair our ability to finance future operations or capital needs or to engage in other business activities. Specifically, these agreements may limit or restrict our ability to:

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

        Under our senior secured credit facility, we are required to maintain certain financial covenants tied to our leverage and profitability. In addition, we are subject to a quarterly borrowing base requirement limiting the maximum availability of our senior secured revolver. Our ability to meet such covenants or borrowing restrictions can be affected by events beyond our control. If a default were to occur, the lenders could elect to declare all amounts then outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our receivables and inventories and all shares of capital stock or other equity interests of our subsidiaries and intercompany debt held by us as collateral for our senior secured credit facility.

We may face significant price and other forms of competition from other steel producers and scrap processors, which could have a material adverse effect on our business, financial condition, results of operation or prospects.

        The global markets in which steel companies and scrap processors conduct business are highly competitive and became even more so due to the recent global economic downturn and consolidations in the steel and scrap industries. Increased competition could cause us to lose market share, increase expenditures or reduce pricing, any one of which could have a material adverse effect on our business, financial condition, results of operations or prospects. The global steel industry has historically suffered from over-capacity, and that excess capacity intensifies price competition in some of our products. A decrease in the global demand for steel scrap, due to market or other conditions, generally causes a decrease in the price of scrap metals. A decrease in price could result in some scrap generators exiting the marketplace which could further decrease the availability of scrap. This shortage in availability of scrap could have a material adverse effect on both our steelmaking and our metals recycling operations and thus on our business, financial condition, results of operations or prospects.

We are subject to significant risks relating to changes in commodity prices and may not be able to effectively protect against these risks.

        We are exposed to commodity price risk during periods where we hold title to scrap metal products that we may hold in inventory for processing or resale. Prices of commodities, including scrap, can be volatile due to numerous factors beyond our control. In an increasing price environment for raw materials, competitive conditions may limit our ability to pass on price increases to our consumers. In a decreasing price environment for processed scrap, we may not have the ability to fully recoup the cost of raw materials that we procure, process and sell to our customers. In addition, new entrants into the market areas we serve could result in higher purchase prices for raw materials and lower margins from our scrap. We have not hedged positions in certain commodities, such as ferrous scrap, where futures markets are not well established, and where we may from time to time hedge our positions in certain nonferrous scrap transactions, we could incur losses. Thus, our sales and inventory position will be vulnerable to adverse changes in commodity prices, which could materially adversely impact our operating and financial performance.

The profitability of our metals recycling operations depends, in part, on the availability of an adequate source of supply.

        We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell recyclable metal to us. In periods of low industry prices, suppliers may elect to hold recyclable metal to wait for higher prices or intentionally slow their metal collection activities. If a substantial number of suppliers cease selling recyclable metal to us, we will be unable to recycle metal at desired levels and our results of operations and financial condition could be materially adversely affected. In addition, a slowdown of industrial production in the United States reduces the supply of industrial grades of metal to the metal recycling industry, resulting in our having less recyclable metal available to process and market.

We may face risks associated with the implementation of our growth strategy.

        Our growth strategy subjects us to various risks. As part of our growth strategy, we may expand existing facilities, enter into new product or process initiatives, build additional plants, acquire other businesses and metals assets, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

  •
  the risk of entering markets in which we have little experience;

  •
  the difficulty of competing for acquisitions and other growth opportunities with companies having materially greater financial resources than us;

  •
  the inability to realize anticipated synergies or other benefits expected from an acquisition;

  •
  the difficulty of integrating the new or acquired operations and personnel into our existing operations;

  •
  the potential disruption of ongoing operations;

  •
  the diversion of financial resources to new operations or acquired businesses;

  •
  the diversion of management attention from other business concerns to new operations or acquired businesses;

  •
  the loss of key employees and customers of acquired businesses;

  •
  the potential exposure to unknown liabilities;

  •
  the inability of management to maintain uniform standards, controls, procedures and policies;

  •
  the difficulty of managing the growth of a larger company;

  •
  the risk of becoming involved in labor, commercial, or regulatory disputes or litigation related to the new operations or acquired businesses;

  •
  the risk of becoming more highly leveraged;

  •
  the risk of contractual or operational liability to other venture participants or to third parties as a result of our participation;

  •
  the inability to work efficiently with joint venture or strategic alliance partners; and

  •
  the difficulties of terminating joint ventures or strategic alliances.

        These initiatives or transactions might be required for us to remain competitive, but we may not be able to complete any such transactions on favorable terms or obtain financing, if necessary, for such transactions on favorable terms. Future transactions may not improve our competitive position and business prospects as anticipated, and if they do not, our sales and earnings may be significantly reduced.

Technology, operating and start-up risks, as well as commodity market risks associated with our Mesabi Nugget ironmaking project may prevent us from realizing its anticipated benefits and could result in a loss of all or a part of our investment.

        While we and certain of our current and former joint venture partners built and operated a successful small scale pilot plant on the Mesabi Iron Range in Minnesota for the production of a cost effective iron nugget using Kobe Steel's proprietary ITmK3® ironmaking process, we have experienced numerous technology, operational, production, quality control, market and start-up risks associated with the start-up and operation of our world's first full scale commercial nugget plant utilizing this technology. There can be no assurance at this time, however, that our original expectations that this ironmaking project might be capable of consistently producing high-quality iron nuggets for use as a scrap substitute feed stock in our steelmaking operations, and in sufficient quantities and at a cost that will compare favorably with the cost of steel scrap and other more conventional scrap substitute products, including pig iron will be achieved. We encountered losses during the extended start-up and actual operation of the project and have continued to encounter further losses, cost overruns, systems or process difficulties, output quantity and quality limitations, raw material consumption rate and cost issues. As a result our capital costs have increased, the expected cost benefits from the development of this iron nugget product have diminished and could be lost, and we could lose all or a substantial portion of our investment in the project. We have encountered and could continue to encounter additional commodity market risk if the cost to manufacture the nuggets continues to be greater than projected or if the relative market price of scrap and other scrap substitutes (particularly pig iron), for which this iron nugget product is intended as a lower cost substitute, continues to be lower than projected, which could render our nuggets non-economical. Moreover, we are undertaking certain ancillary ventures related to the ironmaking process, such as our nearby Mesabi Mining facility for which we have been and are continuing to seek operating permits to allow us to mine taconite ore for use in the production of nuggets. Mining is a business in which we have no previous experience and which is also subject to possible permitting and environmental risks and uncertainties.

We are subject to litigation which could adversely affect our profitability.

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes. We are involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a period between 2005 and 2007, by artificially restricting the supply of such steel products. All but one of the complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products. The other complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period. A ninth complaint, in December 2010, was brought on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaints. All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. In January 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits, but this motion was denied in June 2009. Following a period of preliminary discovery relating to class certification matters, Plaintiffs filed their Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs' Motion for Class Certification, together with joint motions to exclude the expert opinions of both of Plaintiffs' two retained experts. On October 15, 2013, Plaintiffs submitted their Reply papers, and the defendants have submitted their additional responses as well. A hearing on class certification and Daubert issues has been scheduled for March 5-7, 2014.

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

Unexpected equipment downtime or shutdowns could adversely affect our business, financial condition, results of operations and prospects.

        Interruptions in our production capabilities could adversely affect our production costs, products available for sale and earnings during the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures or other events. We have experienced and may in the future experience plant shutdowns or periods of reduced production as a result of such equipment failures or other events. These disruptions could have an adverse effect on our operations, customer service levels, financial results and prospects.

Governmental agencies may refuse to grant or renew some of our licenses and permits.

        We must receive licenses, air, water and other permits and approvals from state and local governments to conduct certain of our operations, such as our Mesabi Nugget and Mesabi Mining operations, or to develop or acquire new facilities. Governmental agencies sometimes resist the establishment of certain types of facilities in their communities, including scrap metal collection and processing facilities. Both Mesabi Nugget and Mesabi Mining have had difficulties securing or renewing all of their necessary permits, and there can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold. Failure to do so could have a material adverse effect on our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table describes our more significant properties as of December 31, 2013. These properties are owned or leased by us and are not subject to any significant encumbrances. We believe these properties are suitable and adequate for our current operations and are appropriately utilized.

Operations	Location	Property Type	Site Acreage Owned		Site Acreage Leased
Steel Operations
Flat Roll Division:
Butler Operations	Butler, IN	Steel Manufacturing and Coating Facility	1,107		—
Jeffersonville Operations	Jeffersonville, IN	Steel Coating Facility	—		36
Structural and Rail Division	Columbia City, IN	Steel Manufacturing Facility	699		—
Engineered Bar Division	Pittsboro, IN	Steel Manufacturing and Finishing Facility	285		—
Roanoke Bar Division	Roanoke, VA	Steel Manufacturing Facility	292		—
Steel of West Virginia	Huntington, WV	Steel Manufacturing and Finishing Facility	77		—
The Techs	Pittsburgh, PA	Steel Coating Facilities	16		2
Metals Recycling and Ferrous Resources
OmniSource:
Georgia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	103		9
Indiana	Multiple Cities	Ferrous and Nonferrous Scrap Processing	587		35
Michigan	Multiple Cities	Ferrous and Nonferrous Scrap Processing	328		16
North Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	506		—
Ohio	Multiple Cities	Ferrous and Nonferrous Scrap Processing	239		26
South Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	232		100
Tennessee	Multiple Cities	Ferrous and Nonferrous Scrap Processing	52		9
Virginia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	209		3
Iron Dynamics	Butler, IN	Liquid Ironmaking Facility	25		—
SDI LaFarga, LLC	New Haven, IN	Copper Wire Rod Facility	35		—
Mesabi Nugget	Hoyt Lakes, MN	Ironmaking Facility		*		*
Mesabi Mining	Hoyt Lakes, MN	Iron Ore Mining (under development)		*		*
Mining Resources	Chisholm, MN	Iron Ore Tailings Mining		**		**
Steel Fabrication Operations
New Millennium Building Systems:
Joist and Deck Operations	Butler, IN	Steel Fabrication Facility	95		—
Joist and Deck Operations	Lake City, FL	Steel Fabrication Facility	75		—
Joist and Deck Operations	Salem, VA	Steel Fabrication Facility	62		—
Joist and Deck Operations	Hope, AR	Steel Fabrication Facility	72		—
Joist Operations	Fallon, NV	Steel Fabrication Facility	53		—
Joist Operations	Juarez, MX	Steel Fabrication Facility	17		—
Joist Operations	Florence, SC	Steel Fabrication Facility (idle)	66		—
Castellated Beam Operations	Continental, OH	Steel Fabrication Facility	54		—
Corporate Headquarters	Fort Wayne, IN	Office Building (116,000 square feet)	20		—

*
The Mesabi Nugget and Mesabi Mining properties are located at the site of an open pit taconite mine on the Mesabi Iron Range near Hoyt Lakes, Minnesota. The site encompasses 7,981 acres of land owned outright by us (including mineral and surface rights) and land for which we acquired a leasehold interest (including 774 acres of mineral and 624 acres of surface rights). The properties were purchased from Cleveland Cliffs, Inc. and were formerly operated by LTV Corporation.

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

        We are involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois in September 2008, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products during a period between 2005 and 2007. The other complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period. A ninth complaint, in December 2010, was brought on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaints. All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. In January 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits, but this motion was denied in June 2009. Following a period of preliminary discovery relating to class certification matters, Plaintiffs filed their Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs' Motion for Class Certification, together with joint motions to exclude the expert opinions of both of Plaintiffs' two retained experts. On October 15, 2013, Plaintiffs submitted their Reply papers, and the defendants have submitted their additional responses as well. A hearing on class certification and Daubert issues has been scheduled for March 5-7, 2014.

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

	Common Stock Market Price
			Dividends Declared
	High	Low
2013
First Quarter	$16.16	$14.04	$0.11
Second Quarter	16.23	13.85	0.11
Third Quarter	17.57	14.96	0.11
Fourth Quarter	19.74	16.26	0.11
2012
First Quarter	$16.66	$13.43	$0.10
Second Quarter	15.12	10.11	0.10
Third Quarter	13.55	10.99	0.10
Fourth Quarter	14.54	11.11	0.10

        As of February 14, 2014 we had 223,004,874 shares of common stock outstanding and held beneficially by approximately 17,000 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,620) is not representative of the number of beneficial holders.

        We declared our first quarterly cash dividend during July 2004 and continued quarterly dividends throughout 2013. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Total Return Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Steel Dynamics, Inc., the NASDAQ Composite Index, and the S&P Steel Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected consolidated financial and operating data of Steel Dynamics, Inc. The selected consolidated operating, other financial and balance sheet data as of and for each of the years in the five-year period ended December 31, 2013 were derived from our audited consolidated financial statements. You should read the following data in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
Operating data:
Net sales	$7,372,924	$7,290,234	$7,997,500	$6,300,887	$3,958,806
Gross profit	719,144	719,898	931,518	675,666	399,076
Operating income	386,525	391,165	584,820	364,753	119,531
Net income (loss)	163,516	142,281	265,692	129,599	(11,019)
Net income (loss) attributable to Steel Dynamics, Inc.	189,314	163,551	278,120	140,709	(8,184)
Basic earnings (loss) per share	$0.86	$0.75	$1.27	$0.65	$(0.04)

Weighted average common shares outstanding	220,916	219,159	218,471	216,760	200,704

Diluted earnings (loss) per share	$0.83	$0.73	$1.22	$0.64	$(0.04)

Weighted average common shares and share equivalents outstanding	238,996	236,624	235,992	234,717	200,704

Dividends declared per share	$0.440	$0.400	$0.400	$0.300	$0.325

Other financial data:
Capital expenditures	$186,843	$223,525	$167,007	$133,394	$330,052
Ratio of earnings to fixed charges	3.00x	2.31x	3.40x	2.20x	.78x
Other data:
Shipments:
Steel operations (net tons)	6,119,884	5,832,776	5,842,694	5,295,852	4,045,787
Metals recycling
Ferrous metals (gross tons)	5,505,995	5,647,058	5,879,729	5,179,812	3,631,102
Nonferrous metals (thousands of pounds)	1,052,494	1,051,333	1,066,648	961,288	780,084
Steel fabrication operations (net tons)	366,676	295,161	217,838	164,431	145,259
Steel operations production (net tons)	6,266,507	5,884,775	5,931,833	5,413,093	4,187,526
Shares outstanding (in thousands)	222,867	219,523	218,874	217,575	216,000
Number of employees	6,870	6,670	6,530	6,180	5,990
Balance sheet data:
Cash and equivalents, and short-term commercial paper	$395,156	$407,437	$475,591	$186,513	$9,008
Operational working capital	1,405,736	1,281,765	1,276,916	1,189,086	857,708
Net property, plant and equipment	2,226,134	2,231,198	2,193,745	2,213,333	2,254,050
Total assets	5,933,006	5,815,416	5,979,226	5,589,934	5,129,872
Long-term debt (including current maturities)	2,107,589	2,202,237	2,380,100	2,386,821	2,222,754
Equity	2,495,855	2,377,842	2,299,900	2,076,835	2,003,265

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This report contains some predictive statements about future events, including statements related to conditions in the steel and metallic scrap markets, Steel Dynamics' revenues, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as "forward-looking," subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of a slowing in industrial demand; (2) changes in economic conditions, either generally or in any of the steel or scrap-consuming sectors which affect demand for our products, including the strength of the non-residential and residential construction, automotive, appliance, and other steel-consuming industries; (3) fluctuations in the cost of key raw materials (including steel scrap, iron units, and energy costs) and our ability to pass-on any cost increases; (4) the impact of domestic and foreign import price competition; (5) risks and uncertainties involving product and/or technology development; and (6) occurrences of unexpected plant outages or equipment failures.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include, among other items, labor and related benefits, professional services, insurance premiums, property taxes, profit sharing, equity-based compensation, and amortization of intangible and other assets.

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

Overview

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking capability of 6.4 million tons and actual recycling volumes. We reported net sales of $7.4 billion, $7.3 billion, and $8.0 billion during 2013, 2012, and 2011, respectively. The primary sources of our revenues are from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and, to a lesser degree, fabrication and sale of steel joist and decking products. Our operations are managed and reported based on three operating segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.

        Actual steel and metals recycling ferrous and nonferrous shipments during 2013, 2012, and 2011 are presented in the tables below.

Steel Shipments Thousands of Tons	OmniSource Ferrous Shipments Thousands of Gross Tons	OmniSource Nonferrous Shipments Millions of Pounds

        During 2013, net sales of $7.4 billion and operating income of $386.5 million was relatively unchanged from 2012 net sales of $7.3 billion and operating income of $391.2 million, despite generally higher shipments, as 2013 full year metal margins declined for our steel and metals recycling operations. However, 2013 consolidated pretax income increased $58.8 million, or 29%, reflecting interest cost savings of $30.9 million and a reduction in refinancing costs of $37.7 million, which were associated with our 2012 and early 2013 financing activities. Net income attributable to Steel Dynamics, Inc. was $189.3 million or $0.83 per diluted share in 2013, compared with $163.6 million, or $0.73 per diluted share in 2012.

        In spite of record annual shipments in our steel operations, compressed metal margins (which we define as the difference between average selling prices and the cost of ferrous scrap—our primary raw material) resulted in a modest 2% increase in steel operations operating income, to $504.4 million, compared to 2012. Average 2013 steel prices per ton shipped declined $41 amidst continued pricing pressure, while average ferrous scrap consumed for production only declined $25 per ton. Operating income of OmniSource, our metals recycling operations decreased 12% to $41.9 million, as 2013 ferrous and nonferrous metals shipments were comparable to 2012; however, both ferrous and nonferrous metal margins (which we define as the difference between average selling prices and the cost of purchased scrap) decreased slightly during the year. The impact of losses from our Minnesota iron operations on 2013 net income was approximately $42 million, or $0.18 per diluted share in each of 2013 and 2012. Our steel fabrication operations reported operating income of $7.0 million in 2013, an increase of $4.9 million, or 231%, compared to 2012, experiencing a 24% increase in selling volumes, the result of improved domestic demand for fabricated steel as well as our fabrication operations' gains in market share.

Segment Operating Results 2013 vs. 2012 (dollars in thousands)

	Years Ended December 31,
	2013	% Change	2012	% Change	2011
Net sales
Steel	$4,768,004	1%	$4,701,108	(7)%	$5,070,306
Metals recycling and ferrous resources	3,663,486	1%	3,611,796	(13)%	4,152,568
Steel fabrication	439,655	18%	371,406	34%	276,408
Other	115,326	32%	87,462	(17)%	105,148

	8,986,471		8,771,772		9,604,430
Intra-company	(1,613,547)		(1,481,538)		(1,606,930)

Consolidated	$7,372,924	1%	$7,290,234	(9)%	$7,997,500

Operating income (loss)
Steel	$504,384	2%	$495,640	(25)%	$658,120
Metals recycling and ferrous resources	(52,468)	(44)%	(36,508)	(237)%	26,597
Steel fabrication	7,003	231%	2,114	132%	(6,584)
Other(1)	(71,446)		(66,829)		(95,141)

	387,473		394,417		582,992
Intra-company	(948)		(3,252)		1,828

Consolidated	$386,525	(1)%	$391,165	(33)%	$584,820

(1)
Other consists of the results of subsidiary operations that are below the quantitative thresholds required for reportable segments as well as unallocated corporate accounts, including profit sharing.

Steel Operations

        Steel Operations.    Steel operations consist of our five electric arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture, and industrial machinery markets. During 2013, 2012, and 2011, our steel operations accounted for 61%, 62%, and 61% respectively, of our external net sales. Operating income for steel operations increased $8.7 million, or 2%, to $504.4 million in 2013 versus 2012. This increased profitability is due primarily to increased shipping volumes of 5%, particularly at our Flat Roll Division and Structural and Rail Division, offset partially by a compression of metal margins.

        Steel operations shipping volumes for the respective periods were as follows:

	Years Ended December 31,
	2013	% of external	2012	% of external	2011	% of external
Shipments (tons)
Flat Roll Division	2,904,149		2,717,995		2,770,466
The Techs	669,608		664,485		715,833

Sheet products	3,573,757	63%	3,382,480	62%	3,486,299	64%
Structural and Rail Division	1,178,606		1,031,504		879,145
Engineered Bar Products Division	488,393		535,882		634,964
Roanoke Bar Division	569,260		581,180		544,384
Steel of West Virginia	309,868		301,730		297,902

Long products	2,546,127	45%	2,450,296	45%	2,356,395	43%

Total shipments	6,119,884	109%	5,832,776	108%	5,842,694	108%
Intra-segment shipments	(135,938)		(123,876)		(130,813)

Segment shipments	5,983,946		5,708,900		5,711,881
Intra-company shipments	(355,314)		(285,736)		(292,145)

External shipments	5,628,632		5,423,164		5,419,736

  Sheet Products.    Our Flat Roll Division sells a broad range of sheet steel products, such as hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, Galvalume® and painted products. The Techs operations comprised of three galvanizing lines, also sells specialized galvanized sheet steels used in non-automotive applications. Sheet products represented 63% of our steel segment's shipped tons in 2013, as compared to 62% in 2012, and 64% in 2011.

  Long Products.    Our Structural and Rail Division sells structural steel beams, pilings, a variety of standard strength carbon and intermediate alloy hardness rail for the railroad industry, and is also designed to produce and sell premium rail grades. Our Engineered Bar Products Division primarily sells larger diameter special bar quality and merchant bar quality rounds and round-cornered squares; and in late 2013, we began commissioning a new rolling mill which will produce precision smaller-diameter round engineered bars. Our Roanoke Bar Division primarily sells merchant steel products, including angles, plain rounds, flats and channels, and billets. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections.

        Net sales for the steel segment increased in 2013 by $66.9 million, or 1%, compared to 2012, with the segment achieving record shipments of 6.1 million tons in 2013. Selling volumes increased for both our sheet products (6%) and long products (4%) in 2013 compared to 2012, and overall product mix between sheet products and long products remained relatively consistent. Our sheet products operations reported increased shipments in 2013 compared to 2012, with our Flat Roll Division increasing 7%, achieving record levels in both shipments and production, and experienced improved volumes of value-added products. Shipments in 2013 at our Structural and Rail Division increased 14% to a record 1.2 million tons, primarily due to a 43% increase in standard rail shipments as compared to 2012. As the non-residential construction market continued its slow recovery, we saw a 10% improvement in sales of beam products at our Structural and Rail Division in 2013 as compared to 2012, in addition to the increase in rail shipments. Residential construction continues to improve domestically, which is positive for the nonresidential construction industry, as it is a leading indicator for the sector.

        Our 2013 average steel operations' segment selling price per ton shipped, including intra-company shipments, decreased $41 compared with 2012. Sheet products 2013 average selling price per ton shipped decreased $34 compared with 2012, and long products average selling prices decreased $50 per ton compared with 2012.

Steel Operations Average Selling Prices and Volumes

        Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations decreased $25 in 2013 compared with 2012. During 2013, 2012, and 2011, respectively, our metallic raw material costs represented 65%, 66%, and 68% of our steel operations' manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes.

Metals Recycling and Ferrous Resources Operations

        Metals Recycling and Ferrous Resources Operations.    This operating segment primarily includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota iron operations. Our metals recycling and ferrous resources operations segment accounted for 32%, 32%, and 35% of our external net sales in 2013, 2012, and 2011, respectively. Operating income for the metals recycling and ferrous resources operations segment decreased $16.0 million in 2013 to a loss of $52.5 million.

        Metals recycling and ferrous resources shipping volumes during the respective periods were as follows:

	Years Ended December 31,
	2013	% Change	2012	% Change	2011
Ferrous metal (gross tons)
Total	5,505,995	(2)%	5,647,058	(4)%	5,879,729
Intra-segment	(5,488)		(11,488)		(12,227)

Segment shipments	5,500,507	(2)%	5,635,570	(4)%	5,867,502
Intra-company	(2,417,248)		(2,575,182)		(2,552,472)

External shipments	3,083,259	1%	3,060,388	(8)%	3,315,030

Nonferrous metals (thousands of pounds)
Total	1,052,494	—%	1,051,333	(1)%	1,066,648
Intra-segment	(12,371)		(10,281)		—

Segment shipments	1,040,123	—%	1,041,052	(2)%	1,066,648
Intra-company	(6,079)		(8,207)		(8,273)

External shipments	1,034,044	—%	1,032,845	(2)%	1,058,375

Mesabi Nugget (metric tons)—intra-company shipments	215,833	28%	168,633	6%	159,641

Iron Dynamics (metric tons)—intra-company shipments
Liquid pig iron	235,861		198,849		188,688
Hot briquetted iron	16,002		18,641		31,646
Other	3,440		8,906		9,168

	255,303	13%	226,396	(1)%	229,502

  Metals Recycling.    Our metals recycling operations, OmniSource, represent our metals sourcing and processing operations and are the most significant source of revenues and earnings in this segment. These operations sell ferrous scrap to steel mills and foundries, and nonferrous scrap, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 91%, 94%, and 95% of this segment's net sales during 2013, 2012, and 2011; and $41.9 million, $47.7 million, and $66.4 million of this segments' operating income for these same periods, respectively.

  During 2013, metals recycling recorded sales of $3.3 billion on shipments of 5.5 million gross tons of ferrous metals and 1.05 billion pounds of nonferrous metals, compared with sales of $3.4 billion on shipments of 5.6 million gross tons of ferrous and 1.05 billion pounds of nonferrous metals during 2012. Sales prices of ferrous metals decreased 4% in 2013 versus 2012, while sales prices of nonferrous metals were relatively steady year over year. During 2013, the metals recycling operations provided approximately 45% of the steel scrap purchased by our steel mills. This represented 44% of the metals recycling operations' ferrous shipments for 2013, as compared to 46% for 2012, and 43% for 2011.

  Metals recycling operating income decreased $5.8 million, to $41.9 million, in 2013 as compared to 2012, due to slightly lower ferrous selling volumes and slightly compressed metal margins. Slightly lower selling prices equated to lower metal margins in 2013, however these reductions were partially offset by reductions in our operating costs. The ongoing overcapacity of recycled shredding locations, particularly in the southeast United States, continues to constrain metal margins, and thus profitability, in spite of increasing steel mill utilization.

  Ferrous Resources.    Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota iron operations, consisting of an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our potential future iron mining operations, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). The impact of losses from our Minnesota iron operations on 2013 net income was approximately $42 million, or $0.18 per diluted share in each of 2013 and 2012. The iron nugget production facility utilizes a pioneering production process, which from time to time has experienced operational, quality control, and production cost challenges. The facility commenced initial production of iron nuggets in 2010. We have continued to modify, re-engineer and further refine this production process and have changed or modified equipment configurations with resulting increases in plant availability, increased production, and improved quality. During the fourth quarter of 2013, we focused on the reduction of production costs and the improvement of product yield. Certain meaningful adjunct trials that began in the latter half of the fourth quarter have continued into 2014, with some encouraging results. However, toward the end of the first quarter of 2014, we expect that we will be able to assess whether, or to what extent, further process improvements, if any, are justifiable. In 2013, 2012 and 2011, Mesabi Nugget produced 214,000, 178,000 and 156,000 metric tons of iron-nuggets, respectively, for use by our own steel mills. Our Mining Resources operation, which supplies the nugget production facility with its primary raw material, iron concentrate, started operations in 2012, and effectively ramped up operations in 2013, producing 407,000 and 56,000 metric tons of iron tailings during 2013 and 2012, respectively.

Steel Fabrication Operations

        Our steel fabrication operations represent the company's New Millennium Building Systems' plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 6%, 5%, and 3% of our external net sales during 2013, 2012, and 2011, respectively. Operating income for the segment improved to $7.0 million in 2013, compared to $2.1 million in 2012, with the increase year over year due principally to increased selling volumes.

        Net sales for the segment increased by $68.2 million, or 18%, in 2013 compared to 2012; as our selling volumes increased 24% to 367,000 tons in 2013, while our average steel fabrication operations' selling price per ton shipped decreased $59, or 5%, in 2013 as compared to 2012. Our volume growth can be attributed to continued improvement within the non-residential construction market as a whole, our organic gains in market share, as well as our increasing utilization of our assets in the south and southwestern United States. Residential construction has improved domestically, which is also positive for the nonresidential construction industry, as it is a leading indicator for the sector. Fabricated steel consumption in the United States improved during 2013, with estimated domestic joist shipments increasing 14% when compared to 2012.

        The purchase of various steel products is the largest single cost of goods sold item for our steel fabrication operations. During 2013 the cost of steel products purchased represented 71% of the total cost of manufacturing for our steel fabrication operations compared to 72% in 2012, while the cost of steel decreased in 2013, as compared to 2012, by $54 per ton. As the decrease in selling prices of $59 per ton outpaced the decrease in steel input costs of $54 per ton, our metal spread was reduced. This reduction in metal spread was, however, offset fully by reduced operating costs.

 Steel Fabrication Operations Average Selling Prices and Volumes

Consolidated Results 2013 vs. 2012

        Selling, General and Administrative Expense (SG&A).    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $332.3 million during 2013, as compared to $320.5 million during 2012, an increase of $11.8 million, or 4%. During 2013 and 2012, selling, general and administrative expenses (excluding non-cash impairment charges) represented approximately 4.5% and 4.4% of net sales, respectively. The increase in SG&A expenses in 2013 compared to 2012 relates most notably to increased non-cash equity-based compensation expenses of $5.3 million. Amortization of intangible assets decreased $3.8 million, or 11%, during 2013 compared to 2012 due to the accelerated amortization methods used for intangible assets related to customer and scrap generator relationships.

        Interest Expense, net of Capitalized Interest.    During 2013, gross interest expense decreased $27.7 million, or 17%, to $132.3 million, and capitalized interest increased $3.2 million, to $4.6 million, as compared to 2012. The interest capitalized during these periods relates to longer-term construction activities at our various operating segments, which increased in 2013 with our increased expansion plans, as compared to 2012. The decrease in gross interest expense is due to refinancing activities that took place in primarily the second half of 2012 and March 2013. We repaid $175 million of our debt in 2012 and $100 million in 2013. We also refinanced $1.4 billion of senior notes, reducing our overall effective interest rate from almost 7.0% to less than 5.6% at December 31, 2013.

        Other (Income) Expense, net.    Other income was $4.0 million during 2013, as compared to other expense of $28.5 million during 2012, with interest income of $4.6 million in 2013 versus $4.7 million in 2012. We recorded non-operating charges of $2.6 million in 2013 related to our 2013 refinancing activities, while we recorded $40.3 million of non-operating charges in 2012 related to our 2012 refinancing activities.

        Income Taxes.    During 2013, our income tax expense was $99.3 million, as compared to $61.8 million during 2012. Our effective income tax rate before exclusion of noncontrolling interests was 37.8% and 30.3%, during 2013 and 2012, respectively. The lower effective income tax rate in 2012 is due primarily to the impact of reductions in our unrecognized tax positions due to tax audit settlements in 2012, which reduced our effective tax rate by 9.6%. The 2013 effective tax rate benefitted from the effects of additional stock option exercises during 2013, and 2012 research and development tax credits enacted in January 2013.

        Included in the balance of unrecognized tax benefits at December 31, 2013 of $26.6 million are potential benefits of $13.1 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2013, we recognized interest expense of $0.8 million, net of tax. In addition to the unrecognized tax benefits noted above, we had $7.4 million accrued for the payment of interest and penalties at December 31, 2013.

        We file income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) has completed its examinations of the years 2004 through 2009 and has effectively settled those years with us. The IRS is currently examining our federal income tax returns for the years 2010 and 2011. At this time we do not believe there will be any significant examination adjustments that would result in a material change to our financial position or results of operations. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of these state and federal income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $13.7 million by the end of 2014. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2010.

Consolidated Results 2012 vs. 2011

        During 2012, we had net sales of $7.3 billion, gross profit of $719.9 million (10%), and operating income of $391.2 million (5%); as compared to net sales of $8.0 billion, gross profit of $931.5 million (12%), and operating income of $584.8 million (7%) during 2011. Net income attributable to Steel Dynamics, Inc. was $163.6 million, or $0.73 per diluted share in 2012, compared with $278.1 million, or $1.22 per diluted share in 2011.

        During 2012, operating income declined 33% or $193.7 million as compared to 2011. The majority of the decline related to steel operations, as operating income for the segment declined $162.5 million, or 25% year over year. The combination of global economic and political uncertainty continued to suppress consumer confidence, and dampened global steel demand. Downward pressure on steel margins arose from a weak U.S. economy, resulting in higher raw materials costs on a relative basis to lower selling values, caused in part by increased import activity. While overall steel volumes remained steady, as demand from automotive and manufacturing stayed strong throughout the year, and steel conversion costs stayed fairly steady to down, metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap—our primary raw material) compressed. Average 2012 steel prices per ton shipped externally declined $66, while average ferrous scrap consumed for production only declined $32 per ton.

        Operating income of our metals recycling and ferrous resources segment decreased in 2012 to a loss of $36.5 million as compared to income of $26.6 million in 2011. At OmniSource, our metals recycling operations within our metals recycling and ferrous resources segment, ferrous and nonferrous metals sales volume and pricing decreased as demand weakened compared to 2011 in conjunction with moderate decreases in domestic and international steel mill utilization rates, and metal spreads compressed. This resulted in margin compression in both ferrous and nonferrous metals that resulted in operating profit at OmniSource decreasing $18.8 million, or 28%, to $47.7 million, from that of 2011. Losses from our Minnesota iron operations reduced our net income in 2012 and 2011 by approximately $41.5 million and $34.0 million, respectively. The increased losses in 2012 were due to the continued start-up efforts and decreased market selling prices in 2012, as pig iron market prices (price index used to determine selling prices) decreased. In addition our IDI operation's operating income decreased $17.4 million, or 57%, compared to 2011, due to decreased selling prices, as pig iron market prices (price index used to determine selling prices) decreased.

        Selling, General and Administrative Expense (SG&A).    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $320.5 million during 2012, as compared to $346.7 million during 2011, a decrease of $26.2 million, or 8%. During each of 2012 and 2011, selling, general and administrative expenses represented approximately 4% of net sales. The decrease in SG&A expenses in 2012 compared to 2011 relates primarily to decreased profit sharing and incentive compensation expenses, in conjunction with our lower profitability during 2012. Amortization of intangible assets decreased $4.4 million, or 11%, during 2012 compared to 2011 due to the accelerated amortization methods used for intangible assets related to customer and scrap generator relationships.

        Impairment Charges.    In the third quarter of 2012, we determined that we would terminate two small joint venture entities, which were not aligned with our long-term strategic focus. The decision to terminate these joint ventures triggered an assessment for impairment based on estimated realizable values, resulting in an impairment charge of $8.3 million being recorded. As these joint ventures are not reported within any of our reportable segments, reported segment results were not affected.

        Interest Expense, net of Capitalized Interest.    During 2012, gross interest expense decreased $18.7 million, or 10%, to $160.0 million, and capitalized interest decreased $336,000, or 19%, to $1.4 million, as compared to 2011. Gross interest expense decreased in 2012 as a result of our paying down $175 million in long-term debt primarily in the third quarter of 2012 in conjunction with a refinancing of our long-term debt, which also served to reduce our overall cost of debt and extend our overall maturity schedule.

        Other (Income) Expense, net.    Other expense was $28.5 million during 2012, as compared to other income of $16.5 million during 2011, with interest income of $4.7 million in 2012 versus $4.5 million in 2011. The refinancing activity during 2012 resulted in the company recording expenses of $40.3 million related to tender and call premiums, write off of unamortized debt issuance costs, loss on early extinguishment of debt, and tender expenses, which are reflected in other expenses in 2012.

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

Liquidity and Capital Resources

        Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations, and metals recycling and ferrous resources operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements, principal and interest payments related to our outstanding indebtedness, and dividends. We have met these liquidity requirements with cash provided by operations, long-term borrowings, and issuances of common stock. Our availability at December 31, 2013 is as follows:

Cash and equivalents	$395,156
Revolver availability	1,086,248

Total availability	$1,481,404

        Working Capital.    Cash flow from operations of $312.2 million was driven mainly by net income plus non-cash items such as depreciation and amortization, deferred taxes and equity-based compensation. During 2013, our operational working capital position, representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt, increased $121.6 million to $1.4 billion compared to December 31, 2012. Trade receivables, of which over 97% were current or less than 60 days past due, increased $78.2 million, or 12%, during 2013 to $720.6 million. Trade receivables increased during 2013 due to increased sales levels late in the fourth quarter of 2013 as compared to the fourth quarter of 2012, as days sales outstanding has remained consistent. Total inventories increased in 2013 by $112.2 million, or 9%, to $1.3 billion at December 31, 2013. Scrap inventory increased $61.0 million in total in 2013 as scrap volumes increased 21% at December 31, 2013 compared to December 31, 2012 in conjunction with increased production volumes and increased scrap purchases late in 2013 in advance of anticipated price increases in 2014. Work-in-process and finished goods inventories increased $31.2 million, with steel volumes increasing 8% in conjunction with increased selling volumes. Our trade payables increased $54.8 million, or 15%, and general accruals increased $14.0 million during 2013. The increase in trade payables is a reflection of the increased production activities and commodity raw material pricing and purchasing prior to December 31, 2013, compared to that at December 31, 2012.

        Capital Investments.    During 2013, we invested $186.8 million in property, plant and equipment, of which $121.8 million was within our steel operations, including $88.6 million on the expansion projects at our Engineered Bar Products, Structural and Rail, and Flat Roll Divisions, and $60.7 million related to our metals recycling and ferrous resource operations. We believe these capital investments will benefit our net sales and related cash flows as each project is completed and attains appropriate operational metrics. Our current estimated 2014 cash allocation plan includes the investment of between $125 million and $150 million in capital expenditures in our existing and announced operations.

        Capital Resources and Long-term Debt.    During 2013, our total outstanding debt decreased $94.6 million to $2.1 billion as we reduced our outstanding senior notes by $100.0 million through refinancing initiatives in 2013 discussed below. Our total long-term debt to capitalization ratio, representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interest, and total stockholders' equity, was 44.7% at December 31, 2013, as compared to 47.1% at December 31, 2012.

        In March 2013, we issued $400.0 million of 5 1/4% Senior Notes due 2023 (2023 Notes). The proceeds from the issuance of the 2023 Notes was used, along with available cash, to purchase pursuant to a tender offer, and repay the $500.0 million outstanding 6 3/4% Senior Notes due 2015. As a result of this refinancing activity, our overall outstanding debt decreased $100.0 million, we further extended and laddered our debt maturities, and we reduced our overall effective interest rate.

        We have a senior secured credit facility (Facility), which provides for a $1.1 billion revolver (Revolver), which matures in September 2016. Subject to certain conditions, we have the opportunity to increase the Revolver capacity by an additional $125.0 million. The Facility is guaranteed by certain of our subsidiaries and is secured by substantially all of our accounts receivable and inventories and pledges of shares of our wholly owned subsidiaries' capital stock. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes.

        The outstanding balance on the Revolver must be the lesser of $1.1 billion less other applicable commitments such as letters of credit and other secured debt, as defined within the Facility or the sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments. At December 31, 2013, we had $1.1 billion of availability on the Revolver, $13.8 million of outstanding letters of credit and other obligations which reduce availability, and there were no outstanding borrowings.

        The Facility contains financial covenants and other covenants pertaining to our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants.

        The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the leverage ratio exceeds 3.50:1:00 at any time, our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At December 31, 2013, our interest coverage ratio and net debt leverage ratio were 5.30:1.00 and 2.60:1.00, respectively. We were therefore in compliance with these covenants at December 31, 2013, and we anticipate we will continue to be in compliance during the next twelve months.

        Cash Dividends.    We declared cash dividends of $97.4 million, or $0.44 per common share ($0.11 per common share each quarter), during 2013 and $87.7 million, or $0.40 per common share ($0.10 per common share per quarter), during 2012. We paid cash dividends of $94.8 million and $87.6 million during 2013 and 2012, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indentures relating to our senior notes limit the amount of cash dividends we can pay.

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

        During 2013, we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $5.4 million. Based on our current abatements and incentive credits, and utilizing our existing long-lived asset structure, we estimate the remaining annual benefit to our future operations to be approximately $3.8 million, $3.0 million, $970,000, $700,000, and $430,000 during the years 2014 through 2018, respectively, and $390,000 in total thereafter.

Contractual Obligations and Other Long-Term Liabilities

        We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted accounting principles. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2013 (in thousands):

	Payments Due By Period
	Total	2014	2015 & 2016	2017 & 2018	2019 & After
Long-term debt(1)	$2,107,589	$341,544	$228,141	$7,431	$1,530,473
Estimated interest payments on debt(2)	736,375	112,407	206,312	192,775	224,881
Purchase obligations(3)	110,854	79,527	15,026	6,169	10,132
Construction commitments(4)	29,404	29,404	—	—	—
Lease commitments	47,673	10,957	16,063	9,036	11,617
Other commitments(5)	4,052	543	1,050	750	1,709

Total(6)	$3,035,947	$574,382	$466,592	$216,161	$1,778,812

(1)
The long-term debt payment information presented above assumes that our term loan, senior notes and convertible senior notes remain outstanding until maturity. Refer to Note 2 to the consolidated financial statements elsewhere in this report for additional information regarding these transactions, and our long-term debt.

(2)
The estimated interest payments shown above assume interest rates of 1.8% (variable rate at December 31, 2013) on the $247.5 million term loan issued January 2012 maturing in September 2016; 5.125% on our $287.5 million convertible senior notes due June 2014; 6 1/8% on our $400.0 million senior unsecured notes due August 2019; 7 5/8% on our $350.0 million senior unsecured notes due March 2020; 6 3/8% on our $350.0 million senior unsecured notes due August 2022; 5 1/4% on our $400.0 million senior unsecured notes due March 2023; 0.35% commitment fee on our available senior secured revolver; and an average of 4.8% on our other debt of $72.6 million.

(3)
Purchase obligations include commitments we have for the purchase of electricity, natural gas and its transportation, fuel, air products, and zinc. These arrangements have "take or pay" or other similar commitment provisions. We have utilized such "take or pay" requirements during the past three years under these contracts.

(4)
Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2013.

(5)
Other commitments principally relate to certain pension and deferred compensation plan obligations.

(6)
We expect to make cash outlays in the future related to our unrecognized tax benefits; however, due to the uncertainty of the timing, we are unable to make reasonably reliable estimates regarding the period of cash settlement with the respective taxing authorities. Accordingly, unrecognized tax benefits and related interest and penalties of $34.0 million as of December 31,

  2013, have been excluded from the contractual obligations table above. Refer to Note 3 to the consolidated financial statements elsewhere in this report for additional information.

Other Matters

Inflation

        We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

        We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2013, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $37.6 million and capital expenditures related to environmental compliance of approximately $1.4 million. Over 78% of the costs incurred during 2013 for monitoring and compliance were related to the normal transportation of certain types of waste produced in the steelmaking process in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $629,000 at all of our facilities during 2013. We have an accrual of $1.8 million (net of $746,000 of escrowed funds) recorded for environmental remediation related to our metals recycling operations and $2.8 million related to Minnesota operations. We believe, apart from our dependence on environmental construction and operating permits for our existing and any future manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years, and we may become subject to more stringent environmental laws and regulations in the future, such as the impact of United States government or various governmental agencies introducing regulatory changes in response to the potential of climate change.

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

        Revenue Recognition and Allowance for Doubtful Accounts.    Except for our steel fabrication operations segment, we recognize revenues from sales and the allowance for estimated returns from these sales when the title of the product transfers. Provision is made for estimated product returns and customer claims based on historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. The allowance for doubtful accounts is based on the company's best estimate of probably credit losses, along with historical experience, which estimates may or may not prove accurate. Our steel fabrication operations segment recognizes revenues from construction contracts using a percentage-of-completion methodology based on steel tons used on completed units to-date as a percentage of estimated total steel tons required by each contract.

        We are exposed to credit risk in the event of nonpayment by our customers, which in steel operations are principally intermediate steel processors and service centers that sell our products to numerous industry sectors, including the automotive, agriculture, construction, commercial, transportation, energy, and industrial machinery markets. Our metals recycling operations sell ferrous scrap to steel mills and foundries, and nonferrous scrap, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based on known credit risks, historical loss experience and current economic conditions affecting our customers. We mitigate our exposure to credit risk by performing ongoing credit evaluations and taking further action when necessary, such as requiring letters of credit or other security interests to support the receivable from our customer. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowance may be required.

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

        Impairments of Long-Lived Tangible and Finite-Lived Intangible Assets.    We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. We consider various factors and determine whether an impairment test is necessary, including by way of examples, a significant and prolonged deterioration in operating results and projected cash flows, significant changes in the extent or manner in which an asset is used, technological advances with respect to assets which would potentially render them obsolete, our strategy and capital planning, and the economic climate in markets to be served. When determining future cash flows and if necessary, fair value, we must make judgments as to the expected utilization of assets and estimated future cash flows related to those assets. We consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all other available information at the time the estimates are made. Those estimates and judgments may or may not ultimately prove appropriate.

        In the third quarter of 2012, we terminated two small joint venture entities, which were not aligned with our long-term strategic focus. The decision to terminate these joint ventures triggered an assessment for impairment based on estimated realizable values, resulting in an impairment charge of $8.3 million being recorded. As these joint ventures are not reported within any of our reportable segments, reported segment results were not affected.

  Goodwill and Other Indefinite-Lived Intangible Assets.

        Our goodwill relates to various business combinations, and is allocated to the following reporting units at December 31(in thousands):

	2013	2012
OmniSource—Metals Recycling/Ferrous Resources Segment	$558,247	$564,793
The Techs—Steel Segment	142,783	142,783
Roanoke Bar Division—Steel Segment	29,041	29,041
New Millennium Building Systems—Steel Fabrication Segment	1,925	1,925

	$731,996	$738,542

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

        Key assumptions used to determine the estimated fair value of each reporting unit under the discounted cash flows method (income approach) include: (a) expected cash flows for the five-year period following the testing date (including market share, sales volumes and prices, costs to produce and estimated capital needs); (b) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; and (c) a risk-adjusted discount rate based on management's best estimate of market participants' after-tax weighted average cost of capital and market risk premiums. Key assumptions used to determine the estimated fair value of each reporting unit under the market approach include the expected revenues and cash flows in the next year. We consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair values of its reporting units are estimated. Those estimates and judgments may or may not ultimately prove appropriate.

        Goodwill and other intangible assets acquired in more recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on operating plans and economic conditions present at the time of acquisition. Consequently, if operating results and/or economic conditions deteriorate after an acquisition, it could result in the impairment of the acquired assets. A deterioration of economic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, we may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to or greater than our previously forecasted amounts.

        Our other indefinite-lived intangible assets relate to trademarks acquired through various business combinations and is allocated to the following reporting units at December 31, 2013 and 2012 (in thousands):

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

        Our fourth quarter 2013 annual goodwill and indefinite-lived intangible asset impairment analyses did not result in any impairment charges. Management does not believe that it is reasonably likely that our reporting units will fail step one of a goodwill impairment test in the near term. The most significant portion of our goodwill relates to the OmniSource reporting unit. The fair value of OmniSource exceeded its carrying value by approximately 26%; however, our analysis contemplates growth in overall scrap consumption, and thus our sales volumes, and metal margins based on economic and industry forecasts, and some planned organic growth and cost containment activities. While management believes these assumptions are reasonable and their use appropriate, actual results may not meet forecasted results. A 20% decrease in forecasted cash flows would not result in a failure of step 1 for the OmniSource reporting unit. The risk-adjusted discount rate used in the analysis is also a critical assumption, one in which a minor change can have a significant impact on the estimated fair value. A more than 250 basis point increase in the 12.0% risk-adjusted discount rate used in the OmniSource analysis would not result in a failure of step 1 for the reporting unit. We will continue to monitor operating results within all reporting units throughout the upcoming year in an effort to determine if events and circumstances warrant further interim impairment testing. Otherwise, all reporting units will again be subject to the required annual impairment test during the fourth quarter of 2014. Changes in judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill and indefinite-lived intangible assets.

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

        The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2013 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
	Principal	Average Rate	Principal	Average Rate
Expected maturity date:
2014	$292,979	5.2%	$48,565	2.4%
2015	2,756	5.0	42,253	1.8
2016	2,894	5.0	180,238	1.8
2017	2,745	5.9	901	2.7
2018	2,884	6.0	901	2.7
Thereafter	1,530,473	6.3	—

Total	$1,834,731	6.1%	$272,858	1.9%

Fair value	$1,984,576		$272,858

Commodity Risk

        In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of our products and to the purchase of raw materials used in our operations, such as metallic raw materials, electricity, natural gas, air products, fuel, and zinc. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.

        Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, natural gas and its transportation services, air products fuel, and zinc,. Certain of these commitments contain provisions which require us to "take or pay" for specified quantities without regard to actual usage for periods of up to 46 months for physical commodity requirements, for up to 7 years for commodity transportation requirements, and for up to 14 years for air products. Our commitments for these arrangements with "take or pay" or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2013	$79,527
2014	9,439
2015	5,587
2016	3,744
2017	2,425
Thereafter	10,132

$110,854

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

        In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At December 31, 2013, we had a cumulative unrealized loss associated with these financial contracts of $3.5 million, substantially all of which have a settlement date in 2014. We believe the customer contracts associated with the financial contracts will be fully consummated.

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

        Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework on which such evaluation was based upon is contained in the report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the "COSO Report"). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013, the end of the period covered by this report.

/s/ MARK D. MILLETT Chief Executive Officer	/s/ THERESA E. WAGLER Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Steel Dynamics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2013 of Steel Dynamics, Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 3, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 3, 2014

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets
Cash and equivalents	$395,156	$375,917
Investments in short-term commercial paper	—	31,520
Accounts receivable, net of related allowances of $11,004 and $11,571 as of December 31, 2013 and 2012, respectively	664,208	599,499
Accounts receivable-related parties	56,392	42,864
Inventories	1,314,747	1,202,507
Deferred income taxes	17,964	23,449
Other current assets	25,167	20,469

Total current assets	2,473,634	2,296,225
Property, plant and equipment, net	2,226,134	2,231,198
Restricted cash	23,827	27,749
Intangible assets, net of accumulated amortization of $215,341 and $184,865 as of December 31, 2013 and 2012, respectively	386,159	416,635
Goodwill	731,996	738,542
Other assets	91,256	105,067

Total assets	$5,933,006	$5,815,416

Liabilities and Equity
Current liabilities
Accounts payable	$404,605	$344,953
Accounts payable-related parties	10,327	15,144
Income taxes payable	4,023	16,941
Accrued payroll and benefits	93,432	85,802
Accrued interest	31,363	35,306
Accrued expenses	89,884	81,900
Current maturities of long-term debt	341,544	29,631

Total current liabilities	975,178	609,677
Long-term debt
Term note	220,000	247,500
Senior notes	1,500,000	1,600,000
Convertible senior notes	—	287,496
Other long-term debt	46,045	37,610

Total long-term debt	1,766,045	2,172,606
Deferred income taxes	556,038	537,304
Other liabilities	23,376	19,173
Commitments and contingencies
Redeemable noncontrolling interests	116,514	98,814
Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 258,840,350 and 255,592,901 shares issued; and 222,867,408 and 219,522,655 shares outstanding, as of December 31, 2013 and 2012, respectively	645	637
Treasury stock, at cost; 35,972,942 and 36,070,246 shares, as of December 31, 2013, and 2012, respectively	(718,529)	(720,479)
Additional paid-in capital	1,085,694	1,037,687
Retained earnings	2,179,513	2,087,620

Total Steel Dynamics, Inc. equity	2,547,323	2,405,465
Noncontrolling interests	(51,468)	(27,623)

Total equity	2,495,855	2,377,842

Total liabilities and equity	$5,933,006	$5,815,416

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales
Unrelated parties	$7,087,101	$7,007,417	$7,718,714
Related parties	285,823	282,817	278,786

Total net sales	7,372,924	7,290,234	7,997,500
Costs of goods sold	6,653,780	6,570,336	7,065,982

Gross profit	719,144	719,898	931,518
Selling, general and administrative expenses	272,777	257,943	263,595
Profit sharing	27,764	26,987	43,149
Amortization of intangible assets	31,770	35,553	39,954
Impairment charges	308	8,250	—

Operating income	386,525	391,165	584,820
Interest expense, net of capitalized interest	127,728	158,585	176,977
Other (income) expense, net	(4,033)	28,514	(16,476)

Income before income taxes	262,830	204,066	424,319
Income taxes	99,314	61,785	158,627

Net income	163,516	142,281	265,692
Net loss attributable to noncontrolling interests	25,798	21,270	12,428

Net income attributable to Steel Dynamics, Inc.	$189,314	$163,551	$278,120

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$0.86	$0.75	$1.27

Weighted average common shares outstanding	220,916	219,159	218,471

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$0.83	$0 .73	$1.22

Weighted average common shares and share equivalents outstanding	238,996	236,624	235,992

Dividends declared per share	$0.44	$0.40	$0.40

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Shares
			Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Common	Treasury
Balances at January 1, 2011	217,575	36,428	$633	$998,728	$1,821,133	$(727,624)	$(16,035)	$2,076,835	$54,294
Proceeds from exercise of stock options, including related tax effect	1,050	—	3	13,393	—	—	—	13,396	—
Dividends declared	—	—	—	—	(87,452)	—	—	(87,452)	—
Contributions from noncontrolling investors	—	—	—	—	—	—	12,989	12,989	16,400
Distributions to noncontrolling investors	—	—	—	—	—	—	(567)	(567)	—
Equity-based compensation	249	(249)		14,036	—	4,971	—	19,007	—
Comprehensive income and net income (loss)	—	—	—	—	278,120	—	(12,428)	265,692	—

Balances at December 31, 2011	218,874	36,179	636	1,026,157	2,011,801	(722,653)	(16,041)	2,299,900	70,694
Proceeds from exercise of stock options, including related tax effect	445	—	1	3,661	—	—	—	3,662	—
Dividends declared	—	—	—	—	(87,698)	—	—	(87,698)	—
Conversion of 5.125% convertible senior notes	—	—	—	(1)	—	5	—	4	—
Contributions from noncontrolling investors	—	—	—	—	—	—	9,839	9,839	28,120
Distributions to noncontrolling investors	—	—	—	—	—	—	(151)	(151)	—
Equity-based compensation	204	(109)	—	7,870	(34)	2,169	—	10,005	—
Comprehensive income and net income (loss)	—	—	—	—	163,551	—	(21,270)	142,281	—

Balances at December 31, 2012	219,523	36,070	637	1,037,687	2,087,620	(720,479)	(27,623)	2,377,842	98,814
Proceeds from exercise of stock options, including related tax effect	3,132	—	8	37,660	—	(160)	—	37,508	—
Dividends declared	—	—	—	—	(97,375)	—	—	(97,375)	—
Conversion of 5.125% convertible senior notes	—	—	—	—	—	4	—	4	—
Acquisition of noncontrolling interest	—	—	—	(2,232)	—	—	2,232	—	—
Contributions from noncontrolling investors	—	—	—	—	—	—	160	160	17,700
Distributions to noncontrolling investors	—	—	—	—	—	—	(439)	(439)	—
Equity-based compensation	212	(97)	—	12,579	(46)	2,106	—	14,639	—
Comprehensive income and net income (loss)	—	—	—	—	189,314	—	(25,798)	163,516	—

Balances at December 31, 2013	222,867	35,973	$645	$1,085,694	$2,179,513	$(718,529)	$(51,468)	$2,495,855	$116,514

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$163,516	$142,281	$265,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230,928	225,216	222,607
Impairment charges	308	8,250	—
Equity-based compensation	15,504	12,481	17,283
Deferred income taxes	30,737	54,528	34,436
(Gain) loss on disposal of property, plant and equipment	1,082	509	(3,925)
Changes in certain assets and liabilities:
Accounts receivable	(78,237)	85,977	(100,602)
Inventories	(108,025)	13,845	(85,523)
Other assets	13,705	(1,337)	5,683
Accounts payable	40,141	(32,593)	56,551
Income taxes receivable/payable	(12,494)	21,644	26,242
Accrued expenses	15,010	(85,107)	47,911

Net cash provided by operating activities	312,175	445,694	486,355
Investing activities:
Purchases of property, plant and equipment	(186,843)	(223,525)	(167,007)
Proceeds from maturities of (investments in) short-term commercial paper, net	31,520	53,310	(84,830)
Other investing activities	2,478	(21,386)	16,000

Net cash used in investing activities	(152,845)	(191,601)	(235,837)
Financing activities:
Issuance of current and long-term debt	423,965	1,049,969	10,103
Repayments of current and long-term debt	(517,978)	(1,258,842)	(7,740)
Proceeds from exercise of stock options, including related tax effect	37,508	3,662	13,396
Contributions from noncontrolling investors	17,860	37,959	27,389
Distributions to noncontrolling investors	(439)	(151)	(567)
Dividends paid	(94,812)	(87,633)	(81,882)
Debt issuance costs	(6,195)	(13,901)	(6,969)

Net cash used in financing activities	(140,091)	(268,937)	(46,270)

Increase (decrease) in cash and equivalents	19,239	(14,844)	204,248
Cash and equivalents at beginning of year	375,917	390,761	186,513

Cash and equivalents at end of year	$395,156	$375,917	$390,761

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

        Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. The company has three reporting segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations. Approximately 11% of the company's workforce is represented by collective bargaining agreements, and two of these agreements affecting 451 employees at two locations expire during 2014.

Steel Operations

        Steel operations include the company's Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. Steel operations accounted for 61%, 62%, and 61% of the company's consolidated net sales during 2013, 2012, and 2011, respectively. The Flat Roll Division accounted for 27% of the company's consolidated net sales during 2013, 2012, and 2011.

        The Flat Roll Division sells a broad range of hot rolled, cold rolled and coated steel products, including a large variety of specialty products such as light gauge hot rolled, galvanized, and painted products. The Structural and Rail Division sells structural steel beams, pilings and a variety of rail for the railroad industry. The Engineered Bar Products Division primarily sells special bar quality and merchant bar quality rounds and round-cornered squares. The Roanoke Bar Division primarily sells merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections. The Techs operates three galvanizing lines specializing in the galvanizing of specific types of flat rolled steels in non-automotive applications. The company's steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, industrial machinery, and energy markets.

Metals Recycling and Ferrous Resources Operations

        Metals recycling and ferrous resources operations primarily include OmniSource Corporation (OmniSource), the company's metals recycling, steel scrap procurement, and processing locations, and our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility; and our Minnesota iron operations, an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our potential future iron mining operations, Mesabi Mining; and, our iron tailings operation, Mining Resources (owned 80% by us). Metals recycling ferrous resources operations accounted for 32%, 32%, and 35% of the company's consolidated net sales during 2013, 2012, and 2011, respectively.

        The Mesabi Nugget iron nugget production facility utilizes a pioneering production process, which from time to time has experienced operational, quality control and production cost challenges. The facility commenced initial production of iron nuggets in 2010. We have continued to modify, re-engineer and further refine this production process and have changed or modified equipment configurations with resulting increased plant availability, increased production, and improved quality.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

During the fourth quarter of 2013, we focused on the reduction of production costs and the improvement of product yield. Certain meaningful adjunct trials that began in the latter half of the fourth quarter have continued into 2014, with some encouraging results. However, toward the end of the first quarter of 2014, we expect that we will be able to assess whether, or to what extent, further process improvements, if any, are justifiable. Mining Resources, the facility that supplies the nugget production facility's primary raw material, iron concentrate, started operations in 2012, and effectively ramped up operations in 2013. The impact of losses from our Minnesota iron operations on 2013 net income was approximately $42 million, or $0.18 per diluted share.

        Three years subsequent to Mesabi Nugget achieving certain performance measures (which as of December 31, 2013, had not been met), the noncontrolling investor may elect to require the company to purchase at par value all (but not less than all) of the units it owns at the time of such election. At any time after that same date, the company may elect to purchase at par value all of the units owned by the noncontrolling investor. The $101.4 million and $84.3 million par value owned by the noncontrolling investor at December 31, 2013 and 2012, respectively, has been reported as redeemable noncontrolling interest in the consolidated balance sheets.

        On the fifth anniversary of the effective date of the formation of Mining Resources (2016), the noncontrolling investor has a non-transferable, non-assignable right to require the company to purchase at fair value all (but not less than all) of the units it owns at that time. The $15.1 million and $14.5 million value owned by the noncontrolling investor at December 31, 2013 and 2012, respectively, has been reported as redeemable noncontrolling interest in the consolidated balance sheet.

Steel Fabrication Operations

        Steel fabrication operations include the company's six New Millennium Building System's joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 6%, 5%, and 3% of the company's consolidated net sales during 2013, 2012, and 2011, respectively.

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

Revenue Recognition and Allowances for Doubtful Accounts

        Except for the steel fabrication operations segment, the company recognizes revenues from sales and the allowance for estimated returns from these sales at the time the title of the product transfers. Provision is made for estimated product returns and customer claims based on historical experience. If the historical data used in the estimates does not reflect future returns and claims trends, additional provision may be necessary. The company's steel fabrication operations segment recognizes revenues from construction contracts using a percentage-of-completion methodology based on steel tons used on completed units to-date as a percentage of estimated total steel tons required by each contract. The allowance for doubtful accounts is based on the company's best estimate of probable credit losses, along with historical experience.

Cash and Equivalents

        Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations.

Inventories

        Inventories are stated at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following at December 31 (in thousands):

	2013	2012
Raw materials	$660,384	$594,388
Supplies	293,533	278,494
Work in progress	84,710	82,934
Finished goods	276,120	246,691

	$1,314,747	$1,202,507

Investments

        The company's investments in short-term commercial paper, none held at December 31, 2013, are treated as trading securities.

        The company has investments in certain joint ventures and closely-held companies in which ownership varies between 49% and 50%. For these investments where the company does not have effective control, the company accounts for the investment using the equity method of accounting. Investments in companies in which the company does not exercise control and its ownership is less than 20% are carried at cost. These investments are reflected in other long-term assets on the company's balance sheet in an amount of $17.8 million and $22.7 million at December 31, 2013 and 2012, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

        Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress amounts, and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 3 to 15 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation is provided utilizing the straight-line depreciation methodology, or the units-of-production depreciation methodology for certain production related assets, based on units produced, subject to a minimum and maximum level. Depreciation expense was $192.4 million, $179.9 million, and $176.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

        The company's property, plant and equipment at December 31 consisted of the following (in thousands):

	2013	2012
Land and improvements	$293,083	$288,360
Buildings and improvements	550,226	524,530
Plant, machinery and equipment	2,942,684	2,810,106
Construction in progress	153,821	138,763

	3,939,814	3,761,759
Less accumulated depreciation	1,713,680	1,530,561

Property, plant and equipment, net	$2,226,134	$2,231,198

Intangible Assets

        The company's intangible assets, at December 31, consisted of the following (in thousands):

	2013	2012	Useful Life	Weighted Average Amortization Period
Customer and scrap generator relationships	$408,400	$408,400	10 to 25 years	20 years
Trademarks	189,800	189,800	Indefinite	—
Trademarks	3,200	3,200	12 years	12 years
Other	100	100	5 years	5 years

	601,500	601,500		20 years
Less accumulated amortization	215,341	184,865

	$386,159	$416,635

        The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the amounts are anticipated to be consumed. Finite-lived trademarks are amortized using a straight line methodology. Amortization of intangible assets was $30.5 million, $34.3 million, and $38.3 million for the years ended

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

December 31, 2013, 2012, and 2011, respectively. Estimated amortization expense, related to amortizable intangibles, for the years ending December 31 is as follows (in thousands):

2014	$26,090
2015	23,390
2016	20,902
2017	18,193
2018	15,764
Thereafter	92,020

Total	$196,359

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

        In the third quarter of 2012, the company determined that it would terminate two small joint venture entities, which were not aligned with the company's long-term strategic focus. The decision to terminate these joint ventures triggered an assessment for impairment based on estimated realizable values, resulting in an impairment charge of $8.3 million being recorded in 2012, and further adjustments in 2013 of $308,000. As these joint ventures are not reported within any of the company's reportable segments, reported segment results were not affected.

Goodwill

        The company's goodwill is allocated to the following reporting units at December 31, (in thousands):

	2013	2012
OmniSource—Metals Recycling/Ferrous Resources Segment	$558,247	$564,793
The Techs—Steel Segment	142,783	142,783
Roanoke Bar Division—Steel Segment	29,041	29,041
New Millennium Building Systems—Steel Fabrication Segment	1,925	1,925

	$731,996	$738,542

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

        OmniSource goodwill decreased $6.5 million from December 31, 2012 to December 31, 2013 in recognition of the 2013 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

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

        During 2013, the company changed its annual testing date for impairment of the carrying values of goodwill and indefinite-lived intangible assets for its OmniSource reporting unit from November 1 to October 1, consistent with the annual testing date of its other reporting units. Management believes that this voluntary change in accounting method is preferable under the circumstances as it 1) brings consistency to the timing of testing for all the company's reporting units; 2) uses asset carrying values determined at the end of the quarterly financial statement close process; and 3) provides the company with additional time to prepare and complete the impairment test, including measurement of the indicated amount of impairment, if any, prior to the issuance of its annual financial statements. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change was not applied retrospectively as it was impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

Equity-Based Compensation

        The company has several stock-based employee compensation plans which are more fully described in Note 5. Compensation expense for restricted stock units, deferred stock units, restricted stock, and performance awards is recorded over the vesting periods using the fair value as determined by the closing fair market value of the company's common stock on the grant date, and with respect to

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

performance awards, an estimate of probability of award achievement during the performance period. Compensation expense for stock options is recorded over the vesting period using the fair value on the grant date, as calculated using the Black-Scholes model. Compensation expense for stock-based employee compensation plans, including stock options, restricted stock units, deferred stock units, restricted stock, and performance awards, was $15.5 million, $12.5 million, and $17.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Income Taxes

        The company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Earnings Per Share

        Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company's basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units, deferred stock units, and dilutive shares related to the company's convertible subordinated debt; and are excluded from the computation in periods in which they have an anti-dilutive effect. Options to purchase 4.5 million shares and 4.0 million shares were anti-dilutive at December 31, 2012 and 2011, respectively.

        The following table presents a reconciliation of the numerators and the denominators of the company's basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share data):

	2013			2012
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$189,314	220,916	$0.86	$163,551	219,159	$0.75
Dilutive stock options, deferred stock units, and restricted stock units	—	1,392		—	916
5.125% convertible senior notes	9,432	16,688		9,432	16,549

Diluted earnings per share	$198,746	238,996	$0.83	$172,983	236,624	$0.73

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

	2011
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$278,120	218,471	$1.27
Dilutive stock options and deferred stock units	—	1,139
5.125% convertible senior notes	9,432	16,382

Diluted earnings per share	$287,552	235,992	$1.22

Concentration of Credit Risk

        Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments, short-term commercial paper, and accounts receivable. The company places its temporary cash and short-term commercial paper investments with high credit quality financial institutions and companies, and limits the amount of credit exposure from any one entity. The company is exposed to credit risk in the event of nonpayment by customers. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. Management's estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company's customers. Customer accounts receivable are charged off when all collection efforts have been exhausted and the amounts are deemed uncollectible. Heidtman Steel Products (Heidtman), a related party, accounted for 7% of the company's net accounts receivable at December 31, 2013, and 6% at December 31, 2012.

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

        In the normal course of business, the company may have involvement with derivative financial instruments related to managing fluctuations in interest rates, foreign exchange rates, and forward contracts in various commodities. At the time of acquiring these financial instruments, the company designates and assigns these instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

        The company routinely enters into forward contracts in various commodities, primarily nonferrous metals in our Metals Recycling and Ferrous Resources operations, to reduce exposure to commodity related price fluctuations. The company does not enter into these derivative financial instruments for speculative purposes. Prior to 2013, these forward contracts had not been designated as hedges and accordingly, the company recognized the change in fair value in cost of goods sold. In 2013, the company began to designate certain of its nonferrous metals forward exchange futures contracts as fair value hedges of inventory and firm sales commitments.

Note 2. Long-Term Debt

        The company's borrowings consisted of the following at December 31 (in thousands):

	2013	2012
Term loan	$247,500	$261,250
5.125% convertible senior notes due 2014	287,493	287,496
6 3/4% senior notes due 2015, repaid in 2013	—	500,000
6 1/8% senior notes due 2019	400,000	400,000
7 5/8% senior notes due 2020	350,000	350,000
6 3/8% senior notes due 2022	350,000	350,000
5 1/4% senior notes due 2023	400,000	—
Other obligations	72,596	53,491

Total debt	2,107,589	2,202,237
Less current maturities	341,544	29,631

Long-term debt	$1,766,045	$2,172,606

Refinancing Activity

        In March 2013, the company issued $400.0 million of 5 1/4% Senior Notes due 2023 (2023 Senior Notes). A portion of the proceeds from the issuance of the 2023 Senior Notes was used to fund the March 2013 purchase of $301.7 million (plus accrued interest) of the company's 6 3/4% Senior Notes due 2015 (2015 Senior Notes) pursuant to a tender offer. In April 2013, the company used the remaining proceeds from the issuance of the 2023 Senior Notes, along with available cash, to repay the remaining outstanding 2015 Senior Notes due in the principal amount of $198.3 million (plus accrued interest). As a result of the tender offer and repurchase of the 2015 Senior Notes, the company recorded expenses related to tender premiums, unamortized debt issuance costs write-off, and tender expenses of $2.6 million, which are reflected in other expenses in the consolidated statement of income for the year ended December 31, 2013.

        In January 2012, the company expanded its senior secured credit facility (Facility) by adding a $275.0 million term loan that matures on September 30, 2016 (Term Loan). The company used the net proceeds of the Term Loan, together with available cash, to fund the purchase of $279.7 million (plus accrued interest) of the company's 7 3/8% Senior Notes due 2012 (2012 Senior Notes) pursuant to a tender offer. In August 2012, the company also issued $400.0 million of 6 1/8% Senior Notes due 2019 (2019 Senior Notes) and $350.0 million of 6 3/8% Senior Notes due 2022 (2022 Senior Notes). A portion of the net proceeds from the issuance of the 2019 and 2022 Senior Notes were used to fund the purchase of another $62.2 million (plus accrued interest) of the company's 2012 Senior Notes and

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

$410.5 million (plus accrued interest) of the company's 7 3/4% Senior Notes due 2016 (2016 Senior Notes), pursuant to tender offers; and redemption of the then remaining $89.5 million (plus accrued interest) outstanding 2016 Senior Notes. The remaining proceeds from the issuance of the 2019 and 2022 Senior Notes along with available cash were used for the September 2012 extinguishment of the then remaining $358.1 million (plus accrued interest through the November 1, 2012 maturity date) outstanding 2012 Senior Notes.

        At the conclusion of this 2012 refinancing activity, all $700.0 million of the 2012 Senior Notes and $500.0 million of the 2016 Senior Notes were paid off; and new debt was issued in the form of the $275.0 million Term Loan, the $400.0 million 2019 Senior Notes, and the $350.0 million 2022 Senior Notes. The refinancing activity during 2012 resulted in the company recording expenses of $40.3 million related to tender and call premiums, write off of unamortized debt issuance costs, loss on early extinguishment of debt, and tender expenses, which are reflected in other expenses in the consolidated statement of income for the year ended December 31, 2012.

Senior Secured Credit Facility, due 2016

        The company's senior secured credit facility (Facility), which provides a $1.1 billion revolver (Revolver), matures in September 2016. Subject to certain conditions, the company has the opportunity to increase the Revolver size by an additional $125.0 million. The Facility is guaranteed by certain of the company's subsidiaries; and is secured by substantially all of the company's and its wholly-owned subsidiaries' receivables and inventories, and by pledges of all shares of the company's wholly-owned subsidiaries' capital stock. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The $275.0 million Term Loan under the expanded Facility matures on September 30, 2016. Quarterly principal payments under the Term Loan are required to be made in amounts ranging from 1.25% to 3.75% of the original principal amount, with the unpaid principal balance of approximately $158 million due on the maturity date. Interest on the Term Loan is based on the Facility's pricing grid (1.8% at December 31, 2013), and is payable quarterly.

        The Facility pricing grid is adjusted quarterly and is based on the company's leverage of total debt to last-twelve-month's (LTM) adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions). The minimum pricing is LIBOR plus 1.00% or Prime, and the maximum pricing is LIBOR plus 2.00% or Prime plus 1.00%. In addition, the company is subject to an unused commitment fee of between 0.25% and 0.45% (based on leverage of total debt to LTM adjusted EBITDA) which is applied to the unused portion of the $1.1 billion revolver each quarter.

        The Facility contains financial covenants and other covenants pertaining to our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. The Facility also contains a borrowing base requirement regarding the maximum availability of the Revolver. The company's Revolver must be the lesser of:

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

        At December 31, 2013, the company had $1.1 billion of availability on the Revolver, $13.8 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

        The financial covenants under the company's Facility state that it must maintain an interest coverage ratio of not less than 2.50:1.00. The company's interest coverage ratio is calculated by dividing its LTM consolidated adjusted EBITDA by its LTM gross interest expense less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt to EBITDA ratio exceeds 3.50:1:00 at any time, the company's ability to make certain payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At December 31, 2013, the company's interest coverage ratio and net debt leverage ratio were 5.30:1.00 and 2.60:1.00, respectively. The company was therefore in compliance with these covenants at December 31, 2013, and anticipates remaining in compliance during the next twelve months.

5.125% Convertible Senior Notes, due 2014

        The 5.125% Convertible Senior Notes mature in June 2014 (Convertible Senior Notes). The Convertible Senior Notes are non-cancelable prior to June 2014 and bear interest at 5.125% payable semi-annually in arrears on June 15 and December 15 of each year. Note holders can convert the Convertible Senior Notes into the company's common stock at a current conversion rate of 58.342 per $1,000 principal amount of notes (16,772,830 shares). The conversion rate is fixed, except for standard anti-dilution provisions related to such events as the issuance of common stock as a dividend or distribution, the effect of a share split or share combination, issuance to all or substantially all holders of our common stock certain rights or warrants to subscribe for or purchase shares of our common stock, pay cash dividends or distributions to all or substantially all holders of our common stock other than regular quarterly cash dividends exceeding an established threshold amount per share ($0.075), or if we make a payment in respect of a tender offer or exchange offer for our common stock. In addition, on or after June 20, 2012, if the last reported sales price of the company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the company provides the notice of redemption to holders exceeds 130% of the applicable conversion price ($17.14 per share at December 31, 2013) in effect on each such trading day, the company may redeem for cash all or part of the Convertible Senior Notes at a price equal to 100.000% of the principal amount of the Convertible Senior Notes to be redeemed, plus accrued and unpaid interest. The Convertible Senior Notes are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

6 1/8% Senior Notes due 2019

        In August 2012, the company issued $400.0 million of 6 1/8% Senior Notes due 2019 (2019 Senior Notes). Interest on the 2019 Senior Notes is due semiannually on February 15 and August 15 of each year. Before August 15, 2015, the company may redeem up to 35% of each of the 2019 Senior Notes at

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

a redemption price (expressed as a percentage of principal amount) of 106.125% of their principal amount, using the proceeds from the sales of the company's common stock. The 2019 Senior Notes contain provisions that allow the company to redeem the notes any time on or after August 15, 2016 at a redemption price of 103.063%, on or after August 15, 2017 at a redemption price of 101.531%, and on or after August 15, 2018 at a redemption price of 100.000%. At any time prior to August 15, 2016, the company may redeem some or all of the 2019 Senior Notes by paying a "make-whole" premium. The 2019 Senior Notes are in equal right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

7 5/8% Senior Notes due 2020

        The company has $350.0 million of 7 5/8% senior notes due 2020 (2020 Senior Notes). Interest on the 2020 Senior Notes is due semi-annually on March 15 and September 15 of each year. The company may redeem the 2020 Senior Notes at any time after March 15, 2015 at a redemption price (expressed as a percentage of principal amount) of 103.813%, on or after March 15, 2016 at a redemption price of 102.542%, on or after March 15, 2017 at a redemption price of 101.271%, and on or after March 15, 2018 at a redemption price of 100.000%. The 2020 Senior Notes are equal in right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

6 3/8% Senior Notes due 2022

        In August 2012, the company issued $350.0 million of 6 3/8% Senior Notes due 2022 (2022 Senior Notes). Interest on the 2022 Senior Notes is due semiannually on February 15 and August 15 of each year with the first payment due on February 15, 2013. Before August 15, 2015, the company may redeem up to 35% of the 2022 Senior Notes at a redemption price (expressed as a percentage of the principal amount) of 106.375% of their principal amount, using the proceeds from the sales of the company's common stock. The 2022 Senior Notes contain provisions that allow the company to redeem the notes any time on or after August 15, 2017 at a redemption price of 103.188%, on or after August 15, 2018 at a redemption price of 102.125%, on or after August 15, 2019 at a redemption price of 101.063%, and on or after August 15, 2020 at a redemption price of 100.000%. At any time prior to August 15, 2017, the company may redeem some or all of the 2022 Senior Notes by paying a "make-whole" premium. The 2022 Senior Notes are in equal right of payment with all existing and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

5 1/4% Senior Notes due 2023

        In March 2013, the company issued $400.0 million of 5 1/4% Senior Notes due 2023 (2023 Senior Notes). Interest on the 2023 Senior Notes is due semiannually on April 15 and October 15 of each year. Before April 15, 2016, the company may redeem up to 35% of the principal amount of the 2023 Senior Notes with the net cash proceeds from one or more sales of the company's common stock at a redemption price (expressed as a percentage of principal amount) of 105.250%. The 2023 Senior Notes contain provisions that allow the company to redeem the notes at any time after April 15, 2018 at a redemption price of 102.625%; on or after April 14, 2019 at a redemption price of 101.750%; on or after April 14, 2020 at a redemption price of 100.875%; and on and after April 15, 2021 at a redemption price of 100.000%. The 2023 Senior Notes are in equal right of payment with all existing

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

and future senior unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

Other Secured Obligations

        Mesabi Nugget Loan Participation.    Pursuant to the construction and financing of the Mesabi Nugget iron-nugget project, the company entered into financing arrangements with Mesabi Nugget. The amended agreements provide Mesabi Nugget with an $80.0 million revolving credit facility and $79.5 million in a term facility. Under these agreements, the company is the lender (with first lien security rights on substantially all of Mesabi Nugget's assets) and Mesabi Nugget is the borrower. Under the term agreement the company sold and assigned to Kobe a $4.5 million participation interest. The remaining portion of the outstanding loan balances between the company and Mesabi Nugget are eliminated through consolidation. The remaining $4.5 million (less current portion of $901,000) of Kobe loan participation is included in the company's consolidated other long term debt at December 31, 2013. The weighted average interest rate on this debt at December 31, 2013 was 2.7%.

        Minnesota Economic Development State Loans.    Mesabi Nugget loans from various Minnesota state agencies related to the construction and ultimate operation of the company's Mesabi Nugget project. These loans require monthly principal and interest payments, at a 3.5% interest rate through February 2017, and then changing to 5.0% through maturity in 2028. Amounts due under these loans were $27.2 million and $28.8 million at December 31, 2013 and 2012, respectively.

        Other.    The company has an electricity transmission facility loan which bears interest at 8.1%, with monthly principal and interest payments required through maturity in 2022. The company has an unused $4.0 million stand-by letter of credit in conjunction with this loan. The outstanding principal balance was $6.0 million and $6.4 million as of December 31, 2013 and 2012, respectively. One of the company's controlled subsidiaries entered into a secured credit agreement in 2012 which provides a revolving variable rate (3.25% at December 31, 2013) credit facility of up to $34.0 million, subject to a borrowing base determined from eligible accounts receivable and inventory. Interest is payable monthly. The outstanding principal balance was $20.1 million and $10.0 million as of December 31, 2013 and 2012, respectively. In 2013, one of the company's controlled subsidiaries entered into financing agreements for certain equipment which bear interest at 6.0%, with monthly principal and interest payments required through maturities in 2027 and 2028. The outstanding principal balance of these agreements was $11.2 million at December 31, 2013.

  Outstanding Debt Maturities

        Maturities of outstanding debt as of December 31, 2013; are as follows (in thousands):

2014	$341,544
2015	45,009
2016	183,132
2017	3,646
2018	3,785
Thereafter	1,530,473

$2,107,589

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Long-Term Debt (Continued)

        The company capitalizes interest on all qualifying construction-in-progress assets. For the years ended December 31, 2013, 2012 and 2011, total interest costs incurred were $132.3 million, $160.0 million, and $178.7 million, respectively, of which $4.6 million, $1.4 million and $1.7 million, respectively, were capitalized. Cash paid for interest was $129.5 million, $154.1 million, and $171.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 3. Income Taxes

        The company files a consolidated federal income tax return. Net cash paid for taxes was $72.4 million, $46.9 million and $75.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The current and deferred federal and state income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

	2013	2012	2011
Current income tax expense	$72,599	$11,334	$128,209
Deferred income tax expense	26,715	50,451	30,418

Total income tax expense	$99,314	$61,785	$158,627

        A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	3.4	3.5
Audit settlements	—	(9.6)	—
Other permanent differences	(1.0)	1.5	(1.1)

Effective tax rate	37.8%	30.3%	37.4%

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Income Taxes (Continued)

        Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2013	2012
Deferred tax assets
Accrued expenses and allowances	$23,497	$22,714
Inventories	3,621	9,643
Net operating loss carryforwards	18,690	15,375
Other	6,238	78

Subtotal	52,046	47,810
Less: valuation allowance	(10,641)	(4,773)

Total net deferred tax assets	41,405	43,037

Deferred tax liabilities
Property, plant and equipment	(474,088)	(465,273)
Intangible assets	(94,936)	(79,998)
Other	(10,426)	(11,621)

Total deferred tax liabilities	(579,450)	(556,892)

Net deferred tax liability	$(538,045)	$(513,855)

        Certain wholly-owned and controlled subsidiaries of the company file separate federal and state income tax returns. These subsidiaries have generated federal net operating loss carryforwards of $31.8 million and state net operating loss carryforwards which principally expire in the years 2024 to 2033. Management has considered the scheduled reversal of the deferred tax liabilities, historical taxable losses, projected taxable income and tax planning strategies in determining that it is more likely than not that the some of the deferred tax assets relating to the tax loss carryforwards of the subsidiaries will not be realized. Based on these evaluations, valuation allowances of $10.6 million and $4.8 million have been recorded as of December 31, 2013 and 2012, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance at January 1	$22,245	$64,555	$49,396
Increases related to current year tax positions	1,050	—	2,046
Increases related to prior year tax positions	3,760	741	13,785
Decreases related to prior year tax positions	(491)	(40,741)	(196)
Settlements with taxing authorities	—	(2,310)	(476)

Balance at December 31	$26,564	$22,245	$64,555

        Included in the balance of unrecognized tax benefits at December 31, 2013 are potential benefits of $13.1 million that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2013, the company recognized interest expense of $0.8 million, net of tax. In addition to the unrecognized tax benefits in the table above, the company had $7.4 million accrued for the payment of interest and penalties at December 31, 2013.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Income Taxes (Continued)

        The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) has completed its examinations of the years 2004 through 2009 and has effectively settled those years with the company. The IRS is currently examining the company's federal income tax returns for the years 2010 and 2011. At this time the company does not believe there will be any significant examination adjustments that would result in a material change to the company's financial position or results of operations. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of these federal income tax audits, and state income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $13.7 million by the end of 2014. With few exceptions, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2010.

Note 4. Shareholders' Equity

Cash Dividends

        The company declared cash dividends of $97.4 million, or $0.44 per common share, during 2013; $87.7 million, or $0.40 per common share, during 2012; and $87.5 million, or $0.40 per common share, during 2011. The company paid cash dividends of $94.8 million, $87.6 million and $81.9 million during 2013, 2012 and 2011, respectively.

Treasury Stock

        The company's board of directors has authorized the company to repurchase shares of the company's common stock through open market trades. The company did not repurchase any shares during the three-year period ended December 31, 2013. As of December 31, 2013, the company had remaining authorization to repurchase approximately 3.6 million additional shares. The repurchase program does not have an expiration date.

Note 5. Equity-based Incentive Plans

2006 Amended and Restated Equity Incentive Plan (2006 Plan)

        The company's stockholders approved the 2006 Plan at the company's annual meeting of stockholders held May 18, 2006, at which time the company reserved 16.0 million shares of common stock for issuance upon exercise of options or other equity grants under the 2006 Plan. An additional 15.5 million shares of the company's common stock were reserved for issuance under the 2006 Plan at the company's annual meeting of shareholders held May 17, 2012. The 2006 Plan was designed to attract, motivate and retain qualified persons that are able to make important contributions to the company's success. To accomplish these objectives, the 2006 Plan provides for awards of equity-based incentives through granting of stock options, restricted stock units (RSUs), deferred stock units (DSUs), restricted stock awards, unrestricted stock awards, stock appreciation rights, and performance awards. The 2006 Plan uses a fungible share concept under which any awards that are not a full-value award, such as stock options and stock appreciation rights, will be counted against the share limit as one share for each share of common stock, and awards that are full-value awards, such as RSUs, DSUs, restricted and unrestricted stock awards, and performance awards, will be counted against the share limit as 2.09 shares for each one share of common stock. At December 31, 2013, there were 12.0 million shares in the fungible share reserve still available for issuance.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Equity-based Incentive Plans (Continued)

        In November 2012, the company began to grant substantially all of the company's employees restricted stock units, rather than stock options. The RSUs, which are granted annually in November at no cost to employees, vest 100% over the shorter of two years from grant date or upon the recipient reaching retirement eligible age (59 1/2 years), and are issued to employees upon vesting. Prior to 2012, substantially all of the company's employees were eligible for the stock option element of the 2006 Plan, pursuant to which the options vested 100% six months after the date of grant, with a maximum term of five years. Options were granted each May and November (through 2011) at an exercise price of 100% of the fair market value of the company's common stock on the date of grant. The company satisfies stock options and restricted stock units with newly issued shares, and satisfies restricted stock awards, deferred stock units, and performance awards with treasury shares.

        Pursuant to the 2006 Plan, the company's Board of Directors adopted the Long-term Incentive Compensation Program (LTIP), a performance-based program directed toward key senior executives of the company, as determined at the discretion of the Compensation Committee of the Board of Directors. Awards are in shares of the company's common stock. Once earned on the basis of performance, there is an additional two-year service-based vesting requirement. The performance period is generally three years; however, certain transition awards may be issued with shorter performance periods. Performance is measured in terms of equal portions of revenue growth, operating margin, return on invested capital and return on equity of the company as compared to a pre-established group of steel sector competitors. Awards earned can range from zero to 100% of the annual compensation of the named company executives in the year of award. The Compensation Committee granted one and two-year performance-period transition awards and a three-year performance-period award, for which a total of 684,000 shares of the company's common stock may be issued over the respective performance and additional two-year service-based vesting periods. Pursuant to a one-year performance-period transition award, 95,000 shares of the company's common stock have been earned, which have or will be issued in equal numbers of shares in each of 2013, 2014 and 2015.

        In addition to the RSUs and stock options granted during the three year period ended December 31, 2013, presented below, the company awarded 53,000, 79,000 and 42,000 DSUs in 2013, 2012 and 2011, respectively; and issued 35,000, 27,000 and 160,000 shares of restricted stock in 2013, 2012 and 2011, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Equity-based Incentive Plans (Continued)

  Restricted Stock Units (RSU)

        A summary of the company's RSU activity and outstanding RSUs as of December 31, 2013 are presented below (dollars in thousands except grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Unrecognized Compensation
Outstanding RSUs as of January 1, 2012	—	$—
Granted	1,422,448	11.95
Vested	(143,666)	12.65
Forfeited	(9,475)	11.92

As of December 31, 2012	1,269,307	11.87	$17,428	$12,318
Granted	1,293,140	18.16
Vested	(170,398)	17.74
Forfeited	(112,406)	12.48

As of December 31, 2013 (nonvested)	2,279,643	14.97	44,544	22,197

        The weighted average remaining life before vesting of the outstanding RSUs as of December 31, 2013, is 1.4 years. The fair value of RSUs vesting during 2013 and 2012 was $3.3 million and $1.8 million, respectively, and was net-share settled such that the company withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld in 2013 and 2012 were approximately 63,000 and 49,000 shares, respectively, and were based on the value of the RSUs on their vesting dates as determined by the company's closing stock price.

  Stock Options

        A summary of the company's stock option activity and certain information concerning the company's outstanding options as of December 31, 2013 are presented below. There were no stock options granted in 2012 or 2013.

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding options as of January 1, 2011	7,406,393	$14.91	$5.14
Granted	2,742,904	14.34	5.36
Exercised	(1,047,297)	11.37	4.28
Forfeited	(499,718)	16.61	6.15

As of December 31, 2011	8,602,282	15.06	5.25
Exercised	(451,135)	6.70	2.67
Forfeited	(1,077,438)	21.85	6.04

As of December 31, 2012	7,073,709	14.56	5.30
Exercised	(3,134,953)	11.02	4.19
Forfeited	(681,586)	29.52	9.01

As of December 31, 2013	3,257,170	14.84	5.58

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Equity-based Incentive Plans (Continued)

Range of Exercise Price	Exercisable Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Exercisable Outstanding Options
$10 to $15	1,573,068	1.9	$13.18
$15 to $20	1,684,102	1.9	16.40

        The aggregate intrinsic value of options exercised was $18.7 million, $3.1 million, and $7.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. The aggregate intrinsic value of options which were outstanding and exercisable as of December 31, 2013 was $15.3 million, and there is no unrecognized stock option compensation expense at December 31, 2013.

        The disclosures related to the effect of equity-based compensation expense for stock options granted during the year ended December 31, 2011, are based on the fair value of stock option awards estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

2011
Volatility(1)	65.1 - 66.3%
Risk-free interest rate(2)	0.4 - 1.4%
Dividend yield(3)	2.3 - 2.5%
Expected life (years)(4)	2.8 - 4.1

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

2013 Executive Incentive Compensation Plan (Executive Plan)

        Pursuant to the company's existing Executive Plan, certain officers and other senior management members of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus is distributed as common stock of the company, which vests over a three-year period. A total of 2.5 million shares have been reserved under this plan, which was amended, and approved by stockholders, during 2013. At December 31, 2013, 2.5 million shares under the Executive Plan remained available for issuance. Pursuant to the Executive Plan, shares were awarded with a market value of approximately $157,000 for the award year 2013, $135,000 for the award year 2012 and $4.0 million for the award year 2011.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Equity-based Incentive Plans (Continued)

2004 Employee Stock Purchase Plan

        The 2004 Employee Stock Purchase Plan allows eligible employees, at their election, to purchase shares of the company's stock on the open market at fair market value with a designated broker through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees' payroll deductions. The company's total expense for the plan was $354,000, $354,000, and $328,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 6. Derivative Financial Instruments

        The company is exposed to certain risks relating to its ongoing business operations. The company utilizes derivative instruments to mitigate interest rate risk, foreign currency exchange rate risk, and commodity margin risk. Interest rate swaps may be entered into to manage interest rate risk associated with the company's fixed and floating-rate borrowings. Forward exchange contracts on various foreign currencies may be entered into to manage foreign currency exchange rate risk as necessary. No interest rate swaps or significant forward exchange contracts on foreign currency have been entered into during the three year period ended December 31, 2013. The company routinely enters into forward exchange traded futures and option contracts to manage the price risk associated with nonferrous metals inventory as well as purchases and sales of nonferrous metals (specifically aluminum, copper, nickel and silver). The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements. The company began to designate certain of its nonferrous metals forward exchange futures contracts as fair value hedges of copper inventory and firm sales commitments in January 2013.

        Commodity futures contracts.    If the company is "long" on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is "short" on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company's commodity futures contract commitments as of December 31, 2013 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	2,925	MT
Aluminum	Short	2,175	MT
Copper	Long	2,751	MT
Copper	Short	14,844	MT
Silver	Short	343	Lbs

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Derivative Financial Instruments (Continued)

        The following summarizes the location and amounts of the fair values reported on the company's balance sheets and gains or losses related to derivatives included in the company's statements of income as of and for the years ended December 31 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Derivative instruments designated as fair value hedges—
Commodity futures	Other current assets	$658		$1,886
Derivative instruments not designated as hedges—
Commodity futures	Other current assets	$352	$4,024	$2,601	$1,854

Total derivative instruments		$1,010	$4,024	$4,487	$1,854

        The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements, which total $3.6 million at December 31, 2013, is reflected in other current assets in the consolidated balance sheet.

	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives for the year ended December 31, 2013	Hedged items in fair value hedge relationships	Location of gain (loss) recognized in income on related hedged item	Amount of gain (loss) recognized in income on related hedged items for the year ended December 31, 2013
Derivatives in fair value hedging relationships—
Commodity futures	Costs of goods sold	$7,509	Firm commitments	Costs of goods sold	$120

			Inventory	Costs of goods sold	(7,437)

					$(7,317)

Derivatives not designated as hedging instruments—
Commodity futures	Costs of goods sold	$2,097

		Amount of gain (loss) recognized in income on derivatives for the years ended
	Location of gain (loss) recognized in income on derivatives	December 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments—
Commodity futures	Costs of goods sold	$(892)	$12,531

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Derivative Financial Instruments (Continued)

        Derivatives accounted for as fair value hedges had ineffectiveness resulting in a loss of $206,000 for the year ended December 31, 2013; and a gain excluded from hedge effectiveness testing of $398,000 that reduced costs of goods sold for the year ended December 31, 2013.

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

        The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2013
Commodity futures—financial assets	$1,010	$—	$1,010	$—
Commodity futures—financial liabilities	4,487	—	4,487	—
2012
Investment in short-term commercial paper	$31,520	$—	$31,520	$—
Commodity futures and options—financial assets	4,024	—	4,024	—
Commodity futures—financial liabilities	1,854	—	1,854	—

        The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of short-term commercial paper and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.3 billion and $2.3 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.1 billion and $2.2 billion) at December 31, 2013 and 2012, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies

        The company has entered into certain commitments with suppliers which are of a customary nature. Commitments have been entered into relating to future expected requirements for such commodities as electricity, natural gas and its transportation services, fuel, air products, and zinc. Certain commitments contain provisions which require that the company "take or pay" for specified quantities at fixed prices without regard to actual usage for periods of up to 46 months for physical commodity requirements, for up to 7 years for commodity transportation requirements, and for up to 14 years for air products. The company utilized such "take or pay" requirements during the past three years under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

        The company's commitments for these agreements with "take or pay" or other similar commitment provisions for the years ending December 31, as follows (in thousands):

2014	$79,527
2015	9,439
2016	5,587
2017	3,744
2018	2,425
Thereafter	10,132

$110,854

        The company purchases its electricity consumed at its Flat Roll Division pursuant to a contract which extends through December 2014, and designates 160 hours annually as "interruptible service." The contract also establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        At December 31, 2013, the company has outstanding commitments of $29.4 million related to ongoing construction of property, plant, and equipment related primarily to steel operations. The company's commitments for operating leases are discussed in Note 11.

        The company is involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

        The company is involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois in September 2008, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a period between 2005 and 2007, by artificially restricting the supply of such steel products. All but one of the complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products. The other complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period. A ninth complaint, in December 2010, was brought on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaints. All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. In January 2009, Steel Dynamics and the other defendants filed a Joint Motion to Dismiss all of the direct purchaser lawsuits,

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

but this motion was denied in June 2009. Following a period of preliminary discovery relating to class certification matters, Plaintiffs filed their Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs' Motion for Class Certification, together with joint motions to exclude the expert opinions of both of Plaintiffs' two retained experts. On October 15, 2013, Plaintiffs submitted their Reply papers, and the defendants have submitted their additional responses as well. A hearing on class certification and Daubert issues has been scheduled for March 5-7, 2014.

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

Note 9. Transactions with Affiliated Companies

        The company sells flat rolled products and occasionally purchases ferrous materials from Heidtman. The president and chief executive officer of Heidtman is a member of the company's board of directors and a stockholder of the company. Transactions with Heidtman for the years ended December 31, are as follows (in thousands):

	2013	2012	2011
Sales	$236,075	$244,531	$242,300
Percentage of consolidated net sales	3%	3%	3%
Accounts receivable	51,760	38,093	35,646
Purchases	5,562	11,372	18,998
Accounts payable	391	800	882

        On September 15, 2009, the company purchased from Heidtman a 32 acre tract of land adjacent to the company's Flat Roll Division together with a 387,000 square foot building for a purchase price of $9.3 million. Contemporaneously the company purchased from Heidtman equipment located at this site for a purchase price of $18.6 million. Immediately following the acquisition of this property, the company leased the real estate and equipment back to Heidtman for a term of five years, which the company accounted for as a direct financing lease. Heidtman has used the real estate and equipment in its steel processing operations, paying the company monthly rental of approximately $289,000. At any time during the lease term, Heidtman had the option to repurchase the real estate and equipment for $27.9 million, which they exercised in January 2014, satisfying the $27.9 million direct financing lease receivable, which was reflected in other non-current assets in the company's December 31, 2013 balance sheet.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Transactions with Affiliated Companies (Continued)

        The company also purchases and sells recycled and scrap metal with other smaller affiliated companies. These transactions are as follows (in thousands):

	2013	2012	2011
Sales	$49,748	$38,286	$36,486
Accounts receivable	4,632	4,771	7,247
Purchases	111,048	238,114	239,395
Accounts payable	9,936	14,344	5,702

Note 10. Retirement Plans

        The company sponsors several 401(k) retirement savings and profit sharing plans (Plans) for eligible employees, which are considered "qualified plans" for federal income tax purposes. The company's total expense for the Plans was $25.2 million, $22.9 million, and $37.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. In 2013, the company's profit sharing component is 8% of consolidated pretax income excluding noncontrolling interest and other items. Previously, the company's profit sharing component consisted of 2% of consolidated pretax earnings plus a unique percentage of each of the company's operating segments' pretax earnings after allocation of certain corporate expenses. The resulting company profit sharing component was $23.1 million, $20.5 million, and $35.1 million for the years ended December 31, 2013, 2012, and 2011, respectively; of which $18.5 million, $14.3 million, and $17.5 million, respectively, was directed by the company's board of directors to be contributed to the Plans, with the remaining amounts each year paid directly to the Plans' participants.

Note 11. Leases

        The company has operating leases relating to principally transportation and other equipment and real estate. Certain leases include escalation clauses and/or purchase options. The company paid $13.5 million, $14.8 million, and $16.8 million for operating leases for the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, future minimum payments for all non-cancelable operating leases with an initial or remaining term of one year or more are as follows (in thousands):

2014	$10,957
2015	8,823
2016	7,240
2017	4,614
2018	4,422
Thereafter	11,617

$47,673

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

        The company's segment results for the years ended December 31, are as follows (in thousands):

For the Year Ended December 31, 2013	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations	Consolidated
Net Sales
External	$4,256,077	$2,173,863	$438,254	$87,532		$—	$6,955,726
External Non-U.S.	205,380	210,978	—	840		—	417,198
Other segments	306,547	1,278,645	1,401	26,954		(1,613,547)	—

	4,768,004	3,663,486	439,655	115,326		(1,613,547)	7,372,924

Operating income (loss)	504,384	(52,468)	7,003	(71,446)	(1)	(948) (2)	386,525
Income (loss) before income taxes	449,405	(84,826)	827	(101,628)		(948)	262,830
Depreciation and amortization	106,603	109,847	8,736	5,946		(204)	230,928
Capital expenditures	121,835	60,678	2,166	2,164		—	186,843
As of December 31, 2013
Assets	2,642,866	2,549,626	270,215	686,594	(3)	(216,295) (4)	5,933,006
Liabilities	563,924	588,232	22,704	2,349,722	(5)	(203,945) (6)	3,320,637

Footnotes related to the twelve months ended December 31, 2013 segment results (in millions):

(1)	Corporate SG&A	$(37.3)	(2)	Gross profit decrease from intra-company sales	$(0.9)

	Company-wide equity-based compensation	(13.9)
	Profit sharing	(23.1)
	Other, net	2.9

		$(71.4)

(3)	Cash and equivalents	$325.7	(4)	Elimination of intra-company receivables	$(43.5)
	Accounts receivable	8.5		Elimination of intra-company debt	(159.3)
	Inventories	10.4		Other	(13.5)

	Deferred income taxes	23.2			$(216.3)

	Property, plant and equipment, net	72.5
	Debt issuance costs	26.0
	Intra-company debt	159.3
	Other	61.0

		$686.6

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

(5)	Accounts payable	$36.3	(6)	Elimination of intra-company payables	$(43.9)
	Income taxes payable	4.0		Elimination of intra-company debt	(159.3)
	Accrued interest	31.2		Other	(0.8)

	Accrued profit sharing	23.4			$(204.0)

	Debt	2,038.3
	Deferred income taxes	190.2
	Other	26.3

		$2,349.7

For the Year Ended December 31, 2012	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations	Consolidated
Net Sales
External	$4,294,437	$2,116,537	$371,084	$69,307		$—	$6,851,365
External Non-U.S.	212,351	226,061	—	457		—	438,869
Other segments	194,320	1,269,198	322	17,698		(1,481,538)	—

	4,701,108	3,611,796	371,406	87,462		(1,481,538)	7,290,234

Operating income (loss)	495,640	(36,508)	2,114	(66,829)	(1)	(3,252) (2)	391,165
Income (loss) before income taxes	425,509	(70,433)	(4,580)	(143,178)		(3,252)	204,066
Depreciation and amortization	104,222	103,993	8,025	9,180		(204)	225,216
Capital expenditures	55,786	159,768	5,735	2,236		—	223,525
As of December 31, 2012
Assets	2,485,235	2,568,233	242,747	714,069	(3)	(194,868) (4)	5,815,416
Liabilities	525,351	484,017	15,983	2,497,750	(5)	(184,341) (6)	3,338,760

Footnotes related to the twelve months ended December 31, 2012 segment results (in millions):

(1)	Corporate SG&A	$(32.3)	(2)	Gross profit decrease from intra-company sales	$(3.3)

	Company-wide equity-based compensation	(8.3)
	Profit sharing	(20.5)
	Other, net	(5.7)

		$(66.8)

(3)	Cash and equivalents	$327.1	(4)	Elimination of intra-company receivables	$(41.4)
	Investments in short-term commercial paper	31.5		Elimination of intra-company debt	(141.1)
	Accounts receivable	8.7		Other	(12.4)

	Inventories	11.5			$(194.9)

	Deferred income taxes	23.4
	Property, plant and equipment, net	75.5
	Debt issuance costs	27.9
	Intra-company debt	141.1
	Other	67.4

		$714.1

(5)	Accounts payable	$32.2	(6)	Elimination of intra-company payables	$(41.7)
	Income taxes payable	17.1		Elimination of intra-company debt	(141.1)
	Accrued interest	35.1		Other	(1.5)

	Accrued profit sharing	20.7			$(184.3)

	Debt	2,152.2
	Deferred income taxes	218.2
	Other	22.3

		$2,497.8

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

For the Year Ended December 31, 2011	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations		Consolidated
Net Sales
External	$4,676,898	$2,473,511	$275,783	$92,856		$—		$7,519,048
External Non-U.S.	182,319	295,552	—	581		—		478,452
Other segments	211,089	1,383,505	625	11,711		(1,606,930)		—

	5,070,306	4,152,568	276,408	105,148		(1,606,930)		7,997,500

Operating income (loss)	658,120	26,597	(6,584)	(95,141)	(1)	1,828	(2)	584,820
Income (loss) before income taxes	574,108	(16,706)	(13,573)	(121,233)		1,723		424,319
Depreciation and amortization	108,477	101,893	6,751	5,690		(204)		222,607
Capital expenditures	43,998	103,142	2,205	17,662		—		167,007
As of December 31, 2011
Assets	2,598,767	2,561,722	227,663	789,322	(3)	(198,248)	(4)	5,979,226
Liabilities	495,425	528,629	13,768	2,759,894	(5)	(189,084)	(6)	3,608,632

Footnotes related to the twelve months ended December 31, 2011 segment results (in millions):

(1)	Corporate SG&A	$(46.7)	(2)	Gross profit increase from intra-company sales	$1.8

	Company-wide stock option expense	(14.8)
	Profit sharing	(35.1)
	Other, net	1.5

		$(95.1)

(3)	Cash and equivalents	$314.9	(4)	Elimination of intra-company receivables	$(36.1)
	Investments in short-term commercial paper	84.8		Elimination of intra-company debt	(152.8)
	Accounts receivable	7.8		Other	(9.3)

	Inventories	9.7			$(198.2)

	Income taxes receivable	16.7
	Deferred income taxes	25.3
	Property, plant and equipment, net	85.7
	Debt issuance costs	23.9
	Intra-company debt	152.8
	Other	67.7

		$789.3

(5)	Accounts payable	$28.7	(6)	Elimination of intra-company payables	$(36.1)
	Income taxes payable	11.1		Elimination of intra-company debt	(152.8)
	Accrued interest	33.7		Other	(0.2)

	Accrued profit sharing	35.8			$(189.1)

	Debt	2,341.9
	Deferred income taxes	217.6
	Other	91.1

		$2,759.9

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information

        Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company's senior notes due 2014, 2019, 2020, 2022 and 2023. Following are the company's condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements, and notes thereto.

Condensed Consolidating Balance Sheets (in thousands)

As of December 31, 2013	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$320,866	$61,148	$13,142	$—	$395,156
Accounts receivable, net	309,691	874,707	32,018	(495,816)	720,600
Inventories	673,763	557,640	91,199	(7,855)	1,314,747
Other current assets	50,228	8,399	3,259	(18,755)	43,131

Total current assets	1,354,548	1,501,894	139,618	(522,426)	2,473,634
Property, plant and equipment, net	1,046,093	619,617	562,843	(2,419)	2,226,134
Intangible assets, net	—	386,159	—	—	386,159
Goodwill	—	731,996	—	—	731,996
Other assets, including investments in subs	2,630,411	21,789	8,092	(2,545,209)	115,083

Total assets	$5,031,052	$3,261,455	$710,553	$(3,070,054)	$5,933,006

Accounts payable	$160,255	$258,406	$60,987	$(64,716)	$414,932
Accrued expenses	142,055	115,182	10,694	(49,229)	218,702
Current maturities of long-term debt	315,521	300	52,163	(26,440)	341,544

Total current liabilities	617,831	373,888	123,844	(140,385)	975,178
Long-term debt	1,725,433	—	204,385	(163,773)	1,766,045
Other liabilities	140,465	1,986,260	34,895	(1,582,206)	579,414
Redeemable noncontrolling interest	—	—	116,514	—	116,514
Common stock	645	33,896	18,121	(52,017)	645
Treasury stock	(718,529)	—	—	—	(718,529)
Additional paid-in-capital	1,085,694	117,737	552,946	(670,683)	1,085,694
Retained earnings (deficit)	2,179,513	749,674	(288,684)	(460,990)	2,179,513

Total Steel Dynamics, Inc. equity	2,547,323	901,307	282,383	(1,183,690)	2,547,323
Noncontrolling interests	—	—	(51,468)	—	(51,468)

Total equity	2,547,323	901,307	230,915	(1,183,690)	2,495,855

Total liabilities and equity	$5,031,052	$3,261,455	$710,553	$(3,070,054)	$5,933,006

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

As of December 31, 2012	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$322,707	$41,675	$11,535	$—	$375,917
Investments in short-term commercial paper	31,520	—	—	—	31,520
Accounts receivable, net	277,428	772,868	11,293	(419,226)	642,363
Inventories	564,882	536,331	107,422	(6,128)	1,202,507
Other current assets	51,268	7,253	4,006	(18,609)	43,918

Total current assets	1,247,805	1,358,127	134,256	(443,963)	2,296,225
Property, plant and equipment, net	1,017,587	664,332	551,903	(2,624)	2,231,198
Intangible assets, net	—	416,635	—	—	416,635
Goodwill	—	738,542	—	—	738,542
Other assets, including investments in subs	2,768,360	30,862	9,189	(2,675,595)	132,816

Total assets	$5,033,752	$3,208,498	$695,348	$(3,122,182)	$5,815,416

Accounts payable	$150,191	$219,415	$56,472	$(65,981)	$360,097
Accrued expenses	144,719	98,484	9,877	(33,131)	219,949
Current maturities of long-term debt	14,237	300	52,595	(37,501)	29,631

Total current liabilities	309,147	318,199	118,944	(136,613)	609,677
Long-term debt	2,140,958	—	169,223	(137,575)	2,172,606
Other liabilities	178,182	2,087,957	41,581	(1,751,243)	556,477
Redeemable noncontrolling interest	—	—	98,814	—	98,814
Common stock	637	33,896	18,121	(52,017)	637
Treasury stock	(720,479)	—	—	—	(720,479)
Additional paid-in-capital	1,037,687	117,737	476,677	(594,414)	1,037,687
Retained earnings (deficit)	2,087,620	650,709	(200,389)	(450,320)	2,087,620

Total Steel Dynamics, Inc. equity	2,405,465	802,342	294,409	(1,096,751)	2,405,465
Noncontrolling interests	—	—	(27,623)	—	(27,623)

Total equity	2,405,465	802,342	266,786	(1,096,751)	2,377,842

Total liabilities and equity	$5,033,752	$3,208,498	$695,348	$(3,122,182)	$5,815,416

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the Year Ended, December 31, 2013	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,466,691	$8,219,499	$347,288	$(4,660,554)	$7,372,924
Costs of goods sold	2,981,591	7,805,367	440,064	(4,573,242)	6,653,780

Gross profit (loss)	485,100	414,132	(92,776)	(87,312)	719,144
Selling, general and administrative	118,975	219,531	10,548	(16,435)	332,619

Operating income (loss)	366,125	194,601	(103,324)	(70,877)	386,525
Interest expense, net of capitalized interest	81,361	43,879	7,259	(4,771)	127,728
Other (income) expense, net	(7,358)	3,401	(4,847)	4,771	(4,033)

Income (loss) before income taxes and equity in net income of subsidiaries	292,122	147,321	(105,736)	(70,877)	262,830
Income taxes	63,670	54,448	6,406	(25,210)	99,314

	228,452	92,873	(112,142)	(45,667)	163,516
Equity in net loss of subsidiaries	(39,138)	—	—	39,138	—
Net loss attributable to noncontrolling interests	—	—	25,798	—	25,798

Net income (loss) attributable to Steel Dynamics, Inc.	$189,314	$92,873	$(86,344)	$(6,529)	$189,314

For the Year Ended, December 31, 2012	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,431,978	$8,322,995	$177,527	$(4,642,266)	$7,290,234
Costs of goods sold	2,977,756	7,906,392	257,604	(4,571,416)	6,570,336

Gross profit (loss)	454,222	416,603	(80,077)	(70,850)	719,898
Selling, general and administrative	102,142	218,515	24,081	(16,005)	328,733

Operating income (loss)	352,080	198,088	(104,158)	(54,845)	391,165
Interest expense, net of capitalized interest	104,058	53,186	6,630	(5,289)	158,585
Other (income) expense, net	28,677	(1,531)	(3,921)	5,289	28,514

Income (loss) before income taxes and equity in net income of subsidiaries	219,345	146,433	(106,867)	(54,845)	204,066
Income taxes	26,611	51,011	247	(16,084)	61,785

	192,734	95,422	(107,114)	(38,761)	142,281
Equity in net income of subsidiaries	(29,183)	—	—	29,183	—
Net loss attributable to noncontrolling interests	—	—	21,270	—	21,270

Net income (loss) attributable to Steel Dynamics, Inc.	$163,551	$95,422	$(85,844)	$(9,578)	$163,551

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2011	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,701,928	$9,062,305	$190,739	$(4,957,472)	$7,997,500
Costs of goods sold	3,099,941	8,604,620	251,528	(4,890,107)	7,065,982

Gross profit (loss)	601,987	457,685	(60,789)	(67,365)	931,518
Selling, general and administrative	135,509	217,717	9,184	(15,712)	346,698

Operating income (loss)	466,478	239,968	(69,973)	(51,653)	584,820
Interest expense, net of capitalized interest	104,008	71,487	8,784	(7,302)	176,977
Other (income) expense, net	(12,663)	(8,012)	(3,209)	7,408	(16,476)

Income (loss) before income taxes and equity in net income of subsidiaries	375,133	176,493	(75,548)	(51,759)	424,319
Income taxes (benefit)	111,532	66,734	(151)	(19,488)	158,627

	263,601	109,759	(75,397)	(32,271)	265,692
Equity in net income of subsidiaries	14,519	—	—	(14,519)	—
Net loss attributable to noncontrolling interests	—	—	12,428	—	12,428

Net income (loss) attributable to Steel Dynamics, Inc.	$278,120	$109,759	$(62,969)	$(46,790)	$278,120

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Year Ended, December 31, 2013	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$190,616	$190,885	$(80,525)	$11,199	$312,175
Net cash used in investing activities	(170,561)	(41,415)	(23,086)	82,217	(152,845)
Net cash provided by (used in) financing activities	(21,896)	(129,997)	105,218	(93,416)	(140,091)

Increase (decrease) in cash and equivalents	(1,841)	19,473	1,607	—	19,239
Cash and equivalents at beginning of period	322,707	41,675	11,535	—	375,917

Cash and equivalents at end of period	$320,866	$61,148	$13,142	$—	$395,156

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2012	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$306,613	$209,579	$(76,363)	$5,865	$445,694
Net cash used in investing activities	(104,242)	(107,274)	(95,314)	115,229	(191,601)
Net cash provided by (used in) financing activities	(180,737)	(119,329)	152,223	(121,094)	(268,937)

Increase (decrease) in cash and equivalents	21,634	(17,024)	(19,454)	—	(14,844)
Cash and equivalents at beginning of period	301,073	58,699	30,989	—	390,761

Cash and equivalents at end of period	$322,707	$41,675	$11,535	$—	$375,917

For the Year Ended, December 31, 2011	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$380,171	$173,574	$(68,110)	$720	$486,355
Net cash used in investing activities	(230,314)	(50,576)	(65,144)	110,197	(235,837)
Net cash provided by (used in) financing activities	(22,347)	(74,927)	161,921	(110,917)	(46,270)

Increase in cash and equivalents	127,510	48,071	28,667	—	204,248
Cash and equivalents at beginning of period	173,563	10,628	2,322	—	186,513

Cash and equivalents at end of period	$301,073	$58,699	$30,989	$—	$390,761

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013:
Net sales	$1,795,696	$1,801,340	$1,911,738	$1,864,150
Gross profit	176,264	147,692	197,192	197,996
Operating income	96,232	69,198	113,273	107,822
Net income	41,252	23,273	51,090	47,901
Net income attributable to Steel Dynamics, Inc.	48,215	28,958	57,486	54,655
Earnings per share:
Basic	.22	.13	.26	.25
Diluted	.21	.13	.25	.24
2012:
Net sales	$1,982,040	$1,909,803	$1,693,390	$1,705,001
Gross profit	201,264	182,136	156,401	180,097
Operating income	119,816	103,699	72,721	94,929
Net income	41,777	39,305	6,105	55,094
Net income attributable to Steel Dynamics, Inc.	45,675	44,472	12,833	60,571
Earnings per share:
Basic	.21	.20	.06	.28
Diluted	.20	.20	.06	.27

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

  As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, the end of the period covered by this annual report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  Management's report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

(b)   Changes in Internal Control Over Financial Reporting.

  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Our Management's Report on Internal Control Over Financial Reporting, as of December 31, 2013, can be found on page 60 of this Form 10-K, and the related Report of Our Independent Registered Public Accounting Firm, Ernst & Young LLP, can be found on page 61 of this Form 10-K, each of which is incorporated by reference into this Item 9A.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

        The information required to be furnished pursuant to Item 10 with respect to directors, executive officers, code of ethics, and audit committee and audit committee financial experts is incorporated herein by reference from the section entitled "Governance of the Company" and "Election of Directors" in our Proxy Statement for the 2014 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in our Proxy Statement for the 2014 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled "Information on Directors and Executive Officers" in our Proxy Statement for the 2014 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

        Our stockholders approved the Steel Dynamics, Inc. 2006 Equity Incentive Plan at our annual meeting of stockholders held May 18, 2006, and at our annual meeting of stockholders held May 17, 2012, stockholders approved the Amended and Restated Steel Dynamics, Inc. 2006 Equity Incentive Plan (2006 Plan). Our stockholders approved the Steel Dynamics, Inc. 2013 Equity Incentive Compensation Plan (2013 Plan) at our annual meeting of stockholders held May 16, 2013. The following table summarizes information about our equity compensation plans at December 31, 2013:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Plan	5,882,727	$14.84	11,988,558
2013 Plan, and 2008 Predecessor Plan	98,691	—	2,490,492
Equity compensation plans not approved by security holders	—	—	—

(1)
The weighted average exercise price for the 2006 Plan does not take into account 2,279,643 RSU's, 117,735 DSU's, and 231,646 LTIP's issuable upon expiration of the vesting or deferral periods, which have no exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2014 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2014 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

1.
Financial Statements:

    See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 8 and described in the Index on page 59 of this Report.

  2.
  Financial Statement Schedules: All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)
Exhibits:

Articles of Incorporation

3.1a	Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1a to our Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.

3.1b	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective November 2, 2006, increasing the authorized shares to 200 million, incorporated herein by reference from Exhibit 3.1b to our report on Form 10-Q filed May 7, 2008.

3.1c	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective March 27, 2008, increasing the authorized common shares to 400 million, incorporated herein by reference from Exhibit 3.1c to our report on Form 10-Q, filed May 7, 2008.

3.1d	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective June 2, 2009, increasing the authorized common shares to 900 million, incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed June 2, 2009.

3.2a	Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed July 6, 2006.

3.2b	Amendment adding Section 3.15 to Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 99.1 to our Form 8-K filed August 6, 2009.

3.3	Articles of Organization of Carolinas Recycling Group, LLC, incorporated herein by reference from our Exhibit 3.3 to our Registration Statement on Form S-4, filed June 4, 2013.

3.4	2008 Amended and Restated Operating Agreement of Carolinas Recycling Group, LLC, incorporated herein by reference from our Exhibit 3.4 to our Registration Statement on Form S-4, filed June 4, 2013.

3.5	Articles of Incorporation of Jackson Iron & Metal Company, Inc., incorporated herein by reference from our Exhibit 3.5 to our Registration Statement on Form S-4, filed June 4, 2013.

3.6	Bylaws of Jackson Iron & Metal Company, Inc., incorporated herein by reference from our Exhibit 3.6 to our Registration Statement on Form S-4, filed June 4, 2013.

3.7	Certificate of Incorporation of MS (Tennessee), Inc. (now known as Marshall Steel, Inc.), incorporated herein by reference from our Exhibit 3.7 to our Registration Statement on Form S-4, filed June 4, 2013.

3.8	Amended and Restated Bylaws of Marshall Steel, Inc., incorporated herein by reference from our Exhibit 3.8 to our Registration Statement on Form S-4, filed June 4, 2013.

3.9	Articles of Organization of Socar, Inc. (now known as New Millennium Building Systems, Inc.), incorporated herein by reference from our Exhibit 3.9 to our Registration Statement on Form S-4, filed June 4, 2013.

3.10	Second Amended and Restated Bylaws of New Millennium Building Systems, Inc., incorporated herein by reference from our Exhibit 3.10 to our Registration Statement on Form S-4, filed June 4, 2013.

3.11	Articles of Organization of New Millennium Building Systems, LLC, incorporated herein by reference from our Exhibit 3.11 to our Registration Statement on Form S-4, filed June 4, 2013.

3.12	Amended and Restated Operating Agreement of New Millennium Building Systems, LLC, incorporated herein by reference from our Exhibit 3.12 to our Registration Statement on Form S-4, filed June 4, 2013.

3.13	Articles of Organization of OmniSource, LLC, incorporated herein by reference from our Exhibit 3.13 to our Registration Statement on Form S-4, filed June 4, 2013.

3.14	Amended and Restated Operating Agreement of OmniSource, LLC, incorporated herein by reference from our Exhibit 3.14 to our Registration Statement on Form S-4, filed June 4, 2013.

3.15	Amended and Restated Articles of Incorporation of OmniSource Corporation, incorporated herein by reference from our Exhibit 3.15 to our Registration Statement on Form S-4, filed June 4, 2013.

3.16	Amended and Restated Bylaws of OmniSource Corporation, incorporated herein by reference from our Exhibit 3.16 to our Registration Statement on Form S-4, filed June 4, 2013.

3.17	Articles of Organization of OmniSource Indianapolis, LLC, incorporated herein by reference from our Exhibit 3.17 to our Registration Statement on Form S-4, filed June 4, 2013.

3.18	Operating Agreement of OmniSource Indianapolis, LLC, incorporated herein by reference from our Exhibit 3.18 to our Registration Statement on Form S-4, filed June 4, 2013.

3.19	Certificate of Formation of South Atlantic Recycling Group, LLC. (now known as OmniSource Southeast, LLC), incorporated herein by reference from our Exhibit 3.19 to our Registration Statement on Form S-4, filed June 4, 2013.

3.20	Amended and Restated Operating Agreement of Recycle South, LLC (now known as OmniSource Southeast, LLC), incorporated herein by reference from our Exhibit 3.20 to our Registration Statement on Form S-4, filed June 4, 2013.

3.21	Articles of Organization of OmniSource Transport, LLC, incorporated herein by reference from our Exhibit 3.21 to our Registration Statement on Form S-4, filed June 4, 2013.

3.22	Amended and Restated Operating Agreement of OmniSource Transport, LLC, incorporated herein by reference from our Exhibit 3.22 to our Registration Statement on Form S-4, filed June 4, 2013.

3.23	Articles of Incorporation of RS Acquisition Corporation (now known as Roanoke Electric Steel Corporation), incorporated herein by reference from our Exhibit 3.23 to our Registration Statement on Form S-4, filed June 4, 2013.

3.24	Amended and Restated Bylaws of Roanoke Electric Steel Corporation, incorporated herein by reference from our Exhibit 3.24 to our Registration Statement on Form S-4, filed June 4, 2013.

3.25	Articles of Incorporation of Steel Dynamics Sales North America Inc., incorporated herein by reference from our Exhibit 3.25 to our Registration Statement on Form S-4, filed June 4, 2013.

3.26	Bylaws of Steel Dynamics Sales North America Inc., incorporated herein by reference from our Exhibit 3.26 to our Registration Statement on Form S-4, filed June 4, 2013.

3.27	Certificate of Incorporation of Charter Steel, Inc.(now known as Steel of West Virginia), incorporated herein by reference from our Exhibit 3.27 to our Registration Statement on Form S-4, filed June 4, 2013.

3.28	Amended and Restated Bylaws of Steel of West Virginia, Inc., incorporated herein by reference from our Exhibit 3.28 to our Registration Statement on Form S-4, filed June 4, 2013.

3.29	Certificate of Incorporation of Steel Ventures, Inc., incorporated herein by reference from our Exhibit 3.29 to our Registration Statement on Form S-4, filed June 4, 2013.

3.30	Amended and Restated Bylaws of Steel Ventures, Inc., incorporated herein by reference from our Exhibit 3.30 to our Registration Statement on Form S-4, filed June 4, 2013.

3.31	Articles of Organization of Superior Aluminum Alloys, LLC, incorporated herein by reference from our Exhibit 3.31 to our Registration Statement on Form S-4, filed June 4, 2013.

3.32	Amended and Restated Operating Agreement of Superior Aluminum Alloys, LLC, incorporated herein by reference from our Exhibit 3.32 to our Registration Statement on Form S-4, filed June 4, 2013.

3.33	Certificate of Incorporation of Steel of West Virginia, Inc. (now known as SWVA, Inc.), incorporated herein by reference from our Exhibit 3.33 to our Registration Statement on Form S-4, filed June 4, 2013.

3.34	Amended and Restated Bylaws of SWVA, Inc., incorporated herein by reference from our Exhibit 3.34 to our Registration Statement on Form S-4, filed June 4, 2013.

3.35	Certificate of Incorporation of The Techs Industries, Inc., incorporated herein by reference from our Exhibit 3.35 to our Registration Statement on Form S-4, filed June 4, 2013.

3.36	Amended and Restated Bylaws of The Techs Industries, Inc., incorporated herein by reference from our Exhibit 3.36 to our Registration Statement on Form S-4, filed June 4, 2013.

Instruments Defining the Rights of Security Holders, Including Indentures

4.6	Indenture relating to our issuance of $500 million of 6 3/4% Senior Notes due 2015, between Steel Dynamics, Inc. as issuers, the Initial Subsidiary Guarantors, and the Bank of New York Trust Company, N.A., as trustee, dated as of April 3, 2007, incorporated herein by reference from Exhibit 4.7 to our Form 8-K filed April 3, 2007.

4.7	Indenture relating to our issuance of $287.5 million of 5.125% Convertible Senior Notes due 2014 dated as of June 9, 2009 among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.1 to our Form 8-K filed June 9, 2009.

4.10	Indenture relating to our issuance of $375 million of 7 3/4% Senior Notes due 2016, dated as of April 3, 2008, between Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.7 to our Form 8-K filed April 8, 2008.

4.14	Indenture relating to our issuance of $350 million of 7 5/8% Senior Notes due 2020, dated as of March 17, 2010, between Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.14 to our Form 8-K filed March 18, 2010.

4.15	Registration Rights Agreement among Steel Dynamics, Inc., the subsidiaries of the Company listed therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co. as representatives of the several initial purchasers as set forth therein, dated August 16, 2012, relating to our issuance of $400 million of 6 1/8% Senior Notes due 2019, and $350 million of 6 3/8% Senior Notes due 2022 incorporated herein by reference from Exhibit 4.15 to our Form 8-K filed August 20, 2012.

4.17	Indenture relating to our issuance of $400 million of 6 1/8% Senior Notes due 2019, and $350 million of 6 3/8% Senior Notes due 2022 among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, dated as of August 16, 2012, incorporated herein by reference from Exhibit 4.17 to our Form 8-K filed August 20, 2012.

4.18	Registration Rights Agreement among Steel Dynamics, Inc., the subsidiaries of the Company listed therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co. as representatives of the several initial purchasers as set forth therein, dated March 26, 2013, relating to our issuance of $400 million of 5 1/4% Senior Notes due 2023 incorporated herein by reference from Exhibit 4.18 to our Form 8-K filed March 23, 2013.

4.20	Indenture relating to our issuance of $400 million of 5 1/4% Senior Notes due 2023, among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, dated as of March 26, 2013, incorporated herein by reference from Exhibit 4.20 to our Form 8-K filed March 23, 2013.

Material Contracts

10.3		Amended and Restated Credit Agreement among Steel Dynamics, Inc. and various lenders, dated as of June 19, 2007, incorporated herein by reference from Exhibit 10.3 to our 8-K filed June 21, 2007.

10.3a		Amendment No. 2 to our Amended and Restated Credit Agreement, dated September 11, 2007, incorporated herein by reference from Exhibit 10.3a to our 8-K filed September 14, 2007.

10.03b		Amendment No. 3 to our Amended and Restated Credit Agreement and Amendment No. 1 to the Amended and Restated Security Agreement dated March 31, 2008, relating to the Credit Agreement described in Exhibit 10.03, filed June 21, 2007, incorporated herein by reference from our Exhibit 10.03b to our Form 8-K filed April 2, 2008.

10.3c		Amendment No. 4 to our Amended and Restated Credit Agreement, dated June 12, 2009, incorporated herein by reference from Exhibit 10.3c to our 8-K filed June 21, 2009.

10.3d		Amendment No. 5 to our Amended and Restated Credit Agreement, dated April 26, 2010, incorporated herein by reference from Exhibit 10.3d to our 8-K filed April 27, 2010.

10.3e		Amendment No. 6 to our Amended and Restated Credit Agreement, dated January 21, 2011, incorporated herein by reference from Exhibit 10.3e to our 2010 Form 10-K filed February 23, 2011.

10.6		Agreement and Plan of Merger among The Techs Holdings, Inc. and Steel Dynamics, Inc., dated as of June 6, 2007, incorporated herein by reference from Exhibit 10.6 to our 8-K filed July 6, 2007.

10.7		Shareholders Agreement, dated as of October 26, 2007, by and among Steel Dynamics, Inc. and the Shareholders of OmniSource Corporation, incorporated herein by reference from Exhibit 10.7 to our 8-K/A filed November 6, 2007.

10.8		Real Estate Purchase Agreement and Master Lease Agreement entered into with HS Processing and Heidtman Steel Products, Inc., described in Item 8.01 and incorporated herein by reference to our 8-K filed September 21, 2009.

10.12		Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. re Taxable Economic Development Revenue bonds, Trust Indenture between Indiana Development Finance Authority and NBD Bank, N.A., as Trustee re Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc., incorporated herein by reference from Exhibit 10.12 to Registrant's Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.

10.20	†	Steel Products, Inc., Change in Control Benefit Plan, incorporated herein by reference to our 8-K filed December 4, 2012.

10.25	†	2004 Employee Stock Purchase Plan, approved by stockholders on May 20, 2004, incorporated herein by reference from our Exhibit 10.25 to our 2004 Annual Report on Form 10-K, filed March 4, 2005.

10.41	†	2006 Equity Incentive Plan, approved by stockholders on May 18, 2006, incorporated herein by reference from our Form 10-K filed February 26, 2007.

10.41a	†	Steel Dynamics, Inc. 2006 Equity Incentive Plan, as amended, incorporated herein by reference from Exhibit 10.41a to our 8-K filed June 2, 2011.

10.41b	†	Amended and Restated Steel Dynamics, Inc. 2006 Equity Incentive Plan, as approved by shareholders on May 17, 2012, incorporated herein by reference from our Exhibit 10.41c to our 8-K filed August 21, 2012.

10.41c	†	Steel Dynamics, Inc. Long-Term Incentive Compensation Program, adopted August 15, 2012, incorporated herein by reference from our Exhibit 10.41c to our 8-K filed August 21, 2012.

10.42	†	2008 Executive Incentive Compensation Plan, approved by stockholders on May 22, 2008, incorporated herein by reference from our May 22, 2008 Notice of Annual Meeting of Stockholders filed April 3, 2008.

10.43		Amended and Restated Credit Agreement dated September 29, 2011, incorporated herein by reference from Exhibit 10.43 to our Form 8-K filed October 4, 2011.

10.44		Amendment No 1. To Amended and Restated Credit Agreement dated January 11, 2012, incorporated herein by reference from Exhibit 10.44 to our Form 8-K filed January 13, 2012.

10.50	†	Retirement Agreement between Keith E. Busse, dated October 14, 2011, incorporated herein by reference from Exhibit 10.50 to our Form 8-K filed October 20, 2011.

10.51	†	Consulting Agreement between Keith E. Busse, dated October 14, 2011, incorporated herein by reference from Exhibit 10.51 to our Form 8-K filed October 20, 2011.

10.52	†	Director Agreement between the Company and Keith E. Busse, dated October 14, 2011, incorporated herein by reference from Exhibit 10.52 to our Form 8-K filed October 20, 2011.

10.53	†	2013 Executive Incentive Compensation Plan, approved by stockholders on May 16, 2013, incorporated herein by reference from our May 16, 2013 Notice of Annual Meeting of Stockholders filed March 27, 2013.

Other

12.1	*	Computation of Ratio of Earnings to Fixed Charges

18.1	*	Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle

21.1	*	List of our Subsidiaries

23.1	*	Consent of Ernst & Young LLP.

24.1		Powers of attorney (see signature pages on pages 111 and 112 of this Report).

95	*	Mine Safety Disclosures

Executive Officer Certifications

31.1	*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Document

101.PRE	*	XBRL Taxonomy Presentation Document

*
Filed concurrently herewith

†
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2014

STEEL DYNAMICS, INC.
By:	/s/ MARK D. MILLETT Mark D. Millett Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Mark D. Millett and Theresa E. Wagler, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2013 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2013 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK D. MILLETT Mark D. Millett	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014
/s/ THERESA E. WAGLER Theresa E. Wagler	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2014
/s/ RICHARD P. TEETS, JR. Richard P. Teets, Jr.	Executive Vice President and Director	March 3, 2014
/s/ JOHN C. BATES John C. Bates	Director	March 3, 2014

Signatures	Title	Date

/s/ KEITH E. BUSSE Keith E. Busse	Director	March 3, 2014
/s/ DR. FRANK BYRNE Dr. Frank Byrne	Director	March 3, 2014
/s/ TRACI M. DOLAN Traci M. Dolan	Director	March 3, 2014
/s/ PAUL E. EDGERLEY Paul E. Edgerley	Director	March 3, 2014
/s/ DR. JÜRGEN KOLB Dr. Jürgen Kolb	Director	March 3, 2014
/s/ JAMES C. MARCUCCILLI James C. Marcuccilli	Director	March 3, 2014
/s/ BRADLY S. SEAMAN Bradley S. Seaman	Director	March 3, 2014
/s/ GABRIEL L. SHAHEEN Gabriel L. Shaheen	Director	March 3, 2014