Form 10-Q
period 2014-03-31
STEEL DYNAMICS INC
filed 2014-05-08
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, Registrant had 223,375,430 outstanding shares of common stock.

STEEL DYNAMICS, INC.

PART I. Financial Information

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and equivalents	$342,919	$395,156
Accounts receivable, net	760,654	664,208
Accounts receivable-related parties	50,446	56,392
Inventories	1,332,101	1,314,747
Deferred income taxes	17,871	17,964
Other current assets	24,363	25,167
Total current assets	2,528,354	2,473,634

Property, plant and equipment, net	2,197,503	2,226,134

Restricted cash	18,588	23,827
Intangible assets, net	379,488	386,159
Goodwill	730,360	731,996
Other assets	59,564	91,256
Total assets	$5,913,857	$5,933,006

Liabilities and Equity
Current liabilities
Accounts payable	$401,539	$404,605
Accounts payable-related parties	15,629	10,327
Income taxes payable	23,531	4,023
Accrued payroll and benefits	57,384	93,432
Accrued interest	21,911	31,363
Accrued expenses	87,715	89,884
Current maturities of long-term debt	343,722	341,544
Total current liabilities	951,431	975,178

Long-term debt
Term note	209,687	220,000
Senior notes	1,500,000	1,500,000
Other long-term debt	45,341	46,045
Total long-term debt	1,755,028	1,766,045

Deferred income taxes	550,225	556,038
Other liabilities	22,843	23,376

Commitments and contingencies

Redeemable noncontrolling interests	121,834	116,514

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 259,046,646 and 258,840,350 shares issued; and 223,173,055 and 222,867,408 shares outstanding, as of March 31, 2014 and December 31, 2013, respectively	646	645
Treasury stock, at cost; 35,873,591 and 35,972,942 shares, as of March 31, 2014 and December 31, 2013, respectively	(716,545)	(718,529)
Additional paid-in capital	1,092,281	1,085,694
Retained earnings	2,192,413	2,179,513
Total Steel Dynamics, Inc. equity	2,568,795	2,547,323
Noncontrolling interests	(56,299)	(51,468)
Total equity	2,512,496	2,495,855
Total liabilities and equity	$5,913,857	$5,933,006

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Net sales
Unrelated parties	$1,765,881	$1,728,401
Related parties	64,201	67,295
Total net sales	1,830,082	1,795,696

Costs of goods sold	1,666,778	1,619,432
Gross profit	163,304	176,264

Selling, general and administrative expenses	70,042	65,262
Profit sharing	5,395	6,643
Amortization of intangible assets	6,935	8,127
Total selling, general and administrative expenses	82,372	80,032

Operating income	80,932	96,232

Interest expense, net of capitalized interest	30,569	34,629
Other expense (income), net	(631)	(1,046)
Income before income taxes	50,994	62,649

Income taxes	17,296	21,397

Net income	33,698	41,252

Net loss attributable to noncontrolling interests	4,881	6,963

Net income attributable to Steel Dynamics, Inc.	$38,579	$48,215

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$.17	$.22

Weighted average common shares outstanding	223,011	219,995

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.17	$.21

Weighted average common shares and share equivalents outstanding	241,394	238,087

Dividends declared per share	$.115	$.11

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013

Operating activities:
Net income	$33,698	$41,252

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57,568	57,061
Equity-based compensation	5,768	4,753
Deferred income taxes	(4,091)	10,935
(Gain) loss on disposal of property, plant and equipment	2,641	(1,383)
Changes in certain assets and liabilities:
Accounts receivable	(88,950)	(110,938)
Inventories	(17,354)	32,348
Other assets	7,359	3,358
Accounts payable	5,041	38,988
Income taxes receivable/payable	19,393	(3,022)
Accrued expenses and liabilities	(48,320)	(43,642)
Net cash provided by (used in) operating activities	(27,247)	29,710

Investing activities:
Purchases of property, plant and equipment	(24,841)	(45,346)
Other investing activities	28,884	33,934
Net cash provided by (used in) investing activities	4,043	(11,412)

Financing activities:
Issuance of current and long-term debt	43,453	409,261
Repayment of current and long-term debt	(56,246)	(305,691)
Debt issuance costs	—	(5,997)
Proceeds from exercise of stock options, including related tax effect	2,905	7,614
Contributions from noncontrolling investors, net	5,370	411
Dividends paid	(24,515)	(21,952)
Net cash provided by (used in) financing activities	(29,033)	83,646

Increase (decrease) in cash and equivalents	(52,237)	101,944
Cash and equivalents at beginning of period	395,156	375,917

Cash and equivalents at end of period	$342,919	$477,861

Supplemental disclosure information:
Cash paid for interest	$39,663	$49,732
Cash paid for federal and state income taxes, net	$2,143	$11,165

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. Steel operations accounted for 61% and 59% of the company’s external net sales during the three-month periods ended March 31, 2014 and 2013, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations primarily include OmniSource Corporation, the company’s metals recycling, steel scrap procurement, and processing locations, and our two ironmaking initiatives: Iron Dynamics, a liquid pig iron production facility; and our Minnesota iron operations, an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. Metals recycling and ferrous resources operations accounted for 32% and 35% of the company’s external net sales during the three-month periods ended March 31, 2014 and 2013, respectively.

Steel Fabrication Operations.  Steel fabrication operations include the company’s six New Millennium Building Systems joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 6% and 5% of the company’s external net sales during the three-month periods ended March 31, 2014 and 2013, respectively.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Goodwill.  The company’s goodwill is allocated to the following reporting units at March 31, 2014, and December 31, 2013, (in thousands):

	March 31,	December 31,
	2014	2013
OmniSource — Metals Recycling/Ferrous Resources Segment	$556,611	$558,247
The Techs — Steel Segment	142,783	142,783
Roanoke Bar Division — Steel Segment	29,041	29,041
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$730,360	$731,996

OmniSource goodwill decreased $1.6 million from December 31, 2013 to March 31, 2014, in recognition of the 2014 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units, deferred stock units, and dilutive shares related to the company’s 5.125% convertible senior notes, which mature in June 2014; and are excluded from the computation in periods in which they have an anti-dilutive effect. No options to purchase shares were anti-dilutive at March 31, 2014, while options to purchase 3.0 million shares were anti-dilutive at March 31, 2013.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended March 31,
	2014			2013
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$38,579	223,011	$.17	$48,215	219,995	$0.22
Dilutive common share equivalents	—	1,608		—	1,460
5.125% convertible senior notes, net of tax	2,358	16,775		2,358	16,632
Diluted earnings per share	$40,937	241,394	$.17	$50,573	238,087	$0.21

Note 3.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out basis for other inventory.  Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$615,776	$660,384
Supplies	292,119	293,533
Work in progress	112,504	84,710
Finished goods	311,702	276,120
Total inventories	$1,332,101	$1,314,747

Note 4.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
	Common	Additional Paid-In	Retained	Treasury	Noncontrolling	Total	Redeemable Noncontrolling
	Stock	Capital	Earnings	Stock	Interests	Equity	Interests

Balances at January 1, 2014	$645	$1,085,694	$2,179,513	$(718,529)	$(51,468)	$2,495,855	$116,514
Proceeds from the exercise of stock options, including related tax effect	1	3,537	—	—	—	3,538	—
Dividends declared	—	—	(25,665)	—	—	(25,665)	—
Equity-based compensation and issuance of restricted stock	—	3,050	(14)	1,984	—	5,020	—
Contributions from noncontrolling investors	—	—	—	—	89	89	5,320
Distributions to noncontrolling investors	—	—	—	—	(39)	(39)	—
Net income (loss)	—	—	38,579	—	(4,881)	33,698	—
Balances at March 31, 2014	$646	$1,092,281	$2,192,413	$(716,545)	$(56,299)	$2,512,496	$121,834

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. The company utilizes derivative instruments to mitigate interest rate risk, foreign currency exchange rate risk, and commodity margin risk. Interest rate swaps may be entered into to manage interest rate risk associated with the company’s fixed and floating-rate borrowings. Forward exchange contracts on various foreign currencies may be entered into to manage foreign currency exchange rate risk as necessary. No interest rate swaps or forward exchange contracts on foreign currency existed for the periods presented. The company routinely enters into forward exchange traded futures and option contracts to manage the price risk associated with nonferrous metals inventory as well as purchases and sales of nonferrous metals (specifically aluminum, copper, nickel and silver).  The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements. The company designates certain of its nonferrous metals, forward exchange futures contracts as fair value hedges of inventory and firm sales commitments.

Commodity Futures Contracts.  If the company is “long” on a futures contract, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of March 31, 2014 (MT represents metric tons and Lbs represents pounds):

Commodity Futures	Long/Short	Total
Aluminum	Long	2,625	MT
Aluminum	Short	1,525	MT
Copper	Long	4,260	MT
Copper	Short	15,014	MT
Silver	Short	343	Lbs

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of March 31, 2014, and December 31, 2013, and gains and losses related to derivatives included in the company’s statement of income for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivative instruments designated as fair value hedges - Commodity futures	Other current assets	$2,154	$658	$(1,048)	$1,886

Derivative instruments not designated as hedges - Commodity futures	Other current assets	$1,466	$352	$(478)	2,601

Total derivative instruments		$3,620	$1,010	$(1,526)	$4,487

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements, which totaled $5.4 million at March 31, 2014 and $3.6 million at December 31, 2013, are reflected in other current assets in the consolidated balance sheet.

	Location of gain	Amount of gain recognized in income on derivatives for the three		Hedged items	Location of gain (loss)	Amount of gain (loss) recognized in income on related hedged items for
	recognized in income on	months ended		in fair value hedge	recognized in income on	the three months ended
	derivatives	March 31, 2014	March 31, 2013	relationships	related hedged item	March 31, 2014	March 31, 2013
Derivatives in fair value hedging relationships - Commodity futures	Costs of goods sold	$1,617	$8,046	Firm commitments	Costs of goods sold	$984	$1,316
				Inventory	Costs of goods sold	(2,488)	(6,808)
						$(1,504)	$(5,492)

Derivatives not designated as hedging instruments - Commodity futures	Costs of goods sold	$7,956	$2,401

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Derivative Financial Instruments (Continued)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $296,000 and $221,000 during the three-month periods ended March 31, 2014 and 2013, respectively; and a loss excluded from hedge effectiveness testing of $183,000 that increased costs of goods sold during the three-month period ended March 31, 2014, and a gain excluded from hedge effectiveness testing of $2.3 million, that reduced cost of goods sold during the three-month period ended March 31, 2013.

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2014, and December 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Commodity futures — financial assets	$3,620	$—	$3,620	$—
Commodity futures — financial liabilities	(1,526)	—	(1,526)	—

December 31, 2013
Commodity futures — financial assets	$1,010	$—	$1,010	$—
Commodity futures — financial liabilities	4,487	—	4,487	—

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.2 billion and $2.3 billion (with a corresponding carrying amount in the consolidated balance sheets of $2.1 billion and $2.1 billion) at March 31, 2014 and December 31, 2013, respectively.

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

The company is involved, along with other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois in September 2008, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a period between 2005 and 2007, by artificially restricting the supply of such steel products. All but one of the complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products.  The other complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  A ninth complaint, in December 2010, was brought on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaints.  All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  Following a period of discovery relating to class certification matters, plaintiffs’ motion for class action certification filed in 2012, and briefing by both sides, the court, on March 5 – 7 and April 11, 2014, held a class certification hearing. At the conclusion of the hearing, the court took the class certification issue under advisement.

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

Note 8.  Segment Information

The company has three reportable segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.  These operations are described in Note 1 to the financial statements.  Revenues included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further processing, slitting, and sale of certain steel products and the resale of certain secondary and excess steel products.  In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, convertible senior notes, certain other investments, and certain profit sharing expenses.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Segment Information (Continued)

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment and intra-company sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2013, for more information related to the company’s segment reporting.  The company’s segment results for the three-month periods ended March 31, 2014 and 2013 are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
March 31, 2014	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,061,079	$517,957	$115,861	$20,621		$—		$1,715,518
External Non-U.S.	56,519	57,817	—	228		—		114,564
Other segments	43,732	343,928	—	6,673		(394,333)		—
	1,161,330	919,702	115,861	27,522		(394,333)		1,830,082
Operating income (loss)	105,643	(15,519)	3,126	(16,545	)(1)	4,227	(2)	80,932
Income (loss) before income taxes	91,998	(22,696)	1,652	(24,187)		4,227		50,994
Depreciation and amortization	27,377	26,621	2,222	1,399		(51)		57,568
Capital expenditures	18,606	5,779	311	145		—		24,841

As of March 31, 2014
Assets	2,731,246	2,537,892	263,688	609,206	(3)	(228,175	)(4)	5,913,857
Liabilities	576,643	613,611	17,022	2,290,332	(5)	(218,081	)(6)	3,279,527

Footnotes related to the three months ended March 31, 2014 segment results (in millions):

(1)	Corporate SG&A	$(8.3)
	Company-wide equity-based compensation	(4.6)
	Profit sharing	(4.7)
	Other, net	1.1
		$(16.5)

(2)	Gross profit increase from intra-company sales	$4.2

(3)	Cash and equivalents	$285.6
	Accounts receivable	12.3
	Inventories	13.5
	Deferred income taxes	17.8
	Property, plant and equipment, net	71.6
	Debt issuance costs	24.4
	Intra-company debt	153.8
	Other	30.2
		$609.2

(4)	Elimination of intra-company receivables	$(65.1)
	Elimination of intra-company debt	(153.8)
	Other	(9.3)
		$(228.2)

(5)	Accounts payable	$44.1
	Income taxes payable	23.5
	Accrued interest	21.7
	Accrued profit sharing	4.8
	Debt	2,031.4
	Deferred income taxes	138.0
	Other	26.8
		$2,290.3

(6)	Elimination of intra-company payables	$(65.5)
	Elimination of intra-company debt	(153.8)
	Other	1.2
		$(218.1)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Segment Information (Continued)

For the three months ended		Metals Recycling /	Steel Fabrication
March 31, 2013	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,011,195	$557,611	$93,797	$19,371		$—		$1,681,974
External Non-U.S.	50,117	63,517	—	88		—		113,722
Other segments	61,048	276,364	578	5,395		(343,385)		—
	1,122,360	897,492	94,375	24,854		(343,385)		1,795,696
Operating income (loss)	119,301	(9,824)	1,530	(16,439	)(1)	1,664	(2)	96,232
Income (loss) before income taxes	105,007	(17,854)	(76)	(26,092)		1,664		62,649
Depreciation and amortization	26,387	27,136	2,057	1,532		(51)		57,061
Capital expenditures	24,726	19,069	881	670		—		45,346

As of March 31, 2013
Assets	2,566,642	2,529,951	254,176	822,064	(3)	(216,259	)(4)	5,956,574
Liabilities	557,404	526,457	15,646	2,556,590	(5)	(205,527	)(6)	3,450,570

Footnotes related to the three months ended March 31, 2013 segment results (in millions):

(1)	Corporate SG&A	$(8.0)
	Company-wide equity-based compensation	(3.2)
	Profit sharing	(5.9)
	Other, net	0.7
	Total	$(16.4)

(2)	Gross profit increase from intra-company sales	$1.7

(3)	Cash and equivalents	$445.8
	Accounts receivable	11.6
	Inventories	13.2
	Deferred income taxes	23.5
	Property, plant and equipment, net	74.8
	Debt issuance costs, net	31.3
	Intra-company debt	156.0
	Other	65.9
	Total	$822.1

(4)	Elimination of intra-company receivables	$(49.4)
	Elimination of intra-company debt	(156.0)
	Other	(10.9)
	Total	$(216.3)

(5)	Accounts payable	$38.8
	Income taxes payable	13.4
	Accrued interest	19.1
	Accrued profit sharing	5.9
	Debt	2,247.1
	Deferred income taxes	213.8
	Other	18.5
	Total	$2,556.6

(6)	Elimination of intra-company payables	$(49.7)
	Elimination of intra-company debt	(156.0)
	Other	0.2
	Total	$(205.5)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior notes due 2014, 2019, 2020, 2022 and 2023. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
As of March 31, 2014
Cash and equivalents	$281,376	$48,071	$13,472	$—	$342,919
Accounts receivable, net	320,996	1,012,562	42,095	(564,553)	811,100
Inventories	728,638	502,339	105,553	(4,429)	1,332,101
Other current assets	48,969	6,968	5,048	(18,751)	42,234
Total current assets	1,379,979	1,569,940	166,168	(587,733)	2,528,354
Property, plant and equipment, net	1,042,424	598,946	558,500	(2,367)	2,197,503
Intangible assets, net	—	379,488	—	—	379,488
Goodwill	—	730,360	—	—	730,360
Other assets, including investments in subs	2,604,100	21,572	7,352	(2,554,872)	78,152
Total assets	$5,026,503	$3,300,306	$732,020	$(3,144,972)	$5,913,857

Accounts payable	$178,731	$266,205	$89,012	$(116,780)	$417,168
Accrued expenses	124,762	107,284	10,050	(51,555)	190,541
Current maturities of long-term debt	318,969	300	66,580	(42,127)	343,722
Total current liabilities	622,462	373,789	165,642	(210,462)	951,431
Long-term debt	1,714,982	—	182,506	(142,460)	1,755,028
Other liabilities	120,264	2,004,584	30,844	(1,582,624)	573,068

Redeemable noncontrolling interests	—	—	121,834	—	121,834

Common stock	646	33,896	18,121	(52,017)	646
Treasury stock	(716,545)	—	—	—	(716,545)
Additional paid-in-capital	1,092,281	117,737	575,877	(693,614)	1,092,281
Retained earnings (deficit)	2,192,413	770,300	(306,505)	(463,795)	2,192,413
Total Steel Dynamics, Inc. equity	2,568,795	921,933	287,493	(1,209,426)	2,568,795
Noncontrolling interests	—	—	(56,299)	—	(56,299)
Total equity	2,568,795	921,933	231,194	(1,209,426)	2,512,496
Total liabilities and equity	$5,026,503	$3,300,306	$732,020	$(3,144,972)	$5,913,857

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
As of December 31, 2013
Cash and equivalents	$320,866	$61,148	$13,142	$—	$395,156
Accounts receivable, net	309,691	874,707	32,018	(495,816)	720,600
Inventories	673,763	557,640	91,199	(7,855)	1,314,747
Other current assets	50,228	8,399	3,259	(18,755)	43,131
Total current assets	1,354,548	1,501,894	139,618	(522,426)	2,473,634
Property, plant and equipment, net	1,046,093	619,617	562,843	(2,419)	2,226,134
Intangible assets, net	—	386,159	—	—	386,159
Goodwill	—	731,996	—	—	731,996
Other assets, including investments in subs	2,630,411	21,789	8,092	(2,545,209)	115,083
Total assets	$5,031,052	$3,261,455	$710,553	$(3,070,054)	$5,933,006

Accounts payable	$160,255	$258,406	$60,987	$(64,716)	$414,932
Accrued expenses	142,055	115,182	10,694	(49,229)	218,702
Current maturities of long-term debt	315,521	300	52,163	(26,440)	341,544
Total current liabilities	617,831	373,888	123,844	(140,385)	975,178
Long-term debt	1,725,433	—	204,385	(163,773)	1,766,045
Other liabilities	140,465	1,986,260	34,895	(1,582,206)	579,414

Redeemable noncontrolling interest	—	—	116,514	—	116,514

Common stock	645	33,896	18,121	(52,017)	645
Treasury stock	(718,529)	—	—	—	(718,529)
Additional paid-in-capital	1,085,694	117,737	552,946	(670,683)	1,085,694
Retained earnings (deficit)	2,179,513	749,674	(288,684)	(460,990)	2,179,513
Total Steel Dynamics, Inc. equity	2,547,323	901,307	282,383	(1,183,690)	2,547,323
Noncontrolling interests	—	—	(51,468)	—	(51,468)
Total equity	2,547,323	901,307	230,915	(1,183,690)	2,495,855
Total liabilities and equity	$5,031,052	$3,261,455	$710,553	$(3,070,054)	$5,933,006

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$863,563	$2,112,389	$105,849	$(1,251,719)	$1,830,082
Costs of goods sold	761,395	2,015,576	123,573	(1,233,766)	1,666,778
Gross profit (loss)	102,168	96,813	(17,724)	(17,953)	163,304
Selling, general and administrative	28,834	54,289	3,408	(4,159)	82,372
Operating income (loss)	73,334	42,524	(21,132)	(13,794)	80,932
Interest expense, net of capitalized interest	19,361	10,561	1,880	(1,233)	30,569
Other (income) expense, net	(976)	395	(1,284)	1,234	(631)
Income (loss) before income taxes and equity in net income of subsidiaries	54,949	31,568	(21,728)	(13,795)	50,994
Income taxes (benefit)	9,925	10,942	696	(4,267)	17,296
	45,024	20,626	(22,424)	(9,528)	33,698
Equity in net loss of subsidiaries	(6,445)	—	—	6,445	—
Net loss attributable to noncontrolling interests	—	—	4,881	—	4,881
Net income (loss) attributable to Steel Dynamics, Inc.	$38,579	$20,626	$(17,543)	$(3,083)	$38,579

For the three months ended,			Combined	Consolidating	Total
March 31, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$827,201	$2,015,487	$66,370	$(1,113,362)	$1,795,696
Costs of goods sold	706,387	1,914,058	95,941	(1,096,954)	1,619,432
Gross profit (loss)	120,814	101,429	(29,571)	(16,408)	176,264
Selling, general and administrative	28,686	53,992	2,138	(4,784)	80,032
Operating income (loss)	92,128	47,437	(31,709)	(11,624)	96,232
Interest expense, net of capitalized interest	22,046	12,039	1,701	(1,157)	34,629
Other (income) expense, net	(820)	(200)	(1,183)	1,157	(1,046)
Income (loss) before income taxes and equity in net income of subsidiaries	70,902	35,598	(32,227)	(11,624)	62,649
Income taxes (benefit)	11,394	12,919	699	(3,615)	21,397
	59,508	22,679	(32,926)	(8,009)	41,252
Equity in net loss of subsidiaries	(11,293)	—	—	11,293	—
Net loss attributable to noncontrolling interests	—	—	6,963	—	6,963
Net income (loss) attributable to Steel Dynamics, Inc.	$48,215	$22,679	$(25,963)	$3,284	$48,215

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$9,027	$(17,195)	$(14,149)	$(4,930)	$(27,247)
Net cash provided by (used in) investing activities	(12,430)	(3,997)	(1,625)	22,095	4,043
Net cash provided by (used in) financing activities	(36,087)	8,115	16,104	(17,165)	(29,033)
Increase (decrease) in cash and equivalents	(39,490)	(13,077)	330	—	(52,237)
Cash and equivalents at beginning of period	320,866	61,148	13,142	—	395,156
Cash and equivalents at end of period	$281,376	$48,071	$13,472	$—	$342,919

For the three months ended,			Combined	Consolidating	Total
March 31, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$29,373	$14,903	$(17,530)	$2,964	$29,710
Net cash used in investing activities	(8,837)	(11,985)	(6,805)	16,215	(11,412)
Net cash provided by (used in) financing activities	98,746	(22,047)	26,126	(19,179)	83,646
Increase (decrease) in cash and equivalents	119,282	(19,129)	1,791	—	101,944
Cash and equivalents at beginning of period	322,707	41,675	11,535	—	375,917
Cash and equivalents at end of period	$441,989	$22,546	$13,326	$—	$477,861

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to the steel and recycled metals markets, our revenues, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of a recurrent slowing in industrial demand; (2) changes in economic conditions, either generally or in any of the steel or scrap-consuming sectors which affect demand for our products, including the strength of the non-residential and residential construction, automotive, manufacturing, appliance, and other steel-consuming industries; (3) fluctuations in the cost of key raw materials (including steel scrap, iron units, and energy costs) and our ability to pass-on any cost increases; (4) the impact of domestic and foreign import price competition; (5) risks and uncertainties involving product and/or technology development; and (6) occurrences of unexpected plant outages or equipment failures.

More specifically, we refer you to the sections titled Special Note Regarding Forward-Looking Statements and Risk Factors in our annual report on Form 10-K for the year ended December 31, 2013, as well as in other reports which we file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. These reports are available publicly on the SEC web site, www.sec.gov, and on our web site, www.steeldynamics.com. Forward-looking or predictive statements we make are based upon information and assumptions, concerning our businesses and the environments in which they operate, which we consider reasonable as of the date on which these statements are made.  Due to the foregoing risks and uncertainties however, as well as, matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report. We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include, among other items, labor and related benefits, professional services, insurance premiums, property taxes, company-wide profit sharing, and amortization of intangible and other assets.

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

Overview

Net income was $38.6 million, or $0.17 per diluted share, during the first quarter of 2014, compared with net income of $48.2 million, or $0.21 per diluted share, during the first quarter of 2013, while comparative operating income decreased $15.3 million, or 16%, to $80.9 million. We experienced one of the most severe and prolonged winter periods in recent history, especially in the Midwest where a majority of our operations are located. This severe weather caused production disruptions and diminished availability of transportation, resulting in lower shipments and meaningful increases in energy costs, most notably within our steel segment at our Flat Roll and Structural and Rail Divisions.  As a result, despite a 4% increase in metal spread, our steel segment operating income decreased $13.7 million, or 11%. Underlying sheet steel demand remains good, and demand in structural and special bar quality long product steel increased as end-market demand continues to improve.

Metals Recycling and Ferrous Resources operating losses increased $5.7 million, as metals recycling ferrous and nonferrous metal spreads each decreased, operating costs increased due to the severe weather, and weather-related damages to several of our buildings resulted in $2.6 million in losses.  Fabrication segment operating income more than doubled in the first quarter of 2014, as compared to the first quarter of 2013, to $3.1 million. Fabrication realized growth in shipments as a result of the improving non-residential construction market as well as increases in market penetration, and achieved reduced operating costs from manufacturing efficiencies and increased production rates.

Our March/April 2013 debt repayments and refinancing activities resulted in decreased interest expense for the first quarter of 2014 of $4.1 million compared to the first quarter of 2013.  These activities also elongated our debt maturities profile.

Segment Operating Results 2014 vs. 2013 (dollars in thousands)

	Three Months Ended March 31,
		%
	2014	Change	2013

Net sales
Steel	$1,161,330	3%	$1,122,360
Metals recycling and ferrous resources	919,702	2%	897,492
Steel fabrication	115,861	23%	94,375
Other	27,522	11%	24,854
	2,224,415		2,139,081
Intra-company	(394,333)		(343,385)
Consolidated	$1,830,082	2%	$1,795,696

Operating income (loss)
Steel	$105,643	(11)%	$119,301
Metals recycling and ferrous resources	(15,519)	(58)%	(9,824)
Steel fabrication	3,126	104%	1,530
Other	(16,545)	(1)%	(16,439)
	76,705		94,568
Intra-company	4,227		1,664
Consolidated	$80,932	(16)%	$96,232

Steel Operations

Steel Operations.  Steel operations consist of our five electric arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture and industrial machinery markets. In the first quarter of 2014 and 2013, our steel operations accounted for 61% and 59% of our external net sales, respectively.

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

Long Products.  Our Structural and Rail Division sells structural steel beams and pilings to the construction market, as well as standard-grade and premium rail to the railroad industry. Our Engineered Bar Products Division primarily sells engineered, special-bar-quality and merchant bar quality rounds, round-cornered squares, and smaller-diameter round engineered bars. Our Roanoke Bar Division primarily sells merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections.

Steel Operations Shipments (net tons):

	Three Months Ended
	March 31,
	2014	% Change	2013
Shipments
Flat Roll Division	641,520	(9)%	704,290
The Techs	153,237	1%	151,137
Sheet products	794,757	(7)%	855,427

Structural and Rail Division	292,316	4%	280,897
Engineered Bar Products Division	144,303	28%	112,821
Roanoke Bar Division	143,782	3%	139,950
Steel of West Virginia	75,574	(6)%	80,707
Long products	655,975	7%	614,375

Total shipments	1,450,732	(1)%	1,469,802
Intra-segment shipments	(45,508)		(32,090)
Segment shipments	1,405,224	(2)%	1,437,712

External shipments	1,338,573	—%	1,344,432

Net sales for the steel segment increased 3% in the first quarter of 2014 when compared to the first quarter of 2013, as a 2% decrease in segment shipments was more than offset by an increase of 6%, or $45 per ton, in average selling prices. The lower segment shipments, primarily at the Flat Roll Division, was largely driven by the historically significant severe winter weather conditions during the first quarter of 2014 which adversely impacted production volumes and limited shipments due to the diminished availability of rail cars and trucks during the period. The fundamental overall demand for sheet steel did not diminish, and demand for long products, most notably structural beams and special bar quality long product steel, improved as end-market demand continues to improve.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations increased $29 in the first quarter of 2014, compared with the first quarter of 2013. During the first quarter of 2014 and 2013, our metallic raw material costs represented 65% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes.

Despite the increased metal spread, operating income for the steel segment decreased 11%, to $105.6 million in the first quarter of 2014, compared to the same period of 2013, as the impact of the severe and prolonged winter weather during the first quarter of 2014 hindered production and shipments, and resulted in meaningfully higher electricity and natural gas cost, primarily at our Midwest operations.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment primarily includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota iron operations. Our metals recycling and ferrous resources operations segment accounted for 32% and 35% of our external net sales in the first quarter of 2014 and 2013, respectively. Operating loss for the metals recycling and ferrous resources operations segment of $15.5 million, increased $5.7 million compared to the first quarter of 2013, due primarily to decreased ferrous and nonferrous metal spreads and increased operating costs in metals recycling, while operating losses in our Minnesota iron operations decreased.

Metals Recycling and Ferrous Resources Shipments:

	Three Months Ended
	March 31,
	2014	% Change	2013
Ferrous metal shipments (gross tons)
Total	1,364,533	2%	1,342,929
Intra-segment	(300)		(1,969)
Segment shipments	1,364,233	2%	1,340,960

External shipments	649,552	(18)%	789,039

Nonferrous metals shipments (thousands of pounds)
Total	270,978	(3)%	279,656
Intra-segment	(18,343)		(1,431)
Segment shipments	252,635	(9)%	278,225

External shipments	251,588	(9)%	276,127

Mesabi Nugget shipments (metric tons) — intra-company	37,488	(37)%	59,685

Iron Dynamics (metric tons) — intra-company	57,122	(12)%	64,685

Metals Recycling.  Our metals recycling operations (OmniSource) represent our metals sourcing and processing operations and are the most significant source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 90% and 93% of this segment’s net sales during the first quarter of 2014 and 2013, respectively. Metals recycling operations sales were $880.6 million and $835.0 million, and operating income was $5.0 million and $19.5 million, during the first quarter 2014 and 2013, respectively.

Net sales for metals recycling increased 5% overall in the first quarter of 2014 when compared to the first quarter of 2013, as sales prices of ferrous metals increased 11% on 2% higher volumes, while nonferrous metals sales volumes decreased 3%, coupled with a 4% decrease in average selling prices. In spite of increased net sales, operating income for the first quarter of 2014 decreased 74% when compared to the first quarter of 2013, due to decreased metal margins in both ferrous – 6%, and nonferrous – 12% metals. The severe and prolonged winter weather hampered the flow of scrap metals during the first quarter of 2014 and increased operating and maintenance costs. Additionally, we incurred $2.6 million of costs associated with building damage related to excessive snow accumulation.

Ferrous Resources.  Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota iron operations, consisting of an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our potential future iron mining operations, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). The impact of losses from our Minnesota iron operations on first quarter 2014 net income was approximately $8.9 million, as compared to approximately $13.8 million during the first quarter of 2013. The iron nugget production facility utilizes a pioneering production process, which has experienced operational, quality control and production cost challenges. The facility commenced initial production of iron nuggets in 2010. We have continued to modify, re-engineer and further refine this production process and have changed or modified equipment configurations with resulting improvement in plant availability, production, and quality. Certain meaningful adjunct trials related to product yield and cost of production that began in the latter half of the fourth quarter of 2013 were scheduled to be completed during the first quarter of 2014.  Due to the unanticipated severe winter weather, not all of these trials were able to be completed: however meaningful progress was made. The remaining trials are expected to be completed before the end of the second quarter of 2014. In the first quarter of 2014, Mesabi Nugget shipped 37,000 metric tons of iron-nuggets for use by our own steel mills, compared to 60,000 during the same period in 2013. Weather had a negative impact on our operations during the first quarter of 2014, limiting production and shipments, and increasing natural gas costs.

Steel Fabrication Operations

Our steel fabrication operations represent the company’s six New Millennium Building Systems’ plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 6% and 5% of our external net sales during the first quarter of 2014 and 2013, respectively.

Net sales for the steel fabrication operations segment increased 23% in the first quarter of 2014 compared to the first quarter of 2013, as volumes increased 22%. Our steel fabrication operations continue to increase market share with our expanded geographic footprint and penetration into new markets, and benefit from the improving demand in the non-residential construction industry.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations. During the first quarter of 2014 and 2013, the cost of steel products purchased represented 73% and 71%, respectively, of the total cost of manufacturing for our steel fabrication operations. The average cost of steel consumed increased in the first quarter of 2014, as compared to the same period in 2013, by $31 per ton.

Operating income for the steel fabrication segment of $3.0 million in the first quarter of 2014 more than doubled compared to the same period in 2013 due to the increased selling volumes and related cost compression, in addition to decreases in conversion costs realized from manufacturing efficiencies.

First Quarter Consolidated Results 2014 vs. 2013

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing, and amortization of intangible assets) were $82.4 million during the first quarter of 2014, as compared to $80.0 million during the first quarter of 2013, comparable in that they represented 4.5% of our total net sales during each period.

Interest Expense, net of Capitalized Interest.  During the first quarter of 2014, gross interest expense decreased $3.5 million to $31.9 million, and capitalized interest increased $538,000 to $1.3 million, when compared to the same period in 2013. The interest capitalized during these periods relates to construction activities at our various operating segments. The decrease in gross interest expense is due to refinancing activities during March/April of 2013 that reduced outstanding debt by $100.0 million and decreased the effective interest rate on $400.0 million of senior notes that were refinanced.

Income Taxes.  During the first quarter of 2014, our income tax expense was $17.3 million with an effective tax rate of 33.9%, as compared to $21.4 million with an effective tax rate of 34.2% during the same period in 2013. First quarter 2014 income tax expense includes a benefit related to a change in Indiana’s corporate income tax rate which resulted in the reduction of our deferred income tax.  The effective tax rate in the first quarter of 2013 includes a favorable adjustment related to 2012 research and development tax credits that were enacted into the tax code in January 2013.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements primarily with cash provided by operations, long-term borrowings and issuances of common stock. Our liquidity at March 31, 2014 is as follows:

Cash and equivalents	$342,919
Revolver availability	1,086,264
Total liquidity	$1,429,183

Working Capital. We used $27.2 million of cash flow in operating activities during the first quarter 2014, due to increased working capital requirements, based on increases in trade receivables and inventory, which used $89.0 and $17.4 million of cash, respectively, and decreases in accrued expenses, which utilized $48.3 million of cash.  Accounts receivable increased primarily due to increased sales late in the first quarter of 2014, as compared to late in the fourth quarter of 2013, while days sales outstanding remained consistent. The increase in inventory is primarily the result of builds in steel segment work in process and finished goods inventory due to strong demand related production outpacing the shipments we were able to make during the difficult first quarter 2014 winter weather. This increase was partially offset by reductions in scrap and other raw material inventory used in production. Accrued expenses decreased primarily due to payments of 2013 accrued profit sharing and incentive compensation, as well as semiannual payments of interest on our senior notes.

Capital Investments.  During the first three months of 2014, we invested $24.8 million in property, plant and equipment, as compared to $45.3 million during the same period in 2013.  Approximately 50% of the 2014 capital investment related to announced growth or expansion projects at two of our steel mills, which are near completion. We estimate total capital expenditures for 2014 to be in the range of $125 million to $150 million.

Capital Resources and Long-term Debt.

During the first three months of 2014, our total outstanding debt of $2.1 billion remained relatively unchanged, decreasing by $8.8 million due to required payments. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) decreased to 44.3% at March 31, 2014, from 44.7% at December 31, 2013.

We have a senior secured credit facility (Facility) that matures in September 2016 which provides for a $1.1 billion Revolver. Subject to certain conditions, we have the opportunity to increase the Revolver capacity by an additional $125.0 million. The Facility is guaranteed by certain of our subsidiaries and is secured by substantially all of our accounts receivable and inventories and pledges of shares of our wholly owned subsidiaries’ capital stock. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes.

The outstanding balance on the Revolver must be the lesser of $1.1 billion less other applicable commitments such as letters of credit and other secured debt, as defined within the Facility or the sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments. At March 31, 2014, we had $1.1 billion of availability on the Revolver, excluding the $13.7 million of outstanding letters of credit and other obligations.

The Facility contains financial and other covenants that limit or restrict our ability to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the leverage ratio exceeds 3.50:1:00 at any time, our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At March 31, 2014, our interest coverage ratio and net debt leverage ratio were 5.27:1.00 and 2.76:1.00, respectively. We were therefore in compliance with these covenants at March 31, 2014, and we anticipate we will continue to be in compliance during the remainder of the year.

Cash Dividends.  As a reflection of confidence in our current and future strength regarding our cash flow generation ability and financial position, we increased our quarterly cash dividend by 5% to $0.115 per share (from $0.110 per share during 2013), resulting in declared cash dividends of $25.7 million during the first quarter of 2014. We paid cash dividends of $24.5 million and $22.0 million during the first three months of 2014 and 2013, respectively. Our board of directors, along with management, approves the payment of dividends on a quarterly basis. During the remainder of 2014, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

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

Critical Accounting Policies and Estimates

No material changes have occurred to the indicated critical accounting policies and estimates as disclosed in our 2013 Annual Report on Form 10-K.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the periods ended March 31, 2014 or 2013.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for certain commodities such as electricity, natural gas and its transportation services, air products, fuel, and zinc. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 43 months for physical commodity requirements, for up to 7 years for commodity transportation requirements, and for up to 14 years for air products. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2014. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At March 31, 2014, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or supplier. At March 31, 2014, we had a cumulative unrealized gain associated with these financial contracts of $2.1 million, substantially all of which have a settlement date within the next twelve months. We believe the customer and supplier contracts associated with the financial contracts will be fully consummated.

ITEM 4.                   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

We are also involved, along with eight other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois in March 2008, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products.  The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  In addition, in December 2010, we and the other co-defendants were served with a substantially similar complaint purporting to be on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaint.  All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  Following a period of discovery relating to class certification matters, plaintiffs’ motion for class certification filed in 2012, and briefing by both sides, the court, on March 5 – 7 and April 11, 2014, held a class certification hearing. At the conclusion of the hearing, the court took the class certification issue under advisement.

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

ITEM 1A.          RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our 2013 Annual Report on Form 10-K.

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

May 8, 2014

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)