Form 10-Q
period 2014-06-30
STEEL DYNAMICS INC
filed 2014-08-08
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (see definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

(Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2014, Registrant had 240,040,043 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and equivalents	$357,490	$395,156
Accounts receivable, net	852,440	664,208
Accounts receivable-related parties	58,356	56,392
Inventories	1,320,871	1,314,747
Deferred income taxes	17,813	17,964
Other current assets	23,216	25,167
Total current assets	2,630,186	2,473,634

Property, plant and equipment, net	2,177,007	2,226,134

Restricted cash	18,460	23,827
Intangible assets, net	372,819	386,159
Goodwill	728,751	731,996
Other assets	57,979	91,256
Total assets	$5,985,202	$5,933,006

Liabilities and Equity
Current liabilities
Accounts payable	$422,761	$404,605
Accounts payable-related parties	17,930	10,327
Income taxes payable	19,448	4,023
Accrued payroll and benefits	74,155	93,432
Accrued interest	30,682	31,363
Accrued expenses	86,486	89,884
Current maturities of long-term debt	61,761	341,544
Total current liabilities	713,223	975,178

Long-term debt
Senior term loan	199,375	220,000
Senior notes	1,500,000	1,500,000
Other long-term debt	42,753	46,045
Total long-term debt	1,742,128	1,766,045

Deferred income taxes	548,285	556,038
Other liabilities	22,356	23,376

Commitments and contingencies

Redeemable noncontrolling interests	124,180	116,514

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 259,588,037 and 258,840,350 shares issued; and 239,620,885 and 222,867,408 shares outstanding, as of June 30, 2014 and December 31, 2013, respectively	647	645
Treasury stock, at cost; 19,967,152 and 35,972,942 shares, as of June 30, 2014 and December 31, 2013, respectively	(398,818)	(718,529)
Additional paid-in capital	1,058,921	1,085,694
Retained earnings	2,237,147	2,179,513
Total Steel Dynamics, Inc. equity	2,897,897	2,547,323
Noncontrolling interests	(62,867)	(51,468)
Total equity	2,835,030	2,495,855
Total liabilities and equity	$5,985,202	$5,933,006

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales
Unrelated parties	$1,987,635	$1,735,420	$3,753,516	$3,463,821
Related parties	82,126	65,920	146,327	133,215
Total net sales	2,069,761	1,801,340	3,899,843	3,597,036

Costs of goods sold	1,846,990	1,653,648	3,513,768	3,273,080
Gross profit	222,771	147,692	386,075	323,956

Selling, general and administrative expenses	73,463	65,356	143,505	130,618
Profit sharing	10,469	4,779	15,864	11,422
Amortization of intangible assets	6,934	8,051	13,869	16,178
Impairment charges	—	308	—	308
Total selling, general and administrative expenses	90,866	78,494	173,238	158,526

Operating income	131,905	69,198	212,837	165,430

Interest expense, net of capitalized interest	30,050	31,465	60,619	66,094
Other expense (income), net	(1,754)	(1,246)	(2,385)	(2,292)
Income before income taxes	103,609	38,979	154,603	101,628

Income taxes	37,268	15,706	54,564	37,103

Net income	66,341	23,273	100,039	64,525

Net loss attributable to noncontrolling interests	5,962	5,685	10,843	12,648

Net income attributable to Steel Dynamics, Inc.	$72,303	$28,958	$110,882	$77,173

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$0.32	$0.13	$0.49	$0.35

Weighted average common shares outstanding	226,220	220,471	224,615	220,233

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$0.31	$0.13	$0.48	$0.34

Weighted average common shares and share equivalents outstanding	242,048	221,736	241,721	238,246

Dividends declared per share	$0.115	$0.11	$0.23	$0.22

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating activities:
Net income	$66,341	$23,273	$100,039	$64,525

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,441	56,826	116,009	113,887
Equity-based compensation	4,700	2,344	10,468	7,097
Impairment charges	—	308	—	308
Deferred income taxes	(280)	10,812	(4,371)	21,747
(Gain) loss on disposal of property, plant and equipment	3,456	588	6,097	(795)
Changes in certain assets and liabilities:
Accounts receivable	(99,696)	(19,826)	(188,646)	(130,764)
Inventories	11,230	1,660	(6,124)	34,008
Other assets	345	6,783	7,704	10,141
Accounts payable	13,385	(46,370)	18,426	(7,382)
Income taxes receivable/payable	(4,964)	(23,304)	14,429	(26,326)
Accrued expenses and liabilities	23,056	19,621	(25,264)	(24,021)
Net cash provided by operating activities	76,014	32,715	48,767	62,425

Investing activities:
Purchases of property, plant and equipment	(33,534)	(49,236)	(58,375)	(94,582)
Proceeds from maturity of short-term commercial paper	—	—	—	31,520
Other investing activities	2,314	863	31,198	3,277
Net cash used in investing activities	(31,220)	(48,373)	(27,177)	(59,785)

Financing activities:
Issuance of current and long-term debt	63,945	32	107,398	409,293
Repayment of current and long-term debt	(76,412)	(202,312)	(132,658)	(508,003)
Debt issuance costs	—	(195)	—	(6,192)
Proceeds from exercise of stock options, including related tax effect	8,516	2,977	11,421	10,591
Contributions from noncontrolling investors, net	(606)	5,286	4,764	5,697
Dividends paid	(25,666)	(24,238)	(50,181)	(46,190)
Net cash used in financing activities	(30,223)	(218,450)	(59,256)	(134,804)

Increase (decrease) in cash and equivalents	14,571	(234,108)	(37,666)	(132,164)
Cash and equivalents at beginning of period	342,919	477,861	395,156	375,917

Cash and equivalents at end of period	$357,490	$243,753	$357,490	$243,753

Supplemental disclosure information:
Cash paid for interest	$20,838	$17,583	$60,501	$67,315
Cash paid for federal and state income taxes, net	$43,008	$27,360	$45,151	$38,525

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

Steel Operations.  Steel operations include the company’s Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia and The Techs operations. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. Steel operations accounted for 61% of the company’s external net sales during each of the three-month periods ended June 30, 2014 and 2013, and 61% and 60% of the company’s external net sales during the six-month periods ended June 30, 2014 and 2013, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations primarily include OmniSource Corporation, the company’s metals recycling, steel scrap procurement, and processing locations, and our two ironmaking initiatives: Iron Dynamics, a liquid pig iron production facility; and our Minnesota iron operations, an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. Metals recycling and ferrous resources operations accounted for 31% and 33% of the company’s external net sales during the three-month periods ended June 30, 2014 and 2013, respectively, and 31% and 34% of the company’s external net sales during the six-month periods ended June 30, 2014 and 2013, respectively.

Steel Fabrication Operations.  Steel fabrication operations include the company’s six New Millennium Building Systems joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 7% and 6% of the company’s external net sales during the three-month periods ended June 30, 2014 and 2013, respectively, and 6% of the company’s external net sales for each of the six-month periods ended June 30, 2014 and 2013.

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

Goodwill.  The company’s goodwill is allocated to the following reporting units at June 30, 2014, and December 31, 2013, (in thousands):

	June 30,	December 31,
	2014	2013
OmniSource – Metals Recycling/Ferrous Resources Segment	$555,002	$558,247
The Techs – Steel Segment	142,783	142,783
Roanoke Bar Division – Steel Segment	29,041	29,041
New Millennium Building Systems – Fabrication Segment	1,925	1,925
	$728,751	$731,996

OmniSource goodwill decreased $3.2 million from December 31, 2013 to June 30, 2014, in recognition of the 2014 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Recently Issued Accounting Standards.  In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The company is currently evaluating the impact of the provisions of ASC 606.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units, deferred stock units, and dilutive shares related to the company’s 5.125% convertible senior notes, which matured on June 15, 2014 and were dilutive through then; and are excluded from the computation in periods in which they have an anti-dilutive effect. No options to purchase shares were anti-dilutive at June 30, 2014, while options to purchase 2.5 million shares were anti-dilutive at June 30, 2013. The computation of diluted earnings per share for the three month period ended June 30, 2013 did not include the after-tax equivalent of interest of $2.4 million for the company’s 5.125% senior convertible notes due June 2014, and the related weighted average equivalent of 16.7 million shares, as the result would have been anti-dilutive.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended June 30,
	2014			2013
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$72,303	226,220	$.32	$28,958	220,471	$0.13
Dilutive common share equivalents	—	1,789		—	1,265
5.125% convertible senior notes, net of tax	1,969	14,039		—	—
Diluted earnings per share	$74,272	242,048	$.31	$28,958	221,736	$0.13

	Six Months Ended June 30,
	2014			2013
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$110,882	224,615	$.49	$77,173	220,233	$0.35
Dilutive common share equivalents	—	1,699		—	1,363
5.125% convertible senior notes, net of tax	4,327	15,407		4,716	16,650
Diluted earnings per share	$115,209	241,721	$.48	$81,889	238,246	$0.34

Note 3.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out basis for other inventory.  Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$614,098	$660,384
Supplies	288,631	293,533
Work in progress	130,908	84,710
Finished goods	287,234	276,120
Total inventories	$1,320,871	$1,314,747

Note 4.  Debt

Holders of $271.8 million principal amount of the company’s 5.125% Convertible Notes due June 15, 2014 (the “Notes”) exercised their option to convert the Notes into shares of common stock by the close of business on June 12, 2014, the conversion election deadline. The conversion rate provided under the terms of the Notes was 58.4731 shares of common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $17.10 per share of common stock, resulting in the company issuing a total of 15,893,457 shares of common stock from treasury shares upon conversion of the Notes. The remaining $15.7 million of the outstanding Notes was paid in cash on June 16, 2014.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
	Common	Additional Paid-In	Retained	Treasury	Noncontrolling	Total	Redeemable Noncontrolling
	Stock	Capital	Earnings	Stock	Interests	Equity	Interests
Balances at January 1, 2014	$645	$1,085,694	$2,179,513	$(718,529)	$(51,468)	$2,495,855	$116,514
Proceeds from the exercise of stock options, including related tax effect	2	11,501	—	—	—	11,503	—
Dividends declared	—	—	(53,221)	—	—	(53,221)	—
Conversion of 5.125% convertible senior notes	—	(45,650)	—	317,451	—	271,801	—
Equity-based compensation and issuance of restricted stock	—	7,376	(27)	2,260	—	9,609	—
Contributions from noncontrolling investors	—	—	—	—	97	97	7,666
Distributions to noncontrolling investors	—	—	—	—	(653)	(653)	—
Net income (loss)	—	—	110,882	—	(10,843)	100,039	—
Balances at June 30, 2014	$647	$1,058,921	$2,237,147	$(398,818)	$(62,867)	$2,835,030	$124,180

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

Commodity Futures Contracts.  If the company is “long” on a futures contract, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of June 30, 2014 (MT represents metric tons and Lbs represents pounds):

Commodity Futures	Long/Short	Total
Aluminum	Long	3,550	MT
Aluminum	Short	3,575	MT
Copper	Long	7,129	MT
Copper	Short	21,636	MT
Silver	Short	343	Lbs

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments (Continued)

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of June 30, 2014, and December 31, 2013, and gains and losses related to derivatives included in the company’s statement of income for the three and six-month periods ended June 30, 2014 and 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
			December 31,		December 31,
	Balance sheet location	June 30, 2014	2013	June 30, 2014	2013
Derivative instruments designated as fair value hedges -
Commodity futures	Other current assets	$274	$658	$(1,800)	$1,886

Derivative instruments not designated as hedges -
Commodity futures	Other current assets	$708	$352	$(1,781)	2,601

Total derivative instruments		$982	$1,010	$(3,581)	$4,487

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements, which totaled $5.1 million at June 30, 2014 and $3.6 million at December 31, 2013, are reflected in other current assets in the consolidated balance sheet.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income on				recognized in income on
		derivatives for the three				related hedged items for the
	Location of gain (loss)	months ended		Hedged items	Location of gain (loss)	three months ended
	recognized in income	June 30,	June 30,	in fair value hedge	recognized in income	June 30,	June 30,
	on derivatives	2014	2013	relationships	on related hedged item	2014	2013
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$(2,632)	$(654)	Firm commitments	Costs of goods sold	$(653)	$1,297
				Inventory	Costs of goods sold	2,846	(2,014)
						$2,193	$(717)

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$(2,030)	$6,621

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income on				recognized in income on
		derivatives for the six months				related hedged items for the
	Location of gain (loss)	ended		Hedged items	Location of gain (loss)	six months ended
	recognized in income	June 30,	June 30,	in fair value hedge	recognized in income	June 30,	June 30,
	on derivatives	2014	2013	relationships	on related hedged item	2014	2013
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$(1,015)	$7,392	Firm commitments	Costs of goods sold	$331	$2,613
				Inventory	Costs of goods sold	358	(8,822)
						$689	$(6,209)

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$5,926	$6,629

Derivatives accounted for as fair value hedges had ineffectiveness resulting in a gain of $160,000 and in a loss of $108,000 during the three-month periods ended June 30, 2014 and 2013, respectively; and gains of $456,000 and $113,000 during the six-month periods ended June 30, 2014 and 2013, respectively. Losses excluded from hedge effectiveness testing of $599,000 and $1.2 million increased costs of goods sold during the three-month periods ended June 30, 2014 and 2013, respectively. A loss excluded from hedge effectiveness testing of $782,000 increased costs of goods sold and a gain excluded from hedge effectiveness testing of $1.1 million reduced cost of goods sold during the six-month periods ended June 30, 2014 and 2013, respectively.

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of  June 30, 2014, and December 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Commodity futures – financial assets	$982	$—	$982	$—
Commodity futures – financial liabilities	(3,581)	—	(3,581)	—

December 31, 2013
Commodity futures – financial assets	$1,010	$—	$1,010	$—
Commodity futures – financial liabilities	4,487	—	4,487	—

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $1.9 billion and $2.3 billion (with a corresponding carrying amount in the consolidated balance sheets of $1.8 billion and $2.1 billion) at June 30, 2014 and December 31, 2013, respectively.

Note 8.  Commitments and Contingencies

The company is involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

The company is involved, along with other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois in September 2008, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a period between 2005 and 2007, by artificially restricting the supply of such steel products. All but one of the complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products.  The other complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  A ninth complaint, in December 2010, was brought on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaints.  All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  Following a period of discovery relating to class certification matters, plaintiffs’ motion for class action certification filed in 2012, and briefing by both sides, the court, on March 5 — 7 and April 11, 2014, held a class certification hearing. At the conclusion of the hearing, the court took the class certification issue under advisement. It’s unclear when the court will issue its ruling.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information

The company has three reportable segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.  These operations are described in Note 1 to the financial statements.  Revenues included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further processing, slitting, and sale of certain steel products and the resale of certain secondary and excess steel products.  In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, convertible senior notes (which matured in June 2014), certain other investments, and certain profit sharing expenses.

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment and intra-company sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2013, for more information related to the company’s segment reporting.  The company’s segment results for the three and six-month periods ended June 30, 2014 and 2013 are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
June 30, 2014	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,214,247	$587,385	$134,852	$24,181		$—		$1,960,665
External Non-U.S.	50,857	57,831	—	408		—		109,096
Other segments	69,802	303,617	—	7,309		(380,728)		—
	1,334,906	948,833	134,852	31,898		(380,728)		2,069,761
Operating income (loss)	155,949	(6,053)	7,590	(24,159	)(1)	(1,422	)(2)	131,905
Income (loss) before income taxes	142,594	(12,634)	6,099	(31,028)		(1,422)		103,609
Depreciation and amortization	28,869	25,870	2,401	1,352		(51)		58,441
Capital expenditures	16,332	16,384	536	282		—		33,534

As of June 30, 2014
Assets	2,732,388	2,551,899	297,149	624,518	(3)	(220,752	)(4)	5,985,202
Liabilities	578,124	640,459	20,879	1,996,306	(5)	(209,776	)(6)	3,025,992

Footnotes related to the three months ended June 30, 2014 segment results (in millions):

(1)	Corporate SG&A	$(11.0)
	Company-wide equity-based compensation	(4.7)
	Profit sharing	(8.9)
	Other, net	0.4
		$(24.2)

(2)	Gross profit decrease from intra-company sales	$(1.4)

(3)	Cash and equivalents	$299.9
	Accounts receivable	14.4
	Inventories	12.4
	Deferred income taxes	17.7
	Property, plant and equipment, net	70.9
	Debt issuance costs	22.9
	Intra-company debt	158.1
	Other	28.2
		$624.5

(4)	Elimination of intra-company receivables	$(52.0)
	Elimination of intra-company debt	(158.1)
	Other	(10.7)
		$(220.8)

(5)	Accounts payable	$46.0
	Income taxes payable	19.4
	Accrued interest	30.5
	Accrued profit sharing	13.6
	Debt	1,737.0
	Deferred income taxes	120.5
	Other	29.3
		$1,996.3

(6)	Elimination of intra-company payables	$(52.4)
	Elimination of intra-company debt	(158.1)
	Other	0.7
		$(209.8)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Segment Information (Continued)

For the three months ended		Metals Recycling /	Steel Fabrication
June 30, 2013	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,038,868	$538,599	$103,595	$20,828		$—		$1,701,890
External Non-U.S.	52,148	46,893	—	409		—		99,450
Other segments	52,897	275,666	564	6,885		(336,012)		—
	1,143,913	861,158	104,159	28,122		(336,012)		1,801,340
Operating income (loss)	85,545	(7,251)	2,330	(14,434	)(1)	3,008	(2)	69,198
Income (loss) before income taxes	71,732	(14,439)	800	(22,122)		3,008		38,979
Depreciation and amortization	26,496	26,704	2,179	1,498		(51)		56,826
Capital expenditures	34,533	13,545	822	336		—		49,236

As of June 30, 2013
Assets	2,582,168	2,490,215	261,556	604,195	(3)	(202,224	)(4)	5,735,910
Liabilities	512,634	522,306	16,136	2,362,721	(5)	(193,358	)(6)	3,220,439

Footnotes related to the three months ended June 30, 2013 segment results (in millions):

(1)	Corporate SG&A	$(9.1)
	Company-wide equity-based compensation	(2.0)
	Profit sharing	(3.2)
	Other, net	(0.1)
	Total	$(14.4)

(2)	Gross profit increase from intra-company sales	$3.0

(3)	Cash and equivalents	$218.2
	Accounts receivable	13.6
	Inventories	15.5
	Deferred income taxes	23.6
	Property, plant and equipment, net	73.7
	Debt issuance costs, net	29.3
	Intra-company debt	154.2
	Other	76.1
	Total	$604.2

(4)	Elimination of intra-company receivables	$(40.2)
	Elimination of intra-company debt	(154.2)
	Other	(7.8)
	Total	$(202.2)

(5)	Accounts payable	$43.5
	Income taxes payable	2.9
	Accrued interest	32.3
	Accrued profit sharing	9.2
	Debt	2,045.3
	Deferred income taxes	205.1
	Other	24.4
	Total	$2,362.7

(6)	Elimination of intra-company payables	$(40.5)
	Elimination of intra-company debt	(154.2)
	Other	1.3
	Total	$(193.4)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (Continued)

For the six months ended		Metals Recycling /	Steel Fabrication
June 30, 2014	Steel Operations	Ferrous Resources	Operations	Other		Eliminations	Consolidated

Net Sales
External	$2,275,326	$1,105,342	$250,713	$44,802		$—	$3,676,183
External Non-U.S.	107,376	115,648	—	636		—	223,660
Other segments	113,534	647,545	—	13,982		(775,061)	—
	2,496,236	1,868,535	250,713	59,420		(775,061)	3,899,843
Operating income (loss)	261,592	(21,572)	10,716	(40,704	)(1)	2,805 (2)	212,837
Income (loss) before income taxes	234,592	(35,330)	7,751	(55,215)		2,805	154,603
Depreciation and amortization	56,246	52,491	4,623	2,751		(102)	116,009
Capital expenditures	34,938	22,163	847	427		—	58,375

Footnotes related to the six months ended June 30, 2014 segment results (in millions):

(1)	Corporate SG&A	$(19.3)
	Company-wide equity-based compensation	(9.3)
	Profit sharing	(13.6)
	Other, net	1.5
	Total	$(40.7)

(2)	Gross profit increase from intra-company sales	$2.8

For the six months ended		Metals Recycling /	Steel Fabrication
June 30, 2013	Steel Operations	Ferrous Resources	Operations	Other		Eliminations	Consolidated

Net Sales
External	$2,050,063	$1,096,210	$197,392	$40,199		$—	$3,383,864
External Non-U.S.	102,265	110,410	—	497		—	213,172
Other segments	113,945	552,030	1,142	12,280		(679,397)	—
	2,266,273	1,758,650	198,534	52,976		(679,397)	3,597,036
Operating income (loss)	204,846	(17,075)	3,860	(30,873	)(1)	4,672 (2)	165,430
Income (loss) before income taxes	176,739	(32,293)	724	(48,214)		4,672	101,628
Depreciation and amortization	52,883	53,840	4,236	3,030		(102)	113,887
Capital expenditures	59,259	32,614	1,703	1,006		—	94,582

Footnotes related to the six months ended June 30, 2013 segment results (in millions):

(1)	Corporate SG&A	$(17.1)
	Company-wide equity-based compensation	(5.2)
	Profit sharing	(9.1)
	Other, net	0.5
	Total	$(30.9)

(2)	Gross profit increase from intra-company sales	$4.7

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior notes due 2019, 2020, 2022 and 2023. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of June 30, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$297,225	$50,461	$9,804	$—	$357,490
Accounts receivable, net	367,627	1,077,153	49,880	(583,864)	910,796
Inventories	684,841	543,977	97,561	(5,508)	1,320,871
Other current assets	47,442	7,719	4,310	(18,442)	41,029
Total current assets	1,397,135	1,679,310	161,555	(607,814)	2,630,186
Property, plant and equipment, net	1,033,622	584,587	561,115	(2,317)	2,177,007
Intangible assets, net	—	372,819	—	—	372,819
Goodwill	—	728,751	—	—	728,751
Other assets, including investments in subs	2,615,185	21,781	7,109	(2,567,636)	76,439
Total assets	$5,045,942	$3,387,248	$729,779	$(3,177,767)	$5,985,202

Accounts payable	$168,091	$284,773	$94,049	$(106,222)	$440,691
Accrued expenses	142,351	117,303	10,089	(58,972)	210,771
Current maturities of long-term debt	34,925	300	66,474	(39,938)	61,761
Total current liabilities	345,367	402,376	170,612	(205,132)	713,223
Long-term debt	1,704,528	—	184,554	(146,954)	1,742,128
Other liabilities	98,150	2,022,395	35,504	(1,585,408)	570,641

Redeemable noncontrolling interests	—	—	124,180	—	124,180

Common stock	647	33,896	18,121	(52,017)	647
Treasury stock	(398,818)	—	—	—	(398,818)
Additional paid-in-capital	1,058,921	117,737	585,348	(703,085)	1,058,921
Retained earnings (deficit)	2,237,147	810,844	(325,673)	(485,171)	2,237,147
Total Steel Dynamics, Inc. equity	2,897,897	962,477	277,796	(1,240,273)	2,897,897
Noncontrolling interests	—	—	(62,867)	—	(62,867)
Total equity	2,897,897	962,477	214,929	(1,240,273)	2,835,030
Total liabilities and equity	$5,045,942	$3,387,248	$729,779	$(3,177,767)	$5,985,202

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$320,866	$61,148	$13,142	$—	$395,156
Accounts receivable, net	309,691	874,707	32,018	(495,816)	720,600
Inventories	673,763	557,640	91,199	(7,855)	1,314,747
Other current assets	50,228	8,399	3,259	(18,755)	43,131
Total current assets	1,354,548	1,501,894	139,618	(522,426)	2,473,634
Property, plant and equipment, net	1,046,093	619,617	562,843	(2,419)	2,226,134
Intangible assets, net	—	386,159	—	—	386,159
Goodwill	—	731,996	—	—	731,996
Other assets, including investments in subs	2,630,411	21,789	8,092	(2,545,209)	115,083
Total assets	$5,031,052	$3,261,455	$710,553	$(3,070,054)	$5,933,006

Accounts payable	$160,255	$258,406	$60,987	$(64,716)	$414,932
Accrued expenses	142,055	115,182	10,694	(49,229)	218,702
Current maturities of long-term debt	315,521	300	52,163	(26,440)	341,544
Total current liabilities	617,831	373,888	123,844	(140,385)	975,178
Long-term debt	1,725,433	—	204,385	(163,773)	1,766,045
Other liabilities	140,465	1,986,260	34,895	(1,582,206)	579,414

Redeemable noncontrolling interest	—	—	116,514	—	116,514

Common stock	645	33,896	18,121	(52,017)	645
Treasury stock	(718,529)	—	—	—	(718,529)
Additional paid-in-capital	1,085,694	117,737	552,946	(670,683)	1,085,694
Retained earnings (deficit)	2,179,513	749,674	(288,684)	(460,990)	2,179,513
Total Steel Dynamics, Inc. equity	2,547,323	901,307	282,383	(1,183,690)	2,547,323
Noncontrolling interests	—	—	(51,468)	—	(51,468)
Total equity	2,547,323	901,307	230,915	(1,183,690)	2,495,855
Total liabilities and equity	$5,031,052	$3,261,455	$710,553	$(3,070,054)	$5,933,006

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
June 30, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,007,569	$2,313,459	$121,239	$(1,372,506)	$2,069,761
Costs of goods sold	860,024	2,183,181	141,362	(1,337,577)	1,846,990
Gross profit (loss)	147,545	130,278	(20,123)	(34,929)	222,771
Selling, general and administrative	35,419	56,411	3,406	(4,370)	90,866
Operating income (loss)	112,126	73,867	(23,529)	(30,559)	131,905
Interest expense, net of capitalized interest	19,031	10,294	1,986	(1,261)	30,050
Other (income) expense, net	(1,556)	(46)	(1,412)	1,260	(1,754)
Income (loss) before income taxes and equity in net income of subsidiaries	94,651	63,619	(24,103)	(30,558)	103,609
Income taxes (benefit)	23,950	23,076	814	(10,572)	37,268
	70,701	40,543	(24,917)	(19,986)	66,341
Equity in net loss of subsidiaries	1,602	—	—	(1,602)	—
Net loss attributable to noncontrolling interests	—	—	5,962	—	5,962
Net income (loss) attributable to Steel Dynamics, Inc.	$72,303	$40,543	$(18,955)	$(21,588)	$72,303

For the three months ended,			Combined	Consolidating	Total
June 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$836,805	$1,998,513	$88,039	$(1,122,017)	$1,801,340
Costs of goods sold	753,761	1,900,497	107,814	(1,108,424)	1,653,648
Gross profit (loss)	83,044	98,016	(19,775)	(13,593)	147,692
Selling, general and administrative	24,916	54,764	2,673	(3,859)	78,494
Operating income (loss)	58,128	43,252	(22,448)	(9,734)	69,198
Interest expense, net of capitalized interest	20,148	10,751	1,789	(1,223)	31,465
Other (income) expense, net	(1,533)	214	(1,149)	1,222	(1,246)
Income (loss) before income taxes and equity in net loss of subsidiaries	39,513	32,287	(23,088)	(9,733)	38,979
Income taxes (benefit)	5,621	12,214	1,382	(3,511)	15,706
	33,892	20,073	(24,470)	(6,222)	23,273
Equity in net loss of subsidiaries	(4,934)	—	—	4,934	—
Net loss attributable to noncontrolling interests	—	—	5,685	—	5,685
Net income (loss) attributable to Steel Dynamics, Inc.	$28,958	$20,073	$(18,785)	$(1,288)	$28,958

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

For the six months ended,			Combined	Consolidating	Total
June 30, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,871,132	$4,425,848	$227,088	$(2,624,225)	$3,899,843
Costs of goods sold	1,621,419	4,198,757	264,935	(2,571,343)	3,513,768
Gross profit (loss)	249,713	227,091	(37,847)	(52,882)	386,075
Selling, general and administrative	64,253	110,700	6,814	(8,529)	173,238
Operating income (loss)	185,460	116,391	(44,661)	(44,353)	212,837
Interest expense, net of capitalized interest	38,392	20,855	3,866	(2,494)	60,619
Other (income) expense, net	(2,532)	349	(2,696)	2,494	(2,385)
Income (loss) before income taxes and equity in net loss of subsidiaries	149,600	95,187	(45,831)	(44,353)	154,603
Income taxes (benefit)	33,875	34,018	1,510	(14,839)	54,564
	115,725	61,169	(47,341)	(29,514)	100,039
Equity in net loss of subsidiaries	(4,843)	—	—	4,843	—
Net loss attributable to noncontrolling interests	—	—	10,843	—	10,843
Net income (loss) attributable to Steel Dynamics, Inc.	$110,882	$61,169	$(36,498)	$(24,671)	$110,882

For the six months ended,			Combined	Consolidating	Total
June 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,664,006	$4,014,000	$154,409	$(2,235,379)	$3,597,036
Costs of goods sold	1,460,148	3,814,555	203,755	(2,205,378)	3,273,080
Gross profit (loss)	203,858	199,445	(49,346)	(30,001)	323,956
Selling, general and administrative	53,602	108,756	4,811	(8,643)	158,526
Operating income (loss)	150,256	90,689	(54,157)	(21,358)	165,430
Interest expense, net of capitalized interest	42,194	22,790	3,490	(2,380)	66,094
Other (income) expense, net	(2,353)	14	(2,332)	2,379	(2,292)
Income (loss) before income taxes and equity in net loss of subsidiaries	110,415	67,885	(55,315)	(21,357)	101,628
Income taxes (benefit)	17,015	25,133	2,081	(7,126)	37,103
	93,400	42,752	(57,396)	(14,231)	64,525
Equity in net loss of subsidiaries	(16,227)	—	—	16,227	—
Net loss attributable to noncontrolling interests	—	—	12,648	—	12,648
Net income (loss) attributable to Steel Dynamics, Inc.	$77,173	$42,752	$(44,748)	$1,996	$77,173

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the six months ended,			Combined	Consolidating	Total
June 30, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$94,219	$(19,938)	$(23,559)	$(1,955)	$48,767
Net cash used in investing activities	(34,747)	(10,007)	(13,076)	30,653	(27,177)
Net cash provided by (used in) financing activities	(83,113)	19,258	33,297	(28,698)	(59,256)
Decrease in cash and equivalents	(23,641)	(10,687)	(3,338)	—	(37,666)
Cash and equivalents at beginning of period	320,866	61,148	13,142	—	395,156
Cash and equivalents at end of period	$297,225	$50,461	$9,804	$—	$357,490

For the six months ended,			Combined	Consolidating	Total
June 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(6,011)	$98,049	$(39,730)	$10,117	$62,425
Net cash used in investing activities	(62,083)	(24,118)	(9,484)	35,900	(59,785)
Net cash provided by (used in) financing activities	(40,896)	(100,880)	52,989	(46,017)	(134,804)
Increase (decrease) in cash and equivalents	(108,990)	(26,949)	3,775	—	(132,164)
Cash and equivalents at beginning of period	322,707	41,675	11,535	—	375,917
Cash and equivalents at end of period	$213,717	$14,726	$15,310	$—	$243,753

Note 11.  Subsequent Event — Acquisition of Severstal Columbus, LLC

On July 18, 2014, the company entered into a definitive membership interest purchase agreement to acquire Severstal Columbus, LLC (Columbus) for a purchase price of $1.625 billion, on a cash-free, debt-free basis, subject to certain working capital adjustments. Located in northeast Mississippi, Columbus is one of the newest and most technologically advanced mini-mills in North America.  The transaction is planned to close prior to December 31, 2014, subject to customary closing conditions and regulatory approvals.  The purchase agreement contains customary representations, warranties, covenants, indemnification provisions and termination provisions. The company intends to fund the acquisition with available cash and debt, with the debt comprised of a combination of borrowings under its currently existing and undrawn $1.1 billion revolving credit facility and in new indebtedness.  To the extent it is needed, if at all, a consortium of banks has issued a commitment letter, subject to customary conditions, to provide the company with financing consisting of bridge loan facilities in the aggregate amount of $1.0 billion.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in the steel and metallic scrap markets, our revenues, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of uncertain economic conditions; (2) cyclical and changing industrial demand; (3) changes in conditions in any of the steel or scrap-consuming sectors of the economy which affect demand for our products, including the strength of the non-residential and residential construction, automotive, appliance, pipe and tube, and other steel-consuming industries; (4) fluctuations in the cost of key raw materials (including steel scrap, iron units, and energy costs) and our ability to pass-on any cost increases; (5) the impact of domestic and foreign import price competition; (6) unanticipated difficulties in integrating or starting up new or acquired businesses; (7) risks and uncertainties involving product and/or technology development; and (8) occurrences of unexpected plant outages or equipment failures.

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2013, in our quarterly reports on Form 10-Q or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the SEC website, www.sec.gov, and on the Steel Dynamics website, www.steeldynamics.com. Forward-looking or predictive statements we make are based upon information and assumptions, concerning our businesses and the environments in which they operate, which we consider reasonable as of the date on which these statements are made.  Due to the foregoing risks and uncertainties however, as well as, matters beyond our control which can affect forward-looking statements, you are cautioned not to place undue reliance on these predictive statements, which speak only as of the date of this report. We undertake no duty to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Acquisition of Severstal Columbus, LLC.

On July 18, 2014, we entered into a definitive membership interest purchase agreement to acquire Severstal Columbus, LLC for a purchase price of $1.625 billion, on a cash-free, debt-free basis, subject to certain working capital adjustments.  Located in northeast Mississippi, Columbus is one of the newest and most technologically advanced mini-mills in North America.  The transaction is planned to close prior to December 31, 2014, subject to customary closing conditions and regulatory approvals.  The purchase agreement contains customary representations, warranties, covenants, indemnification provisions and termination provisions. We intend to fund the acquisition with available cash and debt, with the debt comprised of a combination of borrowings under our currently existing and undrawn $1.1 billion revolving credit facility and in new indebtedness.  To the extent it is needed, if at all, a consortium of banks has issued a commitment letter, subject to customary conditions, to provide us with financing consisting of bridge loan facilities in the aggregate amount of $1.0 billion.

Results Overview

Net income was $72.3 million, or $0.31 per diluted share, for the second quarter of 2014, compared with net income of $29.0 million, or $0.13 per diluted share, for the second quarter of 2013, with comparative operating income increasing $62.7 million, or 91%, to $131.9 million. The improvement in second quarter 2014 operating results over those of the same period in 2013 was driven primarily by our steel operations segment, which reported increases in sales and operating income of 17% and 82%, respectively, on increased shipments, improved metal spread, and reduced conversion costs. By comparison, net income for the first quarter of 2014 was $38.6 million, or $0.17 per diluted share, with operating income of $80.9 million. The improved operating results for the second quarter of 2014 as compared to the first quarter 2014 were beyond those of a recovery from the first quarter 2014 weather-inhibited results; as selling volumes increased across all of our operating platforms, and production, product pricing, metal spread and conversion costs improved in steel and fabrication.

Net income was $110.9 million, or $0.48 per diluted share, during the first half of 2014, compared with net income of $77.2 million, or $0.34 per diluted share, during the first half of 2013, an increase of $33.7 million, or 44%. Our improved operating results in 2014 as compared to 2013 were driven primarily by increases in sales and operating income of 10% and 28%, respectively, within our steel operations, despite the negative impacts on shipping volumes and production costs experienced in the first quarter of 2014 due to the severe winter weather. In addition, operating income in our fabrication operations increased by 178%, to $10.7 million in the first half of 2014 as compared to the first half of 2013 as shipping volumes, selling prices, metal spread, and conversion costs all improved, in step with the significantly improving non-residential construction market and market share gains we have been able to realize.

Segment Operating Results 2014 vs. 2013 (dollars in thousands)

	Three Months Ended			First	Sequential	Six Months Ended
	June 30,			Quarter	Quarter	June 30,
	2014	% Change	2013	2014	% Change	2014	% Change	2013
Net sales:
Steel	$1,334,906	17%	$1,143,913	$1,161,330	15%	$2,496,236	10%	$2,266,273
Metals recycling and ferrous resources	948,833	10%	861,158	919,702	3%	1,868,535	6%	1,758,650
Steel fabrication	134,852	29%	104,159	115,861	16%	250,713	26%	198,534
Other	31,898	13%	28,122	27,522	16%	59,420	12%	52,976
	2,450,489		2,137,352	2,224,415		4,674,904		4,276,433
Intra-company	(380,728)		(336,012)	(394,333)		(775,061)		(679,397)
Consolidated	$2,069,761	15%	$1,801,340	$1,830,082	13%	$3,899,843	8%	$3,597,036

Operating income (loss):
Steel	$155,949	82%	$85,545	$105,643	48%	$261,592	28%	$204,846
Metals recycling and ferrous resources	(6,053)	17%	(7,251)	(15,519)	61%	(21,572)	(26)%	(17,075)
Steel fabrication	7,590	226%	2,330	3,126	143%	10,716	178%	3,860
Other	(24,159)	(67)%	(14,434)	(16,545)	(46)%	(40,704)	(32)%	(30,873)
	133,327		66,190	76,705		210,032		160,758
Intra-company	(1,422)		3,008	4,227		2,805		4,672
Consolidated	$131,905	91%	$69,198	$80,932	63%	$212,837	29%	$165,430

Steel Operations

Steel Operations.  Steel operations consist of our five electric arc furnace mini-mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture and industrial machinery markets. In the second quarter of 2014 and 2013, our steel operations accounted for 61% of our external net sales, and in the first half of 2014 and 2013, our steel operations accounted for 61% and 60%, respectively, of our external net sales.

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

Steel Operations Shipments (net tons):

	Three Months Ended			First		Six Months Ended
	June 30,			Quarter		June 30,
	2014	% Change	2013	2014	% Change	2014	% Change	2013
Shipments
Flat Roll Division	778,220	8%	720,582	641,520	21%	1,419,740	—%	1,424,872
The Techs	191,934	7%	179,217	153,237	25%	345,171	4%	330,354
Sheet products	970,154	8%	899,799	794,757	22%	1,764,911	1%	1,755,226

Structural and Rail Division	336,380	17%	286,974	292,316	15%	628,696	11%	567,871
Engineered Bar Products Division	152,768	23%	123,919	144,303	6%	297,071	25%	236,740
Roanoke Bar Division	143,583	7%	134,001	143,782	—%	287,365	5%	273,951
Steel of West Virginia	74,881	(4)%	77,975	75,574	(1)%	150,455	(5)%	158,682
Long products	707,612	14%	622,869	655,975	8%	1,363,587	10%	1,237,244

Total shipments	1,677,766	10%	1,522,668	1,450,732	16%	3,128,498	5%	2,992,470
Intra-segment shipments	(57,930)		(35,031)	(45,508)		(103,438)		(67,121)
Segment shipments	1,619,836	9%	1,487,637	1,405,224	15%	3,025,060	3%	2,925,349

External shipments	1,518,882	9%	1,396,380	1,338,573	13%	2,857,455	4%	2,740,812

Net sales for the steel segment increased 17% in the second quarter of 2014 when compared to the second quarter of 2013, based on a 9% increase in shipments combined with a 7%, or $55 per ton, increase in average selling prices. Our Flat Roll and Structural and Rail Divisions both achieved record shipments in the second quarter of 2014, after experiencing weather-inhibited shipping difficulties in the first quarter of 2014. Demand for our sheet products continues to strengthen in the automotive, manufacturing and energy markets; as does demand for our special bar quality long products steel; while structural steel demand has improved with the continued steady growth in the non-residential construction market. Net sales for the steel segment increased 10% in the first half of 2014, when compared to the first half of 2013, as a 3% increase in segment shipments combined with an increase of 7%, or $50 per ton, in average selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant manufacturing cost, representing 66% and 64% our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations increased $10 in the second quarter of 2014, compared with the second quarter of 2013; and increased $18 in the first half of 2014 compared with the first half of 2013, representing 65% of our steel operations’ manufacturing costs during each period, excluding the operations of The Techs.

As a result of increased shipments and metal spread expansion, operating income for the steel segment increased 82%, to $155.9 million in the second quarter of 2014, compared to the same period of 2013. Operating income for the steel segment increased 28%, to $261.6 million in the first half of 2014 compared to the same period of 2013 also due to increased shipments and metal spread expansion, despite the increased weather-related production costs experienced in the first quarter of 2014.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment primarily includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota iron operations. Our metals recycling and ferrous resources operations segment accounted for 31% and 33% of our external net sales in the second quarter of 2014 and 2013, respectively, and 31% and 34% of our external net sales in the first half of 2014 and 2013, respectively. Operating losses for the segment decreased $1.2 million in the second quarter of 2014, to $6.1 million, compared to the second quarter of 2013, due primarily to increased nonferrous volumes and metal spreads within our metals recycling operations. Operating losses for the segment increased $4.5 million in the first half of 2014, to $21.6 million, compared to the first half of 2013, as reduced losses in the Minnesota iron operations were more than offset by reductions in metals recycling operating income.

Metals Recycling and Ferrous Resources Shipments:

	Three Months Ended			First		Six Months Ended
	June 30,			Quarter		June 30,
	2014	% Change	2013	2014	% Change	2014	% Change	2013
Ferrous metal (gross tons)
Total	1,422,697	7%	1,334,390	1,364,533	4%	2,787,230	4%	2,677,319
Intra-segment	(103)		(1,237)	(300)		(403)		(3,206)
Segment shipments	1,422,594	7%	1,333,153	1,364,233	4%	2,786,827	4%	2,674,113

External shipments	769,046	(2)%	786,122	649,552	18%	1,418,598	(10)%	1,575,161

Nonferrous metals (thousands of pounds)
Total	288,233	13%	254,495	270,978	6%	559,211	5%	534,151
Intra-segment	(17,263)		(5,471)	(18,343)		(35,606)		(6,902)
Segment shipments	270,970	9%	249,024	252,635	7%	523,605	(1)%	527,249

External shipments	270,271	9%	247,758	251,588	7%	521,859	—%	523,885

Mesabi Nugget shipments (metric tons) – intra-company	32,542	(27)%	44,454	37,488	(13)%	70,030	(33)%	104,139

Iron Dynamics (metric tons) –intra-company	64,756	(2)%	66,285	57,122	13%	121,878	(7)%	130,970

Metals Recycling.  Our metals recycling operations (OmniSource) represent our metals sourcing and processing operations and are the primary source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 88% and 90% of this segment’s net sales during the second quarter of 2014 and 2013, respectively. Metals recycling operations net sales were $891.6 million and $794.8 million, and operating income was $13.9 million and $10.3 million, during the second quarter 2014 and 2013, respectively. During the first half of 2014, metals recycling operations sales were $1.8 billion and operating income was $18.9 million, compared with sales of $1.6 billion and operating income of $29.8 million during the same period of 2013.

Net sales for metals recycling increased 12% overall in the second quarter of 2014, when compared to the second quarter of 2013, as sales prices of ferrous metals increased 7% on 7% higher volumes, while nonferrous metals sales volumes increased 13%, as average selling prices decreased 8%. Ferrous and nonferrous volume increases are largely attributable to improved industrial and manufacturing markets that are creating increases not only in scrap inflow, but also in our customers’ need for and use of our scrap.  In conjunction with increased net sales, operating income for the second quarter of 2014 increased 34% when compared to the second quarter of 2013, due primarily to a 14% increase in nonferrous metal spreads, most notably in stainless which experienced increased usage of nickel by our customers in their manufacturing processes resulting in increased metal spread. Conversely, ferrous metal margins decreased 14% quarter over quarter in spite of improved ferrous scrap availability and volumes as ferrous metal procurement costs were elevated from excess competition.

Net sales in metals recycling increased 9% in the first half of 2014 as compared to the same period in 2013, as ferrous volumes increased 4% and ferrous selling prices increased 9%.  Ferrous metal margins decreased 10% in the first half of 2014 versus the same period in 2013, while nonferrous metal margins remained consistent with the same prior year period. Operating income for metals recycling decreased $10.9 million, or 37%, for the first half of 2014 when compared to the same period for 2013 as the decrease in ferrous metal spreads more than offset the impact of the increased ferrous volumes.

Ferrous Resources.  Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota iron operations, consisting of an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our potential future iron mining operations, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). The impact of losses from our Minnesota iron operations on second quarter 2014 net income was approximately $9.1 million, as compared to approximately $9.3 million during the second quarter of 2013. For the first half of 2014, losses from our Minnesota iron operations reduced our net income by approximately $18.0 million, compared with $23.2 million in the first half of 2013. The iron nugget production facility utilizes a pioneering production process, which has experienced operational, quality control and production cost challenges. We have continued to modify, re-engineer and further refine this production process and have changed or modified equipment configurations with resulting improvement in plant availability, production, and quality. Remaining operating trials were completed during the second quarter of 2014, and a four week outage was taken to make rotary hearth furnace upgrades at Mesabi Nugget. The trials resulted in encouraging results related to improvements in yield, quality, volume and raw material input costs. The proscribed cost structure needs to be confirmed on a consistent and ongoing basis over the coming months.

Steel Fabrication Operations

Our steel fabrication operations represent the company’s six New Millennium Building Systems’ plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 7% and 6% of our external net sales during the second quarter of 2014 and 2013, respectively; and 6% of our external net sales during both the first half of 2014 and 2013.

Net sales for the steel fabrication operations segment increased 29% in the second quarter of 2014 compared to the second quarter of 2013, as volumes increased 22% and selling prices increased 6%. Net sales for the segment increased $52.2 million, or 26%, in the first half of 2014 compared to the first half of 2013, as volumes increased 22% and selling prices increased 4%. Our steel fabrication operations continue to realize notable increases in order activity and sales volumes in excess of the improving demand in the non-residential construction industry, as we continue to leverage our national footprint to expand market share.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations generally representing more than two thirds of the total cost of manufacturing for our steel fabrication operations. The average cost of steel consumed increased in the second quarter of 2014, as compared to the same period in 2013, by $43 per ton, consistent with increases in the steel market. Likewise, during the first half of 2014 the average cost of steel consumed increased, as compared to the same period in 2013, by $37 per ton.

Operating income for the steel fabrication segment of $7.6 million in the second quarter of 2014 was more than double that of the same period in 2013, due to increased selling volumes and metal spread expansion, as well as, decreased conversion costs realized from manufacturing efficiencies achieved from higher production volumes. The segment had operating income of $10.7 million in the first half of 2014, compared to $3.9 million in the first half of 2013. The 178% increase in operating income is primarily due to 22% increases in sales volume, and decreased conversion costs.

Second Quarter Consolidated Results 2014 vs. 2013

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $90.9 million during the second quarter of 2014, as compared to $78.2 million during the second quarter of 2013, comparable in that they represented 4% of our total net sales during each period. The comparable increase of $12.7 million in total selling, general and administrative expenses was primarily the result of increased profit sharing and incentive compensation expense driven by the company's increase in pre-tax earnings.

Interest Expense, net of Capitalized Interest.  During the second quarter of 2014, gross interest expense decreased $1.3 million to $31.1 million, and capitalized interest increased $71,000 to $1.1 million, when compared to the same period in 2013. The interest capitalized during these periods relates to construction activities at our various operating segments.

Income Taxes.  During the second quarter of 2014, our income tax expense was $37.3 million with an effective tax rate of 36.0%, as compared to $15.7 million with an effective tax rate of 40.3% during the same period in 2013. The higher effective tax rate in the second quarter of 2013 is due primarily to the impact on the effective tax rate of higher proportional (to pretax income) noncontrolling interest losses in the second quarter of 2013 as compared to the same period in 2014.

First Six Months Consolidated Results 2014 vs. 2013

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $173.2 million during the first six months of 2014, as compared to $158.2 million during the first six months of 2013, comparable in that they represent 4% of our total net sales during both periods. The comparable increase of $15.0 million in total selling, general and administrative expenses was primarily the result of increased profit sharing and incentive compensation expense driven by the company's increase in pre-tax earnings.

Interest Expense, net of Capitalized Interest.  During the first six months of 2014, gross interest expense decreased $4.9 million to $63.0 million, and capitalized interest increased $609,000, to $2.4 million, when compared to the same period in 2013. The interest capitalized during these periods relates to construction activities at our various operating segments. The decrease in gross interest expense is due to refinancing activities during March/April of 2013 that reduced outstanding debt by $100.0 million and decreased the effective interest rate by 1.5% on $400.0 million of senior notes that were refinanced.

Income Taxes.  During the first six months of 2014, our income tax expense was $54.6 million with an effective tax rate of 35.3%, as compared to $37.1 million with an effective tax rate of 36.5% during the same period in 2013. The lower effective tax rate in the first six months of 2013 is due primarily to lower proportional (to pretax income) noncontrolling interest losses in the first six months of 2014, as compared to the same period in 2013.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements primarily with cash provided by operations, long-term borrowings and issuances of common stock. Our liquidity at June 30, 2014 is as follows (in thousands):

Cash and equivalents	$357,490
Revolver availability	1,086,008
Total liquidity	$1,443,498

On July 18, 2014, the company entered into a definitive membership interest purchase agreement to acquire Severstal Columbus, LLC for a purchase price of $1.625 billion, on a cash-free, debt-free basis. The company intends to fund the acquisition with available cash and debt, with the debt comprised of a combination of borrowings under its currently existing and undrawn $1.1 billion revolving credit facility and in new indebtedness.  To the extent it is needed, if at all, a consortium of banks has issued a commitment letter, subject to customary conditions, to provide the company with financing consisting of bridge loan facilities in the aggregate amount of $1.0 billion.

Working Capital. Our operating activities provided cash flows of $48.8 million during the first half of 2014, as net income and non-cash items outpaced the increase in accounts receivable during the period.  Our operational working capital, representing amounts invested in trade receivables and inventories less current liabilities other than income taxes payable and debt, increased $193.9 million during the first six months of 2014, with accounts receivable increasing $188.6 million. This increase in accounts receivable is consistent with increased sales during the period, while high credit quality has been maintained, as days sales outstanding has remained consistently at approximately 36 days. Inventories at June 30, 2014 remained relatively similar with those at December 31, 2013, despite the increased levels of production and sales in the second quarter of 2014 as compared to fourth quarter 2013, as average inventory turns were increased to almost six times per year at June 30, 2014 from less than five times per year at December 31, 2013.

Capital Investments.  During the first half of 2014, we invested $58.4 million in property, plant and equipment, as compared to $94.6 million during the same period in 2013. Capital investments in the first six months of 2014 are below those of the same period in 2013 as growth or expansion projects initiated in early 2013 at two of our steel mills were substantially completed in the first half of 2014. We currently estimate total capital expenditures for existing operations to be in the range of $130 million to $150 million for the full year 2014.

Capital Resources and Long-term Debt.  During the first half of 2014, our total outstanding debt decreased $303.7 million to $1.8 billion, due primarily to the conversion of $271.8 million of our convertible senior notes and cash payment of the remaining $15.7 million in outstanding principal when due in June 2014. As a result, our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) decreased to 37.9% at June 30, 2014, from 44.7% at December 31, 2013.

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

The outstanding balance on the Revolver must be the lesser of $1.1 billion less other applicable commitments such as letters of credit and other secured debt, as defined within the Facility or the sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments. At June 30, 2014, we had $1.1 billion of availability on the Revolver, excluding the $14.0 million of outstanding letters of credit and other obligations.

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

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the leverage ratio exceeds 3.50:1:00 at any time, our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At June 30, 2014, our interest coverage ratio and net debt leverage ratio were 5.88:1.00 and 2.06:1.00, respectively. We were therefore in compliance with these covenants at June 30, 2014, and we anticipate we will continue to be in compliance during the remainder of the year.

Cash Dividends.  As a reflection of confidence in our current and future strength regarding our cash flow generation ability and financial position, we increased our quarterly cash dividend by 5% to $0.115 per share in 2014 (from $0.110 per share during 2013), resulting in declared cash dividends of $53.2 million during the first half of 2014. We paid cash dividends of $50.2 million and $46.2 million during the first half of 2014 and 2013, respectively. Our board of directors, along with management, approves the payment of dividends on a quarterly basis. During the remainder of 2014, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the periods ended June 30, 2014 or 2013.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for certain commodities such as electricity, natural gas and its transportation services, air products, fuel, and zinc. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 37 months for physical commodity requirements, for up to 7 years for commodity transportation requirements, and for up to 14 years for air products. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2014. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At June 30, 2014, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or supplier. At June 30, 2014, we had a cumulative unrealized gain associated with these financial contracts of $274,000, substantially all of which have a settlement date within the next twelve months. We believe the customer and supplier contracts associated with the financial contracts will be fully consummated.

ITEM 4.                   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

We are also involved, along with other steel manufacturing companies, in a class action antitrust complaint filed in federal court in Chicago, Illinois in March 2008, which alleges a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States starting in 2005, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products.  The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  In addition, in December 2010, we and the other co-defendants were served with a substantially similar complaint purporting to be on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaint.  All Complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  Following a period of discovery relating to class certification matters, plaintiffs’ motion for class certification filed in 2012, and briefing by both sides, the court, on March 5 — 7 and April 11, 2014, held a class certification hearing. At the conclusion of the hearing, the court took the class certification issue under advisement. It’s unclear when the court will issue its ruling.

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

August 8, 2014

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)