Form 10-Q
period 2014-09-30
STEEL DYNAMICS INC
filed 2014-11-10
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, Registrant had 240,415,834 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and equivalents	$159,591	$395,156
Accounts receivable, net	1,013,503	664,208
Accounts receivable-related parties	45,165	56,392
Inventories	1,664,212	1,314,747
Deferred income taxes	18,402	17,964
Other current assets	29,263	25,167
Total current assets	2,930,136	2,473,634

Property, plant and equipment, net	3,420,654	2,226,134

Restricted cash	18,257	23,827
Intangible assets, net	406,318	386,159
Goodwill	727,128	731,996
Other assets	75,790	91,256
Total assets	$7,578,283	$5,933,006

Liabilities and Equity
Current liabilities
Accounts payable	$621,579	$404,605
Accounts payable-related parties	18,542	10,327
Income taxes payable	26,949	4,023
Accrued payroll and benefits	107,484	93,432
Accrued interest	21,277	31,363
Accrued expenses	113,851	89,884
Current maturities of long-term debt	131,858	341,544
Total current liabilities	1,041,540	975,178

Long-term debt
Senior term loan	189,062	220,000
Senior notes	2,700,000	1,500,000
Other long-term debt	40,932	46,045
Total long-term debt	2,929,994	1,766,045

Deferred income taxes	543,838	556,038
Other liabilities	24,922	23,376

Commitments and contingencies

Redeemable noncontrolling interests	126,340	116,514

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 260,332,348 and 258,840,350 shares issued; and 240,365,196 and 222,867,408 shares outstanding, as of September 30, 2014 and December 31, 2013, respectively	649	645
Treasury stock, at cost; 19,967,152 and 35,972,942 shares, as of September 30, 2014 and December 31, 2013, respectively	(398,818)	(718,529)
Additional paid-in capital	1,075,593	1,085,694
Retained earnings	2,300,660	2,179,513
Total Steel Dynamics, Inc. equity	2,978,084	2,547,323
Noncontrolling interests	(66,435)	(51,468)
Total equity	2,911,649	2,495,855
Total liabilities and equity	$7,578,283	$5,933,006

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales
Unrelated parties	$2,276,747	$1,838,464	$6,030,408	$5,302,285
Related parties	62,269	73,274	208,451	206,489
Total net sales	2,339,016	1,911,738	6,238,859	5,508,774

Costs of goods sold	2,050,504	1,714,546	5,564,272	4,987,626
Gross profit	288,512	197,192	674,587	521,148

Selling, general and administrative expenses	80,240	67,553	223,745	198,171
Profit sharing	12,865	8,469	28,729	19,891
Amortization of intangible assets	6,764	7,897	20,633	24,075
Impairment charges	—	—	—	308
Total selling, general and administrative expenses	99,869	83,919	273,107	242,445

Operating income	188,643	113,273	401,480	278,703

Interest expense, net of capitalized interest	31,904	30,970	92,523	97,064
Other expense (income), net	22,072	(1,852)	19,687	(4,144)
Income before income taxes	134,667	84,155	289,270	185,783

Income taxes	47,010	33,065	101,574	70,168

Net income	87,657	51,090	187,696	115,615

Net loss attributable to noncontrolling interests	3,516	6,396	14,359	19,044

Net income attributable to Steel Dynamics, Inc.	$91,173	$57,486	$202,055	$134,659

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$0.38	$0.26	$0.88	$0.61

Weighted average common shares outstanding	240,087	220,926	229,772	220,464

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$0.38	$0.25	$0.85	$0.59

Weighted average common shares and share equivalents outstanding	242,244	239,001	241,895	238,497

Dividends declared per share	$0.115	$0.110	$0.345	$0.330

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating activities:
Net income	$87,657	$51,090	$187,696	$115,615

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,957	58,202	181,966	172,089
Equity-based compensation	5,104	2,515	15,572	9,612
Impairment charges	—	—	—	308
Deferred income taxes	(3,417)	9,861	(7,788)	31,608
(Gain) loss on disposal of property, plant and equipment	(662)	1,739	5,435	944
Changes in certain assets and liabilities:
Accounts receivable	30,955	254	(157,691)	(130,510)
Inventories	27,212	(23,648)	21,088	10,360
Other assets	(4,928)	(1,727)	2,776	8,414
Accounts payable	9,690	59,801	28,116	52,419
Income taxes receivable/payable	8,062	16,354	22,491	(9,972)
Accrued expenses and liabilities	23,594	8,825	(1,670)	(15,196)
Net cash provided by operating activities	249,224	183,266	297,991	245,691

Investing activities:
Purchases of property, plant and equipment	(24,531)	(52,162)	(82,906)	(146,744)
Acquisition of business, net of cash acquired	(1,647,463)	—	(1,647,463)	—
Proceeds from maturity of short-term commercial paper	—	—	—	31,520
Other investing activities	2,959	844	34,157	4,121
Net cash used in investing activities	(1,669,035)	(51,318)	(1,696,212)	(111,103)

Financing activities:
Issuance of current and long-term debt	1,394,497	9,526	1,501,895	418,819
Repayment of current and long-term debt	(138,533)	(4,097)	(271,191)	(512,100)
Debt issuance costs	(18,020)	—	(18,020)	(6,192)
Exercise of stock options proceeds, including related tax impact	11,576	7,925	22,997	18,516
Contributions from noncontrolling investors, net	(52)	5,275	4,712	10,972
Dividends paid	(27,556)	(24,274)	(77,737)	(70,464)
Net cash provided by (used in) financing activities	1,221,912	(5,645)	1,162,656	(140,449)

Increase (decrease) in cash and equivalents	(197,899)	126,303	(235,565)	(5,861)
Cash and equivalents at beginning of period	357,490	243,753	395,156	375,917

Cash and equivalents at end of period	$159,591	$370,056	$159,591	$370,056

Supplemental disclosure information:
Cash paid for interest	$40,022	$40,075	$100,523	$107,390
Cash paid for federal and state income taxes, net	$41,267	$3,022	$86,418	$41,547

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

Steel Operations.  Steel operations include the company’s —Butler Flat Roll Division, Columbus Flat Roll Division (acquired September 16, 2014), The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division and Steel of West Virginia. These operations consist of mini-mills, producing steel from steel scrap, using electric arc furnaces, continuous casting, automated rolling mills, and downstream finishing facilities. Steel operations accounted for 62% and 61% of the company’s external net sales during the three-month periods ended September 30, 2014 and 2013, respectively, and 61% and 60% of the company’s external net sales during the nine-month periods ended September 30, 2014 and 2013, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations primarily include OmniSource Corporation, the company’s metals recycling, steel scrap procurement, and processing locations, and our two ironmaking initiatives: Iron Dynamics, a liquid pig iron production facility; and our Minnesota iron operations, an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. Metals recycling and ferrous resources operations accounted for 29% and 32% of the company’s external net sales during the three-month periods ended September 30, 2014 and 2013, respectively, and 30% and 33% of the company’s external net sales during the nine-month periods ended September 30, 2014 and 2013, respectively.

Steel Fabrication Operations.  Steel fabrication operations include the company’s six New Millennium Building Systems joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 8% and 6% of the company’s external net sales during the three-month periods ended September 30, 2014 and 2013, respectively, and 7% and 6% of the company’s external net sales during the nine-month periods ended September 30, 2014 and 2013, respectively.

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

Goodwill.  The company’s goodwill is allocated to the following reporting units at September 30, 2014, and December 31, 2013, (in thousands):

	September 30,	December 31,
	2014	2013
OmniSource — Metals Recycling/Ferrous Resources Segment	$553,379	$558,247
The Techs — Steel Segment	142,783	142,783
Roanoke Bar Division — Steel Segment	29,041	29,041
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$727,128	$731,996

OmniSource goodwill decreased $4.9 million from December 31, 2013 to September 30, 2014, in recognition of the 2014 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Additional goodwill, if any, allocated to Columbus may be determined after the accounting for the Columbus acquisition is completed (see Note 2).

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern), effective for annual and interim periods ending after December 15, 2016. ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. There are required disclosures if substantial doubt is identified including documentation of principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans), management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern. This ASU is not expected to have any impact on our overall results of operations, financial position or cash flows.

Note 2.  Acquisition

On September 16, 2014, the company completed its acquisition of 100% of Severstal Columbus, LLC (Columbus), on a debt-free basis, for a purchase price of $1.625 billion, with additional working capital adjustments of $35.3 million. The Columbus acquisition was funded through the issuance of $1.2 billion in Senior Notes (See Note 5), borrowings under the company’s senior secured credit facility, and available cash. The company purchased Columbus to significantly expand and diversify its steel operating base with the addition of 3.4 million tons of hot roll steel production capacity diversified with respect to width, gauge, and strength when compared to the capabilities of our Butler Flat Roll Division. Located in northeast Mississippi, Columbus is one of the newest and most technologically advanced sheet steel mini-mills in North America, with access to the high-growth oil country tubular goods (OCTG) and automotive markets. Additionally, Columbus is advantageously located to serve the growing markets in the southern U.S. and Mexico, providing the company with geographic diversification and growth opportunities.  Columbus’ operating results have been reflected in the company’s financial statements since September 16, 2014, the effective date of the acquisition, in the steel operations reporting segment. Columbus reported revenues of $126.5 million and $13.5 million pretax income during the September 16 to September 30, 2014 period, before giving effect to $14.5 million of purchase accounting related cost of goods sold expenses associated with the estimated step-up in inventory and fixed assets. In conjunction with the acquisition, the company recognized $25.0 million of acquisition and related costs that are included in other expenses in the consolidated income statements for the three- and nine-month periods ended September 30, 2014.

The aggregate purchase price was preliminarily allocated to the opening balance sheet of Columbus as of the September 16, 2014 acquisition date.  The following initial allocation of the purchase price (in thousands) is preliminary. The accounting for the acquisition has not yet been completed because we have not finalized the valuations of the acquired assets, assumed liabilities and identifiable intangible assets, including goodwill, if any.

Current assets, net of cash acquired	$551,255
Property, plant & equipment	1,298,065
Intangible assets	40,000
Other assets	3,682
Total assets acquired	1,893,002

Liabilities assumed	232,735

Net assets acquired	$1,660,267

We provisionally assigned $40.0 million of intangible assets to customer relationships with an assigned ten-year life. The company plans to utilize an accelerated amortization methodology to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed. However, the expected life and specific amortization method is subject to finalization of the company’s valuation process.

Unaudited Pro Forma Results

Columbus’ operating results have been reflected in the company’s financial statements since the effective date of the acquisition, September 16, 2014.  The following unaudited pro forma information is presented below as if the Columbus acquisition was completed as of January 1, 2013, (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales	$2,853,272	$2,408,316	$7,838,681	$6,855,029
Net Income attributable to Steel Dynamics, Inc.	$137,516	$57,948	$299,681	$84,118

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Acquisition (continued)

The information presented is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the company.  The 2014 and 2013 pro forma results reflect Columbus operations for the three- and nine-month periods ended September 30, 2014 and 2013.   As the unaudited pro forma information is presented as if the merger had occurred on January 1, 2013, the gross margin reduction related to the estimated step-up in inventory of $17.7 million and acquisition and related costs of $25.0 million is reflected in the first quarter of 2013. Therefore, the effect of these items is included in the nine-month period ended September 30, 2013 unaudited pro forma results presented above, but not in the nine-month period ended September 30, 2014, or either of the three-month periods.

Note 3.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units, deferred stock units, and dilutive shares related to the company’s 5.125% Convertible Senior Notes, which matured on June 15, 2014 and were dilutive through then; and are excluded from the computation in periods in which they have an anti-dilutive effect. No options to purchase shares were anti-dilutive at September 30, 2014, while options to purchase 2.4 million shares were anti-dilutive at September 30, 2013.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for net income attributable to Steel Dynamics, Inc. (in thousands, except per share data):

	Three Months Ended September 30,
	2014			2013
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$91,173	240,087	$0.38	$57,486	220,926	$0.26
Dilutive common share equivalents	—	2,157		—	1,366
5.125% Convertible Senior Notes, net of tax	—	—		2,358	16,709
Diluted earnings per share	$91,173	242,244	$0.38	$59,844	239,001	$0.25

	Nine Months Ended September 30,
	2014			2013
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$202,055	229,772	$0.88	$134,659	220,464	$0.61
Dilutive common share equivalents	—	1,852		—	1,363
5.125% Convertible Senior Notes, net of tax	4,327	10,271		7,074	16,670
Diluted earnings per share	$206,382	241,895	$0.85	$141,733	238,497	$0.59

Note 4.  Inventories

Inventories are stated at lower of cost or market.  Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out basis for all other inventory.  Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$766,209	$660,384
Supplies	365,504	293,533
Work in progress	148,712	84,710
Finished goods	383,787	276,120
Total inventories	$1,664,212	$1,314,747

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Debt

On September 9, 2014, the company issued $700.0 million of 5.125% Senior Notes due 2021 (2021 Senior Notes) and $500.0 million of 5.500% Senior Notes due 2024 (2024 Senior Notes), combined the Senior Notes. The proceeds from the issuance of the Senior Notes, along with cash on hand and borrowings under the company’s senior secured credit facility were used to fund the September 16, 2014 acquisition of Columbus.  Interest on the Senior Notes is due semiannually on October 1 and April 1, with the first payment due on April 1, 2015. The Senior Notes are unsecured and rank pari passu with all existing and future senior unsubordinated unsecured indebtedness and senior in right of payment to all subordinated indebtedness.

•                  The 2021 Senior Notes are redeemable at any time on and after October 1, 2017. The redemption price (expressed as a percentage of principal amount) is 102.563% during the period October 1, 2017 to September 30, 2018; 101.281% during the period October 1, 2018 to September 30, 2019; and 100% on and after October 1, 2019; each plus accrued interest to, but excluding, the redemption date. In addition, at any time prior to October 1, 2017, the company may redeem up to 35% of the principal amount of the 2021 Senior Notes at the redemption price of 105.125% of its principal amount plus accrued interest to, but excluding, the redemption date, with the net cash proceeds from one or more sales of the company’s common stock. At any time prior to October 1, 2017, the company may redeem some or all of the 2021 Senior Notes by paying a “make-whole” premium plus accrued interest to, but excluding, the redemption date.

•                  The 2024 Senior Notes are redeemable at any time on and after October 1, 2019. The redemption price (expressed as a percentage of principal amount) is 102.750% during the period October 1, 2019 to September 30, 2020; 101.833% during the period October 1, 2020 to September 30, 2021; 100.917% during the period October 1, 2021 to September 30, 2022; and 100% on and after October 1, 2022; each plus accrued interest to, but excluding, the redemption date. In addition, at any time prior to October 1, 2017, the company may redeem up to 35% of the principal amount of the 2024 Senior Notes at the redemption price of 105.500 of its principal amount plus accrued interest to, but excluding, the redemption date, with the net cash proceeds from one or more sales of the company’s common stock. At any time prior to October 1, 2019, the company may redeem some or all of the 2024 Senior Notes by paying a “make-whole” premium plus accrued interest to, but excluding, the redemption date.

Holders of $271.8 million principal amount of the company’s 5.125% Convertible Senior Notes due June 15, 2014 (the “Notes”) exercised their option to convert the Notes into shares of common stock by the close of business on June 12, 2014, the conversion election deadline. The conversion rate provided under the terms of the Notes was 58.4731 shares of common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $17.10 per share of common stock, resulting in the company issuing a total of 15,893,457 shares of common stock from treasury shares upon conversion of the Notes. The remaining $15.7 million of the outstanding Notes was paid in cash on June 16, 2014.

Note 6.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
	Common	Additional Paid-In	Retained	Treasury	Noncontrolling	Total	Redeemable Noncontrolling
	Stock	Capital	Earnings	Stock	Interests	Equity	Interests
Balances at January 1, 2014	$645	$1,085,694	$2,179,513	$(718,529)	$(51,468)	$2,495,855	$116,514
Proceeds from the exercise of stock options, including related tax effect	4	23,075	—	—	—	23,079	—
Dividends declared	—	—	(80,863)	—	—	(80,863)	—
Conversion of 5.125% Convertible Senior Notes	—	(45,650)	—	317,451	—	271,801	—
Equity-based compensation and issuance of restricted stock	—	12,474	(45)	2,260	—	14,689	—
Contributions from noncontrolling investors	—	—	—	—	97	97	9,826
Distributions to noncontrolling investors	—	—	—	—	(705)	(705)	—
Net income (loss)	—	—	202,055	—	(14,359)	187,696	—
Balances at September 30, 2014	$649	$1,075,593	$2,300,660	$(398,818)	$(66,435)	$2,911,649	$126,340

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

Commodity Futures Contracts.  If the company is “long” on a futures contract, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity.  If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of September 30, 2014 (MT represents metric tons and Lbs represents pounds):

Commodity Futures	Long/Short	Total
Aluminum	Long	3,300	MT
Aluminum	Short	3,975	MT
Copper	Long	6,226	MT
Copper	Short	18,296	MT
Silver	Short	343	Lbs

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of September 30, 2014, and December 31, 2013, and gains and losses related to derivatives included in the company’s statement of income for the three- and nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivative instruments designated as fair value hedges -
Commodity futures	Other current assets	$3,373	$658	$528	$1,886

Derivative instruments not designated as hedges -
Commodity futures	Other current assets	$1,757	$352	$697	2,601

Total derivative instruments		$5,130	$1,010	$1,225	$4,487

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements, which totaled $7.0 million at September 30, 2014 and $3.6 million at December 31, 2013, are reflected in other current assets in the consolidated balance sheet.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Derivative Financial Instruments (continued)

	Location of gain (loss)	Amount of gain (loss) recognized in income on derivatives for the three months ended		Hedged items	Location of gain (loss)	Amount of gain (loss) recognized in income on related hedged items for the three months ended
	recognized in income on derivatives	September 30, 2014	September 30, 2013	in fair value hedge relationships	recognized in income on related hedged item	September 30, 2014	September 30, 2013
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$4,371	$381	Firm commitments	Costs of goods sold	$784	$(1,736)
				Inventory	Costs of goods sold	(4,163)	364
						$(3,379)	$(1,372)

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$2,672	$(2,836)

	Location of gain (loss)	Amount of gain recognized in income on derivatives for the nine months ended		Hedged items	Location of gain (loss)	Amount of gain (loss) recognized in income on related hedged items for the nine months ended
	recognized in income on derivatives	September 30, 2014	September 30, 2013	in fair value hedge relationships	recognized in income on related hedged item	September 30, 2014	September 30, 2013
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$3,356	$7,773	Firm commitments	Costs of goods sold	$1,115	$877
				Inventory	Costs of goods sold	(3,805)	(8,458)
						$(2,690)	$(7,581)

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$8,598	$3,793

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $229,000 and $312,000 during the three-month periods ended September 30, 2014 and 2013, respectively; and a gain of $227,000 and loss of $199,000 during the nine-month periods ended September 30, 2014 and 2013, respectively. A gain excluded from hedge effectiveness testing of $1.2 million reduced costs of goods sold and a loss of $678,000 increased costs of goods sold during the three-month periods ended September 30, 2014 and 2013, respectively. Gain excluded from hedge effectiveness testing of $439,000 and $392,000 reduced cost of goods sold during the nine-month periods ended September 30, 2014 and 2013, respectively.

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of  September 30, 2014, and December 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Commodity futures — financial assets	$5,130	$—	$5,130	$—
Commodity futures — financial liabilities	1,225	—	1,225	—

December 31, 2013
Commodity futures — financial assets	$1,010	$—	$1,010	$—
Commodity futures — financial liabilities	4,487	—	4,487	—

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $3.1 billion and $2.3 billion (with a corresponding carrying amount in the consolidated balance sheets of $3.1 billion and $2.1 billion) at September 30, 2014 and December 31, 2013, respectively. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 2 for the provisional fair values of assets acquired and liabilities assumed in connection with the company’s Columbus acquisition.

Note 9.  Commitments and Contingencies

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information

The company has three reportable segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.  Columbus is reported in the steel operations reporting segment from its September 16, 2014 acquisition date. The segment operations are described in Note 1 to the financial statements.  Revenues included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further processing, slitting, and sale of certain steel products and the resale of certain secondary and excess steel products.  In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, 5.125% Convertible Senior Notes (which matured on June 15, 2014), certain other investments, and certain profit sharing expenses.

The company’s operations are primarily organized and managed by operating segment.  Operating segment performance and resource allocations are primarily based on operating results before income taxes.  The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment and intra-company sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2013, for more information related to the company’s segment reporting.  The company’s segment results for the three- and nine-month periods ended September 30, 2014 and 2013 are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
September 30, 2014	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,400,370	$609,098	$189,993	$25,084		$—		$2,224,545
External Non-U.S.	50,842	63,299	—	330		—		114,471
Other segments	75,320	326,090	43	8,340		(409,793)		—
	1,526,532	998,487	190,036	33,754		(409,793)		2,339,016
Operating income (loss)	200,116	(5,330)	19,474	(26,733	)(1)	1,116	(2)	188,643
Income (loss) before income taxes	184,589	(11,724)	17,877	(57,191	)(7)	1,116		134,667
Depreciation and amortization	32,998	28,775	2,974	1,262		(52)		65,957
Capital expenditures	12,195	11,599	477	260		—		24,531

As of September 30, 2014
Assets	4,553,924	2,531,821	315,381	427,654	(3)	(250,497	)(4)	7,578,283
Liabilities	821,796	651,128	34,386	3,273,198	(5)	(240,214	)(6)	4,540,294

Footnotes related to the three months ended September 30, 2014 segment results (in millions):

(1)	Corporate SG&A	$(12.4)
	Company-wide equity-based compensation	(5.1)
	Profit sharing	(11.6)
	Other, net	2.4
		$(26.7)

(2)	Gross profit increase from intra-company sales	$1.1

(3)	Cash and equivalents	$80.3
	Accounts receivable	12.8
	Inventories	15.2
	Deferred income taxes	18.3
	Property, plant and equipment, net	70.2
	Debt issuance costs	39.6
	Intra-company debt	160.2
	Other	31.1
		$427.7

(4)	Elimination of intra-company receivables	$(80.7)
	Elimination of intra-company debt	(160.2)
	Other	(9.6)
		$(250.5)

(5)	Accounts payable	$76.9
	Income taxes payable	26.9
	Accrued interest	21.1
	Accrued profit sharing	25.2
	Debt	2,990.2
	Deferred income taxes	97.4
	Other	35.5
		$3,273.2

(6)	Elimination of intra-company payables	$(81.2)
	Elimination of intra-company debt	(160.2)
	Other	1.2
		$(240.2)

(7)	Includes $25.0 million of acquisition and bridge financing costs associated with the acquisition of Columbus.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

For the three months ended		Metals Recycling /	Steel Fabrication
September 30, 2013	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,102,048	$557,765	$119,134	$24,593		$—		$1,803,540
External Non-U.S.	60,381	47,616	—	201		—		108,198
Other segments	54,537	313,113	134	7,918		(375,702)		—
	1,216,966	918,494	119,268	32,712		(375,702)		1,911,738
Operating income (loss)	146,564	(17,135)	3,265	(17,274	)(1)	(2,147	)(2)	113,273
Income (loss) before income taxes	133,041	(24,567)	1,751	(23,922)		(2,148)		84,155
Depreciation and amortization	26,815	27,713	2,219	1,506		(51)		58,202
Capital expenditures	33,985	17,385	297	495		—		52,162

As of September 30, 2013
Assets	2,581,798	2,530,979	272,786	699,244	(3)	(210,502	)(4)	5,874,305
Liabilities	533,966	593,674	22,908	2,366,273	(5)	(200,304	)(6)	3,316,517

Footnotes related to the three months ended September 30, 2013 segment results (in millions):

(1)	Corporate SG&A	$(9.2)
	Company-wide equity-based compensation	(2.1)
	Profit sharing	(7.4)
	Other, net	1.4
	Total	$(17.3)

(2)	Gross profit reduction from intra-company sales	$(2.1)

(3)	Cash and equivalents	$325.8
	Accounts receivable	13.4
	Inventories	14.0
	Deferred income taxes	25.2
	Property, plant and equipment, net	72.9
	Debt issuance costs, net	27.7
	Intra-company debt	153.6
	Other	66.6
	Total	$699.2

(4)	Elimination of intra-company receivables	$(46.9)
	Elimination of intra-company debt	(153.6)
	Other	(10.0)
	Total	$(210.5)

(5)	Accounts payable	$43.1
	Income taxes payable	7.7
	Accrued interest	22.9
	Accrued profit sharing	19.5
	Debt	2,041.8
	Deferred income taxes	204.6
	Other	26.7
	Total	$2,366.3

(6)	Elimination of intra-company payables	$(47.3)
	Elimination of intra-company debt	(153.6)
	Other	0.6
	Total	$(200.3)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

For the nine months ended		Metals Recycling /	Steel Fabrication
September 30, 2014	Steel Operations	Ferrous Resources	Operations	Other		Eliminations	Consolidated

Net Sales
External	$3,675,696	$1,714,440	$440,706	$69,886		$—	$5,900,728
External Non-U.S.	158,218	178,947	—	966		—	338,131
Other segments	188,854	973,635	43	22,322		(1,184,854)	—
	4,022,768	2,867,022	440,749	93,174		(1,184,854)	6,238,859
Operating income (loss)	461,708	(26,902)	30,190	(67,437	)(1)	3,921 (2)	401,480
Income (loss) before income taxes	419,181	(47,054)	25,628	(112,406	)(3)	3,921	289,270
Depreciation and amortization	89,244	81,266	7,597	4,013		(154)	181,966
Capital expenditures	47,133	33,762	1,324	687		—	82,906

Footnotes related to the nine months ended September 30, 2014 segment results (in millions):

(1)	Corporate SG&A	$(31.7)
	Company-wide equity-based compensation	(14.4)
	Profit sharing	(25.2)
	Other, net	3.9
	Total	$(67.4)

(2)	Gross profit increase from intra-company sales	$3.9

(3)	Includes $25.0 million of acquisition and bridge financing costs associated with the acquisition of Columbus.

For the nine months ended		Metals Recycling /	Steel Fabrication
September 30, 2013	Steel Operations	Ferrous Resources	Operations	Other		Eliminations	Consolidated

Net Sales
External	$3,152,111	$1,653,975	$316,526	$64,792		$—	$5,187,404
External Non-U.S.	162,646	158,026	—	698		—	321,370
Other segments	168,482	865,143	1,276	20,198		(1,055,099)	—
	3,483,239	2,677,144	317,802	85,688		(1,055,099)	5,508,774
Operating income (loss)	351,410	(34,210)	7,125	(48,147	)(1)	2,525 (2)	278,703
Income (loss) before income taxes	309,780	(56,860)	2,475	(72,136)		2,524	185,783
Depreciation and amortization	79,698	81,553	6,455	4,536		(153)	172,089
Capital expenditures	93,244	49,999	2,000	1,501		—	146,744

Footnotes related to the nine months ended September 30, 2013 segment results (in millions):

(1)	Corporate SG&A	$(26.3)
	Company-wide equity-based compensation	(7.3)
	Profit sharing	(16.5)
	Other, net	2.0
	Total	$(48.1)

(2)	Gross profit increase from intra-company sales	$2.5

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior notes due 2019, 2020, 2021, 2022, 2023, and 2024. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, which includes Columbus since its acquisition on September 16, 2014, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of September 30, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$74,925	$70,695	$13,971	$—	$159,591
Accounts receivable, net	325,667	1,312,449	59,672	(639,120)	1,058,668
Inventories	695,441	856,685	115,089	(3,003)	1,664,212
Other current assets	52,092	7,761	6,289	(18,477)	47,665
Total current assets	1,148,125	2,247,590	195,021	(660,600)	2,930,136
Property, plant and equipment, net	1,020,150	1,846,279	556,490	(2,265)	3,420,654
Intangible assets, net	—	406,318	—	—	406,318
Goodwill	—	727,128	—	—	727,128
Other assets, including investments in subs	4,249,944	24,717	6,870	(4,187,484)	94,047
Total assets	$6,418,219	$5,252,032	$758,381	$(4,850,349)	$7,578,283

Accounts payable	$213,990	$449,535	$111,505	$(134,909)	$640,121
Accrued expenses	161,890	161,000	11,636	(64,965)	269,561
Current maturities of long-term debt	98,374	756	72,368	(39,640)	131,858
Total current liabilities	474,254	611,291	195,509	(239,514)	1,041,540
Long-term debt	2,894,071	624	184,044	(148,745)	2,929,994
Other liabilities	71,810	1,940,011	36,691	(1,479,752)	568,760

Redeemable noncontrolling interests	—	—	126,340	—	126,340

Common stock	649	1,727,859	18,121	(1,745,980)	649
Treasury stock	(398,818)	—	—	—	(398,818)
Additional paid-in-capital	1,075,593	117,737	601,282	(719,019)	1,075,593
Retained earnings (deficit)	2,300,660	854,510	(337,171)	(517,339)	2,300,660
Total Steel Dynamics, Inc. equity	2,978,084	2,700,106	282,232	(2,982,338)	2,978,084
Noncontrolling interests	—	—	(66,435)	—	(66,435)
Total equity	2,978,084	2,700,106	215,797	(2,982,338)	2,911,649
Total liabilities and equity	$6,418,219	$5,252,032	$758,381	$(4,850,349)	$7,578,283

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$320,866	$61,148	$13,142	$—	$395,156
Accounts receivable, net	309,691	874,707	32,018	(495,816)	720,600
Inventories	673,763	557,640	91,199	(7,855)	1,314,747
Other current assets	50,228	8,399	3,259	(18,755)	43,131
Total current assets	1,354,548	1,501,894	139,618	(522,426)	2,473,634
Property, plant and equipment, net	1,046,093	619,617	562,843	(2,419)	2,226,134
Intangible assets, net	—	386,159	—	—	386,159
Goodwill	—	731,996	—	—	731,996
Other assets, including investments in subs	2,630,411	21,789	8,092	(2,545,209)	115,083
Total assets	$5,031,052	$3,261,455	$710,553	$(3,070,054)	$5,933,006

Accounts payable	$160,255	$258,406	$60,987	$(64,716)	$414,932
Accrued expenses	142,055	115,182	10,694	(49,229)	218,702
Current maturities of long-term debt	315,521	300	52,163	(26,440)	341,544
Total current liabilities	617,831	373,888	123,844	(140,385)	975,178
Long-term debt	1,725,433	—	204,385	(163,773)	1,766,045
Other liabilities	140,465	1,986,260	34,895	(1,582,206)	579,414

Redeemable noncontrolling interest	—	—	116,514	—	116,514

Common stock	645	33,896	18,121	(52,017)	645
Treasury stock	(718,529)	—	—	—	(718,529)
Additional paid-in-capital	1,085,694	117,737	552,946	(670,683)	1,085,694
Retained earnings (deficit)	2,179,513	749,674	(288,684)	(460,990)	2,179,513
Total Steel Dynamics, Inc. equity	2,547,323	901,307	282,383	(1,183,690)	2,547,323
Noncontrolling interests	—	—	(51,468)	—	(51,468)
Total equity	2,547,323	901,307	230,915	(1,183,690)	2,495,855
Total liabilities and equity	$5,031,052	$3,261,455	$710,553	$(3,070,054)	$5,933,006

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
September 30, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,044,207	$2,609,731	$150,551	$(1,465,473)	$2,339,016
Costs of goods sold	856,372	2,469,396	162,094	(1,437,358)	2,050,504
Gross profit (loss)	187,835	140,335	(11,543)	(28,115)	288,512
Selling, general and administrative	40,932	59,878	3,601	(4,542)	99,869
Operating income (loss)	146,903	80,457	(15,144)	(23,573)	188,643
Interest expense, net of capitalized interest	18,965	12,238	1,958	(1,257)	31,904
Other (income) expense, net	22,548	(202)	(1,530)	1,256	22,072
Income (loss) before income taxes and equity in net income of subsidiaries	105,390	68,421	(15,572)	(23,572)	134,667
Income taxes (benefit)	30,605	24,754	(561)	(7,788)	47,010
	74,785	43,667	(15,011)	(15,784)	87,657
Equity in net loss of subsidiaries	16,388	—	—	(16,388)	—
Net loss attributable to noncontrolling interests	—	—	3,516	—	3,516
Net income (loss) attributable to Steel Dynamics, Inc.	$91,173	$43,667	$(11,495)	$(32,172)	$91,173

For the three months ended,			Combined	Consolidating	Total
September 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$902,280	$2,136,327	$91,198	$(1,218,067)	$1,911,738
Costs of goods sold	760,589	2,025,470	114,408	(1,185,921)	1,714,546
Gross profit (loss)	141,691	110,857	(23,210)	(32,146)	197,192
Selling, general and administrative	30,073	55,348	2,622	(4,124)	83,919
Operating income (loss)	111,618	55,509	(25,832)	(28,022)	113,273
Interest expense, net of capitalized interest	19,733	10,561	1,915	(1,239)	30,970
Other (income) expense, net	(2,423)	631	(1,301)	1,241	(1,852)
Income (loss) before income taxes and equity in net loss of subsidiaries	94,308	44,317	(26,446)	(28,024)	84,155
Income taxes (benefit)	24,930	16,579	2,004	(10,448)	33,065
	69,378	27,738	(28,450)	(17,576)	51,090
Equity in net loss of subsidiaries	(11,892)	—	—	11,892	—
Net loss attributable to noncontrolling interests	—	—	6,396	—	6,396
Net income (loss) attributable to Steel Dynamics, Inc.	$57,486	$27,738	$(22,054)	$(5,684)	$57,486

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,915,339	$7,035,579	$377,639	$(4,089,698)	$6,238,859
Costs of goods sold	2,477,791	6,668,153	427,029	(4,008,701)	5,564,272
Gross profit (loss)	437,548	367,426	(49,390)	(80,997)	674,587
Selling, general and administrative	105,185	170,578	10,415	(13,071)	273,107
Operating income (loss)	332,363	196,848	(59,805)	(67,926)	401,480
Interest expense, net of capitalized interest	57,357	33,093	5,824	(3,751)	92,523
Other (income) expense, net	20,016	147	(4,226)	3,750	19,687
Income (loss) before income taxes and equity in net loss of subsidiaries	254,990	163,608	(61,403)	(67,925)	289,270
Income taxes (benefit)	64,480	58,772	949	(22,627)	101,574
	190,510	104,836	(62,352)	(45,298)	187,696
Equity in net loss of subsidiaries	11,545	—	—	(11,545)	—
Net loss attributable to noncontrolling interests	—	—	14,359	—	14,359
Net income (loss) attributable to Steel Dynamics, Inc.	$202,055	$104,836	$(47,993)	$(56,843)	$202,055

For the nine months ended,			Combined	Consolidating	Total
September 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,566,286	$6,150,327	$245,607	$(3,453,446)	$5,508,774
Costs of goods sold	2,220,737	5,840,025	318,163	(3,391,299)	4,987,626
Gross profit (loss)	345,549	310,302	(72,556)	(62,147)	521,148
Selling, general and administrative	83,675	164,104	7,433	(12,767)	242,445
Operating income (loss)	261,874	146,198	(79,989)	(49,380)	278,703
Interest expense, net of capitalized interest	61,927	33,351	5,405	(3,619)	97,064
Other (income) expense, net	(4,776)	645	(3,633)	3,620	(4,144)
Income (loss) before income taxes and equity in net loss of subsidiaries	204,723	112,202	(81,761)	(49,381)	185,783
Income taxes (benefit)	41,945	41,712	4,085	(17,574)	70,168
	162,778	70,490	(85,846)	(31,807)	115,615
Equity in net loss of subsidiaries	(28,119)	—	—	28,119	—
Net loss attributable to noncontrolling interests	—	—	19,044	—	19,044
Net income (loss) attributable to Steel Dynamics, Inc.	$134,659	$70,490	$(66,802)	$(3,688)	$134,659

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$258,952	$80,298	$(41,245)	$(14)	$297,991
Net cash provided by (used in) investing activities	(1,692,967)	15,023	(16,740)	(1,528)	(1,696,212)
Net cash provided by (used in) financing activities	1,188,074	(85,774)	58,814	1,542	1,162,656
Decrease in cash and equivalents	(245,941)	9,547	829	—	(235,565)
Cash and equivalents at beginning of period	320,866	61,148	13,142	—	395,156
Cash and equivalents at end of period	$74,925	$70,695	$13,971	$––	$159,591

For the nine months ended,			Combined	Consolidating	Total
September 30, 2013	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$126,404	$164,383	$(56,636)	$11,540	$245,691
Net cash used in investing activities	(115,979)	(28,654)	(20,230)	53,760	(111,103)
Net cash provided by (used in) financing activities	(10,920)	(139,694)	75,465	(65,300)	(140,449)
Decrease in cash and equivalents	(495)	(3,965)	(1,401)	—	(5,861)
Cash and equivalents at beginning of period	322,707	41,675	11,535	—	375,917
Cash and equivalents at end of period	$322,212	$37,710	$10,134	$––	$370,056

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in the steel and metallic scrap markets, our revenues, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as “forward—looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of uncertain economic conditions; (2) cyclical and changing industrial demand; (3) changes in conditions in any of the steel or scrap-consuming sectors of the economy which affect demand for our products, including the strength of the nonresidential and residential construction, automotive, appliance, pipe and tube, and other steel-consuming industries; (4) fluctuations in the cost of key raw materials (including steel scrap, iron units, and energy costs) and our ability to pass-on any cost increases; (5) the impact of domestic and foreign import price competition; (6) unanticipated difficulties in integrating or starting up new or acquired businesses; (7) risks and uncertainties involving product and/or technology development; and (8) occurrences of unexpected plant outages or equipment failures.

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

Description of the Business

We are a domestic manufacturer of steel products and metals recycler. We have three reporting segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.

Operating Statement Classifications

Net Sales.  Net sales from our operations are a factor of volumes shipped, product mix and related pricing. We charge premium prices for certain grades of steel, product dimensions, certain smaller volumes, and for value-added processing or coating of the steel products.  Except for our steel fabrication operations segment, we recognize revenue from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product is transferred to the customer. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. Net sales from steel fabrication operations are recognized from construction contracts utilizing a percentage-of-completion methodology based on steel tons used on completed units to date as a percentage of estimated total steel tons required for each contract.

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

Other Expense (Income), net.  Other income consists of interest income earned on our temporary cash deposits and investments; any other non-operating income activity, including gains on certain short-term investments; and income from non-consolidated investments accounted for under the equity method. Other expense consists of any non-operating costs, such as acquisition and certain financing expenses.

Acquisition of Severstal Columbus, LLC.(Columbus)

On September 16, 2014, we completed our acquisition of Severstal Columbus, LLC (Columbus), on a debt-free basis, for a purchase price of $1.625 billion, with additional working capital adjustments of $35.3 million. The Columbus acquisition was funded through the issuance of $1.2 billion of Senior Notes, borrowings under our senior secured credit facility, and available cash. We purchased Columbus to significantly expand and diversify our steel operating base with the addition of 3.4 million tons of hot roll steel production capacity, diversified with respect to width, gauge, and strength when compared to the capabilities of our Butler Flat Roll Division. Located in northeast Mississippi, Columbus is one of the newest and most technologically advanced sheet steel mini-mills in North America, with access to the high-growth oil country tubular goods (OCTG) and automotive markets. Additionally, Columbus is advantageously located to serve the growing markets in the southern U.S. and Mexico, providing geographic diversification and growth opportunities. Columbus’ operating results have been reflected in our financial statements since September 16, 2014, the effective date of the acquisition, in the steel operations reporting segment. Columbus reported revenues of $126.5 million and $13.5 million pretax income during the September 16 to September 30, 2014 period, before giving effect to $14.5 million of purchase accounting related cost of goods sold expenses associated with the estimated step-up in inventory and fixed assets.  In conjunction with the acquisition, we recognized $25.0 million of acquisition and related costs that are included in other expenses in the consolidated income statements for the three- and nine-month periods ended September 30, 2014.

Unless stated, the figures presented below include Columbus for the period from September 16, 2014 to September 30, 2014

Results Overview

Third quarter operational and financial performance reflected record volumes in our steel and fabrication segments, which reported increased shipments of 18% and 37%, respectively, for the third quarter of 2014 as compared to the same period in 2013.  Demand continues to be strong in the automotive, manufacturing, and energy markets and continues to improve in nonresidential construction. Our metal spreads in steel and fabrication also improved, as market pricing increased to a greater degree than raw materials costs.  Plant utilization throughout the company was also strong, which resulted in volume-related cost compression in our steel and fabrications segments.  Consolidated operating income increased $75.4 million, or 67%, to $188.6 million for the third quarter of 2014, compared to $113.3 million for the third quarter of 2013; and increased $122.8 million, or 44%, to $401.5 million for the first nine months of 2014, compared to $278.7 million for the first nine months of 2013.

For the third quarter of 2014, net income increased $33.7 million, or 59%, to $91.2 million, or $.038 per diluted share, compared to $57.5 million, or $0.25 per diluted share for the third quarter of 2013.  Net income increased $67.4 million, or 50%, to $202.1 million, or $0.85 per diluted share, during the first nine months of 2014, compared with net income of $134.7 million, or $0.59 per diluted share, during the first nine months of 2013.

Segment Operating Results 2014 vs. 2013 (dollars in thousands)

	Three Months Ended			Second	Sequential	Nine Months Ended
	September 30,			Quarter	Quarter	September 30,
		%			%		%
	2014	Change	2013	2014	Change	2014	Change	2013
Net sales:
Steel	$1,526,532	25%	$1,216,966	$1,334,906	14%	$4,022,768	15%	$3,483,239
Metals recycling and ferrous resources	998,487	9%	918,494	948,833	5%	2,867,022	7%	2,677,144
Steel fabrication	190,036	59%	119,268	134,852	41%	440,749	39%	317,802
Other	33,754	3%	32,712	31,898	6%	93,174	9%	85,688
	2,748,809		2,287,440	2,450,489		7,423,713		6,563,873
Intra-company	(409,793)		(375,702)	(380,728)		(1,184,854)		(1,055,099)
Consolidated	$2,339,016	22%	$1,911,738	$2,069,761	13%	$6,238,859	13%	$5,508,774

Operating income (loss):
Steel	$200,116	37%	$146,564	$155,949	28%	$461,708	31%	$351,410
Metals recycling and ferrous resources	(5,330)	69%	(17,135)	(6,053)	12%	(26,902)	21%	(34,210)
Steel fabrication	19,474	496%	3,265	7,590	157%	30,190	324%	7,125
Other	(26,733)	(55)%	(17,274)	(24,159)	(11)%	(67,437)	(40)%	(48,147)
	187,527		115,420	133,327		397,559		276,178
Intra-company	1,116		(2,147)	(1,422)		3,921		2,525
Consolidated	$188,643	67%	$113,273	$131,905	43%	$401,480	44%	$278,703

Steel Operations

Steel Operations. Our steel operations consist of six electric arc furnace steel mills, producing steel from steel scrap, utilizing continuous casting, automated rolling mills, and various downstream finishing facilities, including The Techs galvanizing operations. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture, industrial machinery, and OCTG markets. In the third quarter of 2014 and 2013, our steel operations accounted for 62% and 61% of our external net sales, respectively, and in the first nine months of 2014 and 2013, our steel operations accounted for 61% and 60%,of our external net sales, respectively,

Sheet Products.  Our sheet operations consist of our Butler Flat Roll Division, newly acquired Columbus Flat Roll Division (acquired September 16, 2014), and our downstream finishing facilities, including The Techs.  These operations sell a broad range of sheet steel products, such as hot roll, cold roll and coated steel products, including a large variety of specialty products, such as light gauge hot roll and galvanized. Butler Flat Roll Division sells other products such as Galvalume® and painted products, while Columbus Flat Roll Division, sells other products such as high-strength OCTG pipe grade products. The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in non-automotive applications.

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

Steel Operations Shipments (net tons):

	Three Months Ended			Second		Nine Months Ended
	September 30,			Quarter		September 30,
		%			%		%
	2014	Change	2013	2014	Change	2014	Change	2013
Shipments
Butler Flat Roll Division	738,460	0%	740,279	778,220	(5)%	2,158,200	0%	2,165,151
Columbus Flat Roll Division	174,754	100%	—	—	100%	174,754	100%	—
The Techs	205,417	16%	176,713	191,934	7%	550,588	9%	507,067
Sheet products	1,118,631	22%	916,992	970,154	15%	2,883,542	8%	2,672,218

Structural and Rail Division	365,900	16%	315,808	336,380	9%	994,596	13%	883,679
Engineered Bar Products Division	176,891	38%	127,788	152,768	16%	473,962	30%	364,528
Roanoke Bar Division	153,395	6%	144,323	143,583	7%	440,760	5%	418,274
Steel of West Virginia	85,226	6%	80,214	74,881	14%	235,681	(1)%	238,896
Long products	781,412	17%	668,133	707,612	10%	2,144,999	13%	1,905,377

Total shipments	1,900,043	20%	1,585,125	1,677,766	13%	5,028,541	10%	4,577,595
Intra-segment shipments	(62,201)		(33,778)	(57,930)		(165,639)		(100,899)
Steel segment shipments	1,837,842	18%	1,551,347	1,619,836	13%	4,862,902	9%	4,476,696

External shipments	1,728,023	18%	1,463,867	1,518,882	14%	4,585,478	9%	4,204,679

Net sales for the steel segment increased 25% in the third quarter of 2014, when compared to the third quarter of 2013 driven by record shipments and higher average external selling prices. Shipments improved 18% compared to prior year’s third quarter and average external selling prices improved $47 per ton, or 6%.  Our Structural and Rail and Engineered Bar Products Divisions both achieved record shipments in the third quarter of 2014. Demand for our sheet products remains strong in the automotive, manufacturing and energy markets; while demand for our special bar quality products strengthened, and structural steel products demand improved with the continued steady growth in the nonresidential construction market. Net sales for the steel segment increased 15% in the first nine months of 2014, when compared to the first nine months of 2013, based on a 9% increase in shipments combined with a $49 per ton, or 6% increase in average external selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost. During the third quarter of 2014 and 2013, our metallic raw material costs represented 65% our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations increased $7 in the third quarter of 2014, compared with the third quarter of 2013; and increased $15 in the first nine months of 2014, compared with the first nine months of 2013, representing 65% of our steel operations’ manufacturing costs during each period, excluding the operations of The Techs.

As a result of record shipments and metal spread expansion, operating income for the steel segment increased 37%, to $200.1 million in the third quarter of 2014, compared to the same period of 2013. Operating income for the steel segment increased 31%, to $461.7 million in the first nine months of 2014 compared to the same period of 2013, also due to increased shipments and metal spread expansion.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment primarily includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota iron operations. Our metals recycling and ferrous resources operations segment accounted for 29% and 32% of our external net sales in the third quarter of 2014 and 2013, respectively, and 30% and 33% of our external net sales in the first nine months of 2014 and 2013, respectively. Segment operating losses were $5.3 million in the third quarter of 2014, a decrease of $11.8 million when compared to the third quarter of 2013. Reduced losses were primarily due to increased nonferrous shipments and increased ferrous metal spreads, along with reduced losses in the Minnesota iron operations. Segment operating losses decreased $7.3 million in the first nine months of 2014, to $26.9 million, compared to the first nine months of 2013, as reduced losses in the Minnesota iron operations were partially offset by reductions in metals recycling operating income.

Metals Recycling and Ferrous Resources Shipments:

	Three Months Ended			Second		Nine Months Ended
	September 30,			Quarter		September 30,
	2014	% Change	2013	2014	% Change	2014	% Change	2013
Ferrous metal (gross tons)
Total	1,453,671	(1)%	1,472,418	1,422,697	2%	4,240,901	2%	4,149,737
Intra-segment	(14)		(899)	(103)		(417)		(4,105)
Segment shipments	1,453,657	(1)%	1,471,519	1,422,594	2%	4,240,484	2%	4,145,632

External shipments	780,031	(1)%	790,173	769,046	1%	2,198,629	(7)%	2,365,334

Nonferrous metals (thousands of pounds)
Total	325,436	24%	263,467	288,233	13%	884,647	11%	797,618
Intra-segment	(30,774)		(2,809)	(17,263)		(66,380)		(9,711)
Segment shipments	294,662	13%	260,658	270,970	9%	818,267	4%	787,907

External shipments	293,958	13%	259,021	270,271	9%	815,817	4%	782,906

Mesabi Nugget shipments (metric tons) - intra-company	77,335	48%	52,234	32,542	138%	147,365	(6)%	156,373

Iron Dynamics (metric tons) – intra-company	61,107	(8)%	66,674	64,756	(6)%	182,985	(7)%	197,644

Metals Recycling.  OmniSource represents our metals sourcing and processing operations and is the primary source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 86% and 91% of this segment’s net sales during the third quarter of 2014 and 2013, respectively. Metals recycling operations net sales were $953.5 million and $848.0 million, and operating income was $8.5 million and $5.7 million, during the third quarter 2014 and 2013, respectively. During the first nine months of 2014, metals recycling operations sales were $2.7 billion and operating income was $27.4 million, compared with sales of $2.5 billion and operating income of $35.5 million during the same period of 2013.

Net sales for metals recycling increased 12% in the third quarter of 2014, when compared to the third quarter of 2013. Sales volumes of nonferrous metals, most notably copper, increased 24%, largely attributable to improved industrial and manufacturing markets that are creating increases in scrap inflow and our customers’ need for and use of our scrap, and average selling prices increased 9%. Ferrous shipments and pricing were relatively steady. Operating income for the third quarter of 2014 of $8.5 million increased 49% when compared to the third quarter of 2013, due primarily to the increase in nonferrous shipments and aluminum metal spreads, along with a 7% increase in ferrous metal margins.

Net sales in metals recycling increased 10% in the first nine months of 2014, as compared to the same period in 2013, as nonferrous volumes increased 11% with steady pricing, while ferrous volumes were slightly higher and selling prices increased 6%. Operating income for metals recycling decreased $8.1 million, or 23%, for the first nine months of 2014, when compared to the same period for 2013 as the decreases in both ferrous and nonferrous metal spreads of 5% and 4%, respectively, more than offset the impact of the increased nonferrous, and to a lesser degree, ferrous shipments.

Ferrous Resources.  Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota iron operations, consisting of an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our —Butler Flat Roll Division. Our Minnesota iron operations consists of Mesabi Nugget, (owned 81% by us); our potential future iron mining operations, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 80% by us). The impact of losses from our Minnesota iron operations on third quarter 2014 net income was approximately $5.2 million, as compared to approximately $10.6 million during the third quarter of 2013. For the first nine months of 2014, losses from our Minnesota iron operations reduced our net income by approximately $23.2 million, compared with approximately $33.7 million in the first nine months of 2013. The iron nugget production facility utilizes a pioneering production process, which has experienced operational, quality control and production cost challenges. We have continued to modify, re-engineer and further refine this production process and have changed or modified equipment configurations with resulting improvement in plant availability, production, and quality. As a result of these efforts, volumes, yields, product quality, and production costs have improved during 2014, as compared to corresponding 2013 periods.

Steel Fabrication Operations

Steel fabrication operations consist of our six New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the nonresidential construction industry. Steel fabrication operations accounted for 8% and 6% of our external net sales during the third quarter of 2014 and 2013, respectively; and 7% and 6% of our external net sales during the first nine months of 2014 and 2013, respectively.

Net sales for the steel fabrication operations segment increased 59% in the third quarter of 2014, compared to the third quarter of 2013, as shipments increased 41% to a record quarterly level, and selling prices increased 13%, based on continued demand improvement in the nonresidential construction market. Net sales for the segment increased $122.9 million, or 39%, in the first nine months of 2014, compared to the first nine months of 2013, as shipments increased 29% and selling prices increased 7%. Our steel fabrication operations continue to realize strength in order activity and resulting shipments at levels in excess of the improving demand environment, as we continue to leverage our national footprint to expand market share.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations generally representing more than two-thirds of the total cost of manufacturing for our steel fabrication operations. The average cost of steel consumed increased in the third quarter of 2014, as compared to the same period in 2013, by $63 per ton, consistent with increased pricing in the general relevant steel market. Likewise, during the first nine months of 2014 the average cost of steel consumed increased, as compared to the same period in 2013, by $48 per ton.

Operating income for the steel fabrication segment of $19.5 million in the third quarter of 2014 was nearly six times that of the same period in 2013, due to record level shipments and metal spread expansion, as well as decreased conversion costs realized from manufacturing efficiencies and from higher production volumes. Similarly, operating income increased over three times to $30.2 million in the first nine months of 2014, compared to $7.1 million in the first nine months of 2013, due to increased selling volumes and metal spread expansion, as well as decreased conversion costs.

Third Quarter Consolidated Results 2014 vs. 2013

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $99.9 million during the third quarter of 2014, as compared to $83.9 million during the third quarter of 2013, comparable in that they represented 4% of our total net sales during each period. The comparable increase of $16.0 million in total selling, general and administrative expenses was primarily the result of increased profit sharing and equity-based and incentive compensation expenses driven by increased levels of pretax earnings during 2014, as a significant amount of company-wide compensation is performance based.

Interest Expense, net of Capitalized Interest.  During the third quarter of 2014, gross interest expense decreased $365,000 to $31.9 million, and capitalized interest decreased $1.3 million to $43,000, when compared to the same period in 2013. The decrease in interest capitalized during these periods relates to growth or expansion projects initiated in 2013 at two of our steel mills that were completed in 2014.

Other Expense (Income), net.  During the third quarter of 2014, other expense increased $23.9 million to $22.1 million, when compared to the same period in 2013, due primarily to $25.0 million of acquisition and financing costs associated with the acquisition of Columbus during the third quarter of 2014.

Income Taxes.  During the third quarter of 2014, our income tax expense was $47.0 million with an effective tax rate of 34.9%, as compared to $33.1 million with an effective tax rate of 39.3%, during the same period in 2013. The lower effective tax rate in the third quarter of 2014 is due primarily to the impact on the effective tax rate of discrete tax adjustments, and the lower proportional (to pretax income) noncontrolling interest losses in the third quarter of 2014, as compared to the same period in 2013.

First Nine Months Consolidated Results 2014 vs. 2013

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $273.1 million during the first nine months of 2014, as compared to $242.4 million during the first nine months of 2013, comparable in that they represent 4% of our total net sales during both periods. The comparable increase of $31.0 million in total selling, general and administrative expenses was primarily the result of increased profit sharing and equity-based and incentive compensation expenses driven by increased levels of pretax earnings during 2014.

Interest Expense, net of Capitalized Interest.  During the first nine months of 2014, gross interest expense decreased $5.2 million to $95.0 million, and capitalized interest decreased $691,000, to $2.5 million, when compared to the same period in 2013. The decrease in interest capitalized during these periods relates to growth or expansion projects initiated in 2013 at two of our steel mills that were completed in 2014. The decrease in gross interest expense is due to refinancing activities during March/April of 2013 that reduced outstanding debt by $100.0 million and decreased the effective interest rate by 1.5% on $400.0 million of senior notes that were refinanced.

Income Taxes.  During the first nine months of 2014, our income tax expense was $101.6 million with an effective tax rate of 35.1%, as compared to $70.2 million with an effective tax rate of 37.8%, during the same period in 2013. The lower effective tax rate in the first nine months of 2014 is due primarily to the impact on the effective tax rate of discrete tax adjustments, and the lower proportional (to pretax income) noncontrolling interest losses in the first nine months of 2014, as compared to the same period in 2013.

Liquidity and Capital Resources

Columbus Acquisition. On September 16, 2014, we completed the acquisition of Columbus, on a debt-free basis, for a purchase price of $1.625 billion, with additional working capital adjustments of $35.3 million. In conjunction with funding the acquisition of Columbus, on September 9, 2014, we issued $700.0 million of 5.125% Senior Notes due 2021 and $500.0 million of 5.500% Senior Notes due 2024 (together, the Senior Notes). The proceeds from the issuance of the Senior Notes, along with cash on hand and $117.8 million in borrowings under our senior secured credit facility were used to fund the acquisition of Columbus and related expenses.

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements primarily with cash provided by operations, long-term borrowings and availability under our Revolver. Our liquidity at September 30, 2014 is as follows (in thousands):

Cash and equivalents	$159,591
Revolver availability	1,024,556
Total liquidity	$1,184,147

Our total outstanding debt increased $954.3 million during the first nine months of 2014, to $3.1 billion, due to the issuance of $1.2 billion in Senior Notes used to fund a portion of the Columbus acquisition. In June 2014, $287.5 million of our 5.125% Convertible Senior Notes were converted to shares of our common stock or paid at maturity. As a result of these activities, our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) increased to 50.2% at September 30, 2014, from 44.7% at December 31, 2013.

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

The outstanding balance on the Revolver must be the lesser of $1.1 billion less other applicable commitments such as letters of credit and other secured debt, as defined within the Facility or the sum of 85% of our eligible accounts receivable and 65% of our eligible inventories, less other applicable commitments. At September 30, 2014, we had $1.0 billion of availability on the Revolver, excluding $15.4 million of outstanding letters of credit and other obligations, and $60.0 million drawn on the Revolver.

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

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA ratio (leverage ratio) of not more than 5.00:1.00 must be maintained. If the leverage ratio exceeds 3.50:1:00 at any time, our ability to make restricted payments as defined in the credit agreement (which includes cash dividends to stockholders and share purchases, among other things), is limited. At September 30, 2014, our interest coverage ratio and net debt leverage ratio were 5.71:1.00 and 2.79:1.00, respectively. We were therefore in compliance with these covenants at September 30, 2014, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. Our operating activities provided cash flows of $298.0 million during the first nine months of 2014, as net income and non-cash items outpaced the increase in accounts receivable during the period.  Our operational working capital, representing amounts invested in trade receivables and inventories less current liabilities other than income taxes payable and debt, increased $434.4 million during the first nine months of 2014, with $341.7 million of the increase related to the acquisition of Columbus. The remaining increase is primarily a result of the $157.7 million increase in accounts receivable (excluding receivables acquired from Columbus) consistent with increased sales during the period. High credit quality has been maintained, and days sales outstanding has remained consistently at approximately 37 days. Inventories at September 30, 2014 decreased $21.1 million, compared to December 31, 2013 (excluding inventory acquired from Columbus), despite the increased levels of production and sales in the third quarter of 2014, as compared to fourth quarter 2013.

Capital Investments.  During the first nine months of 2014, we invested $82.9 million in property, plant and equipment, as compared to $146.7 million during the same period in 2013. Capital investments in the first nine months of 2014 are below those of the same period in 2013, as growth or expansion projects initiated in early 2013 at two of our steel mills were completed in 2014.

Cash Dividends.  As a reflection of confidence in our current and future strength regarding our cash flow generation ability and financial position, we increased our quarterly cash dividend by 5% to $0.115 per share in 2014 (from $0.110 per share during 2013), resulting in declared cash dividends of $80.9 million during the first nine months of 2014. We paid cash dividends of $77.7 million and $70.5 million during the first nine months of 2014 and 2013, respectively. Our board of directors, upon the recommendation of management, approves the payment of dividends on a quarterly basis. During the remainder of 2014, we anticipate maintaining our current level of quarterly dividends; however, the determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured credit facility and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

Other.  Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure you that our operating results, cash flows, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flows from operations, together with other available sources of funds, including additional borrowings under our Revolver through its term, which expires in September 2016, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements, and anticipated capital expenditures.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the periods ended September 30, 2014 or 2013.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for certain commodities such as electricity, natural gas and its transportation services, air products, fuel, and zinc. Certain commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 37 months for physical commodity requirements, for up to 6 years for commodity transportation requirements, and for up to 13 years for air products. We also purchase electricity consumed at our Butler Flat Roll Division pursuant to a contract which extends through December 2014. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement. At September 30, 2014, no material changes had occurred related to these commodity risks from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or supplier. At September 30, 2014, we had a cumulative unrealized gain associated with these financial contracts of $3.9 million, substantially all of which have a settlement date within the next twelve months. We believe the customer and supplier contracts associated with the financial contracts will be fully consummated.

ITEM 4.                   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  We acquired Severstal Columbus, LLC (Columbus) on September 16, 2014 and consider the transaction material to our results of operations, cash flows and financial position from the date of the acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Columbus from our evaluation in the year of acquisition as permitted by the SEC. We are currently in the process of evaluating and integrating Columbus’ controls over financial reporting. See Note 2, Acquisition, to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for discussion of the acquisition and related financial data. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 10, 2014

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)