Form 10-K
period 2014-12-31
STEEL DYNAMICS INC
filed 2015-03-02
CIK 1022671

Use these links to rapidly review the document
STEEL DYNAMICS, INC. Table of Contents
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2014, was approximately $3,596,627,230. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

         As of February 17, 2015, Registrant had outstanding 241,529,877 shares of common stock.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to April 30, 2015, are incorporated herein by reference.

STEEL DYNAMICS, INC.

PART I

Special Note Regarding Forward-Looking Statements

        Throughout this report, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference herein or herefrom, or in press releases or oral statements made by our officers or Regulation FD authorized representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect present or historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project" or "expect," or by the words "may," "will," or "should," are intended to operate as "forward looking statements" of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve both known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. That legislation protects such predictive and cautionary statements by creating a "safe harbor" from liability in the event that a particular prediction does not turn out as anticipated.

        While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. Forward-looking statements are subject to many uncertainties and other variable circumstances, many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur.

        The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

  •
  the adverse impact of an economic recession resulting in a decrease of demand for our products:

  •
  the weakening of demand for our products within the non-residential construction or other metal consuming industries;

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

  •
  the impact of U.S. government or various governmental agencies introducing laws or regulatory changes in response to the subject of climate change and greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms;

  •
  private or governmental liability claims or litigation, or the impact of any adverse outcome of any litigation on the adequacy of our reserves or the availability or adequacy of our insurance coverage;

  •
  changes in our business strategies or development plans which we may adopt or which may be brought about in response to actions by our suppliers or customers, and any difficulty or inability to successfully consummate, implement, or integrate any planned or potential projects, acquisitions, joint ventures or strategic alliances;

  •
  increased price and other forms of competition from other steel produces, scrap processors and alternative materials;

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

  •
  increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted computer crime that pose a risk to the security of our systems and networks and to the confidentiality, availability and integrity of our data; and

  •
  uncertainties involving new products or new technologies.

        We also refer you to and urge you to carefully read the Risk Factors discussion at Item 1A of this report to better understand some of the principal risks and uncertainties inherent in our business or in owning our securities, as well as the section entitled Management Discussion and Analysis of Financial Condition and Results of Operations at Item 7. You should also review the notes to consolidated financial statements under headings in Note 1 Use of Estimates and in Note 9 Commitments and Contingencies.

        Any forward-looking statements which we make in this report or in any of the documents that are incorporated by reference herein speak only as of the date of such statement, and we undertake no ongoing obligation to update such statements. Comparisons of results between current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 1.    BUSINESS

Our Company

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking and coating capability of approximately 11 million tons and actual recycling volumes. We reported net sales of $8.8 billion, $7.4 billion, and $7.3 billion during 2014, 2013, and 2012, respectively. The primary sources of our revenues are from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and fabrication and sale of steel joist and decking products.

Business Developments

Steel Operations Segment—Acquisition of Severstal Columbus, LLC

        On September 16, 2014, we completed our acquisition of Severstal Columbus, LLC (Columbus), for a purchase price of $1.625 billion, with additional working capital adjustments of $44.4 million. The Columbus acquisition was funded through the issuance of $1.2 billion of senior notes, borrowings under our senior secured credit facility, and available cash. We purchased Columbus to significantly expand and further diversify our steel operating base with the addition of 3.4 million tons of hot roll steel production capacity. The product offerings are diversified with respect to width, gauge, and strength when compared to the capabilities of our Butler Flat Roll Division. Located in northeast Mississippi, Columbus is one of the newest and most technologically advanced sheet steel electric arc furnace mills in North America, with access to non-energy related pipe and tube, oil country tubular goods (OCTG) and automotive markets. Additionally, Columbus is advantageously located to serve the growing markets in the southern U.S. and Mexico, providing geographic diversification and growth opportunities. Columbus' operating results have been reflected in our financial statements since September 16, 2014, the effective date of the acquisition, in the steel operations reporting segment.

Competitive Strengths / Business Strategies

        We believe our financial strategy, coupled with our competitive advantages of maintaining a low, highly variable cost structure, producing a diversified value-added product offering, controlling a secure supply of recycled ferrous metals, fostering an entity-wide entrepreneurial culture and having an experienced senior management team and work force, positions us well to continue to strengthen our leadership position.

One of the Lowest Cost Steel Producers in the United States; State-of-the-Art Facilities / Continue to Maintain Low Production Costs

        We are focused on continuing to maintain and enhance one of the lowest operating cost structures in the North American steel industry. Our low operating costs are primarily a result of our efficient plant designs and operations, our high productivity rate, such as our productivity rate of approximately .3 man hours per hot band ton produced at our Butler Flat Roll Division, low ongoing maintenance cost requirements and strategic locations near our customers and sources of our primary raw material, ferrous scrap.

        We will continue to strive to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit costs of production at each of our facilities. We believe that as one of the lowest cost producers in each of our primary operating segments, we are able to better manage through cyclical and non-cyclical downturns, and to consistently maximize our profitability. We continuously seek to maximize the variability of our cost structure and to reduce per unit and fixed costs. Our incentive compensation plans at all employee levels are based on both divisional and consolidated company performance. Performance-based incentive compensation is designed to reward high productivity and efficient use of physical resources and capital employed. Additionally, leveraging existing facilities through capital effective organic growth and diversified product offerings allows us to maximize utilization of current cost structures. Our September 16, 2014 Columbus acquisition fits well within our portfolio as it is one of the most modern, state of the art steel mills in North America.

Secure Supply of High Quality, Just-in-time Ferrous Raw Materials / Develop Metals Recycling and Ferrous Resources Business Platform

        We maintain a secure supply of ferrous raw material resources through the benefit of our metals recycling operations, as well as through our current ironmaking facilities. Ferrous materials represent the single largest raw material component of our steel operations' excluding the Techs, manufacturing costs, representing 65% of such costs in both 2014 and 2013, respectively. During 2014 and 2013, our metals recycling operations provided our steel operations with 44% and 45%, respectively, of its ferrous scrap requirements based on volume. During 2014 and 2013, our steel operations consumed 7.6 and 6.3 million tons, respectively, of metallic materials, of which iron units, other than scrap, represented approximately 9% and 8% in 2014 and 2013, respectively. Our ironmaking operations internally supplied 92% (excluding Columbus) and 95% of these iron units in 2014 and 2013, respectively through the transfer of liquid pig iron, hot briquetted iron, and iron nuggets, which are higher-quality, and in the case of liquid pig and hot briquetted iron energy-saving, ferrous raw materials.

        Global steelmakers rely on ferrous scrap and the world demand for ferrous scrap has increased in nearly every year for the past ten years. With the U.S. being the world's leading ferrous scrap exporter, increased global demand may impact domestic scrap availability.

        We believe our metals recycling and ferrous resources operations provide us with a high quality, cost effective, and secure raw material platform for effective working capital management and potential opportunities with other ventures. We intend to continue to participate in the development of new technologies to increase the effectiveness of our metals recycling recovery capabilities.

Diversified Product Mix / Expand Product Offerings

        We are one of the most diversified steel companies in the United States, with very broad product offerings. We currently offer hot roll, cold roll, galvanized, galvanneal, Galvalume®, Galfan, and painted sheet steel; a wide range of structural steel beams and rails; engineered special-bar-quality steel of numerous sizes and chemistries; and various merchant-bar products, rounds, angles, flats and channels. (See Steel Operations Products and Sales by End Market table following.) In addition, we offer steel finishing and fabrication services. In the metals recycling operations of our metals recycling and ferrous resources segment, our products include an array of both ferrous and nonferrous scrap processing, scrap management, transportation, and brokerage products and services. Finally, our steel fabrication segment produces steel joists and steel decking materials. This diversified mix of products enables us to access a broad range of end-user markets, serve a broad customer base, and helps mitigate our market exposure to any one product or end-user market. In addition, our value-added product offerings help to balance our exposure to commodity grade products.

        We will continue to seek additional opportunities and collaborate with our customers to anticipate future needs to further expand our range of products, whether through the expansion of existing facilities, such as the expansion at our Engineered Bar Products Division into high-quality small-diameter SBQ bars, or the expansion at our Structural and Rail Division into premium grade rails. We also utilize greenfield projects and acquisitions, such as the Columbus acquisition, for an avenue of further diversification.

Strategic Geographic Locations / Enter New Geographic Markets

        The majority of our steelmaking facilities are in locations near sources of scrap materials and near our customer base, allow us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. This also allows us to provide consistent on-time delivery to our customer base with relatively short lead times, further enhancing our customer relationships. Our recent Columbus acquisition expands our presence into the Southern United States and Mexico markets. Recycled ferrous scrap and iron units represent the most significant component of our cost of steel manufacturing. Our metals recycling facilities are located in the Upper Midwest and Southeastern U.S., and thus further expand our geographic service area. We believe these regions account for a majority of the total ferrous scrap produced in the United States. Our coated sheet steel products are also more cost effectively available through our locations in Pittsburgh, Pennsylvania and Jeffersonville, Indiana due to river access, as are all of our Columbus sheet steel products. Our fabrication operations have a national footprint allowing us to serve the entire joist and deck domestic market and national accounts.

        We may seek to enter new markets in strategic geographic locations that offer attractive growth opportunities.

Experienced Management Team and Unique Corporate Culture / Foster Entrepreneurial Culture

        Our senior management team is highly experienced and has a proven track record in the steel, metals recycling, and steel fabrication industries. Management's objectives are closely aligned with our stockholders through meaningful stock ownership positions and performance-based compensation programs that are correlated to the company's profitability and operational performance in relationship to its steel manufacturing peers. Our culture is also unique for all of our operating segments. We emphasize decentralized decision making and have established incentive compensation programs specifically designed to reward employee teams for their efforts toward enhancing productivity, improving profitability, and controlling costs.

        We intend to continue to foster our entrepreneurial culture and emphasize decentralized operational decision making and responsibility, while maintaining corporate risk oversight. We will reward teamwork, innovation, and operating efficiency. We will also continue to focus on maintaining the effectiveness of our incentive-based bonus plans that are designed to enhance overall productivity and align the interests of our management and employees with our stockholders.

Industry Segments

        We have three reporting segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations. Please refer to Note 13 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for financial information by segment.

Steel Operations

        Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap, utilizing continuous casting, automated rolling mills, and eight downstream steel coating facilities. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture, industrial machinery, pipe and tube, and energy (including OCTG) markets. The most significant portion of our products are tied to the automotive, construction and other manufacturing sectors, with less than 10% currently tied to the energy sector. Our steel operations accounted for 63%,

61%, and 62% of our consolidated net sales in 2014, 2013, and 2012, respectively. We are predominantly a domestic steel company, with only 4% of our revenues exported during 2014 and 2013.

        Our steel operations segment consists of steelmaking and coating operations. The following chart summarizes the locations and the current estimated production capacities of our facilities:

Steel Production Capacity (tons)	Casting	Rolling/Billet
Sheet Products:
Butler Flat Roll Division—Butler, Indiana	3,050,000	3,000,000
Columbus Flat Roll Division—Columbus, Mississippi	3,400,000	3,200,000
Long Products:
Structural and Rail Division—Columbia City, Indiana	2,200,000	1,800,000
Engineered Bar Products Division—Pittsboro, Indiana	780,000	950,000
Roanoke Bar Division—Roanoke, Virginia	650,000	—
Merchant Bars	—	500,000
Billets	—	150,000
Steel of West Virginia—Huntington, West Virginia	290,000	355,000

	10,370,000	9,955,000

Steel Coating Capacity (tons)	Galvanizing	Painting
Sheet Products:
Butler Flat Roll Division (2 facilities)—Butler, Indiana	785,000	240,000
Butler Flat Roll Division (1 facility)—Jeffersonville, Indiana	370,000	190,000
Columbus Flat Roll Division (2 facilities)—Columbus, Mississippi	1,100,000	—
The Techs (3 facilities)—Pittsburgh, Pennsylvania	1,005,000	—

	3,260,000	430,000

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

        The following chart summarizes our steel operations products and the percentage of sales tons by end market:

Steel Operations Products and Sales by End Market

Markets

Steel Operations Products and Sales by End Market		Construction - Metal Building	Construction - Light Commercial & Residential	Construction - Heavy	Appliance & HVAC	Automotive	Heavy Equipment	Other Transportation	Agriculture	Mining	Energy	Pipe & Tube	Other Manufacturing
Steel Operations Sales by End Market (based on 2014 tons shipped)		9%	18%	8%	4%	13%	4%	9%	4%	1%	4%	6%	20%
Divisions and Products													
Sheet Products:													
Butler Flat Roll Division		●	●	●	●	●		●	●		●	●	●
Hot Rolled (HR)	HR coils and pickled and oiled HR steel sheet												
Cold Rolled (CR)	CR steel sheet												
Metallic Coated	HR galvanized, CR galvanized, HR galvannealed, CR galvannealed, and Galvalume® steel sheet products												
Painted	Painted steel sheet												
Columbus Flat Roll Division		●	●	●	●	●	●	●	●		●	●	●
Hot Rolled (HR)	HR coils and pickled and oiled HR steel sheet												
Cold Rolled (CR)	CR steel sheet												
Metallic Coated	HR galvanized, CR galvanized, and CR galvannealed steel sheet products												
The Techs		●	●	●	●	●			●		●		●
Metallic Coated	HR galvanized, CR galvanized, and Galfan® steel sheet products												
Long Products:													
Structural and Rail Division			●	●			●	●			●		●
Structural Steel Beams	Wide Flange, American Standard, H-piling and Manufactured Housing Beams												
Rail	Standard strength carbon, intermediate alloy hardness, and premium rail grades												
Structural Shapes	Channels and Miscellaneous Channels												
Engineered Bar Products Division				●		●	●	●	●	●	●	●	●
Special-Bar-Quality Merchant-Bar-Quality	Bar finishing Rounds Round-Cornered Squares												
Roanoke Bar Division		●	●	●		●	●	●	●	●	●		●
Merchant Bar Light Structural Shapes	Angles Channels Flat Bars Rounds, Rebar, and Squares												
Steel of West Virginia		●	●	●			●	●		●	●		●
Wide Flange Beams Standard Beams Channels Specialty Steel Sections	Guardrail posts Industrial truck components Mine Rail Truck-Trailer cross members Merchant sections Bulb Flats

SHEET PRODUCTS

        Our sheet steel products, consisting of hot roll, cold roll and coated steel products are produced by our Butler Flat Roll Division, Columbus Flat Roll Division (acquired September 16, 2014), and our downstream coating facilities. Our sheet operations represented 59%, 57%, and 57% of this segment's net sales in 2014, 2013, and 2012, respectively. We produced the following sheet steel at these facilities (tons):

	2014	2013
Butler Flat Roll Division	3,016,000	3,012,000
Columbus Flat Roll Division—since acquisition	815,000	N/A
The Techs	712,000	671,000

        The following chart summarizes the types of sheet products we sold during the respective years:

Sheet Steel Product Mix

        Customers.    Steel processors and service centers typically act as intermediaries between primary steel producers and the many end-user manufacturers that require further processing of hot roll coils. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We believe that our intermediate steel processor and service center customers will remain an integral part of our customer base. The location of our Columbus Flat Roll Division capitalizes on growing industrial markets in the Southern U.S. and Mexico and expands our customer base with the high-strength OCTG pipe grade and other line pipe products. Galvanized flat roll products produced by Butler Flat Roll Division, Columbus Flat Roll Division, and The Techs are similar and are sold to a similar customer base. However, The Techs facilities specialize in the galvanizing of specific types of flat roll steels in generally non-automotive applications, servicing a variety of customers in the heating, ventilation and air conditioning (HVAC), construction, agriculture and consumer goods markets. Our sheet steel operations also provide a significant portion of the sheet steel utilized in our fabrication operations.

        The following chart summarizes the types of customers who purchased our sheet steel products during the respective years:

Sheet Steel Customers

        Competition.    Our sheet steelmaking operations compete with domestic and foreign integrated and electric arc furnace based hot roll coil producers. Additionally, the global steel industry suffers from over-capacity, and that excess capacity sometimes results in steel manufacturers in certain countries exporting steel at prices that are lower than prevailing domestic prices, and sometimes at or below their cost of production, such as 2014, when imports have been at record levels.

LONG PRODUCTS

        Our Structural and Rail Division is capable of producing a variety of parallel flange sections such as Wide Flange Beams, American Standard Beams, Manufactured Housing Beams, H Piling and Channel sections for the construction, transportation and industrial machinery markets. They also produce standard strength carbon, intermediate alloy hardness, and premium grade rails in 40 to 320 feet lengths for the railroad industry. Our state-of-the-art heat treating system expansion project was fully commissioned in 2014. This project allows us to produce high-quality premium rail, which is certified by all but one Class I railroads. In addition, our rail-welding facility has the ability to weld rails to lengths of 1,600 feet, which offers substantial savings to the railroads both in terms of initial capital cost and through reduced maintenance. Our Structural and Rail Division produced 1.3 million tons and 1.2 million tons during 2014 and 2013, respectively, of which 225,000 tons and 206,000 tons, respectively, was rail production.

        Our Engineered Bar Products Division is capable of producing a broad array of engineered special-bar-quality (SBQ), merchant-bar-quality (MBQ), rounded-cornered squares, and small-diameter engineered round bars. As of December 31, 2014, our smaller-diameter rolling mill expansion was fully commissioned. The completion of the expansion increased the mill's capacity to produce from 625,000 tons to 950,000 tons and expanded the mill's product offering into high-quality small-diameter (1-inch to 3-inch) precision SBQ bars. We produced 670,000 tons and 498,000 tons during 2014 and 2013, respectively, at this facility. Adjacent to our engineered bar mill, we have a bar finishing facility, with an annual capacity of 260,000 tons, which provides various downstream finishing operations for our SBQ steel bars. Processing operations include turning, polishing, straightening, chamfering, precision saw-cutting and heat-treating capabilities. In addition, non-destructive testing services are available, including eddy current, flux leakage and ultrasonic inspection.

        Our Roanoke Bar Division sells angles, merchant rounds, flats, channels, reinforcing bar and billets. In both 2014 and 2013, our Roanoke Bar Division produced 601,000 tons of billets and during 2014 and 2013, produced 432,000 tons and 479,000 tons of finished steel products, respectively.

        Steel of West Virginia primarily sells beams, channels and specialty steel sections. Unlike most other mills, Steel of West Virginia frequently performs fabrication and finishing operations on its products, such as cutting to length, additional straightening, hole punching, shot blasting, welding and coating. Through this additional finishing, we create custom finished products that are generally placed directly into our customers' assembly operations. We produced 294,000 tons and 297,000 tons of various merchant and structural steel products at Steel of West Virginia during 2014 and 2013, respectively.

        Customers.    The principal customers for our structural steel products are steel service centers, steel fabricators and various manufacturers. Service centers, though not the ultimate end-user, provide valuable mill distribution functions to the fabricators and manufacturers, including small quantity sales, repackaging, cutting, preliminary processing and warehousing. The steel rail marketplace in the United States, Canada and Mexico is specialized and defined, with seven Class I railroads and a large distribution network. We supply rail in 80 feet lengths and Continuous Welded Rail (CWR) in lengths up to 1,600 feet throughout North America.

        SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers, steel service centers, and distributors. Our MBQ products are sold primarily to steel service centers, as well as rebar distributors, joist producers, and OEMs. Some of the excess steel billet production at the Roanoke Bar Division is sold to mills without sufficient melting capacities, including our Steel of West Virginia facility. Our steel fabrication operations also purchase angles from our Roanoke facility. Steel of West Virginia's customers are primarily OEMs producing truck trailers, industrial lift trucks, merchant products, guardrail posts, manufactured housing, mining, and off-highway construction equipment. Steel of West Virginia's flexible manufacturing capabilities enable us to meet demand for a variety of custom-ordered and designed products. Many of these products are produced in small quantities for low volume end uses resulting in a wide variety of customers, the largest of which are in the truck trailer and industrial lift truck industries.

        Competition.    Our structural steel products compete with various electric arc furnace structural steelmakers, some of which have cost structures and flexible management cultures similar to our own, and we compete with alternative structural and manufacturing materials. We also believe, however, that both geography and product choice play significant roles. There are currently no other structural mills located in the Midwest, one of the largest structural steel consuming regions in the U.S., and we provide customer service benefits to service centers, fabricators and manufacturers located in the region. We provide a broad product mix, focusing on the mid-range and larger sections served only by a few other competitors from locations more remote than our facility. Most of Canada's structural steel consumption is located in Canada's eastern provinces, closer to us than our two largest competitors.

        At present, the rail market is principally served by two other domestic producers who have the capability to produce either standard or premium rail. However, they are limited to producing rail in 80 feet lengths and do not own welding operations. We can produce rail in lengths up to 320 feet and weld to lengths of 1,600 feet, requiring far fewer welds for our rail customers. There are currently no rail producers in Canada and Mexico. Global competitors include high quality integrated and electric arc furnace steel producers in Europe and Asia.

        Our Engineered Bar Division competes with a number of other domestic producers of SBQ and MBQ. We are among the largest and most diversified suppliers of engineered SBQ in North America. Our customer service, centralized geographic location, just-in-time delivery and Vendor Management Inventory program further differentiates us from other suppliers. Steel West Virginia competes in the specialty shape products market with other domestic and European operations by being able to provide small quantity niche products unique to our customer manufacturing capabilities.

Metals Recycling and Ferrous Resources Operations

        This operating segment primarily includes our metals recycling operations (OmniSource), liquid pig iron production facility, Iron Dynamics, and Minnesota ironmaking operations. Our metals recycling and ferrous resources operations segment accounted for 28%, 32%, and 32% of our consolidated net sales in 2014, 2013, and 2012, respectively.

METALS RECYCLING

        OmniSource includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services in over 90 locations, placed primarily in the Midwest and Southeast portion of the United States and are the most significant source of income in this segment. In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at over 500 locations throughout North America. Our metals recycling operations represented 87%, 91%, and 94% of this segment's net sales during 2014, 2013, and 2012, respectively. Our steel mills utilize a portion of the ferrous scrap processed through OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In 2014, 2013, and 2012, OmniSource supplied our steel mills with approximately 44%, 45%, and 51%, respectively, of the tons of their ferrous raw material requirements, representing approximately 48%, 44%, and 46%, respectively, of OmniSource's 2014, 2013, and 2012, ferrous shipped tons.

        OmniSource processed and/or brokered approximately 5.6 million gross tons and 5.5 million gross tons of ferrous material, during 2014 and 2013, respectively, and approximately 1.2 billion pounds and 1.1 billion pounds of nonferrous material, during 2014 and 2013, respectively. During 2014 and 2013, approximately 7% and 6%, respectively, of OmniSource's revenue were from export sales primarily from nonferrous materials.

        We sell various grades of processed ferrous scrap to steel mills and foundries. Ferrous scrap metal is the primary raw material for electric arc furnaces, such as our steel mills. In addition, we sell various grades of nonferrous metals such as copper, brass, aluminum and stainless steel to aluminum, steel and ingot manufacturers, brass and bronze ingot makers, copper refineries and mill, smelters, specialty mills, alloy manufacturers, and other consumers.

        We purchase ferrous and nonferrous scrap metals, processed and unprocessed, in a variety of forms for our metals recycling facilities.

        Ferrous scrap comes from two primary sources:

  •
  Manufacturers and industrial plants, metal fabrication plants, machine shops and factories, which generate ferrous scrap referred to as prompt or industrial scrap, and

  •
  Scrap dealers, retail individuals, auto wreckers, demolition firms and others who generate steel and iron scrap, referred to as "obsolete" scrap. Obsolete scrap includes post-consumer waste, demolition of steel structures and automobiles, and represents a significant source of scrap generation.

        Nonferrous scrap comes from three primary sources:

  •
  Manufacturers and other nonferrous scrap sources, which generate or sell scrap aluminum, copper, stainless steel, and other nonferrous metals,

  •
  Producers of electric wire, telecommunication service providers, aerospace, defense and recycling companies that generate nonferrous scrap consisting primarily of copper wire, aluminum beverage cans, and various other metals and alloys, and

  •
  Retail individuals who sell material directly to our facilities, which they collect from a variety of sources.

        We do not purchase a material amount of scrap metal from a single source or from a limited number of major sources. Market demand and the composition, quality, size, weight and location of the materials are the primary factors that determine prices.

        Products.    Our metals recycling operations primarily involve the purchase, processing, and resale of ferrous and nonferrous scrap metals into reusable forms and grades. We process an array of ferrous products through a variety of methods, including sorting, shredding, shearing, cutting, torching, baling, briquetting, and breaking. Our major ferrous products include heavy melting steel, busheling, bundled scrap, shredded scrap and other scrap metal products, such as steel turnings and cast iron. These products vary in properties or attributes related to cleanness, size of individual pieces, and residual alloys. The necessary characteristics of the ferrous products are determined by the specific needs and requirements of the consumer and affect the individual product's relative value. In addition, we process various grades of nonferrous products, including aluminum, brass, copper, stainless steel, and other nonferrous metals. Additionally, we provide transportation logistics (truck, rail, and river barge), management services, marketing, brokerage, and consulting services related to the scrap industry.

        Customers.    We sell various grades of processed ferrous scrap to end-users, such as electric arc furnace steel mills, integrated steelmakers, foundries, secondary smelters, and metal brokers, who aggregate materials for other large users. Ferrous scrap metal is the primary raw material for electric arc furnaces, such as our steel mills. Most of our ferrous scrap customers purchase processed scrap through negotiated spot sales contracts which establish a quantity purchase for the month. The price we charge for ferrous scrap depends upon market demand and pricing, transportation costs, as well as, the quality and grade of the scrap. We sell various grades of processed nonferrous scrap to end-users such as aluminum sheet and ingot manufacturers, brass and bronze ingot makers, copper refineries, mills, smelters, specialty steelmakers, alloy manufacturers, wire and cable producers, utilities, and telephone networks. The price we charge for nonferrous scrap depends upon market demand and pricing, transportation costs, as well as, the quality and grade of the scrap.

        Competition.    Scrap is a global commodity influenced by conditions in a number of industrialized and emerging-markets throughout Asia, Europe and North America. The markets for scrap metals are highly competitive, both in the purchase of raw or unprocessed scrap, and the sale of processed scrap. With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting obsolete scrap. In many cases we also purchase unprocessed scrap metal from smaller scrap dealers and other processors. Successful procurement of materials is determined primarily by the price offered by the purchaser for the raw scrap and the proximity of our processing facility to the source of the raw scrap. Both ferrous and nonferrous scrap sells as a commodity in both national and international markets, which are affected by relative economic conditions, currency fluctuations, and the availability and cost of transportation. Competition for sales of processed scrap is based primarily on the price, quality, and location of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery.

        We also face potential competition for sales of processed scrap from other producers of steel products, such as electric arc furnace and integrated steel mills, some of which are vertically integrated in the scrap metals recycling business. In addition, other steel mills may compete with us in attempting to secure scrap supply through direct purchasing from our scrap suppliers. Scrap metal processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, direct reduced iron, and other forms of processed iron. The availability and relative prices of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices and/or lower demand for our scrap products.

        The industry is highly fragmented with many smaller family-owned companies, many regional scrap companies, along with a number of national and global companies, each of which has multiple locations in areas in which OmniSource also operates. No single scrap metals recycler has a significant market share in the domestic market.

FERROUS RESOURCES

        Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota ironmaking operations, consisting of an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate.

  Iron Dynamics

        IDI produces liquid pig iron and hot briquetted iron (HBI) that serves as a substitute for a portion of the metallic raw material mix that goes into our electric arc furnaces to produce steel. Direct reduced iron (DRI) is a metallic product made from mill scale and iron ore "fines" that has been reduced in a rotary hearth furnace, using natural gas and coal. The reduction method employed by IDI uses coal as the reducing agent. The DRI is either compacted by briquetters to form HBI, or is processed further to produce liquid pig iron. HBI can be immediately used in our melting furnaces or stockpiled for later use. Liquid pig iron is tapped from IDI's submerged arc furnace and immediately transferred in ladles to the adjacent Butler Flat Roll Division, where it is combined with ferrous scrap in the mill's electric arc furnaces.

        IDI's primary focus is to maximize liquid pig iron production, due to the inherent economic benefits achieved when the material is used in the steelmaking process, such as reduced energy cost, reduced materials cost, and quicker melting cycles. During 2014 and 2013, respectively, IDI produced 250,000 and 255,000 metric tons, of which 93% and 94%, was liquid pig iron. We have used and plan to continue to use all of the facility's output in our Butler Flat Roll Division steelmaking operations.

  Minnesota Ironmaking Operations—Mesabi Nugget, Mesabi Mining, and Mining Resources

        Our Minnesota ironmaking operations consists of Mesabi Nugget, (owned 82% by us); our iron concentrate and potential future iron mining operations, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 81% by us). Mesabi Nugget is the world's first commercial ironmaking facility to use the ITmk3® process, an iron-nugget production technology pioneered by Kobe Steel, Ltd., which they are licensing to the venture. The facility's estimated annual production capacity is 430,000 metric tons. In 2014, 2013 and 2012, Mesabi Nugget produced 241,000, 214,000 and 178,000 metric tons of iron nuggets, respectively, for use by our own steel mills. We have experienced operational, quality control or production cost challenges in implementing this ironmaking process and have continued to modify, re-engineer, and further refine this process. We have also changed or modified equipment configurations with resulting increased plant availability, increased production, and improved quality. During the fourth quarter of 2014, our Minnesota ironmaking operations, and Mesabi Nugget specifically, reached a steady operating state, indicating a consistency in the operation's production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials. Given this, we undertook an assessment of the recoverability of the carrying value of our Minnesota ironmaking operation's fixed assets. With our current outlook regarding future operating costs and product pricing, we concluded that the carrying value of these fixed assets was no longer fully recoverable, and the fixed assets were in fact impaired. This assessment resulted in a $260.0 million impairment charge, including amounts attributable to noncontrolling interests of $46.5 million, recorded in the Metals Recycling and Ferrous Resources operating segment. Please refer to Note 1 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information regarding the impairment charge.

        Our Mining Resources operations, which involve the extraction of iron tailings from previously developed stockpiles or water filled tailings basins, provide iron ore tailings to be concentrated for use by Mesabi Nugget as low-cost iron concentrate to the nugget production process. Mining Resources started operations in 2012, and effectively ramped up operations in 2013, producing 407,000 and 400,000 metric tons of iron concentrate, during 2013 and 2014, respectively. However, in 2014 we experienced higher costs due to reduced iron recovery rates from the tailings basins, prompting the need to install enhanced recovery equipment, which is taking place in the first quarter of 2015. Due to this and a temporary excess supply of nugget inventory at our steel mills, we have decided to warm-idle our Minnesota ironmaking operations for a period of 6 to 8 weeks beginning in mid-February 2015.

Steel Fabrication Operations

        Our steel fabrication operations include six New Millennium Building Systems plants that primarily serve the non-residential construction industry. Our facilities located in Butler, Indiana; Lake City, Florida; Salem, Virginia; Hope, Arkansas; Fallon, Nevada; and Juarez, Mexico, give us a national operating footprint that allows us to serve the entire U.S. construction market, as well as national accounts, such as large retail chains.

        Steel fabrication operations accounted for 7%, 6%, and 5% of our consolidated net sales during 2014, 2013, and 2012, respectively. We sold 481,000 tons and 367,000 tons of joist and deck products, during 2014 and 2013, respectively. Our steel operations supply a substantial portion (approximately 51% in 2014) of the steel utilized in our fabrication manufacturing operations.

        Products:    Our fabrication operations produce steel building components, including steel joists, girders, trusses and steel decking. Our individual joist products include bowstring, arched, scissor, double-pitched and single-pitched joists. Our Indiana, Florida, Virginia, and Arkansas plants also produce a full range of steel roof, form, and composite floor decking.

        Customers.    Our primary fabrication customers are non-residential steel fabricators. Other customers include metal building companies, general construction contractors, developers, brokers and governmental entities. Our customers are located throughout the United States, including national accounts.

        Markets.    Our fabrication operations primarily serve the non-residential construction industry. The steel joist and deck market in the U.S. was approximately 1.3 million tons in 2012, increased to 1.5 million tons in 2013 and further increased to 1.7 million tons in 2014, based on trade association estimates. Based on this information, our fabrication operations' growth rate outpaced the steel joist and deck market growth in each of 2014 and 2013 by 11% and 14% respectively. This resulted in our market share increasing in 2014 to approximately 30% from that in 2013 of approximately 27%. We believe we are well positioned with our national footprint to continue to grow as the market continues to strengthen, as we have unused capacity that can be deployed as needed.

        Competition.    We compete with other North American joist and steel decking producers primarily on the basis of price, quality, customer service, and proximity to the customer. Our national footprint allows us to service the entire U.S. construction market, as well as national accounts such as large retail chains.

  Sources, Availability, and Cost of Steel and Other Operations' Raw Materials

        Scrap Metals.    The principal raw material of our steel operations segment is scrap metal derived from, among other sources "home scrap," generated internally at steel mills themselves; industrial scrap, generated as a by-product of manufacturing; and "obsolete" scrap recycled from end-of-life automobiles, appliances, railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines.

        Ferrous scrap typically comprises more than 80% of the metallic melt mix in electric arc furnace steelmaking, in contrast to integrated mill steelmaking, where the proportion of scrap has traditionally been approximately 25% to 35%. Depending upon the scrap substitute material that may be available from time to time, and the relative cost of such material, the percentage of scrap used in our steelmaking operations could be increased or reduced in our metallic melt mix.

        Many variables can impact scrap prices, all of which reflect the pushes and pulls of the supply demand equation. These factors include the level of U.S. steel production (for high-quality, low-residual scrap is a by-product of steel manufacturing activity), the level of exports of scrap from the United States, the amount of obsolete scrap production. Generally, as domestic steel demand increases, so does scrap demand and resulting scrap prices. The reverse is also normally, but not always, true with scrap prices following steel prices downward when supply exceeds demand.

        The following table provides pricing per gross ton from American Metal Market (AMM) and Iron Age (Pig Iron) estimates for ferrous materials used in steel production:

Ferrous Material Pricing

        The price of ferrous scrap, as a commodity, has tended to be volatile, rising and falling with supply and demand and not always in lock step with or in proportion to the market price of steel. When scrap costs greatly accelerate, this threatens one of the principal elements of an electric arc furnace based steel mill's traditional lower cost structure—the cost of its metallic raw material. Therefore, having a lower cost alternative source of iron for a portion of a mill's melt mix, if realizable, would partially buffer the effects of high scrap prices and scrap price volatility. With the growing proportion of electric arc furnace steel production, both worldwide and domestically, we believe that the benefit of developing a cost-effective alternate iron source as a hedge to augment scrap, our primary raw material, makes good economic sense in the long run.

        Iron Units.    In addition to scrap, direct reduced iron, hot briquetted iron, pig iron, and iron nuggets are used in electric arc furnace steel mill production. During 2014 and 2013, we consumed

7.6 million tons and 6.3 million tons, respectively, of metallic materials in our steelmaking furnaces, of which, iron units other than scrap, represented approximately 9% and 8% of the tons in 2014 and 2013, respectively. Of these iron substitute units consumed, our Iron Dynamics and Minnesota ironmaking operations, together, supplied 92% (excluding Columbus) and 95% of these iron units in 2014 and 2013, respectively.

Energy Resources

        Electricity.    Electricity is a significant input required in the electric arc furnaces in our steelmaking operations (excluding The Techs), representing 5% of steel production costs of goods sold in 2014 and 2013. We have entered into a fixed price interruptible electricity supply agreement that extends through December 31, 2015, for our Butler Flat Roll Division. The contract allows our supplier to interrupt service in the event of an emergency or in response to various market conditions. Our Columbus Flat Roll Division, Roanoke Bar Division and Steel of West Virginia have entered into fixed price contracts, while our Engineered Bar Products Division has a combination of fixed pricing and market pricing for the various components of the electrical services (demand charge, energy charge, riders, etc.). Our Structural and Rail Division purchases electricity at current market prices.

        Natural Gas.    We purchase a portion of our steel operations' natural gas requirements at market prices and a portion by entering into hedging transactions on the futures markets for ultimate physical delivery in order to help minimize price volatility. These contracts typically have duration of up to 24 months, but on occasion may extend further. Natural gas represented 1.5% and 1.3% of steel operations (excluding The Techs) costs of goods sold in 2014 and 2013, respectively.

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

Research and Development

        Our research and development efforts have consisted of efforts to develop or improve our products and operating processes, and our efforts to develop and improve alternative ironmaking technologies through Iron Dynamics and our Minnesota ironmaking operations. Most of these research and development efforts have been conducted in-house by our employees.

Environmental Matters

        Our operations are subject to substantial and evolving local, state, and federal environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water and to sewer systems, and the generation, handling, storage, transportation, treatment and disposal of solid and hazardous wastes. Our manufacturing operations are dependent upon permits regulating discharges into the air or into the water or the use and handling of by-products in order to operate our facilities. We dedicate considerable resources aimed at achieving material compliance with federal and state laws concerning the environment. While we do not currently believe that our future compliance efforts with such provisions will have a material adverse effect on our results of operations, cash flows or financial condition, this is subject to change in the evolving regulatory environment in which we operate.

        Since the level of enforcement of environmental laws and regulations, or the nature of those laws that may be enacted from time to time are subject to changing social or political pressures, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The cost of current and future environmental compliance may also place U.S. steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations.

        Pursuant to the Resource Conservation and Recovery Act, or RCRA, which governs the treatment, handling and disposal of solid and hazardous wastes, the United States Environmental Protection Agency, or U.S. EPA, and authorized state environmental agencies may conduct inspections to identify areas where there may have been releases of solid or hazardous constituents into the environment and require the facilities to take corrective action to remediate any such releases. RCRA also allows citizens to bring certain suits against regulated facilities for potential damages and cleanup. Our steelmaking and certain other facilities generate wastes subject to RCRA. Our manufacturing operations produce various by-products, some of which, for example, electric arc furnace or EAF dust, are categorized as solid or hazardous waste, requiring special handling for disposal or for the recovery of metallics. We collect such by-products in pollution controlled equipment, such as baghouses, and either dispose of or recycle these by-products. While we cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action at these facilities, the costs of which could be substantial.

        Under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the U.S. EPA and, in some instances, private parties have the authority to impose joint and several liability for the remediation of contaminated properties upon generators of waste, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. Many states have statutes and regulatory authorities similar to CERCLA and to the U.S. EPA. We have a number of material handling agreements with various contractors to properly dispose of or recycle our electric arc furnace dust and certain other by-products of our operations. However, we cannot assure that, even if there has been no fault by us, we may not still be cited as a waste generator by reason of an environmental cleanup at a site to which our by-products were transported.

        The Clean Water Act and similar state laws apply to aspects of our operations and impose regulatory burdens related to the discharge of wastewater, stormwater and dredged or fill material. U.S. EPA, states and, in certain instances, private parties have the ability to bring suit alleging violations and seeking penalties and damages. The Clean Water Act's provisions can require new or expanded water treatment investments to be made and can limit or even prohibit certain current or planned activities at our operations.

        The Clean Air Act and analogous state laws require many of our facilities to obtain and maintain air permits in order to operate. Air permits can impose new or expanded obligations to limit or prevent current or future emissions and to add costly pollution control equipment. Enforcement can be brought by U.S. EPA, the states and, in certain instance, private parties and can result in large penalties and injunctive relief.

        In addition, there are a number of other environmental, health and safety laws and regulations that apply to our facilities and may affect our operations. By way of example and not of limitation, certain portions of the federal Toxic Substances Control Act, Oil Pollution Act, Safe Drinking Water Act and Emergency Planning and Community Right-to-Know Act, as well as state and local laws and regulations implemented by the regulatory agencies, apply to aspects of our facilities' operations. Many of these laws allow both the governments and citizens to bring certain suits against regulated facilities for alleged environmental violations. Finally, any steelmaking and metals recycling company could be subject to certain toxic tort suits brought by citizens or other third parties alleging causes of action such as nuisance, negligence, trespass, infliction of emotional distress, or other claims alleging personal injury or property damage.

Employees

        We emphasize decentralized decision-making and responsibility and have established performance-based incentive compensation programs specifically designed to enhance productivity, improve profitability, control costs and foster innovation. Our work force consisted of approximately 7,780 full time employees at December 31, 2014, of which approximately 9% were represented by collective bargaining agreements. The largest group of unionized employees is at Steel of West Virginia. The remaining unionized employees are located in five different OmniSource metals recycling locations, each of which has its own agreement. We believe that our relationship with our employees is good.

Available Information

        Our internet website address is http://www.steeldynamics.com. We make available on our internet website, under "Investor Center," free of charge, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, our Code of Business Conduct and Ethics, and any amendments thereto to or waivers thereof, as well as our Audit, Compensation and Nominating and Corporate Governance Committee Charters. We do not intend to incorporate the contents of our or any other website into this report.

ITEM 1A.    RISK FACTORS

        Many factors could have an effect on our financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business and financial conditions. The factors described below represent our principal risks.

Risks Related to our Industry

Our industry is affected by domestic and global economic factors including the risk of a new or prolonged recession.

        Our financial results are substantially dependent not only upon overall economic conditions in the United States, in Europe and in Asia, but also as they may affect one or more of the industries upon which we depend for the sale of our products. Prolongation of the recovery from the recession that began in 2008 could stifle improving customer confidence and adversely affect demand for our products and further adversely affect our business. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during periods of economic downturn or continued uncertainty, including the pace of domestic non-residential construction activity.

        Our business is also dependent upon certain industries, such as automotive, commercial, residential and government construction, transportation, agriculture, industrial machinery, pipe and tube, energy, original equipment manufacturing, and metals service center industries, and these industries are also cyclical in nature. Therefore, these industries may experience their own fluctuations in demand for our products based on such things as economic conditions, energy prices, consumer demand and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of volatility in our industry or in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve were to suffer a downturn, then our business may be adversely affected.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and some of the industries we serve.

        The steel manufacturing business is cyclical in nature, and the selling price of the steel we make may fluctuate significantly due to many factors beyond our control. Furthermore, many of our products are commodities, subject to their own cyclical fluctuations in supply and demand in both metal consuming and metal generating industries, including the construction industry. The timing, magnitude and duration of these cycles and the resulting price fluctuations are difficult to predict. The sale of our manufactured steel products is directly affected by demand for our products in other cyclical industries, such as automotive, commercial, residential and government construction, transportation, agriculture, industrial machinery, pipe and tube, energy, original equipment manufacturing, and metals service center industries. Economic difficulties, stagnant global economies, supply/demand imbalances and currency fluctuations in the United States or globally could decrease the demand for our products or increase the amount of imports of steel into the United States, which could decrease our sales, margins and profitability.

The scrap metal recycling industry has historically been, and is expected to remain, highly cyclical and this could have a material adverse effect on our metals recycling operations' results.

        Scrap metal prices have become increasingly volatile, and operating results within the metals recycling industry in general have historically been cyclical, and are expected to remain highly cyclical in nature. Similarly, but not necessarily paralleling the price fluctuations in the steel business, the purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process, or which we resell to others through our metals recycling operations, are also highly volatile.

During periods of increased imports, scrap metal prices may become depressed and adversely affect the sales, profitability and margins of our scrap business. As a metals recycler, we may attempt to respond to changing recycled metal selling prices by adjusting the scrap metal purchase prices we pay to others, but our ability to do this may be limited by competitive or other factors during periods of low scrap prices, when inbound scrap flow may slow considerably, as scrap generators hold on to their scrap in hopes of getting higher prices later. As such, a prolonged period of low scrap prices could reduce our ability to obtain, process and sell recycled materials and this could adversely affect our metals recycling operations' results. Conversely, periodic increased foreign demand for scrap can result in an outflow of available domestic scrap, as well as resulting higher scrap prices domestically that cannot always be passed on to domestic scrap consumers, thereby further reducing available domestic scrap flows and scrap margins, all of which could adversely affect our sales and profitability of our scrap business. Additionally during periods of high demand and resulting higher scrap prices, ferrous scrap consumers may seek and develop ferrous scrap alternatives, including pig iron and direct reduced iron. The availability and pricing of these scrap alternatives in the domestic market may have a longer term impact on scrap pricing, particularly in prime grades, which could adversely affect our sales, profitability and margins.

Imports of steel into the United States have adversely affected, and may again adversely affect, United States steel prices, which could impact our sales, margins and profitability.

        Global steelmaking capacity currently exceeds global consumption of steel products. Such excess capacity sometimes results in steel manufacturers in certain countries exporting steel at prices that are lower than prevailing domestic prices, and sometimes at or below their cost of production. Excessive imports of steel into the United States, such as the record levels in 2014, have exerted, and may continue to exert, downward pressure on U.S. steel prices which negatively affects our ability to increase our sales, margins, and profitability. This may also adversely impact domestic demand for ferrous scrap and our ferrous metallics margins. U.S. steel producers compete with many foreign producers, including those in China. Competition from foreign producers is typically strong and is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries. A higher volume of steel exports to the U.S. tend to occur at depressed prices when steel producing countries experience periods of economic difficulty, decreased demand for steel products or excess capacity.

        In addition, we believe the downward pressure on, and periodically depressed levels of U.S. steel prices in some recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are sometimes influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. However, while some tariffs and quotas are periodically put into effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., there is no assurance that tariffs and quotas will always be levied, even if otherwise justified, and even when imposed many of these are only short-lived. When such tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

China's current steelmaking overcapacity in relation to its steel consumption could have a material adverse effect on domestic and global steel pricing and could result in increased steel imports into the United States.

        The significant growth of new Chinese steel production capacity that began in the 2000s, coupled with the slowdown in Chinese steel consumption that began in 2008, has resulted in Chinese steel production capacity that far exceeds that country's current demand and has made China a major global exporter of steel. This combination of a slowdown in China's economic growth and steel consumption and its own expansion of steelmaking capacity generally results in a weakening of steel pricing. Should Chinese steelmaking capacity remain the same or further increase in relation to its demand, China might not only remain a net exporter of steel, but many Asian and European steel producers whose steel output previously fed China's steel import needs could redirect their steel into the U.S. market through increased steel imports, causing a further erosion of margins or negatively impacting our ability to increase our prices.

The worldwide economic downturn that began in 2008 and the difficult conditions in the global industrial, capital and credit markets that resulted, have adversely affected and may continue to adversely affect our industry, as well as the industries of many of our customers and suppliers upon whom we are dependent.

        Many of the markets in which our customers participate, such as automotive, commercial, residential and government construction, transportation, agriculture, industrial machinery, pipe and tube, energy, original equipment manufacturing, and metals service center industries, are cyclical in nature and experience significant fluctuations in demand for our steel products based on economic conditions, consumer demand, raw material and energy costs, and decisions by our government to fund or not fund infrastructure projects such as highways, bridges, schools, energy plants, railroads and transportation facilities. Many of these factors are beyond our control. These markets are highly competitive, to a large extent driven by end-use markets, and may experience overcapacity, all of which may affect demand for and pricing of our products.

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

        Steel producers require large amounts of raw materials, including scrap metal and scrap substitute products such as pig iron, pelletized iron and other supplies such as graphite electrodes and ferroalloys. Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. Moreover, some of our integrated steel producer competitors are not as dependent as we are on scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, give them a raw material cost advantage over mini-mills. While our vertical integration into the metals recycling business through our OmniSource operations and into the ironmaking business, through our Iron Dynamics facility and our Minnesota ironmaking operations should enable us to continue being a cost-effective supplier to our steelmaking operations, for some of our metallics requirements, we will still need to rely on other metallics and raw material suppliers, as well as upon general industry supply conditions for the balance of our needs.

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

        If prices for ferrous metallics increase by a greater margin than corresponding price increases for the sale of our steel products, we may not be able to recoup such cost increases from increases in the selling prices of steel products. Conversely, depressed prices for ferrous scrap may constrain its supply, which may adversely affect our metals recycling operations and also the availability of certain grades of scrap for our steelmaking operations. Additionally, our inability to pass on all or any substantial part of any cost increases during periods of rapidly rising scrap prices, through scrap or other surcharges, or to provide for our customers' needs because of the potential unavailability of key raw materials or other inputs, may result in production curtailments or may otherwise have a material adverse effect on our business, financial condition, results of operations or prospects.

The cost and availability of electricity and natural gas are also subject to volatile market conditions.

        Steel producers like us consume large amounts of energy, inasmuch as mini-mills melt ferrous scrap in electric arc furnaces and use natural gas to reheat steel or steel billets for rolling into finished products. We rely on third parties for the supply of energy resources we consume in our steelmaking activities. The prices for and availability of electricity, natural gas, oil and other energy resources are also subject to volatile market conditions, often affected by weather conditions as well as political and economic factors beyond our control. As large consumers of electricity and gas, we must have dependable delivery in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters or by political considerations would substantially disrupt our production. In addition, a significant portion of our finished steel products are delivered by truck. Unforeseen fluctuations in the price of fuel attributable to fluctuations in crude oil prices would also have a negative impact on our costs or on the costs of many of our customers. In addition, changes in certain environmental regulations in the U.S., including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions legislation could substantially increase the cost of manufacturing and raw materials, such as energy, to us and other U.S. steel producers.

Fluctuations in the value of the United States dollar relative to other currencies may adversely affect our business.

        Fluctuations in the value of the dollar can be expected to affect our business. A strong U.S. dollar, such as was experienced in 2014, makes imported metal products less expensive, potentially resulting in more imports of steel products into the U.S. by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports.

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

  •
  the discharge of materials into the air, including periodic changes to the National Ambient Air Quality Standards and to emission standards;

  •
  the management and treatment of wastewater and storm water;

  •
  the remediation of soil and groundwater contamination;

  •
  global climate change legislation or regulation;

  •
  the need for and the ability to timely obtain air, water or other operating permits;

  •
  the timely reporting of certain chemical usage, content, storage and releases;

  •
  the remediation and reclamation of land used for iron mining;

  •
  natural resource damages; and

  •
  the protection of our employees' health and safety.

        Compliance with environmental laws and regulations, which affect our steelmaking, metals recycling and ironmaking operations, is a significant factor in our business. We are required to obtain and comply with environmental permits and licenses, and failure to obtain or renew or the violation of any permit or license could result in substantial fines and penalties, suspension of operations and/or the closure of a subject facility. Similarly, delays, increased costs and/or the imposition of onerous conditions to the securing or renewal of operating permits, such as those required by our Minnesota ironmaking operations, could have a material adverse effect on these operations.

        Private parties might also bring claims against us under citizen suit provisions and/or for alleged property damage or personal injury resulting from the environmental impacts of our operations. Moreover, legal requirements change frequently, are subject to interpretation and have tended to become more stringent over time. Uncertainty regarding adequate pollution control levels, testing and sampling procedures, and new pollution control technology are factors that may increase our future compliance expenditures. We are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations. Although we work hard to be in substantial compliance with all applicable laws and regulations, legal requirements frequently change and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate pollution control levels, testing and sampling procedures, and evolving pollution control technology are among the factors that may increase our future expenditures to comply with environmental requirements. The cost of complying with existing laws or regulations as currently interpreted or reinterpreted in the future, or with future laws or regulations, may have a material adverse effect on our results of operations and financial condition.

        Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as solid or hazardous waste. For example, our mills generate electric arc furnace (EAF) dust, which the United States Environmental Protection Agency (U.S. EPA) and other regulatory authorities classify as hazardous waste and regulate accordingly.

        In addition, the primary feed materials for the shredders operated by our metals recycling operations include automobile hulks and obsolete household appliances. A portion of the feed materials consist of unrecyclable material known as shredder residue. If laws or regulations, the interpretation of the laws or regulations, or testing methods change with regard to EAF dust or shredder residue, we may incur significant additional expenditures.

        The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") enables the U.S. EPA, state agencies and certain private parties to recover from owners, operators, generators and transporters the cost of investigation and cleanup of sites at which hazardous substances were disposed. In connection with CERCLA and analogous state laws, we may be required to clean up contamination discovered at our sites including contamination that may have been caused by former owners or operators of the sites, to conduct additional cleanup at sites that have already had some cleanup performed, and/or to perform cleanup with regard to sites formerly used in connection with our operations.

        In addition, we may be required to pay for, or to pay a portion of, the costs of cleanup at sites to which we sent materials for disposal or recycling, notwithstanding that the original disposal or recycling activity may have complied with all regulatory requirements then in effect. Pursuant to CERCLA, a party can be held jointly and severally liable for all of the cleanup costs associated with a disposal site. In practice, a liable party often splits the costs of cleanup with other potentially responsible parties. We have received notices from the U.S. EPA, state agencies and third parties that we have been identified as potentially responsible for the cost of investigating and cleaning up a number of disposal sites. In most cases, many other parties are also named as potentially responsible parties.

        Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because the U.S. EPA and state agencies are still discovering sites that pose a threat to public health or the environment, we can provide no assurance that we will not become liable for significant costs associated with investigation and remediation of CERCLA cleanup sites.

        CERCLA, including the Superfund Recycling Equity Act of 1999, limits the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to a number of limitations and may be found not to apply to all instances of recycling activity that we conduct.

Increased regulation associated with climate change and greenhouse gas emissions could impose significant additional costs on both our steelmaking and metals recycling operations.

        The United States government or various governmental agencies may introduce additional regulatory changes in response to the potential impacts of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and greenhouse gas, or GHG emissions, could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations.

        From a medium and long-term perspective, we are likely to see an increase in costs relating to our assets that emit significant amounts of greenhouse gases as a result of these regulatory initiatives. These regulatory initiatives may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, operating performance and ability to compete.

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
  create liens on property;

  •
  make some capital expenditures;

  •
  enter into transactions with affiliates or related persons;

  •
  issue or sell stock of certain subsidiaries;

  •
  sell or transfer assets; and

  •
  enter into mergers, , acquisitions or consolidations, or some joint ventures.

        A breach of any of the restrictions or covenants could cause a default under our senior secured credit facility, our senior notes, or our other debt. A significant portion of our indebtedness then may become immediately due and payable if the default is not remedied.

        Under our senior secured credit facility, we are required to maintain certain financial covenants tied to our leverage and profitability. Our ability to meet such covenants or other restrictions can be affected by events beyond our control. If a default were to occur, the lenders could elect to declare all amounts then outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our receivables and inventories and all shares of capital stock or other equity interests of our subsidiaries and intercompany debt held by us as collateral for our senior secured credit facility.

We may face significant price and other forms of competition from other steel producers, scrap processors and alternative materials, which could have a material adverse effect on our business, financial condition, results of operation or prospects.

        The global markets in which steel companies and scrap processors conduct business are highly competitive and became even more so due to the recent global economic downturn and consolidations in the steel and scrap industries. Additionally, in many applications, steel competes with other materials, such as aluminum, cement, composites, plastics, carbon fiber, glass and wood. Increased use of alternative materials could decrease demand for steel and combined with increased competition could cause us to lose market share, increase expenditures or reduce pricing, any one of which could have a material adverse effect on our business, financial condition, results of operations or prospects. The global steel industry suffers from over-capacity, and that excess capacity intensifies price competition in some of our products. A decrease in the global demand for steel scrap, due to market or other conditions, generally causes a decrease in the price of scrap metals. A decrease in price could result in some scrap generators exiting the marketplace which could further decrease the availability of scrap. This shortage in availability of scrap could have a material adverse effect on both our steelmaking and our metals recycling operations and thus on our business, financial condition, results of operations or prospects.

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

        We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell recyclable metal to us. In periods of low industry prices, suppliers may elect to hold recyclable metal to wait for higher prices or intentionally slow their metal collection activities. If a substantial number of suppliers cease selling recyclable metal to us, we will be unable to recycle metal at desired levels and our results of operations and financial condition could be materially adversely affected. In addition, a slowdown of industrial production in the U.S. reduces the supply of industrial grades of metal to the metal recycling industry, resulting in our having less recyclable metal available to process and market.

We may face risks associated with the implementation of our growth strategy.

        Our growth strategy subjects us to various risks. As part of our growth strategy, we may expand existing facilities, enter into new product or process initiatives, acquire or build additional plants, acquire other businesses and metals assets, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

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

        These initiatives or transactions might be required for us to remain competitive, but we may not be able to complete any such transactions on favorable terms or obtain financing, if necessary. Future transactions may not improve our competitive position and business prospects as anticipated, and if they do not, our sales and earnings may be significantly reduced.

Technology, operating and start-up risks, as well as commodity market risks associated with our Mesabi Nugget ironmaking project may prevent us from realizing its anticipated benefits and could result in a loss of all or a part of our investment.

        While we and certain of our current and former joint venture partners built and operated a successful small scale pilot plant on the Mesabi Iron Range in Minnesota for the production of a cost effective iron nugget using Kobe Steel's proprietary ITmK3® ironmaking process, we have experienced numerous technology, operational, production, quality control, market and commodity cost risks associated with the start-up and operation of the world's first full scale commercial nugget plant, Mesabi Nugget, utilizing this technology. While we have recently achieved consistent production results and a sustainable cost structure, and while we continue to work to improve, there can be no assurance at this time that our original expectations that this ironmaking project might be capable of maintaining that consistency of producing high-quality iron nuggets for use as a scrap substitute feed stock in our steelmaking operations, and in sufficient quantities and at a cost that will compare favorably with the cost of ferrous scrap and other more conventional scrap substitute products, including pig iron, will be achieved. During the extended start-up and operation of the project we have continued to experience various systems or process difficulties, output quantity and quality limitations, and raw material consumption rate and cost issues. As a result, we have encountered losses, though diminishing in amount, and the expected cost benefits from the development of this iron nugget product have diminished, and in the fourth quarter of 2014 we took a pretax, noncash fixed asset impairment charge of $260 million ($213 million, adjusted to reflect our joint venture ownership percentage). In addition, we have encountered and could continue to encounter additional commodity market risk if the cost to manufacture the nuggets continues to be greater than projected or if the relative market price of scrap and other scrap substitutes (particularly pig iron), for which this iron nugget product is intended as a lower cost substitute, continues to be lower than projected, which could render our nuggets non-economical. Moreover, we are undertaking certain ancillary ventures related to the ironmaking process, such as our nearby Mesabi Mining facility for which we have been and are continuing to seek operating permits to allow us to mine low cost taconite ore for use in the production of nuggets. Mining is a business in which we have no previous experience and which is also subject to possible permitting and environmental risks and uncertainties.

We are subject to litigation which could adversely affect our profitability.

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes. We are currently involved, along with other steel manufacturing companies, in several class action antitrust complaints filed in federal court in Chicago, Illinois, which allege a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States, during a period between 2005 and 2007, by artificially restricting the supply of such steel products. One of the complaints was brought on behalf of a purported class consisting of all direct purchasers of steel products. A second complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period. An additional complaint was brought in December of 2010, on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaints. All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. Plaintiffs filed a Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs' Motion for Class Certification. A hearing on class certification was held on March 5 and 6 and on April 11, 2014, and the matter remains under advisement. A number of other original defendants have reached settlements with plaintiffs in the direct case. Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation.

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

We may face risks to the security of our information technology.

        Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cyber crime pose a risk to the security of our systems, our information networks, and to the confidentiality, availability and integrity of our data, as well as to the functionality of our automated and electronically controlled manufacturing operating systems. Although we have adopted procedures and controls to protect our information and operating technology, including sensitive proprietary information and confidential and personal data, there can be no assurance that a system or network failure, or security breach, will be prevented. This could lead to system interruption, production delays or downtimes and operational disruptions, the disclosure, modification or destruction of proprietary and other key information, , which could have an adverse effect on our reputation, financial results and results of operations.

Governmental agencies may refuse to grant or renew some of our licenses and permits.

        We must receive licenses, air, water and other permits and approvals from state and local governments to conduct certain of our operations, such as our Minnesota ironmaking operations, or to develop or acquire new facilities. Governmental agencies sometimes resist the establishment of certain types of facilities in their communities, including scrap metal collection and processing facilities. Both Mesabi Nugget and Mesabi Mining have had difficulties securing or renewing all of their necessary permits, and there can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold. Failure to do so could have a material adverse effect on our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table describes our more significant properties as of December 31, 2014. These properties are owned by us and not subject to any significant encumbrances or are leased by us. We believe these properties are suitable and adequate for our current operations and are appropriately utilized. For additional information regarding our facilities please refer to Item 1. Business.

Operations	Location	Description	Site Acreage Owned		Site Acreage Leased
Steel Operations*
Butler Flat Roll Division:
Butler Operations	Butler, IN	Flat Roll Steel Mill and Coating Facility	1,082		—
Jeffersonville Operations	Jeffersonville, IN	Flat Roll Steel Coating Facility	27		10
Columbus Flat Roll Division	Columbus, MS	Flat Roll Steel Mill and Coating Facility	277		1,422
The Techs	Pittsburgh, PA	Flat Roll Steel Coating Facilities	16		2
Structural and Rail Division	Columbia City, IN	Structural and Rail Steel Mill	699		—
Engineered Bar Division	Pittsboro, IN	Engineered Bar Steel Mill and Finishing Facility	285		—
Roanoke Bar Division	Roanoke, VA	Merchant Bar Steel Mill	292		—
Steel of West Virginia	Huntington, WV	Specialty Shapes Steel Mill and Finishing Facility	49		—
Steel of West Virginia	Wurtland, KY		28		—
Steel of West Virginia	Memphis, TN		4		—
Metals Recycling and Ferrous Resources
OmniSource (representing over 90 locations):
Georgia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	82		9
Indiana	Multiple Cities	Ferrous and Nonferrous Scrap Processing	578		34
Michigan	Multiple Cities	Ferrous and Nonferrous Scrap Processing	316		23
North Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	446		7
Ohio	Multiple Cities	Ferrous and Nonferrous Scrap Processing	220		26
South Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	223		25
Tennessee	Multiple Cities	Ferrous and Nonferrous Scrap Processing	52		9
Virginia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	199		—
Iron Dynamics	Butler, IN	Liquid Ironmaking Facility	25		—
SDI LaFarga, LLC	New Haven, IN	Copper Wire Rod Facility	35		—
Mesabi Nugget	Hoyt Lakes, MN	Ironmaking Facility		**		**
Mesabi Mining	Hoyt Lakes, MN	Iron Ore Concentration and Grinding (Mining not developed)		**		**
Mining Resources	Chisholm, MN	Iron Ore Tailings Mining		***		***
Steel Fabrication Operations
New Millennium Building Systems:
Joist and Deck Operations	Butler, IN	Steel Joist and Deck Fabrication Facility	95		—
Joist and Deck Operations	Lake City, FL	Steel Joist and Deck Fabrication Facility	75		—
Joist and Deck Operations	Salem, VA	Steel Joist and Deck Fabrication Facility	62		—
Joist and Deck Operations	Hope, AR	Steel Joist and Deck Fabrication Facility	72		—
Joist Operations	Fallon, NV	Steel Joist Fabrication Facility	53		—
Joist Operations	Juarez, MX	Steel Joist Fabrication Facility	17		—
Corporate Headquarters	Fort Wayne, IN	Office Building (116,000 square feet)	20		—

*
For 2014, our steel mill production utilization was 88% of our estimated annual steelmaking capability, as compared to the domestic raw steel capability utilization of 78% according to AISI data, and global utilization of 76% according to the World Steel Association.

**
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

***
Mining Resources has leases for iron-bearing materials on 916 acres of iron tailings basins located in Chisholm, Minnesota.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

        We are involved, along with other steel manufacturing companies, in several class action antitrust complaints filed in federal court in Chicago, Illinois, which allege a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a period between 2005 and 2007, by artificially restricting the supply of such steel products. One of the complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products. A second complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period. An additional complaint was brought in December 2010, on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaints. All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. Plaintiffs filed a Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs' Motion for Class Certification. A hearing on class certification was held on March 5-7 and April 11, 2014, and the matter remains under advisement. It's unclear when the court will issue its ruling.

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

	Common Stock Market Price
			Dividends Declared
	High	Low
2014
First Quarter	$19.53	$15.80	$0.115
Second Quarter	19.07	17.00	0.115
Third Quarter	25.51	17.75	0.115
Fourth Quarter	23.58	18.83	0.115
2013
First Quarter	$16.16	$14.04	$0.110
Second Quarter	16.23	13.85	0.110
Third Quarter	17.57	14.96	0.110
Fourth Quarter	19.74	16.26	0.110

        As of February 17, 2015 we had 241,529,877 shares of common stock outstanding and held beneficially by approximately 21,000 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,570) is not representative of the number of beneficial holders.

        We declared our first quarterly cash dividend during July 2004 and continued quarterly dividends throughout 2014. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Total Return Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Steel Dynamics, Inc., the NASDAQ Composite Index, and the S&P Steel Index

*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ended December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected consolidated financial and operating data of Steel Dynamics, Inc. The selected consolidated operating, other financial and balance sheet data as of and for each of the years in the five-year period ended December 31, 2014, were derived from our audited consolidated financial statements. You should read the following data in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

        You should also read the following information in conjunction with the data in the table on the following page:

  •
  On September 16, 2014, we completed the acquisition of Severstal Columbus, LLC (Columbus). Located in northeast Mississippi, Columbus is one the newest and most technologically advanced sheet steel electric arc furnace mills in North America. Columbus operations are reflected in our steel operating segment from the date of acquisition.

  •
  In the fourth quarter 2014, we recorded a noncash impairment charge associated with the company's Minnesota ironmaking operations, which reduced 2014 operating and pretax income by $260.0 million, net income by $179.1 million, net income attributable to Steel Dynamics, Inc. by $132.6 million, and basic and diluted earnings per share by $0.55.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars and shares in thousands, except per share data)
Operating data:
Net sales	$8,755,952	$7,372,924	$7,290,234	$7,997,500	$6,300,887
Gross profit	966,211	719,144	719,898	931,518	675,666
Operating income	320,320	386,525	391,165	584,820	364,753
Impairment charges reflected in operating income	(260,000)	(308)	(8,250)	—	(12,805)
Net income	91,650	163,516	142,281	265,692	129,599
Net income attributable to Steel Dynamics, Inc.	157,024	189,314	163,551	278,120	140,709
Basic earnings per share	$0.68	$0.86	$0.75	$1.27	$0.65

Weighted average common shares outstanding	232,547	220,916	219,159	218,471	216,760

Diluted earnings per share	$0.67	$0.83	$0.73	$1.22	$0.64

Weighted average common shares and share equivalents outstanding	242,078	238,996	236,624	235,992	234,717

Dividends declared per share	$0.460	$0.440	$0.400	$0.400	$0.300

Other financial data:
Capital expenditures	$111,785	$186,843	$223,525	$167,007	$133,394
Ratio of earnings to fixed charges	2.21x	3.00x	2.31x	3.40x	2.20x
Other data:
Shipments:
Steel operations (net tons)	7,358,366	6,119,884	5,832,776	5,842,694	5,295,852
Metals recycling
Ferrous metals (gross tons)	5,566,238	5,505,995	5,647,058	5,879,729	5,179,812
Nonferrous metals (thousands of pounds)	1,173,771	1,052,494	1,051,333	1,066,648	961,288
Steel fabrication operations (net tons)	480,509	366,676	295,161	217,838	164,431
Steel operations production (net tons)	7,376,657	6,266,507	5,884,775	5,931,833	5,413,093
Shares outstanding (in thousands)	241,449	222,867	219,523	218,874	217,575
Number of employees	7,780	6,870	6,670	6,530	6,180
Balance sheet data:
Cash and equivalents, and short-term commercial paper	$361,363	$395,156	$407,437	$475,591	$186,513
Operational working capital	1,723,208	1,405,736	1,281,765	1,276,916	1,189,086
Net property, plant and equipment	3,123,906	2,226,134	2,231,198	2,193,745	2,213,333
Total assets	7,311,027	5,933,006	5,815,416	5,979,226	5,589,934
Long-term debt (including current maturities)	3,024,166	2,107,589	2,202,237	2,380,100	2,386,821
Equity	2,795,527	2,495,855	2,377,842	2,299,900	2,076,835

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This report contains some predictive statements about future events, including statements related to conditions in the steel and metallic scrap markets, our revenues, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements are intended to be made as "forward-looking," subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve both known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of uncertain economic conditions; (2) cyclical and changing industrial demand; (3) changes in conditions in any of the steel or scrap-consuming sectors of the economy which affect demand for our products, including the strength of the non-residential and residential construction, automotive, appliance, pipe and tube, and other steel-consuming industries; (4) fluctuations in the cost of key raw materials (including ferrous scrap, iron units, and energy costs) and our ability to pass-on any cost increases; (5) the impact of domestic and foreign import price competition; (6) unanticipated difficulties in integrating or starting up new or acquired businesses; (7) risks and uncertainties involving product and/or technology development; and (8) occurrences of unexpected plant outages or equipment failures.

        More specifically, we refer you to the sections titled Special Note Regarding Forward-Looking Statements at the beginning of Part I of this Report and Risk Factors set forth in Item 1A of this Report, as well as in other subsequent reports we file with the Securities and Exchange Commission, for a more detailed discussion of some of the many factors, variable risks and uncertainties and subsequent developments that could cause actual results to differ materially from those we may have expected or anticipated. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website, www.steeldynamics.com.

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

        Other Expense (Income), net.    Other income consists of interest income earned on our temporary cash deposits and investments; any other non-operating income activity, including income from non-consolidated investments accounted for under the equity method. Other expense consists of any non-operating costs, such as acquisition and certain financing expenses.

2014 Overview

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking and coating capability of approximately 11 million tons and actual recycling volumes. The primary sources of our revenues are from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and, to a lesser degree, fabrication and sale of steel joist and decking products. Our operations are managed and reported based on three operating segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.

  Acquisition of Severstal Columbus, LLC. (Columbus)

  On September 16, 2014, we completed our acquisition of Severstal Columbus, LLC (Columbus), on a debt-free basis, for a purchase price of $1.625 billion, with additional working capital adjustments of $44.4 million. The Columbus acquisition was funded through the issuance of $1.2 billion of senior notes, borrowings under our senior secured credit facility, and available cash. We purchased Columbus to significantly expand and diversify our steel operating base, with the addition of 3.4 million tons of hot roll steel production capacity. The product offerings are diversified with respect to width, gauge, and strength, when compared to the capabilities of our Butler Flat Roll Division. Located in northeast Mississippi, Columbus is one of the newest and most technologically advanced sheet steel electric arc furnace mills in North America, with access to non-energy related pipe and tube, oil country tubular goods (OCTG) and automotive markets. Additionally, Columbus is advantageously located to serve the growing markets in the southern U.S. and Mexico, providing geographic diversification and growth opportunities. Columbus' operating results have been reflected in our financial statements since the effective date of the acquisition, in the steel operations reporting segment. Columbus reported revenues of $638.3 million and pretax income of $56.1 million during the September 16 to December 31, 2014, period, before giving effect to $26.4 million of purchase accounting related cost of goods sold expenses associated with the step-up in inventory, fixed assets and intangible assets, and $25.2 million of acquisition and related costs that are included in other expenses in the consolidated income statement for the year ended December 31, 2014.

  Minnesota Ironmaking Operations Impairment

  During the fourth quarter of 2014, our Minnesota ironmaking operations reached a steady operating state, indicating a consistency in the operation's production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials. Given this, we undertook an assessment of the recoverability of the carrying value of our Minnesota ironmaking operation's fixed assets. With our current outlook regarding future operating costs and product pricing, we concluded that the carrying value of these fixed assets was no longer fully recoverable, and the fixed assets were in fact impaired. This assessment resulted in a $260.0 million non-cash impairment charge, including amounts attributable to noncontrolling interests of $46.5 million, recorded in the Metals Recycling and Ferrous Resources operating segment, which reduced net income attributable to Steel Dynamics, Inc. by $132.6 million and our diluted earnings per share by $0.55.

Consolidated Results 2014 vs. 2013

        Net sales in 2014 of $8.8 billion increased 19% from 2013 net sales of $7.4 billion, due to increased shipments in all of our operating segments, and higher average selling prices in our steel and fabrication operations. We achieved record volumes in our steel and fabrication segments, which reported increased shipments of 19% (4% without Columbus) and 31%, respectively, in 2014, as compared to 2013. Demand continues to be strong in the automotive and manufacturing markets, the non-residential construction markets continues to improve, and we began to realize sales from our new special-bar-quality small-diameter rolling mill at our Engineered Bar Products Division and from our premium rail expansion at our Structural and Rail Division. Our metal spreads in steel and fabrication also improved, as market pricing increased to a greater degree than raw materials costs. Plant utilization was also strong, which resulted in volume-related cost compression in our steel and fabrications segments. While shipments increased at OmniSource, our metals recycling operations, operating income decreased in 2014, when compared to 2013, due to decreases in metal spreads. The impact of losses from our Minnesota ironmaking operations on 2014 net income, including the impact of the $260.0 million of non-cash impairment charges, was approximately $165.9 million, or $0.69 per diluted share, as compared to approximately $42 million, or $0.18 per diluted share in 2013. As a result of the above, net income in 2014, including the impact of impairment charges, decreased $32.3 million or 17%, to $157.0 million, or $0.67 per diluted share.

        Excluding the impact of the $260.0 million in non-cash impairment charges, consolidated operating income increased $193.8 million, or 50%, to $580.3 million in 2014, compared to $386.5 million in 2013, and net income increased $100.3 million, or 53%, to $289.6 million, or $1.22 per diluted share, during 2014, compared with net income of $189.3 million, or $0.83 per diluted share, during 2013. The impact of the $260.0 million non-cash impairment charge related to our Minnesota ironmaking operations, including amounts attributable to noncontrolling interests of $46.5 million, reduced net income attributable to Steel Dynamics, Inc. by $132.6 million and our diluted earnings per share by $0.55.

        Steel, fabrication, and metals recycling shipments during the respective years are presented below, including intercompany shipments:

Steel Shipments Thousands of Tons	Steel Fabrication Shipments Thousands of Tons

OmniSource Ferrous Shipments Thousands of Gross Tons	OmniSource Nonferrous Shipments Millions of Pounds

Segment Operating Results 2014 vs. 2013 (dollars in thousands)

	Years Ended December 31,
	2014	% Change	2013	% Change	2012
Net sales
Steel	$5,968,904	25%	$4,768,004	1%	$4,701,108
Metals recycling and ferrous resources	4,091,725	12%	3,663,486	1%	3,611,796
Steel fabrication	631,808	44%	439,655	18%	371,406
Other(1)	122,986	7%	115,326	32%	87,462

Total	10,815,423		8,986,471		8,771,772
Intra-company	(2,059,471)		(1,613,547)		(1,481,538)

Consolidated	$8,755,952	19%	$7,372,924	1%	$7,290,234

Operating income (loss)
Steel	$671,607	33%	$504,384	2%	$495,640
Metals recycling and ferrous resources(2)	(308,730)	(488)%	(52,468)	(44)%	(36,508)
Steel fabrication	51,894	641%	7,003	231%	2,114
Other(1)	(98,879)		(71,446)		(66,829)

Total	315,892		387,473		394,417
Intra-company	4,428		(948)		(3,252)

Consolidated	$320,320	(17)%	$386,525	(1)%	$391,165

(1)
Other consists of the results of subsidiary operations that are below the quantitative thresholds required for reportable segments as well as unallocated corporate accounts, including profit sharing. Operating loss in the "Other" category includes $0.3 million and $8.2 million of noncash impairment charges in 2013 and 2012, respectively.

(2)
Metals recycling and ferrous resources 2014 operating loss of $309 million in 2014, includes $260 million of noncash impairment charges related to our Minnesota ironmaking operations.

Steel Operations

        Steel Operations.    Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap, utilizing continuous casting, automated rolling mills, and eight downstream coating facilities. Collectively, our steel operations sell directly to end users and service centers (see Item 1 to this Form 10-K). These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture, industrial machinery, pipe and tube and energy markets. During 2014, 2013, and 2012, our steel operations accounted for 63%, 61%, and 62% respectively, of our consolidated net sales.

  Sheet Products.    Our sheet operations consist of our Butler Flat Roll Division, Columbus Flat Roll Division (acquired September 16, 2014), and our downstream coating facilities. These operations sell a broad range of sheet steel products, such as hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll and galvanized. Butler Flat Roll Division sells other products such as Galvalume® and painted products, while Columbus Flat Roll Division, sells other products such as high-strength OCTG pipe and non-energy line pipe products. The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in non-automotive applications.

  Long Products.    Our Structural and Rail Division sells structural steel beams and pilings to the construction market, as well as standard-grade and premium rail to the railroad industry. Our Engineered Bar Products Division primarily sells engineered, special-bar-quality and merchant-bar-quality rounds, round-cornered squares, and smaller-diameter round engineered bars. Our Roanoke Bar Division primarily sells merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections.

Steel Operations Shipments:

	Years Ended December 31,
	2014	% change	2013	% change	2012
Shipments (tons)
Butler Flat Roll Division	2,917,259		2,904,149		2,717,995
Columbus Flat Roll Division (acquired September 16, 2014)	873,661		—		—
The Techs	714,158		669,608		664,485

Sheet products	4,505,078	26%	3,573,757	6%	3,382,480
Structural and Rail Division	1,324,935		1,178,606		1,031,504
Engineered Bar Products Division	646,731		488,393		535,882
Roanoke Bar Division	572,373		569,260		581,180
Steel of West Virginia	309,249		309,868		301,730

Long products	2,853,288	12%	2,546,127	4%	2,450,296

Total shipments	7,358,366	20%	6,119,884	5%	5,832,776
Intra-segment shipments	(241,656)	78%	(135,938)	10%	(123,876)

Steel segment shipments	7,116,710	19%	5,983,946	5%	5,708,900

External shipments	6,704,714	19%	5,628,632	4%	5,423,164

Steel Operations
Shipments and Average Selling Price

        Net sales for the steel operations segment increased in 2014 by $1.2 billion, or 25%, ($638.3 million, or 13%, of which related to the addition of Columbus), compared to 2013, with the segment achieving record shipments of 7.4 million tons in 2014. Selling volumes increased for both our sheet products (26%, of which 24% was related to Columbus) and long products (12%) in 2014, compared to 2013, and overall product mix shifted somewhat toward sheet products with the acquisition of our Columbus Flat Roll Division. Our Engineered Bar Products and Structural and Rail Divisions achieved increased shipments of 32% and 12%, respectively. Demand for our sheet products remained strong in the automotive and manufacturing markets. Customer demand for our special-bar-quality products strengthened from the prior year, and we began selling smaller diameter products produced from our recent expansion project. Demand for structural steel products improved with the continued growth in the non-residential construction market and we began to realize sales from our recently completed expansion into premium rail. In addition, despite pressure from increased imports in 2014, our average steel selling prices improved by $35 per ton, or 4%, over those in 2013 on the strength of improved domestic market demand in 2014.

        Metallic raw materials used in our steel mills' electric arc furnaces represent our single most significant steel manufacturing cost. Our metallic raw material cost per net ton consumed in our steel operations increased $7 in 2014 compared with 2013. During 2014, 2013, and 2012, respectively, our metallic raw material costs represented 65%, 65%, and 66% of our steel operations' manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes.

        As a result of record shipments and metal spread expansion (which we define as the difference between average selling prices and the cost of ferrous scrap), operating income for the steel segment increased 33%, to $671.6 million in 2014, compared to $504.4 million in 2013.

Metals Recycling and Ferrous Resources Operations

        Metals Recycling and Ferrous Resources Operations.    This operating segment primarily includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota ironmaking operations. Our metals recycling and ferrous resources operations segment accounted for 28%, 32%, and 32% of our consolidated net sales in 2014, 2013, and 2012, respectively. Segment operating losses before impairment charges decreased $3.7 million in 2014, to $48.7 million, compared to 2013, as reduced losses in the Minnesota ironmaking operations were partially offset by reductions in metals recycling operating income.

Metals Recycling and Ferrous Resources Shipments:

	Years Ended December 31,
	2014	% Change	2013	% Change	2012
Ferrous metal (gross tons)
Total	5,566,238	1%	5,505,995	(2)%	5,647,058
Intra-segment	(417)		(5,488)		(11,488)

Segment shipments	5,565,821	1%	5,500,507	(2)%	5,635,570
Intra-company	(2,673,360)		(2,417,248)		(2,575,182)

External shipments	2,892,461	(6)%	3,083,259	1%	3,060,388

Nonferrous metals (thousands of pounds)
Total	1,173,771	12%	1,052,494	—%	1,051,333
Intra-segment	(85,889)		(12,371)		(10,281)

Segment shipments	1,087,882	5%	1,040,123	—%	1,041,052
Intra-company	(3,189)		(6,079)		(8,207)

External shipments	1,084,693	5%	1,034,044	—%	1,032,845

Mesabi Nugget (metric tons)—intra-company shipments	243,810	13%	215,833	28%	168,633

Iron Dynamics (metric tons)—intra-company shipments	250,071	(2)%	255,303	13%	226,396

        Metals Recycling.    OmniSource represents our metals sourcing and processing operations and is the primary source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 87%, 91%, and 94% of this segment's net sales during 2014, 2013, and 2012; and $26.0 million, $41.9 million, and $47.7 million of this segment's operating income for these same periods, respectively.

        Net sales in metals recycling increased 8% in 2014 as compared to 2013, as nonferrous volumes increased 12% with steady pricing, while ferrous volumes were slightly higher and selling prices increased 2%. Operating income for metals recycling decreased $15.9 million, or 38%, in 2014, when compared to 2013, as the decreases in both ferrous and nonferrous metal spreads of 8% and 2%, respectively (which we define as the difference between average selling prices and the cost of purchased scrap), more than offset the impact of the increased nonferrous, and to a lesser degree, ferrous shipments.

        Ferrous Resources.    Our ferrous resource operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota ironmaking operations, consisting of an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Butler Flat Roll Division. Our Minnesota ironmaking operations consists of Mesabi Nugget, (owned 82% by us); our iron concentrate and potential future iron mining operations, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 81% by us). During the fourth quarter of 2014, our Minnesota ironmaking operations reached a steady operating state, indicating a consistency in the operation's production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials. Given this, we undertook an assessment of the recoverability of the carrying value of our Minnesota ironmaking operation's fixed assets. With our current outlook regarding future operating costs and product pricing, we concluded that the carrying value of these fixed assets was no longer fully recoverable, and the fixed assets were in fact impaired. This assessment resulted in a $260.0 million non-cash impairment charge, including amounts attributable to noncontrolling interests of $46.5 million, which reduced net income attributable to Steel Dynamics, Inc. by $132.6 million. The impact of losses from our Minnesota ironmaking operations on 2014 net income, including the impact of the $260.0 million of non-cash impairment charges, was approximately $165.9 million. Excluding the $260.0 million in non-cash impairment charges, the impact of Minnesota ironmaking operations on 2014 net income attributable to Steel Dynamics, Inc. was approximately $33.3 million, as compared to approximately $41.9 million in 2013.

        In 2014, Mining Resources experienced higher costs due to reduced iron recovery rates from the tailings basins, prompting the need to install enhanced recovery equipment, which is taking place in the first quarter of 2015. Due to this and a temporary excess supply of nugget inventory at our steel mills, we have decided to warm-idle our Minnesota ironmaking operations for a period of 6 to 8 weeks beginning in mid-February 2015.

Steel Fabrication Operations

        Steel Fabrication Operations.    Steel fabrication operations consist of our six New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 7%, 6%, and 5% of our consolidated net sales during 2014, 2013, and 2012, respectively.

Steel Fabrication Operations
Sales Volumes and Average Selling Price

        Net sales for the steel fabrication operations segment increased $192.2 million, or 44%, in 2014, compared to 2013, as shipments increased 31% and average selling prices increased $116 per ton, or 10%, with increased demand. Our steel fabrication operations continue to realize strength in order activity and resulting shipments at levels in excess of overall improving consumer demand, as we continue to leverage our national footprint to expand market share.

        The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing more than two-thirds of the total cost of manufacturing for our steel fabrication operations. The average cost of steel consumed increased in 2014, as compared to 2013, by $47 per ton, consistent with increased pricing in the general relevant steel market.

        Operating income for the steel fabrication segment of $51.9 million in 2014 was over seven times that of 2013, due to record level shipments and metal spread expansion, as well as decreased conversion costs realized from manufacturing efficiencies and from higher production volumes.

Consolidated Results 2014 vs. 2013

        Selling, General and Administrative Expense (SG&A).    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $385.9 million during 2014, as compared to $332.3 million during 2013, an increase of $53.6 million, or 16%. During 2014 and 2013, these selling, general and administrative expenses represented approximately 4.4% and 4.5% of net sales, respectively. The increase in total SG&A expenses in 2014 compared to 2013 relates most notably to the increased profit sharing, incentive compensation and stock compensation expenses of $35.5 million, which increased due to increased profitability before impairment charges. While total intangible assets increased slightly due to the acquisition of Columbus, amortization of intangible assets decreased $4.2 million, or 13%, during 2014 compared to 2013 due to the accelerated amortization methods used for intangible assets related to existing customer and scrap generator relationships.

        Interest Expense, net of Capitalized Interest.    During 2014, gross interest expense increased $7.4 million, or 6%, to $139.7 million, and capitalized interest decreased $2.1 million, to $2.5 million, as compared to 2013. The decrease in interest capitalized during these periods relates to growth or expansion projects initiated in 2013 at two of our steel mills that were completed in 2014. The increase in gross interest expense is due primarily to the addition of the $1.2 billion senior notes in September 2014, in conjunction with our acquisition of Columbus, partially offset by the conversion or payoff at maturity of $287.5 million of 5.125% convertible notes in June 2014.

        Other (Income) Expense, net.    Other expense increased $22.3 million to $18.3 million during 2014, as compared to other income of $4.0 million during 2013, due primarily to $25.2 million in acquisition and finance costs associated with the acquisition of Columbus.

        Income Taxes.    During 2014, our income tax expense was $73.2 million, as compared to $99.3 million during 2013, and our effective income tax rate before exclusion of noncontrolling interests was 44.4% and 37.8%, for 2014 and 2013, respectively. The higher effective income tax rate in 2014 is due primarily to the impact of the increased noncontrolling interest losses, offset somewhat by increased benefits from other permanent tax benefit items, most notably the domestic manufacturing deduction. The 2013 effective tax rate benefited from the effects of additional stock option exercises during 2013, and 2012 research and development tax credits enacted in January 2013.

        Included in the balance of unrecognized tax benefits at December 31, 2014, of $17.3 million are potential benefits of $12.5 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2014, we recognized benefits from the reduction of interest expense of $1.1 million, net of tax. In addition to the unrecognized tax benefits noted above, we had $5.5 million accrued for the payment of interest and penalties at December 31, 2014.

        We file income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) has completed its examinations of the years 2004 through 2009 and has settled those years with us. The IRS is currently examining our federal income tax returns for the years 2010 and 2011. At this time we do not believe there will be any significant examination adjustments that would result in a material change to our financial position, results of operations, or cash flows. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of these state and federal income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $8.1 million by the end of 2015. With the exception of the 2010 federal return which is currently under review, we are no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2011.

Consolidated Results 2013 vs. 2012

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

        In spite of record annual shipments in 2013 in our steel operations, compressed metal margins resulted in a modest 2% increase in steel operations operating income, to $504.4 million, compared to 2012. Average 2013 steel prices per ton shipped declined $41 amidst continued pricing pressure, while average ferrous scrap consumed for production only declined $25 per ton. Operating income of OmniSource, our metals recycling operations decreased 12% to $41.9 million, as 2013 ferrous and nonferrous metals shipments were comparable to 2012; however, both ferrous and nonferrous metal margins decreased slightly during the year. The impact of losses from our Minnesota ironmaking operations on 2013 net income was approximately $42 million, or $0.18 per diluted share in each of 2013 and 2012. Our steel fabrication operations reported operating income of $7.0 million in 2013, an increase of $4.9 million, or 231%, compared to 2012, experiencing a 24% increase in selling volumes, the result of improved domestic demand for fabricated steel as well as our fabrication operations' gains in market share.

        Selling, General and Administrative Expense (SG&A).    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $332.3 million during 2013, as compared to $320.5 million during 2012, an increase of $11.8 million, or 4%. During 2013 and 2012, selling, general and administrative expenses represented approximately 4.5% and 4.4% of net sales, respectively. The increase in SG&A expenses in 2013 compared to 2012 relates most notably to increased non-cash equity-based compensation expenses of $5.3 million. Amortization of intangible assets decreased $3.8 million, or 11%, during 2013 compared to 2012 due to the accelerated amortization methods used for intangible assets related to customer and scrap generator relationships.

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

        Other (Income) Expense, net.    Other income was $4.0 million during 2013, as compared to other expense of $28.5 million during 2012. We recorded non-operating charges of $2.6 million in 2013 related to our 2013 refinancing activities, while we recorded $40.3 million of non-operating charges in 2012 related to our 2012 refinancing activities.

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

Liquidity and Capital Resources

        Columbus Acquisition.    In September 2014, we issued $700.0 million of 5.125% Senior Notes due 2021 and $500.0 million of 5.500% Senior Notes due 2024 (together, the Senior Notes). The proceeds from the issuance of the Senior Notes, along with cash on hand and $117.8 million in borrowings under our senior secured credit facility were used to fund the September 16, 2014, acquisition of Columbus and related expenses.

        Capital Resources and Long-term Debt.    Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements primarily with cash provided by operations, long-term borrowings and availability under our Revolver. Our liquidity at December 31, 2014, is as follows (in thousands):

Cash and equivalents	$361,363
Revolver availability	1,185,529

Total liquidity	$1,546,892

        Our total outstanding debt increased $916.6 million during 2014, to $3.0 billion, due to the issuance of $1.2 billion in Senior Notes used to fund a portion of the Columbus acquisition. In June 2014, $287.5 million of our 5.125% Convertible Senior Notes were converted to shares of our common stock or paid with available cash at maturity. As a result of these activities, our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders' equity) increased to 50.9% at December 31, 2014, from 44.7% at December 31, 2013.

        In November 2014, we amended, restated and expanded our senior secured revolving credit facility (Facility) and entered into a new term loan facility. We expanded our senior secured revolving credit facility from the prior $1.1 billion level to a renewed five year $1.2 billion facility and also entered into a new five-year $250.0 million term loan facility, both of which mature on November 14, 2019. Subject to certain conditions, we also have the ability to increase the combined facility size by a minimum of $750 million. The proceeds from the new term loan facility were used to refinance our existing $226.9 million term loan facility and for general corporate purposes.

        The Facility contains financial and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants.

        The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted proforma EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM proforma gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted proforma EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At December 31, 2014, our interest coverage ratio and net debt leverage ratio were 6.05:1.00 and 2.47:1.00, respectively. We were therefore in compliance with these covenants at December 31, 2014, and we anticipate we will continue to be in compliance during the next twelve months.

        Working Capital.    Cash flow from operations of $617.6 million was driven mainly by net income plus non-cash items such as depreciation and amortization, and impairment charges. During 2014, our operational working capital position, representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt, increased $317.5 million to $1.7 billion compared to December 31, 2013. This 23% increase is attributable primarily to the acquisition of Columbus and its $354.1 millions of dollars of operational working capital at the date of acquisition. Inventories (excluding inventories acquired from Columbus) decreased $68.7 million and were offset by corresponding decreases in accounts payable, while accrued expenses, primarily profit sharing and incentive compensation, increased due to higher profitability levels in 2014. High credit quality of accounts receivable has been maintained, and days sales outstanding has remained consistent at approximately 37 days, with over 98% of our accounts receivable being current or less than 60 days past due.

        Capital Investments.    During 2014, we invested $111.8 million in property, plant and equipment (not including the Columbus acquisition), as compared to $186.8 million during 2013. Capital investments in 2014 were below those of 2013, as growth or expansion projects initiated in early 2013 at two of our steel mills were completed in 2014. We believe these capital investments will benefit our net sales and related cash flows as each project attains appropriate operational metrics. Our current estimated 2015 cash allocation plan includes the investment of between $150 million and $175 million in capital expenditures in our existing and announced operations.

        Cash Dividends.    As a reflection of confidence in our current and future strength regarding our cash flow generation ability and financial position, we increased our quarterly cash dividend by 5% to $0.115 per share in 2014 (from $0.110 per share during 2013), resulting in declared cash dividends of $108.6 million during 2014, compared to $97.4 million during 2013. We paid cash dividends of $105.4 million and $94.8 million during 2014 and 2013, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured credit facility and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

        Other.    Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure that our operating results, cash flows, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flows from operations, together with other available sources of funds, including additional borrowings under our Revolver through its term, which expires in November 2019, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements, and anticipated capital expenditures.

        During 2014 we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $8.8 million. Based on our current abatements and incentive credits, and utilizing our existing long-lived asset structure, we estimate the remaining annual benefit to our future operations to be approximately $22.0 million, $20.0 million, $21.8 million, $13.0 million, and $1.2 million during the years 2015 through 2019, respectively, and $207,000 in total thereafter.

Contractual Obligations and Other Long-Term Liabilities

        We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted accounting principles. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2014 (in thousands):

	Payments Due By Period
	Total	2015	2016 & 2017	2018 & 2019	2020 & After
Long-term debt(1)	$3,024,166	$46,460	$32,039	$618,892	$2,326,775
Estimated interest payments on debt(2)	1,163,542	169,251	336,297	325,087	332,907
Purchase obligations(3)	366,743	174,711	69,846	38,487	83,699
Construction commitments(4)	24,401	24,401	—	—	—
Lease commitments	40,589	10,465	12,883	8,947	8,294
Other commitments(5)	4,888	1,808	975	700	1,405

Total(6)	$4,624,329	$427,096	$452,039	$992,113	$2,753,080

(1)
The long-term debt payment information presented above assumes that our term loan and senior notes remain outstanding until maturity. Refer to Note 3 to the consolidated financial statements elsewhere in this report for additional information regarding these transactions, and our long-term debt.

(2)
The estimated interest payments shown above assume interest rates of 1.78% (variable rate at December 31, 2014) on the $250.0 million term loan issued November 2014 maturing in November 2019; 6 1/8% on our $400.0 million senior unsecured notes due August 2019; 7 5/8% on our $350.0 million senior unsecured notes due March 2020; 5.125% on our $700.0 million senior unsecured notes due October 2021; 6 3/8% on our $350.0 million senior unsecured notes due August 2022; 5 1/4% on our $400.0 million senior unsecured notes due March 2023; 5.500% on our $500.0 million senior unsecured notes due October 2024; 0.275% commitment fee on our available senior secured revolver; and an average of 4.9% on our other debt of $74.2 million.

(3)
Purchase obligations include commitments we have for the purchase of electricity, natural gas and its transportation, fuel, air products, and zinc. These arrangements have "take or pay" or other similar commitment provisions. We have utilized such "take or pay" requirements during the past three years under these contracts.

(4)
Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2014.

(5)
Other commitments principally relate to certain pension and deferred compensation plan obligations.

(6)
We expect to make cash outlays in the future related to our unrecognized tax benefits; however, due to the uncertainty of the timing, we are unable to make reasonably reliable estimates regarding the period of cash settlement with the respective taxing authorities. Accordingly, unrecognized tax benefits and related interest and penalties of $22.8 million as of December 31, 2014, have been excluded from the contractual obligations table above. Refer to Note 4 to the consolidated financial statements elsewhere in this report for additional information.

Other Matters

Inflation

        We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

        We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2014, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $40.3 million and capital expenditures related to environmental compliance of approximately $4.0 million. Over 78% of the costs incurred during 2014 for monitoring and compliance were related to the normal transportation of certain types of waste produced in the steelmaking process in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $1.1 million at all of our facilities during 2014. We have an accrual of $1.6 million (net of $600,000 of escrowed funds) recorded for environmental remediation related to our metals recycling operations and $2.8 million related to Minnesota operations. We believe, apart from our dependence on environmental construction and operating permits for our existing and any future manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations evolve and change, and we may become subject to more stringent environmental laws and regulations in the future, such as the impact of U.S. government or various governmental agencies introducing regulatory changes in response to the potential of climate change.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U. S. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimations and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

        We are exposed to credit risk in the event of nonpayment by our customers, which in steel operations are principally intermediate steel processors and service centers that sell our products to numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture, industrial machinery, pipe and tube, and energy (including OCTG) markets. Our metals recycling operations sell ferrous scrap to steel mills and foundries, and nonferrous scrap, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our fabrication operations sell fabricated steel joists and deck primarily to the non-residential construction market. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based on known credit risks, historical loss experience and current economic conditions affecting our customers. We mitigate our exposure to credit risk by performing ongoing credit evaluations and taking further action when necessary, such as requiring letters of credit or other security interests to support the receivable from our customer. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowance may be required.

        Inventories.    We record inventories at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. We record amounts required, if any, to reduce the carrying value of inventory to its net realizable value as a charge to cost of goods sold. If product selling prices were to decline in future periods, write-down of inventory could result, specifically raw material inventory such as scrap purchased during periods of peak market pricing.

        Impairments of Long-Lived Tangible and Finite-Lived Intangible Assets.    We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. We consider various factors and determine whether an impairment test is necessary, including by way of examples, a significant and prolonged deterioration in operating results and/or projected cash flows, significant changes in the extent or manner in which an asset is used, technological advances with respect to assets which would potentially render them obsolete, our strategy and capital planning, and the economic climate in markets to be served. When determining future cash flows and if necessary, fair value, we must make judgments as to the expected utilization of assets and estimated future cash flows related to those assets. We consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all other available information at the time the estimates are made. Those estimates and judgments may or may not ultimately prove accurate.

        During the fourth quarter of 2014, our Minnesota ironmaking operations reached a steady state, indicating a consistency in the operation's production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials. Given this, we undertook an assessment of the recoverability of the carrying value of our Minnesota ironmaking operation's fixed assets. With our current outlook regarding future operating costs and product pricing, we concluded that the carrying value of these fixed assets was no longer fully recoverable, and the fixed assets were in fact impaired. This assessment resulted in a $260.0 million impairment charge, including amounts attributable to noncontrolling interests of $46.5 million, recorded in the Metals Recycling and Ferrous Resources operating segment. The carrying values of the impaired assets were adjusted to their expected fair values as determined primarily on the cost approach, as well as expected future discounted cash flows income approach, using Level 3 inputs under ASC 820.

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

  Goodwill and Other Indefinite-Lived Intangible Assets.

        Our goodwill relates to various business combinations, and is allocated to the following reporting units at December 31(in thousands):

	2014	2013
OmniSource—Metals Recycling/Ferrous Resources Segment	$456,727	$463,247
The Techs—Steel Segment	142,783	142,783
Butler Flat Roll Division, Structural and Rail Division, and Engineered Bar Division—Metals Recycling/Ferrous Resources Segment	95,000	95,000
Roanoke Bar Division—Steel Segment	29,041	29,041
Columbus Flat Roll Division—Steel Segment	19,682	—
New Millennium Building Systems—Steel Fabrication Segment	1,925	1,925

	$745,158	$731,996

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

        Key assumptions used to determine the estimated fair value of each reporting unit under the discounted cash flows method (income approach) include: (a) expected cash flows for the five-year period following the testing date (including market share, sales volumes and prices, costs to produce and estimated capital needs); (b) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; and (c) a risk-adjusted discount rate based on management's best estimate of market participants' after-tax weighted average cost of capital and market risk premiums. Key assumptions used to determine the estimated fair value of each reporting unit under the market approach include the expected revenues and cash flows in the next year. We consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair values of its reporting units are estimated. Those estimates and judgments may or may not ultimately prove accurate.

        Goodwill and other intangible assets acquired in past transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on operating plans and economic conditions at the time of acquisition. Consequently, if operating results and/or economic conditions deteriorate after an acquisition, it could result in the impairment of the acquired assets. A deterioration of economic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, we may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to or greater than our previously forecasted amounts.

        Our other indefinite-lived intangible assets relate to trademarks acquired through various business combinations and is allocated to the following reporting units at December 31, 2014, and 2013 (in thousands):

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

        Our fourth quarter 2014 annual goodwill and indefinite-lived intangible asset impairment analyses did not result in any impairment charges. Management does not believe that it is reasonably likely that our reporting units will fail step one of a goodwill impairment test in the near term. The most significant portion of our goodwill relates to the OmniSource reporting unit. The fair value of OmniSource exceeded its carrying value by approximately 10%; however, our analysis contemplates growth in overall scrap consumption, and thus our sales volumes, and metal margins based on economic and industry forecasts, and some planned organic growth and cost containment activities. While management believes these assumptions are reasonable and their use appropriate, actual results may not meet forecasted results. An 11% decrease in forecasted cash flows would not result in a failure of step 1 for the OmniSource reporting unit. The risk-adjusted discount rate used in the analysis is also a critical assumption, one in which a minor change can have a significant impact on the estimated fair value. A more than 95 basis point increase in the 12.0% risk-adjusted discount rate used in the OmniSource analysis, holding other assumptions constant, would not result in a failure of step 1 for the reporting unit. We will continue to monitor operating results within all reporting units throughout the upcoming year in an effort to determine if events and circumstances warrant interim impairment testing. Otherwise, all reporting units will again be subject to the required annual impairment test during the fourth quarter of 2015. Changes in judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill and indefinite-lived intangible assets.

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

        The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2014 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
	Principal	Average Rate	Principal	Average Rate
Expected maturity date:
2015	$6,094	7.3%	$40,366	2.9%
2016	3,277	5.3	13,087	1.8
2017	3,175	6.0	12,500	1.8
2018	3,101	5.9	12,500	1.8
2019	403,291	6.1	200,000	1.8
Thereafter	2,326,775	5.8	—

Total	$2,745,713	5.9%	$278,453	1.9%

Fair value	$2,844,588		$278,453

Commodity Risk

        In the normal course of business we are exposed to the market risk and price fluctuations related to the sale of our products and to the purchase of raw materials used in our operations, such as metallic raw materials, electricity, natural gas and its transportation services, fuel, air products, and zinc. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.

        Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, natural gas and its transportation services, fuel, air products, and zinc. Certain of these commitments contain provisions which require us to "take or pay" for specified quantities without regard to actual usage for periods of up to 30 months for physical commodity requirements, for up to 5 years for commodity transportation requirements, and for up to 13 years for air products. Our commitments for these arrangements with "take or pay" or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2013	$174,711
2014	49,177
2015	20,669
2016	18,658
2017	19,829
Thereafter	83,699

$366,743

        We utilized such "take or pay" requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2015. The contract designates 160 hours annually as "interruptible service" and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At December 31, 2014, we had a cumulative unrealized loss associated with these financial contracts of $3.8 million, substantially all of which have a settlement date in 2015. We believe the customer contracts associated with the financial contracts will be fully consummated.

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

        Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles; and provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not always prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        We acquired Severstal Columbus, LLC (Columbus) on September 16, 2014, and consider the transaction material to our results of operations, cash flows and financial position from the date of the acquisition, constituting $1.8 billion of total assets as of December 31, 2014, and $638.3 million and $29.8 million of sales and pretax income, respectively, for the year then ended. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Columbus from our evaluation in the year of acquisition as permitted by the Securities and Exchange Commission. We are currently in the process of evaluating and integrating Columbus' controls over financial reporting. See Note 2, Acquisition, to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for discussion of the acquisition and related financial data.

        Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework on which such evaluation was based upon is contained in the report entitled "Internal Control—Integrated Framework 2013" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the "COSO Report"). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014, the end of the period covered by this report.

/s/ MARK D. MILLETT Chief Executive Officer	/s/ THERESA E. WAGLER Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Steel Dynamics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Columbus, which is included in the 2014 consolidated financial statements of Steel Dynamics, Inc. and constituted $1.8 billion of total assets, as of December 31, 2014, and $638.3 million and $29.8 million of sales and pretax income, respectively, for the year then ended. Our audit of internal control over financial reporting of Steel Dynamics, Inc. also did not include an evaluation of the internal control over financial reporting of Columbus.

        In our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2014, of Steel Dynamics, Inc. and our report dated March 2, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2014, and 2013, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2014, and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 2, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 2, 2015

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets
Cash and equivalents	$361,363	$395,156
Accounts receivable, net of related allowances of $12,646 and $11,004 as of December 31, 2014, and 2013, respectively	859,835	664,208
Accounts receivable-related parties	42,990	56,392
Inventories	1,618,419	1,314,747
Deferred income taxes	35,503	17,964
Other current assets	55,655	25,167

Total current assets	2,973,765	2,473,634
Property, plant and equipment, net	3,123,906	2,226,134
Restricted cash	19,312	23,827
Intangible assets, net of accumulated amortization of $241,731 and $215,341 as of December 31, 2014, and 2013, respectively	370,669	386,159
Goodwill	745,158	731,996
Other assets	78,217	91,256

Total assets	$7,311,027	$5,933,006

Liabilities and Equity
Current liabilities
Accounts payable	$489,791	$404,605
Accounts payable-related parties	21,265	10,327
Income taxes payable	6,086	4,023
Accrued payroll and benefits	128,968	93,432
Accrued interest	50,405	31,363
Accrued expenses	107,607	89,884
Current maturities of long-term debt	46,460	341,544

Total current liabilities	850,582	975,178
Long-term debt
Senior term loan	237,500	220,000
Senior notes	2,700,000	1,500,000
Other long-term debt	40,206	46,045

Total long-term debt	2,977,706	1,766,045
Deferred income taxes	542,033	556,038
Other liabilities	18,839	23,376
Commitments and contingencies
Redeemable noncontrolling interests	126,340	116,514
Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 261,420,126 and 258,840,350 shares issued; and 241,449,423 and 222,867,408 shares outstanding, as of December 31, 2014, and 2013, respectively	635	645
Treasury stock, at cost; 19,970,703 and 35,972,942 shares, as of December 31, 2014, and 2013, respectively	(398,898)	(718,529)
Additional paid-in capital	1,083,435	1,085,694
Retained earnings	2,227,843	2,179,513

Total Steel Dynamics, Inc. equity	2,913,015	2,547,323
Noncontrolling interests	(117,488)	(51,468)

Total equity	2,795,527	2,495,855

Total liabilities and equity	$7,311,027	$5,933,006

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net sales
Unrelated parties	$8,481,567	$7,087,101	$7,007,417
Related parties	274,385	285,823	282,817

Total net sales	8,755,952	7,372,924	7,290,234
Costs of goods sold	7,789,741	6,653,780	6,570,336

Gross profit	966,211	719,144	719,898
Selling, general and administrative expenses	316,214	272,777	257,943
Profit sharing	42,126	27,764	26,987
Amortization of intangible assets	27,551	31,770	35,553
Impairment charges	260,000	308	8,250

Operating income	320,320	386,525	391,165
Interest expense, net of capitalized interest	137,263	127,728	158,585
Other (income) expense, net	18,254	(4,033)	28,514

Income before income taxes	164,803	262,830	204,066
Income taxes	73,153	99,314	61,785

Net income	91,650	163,516	142,281
Net loss attributable to noncontrolling interests	65,374	25,798	21,270

Net income attributable to Steel Dynamics, Inc.	$157,024	$189,314	$163,551

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$0.68	$0.86	$0.75

Weighted average common shares outstanding	232,547	220,916	219,159

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$0.67	$0.83	$0.73

Weighted average common shares and share equivalents outstanding	242,078	238,996	236,624

Dividends declared per share	$0.46	$0.44	$0.40

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Shares
			Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Common	Treasury
Balances at January 1, 2012	218,874	36,179	$636	$1,026,157	$2,011,801	$(722,653)	$(16,041)	$2,299,900	$70,694
Proceeds from exercise of stock options, including related tax effect	445	—	1	3,661	—	—	—	3,662	—
Dividends declared	—	—	—	—	(87,698)	—	—	(87,698)	—
Conversion of 5.125% convertible senior notes	—	—	—	(1)	—	5	—	4	—
Contributions from noncontrolling investors	—	—	—	—	—	—	9,839	9,839	28,120
Distributions to noncontrolling investors	—	—	—	—	—	—	(151)	(151)	—
Equity-based compensation	204	(109)	—	7,870	(34)	2,169	—	10,005	—
Comprehensive income and net income (loss)	—	—	—	—	163,551	—	(21,270)	142,281	—

Balances at December 31, 2012	219,523	36,070	637	1,037,687	2,087,620	(720,479)	(27,623)	2,377,842	98,814
Proceeds from exercise of stock options, including related tax effect	3,132	—	8	37,660	—	(160)	—	37,508	—
Dividends declared	—	—	—	—	(97,375)	—	—	(97,375)	—
Conversion of 5.125% convertible senior notes	—	—	—	—	—	4	—	4	—
Acquisition of noncontrolling interest	—	—	—	(2,232)	—	—	2,232	—	—
Contributions from noncontrolling investors	—	—	—	—	—	—	160	160	17,700
Distributions to noncontrolling investors	—	—	—	—	—	—	(439)	(439)	—
Equity-based compensation s	212	(97)	—	12,579	(46)	2,106	—	14,639	—
Comprehensive income and net income (loss)	—	—	—	—	189,314	—	(25,798)	163,516	—

Balances at December 31, 2013	222,867	35,973	645	1,085,694	2,179,513	(718,529)	(51,468)	2,495,855	116,514
Proceeds from exercise of stock options, including related tax effect	1,770	8	5	32,466	—	(164)	—	32,307	—
Dividends declared	—	—	—	—	(108,630)	—	—	(108,630)	—
Conversion of 5.125% convertible senior notes	15,893	(15,893)	—	(45,650)	—	317,451	—	271,801	—
Contributions from noncontrolling investors	—	—	—	—	—	—	97	97	9,826
Distributions to noncontrolling investors	—	—	—	—	—	—	(743)	(743)	—
Equity-based compensation s	919	(117)	(15)	10,925	(64)	2,344	—	13,190	—
Comprehensive income and net income (loss)	—	—	—	—	157,024	—	(65,374)	91,650	—

Balances at December 31, 2014	241,449	19,971	$635	$1,083,435	$2,227,843	$(398,898)	$(117,488)	$2,795,527	$126,340

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$91,650	$163,516	$142,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263,325	230,928	225,216
Impairment charges	260,000	308	8,250
Equity-based compensation	14,016	15,504	12,481
Deferred income taxes	(25,042)	30,737	54,528
Loss on disposal of property, plant and equipment	5,561	1,082	509
Changes in certain assets and liabilities:
Accounts receivable	(2,191)	(78,237)	85,977
Inventories	68,730	(108,025)	13,845
Other assets	3,064	13,705	(1,337)
Accounts payable	(76,141)	40,141	(32,593)
Income taxes receivable/payable	(22,086)	(12,494)	21,644
Accrued expenses	36,686	15,010	(85,107)

Net cash provided by operating activities	617,572	312,175	445,694
Investing activities:
Purchases of property, plant and equipment	(111,785)	(186,843)	(223,525)
Proceeds from maturities of short-term commercial paper, net	—	31,520	53,310
Acquisition of business, net of cash acquired	(1,669,449)	—	—
Other investing activities	33,967	2,478	(21,386)

Net cash used in investing activities	(1,747,267)	(152,845)	(191,601)
Financing activities:
Issuance of current and long-term debt	1,822,096	423,965	1,049,969
Repayments of current and long-term debt	(635,578)	(517,978)	(1,258,842)
Proceeds from exercise of stock options, including related tax effect	32,307	37,508	3,662
Contributions from noncontrolling investors	5,418	17,860	37,959
Distributions to noncontrolling investors	(743)	(439)	(151)
Dividends paid	(105,379)	(94,812)	(87,633)
Debt issuance costs	(22,219)	(6,195)	(13,901)

Net cash provided by (used in) financing activities	1,095,902	(140,091)	(268,937)

Increase (decrease) in cash and equivalents	(33,793)	19,239	(14,844)
Cash and equivalents at beginning of year	395,156	375,917	390,761

Cash and equivalents at end of year	$361,363	$395,156	$375,917

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

        Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. The company has three reporting segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations. Approximately 9% of the company's workforce is represented by collective bargaining agreements, and one of these agreements affecting 35 employees at one location expires during 2015.

Steel Operations

        Steel operations include the company's Butler Flat Roll Division, Columbus Flat Roll Division (acquired September 16, 2014), The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division and Steel of West Virginia. These operations consist of electric arc furnace steel mills, producing steel from ferrous scrap, utilizing continuous casting, automated rolling mills, and eight downstream finishing facilities. Steel operations accounted for 63%, 61%, and 62% of the company's consolidated net sales during 2014, 2013, and 2012, respectively.

        The Butler and Columbus Flat Roll Divisions sell a broad range of hot roll, cold roll and coated steel products, including a large variety of specialty products such as light gauge hot roll, galvanized, and painted products. The Techs operates three galvanizing lines specializing in the galvanizing of specific types of flat roll steels in non-automotive applications. The Structural and Rail Division sells structural steel beams, pilings and a variety of rail for the railroad industry. The Engineered Bar Products Division primarily sells special-bar-quality and merchant-bar-quality rounds, round-cornered squares, and smaller diameter engineered bars. The Roanoke Bar Division primarily sells merchant steel products, including angles, plain rounds, flats and channels. Steel of West Virginia primarily sells merchant beams, channels and specialty structural steel sections. The company's steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, industrial machinery, pipe and tube, and energy (including OCTG) markets.

Metals Recycling and Ferrous Resources Operations

        Metals recycling and ferrous resources operations primarily include OmniSource Corporation (OmniSource), the company's metals recycling and processing locations, ferrous scrap procurement, and our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility; and our Minnesota ironmaking operations, an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Butler Flat Roll Division. Our Minnesota ironmaking operations consists of Mesabi Nugget, (owned 82% by us); our iron concentrating and potential future iron mining operations, Mesabi Mining; and our iron tailings operation, Mining Resources (owned 81% by us). See discussion of Minnesota ironmaking operations impairment later in Note 1 under "Impairment of Long-Lived Tangible and Finite-Lived Intangible Assets." Metals recycling ferrous resources operations accounted for 28%, 32%, and 32% of the company's consolidated net sales during 2014, 2013, and 2012, respectively.

        Three years subsequent to Mesabi Nugget achieving certain performance measures (which as of December 31, 2014, had not been met), the noncontrolling investor may elect to require the company to purchase at par value all (but not less than all) of the units it owns at the time of such election. At

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

any time after that same date, the company may elect to purchase at par value all of the units owned by the noncontrolling investor. The $111.2 million and $101.4 million par value owned by the noncontrolling investor at December 31, 2014, and 2013, respectively, has been reported as redeemable noncontrolling interest in the consolidated balance sheets.

        On the fifth anniversary of the effective date of the formation of Mining Resources (2016), the noncontrolling investor has a non-transferable, non-assignable right to require the company to purchase at fair value all (but not less than all) of the units it owns at that time. The $15.1 million value owned by the noncontrolling investor at December 31, 2014, and 2013, has been reported as redeemable noncontrolling interest in the consolidated balance sheet.

Steel Fabrication Operations

        Steel fabrication operations include the company's six New Millennium Building System's joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 7%, 6%, and 5% of the company's consolidated net sales during 2014, 2013, and 2012, respectively.

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

Revenue Recognition and Allowances for Doubtful Accounts

        Except for the steel fabrication operations segment, the company recognizes revenues from sales and the allowance for estimated returns and claims from these sales at the time the title of the product transfers. Provision is made for estimated product returns and customer claims based on historical experience. If the historical data used in the estimates does not reflect future returns and claims trends, additional provision may be necessary. The company's steel fabrication operations segment recognizes revenues from construction contracts utilizing a percentage of completion methodology based on steel tons used on completed units to date as a percentage of estimated total steel tons required for each

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

contract. The allowance for doubtful accounts for all operating segments is based on the company's best estimate of probable credit losses, along with historical experience.

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

Inventories

        Inventories are stated at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following at December 31 (in thousands):

	2014	2013
Raw materials	$764,883	$660,384
Supplies	374,599	293,533
Work in progress	128,882	84,710
Finished goods	350,055	276,120

	$1,618,419	$1,314,747

Investments

        The company's investments in short-term commercial paper, of which there is none held at December 31, 2014 or 2013, are treated as trading securities.

        The company has investments in certain joint ventures and closely-held companies in which ownership varies between 49% and 50%. For these investments where the company does not have effective control, the company accounts for the investment using the equity method of accounting. Investments in companies in which the company does not exercise control and its ownership is less than 20% are carried at cost. These investments are reflected in other long-term assets on the company's balance sheet in an amount of $18.4 million and $17.8 million at December 31, 2014, and 2013, respectively.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress amounts, and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 3 to 20 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation is provided utilizing the straight-line depreciation methodology, or the units-of-production depreciation methodology for certain production related assets, based on units produced, subject to a minimum and maximum level. Depreciation expense was $229.4 million, $192.4 million, and $179.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

        The company's property, plant and equipment at December 31 consisted of the following (in thousands):

	2014	2013
Land and improvements	$334,583	$293,083
Buildings and improvements	713,837	550,226
Plant, machinery and equipment	3,898,275	2,942,684
Construction in progress	63,344	153,821

	5,010,039	3,939,814
Less accumulated depreciation	1,886,133	1,713,680

Property, plant and equipment, net	$3,123,906	$2,226,134

Intangible Assets

        The company's intangible assets, at December 31, consisted of the following (in thousands):

	2014	2013	Useful Life	Weighted Average Amortization Period
Customer and scrap generator relationships	$419,400	$408,400	10 to 25 years	19 years
Trademarks	189,800	189,800	Indefinite	—
Trademarks	3,200	3,200	12 years	12 years
Other	—	100	5 years	—

	612,400	601,500		19 years
Less accumulated amortization	241,731	215,341

	$370,669	$386,159

        The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the amounts are anticipated to be consumed. Finite-lived trademarks are amortized using a straight line methodology. Amortization of intangible assets was $26.4 million, $30.5 million, and $34.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. Estimated amortization expense, related to amortizable intangibles, for the years ending December 31 is as follows (in thousands):

2015	$24,180
2016	21,939
2017	19,157
2018	16,623
2019	15,084
Thereafter	83,886

Total	$180,869

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Tangible and Finite-Lived Intangible Assets

        The company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. We consider various factors and determine whether an impairment test is necessary, including by way of examples, a significant and prolonged deterioration in operating results and/or projected cash flows, significant changes in the extent or manner in which an asset is used, technological advances with respect to assets which would potentially render them obsolete, our strategy and capital planning, and the economic climate in markets to be served.

        During the fourth quarter of 2014, the company's Minnesota ironmaking operations reached a steady operating state, indicating a consistency in the operations' production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials. Given this, the company undertook an assessment of the recoverability of the carrying value of its Minnesota ironmaking operations' fixed assets. With the company's current outlook regarding future operating costs and product pricing, the company concluded that the carrying value of these fixed assets was no longer fully recoverable, and the fixed assets were in fact impaired. This assessment resulted in a $260.0 million impairment charge, including amounts attributable to noncontrolling interests of $46.5 million, recorded in the Metals Recycling and Ferrous Resources operating segment. The carrying values of the impaired assets were adjusted to their estimated fair values as determined primarily on the cost approach, as well as expected future discounted cash flows (an income approach), using Level 3 inputs as provided for under ASC 820.

        In the third quarter of 2012, the company determined that it would terminate two small joint venture entities, which were not aligned with the company's long-term strategic focus. The decision to terminate these joint ventures triggered an assessment for impairment based on estimated realizable values, a market approach using Level 3 inputs under ASC 820, resulting in an impairment charge of $8.3 million being recorded in 2012, and further adjustments in 2013 of $308,000. As these joint ventures are not reported within any of the company's reportable segments, reported segment results were not affected.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Goodwill

        The company's goodwill is allocated to the following reporting units at December 31, (in thousands):

	2014	2013
OmniSource—Metals Recycling/Ferrous Resources Segment	$456,727	$463,247
The Techs—Steel Segment	142,783	142,783
Butler Flat Roll Division, Structural and Rail Division, and Engineered Bar Division—Metals Recycling/Ferrous Resources Segment	95,000	95,000
Roanoke Bar Division—Steel Segment	29,041	29,041
Columbus Flat Roll Division—Steel Segment	19,682	—
New Millennium Building Systems—Steel Fabrication Segment	1,925	1,925

	$745,158	$731,996

        OmniSource goodwill decreased $6.5 million from December 31, 2013, to December 31, 2014, in recognition of the 2014 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

        At least once annually or when indicators of impairment exist, the company performs an impairment test for goodwill and other indefinite-lived intangible assets. Goodwill is allocated to various reporting units, which are generally one level below the company's operating segments. The company utilizes a two-stepped approach to evaluate goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step the company compares the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows (income approach), and by using a market approach based upon an analysis of valuation metrics of comparable peer companies. If the carrying amount exceeds the fair value, the company performs the second step of the test, which measures the amount of impairment loss to be recorded, if any. In the second step, the company compares the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit to which it is allocated. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Equity-Based Compensation

        The company has several stock-based employee compensation plans which are more fully described in Note 6. Compensation expense for restricted stock units, deferred stock units, restricted stock, and performance awards is recorded over the vesting periods using the fair value as determined by the closing fair market value of the company's common stock on the grant date, and with respect to performance awards, an estimate of probability of award achievement during the performance period. Compensation expense for these stock-based employee compensation plans was $22.8 million, $15.2 million, and $9.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Income Taxes

        The company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Earnings Per Share

        Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company's basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units, deferred stock units, and dilutive shares related to the company's convertible subordinated debt; and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive options at December 31, 2014, and 2013.

        The following table presents a reconciliation of the numerators and the denominators of the company's basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share data):

	2014			2013
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$157,024	232,547	$0.68	$189,314	220,916	$0.86
Dilutive stock options, deferred stock units, and restricted stock units	—	1,828		—	1,392
5.125% convertible senior notes	4,327	7,703		9,432	16,688

Diluted earnings per share	$161,351	242,078	$0.67	$198,746	238,996	$0.83

	2012
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$163,551	219,159	$0.75
Dilutive stock options and deferred stock units	—	916
5.125% convertible senior notes	9,432	16,549

Diluted earnings per share	$172,983	236,624	$0.73

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

        Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments, short-term commercial paper, and accounts receivable. The company places its temporary cash and short-term commercial paper investments with high credit quality financial institutions and companies, and limits the amount of credit exposure from any one entity. The company is exposed to credit risk in the event of nonpayment by customers. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. Management's estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company's customers. Customer accounts receivable are charged off when all collection efforts have been exhausted and the amounts are deemed uncollectible. Heidtman Steel Products (Heidtman), a related party, accounted for 4% of the company's net accounts receivable at December 31, 2014, and 7% at December 31, 2013.

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

        The company routinely enters into forward contracts in various commodities, primarily nonferrous metals (specifically aluminum, copper, nickel and silver) in our Metals Recycling and Ferrous Resources operations, to reduce exposure to commodity related price fluctuations. The company does not enter into these derivative financial instruments for speculative purposes.

Recently Issued Accounting Standards.

        In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Because the guidance in ASC 606

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

is principles-based, it can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Additionally, ASC 606 requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and potential uncertainty of revenue that is recognized. The company is currently evaluating the impact of the provisions of ASC 606.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern), effective for annual and interim periods ending after December 15, 2016. ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. There are required disclosures if principal conditions or events are identified that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans), as well as management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations, and management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern. This ASU is not expected to have any impact on our overall results of operations, financial position or cash flows.

Note 2. Acquisition

        On September 16, 2014, the company completed its acquisition of 100% of Severstal Columbus, LLC (Columbus), on a debt-free basis, for a purchase price of $1.625 billion, with additional working capital adjustments of $44.4 million. The Columbus acquisition was funded through the issuance of $1.2 billion in Senior Notes (see Note 3), borrowings under the company's senior secured credit facility, and available cash. The company purchased Columbus to significantly expand and diversify its steel operating base with the addition of 3.4 million tons of hot roll steel production capacity. The product offerings are diversified with respect to width, gauge, and strength when compared to the capabilities of our Butler Flat Roll Division. Located in northeast Mississippi, Columbus is one of the newest and most technologically advanced sheet steel electric arc furnace mills in North America, with access to non-energy related pipe and tube, OCTG and automotive markets. Additionally, Columbus is advantageously located to serve the growing markets in the southern U.S. and Mexico, providing the company with geographic diversification and growth opportunities. Columbus' operating results have been reflected in the company's financial statements since September 16, 2014, the effective date of the acquisition, in the steel operations reporting segment. Columbus reported revenues of $638.3 million and $29.8 million pretax income during the September 16, 2014, to December 31, 2014, period, which includes the effect of $26.4 million of purchase accounting related cost of goods sold expenses associated with the step-up in inventory, fixed assets, and intangible assets. In conjunction with the acquisition, the company recognized $25.2 million of acquisition and related costs that are included in other expenses in the consolidated income statement for the year ended December 31, 2014.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition (Continued)

        The aggregate purchase price was allocated to the opening balance sheet of Columbus at September 16, 2014, based on the fair value of the acquired assets, assumed liabilities, and identifiable intangible assets (in thousands):

Current assets, net of cash acquired	$553,255
Property, plant & equipment	1,279,714
Intangible assets	15,000
Goodwill	19,682
Other assets	3,875

Total assets acquired	1,871,526

Liabilities assumed	202,077

Net assets acquired	$1,669,449

        The fair values of inventory were determined on the cost (raw materials) and market (work-in-process and finished goods) approaches, real property on the market and cost approaches, personal property on the cost approach, and identifiable intangible assets on the multi-period excess earnings method (an income approach), in each case using Level 3 inputs as provided for under ASC 820.

        Goodwill and intangible assets of $19.7 million and $15.0 million, respectively, were recorded as a result of the acquisition. Goodwill recognized from the acquisition primarily relates to the expected contributions of Columbus to the overall company strategy in addition to the acquired workforce, which are not separable from goodwill. The goodwill is deductible for tax purposes. The identifiable intangible assets related to the acquisition consisted of the following (in thousands):

	Amount	Useful Life
Customer relationships	$11,000	15 years
Backlogs	4,000	2 months

	$15,000

        The company utilizes an accelerated amortization method so as to follow the pattern in which the economic benefits of the intangible assets are anticipated to be consumed. The related aggregate amortization expense recognized for the year ended December 31, 2014, was $4.4 million; $4.0 million recognized in cost of goods sold related to order backlog, and $400,000 of amortization expense related to the customer relationships. The estimated customer relationships intangible asset amortization expense for the next five years and thereafter follows (in thousands):

2015	$790
2016	1,038
2017	964
2018	859
2019	753
Thereafter	6,196

Total	$10,600

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition (Continued)

Unaudited Pro Forma Results

        Columbus' operating results have been reflected in the company's financial statements since the effective date of the acquisition, September 16, 2014. The following unaudited pro forma information is presented below as if the Columbus acquisition was completed as of January 1, 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Net Sales	$10,355,774	$9,193,344
Net Income attributable to Steel Dynamics, Inc.	264,779	155,357

        The information presented is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the company. The 2014 and 2013 pro forma results reflect Columbus operations for the years ended December 31, 2014, and 2013. As the unaudited pro forma information above is presented as if the acquisition had occurred on January 1, 2013, the gross margin reduction related to the step-up in inventory of $19.7 million and backlogs of $4.0 million, and acquisition and related costs of $25.2 million is reflected in 2013, but not in 2014.

Note 3. Long-Term Debt

        The company's borrowings consisted of the following at December 31 (in thousands):

	2014	2013
Senior term loan	$250,000	$247,500
5.125% convertible senior notes due 2014	—	287,493
6 1/8% senior notes due 2019	400,000	400,000
7 5/8% senior notes due 2020	350,000	350,000
5.125% senior notes due 2021	700,000	—
6 3/8% senior notes due 2022	350,000	350,000
5 1/4% senior notes due 2023	400,000	400,000
5.500% senior notes due 2024	500,000	—
Other obligations	74,166	72,596

Total debt	3,024,166	2,107,589
Less current maturities	46,460	341,544

Long-term debt	$2,977,706	$1,766,045

Financing Activity

        On February 13, 2015, the company announced that it is calling all $350.0 million of its 7 5/8% senior notes due 2020, at a redemption price (expressed as a percentage of principal amount) of 103.813% on March 16, 2015. The redemption is expected to be funded with available cash, and if necessary, borrowings under the Revolver facility discussed below. As a result of this redemption, the company will record an estimated $16.7 million of expenses related to the call premium and write off of unamortized debt issuance costs in the first quarter of 2015.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

        In November 2014, the company amended, restated and expanded its senior secured credit facility (Facility), increasing the revolving credit facility (Revolver) from the prior $1.1 billion level to a renewed five year $1.2 billion level, and also entering into a new five year $250.0 million term loan facility (Term Loan), both of which mature on November 14, 2019. Subject to certain conditions, the Company also has the ability to increase the Facility size by a minimum of $750 million. The proceeds from the new Term Loan were used to refinance the Company's then existing $226.9 million term loan facility and for general corporate purposes.

        In September 2014, the company issued $700.0 million of 5.125% Senior Notes due 2021 (2021 Senior Notes) and $500.0 million of 5.500% Senior Notes due 2024 (2024 Senior Notes), combined the Senior Notes. The proceeds from the issuance of the Senior Notes, along with cash on hand and borrowings under the company's then existing senior secured credit facility, were used to fund the September 16, 2014, acquisition of Columbus.

        In June 2014, holders of $271.8 million principal amount of the company's 5.125% Convertible Senior Notes due June 15, 2014 (the "Notes"), exercised their option to convert the Notes into shares of common stock by the close of business on June 12, 2014, the conversion election deadline. The conversion rate provided under the terms of the Notes was 58.4731 shares of common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $17.10 per share of common stock, resulting in the company issuing a total of 15,893,457 shares of common stock from treasury shares upon conversion of the Notes. The remaining $15.7 million of the outstanding Notes was paid in cash on June 16, 2014.

        In March 2013, the company issued $400.0 million of 5 1/4% senior notes due 2023 (2023 Senior Notes), the proceeds of which, along with available cash, was used to fund the March 2013 purchase of $301.7 million (plus accrued interest) of the company's 6 3/4% senior notes due 2015 (2015 Senior Notes) pursuant to a tender offer; and the April 2013 repayment of the remaining outstanding 2015 Senior Notes due in the principal amount of $198.3 million (plus accrued interest). As a result of the tender offer and repurchase of the 2015 Senior Notes, the company recorded expenses related to tender premiums, unamortized debt issuance costs write-off, and tender expenses of $2.6 million, which are reflected in other expenses in the consolidated statement of income for the year ended December 31, 2013.

        In 2012, the company tendered, redeemed or extinguished all $700.0 million of its 2012 senior notes and $500.0 million of its 2016 senior notes, and issued new debt in the form of a $275.0 million term loan, $400.0 million 6 1/8% senior notes due 2019, and $350.0 million 6 3/8% senior notes due 2022. The refinancing activity during 2012 resulted in the company recording expenses of $40.3 million related to tender and call premiums, write off of unamortized debt issuance costs, loss on early extinguishment of debt, and tender expenses, which are reflected in other expenses in the consolidated statement of income for the year ended December 31, 2012.

Senior Secured Credit Facility, due 2019

        The company's senior secured credit Facility, which provides a $1.2 billion Revolver, matures November 2019. Subject to certain conditions, the company has the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of the company's subsidiaries; and is secured by substantially all of the company's and its wholly-owned subsidiaries' receivables and inventories, and by pledges of all shares of the company's wholly-owned subsidiaries'

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

capital stock. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The company also issued a $250.0 million Term Loan under the Facility which matures on November 14, 2019. Quarterly principal payments under the Term Loan are required to be made in the amount of 1.25% of the original principal amount, with the unpaid principal balance of approximately $190.6 million due on the maturity date. Interest on the Term Loan is based on the Facility's pricing grid (1.78% at December 31, 2014) and is payable quarterly.

        The Facility pricing grid is adjusted quarterly, and is based on the company's leverage of net debt (as defined in the Facility) to last-twelve-month's (LTM) pro-forma EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions). The minimum pricing is LIBOR plus 1.00% or Prime, and the maximum pricing is LIBOR plus 2.00% or Prime plus 1.00%. In addition, the company is subject to an unused commitment fee of between 0.225% and 0.375% (based on leverage of net debt to LTM pro-forma EBITDA) which is applied to the unused portion of the Revolver each quarter.

        The Facility contains financial covenants and other covenants pertaining to the company's ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. The company's ability to borrow funds within the terms of the Revolver is dependent upon its continued compliance with the financial and other covenants. At December 31, 2014, the company had $1.2 billion of availability on the Revolver, $14.5 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

        The financial covenants under the company's Facility state that it must maintain an interest coverage ratio of not less than 2.50:1.00. The company's interest coverage ratio is calculated by dividing its LTM pro-forma EBITDA by its LTM pro-forma gross interest expense less amortization of financing fees. In addition, a net debt (as defined in the Facility) to LTM pro-forma EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, the company's ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At December 31, 2014, the company's interest coverage ratio and net debt leverage ratio were 6.05:1.00 and 2.47:1.00, respectively. The company was therefore in compliance with these covenants at December 31, 2014, and anticipates remaining in compliance during the next twelve months.

Senior Unsecured Notes

        We have six different tranches of senior unsecured notes (Notes) outstanding. These Notes are in equal right of payment with all existing and future senior unsecured indebtedness and are senior in right of payment to all subordinated indebtedness. These Notes contain provisions that allow the company to redeem the senior notes on or after the dates and at redemption prices (expressed as a percentage of principal amount) listed below. Additionally, these Notes generally allow the company to redeem some or all of the Notes by paying a "make-whole" premium any time prior to the dates listed below. The company may redeem up to 35% of each of the Notes at a redemption price and by the

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

dates listed below using the proceeds from the sales of the company's common stock. See the key terms of each of the Notes outstanding below.

Issue	2019 Notes	2020 Notes	2021 Notes	2022 Notes	2023 Notes	2024 Notes
Outstanding Balance	$400.0 million	$350.0 million	$700.0 million	$350.0 million	$400.0 million	$500.0 million
Stated Interest Rate	6 1/8%	7 5/8%	5.125%	6 3/8%	5 1/4%	5.500%
Semi-Annual Interest Payment Dates	February 15 and August 15	March 15 and September 15	April 1 and October 1	February 15 and August 15	April 15 and October 15	April 1 and October 1
Equity Redemption Option Price & Date	106.125%	Expired	105.125%	106.375%	105.250%	105.500%
	(8/15/15)		(10/1/17)	(8/15/15)	(4/15/16)	(10/1/17)
"Make-whole" Option Date	8/15/16	Not Applicable	10/1/17	8/15/17	4/15/18	10/1/19
First Call Price & Date	103.063%	103.813%	102.563%	103.188%	102.625%	102.750%
	(8/15/16)	(3/15/15)	(10/1/17)	(8/15/17)	(4/15/18)	(10/1/19)
Second Call Price & Date	101.531%	102.542%	101.281%	102.125%	101.750%	101.833%
	(8/15/17)	(3/15/16)	(10/1/18)	(8/15/18)	(4/15/19)	(10/1/20)
Third Call Price & Date	100.000%	101.271%	100.000%	101.063%	100.875%	100.917%
	(8/15/18)	(3/15/17)	(10/1/19)	(8/15/19)	(4/15/20)	(10/1/21)
Fourth Call Price & Date	—	100.000%	—	100.000%	100.000%	100.000%
		(3/15/18)		(8/15/20)	(4/15/21)	(10/1/22)
Maturity Date	August 15, 2019	March 15, 2020	October 1, 2021	August 15, 2022	April 15, 2023	October 1, 2024

Other Secured Obligations

        Minnesota Economic Development State Loans.    Mesabi Nugget has loans from various Minnesota state agencies related to the construction and ultimate operation of the company's Mesabi Nugget project. These loans require monthly principal and interest payments, at a 3.5% interest rate until February 2017, and then changing to 5.0% through maturity in 2027. Amounts due under these loans were $25.7 million and $27.2 million at December 31, 2014, and 2013, respectively.

        Other.    The company has an unsecured electricity transmission facility loan which bears interest at 8.1%, with monthly principal and interest payments required through maturity in 2022. The company has an unused $3.0 million stand-by letter of credit in conjunction with this loan. The outstanding principal balance was $5.4 million and $6.0 million as of December 31, 2014, and 2013, respectively. One of the company's controlled subsidiaries entered into a secured credit agreement in 2012 which provides a revolving variable rate (3.375% at December 31, 2014) credit facility of up to $40.0 million, subject to a borrowing base determined from eligible accounts receivable and inventory. Interest is payable monthly. The outstanding principal balance was $27.8 million and $20.1 million as of December 31, 2014, and 2013, respectively. In 2013, one of the company's controlled subsidiaries entered into financing agreements for certain equipment which bear interest at 6.0%, with monthly principal and interest payments required through maturities in 2027 and 2028. The outstanding principal balance of these agreements was $10.7 and $11.2 million at December 31, 2014, and 2013, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

  Outstanding Debt Maturities

        Maturities of outstanding debt as of December 31, 2014, are as follows (in thousands):

2015	$46,460
2016	16,364
2017	15,675
2018	15,601
2019	603,291
Thereafter	2,326,775

$3,024,166

        The company capitalizes interest on all qualifying construction-in-progress assets. For the years ended December 31, 2014, 2013, and 2012, total interest costs incurred were $139.7 million, $132.3 million, and $160.0 million, respectively, of which $2.5 million, $4.6 million and $1.4 million, respectively, were capitalized. Cash paid for interest was $114.3 million, $129.5 million, and $154.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 4. Income Taxes

        The company files a consolidated federal income tax return. Net cash paid for taxes was $120.5 million, $72.4 million and $46.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. The current and deferred federal and state income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

	2014	2013	2012
Current income tax expense	$94,312	$72,599	$11,334
Deferred income tax expense (benefit)	(21,159)	26,715	50,451

Total income tax expense	$73,153	$99,314	$61,785

        A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.6	3.8	3.4
Domestic manufacturing deduction	(4.8)	(2.0)	(2.3)
Noncontrolling interests	13.9	3.4	3.6
Federal research and development tax credits	(1.5)	(2.5)	—
Audit settlements	—	—	(9.6)
Other permanent differences	(2.8)	0.1	0.2

Effective tax rate	44.4%	37.8%	30.3%

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes (Continued)

        Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2014	2013
Deferred tax assets
Accrued expenses and allowances	$22,780	$23,497
Inventories	20,546	3,621
Net operating loss carryforwards	33,347	18,690
Other	5,571	6,238

Subtotal	82,244	52,046
Less: valuation allowance	(21,586)	(10,641)

Total net deferred tax assets	60,658	41,405

Deferred tax liabilities
Property, plant and equipment	(449,939)	(474,088)
Intangible assets	(108,840)	(94,936)
Other	(8,359)	(10,426)

Total deferred tax liabilities	(567,138)	(579,450)

Net deferred tax liability	$(506,480)	$(538,045)

        Certain wholly-owned and controlled subsidiaries of the company file separate federal and state income tax returns. These subsidiaries have generated federal net operating loss carryforwards of $56.3 million which expire in 2032 to 2034, and state net operating loss carryforwards which principally expire in the years 2024 to 2034. Management has considered the scheduled reversal of the deferred tax liabilities, historical taxable losses, projected taxable income and tax planning strategies in determining that it is more likely than not that the some of the deferred tax assets relating to the tax loss carryforwards of the subsidiaries will not be realized. Based on these evaluations, valuation allowances of $21.6 million and $10.6 million have been recorded as of December 31, 2014, and 2013, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance at January 1	$26,564	$22,245	$64,555
Increases related to current year tax positions	1,050	1,050	—
Increases related to prior year tax positions	653	3,760	741
Decreases related to prior year tax positions	(2,298)	(491)	(40,741)
Settlements with taxing authorities	(8,631)	—	(2,310)

Balance at December 31	$17,338	$26,564	$22,245

        Included in the balance of unrecognized tax benefits at December 31, 2014, are potential benefits of $12.5 million that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes (Continued)

year ended December 31, 2014, the company recognized benefits from the reduction of interest expense of $1.1 million, net of tax. In addition to the unrecognized tax benefits in the table above, the company had $5.5 million accrued for the payment of interest and penalties at December 31, 2014.

        The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The Internal Revenue Service (IRS) has completed its examinations of the years 2004 through 2009 and has settled those years with the company. The IRS is currently examining the company's federal income tax returns for the years 2010 and 2011. At this time the company does not believe there will be any significant examination adjustments that would result in a material change to the company's financial position, results of operations or cash flows. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of these federal income tax audits, and state income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $8.1 million by the end of 2015. With the exception of the 2010 federal return which is currently under examination, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2011.

Note 5. Shareholders' Equity

Cash Dividends

        The company declared cash dividends of $108.6 million, or $0.46 per common share, during 2014; $97.4 million, or $0.44 per common share, during 2013; and $87.7 million, or $0.40 per common share, during 2012. The company paid cash dividends of $105.4 million, $94.8 million and $87.6 million during 2014, 2013, and 2012, respectively.

Treasury Stock

        The company's board of directors has authorized the company to repurchase shares of the company's common stock through open market trades. The company did not repurchase any shares during the three-year period ended December 31, 2014. As of December 31, 2014, the company had remaining authorization to repurchase approximately 3.6 million additional shares. The repurchase program does not have an expiration date.

Note 6. Equity-based Incentive Plans

2006 Amended and Restated Equity Incentive Plan (2006 Plan)

        The 2006 Plan was designed to attract, motivate and retain qualified persons that are able to make important contributions to the company's success. To accomplish these objectives, the 2006 Plan provides for awards of equity-based incentives through granting of stock options, restricted stock units (RSUs), deferred stock units (DSUs), restricted stock awards, unrestricted stock awards, stock appreciation rights, and performance awards. The company's stockholders approved the 2006 Plan in May 2012 and 15.5 additional shares of common stock were reserved for issuance upon exercise of options or other equity grants under the 2006 Plan through December 31, 2015. The 2006 Plan uses a fungible share concept under which any awards that are not a full-value award, such as stock options and stock appreciation rights, will be counted against the share limit as one share for each share of common stock, and awards that are full-value awards, such as RSUs, DSUs, restricted and unrestricted

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

stock awards, and performance awards, will be counted against the share limit as 2.09 shares for each share of common stock. At December 31, 2014, there were 9.6 million shares in the fungible share reserve still available for issuance.

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

        Pursuant to the 2006 Plan, the company's Board of Directors adopted the Long-term Incentive Compensation Program (LTIP), a performance-based program directed toward key senior executives of the company, as determined at the discretion of the Compensation Committee of the Board of Directors. Awards are in shares of the company's common stock. Once earned on the basis of performance, one-third of the shares vest immediately and the remaining shares vest equally over an additional two-year service-based vesting period requirement. The performance period is generally three years; however, certain transition awards may be issued with shorter performance periods. Performance is measured in terms of equal portions of revenue growth, operating margin, return on invested capital and return on equity of the company as compared to the same measures, similarly treated, of a pre-established group of steel sector competitors. Awards earned can range from zero to 100% of the specified compensation of the named company executives in the year of award. The Compensation Committee granted the following three-year performance period awards, and one- and

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

two-year performance period transition awards, which have been earned and have or will be issued over the vesting period as follows:

	Maximum Shares That Could Be Issued	Award Earned		Award Issued/Issuable
2012 Award:
One-year performance period transition award	164,291	95,291		31,764		March 2013
				31,764		March 2014
				31,763		March 2015
2013 Award:
One-year performance period transition award	173,319	164,653		54,885		March 2014
				54,884		March 2015
				54,884		March 2016
Two-year performance period transition award	173,319	159,454		53,152		March 2015
				53,151		March 2016
				53,151		March 2017
Three-year performance period award	173,319		*		*
2014 Award:
Three-year performance period award	269,351		*		*

*
Not yet earned as performance period not complete.

        In addition to the RSUs and stock options granted during the three year period ended December 31, 2014, presented below, the company awarded 54,000, 53,000 and 79,000 DSUs in 2014, 2013 and 2012, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

  Restricted Stock Units (RSU)

        A summary of the company's RSU activity and outstanding RSUs as of December 31, 2014, are presented below (dollars in thousands except grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Unrecognized Compensation
Outstanding RSUs as of January 1, 2012	—	$—
Granted	1,422,448	$11.95
Vested	(143,666)	$12.65
Forfeited	(9,475)	$11.92

As of December 31, 2012	1,269,307	$11.87	$17,428	$12,318
Granted	1,293,140	$18.16
Vested	(170,398)	$17.74
Forfeited	(112,406)	$12.48

As of December 31, 2013	2,279,643	$14.97	$44,544	$22,197
Granted	1,121,416	$21.82
Vested	(1,245,489)	$13.20
Forfeited	(144,344)	$15.51

As of December 31, 2014 (nonvested)	2,011,226	$19.85	$39,702	$25,171

        The weighted average remaining life before vesting of the outstanding RSUs as of December 31, 2014, is 1.4 years. The fair value of RSUs vesting during 2014, 2013, and 2012 was $24.6 million, $3.3 million, and $1.8 million, respectively, and was net-share settled such that the company withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld in 2014, 2013, and 2012 were approximately 444,000, 63,000, and 49,000 shares, respectively, and were based on the value of the RSUs on their vesting dates as determined by the company's closing stock price.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

  Stock Options

        A summary of the company's stock option activity and certain information concerning the company's outstanding options as of December 31, 2014, are presented below. There were no stock options granted in 2012, 2013, or 2014.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2012	8,602,282	$15.06	$5.25
Exercised	(451,135)	$6.70	$2.67
Forfeited	(1,077,438)	$21.85	$6.04

As of December 31, 2012	7,073,709	$14.56	$5.30
Exercised	(3,134,953)	$11.02	$4.19
Forfeited	(681,586)	$29.52	$9.01

As of December 31, 2013	3,257,170	$14.84	$5.58
Exercised	(1,773,872)	$15.01	$5.57
Forfeited	(84,783)	$14.98	$5.45

As of December 31, 2014	1,398,515	$14.62	$5.61

Range of Exercise Price	Exercisable Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Exercisable Outstanding Options
$10 to $15	731,256	1.29	$12.95
$15 to $20	667,259	1.15	$16.46

	1,398,515

        The aggregate intrinsic value of options exercised was $9.3 million, $18.7 million, and $3.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. The aggregate intrinsic value of options which were outstanding and exercisable as of December 31, 2014, was $7.2 million, and there is no unrecognized stock option compensation expense at December 31, 2014.

2013 Executive Incentive Compensation Plan (Executive Plan)

        Pursuant to the company's existing Executive Plan, certain officers and other senior management members of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus up to a fixed percentage of base salary is distributed as common stock of the company, of which one-third of the shares vest immediately and the remaining shares vest equally over an additional two-year service-based vesting period requirement. A total of 2.5 million shares have been reserved under this plan, which was amended, and approved by stockholders, during 2013. At December 31, 2014, 2.3 million shares under the Executive Plan remained available for issuance. Pursuant to the Executive Plan, 221,900 shares were awarded with a market value of approximately $3.8 million for the award year 2014, 9,500 shares were awarded with a market value of $157,000 for the award year 2013, and 8,900 shares were awarded with a market value of $135,000 for the award year 2012.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

2014 Employee Stock Purchase Plan

        The 2014 Employee Stock Purchase Plan allows eligible employees, at their election, to purchase shares of the company's stock on the open market at fair market value with a designated broker through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees' payroll deductions. The company's total expense for the plan was $376,000, $354,000, and $354,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

        Commodity futures contracts.    If the company is "long" on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is "short" on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company's commodity futures contract commitments as of December 31, 2014 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	3,700	MT
Aluminum	Short	5,025	MT
Copper	Long	3,611	MT
Copper	Short	15,733	MT
Silver	Short	343	Lbs

        The following summarizes the location and amounts of the fair values reported on the company's balance sheets and gains or losses related to derivatives included in the company's statements of income as of and for the years ended December 31 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Derivative instruments designated as fair value hedges—
Commodity futures	Other current assets	$3,180	$658	$913	$1,886
Derivative instruments not designated as hedges—
Commodity futures	Other current assets	$2,132	$352	$626	$2,601

Total derivative instruments		$5,312	$1,010	$1,539	$4,487

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Derivative Financial Instruments (Continued)

        The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements, which total $7.6 million and $3.6 million at December 31, 2014, and 2013, respectively, are reflected in other current assets in the consolidated balance sheet.

	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives for the year ended December 31, 2014	Hedged items in fair value hedge relationships	Location of gain (loss) recognized in income on related hedged item	Amount of gain (loss) recognized in income on related hedged items for the year ended December 31, 2014
Derivatives in fair value hedging relationships—
Commodity futures	Costs of goods sold	$2,778	Firm commitments	Costs of goods sold	$1,488

			Inventory	Costs of goods sold	(3,411)

					$(1,923)

Derivatives not designated as hedging instruments—
Commodity futures	Costs of goods sold	$14,988

	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives for the year ended December 31, 2013	Hedged items in fair value hedge relationships	Location of gain (loss) recognized in income on related hedged item	Amount of gain (loss) recognized in income on related hedged items for the year ended December 31, 2013
Derivatives in fair value hedging relationships—
Commodity futures	Costs of goods sold	$7,509	Firm commitments	Costs of goods sold	$120

			Inventory	Costs of goods sold	(7,437)

					$(7,317)

Derivatives not designated as hedging instruments—
Commodity futures	Costs of goods sold	$2,097

	Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives for the years ended December 31, 2012
Derivatives not designated as hedging instruments—
Commodity futures	Costs of goods sold	$(892)

        Derivatives accounted for as fair value hedges had ineffectiveness resulting in a gain of $206,000 and a loss of $206,000 for the years ended December 31, 2014, and 2013, respectively; and gains

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Derivative Financial Instruments (Continued)

excluded from hedge effectiveness testing of $649,000 and $398,000 that reduced costs of goods sold for the years ended December 31, 2014, and 2013, respectively.

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

        The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2014
Commodity futures—financial assets	$5,312	$—	$5,312	$—
Commodity futures—financial liabilities	1,539	—	1,539	—
2013
Commodity futures—financial assets	$1,010	$—	$1,010	$—
Commodity futures—financial liabilities	4,487	—	4,487	—

        The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of short-term commercial paper and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $3.1 billion and $2.3 billion (with a corresponding carrying amount in the consolidated balance sheet of $3.0 billion and $2.1 billion) at December 31, 2014, and 2013, respectively.

        Refer to Note 1 and Note 2, respectively, for discussion of the long-lived assets measured at fair value as a result of an impairment and assets recognized at fair value as a result of the business combination.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Commitments and Contingencies

        The company has entered into certain commitments with suppliers which are of a customary nature. Commitments have been entered into relating to future expected requirements for such commodities as electricity, natural gas and its transportation services, fuel, air products, and zinc. Certain commitments contain provisions which require that the company "take or pay" for specified quantities at fixed prices without regard to actual usage for periods of up to 30 months for physical commodity requirements, for up to 5 years for commodity transportation requirements, and for up to 14 years for air products. The company utilized such "take or pay" requirements during the past three years under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

        The company's commitments for these agreements with "take or pay" or other similar commitment provisions for the years ending December 31, as follows (in thousands):

2015	$174,711
2016	49,177
2017	20,669
2018	18,658
2019	19,829
Thereafter	83,699

$366,743

        The company purchases its electricity consumed at its Butler Flat Roll Division pursuant to a contract which extends through December 2015, and designates 160 hours annually as "interruptible service." The contract also establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        At December 31, 2014, the company has outstanding commitments of $24.4 million related to ongoing construction of property, plant, and equipment related primarily to steel operations. The company's commitments for operating leases are discussed in Note 12.

        The company is involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

        The company is involved, along with other steel manufacturing companies, in several class action antitrust complaints filed in federal court in Chicago, Illinois, which allege a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a period between 2005 and 2007, by artificially restricting the supply of such steel products. One of the complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products. A second complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period. An additional complaint was brought in December 2010, on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaints. All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. Plaintiffs filed a Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Commitments and Contingencies (Continued)

Memorandum in Opposition to Plaintiffs' Motion for Class Certification. A hearing on class certification was held on March 5-7 and April 11, 2014, and the matter remains under advisement. It's unclear when the court will issue its ruling.

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

Note 10. Transactions with Affiliated Companies

        The company sells flat roll products and occasionally purchases ferrous materials from Heidtman. The president and chief executive officer of Heidtman is a member of the company's board of directors and a stockholder of the company. Transactions with Heidtman for the years ended December 31, are as follows (in thousands):

	2014	2013	2012
Sales	$234,608	$236,075	$244,531
Percentage of consolidated net sales	3%	3%	3%
Accounts receivable	35,447	51,760	38,093
Purchases	7,639	5,562	11,372
Accounts payable	236	391	800

        On September 15, 2009, the company purchased from Heidtman a 32 acre tract of land adjacent to the company's Flat Roll Division, together with a 387,000 square foot building for a purchase price of $9.3 million. Contemporaneously the company purchased from Heidtman equipment located at this site for a purchase price of $18.6 million. Immediately following the acquisition of this property, the company leased the real estate and equipment back to Heidtman for a term of five years, which the company accounted for as a direct financing lease. Heidtman used the real estate and equipment in its steel processing operations, paying the company monthly rental of approximately $289,000. At any time during the lease term, Heidtman had the option to repurchase the real estate and equipment for $27.9 million, which they exercised in January 2014, satisfying the $27.9 million direct financing lease receivable, which was reflected in other non-current assets in the company's December 31, 2013, balance sheet.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Transactions with Affiliated Companies (Continued)

        The company also purchases and sells recycled and scrap metal with other smaller affiliated companies. These transactions are as follows (in thousands):

	2014	2013	2012
Sales	$39,777	$49,748	$38,286
Accounts receivable	7,543	4,632	4,771
Purchases	279,177	111,048	238,114
Accounts payable	21,029	9,936	14,344

Note 11. Retirement Plans

        The company sponsors several 401(k) retirement savings and profit sharing plans (Plans) for eligible employees, which are considered "qualified plans" for federal income tax purposes. The company's total expense for the Plans was $39.4 million, $25.2 million, and $22.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. In 2014 and 2013, the company's profit sharing component is 8% of consolidated pretax income excluding noncontrolling interests and other items. Prior to 2013, the company's profit sharing component consisted of 2% of consolidated pretax earnings plus a unique percentage of each of the company's operating segments' pretax earnings after allocation of certain corporate expenses. The resulting company profit sharing component was $36.3 million, $23.1 million, and $20.5 million for the years ended December 31, 2014, 2013, and 2012, respectively; of which $29.0 million, $18.5 million, and $14.3 million, respectively, was directed by the company's board of directors to be contributed to the Plans, with the remaining amounts each year paid directly in cash to the Plans' participants.

Note 12. Leases

        The company has operating leases relating principally to transportation and other equipment and real estate. Certain leases include escalation clauses and/or purchase options. The company paid $16.0 million, $13.5 million, and $14.8 million for operating leases for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014, future minimum payments for all non-cancelable operating leases with an initial or remaining term of one year or more are as follows (in thousands):

2015	$10,465
2016	7,824
2017	5,059
2018	4,743
2019	4,204
Thereafter	8,294

$40,589

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Segment Information

        The company has three reportable segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations. Columbus is reported in the steel operations reporting segment from its September 16, 2014, acquisition date. These operations are described in Note 1 to the financial statements. Revenues included in the category "Other" are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further processing, slitting, and sale of certain steel products and the resale of certain secondary and excess steel products. In addition, "Other" also includes certain unallocated corporate accounts, such as the company's senior secured credit facility, senior notes, convertible senior notes, certain other investments and certain profit sharing expenses.

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

        The company's segment results for the years ended December 31, are as follows (in thousands):

For the Year Ended December 31, 2014	Steel Operations	Metals Recycling / Ferrous Resources		Steel Fabrication Operations	Other		Eliminations		Consolidated
Net Sales
External	$5,300,762	$2,246,069		$631,750	$94,377		$—		$8,272,958
External Non-U.S.	240,981	240,900		—	1,113		—		482,994
Other segments	279,835	1,282,272		58	27,496		(1,589,661)		—

	5,821,578	3,769,241		631,808	122,986		(1,589,661)		8,755,952

Operating income (loss)	671,607	(308,730)	(7)	51,894	(98,879)	(1)	4,428	(2)	320,320
Income (loss) before income taxes	602,651	(335,974)	(7)	45,376	(151,678)	(8)	4,428		164,803
Depreciation and amortization	139,761	108,743		9,712	5,313		(204)		263,325
Capital expenditures	61,426	46,374		3,027	958		—		111,785
As of December 31, 2014
Assets	4,406,402	2,169,902		301,316	639,844	(3)	(206,437)	(4)	7,311,027
Liabilities	768,047	574,850		42,234	3,200,497	(5)	(196,468)	(6)	4,389,160

Footnotes related to the year ended December 31, 2014 segment results (in millions):

(1)	Corporate SG&A	$(42.0)	(2)	Gross profit increase from intra-company sales	$4.4

	Company-wide equity-based compensation	(22.8)
	Profit sharing	(36.3)
	Other, net	2.2

		$(98.9)

(3)	Cash and equivalents	$267.8	(4)	Elimination of intra-company receivables	$(60.3)
	Accounts receivable	10.0		Elimination of intra-company debt	(137.1)
	Inventories	21.0		Other	(9.0)

	Deferred income taxes	35.4			$(206.4)

	Property, plant and equipment, net	68.9
	Debt issuance costs	42.0
	Intra-company debt	137.1
	Other	57.6

		$639.8

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Segment Information (Continued)

(5)	Accounts payable	$50.7	(6)	Elimination of intra-company payables	$(60.8)
	Income taxes payable	6.1		Elimination of intra-company debt	(137.1)
	Accrued interest	50.2		Other	1.4

	Accrued profit sharing	36.8			$(196.5)

	Debt	2,953.3
	Deferred income taxes	71.4
	Other	32.0

		$3,200.5

(7)	Includes $260.0 million of impairment charges associated with the Minnesota ironmaking operations.		(8)	Includes $25.2 million of acquisition and bridge financing costs associated with the acquisition of Columbus.

For the Year Ended December 31, 2013	Steel Operations	Metals Recycling / Ferrous Resources	Steel Fabrication Operations	Other		Eliminations	Consolidated
Net Sales
External	$4,256,077	$2,173,863	$438,254	$87,532		$—	$6,955,726
External Non-U.S.	205,380	210,978	—	840		—	417,198
Other segments	223,713	1,173,878	1,401	26,954		(1,425,946)	—

	4,685,170	3,558,719	439,655	115,326		(1,425,946)	7,372,924

Operating income (loss)	504,384	(52,468)	7,003	(71,446)	(1)	(948) (2)	386,525
Income (loss) before income taxes	449,405	(84,826)	827	(101,628)		(948)	262,830
Depreciation and amortization	106,603	109,847	8,736	5,946		(204)	230,928
Capital expenditures	121,835	60,678	2,166	2,164		—	186,843
As of December 31, 2013
Assets	2,642,866	2,549,626	270,215	686,594	(3)	(216,295) (4)	5,933,006
Liabilities	563,924	588,232	22,704	2,349,722	(5)	(203,945) (6)	3,320,637

Footnotes related to the twelve months ended December 31, 2013 segment results (in millions):

(1)	Corporate SG&A	$(37.3)	(2)	Gross profit decrease from intra-company sales	$(0.9)

	Company-wide equity-based compensation	(13.9)
	Profit sharing	(23.1)
	Other, net	2.9

		$(71.4)

(3)	Cash and equivalents	$325.7	(4)	Elimination of intra-company receivables	$(43.5)
	Accounts receivable	8.5		Elimination of intra-company debt	(159.3)
	Inventories	10.4		Other	(13.5)

	Deferred income taxes	23.2			$(216.3)

	Property, plant and equipment, net	72.5
	Debt issuance costs	26.0
	Intra-company debt	159.3
	Other	61.0

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

		$2,497.8

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information

        Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company's senior unsecured notes due 2019, 2020, 2021, 2022, 2023 and 2024. Following are the company's condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, which includes Columbus since its acquisition on September 16, 2014, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements, and notes thereto.

Condensed Consolidating Balance Sheets (in thousands)

As of December 31, 2014	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$265,313	$81,690	$14,360	$—	$361,363
Accounts receivable, net	321,493	1,176,849	44,696	(640,213)	902,825
Inventories	662,970	862,796	94,916	(2,263)	1,618,419
Other current assets	94,634	8,416	6,577	(18,469)	91,158

Total current assets	1,344,410	2,129,751	160,549	(660,945)	2,973,765
Property, plant and equipment, net	1,002,407	1,826,208	297,505	(2,214)	3,123,906
Intangible assets, net	—	370,669	—	—	370,669
Goodwill	—	745,158	—	—	745,158
Other assets, including investments in subs	3,900,691	24,810	6,635	(3,834,607)	97,529

Total assets	$6,247,508	$5,096,596	$464,689	$(4,497,766)	$7,311,027

Accounts payable	$151,517	$371,037	$98,886	$(110,384)	$511,056
Accrued expenses	191,433	166,101	11,695	(76,163)	293,066
Current maturities of long-term debt	13,073	777	73,767	(41,157)	46,460

Total current liabilities	356,023	537,915	184,348	(227,704)	850,582
Long-term debt	2,942,360	624	158,665	(123,943)	2,977,706
Other liabilities	36,110	1,807,989	28,719	(1,311,946)	560,872
Redeemable noncontrolling interests	—	—	126,340	—	126,340
Common stock	635	1,727,859	18,121	(1,745,980)	635
Treasury stock	(398,898)	—	—	—	(398,898)
Additional paid-in-capital	1,083,435	117,737	635,156	(752,893)	1,083,435
Retained earnings (deficit)	2,227,843	904,472	(569,172)	(335,300)	2,227,843

Total Steel Dynamics, Inc. equity	2,913,015	2,750,068	84,105	(2,834,173)	2,913,015
Noncontrolling interests	—	—	(117,488)	—	(117,488)

Total equity	2,913,015	2,750,068	(33,383)	(2,834,173)	2,795,527

Total liabilities and equity	$6,247,508	$5,096,596	$464,689	$(4,497,766)	$7,311,027

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

As of December 31, 2013	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$320,866	$61,148	$13,142	$—	$395,156
Accounts receivable, net	309,691	874,707	32,018	(495,816)	720,600
Inventories	673,763	557,640	91,199	(7,855)	1,314,747
Other current assets	50,228	8,399	3,259	(18,755)	43,131

Total current assets	1,354,548	1,501,894	139,618	(522,426)	2,473,634
Property, plant and equipment, net	1,046,093	619,617	562,843	(2,419)	2,226,134
Intangible assets, net	—	386,159	—	—	386,159
Goodwill	—	731,996	—	—	731,996
Other assets, including investments in subs	2,630,411	21,789	8,092	(2,545,209)	115,083

Total assets	$5,031,052	$3,261,455	$710,553	$(3,070,054)	$5,933,006

Accounts payable	$160,255	$258,406	$60,987	$(64,716)	$414,932
Accrued expenses	142,055	115,182	10,694	(49,229)	218,702
Current maturities of long-term debt	315,521	300	52,163	(26,440)	341,544

Total current liabilities	617,831	373,888	123,844	(140,385)	975,178
Long-term debt	1,725,433	—	204,385	(163,773)	1,766,045
Other liabilities	140,465	1,986,260	34,895	(1,582,206)	579,414
Redeemable noncontrolling interest	—	—	116,514	—	116,514
Common stock	645	33,896	18,121	(52,017)	645
Treasury stock	(718,529)	—	—	—	(718,529)
Additional paid-in-capital	1,085,694	117,737	552,946	(670,683)	1,085,694
Retained earnings (deficit)	2,179,513	749,674	(288,684)	(460,990)	2,179,513

Total Steel Dynamics, Inc. equity	2,547,323	901,307	282,383	(1,183,690)	2,547,323
Noncontrolling interests	—	—	(51,468)	—	(51,468)

Total equity	2,547,323	901,307	230,915	(1,183,690)	2,495,855

Total liabilities and equity	$5,031,052	$3,261,455	$710,553	$(3,070,054)	$5,933,006

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the Year Ended, December 31, 2014	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,904,488	$9,761,236	$527,584	$(5,437,356)	$8,755,952
Costs of goods sold	3,305,269	9,212,977	598,428	(5,326,933)	7,789,741

Gross profit (loss)	599,219	548,259	(70,844)	(110,423)	966,211
Selling, general and administrative	149,374	241,163	273,503	(18,149)	645,891

Operating income (loss)	449,845	307,096	(344,347)	(92,274)	320,320
Interest expense, net of capitalized interest	78,442	56,006	7,745	(4,930)	137,263
Other (income) expense, net	18,976	(23)	(5,629)	4,930	18,254

Income (loss) before income taxes and equity in net loss of subsidiaries	352,427	251,113	(346,463)	(92,274)	164,803
Income taxes (benefit)	14,064	96,315	(1,095)	(36,131)	73,153

	338,363	154,798	(345,368)	(56,143)	91,650
Equity in net loss of subsidiaries	(181,339)	—	—	181,339	—
Net loss attributable to noncontrolling interests	—	—	65,374	—	65,374

Net income (loss) attributable to Steel Dynamics, Inc.	$157,024	$154,798	$(279,994)	$125,196	$157,024

For the Year Ended, December 31, 2013	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,466,691	$8,219,499	$347,288	$(4,660,554)	$7,372,924
Costs of goods sold	2,981,591	7,805,367	440,064	(4,573,242)	6,653,780

Gross profit (loss)	485,100	414,132	(92,776)	(87,312)	719,144
Selling, general and administrative	118,975	219,531	10,548	(16,435)	332,619

Operating income (loss)	366,125	194,601	(103,324)	(70,877)	386,525
Interest expense, net of capitalized interest	81,361	43,879	7,259	(4,771)	127,728
Other (income) expense, net	(7,358)	3,401	(4,847)	4,771	(4,033)

Income (loss) before income taxes and equity in net income of subsidiaries	292,122	147,321	(105,736)	(70,877)	262,830
Income taxes	63,670	54,448	6,406	(25,210)	99,314

	228,452	92,873	(112,142)	(45,667)	163,516
Equity in net loss of subsidiaries	(39,138)	—	—	39,138	—
Net loss attributable to noncontrolling interests	—	—	25,798	—	25,798

Net income (loss) attributable to Steel Dynamics, Inc.	$189,314	$92,873	$(86,344)	$(6,529)	$189,314

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2012	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,431,978	$8,322,995	$177,527	$(4,642,266)	$7,290,234
Costs of goods sold	2,977,756	7,906,392	257,604	(4,571,416)	6,570,336

Gross profit (loss)	454,222	416,603	(80,077)	(70,850)	719,898
Selling, general and administrative	102,142	218,515	24,081	(16,005)	328,733

Operating income (loss)	352,080	198,088	(104,158)	(54,845)	391,165
Interest expense, net of capitalized interest	104,058	53,186	6,630	(5,289)	158,585
Other (income) expense, net	28,677	(1,531)	(3,921)	5,289	28,514

Income (loss) before income taxes and equity in net income of subsidiaries	219,345	146,433	(106,867)	(54,845)	204,066
Income taxes	26,611	51,011	247	(16,084)	61,785

	192,734	95,422	(107,114)	(38,761)	142,281
Equity in net income of subsidiaries	(29,183)	—	—	29,183	—
Net loss attributable to noncontrolling interests	—	—	21,270	—	21,270

Net income (loss) attributable to Steel Dynamics, Inc.	$163,551	$95,422	$(85,844)	$(9,578)	$163,551

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Year Ended, December 31, 2014	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$400,204	$279,080	$(38,666)	$(23,046)	$617,572
Net cash used in investing activities	(1,690,363)	(8,883)	(23,206)	(24,815)	(1,747,267)
Net cash provided by (used in) financing activities	1,234,606	(249,655)	63,090	47,861	1,095,902

Increase (decrease) in cash and equivalents	(55,553)	20,542	1,218	—	(33,793)
Cash and equivalents at beginning of period	320,866	61,148	13,142	—	395,156

Cash and equivalents at end of period	$265,313	$81,690	$14,360	$—	$361,363

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2013	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$190,616	$190,885	$(80,525)	$11,199	$312,175
Net cash used in investing activities	(170,561)	(41,415)	(23,086)	82,217	(152,845)
Net cash provided by (used in) financing activities	(21,896)	(129,997)	105,218	(93,416)	(140,091)

Increase (decrease) in cash and equivalents	(1,841)	19,473	1,607	—	19,239
Cash and equivalents at beginning of period	322,707	41,675	11,535	—	375,917

Cash and equivalents at end of period	$320,866	$61,148	$13,142	$—	$395,156

For the Year Ended, December 31, 2012	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$306,613	$209,579	$(76,363)	$5,865	$445,694
Net cash used in investing activities	(104,242)	(107,274)	(95,314)	115,229	(191,601)
Net cash provided by (used in) financing activities	(180,737)	(119,329)	152,223	(121,094)	(268,937)

Increase (decrease) in cash and equivalents	21,634	(17,024)	(19,454)	—	(14,844)
Cash and equivalents at beginning of period	301,073	58,699	30,989	—	390,761

Cash and equivalents at end of period	$322,707	$41,675	$11,535	$—	$375,917

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014:
Net sales	$1,830,082	$2,069,761	$2,339,016	$2,517,093
Gross profit	163,304	222,771	288,512	291,624
Operating income (loss)	80,932	131,905	188,643	(81,160)
Net income (loss)	33,698	66,341	87,657	(96,046)
Net income (loss) attributable to Steel Dynamics, Inc.	38,579	72,303	91,173	(45,031)
Earnings (loss) per share:
Basic	.17	.32	.38	(.19)
Diluted	.17	.31	.38	(.19)
2013:
Net sales	$1,795,696	$1,801,340	$1,911,738	$1,864,150
Gross profit	176,264	147,692	197,192	197,996
Operating income	96,232	69,198	113,273	107,822
Net income	41,252	23,273	51,090	47,901
Net income attributable to Steel Dynamics, Inc.	48,215	28,958	57,486	54,655
Earnings per share:
Basic	.22	.13	.26	.25
Diluted	.21	.13	.25	.24

        The third quarter of 2014 reflects other non-operating expenses of $25.0 million associated with acquisition and bridge financing costs related to the acquisition of Columbus, as discussed in Note 2—Acquisition.

        The fourth quarter of 2014 reflects impairment charges associated with the company's Minnesota ironmaking operations, which reduced operating income by $260.0 million, net income by $179.1 million, and net income attributable to Steel Dynamics, Inc. by $132.6 million.

        Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

  As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, the end of the period covered by this annual report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  Management's report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

(b)   Changes in Internal Control Over Financial Reporting.

  We acquired Severstal Columbus, LLC (Columbus) on September 16, 2014, which includes certain existing information systems and internal controls over financial reporting that previously existed. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Columbus from our evaluation in the year of acquisition as permitted by the Securities and Exchange Commission. We are currently in the process of evaluating and integrating Columbus' internal controls over financial reporting. We expect to complete the integration of Columbus' internal controls in 2015. See Note 2, Acquisition, to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for discussion of the acquisition and related financial data. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Our Management's Report on Internal Control Over Financial Reporting, as of December 31, 2014, can be found on page 58 of this Form 10-K, and the related Report of Independent Registered Public Accounting Firm, Ernst & Young LLP, can be found on page 59 of this Form 10-K, each of which is incorporated by reference into this Item 9A.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

        The information required to be furnished pursuant to Item 10 with respect to directors, executive officers, code of ethics, and audit committee and audit committee financial experts is incorporated herein by reference from the section entitled "Governance of the Company" and "Election of Directors" in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

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

Equity Compensation Plan Information

        Our stockholders approved the Steel Dynamics, Inc. 2006 Equity Incentive Plan at our annual meeting of stockholders held May 18, 2006, and at our annual meeting of stockholders held May 17, 2012, stockholders approved the Amended and Restated Steel Dynamics, Inc. 2006 Equity Incentive Plan (2006 Plan). Our stockholders approved the Steel Dynamics, Inc. 2013 Equity Incentive Compensation Plan (2013 Plan) at our annual meeting of stockholders held May 16, 2013. The following table summarizes information about our equity compensation plans at December 31, 2014:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 Plan	3,872,270	$14.62	9,602,161
2013 Plan, and 2008 Predecessor Plan	231,160	—	2,268,635
Equity compensation plans not approved by security holders	—	—	—

(1)
The weighted average exercise price for the 2006 Plan does not take into account 2,011,226 RSU's, 161,543 DSU's, and 300,986 LTIP's issuable upon expiration of the vesting or deferral periods, which have no exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2015 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

1.
Financial Statements:

    See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 8 and described in the Index on page 57 of this Report.

  2.
  Financial Statement Schedules: All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)
Exhibits:

Articles of Incorporation

3.1a	Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1a to our Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.

3.1b	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective November 2, 2006, increasing the authorized shares to 200 million, incorporated herein by reference from Exhibit 3.1b to our report on Form 10-Q filed May 7, 2008.

3.1c	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective March 27, 2008, increasing the authorized common shares to 400 million, incorporated herein by reference from Exhibit 3.1c to our report on Form 10-Q, filed May 7, 2008.

3.1d	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective June 2, 2009, increasing the authorized common shares to 900 million, incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed June 2, 2009.

3.2a	Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed July 6, 2006.

3.2b	Amendment adding Section 3.15 to Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 99.1 to our Form 8-K filed August 6, 2009.

Instruments Defining the Rights of Security Holders, Including Indentures

4.14	Indenture relating to our issuance of $350 million of 7 5/8% Senior Notes due 2020, dated as of March 17, 2010, between Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from our Exhibit 4.14 to our Form 8-K filed March 18, 2010.

4.17	Indenture relating to our issuance of $400 million of 6 1/8% Senior Notes due 2019, and $350 million of 6 3/8% Senior Notes due 2022 among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, dated as of August 16, 2012, incorporated herein by reference from Exhibit 4.17 to our Form 8-K filed August 20, 2012.

4.20		Indenture relating to our issuance of $400 million of 5 1 / 4% Senior Notes due 2023, among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, dated as of March 26, 2013, incorporated herein by reference from Exhibit 4.20 to our Form 8-K filed March 23, 2013.

4.21		Registration Rights Agreement among Steel Dynamics, Inc., the subsidiaries of the Company listed therein, and Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley & Co. LLC as representatives of the several initial purchasers as set forth therein, dated September 9, 2014, incorporated herein by reference from Exhibit 4.21 to our Form 8-K filed September 12, 2014.

4.23		Indenture dated September 9, 2014, relating to the 5.125% Senior Notes due 2021, among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.23 to our Form 8-K filed September 12, 2014.

4.24		Indenture dated September 9, 2014, relating to the 5.500% Senior Notes due 2024, among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.24 to our Form 8-K filed September 12, 2014.

Material Contracts

10.12		Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. re Taxable Economic Development Revenue bonds, Trust Indenture between Indiana Development Finance Authority and NBD Bank, N.A., as Trustee re Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc., incorporated herein by reference from Exhibit 10.12 to Registrant's Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.

10.20	†	Steel Dynamics, Inc., Change in Control Benefit Plan, incorporated herein by reference to our 8-K filed December 4, 2012.

10.41b	†	Amended and Restated Steel Dynamics, Inc. 2006 Equity Incentive Plan, as approved by shareholders on May 17, 2012, incorporated herein by reference from our Exhibit 10.41c to our 8-K filed August 21, 2012.

10.41c	†	Steel Dynamics, Inc. Long-Term Incentive Compensation Program, adopted August 15, 2012, incorporated herein by reference from our Exhibit 10.41c to our 8-K filed August 21, 2012.

10.42	†	2008 Executive Incentive Compensation Plan, approved by stockholders on May 22, 2008, incorporated herein by reference from our May 22, 2008 Notice of Annual Meeting of Stockholders filed April 3, 2008.

10.52	†	Director Agreement between the Company and Keith E. Busse, dated October 14, 2011, incorporated herein by reference from Exhibit 10.52 to our Form 8-K filed October 20, 2011.

10.53	†	2013 Executive Incentive Compensation Plan, approved by stockholders on May 16, 2013, incorporated herein by reference from our May 16, 2013, Notice of Annual Meeting of Stockholders filed March 27, 2013.

10.54		Second Amended and Restated Credit Agreement dated as of November 14, 2014, Among Steel Dynamics, Inc. as Borrower and the Initial Lenders, Initial Issuing Bank and Swing Line Bank Named or Described Herein as Initial Lenders, Initial Issuing Banks and Swing Line Bank, and PNC Bank, National Association as Collateral Agent, PNC Bank, National Association as Administrative Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association as Syndication Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Morgan Stanley Senior Funding, Inc. and Sun Trust Bank, as Documentation Agents, incorporated herein by reference from Exhibit 10.54 to our Form 8-K filed November 20, 2014.

10.55	†	Steel Dynamics, Inc. 2014 Employee Stock Purchas Plan, incorporated herein by reference from our May 15, 2014, Notice of Annual Meeting and Stockholders filed March 27, 2014.

10.56		Membership Interest Purchase Agreement by and among Severstal Columbus Holdings, LLC, Severstal Columbus, LLC and Steel Dynamics, Inc., dated as of July 18, 2014, incorporated herein by reference from Exhibit 2.1 to our 8-K filed July 18, 2014.

Other

12.1	*	Computation of Ratio of Earnings to Fixed Charges

21.1	*	List of our Subsidiaries

23.1	*	Consent of Ernst & Young LLP.

24.1		Powers of attorney (see signature pages on pages 109 and 110 of this Report).

95	*	Mine Safety Disclosures

Executive Officer Certifications

31.1	*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Document

101.PRE	*	XBRL Taxonomy Presentation Document

*
Filed concurrently herewith

†
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2015

STEEL DYNAMICS, INC.
By:	/s/ MARK D. MILLETT Mark D. Millett Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Mark D. Millett and Theresa E. Wagler, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2014 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2014 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK D. MILLETT Mark D. Millett	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
/s/ THERESA E. WAGLER Theresa E. Wagler	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2015
/s/ RICHARD P. TEETS, JR. Richard P. Teets, Jr.	Executive Vice President and Director	March 2, 2015

Signatures	Title	Date

/s/ JOHN C. BATES John C. Bates	Director	March 2, 2015
/s/ KEITH E. BUSSE Keith E. Busse	Director	March 2, 2015
/s/ DR. FRANK BYRNE Dr. Frank Byrne	Director	March 2, 2015
/s/ TRACI M. DOLAN Traci M. Dolan	Director	March 2, 2015
/s/ PAUL E. EDGERLEY Paul E. Edgerley	Director	March 2, 2015
/s/ DR. JÜRGEN KOLB Dr. Jürgen Kolb	Director	March 2, 2015
/s/ JAMES C. MARCUCCILLI James C. Marcuccilli	Director	March 2, 2015
/s/ BRADLY S. SEAMAN Bradley S. Seaman	Director	March 2, 2015
/s/ GABRIEL L. SHAHEEN Gabriel L. Shaheen	Director	March 2, 2015