Form 10-Q
period 2015-03-31
STEEL DYNAMICS INC
filed 2015-05-11
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, Registrant had 241,804,284 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and equivalents	$160,982	$361,363
Accounts receivable, net	741,309	859,835
Accounts receivable-related parties	28,432	42,990
Inventories	1,453,242	1,618,419
Deferred income taxes	33,414	35,503
Other current assets	34,846	55,655
Total current assets	2,452,225	2,973,765

Property, plant and equipment, net	3,085,587	3,123,906

Restricted cash	19,242	19,312
Intangible assets, net	364,620	370,669
Goodwill	743,528	745,158
Other assets	70,636	78,217
Total assets	$6,735,838	$7,311,027

Liabilities and Equity
Current liabilities
Accounts payable	$367,267	$489,791
Accounts payable-related parties	9,695	21,265
Income taxes payable	5,116	6,086
Accrued payroll and benefits	66,427	128,968
Accrued interest	51,800	50,405
Accrued expenses	87,302	107,607
Current maturities of long-term debt	30,727	46,460
Total current liabilities	618,334	850,582

Long-term debt
Senior term loan	234,375	237,500
Senior notes	2,350,000	2,700,000
Other long-term debt	39,069	40,206
Total long-term debt	2,623,444	2,977,706

Deferred income taxes	555,031	542,033
Other liabilities	15,936	18,839

Commitments and contingencies

Redeemable noncontrolling interests	126,340	126,340

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 261,539,685 and 261,420,126 shares issued; and 241,688,172 and 241,449,423 shares outstanding, as of March 31, 2015 and December 31, 2014, respectively	635	635
Treasury stock, at cost; 19,851,513 and 19,970,703 shares, as of March 31, 2015 and December 31, 2014, respectively	(396,517)	(398,898)
Additional paid-in capital	1,088,605	1,083,435
Retained earnings	2,225,354	2,227,843
Total Steel Dynamics, Inc. equity	2,918,077	2,913,015
Noncontrolling interests	(121,324)	(117,488)
Total equity	2,796,753	2,795,527
Total liabilities and equity	$6,735,838	$7,311,027

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Net sales
Unrelated parties	$2,003,973	$1,765,881
Related parties	43,462	64,201
Total net sales	2,047,435	1,830,082

Costs of goods sold	1,860,393	1,666,778
Gross profit	187,042	163,304

Selling, general and administrative expenses	76,350	70,042
Profit sharing	4,598	5,395
Amortization of intangible assets	6,323	6,935

Operating income	99,771	80,932

Interest expense, net of capitalized interest	43,087	30,569
Other expense (income), net	16,192	(631)
Income before income taxes	40,492	50,994

Income taxes	13,538	17,296

Net income	26,954	33,698

Net loss attributable to noncontrolling interests	3,807	4,881

Net income attributable to Steel Dynamics, Inc.	$30,761	$38,579

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$0.13	$0.17

Weighted average common shares outstanding	241,535	223,011

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$0.13	$0.17

Weighted average common shares and share equivalents outstanding	242,867	241,394

Dividends declared per share	$0.1375	$0.1150

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014

Operating activities:
Net income	$26,954	$33,698

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	72,822	57,568
Equity-based compensation	8,543	5,768
Deferred income taxes	16,717	(4,091)
(Gain) loss on disposal of assets	4,985	2,641
Changes in certain assets and liabilities:
Accounts receivable	133,084	(88,950)
Inventories	164,999	(17,354)
Other assets	4,508	7,359
Accounts payable	(127,053)	5,041
Income taxes receivable/payable	16,265	19,393
Accrued expenses and liabilities	(87,117)	(48,320)
Net cash provided by (used in) operating activities	234,707	(27,247)

Investing activities:
Purchases of property, plant and equipment	(33,351)	(24,841)
Other investing activities	1,663	28,884
Net cash provided by (used in) investing activities	(31,688)	4,043

Financing activities:
Issuance of current and long-term debt	50,093	43,453
Repayment of current and long-term debt	(427,451)	(56,246)
Proceeds from exercise of stock options, including related tax effect	1,753	2,905
Contributions from noncontrolling investors, net	(29)	5,370
Dividends paid	(27,766)	(24,515)
Net cash used in financing activities	(403,400)	(29,033)

Decrease in cash and equivalents	(200,381)	(52,237)
Cash and equivalents at beginning of period	361,363	395,156

Cash and equivalents at end of period	$160,982	$342,919

Supplemental disclosure information:
Cash paid for interest	$40,094	$39,663
Cash paid (received) for federal and state income taxes, net	$(18,539)	$2,143

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

Steel Operations.  Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division (acquired September 16, 2014), The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia. These operations consist of electric arc furnace steel mills, producing steel from ferrous scrap, utilizing continuous casting, automated rolling mills, and eight downstream finishing facilities. Steel operations accounted for 68% and 61% of the company’s consolidated external net sales during the three-month periods ended March 31, 2015 and 2014, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations primarily include OmniSource Corporation (OmniSource), the company’s metals recycling and processing locations, ferrous scrap procurement, and our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility; and our Minnesota ironmaking operations, an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. Metals recycling and ferrous resources operations accounted for 23% and 32% of the company’s consolidated external net sales during the three-month periods ended March 31, 2015, and 2014, respectively.

Steel Fabrication Operations.  Steel fabrication operations include the company’s six New Millennium Building Systems’ joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 8% and 6% of the company’s consolidated external net sales during the three-month periods ended March 31, 2015, and 2014, respectively.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Goodwill.  The company’s goodwill is allocated to the following reporting units at March 31, 2015, and December 31, 2014, (in thousands):

	March 31,	December 31,
	2015	2014
OmniSource — Metals Recycling/Ferrous Resources Segment	$455,097	$456,727
The Techs — Steel Segment	142,783	142,783
Butler Flat Roll Division, Structural and Rail Division, and Engineered Bar Division — Metals Recycling/Ferrous Resources Segment	95,000	95,000
Roanoke Bar Division — Steel Segment	29,041	29,041
Columbus Flat Roll Division — Steel Segment	19,682	19,682
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$743,528	$745,158

OmniSource goodwill decreased $1.6 million from December 31, 2014 to March 31, 2015, in recognition of the 2015 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (continued)

Recently Issued Accounting Standards.

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition.  The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Because the guidance in ASC 606 is principles-based, it can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Additionally, ASC 606 requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and potential uncertainty of revenue that is recognized. This guidance is effective for annual and interim periods ending after December 15, 2016. The company is currently evaluating the impact of the provisions of ASC 606.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern), effective for annual and interim periods ending after December 15, 2016. ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. There are required disclosures if principal conditions or events are identified that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans), as well as management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern. This ASU is not expected to have any impact on our overall results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a deduction from the corresponding debt liability, rather than as a separate asset, which is the current accounting method of the company. Implementation of this new guidance is required by the company in the first quarter of 2016, but can be early adopted. Upon adoption, the company must apply the new guidance retrospectively to all prior periods presented in the financial statements. The company is currently evaluating when and the manner in which to adopt the presentation and disclosure requirements of the new guidance. This ASU is not expected to have any impact on our overall results of operations, equity or cash flows as previously reported.

Note 2.  Acquisition

The company completed its acquisition of 100% of Severstal Columbus, LLC (Columbus) on September 16, 2014, for a purchase price of $1.625 billion, with additional working capital adjustments of $44.4 million. The acquisition was funded through the issuance of $1.2 billion in Senior Notes, borrowings under the company’s senior secured credit facility, and available cash. The company purchased Columbus to significantly expand and diversify its steel operating base with the addition of 3.4 million tons of hot roll steel production capacity. The product offerings are diversified with respect to width, gauge, and strength when compared to the capabilities of our Butler Flat Roll Division. Located in northeast Mississippi, Columbus is one of the newest and most technologically advanced sheet steel electric arc furnace mills in North America. Additionally, Columbus is advantageously located to serve the growing markets in the southern U.S. and Mexico, providing the company with geographic diversification and growth opportunities.

Unaudited Pro Forma Information.  Columbus’ operating results have been reflected in the company’s financial statements since the effective date of the acquisition, September 16, 2014, in the steel operations reporting segment. The following unaudited pro forma information is presented below for comparison purposes as if the Columbus acquisition was completed as of January 1, 2013, (in thousands):

Three Months Ended
March 31, 2014
Net sales	$2,358,273
Net income attributable to Steel Dynamics, Inc.	63,065

The information presented is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at January 1, 2013, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company. The pro forma results reflect the pre-acquisition operations of Columbus for the three-month period ended March 31, 2014.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units, deferred stock units, and dilutive shares related to the company’s convertible subordinated debt; and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive options at March 31, 2015, and 2014.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	2015			2014
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$30,761	241,535	$0.13	$38,579	223,011	$0.17
Dilutive common share equivalents	—	1,332		—	1,608
5.125% Convertible Senior Notes, net of tax	—	—		2,358	16,775
Diluted earnings per share	$30,761	242,867	$0.13	$40,937	241,394	$0.17

Note 4.  Inventories

Inventories are stated at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$677,346	$764,883
Supplies	381,695	374,599
Work in progress	100,408	128,882
Finished goods	293,793	350,055
	$1,453,242	$1,618,419

Note 5.  Debt

On March 16, 2015, the company called and repaid all $350.0 million of its outstanding 7 5/8% Senior Notes due 2020 (the “Notes”) at a redemption price of 103.813% of the principal amount of the Notes, plus accrued interest and unpaid interest to, but not including, the date of redemption. Associated premiums and the write off of deferred financing costs of approximately $16.7 million were recorded in other expense in conjunction with the redemption.

Note 6.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
	Common	Additional Paid-In	Retained	Treasury	Noncontrolling	Total	Redeemable Noncontrolling
	Stock	Capital	Earnings	Stock	Interests	Equity	Interests
Balances at January 1, 2015	$635	$1,083,435	$2,227,843	$(398,898)	$(117,488)	$2,795,527	$126,340
Proceeds from the exercise of stock options, including related tax effect	—	1,752	—	—	—	1,752	—
Dividends declared	—	—	(33,232)	—	—	(33,232)	—
Distributions to noncontrolling investors	—	—	—	—	(29)	(29)	—
Equity-based compensation	—	3,418	(18)	2,381	—	5,781	—
Comprehensive and net income (loss)	—	—	30,761	—	(3,807)	26,954	—
Balances at March 31, 2015	$635	$1,088,605	$2,225,354	$(396,517)	$(121,324)	$2,796,753	$126,340

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

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of March 31, 2015 (MT represents metric tons and Lbs represents pounds):

Commodity Futures	Long/Short	Total
Aluminum	Long	3,825	MT
Aluminum	Short	4,175	MT
Copper	Long	6,267	MT
Copper	Short	16,561	MT
Silver	Short	343	Lbs

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of March 31, 2015, and December 31, 2014, and gains and losses related to derivatives included in the company’s statement of income for the three-month periods ended March 31, 2015, and 2014 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivative instruments designated as fair value hedges -
Commodity futures	Other current assets	$688	$3,180	$2,734	$913

Derivative instruments not designated as hedges -
Commodity futures	Other current assets	1,216	2,132	1,762	626

Total derivative instruments		$1,904	$5,312	$4,496	$1,539

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements, which totaled $7.7 million at March 31, 2015, and $7.6 million at December 31, 2014, are reflected in other current assets in the consolidated balance sheet.

	Location of gain (loss) recognized	Amount of gain (loss) recognized in income on derivatives for the three months ended		Hedged items	Location of gain (loss) recognized	Amount of gain (loss) recognized in income on related hedged items for the three months ended
	in income on	March 31,	March 31,	in fair value hedge	in income on	March 31,	March 31,
	derivatives	2015	2014	relationships	derivatives	2015	2014
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$(4,313)	$1,617	Firm commitments	Costs of goods sold	$494	$984
				Inventory	Costs of goods sold	2,656	(2,488)
						$3,150	$(1,504)

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$6,996	$7,956

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $107,000 and $296,000 during the three-month periods ended March 31, 2015, and 2014, respectively; and losses excluded from hedge effectiveness testing of $1.3 million and $183,000 that increased costs of goods sold during the three-month periods ended March 31, 2015, and 2014, respectively.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2015, and December 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Commodity futures — financial assets	$1,904	$—	$1,904	$—
Commodity futures — financial liabilities	4,496	—	4,496	—

December 31, 2014
Commodity futures — financial assets	$5,312	$—	$5,312	$—
Commodity futures — financial liabilities	1,539	—	1,539	—

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.7 billion and $3.1 billion (with a corresponding carrying amount in the consolidated balance sheets of $2.7 billion and $3.0 billion) at March 31, 2015, and December 31, 2014, respectively.

Note 9.  Commitments and Contingencies

The company is involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

The company is involved, along with other steel manufacturing companies, in several class action antitrust complaints filed in federal court in Chicago, Illinois, which allege a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a period between 2005 and 2007, by artificially restricting the supply of such steel products. One of the complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products.  A second complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  An additional complaint was brought in December 2010, on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaints.  All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  Plaintiffs filed a Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs’ Motion for Class Certification. A hearing on class certification was held on March 5 — 7 and April 11, 2014, and the matter remains under advisement. It’s unclear when the court will issue its ruling.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information

The company has three reportable segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.  Columbus is reported in the steel operations reporting segment from its September 16, 2014, acquisition date. The segment operations are described in Note 1 to the financial statements. Revenues included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further processing, slitting, and sale of certain steel products, and the resale of certain secondary and excess steel products.  In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, convertible senior notes, certain other investments and certain profit sharing expenses.

The company’s operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2014, for more information related to the company’s segment reporting. The company’s segment results for the three months ended March 31, 2015, and 2014, are as follows (in thousands):

For the three months ended		Metals Recycling /	Steel Fabrication
March 31, 2015	Steel Operations	Ferrous Resources	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,313,426	$427,411	$161,024	$22,114		$—		$1,923,975
External Non-U.S.	71,993	51,303	—	164		—		123,460
Other segments	48,903	227,078	4	6,689		(282,674)		—
	1,434,322	705,792	161,028	28,967		(282,674)		2,047,435
Operating income (loss)	111,540	(17,066)	21,361	(19,920	)(1)	3,856	(2)	99,771
Income (loss) before income taxes	85,906	(24,670)	19,594	(44,194)		3,856		40,492
Depreciation and amortization	48,614	20,838	2,230	1,190		(50)		72,822
Capital expenditures	14,686	17,658	1,037	(30)		—		33,351

As of March 31, 2015
Assets	4,130,841	2,022,821	289,814	481,726	(3)	(189,364	)(4)	6,735,838
Liabilities	617,868	521,404	46,328	2,810,613	(5)	(183,468	)(6)	3,812,745

Footnotes related to the three months ended March 31, 2015 segment results (in millions):

(1) Corporate SG&A	$(9.4)
Company-wide equity-based compensation	(5.9)
Profit sharing	(3.5)
Other, net	(1.1)
$(19.9)

(2) Gross profit increase from intra-company sales	$3.9

(3) Cash and equivalents	$136.5
Accounts receivable	11.0
Inventories	12.8
Deferred income taxes	33.4
Property, plant and equipment, net	67.9
Debt issuance costs	37.0
Intra-company debt	146.6
Other	36.5
$481.7

(4) Elimination of intra-company receivables	$(37.6)
Elimination of intra-company debt	(146.6)
Other	(5.2)
$(189.4)

(5) Accounts payable	$52.5
Income taxes payable	5.2
Accrued interest	51.6
Accrued profit sharing	3.5
Debt	2,600.1
Deferred income taxes	77.5
Other	20.2
$2,810.6

(6) Elimination of intra-company payables	$(38.0)
Elimination of intra-company debt	(146.6)
Other	1.1
$(183.5)

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
$(218.1)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior unsecured notes due 2019, 2021, 2022, 2023 and 2024. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations, and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, which includes Columbus since acquired on September 16, 2014, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of March 31, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$130,541	$17,058	$13,383	$—	$160,982
Accounts receivable, net	258,508	1,129,116	24,017	(641,900)	769,741
Inventories	611,529	759,470	82,347	(104)	1,453,242
Other current assets	72,189	9,213	5,243	(18,385)	68,260
Total current assets	1,072,767	1,914,857	124,990	(660,389)	2,452,225
Property, plant and equipment, net	989,601	1,796,992	301,158	(2,164)	3,085,587
Intangible assets, net	—	364,620	—	—	364,620
Goodwill	—	743,528	—	—	743,528
Other assets, including investments in subs	3,745,496	23,871	6,524	(3,686,013)	89,878
Total assets	$5,807,864	$4,843,868	$432,672	$(4,348,566)	$6,735,838

Accounts payable	$117,240	$262,723	$89,959	$(92,960)	$376,962
Accrued expenses	133,295	149,157	7,649	(79,456)	210,645
Current maturities of long-term debt	13,085	795	57,997	(41,150)	30,727
Total current liabilities	263,620	412,675	155,605	(213,566)	618,334
Long-term debt	2,589,085	224	167,621	(133,486)	2,623,444
Other liabilities	37,082	1,655,611	31,706	(1,153,432)	570,967

Redeemable noncontrolling interests	—	—	126,340	—	126,340

Common stock	635	1,727,860	18,121	(1,745,981)	635
Treasury stock	(396,517)	—	—	—	(396,517)
Additional paid-in-capital	1,088,605	117,737	635,335	(753,072)	1,088,605
Retained earnings (deficit)	2,225,354	929,761	(580,732)	(349,029)	2,225,354
Total Steel Dynamics, Inc. equity	2,918,077	2,775,358	72,724	(2,848,082)	2,918,077
Noncontrolling interests	—	—	(121,324)	—	(121,324)
Total equity	2,918,077	2,775,358	(48,600)	(2,848,082)	2,796,753
Total liabilities and equity	$5,807,864	$4,843,868	$432,672	$(4,348,566)	$6,735,838

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of December 31, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$265,313	$81,690	$14,360	$—	$361,363
Accounts receivable, net	321,493	1,176,849	44,696	(640,213)	902,825
Inventories	662,970	862,796	94,916	(2,263)	1,618,419
Other current assets	94,634	8,416	6,577	(18,469)	91,158
Total current assets	1,344,410	2,129,751	160,549	(660,945)	2,973,765
Property, plant and equipment, net	1,002,407	1,826,208	297,505	(2,214)	3,123,906
Intangible assets, net	—	370,669	—	—	370,669
Goodwill	—	745,158	—	—	745,158
Other assets, including investments in subs	3,900,691	24,810	6,635	(3,834,607)	97,529
Total assets	$6,247,508	$5,096,596	$464,689	$(4,497,766)	$7,311,027

Accounts payable	$151,517	$371,037	$98,886	$(110,384)	$511,056
Accrued expenses	191,433	166,101	11,695	(76,163)	293,066
Current maturities of long-term debt	13,073	777	73,767	(41,157)	46,460
Total current liabilities	356,023	537,915	184,348	(227,704)	850,582
Long-term debt	2,942,360	624	158,665	(123,943)	2,977,706
Other liabilities	36,110	1,807,989	28,719	(1,311,946)	560,872

Redeemable noncontrolling interests	—	—	126,340	—	126,340

Common stock	635	1,727,859	18,121	(1,745,980)	635
Treasury stock	(398,898)	—	—	—	(398,898)
Additional paid-in-capital	1,083,435	117,737	635,156	(752,893)	1,083,435
Retained earnings (deficit)	2,227,843	904,472	(569,172)	(335,300)	2,227,843
Total Steel Dynamics, Inc. equity	2,913,015	2,750,068	84,105	(2,834,173)	2,913,015
Noncontrolling interests	—	—	(117,488)	—	(117,488)
Total equity	2,913,015	2,750,068	(33,383)	(2,834,173)	2,795,527
Total liabilities and equity	$6,247,508	$5,096,596	$464,689	$(4,497,766)	$7,311,027

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$798,718	$2,191,009	$104,573	$(1,046,865)	$2,047,435
Costs of goods sold	693,575	2,072,125	118,781	(1,024,088)	1,860,393
Gross profit (loss)	105,143	118,884	(14,208)	(22,777)	187,042
Selling, general and administrative	30,743	58,033	3,365	(4,870)	87,271
Operating income (loss)	74,400	60,851	(17,573)	(17,907)	99,771
Interest expense, net of capitalized interest	20,537	21,840	1,734	(1,024)	43,087
Other (income) expense, net	15,652	688	(1,172)	1,024	16,192
Income (loss) before income taxes and equity in net loss of subsidiaries	38,211	38,323	(18,135)	(17,907)	40,492
Income taxes (benefit)	6,941	13,034	(1,116)	(5,321)	13,538
	31,270	25,289	(17,019)	(12,586)	26,954
Equity in net loss of subsidiaries	(509)	—	—	509	—
Net loss attributable to noncontrolling interests	—	—	3,807	—	3,807
Net income (loss) attributable to Steel Dynamics, Inc.	$30,761	$25,289	$(13,212)	$(12,077)	$30,761

For the three months ended,			Combined	Consolidating	Total
March 31, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$863,563	$2,112,389	$105,849	$(1,251,719)	$1,830,082
Costs of goods sold	761,395	2,015,576	123,573	(1,233,766)	1,666,778
Gross profit (loss)	102,168	96,813	(17,724)	(17,953)	163,304
Selling, general and administrative	28,834	54,289	3,408	(4,159)	82,372
Operating income (loss)	73,334	42,524	(21,132)	(13,794)	80,932
Interest expense, net of capitalized interest	19,361	10,561	1,880	(1,233)	30,569
Other (income) expense, net	(976)	395	(1,284)	1,234	(631)
Income (loss) before income taxes and equity in net income of subsidiaries	54,949	31,568	(21,728)	(13,795)	50,994
Income taxes (benefit)	9,925	10,942	696	(4,267)	17,296
	45,024	20,626	(22,424)	(9,528)	33,698
Equity in net loss of subsidiaries	(6,445)	—	—	6,445	—
Net loss attributable to noncontrolling interests	—	—	4,881	—	4,881
Net income (loss) attributable to Steel Dynamics, Inc.	$38,579	$20,626	$(17,543)	$(3,083)	$38,579

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by operating activities	$102,678	$114,451	$9,456	$8,122	$234,707
Net cash used in investing activities	(18,547)	(12,949)	(9,727)	9,535	(31,688)
Net cash used in financing activities	(218,903)	(166,134)	(706)	(17,657)	(403,400)
Decrease in cash and equivalents	(134,772)	(64,632)	(977)	—	(200,381)
Cash and equivalents at beginning of period	265,313	81,690	14,360	—	361,363
Cash and equivalents at end of period	$130,541	$17,058	$13,383	$—	$160,982

For the three months ended,			Combined	Consolidating	Total
March 31, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$9,027	$(17,195)	$(14,149)	$(4,930)	$(27,247)
Net cash provided by (used in) investing activities	(12,430)	(3,997)	(1,625)	22,095	4,043
Net cash provided by (used in) financing activities	(36,087)	8,115	16,104	(17,165)	(29,033)
Increase (decrease) in cash and equivalents	(39,490)	(13,077)	330	—	(52,237)
Cash and equivalents at beginning of period	320,866	61,148	13,142	—	395,156
Cash and equivalents at end of period	$281,376	$48,071	$13,472	$—	$342,919

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

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth in our most recent Annual Report on Form 10-K for the year ended December 31, 2014, in our quarterly reports on Form 10-Q or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website, www.steeldynamics.com.

Description of the Business

We are a domestic manufacturer of steel products and metals recycler. We have three reporting segments: steel operations, metals recycling and ferrous resources operations, and steel fabrication operations.

Operating Statement Classifications

Net Sales.  Net sales from our operations are a factor of volumes shipped, product mix and related pricing. We charge premium prices for certain grades of steel, product dimensions, certain smaller volumes, and for value-added processing or coating of the steel products.  Except for our steel fabrication operations segment, we recognize revenue from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product is transferred to the customer. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. Net sales from steel fabrication operations are recognized from construction contracts utilizing a percentage of completion methodology based on steel tons used on completed units to date as a percentage of estimated total steel tons required for each contract.

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

Results Overview

Consolidated operating income increased $18.8 million, or 23%, to $99.8 million for the first quarter of 2015, compared to $80.9 million for the first quarter of 2014, as fabrication operating income increased $18.2 million, almost seven fold, with increased shipments and improved metal spreads. We also included the profitability from our Columbus Flat Roll Division (Columbus), which was acquired in September 2014. However, first quarter of 2015 net income decreased $7.8 million, or 20%, to $30.8 million, compared to $38.6 million for the first quarter of 2014, due largely to $16.7 million of pretax expenses associated with the March 2015 call and prepayment of $350.0 million in 7 5/8% senior notes due in 2020, and additional interest expense of $16.4 million associated with funding of the Columbus acquisition.

Our first quarter 2015 operational and financial performance was impacted by two significant market factors. First, domestic steel product pricing decreased in the first quarter of 2015 to levels that are more globally competitive. Despite continued strong domestic steel consumption, steel product pricing decreased significantly due to delayed customer orders caused by volatility in scrap prices and inventory buildup related to excessive levels of imported steel. Second, ferrous scrap prices declined 28% in the first quarter of 2015 compared to the first quarter of 2014, resulting in a 14% ferrous metal spread reduction at OmniSource. Underlying domestic steel consumption remains strong, as we continue to see improvements in non-residential construction as well as automotive and other manufacturing segments.

Segment Operating Results 2015 vs. 2014 (dollars in thousands)

	Three Months Ended
	March 31,
	2015	% Change	2014

Net sales
Steel	$1,434,322	24%	$1,161,330
Metals recycling and ferrous resources	705,792	(23)%	919,702
Steel fabrication	161,028	39%	115,861
Other	28,967	5%	27,522
	2,330,109		2,224,415
Intra-company	(282,674)		(394,333)
Consolidated	$2,047,435	12%	$1,830,082

Operating income (loss)
Steel	$111,540	6%	$105,643
Metals recycling and ferrous resources	(17,066)	(10)%	(15,519)
Steel fabrication	21,361	583%	3,126
Other	(19,920)	(20)%	(16,545)
	95,915		76,705
Intra-company	3,856		4,227
Consolidated	$99,771	23%	$80,932

Steel Operations. Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap, utilizing continuous casting, automated rolling mills, and eight downstream coating facilities. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture, industrial machinery, pipe and tube and energy markets. In the first quarter of 2015 and 2014, our steel operations accounted for 68% and 61% of our consolidated net sales, respectively.

Sheet Products.  Our sheet operations consist of our Butler Flat Roll Division, Columbus Flat Roll Division — acquired September 16, 2014 (Columbus), and our downstream coating facilities. These operations sell a broad range of sheet steel products, such as hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll and galvanized. Butler Flat Roll Division sells other products such as Galvalume® and painted products, while Columbus Flat Roll Division, currently sells other products such as high-strength OCTG pipe and non-energy line pipe products. The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in non-automotive applications.

Long Products.  Our Structural and Rail Division sells structural steel beams and pilings to the construction market, as well as standard-grade and premium rail to the railroad industry. Our Engineered Bar Products Division primarily sells engineered, special-bar-quality and merchant-bar-quality rounds, round-cornered squares, and smaller-diameter round engineered bars. Our Roanoke Bar Division primarily sells merchant steel products, including angles, merchant rounds, flats and channels, and reinforcing bar. Steel of West Virginia primarily sells beams, channels and specialty steel sections.

Steel Operations Shipments (tons):

	Three Months Ended
	March 31,
	2015	% Change	2014
Shipments
Butler Flat Roll Division	579,493	(10)%	641,520
Columbus Flat Roll Division	564,241	100%	—
The Techs	145,934	(5)%	153,237
Sheet products	1,289,668	62%	794,757

Structural and Rail Division	304,352	4%	292,316
Engineered Bar Products Division	156,366	8%	144,303
Roanoke Bar Division	125,123	(13)%	143,782
Steel of West Virginia	73,511	(3)%	75,574
Long products	659,352	1%	655,975

Total shipments	1,949,020	34%	1,450,732
Intra-segment shipments	(56,094)		(45,508)
Segment shipments	1,892,926	35%	1,405,224

External shipments	1,816,371	36%	1,338,573

Net sales for the steel segment increased 24% in the first quarter of 2015, when compared to the first quarter of 2014, due primarily to the inclusion of Columbus in 2015 results. While total shipments improved 35% compared to prior year’s first quarter, shipments excluding Columbus, decreased 5% as they were negatively impacted by elevated steel imports and high customer inventories. These factors exerted significant downward pressure on selling prices, which decreased $68 per ton, or 8% compared to the same quarter in 2014, causing many of our customers to delay orders in search of reaching a selling price floor. Our steel mill utilization rates were 73% for the first quarter of 2015, as compared to 86% in the first quarter of 2014.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost. During the first quarter of 2015 and 2014, our metallic raw material costs represented 59% and 65%, respectively, of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations decreased $68 in the first quarter of 2015, compared with the first quarter of 2014, as the market cost of scrap decreased markedly during the first quarter of 2015.

In spite of downward pricing pressure, first quarter 2015 metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap) was comparable to the first quarter of 2014, and operating income for the steel segment increased 6%, to $111.5 million, in the first quarter of 2015, compared to the same period of 2014, due to the increase in segment shipments with the addition of Columbus.

Metals Recycling and Ferrous Resources Operations.  This operating segment primarily includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our Minnesota ironmaking operations. Our metals recycling and ferrous resources operations segment accounted for 23% and 32% of our consolidated net sales in the first quarter of 2015 and 2014, respectively. Segment operating losses were $17.1 million in the first quarter of 2015, an increase of $1.5 million when compared to the first quarter of 2014 primarily due to decreased shipments and metal spreads at our metals recycling operations.

Metals Recycling and Ferrous Resources Shipments:

	Three Months Ended
	March 31,
	2015	% Change	2014
Ferrous metal (gross tons)
Total	1,233,001	(10)%	1,364,533
Intra-segment	—		(300)
Segment shipments	1,233,001	(10)%	1,364,233

External shipments	642,080	(1)%	649,552

Nonferrous metals (thousands of pounds)
Total	259,903	(4)%	270,978
Intra-segment	(17,850)		(18,343)
Segment shipments	242,053	(4)%	252,635

External shipments	241,580	(4)%	251,588

Mesabi Nugget (metric tons) — intra-company	36,480	(3)%	37,488

Iron Dynamics (metric tons) — intra-company	65,293	14%	57,122

Metals Recycling.  OmniSource represents our metals sourcing and processing operations and is the primary source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 86% and 90% of this segment’s net sales during the first quarter of 2015 and 2014, respectively.

Metals recycling operations net sales were $652.0 million and $880.6 million during the first quarter of 2015 and 2014, respectively. Ferrous shipments decreased 10% in the first quarter of 2015, compared to the same period in 2014, due to reduced domestic steel mill utilization rates. Nonferrous shipments also decreased 4%. While both ferrous and nonferrous selling prices decreased during the first quarter of 2015 as compared to the same 2014 quarter, our ferrous selling prices declined by 28%. As a result of reduced selling prices, metal spreads for ferrous and nonferrous materials contracted by 14% and 10%, respectively, during the first quarter of 2015, when compared to the same period in 2014. These declines in shipments and metal spreads, resulted in a first quarter 2015 operating loss of $4.5 million, compared to operating income of $5.0 million for the same period in 2014.

Ferrous Resources.  Our ferrous resources operations consist of our two ironmaking initiatives: Iron Dynamics (IDI), a liquid pig iron production facility, and our Minnesota ironmaking operations, consisting of an iron nugget production facility and operations to supply the nugget facility with its primary raw material, iron concentrate. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Butler Flat Roll Division. Our Minnesota ironmaking operations consists of Mesabi Nugget, (owned 82% by us); our iron concentrate and potential future iron mining operations, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 82% by us). The impact of losses from our Minnesota iron operations on first quarter 2015 net income decreased to approximately $6.4 million, as compared to approximately $8.9 million during the first quarter of 2014. The nugget facility in Minnesota was idled in February 2015 to allow us to work through company-wide nugget inventory as well as to complete installation of new equipment in the iron concentrate facility to reestablish product yield. However, pig iron prices declined significantly late in the first quarter 2015, and are currently at levels below our expected cash cost to produce iron nuggets. We continue to assess the longevity of this cost/price inversion, and in the meantime, the Minnesota ironmaking operations will remain in an idle state.

Steel fabrication operations consist of our six New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 8% and 6% of our consolidated net sales during the first quarter of 2015 and 2014, respectively.

Net sales for the steel fabrication operations segment increased 39% in the first quarter of 2015, compared to the first quarter of 2014, as shipments and selling prices increased 19% and 17%, respectively, based on increased demand of the non-residential construction market. Our steel fabrication operations continue to realize strength in order activity and resulting shipments, as we leverage our national operating footprint.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations generally representing more than two-thirds of the total cost of manufacturing for our steel fabrication operations. While the average cost of steel consumed increased in the first quarter of 2015, as compared to the same period in 2014, it was to a lesser degree than our increased selling prices.

As a result of the increased shipments and metal spread expansion, operating income for the steel fabrication segment of $21.4 million in the first quarter of 2015 was nearly seven times that of the same period in 2014.

First Quarter Consolidated Results 2015 vs. 2014

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $87.3 million during the first quarter of 2015, as compared to $82.4 million during the first quarter of 2014, an increase of $4.9 million, or 6%. During the first quarters of 2015 and 2014, these selling, general and administrative expenses were comparable, representing approximately 4.3% and 4.5% of net sales, respectively.

Interest Expense, net of Capitalized Interest.  During the first quarter of 2015, gross interest expense increased $11.2 million to $43.1 million, and capitalized interest decreased $1.3 million to $40,000, when compared to the same period in 2014. The increase in gross interest expense is due primarily to the addition of the $1.2 billion senior notes in September 2014, in conjunction with our acquisition of Columbus, partially offset by the conversion or payoff at maturity of $287.5 million of 5.125% convertible notes in June 2014. In addition, the March 2015 call and prepayment of our $350.0 million 7 5/8 % senior notes due 2020 reduced interest expense in the first quarter of 2015 by $1.1 million.

Other Expense (Income), net.  During the first quarter of 2015, net other expense of $16.2 million increased $16.8 million compared to net other income  of $631,000 in the same period in 2014, due primarily to $16.7 million of call premium and other finance expenses associated with the March 2015 senior note call and prepayment.

Income Taxes.  During the first quarter of 2015, our income tax expense was $13.5 million, as compared to $17.3 million during the first quarter of 2014, and our effective income tax rate of 33.4% in the first quarter of 2015 is comparable to the 33.9% effective tax rate in the same period of 2014.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements, principal and interest payments related to our outstanding indebtedness, and dividends to our shareholders. We have met these liquidity requirements primarily with cash provided by operations, long-term borrowings and availability under our Revolver. Our liquidity at March 31, 2015 is as follows (in thousands):

Cash and equivalents	$160,982
Revolver availability	1,185,604
Total liquidity	$1,346,586

Our total outstanding debt decreased $370.0 million during the first quarter of 2015, to $2.65 billion, due primarily to our March 2015 call and prepayment of $350.0 million in 7 5/8 % senior notes due 2020. As a result, our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) decreased to 47.6% at March 31, 2015, from 50.9% at December 31, 2014.

We have a senior secured credit facility (Facility) that matures in November 2019 which provides for a $1.2 billion Revolver along with a term loan facility. Subject to certain conditions, we also have the ability to increase the combined facility size by a minimum of $750 million. The Facility contains financial and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At March 31, 2015, we had $1.2 billion of availability on the Revolver, $14.4 million of outstanding letters of credit and other obligation which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted proforma EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM proforma gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted proforma EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At March 31, 2015, our interest coverage ratio and net debt leverage ratio were 5.96:1.00 and 2.41:1.00, respectively. We were therefore in compliance with these covenants at March 31, 2015, and we anticipate we will continue to be in compliance during 2015.

Working Capital. Cash flow from operations of $234.7 million in the first quarter 2015 was driven mainly by net income plus non-cash items such as depreciation and amortization and a decrease in our operational working capital position. Operational working capital, representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt, decreased of $82.7 million during the first quarter of 2015, to $1.6 billion. Amounts invested in accounts receivable, and inventories net of accounts payable, decreased $171.0 million in conjunction with reduced sales and production activities when compared to the fourth quarter of 2014. This was offset by amounts accrued for annual 2014 operating activity paid during the first quarter of 2015.

Capital Investments.  During the first quarter of 2015, we invested $33.4 million in property, plant and equipment, as compared to $24.8 million during the same period in 2014. We believe these capital investments will benefit our net sales and related cash flows as each project attains appropriate operational metrics. Our current estimated 2015 annual cash allocation plan includes the investment of between $150 million and $175 million in capital expenditures in our existing and announced operations.

Cash Dividends.  As a reflection of confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 20% to $0.1375 per share in first quarter 2015 (from $0.115 per share previously), resulting in declared cash dividends of $33.2 million during the first quarter of 2015, compared to $25.7 million during first quarter 2014. We paid cash dividends of $27.8 million and $24.5 million during the first quarter of 2015 and 2014, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured credit facility and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

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

Critical Accounting Policies and Estimates

No material changes have occurred to the indicated critical accounting policies and estimates as disclosed in our 2014 Annual Report on Form 10-K.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the periods ended March 31, 2015 or 2014.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, natural gas and its transportation services, fuel, air products, and zinc. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 33 months for physical commodity requirements, for up to 5 years for commodity transportation requirements, and for up to 13 years for air products. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2015. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At March 31, 2015, we had a cumulative unrealized loss associated with these financial contracts of $2.6 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.                   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed, we acquired Severstal Columbus, LLC (Columbus) on September 16, 2014, and consider the transaction material to our results of operations, cash flows and financial position from the date of the acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Columbus from our evaluation for a year post acquisition as permitted by the SEC. We are currently in the process of evaluating, documenting, integrating, and testing Columbus’ controls over financial reporting, which process will be complete by the third quarter 2015. See Note 2, Acquisition, to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for discussion of the acquisition and related financial data.

PART II OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

We are involved, along with other steel manufacturing companies, in several class action antitrust complaints filed in federal court in Chicago, Illinois, which allege a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a period between 2005 and 2007, by artificially restricting the supply of such steel products. One of the complaints was brought on behalf of a purported class consisting of all direct purchasers of steel products.  A second complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  An additional complaint was brought in December 2010, on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaints.  All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  Plaintiffs filed a Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs’ Motion for Class Certification. A hearing on class certification was held on March 5 — 7 and April 11, 2014, and the matter remains under advisement. It’s unclear when the court will issue its ruling.

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

ITEM 1A.          RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our 2014 Annual Report on Form 10-K.

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

May 11, 2015

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)