Form 10-K/A
period 2014-12-31
STEEL DYNAMICS INC
filed 2015-06-10
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 5, 2015, Registrant had outstanding 242,037,594 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement referenced in Part III, Items 10 through 14 of this report, filed prior to April 30, 2015, are incorporated herein by reference.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Original Form 10-K”), originally filed with the Securities and Exchange Commission on March 2, 2015, is being filed solely for the purpose of correcting the reporting period reference in Exhibits 32.1 and 32.2 to the appropriate year ended December 31, 2014. The period referenced in our Original Form 10-K inadvertently in error referenced the year ended December 31, 2013.

Except for the correction to each of Exhibit 32.1 and 32.2, there have been no changes in any of the financial or other information contained in our Original Form 10-K.  This Amendment No. 1 on Form 10-K/A for the year ended December 31, 2014 reflects information as of the original filing date of our Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Executive Officer Certifications

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 10, 2015

STEEL DYNAMICS, INC.

By:	/s/ MARK D. MILLETT
Mark D. Millett
Chief Executive Officer
(Principal Executive Officer)