Form 10-Q
period 2015-06-30
STEEL DYNAMICS INC
filed 2015-08-10
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, Registrant had 242,063,063 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and equivalents	$419,401	$361,363
Accounts receivable, net	772,309	859,835
Accounts receivable-related parties	44,213	42,990
Inventories	1,292,069	1,618,419
Deferred income taxes	31,396	35,503
Other current assets	32,004	55,655
Total current assets	2,591,392	2,973,765

Property, plant and equipment, net	3,047,401	3,123,906

Restricted cash	19,571	19,312
Intangible assets, net	358,402	370,669
Goodwill	741,898	745,158
Other assets	68,099	78,217
Total assets	$6,826,763	$7,311,027

Liabilities and Equity
Current liabilities
Accounts payable	$438,363	$489,791
Accounts payable-related parties	8,335	21,265
Income taxes payable	2,411	6,086
Accrued payroll and benefits	78,201	128,968
Accrued interest	38,988	50,405
Accrued expenses	97,215	107,607
Current maturities of long-term debt	35,075	46,460
Total current liabilities	698,588	850,582

Long-term debt
Senior term loan	231,250	237,500
Senior notes	2,350,000	2,700,000
Other long-term debt	38,324	40,206
Total long-term debt	2,619,574	2,977,706

Deferred income taxes	567,754	542,033
Other liabilities	16,147	18,839
Commitments and contingencies
Redeemable noncontrolling interests	125,972	126,340

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 261,904,809, and 261,420,126 shares issued; and 242,055,377, and 241,449,423 shares outstanding, as of June 30, 2015 and December 31, 2014, respectively	636	635
Treasury stock, at cost; 19,849,432, and 19,970,703 shares, as of June 30, 2015 and December 31, 2014, respectively	(396,491)	(398,898)
Additional paid-in capital	1,099,669	1,083,435
Retained earnings	2,223,599	2,227,843
Total Steel Dynamics, Inc. equity	2,927,413	2,913,015
Noncontrolling interests	(128,685)	(117,488)
Total equity	2,798,728	2,795,527
Total liabilities and equity	$6,826,763	$7,311,027

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales
Unrelated parties	$1,945,983	$1,987,635	$3,949,956	$3,753,516
Related parties	59,024	82,126	102,486	146,327
Total net sales	2,005,007	2,069,761	4,052,442	3,899,843

Costs of goods sold	1,833,264	1,846,990	3,693,657	3,513,768
Gross profit	171,743	222,771	358,785	386,075

Selling, general and administrative expenses	82,660	73,463	159,010	143,505
Profit sharing	5,031	10,469	9,629	15,864
Amortization of intangible assets	6,493	6,934	12,816	13,869
Operating income	77,559	131,905	177,330	212,837

Interest expense, net of capitalized interest	37,163	30,050	80,250	60,619
Other expense (income), net	(1,212)	(1,754)	14,980	(2,385)
Income before income taxes	41,608	103,609	82,100	154,603

Income taxes	16,283	37,268	29,821	54,564

Net income	25,325	66,341	52,279	100,039

Net loss attributable to noncontrolling interests	6,225	5,962	10,032	10,843

Net income attributable to Steel Dynamics, Inc.	$31,550	$72,303	$62,311	$110,882

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$.13	$0.32	$.26	$0.49

Weighted average common shares outstanding	241,900	226,220	241,718	224,615

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.13	0.31	$.26	$0.48

Weighted average common shares and share equivalents outstanding	243,491	242,048	243,179	241,721

Dividends declared per share	$.1375	$0.1150	$.2750	$0.2300

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating activities:
Net income	$25,325	$66,341	$52,279	$100,039

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,273	58,441	147,095	116,009
Equity-based compensation	6,357	4,700	14,900	10,468
Deferred income taxes	16,367	(280)	33,084	(4,371)
Loss on disposal of property, plant and equipment	998	3,456	5,983	6,097
Changes in certain assets and liabilities:
Accounts receivable	(47,149)	(99,696)	85,935	(188,646)
Inventories	161,174	11,230	326,173	(6,124)
Other assets	7,386	345	11,894	7,704
Accounts payable	62,735	13,385	(64,318)	18,426
Income taxes receivable/payable	(6,844)	(4,964)	9,421	14,429
Accrued expenses and liabilities	8,590	23,056	(78,527)	(25,264)
Net cash provided by operating activities	309,212	76,014	543,919	48,767

Investing activities:
Purchases of property, plant and equipment	(22,821)	(33,534)	(56,172)	(58,375)
Other investing activities	806	2,314	2,469	31,198
Net cash used in investing activities	(22,015)	(31,220)	(53,703)	(27,177)

Financing activities:
Issuance of current and long-term debt	60,941	63,945	111,034	107,398
Repayment of current and long-term debt	(60,557)	(76,412)	(488,008)	(132,658)
Exercise of stock options proceeds, including related tax effect	5,206	8,516	6,959	11,421
Contributions from noncontrolling investors, net	(1,135)	(606)	(1,164)	4,764
Dividends paid	(33,233)	(25,666)	(60,999)	(50,181)
Net cash used in financing activities	(28,778)	(30,223)	(432,178)	(59,256)

Increase (decrease) in cash and equivalents	258,419	14,571	58,038	(37,666)
Cash and equivalents at beginning of period	160,982	342,919	361,363	395,156

Cash and equivalents at end of period	$419,401	$357,490	$419,401	$357,490

Supplemental disclosure information:
Cash paid for interest	$48,550	$20,838	$88,644	$60,501
Cash paid (received) for federal and state income taxes, net	$7,046	$43,008	$(11,493)	$45,151

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

Steel Operations.  Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division (acquired September 16, 2014), The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia. These operations consist of electric arc furnace steel mills, producing steel from ferrous scrap, utilizing continuous casting, automated rolling mills, and eight downstream coating facilities. Steel operations accounted for 69% and 61% of the company’s consolidated external net sales during the three-month periods ended June 30, 2015 and 2014, and 68% and 61% of the company’s consolidated external net sales during the six-month periods ended June 30, 2015 and 2014, respectively.

Metals Recycling and Ferrous Resources Operations. Metals recycling and ferrous resources operations primarily include OmniSource Corporation (OmniSource), the company’s metals recycling and processing locations, ferrous scrap procurement, and an ironmaking facility, Iron Dynamics (IDI), a liquid pig iron production facility. Our other ironmaking operations located in Minnesota were indefinitely idled in May 2015, due to a significant and sustained decline in global pig iron pricing, which resulted in the cost of iron nugget production being higher than product selling values. Metals recycling and ferrous resources operations accounted for 23% and 31% of the company’s consolidated external net sales during the three-month periods ended June 30, 2015, and 2014, and 23% and 31% of the company’s consolidated external net sales during the six-month periods ended June 30, 2015 and 2014,  respectively.

Steel Fabrication Operations.  Steel fabrication operations include the company’s six New Millennium Building Systems’ joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 8% and 7% of the company’s consolidated external net sales during the three-month periods ended June 30, 2015, and 2014, and 8% and 6% of the company’s consolidated external net sales during the six-month periods ended June 30, 2015 and 2014, respectively.

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

Goodwill.  The company’s goodwill is allocated to the following reporting units at June 30, 2015, and December 31, 2014, (in thousands):

	June 30,	December 31,
	2015	2014
OmniSource — Metals Recycling/Ferrous Resources Segment	$453,467	$456,727
The Techs — Steel Segment	142,783	142,783
Butler Flat Roll Division, Structural and Rail Division, and Engineered Bar Division — Metals Recycling and Ferrous Resources Segment	95,000	95,000
Roanoke Bar Division — Steel Segment	29,041	29,041
Columbus Flat Roll Division — Steel Segment	19,682	19,682
New Millennium Building Systems — Fabrication Segment	1,925	1,925
	$741,898	$745,158

OmniSource goodwill decreased $3.3 million from December 31, 2014 to June 30, 2015, in recognition of the 2015 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (continued)

Recently Issued Accounting Standards.

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition.  The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Because the guidance in ASC 606 is principles-based, it can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Additionally, ASC 606 requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and potential uncertainty of revenue that is recognized. This guidance is effective, as deferred by the FASB on July 9, 2015, for annual and interim periods ending after December 15, 2017, but can be early adopted for annual and interim periods ending after December 15, 2016. The company is currently evaluating the impact of the provisions of ASC 606, including the timing of adoption.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a deduction from the corresponding debt liability, rather than as a separate asset, which is the current accounting method of the company. Implementation of this new guidance is required by the company in the first quarter of 2016, but can be early adopted. Upon adoption, the company must apply the new guidance retrospectively to all prior periods presented in the financial statements. The company is currently evaluating when, and the manner in which to adopt the presentation and disclosure requirements of the new guidance, however we do not expect it to have any impact on our overall results of operations, equity or cash flows as previously reported.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market.  This new guidance is effective for interim and annual periods beginning after December 15, 2016, but can be early adopted. The company is currently evaluating the impact of this ASU’s adoption.

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

Unaudited Proforma Information.  Columbus’ operating results have been reflected in the company’s financial statements since the effective date of the acquisition, September 16, 2014, in the steel operations reporting segment. The following unaudited pro forma information is presented below for comparison purposes as if the Columbus acquisition was completed as of January 1, 2013, (in thousands):

Six Months Ended
June 30, 2014
Net sales	$4,985,410
Net income attributable to Steel Dynamics, Inc.	161,119

The information presented is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at January 1, 2013, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company. The pro forma results reflect the pre-acquisition operations of Columbus for the six-month period ended June 30, 2014.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units, deferred stock units, and dilutive shares related to the company’s convertible subordinated debt; and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive options at June 30, 2015, and 2014.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the three- and six-month periods ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,
	2015			2014
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$31,550	241,900	$.13	$72,303	226,220	$.32
Dilutive common share equivalents	—	1,591		—	1,789
5.125% Convertible Senior Notes, net of tax	—	—		1,969	14,039
Diluted earnings per share	$31,550	243,491	$.13	$74,272	242,048	$.31

	Six Months Ended June 30,
	2015			2014
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$62,311	241,718	$.26	$110,882	224,615	$.49
Dilutive common share equivalents	—	1,461		—	1,699
5.125% convertible senior notes, net of tax	—	—		4,327	15,407
Diluted earnings per share	$62,311	243,179	$.26	$115,209	241,721	$.48

Note 4.  Inventories

Inventories are stated at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$518,096	$764,883
Supplies	385,728	374,599
Work in progress	110,750	128,882
Finished goods	277,495	350,055
Total inventories	$1,292,069	$1,618,419

During the second quarter 2015, the company recorded an inventory lower-of-cost or market charge of $21.0 million (inclusive of noncontrolling interests of $3.6 million), related to the idling of its Minnesota ironmaking operations. The expense is recorded within cost of goods sold during the three- and six-months ended June 30, 2015.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
	Common	Additional Paid-In	Retained	Treasury	Noncontrolling	Total	Redeemable Noncontrolling
	Stock	Capital	Earnings	Stock	Interests	Equity	Interests

Balances at January 1, 2015	$635	$1,083,435	$2,227,843	$(398,898)	$(117,488)	$2,795,527	$126,340
Exercise of stock options proceeds, including related tax effect	1	7,153	—	—	—	7,154	—
Dividends declared	—	—	(66,515)	—	—	(66,515)	—
Distributions to noncontrolling investors, net	—	—	—	—	(1,165)	(1,165)	(368)
Equity-based compensation	—	9,081	(40)	2,407	—	11,448	—
Comprehensive and net income (loss)	—	—	62,311	—	(10,032)	52,279	—
Balances at June 30, 2015	$636	$1,099,669	$2,223,599	$(396,491)	$(128,685)	$2,798,728	$125,972

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

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of June 30, 2015 (MT represents metric tons and Lbs represents pounds):

Commodity Futures	Long/Short	Total
Aluminum	Long	2,825	MT
Aluminum	Short	3,275	MT
Copper	Long	8,912	MT
Copper	Short	16,041	MT
Silver	Short	343	Lbs

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of June 30, 2015, and December 31, 2014, and gains and losses related to derivatives included in the company’s statement of income for the three- and six-month periods ended June 30, 2015, and 2014 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivative instruments designated as fair value hedges -
Commodity futures	Other current assets	$2,508	$3,180	$1,479	$913

Derivative instruments not designated as hedges -
Commodity futures	Other current assets	1,964	2,132	1,974	626

Total derivative instruments		$4,472	$5,312	$3,453	$1,539

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Derivative Financial Instruments (continued)

The fair value of the above derivative instruments, along with required margin deposit amounts with the same counterparty under master netting arrangements, which totaled $6.4 million at June 30, 2015, and $7.6 million at December 31, 2014, are reflected in other current assets in the consolidated balance sheet.

	Location of gain (loss) recognized	Amount of gain (loss) recognized in income on derivatives for the three months ended		Hedged items in	Location of gain (loss) recognized	Amount of gain (loss) recognized in income on related hedged items for the three months ended
	in income on derivatives	June 30, 2015	June 30, 2014	fair value hedge relationships	in income on related hedged items	June 30, 2015	June 30, 2014
Derivatives in fair value hedging relationships - Commodity futures	Costs of goods sold	$3,075	$(2,632)	Firm commitments	Costs of goods sold	$362	$(653)
				Inventory	Costs of goods sold	(2,165)	2,846
						$(1,803)	$2,193

Derivatives not designated as hedging instruments - Commodity futures	Costs of goods sold	$(326)	$(2,030)

	Location of gain (loss) recognized	Amount of gain (loss) recognized in income on derivatives for the six months ended		Hedged items in	Location of gain recognized in	Amount of gain recognized in income on related hedged items for the six months ended
	in income on derivatives	June 30, 2015	June 30, 2014	fair value hedge relationships	income on related hedged items	June 30, 2015	June 30, 2014
Derivatives in fair value hedging relationships - Commodity futures	Costs of goods sold	$(1,238)	$(1,015)	Firm commitments	Costs of goods sold	$856	$331
				Inventory	Costs of goods sold	491	358
						$1,347	$689

Derivatives not designated as hedging instruments - Commodity futures	Costs of goods sold	$6,670	$5,926

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $20,000 and $160,000 during the three-month periods ended June 30, 2015, and 2014, respectively; and gains of $127,000 and $456,000 during the six-month periods ended June 30, 2015 and 2014, respectively. Gains excluded from hedge effectiveness testing of $1,252,000 reduced cost of goods sold during the three-month period ended June 30, 2015, and losses of $599,000 increased costs of goods sold during the three-month period ended June 30, 2014. Losses of $18,000 and $782,000 increased cost of goods sold during the six-month periods ended June 30, 2015 and 2014, respectively.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Fair Value Measurements (continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2015, and December 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Commodity futures — financial assets	$4,472	$—	$4,472	$—
Commodity futures — financial liabilities	3,453	—	3,453	—

December 31, 2014
Commodity futures — financial assets	$5,312	$—	$5,312	$—
Commodity futures — financial liabilities	1,539	—	1,539	—

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.7 billion and $3.1 billion (with a corresponding carrying amount in the consolidated balance sheets of $2.7 billion and $3.0 billion) at June 30, 2015, and December 31, 2014, respectively.

Note 9.  Commitments and Contingencies

The company is involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

The company is involved, along with other steel manufacturing companies, in several class action antitrust complaints pending in federal court in Chicago, Illinois, which allege a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a period between 2005 and 2007, by artificially restricting the supply of such steel products. One of the complaints was brought on behalf of a purported class consisting of all direct purchasers of steel products.  A second complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  An additional complaint was brought in December 2010, on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaints.  All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  Plaintiffs filed a Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs’ Motion for Class Certification. A hearing on class certification was held on March 5 – 7 and April 11, 2014, and the matter remains under advisement. It’s unclear when the court will issue its ruling on class certification.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information

The company has three reportable segments: steel operations (includes Columbus since its September 16, 2014 acquisition), metals recycling and ferrous resources operations, and steel fabrication operations.  Columbus is reported in the steel operations reporting segment from its September 16, 2014, acquisition date. The segment operations are described in Note 1 to the financial statements. Revenues included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of further processing, slitting, and sale of certain steel products, and the resale of certain secondary and excess steel products.  In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

The company’s operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment sales and any related profits are eliminated in consolidation. Refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2014, for more information related to the company’s segment reporting. The company’s segment results for the three- and six-month periods ended June 30, 2015, and 2014, are as follows (in thousands):

For the three months ended

	Steel Operations	Metals Recycling and Ferrous Resources Operations	Steel Fabrication Operations	Other		Eliminations		Consolidated
June 30, 2015
Net Sales
External	$1,303,278	$416,525	$154,513	$13,044		$—		$1,887,360
External Non-U.S.	72,399	45,108	—	140		—		117,647
Other segments	53,560	218,480	12	5,973		(278,025)		—
	1,429,237	680,113	154,525	19,157		(278,025)		2,005,007
Operating income (loss)	107,761	(35,182)	27,660	(18,191	)(1)	(4,489	)(2)	77,559
Income (loss) before income taxes	86,039	(40,312)	25,879	(25,508)		(4,490)		41,608
Depreciation and amortization	49,171	21,775	2,158	1,221		(52)		74,273
Capital expenditures	9,762	12,121	534	404		—		22,821

As of June 30, 2015
Assets	4,023,351	2,023,082	295,642	693,993	(3)	(209,305	)(4)	6,826,763
Liabilities	710,780	541,396	57,566	2,792,947	(5)	(200,626	)(6)	3,902,063

Footnotes related to the three months ended June 30, 2015 segment results (in millions):

(1)	Corporate SG&A	$(8.1)
	Company-wide equity-based compensation	(6.3)
	Profit sharing	(3.5)
	Other, net	(0.3)
		$(18.2)

(2)	Gross profit decrease from intra-company sales	$(4.5)

(3)	Cash and equivalents	$355.6
	Accounts receivable	8.4
	Inventories	12.3
	Deferred income taxes	31.4
	Property, plant and equipment, net	67.1
	Debt issuance costs	35.6
	Intra-company debt	146.6
	Other	37.0
		$694.0

(4)	Elimination of intra-company receivables	$(53.1)
	Elimination of intra-company debt	(146.6)
	Other	(9.6)
		$(209.3)

(5)	Accounts payable	$47.8
	Income taxes payable	2.6
	Accrued interest	38.8
	Accrued profit sharing	7.0
	Debt	2,597.0
	Deferred income taxes	79.2
	Other	20.5
		$2,792.9

(6)	Elimination of intra-company payables	$(53.5)
	Elimination of intra-company debt	(146.6)
	Other	(0.5)
		$(200.6)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

For the three months ended

	Steel Operations	Metals Recycling and Ferrous Resources Operations	Steel Fabrication Operations	Other		Eliminations		Consolidated

June 30, 2014
Net Sales
External	$1,214,247	$587,385	$134,852	$24,181		$—		$1,960,665
External Non-U.S.	50,857	57,831	—	408		—		109,096
Other segments	69,802	303,617	—	7,309		(380,728)		—
	1,334,906	948,833	134,852	31,898		(380,728)		2,069,761
Operating income (loss)	155,949	(6,053)	7,590	(24,159	)(1)	(1,422	)(2)	131,905
Income (loss) before income taxes	142,594	(12,634)	6,099	(31,028)		(1,422)		103,609
Depreciation and amortization	28,869	25,870	2,401	1,352		(51)		58,441
Capital expenditures	16,332	16,384	536	282		—		33,534

As of June 30, 2014
Assets	2,732,388	2,551,899	297,149	624,518	(3)	(220,752	)(4)	5,985,202
Liabilities	578,124	640,459	20,879	1,996,306	(5)	(209,776	)(6)	3,025,992

Footnotes related to the three months ended June 30, 2014 segment results (in millions):

(1)	Corporate SG&A	$(11.0)
	Company-wide equity-based compensation	(4.7)
	Profit sharing	(8.9)
	Other, net	0.4
		$(24.2)

(2)	Gross profit decrease from intra-company sales	$(1.4)

(3)	Cash and equivalents	$299.9
	Accounts receivable	14.4
	Inventories	12.4
	Deferred income taxes	17.7
	Property, plant and equipment, net	70.9
	Debt issuance costs	22.9
	Intra-company debt	158.1
	Other	28.2
		$624.5

(4)	Elimination of intra-company receivables	$(52.0)
	Elimination of intra-company debt	(158.1)
	Other	(10.7)
		$(220.8)

(5)	Accounts payable	$46.0
	Income taxes payable	19.4
	Accrued interest	30.5
	Accrued profit sharing	13.6
	Debt	1,737.0
	Deferred income taxes	120.5
	Other	29.3
		$1,996.3

(6)	Elimination of intra-company payables	$(52.4)
	Elimination of intra-company debt	(158.1)
	Other	0.7
		$(209.8)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

For the six months ended

	Steel Operations	Metals Recycling and Ferrous Resources Operations	Steel Fabrication Operations	Other		Eliminations		Consolidated

June 30, 2015
Net Sales
External	$2,616,704	$843,936	$315,537	$35,158		$—		$3,811,335
External Non-U.S.	144,392	96,411	—	304		—		241,107
Other segments	102,463	445,558	16	12,662		(560,699)		—
	2,863,559	1,385,905	315,553	48,124		(560,699)		4,052,442
Operating income (loss)	219,301	(52,248)	49,021	(38,111	)(1)	(633	)(2)	177,330
Income (loss) before income taxes	171,945	(64,982)	45,473	(69,702)		(634)		82,100
Depreciation and amortization	97,785	42,613	4,388	2,411		(102)		147,095
Capital expenditures	24,448	29,779	1,571	374		—		56,172

Footnotes related to the six months ended June 30, 2015 segment results (in millions):

(1)	Corporate SG&A	$(17.5)
	Company-wide equity-based compensation	(12.2)
	Profit sharing	(7.0)
	Other, net	(1.4)
	Total	$(38.1)

(2)	Gross profit decrease from intra-company sales	$(0.6)

For the six months ended

	Steel Operations	Metals Recycling and Ferrous Resources Operations	Steel Fabrication Operations	Other		Eliminations	Consolidated

June 30, 2014
Net Sales
External	$2,275,326	$1,105,342	$250,713	$44,802		$—	$3,676,183
External Non-U.S.	107,376	115,648	—	636		—	223,660
Other segments	113,534	647,545	—	13,982		(775,061)	—
	2,496,236	1,868,535	250,713	59,420		(775,061)	3,899,843
Operating income (loss)	261,592	(21,572)	10,716	(40,704	)(1)	2,805 (2)	212,837
Income (loss) before income taxes	234,592	(35,330)	7,751	(55,215)		2,805	154,603
Depreciation and amortization	56,246	52,491	4,623	2,751		(102)	116,009
Capital expenditures	34,938	22,163	847	427		—	58,375

Footnotes related to the six months ended June 30, 2014 segment results (in millions):

(1)	Corporate SG&A	$(19.3)
	Company-wide equity-based compensation	(9.3)
	Profit sharing	(13.6)
	Other, net	1.5
	Total	$(40.7)

(2)	Gross profit increase from intra-company sales	$2.8

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

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
As of June 30, 2015
Cash and equivalents	$351,996	$55,586	$11,819	$—	$419,401
Accounts receivable, net	262,708	1,182,293	36,919	(665,398)	816,522
Inventories	590,104	658,048	47,494	(3,577)	1,292,069
Other current assets	69,807	7,343	4,436	(18,186)	63,400
Total current assets	1,274,615	1,903,270	100,668	(687,161)	2,591,392
Property, plant and equipment, net	979,749	1,769,536	300,229	(2,113)	3,047,401
Intangible assets, net	—	358,402	—	—	358,402
Goodwill	—	741,898	—	—	741,898
Other assets, including investments in subs	3,573,407	23,085	6,491	(3,515,313)	87,670
Total assets	$5,827,771	$4,796,191	$407,388	$(4,204,587)	$6,826,763

Accounts payable	$140,249	$314,074	$89,416	$(97,041)	$446,698
Accrued expenses	126,025	168,859	6,484	(84,553)	216,815
Current maturities of long-term debt	13,097	809	61,445	(40,276)	35,075
Total current liabilities	279,371	483,742	157,345	(221,870)	698,588
Long-term debt	2,585,806	224	167,639	(134,095)	2,619,574
Other liabilities	35,181	1,505,382	35,490	(992,152)	583,901

Redeemable noncontrolling interests	—	—	125,972	—	125,972

Common stock	636	1,727,859	18,121	(1,745,980)	636
Treasury stock	(396,491)	—	—	—	(396,491)
Additional paid-in-capital	1,099,669	117,737	641,858	(759,595)	1,099,669
Retained earnings (deficit)	2,223,599	961,247	(610,352)	(350,895)	2,223,599
Total Steel Dynamics, Inc. equity	2,927,413	2,806,843	49,627	(2,856,470)	2,927,413
Noncontrolling interests	—	—	(128,685)	—	(128,685)
Total equity	2,927,413	2,806,843	(79,058)	(2,856,470)	2,798,728
Total liabilities and equity	$5,827,771	$4,796,191	$407,388	$(4,204,587)	$6,826,763

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
As of December 31, 2014
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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
For the three months ended, June 30, 2015
Net sales	$766,056	$2,153,141	$101,880	$(1,016,070)	$2,005,007
Costs of goods sold	669,259	2,019,025	134,335	(989,355)	1,833,264
Gross profit (loss)	96,797	134,116	(32,455)	(26,715)	171,743
Selling, general and administrative	29,905	65,736	2,668	(4,125)	94,184
Operating income (loss)	66,892	68,380	(35,123)	(22,590)	77,559
Interest expense, net of capitalized interest	18,166	18,376	1,658	(1,037)	37,163
Other (income) expense, net	(773)	(654)	(822)	1,037	(1,212)
Income (loss) before income taxes and equity in net loss of subsidiaries	49,499	50,658	(35,959)	(22,590)	41,608
Income taxes (benefit)	8,097	19,172	(2,510)	(8,476)	16,283
	41,402	31,486	(33,449)	(14,114)	25,325
Equity in net loss of subsidiaries	(9,852)	—	—	9,852	—
Net loss attributable to noncontrolling interests	—	—	6,225	—	6,225
Net income (loss) attributable to Steel Dynamics, Inc.	$31,550	$31,486	$(27,224)	$(4,262)	$31,550

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
For the three months ended, June 30, 2014
Net sales	$1,007,569	$2,313,459	$121,239	$(1,372,506)	$2,069,761
Costs of goods sold	860,024	2,183,181	141,362	(1,337,577)	1,846,990
Gross profit (loss)	147,545	130,278	(20,123)	(34,929)	222,771
Selling, general and administrative	35,419	56,411	3,406	(4,370)	90,866
Operating income (loss)	112,126	73,867	(23,529)	(30,559)	131,905
Interest expense, net of capitalized interest	19,031	10,294	1,986	(1,261)	30,050
Other (income) expense, net	(1,556)	(46)	(1,412)	1,260	(1,754)
Income (loss) before income taxes and equity in net income of subsidiaries	94,651	63,619	(24,103)	(30,558)	103,609
Income taxes (benefit)	23,950	23,076	814	(10,572)	37,268
	70,701	40,543	(24,917)	(19,986)	66,341
Equity in net loss of subsidiaries	1,602	—	—	(1,602)	—
Net loss attributable to noncontrolling interests	—	—	5,962	—	5,962
Net income (loss) attributable to Steel Dynamics, Inc.	$72,303	$40,543	$(18,955)	$(21,588)	$72,303

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
For the six months ended, June 30, 2015
Net sales	$1,564,774	$4,344,150	$206,453	$(2,062,935)	$4,052,442
Costs of goods sold	1,362,834	4,091,150	253,116	(2,013,443)	3,693,657
Gross profit (loss)	201,940	253,000	(46,663)	(49,492)	358,785
Selling, general and administrative	60,648	123,769	6,033	(8,995)	181,455
Operating income (loss)	141,292	129,231	(52,696)	(40,497)	177,330
Interest expense, net of capitalized interest	38,703	40,216	3,392	(2,061)	80,250
Other (income) expense, net	14,879	34	(1,994)	2,061	14,980
Income (loss) before income taxes and equity in net loss of subsidiaries	87,710	88,981	(54,094)	(40,497)	82,100
Income taxes (benefit)	15,038	32,206	(3,626)	(13,797)	29,821
	72,672	56,775	(50,468)	(26,700)	52,279
Equity in net loss of subsidiaries	(10,361)	—	—	10,361	—
Net loss attributable to noncontrolling interests	—	—	10,032	—	10,032
Net income (loss) attributable to Steel Dynamics, Inc.	$62,311	$56,775	$(40,436)	$(16,339)	$62,311

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
For the six months ended, June 30, 2014
Net sales	$1,871,132	$4,425,848	$227,088	$(2,624,225)	$3,899,843
Costs of goods sold	1,621,419	4,198,757	264,935	(2,571,343)	3,513,768
Gross profit (loss)	249,713	227,091	(37,847)	(52,882)	386,075
Selling, general and administrative	64,253	110,700	6,814	(8,529)	173,238
Operating income (loss)	185,460	116,391	(44,661)	(44,353)	212,837
Interest expense, net of capitalized interest	38,392	20,855	3,866	(2,494)	60,619
Other (income) expense, net	(2,532)	349	(2,696)	2,494	(2,385)
Income (loss) before income taxes and equity in net loss of subsidiaries	149,600	95,187	(45,831)	(44,353)	154,603
Income taxes (benefit)	33,875	34,018	1,510	(14,839)	54,564
	115,725	61,169	(47,341)	(29,514)	100,039
Equity in net loss of subsidiaries	(4,843)	—	—	4,843	—
Net loss attributable to noncontrolling interests	—	—	10,843	—	10,843
Net income (loss) attributable to Steel Dynamics, Inc.	$110,882	$61,169	$(36,498)	$(24,671)	$110,882

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

For the six months ended, June 30, 2015
Net cash provided by operating activities	$212,624	$322,486	$246	$8,563	$543,919
Net cash used in investing activities	(31,419)	(18,495)	(13,260)	9,471	(53,703)
Net cash provided by (used in) financing activities	(94,522)	(330,095)	10,473	(18,034)	(432,178)
Increase (decrease) in cash and equivalents	86,683	(26,104)	(2,541)	—	58,038
Cash and equivalents at beginning of period	265,313	81,690	14,360	—	361,363
Cash and equivalents at end of period	$351,996	$55,586	$11,819	$—	$419,401

			Combined	Consolidating	Total
	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

For the six months ended, June 30, 2014
Net cash provided by (used in) operating activities	$94,219	$(19,938)	$(23,559)	$(1,955)	$48,767
Net cash used in investing activities	(34,747)	(10,007)	(13,076)	30,653	(27,177)
Net cash provided by (used in) financing activities	(83,113)	19,258	33,297	(28,698)	(59,256)
Decrease in cash and equivalents	(23,641)	(10,687)	(3,338)	—	(37,666)
Cash and equivalents at beginning of period	320,866	61,148	13,142	—	395,156
Cash and equivalents at end of period	$297,225	$50,461	$9,804	$—	$357,490

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

Results Overview

Consolidated operating income decreased $54.3 million, or 41%, to $77.6 million for the second quarter of 2015, compared to $131.9 million for the second quarter of 2014. Second quarter of 2015 net income decreased $40.7 million, or 56%, to $31.6 million, from $72.3 million for the second quarter of 2014.

For the first half of 2015, operating income decreased $35.5 million, or 17%, to $177.3 million compared to the same period of 2014, while net income decreased $48.6 million, or 44%, to $62.3 million.

Our second quarter 2015 and first half 2015 operational and financial performance was negatively impacted by decreased steel shipments and product pricing, driven by excessive and historically high levels of steel product imports.  While scrap costs decreased significantly in the first quarter of 2015 and remained at lower levels during the second quarter of 2015, metal margins contracted as the drop in steel selling prices more than offset the decline of scrap costs. Underlying domestic steel consumption remains strong, as we continue to see improvements in non-residential construction, as well as, automotive and other manufacturing segments. However, a large portion of this domestic steel demand was served by imports in 2015. As a result, domestic steel mill utilization rates decreased in 2015, as compared to 2014, resulting in decreased ferrous scrap shipments in our metals recycling operations. These decreased volumes, along with compressed metal margins due to price volatility, reduced profitability in our metals recycling operations in 2015, as compared to 2014. During 2015, our fabrication operations continue to benefit from the improving non-residential construction market, and raw material costs, resulting in significant increases in both sales and operating income, compared to the same periods in 2014. In May 2015, we indefinitely idled our Minnesota ironmaking operations due to significant and sustained decreases in selling prices to levels that are below our cash costs to produce iron nuggets. In conjunction with the idling, we also made the decision to sell the associated raw material inventory, resulting in a $21.0 million (inclusive of noncontrolling interests of $3.6 million), lower-of-cost or market charge in the second quarter 2015.

Segment Operating Results 2015 vs. 2014 (dollars in thousands)

	Three Months Ended			First		Six Months Ended
	June 30,			Quarter		June 30,
	2015	% Change	2014	2015	Sequential Quarter % Change	2015	% Change	2014
Net sales:
Steel	$1,429,237	7%	$1,334,906	$1,434,322	—%	$2,863,559	15%	$2,496,236
Metals recycling and ferrous resources	680,113	(28)%	948,833	705,792	(4)%	1,385,905	(26)%	1,868,535
Steel fabrication	154,525	15%	134,852	161,028	(4)%	315,553	26%	250,713
Other	19,157	(40)%	31,898	28,967	(34)%	48,124	(19)%	59,420
	2,283,032		2,450,489	2,330,109		4,613,141		4,674,904
Intra-company	(278,025)		(380,728)	(282,674)		(560,699)		(775,061)
Consolidated	$2,005,007	(3)%	$2,069,761	$2,047,435	(2)%	$4,052,442	4%	$3,899,843

Operating income (loss):
Steel	$107,761	(31)%	$155,949	$111,540	(3)%	$219,301	(16)%	$261,592
Metals recycling and ferrous resources	(35,182)	(481)%	(6,053)	(17,066)	(106)%	(52,248)	(142)%	(21,572)
Steel fabrication	27,660	264%	7,590	21,361	29%	49,021	357%	10,716
Other	(18,191)	25%	(24,159)	(19,920)	9%	(38,111)	6%	(40,704)
	82,048		133,327	95,915		177,963		210,032
Intra-company	(4,489)		(1,422)	3,856		(633)		2,805
Consolidated	$77,559	(41)%	$131,905	$99,771	(22)%	$177,330	(17)%	$212,837

Steel Operations

Steel Operations. Steel Operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap, utilizing continuous casting, automated rolling mills, and eight downstream coating facilities. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture, industrial machinery, pipe and tube and energy markets. Steel operations accounted for 69% and 61% of our consolidated external net sales during the second quarter of 2015 and 2014, and 68% and 61% of our consolidated external net sales during the first half of 2015 and 2014, respectively.

Sheet Products.  Our sheet operations consist of our Butler Flat Roll Division (Butler), Columbus Flat Roll Division — acquired September 16, 2014 (Columbus), and our downstream coating facilities, including The Techs. These operations sell a broad range of sheet steel products, such as hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll and galvanized. Butler sells other products such as Galvalume® and painted products, while Columbus, currently sells other products such as high-strength OCTG pipe and non-energy line pipe products. The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in non-automotive applications.

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

Steel Operations Shipments (tons):

	Three Months Ended			First		Six Months Ended
	June 30,			Quarter		June 30,
	2015	% Change	2014	2015	Sequential Quarter % Change	2015	% Change	2014
Shipments:
Butler Flat Roll Division	721,115	(7)%	778,220	579,493	24%	1,300,608	(8)%	1,419,740
Columbus Flat Roll Division	693,772	100%	—	564,241	23%	1,258,013	100%	—
The Techs	182,239	(5)%	191,934	145,934	25%	328,173	(5)%	345,171
Sheet products	1,597,126	65%	970,154	1,289,668	24%	2,886,794	64%	1,764,911

Structural and Rail Division	302,250	(10)%	336,380	304,352	(1)%	606,602	(4)%	628,696
Engineered Bar Products Division	120,559	(21)%	152,768	156,366	(23)%	276,925	(7)%	297,071
Roanoke Bar Division	140,795	(2)%	143,583	125,123	13%	265,918	(7)%	287,365
Steel of West Virginia	81,678	9%	74,881	73,511	11%	155,189	3%	150,455
Long products	645,282	(9)%	707,612	659,352	(2)%	1,304,634	(4)%	1,363,587

Total shipments	2,242,408	34%	1,677,766	1,949,020	15%	4,191,428	34%	3,128,498
Intra-segment shipments	(62,417)		(57,930)	(56,094)		(118,511)		(103,438)
Segment shipments	2,179,991	35%	1,619,836	1,892,926	15%	4,072,917	35%	3,025,060

External shipments	2,078,685	37%	1,518,882	1,816,371	14%	3,895,056	36%	2,857,455

Net sales for the steel segment increased 7% in the second quarter of 2015, when compared to the second quarter of 2014, due primarily to the inclusion of Columbus in 2015 results. While second quarter 2015 segment shipments improved 35%, compared to prior year’s second quarter, shipments excluding Columbus decreased 8%, as they were negatively impacted by continued elevated steel imports. Additionally, our Engineered Bar Products Division experienced some customer inventory destocking, resulting in volumes decreasing 21% in the second quarter of 2015, compared to the same period in 2014. The elevated levels of imported steel into the domestic market continued to compress steel selling prices, with our average steel product selling prices decreasing $168 per ton, or 20%, compared to the same quarter in 2014. Though overall domestic steel demand remains solid, the continued elevated levels of steel imports has been a significant negative impact to our sales volumes, product pricing, and mill utilization rates. Our average steel mill utilization rate was 87% for the second quarter of 2015, as compared to 95% in the second quarter of 2014. Net sales for the steel segment increased 15% in the first half of 2015, when compared to the first half of 2014, as a 35% increase in segment shipments more than offset a decrease of 15%, or $122 per ton, in average selling prices. Again, the increase in net sales is largely due to the inclusion of Columbus in first half 2015 results, as sales volumes in 2015, excluding Columbus, are down 7% compared to the first half of 2014, due primarily to elevated steel imports during 2015.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost. During the second quarter 2015 and 2014, our metallic raw material costs represented 57% and 66%, respectively, of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations decreased $109, or 30%, in the second quarter of 2015, compared with the second quarter of 2014, as the market cost of scrap decreased significantly, consistent with overall scrap market pricing. In the first half of 2015, our metallic raw material cost per net ton consumed decreased $91, or 25%, compared to the same period in 2014.

In spite of decreased raw material cost per ton, second quarter 2015 metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed) contracted compared to the second quarter of 2014, as decreases in product selling prices outpaced decreased raw material costs. Thus, despite the increase in sales in the second quarter of 2015 with the inclusion of Columbus, operating income for the steel segment decreased 31%, to $107.8 million, compared to the same period of 2014. Likewise, first half 2015 operating income decreased 16%, to $219.3 million, compared to the first half of 2014.

Metals Recycling and Ferrous Resources Operations

Metals Recycling and Ferrous Resources Operations.  This operating segment primarily includes our metals recycling operations (OmniSource); our liquid pig iron production facility, Iron Dynamics (IDI); and our idled Minnesota ironmaking operations. Our metals recycling and ferrous resources operations segment accounted for 23% and 31% of our consolidated net sales in the second quarter and first half of 2015 and 2014, respectively. Segment operating losses were $35.2 million in the second quarter of 2015, a decline of $29.1 million compared to the second quarter of 2014. Increased losses were primarily driven by increased costs at our Minnesota ironmaking operations in connection with its idling in May 2015, and losses at IDI related to a planned major furnace maintenance outage. Similarly, operating losses for the segment increased $30.7 million in the first half of 2015, to $52.2 million, compared to the first half of 2014.

Metals Recycling and Ferrous Resources Shipments:

	Three Months Ended			First		Six Months Ended
	June 30,			Quarter		June 30,
	2015	% Change	2014	2015	Sequential Quarter % Change	2015	% Change	2014
Ferrous metal (gross tons)
Total	1,357,755	(5)%	1,422,697	1,233,001	10%	2,590,756	(7)%	2,787,230
Intra-segment	—		(103)	—		—		(403)
Segment shipments	1,357,755	(5)%	1,422,594	1,233,001	10%	2,590,756	(7)%	2,786,827

External shipments	626,264	(19)%	769,046	642,080	(2)%	1,268,344	(11)%	1,418,598

Nonferrous metals (thousands of pounds)
Total	275,439	(4)%	288,233	259,903	6%	535,342	(4)%	559,211
Intra-segment	(21,598)		(17,263)	(17,850)		(39,448)		(35,606)
Segment shipments	253,841	(6)%	270,970	242,053	5%	495,894	(5)%	523,605

External shipments	253,273	(6)%	270,271	241,580	5%	494,853	(5)%	521,859

Mesabi Nugget shipments (metric tons) – intra-company	14,035	(57)%	32,542	36,480	(62)%	50,515	(28)%	70,030

Iron Dynamics (metric tons) – intra-company	42,212	(35)%	64,756	65,293	(35)%	107,505	(12)%	121,878

Metals Recycling.  OmniSource represents our metals sourcing and processing operations and is the primary source of net sales in this segment. These operations sell ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations represented 87% and 88% of this segment’s net sales during the second quarter of 2015 and 2014, and 86% and 89% in the first half of 2015 and 2014, respectively.

Metals recycling operations net sales were $645.4 million and $891.6 million, during the second quarter of 2015 and 2014, respectively. Ferrous shipments decreased 5% in the second quarter of 2015, compared to the same period in 2014, due primarily to reduced domestic steel mill utilization, as a result of elevated steel product imports in 2015. Nonferrous shipments also decreased 4%. While both ferrous and nonferrous selling prices decreased during the second quarter of 2015, as compared to the same period in 2014, our ferrous selling prices declined by 34%, consistent with overall scrap market selling prices. While ferrous metal spreads in the second quarter 2015 were consistent with those of second quarter 2014, the reduced nonferrous selling prices caused metal spreads for nonferrous materials to contract, decreasing 25%, during the second quarter of 2015, when compared to the same period in 2014. The declines in shipments and nonferrous metal spreads resulted in second quarter 2015 operating income of $8.3 million, as compared to operating income of $13.9 million for the same period in 2014

Metals recycling operations net sales were $1.3 billion and $1.8 billion, during the first half of 2015 and 2014, respectively. Ferrous shipments decreased 7% in the first half of 2015, compared to the same period in 2014, due to reduced domestic steel mill utilization, as a result of elevated steel product imports in 2015. Nonferrous shipments also decreased 4%. While both ferrous and nonferrous selling prices decreased during the first half of 2015, as compared to the same 2014 period, our ferrous selling prices declined by 31% consistent with overall market selling prices. As a result of reduced selling prices, metal spreads for ferrous and nonferrous materials contracted 6% and 19%, respectively, during the first half of 2015, when compared to the same period in 2014. These declines in shipments and metal spreads resulted in operating income in the first half of 2015 decreasing $15.1 million, or 80%, to $3.8 million, compared to the first half of 2014.

Ferrous Resources.  Our ferrous resources operations consist primarily of Iron Dynamics (IDI), and our idled Minnesota ironmaking operations. IDI primarily produces liquid pig iron, which is used as a scrap substitute raw material input exclusively at our Butler Flat Roll Division. IDI experienced additional losses during the second quarter 2015, related to a planned major furnace maintenance outage that generally takes place every five or more years.

Our Minnesota ironmaking operations consists of Mesabi Nugget, (owned 82% by us); our iron concentrate and potential future iron mining operations, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 82% by us). The nugget facility was idled in February 2015 to allow us to work through company-wide nugget inventory, as well as, to complete installation of new equipment in the iron concentrate facility to reestablish product yield. However, pig iron prices declined significantly late in the first quarter 2015, have remained low, and are expected to continue to remain low. Current selling prices are below our cash cost to produce iron nuggets. Given this significant and sustained decline in pig iron pricing, we elected to indefinitely idle the Minnesota ironmaking operations and to monetize existing raw material inventory. As a result, we recorded an inventory lower-of-cost or market charge of $21.0 million (inclusive of noncontrolling interests of $3.6 million), in cost of goods sold during the three- and six-months ended June 30, 2015. The impact of losses, and lower-of-cost or market and other charges from the Minnesota iron operations on second quarter 2015 reduced net income by approximately $16.5 million, as compared to approximately $9.1 million during the second quarter 2014. For the first half of 2015, losses, from the Minnesota iron operations reduced net income by approximately $22.8 million, compared with $18.0 million in the first half of 2014.

Steel Fabrication Operations

Steel Fabrication Operations consist of our six New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 8% and 7% of our consolidated net sales during the second quarter of 2015 and 2014, and 8% and 6% of the company’s consolidated net sales during the first half of 2015 and 2014, respectively.

Net sales for the steel fabrication operations segment increased $19.7 million, or 15%, in the second quarter of 2015, compared to the second quarter of 2014. Shipments and selling prices increased 4% and 10%, respectively, in the second quarter of 2015, as compared to the same period in 2014, based on increased demand from the non-residential construction market and our continued market share expansion. Net sales for the segment increased $64.8 million, or 26%, in the first half of 2015, compared to the first half of 2014, as volumes increased 11% and selling prices increased 13% for the same reasons. Our steel fabrication operations continue to realize strength in order activity and resulting shipments and selling prices, as we leverage our national operating footprint and market demand improves.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations generally representing more than two-thirds of the total cost of manufacturing for our steel fabrication operations. The average cost of steel consumed decreased in the second quarter of 2015, as compared to the same period in 2014, by 11%, and coupled with 10% higher selling prices resulted in expanded metal spreads. Likewise, during the first half of 2015 the average cost of steel consumed decreased, as compared to the same period in 2014, by 5%, coupled with a 13% increase in average selling prices.

As a result of the increased shipments and metal spread expansion, operating income of $27.7 million in the second quarter of 2015 was over three and a half times that of the same period in 2014 of $7.6 million. Similarly, segment operating income of $49.0 million in the first half of 2015 increased 357%, from $10.7 million in the first half of 2014.

Second Quarter Consolidated Results 2015 vs. 2014

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $94.2 million during the second quarter of 2015, as compared to $90.9 million during the second quarter of 2014, an increase of $3.3 million, or 4%. During the second quarters of 2015 and 2014, these selling, general and administrative expenses were comparable in total, and as a percentage of net sales, representing approximately 4.7% and 4.4% of net sales, respectively.

Interest Expense, net of Capitalized Interest.  During the second quarter of 2015, interest expense increased $7.1 million to $37.2 million, when compared to the same period in 2014. The increase in interest expense is due primarily to the addition of the $1.2 billion senior notes in September 2014, in conjunction with our acquisition of Columbus, partially offset by the conversion or payoff at maturity of $287.5 million of 5.125% convertible notes in June 2014, and the call of our $350.0 million 7 5/8% Senior Notes due 2020 in March 2015.

Other Expense (Income), net.  During the second quarter of 2015, net other income of $1.2 million was comparable to net other income of $1.8 million in the same period in 2014.

Income Taxes.  During the second quarter of 2015, our income tax expense was $16.3 million with an effective income tax rate of 39.1%, as compared to $37.3 million with an effective income tax rate of 36.0% during the second quarter of 2014. The higher effective tax rate in the second quarter of 2015 is due primarily to the impact on the effective tax rate of higher proportional (to pretax income) noncontrolling interest losses in the second quarter of 2015 as compared to the same period in 2014.

First Six Months Consolidated Results 2015 vs. 2014

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $181.5 million during the first half of 2015, as compared to $173.2 million during the first half of 2014, an increase of $8.2 million, or 5%. During the first half of 2015 and 2014, these selling, general and administrative expenses were comparable, representing approximately 4.5% and 4.4% of net sales, respectively.

Interest Expense, net of Capitalized Interest.  During the first half of 2015, interest expense increased $19.6 million to $80.3 million, when compared to the same period in 2014. The increase in interest expense is due primarily to the addition of the $1.2 billion senior notes in September 2014, in conjunction with our acquisition of Columbus, partially offset by the conversion or payoff at maturity of $287.5 million of 5.125% convertible notes in June 2014, and the call of our $350.0 million 7 5/8% Senior Notes due 2020 in March 2015.

Other Expense (Income), net.  During the first half of 2015, net other expense of $15.0 million increased $17.4 million compared to net other income of $2.4 million in the same period in 2014, due primarily to $16.7 million of call premium and other finance expenses associated with the March 2015 senior note call and prepayment.

Income Taxes.  During the first half of 2015, our income tax expense was $29.8 million with an effective income tax rate of 36.3%, as compared to $54.6 million with an effective income tax rate of 35.3% during the first half of 2014. The higher effective tax rate in the first half of 2015 is due primarily to the impact on the effective tax rate of higher proportional (to pretax income) noncontrolling interest losses in the first half of 2015 as compared to the same period in 2014.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements, principal and interest payments related to our outstanding indebtedness, and dividends to our shareholders. We have met these liquidity requirements primarily with cash provided by operations, long-term borrowings and availability under our Revolver. Our liquidity at June 30, 2015 is as follows (in thousands):

Cash and equivalents	$419,401
Revolver availability	1,186,175
Total liquidity	$1,605,576

Our total outstanding debt decreased $369.5 million during the first half of 2015, to $2.7 billion, due primarily to our March 2015 call and prepayment of $350.0 million in 7 5/8 % senior notes due 2020. As a result, our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) decreased to 47.6% at June 30, 2015, from 50.9% at December 31, 2014.

We have a senior secured credit facility (Facility) that matures in November 2019 which provides for a $1.2 billion Revolver along with a term loan facility. Subject to certain conditions, we also have the ability to increase the combined facility size by a minimum of $750 million. The Facility contains financial and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At June 30, 2015, we had $1.2 billion of availability on the Revolver, $13.8 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted proforma EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM proforma gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted proforma EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At June 30, 2015, our interest coverage ratio and net debt leverage ratio were 5.71:1.00 and 2.40:1.00, respectively. We were therefore in compliance with these covenants at June 30, 2015, and we anticipate we will continue to be in compliance during 2015.

Working Capital. We generated cash flow from operations of $543.9 million in the first half of 2015. Operational working capital, representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt, decreased $275.7 million during the first half of 2015, to $1.4 billion. Amounts invested in accounts receivable and inventories, net of accounts payable, decreased $348.3 million in conjunction with a slight decrease in sales and production volume and a significant decrease in the cost of scrap and steel when compared to the fourth quarter of 2014.

Capital Investments.  During the first half of 2015, we invested $56.2 million in property, plant and equipment, as compared to $58.4 million during the same period in 2014. We believe these capital investments will benefit our net sales and related cash flows as each project attains appropriate operational metrics. Our current estimated 2015 annual cash allocation plan includes the investment of approximately $150 million in capital expenditures in our existing and announced operations.

Cash Dividends.  As a reflection of confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 20% to $0.1375 per share in the first quarter 2015 (from $0.115 per share previously), resulting in declared cash dividends of $66.5 million during the first half of 2015, compared to $53.2 million during the first half of 2014. We paid cash dividends of $61.0 million and $50.2 million during the first half of 2015 and 2014, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured credit facility and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we occasionally use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the periods ended June 30, 2015 or 2014.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, natural gas and its transportation services, fuel, air products, and zinc. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 30 months for physical commodity requirements, for up to 5 years for commodity transportation requirements, and for up to 13 years for air products. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Butler Flat Roll Division pursuant to a contract which extends through December 2015. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At June 30, 2015, we had a cumulative unrealized gain associated with these financial contracts of $1.0 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.                   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

We are involved, along with other steel manufacturing companies, in several class action antitrust complaints pending in federal court in Chicago, Illinois, which allege a conspiracy to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a period between 2005 and 2007, by artificially restricting the supply of such steel products. One of the complaints was brought on behalf of a purported class consisting of all direct purchasers of steel products.  A second complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  An additional complaint was brought in December 2010, on behalf of indirect purchasers of steel products in Tennessee and has been consolidated with the original complaints.  All complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.  Plaintiffs filed a Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs’ Motion for Class Certification. A hearing on class certification was held on March 5 — 7 and April 11, 2014, and the matter remains under advisement. It’s unclear when the court will issue its ruling on class certification.

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

August 10, 2015

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)