Form 10-Q
period 2015-09-30
STEEL DYNAMICS INC
filed 2015-11-06
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, Registrant had 242,123,707 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and equivalents	$473,790	$361,363
Accounts receivable, net	757,110	859,835
Accounts receivable-related parties	41,915	42,990
Inventories	1,321,397	1,618,419
Deferred income taxes	28,839	35,503
Other current assets	28,744	55,655
Total current assets	2,651,795	2,973,765

Property, plant and equipment, net	3,013,659	3,123,906

Restricted cash	19,621	19,312
Intangible assets, net	353,561	370,669
Goodwill	740,243	745,158
Other assets	63,662	78,217
Total assets	$6,842,541	$7,311,027

Liabilities and Equity
Current liabilities
Accounts payable	$378,594	$489,791
Accounts payable-related parties	7,776	21,265
Income taxes payable	14,246	6,086
Accrued payroll and benefits	95,150	128,968
Accrued interest	47,998	50,405
Accrued expenses	102,510	107,607
Current maturities of long-term debt	31,584	46,460
Total current liabilities	677,858	850,582

Long-term debt
Senior term loan	228,125	237,500
Senior notes	2,350,000	2,700,000
Other long-term debt	37,694	40,206
Total long-term debt	2,615,819	2,977,706

Deferred income taxes	576,674	542,033
Other liabilities	16,405	18,839

Commitments and contingencies

Redeemable noncontrolling interests	126,340	126,340

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 261,938,768, and 261,420,126 shares issued; and 242,090,224, and 241,449,423 shares outstanding, as of September 30, 2015 and December 31, 2014, respectively	636	635
Treasury stock, at cost; 19,848,544, and 19,970,703 shares, as of September 30, 2015 and December 31, 2014, respectively	(396,473)	(398,898)
Additional paid-in capital	1,104,832	1,083,435
Retained earnings	2,250,901	2,227,843
Total Steel Dynamics, Inc. equity	2,959,896	2,913,015
Noncontrolling interests	(130,451)	(117,488)
Total equity	2,829,445	2,795,527
Total liabilities and equity	$6,842,541	$7,311,027

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales
Unrelated parties	$1,901,415	$2,276,747	$5,851,371	$6,030,408
Related parties	49,508	62,269	151,994	208,451
Total net sales	1,950,923	2,339,016	6,003,365	6,238,859

Costs of goods sold	1,722,197	2,050,504	5,415,854	5,564,272
Gross profit	228,726	288,512	587,511	674,587

Selling, general and administrative expenses	82,371	80,240	241,381	223,745
Profit sharing	9,008	12,865	18,637	28,729
Amortization of intangible assets	6,318	6,764	19,134	20,633
Operating income	131,029	188,643	308,359	401,480

Interest expense, net of capitalized interest	37,084	31,904	117,334	92,523
Other expense, net	239	22,072	15,219	19,687
Income before income taxes	93,706	134,667	175,806	289,270

Income taxes	34,839	47,010	64,660	101,574

Net income	58,867	87,657	111,146	187,696

Net loss attributable to noncontrolling interests	1,750	3,516	11,782	14,359

Net income attributable to Steel Dynamics, Inc.	$60,617	$91,173	$122,928	$202,055

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$0.25	$0.38	$0.51	$0.88

Weighted average common shares outstanding	242,074	240,087	241,836	229,772

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$0.25	0.38	$0.51	$0.85

Weighted average common shares and share equivalents outstanding	243,822	242,244	243,393	241,895

Dividends declared per share	$0.1375	$0.1150	$0.4125	$0.3450

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating activities:
Net income	$58,867	$87,657	$111,146	$187,696

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,211	65,957	221,306	181,966
Equity-based compensation	5,332	5,104	20,232	15,572
Deferred income taxes	13,130	(3,417)	46,214	(7,788)
(Gain) loss on disposal of property, plant and equipment	655	(662)	6,638	5,435
Changes in certain assets and liabilities:
Accounts receivable	36,361	30,955	122,296	(157,691)
Inventories	(8,763)	27,212	317,410	21,088
Other assets	(3,100)	(4,928)	8,794	2,776
Accounts payable	(62,757)	9,690	(127,075)	28,116
Income taxes receivable/payable	19,888	8,062	29,309	22,491
Accrued expenses and liabilities	30,554	23,594	(47,973)	(1,670)
Net cash provided by operating activities	164,378	249,224	708,297	297,991

Investing activities:
Purchases of property, plant and equipment	(30,286)	(24,531)	(86,458)	(82,906)
Acquisition of business, net of cash acquired	(45,000)	(1,647,463)	(45,000)	(1,647,463)
Other investing activities	3,715	2,959	6,184	34,157
Net cash used in investing activities	(71,571)	(1,669,035)	(125,274)	(1,696,212)

Financing activities:
Issuance of current and long-term debt	67,999	1,394,497	179,033	1,501,895
Repayment of current and long-term debt	(73,420)	(138,533)	(561,428)	(271,191)
Debt issuance costs	—	(18,020)	—	(18,020)
Exercise of stock options proceeds, including related tax effect	302	11,576	7,261	22,997
Contributions from noncontrolling investors, net	(17)	(52)	(1,181)	4,712
Dividends paid	(33,282)	(27,556)	(94,281)	(77,737)
Net cash provided by (used in) financing activities	(38,418)	1,221,912	(470,596)	1,162,656

Increase (decrease) in cash and equivalents	54,389	(197,899)	112,427	(235,565)
Cash and equivalents at beginning of period	419,401	357,490	361,363	395,156

Cash and equivalents at end of period	$473,790	$159,591	$473,790	$159,591

Supplemental disclosure information:
Cash paid for interest	$26,701	$40,022	$115,345	$100,523
Cash paid (received) for federal and state income taxes, net	$1,172	$41,267	$(10,321)	$86,418

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. Effective the third quarter 2015, the company changed its reportable segments, consistent with how it currently manages the business, representing three reporting segments: steel operations, metals recycling operations, and steel fabrication operations. Segment information provided within this Form 10-Q, including that within Note 10: Segment Information, has been adjusted for all prior periods consistent with the current reportable segment presentation.

Steel Segment Operations.  Steel Segment Operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division (acquired September 16, 2014), The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, and now, Iron Dynamics (IDI), a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and eight downstream coating facilities. Steel operations accounted for 69% and 62% of the company’s consolidated external net sales during the three-month periods ended September 30, 2015 and 2014, and 69% and 61% of the company’s consolidated external net sales during the nine-month periods ended September 30, 2015 and 2014, respectively.

Metals Recycling Segment Operations. Metals recycling operations consist solely of OmniSource Corporation (OmniSource), the company’s metals recycling and processing locations, and ferrous scrap procurement operations. Metals recycling operations accounted for 18% and 26% of the company’s consolidated external net sales during the three-month periods ended September 30, 2015, and 2014, and 19% and 27% of the company’s consolidated external net sales during the nine-month periods ended September 30, 2015 and 2014,  respectively.

Steel Fabrication Segment Operations.  Steel fabrication operations include the company’s eight New Millennium Building Systems’ joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for approximately 9% and 8% of the company’s consolidated external net sales during the three-month periods ended September 30, 2015, and 2014, and 8% and 7% of the company’s consolidated external net sales during the nine-month periods ended September 30, 2015 and 2014, respectively.

Other. The “Other” category consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that were indefinitely idled in May 2015, and several smaller joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (Continued)

Goodwill.  The company’s goodwill is allocated to the following reporting units at September 30, 2015, and December 31, 2014, (in thousands):

		September 30,	December 31,
		2015	2014
Metals Recycling Segment:	OmniSource	$451,812	$456,727
	Butler Flat Roll Division, Structural and Rail Division, and Engineered Bar Division	95,000	95,000
Steel Segment:	The Techs	142,783	142,783
	Roanoke Bar Division	29,041	29,041
	Columbus Flat Roll Division	19,682	19,682
Fabrication Segment:	New Millennium Building Systems	1,925	1,925
		$740,243	$745,158

OmniSource goodwill decreased $4.9 million from December 31, 2014 to September 30, 2015, in recognition of the 2015 tax benefit related to the amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Recently Issued Accounting Standards.

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition.  The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Because the guidance in ASC 606 is principles-based, it can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Additionally, ASC 606 requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and potential uncertainty of revenue that is recognized. This guidance is effective for annual and interim periods beginning after December 15, 2017, but can be early adopted for annual and interim periods ending after December 15, 2016. The company is currently evaluating the impact of the provisions of ASC 606, including the timing of adoption.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a deduction from the corresponding debt liability, rather than as a separate asset, which is the current accounting method of the company. This guidance is effective for annual and interim periods beginning after December 15, 2015, but can be early adopted. Upon adoption, the company must apply the new guidance retrospectively to all prior periods presented in the financial statements. The company is currently evaluating when, and the manner in which to adopt the presentation and disclosure requirements of the new guidance, however we do not expect it to have any impact on our overall results of operations, equity or cash flows as previously reported.

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

Note 2.  Acquisitions

Consolidated Systems, Inc.

On September 14, 2015, the company purchased from Consolidated Systems, Inc. (“CSi”) certain of its steel decking facilities (including associated assets) and net working capital of approximately $30 million, for a purchase price of $45 million in cash. Operating results of these facilities have been reflected in the company’s financial statements since the September 14, 2015, purchase date, in the fabrication operations reporting segment. The purchased assets include three decking facilities located in Memphis, Tennessee; Phoenix, Arizona; and Terrell, Texas. Producing both standard and premium specialty deck profiles, the new locations will allow for enhanced geographic reach into the southwestern and western markets, and further diversify New Millennium Building Systems’ product offerings.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Acquisitions (Continued)

Severstal Columbus, LLC.

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

Unaudited Pro forma Information.  Columbus’ operating results have been reflected in the company’s financial statements since the effective date of the acquisition, September 16, 2014, in the steel operations reporting segment. The following unaudited pro forma information is presented below for comparison purposes as if the Columbus acquisition was completed as of January 1, 2013, (in thousands):

Nine Months Ended
September 30, 2014
Net sales	$7,838,681
Net income attributable to Steel Dynamics, Inc.	298,731

The information presented is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at January 1, 2013, nor is it necessarily indicative of future operating results of the combined companies under the ownership and management of the company. The pro forma results reflect the pre-acquisition operations of Columbus for the nine-month period ended September 30, 2014.

Note 3.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units, deferred stock units, and dilutive shares related to the company’s convertible subordinated debt; and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive options at September 30, 2015, and 2014.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,
	2015			2014
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$60,617	242,074	$0.25	$91,173	240,087	$0.38
Dilutive common share equivalents	—	1,748		—	2,157
Diluted earnings per share	$60,617	243,822	$0.25	$91,173	242,244	$0.38

	Nine Months Ended September 30,
	2015			2014
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$122,928	241,836	$0.51	$202,055	229,772	$0.88
Dilutive common share equivalents	—	1,557		—	1,852
5.125% convertible senior notes, net of tax	—	—		4,327	10,271
Diluted earnings per share	$122,928	243,393	$0.51	$206,382	241,895	$0.85

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Inventories

Inventories are stated at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$559,996	$764,883
Supplies	385,347	374,599
Work in progress	114,718	128,882
Finished goods	261,336	350,055
Total inventories	$1,321,397	$1,618,419

During the second quarter 2015, the company recorded an inventory lower-of-cost or market charge of $21.0 million (inclusive of noncontrolling interests of $3.6 million), related to the idling of its Minnesota ironmaking operations. The expense is recorded within cost of goods sold during the nine-months ended September 30, 2015.

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

Note 6.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
	Common	Additional Paid-In	Retained	Treasury	Noncontrolling	Total	Redeemable Noncontrolling
	Stock	Capital	Earnings	Stock	Interests	Equity	Interests
Balances at January 1, 2015	$635	$1,083,435	$2,227,843	$(398,898)	$(117,488)	$2,795,527	$126,340
Exercise of stock options proceeds, including related tax effect	1	7,454	—	—	—	7,455	—
Dividends declared	—	—	(99,802)	—	—	(99,802)	—
Distributions to noncontrolling investors, net	—	—	—	—	(1,181)	(1,181)	—
Equity-based compensation	—	13,943	(68)	2,425	—	16,300	—
Comprehensive and net income (loss)	—	—	122,928	—	(11,782)	111,146	—
Balances at September 30, 2015	$636	$1,104,832	$2,250,901	$(396,473)	$(130,451)	$2,829,445	$126,340

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. The company utilizes derivative instruments to mitigate interest rate risk, foreign currency exchange rate risk, and commodity margin risk. The company routinely enters into forward exchange traded futures and option contracts to manage the price risk associated with nonferrous metals inventory as well as purchases and sales of nonferrous metals (specifically aluminum, copper, and silver).  The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements.

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of September 30, 2015 (MT represents metric tons and Lbs represents pounds):

Commodity Futures	Long/Short	Total
Aluminum	Long	2,350	MT
Aluminum	Short	2,275	MT
Copper	Long	7,602	MT
Copper	Short	13,860	MT
Silver	Short	343	Lbs

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of September 30, 2015, and December 31, 2014, and gains and losses related to derivatives included in the company’s statement of income for the three- and nine-month periods ended September 30, 2015, and 2014 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivative instruments designated as fair value hedges -
Commodity futures	Other current assets	$614	$3,180	$2,410	$913

Derivative instruments not designated as hedges -
Commodity futures	Other current assets	1,635	2,132	1,019	626

Total derivative instruments		$2,249	$5,312	$3,429	$1,539

The fair value of the above derivative instruments, along with required margin deposit amounts with the same counterparty under master netting arrangements, which totaled $1.8 million at September 30, 2015, and $7.6 million at December 31, 2014, are reflected in other current assets in the consolidated balance sheet.

	Location of gain (loss) recognized	Amount of gain (loss) recognized in income on derivatives for the three months ended		Hedged items in	Location of gain (loss) recognized in income on	Amount of gain (loss) recognized in income on related hedged items for the three months ended
	in income on derivatives	September 30, 2015	September 30, 2014	fair value hedge relationships	related hedged items	September 30, 2015	September 30, 2014
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$(2,825)	$4,371	Firm commitments	Costs of goods sold	$662	$784
				Inventory	Costs of goods sold	800	(4,163)
						$1,462	$(3,379)

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$6,707	$2,672

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Derivative Financial Instruments (Continued)

	Location of gain (loss) recognized	Amount of gain (loss) recognized in income on derivatives for the nine months ended		Hedged items in	Location of gain recognized in	Amount of gain recognized in income on related hedged items for the nine months ended
	in income on derivatives	September 30, 2015	September 30, 2014	fair value hedge relationships	income on related hedged items	September 30, 2015	September 30, 2014
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$(4,063)	$3,356	Firm commitments	Costs of goods sold	$1,518	$1,115
				Inventory	Costs of goods sold	1,291	(3,805)
						$2,809	$(2,690)

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$13,377	$8,598

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $191,000 and $229,000 during the three-month periods ended September 30, 2015, and 2014, respectively; and a loss of $64,000 and gain of $227,000 during the nine-month periods ended September 30, 2015 and 2014, respectively. A loss excluded from hedge effectiveness testing of $1.2 million increased costs of goods sold and a gain of $1.2 million reduced cost of goods sold during the three-month periods ended September 30, 2015, and 2014, respectively. A loss excluded from hedge effectiveness testing of $1.2 million increased costs of goods sold and a gain of $439,000 reduced cost of goods sold during the nine-month periods ended September 30, 2015 and 2014, respectively.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2015, and December 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Commodity futures — financial assets	$2,249	$—	$2,249	$—
Commodity futures — financial liabilities	3,429	—	3,429	—

December 31, 2014
Commodity futures — financial assets	$5,312	$—	$5,312	$—
Commodity futures — financial liabilities	1,539	—	1,539	—

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.6 billion and $3.1 billion (with a corresponding carrying amount in the consolidated balance sheets of $2.6 billion and $3.0 billion) at September 30, 2015, and December 31, 2014, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Commitments and Contingencies

The company is involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

The company is involved, along with two other remaining steel manufacturing company defendants, in a class action antitrust complaint filed in federal court in Chicago, Illinois in September 2008, originally against eight companies. The Complaint alleges a conspiracy on the part of the original defendants to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a specified period between 2005 and 2007, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products.  The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  In addition, another similar complaint was filed in December 2010 purporting to be on behalf of indirect purchasers of steel products in Tennessee. All Complaints have been consolidated in the Chicago action and seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.

Following a period of discovery relating to class certification matters, Plaintiffs filed a Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs’ Motion for Class Certification. Following a three-day hearing on the pending motion during March and April of 2014, the Court took the motion under advisement. On September 9, 2015, the Court certified the class, limited, however, to the issue of the alleged conspiracy, and denied class certification on the issue of antitrust impact. There will be additional merits discovery, but the extent thereof is currently being discussed. In the meantime, the defendants have appealed the court’s class certification ruling on the conspiracy issue, and Plaintiff has cross-appealed on the impact issue. Steel Dynamics has also filed a motion for summary judgment, as has co-defendant SSAB.  Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation. However, we have determined, based on the information available at this time, that there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on the Company’s financial condition, results of operations, or liquidity

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information

The company’s operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment sales and any related profits are eliminated in consolidation. Effective the third quarter 2015, the company changed its reportable segments, consistent with how it currently manages the business, in three reporting segments: steel operations (includes Columbus since its September 16, 2014 acquisition), metals recycling operations, and steel fabrication operations. The segment operations are described in Note 1 to the financial statements. Amounts included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments.  In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

The company’s segment results for the three- and nine-month periods ended September 30, 2015, and 2014, each adjusted consistent with our current reportable segments presentation, are as follows (in thousands):

For the three months ended September 30, 2015	Steel Operations	Metals Recycling Operations	Steel Fabrication Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,285,459	$294,357	$173,047	$78,802		$—		$1,831,665
External Non-U.S.	65,928	51,215	1,907	208		—		119,258
Other segments	56,146	270,888	2	4,209		(331,245)		—
	1,407,533	616,460	174,956	83,219		(331,245)		1,950,923
Operating income (loss)	124,712	(3,555)	36,733	(28,401	)(1)	1,540	(2)	131,029
Income (loss) before income taxes	102,566	(6,967)	35,108	(38,541)		1,540		93,706
Depreciation and amortization	52,404	15,913	2,300	3,645		(51)		74,211
Capital expenditures	21,975	6,286	935	1,090		—		30,286

As of September 30, 2015
Assets	4,096,188	1,588,821	372,673	898,772	(3)	(113,913	)(4)	6,842,541
Liabilities	676,097	309,191	84,379	2,923,253	(5)	(106,164	)(6)	3,886,756

Footnotes related to the three months ended September 30, 2015 segment results (in millions):

(1) Corporate SG&A	$(9.5)
Company-wide equity-based compensation	(5.3)
Profit sharing	(7.5)
Minnesota operations	(4.1)
Other, net	(2.0)
$(28.4)

(2) Gross profit increase from intra-company sales	$1.5

(3) Cash and equivalents	$415.7
Accounts receivable	30.0
Inventories	36.8
Deferred income taxes	28.8
Property, plant and equipment, net	309.6
Debt issuance costs	34.4
Intra-company debt	6.5
Other	37.0
$898.8

(4) Elimination of intra-company receivables	$(100.8)
Elimination of intra-company debt	(6.5)
Other	(6.6)
$(113.9)

(5) Accounts payable	$109.8
Income taxes payable	14.7
Accrued interest	47.8
Accrued profit sharing	14.5
Debt	2,641.3
Deferred income taxes	68.0
Other	27.2
$2,923.3

(6) Elimination of intra-company payables	$(100.0)
Elimination of intra-company debt	(6.5)
Other	0.3
$(106.2)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

For the three months ended September 30, 2014	Steel Operations	Metals Recycling	Steel Fabrication Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,400,370	$534,348	$189,993	$99,834		$—		$2,224,545
External Non-U.S.	50,841	63,300	—	330		—		114,471
Other segments	75,321	355,835	43	36,544		(467,743)		—
	1,526,532	953,483	190,036	136,708		(467,743)		2,339,016
Operating income (loss)	202,600	8,489	19,474	(42,960	)(1)	1,040	(2)	188,643
Income (loss) before income taxes	187,072	3,863	17,877	(75,185	)(7)	1,040		134,667
Depreciation and amortization	35,265	18,769	2,974	9,000		(51)		65,957
Capital expenditures	12,506	7,769	477	3,779		—		24,531

As of September 30, 2014
Assets	4,663,142	1,842,485	315,381	929,041	(3)	(171,766	)(4)	7,578,283
Liabilities	830,172	401,111	34,386	3,436,135	(5)	(161,510	)(6)	4,540,294

Footnotes related to the three months ended September 30, 2014 segment results (in millions):

(1) Corporate SG&A	$(12.4)
Company-wide equity-based compensation	(5.1)
Profit sharing	(11.6)
Minnesota operations	(10.7)
Other, net	(3.2)
$(43.0)

(2) Gross profit increase from intra-company sales	$1.0

(3) Cash and equivalents	$82.9
Accounts receivable	51.3
Inventories	114.6
Deferred income taxes	18.3
Property, plant and equipment, net	572.9
Debt issuance costs	39.9
Intra-company debt	7.4
Other	41.7
$929.0

(4) Elimination of intra-company receivables	$(155.6)
Elimination of intra-company debt	(7.4)
Other	(8.8)
$(171.8)

(5) Accounts payable	$165.0
Income taxes payable	26.9
Accrued interest	21.1
Accrued profit sharing	25.2
Debt	3,054.9
Deferred income taxes	100.6
Other	42.4
$3,436.1

(6) Elimination of intra-company payables	$(155.6)
Elimination of intra-company debt	(7.4)
Other	1.5
$(161.5)

(7) Includes $25.0 million of acquisition and bridge financing costs associated with the acquisition of Columbus.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

For the nine months ended		Metals Recycling	Steel Fabrication
September 30, 2015	Steel Operations	Operations	Operations	Other		Eliminations	Consolidated

Net Sales
External	$3,902,162	$1,014,753	$488,584	$237,501		$—	$5,643,000
External Non-U.S.	210,320	147,626	1,907	512		—	360,365
Other segments	158,609	751,542	18	29,114		(939,283)	—
	4,271,091	1,913,921	490,509	267,127		(939,283)	6,003,365
Operating income (loss)	338,690	229	85,754	(117,273	)(1)	959 (2)	308,359
Income (loss) before income taxes	269,187	(12,780)	80,581	(162,141)		959	175,806
Depreciation and amortization	154,616	50,207	6,688	9,948		(153)	221,306
Capital expenditures	52,324	17,332	2,506	14,296		—	86,458

Footnotes related to the nine months ended September 30, 2015 segment results (in millions):

(1) Corporate SG&A	$(27.1)
Company-wide equity-based compensation	(17.5)
Profit sharing	(14.4)
Minnesota operations	(50.3)
Other, net	(8.0)
Total	$(117.3)

(2) Gross profit increase from intra-company sales	$1.0

For the nine months ended			Steel Fabrication
September 30, 2014	Steel Operations	Metals Recycling	Operations	Other		Eliminations	Consolidated

Net Sales
External	$3,675,696	$1,522,334	$440,706	$261,992		$—	$5,900,728
External Non-U.S.	158,218	178,947	—	966		—	338,131
Other segments	188,854	1,024,447	43	70,798		(1,284,142)	—
	4,022,768	2,725,728	440,749	333,756		(1,284,142)	6,238,859
Operating income (loss)	469,204	27,362	30,190	(129,260	)(1)	3,984 (2)	401,480
Income (loss) before income taxes	426,676	12,394	25,628	(179,412	)(3)	3,984	289,270
Depreciation and amortization	96,010	56,898	7,597	21,615		(154)	181,966
Capital expenditures	48,209	16,242	1,324	17,131		—	82,906

Footnotes related to the nine months ended September 30, 2014 segment results (in millions):

(1) Corporate SG&A	$(31.7)
Company-wide equity-based compensation	(14.4)
Profit sharing	(25.2)
Minnesota operations	(49.8)
Other, net	(8.2)
Total	$(129.3)

(2) Gross profit increase from intra-company sales	$4.0

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

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of September 30, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$410,170	$52,752	$10,868	$—	$473,790
Accounts receivable, net	235,529	1,199,733	40,496	(676,733)	799,025
Inventories	613,697	673,646	36,150	(2,096)	1,321,397
Other current assets	61,961	11,830	1,150	(17,358)	57,583
Total current assets	1,321,357	1,937,961	88,664	(696,187)	2,651,795
Property, plant and equipment, net	966,388	1,754,945	294,388	(2,062)	3,013,659
Intangible assets, net	—	353,561	—	—	353,561
Goodwill	—	740,243	—	—	740,243
Other assets, including investments in subs	3,570,277	22,075	6,454	(3,515,523)	83,283
Total assets	$5,858,022	$4,808,785	$389,506	$(4,213,772)	$6,842,541

Accounts payable	$122,112	$273,957	$79,370	$(89,069)	$386,370
Accrued expenses	156,735	186,923	5,681	(89,435)	259,904
Current maturities of long-term debt	13,109	700	57,253	(39,478)	31,584
Total current liabilities	291,956	461,580	142,304	(217,982)	677,858
Long-term debt	2,582,524	347	163,728	(130,780)	2,615,819
Other liabilities	23,645	1,505,018	34,545	(970,129)	593,079

Redeemable noncontrolling interests	—	—	126,340	—	126,340

Common stock	636	1,727,859	18,121	(1,745,980)	636
Treasury stock	(396,473)	—	—	—	(396,473)
Additional paid-in-capital	1,104,833	117,737	650,858	(768,596)	1,104,832
Retained earnings (deficit)	2,250,901	996,244	(615,939)	(380,305)	2,250,901
Total Steel Dynamics, Inc. equity	2,959,897	2,841,840	53,040	(2,894,881)	2,959,896
Noncontrolling interests	—	—	(130,451)	—	(130,451)
Total equity	2,959,897	2,841,840	(77,411)	(2,894,881)	2,829,445
Total liabilities and equity	$5,858,022	$4,808,785	$389,506	$(4,213,772)	$6,842,541

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$265,313	$81,690	$14,360	$—	$361,363
Accounts receivable, net	321,493	1,176,849	44,696	(640,213)	902,825
Inventories	662,970	862,796	94,916	(2,263)	1,618,419
Other current assets	94,634	8,416	6,577	(18,469)	91,158
Total current assets	1,344,410	2,129,751	160,549	(660,945)	2,973,765
Property, plant and equipment, net	1,002,407	1,826,208	297,505	(2,214)	3,123,906
Intangible assets, net	—	370,669	—	—	370,669
Goodwill	—	745,158	—	—	745,158
Other assets, including investments in subs	3,900,691	24,810	6,635	(3,834,607)	97,529
Total assets	$6,247,508	$5,096,596	$464,689	$(4,497,766)	$7,311,027

Accounts payable	$151,517	$371,037	$98,886	$(110,384)	$511,056
Accrued expenses	191,433	166,101	11,695	(76,163)	293,066
Current maturities of long-term debt	13,073	777	73,767	(41,157)	46,460
Total current liabilities	356,023	537,915	184,348	(227,704)	850,582
Long-term debt	2,942,360	624	158,665	(123,943)	2,977,706
Other liabilities	36,110	1,807,989	28,719	(1,311,946)	560,872

Redeemable noncontrolling interests	—	—	126,340	—	126,340

Common stock	635	1,727,859	18,121	(1,745,980)	635
Treasury stock	(398,898)	—	—	—	(398,898)
Additional paid-in-capital	1,083,435	117,737	635,156	(752,893)	1,083,435
Retained earnings (deficit)	2,227,843	904,472	(569,172)	(335,300)	2,227,843
Total Steel Dynamics, Inc. equity	2,913,015	2,750,068	84,105	(2,834,173)	2,913,015
Noncontrolling interests	—	—	(117,488)	—	(117,488)
Total equity	2,913,015	2,750,068	(33,383)	(2,834,173)	2,795,527
Total liabilities and equity	$6,247,508	$5,096,596	$464,689	$(4,497,766)	$7,311,027

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
September 30, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$735,250	$2,103,824	$96,204	$(984,355)	$1,950,923
Costs of goods sold	619,833	1,965,364	99,864	(962,864)	1,722,197
Gross profit (loss)	115,417	138,460	(3,660)	(21,491)	228,726
Selling, general and administrative	35,235	64,259	2,845	(4,642)	97,697
Operating income (loss)	80,182	74,201	(6,505)	(16,849)	131,029
Interest expense, net of capitalized interest	18,312	18,138	1,692	(1,058)	37,084
Other (income) expense, net	252	(631)	(440)	1,058	239
Income (loss) before income taxes and equity in net loss of subsidiaries	61,618	56,694	(7,757)	(16,849)	93,706
Income taxes (benefit)	20,169	21,697	(421)	(6,606)	34,839
	41,449	34,997	(7,336)	(10,243)	58,867
Equity in net loss of subsidiaries	19,168	—	—	(19,168)	—
Net loss attributable to noncontrolling interests	—	—	1,750	—	1,750
Net income (loss) attributable to Steel Dynamics, Inc.	$60,617	$34,997	$(5,586)	$(29,411)	$60,617

For the three months ended,			Combined	Consolidating	Total
September 30, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,044,207	$2,609,731	$150,551	$(1,465,473)	$2,339,016
Costs of goods sold	856,372	2,469,396	162,094	(1,437,358)	2,050,504
Gross profit (loss)	187,835	140,335	(11,543)	(28,115)	288,512
Selling, general and administrative	40,932	59,878	3,601	(4,542)	99,869
Operating income (loss)	146,903	80,457	(15,144)	(23,573)	188,643
Interest expense, net of capitalized interest	18,965	12,238	1,958	(1,257)	31,904
Other (income) expense, net	22,548	(202)	(1,530)	1,256	22,072
Income (loss) before income taxes and equity in net income of subsidiaries	105,390	68,421	(15,572)	(23,572)	134,667
Income taxes (benefit)	30,605	24,754	(561)	(7,788)	47,010
	74,785	43,667	(15,011)	(15,784)	87,657
Equity in net loss of subsidiaries	16,388	—	—	(16,388)	—
Net loss attributable to noncontrolling interests	—	—	3,516	—	3,516
Net income (loss) attributable to Steel Dynamics, Inc.	$91,173	$43,667	$(11,495)	$(32,172)	$91,173

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,300,024	$6,447,974	$302,657	$(3,047,290)	$6,003,365
Costs of goods sold	1,982,667	6,056,514	352,980	(2,976,307)	5,415,854
Gross profit (loss)	317,357	391,460	(50,323)	(70,983)	587,511
Selling, general and administrative	95,883	188,028	8,878	(13,637)	279,152
Operating income (loss)	221,474	203,432	(59,201)	(57,346)	308,359
Interest expense, net of capitalized interest	57,015	58,354	5,084	(3,119)	117,334
Other (income) expense, net	15,131	(597)	(2,434)	3,119	15,219
Income (loss) before income taxes and equity in net loss of subsidiaries	149,328	145,675	(61,851)	(57,346)	175,806
Income taxes (benefit)	35,207	53,903	(4,047)	(20,403)	64,660
	114,121	91,772	(57,804)	(36,943)	111,146
Equity in net loss of subsidiaries	8,807	—	—	(8,807)	—
Net loss attributable to noncontrolling interests	—	—	11,782	—	11,782
Net income (loss) attributable to Steel Dynamics, Inc.	$122,928	$91,772	$(46,022)	$(45,750)	$122,928

For the nine months ended,			Combined	Consolidating	Total
September 30, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,915,339	$7,035,579	$377,639	$(4,089,698)	$6,238,859
Costs of goods sold	2,477,791	6,668,153	427,029	(4,008,701)	5,564,272
Gross profit (loss)	437,548	367,426	(49,390)	(80,997)	674,587
Selling, general and administrative	105,185	170,578	10,415	(13,071)	273,107
Operating income (loss)	332,363	196,848	(59,805)	(67,926)	401,480
Interest expense, net of capitalized interest	57,357	33,093	5,824	(3,751)	92,523
Other (income) expense, net	20,016	147	(4,226)	3,750	19,687
Income (loss) before income taxes and equity in net loss of subsidiaries	254,990	163,608	(61,403)	(67,925)	289,270
Income taxes (benefit)	64,480	58,772	949	(22,627)	101,574
	190,510	104,836	(62,352)	(45,298)	187,696
Equity in net loss of subsidiaries	11,545	—	—	(11,545)	—
Net loss attributable to noncontrolling interests	—	—	14,359	—	14,359
Net income (loss) attributable to Steel Dynamics, Inc.	$202,055	$104,836	$(47,993)	$(56,843)	$202,055

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$306,941	$400,910	$(4,302)	$4,748	$708,297
Net cash used in investing activities	(35,100)	(82,737)	(12,796)	5,359	(125,274)
Net cash provided by (used in) financing activities	(126,984)	(347,111)	13,606	(10,107)	(470,596)
Increase (decrease) in cash and equivalents	144,857	(28,938)	(3,492)	—	112,427
Cash and equivalents at beginning of period	265,313	81,690	14,360	—	361,363
Cash and equivalents at end of period	$410,170	$52,752	$10,868	$—	$473,790

For the nine months ended,			Combined	Consolidating	Total
September 30, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$258,952	$80,298	$(41,245)	$(14)	$297,991
Net cash provided by (used in) investing activities	(1,692,967)	15,023	(16,740)	(1,528)	(1,696,212)
Net cash provided by (used in) financing activities	1,188,074	(85,774)	58,814	1,542	1,162,656
Increase (decrease) in cash and equivalents	(245,941)	9,547	829	—	(235,565)
Cash and equivalents at beginning of period	320,866	61,148	13,142	—	395,156
Cash and equivalents at end of period	$74,925	$70,695	$13,971	$—	$159,591

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

Segment Operations.  Effective the third quarter 2015, the company changed its reportable segments, consistent with how we currently manage our business, representing three reporting segments: steel operations, metals recycling operations, and steel fabrication operations. Segment information provided within this Form 10-Q has been adjusted for all prior periods consistent with the current reportable segment presentation.

Steel Segment Operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division (acquired September 16, 2014), The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, and now, Iron Dynamics (IDI), a liquid pig iron production (scrap substitute) facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and eight downstream coating facilities. Metals Recycling Segment Operations consist solely of OmniSource Corporation (OmniSource), the company’s metals recycling and processing locations, and ferrous scrap procurement operations. Steel Fabrication Segment Operations include the company’s eight New Millennium Building Systems’ joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. The “Other” category consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that were indefinitely idled in May 2015, and several joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

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

Results Overview

Consolidated operating income decreased $57.6 million, or 31%, to $131.0 million for the third quarter of 2015, compared to $188.6 million for the third quarter of 2014. Third quarter of 2015 net income decreased $30.6 million, or 34%, to $60.6 million, from $91.2 million for the third quarter of 2014.

For the first nine months of 2015, operating income decreased $93.1 million, or 23%, to $308.4 million compared to the same period of 2014, while net income decreased $79.1 million, or 39%, to $122.9 million.

Our third quarter 2015 and first nine months 2015 operational and financial performance was negatively impacted by decreased steel shipments (excluding the impact of Columbus for the 2015 periods) and average realized steel product pricing, driven primarily by continuing excessive and historically high levels of steel imports.  While scrap costs also decreased significantly in the first quarter of 2015 and remained at lower levels during the second and third quarters of 2015, steel metal margins contracted as the drop in steel selling prices was more severe than the decline of scrap costs. Underlying domestic steel consumption remains steady, as we continue to see improvements in non-residential construction, as well as, steady consumption in automotive and other manufacturing segments. However, a larger portion of the domestic steel demand is being served by imports in 2015 than in 2014. As a result, domestic steel mill utilization rates have decreased throughout 2015, as compared to 2014, resulting in decreased ferrous scrap shipments in our metals recycling operations. These decreased ferrous, as well as nonferrous shipments, along with compressed metal margins due to price volatility, resulted in significantly reduced profitability in our metals recycling operations in 2015, as compared to 2014. During 2015, our steel fabrication operations continue to benefit from the improving non-residential construction market, our market share and expanding geographic footprint, and lower steel raw material costs, resulting in significant increases in both sales and operating income, compared to the same periods in 2014.

Segment Operating Results 2015 vs. 2014 (dollars in thousands)

	Three Months Ended			Second		Nine Months Ended
	September 30,			Quarter	Sequential	September 30,
	2015	% Change	2014	2015	Quarter % Change	2015	% Change	2014
Net sales:
Steel Segment	$1,407,533	(8)%	$1,526,532	$1,429,237	(2)%	$4,271,091	6%	$4,022,768
Metals Recycling Segment	616,460	(35)%	953,483	645,449	(4)%	1,913,921	(30)%	2,725,728
Steel Fabrication Segment	174,956	(8)%	190,036	154,525	13%	490,509	11%	440,749
Other	83,219	(39)%	136,708	90,308	(8)%	267,127	(20)%	333,756
	2,282,168		2,806,759	2,319,519		6,942,648		7,523,001
Intra-company	(331,245)		(467,743)	(314,512)		(939,283)		(1,284,142)
Consolidated	$1,950,923	(17)%	$2,339,016	$2,005,007	(3)%	$6,003,365	(4)%	$6,238,859

Operating income (loss):
Steel Segment	$124,712	(38)%	$202,600	$99,012	26%	$338,690	(28)%	$469,204
Metals Recycling Segment	(3,555)	(142)%	8,489	8,282	(143)%	229	(99)%	27,362
Steel Fabrication Segment	36,733	89%	19,474	27,660	33%	85,754	184%	30,190
Other	(28,401)	34%	(42,960)	(52,969)	46%	(117,273)	9%	(129,260)
	129,489		187,603	81,985		307,400		397,496
Intra-company	1,540		1,040	(4,426)		959		3,984
Consolidated	$131,029	(31)%	$188,643	$77,559	69%	$308,359	(23)%	$401,480

Steel Segment Operations

Steel Segment Operations. Steel Operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and eight downstream coating facilities, and IDI, our liquid pig production facility that supplies solely our Butler Flat Roll Division. Collectively, our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, commercial, transportation, agriculture, industrial machinery, pipe and tube and energy markets. Steel operations accounted for 69% and 62% of our consolidated external net sales during the third quarter of 2015 and 2014, and 69% and 61% of our consolidated external net sales during the first nine months of 2015 and 2014, respectively.

Sheet Products.  Our sheet operations consist of our Butler Flat Roll Division (Butler), Columbus Flat Roll Division — acquired September 16, 2014 (Columbus), and our downstream coating facilities, including The Techs. These operations sell a broad range of sheet steel products, such as hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll and galvanized. Butler sells other products such as Galvalume® and painted products, while Columbus sells other products used to produce high strength OCTG and non-energy line pipe. The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in non-automotive applications.

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

Steel Operations Shipments (tons):

	Three Months Ended			Second		Nine Months Ended
	September 30,			Quarter	Sequential	September 30,
	2015	% Change	2014	2015	Quarter % Change	2015	% Change	2014
Shipments:
Butler Flat Roll Division	637,289	(14)%	738,460	721,115	(12)%	1,937,897	(10)%	2,158,200
Columbus Flat Roll Division	712,992	308%	174,754	693,772	3%	1,971,005	1,028%	174,754
The Techs	190,130	(7)%	205,417	182,239	4%	518,303	(6)%	550,588
Sheet products	1,540,411	38%	1,118,631	1,597,126	(4)%	4,427,205	54%	2,883,542

Structural and Rail Division	306,073	(16)%	365,900	302,250	1%	912,675	(8)%	994,596
Engineered Bar Products Division	132,901	(25)%	176,891	120,559	10%	409,826	(14)%	473,962
Roanoke Bar Division	130,314	(15)%	153,395	140,795	(7)%	396,232	(10)%	440,760
Steel of West Virginia	81,505	(4)%	85,226	81,678	—%	236,694	—%	235,681
Long products	650,793	(17)%	781,412	645,282	1%	1,955,427	(9)%	2,144,999

Total shipments	2,191,204	15%	1,900,043	2,242,408	(2)%	6,382,632	27%	5,028,541
Intra-segment shipments	(56,836)		(62,201)	(62,417)		(175,347)		(165,639)
Segment shipments	2,134,368	16%	1,837,842	2,179,991	(2)%	6,207,285	28%	4,862,902

External shipments	2,031,096	18%	1,728,023	2,078,685	(2)%	5,926,152	29%	4,585,478

Steel Operations

Shipments and Average Selling Price

The 16%  increase in steel segment shipments in the third quarter 2015 over those in the same 2014 period was due to Columbus having a full quarter of sales in the third quarter of 2015 versus only a half month in the third quarter of 2014 from the acquisition date of September 14, 2014.  Though overall domestic steel demand remains solid, the continued elevated level of steel imports has been a significant negative impact to our sales volumes, product pricing, and steel mill utilization rates. Our average steel mill utilization rate was 82% for the third quarter of 2015, as compared to 90% in the third quarter of 2014. Steel shipments, excluding Columbus, decreased 14% in the third quarter 2015 compared to the third quarter 2014, due primarily to the continued historically high levels of steel being imported into the United States, with commodity-grade hot roll steel products being the most severely impacted. The elevated level of steel imports has continued to also compress steel selling prices. This along with significant reductions in the cost of scrap resulted in our third quarter 2015 average steel product selling prices decreasing $172 per ton, or 21%, compared to the same quarter in 2014. Despite the overall increase in steel segment shipments with Columbus, net sales decreased 8% in the third quarter of 2015, when compared to the third quarter of 2014 due to the significant drop in selling prices.

Net sales for the steel segment increased 6% in the first nine months of 2015, when compared to the first nine months of 2014, as a 28% increase in segment shipments more than offset a decrease of $139 per ton, or16%, in average selling prices. The decrease in average selling prices is due to the elevated level of imported steel into the United States and the significant reductions in the cost of scrap, which has also caused uncertainty for steel consumers. The increase in steel segment shipments is due to the inclusion of Columbus in the first nine months of 2015 results, as sales volumes in 2015, excluding Columbus, are down 9% compared to the first nine months of 2014, due primarily to elevated steel imports to date during 2015.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost. During the third quarter 2015 and 2014, our metallic raw material costs represented 55% and 65%, respectively, of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations decreased $104, or 29%, in the third quarter of 2015, compared with the third quarter of 2014, consistent with overall declines in scrap market pricing. In the first nine months of 2015, our metallic raw material cost per net ton consumed decreased $95, or 26%, compared to the same period in 2014.

In spite of decreased raw material cost per ton, third quarter 2015 metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed) contracted significantly compared to the third quarter of 2014, as decreases in product selling prices outpaced decreased raw material costs. Thus, despite increases in shipments from the inclusion of Columbus for the full third quarter 2015 versus only a half month in the third quarter 2014, operating income for the steel segment decreased 38%, to $124.7 million, compared to the same period of 2014. Likewise, first nine months 2015 operating income decreased 28%, to $338.7 million, compared to the first nine months of 2014.

Metals Recycling Segment Operations

Metals Recycling Segment Operations.  The Metals Recycling segment consists solely of OmniSource, our metals recycling, processing, and ferrous scrap procurement operations. OmniSource sells ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling segment operations accounted for 18% and 26% of our consolidated net sales in the third quarter of 2015 and 2014, respectively, and 19% and 27% of our net sales in the first nine months of 2015 and 2014, respectively.

Metals Recycling Operations Shipments:

	Three Months Ended			Second	Sequential	Nine Months Ended
	September 30,			Quarter	Quarter	September 30,
	2015	% Change	2014	2015	% Change	2015	% Change	2014
Ferrous metal (gross tons)
Total	1,354,339	(7)%	1,453,671	1,357,755	—%	3,945,095	(7)%	4,240,901
Inter-company	(803,263)		(673,640)	(731,491)		(2,125,675)		(2,042,272)
External shipments	551,076	(29)%	780,031	626,264	(12)%	1,819,420	(17)%	2,198,629

Nonferrous metals (thousands of pounds)
Total	287,898	(12)%	325,436	275,439	5%	823,240	(7)%	884,647
Inter-company	(26,826)		(31,478)	(22,166)		(67,315)		(68,830)
External shipments	261,072	(11)%	293,958	253,273	3%	755,925	(7)%	815,817

Metals recycling operations net sales decreased 35% in the third quarter of 2015 as compared to the third quarter of 2014. Ferrous shipments decreased 7% in the third quarter of 2015, due primarily to reduced domestic steel mill utilization, caused by elevated steel imports in 2015. Nonferrous shipments also decreased 12%. Both ferrous and nonferrous selling prices decreased significantly during the third quarter of 2015, as compared to the same period in 2014, consistent with the overall decline in scrap commodity market and index prices. Ferrous selling prices declined 35%, while nonferrous declined 24% overall. As a result of these decreased selling prices which outpaced decreases in procurement costs, ferrous metal spreads in the third quarter 2015 decreased 14% compared to third quarter 2014, while nonferrous metal spreads decreased 23%. The declines in shipments and metal spreads resulted in  third quarter 2015 operating loss of $3.6 million, as compared to operating income of $8.5 million for the same period in 2014.

Metals recycling operations net sales decreased 30% in the first nine months of 2015 as compared to the first nine months of 2014. Ferrous shipments decreased 7% in the first nine months of 2015, compared to the same period in 2014, due to reduced domestic steel mill utilization, caused by elevated steel imports in 2015. Nonferrous shipments decreased 7%. Similarly, both ferrous and nonferrous selling prices decreased significantly during the first nine months of 2015, as compared to the same 2014 period, consistent with overall decline in market selling prices. Ferrous selling prices declined by 32% while nonferrous declined 14% overall. As a result of reduced selling prices, metal spreads for ferrous and nonferrous materials contracted 9% and 20%, respectively, during the first nine months of 2015, when compared to the same period in 2014. These declines in shipments and metal spreads resulted in operating income in the first nine months of 2015 decreasing $27.1 million, or 99%, to $229,000, compared to the first nine months of 2014.

Steel Fabrication Segment Operations

Steel Fabrication Segment Operations consist of our eight New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel decking used within the non-residential construction industry. Steel fabrication operations accounted for 9% and 8% of our consolidated net sales during the third quarter of 2015 and 2014, and 8% and 7% of the company’s consolidated net sales during the first nine months of 2015 and 2014, respectively.

On September 14, 2015, the company purchased from Consolidated Systems, Inc. (“CSi”) certain of its steel decking facilities (including associated assets) and net working capital of approximately $30 million, for a purchase price of $45 million in cash. Operating results of these facilities have been reflected in the Steel Fabrication Operations financial statements since the September 14, 2015, purchase date. The purchased assets include three decking facilities located in Memphis, Tennessee; Phoenix, Arizona; and Terrell, Texas. Producing both standard and premium specialty deck profiles, the new locations will allow for enhanced geographic reach into the southwestern and western markets, and further diversify Steel Fabrication Operation’s product offerings.

Steel Fabrication Operations

Sales Volumes and Average Selling Price

Net sales for the steel fabrication segment operations decreased $15.1 million, or 8%, in the third quarter of 2015, compared to the third quarter of 2014. Shipments decreased 10% while average selling prices increased 3% in the third quarter of 2015, as compared to the same period in 2014. While there continues to be a positive trend in the non-residential construction market, and order entry remains strong, our sales volumes in the third quarter 2015 were below those of the same 2014 period as we were able to maintain relatively stable selling prices. Net sales for the segment increased $49.8 million, or 11%, in the first nine months of 2015, compared to the first nine months of 2014, as volumes increased 2% and selling prices increased 9%. Our steel fabrication operations continue to realize strength in order activity and resulting shipments and selling prices, as we leverage our national operating footprint and market demand continues to improve.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations generally representing more than two-thirds of the total cost of manufacturing for our steel fabrication operations. The average cost of steel consumed decreased by 20% in the third quarter of 2015, as compared to the same period in 2014, and coupled with 3% higher selling prices resulted in significantly expanded metal spreads. Likewise, during the first nine months of 2015 the average cost of steel consumed decreased by 11%, as compared to the same period in 2014, coupled with a 9% increase in average selling prices.

As a result of the increased selling prices and metal spread expansion, operating income of $36.7 million in the third quarter 2015 was 89% higher than the same period in 2014 of $19.5 million. Similarly, segment operating income of $85.8 million in the first nine months of 2015 increased 184%, from $30.2 million in the first nine months of 2014.

Other Operations

Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations, which were indefinitely idled in May 2015, and several joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses. Prior to being indefinitely idled, our Minnesota ironmaking operations experienced operating losses. In addition, upon deciding to idle the Minnesota ironmaking operations and to monetize existing raw material inventory, we recorded an inventory lower-of-cost or market charge of $21.0 million (inclusive of noncontrolling interests of $3.6 million), in cost of goods sold in the second quarter 2015.  Operating losses associated with our Minnesota ironmaking operations have been significantly curtailed post-idling.

Third Quarter Consolidated Results 2015 vs. 2014

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $97.7 million during the third quarter of 2015, are comparable to $99.9 million during the third quarter of 2014, representing approximately 5.0% and 4.3% of net sales, respectively.

Interest Expense, net of Capitalized Interest.  During the third quarter of 2015, interest expense increased $5.2 million to $37.1 million, when compared to the same period in 2014. The increase in interest expense is due primarily to the addition of the $1.2 billion senior notes in September 2014, in conjunction with our acquisition of Columbus, partially offset by the call of our $350.0 million 7 5/8% Senior Notes due 2020 in March 2015.

Other Expense, net.  During the third quarter of 2015, net other expense of $239,000 was $21.8 million less than net other expense of $22.1 million in the same period in 2014, which included $25.0 million of acquisition and financing costs associated with the September 2014, acquisition of Columbus.

Income Taxes.  During the third quarter of 2015, our income tax expense was $34.8 million at an effective income tax rate of 37.2%, as compared to $47.0 million resulting in an effective income tax rate of 34.9% during the third quarter of 2014. The effective tax rate in the third quarter of 2014 is lower due primarily to certain favorable discrete tax adjustments recorded during the quarter.

First Nine Months Consolidated Results 2015 vs. 2014

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $279.2 million during the first nine months of 2015, are comparable to $273.1 million during the first nine months of 2014, representing approximately 4.6% and 4.4% of net sales, respectively.

Interest Expense, net of Capitalized Interest.  During the first nine months of 2015, interest expense increased $24.8 million to $117.3 million, when compared to the same period in 2014. The increase in interest expense is due primarily to the addition of the $1.2 billion senior notes in September 2014, in conjunction with our acquisition of Columbus, partially offset by the conversion or payoff at maturity of $287.5 million of 5.125% convertible notes in June 2014, and the call of our $350.0 million 7 5/8% Senior Notes due 2020 in March 2015.

Other Expense, net.  During the first nine months of 2015, net other expense of $15.2 million included $16.7 million of call premium and other financing costs associated with the March 2015 senior notes call and prepayment. Net other expense of $19.7 million in the first nine months of  2014 included $25.0 million of acquisition and financing costs associated with our September 2014 Columbus acquisition.

Income Taxes.  During the first nine months of 2015, our income tax expense was $64.7 million at an effective income tax rate of 36.8%, as compared to $101.6 million resulting in an effective income tax rate of 35.1% during the first nine months of 2014. The higher effective tax rate in the first nine months of 2015 is due primarily to the impact on the effective tax rate of higher proportional (to pretax income) noncontrolling interest losses in the first nine months of 2015 as compared to the same period in 2014, as well as certain more significant favorable discrete tax adjustments in the first nine months of 2014.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations, long-term borrowings and availability under our Revolver. Our liquidity at September 30, 2015 is as follows (in thousands):

Cash and equivalents	$473,790
Revolver availability	1,187,165
Total liquidity	$1,660,955

Our total outstanding debt decreased $376.8 million during the first nine months of 2015, to $2.6 billion, due primarily to our March 2015 call and prepayment of $350.0 million in 7 5/8 % senior notes due 2020. As a result, our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) decreased to 47.2% at September 30, 2015, from 50.9% at December 31, 2014.

We have a senior secured credit facility (Facility) that matures in November 2019 which provides for a $1.2 billion Revolver along with a term loan facility. Subject to certain conditions, we also have the ability to increase the combined facility size by a minimum of $750 million. The Facility contains financial and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At September 30, 2015, we had $1.2 billion of availability on the Revolver, $12.8 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At September 30, 2015, our interest coverage ratio and net debt leverage ratio were 5.45:1.00 and 2.58:1.00, respectively. We, were therefore, in compliance with these covenants at September 30, 2015, and we anticipate we will continue to be in compliance during 2015.

Working Capital. We generated cash flow from operations of $708.3 million in the first nine months of 2015. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) decreased $234.8 million, after considering the September 2015 decking asset acquisition which included $30.0 million of working capital, during the first nine months of 2015, to $1.5 billion. Amounts invested in accounts receivable and inventories, net of accounts payable, decreased $276.1 million in conjunction with a decrease in sales and production volume and a significant decrease in the cost of scrap and steel when compared to the fourth quarter of 2014.

Capital Investments.  During the first nine months of 2015, we invested $86.5 million in property, plant and equipment, as compared to $82.9 million during the same period in 2014. Our current estimated 2015 annual cash allocation plan includes the investment of approximately $120 million in capital expenditures in our existing and announced operations.

Cash Dividends.  As a reflection of confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 20% to $0.1375 per share in the first quarter 2015 (from $0.115 per share previously), resulting in declared cash dividends of $99.8 million during the first nine months of 2015, compared to $80.9 million during the first nine months of 2014. We paid cash dividends of $94.3 million and $77.7 million during the first nine months of 2015 and 2014, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured credit facility and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we occasionally use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the periods ended September 30, 2015 or 2014.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, natural gas and its transportation services, fuel, air products, and zinc. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 25 months for physical commodity requirements, for up to 5 years for commodity transportation requirements, and for up to 13 years for air products. We utilized such “take or pay” requirements during the past three years under these contracts. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process. We also purchase electricity consumed at our Butler Flat Roll Division pursuant to a contract which extends through December 2015. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At September 30, 2015, we had a cumulative unrealized loss associated with these financial contracts of $1.2 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.                   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved, along with two other remaining steel manufacturing company defendants, in a class action antitrust complaint filed in federal court in Chicago, Illinois in September 2008, originally against eight companies. The Complaint alleges a conspiracy on the part of the original defendants to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a specified period between 2005 and 2007, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products.  The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  In addition, another similar complaint was filed in December 2010 purporting to be on behalf of indirect purchasers of steel products in Tennessee. All Complaints have been consolidated in the Chicago action and seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief.

Following a period of discovery relating to class certification matters, Plaintiffs filed a Motion for Class Certification in May 2012, and on February 28, 2013, Defendants filed their Joint Memorandum in Opposition to Plaintiffs’ Motion for Class Certification. Following a three-day hearing on the pending motion during March and April of 2014, the Court took the motion under advisement. On September 9, 2015, the Court certified the class, limited, however, to the issue of the alleged conspiracy, and denied class certification on the issue of antitrust impact. There will be additional merits discovery, but the extent thereof is currently being discussed. In the meantime, the defendants have appealed the court’s class certification ruling on the conspiracy issue, and Plaintiff has cross-appealed on the impact issue. Steel Dynamics has also filed a motion for summary judgment, as has co-defendant SSAB.  Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation. However, we have determined, based on the information available at this time, that there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on the Company’s financial condition, results of operations, or liquidity

ITEM 1A.          RISK FACTORS

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

November 6, 2015

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)