Form 10-K
period 2015-12-31
STEEL DYNAMICS INC
filed 2016-02-26
CIK 1022671

Use these links to rapidly review the document

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2015, was approximately $4,117,734,350. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

         As of February 17, 2016, Registrant had outstanding 243,186,659 shares of common stock.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to April 29, 2016, are incorporated herein by reference.

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

        The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

  •
  the adverse impact of the economic recession, or a slower than anticipated or uneven recovery therefrom, resulting in a general decrease of or stagnating demand for our products:

  •
  the weakening of demand for steel products within the construction or other metal consuming industries;

  •
  conditions affecting steel or recycled metals consumption;

  •
  U.S. or foreign trade policy affecting the amount of foreign steel imported in the United States, or adverse or less than satisfactory outcomes of pending and future trade cases alleging unlawful practices in connection with steel imports;

  •
  cyclical changes in market supply and demand for steel and recycled metals;

  •
  increased price competition brought about by excess domestic and global steelmaking capacity;

  •
  changes in the availability or cost of raw materials, such as recycled metals, iron substitute materials, including pig iron, iron concentrate, or other raw materials or supplies, which we use in our production processes;

  •
  periodic fluctuations in the availability and cost of electricity, natural gas, or other utilities;

  •
  the occurrence of unanticipated equipment failures and plant outages;

  •
  margin compression resulting from falling selling prices with no offsetting reduction in raw material costs, or our inability to pass increases in costs of raw materials and supplies, if any, onto our customers;

  •
  labor unrest, work stoppages and/or strikes involving our own workforce, those of our important suppliers or customers, or those affecting the steel industry in general;

  •
  the impact of, or changes in, environmental law or in the application of other legal or regulatory requirements upon our production processes or costs of production or upon those of our suppliers or customers, including actions by government agencies, such as the U.S. Environmental Protection Agency or related state agencies, upon our receipt of pending or future environmentally related construction or operating permits;

  •
  the impact of U.S. government or various other governmental agencies introducing laws or regulatory changes in response to the subject of climate change and greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms;

  •
  private or governmental liability claims or litigation, or the impact of any adverse litigation costs or outcome of any litigation on the adequacy of our reserves or the availability or adequacy of our insurance coverage;

  •
  changes in our business strategies or development plans which we have adopted, or which may be brought about in response to actions by our suppliers or customers, and any difficulty or inability to successfully consummate, implement, or integrate any planned or potential projects, acquisitions, joint ventures or strategic alliances;

  •
  increased price and other forms of competition from other steel producers, scrap processors and alternative materials;

  •
  the impact of construction delays, cost overruns, technology risk or operational complications upon our ability to complete, start-up or continue to profitably operate a project or a new business, or to complete, integrate and operate any potential acquisitions as anticipated;

  •
  the impact of impairment charges;

  •
  costs to idle facilities, idled facility carrying costs, or increased costs to resume production at idled facilities;

  •
  increased global information technology security requirements, vulnerabilities and threats, and a rise in sophisticated cyber crime that pose a risk to the security of our operating systems and data networks and to the confidentiality, availability and integrity of our data; and

  •
  uncertainties involving new products or new technologies.

        We also refer you to and urge you to carefully read the section entitled Risk Factors at Item 1A of this report to better understand some of the principal risks and uncertainties inherent in our businesses or in owning our securities, as well as the section entitled Management Discussion and Analysis of Financial Condition and Results of Operations at Item 7. You should also review the notes to consolidated financial statements under headings in Note 1 Use of Estimates and in Note 9 Commitments and Contingencies.

        Any forward-looking statements which we make in this report or in any of the documents that are incorporated by reference herein or herefrom speak only as of the date of such statement, and we undertake no ongoing obligation to update such statements. Comparisons of results between current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 1.    BUSINESS

Our Company

        Steel Dynamics, Inc. (the company) is one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking and coating capability of approximately 11 million tons, and actual recycling volumes. We reported net sales of $7.6 billion, $8.8 billion, and $7.4 billion during 2015, 2014, and 2013, respectively. The primary sources of our revenues are from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joist and deck products.

Competitive Strengths / Business Strategies

        We believe our financial strength and flexibility, coupled with our competitive advantages of maintaining a low, highly variable cost structure, producing a diversified value-added product offering, controlling a secure supply of recycled ferrous metals, fostering an entity-wide entrepreneurial culture and having an experienced senior management team and work force, positions us well to continue to strengthen our leadership position and execute our growth strategy.

One of the Lowest Cost Steel Producers in the United States; State-of-the-Art Facilities / Continue to Maintain Low Production Costs

        We are focused on continuing to maintain and enhance one of the lowest operating cost structures in the North American steel industry. Our low operating costs are primarily a result of our efficient plant designs and operations, our high productivity rate, such as our productivity rate of approximately 0.3 man hours per hot band ton produced at our Butler Flat Roll Division, low ongoing maintenance cost requirements and strategic locations near our customers and sources of our primary raw material, ferrous scrap.

        We will continue to strive to optimize the use of our equipment, enhance our productivity and explore new technologies to further improve our unit costs of production at each of our facilities. As one of the lowest cost producers in each of our three primary operating segments, we are able to better manage through cyclical and non-cyclical downturns, and to consistently maximize our profitability. We continuously seek to maximize the variability of our cost structure and to reduce per unit and fixed costs. Our incentive compensation plans at all employee levels are based on both divisional and consolidated company performance. Performance-based incentive compensation is designed to reward high productivity and efficient use of physical resources and capital employed. Additionally, leveraging existing facilities through capital effective organic growth and diversified product offerings allows us to maximize utilization of current cost structures.

Secure Supply of High Quality, Just-in-time Ferrous Raw Materials

        We maintain a secure supply of ferrous raw material resources through the benefit of our metals recycling operations and Iron Dynamics. Ferrous materials represent the single largest raw material component of our steel operations' manufacturing costs, excluding The Techs, representing 55% and 65% of such costs in 2015 and 2014, respectively. During 2015 and 2014, our metals recycling operations (OmniSource) provided our steel operations with 37% and 44%, respectively, of its ferrous scrap requirements based on volume. This represented 54% and 48% of OmniSource's total ferrous scrap shipments during 2015 and 2014, respectively. During 2015 and 2014, our steel operations consumed 8.8 and 7.6 million tons, respectively, of metallic materials, of which iron units, other than scrap, represented approximately 12% and 9% in 2015 and 2014, respectively. Iron Dynamics supplies 100% of its production to the Butler Flat Roll Division, representing 66% and 62% of their iron units in 2015 and 2014, respectively, through the transfer of liquid pig iron and hot briquetted iron, which are higher-quality, energy-saving ferrous raw materials. We believe our metals recycling operations and

Iron Dynamics provide us with a high quality, cost effective, and secure raw material platform for effective working capital management.

Diversified Product Mix / Expand Product Offerings

        We are one of the most diversified steel companies in the United States, with very broad product offerings. We currently offer a broad range of steel products (see Steel Operations Products and Sales by End Market table following), including:

  Sheet Products.    Hot roll, cold roll and coated steel, including a wide variety of specialty products, such as light gauge hot roll, galvanized, galvanneal, Galvalume®, Galfan, and painted products.

  Long Products.    Structural steel beams, pilings, and standard and premium grade rail; engineered special-bar-quality of numerous sizes and chemistries; various merchant-bar products including rounds, angles, flats, channels, and reinforcing bar; and channels and specialty steel sections.

  Steel Finishing and Fabrication Services.    Turning, polishing, straightening, chamfering, precision saw-cutting and heat-treating of bar products; and cutting to length, additional straightening, hole punching, shot blasting, welding and coating of beams, channels and specialty steel sections.

  Metals Recycling.    An array of both ferrous and nonferrous scrap processing, scrap management, transportation, and brokerage products and services.

  Steel Fabrication.    Steel joists and steel deck material, including specialty deck.

        This diversified mix of products enables us to access a broad range of end-user markets, serve a broad customer base, and help mitigate our market exposure to any one product or end-user market. In addition, our value-added product offerings help to balance our exposure to commodity grade products supplied by other domestic steel and to a larger extent in 2015 and 2014, foreign manufacturers.

        We will continue to seek additional opportunities and collaborate with our customers to anticipate future needs to further expand our range of products, such as the recent expansions at our Engineered Bar Products Division into high-quality smaller-diameter SBQ bars, and at our Structural and Rail Division into premium grade rails. We also utilize greenfield projects and acquisitions, such as the September 14, 2015 purchase of steel deck facilities from Consolidated Systems, Inc. (CSi), and the September 16, 2014, acquisition of Columbus Flat Roll Division, for avenues of further diversification. Columbus Flat Roll Division is in the process of expanding its offering of value-added flat roll steel products through the addition of painting and Galvalume® capabilities, which is expected to begin operations in the first quarter of 2017.

Strategic Geographic Locations / Enter New Geographic Markets

        The majority of our steelmaking facilities are in locations near sources of scrap materials and near our customer base, allowing us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. This also allows us to provide consistent on-time delivery to our customer base with relatively short lead times, further enhancing our customer relationships. Our coated sheet steel products are cost effectively available through our locations in Pittsburgh, Pennsylvania and Jeffersonville, Indiana due to river access, as are all of our Columbus Flat Roll Division sheet steel products. Recycled ferrous scrap and iron units represent the most significant component of our cost of steel manufacturing. Our metals recycling facilities are located in the Upper Midwest and Southeastern U.S., and thus further expand our geographic service area. We believe these regions account for a majority of the total ferrous scrap produced in the United States. Our steel fabrication operations have a national footprint allowing us to serve the entire joist and deck domestic market and national accounts.

        We may seek to enter new markets in strategic geographic locations that offer attractive growth opportunities.

Experienced Management Team and Unique Corporate Culture / Foster Entrepreneurial Culture

        Our senior management team is highly experienced and has a proven track record in the steel, metals recycling, and steel fabrication industries. Management's objectives are closely aligned with our stockholders through meaningful stock ownership positions and performance-based compensation programs that are correlated to the company's profitability and operational performance in relationship to its steel manufacturing peers. Our entrepreneurial culture resonates throughout each of our operating segments. We emphasize decentralized decision making, with corporate risk oversight, and have established incentive compensation programs specifically designed to reward employee teams for their efforts toward identifying ways to enhance productivity, improve profitability, and control costs.

        We intend to continue to foster our entrepreneurial culture and emphasize decentralized operational decision making and responsibility, while maintaining corporate risk oversight. We will reward teamwork, innovation, and operating efficiency. We will also continue to focus on maintaining the effectiveness of our incentive-based bonus plans that are designed to maximize overall productivity and align the interests of our management and employees with our stockholders.

Industry Segments

        We have three reporting segments: steel operations, metals recycling operations, and steel fabrication operations. Please refer to Notes 1 and 13 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional segment information, including changes to our reporting segments that were effective beginning with the third quarter 2015 results.

Steel Operations Segment

        Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and ten downstream steel coating lines, and Iron Dynamics (IDI), our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell directly to end users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the automotive, construction, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. The most significant portion of our products is tied to the automotive, construction and other manufacturing sectors. Our steel operations accounted for 69%, 63%, and 61% of our consolidated net sales in 2015, 2014, and 2013, respectively. We are predominantly a domestic steel company, with only 5% and 4% of our revenues generated from exported sales during 2015 and 2014, respectively.

        Our steel operations consist primarily of steelmaking and coating operations. The following chart summarizes the locations and the current estimated production capacities of our facilities:

Steel Production Capacity (tons)	Casting	Rolling/Billet
Sheet Products:
Butler Flat Roll Division—Butler, Indiana	3,050,000	3,000,000
Columbus Flat Roll Division—Columbus, Mississippi	3,400,000	3,200,000
Long Products:
Structural and Rail Division—Columbia City, Indiana	2,200,000	1,800,000
Engineered Bar Products Division—Pittsboro, Indiana	780,000	950,000
Roanoke Bar Division—Roanoke, Virginia	650,000	—
Merchant Bars	—	500,000
Billets	—	150,000
Steel of West Virginia—Huntington, West Virginia	290,000	355,000

	10,370,000	9,955,000

Steel Coating Capacity (tons)	Galvanizing	Painting
Sheet Products:
Butler Flat Roll Division (3 lines)—Butler, Indiana	785,000	240,000
Butler Flat Roll Division (2 lines)—Jeffersonville, Indiana	370,000	190,000
Columbus Flat Roll Division (2 lines)—Columbus, Mississippi	1,100,000	—
The Techs (3 lines)—Pittsburgh, Pennsylvania	1,005,000	—

	3,260,000	430,000

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

        The following chart summarizes our steel operations products and the percentage of sales tons by end market:

Markets

Steel Operations Products and Sales by End Market

Steel Operations Products and Sales by End Market		Construction - Metal Building	Construction - Light Commercial & Residential	Construction - Heavy	Appliance & HVAC	Automotive	Heavy Equipment	Other Transportation, Including Rail	Agriculture	Mining	Energy	Pipe & Tube	Other Manufacturing
Steel Operations Sales by End Market (based on 2015 tons shipped)		8%	18%	6%	4%	14%	2%	10%	3%	1%	2%	9%	23%
Divisions and Products													
Sheet Products:													
Butler Flat Roll Division		●	●		●	●		●	●		●	●	●
Hot Rolled (HR)	HR coils and pickled and oiled HR steel sheet												
Cold Rolled (CR)	CR steel sheet												
Metallic Coated	HR galvanized, CR galvanized, HR galvannealed, CR galvannealed, and Galvalume® steel sheet products												
Painted	Painted steel sheet												
Columbus Flat Roll Division		●	●		●	●	●	●	●		●	●	●
Hot Rolled (HR)	HR coils and pickled and oiled HR steel sheet												
Cold Rolled (CR)	CR steel sheet												
Metallic Coated	HR galvanized, CR galvanized, and CR galvannealed steel sheet products												
The Techs		●	●	●	●	●		●	●		●		●
Metallic Coated	HR galvanized, CR galvanized, and Galfan® steel sheet products												
Long Products:													
Structural and Rail Division			●	●			●	●			●		●
Structural Steel Beams	Wide Flange, American Standard, H-piling and Manufactured Housing Beams												
Rail	Standard strength carbon, intermediate alloy hardness, and premium rail grades												
Structural Shapes	Channels and Miscellaneous Channels												
Engineered Bar Products Division				●		●	●	●	●	●	●	●	●
Special-Bar-Quality Merchant-Bar-Quality	Bar finishing Rounds Round-Cornered Squares												
Roanoke Bar Division		●	●	●		●	●	●	●	●	●		●
Merchant Bar Light Structural Shapes	Angles Channels Flat Bars Rounds, Rebar, and Squares												
Steel of West Virginia		●	●	●			●	●	●	●	●		●
Wide Flange Beams Standard Beams Channels Specialty Steel Sections	Guardrail posts Industrial truck components Mine Rail Truck-Trailer crossmembers Merchant sections Bulb Flats

SHEET PRODUCTS

        Our sheet steel products, consisting of hot roll, cold roll and coated steel products are produced by Butler and Columbus Flat Roll Divisions, and our ten downstream coating lines. Our sheet operations represented 65%, 59%, and 57% of steel operations net sales in 2015, 2014, and 2013, respectively. We produced the following sheet steel at these facilities (tons):

	2015	2014
Butler Flat Roll Division	2,695,000	3,016,000
Columbus Flat Roll Division—since September 15, 2014 acquisition	2,645,000	815,000
The Techs	661,000	712,000

        The following chart summarizes the types of sheet products we sold during the respective years:

Sheet Steel Product Mix

        Customers.    Steel processors and service centers typically act as intermediaries between primary sheet steel producers and the many end-user manufacturers that require further processing of hot roll coils. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We believe that our intermediate steel processor and service center customers will remain an integral part of our customer base. Columbus Flat Roll Division allows us to capitalize on the industrial markets in the Southern U.S. and Mexico, as well as expand our customer base into line and other pipe products. Galvanized flat roll products produced by Butler and Columbus Flat Roll Divisions, and The Techs are similar and are sold to a similar customer base. However, The Techs specializes in the galvanizing of specific types of flat roll steels in generally non-automotive applications, servicing a variety of customers in the heating, ventilation and air conditioning (HVAC), construction, agriculture and consumer goods markets. Our sheet steel operations also provide a significant portion of the sheet steel utilized in our steel fabrication operations.

        The following chart summarizes the types of customers who purchased our sheet steel products during the respective years:

Sheet Steel Customers

        Competition.    Our sheet steelmaking operations compete with domestic and foreign integrated and electric arc furnace based hot roll coil producers. Additionally, the global steel industry suffers from over-capacity, and that excess capacity in 2015 has resulted in steel manufacturers in certain countries exporting steel at prices that are lower than prevailing domestic prices, and at or below their cost of production. Steel imports throughout 2015 and 2014 have been at record levels of 29% and 28% of U.S. consumption, respectively.

LONG PRODUCTS

        Our Structural and Rail Division is capable of producing a variety of parallel flange sections such as Wide Flange Beams, American Standard Beams, Manufactured Housing Beams, H Piling and Channel sections for the construction, transportation and industrial machinery markets. They also produce standard strength carbon, intermediate alloy hardness, and premium grade rails in 40 to 320 feet lengths for the railroad industry. Our state-of-the-art heat treating system allows us to produce high-quality premium rail, which has been certified by all but one Class I railroads. In addition, our rail-welding facility has the ability to weld rails to lengths of 1,600 feet, which offers substantial savings to the railroads both in terms of initial capital cost and through reduced maintenance. Our Structural and Rail Division produced 1.2 million tons and 1.3 million tons during 2015 and 2014, respectively, of which 269,000 tons and 225,000 tons, respectively, was rail production.

        Our Engineered Bar Products Division is capable of producing a broad array of engineered special-bar-quality (SBQ), merchant-bar-quality (MBQ), rounded-cornered squares, and smaller-diameter engineered round bars. The recently completed expansion of our smaller-diameter rolling mill increased the mill's product offering into high-quality smaller-diameter (1-inch to 3-inch) precision SBQ bars. Without this product diversification expansion, production tons at this mill could have been significantly less due to the weak heavy equipment and agriculture markets in 2015. We produced 516,000 tons and 670,000 tons during 2015 and 2014, respectively, at this facility. Adjacent to this mill, we have a bar finishing facility, with an annual capacity of 260,000 tons, which provides various downstream finishing operations for our SBQ steel bars. Processing operations include turning, polishing, straightening, chamfering, precision saw-cutting and heat-treating capabilities. In addition, non-destructive testing services are available, including eddy current, flux leakage and ultrasonic inspection.

        Our Roanoke Bar Division sells angles, merchant rounds, flats, channels, reinforcing bars and billets. During 2015 and 2014, respectively, Roanoke Bar Division produced 536,000 and 601,000 tons of billets and 389,000 tons and 432,000 tons of finished steel products.

        Steel of West Virginia primarily sells beams, channels and specialty steel sections. Unlike most other mills, Steel of West Virginia frequently performs fabrication and finishing operations on its products, such as cutting to length, additional straightening, hole punching, shot blasting, welding and coating. Through this additional finishing, we create custom finished products that are generally placed directly into our customers' assembly operations. We produced 295,000 tons and 294,000 tons of various merchant and structural steel products at Steel of West Virginia during 2015 and 2014, respectively.

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

        SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers, steel service centers, and distributors. Our MBQ products are sold primarily to steel service centers, as well as rebar distributors, joist producers, and OEMs. Some of the excess steel billet production at the Roanoke Bar Division is sold to mills without sufficient melting capacities, including our Steel of West Virginia facility. Our steel fabrication operations also purchase angles from Roanoke Bar Division. Steel of West Virginia's customers are primarily OEMs producing truck trailers, industrial lift trucks, merchant products, guardrail posts, manufactured housing, mining, and off-highway construction equipment. Steel of West Virginia's flexible manufacturing capabilities enable us to meet demand for a variety of custom-ordered and designed products. Many of these products are produced in small quantities for low volume end uses resulting in a wide variety of customers, the largest of which are in the truck trailer and industrial lift truck industries.

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

        At present, the rail market is principally served by two other domestic producers who have the capability to produce either standard or premium rail. However, they are limited to producing rail in 80 feet lengths and do not own welding operations. We can produce rail in lengths up to 320 feet and weld to lengths of 1,600 feet, requiring far fewer welds for our rail customers. There are currently no rail producers in Canada or Mexico. Global competitors include high quality integrated and electric arc furnace steel producers in Europe and Asia.

        Our Engineered Bar Division competes with a number of other domestic producers of SBQ and MBQ. We are among the largest and most diversified suppliers of engineered SBQ in North America. Our customer service, centralized geographic location, just-in-time delivery and Vendor Management

Inventory program further differentiates us from other suppliers. Roanoke Bar Division competes primarily with several domestic steel manufactures. Steel West Virginia competes in the specialty shape products market with other domestic and European operations by being able to provide small quantity niche products unique to our customer manufacturing capabilities.

IRON DYNAMICS (IDI)

        IDI produces liquid pig iron and hot briquetted iron (HBI) that serves as a substitute for a portion of the metallic raw material mix that goes directly into our Butler Flat Roll Division electric arc furnaces to produce steel. Direct reduced iron (DRI) is a metallic product made from mill scale and other iron waste products that have been reduced in a rotary hearth furnace, using natural gas and coal. The reduction method employed by IDI uses coal as the reducing agent. The DRI is either compacted by briquetters to form HBI, or is processed further to produce liquid pig iron. HBI can be immediately used in our melting furnaces or stockpiled for later use. Liquid pig iron is tapped from IDI's submerged arc furnace and immediately transferred in ladles to the adjacent Butler Flat Roll Division mill, where it is combined with ferrous scrap in their electric arc furnaces.

        IDI's primary focus is to maximize liquid pig iron production, due to the inherent economic benefits achieved at the steel mill when the material is used in the steelmaking process, such as reduced energy cost, reduced materials cost, and quicker melting cycles. During 2015 and 2014, respectively, IDI produced 245,000 and 250,000 metric tons, of which 98% and 93%, was liquid pig iron. We have used and plan to continue to use all of the facility's output internally.

Metals Recycling Operations Segment

        The metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services in approximately 75 locations, strategically located primarily in the Midwest and Southeast portion of the United States. In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at over 600 locations throughout North America. Our metals recycling operations accounted for 19%, 25%, and 31% of our consolidated net sales in 2015, 2014, and 2013, respectively. Our steel mills utilize a portion of the ferrous scrap processed through OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. This strategic symbiotic relationship with our own steelmaking operations provides valuable pull-through demand to OmniSource's ferrous scrap operations. In 2015, 2014, and 2013, OmniSource supplied our steel mills with approximately 37%, 44%, and 45%, respectively, of the tons of their ferrous raw material requirements, representing approximately 54%, 48%, and 44%, respectively, of OmniSource's 2015, 2014, and 2013, ferrous shipped tons.

        OmniSource sold approximately 5.1 million gross tons and 5.6 million gross tons of ferrous material, during 2015 and 2014, respectively, and approximately 1.1 billion pounds and 1.2 billion pounds of nonferrous material, during 2015 and 2014, respectively. During 2015 and 2014, approximately 8% and 7%, respectively, of OmniSource's revenue were from export sales primarily from nonferrous materials.

        We sell various grades of processed ferrous scrap primarily to steel mills and foundries. Ferrous scrap metal is the primary raw material for electric arc furnaces, such as our steel mills. In addition, we sell various grades of nonferrous metals such as copper, brass, aluminum and stainless steel, to aluminum, steel and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, smelters, specialty mills, alloy manufacturers, and other consumers.

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

        We do not purchase a significant amount of scrap metal from a single source or from a limited number of major sources. Market demand, and the composition, quality, size, weight and location of the materials are the primary factors that determine prices.

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

With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting obsolete scrap. In many cases we also purchase unprocessed scrap metal from smaller scrap dealers and other processors. Successful procurement of materials is determined primarily by the price offered by the purchaser for the raw scrap and the proximity of our processing facility to the source of the raw scrap. Both ferrous and nonferrous scrap sells as a commodity in both national and international markets, which are affected, sometimes significantly, by relative economic conditions, currency fluctuations, and the availability and cost of transportation. Competition for sales of processed scrap is based primarily on the price, quality, and location of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery.

        We also face potential competition for sales of processed scrap from other producers of steel products, such as electric arc furnace and integrated steel mills, some of which are also vertically integrated in the scrap metals recycling business. In addition, other steel mills may compete with us in attempting to secure scrap supply through direct purchasing from our scrap suppliers. Scrap metal processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, DRI, and other forms of processed iron. The availability and relative prices of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices and/or lower demand for our scrap products.

        The industry is highly fragmented with many smaller family-owned companies, many regional scrap companies, along with a number of national and global companies, each of which has multiple locations in areas in which OmniSource also operates. No single scrap metals recycler has a significant market share in the domestic market.

        During the fourth quarter of 2015, we determined that the fair market value of OmniSource operations was less than its carrying value, due to the weak global scrap commodity outlook, and thus impaired. As a result, we recorded $428.5 million in pretax non-cash asset impairment charges related to goodwill, trade name, and other related assets.

Steel Fabrication Operations Segment

        Our steel fabrication operations include eight New Millennium Building Systems plants that primarily serve the non-residential construction industry located in Butler, Indiana; Lake City, Florida; Salem, Virginia; Hope, Arkansas; Juarez, Mexico, and Fallon, Nevada; and Memphis, Tennessee and Phoenix, Arizona, which were acquired from CSi on September 14, 2015. We have established a national operating footprint that allows us to serve the entire U.S. construction market, as well as national accounts, such as large retail chains.

        Steel fabrication operations accounted for 9%, 7%, and 6% of our consolidated net sales during 2015, 2014, and 2013, respectively. We sold 493,000 tons and 481,000 tons of joist and deck products, during 2015 and 2014, respectively. Our steel operations supply a substantial portion (approximately 63% and 51% in 2015 and 2014, respectively) of the steel utilized in our steel fabrication operations, providing strategic pull-through demand.

        Products:    Our steel fabrication operations produce steel building components, including steel joists, girders, trusses (six locations), and steel deck (six locations). Our joist products include bowstring, arched, scissor, double-pitched and single-pitched joists. Our deck products include a full range of steel roof, form, and composite floor deck, and with the 2015 addition of our Tennessee and Arizona plants our product offerings were further expanded to include specialty architectural deck, floor systems, and bridge deck.

        Customers.    Our primary steel fabrication operations customers are non-residential steel fabricators. Other customers include metal building companies, general construction contractors, developers, brokers and governmental entities. Our customers are located throughout the United States, including national accounts.

        Markets.    Our steel fabrication operations primarily serve the non-residential construction industry. The steel joist and deck market in the U.S. was approximately 1.7 million tons in 2015 and 2014, an increase from 1.5 million tons in 2013, based on trade association estimates. Based on this information, our steel fabrication operations' growth rate has outpaced the steel joist and deck market growth resulting in our increasing market share of approximately 31%, 30%, and 27%, in 2015, 2014 and 2013, respectively. We believe we are well positioned with our expanding national footprint to continue to grow as the non-residential construction market continues to be strong, and we have available capacity that can be deployed as needed.

        Competition.    We compete with other North American joist and steel deck producers primarily on the basis of price, quality, customer service, and proximity to the customer. Our expanding national footprint allows us to service the entire U.S. non-residential construction market, as well as national accounts such as large retail chains, and certain specialty deck customers.

Other Operations

        Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations, and several smaller joint ventures. Our Minnesota ironmaking operations consists of our iron nugget production facility, Mesabi Nugget, (owned 82% by us); our iron concentrating operations, Mesabi Mining; and, our iron tailings operations, Mining Resources (owned 81% by us). Also included in "Other" are certain unallocated corporate accounts, such as the company's senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

        During the fourth quarter of 2014, our Minnesota ironmaking operations reached a steady operating state, indicating a consistency in the operation's production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials. Given this, we undertook an assessment of the recoverability of the carrying value of our Minnesota ironmaking operation's fixed assets. Given our outlook at that time regarding future operating costs and product pricing, we concluded that the carrying value of these fixed assets was no longer fully recoverable, and the fixed assets were in fact impaired. This assessment resulted in a $260.0 million pretax non-cash impairment charge, including amounts attributable to noncontrolling interests of $46.5 million. Please refer to Note 1 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information regarding the asset impairment charge. Given the significant and sustained decline in pig iron pricing, which resulted in the cost of iron nugget production to be meaningfully higher than product selling prices, management and the board of directors elected to indefinitely idle the Minnesota ironmaking operations in May 2015. Upon that decision, and the decision to monetize existing raw material inventory, we recorded an inventory lower-of-cost or market charge of $21.0 million (inclusive of noncontrolling interests of $3.6 million), in cost of goods sold in the second quarter 2015. Operating losses associated with our Minnesota ironmaking operations have been significantly curtailed post-idling.

Sources, Availability, and Cost of Steel and Other Operations' Raw Materials

        Scrap Metals.    The principal raw material of our steel operations is scrap metal derived from, among other sources "home scrap," generated internally at steel mills themselves; industrial scrap, generated as a by-product of manufacturing; and "obsolete" scrap recycled from end-of-life automobiles, appliances, railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines.

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

        Many variables can impact ferrous scrap prices, all of which reflect the pushes and pulls of the supply demand equation. These factors include the level of U.S. steel production (for high-quality, low-residual scrap is a by-product of steel manufacturing activity), the level of exports of scrap from the United States, and the amount of obsolete scrap production. Generally, as domestic steel demand increases, so does scrap demand and resulting scrap prices. The reverse is also normally, but not always, true with scrap prices following steel prices downward when supply exceeds demand. In 2015, domestic steel mill utilization and steel pricing was negatively impacted by record levels of steel imports resulting in lower demand for scrap, forcing ferrous pricing downward throughout the year.

        The price of ferrous scrap, as a commodity, has tended to be volatile, rising and falling with supply, and not always in lock step with or in proportion to the market price of steel. In addition, domestic ferrous scrap prices generally have a strong correlation and spread to global pig iron pricing. Scrap prices declined sharply in 2015 due to domestic scrap competition, the strong U.S. dollar tempering scrap exports, lower steel mill utilization rates resulting from excessive steel imports, and decreasing global pig iron prices. When scrap prices greatly accelerate, this challenges one of the principal elements of an electric arc furnace based steel mill's traditional lower cost structure—the cost of its metallic raw material.

        The following table provides pricing per gross ton from American Metal Market (AMM) and Ryan's Notes (Pig Iron) estimates for ferrous materials used in steel production:

Ferrous Material Pricing

        Iron Units.    In addition to scrap, DRI, hot briquetted iron, pig iron, and iron nuggets are used in our electric arc furnace steel mill production. During 2015 and 2014, we consumed 8.8 million tons and 7.6 million tons, respectively, of metallic materials in our steelmaking furnaces, of which, iron units other than scrap, represented approximately 12% and 9% of the tons in 2015 and 2014, respectively. Of these iron substitute units consumed, our Iron Dynamics operations supplies 100% of its production to the Butler Flat Roll Division mill, representing 66% and 62% of their iron units in 2015 and 2014, respectively.

Energy Resources

        Electricity.    Electricity is a significant input required in the electric arc furnaces in our steelmaking operations (excluding The Techs), representing 6% and 5% of steel production costs of goods sold in 2015 and 2014, respectively. We have entered into a fixed price interruptible electricity supply agreement that extends through December 31, 2017, for the Butler Flat Roll Division. The contract allows our supplier to interrupt service in the event of an emergency or in response to various market conditions. Columbus Flat Roll Division, Roanoke Bar Division and Steel of West Virginia have each entered into fixed price contracts, while our Engineered Bar Products Division has a combination of fixed pricing and market pricing for the various components of the electrical services (demand charge, energy charge, riders, etc.). Our Structural and Rail Division purchases electricity at current market prices and through forward contracts at fixed prices.

        Natural Gas.    We purchase a portion of our steelmaking operations' natural gas requirements at market prices and a portion by entering into hedging transactions on the futures markets for ultimate physical delivery in order to help minimize price volatility. These contracts typically have duration of up to 24 months, but on occasion may extend further. Natural gas represented 1.3% and 1.5% of steelmaking operations (excluding The Techs) costs of goods sold in 2015 and 2014, respectively.

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

Research and Development

        Our research and development activities have consisted of efforts to develop or improve our products and operating processes, and our efforts to develop and improve alternative ironmaking technologies through Iron Dynamics and, prior to idling, our Minnesota ironmaking operations. Most of these research and development efforts have been conducted in-house by our employees.

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

        Pursuant to the Resource Conservation and Recovery Act, or RCRA, which governs the treatment, handling and disposal of solid and hazardous wastes, the United States Environmental Protection Agency, or U.S. EPA, and authorized state environmental agencies may conduct inspections to identify areas where there may have been releases of solid or hazardous constituents into the environment and require the facilities to take corrective action to remediate any such releases. RCRA also allows citizens to bring certain suits against regulated facilities for potential damages and cleanup. Our steelmaking and certain other facilities generate wastes subject to RCRA. Our manufacturing operations produce various by-products, some of which, for example, electric arc furnace or EAF dust, are categorized as solid or hazardous waste, requiring special handling for disposal or for the recovery of metallics. We collect such by-products in pollution controlled equipment, such as baghouses, and either recycle or dispose of these by-products. While we cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action at these facilities, the costs of which could be substantial.

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

Employees

        We emphasize decentralized decision-making and responsibility and have established performance-based incentive compensation programs specifically designed to enhance productivity, improve profitability, control costs and foster innovation. Our work force consisted of approximately 7,500 full time employees at December 31, 2015, of which approximately 9% were represented by collective bargaining agreements. The largest group of unionized employees is at Steel of West Virginia. The remaining unionized employees are located in five different OmniSource metals recycling locations, each of which has its own agreement. We believe that our relationship with our employees is good.

Available Information

        Our internet website address is http://www.steeldynamics.com. We make available on our internet website, under "Investors," free of charge, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, our Code of Business Conduct and Ethics, and any amendments thereto to or waivers thereof, as well as our Audit, Compensation and Nominating and Corporate Governance Committee Charters. We do not intend to incorporate the contents of our or any other website into this report.

ITEM 1A.    RISK FACTORS

        Many factors could have an effect on our financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business and financial conditions. The factors described below represent our principal risks.

Risks Related to our Industry

Our industry is affected by domestic and global economic factors including the slower than anticipated and uneven recovery from the recent recession and the risk of a new recession.

        Our financial results are substantially dependent not only upon overall economic conditions in the United States, in Europe and in Asia, but also as they may affect one or more of the industries upon which we depend for the sale of our products. The slower than anticipated and uneven recovery from the recent recession could stifle improving customer confidence and adversely affect demand for our products and further adversely affect our business. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during periods of economic downturn or continued uncertainty, including the pace of domestic non-residential construction activity.

        Our business is also dependent upon certain industries, such as automotive, construction, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets, and these industries are also cyclical in nature. Therefore, these industries may experience their own fluctuations in demand for our products based on such things as economic conditions, energy prices, consumer demand and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of volatility in our industry or in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve were to suffer a downturn, then our business may be adversely affected.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and some of the industries we serve.

        The steel manufacturing business is cyclical in nature, and the selling price of the steel we make may fluctuate significantly due to many factors beyond our control. Furthermore, many of our products are commodities, subject to their own cyclical fluctuations in supply and demand in both metal consuming and metal generating industries, including the construction industry. The timing, magnitude and duration of these cycles and the resulting price fluctuations are difficult to predict. The sale of our manufactured steel products is directly affected by demand for our products in other cyclical industries, such as automotive, construction, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Economic difficulties, stagnant global economies, supply/demand imbalances and currency fluctuations in the United States or globally could decrease the demand for our products or increase the amount of imports of steel into the United States, which could decrease our sales, margins and profitability.

The scrap metal recycling industry has historically been, and is expected to remain, highly cyclical and this could have a material adverse effect on our metals recycling operations' results.

        Scrap metal prices have become increasingly volatile, and operating results within the metals recycling industry in general have historically been cyclical, and are expected to remain highly cyclical in nature. Similarly, but not necessarily paralleling the price fluctuations in the steel business, the purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process, or which we resell to others through our metals recycling operations, are also highly volatile. During periods of increased imports, scrap metal prices may become depressed and adversely affect the sales, profitability and margins of our scrap business. As a metals recycler, we may attempt to respond to changing recycled metal selling prices by adjusting the scrap metal purchase prices we pay to others, but our ability to do this may be limited by competitive or other factors during periods of low scrap prices, when inbound scrap flow may slow considerably, as scrap generators hold on to their scrap in hopes of getting higher prices later. As such, a prolonged period of low scrap prices could reduce our ability to obtain, process, and sell recycled materials, and this could adversely affect our metals recycling operations' results. Due to the weak global scrap commodity outlook, during the fourth quarter of 2015, as a part of our annual goodwill and indefinite-lived intangible asset assessment, it was determined that the fair market value of our metals recycling operations was less than its carrying value. This led to the determination that the book value of the metals recycling operations was impaired, resulting in pretax non-cash asset impairment charges related to goodwill, trade name, and other assets of $428.5 million. Conversely, periodic increased foreign demand for scrap can result in an outflow of available domestic scrap, as well as resulting higher scrap prices domestically that cannot always be passed on to domestic scrap consumers, thereby further reducing available domestic scrap flows and scrap margins, all of which could adversely affect our sales and profitability of our scrap business. Additionally during periods of high demand and resulting higher scrap prices, ferrous scrap consumers may seek and develop ferrous scrap alternatives, including pig iron and direct reduced iron. The availability and pricing of these scrap alternatives in the domestic market may have a longer term impact on scrap pricing, particularly in prime grades, which could adversely affect our sales, profitability and margins.

Imports of steel into the United States have adversely affected, and may again adversely affect, United States steel prices, which could impact our sales, margins and profitability.

        Global steelmaking capacity currently exceeds global consumption of steel products. Such excess capacity sometimes results in steel manufacturers in certain countries exporting steel at prices that are lower than prevailing domestic prices, and sometimes at or below their cost of production. Excessive imports of steel into the United States, such as in 2015 and 2014, have exerted, and may continue to exert, downward pressure on U.S. steel prices which negatively affects our ability to increase our sales, margins, and profitability. This may also adversely impact domestic demand for ferrous scrap and our ferrous metallics margins. U.S. steel producers compete with many foreign producers, including those in China. Competition from foreign producers is typically strong and is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries. A higher volume of steel exports to the U.S. tend to occur at depressed prices when steel producing countries experience periods of economic difficulty, decreased demand for steel products or excess capacity.

        In addition, we believe the downward pressure on, and periodically depressed levels of U.S. steel prices in recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are sometimes influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. However, while some tariffs and quotas have recently been put into effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the U.S., there is no assurance that tariffs and quotas will always be levied, even if otherwise justified, and even when imposed many of these are only short-lived. When such tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

China's current steelmaking overcapacity in relation to its steel consumption could have a material adverse effect on domestic and global steel pricing and could result in increased steel imports into the United States.

        The significant growth of new Chinese steel production capacity that began in the 2000s, coupled with the slowdown in Chinese steel consumption, has resulted in Chinese steel production capacity that far exceeds that country's current demand and has made China a major global exporter of steel. This combination of a slowdown in China's economic growth and steel consumption and its own expansion of steelmaking capacity generally results in a weakening of steel pricing. Should Chinese steelmaking capacity remain the same or further increase in relation to its demand, China might not only remain a net exporter of steel, but many Asian and European steel producers whose steel output previously fed China's steel import needs could redirect their steel into the U.S. market through increased steel imports, causing a further erosion of margins or negatively impacting our ability to increase our prices.

The recent global economic downturn and the difficult conditions in the global industrial, capital and credit markets that resulted, have adversely affected and may continue to adversely affect our industry, as well as the industries of many of our customers and suppliers upon whom we are dependent.

        Many of the markets in which our customers participate, such as automotive, construction, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets, are cyclical in nature and experience significant fluctuations in demand for our steel products based on economic conditions, consumer demand, raw material and energy costs, and decisions by our government to fund or not fund infrastructure projects such as highways, bridges, schools, energy plants, railroads and transportation facilities. Many of these factors are beyond our control. These markets are highly competitive, to a large extent driven by end-use markets, and may experience overcapacity, all of which may affect demand for and pricing of our products.

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

        Steel producers require large amounts of raw materials, including scrap metal and scrap substitute products such as pig iron, pelletized iron and other supplies such as graphite electrodes and ferroalloys. Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. The prices for scrap have varied significantly, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. Moreover, some of our integrated steel producer competitors are not as dependent as we are on scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, give them a raw material cost advantage over mini-mills. While our vertical integration into the metals recycling business, through our OmniSource operations, and into the ironmaking business, through our Iron Dynamics facility, should enable us to continue being a cost-effective supplier to our steelmaking operations, for some of our metallics requirements, we will still need to rely on other metallics and raw material suppliers, as well as upon general industry supply conditions for the balance of our needs. The idling of our Minnesota ironmaking operations in May 2015 may hinder or delay our ability to be a cost-effective supplier to our steelmaking operations during periods of high raw material costs.

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

        The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, global price fluctuations, and the availability and cost of transportation.

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

        Fluctuations in the value of the dollar can be expected to affect our business. A strong U.S. dollar, such as was experienced in 2015, makes imported products less expensive, potentially resulting in more imports of steel products into the U.S. by our foreign competitors, while a weak U.S. dollar may have the opposite impact on imports.

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

        Compliance with environmental laws and regulations, which affect our steelmaking, metals recycling and ironmaking operations, is a significant factor in our business. We are required to obtain and comply with environmental permits and licenses, and failure to obtain or renew or the violation of any permit or license could result in substantial fines and penalties, suspension of operations and/or the closure of a subject facility. Similarly, delays, increased costs and/or the imposition of onerous conditions to the securing or renewal of operating permits could have a material adverse effect on these operations.

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

        Our manufacturing and metals recycling operations produce significant amounts of by-products, some of which are handled as solid or hazardous waste. For example, our mills generate electric arc furnace (EAF) dust, which the United States Environmental Protection Agency (U.S. EPA) and other regulatory authorities classify as hazardous waste and regulate accordingly.

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

  •
  sell or transfer assets; and

  •
  enter into mergers, acquisitions or consolidations, or some joint ventures.

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

We may face significant price and other forms of competition from other steel producers, scrap processors and alternative materials, which could have a material adverse effect on our business, financial condition, results of operation, or prospects.

        The global markets in which steel companies and scrap processors conduct business are highly competitive and became even more so due to the slow and uneven recovery from the global economic downturn and consolidations in the steel and scrap industries. Additionally, in many applications, steel competes with other materials, such as aluminum, cement, composites, plastics, carbon fiber, glass and wood. Increased use of alternative materials could decrease demand for steel and combined with increased competition could cause us to lose market share, increase expenditures or reduce pricing, any one of which could have a material adverse effect on our business, financial condition, results of operations or prospects. The global steel industry suffers from over-capacity, and that excess capacity intensifies price competition in some of our products. A decrease in the global demand for steel scrap, due to market or other conditions, generally causes a decrease in the price of scrap metals. A decrease in price could result in some scrap generators exiting the marketplace which could further decrease the availability of scrap. This shortage in availability of scrap could have a material adverse effect on both our steelmaking and our metals recycling operations and thus on our business, financial condition, results of operations or prospects.

We are subject to significant risks relating to changes in commodity prices and may not be able to effectively protect against these risks.

        We are exposed to commodity price risk during periods where we hold title to scrap metal products that we may hold in inventory for processing or resale. Prices of commodities, including scrap, can be volatile due to numerous factors beyond our control. In an increasing price environment for raw materials, competitive conditions may limit our ability to pass on price increases to our consumers. In a decreasing price environment for processed scrap, we may not have the ability to fully recoup the cost of raw materials that we procure, process, and sell to our customers. In addition, new entrants into the market areas we serve could result in higher purchase prices for raw materials and lower margins from our scrap. We have not hedged positions in certain commodities, such as ferrous scrap, where futures markets are not well established. Thus, our sales and inventory position will be vulnerable to adverse changes in commodity prices, which could materially adversely impact our operating and financial performance.

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

        Our growth strategy subjects us to various risks. As part of our growth strategy, we may expand existing facilities, enter into new product or process initiatives, acquire or build additional plants, acquire other businesses and assets, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

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

Impairment charges could adversely affect our results of operations.

        We periodically test goodwill, intangible assets and long-lived assets to determine whether their estimated fair value is less than their value recorded on our balance sheet. If we determine that the fair value of any of these assets is less than the value recorded on our balance sheet, we will incur non-cash impairment charges that could adversely affect our results of operations.

        During the fourth quarter of 2014, we assessed the carrying value of the Minnesota ironmaking operations' fixed assets, and determined that the future estimated cash flow did not support the value in place. Therefore, we recorded a pre-tax, non-cash asset impairment charge of $260 million, and based on our joint venture ownership percentage, reduced consolidated company net income by $132.6 million. Due to a significant and sustained decline in global pig iron pricing, which resulted in the cost of iron nugget production being higher than product selling values, we indefinitely idled our Minnesota ironmaking operations in May 2015.

        During the fourth quarter of 2015, as a part of our annual goodwill and indefinite-lived intangible asset assessment, it was determined that the fair market value of our metals recycling operations was less than its carrying value, due to the sustained weak global scrap commodity outlook. We determined that the carrying value of the metals recycling operations was impaired, resulting in pretax non-cash goodwill, trade name, and other related asset impairment charges of $428.5 million.

We are subject to litigation and legal compliance risks which could adversely affect our financial condition, results of operations and liquidity.

        We are involved, along with two other remaining steel manufacturing company defendants, in a class action antitrust suit in federal court in Chicago, Illinois, originally against eight companies. The Complaint alleges a conspiracy on the part of the original defendants to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a specified period between 2005 and 2007, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products. The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period. In addition, another similar complaint was filed in December 2010 purporting to be on behalf of indirect purchasers of steel products in Tennessee. All Complaints have been consolidated in the Chicago action and seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. Following an extensive period of discovery and related motions concerning class certification matters, the Court, on September 9, 2015, certified a class, limited, however, to the issue of the alleged conspiracy alone, and denied class certification on the issue of antitrust impact and damages. As a result, some additional discovery is ongoing. We have also filed a motion for summary judgment, as has co-defendant SSAB, and this is currently pending.

        Due to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation. Based on the information available at this time, we have determined that there is not presently a "reasonable possibility" (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity. Although not presently necessary or appropriate to make a dollar estimate of exposure to loss, if any, in connection with the above matter, we may in the future determine that a loss accrual is necessary. Although we may make loss accruals, if and as warranted, any amounts that we may accrue from time to time could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. Additionally, an adverse result could have a material effect on our financial condition, results of operations and liquidity.

        We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes.

        In addition to risks associated with our environmental and other regulatory compliance, our international operations are subject to complex foreign and U.S. laws and regulations, including the Foreign Corrupt Practices Act, regulations related to import-export controls, the Office of Foreign Assets Control, and other laws and regulations, each of which may increase our cost of doing business and expose us to increased risk.

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

We have incurred, and may incur in the future, costs to idle facilities, idled facility carrying costs, or increased costs to resume production at idled facilities.

        Due to a significant and sustained decline in global pig iron pricing, which resulted in the cost of iron nugget production being higher than product selling values, we indefinitely idled our Minnesota ironmaking operations in May 2015. We incurred approximately $34.8 million (inclusive of noncontrolling interest of $5.1 million) of expenses related to the idling, including $21.0 million of non-cash inventory valuation adjustments. We currently incur minor ongoing carrying costs related to these idled facilities and, should we in the future resume production, we would incur further costs related to preparing the Minnesota ironmaking operations for operation, perform any required repairs and maintenance, and training employees.

        Should economic or market conditions dictate, we may in the future idle additional facilities, which may require us to incur additional idling and carrying costs related to those facilities, as well as further increased costs should production be resumed at any idled facility, which could have an adverse effect on our financial results and results of operations.

We may face risks to the security of our information technology.

        Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted cybercrime pose a risk to the security of our systems, our information networks, and to the confidentiality, availability and integrity of our data, as well as to the functionality of our automated and electronically controlled manufacturing operating systems. Although we have adopted procedures and controls to protect our information and operating technology, including sensitive proprietary information and confidential and personal data, there can be no assurance that a system or network failure, or security breach, will be prevented. This could lead to system interruption, production delays or downtimes and operational disruptions, the disclosure, modification or destruction of proprietary and other key information, which could have an adverse effect on our reputation, financial results and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table describes our more significant properties as of December 31, 2015. These properties are owned by us and not subject to any significant encumbrances, or are leased by us. We believe these properties are suitable and adequate for our current operations and are appropriately utilized. For additional information regarding our facilities please refer to Item 1. Business.

Operations	Location	Description	Site Acreage Owned		Site Acreage Leased
Steel Operations Segment*
Butler Flat Roll Division:
Butler Operations	Butler, IN	Flat Roll Steel Mill and Coating Facility	1,082		—
Jeffersonville Operations	Jeffersonville, IN	Flat Roll Steel Coating Facility	27		10
Columbus Flat Roll Division	Columbus, MS	Flat Roll Steel Mill and Coating Facility	277		1,422
The Techs	Pittsburgh, PA	Flat Roll Steel Coating Facilities	16		2
Structural and Rail Division	Columbia City, IN	Structural and Rail Steel Mill	699		—
Engineered Bar Division	Pittsboro, IN	Engineered Bar Steel Mill and Finishing Facility	285		—
Roanoke Bar Division	Roanoke, VA	Merchant Bar Steel Mill	290		—
Steel of West Virginia	Huntington, WV	Specialty Shapes Steel Mill and Finishing Facility	49		6
Steel of West Virginia	Wurtland, KY		28		—
Steel of West Virginia	Memphis, TN		4		—
Iron Dynamics	Butler, IN	Liquid Ironmaking Facility	25		—
Metals Recycling Operations Segment
OmniSource (representing over 75 locations):
Georgia	Athens, Georgia	Ferrous and Nonferrous Scrap Processing	22		—
Indiana	Multiple Cities	Ferrous and Nonferrous Scrap Processing	484		28
Michigan	Multiple Cities	Ferrous and Nonferrous Scrap Processing	223		—
North Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	446		7
Ohio	Multiple Cities	Ferrous and Nonferrous Scrap Processing	212		21
South Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	157		—
Tennessee	Multiple Cities	Ferrous and Nonferrous Scrap Processing	44		—
Virginia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	196		—
Steel Fabrication Operations Segment
New Millennium Building Systems:
Joist and Deck Operations	Butler, IN	Steel Joist and Deck Fabrication Facility	95		—
Joist and Deck Operations	Lake City, FL	Steel Joist and Deck Fabrication Facility	75		—
Joist and Deck Operations	Salem, VA	Steel Joist and Deck Fabrication Facility	62		—
Joist and Deck Operations	Hope, AR	Steel Joist and Deck Fabrication Facility	72		—
Deck Operations	Memphis, TN	Deck Fabrication Facility	19		—
Joist Operations	Fallon, NV	Steel Joist Fabrication Facility	53		—
Deck Operations	Phoenix, AZ	Deck Fabrication Facility	—		3
Joist Operations	Juarez, MX	Steel Joist Fabrication Facility	17		—
Other Operations
Corporate Headquarters	Fort Wayne, IN	Office Building (116,000 square feet)	20		—
SDI LaFarga, LLC	New Haven, IN	Copper Wire Rod Facility	35		—
Mesabi Nugget	Hoyt Lakes, MN	Ironmaking Facility—Idled May 2015		**		**
Mesabi Mining	Hoyt Lakes, MN	Iron Ore Concentration and Grinding (Mining not developed)—Idled May 2015		**		**
Mining Resources	Chisholm, MN	Iron Ore Tailings Mining—Idled May 2015		***		***

*
For 2015, our steel mill production utilization was 79% of our estimated annual steelmaking capability, as compared to domestic and global raw steel capability utilization of 70% according to AISI (domestic) and World Steel Association data.

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

ITEM 3.    LEGAL PROCEEDINGS

        We are involved, along with two other remaining steel manufacturing company defendants, in a class action antitrust suit in federal court in Chicago, Illinois, originally against eight companies. The Complaint alleges a conspiracy on the part of the original defendants to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a specified period between 2005 and 2007, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products. The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period. In addition, another similar complaint was filed in December 2010 purporting to be on behalf of indirect purchasers of steel products in Tennessee. All Complaints have been consolidated in the Chicago action and seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. Following an extensive period of discovery and related motions concerning class certification matters, the Court, on September 9, 2015, certified a class, limited, however, to the issue of the alleged conspiracy alone, and denied class certification on the issue of antitrust impact and damages. As a result, some additional discovery is ongoing. We have also filed a motion for summary judgment, as has co-defendant SSAB, and this matter is currently pending.

        Due, however, to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation. Based on the information available at this time, we have determined that there is not presently a "reasonable possibility" (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity. Although not presently necessary or appropriate to make a dollar estimate of exposure to loss, if any, in connection with the above matter, we may in the future determine that a loss accrual is necessary. Although we may make loss accruals, if and as warranted, any amounts that we may accrue from time to time could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. Additionally, an adverse result could have a material effect on our financial condition, results of operations and liquidity.

        We are also involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

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

	Common Stock Market Price
			Dividends Declared
	High	Low
2015
First Quarter	$20.94	$16.51	$0.1375
Second Quarter	23.17	19.50	0.1375
Third Quarter	21.73	16.52	0.1375
Fourth Quarter	19.71	16.23	0.1375
2014
First Quarter	$19.53	$15.80	$0.115
Second Quarter	19.07	17.00	0.115
Third Quarter	25.51	17.75	0.115
Fourth Quarter	23.58	18.83	0.115

        As of February 17, 2016, we had 243,186,659 shares of common stock outstanding and held beneficially by approximately 20,600 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,540) is not representative of the number of beneficial holders.

        We declared our first quarterly cash dividend during July 2004 and continued quarterly dividends throughout 2015. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured revolving credit agreement and the indenture relating to our senior notes restrict the amount of cash dividends we can pay.

Total Return Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Steel Dynamics, Inc., the NASDAQ Composite Index, and the S&P Steel Index

*
$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected consolidated financial and operating data of Steel Dynamics, Inc. The selected consolidated operating, other financial and balance sheet data as of and for each of the years in the five-year period ended December 31, 2015, were derived from our audited consolidated financial statements. You should read the following data in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

        You should also read the following information in conjunction with the data in the table on the following page:

  •
  In the fourth quarter of 2015, we recorded pretax non-cash impairment charges related to goodwill, trade name and certain other assets associated with OmniSource, the company's metal recycling operations, which reduced 2015 operating income by $428.5 million, and net income and net income attributable to Steel Dynamics, Inc. by $268.7 million, and basic and diluted earnings per share by $1.11.

  •
  In the fourth quarter 2014, we recorded a non-cash impairment charge associated with the company's Minnesota ironmaking operations, which reduced 2014 operating and pretax income by $260.0 million, net income by $179.1 million, net income attributable to Steel Dynamics, Inc. by $132.6 million, and basic and diluted earnings per share by $0.55.

  •
  On September 16, 2014, we completed the acquisition of Severstal Columbus, LLC (Columbus Flat Roll Division). Located in northeast Mississippi, Columbus Flat Roll Division is one the newest and most technologically advanced sheet steel electric arc furnace mills in North America. Columbus Flat Roll Division operations are reflected in our steel operations from the date of acquisition.

  •
  For purposes of calculating our "ratio of earnings to fixed charges", earnings consist of earnings from continuing operations before income taxes, extraordinary items and before adjustments for noncontrolling interests, adjusted for the portion of fixed charges deducted from these earnings, plus amortization of capitalized interest (Adjusted earnings (losses)). Fixed charges consist of interest on all indebtedness, including capitalized interest, and amortization of debt issuance costs.

  •
  Adjusted losses in 2015 of ($81.0) million are not sufficient to cover fixed charges of $154.4 million, by $235.4 million. Adjusted losses in 2015 of ($81.0) million include $428.5 million of pretax non-cash asset impairment charges related to OmniSource as noted above. Without the impact of these non-cash asset impairment charges, 2015 would reflect adjusted earnings of $347.5 million and a ratio of earnings to fixed charges of 2.20x.

  •
  Adjusted earnings in 2014 of $309.3 million include $260.0 million of pretax non-cash asset impairment charges related to our Minnesota ironmaking operations as noted above. Without the impact of these non-cash asset impairment charges, 2014 adjusted earnings would increase from $309.3 million to $569.3 million, resulting in a ratio of earnings to fixed charges of 4.07x.

  •
  For purposes of calculating our "operational working capital" for all periods presented, we consider amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt as reported on our consolidated balance sheets.

  •
  The company adopted FASB ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a deduction from the corresponding debt liability, rather than as a separate asset, on December 31, 2015, and applied the new guidance retrospectively to all prior periods presented in the financial statements and Selected Financial Data presented in this Item 6. As a result of the adoption, deferred debt issuance costs of $42.3 million, $26.5 million, $28.4 million, and $24.3 million were reclassified from Other Assets to a reduction of Long Term Debt in our December 31, 2014, 2013, 2012, and 2011, respectively, consolidated balance sheets.

  •
  The company adopted FASB ASU 2015-17, Income Taxes (Topic 740), which requires an entity to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating into current and noncurrent amounts, on December 31, 2015, and applied the new guidance retrospectively to all prior periods presented in the financial statements and Selected Financial Data presented in this Item 6. As a result of the adoption, current deferred income tax assets of $35.5 million, $18.0 million, $23.4 million, and $25.3 million were reclassified as a reduction of noncurrent deferred tax liabilities in our December 31, 2014, 2013, 2012, and 2011, respectively, consolidated balance sheets.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars and shares in thousands, except per share data)
Operating data:
Net sales	$7,594,411	$8,755,952	$7,372,924	$7,290,234	$7,997,500
Gross profit	731,718	966,211	719,144	719,898	931,518
Operating income (loss)	(72,784)	320,320	386,525	391,165	584,820
Asset impairment charges reflected in operating income (loss)	(428,500)	(260,000)	(308)	(8,250)	—
Net income (loss)	(145,170)	91,650	163,516	142,281	265,692
Net income (loss) attributable to Steel Dynamics, Inc.	(130,311)	157,024	189,314	163,551	278,120
Basic earnings (loss) per share	$(.54)	$0.68	$0.86	$0.75	$1.27

Weighted average common shares outstanding	242,017	232,547	220,916	219,159	218,471

Diluted earnings (loss) per share	$(0.54)	$0.67	$0.83	$0.73	$1.22

Weighted average common shares and share equivalents outstanding	242,017	242,078	238,996	236,624	235,992

Dividends declared per share	$0.55	$0.46	$0.44	$0.40	$0.40

Other financial data:
Capital expenditures	$114,501	$111,785	$186,843	$223,525	$167,007
Ratio of earnings (losses) to fixed charges	Note—prior page	2.21x	3.00x	2.31x	3.40x
Ratio of earnings, excluding asset impairment charges, to fixed charges	2.20x	4.07x	3.01x	2.36x	3.40x
Other data:
Shipments:
Steel operations segment (net tons)	8,328,150	7,358,366	6,119,884	5,832,776	5,842,694
Metals recycling operations segment
Ferrous metals (gross tons)	5,139,506	5,566,238	5,505,995	5,647,058	5,879,729
Nonferrous metals (thousands of pounds)	1,082,777	1,173,771	1,052,494	1,051,333	1,066,648
Steel fabrication operations segment (net tons)	492,890	480,509	366,676	295,161	217,838
Steel operations segment production (net tons)	8,528,885	7,376,657	6,266,507	5,884,775	5,931,833
Shares outstanding (in thousands)	243,090	241,449	222,867	219,523	218,874
Number of employees	7,510	7,780	6,870	6,670	6,530
Balance sheet data:
Cash and equivalents, and short-term commercial paper	$727,032	$361,363	$395,156	$407,437	$475,591
Operational working capital	1,246,408	1,723,208	1,405,736	1,281,765	1,276,916
Net property, plant and equipment	2,951,210	3,123,906	2,226,134	2,231,198	2,193,745
Total assets	6,202,082	7,233,159	5,888,534	5,763,561	5,929,604
Long-term debt (including current maturities)	2,594,656	2,981,849	2,081,110	2,173,832	2,355,819
Equity	2,545,111	2,795,527	2,495,855	2,377,842	2,299,900

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This report contains some predictive statements about future events, including statements related to conditions in the steel and metallic scrap markets, our revenues, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements, which we generally precede or accompany by such typical conditional words as "anticipate," "intend," "believe," "estimate," "plan," seek," "project"' or "expect," or by the words "may," "will," or "should," are intended to be made as "forward-looking," subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve both known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of uncertain economic conditions; (2) cyclical and changing industrial demand; (3) changes in conditions in any of the steel or scrap-consuming sectors of the economy which affect demand for our products, including the strength of the non-residential and residential construction, automotive, appliance, pipe and tube, and other steel-consuming industries; (4) fluctuations in the cost of key raw materials (including steel scrap, iron units, and energy costs) and our ability to pass-on any cost increases; (5) the impact of domestic and foreign import price competition; (6) unanticipated difficulties in integrating or starting up new or acquired businesses; (7) risks and uncertainties involving product and/or technology development; and (8) occurrences of unexpected plant outages or equipment failures.

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

Operating Statement Classifications

        Net Sales.    Net sales from our operations are a factor of volumes shipped, product mix and related pricing. We charge premium prices for certain grades of steel, product dimensions, certain smaller volumes, and for value-added processing or coating of the steel products. Except for our steel fabrication operations, we recognize revenue from sales and the allowance for estimated costs associated with returns from these sales at the time the title of the product is transferred to the customer. Provision is made for estimated product returns and customer claims based on estimates and actual historical experience. Net sales from steel fabrication operations are recognized from construction contracts utilizing a percentage of completion methodology based on steel tons used on completed units to date as a percentage of estimated total steel tons required for each contract.

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

2015 Overview

        We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking and coating capability of approximately 11 million tons, and actual recycling volumes. The primary sources of our revenues and operating income are from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joist and deck products. In the third quarter 2015, we changed our reportable segments consistent with how we currently manage the business, representing three reporting segments: steel operations, metals recycling operations, and steel fabrication operations.

  Metals Recycling Operations Segment Asset Impairment Charges

  In the fourth quarter of 2015, we recorded pretax non-cash impairment charges related to goodwill, indefinite-lived intangibles and certain other assets associated with OmniSource, the company's metal recycling operations, which reduced 2015 operating income by $428.5 million, and net income and net income attributable to Steel Dynamics, Inc. by $268.7 million, and basic and diluted earnings per share by $1.11. During the company's 2015 annual goodwill and indefinite-lived intangible asset impairment analysis, we determined that the fair value of OmniSource was less than its carrying value, and upon the completion of the second step of the impairment analysis, that the goodwill and trade name indefinite-lived intangible assets were impaired. The OmniSource goodwill and trade name assets were written down to their respective fair values, resulting in non-cash asset impairment charges of $341.3 million and $68.5 million, respectively. Upon the December 31, 2015 determination and classification of certain OmniSource property and plant assets as held for sale, the company recorded a $10.3 million non-cash asset impairment. The company reflected a total of $428.5 million of pretax non-cash asset impairment charges in the consolidated statement of operations for the year ended December 31, 2015, within the metals recycling operations.

        Our 2015 consolidated operational and financial results were negatively impacted by decreased steel shipments (excluding Columbus Flat Roll Division for the 2015 and 2014 periods) and average steel product pricing, driven by continuing excessive and historically high levels of steel imports. While scrap costs also decreased significantly throughout 2015, steel metal margins contracted as the drop in steel selling prices was more severe than the decline of scrap costs. Underlying domestic steel consumption remained steady, as we continue to see improvements in non-residential construction, as well as steady consumption in automotive and other manufacturing segments. However, a larger portion of the domestic steel demand was served by imports in 2015 than compared to 2014. As a result of this, as well as customer destocking, domestic steel mill utilization rates decreased throughout 2015, as compared to 2014, resulting in decreased ferrous scrap shipments in our metals recycling operations. Decreased shipments, along with metal margin compression due to monthly price declines, resulted in significantly reduced profitability in our metals recycling operations in 2015, as compared to 2014. During 2015, our steel fabrication operations continued to benefit from the sustained improvements in non-residential construction demand, our market share and expanding geographic footprint, and lower steel raw material costs, resulting in significant increases in both sales and operating income, compared to 2014.

        Excluding the impact of the $428.5 million and $260.0 million in pretax non-cash impairment charges in 2015 and 2014, respectively, consolidated operating income decreased $224.6 million, or 39%, to $355.7 million in 2015, compared to $580.3 million in 2014, and net income decreased $151.3 million, or 52%, to $138.3 million, or $0.57 per diluted share, during 2015, compared with net income of $289.6 million, or $1.22 per diluted share, during 2014. The impact of the $428.5 million pretax non-cash impairment charge related to our metals recycling operations reduced 2015 net income by $268.7 million and our diluted earnings per share by $1.11. The impact of the $260.0 million pretax non-cash impairment charge related to our Minnesota ironmaking operations, including amounts attributable to noncontrolling interests of $46.5 million, reduced 2014 net income attributable to Steel Dynamics, Inc. by $132.6 million and our diluted earnings per share by $0.55.

2014 Overview

  Acquisition of Severstal Columbus, LLC. (Columbus Flat Roll Division)

  On September 16, 2014, we completed our acquisition of Columbus Flat Roll Division, on a debt-free basis, for a purchase price of $1.625 billion, with additional working capital adjustments of $44.4 million. The Columbus Flat Roll Division acquisition was funded through the issuance of $1.2 billion of senior notes, borrowings under our senior secured credit facility, and available cash. We purchased Columbus Flat Roll Division to significantly expand and diversify our steel operating base, with the addition of 3.4 million tons of hot roll steel production capacity. The product offerings are diversified with respect to width, gauge, and strength, when compared to the capabilities of our Butler Flat Roll Division. Located in northeast Mississippi, Columbus Flat Roll Division is one of the newest and most technologically advanced sheet steel electric arc furnace mills in North America, with access to non-energy related pipe and tube, oil country tubular goods (OCTG) and automotive markets. Additionally, Columbus Flat Roll Division is advantageously located to serve the growing markets in the southern U.S. and Mexico, providing geographic diversification and growth opportunities. Columbus Flat Roll Division operating results have been reflected in our financial statements since the effective date of the acquisition, in the steel operations. Columbus Flat Roll Division reported revenues of $638.3 million and pretax income of $56.1 million during the September 16 to December 31, 2014, period, before giving effect to $26.4 million of purchase accounting related cost of goods sold expenses associated with the step-up in inventory, fixed assets and intangible assets, and $25.2 million of acquisition and related costs that are included in other expenses in the consolidated statement of operations for the year ended December 31, 2014.

  Minnesota Ironmaking Operations Impairment

  During the fourth quarter of 2014, our Minnesota ironmaking operations reached a steady operating state, indicating a consistency in the operation's production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials. Given this, we undertook an assessment of the recoverability of the carrying value of our Minnesota ironmaking operation's fixed assets. Given our outlook at that time regarding future operating costs and product pricing, we concluded that the carrying value of these fixed assets was no longer fully recoverable, and the fixed assets were in fact impaired. This assessment resulted in a $260.0 million pretax non-cash impairment charge, including amounts attributable to noncontrolling interests of $46.5 million, which reduced net income attributable to Steel Dynamics, Inc. by $132.6 million. The impact of losses from our Minnesota ironmaking operations on 2014 net income, including the impact of the $260.0 million of pretax non-cash impairment charges, was approximately $165.9 million. Excluding the $260.0 million in pretax non-cash asset impairment charges, the impact of Minnesota ironmaking operations on 2014 net income attributable to Steel Dynamics, Inc. was approximately $33.3 million, as compared to approximately $41.9 million in 2013.

        Net sales in 2014 of $8.8 billion increased 19% from 2013 net sales of $7.4 billion, due to increased shipments in all of our operating segments, and higher average selling prices in our steel and steel fabrication operations. We achieved record volumes in our steel and steel fabrication operations, which reported increased shipments of 19% (4% without Columbus Flat Roll Division) and 31%, respectively, in 2014, as compared to 2013. Demand continued to be strong in the automotive and manufacturing markets, the non-residential construction markets continued to improve, and we began to realize sales from our new special-bar-quality smaller-diameter rolling mill at our Engineered Bar Products Division and from our premium rail expansion at our Structural and Rail Division. Our metal spreads in steel and steel fabrication operations also improved, as market pricing increased to a greater degree than raw materials costs. Plant utilization was also strong, which resulted in volume-related cost compression in our steel and steel fabrication operations. While shipments increased at our metals recycling operations, operating income decreased in 2014, when compared to 2013, due to decreases in metal spreads. The impact of losses from our Minnesota ironmaking operations on 2014 net income, reflected in "Other", including the impact of the $260.0 million of pretax non-cash asset impairment charges, was approximately $165.9 million, or $0.69 per diluted share, as compared to approximately $42 million, or $0.18 per diluted share in 2013. As a result of the above, net income in 2014, including the impact of impairment charges, decreased $32.3 million or 17%, to $157.0 million, or $0.67 per diluted share.

        Excluding the impact of the $260.0 million in pretax non-cash asset impairment charges, consolidated operating income increased $193.8 million, or 50%, to $580.3 million in 2014, compared to $386.5 million in 2013, and net income increased $100.3 million, or 53%, to $289.6 million, or $1.22 per diluted share, during 2014, compared with net income of $189.3 million, or $0.83 per diluted share, during 2013. The impact of the $260.0 million pretax non-cash asset impairment charge related to our Minnesota ironmaking operations, including amounts attributable to noncontrolling interests of $46.5 million, reduced net income attributable to Steel Dynamics, Inc. by $132.6 million and our diluted earnings per share by $0.55.

Segment Operating Results (dollars in thousands)

	Years Ended December 31,
	2015	% Change	2014	% Change	2013
Net sales
Steel Operations Segment	$5,422,475	(7)%	$5,821,578	24%	$4,684,847
Metals Recycling Operations Segment	2,337,716	(34)%	3,539,206	8%	3,274,866
Steel Fabrication Operations Segment	673,399	7%	631,808	44%	439,655
Other	314,847	(33)%	468,505	57%	299,079

Total	8,748,437		10,461,097		8,698,447
Intra-company	(1,154,026)		(1,705,145)		(1,325,523)

Consolidated	$7,594,411	(13)%	$8,755,952	19%	$7,372,924

Operating income (loss)
Steel Operations Segment	$403,216	(41)%	$683,609	32%	$516,125
Metals Recycling Operations Segment(1)	(448,137)	(1,823)%	26,014	(38)%	41,949
Steel Fabrication Operations Segment	115,947	123%	51,894	641%	7,003
Other(2)	(148,784)	67%	(445,549)	(150)%	(177,939)

Total	(77,758)		315,968		387,138
Intra-company	4,974		4,352		(613)

Consolidated	$(72,784)	(123)%	$320,320	(17)%	$386,525

(1)
Metals recycling operations segment operating loss of $448.1 million in 2015 includes $428.5 million of pretax non-cash goodwill and other related asset impairment charges.

(2)
Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that were indefinitely idled in May 2015, and several smaller joint ventures. Also included in "Other" are certain unallocated corporate accounts, such as the company's senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses. Operating loss of $445.5 million in 2014 includes $260.0 million of pretax non-cash asset impairment charges related to our Minnesota ironmaking operations.

Steel Operations Segment

        Steel Operations Segment.    Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and ten downstream coating lines, and IDI, our liquid pig production facility that supplies solely our Butler Flat Roll Division mill. Our steel operations sell directly to end users and service centers (see Item 1 to this Form 10-K). These products are used in numerous industry sectors, including the automotive, construction, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. During 2015, 2014, and 2013, our steel operations accounted for 69%, 63%, and 61% respectively, of our consolidated net sales.

  Sheet Products.    Our sheet products operations consist of Butler and Columbus (acquired September 16, 2014) Flat Roll Divisions, and our downstream coating lines, including The Techs. These operations sell a broad range of sheet steel products, such as hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll and galvanized. Butler Flat Roll Division sells other products such as Galvalume® and painted products, while Columbus Flat Roll Division sells other products used to produce non-energy line pipe, and is currently in the construction phase of a $100 million expansion to add painted and Galvalume® capacity. The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in non-automotive applications.

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

Steel Operations Segment Shipments (tons):

	Years Ended December 31,
	2015	% Change	2014	% Change	2013
Shipments:
Butler Flat Roll Division	2,539,399		2,917,259		2,904,149
Columbus Flat Roll Division	2,598,939		873,661		—
The Techs	667,661		714,158		669,608

Sheet products	5,805,999	29%	4,505,078	26%	3,573,757
Structural and Rail Division	1,185,109		1,324,935		1,178,606
Engineered Bar Products Division	509,083		646,731		488,393
Roanoke Bar Division	515,440		572,373		569,260
Steel of West Virginia	312,519		309,249		309,868

Long products	2,522,151	(12)%	2,853,288	12%	2,546,127

Total shipments	8,328,150	13%	7,358,366	20%	6,119,884
Intra-segment shipments	(222,025)		(241,656)		(135,938)

Steel operations segment shipments	8,106,125	14%	7,116,710	19%	5,983,946

External shipments	7,703,749	15%	6,704,714	19%	5,628,632

 Steel Operations
Shipments and Average Selling Price

Segment Results 2015 vs. 2014

        Overall steel operations performance in 2015 compared to 2014 was negatively impacted by continuing excessive and historically high levels of steel imports, customers destocking inventories, and sharply falling steel and scrap prices. Domestic steel consumption was relatively steady during 2015, with strong automotive and improving non-residential steel markets, but a large portion of the domestic consumption was served by imports. Net sales for the steel operations decreased 7% in 2015, when compared to 2014, as a 14% increase in steel operations shipments was more than offset by a decrease of $149 per ton, or 18%, in average selling prices. In spite of solid overall domestic steel demand, average selling prices decreased throughout 2015 due to elevated levels of imported steel into the United States and significant reductions in the cost of scrap, which also caused uncertainty for steel consumers. Steel operations shipments increased 14% in 2015 compared to 2014 with the inclusion of Columbus Flat Roll Division for the full year of 2015 (acquired September 16, 2014), as 2015 sales volumes, excluding them, were down 12% compared to 2014.

        Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost. During 2015 and 2014, our metallic raw material costs represented 55% and 65%, respectively, of our steel operations' manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations decreased $105, or 29%, in 2015, compared with 2014, consistent with overall declines in scrap market pricing.

        Decreases in steel selling prices more than offset decreases in raw material cost per ton, resulting in 2015 metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed) contracting significantly compared to 2014. Thus, despite increased shipments from the inclusion of Columbus Flat Roll Division for the full year 2015 versus only four and a half months in 2014, operating income for the steel operations decreased 41%, to $403.2 million, compared to 2014.

Segment Results 2014 vs. 2013

        Net sales for steel operations increased in 2014 by $1.1 billion, or 24%, ($638.3 million, or 13%, of which related to the addition of Columbus Flat Roll Division), compared to 2013, with the segment achieving record shipments of 7.4 million tons in 2014. Selling volumes increased for both our sheet products (26%, of which 24% was related to Columbus Flat Roll Division) and long products (12%) in 2014, compared to 2013, and overall product mix shifted somewhat toward sheet products with the acquisition of Columbus Flat Roll Division. Our Engineered Bar Products and Structural and Rail Divisions achieved increased shipments of 32% and 12%, respectively. Demand for our sheet products remained strong in the automotive and manufacturing markets. Customer demand for our special-bar-quality products strengthened from the prior year, and we began selling smaller diameter products produced from our recent expansion project. Demand for structural steel products improved with the continued growth in the non-residential construction market, and we began to realize sales from our expansion into premium rail. In addition, despite pressure from increased imports in 2014, our average steel selling prices improved by $35 per ton, or 4%, over those in 2013 on the strength of improved domestic market demand in 2014.

        Our metallic raw material cost per net ton consumed in our steel operations increased $7 in 2014 compared with 2013. During 2014 and 2013, our metallic raw material costs represented 65% of our steelmaking operations' manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. As a result of record shipments and metal spread, operating income for the steel operations increased 32%, to $683.6 million in 2014, compared to $516.1 million in 2013.

Metals Recycling Operations Segment

        Metals Recycling Operations Segment.    Metals recycling operations consists solely of OmniSource, our metals recycling, processing, and ferrous scrap procurement operations. OmniSource sells ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations accounted for 19%, 25%, and 31% of our consolidated net sales in 2015, 2014, and 2013, respectively.

Metals Recycling Operations Segment Shipments:

	Years Ended December 31,
	2015	% Change	2014	% Change	2013
Ferrous metal (gross tons)
Total	5,139,506	(8)%	5,566,238	1%	5,505,995
Inter-company	(2,755,218)		(2,673,777)		(2,422,736)

External shipments	2,384,288	(18)%	2,892,461	(6)%	3,083,259

Nonferrous metals (thousands of pounds)
Total	1,082,777	(8)%	1,173,771	12%	1,052,494
Inter-company	(85,410)		(89,078)		(18,450)

External shipments	997,367	(8)%	1,084,693	5%	1,034,044

Segment Results 2015 vs. 2014

        Overall metals recycling operations performance in 2015 compared to 2014 was negatively impacted by excess domestic scrap competition, a strong U.S. dollar tempering scrap exports, and lower domestic steel mill utilizations, resulting in substantial decreases in selling prices. Metals recycling operations net sales decreased 34% in 2015 as compared to 2014, with ferrous and nonferrous volumes both decreasing 8% in 2015, as compared to 2014. Similarly, both ferrous and nonferrous selling prices declined 37% and 18%, respectively, during 2015, as compared to 2014, consistent with overall declines in scrap market selling prices. Metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) for ferrous and nonferrous materials contracted 14% and 18%, respectively, during 2015 as compared to 2014 as selling prices declined more than scrap costs. Operating loss for the metals recycling operations in 2015 of $448.1 million includes $428.5 million of pretax non-cash asset impairment charges related to goodwill, trade name and other assets. Excluding the impairment charges, metals recycling operations segment operating loss is $19.6 million compared to operating income of $26.0 million in 2014.

Segment Results 2014 vs. 2013

        Net sales for metals recycling operations increased 8% in 2014 as compared to 2013, as nonferrous volumes increased 12% with steady pricing, while ferrous volumes were slightly higher and selling prices increased 2%. Operating income for the metals recycling operations decreased $15.9 million, or 38%, in 2014, when compared to 2013, as the decreases in both ferrous and nonferrous metal spreads of 8% and 2%, respectively, more than offset the impact of the increased nonferrous, and to a lesser degree, ferrous shipments.

Steel Fabrication Operations Segment

        Steel Fabrication Operations Segment.    Steel fabrication operations consist of our eight New Millennium Building Systems plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 9%, 7%, and 6% of our consolidated net sales during 2015, 2014, and 2013, respectively.

Steel Fabrication Operations

Sales Volumes and Average Selling Price

Segment Results 2015 vs. 2014

        Overall steel fabrication operations performance in 2015 compared to 2014 was positively impacted by a recovering non-residential construction market, increased average selling prices, and lower costs of manufacturing due to lower steel input prices. Net sales for the steel fabrication operations increased $41.6 million, or 7%, in 2015, compared to 2014, as shipments increased 3% and average selling prices increased $51 per ton, or 4%, with increased demand. Our steel fabrication operations continue to realize strength in order activity and resulting shipments and selling prices, as we leverage our national operating footprint and market demand continues to improve.

        The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing more than two-thirds of the total cost of manufacturing. The average cost of steel consumed decreased by 14% in 2015, as compared to 2014, and coupled with 4% higher selling prices resulted in significantly expanded metal spreads. As a result of record shipments, increased selling prices and metal spread expansion, as well as decreased conversion costs realized from manufacturing efficiencies, operating income increased 123% to $115.9 million in 2015, as compared to $51.9 million in 2014.

        On September 14, 2015, we purchased from CSi certain of its steel deck facilities (including associated assets) and net working capital of approximately $30 million, for a purchase price of $45 million in cash. Operating results of these facilities have been reflected in our financial statements since the September 14, 2015, purchase date, in the steel fabrication operations. The purchased assets include two deck facilities located in Memphis, Tennessee, and Phoenix, Arizona. Producing both standard and premium specialty deck profiles, the new locations will allow for enhanced geographic reach into the southwestern and western markets, and further diversify New Millennium Building Systems' product offerings.

  Segment Results 2014 vs. 2013

        Steel fabrication operations net sales increased $192.2 million, or 44%, in 2014, compared to 2013, as shipments increased 31% and average selling prices increased $116 per ton, or 10%, with increased demand. Our steel fabrication operations experienced strength in order activity and resulting shipments at levels in excess of overall improving consumer demand during 2014, as we continued to leverage our national footprint to expand market share. The average cost of steel consumed increased in 2014, as compared to 2013, by $47 per ton, consistent with increased pricing in the general relevant steel market. Operating income for the steel fabrication operations of $51.9 million in 2014 was over seven times that of 2013, due to record level shipments and metal spread expansion, as well as decreased conversion costs realized from manufacturing efficiencies and from higher production volumes.

Other Operations

        Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations, which were indefinitely idled in May 2015, and several smaller joint ventures. Also included in "Other" are certain unallocated corporate accounts, such as the company's senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses. Prior to being indefinitely idled, our Minnesota ironmaking operations experienced operating losses. In addition, upon deciding to idle the Minnesota ironmaking operations and to monetize existing raw material inventory, we recorded an inventory lower-of-cost or market charge of $21.0 million (inclusive of noncontrolling interests of $3.6 million), in cost of goods sold in the second quarter 2015. Operating losses associated with our Minnesota ironmaking operations have been significantly curtailed post-idling. The impact of losses from our Minnesota ironmaking operations on 2015 net income attributable to Steel Dynamics, Inc. was approximately $27.9 million, as compared to $165.9 million in 2014.

        During the fourth quarter of 2014, our Minnesota ironmaking operations reached a steady operating state, indicating a consistency in the operation's production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials. Given this, we undertook an assessment of the recoverability of the carrying value of our Minnesota ironmaking operation's fixed assets. Given our outlook at that time regarding future operating costs and product pricing, we concluded that the carrying value of these fixed assets was no longer fully recoverable, and the fixed assets were in fact impaired. This assessment resulted in a $260.0 million pretax non-cash impairment charge, including amounts attributable to noncontrolling interests of $46.5 million, which reduced net income attributable to Steel Dynamics, Inc. by $132.6 million. The impact of losses from our Minnesota ironmaking operations on 2014 net income, including the impact of the $260.0 million of pretax non-cash impairment charges, was approximately $165.9 million. Excluding the $260.0 million in pretax non-cash impairment charges, the impact of Minnesota ironmaking operations on 2014 net income attributable to Steel Dynamics, Inc. was approximately $33.3 million, as compared to approximately $41.9 million in 2013.

Consolidated Results 2015 vs. 2014

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $376.0 million during 2015 were comparable to $385.9 million during 2014, representing approximately 4.9% and 4.4% of net sales, respectively.

        Interest Expense, net of Capitalized Interest.    During 2015, interest expense increased $17.7 million, or 12%, to $154.0 million, when compared to 2014. The increase in interest expense is due primarily to the addition of the $1.2 billion senior notes in September 2014, in conjunction with our acquisition of Columbus Flat Roll Division, partially offset by the conversion or payoff at maturity of $287.5 million of 5.125% convertible notes in June 2014, and the call of our $350.0 million 7 5/8% Senior Notes due 2020 in March 2015.

        Other Expense, net.    During 2015, net other expense of $15.4 million included $16.7 million of call premium and other financing costs associated with the March 2015 senior notes call and prepayment. Net other expense of $18.3 million in 2014 included $25.2 million of acquisition and financing costs associated with our September 2014 Columbus Flat Roll Division acquisition.

        Income Tax Expense (Benefit).    During 2015, our income tax benefit was $96.9 million at an effective income tax rate of 40.0%, as compared to expense of $73.2 million resulting in an effective income tax rate of 44.4% during 2014. The higher effective tax rate in 2014 was due primarily to the impact of the increased noncontrolling interest losses, offset somewhat by increased benefits from other permanent tax benefit items, most notably the domestic manufacturing deduction.

        Included in the balance of unrecognized tax benefits at December 31, 2015, of $16.0 million are potential benefits of $11.7 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense (benefit). During the year ended December 31, 2015, we recognized benefits from the reduction of interest expense of $100,000, net of tax. In addition to the unrecognized tax benefits noted above, we had $5.2 million accrued for the payment of interest and penalties at December 31, 2015.

        We file income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The IRS is currently examining our federal income tax returns for the years 2010 and 2011. At this time we do not believe there will be any significant examination adjustments that would result in a material change to our financial position, results of operations or cash flows. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of these federal income tax audits, and state income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $7.1 million by the end of 2016. With the exception of the 2010 federal return, which is currently under examination, we are no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2011.

Consolidated Results 2014 vs. 2013

        Selling, General and Administrative Expense.    Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) were $385.9 million during 2014, as compared to $332.3 million during 2013, an increase of $53.6 million, or 16%. During 2014 and 2013, these selling, general and administrative expenses represented approximately 4.4% and 4.5% of net sales, respectively. The increase in total SG&A expenses in 2014 compared to 2013 relates most notably to the increased profit sharing, incentive compensation and stock compensation expenses of $35.5 million, which increased due to increased profitability before the Minnesota ironmaking operations asset impairment charges. While total intangible assets increased slightly due to the acquisition of Columbus Flat Roll Division, amortization of intangible assets decreased $4.2 million, or 13%, during 2014 compared to 2013 due to the accelerated amortization methods used for intangible assets related to existing customer and scrap generator relationships.

        Interest Expense, net of Capitalized Interest.    During 2014, gross interest expense increased $7.4 million, or 6%, to $139.7 million, and capitalized interest decreased $2.1 million, to $2.5 million, as compared to 2013. The decrease in interest capitalized during these periods relates to growth or expansion projects initiated in 2013 at two of our steel mills that were completed in 2014. The increase in gross interest expense is due primarily to the addition of the $1.2 billion senior notes in September 2014, in conjunction with our acquisition of Columbus Flat Roll Division, partially offset by the conversion or payoff at maturity of $287.5 million of 5.125% convertible notes in June 2014.

        Other (Income) Expense, net.    Other expense increased $22.3 million to $18.3 million during 2014, as compared to other income of $4.0 million during 2013, due primarily to $25.2 million in acquisition and finance costs associated with the acquisition of Columbus Flat Roll Division.

        Income Tax Expense (Benefit).    During 2014, our income tax expense was $73.2 million, as compared to $99.3 million during 2013, and our effective income tax rate before exclusion of noncontrolling interests was 44.4% and 37.8%, for 2014 and 2013, respectively. The higher effective income tax rate in 2014 is due primarily to the impact of the increased noncontrolling interest losses, offset somewhat by increased benefits from other permanent tax benefit items, most notably the domestic manufacturing deduction. The 2013 effective tax rate benefited from the effects of additional stock option exercises during 2013, and 2012 research and development tax credits enacted in January 2013.

Liquidity and Capital Resources

        Columbus Flat Roll Division Acquisition.    In September 2014, we issued $700.0 million of 5.125% Senior Notes due 2021 and $500.0 million of 5.500% Senior Notes due 2024 (together, the Senior Notes). The proceeds from the issuance of the Senior Notes, along with cash on hand and $117.8 million in borrowings under our senior secured credit facility were used to fund the September 16, 2014, acquisition of Columbus Flat Roll Division and related expenses.

        Capital Resources and Long-term Debt.    Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steelmaking and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations, long-term borrowings and availability under our Revolver. We had record liquidity at December 31, 2015, is as follows (in thousands):

Cash and equivalents	$727,032
Revolver availability	1,187,170

Total liquidity	$1,914,202

        Our total outstanding debt decreased $387.2 million during 2015, to $2.6 billion, due primarily to our March 2015 call and prepayment of $350.0 million in 7 5/8% senior notes due 2020. As a result, our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders' equity) decreased to 49.6% at December 31, 2015, from 51.6% at December 31, 2014.

        We have a senior secured credit facility (Facility) that matures in November 2019 which provides for a $1.2 billion Revolver along with a term loan facility. Subject to certain conditions, we also have the ability to increase the combined facility size by a minimum of $750 million. The Facility contains financial and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At December 31, 2015, we had $1.2 billion of availability on the Revolver, $12.8 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

        The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At December 31, 2015, our interest coverage ratio and net debt leverage ratio were 4.76:1.00 and 2.99:1.00, respectively. We were, therefore, in compliance with these covenants at December 31, 2015, and we anticipate we will continue to be in compliance during the next twelve months.

        Working Capital.    We generated cash flow from operations of over $1.0 billion in 2015. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) decreased $476.8 million during 2015 to $1.2 billion. Amounts invested in accounts receivable and inventories, net of accounts payable, decreased $530.5 million in conjunction with a decrease in sales and production volume and a significant decrease in the cost of scrap and steel when compared to the fourth quarter of 2014.

        Capital Investments.    During 2015 we invested $114.5 million in property, plant and equipment, consistent with the $111.8 million during 2014. Our current estimated 2016 cash allocation plan includes the investment of between $250 million and $300 million in capital expenditures in our existing and announced operations.

        Cash Dividends.    As a reflection of confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 20% to $0.1375 per share in 2015 (from $0.115 per share in 2014), resulting in declared cash dividends of $133.2 million during 2015, compared to $108.6 million during 2014. We paid cash dividends of $127.6 million and $105.4 million during 2015 and 2014, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured credit facility and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

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

        During 2015 we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $23.6 million. Based on our current abatements and incentive credits, and utilizing our existing long-lived asset structure, we estimate the remaining annual benefit to our future operations to be approximately $23.6 million, $23.6 million, $11.9 million, $2.5 million, $1.4 million, $1.3 million, and $1.2 million during the years 2016 through 2022, respectively.

Contractual Obligations and Other Long-Term Liabilities

        We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted accounting principles. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2015 (in thousands):

	Payments Due By Period
	Total	2016	2017 & 2018	2019 & 2020	2021 & After
Long-term debt(1)	$2,628,134	$16,680	$31,397	$606,782	$1,973,275
Estimated interest payments on debt(2)	878,816	140,902	281,147	237,984	218,783
Purchase obligations(3)	379,364	224,850	50,756	37,158	66,600
Construction commitments(4)	69,638	69,638	—	—	—
Lease commitments	49,660	14,699	17,043	11,232	6,686
Other commitments(5)	3,134	575	750	600	1,209

Total(6)	$4,008,746	$467,344	$381,093	$893,756	$2,266,553

(1)
The long-term debt payment information presented above assumes that our term loan and senior notes remain outstanding until maturity. Refer to Note 3 to the consolidated financial statements elsewhere in this report for additional information regarding these transactions, and our long-term debt.

(2)
The estimated interest payments shown above assume interest rates of 1.90% (variable rate at December 31, 2015) on the $237.5 million term loan issued November 2014 maturing in November 2019; 6 1/8% on our $400.0 million senior unsecured notes due August 2019; 5.125% on our $700.0 million senior unsecured notes due October 2021; 6 3/8% on our $350.0 million senior unsecured notes due August 2022; 5 1/4% on our $400.0 million senior unsecured notes due March 2023; 5.500% on our $500.0 million senior unsecured notes due October 2024; 0.275% commitment fee on our available senior secured revolver; and an average of 5.5% on our other debt of $40.6 million.

(3)
Purchase obligations include commitments we have for the purchase of electricity, natural gas and its transportation, fuel, air products, and zinc. These arrangements have "take or pay" or other similar commitment provisions. We have utilized such "take or pay" requirements during the past three years under these contracts, except for certain air products at our Minnesota ironmaking operations which were idled in May 2015.

(4)
Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2015.

(5)
Other commitments principally relate to certain pension and deferred compensation plan obligations.

(6)
We expect to make cash outlays in the future related to our unrecognized tax benefits; however, due to the uncertainty of the timing, we are unable to make reasonably reliable estimates regarding the period of cash settlement with the respective taxing authorities. Accordingly, unrecognized tax benefits and related interest and penalties of $21.2 million as of December 31, 2015, have been excluded from the contractual obligations table above. Refer to Note 4 to the consolidated financial statements elsewhere in this report for additional information.

Other Matters

Inflation

        We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

        We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2015, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $35.7 million and capital expenditures related to environmental compliance of approximately $6.2 million. Of the costs incurred during 2015 for monitoring and compliance, 78% were related to the normal transportation of certain types of waste produced in our steelmaking processes and other facilities, in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $850,000 at all of our facilities during 2015. We have an accrual of $2.2 million recorded for environmental remediation related to our metals recycling operations and $2.7 million related to Minnesota ironmaking operations. We believe, apart from our dependence on environmental construction and operating permits for our existing and any future manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations evolve and change, and we may become subject to more stringent environmental laws and regulations in the future, such as the impact of U.S. government or various governmental agencies introducing regulatory changes in response to the potential of climate change.

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

        Revenue Recognition and Allowance for Doubtful Accounts.    Except for our steel fabrication operations, we recognize revenues from sales and the allowance for estimated returns from these sales when the title of the product transfers. Provision is made for estimated product returns and customer claims based on historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. The allowance for doubtful accounts is based on the company's best estimate of probably credit losses, along with historical experience, which estimates may or may not prove accurate. Our steel fabrication operations recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to-date as a percentage of estimated total steel tons required by each contract.

        We are exposed to credit risk in the event of nonpayment by our customers, which in steel operations are principally intermediate steel processors and service centers that sell our products to numerous industry sectors, including the automotive, construction, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Our metals recycling operations sell ferrous scrap to steel mills and foundries, and nonferrous scrap, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our steel fabrication operations sell fabricated steel joists and deck primarily to the non-residential construction market. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based on known credit risks, historical loss experience and current economic conditions affecting our customers. We mitigate our exposure to credit risk by performing ongoing credit evaluations and taking further action when necessary, such as requiring letters of credit or other security interests to support the receivable from our customer. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowance may be required.

        Inventories.    We record inventories at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. We record amounts required, if any, to reduce the carrying value of inventory to its net realizable value as a charge to cost of goods sold. If product selling prices were to decline in future periods, further write-down of inventory could result, specifically raw material inventory such as scrap purchased during periods of peak market pricing. Upon deciding to idle the Minnesota ironmaking operations and to monetize existing raw material inventory, we recorded an inventory lower-of-cost or market charge of $21.0 million (inclusive of noncontrolling interests of $3.6 million), in cost of goods sold in the second quarter 2015.

        Impairments of Long-Lived Tangible and Definite-Lived Intangible Assets.    We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. We consider various factors and determine whether an impairment test is necessary, including by way of examples, a significant and prolonged deterioration in operating results and/or projected cash flows, significant changes in the extent or manner in which an asset is used, technological advances with respect to assets which would potentially render them obsolete, our strategy and capital planning, and the economic climate in markets to be served. When determining future cash flows and if necessary, fair value, we must make judgments as to the expected utilization of assets and estimated future cash flows related to those assets. We consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all other available information at the time the estimates are made. Those estimates and judgments may or may not ultimately prove accurate.

        A long-lived asset is classified as held for sale upon meeting specified criteria related to ability and intent to sell. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. As of December 31, 2015, the company reported $8.6 million of land and buildings as assets held for sale within other current assets in our consolidated balance sheet. An impairment loss is recognized for any initial or subsequent write-down of the asset held for sale to its fair value less cost to sell. Upon the December 31, 2015, determination and classification of these assets as held for sale, the company recorded a $10.3 million asset impairment charge in the consolidated statement of operations for the year ended December 31, 2015. The company determined fair value using Level 3 inputs as provided for under ASC 820, consisting of information provided by brokers and other external sources along with management's own assumptions.

        During the fourth quarter of 2014, our Minnesota ironmaking operations reached a steady state, indicating a consistency in the operation's production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials. Given this, we undertook an assessment of the recoverability of the carrying value of our Minnesota ironmaking operation's fixed assets. With our outlook at that time regarding future operating costs and product pricing, we concluded that the carrying value of these fixed assets was no longer fully recoverable, and the fixed assets were in fact impaired. This assessment resulted in a $260.0 million pretax non-cash impairment charge, including amounts attributable to noncontrolling interests of $46.5 million, which is reflected in "Other" in Note 13, Segment Information. The carrying values of the impaired assets were adjusted to their expected fair values as determined primarily on the cost approach, as well as expected future discounted cash flows income approach, using Level 3 inputs under ASC 820.

  Goodwill and Other Indefinite-Lived Intangible Assets.

        Our goodwill relates to various business combinations, and is allocated to the following reporting units at December 31(in thousands):

	2015	2014
OmniSource—Metals Recycling Operations Segment	$109,039	$456,727
Butler Flat Roll Division, Structural and Rail Division, and Engineered Bar Division—Metals Recycling Operations Segment	95,000	95,000
The Techs—Steel Operation Segment	142,783	142,783
Roanoke Bar Division—Steel Operations Segment	29,041	29,041
Columbus Flat Roll Division—Steel Operations Segment	19,682	19,682
New Millennium Building Systems—Steel Fabrication Operations Segment	1,925	1,925

	$397,470	$745,158

        At least once annually or when indicators of impairment exist, we perform an impairment test for goodwill. Goodwill is allocated to various reporting units, which are generally one level below our operating segments. We utilize a two-stepped approach to measuring goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step we compare the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows (income approach), and by using a market approach based upon an analysis of valuation metrics of comparable peer companies. If the carrying amount exceeds the fair value, we perform the second step of the test, which measures the amount of impairment loss to be recorded. In the second step, we compare the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.

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

        Our other indefinite-lived intangible assets relate to trade names acquired through various business combinations and is allocated to the following reporting units at December 31, (in thousands):

	2015	2014
OmniSource—Metals Recycling Operations Segment	$39,500	$108,000
The Techs—Steel Operations Segment	81,800	81,800

	$121,300	$189,800

        At least annually or when indicators of impairment exist, we test for indefinite-lived intangible assets for impairment through the comparison of the fair value of the specific intangible asset with its carrying amount. The fair value of the intangible asset is determined by using an estimate of future cash flows attributable to the asset and a risk-adjusted discount rate to compute a net present value of future cash flows. If the fair value is less than the carrying value, an impairment loss is recorded in an amount equal to the excess in carrying value.

        During the fourth quarter of 2015, we determined that the fair value of OmniSource was less than its carrying value, and upon the completion of the impairment analysis, that the goodwill and trade name assets were impaired. The decrease in OmniSource fair value from our prior year impairment analysis was the result of a forecasted reduction in future cash flows based on management's view of the weaker longer-term global scrap commodity outlook. This outlook became clearer in the fourth quarter of 2015 from the longevity of: 1) the prolonged strength of the U.S. dollar decreasing scrap export volume (resulting in excess domestic supply); 2) currency devaluation contributing to China and Russia supplying alternative scrap materials to Turkey, versus those coming from the U.S.; and 3) slower global growth decreasing demand for scrap. While the scrap commodity outlook deteriorated throughout much of 2015, there were indicators of improvement during the year such as the restoration of the ratio of iron ore to scrap costs to a more historically consistent relationship, as well as a mid-year scrap pricing increase, versus the monthly decreases experienced throughout much of the year, including large decreases in both the first and fourth quarters. Upon the fourth quarter decrease in selling prices and resulting metal spreads, we concluded that the impact of the factors noted above were longer-term, which resulted in our reassessment of our future long-term cash flows. The OmniSource goodwill and trade name indefinite-lived intangible assets were written down to their respective fair values, resulting in pretax non-cash asset impairment charges of $341.3 million and $68.5 million, respectively, that are reflected in asset impairment charges in the consolidated statement of operations for the year ended December 31, 2015, within the metals recycling operations.

        The 2015 annual goodwill and indefinite-lived intangible asset impairment analysis did not result in any impairment charges related to any other of our reporting units. Management does not believe that it is reasonably likely that any of our reporting units will fail step one of a goodwill or indefinite-lived asset impairment test in the near term. We will continue to monitor operating results within all reporting units throughout the upcoming year in order to determine if events and circumstances warrant interim impairment testing. Otherwise, all reporting units will again be subject to the required annual impairment test during the fourth quarter of 2016. Due to the inherent uncertainties involved in forecasting, changes in judgments and estimates underlying our analysis of goodwill and indefinite-lived intangible assets for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future, resulting in further impairments.

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

        The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt as of December 31, 2015 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
	Principal	Average Rate	Principal	Average Rate
Expected maturity date:
2016	$3,593	4.9%	$13,087	2.0%
2017	3,296	6.1	12,500	1.9
2018	3,102	5.9	12,500	1.9
2019	403,291	6.1	200,000	1.9
2020	3,491	6.0	—
Thereafter	1,973,274	5.5	—

Total Debt Outstanding	$2,390,047	5.6%	$238,087	1.9%

Fair value	$2,495,259		$238,087

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

        Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, natural gas and its transportation services, fuel, air products, and zinc. Certain of these commitments contain provisions which require us to "take or pay" for specified quantities without regard to actual usage for periods of up to 24 months for physical commodity requirements, for up to 4 years for commodity transportation requirements, and for up to 13 years for air products. Our commitments for these arrangements with "take or pay" or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2016	$224,850
2017	32,120
2018	18,636
2019	20,059
2020	17,099
Thereafter	66,600

$379,364

        We utilized such "take or pay" requirements during the past three years under these contracts, except for certain air products at our Minnesota ironmaking operations which were idled in May 2015. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process, other than certain air products related to our Minnesota ironmaking operations during the idle period. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2017. The contract designates 160 hours annually as "interruptible service" and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

        In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At December 31, 2015, we had a cumulative unrealized loss associated with these financial contracts of $2.2 million, substantially all of which have a settlement date in 2016. We believe the customer contracts associated with the financial contracts will be fully consummated.

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

        Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework on which such evaluation was based upon is contained in the report entitled "Internal Control—Integrated Framework 2013" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015, the end of the period covered by this report.

/s/ MARK D. MILLETT Chief Executive Officer (Principal Executive Officer)	/s/ THERESA E. WAGLER Executive Vice President and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Steel Dynamics, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015, of Steel Dynamics, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 26, 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steel Dynamics, Inc.

        We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 3 and Note 4 to the consolidated financial statements, the Company adopted two amendments to accounting standards that changed its method for the presentation of debt issuance costs and deferred income tax assets and liabilities on the consolidated balance sheet. Adoption of the new standards was applied retrospectively.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Dynamics, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 26, 2016

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets
Cash and equivalents	$727,032	$361,363
Accounts receivable, net of related allowances of $9,765 and $12,646 as of December 31, 2015, and 2014, respectively	579,333	859,835
Accounts receivable-related parties	34,272	42,990
Inventories	1,149,390	1,618,419
Other current assets	47,914	55,655

Total current assets	2,537,941	2,938,262
Property, plant and equipment, net	2,951,210	3,123,906
Restricted cash	19,565	19,312
Intangible assets, net of accumulated amortization of $265,940 and $241,731 as of December 31, 2015, and 2014, respectively	278,960	370,669
Goodwill	397,470	745,158
Other assets	16,936	35,852

Total assets	$6,202,082	$7,233,159

Liabilities and Equity
Current liabilities
Accounts payable	$276,725	$489,791
Accounts payable-related parties	6,630	21,265
Income taxes payable	2,023	6,086
Accrued payroll and benefits	94,906	128,968
Accrued interest	38,502	50,405
Accrued expenses	99,824	107,607
Current maturities of long-term debt	16,680	46,460

Total current liabilities	535,290	850,582
Long-term debt	2,577,976	2,935,389
Deferred income taxes	400,770	506,482
Other liabilities	16,595	18,839
Commitments and contingencies
Redeemable noncontrolling interests	126,340	126,340
Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 262,937,139 and 261,420,126 shares issued; and 243,089,514 and 241,449,423 shares outstanding, as of December 31, 2015, and 2014, respectively	638	635
Treasury stock, at cost; 19,847,625 and 19,970,703 shares, as of December 31, 2015, and 2014, respectively	(396,455)	(398,898)
Additional paid-in capital	1,110,253	1,083,435
Retained earnings	1,965,291	2,227,843

Total Steel Dynamics, Inc. equity	2,679,727	2,913,015
Noncontrolling interests	(134,616)	(117,488)

Total equity	2,545,111	2,795,527

Total liabilities and equity	$6,202,082	$7,233,159

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net sales
Unrelated parties	$7,407,233	$8,481,567	$7,087,101
Related parties	187,178	274,385	285,823

Total net sales	7,594,411	8,755,952	7,372,924
Costs of goods sold	6,862,693	7,789,741	6,653,780

Gross profit	731,718	966,211	719,144
Selling, general and administrative expenses	327,626	316,214	272,777
Profit sharing	23,064	42,126	27,764
Amortization of intangible assets	25,312	27,551	31,770
Asset impairment charges	428,500	260,000	308

Operating income (loss)	(72,784)	320,320	386,525
Interest expense, net of capitalized interest	153,950	137,263	127,728
Other (income) expense, net	15,383	18,254	(4,033)

Income (loss) before income taxes	(242,117)	164,803	262,830
Income tax expense (benefit)	(96,947)	73,153	99,314

Net income (loss)	(145,170)	91,650	163,516
Net loss attributable to noncontrolling interests	14,859	65,374	25,798

Net income (loss) attributable to Steel Dynamics, Inc.	$(130,311)	$157,024	$189,314

Basic earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders	$(0.54)	$0.68	$0.86

Weighted average common shares outstanding	242,017	232,547	220,916

Diluted earnings (loss) per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$(0.54)	$0.67	$0.83

Weighted average common shares and share equivalents outstanding	242,017	242,078	238,996

Dividends declared per share	$0.55	$0.46	$0.44

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Shares
			Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Common	Treasury
Balances at January 1, 2013	219,523	36,070	$637	$(720,479)	$1,037,687	$2,087,620	$(27,623)	$2,377,842	$98,814
Proceeds from exercise of stock options, including related tax effect	3,132	—	8	(160)	37,660	—	—	37,508	—
Dividends declared	—	—	—	—	—	(97,375)	—	(97,375)	—
Conversion of 5.125% convertible senior notes	—	—	—	4	—	—	—	4	—
Acquisition of noncontrolling interest	—	—	—	—	(2,232)	—	2,232	—	—
Contributions from noncontrolling investors	—	—	—	—	—	—	160	160	17,700
Distributions to noncontrolling investors	—	—	—	—	—	—	(439)	(439)	—
Equity-based compensation	212	(97)	—	2,106	12,579	(46)	—	14,639	—
Comprehensive income and net income (loss)	—	—	—	—	—	189,314	(25,798)	163,516	—

Balances at December 31, 2013	222,867	35,973	645	(718,529)	1,085,694	2,179,513	(51,468)	2,495,855	116,514
Proceeds from exercise of stock options, including related tax effect	1,770	8	5	(164)	32,466	—	—	32,307	—
Dividends declared	—	—	—	—	—	(108,630)	—	(108,630)	—
Conversion of 5.125% convertible senior notes	15,893	(15,893)	—	317,451	(45,650)	—	—	271,801	—
Contributions from noncontrolling investors	—	—	—	—	—	—	97	97	9,826
Distributions to noncontrolling investors	—	—	—	—	—	—	(743)	(743)	—
Equity-based compensation	919	(117)	(15)	2,344	10,925	(64)	—	13,190	—
Comprehensive income and net income (loss)	—	—	—	—	—	157,024	(65,374)	91,650	—

Balances at December 31, 2014	241,449	19,971	635	(398,898)	1,083,435	2,227,843	(117,488)	2,795,527	126,340
Proceeds from exercise of stock options, including related tax effect	737	10	1	(211)	10,975	—	—	10,765	—
Dividends declared	—	—	—	—	—	(133,227)	—	(133,227)	—
Dissolution of noncontrolling interest	—	—	—	—	—	1,082	(1,082)	—	—
Distributions to noncontrolling investors	—	—	—	—	—	—	(1,187)	(1,187)	—
Equity-based compensation	904	(133)	2	2,654	15,843	(96)	—	18,403	—
Comprehensive, and net loss	—	—	—	—	—	(130,311)	(14,859)	(145,170)	—

Balances at December 31, 2015	243,090	19,848	$638	$(396,455)	$1,110,253	$1,965,291	$(134,616)	$2,545,111	$126,340

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$(145,170)	$91,650	$163,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	294,595	263,325	230,928
Impairment charges	428,500	260,000	308
Equity-based compensation	22,604	14,016	15,504
Deferred income taxes	(99,323)	(25,042)	30,737
Loss on disposal of assets	9,763	5,561	1,082
Changes in certain assets and liabilities:
Accounts receivable	311,302	(2,191)	(78,237)
Inventories	488,003	68,730	(108,025)
Other assets	3,284	3,064	13,705
Accounts payable	(227,092)	(76,141)	40,141
Income taxes receivable/payable	12,706	(22,086)	(12,494)
Accrued expenses	(60,689)	36,686	15,010

Net cash provided by operating activities	1,038,483	617,572	312,175
Investing activities:
Purchases of property, plant and equipment	(114,501)	(111,785)	(186,843)
Proceeds from maturities of short-term commercial paper, net	—	—	31,520
Acquisition of business, net of cash acquired	(45,000)	(1,669,449)	—
Other investing activities	9,874	33,967	2,478

Net cash used in investing activities	(149,627)	(1,747,267)	(152,845)
Financing activities:
Issuance of current and long-term debt	207,930	1,822,096	423,965
Repayments of current and long-term debt	(612,534)	(635,578)	(517,978)
Proceeds from exercise of stock options, including related tax effect	10,781	32,307	37,508
Contributions from noncontrolling investors	—	5,418	17,860
Distributions to noncontrolling investors	(1,187)	(743)	(439)
Dividends paid	(127,569)	(105,379)	(94,812)
Debt issuance costs	(608)	(22,219)	(6,195)

Net cash provided by (used in) financing activities	(523,187)	1,095,902	(140,091)

Increase (decrease) in cash and equivalents	365,669	(33,793)	19,239
Cash and equivalents at beginning of year	361,363	395,156	375,917

Cash and equivalents at end of year	$727,032	$361,363	$395,156

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

        Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. In the third quarter 2015, the company changed its reportable segments, consistent with how it currently manages the business, representing three reporting segments: steel operations, metals recycling operations, and steel fabrication operations. Segment information provided within this Form 10-K, including that within Note 13: Segment Information, has been adjusted for all prior periods consistent with the current reportable segment presentation. Approximately 9% of the company's workforce is represented by collective bargaining agreements, and one of these agreements affecting 117 employees at one location expires during 2016.

Steel Operations Segment

        Steel operations include the company's Butler Flat Roll Division, Columbus Flat Roll Division—acquired September 16, 2014, The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, and with the third quarter 2015 segment changes, Iron Dynamics (IDI), a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and ten downstream coating lines. Steel operations accounted for 69%, 63%, and 61% of the company's consolidated net sales during 2015, 2014, and 2013, respectively.

        Butler and Columbus Flat Roll Divisions sell a broad range of sheet steel products, such as hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll and galvanized. Butler Flat Roll Division sells other products such as Galvalume® and painted products, while Columbus Flat Roll Division sells other products used to produce non-energy line pipe, and is currently in the construction phase of a $100 million expansion to add painted and Galvalume® capacity. The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in non-automotive applications. The Structural and Rail Division sells structural steel beams and pilings to the construction market, as well as standard-grade and premium rail to the railroad industry. The Engineered Bar Products Division primarily sells engineered, special-bar-quality and merchant-bar-quality rounds, round-cornered squares, and smaller-diameter round engineered bars. The Roanoke Bar primarily sells merchant steel products, including angles, merchant rounds, flats and channels, and reinforcing bar. Steel of West Virginia primarily sells beams, channels and specialty steel sections. The company's steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets.

Metals Recycling Operations Segment

        Metals recycling operations consist solely of OmniSource Corporation (OmniSource), the company's metals recycling and processing locations, and ferrous scrap procurement operations. Metals recycling operations accounted for 19%, 25 and 31% of the company's consolidated net sales during 2015, 2014, and 2013, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Steel Fabrication Operations Segment

        Steel fabrication operations include the company's eight New Millennium Building Systems' joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 9%, 7%, and 6% of the company's consolidated net sales during 2015, 2014, and 2013, respectively.

Other

        The "Other" category consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations and several smaller joint ventures. Also included in "Other" are certain unallocated corporate accounts, such as the company's senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

        Our Minnesota ironmaking operations consists of Mesabi Nugget, (owned 82% by us); our iron concentrating and potential future iron mining operations, Mesabi Mining; and our iron tailings operation, Mining Resources (owned 81% by us). See discussion of 2014 Minnesota ironmaking operations impairment later in Note 1 under "Impairment of Long-Lived Tangible and Definite-Lived Intangible Assets." The Minnesota ironmaking operations were indefinitely idled in May 2015.

        Three years subsequent to Mesabi Nugget achieving certain performance measures (which as of December 31, 2015, had not been met), the noncontrolling investor may elect to require the company to purchase at par value all (but not less than all) of the units it owns at the time of such election. At any time after that same date, the company may elect to purchase at par value all of the units owned by the noncontrolling investor. The $111.2 million par value owned by the noncontrolling investor at December 31, 2015, and 2014 has been reported as redeemable noncontrolling interest in the consolidated balance sheets.

        On the fifth anniversary of the effective date of the formation of Mining Resources (2016), the noncontrolling investor has a non-transferable, non-assignable right to require the company to purchase at fair value all (but not less than all) of the units it owns at that time. The $15.1 million value owned by the noncontrolling investor at December 31, 2015, and 2014, has been reported as redeemable noncontrolling interest in the consolidated balance sheet.

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

Revenue Recognition and Allowances for Doubtful Accounts

        Except for the steel fabrication operations, the company recognizes revenues from sales and the allowance for estimated returns and claims from these sales at the time the title of the product transfers, upon shipment. Provision is made for estimated product returns and customer claims based on historical experience. If the historical data used in the estimates does not reflect future returns and claims trends, additional provision may be necessary. The company's steel fabrication operations recognizes revenues from construction contracts utilizing a percentage of completion methodology based on steel tons used on completed units to date as a percentage of estimated total steel tons required for each contract. The allowance for doubtful accounts for all operating segments is based on the company's best estimate of probable credit losses, along with historical experience.

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

Inventories

        Inventories are stated at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following at December 31 (in thousands):

	2015	2014
Raw materials	$419,608	$764,883
Supplies	396,349	374,599
Work in progress	90,486	128,882
Finished goods	242,947	350,055

	$1,149,390	$1,618,419

Investments

        The company has investments in certain joint ventures and closely-held companies in which ownership varies between 49% and 50%. For these investments where the company does not have effective control, the company accounts for the investment using the equity method of accounting. Investments in companies in which the company does not exercise control and its ownership is less than 20% are carried at cost. These investments are reflected in other long-term assets on the company's balance sheet in an amount of $6.4 million and $18.4 million at December 31, 2015, and

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

2014, respectively. The company's equity in the income (losses) of investments accounted for using the equity method of accounting are recorded in other (income) expenses, net, in our consolidated statements of operations.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost, which includes capitalized interest on construction-in-progress amounts, and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 3 to 20 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation is provided utilizing the straight-line depreciation methodology, or the units-of-production depreciation methodology for certain production related assets, based on units produced, subject to a minimum and maximum level. Depreciation expense was $263.2 million, $229.4 million, and $192.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

        The company's property, plant and equipment at December 31 consisted of the following (in thousands):

	2015	2014
Land and improvements	$328,739	$334,583
Buildings and improvements	706,708	713,837
Plant, machinery and equipment	3,966,181	3,898,275
Construction in progress	76,074	63,344

	5,077,702	5,010,039
Less accumulated depreciation	2,126,492	1,886,133

Property, plant and equipment, net	$2,951,210	$3,123,906

Intangible Assets

        The company's intangible assets, at December 31, consisted of the following (in thousands):

	2015	2014	Useful Life	Weighted Average Amortization Period
Customer and scrap generator relationships	$420,400	$419,400	10 to 25 years	19 years
Trade names	121,300	189,800	Indefinite	—
Trade name	3,200	3,200	12 years	12 years

	544,900	612,400		19 years
Less accumulated amortization	265,940	241,731

	$278,960	$370,669

        Refer to "Impairment of Goodwill and Indefinite-Lived Intangible Assets" below in Note 1 for discussion regarding the 2015 impairment of OmniSource trade name. The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

the pattern in which the economic benefits of the amounts are anticipated to be consumed. Definite-lived trade names are amortized using a straight line methodology. Amortization of intangible assets was $25.3 million, $26.4 million, and $30.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. Estimated amortization expense, related to amortizable intangibles, for the years ending December 31 is as follows (in thousands):

2016	$22,039
2017	19,257
2018	16,723
2019	15,184
2020	13,365
Thereafter	71,092

Total	$157,660

Impairment of Long-Lived Tangible and Definite-Lived Intangible Assets

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

        A long-lived asset is classified as held for sale upon meeting specified criteria related to ability and intent to sell. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. As of December 31, 2015, the company reported $8.6 million of assets held for sale within other current assets in our consolidated balance sheet. An impairment loss is recognized for any initial or subsequent write-down of the asset held for sale to its fair value less cost to sell. Upon the December 31, 2015, determination and classification of these assets as held for sale, the company recorded a $10.3 million asset impairment charge in the consolidated statement of operations for the year ended December 31, 2015. The company determined fair value using Level 3 inputs as provided for under ASC 820, consisting of information provided by brokers and other external sources along with management's own assumptions.

        During the fourth quarter of 2014, the company's Minnesota ironmaking operations reached a steady operating state, indicating a consistency in the operations' production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials. Given this, the company undertook an assessment of the recoverability of the carrying value of its Minnesota ironmaking operations' fixed assets. With the company's outlook at the time regarding future operating costs and product pricing, the company concluded that the carrying value of these fixed assets was no longer fully recoverable, and the fixed assets were in fact impaired. This assessment resulted in a $260.0 million pretax non-cash impairment charge, including amounts attributable to noncontrolling interests of

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

$46.5 million, which is reflected in "Other" in Note 13, Segment Information. The carrying values of the impaired assets were adjusted to their estimated fair values as determined primarily on the cost approach, as well as expected future discounted cash flows (an income approach), using Level 3 inputs as provided for under ASC 820. The Minnesota ironmaking operations were indefinitely idled in May 2015.

Goodwill

        The company's goodwill is allocated to the following reporting units at December 31, (in thousands):

	2015	2014
OmniSource—Metals Recycling Operations Segment	$109,039	$456,727
Butler Flat Roll Division, Structural and Rail Division, and Engineered Bar Division—Metals Recycling Operations Segment	95,000	95,000
The Techs—Steel Operations Segment	142,783	142,783
Roanoke Bar Division—Steel Operations Segment	29,041	29,041
Columbus Flat Roll Division—Steel Operation Segment	19,682	19,682
New Millennium Building Systems—Steel Fabrication Operations Segment	1,925	1,925

	$397,470	$745,158

        In 2015, a $341.3 million OmniSource goodwill impairment charge was recorded pursuant to the company's annual review for impairment of goodwill and indefinite-lived intangible assets, as discussed further under "Impairment of Goodwill and Indefinite-Lived Intangible Assets" below. Cumulative OmniSource goodwill impairment charges are $341.3 million at December 31, 2015.

        OmniSource goodwill decreased $6.4 million in 2015, in recognition of the 2015 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

        At least once annually (as of October 1) or when indicators of impairment exist, the company performs an impairment test for goodwill and other indefinite-lived intangible assets. Goodwill is allocated to various reporting units, which are generally one level below the company's operating segments. The company utilizes a two-stepped approach to evaluate goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step the company compares the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows (income approach), and by using a market approach based upon an analysis of valuation metrics of comparable peer companies, Level 3 inputs as provided for under ASC 820. If the fair value exceeds the carrying value, there is no impairment. If the carrying amount exceeds the fair value, the company performs the second step of the test, which measures the amount of impairment loss to be recorded. In the second step, the company compares the

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit to which it is allocated. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.

        At least once annually (as of October 1) or when indicators of impairment exist, the company tests indefinite-lived intangible assets for impairment through the comparison of the fair value of the specific intangible asset with its carrying amount. The fair value of the intangible asset is determined by using an estimate of future cash flows attributable to the asset and a risk-adjusted discount rate to compute a net present value of future cash flows (income approach). If the fair value is less than the carrying value, an impairment loss is recorded in an amount equal to the excess in carrying value.

        During the company's 2015 annual goodwill and indefinite-lived intangible asset impairment analysis, we determined that the fair value of OmniSource was less than its carrying value, and upon the completion of the second step of the impairment analysis, that the goodwill and trade name indefinite-lived intangible assets were impaired. The decrease in OmniSource fair value from prior impairment analysis was due primarily to the reduction in expected future cash flows based on management's view of the weak shorter and longer-term global scrap commodity outlook. The OmniSource goodwill and trade name indefinite-lived intangible assets were written down to their respective fair values, resulting in non-cash asset impairment charges of $341.3 million and $68.5 million, respectively, that are reflected in asset impairment charges in the consolidated statement of operations for the year ended December 31, 2015, within the metals recycling operations.

Equity-Based Compensation

        The company has several stock-based employee compensation plans which are more fully described in Note 6. Compensation expense for restricted stock units, deferred stock units, restricted stock, and performance awards is recorded over the vesting periods using the fair value as determined by the closing fair market value of the company's common stock on the grant date, and with respect to performance awards, an estimate of probability of award achievement during the performance period. Compensation expense for these stock-based employee compensation plans was $27.1 million, $22.8 million, and $15.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Income Taxes

        The company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Earnings Per Share

        Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company's basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units, deferred stock units, and in 2014 and 2013, dilutive shares related to the company's convertible subordinated debt; and are excluded from the computation in periods in which they have an anti-dilutive effect.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

There were 1.5 million anti-dilutive common stock equivalents as of and for the year ended December 31, 2015. There were no anti-dilutive common share equivalents at or for the year ended December 31, 2014, and 2013.

        The following table presents a reconciliation of the numerators and the denominators of the company's basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share data):

	2015
	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$(130,311)	242,017	$(0.54)
Dilutive stock options, deferred stock units, and restricted stock units	—	—

Diluted earnings per share	$(130,311)	242,017	$(0.54)

	2014			2013
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$157,024	232,547	$0.68	$189,314	220,916	$0.86
Dilutive stock options, deferred stock units, and restricted stock units	—	1,828		—	1,392
5.125% convertible senior notes	4,327	7,703		9,432	16,688

Diluted earnings per share	$161,351	242,078	$0.67	$198,746	238,996	$0.83

Concentration of Credit Risk

        Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments and accounts receivable. The company places its temporary cash investments with high credit quality financial institutions and companies, and limits the amount of credit exposure from any one entity. The company is exposed to credit risk in the event of nonpayment by customers. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. Management's estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company's customers. Customer accounts receivable are charged off when all collection efforts have been exhausted and the amounts are deemed uncollectible. Heidtman Steel Products (Heidtman), a related party, accounted for 5% of the company's net accounts receivable at December 31, 2015, and 4% at December 31, 2014.

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

        The company routinely enters into forward contracts in various commodities, primarily nonferrous metals (specifically aluminum, copper, nickel and silver) in our metals recycling operations, to reduce exposure to commodity related price fluctuations. The company does not enter into these derivative financial instruments for speculative purposes.

Recently Issued Accounting Standards

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

        In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. This new guidance is effective for interim and annual periods beginning after December 15, 2016, but can be early adopted. The company is currently evaluating the impact of this ASU's adoption.

Note 2. Acquisitions

Consolidated Systems, Inc. (CSi)

        On September 14, 2015, the company purchased from CSi certain of its steel deck facilities (including associated assets) and net working capital of approximately $30.0 million, for a purchase price of $45.0 million in cash. Operating results of these facilities have been reflected in the company's financial statements under the steel fabrication operations since the September 14, 2015, purchase date. The purchased assets include two deck facilities located in Memphis, Tennessee, and Phoenix, Arizona. Producing both standard and premium specialty deck profiles, the new locations will allow for enhanced geographic reach into the southwestern and western markets, and further diversify New Millennium Building Systems' product offerings.

Severstal Columbus, LLC (Columbus Flat Roll Division)

        The company completed its acquisition of 100% of Columbus Flat Roll Division on September 16, 2014, for a purchase price of $1.625 billion, with additional working capital adjustments of $44.4 million. The acquisition was funded through the issuance of $1.2 billion in Senior Notes, borrowings under the company's senior secured credit facility, and available cash. The company purchased Columbus Flat Roll Division to significantly expand and diversify its steel operating base with the addition of 3.4 million tons of hot roll steel production capacity. The product offerings are diversified with respect to width, gauge, and strength when compared to the capabilities of our Butler Flat Roll Division. Located in northeast Mississippi, Columbus Flat Roll Division is one of the newest and most technologically advanced sheet steel electric arc furnace mills in North America. Additionally, Columbus Flat Roll Division is advantageously located to serve the growing markets in the southern U.S. and Mexico, providing the company with geographic diversification and growth opportunities.

        Unaudited Pro forma Information.    Columbus Flat Roll Division's operating results have been reflected in the company's financial statements since the effective date of the acquisition, September 16, 2014, in steel operations. The following unaudited pro forma information is presented below for comparison purposes as if the Columbus Flat Roll Division acquisition was completed as of January 1, 2013, (in thousands):

	Years Ended December 31,
	2014	2013
Net Sales	$10,355,774	$9,193,344
Net Income attributable to Steel Dynamics, Inc.	264,779	155,357

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisitions (Continued)

        The pro forma results reflect the pre-acquisition operations of Columbus Flat Roll Division for the years ended December 31, 2014, and 2013. The information presented is for information purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at January 1, 2013, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the company.

Note 3. Long-Term Debt

        The company's borrowings consisted of the following at December 31 (in thousands):

	2015	2014
Senior term loan	$237,500	$250,000
6 1/8% senior notes due 2019	400,000	400,000
7 5/8% senior notes due 2020	—	350,000
5.125% senior notes due 2021	700,000	700,000
6 3/8% senior notes due 2022	350,000	350,000
5 1/4% senior notes due 2023	400,000	400,000
5.500% senior notes due 2024	500,000	500,000
Other obligations	40,634	74,166

Total debt	2,628,134	3,024,166
Less debt issuance costs	33,478	42,317

Total amounts outstanding	2,594,656	2,981,849
Less current maturities	16,680	46,460

Long-term debt	$2,577,976	$2,935,389

        In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a deduction from the corresponding debt liability, rather than as a separate asset. The company adopted ASU 2015-03 on December 31, 2015, and applied the new guidance retrospectively to all prior periods presented in the financial statements. As a result of the adoption, $42.3 million of deferred debt issuance costs were reclassified from Other Assets to Long Term Debt in our December 31, 2014, consolidated balance sheet.

Financing Activity

        On March 16, 2015, the company called and repaid all $350.0 million of its outstanding 7 5/8% Senior Notes due 2020 (the "2020 Notes") at a redemption price of 103.813% of the principal amount of the 2020 Notes, plus accrued and unpaid interest to, but not including, the date of redemption. Associated premiums and the write off of deferred financing costs of approximately $16.7 million were recorded in other expense in conjunction with the redemption.

        In September 2014, the company issued $700.0 million of 5.125% Senior Notes due 2021 (the "2021 Senior Notes") and $500.0 million of 5.500% Senior Notes due 2024 (the "2024 Senior Notes"), combined the "Senior Notes". The proceeds from the issuance of the Senior Notes, along with cash on

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

hand and borrowings under the company's then existing senior secured credit facility, were used to fund the September 16, 2014, acquisition of Columbus Flat Roll Division.

        In June 2014, holders of $271.8 million principal amount of the company's 5.125% Convertible Senior Notes due June 15, 2014 (the "Convertible Notes"), exercised their option to convert the Convertible Notes into shares of common stock by the close of business on June 12, 2014, the conversion election deadline. The conversion rate provided under the terms of the Convertible Notes was 58.4731 shares of common stock per $1,000 principal amount of Convertible Notes, equivalent to a conversion price of approximately $17.10 per share of common stock, resulting in the company issuing a total of 15,893,457 shares of common stock from treasury shares upon conversion of the Convertible Notes. The remaining $15.7 million of the outstanding Convertible Notes was paid in cash on June 16, 2014.

        In March 2013, the company issued $400.0 million of 5 1/4% senior notes due 2023 (the "2023 Notes"), the proceeds of which, along with available cash, was used to fund the March 2013 purchase of $301.7 million, plus accrued and unpaid interest to, but not including, the date of repurchase, of the company's 6 3/4% senior notes due 2015 (the "2015 Notes") pursuant to a tender offer; and the April 2013 repayment of the remaining outstanding 2015 Notes due in the principal amount of $198.3 million plus accrued and unpaid interest to, but not including, the date of repayment. As a result of the tender offer and repurchase of the 2015 Notes, the company recorded expenses related to tender premiums, unamortized debt issuance costs write-off, and tender expenses of $2.6 million, which are reflected in other expenses in the consolidated statement of operations for the year ended December 31, 2013.

Senior Secured Credit Facility, due 2019

        The company's November 2014 senior secured credit Facility, which provides a $1.2 billion Revolver, matures November 2019. Subject to certain conditions, the company has the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of the company's subsidiaries; and is secured by substantially all of the company's and its wholly-owned subsidiaries' receivables and inventories, and by pledges of all shares of the company's wholly-owned subsidiaries' capital stock. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The company also issued a $250.0 million Term Loan under the Facility which matures on November 14, 2019. The proceeds from the new Term Loan were used to refinance the Company's then existing $226.9 million term loan facility and for general corporate purposes. Quarterly principal payments under the Term Loan are required to be made in the amount of 1.25% of the original principal amount, with the unpaid principal balance of approximately $190.6 million due on the maturity date. Interest on the Term Loan is based on the Facility's pricing grid (1.90% at December 31, 2015) and is payable quarterly.

        The Facility pricing grid is adjusted quarterly, and is based on the company's leverage of net debt (as defined in the Facility) to last-twelve-months (LTM) EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions). The minimum pricing is LIBOR plus 1.00% or Prime, and the maximum pricing is LIBOR plus 2.00% or Prime plus 1.00%. In addition, the company is subject to an unused commitment fee of between 0.225% and 0.375% (based on leverage of net debt to LTM EBITDA) which is applied to the unused portion of the Revolver each quarter.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

        The Facility contains financial covenants and other covenants pertaining to the company's ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. The company's ability to borrow funds within the terms of the Revolver is dependent upon its continued compliance with the financial and other covenants. At December 31, 2015, the company had $1.2 billion of availability on the Revolver, $12.8 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

        The financial covenants under the company's Facility state that it must maintain an interest coverage ratio of not less than 2.50:1.00. The company's interest coverage ratio is calculated by dividing its LTM EBITDA by its LTM gross interest expense less amortization of financing fees. In addition, a net debt (as defined in the Facility) to LTM EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, the company's ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At December 31, 2015, the company's interest coverage ratio and net debt leverage ratio were 4.76:1.00 and 2.99:1.00, respectively. The company was therefore in compliance with these covenants at December 31, 2015, and anticipates remaining in compliance during the next twelve months.

Senior Unsecured Notes

        We have five different tranches of senior unsecured notes (Notes) outstanding. These Notes are in equal right of payment with all existing and future senior unsecured indebtedness and are senior in right of payment to all subordinated indebtedness. These Notes contain provisions that allow the company to redeem the senior notes on or after the dates and at redemption prices (expressed as a percentage of principal amount) listed below. Additionally, these Notes generally allow the company to redeem some or all of the Notes by paying a "make-whole" premium any time prior to the dates listed below. The company may redeem up to 35% of each of the Notes at a redemption price and by the

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

dates listed below using the proceeds from the sales of the company's common stock. See the key terms of each of the Notes outstanding below.

Issue	2019 Notes	2021 Notes	2022 Notes	2023 Notes	2024 Notes
Outstanding Balance	$400.0 million	$700.0 million	$350.0 million	$400.0 million	$500.0 million
Stated Interest Rate	6 1/8%	5.125%	6 3/8%	5 1/4%	5.500%
Semi-Annual Interest Payment Dates	February 15 and August 15	April 1 and October 1	February 15 and August 15	April 15 and October 15	April 1 and October 1
Equity Redemption Option Price & Date	N/A—date passed	105.125% (10/1/17)	N/A—date passed	105.250% (4/15/16)	105.500% (10/1/17)
"Make-whole" Option Date	8/15/16	10/1/17	8/15/17	4/15/18	10/1/19
First Call Price & Date	103.063% (8/15/16)	102.563% (10/1/17)	103.188% (8/15/17)	102.625% (4/15/18)	102.750% (10/1/19)
Second Call Price & Date	101.531% (8/15/17)	101.281% (10/1/18)	102.125% (8/15/18)	101.750% (4/15/19)	101.833% (10/1/20)
Third Call Price & Date	100.000% (8/15/18)	100.000% (10/1/19)	101.063% (8/15/19)	100.875% (4/15/20)	100.917% (10/1/21)
Fourth Call Price & Date	—	—	100.000% (8/15/20)	100.000% (4/15/21)	100.000% (10/1/22)
Maturity Date	August 15, 2019	October 1, 2021	August 15, 2022	April 15, 2023	October 1, 2024

Other Secured Obligations

        Minnesota Economic Development State Loans.    Mesabi Nugget has loans from various Minnesota state agencies related to the construction and ultimate operation of Mesabi Nugget. These loans require monthly principal and interest payments, at a 3.5% interest rate until February 2017, and then changing to 5.0% through maturity in 2027. Amounts due under these loans were $24.0 million and $25.7 million at December 31, 2015, and 2014, respectively.

        Other.    The company has an unsecured electricity transmission facility loan which bears interest at 8.1%, with monthly principal and interest payments required through maturity in 2022. The company has an unused $3.0 million stand-by letter of credit in conjunction with this loan. The outstanding principal balance was $4.9 million and $5.4 million as of December 31, 2015, and 2014, respectively. One of the company's controlled subsidiaries entered into a secured credit agreement in 2015 which provides a revolving variable rate credit facility of up to $40.0 million, subject to a borrowing base determined from eligible accounts receivable and inventory. Interest is payable monthly. There were no amounts outstanding under this credit facility as of December 31, 2015. One of the company's controlled subsidiaries entered into financing agreements for certain equipment which bear interest at 6.0%, with monthly principal and interest payments required through maturities in 2027 and 2028. The outstanding principal balance of these agreements was $10.1 and $10.7 million at December 31, 2015, and 2014, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

  Outstanding Debt Maturities

        Maturities of outstanding debt as of December 31, 2015, are as follows (in thousands):

2016	$16,680
2017	15,796
2018	15,601
2019	603,291
2020	3,491
Thereafter	1,973,275

$2,628,134

        The company capitalizes interest on all qualifying construction-in-progress assets. For the years ended December 31, 2015, 2014, and 2013, total interest costs incurred were $154.4 million, $139.7 million, and $132.3 million, respectively, of which $457,000, $2.5 million and $4.6 million, respectively, were capitalized. Cash paid for interest was $160.2 million, $114.3 million, and $129.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 4. Income Taxes

        The company files a consolidated federal income tax return. Net cash paid (refunded) for taxes was $(9.9) million, $120.5 million and $72.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. The current and deferred federal and state income tax expense (benefit) for the years ended December 31 is as follows (in thousands):

	2015	2014	2013
Current income tax expense	$6,391	$94,312	$72,599
Deferred income tax expense (benefit)	(103,338)	(21,159)	26,715

Total income tax expense (benefit)	$(96,947)	$73,153	$99,314

        A reconciliation of the statutory tax rates to the actual effective tax rates for the years ended December 31, are as follows:

	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.3	4.6	3.8
Domestic manufacturing deduction	—	(4.8)	(2.0)
Noncontrolling interests	(2.1)	13.9	3.4
Federal research and development tax credits	—	(1.5)	(2.5)
Other permanent differences	0.8	(2.8)	0.1

Effective tax rate	40.0%	44.4%	37.8%

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes (Continued)

        Significant components of the company's deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2015	2014
Deferred tax assets
Accrued expenses and allowances	$21,205	$22,780
Inventories	21,559	20,546
Net operating loss carryforwards	61,148	33,347
Intangible Assets	28,553	—
Other	8,684	5,571

Subtotal	141,149	82,244
Less: valuation allowance	(26,835)	(21,586)

Total net deferred tax assets	114,314	60,658

Deferred tax liabilities
Property, plant and equipment	(511,596)	(449,939)
Intangible assets	—	(108,840)
Other	(3,488)	(8,361)

Total deferred tax liabilities	(515,084)	(567,140)

Net deferred tax liability	$(400,770)	$(506,482)

        The change in intangible assets to a $28.6 million deferred tax asset at December 31, 2015, from a $108.8 million deferred tax liability at December 31, 2014, is due primarily to the $409.8 million impairment of OmniSource goodwill and trade name assets in 2015, which is not currently deductible.

        Certain wholly-owned and controlled subsidiaries of the company file separate federal and state income tax returns. These subsidiaries have generated federal net operating loss carryforwards of $69.7 million which expire in 2032 to 2035, and state net operating loss carryforwards which principally expire in the years 2024 to 2035. Management has considered the scheduled reversal of the deferred tax liabilities, historical taxable losses, projected taxable income and tax planning strategies in determining that it is more likely than not that some of the deferred tax assets relating to the tax loss carryforwards of the subsidiaries will not be realized. Based on these evaluations, valuation allowances of $26.8 million and $21.6 million have been recorded as of December 31, 2015, and 2014, respectively. The $5.2 million increase in valuation allowance in the year ended December 31, 2015, primarily relates to the realizability of certain state tax net operating loss carryforwards.

        In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), which requires an entity to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating into current and noncurrent amounts. The company adopted ASU 2015-17 on December 31, 2015, and applied the new guidance retrospectively to all prior periods presented in the financial statements. As a result of the adoption, $35.5 million was reclassified from current deferred income tax asset to noncurrent deferred income tax liability in our December 31, 2014, consolidated balance sheet.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance at January 1	$17,338	$26,564	$22,245
Increases related to current year tax positions	—	1,050	1,050
Increases related to prior year tax positions	81	653	3,760
Decreases related to prior year tax positions	(719)	(2,298)	(491)
Settlements with taxing authorities	(70)	(8,631)	—
Lapses in statute of limitations	(639)	—	—

Balance at December 31	$15,991	$17,338	$26,564

        Included in the balance of unrecognized tax benefits at December 31, 2015, are potential benefits of $11.7 million that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2015, the company recognized benefits from the reduction of interest expense of $100,000, net of tax. In addition to the unrecognized tax benefits in the table above, the company had $5.2 million accrued for the payment of interest and penalties at December 31, 2015.

        The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The IRS is currently examining the company's federal income tax returns for the years 2010 and 2011. At this time the company does not believe there will be any significant examination adjustments that would result in a material change to the company's financial position, results of operations or cash flows. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of these federal income tax audits, and state income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $7.1 million by the end of 2016. With the exception of the 2010 federal return which is currently under examination, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2011.

Note 5. Shareholders' Equity

Cash Dividends

        The company declared cash dividends of $133.2 million, or $0.55 per common share, during 2015; $108.6 million, or $0.46 per common share, during 2014; and $97.4 million, or $0.44 per common share, during 2013. The company paid cash dividends of $127.6 million, $105.4 million and $94.8 million during 2015, 2014, and 2013, respectively.

Treasury Stock

        The company's board of directors has authorized the company to repurchase shares of the company's common stock through open market trades. The company did not repurchase any shares during the three-year period ended December 31, 2015. As of December 31, 2015, the company had remaining authorization to repurchase approximately 3.6 million additional shares. The repurchase program does not have an expiration date.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans

2015 Equity Incentive Plan (2015 Plan)

        The 2015 Plan was designed to attract, motivate and retain qualified persons that are able to make important contributions to the company's success. To accomplish these objectives, the 2015 Plan provides for awards of equity-based incentives through granting of stock options, restricted stock units (RSUs), deferred stock units (DSUs), restricted stock awards, unrestricted stock awards, stock appreciation rights, and performance awards, such as long-term incentive compensation program (LTIP). The company's stockholders approved the 2015 Plan in May 2015, and 12.5 million shares of common stock were reserved for issuance upon exercise of options or other equity grants through December 31, 2025. The 2015 Plan replaced the 2006 Amended and Restated Equity Incentive Plan (Expired 2006 Plan) which was set to expire on December 31, 2015. The 2015 Plan remains substantially the same as the Expired 2006 Plan. No further awards can be made under the Expired 2006 Plan and any shares that do not vest or are forfeited will simply be canceled. The 2015 Plan uses a fungible share concept under which any awards that are not a full-value award, such as stock options and stock appreciation rights, will be counted against the share limit as one share for each share of common stock, and awards that are full-value awards, such as RSUs, DSUs, restricted and unrestricted stock awards, and performance awards, will be counted against the share limit as 2.09 shares for each share of common stock. At December 31, 2015, there were 9.1 million shares in the fungible share reserve still available for issuance.

        Substantially all of the company's employees receive RSUs, which are granted annually in November at no cost to employees, vest 100% over the shorter of two years from grant date or upon the recipient reaching retirement eligible age (59 1/2 years), and are issued to employees upon vesting. Prior to 2012, substantially all of the company's employees were granted stock options at an exercise price of 100% of the fair market value of the company's common stock on the date of grant, which vested 100% six months after the date of grant, with a maximum term of five years. The company satisfies RSUs and stock options with newly issued shares, and satisfies restricted stock awards, deferred stock units, and performance awards with treasury shares. In addition to the RSUs, stock options and LTIP awards granted during the three year period ended December 31, 2015, presented below, the company awarded 51,000, 54,000 and 53,000 DSUs in 2015, 2014 and 2013, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

  Restricted Stock Units

        A summary of the company's RSU activity and outstanding RSUs as of December 31, 2015, are presented below (dollars in thousands except grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Unrecognized Compensation
Outstanding RSUs as of January 1, 2013	1,269,307	$11.87	$17,428	$12,318
Granted	1,293,140	$18.16
Vested	(170,398)	$17.74
Forfeited	(112,406)	$12.48

As of December 31, 2013	2,279,643	$14.97	$44,544	$22,197
Granted	1,121,416	$21.82
Vested	(1,245,489)	$13.20
Forfeited	(144,344)	$15.51

As of December 31, 2014	2,011,226	$19.85	$39,702	$25,171
Granted	1,589,309	$16.70
Vested	(1,197,403)	$18.13
Forfeited	(124,428)	$19.89

As of December 31, 2015 (nonvested)	2,278,704	$18.55	$40,720	$27,615

        The weighted average remaining life before vesting of the outstanding RSUs as of December 31, 2015, is 1.5 years. The fair value of RSUs vesting during 2015, 2014, and 2013 was $21.4 million, $24.6 million, and $3.3 million, respectively, and was net-share settled such that the company withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld in 2015, 2014, and 2013 were approximately 427,000, 444,000, and 63,000 shares, respectively, and were based on the value of the RSUs on their vesting dates as determined by the company's closing stock price.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

  Stock Options

        A summary of the company's stock option activity and certain information concerning the company's outstanding options as of December 31, 2015, are presented below. There were no stock options granted in 2013, 2014, or 2015.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding options as of January 1, 2013	7,073,709	$14.56	$5.30
Exercised	(3,134,953)	$11.02	$4.19
Forfeited	(681,586)	$29.52	$9.01

As of December 31, 2013	3,257,170	$14.84	$5.58
Exercised	(1,773,872)	$15.01	$5.57
Forfeited	(84,783)	$14.98	$5.45

As of December 31, 2014	1,398,515	$14.62	$5.61
Exercised	(753,159)	$14.75	$5.75
Forfeited	(49,411)	$15.02	$5.87

As of December 31, 2015	595,945	$14.43	$5.41

Range of Exercise Price	Exercisable Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Exercisable Outstanding Options
$10 to $15	333,954	0.89	$12.54
$15 to $20	261,991	0.39	$16.85

	595,945

        The aggregate intrinsic value of options exercised was $4.0 million, $9.3 million, and $18.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The aggregate intrinsic value of options which were outstanding and exercisable as of December 31, 2015, was $2.0 million, and there is no unrecognized stock option compensation expense at December 31, 2015.

  Long-Term Incentive Compensation Program (LTIP)

        The company maintains an LTIP performance-based program directed toward key senior executives of the company, as determined at the discretion of the Compensation Committee of the Board of Directors. Awards are in shares of the company's common stock using the stock price on the first day of the performance period to convert each key senior executive's pre-determined multiple of annual base salary. The performance period is generally three years; however, certain transition awards were issued with shorter performance periods. Performance is measured in terms of equal portions of revenue growth, operating margin, return on invested capital and return on equity of the company as compared to the same measures, similarly treated, of a pre-established group of steel sector

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

competitors. Awards earned can range from zero to 100% of the shares awarded. Once earned on the basis of performance, one-third of the shares vest immediately, and the remaining shares vest equally over an additional two-year service-based vesting period requirement. The Compensation Committee granted the following three-year performance period awards, and one- and two-year performance period transition awards, which have been earned and have or will be issued over the vesting period as follows:

	Maximum Shares That Could Be Issued	Award Earned		Award Issued/Issuable
2013 LTIP Award:
One-year performance period transition award	173,319	164,653		54,885		March 2014
				54,884		March 2015
				54,884		March 2016
Two-year performance period transition award	173,319	159,454		53,152		March 2015
				53,151		March 2016
				53,151		March 2017
Three-year performance period award	173,319	149,056		49,686		March 2016
				49,686		March 2017
				49,684		March 2018
2014 LTIP Award:
Three-year performance period award	269,531		*		*
2015 LTIP Award:
Three-year performance period award	301,759		*		*

*
Not yet earned as performance period not complete.

2013 Executive Incentive Compensation Plan (Executive Plan)

        Pursuant to the company's existing Executive Plan, certain officers and other senior management members of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus up to a fixed percentage of base salary is distributed as common stock of the company, of which one-third of the shares vest immediately and the remaining shares vest equally over an additional two-year service-based vesting period requirement. The company's stockholders approved the Executive Plan in May 2013, and 2.5 million shares of company stock were reserved for issuance through February 28, 2018. At December 31, 2015, 2.3 million shares under the Executive Plan remained available for issuance. Pursuant to the Executive Plan, no shares were awarded for the award year 2015, 221,900 shares were awarded with a market value of $3.8 million for the award year 2014, and 9,500 shares were awarded with a market value of $157,000 for the award year 2013.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity-based Incentive Plans (Continued)

2014 Employee Stock Purchase Plan

        The 2014 Employee Stock Purchase Plan allows eligible employees, at their election, to purchase shares of the company's stock on the open market at fair market value with a designated broker through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees' payroll deductions. The company's total expense for the plan was $468,000, $376,000, and $354,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 7. Derivative Financial Instruments

        The company is exposed to certain risks relating to its ongoing business operations. The company may utilize derivative instruments to mitigate interest rate and foreign currency exchange rate risk, and routinely enters into forward exchange traded futures and option contracts to manage the price risk associated with nonferrous metals inventory as well as purchases and sales of nonferrous metals (specifically aluminum, copper, nickel and silver). The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements. The company designates certain of its nonferrous metals forward exchange futures contracts as fair value hedges of inventory and firm sales commitments.

        Commodity futures contracts.    If the company is "long" on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is "short" on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company's commodity futures contract commitments as of December 31, 2015 (MT represents metric tons and Lbs represents pounds):

Commodity	Long/Short	Total
Aluminum	Long	2,475	MT
Aluminum	Short	2,825	MT
Copper	Long	8,985	MT
Copper	Short	14,144	MT
Silver	Short	343	Lbs

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Derivative Financial Instruments (Continued)

        The following summarizes the location and amounts of the fair values reported on the company's balance sheets and gains or losses related to derivatives included in the company's consolidated statements of operations as of and for the years ended December 31 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivative instruments designated as fair value hedges—
Commodity futures	Other current assets	$857	$3,180	$2,860	$913
Derivative instruments not designated as hedges—
Commodity futures	Other current assets	908	2,132	1,065	626

Total derivative instruments		$1,765	$5,312	$3,925	$1,539

        The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements, which total $3.4 million and $7.6 million at December 31, 2015, and 2014, respectively, are reflected in other current assets in the consolidated balance sheet.

	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives for the year ended December 31, 2015	Hedged items in fair value hedge relationships	Location of gain recognized in income on related hedged item	Amount of gain recognized in income on related hedged items for the year ended December 31, 2015
Derivatives in fair value hedging relationships—
Commodity futures	Costs of goods sold	$(4,254)	Firm commitments	Costs of goods sold	$2,084

			Inventory	Costs of goods sold	1,269

					$3,353

Derivatives not designated as hedging instruments—
Commodity futures	Costs of goods sold	$16,261

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Derivative Financial Instruments (Continued)

	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives for the year ended December 31, 2014	Hedged items in fair value hedge relationships	Location of gain (loss) recognized in income on related hedged item	Amount of gain (loss) recognized in income on related hedged items for the year ended December 31, 2014
Derivatives in fair value hedging relationships—
Commodity futures	Costs of goods sold	$2,778	Firm commitments	Costs of goods sold	$1,488

			Inventory	Costs of goods sold	(3,411)

					$(1,923)

Derivatives not designated as hedging instruments—
Commodity futures	Costs of goods sold	$14,988

	Location of gain recognized in income on derivatives	Amount of gain recognized in income on derivatives for the year ended December 31, 2013	Hedged items in fair value hedge relationships	Location of gain (loss) recognized in income on related hedged item	Amount of gain (loss) recognized in income on related hedged items for the year ended December 31, 2013
Derivatives in fair value hedging relationships—
Commodity futures	Costs of goods sold	$7,509	Firm commitments	Costs of goods sold	$120

			Inventory	Costs of goods sold	(7,437)

					$(7,317)

Derivatives not designated as hedging instruments—
Commodity futures	Costs of goods sold	$2,097

        Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $90,000 and $206,000, and a loss of $206,000 for the years ended December 31, 2015, 2014, and 2013, respectively. A loss excluded from hedge effectiveness testing of $991,000 increased costs of goods sold, and gains excluded from hedge effectiveness testing of $649,000 and $398,000 reduced costs of goods sold for the years ended December 31, 2015, 2014, and 2013, respectively.

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

        The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2015
Commodity futures—financial assets	$1,765	$—	$1,765	$—
Commodity futures—financial liabilities	3,925	—	3,925	—
2014
Commodity futures—financial assets	$5,312	$—	$5,312	$—
Commodity futures—financial liabilities	1,539	—	1,539	—

        The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.7 billion and $3.1 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.6 billion and $3.0 billion) at December 31, 2015, and 2014, respectively.

        Refer to Note 1 for discussions regarding goodwill, indefinite-lived intangible assets, long-lived assets, and investments accounted for under the equity method, which as a result of impairments, were measured at fair value in 2015.

Note 9. Commitments and Contingencies

        The company has entered into certain commitments with suppliers which are of a customary nature. Commitments have been entered into relating to future expected requirements for such commodities as electricity, natural gas and its transportation services, fuel, air products, and zinc. Certain commitments contain provisions which require that the company "take or pay" for specified quantities at fixed prices without regard to actual usage for periods of up to 24 months for physical commodity requirements, for up to 4 years for commodity transportation requirements, and for up to 13 years for air products. The company utilized such "take or pay" requirements during the past three years under these contracts, except for certain air products at our Minnesota ironmaking operations which were idled in May 2015. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Commitments and Contingencies (Continued)

production process, other than certain air products related to Minnesota ironmaking operations during the idle period.

        The company's commitments for these agreements with "take or pay" or other similar commitment provisions for the years ending December 31, as follows (in thousands):

2016	$224,850
2017	32,120
2018	18,636
2019	20,059
2020	17,099
Thereafter	66,600

$379,364

        At December 31, 2015, the company has outstanding commitments of $69.6 million related to ongoing construction of property, plant, and equipment related primarily to steel operations. The company's commitments for operating leases are discussed in Note 12.

        The company is involved, along with two other remaining steel manufacturing company defendants, in a class action antitrust suit in federal court in Chicago, Illinois, originally against eight companies. The Complaint alleges a conspiracy on the part of the original defendants to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a specified period between 2005 and 2007, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products. The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period. In addition, another similar complaint was filed in December 2010 purporting to be on behalf of indirect purchasers of steel products in Tennessee. All Complaints have been consolidated in the Chicago action and seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. Following an extensive period of discovery and related motions concerning class certification matters, the Court, on September 9, 2015, certified a class, limited, however, to the issue of the alleged conspiracy alone, and denied class certification on the issue of antitrust impact and damages. As a result, some additional discovery is ongoing. The company has also filed a motion for summary judgment, as has co-defendant SSAB, and this matter is currently pending.

        Due, however, to the uncertain nature of litigation, the company cannot presently determine the ultimate outcome of this litigation. Based on the information available at this time, the company has determined that there is not presently a "reasonable possibility" (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on the Company's financial condition, results of operations, or liquidity. Although not presently necessary or appropriate to make a dollar estimate of exposure to loss, if any, in connection with the above matter, the company may in the future determine that a loss accrual is necessary. Although the company may make loss accruals, if and as warranted, any amounts that it may accrue from time to time could vary significantly from the amounts it actually pays, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. Additionally, an adverse result could have a material effect on the company's financial condition, results of operations and liquidity.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Commitments and Contingencies (Continued)

        The company is also involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on the company's financial condition, results of operations, or liquidity.

Note 10. Transactions with Affiliated Companies

        The company sells flat roll products to and occasionally purchases ferrous materials from Heidtman. The president and chief executive officer of Heidtman is a member of the company's board of directors and a stockholder of the company. Transactions with Heidtman for the years ended December 31, are as follows (in thousands):

	2015	2014	2013
Sales	$162,742	$234,608	$236,075
Percentage of consolidated net sales	2%	3%	3%
Accounts receivable	30,627	35,447	51,760
Purchases	11,429	7,639	5,562
Accounts payable	431	236	391

        The company also purchases and sells recycled and scrap metal with other smaller affiliated companies. These transactions are as follows (in thousands):

	2015	2014	2013
Sales	$24,436	$39,777	$49,748
Accounts receivable	3,645	7,543	4,632
Purchases	178,102	279,177	111,048
Accounts payable	6,199	21,029	9,936

Note 11. Retirement Plans

        The company sponsors several 401(k) retirement savings and profit sharing plans (Plans) for eligible employees, which are considered "qualified plans" for federal income tax purposes. The company's total expense for the Plans was $21.0 million, $39.4 million, and $25.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. The company's profit sharing component is 8% of consolidated pretax income excluding noncontrolling interests and other items. The resulting company profit sharing component was $17.7 million, $36.3 million, and $23.1 million for the years ended December 31, 2015, 2014, and 2013, respectively; of which $14.1 million, $29.0 million, and $18.5 million, respectively, was directed by the company's board of directors to be contributed to the Plans, with the remaining amounts each year paid directly in cash to the Plans' participants.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Leases

        The company has operating leases relating principally to transportation and other equipment and real estate. Certain leases include escalation clauses and/or purchase options. The company paid $15.1 million, $16.0 million, and $13.5 million for operating leases for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015, future minimum payments for all non-cancelable operating leases with an initial or remaining term of one year or more are as follows (in thousands):

2016	$14,699
2017	9,614
2018	7,429
2019	6,609
2020	4,623
Thereafter	6,686

$49,660

Note 13. Segment Information

        The company's operations are primarily organized and managed by operating segment. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment sales and any related profits are eliminated in consolidation. In the third quarter 2015, the company changed its reportable segments, consistent with how it currently manages the business, in three reporting segments: steel operations (includes Columbus Flat Roll Division since its September 16, 2014 acquisition), metals recycling operations, and steel fabrication operations. The segment operations are described in Note 1 to the financial statements. Amounts included in the category "Other" are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consists of our Minnesota ironmaking operations and several smaller joint ventures. In addition, "Other" also includes certain unallocated corporate accounts, such as the company's senior secured credit facility, senior notes, certain other investments, and certain profit sharing expenses. Segment information presented below has been adjusted for all prior periods consistent with the current reportable segment presentation.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Segment Information (Continued)

        The company's segment results for the years ended December 31, are as follows (in thousands):

For the Year Ended December 31, 2015	Steel Operations	Metals Recycling Operations		Steel Fabrication Operations	Other		Eliminations		Consolidated
Net Sales
External	$4,935,549	$1,249,061		$671,323	$283,965		$—		$7,139,898
External Non-U.S.	267,963	183,942		2,051	557		—		454,513
Other segments	218,963	904,713		25	30,325		(1,154,026)		—

	5,422,475	2,337,716		673,399	314,847		(1,154,026)		7,594,411

Operating income (loss)	403,216	(448,137)	(7)	115,947	(148,784)	(1)	4,974	(2)	(72,784)
Income (loss) before income taxes	312,402	(465,426)	(7)	108,795	(202,862)		4,974		(242,117)
Depreciation and amortization	205,827	65,640		9,587	13,746		(205)		294,595
Capital expenditures	71,752	21,874		3,395	17,480		—		114,501
As of December 31, 2015
Assets	$3,827,108	$1,067,672		$341,276	$1,050,506	(3)	$(84,480)	(4)	$6,202,082
Liabilities	603,505	250,719		88,439	2,667,189	(5)	(79,221)	(6)	3,530,631

Footnotes related to the year ended December 31, 2015 segment results (in millions):

(1)	Corporate SG&A	$(34.7)	(2)	Gross profit increase from intra-company sales	$5.0

	Company-wide equity-based compensation	(27.4)
	Profit sharing	(17.7)
	Minnesota ironmaking operations	(55.7)
	Other, net	(13.3)

		$(148.8)

(3)	Cash and equivalents	$641.9	(4)	Elimination of intra-company receivables	$(74.9)
	Accounts receivable	18.8		Elimination of intra-company debt	(6.2)
	Inventories	35.1		Other	(3.4)

	Property, plant and equipment, net	306.0			$(84.5)

	Intra-company debt	6.2
	Other	42.5

		$1,050.5

(5)	Accounts payable	$102.3	(6)	Elimination of intra-company payables	$(74.9)
	Income taxes payable	2.2		Elimination of intra-company debt	(6.2)
	Accrued interest	38.3		Other	1.9

	Accrued profit sharing	17.7			$(79.2)

	Debt	2,588.7
	Deferred income taxes	(109.0)
	Other	27.0

		$2,667.2

(7)	Includes $428.5 million of pretax non-cash asset impairment charges.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Segment Information (Continued)

For the Year Ended December 31, 2014	Steel Operations	Metals Recycling Operations	Steel Fabrication Operations	Other		Eliminations		Consolidated
Net Sales
External	$5,300,762	$1,985,927	$631,750	$354,519		$—		$8,272,958
External Non-U.S.	240,981	240,900	—	1,113		—		482,994
Other segments	279,835	1,312,379	58	112,873		(1,705,145)		—

	5,821,578	3,539,206	631,808	468,505		(1,705,145)		8,755,952

Operating income (loss)	683,609	26,014	51,894	(445,549)	(1)	4,352	(2)	320,320
Income (loss) before income taxes	614,653	5,670	45,376	(505,248)	(7)	4,352		164,803
Depreciation and amortization	149,064	75,242	9,712	29,512		(205)		263,325
Capital expenditures	62,807	22,223	3,027	23,728		—		111,785
As of December 31, 2014
Assets	$4,511,436	$1,767,820	$301,156	$793,389	(3)	$(140,642)	(4)	$7,233,159
Liabilities	776,804	352,271	42,074	3,270,878	(5)	(130,735)	(6)	4,311,292

Footnotes related to the year ended December 31, 2014 segment results (in millions):

(1)	Corporate SG&A	$(42.0)	(2)	Gross profit increase from intra-company sales	$4.4

	Company-wide equity-based compensation	(22.8)
	Profit sharing	(36.8)
	Minnesota ironmaking operations	(69.8)
	Minnesota ironmaking operations non-cash asset impairment charges	(260.0)
	Other, net	(14.1)

		$(445.5)

(3)	Cash and equivalents	$272.3	(4)	Elimination of intra-company receivables	$(125.1)
	Accounts receivable	36.8		Elimination of intra-company debt	(7.1)
	Inventories	95.2		Other	(8.4)

	Property, plant and equipment, net	313.6			$(140.6)

	Intra-company debt	7.1
	Other	68.4

		$793.4

(5)	Accounts payable	$126.9	(6)	Elimination of intra-company payables	$(125.2)
	Income taxes payable	6.1		Elimination of intra-company debt	(7.1)
	Accrued interest	50.2		Other	1.6

	Accrued profit sharing	36.8			$(130.7)

	Debt	2,975.0
	Deferred income taxes	36.9
	Other	39.0

		$3,270.9

(7)	Includes $25.2 million of acquisition and bridge financing costs associated with the acquisition of Columbus.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Segment Information (Continued)

For the Year Ended December 31, 2013	Steel Operations	Metals Recycling Operations	Steel Fabrication Operations	Other		Eliminations	Consolidated
Net Sales
External	$4,256,077	$2,066,572	$438,254	$194,823		$—	$6,955,726
External Non-U.S.	205,380	210,978	—	840		—	417,198
Other segments	223,390	997,316	1,401	103,416		(1,325,523)	—

	4,684,847	3,274,866	439,655	299,079		(1,325,523)	7,372,924

Operating income (loss)	516,125	41,949	7,003	(177,939)	(1)	(613) (2)	386,525
Income (loss) before income taxes	461,151	15,831	827	(214,366)		(613)	262,830
Depreciation and amortization	116,533	80,483	8,736	25,381		(205)	230,928
Capital expenditures	126,772	32,354	2,166	25,551		—	186,843
As of December 31, 2013
Assets	$2,760,752	$1,840,490	$270,160	$1,106,856	(3)	$(89,724) (4)	$5,888,534
Liabilities	572,573	364,231	22,648	2,394,072	(5)	(77,359) (6)	3,276,165

Footnotes related to the year ended December 31, 2013 segment results (in millions):

(1)	Corporate SG&A	$(36.0)	(2)	Gross profit increase from intra-company sales	$(0.6)

	Company-wide equity-based compensation	(15.2)
	Profit sharing	(23.4)
	Minnesota ironmaking operations	(93.3)
	Other, net	(10.0)

		$(177.9)

(3)	Cash and equivalents	$328.3	(4)	Elimination of intra-company receivables	$(69.0)
	Accounts receivable	24.7		Elimination of intra-company debt	(8.0)
	Inventories	91.2		Other	(12.7)

	Property, plant and equipment, net	579.9			$(89.7)

	Intra-company debt	8.0
	Other	74.8

		$1,106.9

(5)	Accounts payable	$82.8	(6)	Elimination of intra-company payables	$(69.0)
	Income taxes payable	4.0		Elimination of intra-company debt	(8.0)
	Accrued interest	31.2		Other	(0.4)

	Accrued profit sharing	23.4			$(77.4)

	Debt	2,074.8
	Deferred income taxes	139.1
	Other	38.8

		$2,394.1

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information

        Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company's senior unsecured notes due 2019, 2021, 2022, 2023 and 2024. Following are the company's condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations, and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, which includes Columbus Flat Roll Division since acquired on September 16, 2014, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements, and notes thereto.

Condensed Consolidating Balance Sheets (in thousands)

As of December 31, 2015	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$636,877	$81,976	$8,179	$—	$727,032
Accounts receivable, net	200,094	1,056,285	29,775	(672,549)	613,605
Inventories	539,963	573,924	35,004	499	1,149,390
Other current assets	21,654	25,415	1,676	(831)	47,914

Total current assets	1,398,588	1,737,600	74,634	(672,881)	2,537,941
Property, plant and equipment, net	958,212	1,703,932	291,077	(2,011)	2,951,210
Intangible assets, net	—	278,960	—	—	278,960
Goodwill	—	397,470	—	—	397,470
Other assets, including investments in subs	2,941,710	10,040	6,137	(2,921,386)	36,501

Total assets	$5,298,510	$4,128,002	$371,848	$(3,596,278)	$6,202,082

Accounts payable	$100,751	$183,344	$68,948	$(69,688)	$283,355
Accrued expenses	141,552	185,873	4,779	(96,949)	235,255
Current maturities of long-term debt	13,122	700	24,975	(22,117)	16,680

Total current liabilities	255,425	369,917	98,702	(188,754)	535,290
Long-term debt	2,546,606	361	177,897	(146,888)	2,577,976
Other liabilities	(183,248)	1,342,541	63,020	(804,948)	417,365
Redeemable noncontrolling interests	—	—	126,340	—	126,340
Common stock	638	1,727,859	18,120	(1,745,979)	638
Treasury stock	(396,455)	—	—	—	(396,455)
Additional paid-in-capital	1,110,253	117,737	646,787	(764,524)	1,110,253
Retained earnings (deficit)	1,965,291	569,587	(624,402)	54,815	1,965,291

Total Steel Dynamics, Inc. equity	2,679,727	2,415,183	40,505	(2,455,688)	2,679,727
Noncontrolling interests	—	—	(134,616)	—	(134,616)

Total equity	2,679,727	2,415,183	(94,111)	(2,455,688)	2,545,111

Total liabilities and equity	$5,298,510	$4,128,002	$371,848	$(3,596,278)	$6,202,082

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

As of December 31, 2014	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Cash and equivalents	$265,313	$81,690	$14,360	$—	$361,363
Accounts receivable, net	321,493	1,176,849	44,696	(640,213)	902,825
Inventories	662,970	862,796	94,916	(2,263)	1,618,419
Other current assets	59,243	8,416	6,465	(18,469)	55,655

Total current assets	1,309,019	2,129,751	160,437	(660,945)	2,938,262
Property, plant and equipment, net	1,002,407	1,826,208	297,505	(2,214)	3,123,906
Intangible assets, net	—	370,669	—	—	370,669
Goodwill	—	745,158	—	—	745,158
Other assets, including investments in subs	3,858,706	24,810	6,255	(3,834,607)	55,164

Total assets	$6,170,132	$5,096,596	$464,197	$(4,497,766)	$7,233,159

Accounts payable	$151,517	$371,037	$98,886	$(110,384)	$511,056
Accrued expenses	191,433	166,101	11,695	(76,163)	293,066
Current maturities of long-term debt	13,073	777	73,767	(41,157)	46,460

Total current liabilities	356,023	537,915	184,348	(227,704)	850,582
Long-term debt	2,900,375	624	158,333	(123,943)	2,935,389
Other liabilities	719	1,807,989	28,559	(1,311,946)	525,321
Redeemable noncontrolling interests	—	—	126,340	—	126,340
Common stock	635	1,727,859	18,121	(1,745,980)	635
Treasury stock	(398,898)	—	—	—	(398,898)
Additional paid-in-capital	1,083,435	117,737	635,156	(752,893)	1,083,435
Retained earnings (deficit)	2,227,843	904,472	(569,172)	(335,300)	2,227,843

Total Steel Dynamics, Inc. equity	2,913,015	2,750,068	84,105	(2,834,173)	2,913,015
Noncontrolling interests	—	—	(117,488)	—	(117,488)

Total equity	2,913,015	2,750,068	(33,383)	(2,834,173)	2,795,527

Total liabilities and equity	$6,170,132	$5,096,596	$464,197	$(4,497,766)	$7,233,159

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the Year Ended, December 31, 2015	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$2,908,904	$8,132,043	$361,944	$(3,808,480)	$7,594,411
Costs of goods sold	2,515,621	7,646,411	420,281	(3,719,620)	6,862,693

Gross profit (loss)	393,283	485,632	(58,337)	(88,860)	731,718
Selling, general and administrative	128,929	254,106	11,893	(18,926)	376,002
Asset impairment charges	—	428,500	—	—	428,500

Operating income (loss)	264,354	(196,974)	(70,230)	(69,934)	(72,784)
Interest expense, net of capitalized interest	75,457	76,009	6,969	(4,485)	153,950
Other (income) expense, net	13,970	332	(3,404)	4,485	15,383

Income (loss) before income taxes and equity in net loss of subsidiaries	174,927	(273,315)	(73,795)	(69,934)	(242,117)
Income taxes (benefit)	(124,626)	61,571	(4,627)	(29,265)	(96,947)

	299,553	(334,886)	(69,168)	(40,669)	(145,170)
Equity in net loss of subsidiaries	(429,864)	—	—	429,864	—
Net loss attributable to noncontrolling interests	—	—	14,859	—	14,859

Net income (loss) attributable to Steel Dynamics, Inc.	$(130,311)	$(334,886)	$(54,309)	$389,195	$(130,311)

For the Year Ended, December 31, 2014	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,904,488	$9,761,236	$527,584	$(5,437,356)	$8,755,952
Costs of goods sold	3,305,269	9,212,977	598,428	(5,326,933)	7,789,741

Gross profit (loss)	599,219	548,259	(70,844)	(110,423)	966,211
Selling, general and administrative	149,374	241,163	13,503	(18,149)	385,891
Asset impairment charges	—	—	260,000	—	260,000

Operating income (loss)	449,845	307,096	(344,347)	(92,274)	320,320
Interest expense, net of capitalized interest	78,442	56,006	7,745	(4,930)	137,263
Other (income) expense, net	18,976	(23)	(5,629)	4,930	18,254

Income (loss) before income taxes and equity in net loss of subsidiaries	352,427	251,113	(346,463)	(92,274)	164,803
Income taxes (benefit)	14,064	96,315	(1,095)	(36,131)	73,153

	338,363	154,798	(345,368)	(56,143)	91,650
Equity in net loss of subsidiaries	(181,339)	—	—	181,339	—
Net loss attributable to noncontrolling interests	—	—	65,374	—	65,374

Net income (loss) attributable to Steel Dynamics, Inc.	$157,024	$154,798	$(279,994)	$125,196	$157,024

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2013	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net sales	$3,466,691	$8,219,499	$347,288	$(4,660,554)	$7,372,924
Costs of goods sold	2,981,591	7,805,367	440,064	(4,573,242)	6,653,780

Gross profit (loss)	485,100	414,132	(92,776)	(87,312)	719,144
Selling, general and administrative	118,975	219,531	10,548	(16,435)	332,619

Operating income (loss)	366,125	194,601	(103,324)	(70,877)	386,525
Interest expense, net of capitalized interest	81,361	43,879	7,259	(4,771)	127,728
Other (income) expense, net	(7,358)	3,401	(4,847)	4,771	(4,033)

Income (loss) before income taxes and equity in net income of subsidiaries	292,122	147,321	(105,736)	(70,877)	262,830
Income taxes	63,670	54,448	6,406	(25,210)	99,314

	228,452	92,873	(112,142)	(45,667)	163,516
Equity in net loss of subsidiaries	(39,138)	—	—	39,138	—
Net loss attributable to noncontrolling interests	—	—	25,798	—	25,798

Net income (loss) attributable to Steel Dynamics, Inc.	$189,314	$92,873	$(86,344)	$(6,529)	$189,314

Condensed Consolidating Statements of Cash Flows (in thousands)

For the Year Ended, December 31, 2015	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$413,870	$601,437	$19,388	$3,788	$1,038,483
Net cash used in investing activities	(64,457)	(89,751)	(15,703)	20,284	(149,627)
Net cash provided by (used in) financing activities	22,151	(511,400)	(9,866)	(24,072)	(523,187)

Increase (decrease) in cash and equivalents	371,564	286	(6,181)	—	365,669
Cash and equivalents at beginning of period	265,313	81,690	14,360	—	361,363

Cash and equivalents at end of period	$636,877	$81,976	$8,179	$—	$727,032

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Condensed Consolidating Information (Continued)

For the Year Ended, December 31, 2014	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$400,204	$279,080	$(38,666)	$(23,046)	$617,572
Net cash used in investing activities	(1,690,363)	(8,883)	(23,206)	(24,815)	(1,747,267)
Net cash provided by (used in) financing activities	1,234,606	(249,655)	63,090	47,861	1,095,902

Increase (decrease) in cash and equivalents	(55,553)	20,542	1,218	—	(33,793)
Cash and equivalents at beginning of period	320,866	61,148	13,142	—	395,156

Cash and equivalents at end of period	$265,313	$81,690	$14,360	$—	$361,363

For the Year Ended, December 31, 2013	Parent	Guarantors	Combined Non-Guarantors	Consolidating Adjustments	Total Consolidated
Net cash provided by (used in) operating activities	$190,616	$190,885	$(80,525)	$11,199	$312,175
Net cash used in investing activities	(170,561)	(41,415)	(23,086)	82,217	(152,845)
Net cash provided by (used in) financing activities	(21,896)	(129,997)	105,218	(93,416)	(140,091)

Increase (decrease) in cash and equivalents	(1,841)	19,473	1,607	—	19,239
Cash and equivalents at beginning of period	322,707	41,675	11,535	—	375,917

Cash and equivalents at end of period	$320,866	$61,148	$13,142	$—	$395,156

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015:
Net sales	$2,047,435	$2,005,007	$1,950,923	$1,591,046
Gross profit	187,042	171,743	228,726	144,207
Operating income (loss)	99,771	77,559	131,029	(381,143)
Net income (loss)	26,954	25,325	58,867	(256,316)
Net income (loss) attributable to Steel Dynamics, Inc.	30,761	31,550	60,617	(253,239)
Earnings (loss) per share:
Basic	.13	.13	.25	(1.04)
Diluted	.13	.13	.25	(1.04)
2014:
Net sales	$1,830,082	$2,069,761	$2,339,016	$2,517,093
Gross profit	163,304	222,771	288,512	291,624
Operating income (loss)	80,932	131,905	188,643	(81,160)
Net income (loss)	33,698	66,341	87,657	(96,046)
Net income (loss) attributable to Steel Dynamics, Inc.	38,579	72,303	91,173	(45,031)
Earnings (loss) per share:
Basic	.17	.32	.38	(.19)
Diluted	.17	.31	.38	(.19)

        The first quarter of 2015 reflects other non-operating expenses of $16.7 million associated with call premiums and write off of deferred financing costs related to the call and repayment of all $350.0 million of outstanding 7 5/8% Senior Notes due 2020.

        The second quarter of 2015 reflects inventory lower-of-cost or market charges of $21.0 million (inclusive of noncontrolling interests of $3.6 million), in cost of goods sold, related to the May 2015 decision to idle the Minnesota ironmaking operations and to monetize existing raw material inventory.

        The fourth quarter of 2015 reflects pretax non-cash asset impairment charges related to goodwill, indefinite-lived intangibles and certain other assets associated with the company's metal recycling operations, which reduced operating income by $428.5 million, and net income and net income attributable to Steel Dynamics, Inc. by $268.7 million.

        The third quarter of 2014 reflects other non-operating expenses of $25.2 million associated with acquisition and bridge financing costs related to the acquisition of Columbus Flat Roll Division.

        The fourth quarter of 2014 reflects pretax non-cash asset impairment charges associated with the company's Minnesota ironmaking operations, which reduced operating income by $260.0 million, net income by $179.1 million, and net income attributable to Steel Dynamics, Inc. by $132.6 million.

        Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

  As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, the end of the period covered by this annual report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  Management's report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm's related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

(b)   Changes in Internal Control Over Financial Reporting.

  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Our Management's Report on Internal Control Over Financial Reporting, as of December 31, 2015, can be found on page 60 of this Form 10-K, and the related Report of Independent Registered Public Accounting Firm, Ernst & Young LLP, can be found on page 61 of this Form 10-K, each of which is incorporated by reference into this Item 9A.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

        The information required to be furnished pursuant to Item 10 with respect to directors, executive officers, code of ethics, and audit committee and audit committee financial experts is incorporated herein by reference from the section entitled "Governance of the Company" and "Election of Directors" in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled "Information on Directors and Executive Officers" in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

        Our stockholders approved the Steel Dynamics, Inc. 2015 Equity Incentive Plan at our annual meeting of stockholders held May 21, 2015 (2015 Plan). Our stockholders approved the Steel Dynamics, Inc. 2013 Equity Incentive Compensation Plan (2013 Plan) at our annual meeting of stockholders held May 16, 2013. The following table summarizes information about our equity compensation plans at December 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2015 Plan, and Predecessor 2006 Plan	3,386,753	$14.43	9,094,571
2013 Plan	151,074	—	2,268,635
Equity compensation plans not approved by security holders	—	—	—

(1)
The weighted average exercise price for the 2015 Plan (and 2006 Predecessor Plan) does not take into account 2,278,704 RSU's, 201,684 DSU's, and 310,242 LTIP's issuable upon expiration of the vesting or deferral periods, which have no exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the section entitled "Principal Accounting Fees and Services" in our Proxy Statement for the 2016 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

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

(b)
Exhibits:

Articles of Incorporation

3.1a	Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1a to our Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.

3.1b	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective November 2, 2006, increasing the authorized shares to 200 million, incorporated herein by reference from Exhibit 3.1b to our report on Form 10-Q filed May 7, 2008.

3.1c	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective March 27, 2008, increasing the authorized common shares to 400 million, incorporated herein by reference from Exhibit 3.1c to our report on Form 10-Q, filed May 7, 2008.

3.1d	Amendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective June 2, 2009, increasing the authorized common shares to 900 million, incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed June 2, 2009.

3.2a	Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed July 6, 2006.

3.2b	Amendment adding Section 3.15 to Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 99.1 to our Form 8-K filed August 6, 2009.

Instruments Defining the Rights of Security Holders, Including Indentures

4.17	Indenture relating to our issuance of $400 million of 6 1/8% Senior Notes due 2019, and $350 million of 6 3/8% Senior Notes due 2022 among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, dated as of August 16, 2012, incorporated herein by reference from Exhibit 4.17 to our Form 8-K filed August 20, 2012.

4.20	Indenture relating to our issuance of $400 million of 5 1/4% Senior Notes due 2023, among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, dated as of March 26, 2013, incorporated herein by reference from Exhibit 4.20 to our Form 8-K filed March 23, 2013.

4.23		Indenture dated September 9, 2014, relating to the 5.125% Senior Notes due 2021, among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.23 to our Form 8-K filed September 12, 2014.

4.24		Indenture dated September 9, 2014, relating to the 5.500% Senior Notes due 2024, among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.24 to our Form 8-K filed September 12, 2014.

Material Contracts

10.12		Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. re Taxable Economic Development Revenue bonds, Trust Indenture between Indiana Development Finance Authority and NBD Bank, N.A., as Trustee re Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc., incorporated herein by reference from Exhibit 10.12 to Registrant's Registration Statement on Form S-1, File No. 333-12521, effective November 21, 1996.

10.20	†	Steel Dynamics, Inc., Change in Control Benefit Plan, incorporated herein by reference to our 8-K filed December 4, 2012.

10.41b	†	Amended and Restated Steel Dynamics, Inc. 2006 Equity Incentive Plan, as approved by shareholders on May 17, 2012, incorporated herein by reference from our Exhibit 10.41b to our 8-K filed August 21, 2012.

10.41c	†	Steel Dynamics, Inc. Long-Term Incentive Compensation Program, adopted August 15, 2012, incorporated herein by reference from our Exhibit 10.41c to our 8-K filed August 21, 2012.

10.52	†	Director Agreement between the Company and Keith E. Busse, dated October 14, 2011, incorporated herein by reference from Exhibit 10.52 to our Form 8-K filed October 20, 2011.

10.53	†	2013 Executive Incentive Compensation Plan, approved by stockholders on May 16, 2013, incorporated herein by reference from our May 16, 2013, Notice of Annual Meeting of Stockholders filed March 27, 2013.

10.54		Second Amended and Restated Credit Agreement dated as of November 14, 2014, Among Steel Dynamics, Inc. as Borrower and the Initial Lenders, Initial Issuing Bank and Swing Line Bank Named or Described Herein as Initial Lenders, Initial Issuing Banks and Swing Line Bank, and PNC Bank, National Association as Collateral Agent, PNC Bank, National Association as Administrative Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association as Syndication Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Morgan Stanley Senior Funding, Inc. and Sun Trust Bank, as Documentation Agents, incorporated herein by reference from Exhibit 10.54 to our Form 8-K filed November 20, 2014.

10.55	†	Steel Dynamics, Inc. 2014 Employee Stock Purchase Plan, incorporated herein by reference from our May 15, 2014, Notice of Annual Meeting and Stockholders filed March 27, 2014.

10.56		Membership Interest Purchase Agreement by and among Severstal Columbus Holdings, LLC, Severstal Columbus, LLC and Steel Dynamics, Inc., dated as of July 18, 2014, incorporated herein by reference from Exhibit 2.1 to our 8-K filed July 18, 2014.

10.57	†	2015 Equity Incentive Plan, as approved by shareholders on May 21, 2015, incorporated herein by reference from our May 21, 2015, Notice of Annual Meeting of Stockholders filed March 30, 2015.

Other

12.1	*	Computation of Ratio of Earnings to Fixed Charges

21.1	*	List of our Subsidiaries

23.1	*	Consent of Ernst & Young LLP.

24.1		Powers of attorney (see signature pages on pages 110 and 111 of this Report).

95	*	Mine Safety Disclosures

Executive Officer Certifications

31.1	*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Document

101.PRE	*	XBRL Taxonomy Presentation Document

*
Filed concurrently herewith

†
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2016

STEEL DYNAMICS, INC.
By:	/s/ MARK D. MILLETT Mark D. Millett Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Mark D. Millett and Theresa E. Wagler, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2015 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2015 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK D. MILLETT Mark D. Millett	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
/s/ THERESA E. WAGLER Theresa E. Wagler	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
/s/ RICHARD P. TEETS, JR. Richard P. Teets, Jr.	Executive Vice President and Director	February 26, 2016
/s/ JOHN C. BATES John C. Bates	Director	February 26, 2016

Signatures	Title	Date

/s/ KEITH E. BUSSE Keith E. Busse	Director	February 26, 2016
/s/ DR. FRANK BYRNE Dr. Frank Byrne	Director	February 26, 2016
/s/ TRACI M. DOLAN Traci M. Dolan	Director	February 26, 2016
/s/ DR. JÜRGEN KOLB Dr. Jürgen Kolb	Director	February 26, 2016
/s/ JAMES C. MARCUCCILLI James C. Marcuccilli	Director	February 26, 2016
/s/ BRADLEY S. SEAMAN Bradley S. Seaman	Director	February 26, 2016
/s/ GABRIEL L. SHAHEEN Gabriel L. Shaheen	Director	February 26, 2016