Form 10-Q
period 2016-03-31
STEEL DYNAMICS INC
filed 2016-05-06
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, Registrant had 243,572,462 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and equivalents	$976,951	$727,032
Accounts receivable, net	654,177	579,333
Accounts receivable-related parties	35,024	34,272
Inventories	1,066,823	1,149,390
Other current assets	41,258	47,914
Total current assets	2,774,233	2,537,941

Property, plant and equipment, net	2,914,186	2,951,210

Restricted cash	19,603	19,565
Intangible assets, net	272,528	278,960
Goodwill	395,872	397,470
Other assets	15,220	16,936
Total assets	$6,391,642	$6,202,082

Liabilities and Equity
Current liabilities
Accounts payable	$407,405	$276,725
Accounts payable-related parties	6,170	6,630
Income taxes payable	9,960	2,023
Accrued payroll and benefits	81,246	94,906
Accrued interest	47,928	38,502
Accrued expenses	97,567	99,824
Current maturities of long-term debt	22,770	16,680
Total current liabilities	673,046	535,290

Long-term debt	2,575,528	2,577,976
Deferred income taxes	416,260	400,770
Other liabilities	19,302	16,595

Commitments and contingencies

Redeemable noncontrolling interests	126,340	126,340

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 263,142,777, and 262,937,139 shares issued; and 243,500,764, and 243,089,514 shares outstanding, as of March 31, 2016 and December 31, 2015, respectively	639	638
Treasury stock, at cost; 19,642,013, and 19,847,625 shares, as of March 31, 2016 and December 31, 2015, respectively	(392,348)	(396,455)
Additional paid-in capital	1,115,008	1,110,253
Retained earnings	1,993,910	1,965,291
Total Steel Dynamics, Inc. equity	2,717,209	2,679,727
Noncontrolling interests	(136,043)	(134,616)
Total equity	2,581,166	2,545,111
Total liabilities and equity	$6,391,642	$6,202,082

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015

Net sales
Unrelated parties	$1,698,004	$2,003,973
Related parties	43,297	43,462
Total net sales	1,741,301	2,047,435

Costs of goods sold	1,505,265	1,860,393
Gross profit	236,036	187,042

Selling, general and administrative expenses	87,530	76,350
Profit sharing	9,291	4,598
Amortization of intangible assets	7,250	6,323

Operating income	131,965	99,771

Interest expense, net of capitalized interest	37,043	43,087
Other (income) expense, net	(1,792)	16,192
Income before income taxes	96,714	40,492

Income tax expense	35,396	13,538

Net income	61,318	26,954

Net loss attributable to noncontrolling interests	1,419	3,807
Net income attributable to Steel Dynamics, Inc.	$62,737	$30,761

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$0.26	$0.13

Weighted average common shares outstanding	243,202	241,535

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$0.26	$0.13

Weighted average common shares and share equivalents outstanding	244,608	242,867

Dividends declared per share	$0.1400	$0.1375

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015

Operating activities:
Net income	$61,318	$26,954

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,985	72,822
Equity-based compensation	8,405	8,543
Deferred income taxes	17,087	16,717
(Gain) loss on disposal of assets	(18)	4,985
Changes in certain assets and liabilities:
Accounts receivable	(75,596)	133,084
Inventories	82,567	164,999
Other assets	746	4,508
Accounts payable	112,659	(127,053)
Income taxes receivable/payable	13,993	16,265
Accrued expenses	(6,247)	(87,117)
Net cash provided by operating activities	288,899	234,707

Investing activities:
Purchases of property, plant and equipment	(27,708)	(33,351)
Other investing activities	3,054	1,663
Net cash used in investing activities	(24,654)	(31,688)

Financing activities:
Issuance of current and long-term debt	20,452	50,093
Repayment of current and long-term debt	(4,232)	(427,451)
Debt issuance costs	(5)	—
Proceeds from exercise of stock options, including related tax effect	2,892	1,753
Contributions from noncontrolling investors, net	(8)	(29)
Dividends paid	(33,425)	(27,766)
Net cash used in financing activities	(14,326)	(403,400)

Increase (decrease) in cash and equivalents	249,919	(200,381)
Cash and equivalents at beginning of period	727,032	361,363

Cash and equivalents at end of period	$976,951	$160,982

Supplemental disclosure information:
Cash paid for interest	$26,286	$40,094
Cash paid (received) for federal and state income taxes, net	$699	$(18,539)

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. The company has three report segments, consistent with how it currently manages the business, representing three reporting segments: steel operations, metals recycling operations, and steel fabrication operations.

Steel Operations Segment.  Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, and  Iron Dynamics (IDI), a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and ten downstream coating facilities. Steel operations accounted for 70% and 68% of the company’s consolidated external net sales during the three-month periods ended March 31, 2016 and 2015.

Metals Recycling Operations Segment. Metals recycling operations include the company’s metals recycling processing locations, and ferrous scrap procurement operations, of OmniSource Corporation (OmniSource). Metals recycling operations accounted for 15% and 21% of the company’s consolidated external net sales during the three-month periods ended March 31, 2016, and 2015, respectively.

Steel Fabrication Operations Segment.  Steel fabrication operations include the company’s eight New Millennium Building Systems’ joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for approximately 10% and 8% of the company’s consolidated external net sales during the three-month periods ended March 31, 2016, and 2015, respectively.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2015.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (Continued)

Goodwill.  The company’s goodwill is allocated to the following reporting units at March 31, 2016, and December 31, 2015, (in thousands):

		March 31,	December 31,
		2016	2015
Metals Recycling Segment:	OmniSource	$107,441	$109,039
	Butler Flat Roll Division, Structural and Rail Division, and Engineered Bar Division	95,000	95,000
Steel Segment:	The Techs	142,783	142,783
	Roanoke Bar Division	29,041	29,041
	Columbus Flat Roll Division	19,682	19,682
Fabrication Segment:	New Millennium Building Systems	1,925	1,925
		$395,872	$397,470

OmniSource goodwill decreased $1.6 million from December 31, 2015 to March 31, 2016, in recognition of the 2016 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Recently Issued Accounting Standards

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition.  The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Because the guidance in ASC 606 is principles-based, it can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Additionally, ASC 606 requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and potential uncertainty of revenue that is recognized. This guidance is effective for annual and interim periods beginning after December 15, 2017, but can be early adopted for annual and interim periods ending after December 15, 2016. The company is currently evaluating the impact of the provisions of ASC 606, including the timing and method of adoption.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market.  This new guidance is effective for annual and interim periods beginning after December 15, 2016, but can be early adopted. The company is currently evaluating the impact of this ASU’s adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): which establishes a new lease accounting model that requires lessees to recognize a right of use asset and related lease liability for most leases having lease terms of more than 12 months.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  This new guidance is effective for annual and interim periods beginning after December 15, 2018, but can be early adopted.  The company is currently evaluating the impact of the provisions of ASU 2016-02, including the timing of adoption.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units and deferred stock units; and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents at or for the three months ended March 31, 2016, and 2015.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the three month periods ended March 31, 2016, and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016			2015
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$62,737	243,202	$0.26	$30,761	241,535	$0.13
Dilutive common share equivalents	—	1,406		—	1,332
Diluted earnings per share	$62,737	244,608	$0.26	$30,761	242,867	$0.13

Note 3.  Inventories

Inventories are stated at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$353,681	$419,608
Supplies	390,362	396,349
Work in progress	88,139	90,486
Finished goods	234,641	242,947
Total inventories	$1,066,823	$1,149,390

Note 4.  Debt

On March 16, 2015, the company called and repaid all $350.0 million of its outstanding 7 5/8% Senior Notes due 2020 (the “Notes”) at a redemption price of 103.813% of the principal amount of the Notes, plus accrued and unpaid interest to, but not including, the date of redemption. Associated premiums and the write off of deferred financing costs of approximately $16.7 million were recorded in other expense in conjunction with the redemption.

Note 5.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
	Common	Additional Paid-In	Retained	Treasury	Noncontrolling	Total	Redeemable Noncontrolling
	Stock	Capital	Earnings	Stock	Interests	Equity	Interests
Balances at December 31, 2015	$638	$1,110,253	$1,965,291	$(396,455)	$(134,616)	$2,545,111	$126,340
Exercise of stock options proceeds, including related tax effect	1	2,892	—	—	—	2,893	—
Dividends declared	—	—	(34,090)	—	—	(34,090)	—
Distributions to noncontrolling investors, net	—	—	—	—	(8)	(8)	—
Equity-based compensation	—	1,863	(28)	4,107	—	5,942	—
Comprehensive and net income (loss)	—	—	62,737	—	(1,419)	61,318	—
Balances at March 31, 2016	$639	$1,115,008	$1,993,910	$(392,348)	$(136,043)	$2,581,166	$126,340

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

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of March 31, 2016 (MT represents metric tons and Lbs represents pounds):

Commodity Futures	Long/Short	Total
Aluminum	Long	3,075	MT
Aluminum	Short	1,125	MT
Copper	Long	8,736	MT
Copper	Short	11,796	MT
Silver	Short	343	Lbs

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of March 31, 2016, and December 31, 2015, and gains and losses related to derivatives included in the company’s statement of income for the three months ended March 31, 2016, and 2015 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivative instruments designated as fair value hedges -
Commodity futures	Other current assets	$890	$857	$1,945	$2,860

Derivative instruments not designated as hedges -
Commodity futures	Other current assets	752	908	1,232	1,065

Total derivative instruments		$1,642	$1,765	$3,177	$3,925

The fair value of the above derivative instruments, along with required margin deposit amounts with the same counterparty under master netting arrangements, which totaled $2.5 million at March 31, 2016, and $3.4 million at December 31, 2015, are reflected in other current assets in the consolidated balance sheet.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income on				recognized in income on
	Location of gain	derivatives for the three			Location of gain	related hedged items for
	(loss) recognized	months ended		Hedged items	(loss) recognized	the three months ended
	in income on	March 31,	March 31,	in fair value	in income on	March 31,	March 31,
	derivatives	2016	2015	hedge	derivatives	2016	2015
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$932	$(4,313)	Firm commitments	Costs of goods sold	$(1,222)	$494
				Inventory	Costs of goods sold	278	2,656
						$(944)	$3,150
Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$(872)	$6,996

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments (Continued)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $45,000 for the three-month period ending March 31, 2016 and gains of $107,000 during the three-month period ended March 31, 2015.  Gains excluded from hedge effectiveness testing of $32,000 decreased costs of goods sold during the three-month period ending March 31, 2016 and losses excluded from hedge effectiveness testing of $1.3 million increased costs of goods sold during the three-month periods ended March 31, 2015.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2016, and December 31, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Commodity futures — financial assets	$1,642	$—	$1,642	$—
Commodity futures — financial liabilities	3,177	—	3,177	—

December 31, 2015
Commodity futures — financial assets	$1,765	$—	$1,765	$—
Commodity futures — financial liabilities	3,925	—	3,925	—

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.6 billion and $2.5 billion (with a corresponding carrying amount in the consolidated balance sheets of $2.6 billion and $2.6 billion) at March 31, 2016, and December 31, 2015, respectively.

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

Due, however, to the uncertain nature of litigation, the company cannot presently determine the ultimate outcome of this litigation. Based on the information available at this time, the company has determined that there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on the Company’s financial condition, results of operations, or liquidity. Although not presently necessary or appropriate to make a dollar estimate of exposure to loss, if any, in connection with the above matter, the company may in the future determine that a loss accrual is necessary. Although the company may make loss accruals, if and as warranted, any amounts that it may accrue from time to time could vary significantly from the amounts it actually pays, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. Additionally, an adverse result could have a material effect on the company’s financial condition, results of operations and liquidity.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information

The company’s operations are primarily organized and managed by operating segment, which are steel operations, metals recycling operations, and steel fabrication operations. The segment operations are more fully described in Note 1 to the financial statements. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment sales and any related profits are eliminated in consolidation. Amounts included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments.  In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

The company’s segment results for the three months ended March 31, 2016, and 2015, each adjusted consistent with our current reportable segments presentation, are as follows (in thousands):

For the three months ended		Metals Recycling	Steel Fabrication
March 31, 2016	Steel Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,156,969	$236,757	$180,041	$74,626		$—		$1,648,393
External Non-U.S.	60,207	32,650	14	37		—		92,908
Other segments	41,212	217,778	26	1,226		(260,242)		—
	1,258,388	487,185	180,081	75,889		(260,242)		1,741,301
Operating income (loss)	132,275	2,767	32,016	(31,930	)(1)	(3,163	)(2)	131,965
Income (loss) before income taxes	109,375	(223)	30,016	(39,291)		(3,163)		96,714
Depreciation and amortization	52,483	14,580	2,821	4,152		(51)		73,985
Capital expenditures	23,904	3,080	604	120		—		27,708

As of March 31, 2016
Assets	$3,836,481	$1,048,643	$315,659	$1,295,859	(3)	$(105,000	)(4)	$6,391,642

Footnotes related to the three months ended March 31, 2016 segment results (in millions):

(1)	Corporate SG&A	$(11.1)
	Company-wide equity-based compensation	(7.0)
	Profit sharing	(8.2)
	Minnesota ironmaking operations	(4.3)
	Other, net	(1.3)
		$(31.9)

(2)	Gross profit decrease from intra-company sales	$(3.2)

(3)	Cash and equivalents	$895.4
	Accounts receivable	22.7
	Inventories	30.2
	Property, plant and equipment, net	302.6
	Intra-company debt	6.8
	Other	38.2
		$1,295.9

(4)	Elimination of intra-company receivables	$(91.6)
	Elimination of intra-company debt	(6.8)
	Other	(6.6)
		$(105.0)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (Continued)

For the three months ended		Metals Recycling	Steel Fabrication
March 31, 2015	Steel Operations	Operations	Operations	Other		Eliminations	Consolidated

Net Sales
External	$1,313,426	$374,292	$161,024	$75,232		$—	$1,923,974
External Non-U.S.	71,993	51,303	—	165		—	123,461
Other segments	48,903	226,416	4	18,203		(293,526)	—
	1,434,322	652,011	161,028	93,600		(293,526)	2,047,435
Operating income (loss)	114,965	(4,498)	21,361	(35,902	)(1)	3,845 (2)	99,771
Income (loss) before income taxes	89,331	(10,536)	19,594	(61,742)		3,845	40,492
Depreciation and amortization	50,970	17,280	2,230	2,393		(51)	72,822
Capital expenditures	16,200	6,415	1,037	9,699		—	33,351

Footnotes related to the three months ended March 31, 2015 segment results (in millions):

(1)	Corporate SG&A	$(9.4)
	Company-wide equity-based compensation	(5.9)
	Profit sharing	(3.5)
	Minnesota ironmaking operations	(13.0)
	Other, net	(4.1)
		$(35.9)

(2)	Gross profit increase from intra-company sales	$3.8

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information

Certain 100%-owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior unsecured notes due 2019, 2021, 2022, 2023 and 2024. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations, and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of March 31, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$887,690	$75,082	$14,179	$—	$976,951
Accounts receivable, net	219,883	1,128,020	32,979	(691,681)	689,201
Inventories	516,467	518,657	34,105	(2,406)	1,066,823
Other current assets	19,602	20,902	2,128	(1,374)	41,258
Total current assets	1,643,642	1,742,661	83,391	(695,461)	2,774,233
Property, plant and equipment, net	948,732	1,677,310	290,103	(1,959)	2,914,186
Intangible assets, net	—	272,528	—	—	272,528
Goodwill	—	395,872	—	—	395,872
Other assets, including investments in subs	2,778,142	10,003	6,128	(2,759,450)	34,823
Total assets	$5,370,516	$4,098,374	$379,622	$(3,456,870)	$6,391,642

Accounts payable	$138,423	$281,926	$66,679	$(73,453)	$413,575
Accrued expenses	146,230	185,090	4,590	(99,209)	236,701
Current maturities of long-term debt	13,134	700	34,034	(25,098)	22,770
Total current liabilities	297,787	467,716	105,303	(197,760)	673,046
Long-term debt	2,544,789	—	171,390	(140,651)	2,575,528
Other liabilities	(189,269)	1,173,238	70,280	(618,687)	435,562

Redeemable noncontrolling interests	—	—	126,340	—	126,340

Common stock	639	1,727,859	18,120	(1,745,979)	639
Treasury stock	(392,348)	—	—	—	(392,348)
Additional paid-in-capital	1,115,008	117,737	653,787	(771,524)	1,115,008
Retained earnings (deficit)	1,993,910	611,824	(629,555)	17,731	1,993,910
Total Steel Dynamics, Inc. equity	2,717,209	2,457,420	42,352	(2,499,772)	2,717,209
Noncontrolling interests	—	—	(136,043)	—	(136,043)
Total equity	2,717,209	2,457,420	(93,691)	(2,499,772)	2,581,166
Total liabilities and equity	$5,370,516	$4,098,374	$379,622	$(3,456,870)	$6,391,642

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of December 31, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$636,877	$81,976	$8,179	$—	$727,032
Accounts receivable, net	200,094	1,056,285	29,775	(672,549)	613,605
Inventories	539,963	573,924	35,004	499	1,149,390
Other current assets	21,654	25,415	1,676	(831)	47,914
Total current assets	1,398,588	1,737,600	74,634	(672,881)	2,537,941
Property, plant and equipment, net	958,212	1,703,932	291,077	(2,011)	2,951,210
Intangible assets, net	—	278,960	—	—	278,960
Goodwill	—	397,470	—	—	397,470
Other assets, including investments in subs	2,941,710	10,040	6,137	(2,921,386)	36,501
Total assets	$5,298,510	$4,128,002	$371,848	$(3,596,278)	$6,202,082

Accounts payable	$100,751	$183,344	$68,948	$(69,688)	$283,355
Accrued expenses	141,552	185,873	4,779	(96,949)	235,255
Current maturities of long-term debt	13,122	700	24,975	(22,117)	16,680
Total current liabilities	255,425	369,917	98,702	(188,754)	535,290
Long-term debt	2,546,606	361	177,897	(146,888)	2,577,976
Other liabilities	(183,248)	1,342,541	63,020	(804,948)	417,365

Redeemable noncontrolling interests	—	—	126,340	—	126,340

Common stock	638	1,727,859	18,120	(1,745,979)	638
Treasury stock	(396,455)	—	—	—	(396,455)
Additional paid-in-capital	1,110,253	117,737	646,787	(764,524)	1,110,253
Retained earnings (deficit)	1,965,291	569,587	(624,402)	54,815	1,965,291
Total Steel Dynamics, Inc. equity	2,679,727	2,415,183	40,505	(2,455,688)	2,679,727
Noncontrolling interests	—	—	(134,616)	—	(134,616)
Total equity	2,679,727	2,415,183	(94,111)	(2,455,688)	2,545,111
Total liabilities and equity	$5,298,510	$4,128,002	$371,848	$(3,596,278)	$6,202,082

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$657,814	$1,857,344	$85,740	$(859,597)	$1,741,301
Costs of goods sold	548,179	1,701,821	91,030	(835,765)	1,505,265
Gross profit (loss)	109,635	155,523	(5,290)	(23,832)	236,036
Selling, general and administrative	38,602	67,200	2,802	(4,533)	104,071
Operating income (loss)	71,033	88,323	(8,092)	(19,299)	131,965
Interest expense, net of capitalized interest	18,187	18,400	2,260	(1,804)	37,043
Other (income) expense, net	(2,208)	2,190	(3,578)	1,804	(1,792)
Income (loss) before income taxes and equity in net loss of subsidiaries	55,054	67,733	(6,774)	(19,299)	96,714
Income taxes (benefit)	17,268	25,495	(271)	(7,096)	35,396
	37,786	42,238	(6,503)	(12,203)	61,318
Equity in net loss of subsidiaries	24,951	—	—	(24,951)	—
Net loss attributable to noncontrolling interests	—	—	1,419	—	1,419
Net income (loss) attributable to Steel Dynamics, Inc.	$62,737	$42,238	$(5,084)	$(37,154)	$62,737

For the three months ended,			Combined	Consolidating	Total
March 31, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$798,718	$2,191,009	$104,573	$(1,046,865)	$2,047,435
Costs of goods sold	693,575	2,072,125	118,781	(1,024,088)	1,860,393
Gross profit (loss)	105,143	118,884	(14,208)	(22,777)	187,042
Selling, general and administrative	30,743	58,033	3,365	(4,870)	87,271
Operating income (loss)	74,400	60,851	(17,573)	(17,907)	99,771
Interest expense, net of capitalized interest	20,537	21,840	1,734	(1,024)	43,087
Other (income) expense, net	15,652	688	(1,172)	1,024	16,192
Income (loss) before income taxes and equity in net loss of subsidiaries	38,211	38,323	(18,135)	(17,907)	40,492
Income taxes (benefit)	6,941	13,034	(1,116)	(5,321)	13,538
	31,270	25,289	(17,019)	(12,586)	26,954
Equity in net loss of subsidiaries	(509)	—	—	509	—
Net loss attributable to noncontrolling interests	—	—	3,807	—	3,807
Net income (loss) attributable to Steel Dynamics, Inc.	$30,761	$25,289	$(13,212)	$(12,077)	$30,761

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by operating activities	$119,354	$179,289	$(6,917)	$(2,827)	$288,899
Net cash used in investing activities	(7,318)	(9,974)	(4,108)	(3,254)	(24,654)
Net cash provided by (used in) financing activities	138,777	(176,209)	17,025	6,081	(14,326)
Increase (decrease) in cash and equivalents	250,813	(6,894)	6,000	—	249,919
Cash and equivalents at beginning of period	636,877	81,976	8,179	—	727,032
Cash and equivalents at end of period	$887,690	$75,082	$14,179	$—	$976,951

For the three months ended,			Combined	Consolidating	Total
March 31, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by operating activities	$102,678	$114,451	$9,456	$8,122	$234,707
Net cash used in investing activities	(18,547)	(12,949)	(9,727)	9,535	(31,688)
Net cash used in financing activities	(218,903)	(166,134)	(706)	(17,657)	(403,400)
Decrease in cash and equivalents	(134,772)	(64,632)	(977)	—	(200,381)
Cash and equivalents at beginning of period	265,313	81,690	14,360	—	361,363
Cash and equivalents at end of period	$130,541	$17,058	$13,383	$—	$160,982

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in the steel and metallic scrap markets, our revenues, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements, which we generally precede or accompany by such typical conditional words as “anticipate,” “intend,” “believe,” “estimate,” “plan,” seek,” “project’” or “expect,” or by the words “may,” “will,” or “should,” are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve both known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of uncertain economic conditions; (2) cyclical and changing industrial demand; (3) changes in conditions in any of the steel or scrap-consuming sectors of the economy which affect demand for our products, including the strength of the non-residential and residential construction, automotive, appliance, pipe and tube, and other steel-consuming industries; (4) fluctuations in the cost of key raw materials (including steel scrap, iron units, and energy costs) and our ability to pass-on any cost increases; (5) the impact of domestic and foreign import price competition; (6) unanticipated difficulties in integrating or starting up new or acquired businesses; (7) risks and uncertainties involving product and/or technology development; and (8) occurrences of unexpected plant outages or equipment failures.

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth under the headings Special Notes Regarding Forward-Looking Statements and Risk Factors, in our most recent Annual Report on Form 10-K for the year ended December 31, 2015, in our quarterly reports on Form 10-Q or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website, www.steeldynamics.com.

Description of the Business

We are a domestic manufacturer of steel products and metals recycler. We have three reporting segments: steel operations, metals recycling operations, and steel fabrication operations. Steel operations include our Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, and  Iron Dynamics, a liquid pig iron (scrap substitute) production facility that solely supplies the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and ten downstream coating facilities. Metals recycling operations include our metals recycling processing locations, and ferrous scrap procurement operations, of OmniSource Corporation. Steel fabrication operations include our eight New Millennium Building Systems’ joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. The “Other” category consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that were indefinitely idled in May 2015, and several joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as our senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

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

Results Overview

Consolidated operating income increased $32.2 million, or 32%, to $132.0 million for the first quarter 2016, compared to $99.8 million for the first quarter 2015. First quarter 2016 net income increased $32.0 million, or 104%, to $62.7 million, from $30.8 million for the first quarter 2015.

Our consolidated first quarter 2016 operational and financial performance was positively impacted by significantly improved sheet steel product shipments, as well as increased volumes in both our metals recycling and steel fabrication operations. However, average selling prices across all our operating platforms were down substantially in the first quarter 2016 compared to the first quarter 2015, due to commodity price declines that took place throughout 2015, with price recovery beginning in the latter portion of the first quarter 2016. Underlying domestic steel consumption remains relatively unchanged and steady, with the heavy equipment, agriculture and energy markets remaining weak, while automotive remains strong and the non-residential construction market continues to recover. Steel import levels declined over 30% during the first quart 2016 as compared the prior year first quarter. Initial trade case rulings on unfairly traded corrosion resistant steel have served as a disincentive to steel import purchases. As a result, domestic steel mill utilization rates have increased in the first quarter 2016 compared to late 2015, resulting in increased ferrous scrap shipments in our metals recycling operations. Our steel fabrication operations continue to benefit from the improved non-residential construction market, our market share and expanding geographic footprint, and lower steel raw material costs, resulting in significant increases in both sales and operating income, compared to the first quarter 2015.

Segment Operating Results 2016 vs. 2015 (dollars in thousands)

	Three Months Ended
	March 31,
	2016	% Change	2015

Net sales
Steel Operations Segment	$1,258,388	(12)%	$1,434,322
Metals Recycling Operations Segment	487,185	(25)%	652,011
Steel Fabrication Operations Segment	180,081	12%	161,028
Other	75,889	(19)%	93,600
	2,001,543		2,340,961
Intra-company	(260,242)		(293,526)
Consolidated	$1,741,301	(15)%	$2,047,435

Operating income (loss)
Steel Operations Segment	$132,275	15%	$114,965
Metals Recycling Operations Segment	2,767	162%	(4,498)
Steel Fabrication Operations Segment	32,016	50%	21,361
Other	(31,930)	11%	(35,902)
	135,128		95,926
Intra-company	(3,163)		3,845
Consolidated	$131,965	32%	$99,771

Steel Operations Segment

Steel Operations Segment. Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and ten downstream coating lines, and IDI, our liquid pig production facility that supplies solely our Butler Flat Roll Division mill. Our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube markets. Steel operations accounted for 70% and 68% of our consolidated external net sales during the first quarter 2016 and 2015, respectively.

Sheet Products.  Our sheet products operations consist of Butler and Columbus Flat Roll Divisions, and our downstream coating lines, including The Techs. These operations sell a broad range of sheet steel products, such as hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll and galvanized. Butler Flat Roll Division sells other products such as Galvalume® and painted products, while Columbus Flat Roll Division sells other products used to produce non-energy line pipe, and is currently in the construction phase of a $100 million expansion to add painted and Galvalume® capacity. The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in non-automotive applications.

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

Steel Operations Segment Shipments (tons):

	Three Months Ended
	March 31,
	2016	% Change	2015
Shipments
Butler Flat Roll Division	712,138		579,493
Columbus Flat Roll Division	756,933		564,241
The Techs	188,269		145,934
Sheet products	1,657,340	29%	1,289,668

Structural and Rail Division	292,988		304,352
Engineered Bar Products Division	125,200		156,366
Roanoke Bar Division	125,471		125,123
Steel of West Virginia	76,209		73,511
Long products	619,868	(6)%	659,352

Total shipments	2,277,208	17%	1,949,020
Intra-segment shipments	(65,058)		(56,094)
Steel operations segment shipments	2,212,150	17%	1,892,926

External shipments	2,121,872	17%	1,816,371

Segment Results 2016 vs. 2015

Overall steel operations performance in the first quarter 2016 compared to the same period in 2015 was positively impacted by changes in the flat roll steel supply environment. Flat roll steel import levels declined, and customer inventory levels were better matched with actual demand requirements, supporting higher domestic steel mill utilization. Our steel mill utilization rate was 88% for the first quarter 2016, as compared to 73% in the first quarter 2015. The domestic steel demand outlook remained relatively unchanged and steady, with the heavy equipment, agricultural and energy markets remaining weak, while automotive continued to be strong and construction continued to recover. Net sales for the steel operations decreased 12% in the first quarter 2016, when compared to the same period in 2015, as a 17% increase in steel operations shipments was more than offset by a decrease of $189 per ton, or 25%, in average selling prices. In spite of solid overall domestic steel demand, average selling prices in the first quarter 2016 remained muted due to the lingering effects of price declines experienced during 2015, caused by elevated levels of imported steel into the United States and significant reductions in the cost of scrap.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost. During the first quarter 2016 and 2015, our metallic raw material costs represented 50% and 59%, respectively, of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations decreased $128, or 41%, in the first quarter 2016, compared the same period in 2015, consistent with overall declines in scrap market pricing.

Decreases in steel selling prices more than offset decreases in raw material cost per ton, resulting in first quarter 2016 metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed) contraction compared to the same period in 2015. In spite of decreased metal spread, increased volumes in sheet products made up for the margin reduction, with operating income for the steel operations increasing 15%, to $132.3 million, in the first quarter 2016, compared to the same period in 2015.

Metals Recycling Operations Segment

Metals Recycling Operations Segment.  Metals recycling operations include our metals recycling processing locations, and ferrous scrap procurement operations of OmniSource. OmniSource sells ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations accounted for 15% and 21% of our consolidated net sales in the first quarter 2016 and 2015, respectively.

Metals Recycling Operations Shipments:

	Three Months Ended
	March 31,
	2016	% Change	2015
Ferrous metal (gross tons)
Total	1,305,154	6%	1,233,001
Inter-company	(801,367)		(590,921)
External shipments	503,787	(22)%	642,080

Nonferrous metals (thousands of pounds)
Total	270,410	4%	259,903
Inter-company	(27,850)		(18,323)
External shipments	242,560	—%	241,580

Segment Results 2016 vs. 2015

Overall metals recycling operations performance in the first quarter 2016 compared to the same period in 2015 was positively impacted by improving domestic steel mill utilization, particularly that of our steel mills. Shipments to our own steel mills increased to 61% of total ferrous metal shipments in the first quarter 2016, compared to 48% during the same period in 2015. Metals recycling operations net sales decreased 25% in the first quarter 2016 as compared to the same period in 2015, with ferrous and nonferrous pricing decreasing 38% and 20%, respectively in the first quarter 2016, as compared to the first quarter 2015, a product of the sharp decline in scrap values experienced during 2015 still lingering into 2016. However, ferrous and nonferrous volumes increased 6% and 4%, respectively, during the first quarter 2016, as compared to the same period in 2015, consistent with improved market demand. Metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) for ferrous metal decreased 15% period over period as ferrous selling prices declined more than scrap costs, while nonferrous materials metal spread improved 13%. Operating income for the metals recycling operations in the first quarter 2016 of $2.8 million was $7.3 million higher than first quarter 2015’s operating loss of $4.5 million, due largely to operating cost compression from higher volumes as well as focused cost containment efforts.

Steel Fabrication Operations Segment

Steel fabrication operations include our eight New Millennium Building Systems’ joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 10% and 8% of our consolidated net sales during the first quarter 2016 and 2015, respectively.

Segment Results 2016 vs. 2015

Overall steel fabrication operations performance in the first quarter 2016 compared to the same period in 2015 was positively impacted by an improved non-residential construction market, the acquisition of additional deck assets in late 2015, and increased market share for both joist and deck, driving increased sales volumes and increased profitability. Net sales for the steel fabrication operations increased $19.1 million, or 12%, in the first quarter 2016, compared to the same period in 2015, as shipments increased 29% while average selling prices decreased $187 per ton, or 13%, consistent with the drop in steel selling prices. Our steel fabrication operations continue to realize strength in order activity and resulting shipments, as we leverage our national operating footprint to gain market share, and market demand continues to be strong.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed decreased by 26% in the first quarter 2016, as compared to the same period in 2015, and coupled with a 13% decrease in selling prices resulted in modestly expanded metal spreads. As a result of near record quarterly shipments and metal spread expansion, operating income increased 50% to $32.0 million in the first quarter 2016, as compared to $21.4 million in the same period in 2015.

Other Operations

Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations, which were indefinitely idled in May 2015, and several smaller joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses. Prior to being indefinitely idled, our Minnesota ironmaking operations experienced operating losses, which have been significantly curtailed post-idling.

First Quarter Consolidated Results 2016 vs. 2015

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $104.1 million during the first quarter 2016 increased 19% from $87.3 million during the first quarter 2015, representing approximately 6.0% and 4.3% of net sales, respectively. The increase in the first quarter 2016 compared to the same period in 2015 is due most notably to increased profit sharing and incentive compensation expenses associated with increased operating income.

Interest Expense, net of Capitalized Interest.  During the first quarter 2016, interest expense decreased $6.0 million to $37.0 million, when compared to the same period in 2015. The decrease in interest expense is due primarily to the call and prepayment of our $350.0 million 7 5/8% Senior Notes due 2020, in March 2015.

Other Expense, net.  During the first quarter 2016, net other income of $1.8 million compared to net other expense of $16.2 million in the same period in 2015, which included $16.7 million of call premium and other finance expenses associated with the March 2015 senior note call and prepayment.

Income Tax Expense.  During the first quarter 2016, our income tax expense was $35.4 million at an effective income tax rate of 36.6%, as compared to $13.5 million at an effective income tax rate of 33.4%, during the first quarter 2015. The effective tax rate in the first quarter 2015 was lower due primarily to certain favorable discrete tax adjustments recorded during the quarter.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations, long-term borrowings and availability under our Revolver. Our liquidity at March 31, 2016, is as follows (in thousands):

Cash and equivalents	$976,951
Revolver availability	1,187,418
Total liquidity	$2,164,369

Our total outstanding debt remained relatively unchanged during the first quarter 2016 at $2.6 billion. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 49.0% at March 31, 2016, compared to 49.3% at December 31, 2015.

We have a senior secured credit facility (Facility) that matures in November 2019 which provides for a $1.2 billion Revolver along with a term loan facility. Subject to certain conditions, we also have the ability to increase the combined facility size by a minimum of $750 million. The Facility contains financial and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At March 31, 2016, we had $1.2 billion of availability on the Revolver, $12.6 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At March 31, 2016, our interest coverage ratio and net debt leverage ratio were 5.21:1.00 and 2.85:1.00, respectively. We were, therefore, in compliance with these covenants at March 31, 2016, and we anticipate we will continue to be in compliance during the remainder of the year.

Working Capital. We generated cash flow from operations of $288.9 million in the first quarter 2016. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) decreased $130.7 million during the period to $1.1 billion. Accounts payable increased 46% due to higher production volumes during the quarter compared to the fourth quarter of 2015.

Capital Investments.  During the first quarter 2016, we invested $27.7 million in property, plant and equipment primarily within our steel operations segment, compared with $33.4 million invested during the same period in 2015. Our current estimated 2016 cash allocation plan includes the investment of approximately $250 million in capital expenditures in our existing and announced operations.

Cash Dividends.  As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 2% to $0.1400 per share in the first quarter 2016 (from $0.1375 per share in 2015), resulting in declared cash dividends of $34.1 million during the first quarter 2016, compared to $33.2 million during the same period in 2015. We paid cash dividends of $33.4 million and $27.8 million during the first quarter 2016 and 2015, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured credit facility and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we occasionally use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the periods ended March 31, 2016 or 2015.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, natural gas and its transportation services, fuel, air products, and zinc. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage generally for periods of up to 24 months for physical commodity requirements (in certain cases up to 60 months), for up to 4 years for commodity transportation requirements, and for up to 12 years for air products. We utilized such “take or pay” requirements during the past three years under these contracts, except for certain air products at our Minnesota ironmaking operations which were idled in May 2015. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process, other than certain air products related to our Minnesota ironmaking operations during the idle period. We also purchase electricity consumed at our Flat Roll Division pursuant to a contract which extends through December 2017. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At March 31, 2016, we had a cumulative unrealized loss associated with these financial contracts of $1.5 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.                   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Due, however, to the uncertain nature of litigation, we cannot presently determine the ultimate outcome of this litigation. Based on the information available at this time, we have determined that there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20), that the outcome of these legal proceedings would have a material impact on our financial condition, results of operations, or liquidity. Although not presently necessary or appropriate to make a dollar estimate of exposure to loss, if any, in connection with the above matter, we may in the future determine that a loss accrual is necessary. Although we may make loss accruals, if and as warranted, any amounts that we may accrue from time to time could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. Additionally, an adverse result could have a material effect on our financial condition, results of operations and liquidity.

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

ITEM 1A.          RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Other

95*	Mine Safety Disclosures.

XBRL Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

*      Filed concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2016

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)