Form 10-Q
period 2016-06-30
STEEL DYNAMICS INC
filed 2016-08-05
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, Registrant had 243,761,301 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and equivalents	$1,052,666	$727,032
Accounts receivable, net	758,145	579,333
Accounts receivable-related parties	35,858	34,272
Inventories	1,175,716	1,149,390
Other current assets	28,072	47,914
Total current assets	3,050,457	2,537,941

Property, plant and equipment, net	2,885,844	2,951,210

Restricted cash	19,555	19,565
Intangible assets, net	265,476	278,960
Goodwill	394,275	397,470
Other assets	14,069	16,936
Total assets	$6,629,676	$6,202,082

Liabilities and Equity
Current liabilities
Accounts payable	$450,945	$276,725
Accounts payable-related parties	10,322	6,630
Income taxes payable	43,367	2,023
Accrued payroll and benefits	112,625	94,906
Accrued interest	38,540	38,502
Accrued expenses	105,378	99,824
Current maturities of long-term debt	18,047	16,680
Total current liabilities	779,224	535,290

Long-term debt	2,573,186	2,577,976
Deferred income taxes	433,116	400,770
Other liabilities	19,544	16,595

Commitments and contingencies

Redeemable noncontrolling interests	126,340	126,340

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized; 263,370,594, and 262,937,139 shares issued; and 243,745,023, and 243,089,514 shares outstanding, as of June 30, 2016 and December 31, 2015, respectively	639	638
Treasury stock, at cost; 19,625,571, and 19,847,625 shares, as of June 30, 2016 and December 31, 2015, respectively	(392,050)	(396,455)
Additional paid-in capital	1,125,519	1,110,253
Retained earnings	2,101,729	1,965,291
Total Steel Dynamics, Inc. equity	2,835,837	2,679,727
Noncontrolling interests	(137,571)	(134,616)
Total equity	2,698,266	2,545,111
Total liabilities and equity	$6,629,676	$6,202,082

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales
Unrelated parties	$1,978,984	$1,945,983	$3,676,988	$3,949,956
Related parties	44,918	59,024	88,215	102,486
Total net sales	2,023,902	2,005,007	3,765,203	4,052,442

Costs of goods sold	1,643,519	1,833,264	3,148,784	3,693,657
Gross profit	380,383	171,743	616,419	358,785

Selling, general and administrative expenses	96,853	82,660	184,383	159,010
Profit sharing	20,176	5,031	29,467	9,629
Amortization of intangible assets	7,232	6,493	14,482	12,816
Operating income	256,122	77,559	388,087	177,330

Interest expense, net of capitalized interest	36,646	37,163	73,689	80,250
Other expense (income), net	(1,818)	(1,212)	(3,610)	14,980
Income before income taxes	221,294	41,608	318,008	82,100

Income taxes	80,851	16,283	116,247	29,821

Net income	140,443	25,325	201,761	52,279

Net loss attributable to noncontrolling interests	1,526	6,225	2,945	10,032

Net income attributable to Steel Dynamics, Inc.	$141,969	$31,550	$204,706	$62,311

Basic earnings per share attributable to Steel Dynamics, Inc. stockholders	$.58	$.13	$.84	$.26

Weighted average common shares outstanding	243,655	241,900	243,429	241,718

Diluted earnings per share attributable to Steel Dynamics, Inc. stockholders, including the effect of assumed conversions when dilutive	$.58	.13	$.84	$.26

Weighted average common shares and share equivalents outstanding	245,392	243,491	245,000	243,179

Dividends declared per share	$.1400	$.1375	$.2750	$.2750

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating activities:
Net income	$140,443	$25,325	$201,761	$52,279

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,795	74,273	148,780	147,095
Equity-based compensation	7,236	6,357	15,641	14,900
Deferred income taxes	18,314	16,367	35,401	33,084
Loss on disposal of assets	1,035	998	1,017	5,983
Changes in certain assets and liabilities:
Accounts receivable	(103,598)	(47,149)	(179,194)	85,935
Inventories	(108,893)	161,174	(26,326)	326,173
Other assets	10,613	7,386	11,359	11,894
Accounts payable	53,732	62,735	166,391	(64,318)
Income taxes receivable/payable	34,388	(6,844)	48,381	9,421
Accrued expenses	29,907	8,590	23,660	(78,527)
Net cash provided by operating activities	157,972	309,212	446,871	543,919

Investing activities:
Purchases of property, plant and equipment	(35,686)	(22,821)	(63,394)	(56,172)
Other investing activities	1,206	806	4,260	2,469
Net cash used in investing activities	(34,480)	(22,015)	(59,134)	(53,703)

Financing activities:
Issuance of current and long-term debt	63,655	60,941	84,107	111,034
Repayment of current and long-term debt	(81,022)	(60,557)	(85,254)	(488,008)
Debt issuance cost	(1)	—	(6)	—
Proceeds from exercise of stock options, including related tax effect	3,683	5,206	6,575	6,959
Distributions to noncontrolling investors, net	(2)	(1,135)	(10)	(1,164)
Dividends paid	(34,090)	(33,233)	(67,515)	(60,999)
Net cash used in financing activities	(47,777)	(28,778)	(62,103)	(432,178)

Increase in cash and equivalents	75,715	258,419	325,634	58,038
Cash and equivalents at beginning of period	976,951	160,982	727,032	361,363

Cash and equivalents at end of period	$1,052,666	$419,401	$1,052,666	$419,401

Supplemental disclosure information:
Cash paid for interest	$45,094	$48,550	$71,380	$88,644
Cash paid (received) for federal and state income taxes, net	$27,565	$7,046	$28,264	$(11,493)

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. The company has three reportable segments, consistent with how it manages the business, representing three reporting segments: steel operations, metals recycling operations, and steel fabrication operations.

Steel Operations Segment.  Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, and  Iron Dynamics (IDI), a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and ten downstream coating facilities. Steel operations accounted for 72% and 69% of the company’s consolidated external net sales during the three-month periods ended June 30, 2016 and 2015, and 71% and 68% of the company’s consolidated external net sales during the six-month periods ended June 30, 2016 and 2015, respectively.

Metals Recycling Operations Segment. Metals recycling operations include the company’s metals recycling processing locations, and ferrous scrap procurement operations, of OmniSource Corporation. Metals recycling operations accounted for 15% and 20% of the company’s consolidated external net sales during the three- and six-month periods ended June 30, 2016, and 2015, respectively.

Steel Fabrication Operations Segment.  Steel fabrication operations include the company’s eight New Millennium Building Systems’ joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for approximately 8% of the company’s consolidated external net sales during the three-month periods ended June 30, 2016, and 2015, and 9% and 8% of the company’s consolidated external net sales during the six-month periods ended June 30, 2016 and 2015, respectively.

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

Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of SDI, together with its wholly and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling interests represent the noncontrolling owner’s proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (Continued)

Goodwill.  The company’s goodwill is allocated to the following reporting units at June 30, 2016, and December 31, 2015, (in thousands):

		June 30,	December 31,
		2016	2015
Metals Recycling Segment:	OmniSource	$105,844	$109,039
	Butler Flat Roll Division, Structural and Rail Division, and Engineered Bar Division	95,000	95,000
Steel Segment:	The Techs	142,783	142,783
	Roanoke Bar Division	29,041	29,041
	Columbus Flat Roll Division	19,682	19,682
Fabrication Segment:	New Millennium Building Systems	1,925	1,925
		$394,275	$397,470

OmniSource goodwill decreased $3.2 million from December 31, 2015 to June 30, 2016, in recognition of the 2016 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

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

In March 2016, the FASB issued ASU 2016-09, Improvement to Employee Share-based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including recognizing excess tax benefits and deficiencies as income tax expense or benefit in the income statement and as operating activities within the statement of cash flows, and an option to recognize gross stock compensation expense with actual forfeitures recognized as incurred. This new guidance is effective for annual and interim periods beginning after December 15, 2016, but can be early adopted.  The company is currently evaluating the impact of the provisions of ASU 2016-09, including the timing of adoption.

Note 2.  Acquisition

On June 30, 2016, the company entered into a definitive agreement to acquire 100% of Vulcan Threaded Products, Inc. (Vulcan) for $114.0 million, inclusive of $30.0 million in working capital, which is subject to typical post-closing adjustments. The acquisition closed on August 1, 2016, with the purchase price paid in cash from available funds. Post-closing operating results of Vulcan will be reflected in the steel operations reporting segment. Vulcan is the nation’s largest manufacturer and supplier of threaded rod products, and also cold draws and heat treats steel bar. The acquisition of Vulcan is consistent with one of our target growth objectives — higher-margin downstream business opportunities that utilize our steel products in their manufacturing processes. Vulcan utilizes special-bar-quality products produced at our Engineered Bar Products Division.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units and deferred stock units; and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents at or for the three- and six-month periods ended June 30, 2016, and 2015.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the three- and six- month periods ended June 30, 2016, and 2015 (in thousands, except per share data):

	Three Months Ended June 30,
	2016			2015
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$141,969	243,655	$.58	$31,550	241,900	$.13
Dilutive common share equivalents	—	1,737		—	1,591
Diluted earnings per share	$141,969	245,392	$.58	$31,550	243,491	$.13

	Six Months Ended June 30,
	2016			2015
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$204,706	243,429	$.84	$62,311	241,718	$.26
Dilutive common share equivalents	—	1,571		—	1,461
Diluted earnings per share	$204,706	245,000	$.84	$62,311	243,179	$.26

Note 4.  Inventories

Inventories are stated at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$415,324	$419,608
Supplies	388,350	396,349
Work in progress	119,241	90,486
Finished goods	252,801	242,947
Total inventories	$1,175,716	$1,149,390

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
	Common	Additional Paid-In	Retained	Treasury	Noncontrolling	Total	Redeemable Noncontrolling
	Stock	Capital	Earnings	Stock	Interests	Equity	Interests
Balances at December 31, 2015	$638	$1,110,253	$1,965,291	$(396,455)	$(134,616)	$2,545,111	$126,340
Exercise of stock options proceeds, including related tax effect	1	6,847	—	—	—	6,848	—
Dividends declared	—	—	(68,214)	—	—	(68,214)	—
Distributions to noncontrolling investors, net	—	—	—	—	(10)	(10)	—
Equity-based compensation	—	8,419	(54)	4,405	—	12,770	—
Comprehensive and net income (loss)	—	—	204,706	—	(2,945)	201,761	—
Balances at June 30, 2016	$639	$1,125,519	$2,101,729	$(392,050)	$(137,571)	$2,698,266	$126,340

Note 7.  Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. The company utilizes derivative instruments to mitigate commodity margin risk, interest rate risk and foreign currency exchange rate risk. The company routinely enters into forward exchange traded futures and option contracts to manage the price risk associated with nonferrous metals inventory as well as purchases and sales of nonferrous metals (primarily aluminum and copper).  The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements.

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of June 30, 2016 (MT represents metric tons):

Commodity Futures	Long/Short	Total
Aluminum	Long	1,725	MT
Aluminum	Short	1,095	MT
Copper	Long	15,809	MT
Copper	Short	16,375	MT

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of June 30, 2016, and December 31, 2015, and gains and losses related to derivatives included in the company’s statement of income for the three- and six- month periods ended June 30, 2016, and 2015 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivative instruments designated as fair value hedges -
Commodity futures	Other current assets	$477	$857	$2,009	$2,860

Derivative instruments not designated as hedges -
Commodity futures	Other current assets	1,201	908	2,829	1,065

Total derivative instruments		$1,678	$1,765	$4,838	$3,925

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Derivative Financial Instruments (Continued)

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $922,000 at June 30, 2016, and $3.4 million at December 31, 2015, are reflected in other current assets in the consolidated balance sheet.

	Location of gain (loss) recognized	Amount of gain (loss) recognized in income on derivatives for the three months ended		Hedged items in	Location of gain (loss) recognized	Amount of gain (loss) recognized in income on related hedged items for the three months ended
	in income on derivatives	June 30, 2016	June 30, 2015	fair value hedge relationships	in income on related hedged items	June 30, 2016	June 30, 2015
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$(477)	$3,075	Firm commitments	Costs of goods sold	$(208)	$362
				Inventory	Costs of goods sold	541	(2,165)
						$333	$(1,803)

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$1,116	$(326)

	Location of gain (loss) recognized	Amount of gain (loss) recognized in income on derivatives for the six months ended		Hedged items in	Location of gain (loss) recognized in	Amount of gain (loss) recognized in income on related hedged items for the six months ended
	in income on derivatives	June 30, 2016	June 30, 2015	fair value hedge relationships	income on related hedged items	June 30, 2016	June 30, 2015
Derivatives in fair value hedging relationships -
Commodity futures	Costs of goods sold	$455	$(1,238)	Firm commitments	Costs of goods sold	$(1,430)	$856
				Inventory	Costs of goods sold	819	491
						$(611)	$1,347

Derivatives not designated as hedging instruments -
Commodity futures	Costs of goods sold	$244	$6,670

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $47,000 and gains of $20,000 during the three-month periods ended June 30, 2016 and 2015, respectively; and losses of $91,000 and gains of  $127,000 during the six-month periods ended June 30, 2016 and 2015, respectively.  Losses excluded from hedge effectiveness testing of $97,000 increased cost of goods sold during the three-month period ended June 30, 2016, and gains of $1,252,000 reduced costs of goods sold during the three-month period ended June 30, 2015.  Losses of $65,000 and $18,000 increased costs of goods sold during the six-month periods ended June 30, 2016 and 2015, respectively.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Fair Value Measurements (Continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2016, and December 31, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Commodity futures — financial assets	$1,678	$—	$1,678	$—
Commodity futures — financial liabilities	4,838	—	4,838	—

December 31, 2015
Commodity futures — financial assets	$1,765	$—	$1,765	$—
Commodity futures — financial liabilities	3,925	—	3,925	—

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.7 billion and $2.5 billion at June 30, 2016, and December 31, 2015, respectively, (with a corresponding carrying amount in the consolidated balance sheet of $2.6 billion at June 30, 2016, and December 31, 2015).

Note 9.  Commitments and Contingencies

The company is involved, along with two other remaining steel manufacturing company defendants, in a class action antitrust suit in federal court in Chicago, Illinois, originally against eight companies. The Complaint alleges a conspiracy on the part of the original defendants to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a specified period between 2005 and 2007, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products. The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  In addition, another similar complaint was filed in December 2010 purporting to be on behalf of indirect purchasers of steel products in Tennessee. All Complaints have been consolidated in the Chicago action and seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. Following an extensive period of discovery and related motions concerning class certification matters, the Court, on September 9, 2015, certified a class, limited, however, to the issue of the alleged conspiracy alone, and denied class certification on the issue of antitrust impact and damages.  As a result, some additional discovery is ongoing. The company has also filed a motion for summary judgment, as has one co-defendant, and this matter is currently pending.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information

The company’s operations are primarily organized and managed by operating segment, which are steel operations, metals recycling operations, and steel fabrication operations. The segment operations are more fully described in Note 1 to the financial statements. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra-segment sales and any related profits are eliminated in consolidation. Amounts included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations and several small joint ventures. In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

The company’s segment results for the three- and six-month periods ended June 30, 2016, and 2015, each adjusted consistent with our current reportable segments presentation, are as follows (in thousands):

For the three months ended		Metals Recycling	Steel Fabrication
June 30, 2016	Steel Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,408,993	$271,985	$170,477	$75,450		$—		$1,926,905
External Non-U.S.	57,711	39,075	65	146		—		96,997
Other segments	66,594	279,664	1,178	1,269		(348,705)		—
	1,533,298	590,724	171,720	76,865		(348,705)		2,023,902
Operating income (loss)	273,111	11,093	23,470	(45,569	)(1)	(5,983	)(2)	256,122
Income (loss) before income taxes	250,683	8,086	21,514	(53,006)		(5,983)		221,294
Depreciation and amortization	53,675	14,250	2,762	4,160		(52)		74,795
Capital expenditures	30,098	4,482	567	539		—		35,686

As of June 30, 2016
Assets	$3,992,230	$1,076,596	$334,530	$1,348,290	(3)	$(121,970	)(4)	$6,629,676

Footnotes related to the three months ended June 30, 2016 segment results (in millions):

(1)	Corporate SG&A	$(14.8)
	Company-wide equity-based compensation	(7.3)
	Profit sharing	(18.5)
	Minnesota ironmaking operations	(4.0)
	Other, net	(1.0)
		$(45.6)

(2)	Gross profit decrease from intra-company sales	$(6.0)

(3)	Cash and equivalents	$954.8
	Accounts receivable	21.0
	Inventories	33.2
	Property, plant and equipment, net	299.2
	Intra-company debt	6.3
	Other	33.8
		$1,348.3

(4)	Elimination of intra-company receivables	$(103.1)
	Elimination of intra-company debt	(6.3)
	Other	(12.6)
		$(122.0)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

For the three months ended		Metals Recycling	Steel Fabrication
June 30, 2015	Steel Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,303,278	$346,103	$154,513	$83,467		$—		$1,887,361
External Non-U.S.	72,399	45,108	—	139		—		117,646
Other segments	53,560	254,238	12	6,702		(314,512)		—
	1,429,237	645,449	154,525	90,308		(314,512)		2,005,007
Operating income (loss)	99,013	8,282	27,660	(52,970	)(1)	(4,426	)(2)	77,559
Income (loss) before income taxes	77,290	4,723	25,879	(61,858)		(4,426)		41,608
Depreciation and amortization	51,242	17,014	2,158	3,910		(51)		74,273
Capital expenditures	14,149	4,632	534	3,506		—		22,821

As of June 30, 2015
Assets	$4,127,487	$1,666,384	$295,642	$869,929	(3)	$(132,679	)(4)	$6,826,763

Footnotes related to the three months ended June 30, 2015 segment results (in millions):

(1)	Corporate SG&A	$(8.1)
	Company-wide equity-based compensation	(6.3)
	Profit sharing	(3.5)
	Minnesota ironmaking operations	(33.2)
	Other, net	(1.9)
		$(53.0)

(2)	Gross profit decrease from intra-company sales	$(4.4)

(3)	Cash and equivalents	$356.9
	Accounts receivable	29.0
	Inventories	48.3
	Property, plant and equipment, net	315.7
	Intra-company debt	6.6
	Other	113.4
		$869.9

(4)	Elimination of intra-company receivables	$(117.1)
	Elimination of intra-company debt	(6.6)
	Other	(9.0)
		$(132.7)

For the six months ended		Metals Recycling	Steel Fabrication
June 30, 2016	Steel Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$2,565,962	$508,742	$350,518	$150,076		$—		$3,575,298
External Non-U.S.	117,918	71,725	79	183		—		189,905
Other segments	107,806	497,442	1,204	2,495		(608,947)		—
	2,791,686	1,077,909	351,801	152,754		(608,947)		3,765,203
Operating income (loss)	405,386	13,860	55,486	(77,499	)(1)	(9,146	)(2)	388,087
Income (loss) before income taxes	360,058	7,863	51,530	(92,297)		(9,146)		318,008
Depreciation and amortization	106,158	28,830	5,583	8,312		(103)		148,780
Capital expenditures	54,002	7,562	1,171	659		—		63,394

Footnotes related to the six months ended June 30, 2016 segment results (in millions):

(1)	Corporate SG&A	$(25.9)
	Company-wide equity-based compensation	(14.3)
	Profit sharing	(26.7)
	Minnesota ironmaking operations	(8.3)
	Other, net	(2.3)
		$(77.5)

(2)	Gross profit decrease from intra-company sales	$(9.1)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

For the six months ended		Metals Recycling	Steel Fabrication
June 30, 2015	Steel Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$2,616,704	$720,395	$315,537	$158,699		$—		$3,811,335
External Non-U.S.	144,392	96,411	—	304		—		241,107
Other segments	102,463	480,654	16	24,905		(608,038)		—
	2,863,559	1,297,460	315,553	183,908		(608,038)		4,052,442
Operating income (loss)	213,978	3,784	49,021	(88,872	)(1)	(581	)(2)	177,330
Income (loss) before income taxes	166,621	(5,813)	45,473	(123,600)		(581)		82,100
Depreciation and amortization	102,212	34,294	4,388	6,303		(102)		147,095
Capital expenditures	30,349	11,047	1,571	13,205		—		56,172

Footnotes related to the six months ended June 30, 2015 segment results (in millions):

(1)	Corporate SG&A	$(17.5)
	Company-wide equity-based compensation	(12.2)
	Profit sharing	(7.0)
	Minnesota ironmaking operations	(46.1)
	Other, net	(6.1)
		$(88.9)

(2)	Gross profit decrease from intra-company sales	$(0.6)

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

Condensed Consolidating Balance Sheets (in thousands)

			Combined	Consolidating	Total
As of June 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$947,018	$88,893	$16,755	$—	$1,052,666
Accounts receivable, net	263,090	1,228,150	30,318	(727,555)	794,003
Inventories	561,567	583,995	37,484	(7,330)	1,175,716
Other current assets	15,660	12,345	1,753	(1,686)	28,072
Total current assets	1,787,335	1,913,383	86,310	(736,571)	3,050,457
Property, plant and equipment, net	932,067	1,668,643	287,042	(1,908)	2,885,844
Intangible assets, net	—	265,476	—	—	265,476
Goodwill	—	394,275	—	—	394,275
Other assets, including investments in subs	2,811,879	8,986	6,257	(2,793,498)	33,624
Total assets	$5,531,281	$4,250,763	$379,609	$(3,531,977)	$6,629,676

Accounts payable	$169,025	$306,782	$74,445	$(88,985)	$461,267
Accrued expenses	198,810	199,976	5,257	(104,133)	299,910
Current maturities of long-term debt	13,147	700	28,401	(24,201)	18,047
Total current liabilities	380,982	507,458	108,103	(217,319)	779,224
Long-term debt	2,542,969	—	174,689	(144,472)	2,573,186
Other liabilities	(228,507)	1,188,931	70,488	(578,252)	452,660

Redeemable noncontrolling interests	—	—	126,340	—	126,340

Common stock	639	1,727,859	18,120	(1,745,979)	639
Treasury stock	(392,050)	—	—	—	(392,050)
Additional paid-in-capital	1,125,519	117,737	653,787	(771,524)	1,125,519
Retained earnings (deficit)	2,101,729	708,778	(634,347)	(74,431)	2,101,729
Total Steel Dynamics, Inc. equity	2,835,837	2,554,374	37,560	(2,591,934)	2,835,837
Noncontrolling interests	—	—	(137,571)	—	(137,571)
Total equity	2,835,837	2,554,374	(100,011)	(2,591,934)	2,698,266
Total liabilities and equity	$5,531,281	$4,250,763	$379,609	$(3,531,977)	$6,629,676

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$636,877	$81,976	$8,179	$—	$727,032
Accounts receivable, net	200,094	1,056,285	29,775	(672,549)	613,605
Inventories	539,963	573,924	35,004	499	1,149,390
Other current assets	21,654	25,415	1,676	(831)	47,914
Total current assets	1,398,588	1,737,600	74,634	(672,881)	2,537,941
Property, plant and equipment, net	958,212	1,703,932	291,077	(2,011)	2,951,210
Intangible assets, net	—	278,960	—	—	278,960
Goodwill	—	397,470	—	—	397,470
Other assets, including investments in subs	2,941,710	10,040	6,137	(2,921,386)	36,501
Total assets	$5,298,510	$4,128,002	$371,848	$(3,596,278)	$6,202,082

Accounts payable	$100,751	$183,344	$68,948	$(69,688)	$283,355
Accrued expenses	141,552	185,873	4,779	(96,949)	235,255
Current maturities of long-term debt	13,122	700	24,975	(22,117)	16,680
Total current liabilities	255,425	369,917	98,702	(188,754)	535,290
Long-term debt	2,546,606	361	177,897	(146,888)	2,577,976
Other liabilities	(183,248)	1,342,541	63,020	(804,948)	417,365

Redeemable noncontrolling interests	—	—	126,340	—	126,340

Common stock	638	1,727,859	18,120	(1,745,979)	638
Treasury stock	(396,455)	—	—	—	(396,455)
Additional paid-in-capital	1,110,253	117,737	646,787	(764,524)	1,110,253
Retained earnings (deficit)	1,965,291	569,587	(624,402)	54,815	1,965,291
Total Steel Dynamics, Inc. equity	2,679,727	2,415,183	40,505	(2,455,688)	2,679,727
Noncontrolling interests	—	—	(134,616)	—	(134,616)
Total equity	2,679,727	2,415,183	(94,111)	(2,455,688)	2,545,111
Total liabilities and equity	$5,298,510	$4,128,002	$371,848	$(3,596,278)	$6,202,082

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
June 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$793,990	$2,206,348	$89,545	$(1,065,981)	$2,023,902
Costs of goods sold	627,246	1,957,570	94,986	(1,036,283)	1,643,519
Gross profit (loss)	166,744	248,778	(5,441)	(29,698)	380,383
Selling, general and administrative	53,999	72,808	2,416	(4,962)	124,261
Operating income (loss)	112,745	175,970	(7,857)	(24,736)	256,122
Interest expense, net of capitalized interest	17,837	18,352	2,451	(1,994)	36,646
Other (income) expense, net	(2,271)	1,885	(3,426)	1,994	(1,818)
Income (loss) before income taxes and equity in net income of subsidiaries	97,179	155,733	(6,882)	(24,736)	221,294
Income taxes (benefit)	31,700	58,779	(589)	(9,039)	80,851
	65,479	96,954	(6,293)	(15,697)	140,443
Equity in net income of subsidiaries	76,490	—	—	(76,490)	—
Net loss attributable to noncontrolling interests	—	—	1,526	—	1,526
Net income (loss) attributable to Steel Dynamics, Inc.	$141,969	$96,954	$(4,767)	$(92,187)	$141,969

For the three months ended,			Combined	Consolidating	Total
June 30, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$766,056	$2,153,141	$101,880	$(1,016,070)	$2,005,007
Costs of goods sold	669,259	2,019,025	134,335	(989,355)	1,833,264
Gross profit (loss)	96,797	134,116	(32,455)	(26,715)	171,743
Selling, general and administrative	29,905	65,736	2,668	(4,125)	94,184
Operating income (loss)	66,892	68,380	(35,123)	(22,590)	77,559
Interest expense, net of capitalized interest	18,166	18,376	1,658	(1,037)	37,163
Other (income) expense, net	(773)	(654)	(822)	1,037	(1,212)
Income (loss) before income taxes and equity in net loss of subsidiaries	49,499	50,658	(35,959)	(22,590)	41,608
Income taxes (benefit)	8,097	19,172	(2,510)	(8,476)	16,283
	41,402	31,486	(33,449)	(14,114)	25,325
Equity in net loss of subsidiaries	(9,852)	—	—	9,852	—
Net loss attributable to noncontrolling interests	—	—	6,225	—	6,225
Net income (loss) attributable to Steel Dynamics, Inc.	$31,550	$31,486	$(27,224)	$(4,262)	$31,550

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the six months ended,			Combined	Consolidating	Total
June 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,451,804	$4,063,692	$175,285	$(1,925,578)	$3,765,203
Costs of goods sold	1,175,425	3,659,391	186,016	(1,872,048)	3,148,784
Gross profit (loss)	276,379	404,301	(10,731)	(53,530)	616,419
Selling, general and administrative	92,601	140,008	5,218	(9,495)	228,332
Operating income (loss)	183,778	264,293	(15,949)	(44,035)	388,087
Interest expense, net of capitalized interest	36,024	36,752	4,711	(3,798)	73,689
Other (income) expense, net	(4,479)	4,075	(7,004)	3,798	(3,610)
Income (loss) before income taxes and equity in net income of subsidiaries	152,233	223,466	(13,656)	(44,035)	318,008
Income taxes (benefit)	48,968	84,274	(860)	(16,135)	116,247
	103,265	139,192	(12,796)	(27,900)	201,761
Equity in net income of subsidiaries	101,441	—	—	(101,441)	—
Net loss attributable to noncontrolling interests	—	—	2,945	—	2,945
Net income (loss) attributable to Steel Dynamics, Inc.	$204,706	$139,192	$(9,851)	$(129,341)	$204,706

For the six months ended,			Combined	Consolidating	Total
June 30, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,564,774	$4,344,150	$206,453	$(2,062,935)	$4,052,442
Costs of goods sold	1,362,834	4,091,150	253,116	(2,013,443)	3,693,657
Gross profit (loss)	201,940	253,000	(46,663)	(49,492)	358,785
Selling, general and administrative	60,648	123,769	6,033	(8,995)	181,455
Operating income (loss)	141,292	129,231	(52,696)	(40,497)	177,330
Interest expense, net of capitalized interest	38,703	40,216	3,392	(2,061)	80,250
Other (income) expense, net	14,879	34	(1,994)	2,061	14,980
Income (loss) before income taxes and equity in net loss of subsidiaries	87,710	88,981	(54,094)	(40,497)	82,100
Income taxes (benefit)	15,038	32,206	(3,626)	(13,797)	29,821
	72,672	56,775	(50,468)	(26,700)	52,279
Equity in net loss of subsidiaries	(10,361)	—	—	10,361	—
Net loss attributable to noncontrolling interests	—	—	10,032	—	10,032
Net income (loss) attributable to Steel Dynamics, Inc.	$62,311	$56,775	$(40,436)	$(16,339)	$62,311

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the six months ended,			Combined	Consolidating	Total
June 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$183,719	$264,839	$(2,066)	$379	$446,871
Net cash used in investing activities	(19,031)	(35,026)	(4,746)	(331)	(59,134)
Net cash provided by (used in) financing activities	145,453	(222,896)	15,388	(48)	(62,103)
Increase in cash and equivalents	310,141	6,917	8,576	—	325,634
Cash and equivalents at beginning of period	636,877	81,976	8,179	—	727,032
Cash and equivalents at end of period	$947,018	$88,893	$16,755	$—	$1,052,666

For the six months ended,			Combined	Consolidating	Total
June 30, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by operating activities	$212,624	$322,486	$246	$8,563	$543,919
Net cash used in investing activities	(31,419)	(18,495)	(13,260)	9,471	(53,703)
Net cash provided by (used in) financing activities	(94,522)	(330,095)	10,473	(18,034)	(432,178)
Increase (decrease) in cash and equivalents	86,683	(26,104)	(2,541)	—	58,038
Cash and equivalents at beginning of period	265,313	81,690	14,360	—	361,363
Cash and equivalents at end of period	$351,996	$55,586	$11,819	$—	$419,401

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

Description of the Business

We are a domestic manufacturer of steel products and metals recycler. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations. Steel operations include our Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, and  Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and ten downstream coating facilities. Metals recycling operations include our metals recycling processing locations, and ferrous scrap procurement operations, of OmniSource Corporation. Steel fabrication operations include our eight New Millennium Building Systems’ joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. The “Other” category consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that were indefinitely idled in May 2015, and several smaller joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as our senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

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

Other (Income) Expense, net.  Other income consists of interest income earned on our temporary cash deposits and investments; any other non-operating income activity, including income from non-consolidated investments accounted for under the equity method. Other expense consists of any non-operating costs, such as certain acquisition and financing expenses.

Results Overview

Consolidated operating income increased $178.6 million, or 230%, to $256.1 million for the second quarter 2016, compared to $77.6 million for the second quarter 2015. Second quarter 2016 net income increased $110.4 million, or 350%, to $142.0 million, from $31.6 million for the second quarter 2015.

Consolidated operating income increased $210.8 million, or 119%, to $388.1 million for the first half of 2016, compared to $177.3 million for the first half of 2015. First half 2016 net income increased $142.4 million, or 229%, to $204.7 million, from $62.3 million for the first half of 2015.

Our consolidated results for the second quarter and first half of 2016 benefited from continued positive momentum in the sheet steel supply environment, as well as increased volumes in our steel fabrication operations, and operating cost reductions in our metals recycling operations. Underlying domestic steel consumption remains relatively unchanged and steady, with the heavy equipment, agriculture and energy markets remaining weak, while automotive and non-residential construction markets remain strong. Sheet steel import levels declined approximately 25% during the first half of 2016 as compared to the first half of 2015, amidst the duties levied pursuant to the recently file trade cases, and customer inventory levels are more balanced with current demand requirements. As a result, domestic steel mill utilization rates have increased in the first half of 2016 compared to first half 2015, resulting in increased ferrous scrap shipments in our metals recycling operations, particularly shipments to our own steel mills. Our steel fabrication operations continue to benefit from the strong non-residential construction market and the acquisition of additional deck assets in late 2015, resulting in increased market share driving increased sales volumes and profitability.

Segment Operating Results 2016 vs. 2015 (dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	% Change	2015	2016	% Change	2015
Net sales:
Steel Operations Segment	$1,533,298	7%	$1,429,237	$2,791,686	(3)%	$2,863,559
Metals Recycling Operations Segment	590,724	(8)%	645,449	1,077,909	(17)%	1,297,460
Steel Fabrication Operations Segment	171,720	11%	154,525	351,801	11%	315,553
Other	76,865	(15)%	90,308	152,754	(17)%	183,908
	2,372,607		2,319,519	4,374,150		4,660,480
Intra-company	(348,705)		(314,512)	(608,947)		(608,038)
Consolidated	$2,023,902	1%	$2,005,007	$3,765,203	(7)%	$4,052,442

Operating income (loss):
Steel Operations Segment	$273,111	176%	$99,013	$405,386	89%	$213,978
Metals Recycling Operations Segment	11,093	34%	8,282	13,860	266%	3,784
Steel Fabrication Operations Segment	23,470	(15)%	27,660	55,486	13%	49,021
Other	(45,569)	14%	(52,970)	(77,499)	13%	(88,872)
	262,105		81,985	397,233		177,911
Intra-company	(5,983)		(4,426)	(9,146)		(581)
Consolidated	$256,122	230%	$77,559	$388,087	119%	$177,330

Steel Operations Segment

Steel Operations Segment. Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and ten downstream coating lines, and IDI, our liquid pig production facility that supplies solely our Butler Flat Roll Division mill. Our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube markets. Steel operations accounted for 72% and 69% of our consolidated external net sales during the second quarter of 2016 and 2015, and 71% and 68% of our consolidated external net sales during the first half of 2016 and 2015, respectively.

Sheet Products.  Our sheet products operations consist of Butler and Columbus Flat Roll Divisions, and our downstream coating lines, including The Techs. These operations sell a broad range of sheet steel products, such as hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll and galvanized. Butler Flat Roll Division sells other products such as Galvalume® and painted products, while Columbus Flat Roll Division is currently in the construction phase of a $100 million expansion to add painted and Galvalume® capacity. The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in non-automotive applications.

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

Steel Operations Segment Shipments (tons):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	% Change	2015	2016	% Change	2015
Shipments:
Butler Flat Roll Division	773,823	7%	721,115	1,485,961	14%	1,300,608
Columbus Flat Roll Division	804,406	16%	693,772	1,561,339	24%	1,258,013
The Techs	209,569	15%	182,239	397,838	21%	328,173
Sheet products	1,787,798	12%	1,597,126	3,445,138	19%	2,886,794

Structural and Rail Division	356,604	18%	302,250	649,592	7%	606,602
Engineered Bar Products Division	122,593	2%	120,559	247,793	(11)%	276,925
Roanoke Bar Division	139,775	(1)%	140,795	265,246	— %	265,918
Steel of West Virginia	84,593	4%	81,678	160,802	4%	155,189
Long products	703,565	9%	645,282	1,323,433	1%	1,304,634

Total shipments	2,491,363	11%	2,242,408	4,768,571	14%	4,191,428
Intra-Segment Shipments	(85,721)		(62,417)	(150,779)		(118,511)
Steel Operations Segment Shipments	2,405,642	10%	2,179,991	4,617,792	13%	4,072,917

External Shipments	2,291,162	10%	2,078,685	4,413,034	13%	3,895,056

Steel Operations Segment

Shipments and Average Selling Price

Segment Results 2016 vs. 2015

Overall steel operations performance in the second quarter and first half of 2016 benefited from continued positive momentum in the sheet steel supply environment. Sheet steel import levels have declined approximately 25% during the first half of 2016 compared to the first half of 2015, amidst the duties levied pursuant to the recently file trade cases, and customer inventory levels are more balanced with current demand requirements, supporting higher domestic shipments and thus higher steel mill utilization. Our steel mill utilization rate was 95% for the second quarter 2016, as compared to 87% in the second quarter 2015. The domestic steel demand outlook remained relatively unchanged and steady, with the heavy equipment, agricultural and energy markets remaining weak, while automotive and construction continue to be strong. Sheet steel selling prices dropped throughout 2015, before rebounding in the first quarter of 2016 and increasing notably during the second quarter 2016. Net sales for the steel operations increased 7% in the second quarter 2016, when compared to the same period in 2015, as a 10% increase in steel operations shipments more than offset a decrease of $19 per ton, or 3%, in average selling prices. Net sales for the steel operations decreased 3% in the first half of 2016, when compared to the same period in 2015, as a 13% increase in steel operations shipments was more than offset by a decrease of $99 per ton, or 14%, in average selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost. During the second quarter 2016 and 2015, our metallic raw material costs represented 57% of our steel operations’ manufacturing costs, excluding the operations of The Techs, which purchases, rather than produces, the steel it further processes. Our metallic raw material cost per net ton consumed in our steel operations decreased $27, or 11%, in the second quarter 2016, compared the same period in 2015, consistent with overall declines in scrap market pricing. In the first half of 2016, our metallic raw material cost per net ton consumed decreased $74, or 26%, compared to the same period in 2015.

Operating income for the steel operations increased 176%, to $273.1 million, in the second quarter 2016, compared to the same period in 2015, due to increased steel shipments and slight overall steel operations metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed) expansion. Sheet steel metal spread expanded 12%, while long products metal spread contracted 15%.  First half 2016 operating income increased 89%, to $405.4 million, compared to the first half of 2015, due to a 13% increase in steel shipments, even as metal spread decreased 6%, as selling prices declined more than scrap costs. Sheet steel and long-products metal spread decreased 1% and 11%, respectively.

Metals Recycling Operations Segment

Metals Recycling Operations Segment.  Metals recycling operations include our metals recycling processing locations, and ferrous scrap procurement operations of OmniSource. OmniSource sells ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations accounted for 15% and 20% of our consolidated external net sales during the three- and six-month periods ended June 30, 2016, and 2015, respectively.

Metals Recycling Operations Shipments:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	% Change	2015	2016	% Change	2015
Ferrous metal (gross tons)
Total	1,346,324	(1)%	1,357,755	2,651,478	2%	2,590,756
Inter-company	(807,077)		(731,491)	(1,608,444)		(1,322,412)
External shipments	539,247	(14)%	626,264	1,043,034	(18)%	1,268,344

Nonferrous metals (thousands of pounds)
Total	278,199	1%	275,439	548,608	2%	535,342
Inter-company	(30,707)		(22,166)	(58,556)		(40,489)
External shipments	247,492	(2)%	253,273	490,052	(1)%	494,853

Segment Results 2016 vs. 2015

Metals recycling operations operating income in the second quarter 2016 of $11.1 million was 34% higher than the second quarter 2015, due largely from our continued focus on reduction of operating costs. Net sales decreased 8% in the second quarter 2016 as compared to the same period in 2015, with ferrous and nonferrous pricing decreasing 2% and 16%, respectively, a product of the sharp decline in scrap values experienced during 2015. Ferrous volumes decreased 1%, while nonferrous volumes increased 1% during the second quarter 2016, as compared to the same period in 2015. With improved domestic steel mill utilization, particularly at our steel mills, shipments to our own steel mills increased to 60% of total ferrous metal shipments in the second quarter 2016 compared to 54% during the same period in 2015. Metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) for ferrous metal were effectively unchanged in the second quarter 2016 compared to the same period in 2015 as ferrous selling prices declined consistent with scrap costs, while nonferrous materials metal spread improved 2%. The resulting overall impact of metal spread on operating income in the second quarter 2016 was consistent with that of the second quarter 2015.

Operating income for the metals recycling operations in the first half of 2016 of $13.9 million was $10.1 million higher than the first half of 2015, due largely from our continued focus on reduction of operating costs. Net sales decreased 17% in the first half of 2016 as compared to the same period in 2015, with ferrous and nonferrous pricing decreasing 20% and 18%, respectively. However, ferrous and nonferrous volumes increased 2% during the first half of 2016, as compared to the same period in 2015, consistent with improved market demand. Metal spreads for ferrous metal decreased 7% in the first half of 2016, as compared to the first half of 2015, as ferrous selling prices declined more than scrap costs, while nonferrous materials metal spread improved 7%.  The resulting overall impact of metal spread on operating income in the first half of 2016 was consistent with that of the first half of 2015.

Steel Fabrication Operations Segment

Steel fabrication operations include our eight New Millennium Building Systems’ joist and deck plants located throughout the United States and Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for approximately 8% of the company’s consolidated external net sales during the second quarters of 2016 and 2015, and 9% and 8% of the company’s consolidated external net sales during the first half of 2016 and 2015, respectively.

Steel Fabrication Operations

Sales Volumes and Average Selling Price

Segment Results 2016 vs. 2015

Overall steel fabrication operations performance in the second quarter 2016 compared to the same period in 2015 was positively impacted by an improved non-residential construction market, the acquisition of additional deck assets in late 2015, resulting in increased market share in both deck and joist, driving increased sales volumes and increased profitability. Net sales for the steel fabrication operations increased $17.2 million, or 11%, in the second quarter 2016, compared to the same period in 2015, as shipments increased 30% (16% joist and 51% deck) while average selling prices decreased $207 per ton, or 15%. Net sales for the segment increased $36.2 million, or 11%, in the first half of 2016, compared to the first half of 2015, as volumes increased 29% (14% joist and 55% deck) and selling prices decreased 14%. Our steel fabrication operations continue to realize strength in order activity and resulting shipments, as we leverage our national operating footprint to gain market share, and market demand continues to be strong.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed decreased by 15% in the second quarter 2016, as compared to the same period in 2015. As the decrease in selling prices exceeded the decrease in cost of steel consumed, metal spreads decreased resulting in a 15% decrease in operating income to $23.5 million in the second quarter 2016, as compared to $27.7 million in the same period in 2015. Segment operating income of $55.5 million in the first half of 2016 increased 13%, from $49.0 million in the first half of 2015, as increased shipments more than offset decreased metal spreads year over year.

Other Operations

Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that were indefinitely idled in May 2015, and several smaller joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses. Prior to being indefinitely idled, our Minnesota ironmaking operations experienced operating losses, which have been significantly curtailed post-idling. The second quarter 2015 Minnesota ironmaking operations operating losses included $21.0 million of inventory lower-of-cost or market charges associated with the idle decision.

Second Quarter Consolidated Results 2016 vs. 2015

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $124.3 million during the second quarter 2016 increased 32% from $94.2 million during the second quarter 2015, representing approximately 6.1% and 4.7% of net sales, respectively. The increase in the second quarter 2016 compared to the same period in 2015 is due most notably to increased performance-based incentive compensation, including profit sharing, associated with our increased profitability.

Interest Expense, net of Capitalized Interest.  During the second quarter 2016, interest expense of $36.6 million was comparable to $37.2 million during the same period in 2015, on comparable debt levels.

Income Tax Expense.  During the second quarter 2016, our income tax expense was $80.9 million at an effective income tax rate of 36.5%, as compared to $16.3 million at an effective income tax rate of 39.1%, during the second quarter 2015. The higher effective tax rate in the second quarter of 2015 is due primarily to the impact on the effective tax rate of higher proportional (to pretax income) noncontrolling interest losses in the second quarter of 2015 as compared to the same period in 2016.

First Six Months Consolidated Results 2016 vs. 2015

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $228.3 million during the first half of 2016 increased 26% from $181.5 million during the first half of 2015, representing approximately 6.1% and 4.5% of net sales, respectively. The increase in the first half 2016 compared to the same period in 2015 is due most notably to increased performance-based incentive compensation, including profit sharing, associated with our increased profitability.

Interest Expense, net of Capitalized Interest.  During the first half of 2016, interest expense decreased $6.6 million to $73.7 million, when compared to the same period in 2015. The decrease in interest expense is due primarily to the call and prepayment of our $350.0 million 7 5/8% Senior Notes due 2020, in March 2015.

Other Expense, net.  During the first half of 2016, net other income was $3.6 million compared to net other expense of $15.0 million in the same period in 2015, which included $16.7 million of call premium and other finance expenses associated with the March 2015 senior note call and prepayment.

Income Tax Expense.  During the first half of 2016, our income tax expense was $116.2 million at an effective income tax rate of 36.6%, as compared to $29.8 million at an effective income tax rate of 36.3%, during the first half of 2015.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our Revolver. Our liquidity at June 30, 2016, is as follows (in thousands):

Cash and equivalents	$1,052,666
Revolver availability	1,187,633
Total liquidity	$2,240,299

Our total outstanding debt remained relatively unchanged during the first half of 2016 at $2.6 billion. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 47.8% at June 30, 2016, compared to 49.3% at December 31, 2015.

We have a senior secured credit facility (Facility) that matures in November 2019 which provides for a $1.2 billion Revolver along with a term loan facility. Subject to certain conditions, we also have the ability to increase the combined facility size by a minimum of $750 million. The Facility contains financial and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At June 30, 2016, we had $1.2 billion of availability on the Revolver, $12.4 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At June 30, 2016, our interest coverage ratio and net debt leverage ratio were 6.34:1.00 and 2.33:1.00, respectively. We were, therefore, in compliance with these covenants at June 30, 2016, and we anticipate we will continue to be in compliance during the remainder of the year.

Working Capital. We generated cash flow from operations of $446.9 million in the first half of 2016. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) of $1.3 billion at June 30, 2016 was unchanged from that at December 31, 2015. Increases in volumes, pricing and profitability have resulted in increased accounts receivable and inventory, which have been offset by increases in accounts payable and accrued expenses.

Capital Investments.  During the first half of 2016, we invested $63.4 million in property, plant and equipment, primarily within our steel operations segment, compared with $56.2 million invested during the same period in 2015.

Cash Dividends.  As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 2% to $0.1400 per share in the first quarter 2016 (from $0.1375 per share in 2015), resulting in declared cash dividends of $68.2 million during the first half of 2016, compared to $66.5 million during the same period in 2015. We paid cash dividends of $67.5 million and $60.1 million during the first half of 2016 and 2015, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured credit facility and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

Other.  Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure that our operating results, cash flows, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flows from operations, together with other available sources of funds, including additional borrowings under our Revolver through its term, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements, and anticipated capital expenditures.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we occasionally use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the three- and six-month periods ended June 30, 2016 or 2015.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, natural gas and its transportation services, fuel, air products, and zinc. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage generally for periods of up to 24 months for physical commodity requirements (in certain cases up to 60 months), for up to 4 years for commodity transportation requirements, and for up to 12 years for air products. We utilized such “take or pay” requirements during the past three years under these contracts, except for certain air products at our Minnesota ironmaking operations which were idled in May 2015. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process, other than certain air products related to our Minnesota ironmaking operations during the idle period. We also purchase electricity consumed at our Butler Flat Roll Division pursuant to a contract which extends through December 2017. The contract designates 160 hours annually as “interruptible service” and establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At June 30, 2016, we had a cumulative unrealized loss associated with these financial contracts of $3.2 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.                   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are involved, along with two other remaining steel manufacturing company defendants, in a class action antitrust suit in federal court in Chicago, Illinois, originally against eight companies. The Complaint alleges a conspiracy on the part of the original defendants to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a specified period between 2005 and 2007, by artificially restricting the supply of such steel products. All but one of the Complaints were brought on behalf of a purported class consisting of all direct purchasers of steel products. The other Complaint was brought on behalf of a purported class consisting of all indirect purchasers of steel products within the same time period.  In addition, another similar complaint was filed in December 2010 purporting to be on behalf of indirect purchasers of steel products in Tennessee. All Complaints have been consolidated in the Chicago action and seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. Following an extensive period of discovery and related motions concerning class certification matters, the Court, on September 9, 2015, certified a class, limited, however, to the issue of the alleged conspiracy alone, and denied class certification on the issue of antitrust impact and damages.  As a result, some additional discovery is ongoing. We have also filed a motion for summary judgment, as has one co-defendant, and this matter is currently pending.

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   MINE SAFETY DISCLOSURES

Information normally required to be furnished, in Exhibit 95 to this Quarterly Report, pursuant to Item 4 concerning mine safety disclosure matters required to be reported, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is not included in this report, as there are no applicable mine safety disclosure matters to report for the three months ended June 30, 2016. Accordingly, there is no Exhibit 95 attached to this report.

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

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Other

95**	Mine Safety Disclosures.

XBRL Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

*                 Filed concurrently herewith

**   Inapplicable for purposes of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2016

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)