Form 10-Q
period 2016-09-30
STEEL DYNAMICS INC
filed 2016-11-09
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2016

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7575 West Jefferson Blvd, Fort Wayne, IN	46268
(Address of principal executive offices)	(Zip Code)

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

(Check one):  Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

As of November 1, 2016, Registrant had 243,815,236 outstanding shares of common stock.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
Assets	2016	2015
	(unaudited)
Current assets
Cash and equivalents	$1,051,489	$727,032
Accounts receivable, net	752,232	579,333
Accounts receivable-related parties	27,227	34,272
Inventories	1,275,575	1,149,390
Other current assets	30,121	47,914
Total current assets	3,136,644	2,537,941

Property, plant and equipment, net	2,928,226	2,951,210

Restricted cash	19,571	19,565
Intangible assets, net	291,814	278,960
Goodwill	399,867	397,470
Other assets	11,440	16,936
Total assets	$6,787,562	$6,202,082
Liabilities and Equity
Current liabilities
Accounts payable	$427,790	$276,725
Accounts payable-related parties	10,046	6,630
Income taxes payable	35,733	2,023
Accrued payroll and benefits	143,986	94,906
Accrued interest	47,882	38,502
Accrued expenses	112,521	99,824
Current maturities of long-term debt	16,155	16,680
Total current liabilities	794,113	535,290

Long-term debt	2,570,837	2,577,976
Deferred income taxes	450,159	400,770
Other liabilities	20,751	16,595

Commitments and contingencies

Redeemable noncontrolling interests	126,340	126,340

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
263,396,348, and 262,937,139 shares issued; and 243,770,777, and 243,089,514
shares outstanding, as of September 30, 2016 and December 31, 2015, respectively	640	638
Treasury stock, at cost; 19,625,571, and 19,847,625 shares,
as of September 30, 2016 and December 31, 2015 respectively	(392,051)	(396,455)
Additional paid-in capital	1,132,365	1,110,253
Retained earnings	2,224,963	1,965,291
Total Steel Dynamics, Inc. equity	2,965,917	2,679,727
Noncontrolling interests	(140,555)	(134,616)
Total equity	2,825,362	2,545,111
Total liabilities and equity	$6,787,562	$6,202,082

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales
Unrelated parties	$2,060,596	$1,901,415	$5,737,584	$5,851,371
Related parties	40,714	49,508	128,929	151,994
Total net sales	2,101,310	1,950,923	5,866,513	6,003,365

Costs of goods sold	1,692,807	1,722,197	4,841,591	5,415,854
Gross profit	408,503	228,726	1,024,922	587,511

Selling, general and administrative expenses	95,185	82,648	279,899	242,207
Profit sharing	22,255	9,008	51,722	18,637
Amortization of intangible assets	7,208	6,041	21,359	18,308
Operating income	283,855	131,029	671,942	308,359

Interest expense, net of capitalized interest	36,199	37,084	109,888	117,334
Other expense, net	4,351	239	741	15,219
Income before income taxes	243,305	93,706	561,313	175,806

Income taxes	88,892	34,839	205,139	64,660
Net income	154,413	58,867	356,174	111,146

Net loss attributable to noncontrolling interests	2,984	1,750	5,929	11,782
Net income attributable to Steel Dynamics, Inc.	$157,397	$60,617	$362,103	$122,928

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$0.65	$0.25	$1.49	$0.51

Weighted average common shares outstanding	243,761	242,074	243,539	241,836

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$0.64	$0.25	$1.48	$0.51

Weighted average common shares and share equivalents outstanding	245,682	243,822	245,227	243,393

Dividends declared per share	$0.1400	$0.1375	$0.4200	$0.4125

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Operating activities:
Net income	$154,413	$58,867	$356,174	$111,146

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	74,190	74,211	222,970	221,306
Equity-based compensation	5,924	5,332	21,565	20,232
Deferred income taxes	18,478	13,130	53,879	46,214
Loss on disposal of assets	161	655	1,178	6,638
Changes in certain assets and liabilities:
Accounts receivable	29,384	36,361	(149,810)	122,296
Inventories	(76,013)	(8,763)	(102,339)	317,410
Other assets	694	(3,100)	12,053	8,794
Accounts payable	(49,171)	(62,757)	117,220	(127,075)
Income taxes receivable/payable	(7,421)	19,888	40,960	29,309
Accrued expenses	45,701	30,554	69,361	(47,973)
Net cash provided by operating activities	196,340	164,378	643,211	708,297

Investing activities:
Purchases of property, plant and equipment	(59,774)	(30,286)	(123,168)	(86,458)
Acquisition of business, net of cash acquired	(109,065)	(45,000)	(109,065)	(45,000)
Other investing activities	1,507	3,715	5,767	6,184
Net cash used in investing activities	(167,332)	(71,571)	(226,466)	(125,274)

Financing activities:
Issuance of current and long-term debt	12,911	67,999	97,018	179,033
Repayment of current and long-term debt	(9,999)	(73,420)	(95,253)	(561,428)
Dividends paid	(34,124)	(33,282)	(101,639)	(94,281)
Stock option exercise proceeds, including related tax effect	1,027	302	7,602	7,261
Other financing activities	-	(17)	(16)	(1,181)
Net cash used in financing activities	(30,185)	(38,418)	(92,288)	(470,596)

Increase (decrease) in cash and equivalents	(1,177)	54,389	324,457	112,427
Cash and equivalents at beginning of period	1,052,666	419,401	727,032	361,363

Cash and equivalents at end of period	$1,051,489	$473,790	$1,051,489	$473,790

Supplemental disclosure information:
Cash paid for interest	$26,225	$26,701	$97,605	$115,345
Cash paid (received) for federal and state income taxes, net	$75,860	$1,172	$104,124	$(10,321)

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is one of the largest domestic steel producers and metals recyclers. The company has three reportable segments, consistent with how it manages the business: steel operations, metals recycling operations, and steel fabrication operations.

Steel Operations Segment.  Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products (since its acquisition on August 1, 2016), Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics (IDI), a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and ten downstream coating lines, and one downstream SBQ processing facility. Steel operations accounted for 74% and 69% of the company’s consolidated external net sales during the three months ended September 30, 2016 and 2015, and 72% and 69% of the company’s consolidated external net sales during the nine months ended September 30, 2016 and 2015, respectively.

Metals Recycling Operations Segment. Metals recycling operations include the company’s metals recycling processing locations, and ferrous scrap procurement operations, of OmniSource Corporation. Metals recycling operations accounted for 15% and 18% of the company’s consolidated external net sales during the three months ended September 30, 2016 and 2015, and 15% and 19% of the company’s consolidated external net sales during the nine months ended September 30, 2016 and 2015, respectively.

Steel Fabrication Operations Segment.  Steel fabrication operations include the company’s eight New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for approximately 8% and 9% of the company’s consolidated external net sales during the three months ended September 30, 2016 and 2015, and 9% and 8% of the company’s consolidated external net sales during the nine months ended September 30, 2016 and 2015, respectively.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (Continued)

Goodwill.  The company’s goodwill is allocated to the following reporting units at September 30, 2016, and December 31, 2015, (in thousands):

		September 30,	December 31,
		2016	2015
Metals Recycling Segment:	OmniSource	$104,247	$109,039
	Butler Flat Roll Division, Structural and Rail Division,
	and Engineered Bar Division	95,000	95,000
Steel Segment:	The Techs	142,783	142,783
	Roanoke Bar Division	29,041	29,041
	Columbus Flat Roll Division	19,682	19,682
	Vulcan Threaded Products	7,189	-
Fabrication Segment:	New Millennium Building Systems	1,925	1,925
		$399,867	$397,470

OmniSource goodwill decreased $4.8 million from December 31, 2015 to September 30, 2016, in recognition of the 2016 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Recently Issued Accounting Standards

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition.  The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Because the guidance in ASC 606 is principles-based, it can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Additionally, ASC 606 requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and potential uncertainty of revenue that is recognized. This guidance is effective for annual and interim periods beginning after December 15, 2017, but can be early adopted for annual and interim periods ending after December 15, 2016. The company is currently evaluating the impact of the provisions of ASC 606, including the timing and method of adoption.

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

Note 2.  Acquisitions

Vulcan Threaded Products, Inc.

On August 1, 2016, the company completed its acquisition of 100% of Vulcan Threaded Products, Inc. (Vulcan) for $113.0 million, inclusive of $29.2 million in working capital, which is subject to typical post-closing adjustments. The purchase price was paid in cash from available funds. Post-closing operating results of Vulcan are reflected in the steel operations reporting segment. Unaudited proforma operating results as if the acquisition had occurred on January 1, 2015, have not been presented as the effect to 2015 and 2016 consolidated operating results is not significant. Vulcan is the nation’s largest manufacturer and supplier of threaded rod products, and also cold drawn and heat treated steel bar. The acquisition of Vulcan is consistent with one of our target growth objectives – higher-margin downstream business opportunities that utilize our steel products in their manufacturing processes. Vulcan utilizes special-bar-quality products produced at our Engineered Bar Products Division.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Acquisitions (Continued)

The aggregate purchase price was allocated on a preliminarily basis to the opening balance sheet of Vulcan as of the August 1, 2016, acquisition date. The following initial allocation of the purchase price (in thousands) is preliminary. The accounting for the acquisition has not yet been finalized based on the company’s valuation of the acquired assets, assumed liabilities and identifiable intangible assets, including goodwill, if any. The preliminary fair values were determined using various valuation techniques that in each case used Level 3 inputs as provided for under ASC 820.

Current assets, net of cash acquired	$36,958
Property, plant & equipment	40,213
Intangible assets	32,930
Goodwill	7,189
Total assets acquired	117,290

Liabilities assumed	4,456

Net assets acquired	$112,834

The preliminary assessment allocates $32.9 million of the purchase price to the following intangible assets, including customer relationships, trade name, and noncompete agreements. The company plans to utilize an accelerated amortization methodology to follow the pattern in which the economic benefits of the customer relationship intangible asset is anticipated to be consumed. The company plans to amortize the intangible assets related to the trade name and noncompete agreements using a straight line methodology. However, the expected lives and specific amortization methods are subject to finalization of the company’s valuation process.

Consolidated Systems, Inc.

On September 14, 2015, the company purchased from CSi certain of its steel deck facilities (including associated assets) and net working capital of approximately $30.0 million, for a purchase price of $45.0 million in cash. Operating results of these facilities have been reflected in the company’s financial statements under the steel fabrication operations since the September 14, 2015, purchase date. The purchased assets include two deck facilities located in Memphis, Tennessee, and Phoenix, Arizona. Producing both standard and premium specialty deck profiles, the new locations will allow for enhanced geographic reach into the southwestern and western markets, and further diversify New Millennium Building Systems’ product offerings.

Note 3.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive stock options, restricted stock units and deferred stock units; and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents at or for the three- and nine- month periods ended September 30, 2016 and 2015.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,
	2016			2015
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$157,397	243,761	$0.65	$60,617	242,074	$0.25
Dilutive common share equivalents	-	1,921		-	1,748
Diluted earnings per share	$157,397	245,682	$0.64	$60,617	243,822	$0.25

	Nine Months Ended September 30,
	2016			2015
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$362,103	243,539	$1.49	$122,928	241,836	$0.51
Dilutive common share equivalents	-	1,688		-	1,557
Diluted earnings per share	$362,103	245,227	$1.48	$122,928	243,393	$0.51

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Inventories

Inventories are stated at lower of cost or market. Cost is determined using a weighted average cost method for scrap, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$490,164	$419,608
Supplies	392,433	396,349
Work in progress	124,428	90,486
Finished goods	268,550	242,947
Total inventories	$1,275,575	$1,149,390

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

Note 6.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
		Additional					Redeemable
	Common	Paid-In	Retained	Treasury	Noncontrolling	Total	Noncontrolling
	Stock	Capital	Earnings	Stock	Interests	Equity	Interests
Balances at December 31, 2015	$638	$1,110,253	$1,965,291	$(396,455)	$(134,616)	$2,545,111	$126,340
Exercise of stock options proceeds,
including related tax effect	2	7,874	-	-	-	7,876	-
Dividends declared	-	-	(102,342)	-	-	(102,342)	-
Distributions to noncontrolling
investors, net	-	-	-	-	(10)	(10)	-
Equity-based compensation	-	14,238	(89)	4,404	-	18,553	-
Comprehensive and net income (loss)	-	-	362,103	-	(5,929)	356,174	-
Balances at September 30, 2016	$640	$1,132,365	$2,224,963	$(392,051)	$(140,555)	$2,825,362	$126,340

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Derivative Financial Instruments (Continued)

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of September 30, 2016 (MT represents metric tons):

Commodity Futures	Long/Short	Total
Aluminum	Long	1,750	MT
Aluminum	Short	1,575	MT
Copper	Long	4,413	MT
Copper	Short	13,950	MT

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of September 30, 2016, and December 31, 2015, and gains and losses related to derivatives included in the company’s statement of income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivative instruments designated
as fair value hedges -
Commodity futures	Other current assets	$451	$857	$1,156	$2,860

Derivative instruments not designated
as hedges -
Commodity futures	Other current assets	171	908	1,037	1,065
Total derivative instruments		$622	$1,765	$2,193	$3,925

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $1.7 million at September 30, 2016, and $3.4 million at December 31, 2015, are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the three months ended		Hedged items in	in income on	for the three months ended
	in income on	September 30,	September 30,	fair value hedge	related hedged	September 30,	September 30,
	derivatives	2016	2015	relationships	items	2016	2015
Derivatives in fair value
hedging relationships -
Commodity futures	Costs of goods sold	$826	$(2,825)	Firm commitments	Costs of goods sold	$(793)	$662
				Inventory	Costs of goods sold	(177)	800
Derivatives not designated						$(970)	$1,462
as hedging instruments -
Commodity futures	Costs of goods sold	$(638)	$6,707

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Derivative Financial Instruments (Continued)

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the nine months ended		Hedged items in	in income on	for the nine months ended
	in income on	September 30,	September 30,	fair value hedge	income on related	September 30,	September 30,
	derivatives	2016	2015	relationships	hedged items	2016	2015
Derivatives in fair value
hedging relationships -
Commodity futures	Costs of goods sold	$1,281	$(4,063)	Firm commitments	Costs of goods sold	$(2,223)	$1,518
				Inventory	Costs of goods sold	642	1,291
Derivatives not designated						$(1,581)	$2,809
as hedging instruments -
Commodity futures	Costs of goods sold	$(394)	$13,377

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $84,000 and $191,000 during the three months ended September 30, 2016 and 2015, respectively; and losses of $175,000 and $64,000 during the nine months ended September 30, 2016 and 2015, respectively. Losses excluded from hedge effectiveness testing of $60,000 and $1.2 million increased cost of goods sold during the three months ended September 30, 2016, and September 30, 2015.  Losses excluded from hedge effectiveness testing of $125,000 and $1.2 million increased costs of goods sold during the nine months ended September 30, 2016 and 2015, respectively.

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

           unobservable.

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2016, and December 31, 2015 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Commodity futures – financial assets	$622	$-	$622	$-
Commodity futures – financial liabilities	2,193	-	2,193	-

December 31, 2015
Commodity futures – financial assets	$1,765	$-	$1,765	$-
Commodity futures – financial liabilities	3,925	-	3,925	-

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.7 billion at September 30, 2016, and December 31, 2015, respectively, (with a corresponding carrying amount in the consolidated balance sheet of $2.6 billion at September 30, 2016, and December 31, 2015).

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Commitments and Contingencies

Although, as noted below, a tentative settlement has been reached in the case, the company has to date been involved, along with two other remaining non-settling defendant steel manufacturing companies, from an original group of eight, in a direct purchaser class action antitrust suit in federal court in Chicago, Illinois, under the caption of Standard Iron Works v Arcelor Mittal, et al.  Two other complaints, not yet settled, were brought on behalf of a purported class of indirect purchasers of steel products within the same time period. The company has a pending motion to dismiss in that case. The complaints allege a conspiracy to limit output on the part of the defendants, in order to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a specified period between 2005 and 2007. The complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. In September 2015, the Court denied class certification on the issue of antitrust impact and damages, but granted class certification on the limited issue of the alleged conspiracy.

In October 2016, the company announced that it had entered into an agreement to settle the direct purchaser case for a payment of $4.6 million. Preliminary approval was granted by the court on November 3, 2016, and final approval by the Court is also expected to be forthcoming. During the approval process, members of the class will be given an opportunity to opt-out of the class and retain their own individual rights.

Due to the uncertain nature of litigation, the company cannot presently predict either the final outcome of the proposed settlement process, including whether there may be opt-outs from the settlement, or the outcome of the remaining indirect purchaser case.  Based on the information available at this time, however, the company has determined that, apart from the proposed settlement amount in the direct case, there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20), that the outcome of the remaining unresolved matters will have a material impact on the Company’s financial condition, results of operations, or liquidity. Although not presently necessary or appropriate to make a dollar estimate of exposure to loss, if any, in connection with these remaining matters, the company may in the future determine that a further loss accrual may be necessary. Further, although the company may make loss accruals, if and as warranted, any amounts that it may accrue from time to time could vary significantly from the amounts it actually pays, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. Additionally, an adverse result could have a material effect on the company’s financial condition, results of operations and liquidity.

The company is additionally involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information

The company’s operations are primarily organized and managed by operating segment, which are steel operations, metals recycling operations, and steel fabrication operations. The segment operations are more fully described in Note 1 to the financial statements. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra‑segment sales and any related profits are eliminated in consolidation. Amounts included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations and several small joint ventures. In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

The company’s segment results for the three and nine months ended September 30, 2016 and 2015, each adjusted consistent with our current reportable segments presentation, are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
September 30, 2016	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,502,726	$260,518	$177,341	$60,282		$-		$2,000,867
External Non-U.S.	54,776	45,574	88	5		-		100,443
Other segments	70,384	259,171	1,211	1,108		(331,874)		-
	1,627,886	565,263	178,640	61,395		(331,874)		2,101,310
Operating income (loss)	307,553	6,154	17,744	(47,687)	(1)	91	(2)	283,855
Income (loss) before income taxes	285,131	2,437	15,645	(59,999)		91		243,305
Depreciation and amortization	53,456	13,836	2,848	4,101		(51)		74,190
Capital expenditures	49,200	9,506	747	321		-		59,774

As of September 30, 2016
Assets	$4,147,447	$1,034,637	$353,560	$1,374,469	(3)	$(122,551)	(4)	$6,787,562

Footnotes related to the three months ended September 30, 2016 segment results (in millions):

(1)	Corporate SG&A	$(12.6)	(2)	Gross profit increase from intra-company sales	$-
	Company-wide equity-based compensation	(6.1)
	Profit sharing	(21.0)
	Minnesota ironmaking operations	(4.1)
	Other, net	(3.9)
		$(47.7)

(3)	Cash and equivalents	$982.2	(4)	Elimination of intra-company receivables	$(98.0)
	Accounts receivable	14.7		Elimination of intra-company debt	(12.1)
	Inventories	36.2		Other	(12.5)
	Property, plant and equipment, net	295.7			$(122.6)
	Intra-company debt	12.1
	Other	33.6
		$1,374.5

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
September 30, 2015	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,285,459	$294,357	$173,047	$78,802		$-		$1,831,665
External Non-U.S.	65,928	51,215	1,907	208		-		119,258
Other segments	56,146	270,888	2	4,209		(331,245)		-
	1,407,533	616,460	174,956	83,219		(331,245)		1,950,923
Operating income (loss)	124,712	(3,555)	36,733	(28,401)	(1)	1,540	(2)	131,029
Income (loss) before income taxes	102,566	(6,967)	35,108	(38,541)		1,540		93,706
Depreciation and amortization	52,404	15,913	2,300	3,645		(51)		74,211
Capital expenditures	21,975	6,286	935	1,090		-		30,286

As of September 30, 2015
Assets	$4,096,188	$1,588,821	$372,673	$898,772	(3)	$(113,913)	(4)	$6,842,541

Footnotes related to the three months ended September 30, 2015 segment results (in millions):

(1)	Corporate SG&A	$(9.5)	(2)	Gross profit increase from intra-company sales	$1.5
	Company-wide equity-based compensation	(5.3)
	Profit sharing	(7.5)
	Minnesota ironmaking operations	(4.1)
	Other, net	(2.0)
		$(28.4)

(3)	Cash and equivalents	$415.7	(4)	Elimination of intra-company receivables	$(100.8)
	Accounts receivable	30.0		Elimination of intra-company debt	(6.5)
	Inventories	36.8		Other	(6.6)
	Property, plant and equipment, net	309.6			$(113.9)
	Intra-company debt	6.5
	Other	100.2
		$898.8

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

		Metals	Steel
For the nine months ended	Steel	Recycling	Fabrication
September 30, 2016	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$4,068,688	$769,260	$527,859	$210,358		$-		$5,576,165
External Non-U.S.	172,694	117,299	167	188		-		290,348
Other segments	178,190	756,613	2,415	3,603		(940,821)		-
	4,419,572	1,643,172	530,441	214,149		(940,821)		5,866,513
Operating income (loss)	712,939	20,014	73,230	(125,186)	(1)	(9,055)	(2)	671,942
Income (loss) before income taxes	645,189	10,300	67,175	(152,296)		(9,055)		561,313
Depreciation and amortization	159,614	42,666	8,431	12,413		(154)		222,970
Capital expenditures	103,202	17,068	1,918	980		-		123,168

Footnotes related to the nine months ended September 30, 2016 segment results (in millions):

(1)	Corporate SG&A	$(38.5)	(2)	Gross profit decrease from intra-company sales	$(9.1)
	Company-wide equity-based compensation	(20.4)
	Profit sharing	(47.7)
	Minnesota ironmaking operations	(12.4)
	Other, net	(6.2)
		$(125.2)

		Metals	Steel
For the nine months ended	Steel	Recycling	Fabrication
September 30, 2015	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$3,902,162	$1,014,753	$488,584	$237,501		$-		$5,643,000
External Non-U.S.	210,320	147,626	1,907	512		-		360,365
Other segments	158,609	751,542	18	29,114		(939,283)		-
	4,271,091	1,913,921	490,509	267,127		(939,283)		6,003,365
Operating income (loss)	338,690	229	85,754	(117,273)	(1)	959	(2)	308,359
Income (loss) before income taxes	269,187	(12,780)	80,581	(162,141)		959		175,806
Depreciation and amortization	154,616	50,207	6,688	9,948		(153)		221,306
Capital expenditures	52,324	17,332	2,506	14,296		-		86,458

Footnotes related to the nine months ended September 30, 2015 segment results (in millions):

(1)	Corporate SG&A	$(27.1)	(2)	Gross profit increase from intra-company sales	$1.0
	Company-wide equity-based compensation	(17.5)
	Profit sharing	(14.4)
	Minnesota ironmaking operations	(50.3)
	Other, net	(8.0)
		$(117.3)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information

Certain 100%‑owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior unsecured notes due 2019, 2021, 2022, 2023 and 2024. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations, and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Condensed Consolidating Balance Sheets (in thousands)
			Combined	Consolidating	Total
As of September 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$972,610	$61,054	$17,825	$-	$1,051,489
Accounts receivable, net	238,290	1,248,565	41,667	(749,063)	779,459
Inventories	588,583	634,942	59,837	(7,787)	1,275,575
Other current assets	17,109	10,598	4,373	(1,959)	30,121
Total current assets	1,816,592	1,955,159	123,702	(758,809)	3,136,644
Property, plant and equipment, net	921,850	1,684,925	323,308	(1,857)	2,928,226
Intangible assets, net	-	259,231	32,583	-	291,814
Goodwill	-	392,678	7,189	-	399,867
Other assets, including investments in subs	2,916,319	8,023	6,411	(2,899,742)	31,011
Total assets	$5,654,761	$4,300,016	$493,193	$(3,660,408)	$6,787,562

Accounts payable	$171,302	$274,873	$80,690	$(89,029)	$437,836
Accrued expenses	229,039	212,493	8,068	(109,478)	340,122
Current maturities of long-term debt	13,161	700	32,248	(29,954)	16,155
Total current liabilities	413,502	488,066	121,006	(228,461)	794,113
Long-term debt	2,541,145	-	171,622	(141,930)	2,570,837
Other liabilities	(265,803)	1,155,611	61,932	(480,830)	470,910

Redeemable noncontrolling interests	-	-	126,340	-	126,340

Common stock	640	1,727,859	18,120	(1,745,979)	640
Treasury stock	(392,051)	-	-	-	(392,051)
Additional paid-in-capital	1,132,365	128,076	773,793	(901,869)	1,132,365
Retained earnings (deficit)	2,224,963	800,404	(639,065)	(161,339)	2,224,963
Total Steel Dynamics, Inc. equity	2,965,917	2,656,339	152,848	(2,809,187)	2,965,917
Noncontrolling interests	-	-	(140,555)	-	(140,555)
Total equity	2,965,917	2,656,339	12,293	(2,809,187)	2,825,362
Total liabilities and equity	$5,654,761	$4,300,016	$493,193	$(3,660,408)	$6,787,562

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$636,877	$81,976	$8,179	$-	$727,032
Accounts receivable, net	200,094	1,056,285	29,775	(672,549)	613,605
Inventories	539,963	573,924	35,004	499	1,149,390
Other current assets	21,654	25,415	1,676	(831)	47,914
Total current assets	1,398,588	1,737,600	74,634	(672,881)	2,537,941
Property, plant and equipment, net	958,212	1,703,932	291,077	(2,011)	2,951,210
Intangible assets, net	-	278,960	-	-	278,960
Goodwill	-	397,470	-	-	397,470
Other assets, including investments in subs	2,941,710	10,040	6,137	(2,921,386)	36,501
Total assets	$5,298,510	$4,128,002	$371,848	$(3,596,278)	$6,202,082

Accounts payable	$100,751	$183,344	$68,948	$(69,688)	$283,355
Accrued expenses	141,552	185,873	4,779	(96,949)	235,255
Current maturities of long-term debt	13,122	700	24,975	(22,117)	16,680
Total current liabilities	255,425	369,917	98,702	(188,754)	535,290
Long-term debt	2,546,606	361	177,897	(146,888)	2,577,976
Other liabilities	(183,248)	1,342,541	63,020	(804,948)	417,365

Redeemable noncontrolling interests	-	-	126,340	-	126,340

Common stock	638	1,727,859	18,120	(1,745,979)	638
Treasury stock	(396,455)	-	-	-	(396,455)
Additional paid-in-capital	1,110,253	117,737	646,787	(764,524)	1,110,253
Retained earnings (deficit)	1,965,291	569,587	(624,402)	54,815	1,965,291
Total Steel Dynamics, Inc. equity	2,679,727	2,415,183	40,505	(2,455,688)	2,679,727
Noncontrolling interests	-	-	(134,616)	-	(134,616)
Total equity	2,679,727	2,415,183	(94,111)	(2,455,688)	2,545,111
Total liabilities and equity	$5,298,510	$4,128,002	$371,848	$(3,596,278)	$6,202,082

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
September 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$845,585	$2,258,466	$96,409	$(1,099,150)	$2,101,310
Costs of goods sold	647,983	2,016,874	100,470	(1,072,520)	1,692,807
Gross profit (loss)	197,602	241,592	(4,061)	(26,630)	408,503
Selling, general and administrative	52,995	72,605	4,134	(5,086)	124,648
Operating income (loss)	144,607	168,987	(8,195)	(21,544)	283,855
Interest expense, net of capitalized interest	17,818	17,741	2,847	(2,207)	36,199
Other (income) expense, net	2,342	3,937	(4,135)	2,207	4,351
Income (loss) before income taxes and
equity in net income of subsidiaries	124,447	147,309	(6,907)	(21,544)	243,305
Income taxes	40,242	55,684	797	(7,831)	88,892
	84,205	91,625	(7,704)	(13,713)	154,413
Equity in net income of subsidiaries	73,192	-	-	(73,192)	-
Net loss attributable to noncontrolling interests	-	-	2,984	-	2,984
Net income (loss) attributable to Steel Dynamics, Inc.	$157,397	$91,625	$(4,720)	$(86,905)	$157,397

For the three months ended,			Combined	Consolidating	Total
September 30, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$735,250	$2,103,824	$96,204	$(984,355)	$1,950,923
Costs of goods sold	619,833	1,965,364	99,864	(962,864)	1,722,197
Gross profit (loss)	115,417	138,460	(3,660)	(21,491)	228,726
Selling, general and administrative	35,235	64,259	2,845	(4,642)	97,697
Operating income (loss)	80,182	74,201	(6,505)	(16,849)	131,029
Interest expense, net of capitalized interest	18,312	18,138	1,692	(1,058)	37,084
Other (income) expense, net	252	(631)	(440)	1,058	239
Income (loss) before income taxes and
equity in net income of subsidiaries	61,618	56,694	(7,757)	(16,849)	93,706
Income taxes (benefit)	20,169	21,697	(421)	(6,606)	34,839
	41,449	34,997	(7,336)	(10,243)	58,867
Equity in net income of subsidiaries	19,168	-	-	(19,168)	-
Net loss attributable to noncontrolling interests	-	-	1,750	-	1,750
Net income (loss) attributable to Steel Dynamics, Inc.	$60,617	$34,997	$(5,586)	$(29,411)	$60,617

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,297,389	$6,322,158	$271,694	$(3,024,728)	$5,866,513
Costs of goods sold	1,823,408	5,676,265	286,486	(2,944,568)	4,841,591
Gross profit (loss)	473,981	645,893	(14,792)	(80,160)	1,024,922
Selling, general and administrative	145,596	212,613	9,352	(14,581)	352,980
Operating income (loss)	328,385	433,280	(24,144)	(65,579)	671,942
Interest expense, net of capitalized interest	53,842	54,493	7,558	(6,005)	109,888
Other (income) expense, net	(2,137)	8,012	(11,139)	6,005	741
Income (loss) before income taxes and
equity in net income of subsidiaries	276,680	370,775	(20,563)	(65,579)	561,313
Income taxes (benefit)	89,210	139,958	(63)	(23,966)	205,139
	187,470	230,817	(20,500)	(41,613)	356,174
Equity in net income of subsidiaries	174,633	-	-	(174,633)	-
Net loss attributable to noncontrolling interests	-	-	5,929	-	5,929
Net income (loss) attributable to Steel Dynamics, Inc.	$362,103	$230,817	$(14,571)	$(216,246)	$362,103

For the nine months ended,			Combined	Consolidating	Total
September 30, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,300,024	$6,447,974	$302,657	$(3,047,290)	$6,003,365
Costs of goods sold	1,982,667	6,056,514	352,980	(2,976,307)	5,415,854
Gross profit (loss)	317,357	391,460	(50,323)	(70,983)	587,511
Selling, general and administrative	95,883	188,028	8,878	(13,637)	279,152
Operating income (loss)	221,474	203,432	(59,201)	(57,346)	308,359
Interest expense, net of capitalized interest	57,015	58,354	5,084	(3,119)	117,334
Other (income) expense, net	15,131	(597)	(2,434)	3,119	15,219
Income (loss) before income taxes and
equity in net income of subsidiaries	149,328	145,675	(61,851)	(57,346)	175,806
Income taxes (benefit)	35,207	53,903	(4,047)	(20,403)	64,660
	114,121	91,772	(57,804)	(36,943)	111,146
Equity in net income of subsidiaries	8,807	-	-	(8,807)	-
Net loss attributable to noncontrolling interests	-	-	11,782	-	11,782
Net income (loss) attributable to Steel Dynamics, Inc.	$122,928	$91,772	$(46,022)	$(45,750)	$122,928

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by operating activities	$280,767	$358,657	$52	$3,735	$643,211
Net cash used in investing activities	(143,427)	(81,983)	(3,935)	2,879	(226,466)
Net cash provided by (used in) financing activities	198,393	(297,596)	13,529	(6,614)	(92,288)
Increase (decrease) in cash and equivalents	335,733	(20,922)	9,646	-	324,457
Cash and equivalents at beginning of period	636,877	81,976	8,179	-	727,032
Cash and equivalents at end of period	$972,610	$61,054	$17,825	$-	$1,051,489

For the nine months ended,			Combined	Consolidating	Total
September 30, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$306,941	$400,910	$(4,302)	$4,748	$708,297
Net cash used in investing activities	(35,100)	(82,737)	(12,796)	5,359	(125,274)
Net cash provided by (used in) financing activities	(126,984)	(347,111)	13,606	(10,107)	(470,596)
Increase (decrease) in cash and equivalents	144,857	(28,938)	(3,492)	-	112,427
Cash and equivalents at beginning of period	265,313	81,690	14,360	-	361,363
Cash and equivalents at end of period	$410,170	$52,752	$10,868	$-	$473,790

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Description of the Business

We are a domestic manufacturer of steel products and metals recycler. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations. Steel operations include our Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products – acquired August 1, 2016 (Vulcan), Roanoke Bar Division, Steel of West Virginia, and  Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and ten downstream coating facilities, and one downstream SBQ processing facility.  Metals recycling operations include our metals recycling processing locations, and ferrous scrap procurement operations, of OmniSource Corporation. Steel fabrication operations include our eight New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. The  “Other” category consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that were indefinitely idled in May 2015, and several smaller joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as our senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

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

Results Overview

Consolidated operating income increased $152.8 million, or 117%, to $283.9 million for the third quarter 2016, compared to $131.0 million for the third quarter 2015. Third quarter 2016 net income increased $96.8 million, or 160%, to $157.4 million, from $60.6 million for the third quarter 2015.

Consolidated operating income increased $363.6 million, or 118%, to $671.9 million for the first nine months of 2016, compared to $308.4 million for the first nine months of 2015. First nine months 2016 net income increased $239.2 million, or 195%, to $362.1 million, from $122.9 million for the first nine months of 2015.

Our consolidated results for the third quarter and first nine months of 2016 benefited from continued positive momentum in the sheet steel supply environment, driving improved sheet steel metal spreads, as well as increased metal spread and operating cost reductions in our metals recycling operations. Underlying domestic steel consumption remains relatively consistent, with the heavy equipment, agriculture and energy markets remaining weak, while automotive and non-residential construction markets remain steady. Sheet steel import levels declined approximately 20% during the first nine months of 2016 as compared to the first nine months of 2015, amidst the duties levied pursuant to the trade cases filed with the US International Trade Commission, and customer inventory levels remained low compared to historical averages. While domestic steel mill utilization rates have flattened in the first nine months of 2016 compared to the first nine months of 2015, resulting in lower ferrous volumes in our metals recycling operations, our metal spreads have improved, particularly in nonferrous materials, and we have benefited from continued operational cost cutting efforts. The non-residential construction market for our steel fabrication operations remains strong, resulting in increased shipments; however, average selling prices have contracted and rising steel input costs have resulted in compressed metal spread during 2016.

Segment Operating Results 2016 vs. 2015 (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Net sales:
Steel Operations Segment	$1,627,886	16%	$1,407,533	$4,419,572	3%	$4,271,091
Metals Recycling Operations Segment	565,263	(8)%	616,460	1,643,172	(14)%	1,913,921
Steel Fabrication Operations Segment	178,640	2%	174,956	530,441	8%	490,509
Other	61,395	(26)%	83,219	214,149	(20)%	267,127
	2,433,184		2,282,168	6,807,334		6,942,648
Intra-company	(331,874)		(331,245)	(940,821)		(939,283)
	$2,101,310	8%	$1,950,923	$5,866,513	(2)%	$6,003,365

Operating income (loss):
Steel Operations Segment	$307,553	147%	$124,712	$712,939	110%	$338,690
Metals Recycling Operations Segment	6,154	273%	(3,555)	20,014	8640%	229
Steel Fabrication Operations Segment	17,744	(52)%	36,733	73,230	(15)%	85,754
Other	(47,687)	(68)%	(28,401)	(125,186)	(7)%	(117,273)
	283,764		129,489	680,997		307,400
Intra-company	91		1,540	(9,055)		959
	$283,855	117%	$131,029	$671,942	118%	$308,359

Steel Operations Segment

Steel Operations Segment.  Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and ten downstream coating lines, one downstream SBQ processing facility, and IDI, our liquid pig production facility that supplies solely our Butler Flat Roll Division mill. Our steel operations sell directly to end users and service centers. These products are used in numerous industry sectors, including the automotive, construction, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube markets. Steel operations accounted for 74% and 69% of our consolidated external net sales during the third quarter of 2016 and 2015, and 72% and 69% of our consolidated external net sales during the first nine months of 2016 and 2015, respectively.

Sheet Products.  Our sheet products operations consist of Butler and Columbus Flat Roll Divisions, and our downstream coating lines, including The Techs. These operations sell a broad range of sheet steel products, such as hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll, galvanized and Galvalume®. Butler Flat Roll Division currently sells painted products, while Columbus Flat Roll Division is in the final construction phase of a $100 million expansion to add painted capacity. The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in non-automotive applications.

Long Products.  Our Structural and Rail Division sells structural steel beams and pilings to the construction market, as well as standard‑grade and premium rail to the railroad industry. Our Engineered Bar Products Division primarily sells engineered, special-bar-quality and merchant-bar-quality rounds, round‑cornered squares, and smaller-diameter round engineered bars. Vulcan Steel Products manufactures threaded rod products, and also cold drawn and heat treated steel bar. Our Roanoke Bar Division primarily sells merchant steel products, including angles, merchant rounds, flats and channels, and reinforcing bar. Steel of West Virginia primarily sells beams, channels and specialty steel sections.

Steel Operations Segment Shipments (tons):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015

Total shipments	2,271,230	4%	2,191,204	7,039,801	10%	6,382,632
Intra-segment shipments	(65,438)		(56,836)	(216,217)		(175,347)
Steel Operations Segment Shipments	2,205,792	3%	2,134,368	6,823,584	10%	6,207,285

External shipments	2,104,219	4%	2,031,096	6,517,253	10%	5,926,152

Segment Results 2016 vs. 2015

Overall steel operations performance in the third quarter and first nine months of 2016 benefited from continued positive momentum in the sheet steel supply environment. Sheet steel import levels have declined approximately 20% during the first nine months of 2016 compared to the first nine months of 2015, amidst the duties levied pursuant to the trade case rulings from the US International Trade Commission, and customer inventory levels remained low compared to historical levels, supporting higher domestic shipments, and thus higher company steel mill utilization. Our sheet steel mill utilization rate averaged 97% for the third quarter 2016, as compared to 89% in the third quarter 2015. The domestic steel demand outlook remained relatively unchanged and steady, with the heavy equipment, agricultural and energy markets remaining weak, while automotive continues to be strong and construction continues to improve. Sheet steel selling prices dropped throughout 2015, before rebounding during the first nine months of 2016. Net sales for the steel operations increased 16% in the third quarter 2016, when compared to the same period in 2015, as a 3% increase in steel operations shipments combined with an increase of $78 per ton, or 12%, in average selling prices. Net sales for the steel operations increased 3% in the first nine months of 2016, when compared to the same period in 2015, as a 10% increase in steel operations shipments was more than offset by a decrease of $41 per ton, or 6%, in average selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost. During the third quarter 2016 and 2015, our metallic raw material costs represented 57% of our steel operations’ manufacturing costs, excluding the operations of The Techs and Vulcan, which purchase, rather than produce, the steel they further process. Our metallic raw material cost per net ton consumed in our steel operations decreased $2, or 1%, in the third quarter 2016, compared to the same period in 2015.  In the first nine months of 2016, our metallic raw material cost per net ton consumed decreased $50, or 19%, compared to the same period in 2015.

Operating income for the steel operations increased 147%, to $307.6 million, in the third quarter 2016, compared to the same period in 2015, due to increased steel shipments and overall steel operations metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed) expansion. Sheet steel metal spread expanded 37%, while long products metal spread contracted 7%. First nine months 2016 operating income increased 110%, to $712.9 million, compared to the first nine months of 2015, due to a 10% increase in steel shipments coupled with a 2% increase in overall steel operations metal spread. Sheet steel metal spread expanded 11%, while long products metal spread contracted 10%.

Metals Recycling Operations Segment

Metals Recycling Operations Segment.  Metals recycling operations include our metals recycling processing locations, and ferrous scrap procurement operations of OmniSource. OmniSource sells ferrous metals to steel mills and foundries, and nonferrous metals, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our metals recycling operations accounted for 15% and 18% of our consolidated external net sales during the third quarter of 2016 and 2015, and 15% and 19% of our consolidated external net sales during the first nine months of 2016 and 2015, respectively.

Metals Recycling Operations Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Ferrous metal (gross tons)
Total	1,243,277	(8)%	1,354,339	3,894,755	(1)%	3,945,095
Inter-company	(774,779)		(803,263)	(2,383,223)		(2,125,675)
External shipments	468,498	(15)%	551,076	1,511,532	(17)%	1,819,420

Nonferrous metals (thousands of pounds)
Total	280,107	(3)%	287,898	828,715	1%	823,240
Inter-company	(25,185)		(26,826)	(83,741)		(67,315)
External shipments	254,922	(2)%	261,072	744,974	(1)%	755,925

Segment Results 2016 vs. 2015

Metals recycling operations operating income in the third quarter 2016 of $6.2 million was 273% higher than the third quarter 2015 operating loss of $3.6 million, due to significant improvements in metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) that more than offset shipment declines in both ferrous and nonferrous metals. Net sales decreased 8% in the third quarter 2016 as compared to the same period in 2015, due primarily to decreased shipments. Ferrous metal spread increased 16%, more than offsetting an 8% decrease in ferrous shipments. Overall domestic steel mill utilization was slightly lower in the third quarter 2016 compared to the third quarter 2015, even as our own steel mill utilization improved. Ferrous shipments to our own steel mills increased to 62% of total ferrous shipments in the third quarter 2016, compared to 59% during the same period in 2015. Nonferrous scrap costs declined more than the 8% decline in average selling prices during the third quarter 2016 compared to the same period in 2015, resulting in  a 27% improvement in metal spread as nonferrous shipments declined slightly.

Operating income for the metals recycling operations in the first nine months of 2016 of $20.0 million was $19.8 million higher than the first nine months of 2015, due to our continued focus on reduction of operating costs, along with improved nonferrous metal spread. Net sales decreased 14% in the first nine months of 2016 compared to the same period in 2015, with ferrous and nonferrous pricing decreasing 13% and 15%, respectively. While ferrous and nonferrous shipments were comparable during the first nine months of 2016 as compared to the same period in 2015, metal spreads for ferrous metal were flat year over year, while nonferrous materials metal spread improved 14%.

Steel Fabrication Operations Segment

Steel fabrication operations include our eight New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 8% and 9% of our consolidated external net sales during the third quarter of 2016 and 2015, and 9% and 8% of our consolidated external net sales during the first nine months of 2016 and 2015, respectively.

Segment Results 2016 vs. 2015

The overall non-residential construction market has continued to remain strong; however, declines in selling prices coupled with increased steel input costs during the third quarter 2016 compared to the same period in 2015 resulted in metal spread (which we define as the difference between average selling prices and the cost of purchased steel) compression. Net sales for the steel fabrication operations increased $3.7 million, or 2%, during the third quarter 2016, compared to the same period in 2015, as shipments increased 11%, while average selling prices decreased $106 per ton, or 8%.  Net sales for the segment increased $39.9 million, or 8%, in the first nine months of 2016, compared to the first nine months of 2015, as shipments increased 23%, offsetting a 12% decrease in average selling prices. Our steel fabrication operations continue to leverage our national operating footprint to sustain market share, and market demand continues to be steady.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed increased by 5% in the third quarter 2016, as compared to the same period in 2015. In addition, selling prices declined 8% causing metal spread to decline 19%, resulting in a 52% decrease in operating income to $17.8 million in the third quarter 2016, as compared to $36.7 million in the same period in 2015. Segment operating income of $73.3 million in the first nine months of 2016 decreased 15%, from $85.8 million in the first nine months of 2015, as increased shipments of 23% were more than offset by an 11% decrease in metal spreads.

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

Third Quarter Consolidated Results 2016 vs. 2015

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $124.6 million during the third quarter 2016 increased 28% from $97.7 million during the third quarter 2015, representing approximately 5.9% and 5.0% of net sales, respectively. The increase in the third quarter 2016 compared to the same period in 2015 is due most notably to increased performance-based incentive compensation, including profit sharing, associated with our increased profitability.

Interest Expense, net of Capitalized Interest.  During the third quarter 2016, interest expense of $36.2 million was comparable to $37.1 million during the same period in 2015, on comparable debt levels.

Other Expense, net.  During the third quarter of 2016, net other expense was $4.4 million compared to $239,000 in the same period in 2015. The increase in 2016 was due to $4.6 million of estimated litigation settlement charges.

Income Tax Expense.  During the third quarter 2016, our income tax expense was $88.9 million at an effective income tax rate of 36.5%, as compared to $34.8 million at a comparable effective income tax rate of 37.2%, during the third quarter 2015.

First Nine Months Consolidated Results 2016 vs. 2015

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $353.0 million during the first nine months of 2016 increased 26% from $279.2 million during the first nine months of 2015, representing approximately 6.0% and 4.6% of net sales, respectively. The increase in the first nine months 2016 compared to the same period in 2015 is due most notably to increased performance-based incentive compensation, including profit sharing, associated with our increased profitability.

Interest Expense, net of Capitalized Interest.  During the first nine months of 2016, interest expense decreased $7.4 million to $109.9 million, when compared to the same period in 2015. The decrease in interest expense is due primarily to the call and prepayment of our $350.0 million 7 5/8% Senior Notes due 2020, in March 2015.

Other Expense, net.  During the first nine months of 2016, net other expense was $741,000 compared to $15.2 million in the same period in 2015, which included $16.7 million of call premium and other finance expenses associated with the March 2015 senior note call and prepayment.

Income Tax Expense.  During the first nine months of 2016, our income tax expense was $205.1 million at an effective income tax rate of 36.5%, as compared to $64.7 million at comparable effective income tax rate of 36.8%, during the first nine months of 2015.

Liquidity and Capital Resources

Capital Resources and Long‑term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our Revolver. Our liquidity at September 30, 2016, is as follows (in thousands):

Cash and equivalents	$1,051,489
Revolver availability	1,187,513
Total liquidity	$2,239,002

Our total outstanding debt remained relatively unchanged during the first nine months of 2016 at $2.6 billion. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 46.7% at September 30, 2016, compared to 49.3% at December 31, 2015.

We have a senior secured credit facility (Facility) that matures in November 2019 which provides for a $1.2 billion Revolver along with a term loan facility. Subject to certain conditions, we also have the ability to increase the combined facility size by a minimum of $750 million. The Facility contains financial and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions and enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At September 30, 2016, we had $1.2 billion of availability on the Revolver, $12.1 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve trailing months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in our Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At September 30, 2016, our interest coverage ratio and net debt leverage ratio were 7.36:1.00 and 2.01:1.00, respectively. We were, therefore, in compliance with these covenants at September 30, 2016, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $643.2 million in the first nine months of 2016. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) of $1.3 billion at September 30, 2016, was comparable to that at December 31, 2015. Increases in volumes, pricing and profitability have resulted in increased accounts receivable and inventory, which have been offset by increases in accounts payable and accrued expenses.

Capital Investments.    During the first nine months of 2016, we invested $123.2 million in property, plant and equipment, primarily within our steel operations segment, compared with $86.5 million invested during the same period in 2015. The increase in 2016 is primarily due to our Columbus Flat Roll Division’s $100 million expansion to add painted and Galvalume® capacity.

Cash Dividends.    As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 2% to $0.1400 per share in the first quarter 2016 (from $0.1375 per share in 2015), resulting in declared cash dividends of $102.3 million during the first nine months of 2016, compared to $99.8 million during the same period in 2015. We paid cash dividends of $101.6 million and $94.3 million during the first nine months of 2016 and 2015, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured credit facility and the indenture relating to our senior notes may restrict the amount of cash dividends we can pay.

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

In October 2016, the board of directors authorized a share repurchase program of up to $450 million of our common stock. Under the share repurchase program, purchases will take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions.  The share repurchase program does not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing exposure to interest rate changes are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we occasionally use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the three- and nine-month periods ended September 30, 2016 or 2015.

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

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At September 30, 2016, we had a cumulative unrealized loss associated with these financial contracts of $1.6 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Although, as noted below, a tentative settlement has been reached in the case, we have to date been involved, along with two other remaining non-settling defendant steel manufacturing companies, from an original group of eight, in a direct purchaser class action antitrust suit in federal court in Chicago, Illinois, under the caption of Standard Iron Works v Arcelor Mittal, et al.  Two other complaints, not yet settled, were brought on behalf of a purported class of indirect purchasers of steel products within the same time period. We have a pending motion to dismiss in that case. The complaints allege a conspiracy to limit output on the part of the defendants, in order to fix, raise, maintain and stabilize the price at which steel products were sold in the United States during a specified period between 2005 and 2007. The complaints seek treble damages and costs, including reasonable attorney fees, pre- and post-judgment interest and injunctive relief. In September 2015, the Court denied class certification on the issue of antitrust impact and damages, but granted class certification on the limited issue of the alleged conspiracy.

In October 2016, we announced that we have entered into an agreement to settle the direct purchaser case for a payment of $4.6 million. Preliminary approval was granted by the court on November 3, 2016, and final approval by the Court is also expected to be forthcoming. During the approval process, members of the class will be given an opportunity to opt-out of the class and retain their own individual rights.

Due to the uncertain nature of litigation, we cannot presently predict either the final outcome of the proposed settlement process, including whether there may be opt-outs from the settlement, or the outcome of the remaining indirect purchaser case.  Based on the information available at this time, however, we have determined that, apart from the proposed settlement amount in the direct case, there is not presently a “reasonable possibility” (as that term is defined in ASC 450-20-20), that the outcome of the remaining unresolved matters will have a material impact on our financial condition, results of operations, or liquidity. Although not presently necessary or appropriate to make a dollar estimate of exposure to loss, if any, in connection with these remaining matters, we may in the future determine that a further loss accrual may be necessary. Further, although we may make loss accruals, if and as warranted, any amounts that we may accrue from time to time could vary significantly from the amounts we actually pay, due to inherent uncertainties and the inherent shortcomings of the estimation process, the uncertainties involved in litigation and other factors. Additionally, an adverse result could have a material effect on our financial condition, results of operations and liquidity.

We are additionally involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

ITEM 1A.RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information normally required to be furnished, in Exhibit 95 to this Quarterly Report, pursuant to Item 4 concerning mine safety disclosure matters, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is not included in this report, as there are no applicable mine safety disclosure matters to report for the three months ended September 30, 2016. Accordingly, there is no Exhibit 95 attached to this report.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Executive Officer Certifications

31.1*Certification of Principal Executive Officer required by Item 307 of Regulation S-K as promulgated by the

Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*Certification of Principal Financial Officer required by Item 307 of Regulation S-K as promulgated by the

Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1*Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to

Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2*Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to

    Section 906 of the Sarbanes‑Oxley Act of 2002.

Other

95**Mine Safety Disclosures.

XBRL Documents

101.INS*XBRL Instance Document

101.SCH*XBRL Taxonomy Extension Schema Document

101.CAL*XBRL Taxonomy Extension Calculation Document

101.DEF*XBRL Taxonomy Definition Document

101.LAB*XBRL Taxonomy Extension Label Document

101.PRE*XBRL Taxonomy Presentation Document

_____________________________________________________________________________________________________________

*Filed concurrently herewith

**Inapplicable for purposes of this report

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2016

STEEL DYNAMICS, INC

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)