Form 10-K
period 2016-12-31
STEEL DYNAMICS INC
filed 2017-02-28
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

6
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21719

Steel Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1929476 (IRS Employer Identification No.)
7575 West Jefferson Blvd, Fort Wayne, IN (Address of principal executive offices)	46804 (Zip Code)

Registrant’s telephone number, including area code: (260) 969-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0025 par value	Nasdaq Global Select Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2016, was approximately $4,763,581,526. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 17, 2017, Registrant had outstanding 242,349,757 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to May 1, 2017, are incorporated herein by reference.

STEEL DYNAMICS, INC.

PART I

Special Note Regarding Forward‑Looking Statements

Throughout this report, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference herein or herefrom, or in press releases or oral statements made by our officers or Regulation FD authorized representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect present or  historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” or by the words “may,” “will,” or “should,” are intended to operate as “forward looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve both known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  That legislation protects such predictive and cautionary statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

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

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

•	the adverse impact of the economic slowdown, or periods of slower than anticipated economic growth, resulting in a general decrease of or stagnating demand for our products;
•	the weakening of demand for steel products within the construction, manufacturing, or other metal consuming industries;
•	conditions affecting steel or recycled metals consumption;
•

United States or foreign trade policy affecting the amount of foreign steel imported in the United States, or adverse or less than satisfactory outcomes of pending and future trade cases alleging unlawful practices in connection with steel imports;

•	cyclical changes in market supply and demand for steel and recycled metals;
•	increased price competition brought about by global steelmaking overcapacity;
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
•

the impact of, or changes in, environmental law or in the application of other legal or regulatory requirements upon our production processes or costs of production or upon those of our suppliers or customers, including actions by government agencies, such as the United States Environmental Protection Agency or related state agencies, upon our receipt of pending or future environmentally related construction or operating permits;

•

the impact of United States government or various other governmental agencies introducing laws or regulatory changes in response to the subject of climate change and greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms;

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

ITEM 1.BUSINESS

Our Company

Steel Dynamics, Inc. is one of the largest domestic steel producers and metal recyclers in the United States based on current estimated steelmaking and coating capacity of 11 million tons and actual metals recycling volumes.  The primary source of revenues are from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and fabrication and sale of steel joists and deck products.

We believe our core company values and strategic focus foster an entity-wide entrepreneurial culture which positions us well for continuing strong cash flow generation, financial strength and flexibility.  Our strategic focus is centered on the following six company pillars:

•	Safety – We are focused on providing a safe working environment for all employees. Our goal is to achieve zero incidents – no accidents, no lost workdays, no injuries.

•

Enhancing Customer Relationships and Commitment – Our customers are our most important partners.  We strive to provide outstanding products and solutions that exceed our customers’ expectations, anticipating future needs, and delivering great value.

•

Sustaining Superior Operating Culture – Success is not driven by state-of-the-art technology alone, but, more importantly, it is linked to managing the technology, and creating a culture in which to exploit it.  We foster our entrepreneurial spirit by ensuring that we have the right people for the right job – infusing our teams with energetic, positive individuals who apply their minds and ingenuity to create unparalleled success. Our performance driven compensation framework is directly relatable to the safe provision of quality products and the effective and efficient use of resources.

•

Strategic Growth, Intentional Margin Expansion and Consistency Through the Cycle – We are focused on growth opportunities, including downstream manufacturing businesses that utilize our steel products and could provide sustainable, high profit margins within our areas of expertise.  We also plan to lever our existing facilities through capital-effective organic growth, greenfield expansion, and the continued exploration of new opportunities.

•

Driving Innovation – We continually challenge the status quo, with a renewed focus on being the technology and process leader to not only exceed current customer expectations, but to meet their future needs.  We innovate to improve safety, quality, and productivity.

•

Financial Strength and Flexibility – We have a disciplined focus on remaining a low-cost, highly efficient, customer-centric company generating best-in-class financial and operating performance that drives strong cash flow generation to support our current operations and continued growth.

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

One of the Lowest Cost Steel Producers in the United States; State-of-the-Art Facilities / Continue to Maintain Low Production Costs

We are focused on continuing to maintain and enhance one of the lowest operating cost structures in the North American steel industry. Our low operating costs are primarily a result of our efficient plant designs and operations, our high productivity rate, low ongoing maintenance cost requirements and strategic locations near our customers and sources of our primary raw material, ferrous scrap.

We will continue to drive innovative ways to use our equipment, enhance our productivity and explore new technologies to further improve our unit costs of production at each of our facilities. As one of the lowest cost producers in each of our three primary operating segments, we are able to better manage through cyclical and non-cyclical downturns, and to consistently maximize our profitability. We continuously seek to maximize the variability of our cost structure and to reduce per unit and fixed costs. Our incentive compensation plans at all employee levels are based on both divisional and consolidated company performance. Performance-based incentive compensation is designed to reward high productivity and efficient and safe use of physical resources and capital employed. Additionally, leveraging our existing facilities through capital effective organic growth and diversified product offerings allows us to maximize utilization of our current cost structure.

Secure Supply of High Quality Just-in-Time Ferrous Raw Materials

We maintain a secure supply of ferrous raw material resources through the benefit of our metals recycling operations and Iron Dynamics (IDI). Ferrous materials represent the single largest raw material component of our steel operations’ manufacturing costs, at approximately 60% of such costs. During 2016, 2015, and 2014, OmniSource, our metals recycling operations, provided our steel operations with 40%, 41%, and 44%, respectively, of its ferrous scrap requirements. This represented 61%, 54%, and 48% of OmniSource’s total ferrous scrap shipments during 2016, 2015, and 2014, respectively. During 2016, 2015, and 2014, our steel operations consumed 9.9 million, 8.8 million, and 7.6 million tons, respectively, of metallic materials, of which iron units, other than scrap, represented approximately 14%, 12%, and 9% in 2016, 2015, and 2014, respectively. IDI supplies 100% of its production to the Butler Flat Roll Division, representing 65%, 66%, and 62% of their iron units in 2016, 2015, and 2014, respectively, through the transfer of liquid pig iron and hot briquetted iron, which are higher quality, energy-saving ferrous raw materials. We believe our metals recycling operations and IDI provide us with a high quality, cost effective, and secure raw material platform for effective working capital management.

Diversified Product Mix / Expanded Product Offerings

We are one of the most diversified steel companies in the United States, with very broad product offerings. We currently offer a broad range of steel products (more specifically enumerated in the Steel Operations Products and Sales by End Market later in this section), including:

Steel Operations:

Sheet Products.  Hot roll, cold roll and coated steel, including a wide variety of specialty products, such as light gauge hot roll,    galvanized, galvanneal, Galvalume®, Galfan®, and painted products.

Long Products.  Structural steel beams, pilings, and standard and premium grade rail; engineered special-bar-quality of numerous sizes and chemistries; various merchant-bar products including rounds, angles, flats, channels and reinforcing bar, and channels and specialty steel sections.

Steel Finishing. Turning, polishing, straightening, chamfering, threading, precision saw-cutting, cold draw and heat treating of bar products; and cutting to length, additional straightening, hole punching, shot blasting, welding and coating of beams, channels and specialty steel sections.

Metals Recycling Operations.  An array of both ferrous and nonferrous scrap processing, scrap management, transportation, and brokerage products and services.

Steel Fabrication Operations.  Steel joists and steel deck material, including specialty deck.

This diversified portfolio of products enables us to access a broad range of end-user markets, serve a broad customer base, and help mitigate our market exposure to any one product or end-user market. In addition, our value-added product offerings help to balance our exposure to commodity grade products supplied by other domestic steel, and to a larger extent in recent years, foreign manufacturers.

We will continue to seek additional opportunities and to collaborate with our customers to anticipate their future needs by further expanding our range of products, such as the recent $100 million expansion at our Columbus Flat Roll Division, providing 250,000 tons of annual coating capacity, including value-added painted and Galvalume®  sheet steel products, and the recent expansion at our Engineered Bar Products Division into high quality smaller-diameter SBQ bars.

Strategic Geographic Locations / Enter New Geographic Markets

The majority of our steelmaking facilities are in locations near sources of scrap materials and near our customer base, allowing us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. This also allows us to provide consistent on-time delivery to our customer base with relatively short lead times, further enhancing our customer relationships. Our coated sheet steel products are cost effectively available through our locations in Pittsburgh, Pennsylvania, Jeffersonville, Indiana and Columbus, Mississippi due to river access.  Recycled ferrous scrap and iron units represent the most significant component of our cost of steel manufacturing. We believe that our metals recycling facilities are in the regions that account for a majority of the total ferrous scrap produced in the United States. Our steel fabrication operations have a national footprint allowing us to serve the entire joist and deck domestic market and national accounts.

We may seek to enter new markets in strategic geographic locations that offer attractive growth opportunities within our areas of expertise.

Experienced Management Team and Unique Corporate Culture / Foster Entrepreneurial Culture

Our senior management team is highly experienced and has a proven track record in the steel, metals recycling, and steel fabrication industries. Management’s objectives are closely aligned with our stockholders through meaningful stock ownership positions and performance‑based compensation programs that are correlated to the company’s profitability and operational performance in relationship to its steel manufacturing peers. Our entrepreneurial culture resonates throughout each of our operating segments. We emphasize decentralized decision making, with corporate risk oversight, and have established incentive compensation programs specifically designed to reward employee teams for their efforts toward identifying innovative ways to enhance productivity, improve profitability, and control costs.

We intend to continue to foster our entrepreneurial culture and emphasize decentralized operational decision making and responsibility, while continuing to maintain appropriate corporate policy and risk oversight. We reward teamwork, innovation, and operating efficiency, and will also continue to focus on maintaining the effectiveness of our incentive‑based bonus plans that are designed to maximize overall productivity and align the interests of our management and employees with our stockholders.

Experienced Executive Management Team

Name	Age	Position
Mark D. Millett	57	Chief Executive Officer
Theresa E. Wagler	46	Executive Vice President and Chief Financial Officer
Russ B. Rinn	59	Executive Vice President Metals Recycling and
		President and COO of OmniSource Corporation
Chris A. Graham	52	Senior Vice President, Manufacturing Group
Glenn A. Pushis	51	Senior Vice President, Long Products Steel Group
Barry T. Schneider	48	Senior Vice President, Flat Roll Steel Group

Mark D. Millett, a co-founder of our company and a director since inception, was appointed our President and Chief Executive Officer effective January 1, 2012. Prior to that, from April 2011, Mr. Millett served as our President and Chief Operating Officer and, from June 2008 to April 2011, our Executive Vice President of Metals Recycling and Ferrous Resources and President and Chief Operating Officer of OmniSource Corporation. In that role, he was responsible for the company’s metallic resources platform, including all ferrous and nonferrous metals recycling operations, as well as the company’s ironmaking initiatives. In 2007 and 2008, Mr. Millett managed the company’s flat roll operations, including the Butler Flat Roll Division, Jeffersonville coating facilities and The Techs. From 1998 to 2007, Mr. Millett managed the company’s Flat Roll Division at Butler, Indiana, including the hot mill, cold mill, and coating facilities. Between 1993 and 1996, Mr. Millett was responsible for the design, construction and start-up operation of the company’s Butler, Indiana flat roll, melting and casting operations. A metallurgist by training, Mr. Millett, prior to his co-founding of Steel Dynamics, served from 1981 to 1985 as chief metallurgist for Nucor Corporation’s Darlington, South Carolina, division, charged with developing the world’s first commercially viable thin-slab-casting process as the manager of that project at Nucor’s Hazelett facility. In 1987, Mr. Millett was given the responsibility by Nucor for the design, construction, staffing, and operation of the melting and casting facility at Nucor’s world’s‑first thin-slab casting facility at Crawfordsville, Indiana. Mr. Millett holds a bachelor’s degree in metallurgy from the University of Surrey in England (1981). Mr. Millett was named Steelmaker of the Year in 2014 by the Association of Iron and Steel Technology.

Theresa E. Wagler is our Executive Vice President and Chief Financial Officer since May 2007.  She joined the Steel Dynamics corporate finance team in 1998, and has held various finance and accounting positions, including Chief Accounting Officer and Vice President and Corporate Controller, and was appointed to her current position in May 2007. She is responsible for and oversees accounting, risk management, taxation, treasury, and information technology functions, as well as, financial planning and analysis, investor relations, and corporate communications. Prior to joining Steel Dynamics, Ms. Wagler served as Assistant Corporate Controller for Fort Wayne National Bank and as a certified public accountant with Ernst & Young LLP. She graduated cum laude from Taylor University with a bachelor’s degree in accounting and systems analysis.

Russell B. Rinn is our Executive Vice President for Metals Recycling, and President and Chief Operating Officer of OmniSource Corporation since July 2011. Mr. Rinn is responsible for OmniSource’s ferrous and nonferrous metals recycling operations in the Midwest and in the Southeastern United States, as well as sourcing, marketing, trading, and logistics activities spanning the nation. OmniSource procures metal scrap, processes it, and markets these recycled metals to external customers and supplies ferrous scrap to the company’s steel mills. Prior to joining Steel Dynamics, Mr. Rinn was an Executive Vice President of Commercial Metals Company (CMC), a Texas-based mini-mill steel company. He has more than 30 years of experience in the steel and metals recycling industries. Mr. Rinn is a graduate of the Executive Program of the Stanford University Graduate School of Business and of the Management Development Program at the University of Michigan’s Business School. He holds a Bachelor’s degree in Finance, Marketing and Business Administration from Texas Lutheran University.

Chris A. Graham is our Senior Vice President, Manufacturing Group since March 2016. Since 2013, Mr. Graham served as a Vice President of Steel Dynamics and the President of its fabrication operations.  Mr. Graham is responsible for the company's fabrication operations, but with the added responsibility of the company's other downstream manufacturing facilities. He will lead the company's strategic growth in the area of adding businesses that will utilize Steel Dynamics metal products as raw material in the manufacture of other products.  Mr. Graham was part of the team that constructed the company's first steel mill in 1994.  He held various leadership positions within the company's steel group prior to moving into the fabrication operations in 2007.  He was responsible for four operating fabrication plants from 2007 to 2010, at which point he also became the team leader responsible for overseeing the restructuring and integration of three acquired fabrication facilities, and in 2014 was made responsible for the integration of the Columbus Flat Roll Division.  Mr. Graham earned a bachelor's degree in business management from Western Governors University and an MBA from the University of Saint Francis.

Glenn A. Pushis is our Senior Vice President, Long Products Steel Group since March 2016.  Since 2014, Mr. Pushis has served as a Vice President overseeing the company's Butler Flat Roll Division and six flat roll coating facilities located in Indiana and Pennsylvania.  Mr. Pushis is responsible for the company's four long product steel mills, which together have approximately 3.8 million tons of annual steelmaking capacity, producing specialized engineered bars, structural steel, railroad rail, merchant bars and other specialty steels, primarily serving the construction, transportation and industrial sectors. Mr. Pushis was also part of the team that constructed the company's first steel mill in 1994.  He held various leadership positions within the company's steel group, including the positions of General Manager for the Engineered Bar Products Division from 2003 to 2007 and more recently, the Butler Flat Roll Division from 2007 to 2014. Mr. Pushis earned a bachelor's degree in mechanical engineering from Purdue University and his MBA from Indiana University.

Barry T. Schneider is our Senior Vice President, Flat Roll Steel Group since March 2016.  Since 2014, Mr. Schneider served as a Vice President overseeing the company's Engineered Bar Products and Roanoke Bar steel divisions.  Mr. Schneider is responsible for the company's two flat roll steel mills and eleven flat roll coating lines, which together have approximately 7.2 million tons of annual capacity, producing hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll, galvanized and painted products. Mr. Schneider was also part of the team that constructed the company's first steel mill in 1994, serving in several engineering and operational roles in the melt shop during the company's first five years of operations. He was the manager of the Butler Flat Roll Division's hot strip mill and later the cold rolling and coating facilities from 2000 to 2007. Mr. Schneider then held the position of General Manager for the Engineered Bar Products Division from 2007 to 2014. Mr. Schneider earned a bachelor's degree in mechanical engineering and a master of science in engineering management from Rose-Hulman Institute of Technology.

Industry Segments

We have three reporting segments: steel operations, metals recycling operations, and steel fabrication operations.  Refer to Notes 1 and 13 in the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K for additional segment information.

Steel Operations Segment

Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and eleven downstream steel coating lines, and several processing lines, and IDI our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Our steel operations accounted for 72%, 69%, and 63% of our consolidated net sales in 2016, 2015, and 2014, respectively. We are predominantly a domestic steel company, with only 4%, 5%, and 4% of our revenues generated from exported sales during 2016, 2015, and 2014, respectively.

Our steel operations consist primarily of steelmaking and coating operations. The following chart summarizes the locations and the current estimated production capacities of our facilities:

	Steelmaking
Steel Production Capacity (tons)	Capacity	Galvanizing	Painting
Sheet Products:		(Included in Steelmaking Capacity)
Butler Flat Roll Division
Butler, Indiana	3,000,000	785,000	240,000
Jeffersonville, Indiana		370,000	190,000
Columbus Flat Roll Division – Columbus, Mississippi	3,200,000	1,100,000	250,000
The Techs – Pittsburgh, Pennsylvania*	1,005,000	1,005,000	-
Long Products:
Structural and Rail Division – Columbia City, Indiana	1,800,000	-	-
Engineered Bar Products Division – Pittsboro, Indiana	950,000	-	-
Vulcan Threaded Products Division – Pelham, Alabama**	120,000
Roanoke Bar Division – Roanoke, Virginia		-	-
Merchant Bars	500,000	-	-
Billets	150,000	-	-
Steel of West Virginia – Huntington, West Virginia	355,000	-	-
	11,080,000	3,260,000	680,000

Note: Steelmaking capacities represent manufacturing capabilities based on mill configuration and related employee support. These capacities do not represent expected volumes in a given year. In addition, estimates of mill capacity are highly dependent on the specific product mix manufactured. Each of our mills can and do roll many different types and sizes of products; therefore, our capacity estimates assume a typical product mix.

 * The Techs galvanizing capacity is included in “Steelmaking Capacity” to represent the capability to utilize sheet steel substrate to  produce galvanized sheet steel at their facilities.

** Vulcan Threaded Products bar finishing capacity is included in “Steelmaking Capacity’ to represent the capability to utilize steel long-product substrate to produce threaded rod, and cold draw and heat treat bar products at their facility.

The following chart summarizes our steel operations products and the percentage of sales tons by end market:

## Steel Operations Products and Sales by End Market

| | | Construction - Metal Building | Construction - Light Commercial & Residential | Construction - Heavy | Construction - Appliance & HVAC | Automotive | Heavy Equipment | Other Transportation, Including Rail | Agriculture | Energy | Pipe & Tube | Other Manufacturing |
|---|---|---|---|---|---|---|---|---|---|---|---|---|
| **Steel Operations Sales by End Market (based on 2016 tons shipped)** | | 9% | 16% | 7% | 4% | 15% | 2% | 8% | 2% | 2% | 8% | 27% |
| | | 36% | | | | | | | | | | |
| **Divisions and Products** | | | | | | | | | | | | |
| **Sheet Steel Products:** | | | | | | | | | | | | |
| **Butler and Columbus Flat Roll Divisions** | | ● | ● | | ● | ● | ● | ● | ● | ● | ● | ● |
| Hot Roll (HR) | HR coils and pickled and oiled HR sheet steel | | | | | | | | | | | |
| Cold Roll (CR) | CR sheet steel | | | | | | | | | | | |
| Metallic Coated | HR galvanized, CR galvanized, HR galvannealed, CR galvannealed, and Galvalume® sheet steel products | | | | | | | | | | | |
| Painted | Painted sheet steel | | | | | | | | | | | |
| **The Techs** | | ● | ● | ● | ● | ● | ● | ● | ● | ● | | ● |
| Metallic Coated | HR galvanized, CR galvanized, and Galfan® sheet steel products | | | | | | | | | | | |
| **Long Products:** | | | | | | | | | | | | |
| **Structural and Rail Division** | | | ● | ● | | | ● | ● | | ● | | ● |
| Structural Steel Beams | Wide Flange, American Standard, H-piling and Manufactured Housing Beams | | | | | | | | | | | |
| Rail | Standard strength carbon, intermediate alloy hardness, and premium rail grades | | | | | | | | | | | |
| Structural Shapes | Channels and miscellaneous channels | | | | | | | | | | | |
| **Engineered Bar Products Division** | | | ● | ● | | ● | ● | ● | ● | ● | ● | ● |
| Special-Bar-Quality<br>Merchant-Bar-Quality | Bar finishing<br>Rounds<br>Round-cornered squares | | | | | | | | | | | |
| **Vulcan Threaded Products** | Threaded bar<br>Bar finishing<br>Cold drawn and heat treated | | | | | | | | | | | |
| **Roanoke Bar Division** | | ● | ● | ● | | ● | ● | ● | ● | ● | | ● |
| Merchant Steel<br>Light Structural Shapes | Angles<br>Channels<br>Flat bars<br>Rounds, rebar, and squares | | | | | | | | | | | |
| **Steel of West Virginia** | | | ● | ● | | | ● | ● | | ● | | ● |
| Wide Flange Beams<br>Standard Beams<br>Channels<br>Specialty Steel Sections | Guardrail posts<br>Industrial lift truck components<br>Mine rail<br>Truck-trailer crossmembers<br>Merchant sections<br>Bulb flats<br>Off-highway construction equipment | | | | | | | | | | | |

SHEET STEEL PRODUCTS

Our sheet steel products, consisting of hot roll, cold roll and coated steel products are produced by our Butler and Columbus Flat Roll Divisions, and our eleven downstream coating lines. Our sheet steel operations represented 70%, 65%, and 59% of steel operations net sales in 2016, 2015, and 2014, respectively. We produced the following sheet steel at these facilities (tons):

	2016	2015	2014
Butler Flat Roll Division	3,051,000	2,695,000	3,016,000
Columbus Flat Roll Division	3,076,000	2,645,000	815,000	*
The Techs	778,000	661,000	712,000

*  Columbus Flat Roll Division acquired September 14, 2014

 The following chart summarizes the types of sheet steel products sold by sales dollars, during the respective years:

Customers. Steel processors and service centers typically act as intermediaries between primary sheet steel producers and the many end-user manufacturers that require further processing of hot roll coils. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We believe that our intermediate steel processor and service center customers will remain an integral part of our customer base. The Columbus Flat Roll Division allows us to capitalize on the industrial markets in the Southern United States and Mexico, as well as further expand our customer base in painted, and line and other pipe products. Galvanized flat roll products produced by our Butler and Columbus Flat Roll Divisions, and The Techs are similar and are sold to a similar customer base.  However, The Techs specializes in the galvanizing of specific types of flat roll steels in primarily non-automotive applications, servicing a variety of customers in the heating, ventilation and air conditioning (HVAC), construction, agriculture and consumer goods markets.  Our sheet steel operations also provide a significant portion of the sheet steel utilized in our steel fabrication operations.

The following chart summarizes the types of customers who purchased our sheet steel products, by sales dollars, during the respective years:

   * Energy, included in Pipe & Tube, represents 2% of total sheet steel sales in 2016 and 2015.

** Automotive, included in Other OEM, represents 4% and 3% of 2016 and 2015 total sheet sales, respectively.

LONG PRODUCTS

Our Structural and Rail Division is capable of producing a variety of parallel flange sections such as Wide Flange Beams, American Standard Beams, Manufactured Housing Beams, and H Piling and Channel sections for the construction, transportation and industrial machinery markets. They also produce standard strength carbon, intermediate alloy hardness, and premium grade rails in 40 to 320 feet length for the railroad industry. Our state-of-the-art heat treating system allows us to produce high quality premium rail, which has been certified by all Class I railroads. In addition, our rail-welding facility has the ability to weld (Continuous Welded Rail) in lengths up to 1,600 feet, which offers substantial savings to the railroads both in terms of initial capital cost and through reduced maintenance.  Our Structural and Rail Division produced 1.3 million, 1.2 million, and 1.3 million tons during 2016, 2015, and 2014, respectively, of which 238,000, 269,000, and 225,000 tons, respectively, was rail production.

Our Engineered Bar Products Division is capable of producing a broad array of engineered special-bar-quality (SBQ), merchant-bar-quality (MBQ), rounded-cornered squares, and smaller-diameter engineered round bars. We produced 480,000, 516,000, and 670,000 tons during 2016,  2015, and 2014, respectively, at this facility. Adjacent to this mill, we have a bar finishing facility, which provides various downstream finishing operations for our SBQ steel bars. Processing operations include turning, polishing, straightening, chamfering, precision saw-cutting and heat-treating capabilities. In addition, non-destructive testing services are available, including eddy current, flux leakage and ultrasonic inspection. On August 1, 2016, we acquired Vulcan Threaded Products, Inc. (Vulcan), which produces threaded rod product, and cold drawn and heat treated bar, creating strategic pull-through demand of special-bar-quality products provided from our Engineered Bar Products Division.

Our Roanoke Bar Division primarily sells merchant bar products, including angles, merchant rounds, flats, channels, and reinforcing bar. During 2016,  2015, and 2014, respectively, Roanoke Bar Division produced 537,000, 536,000, and 601,000 tons of billets and 405,000, 389,000, and 432,000 tons of finished steel products.

Steel of West Virginia primarily sells beams, channels and specialty steel sections, and frequently performs fabrication and finishing operations on its products, such as cutting to length, additional straightening, hole punching, shot blasting, welding and coating. Through this additional finishing, we create custom finished products that are generally placed directly into our customers’ assembly operations. We produced 289,000, 295,000, and 294,000 tons of various merchant and structural steel products at Steel of West Virginia during 2016,  2015, and 2014, respectively.

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

SBQ products are principally consumed by cold finishers, forgers, intermediate processors, OEM manufacturers, steel service centers, and distributors, as well as Vulcan Threaded Products. Our MBQ products are sold primarily to steel service centers, as well as rebar distributors, joist producers, and OEMs. Some of the excess steel billet production at the Roanoke Bar Division is sold to mills without sufficient melting capacities, including our Steel of West Virginia facility.  Our steel fabrication operations also purchase angles from Roanoke Bar Division. Steel of West Virginia’s customers are primarily OEMs producing truck trailers, industrial lift trucks, merchant products, guardrail posts, manufactured housing, mining, and off-highway construction equipment. Steel of West Virginia’s flexible manufacturing capabilities enable us to meet demand for a variety of custom-ordered and designed products. Many of these products are produced in small quantities for low volume end-uses resulting in a wide variety of customers, the largest of which are in the truck trailer and industrial lift truck industries.

Competition. The markets in which we conduct business are highly competitive with an abundance of competition in the carbon steel industry from North American and foreign integrated and mini-mill steelmaking and processing operations.  We compete in numerous industry sections, most significantly tied to the construction, automotive, and other manufacturing sectors.  In many applications within these industry sections, steel competes with other materials, such as aluminum, cement, composites, plastics, carbon fiber, glass and wood.  Some of our products are commodities, subject to their own cyclical fluctuations in supply and demand.  However, we are focused on providing a broader range of diversified value-added products that de-emphasize commodity steel. The primary competitive influences on products we sell are price, quality and value-added services.

Global steelmaking capacity exceeds global consumption of steel products.  Such excess capacity sometimes results in steel manufacturers in certain countries exporting steel at prices that are lower than prevailing domestic prices, and sometimes at or below their cost to produce.  Excessive imports of steel in the United States, such as in 2015 and 2014, intensifies price competition on the domestic steel industry which negatively affects our ability to increase our selling prices, and realize higher, margins and profitability.

IRON DYNAMICS

IDI produces liquid pig iron and hot briquetted iron (HBI) that serves as a substitute for a portion of the metallic raw material mix that goes directly into our Butler Flat Roll Division electric arc furnaces to produce steel. IDI’s primary focus is to maximize liquid pig iron production, due to the inherent economic benefits achieved at the steel mill when the material is used in the steelmaking process, such as reduced energy cost, reduced materials cost, and quicker melting cycles. During 2016 and 2015, respectively, IDI produced 255,000 and 245,000 metric tons, of which 98% was liquid pig iron.  We have used, and plan to continue to use, all of the facility’s output internally.

Metals Recycling Operations Segment

The metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout the eastern half of the United States.  In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at over 700 locations throughout North America. Our metals recycling operations accounted for 15%, 19%, and 25% of our consolidated net sales in 2016, 2015, and 2014, respectively. Our steel mills utilize a portion of the ferrous scrap processed through OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. This strategic symbiotic relationship with our own steelmaking operations provides valuable pull-through demand to OmniSource’s ferrous scrap operations. In 2016, 2015, and 2014, OmniSource supplied our steel mills with approximately 36%, 37%, and 44%, respectively, of the tons of their ferrous raw material requirements, representing approximately 61%, 54%, and 48%, respectively, of OmniSource’s 2016, 2015, and 2014, ferrous shipped tons.

OmniSource sold approximately 5.1 million gross tons of ferrous material in 2016 and 2015 and 5.6 million gross tons in 2014, and approximately 1.1 billion pounds of nonferrous material, during 2016 and 2015,  and 1.2 billion pounds in 2014.  Approximately 7%, 8% and 7% of OmniSource’s revenues were from export sales of primarily nonferrous materials during 2016, 2015 and 2014, respectively.

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
•

Scrap dealers, retail individuals, auto wreckers, demolition firms and others who provide steel and iron scrap, referred to as “obsolete” scrap. Obsolete scrap includes scrap recycled from end-of-life automobiles, appliances, railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines and represents a significant source of scrap generation.

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

We do not purchase a significant amount of scrap metal from a single source or from a limited number of major sources.  Market demand and the composition, quality, size, weight, and location of the materials are the primary factors that determine prices.

Products.    Our metals recycling operations primarily involve the purchase, processing, and resale of ferrous and nonferrous scrap metals into reusable forms and grades.  We process an array of ferrous products through a variety of methods, including sorting, shredding, shearing, cutting, torching, baling, briquetting, and breaking. Our major ferrous products include heavy melting steel, busheling, bundled scrap, shredded scrap and other scrap metal products, such as steel turnings and cast iron. These products vary in properties or attributes related to cleanness, size of individual pieces, and residual alloys. The necessary characteristics of the ferrous products are determined by the specific needs and requirements of the consumer and affect the individual product’s relative value. We process various grades of nonferrous products, including aluminum, brass, copper, stainless steel, and other nonferrous metals. Additionally, we provide transportation logistics (truck, rail, and river barge), management services, marketing, brokerage, and consulting services related to the scrap industry.

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

Competition.  Scrap is a global commodity influenced by conditions in a number of industrialized and emerging markets throughout Asia, Europe and North America. The markets for scrap metals are highly competitive, both in the purchase of raw or unprocessed scrap, and the sale of processed scrap. With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting obsolete scrap. In many cases we also purchase unprocessed scrap metal from smaller scrap dealers and other processors. Successful procurement of materials is determined primarily by the price offered by the purchaser for the raw scrap and the proximity of our processing facility to the source of the raw scrap. Both ferrous and nonferrous scrap sells as a commodity in both domestic and international markets, which are affected, sometimes significantly, by relative economic conditions, currency fluctuations, and the availability and cost of transportation. Competition for sales of processed scrap is based primarily on the price, quality, and location of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery.

We also face potential competition for sales of processed scrap from other producers of steel products, such as electric arc furnace and integrated steel mills, some of which are also vertically integrated in the scrap metals recycling business. In addition, other steel mills may compete with us in attempting to secure scrap supply through direct purchasing from our scrap suppliers. Scrap metal processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, HBI, pig iron, direct reduced iron (DRI), and other forms of processed iron. The availability and relative prices of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices and/or lower demand for our scrap products.

The industry is highly fragmented with many smaller family-owned companies, many regional scrap companies, along with a number of national and global companies, each of which has multiple locations in areas in which OmniSource also operates. No single scrap metals recycler has a significant market share in the domestic market.

Steel Fabrication Operations Segment

Our steel fabrication operations include eight New Millennium Building Systems plants that primarily serve the non-residential construction industry throughout the United States.  We have a national operating footprint that allows us to serve the entire domestic construction market, as well as national accounts, such as large retail chains.

Steel fabrication operations accounted for 9% of our consolidated net sales during 2016 and 2015 and 7% during 2014. We sold 563,000, 493,000, and 481,000 tons of joist and deck products during 2016,  2015 and 2014, respectively. Our steel operations supply a substantial portion, approximately 59%, 63% and 51% in 2016,  2015 and 2014, respectively, of the steel utilized in our steel fabrication operations, providing strategic pull-through demand.

Products:  Our steel fabrication operations produce steel building components, including steel joists, girders, trusses (six locations), and steel deck (six locations). Our joist products include bowstring, arched, scissor, double‑pitched and single‑pitched joists. Our deck products include a full range of steel roof, form, composite floor, specialty architectural, floor systems, and bridge deck.

Customers and Markets.  Our primary steel fabrication operations customers are non-residential steel fabricators. Other customers include metal building companies, general construction contractors, developers, brokers and governmental entities.  Our customers are located throughout the United States, including national accounts.  The steel joist and deck market in the United States was approximately 1.9 million tons in 2016 and 1.7 million tons in 2015 and 2014, based on trade association estimates.  Based on this information, our steel fabrication operations’ growth rate has outpaced the steel joist and deck market growth resulting in our market share of approximately 31% in 2016 and 2015 and 30% in 2014. We believe we are well positioned with our national footprint to continue to grow as the non-residential construction market continues to be strong, and we have available capacity that can be deployed as needed.

Competition.  We compete with other North American joist and steel deck producers primarily on the basis of price, quality, customer service, and proximity to the customer.  Our national footprint allows us to service the entire domestic non-residential construction market, as well as national accounts such as large retail chains, and certain specialty deck customers.

Other Operations

Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that were indefinitely idled in May 2015, and smaller joint ventures.  Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

Sources, Availability, and Cost of Steel and Other Operations’ Raw Materials

Scrap Metals. The principal raw material of our steel operations is scrap metal derived from, among other sources “home scrap,” generated internally at steel mills themselves; industrial scrap, generated as a by-product of manufacturing; and “obsolete” scrap recycled from end-of-life automobiles, appliances, railroad cars and railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines.

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

Many variables can impact ferrous scrap prices, all of which reflect the pushes and pulls of the supply demand equation. These factors include the level of domestic steel production (high quality low-residual scrap is a by-product of steel manufacturing activity), the level of exports of scrap from the United States, and the amount of obsolete scrap production. Generally, as domestic steel demand increases, so does scrap demand and resulting scrap prices. The reverse is also normally, but not always, true with scrap prices following steel prices downward when supply exceeds demand. In 2015, domestic steel mill utilization and steel pricing was negatively impacted by record levels of steel imports resulting in lower demand for scrap, forcing ferrous pricing downward throughout the year.  These excess sheet steel imports declined during 2016 with duties levied pursuant to the trade case rulings from the United States International Trade Commission, resulting in increased domestic steel mill and more so our own steel mill utilization.

The price of ferrous scrap, as a commodity, has tended to be volatile, rising and falling with supply, and not always in lock step with or in proportion to the market price of steel. In addition, domestic ferrous scrap prices generally have a strong correlation and spread to global pig iron pricing. Scrap prices declined sharply in 2015 due to domestic scrap competition, the strong United States dollar tempering scrap exports, lower steel mill utilization rates resulting from excessive steel imports, and decreasing global pig iron prices. In 2016, scrap prices improved as mill utilization rates increased with the lower level of steel imports.  When scrap prices greatly accelerate, this challenges one of the principal elements of an electric arc furnace based steel mill’s traditional lower cost structure—the cost of its metallic raw material.

The following table provides pricing per gross ton from American Metal Market (AMM) and Ryan’s Notes (Pig Iron) estimates for ferrous materials used in steel production:

Iron Units. In addition to scrap, DRI, HBI, pig iron, and iron nuggets are used in our electric arc furnace steel mill production. During 2016,  2015 and 2014, we consumed 9.9 million, 8.8 million and 7.6 million tons, respectively, of metallic materials in our steelmaking furnaces, of which, iron units other than scrap, represented approximately 14%, 12% and 9% of the tons in 2016, 2015 and 2014, respectively. Of these iron substitute units consumed, our IDI operations supplies 100% of its production to the Butler Flat Roll Division mill, representing 65%, 66% and 62% of their iron units in 2016, 2015 and 2014, respectively.

Energy Resources

Electricity.  Electricity is a significant input required in the electric arc furnaces in our steelmaking operations (excluding The Techs and Vulcan), representing 7%, 6% and 5% of steel production costs of goods sold in 2016,  2015 and 2014, respectively. We have entered into a fixed price interruptible electricity supply agreement that extends through December 31, 2017, for the Butler Flat Roll Division. The contract allows our supplier to interrupt service in the event of an emergency or in response to various market conditions. Columbus Flat Roll Division, Roanoke Bar Division and Steel of West Virginia have each entered into fixed price contracts, while our Engineered Bar Products Division has a combination of fixed pricing and market pricing for the various components of the electrical services (demand charge, energy charge, riders, etc.). Our Structural and Rail Division purchases electricity at current market prices and through forward contracts at fixed prices.

Patents and Trademarks

We currently do not own any material patents or patent applications for technologies that are in use in our production processes. We have seven major registered trademarks, as follows:

•	the mark “SDI” and a chevron alone;
•	the mark “SDI” and a chevron and “Steel Dynamics, Inc.” to the right of the chevron;
•	the mark “SDI” and a chevron and “Steel Dynamics” to the right of the chevron;
•	the mark “OmniSource Corporation” with the circle logo design;
•	the slogan “The Best in Metals Recycling”;
•	the mark “The Techs”;
•	the mark “New Millennium Building Systems, LLC”; and

Research and Development

Our research and development activities have consisted of efforts to expand, develop and improve our products and operating processes, and our efforts to develop and improve alternative ironmaking technologies through IDI and, prior to idling, our Minnesota ironmaking operations. Most of these research and development efforts have been conducted in-house by our employees.

Environmental Matters

Our operations are subject to substantial and evolving local, state, and federal environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water and to sewer systems, and the generation, handling, storage, transportation, treatment and disposal of solid and hazardous wastes. Our manufacturing operations are dependent upon permits regulating discharges into the air or into the water or the use and handling of by-products in order to operate our facilities. We dedicate considerable resources aimed at achieving compliance with federal and state laws concerning the environment.  While we do not currently believe that our future compliance efforts with such provisions will have a material adverse effect on our results of operations, cash flows or financial condition, this is subject to change in the evolving regulatory environment in which we operate.

Since the level of enforcement of environmental laws and regulations, or the nature of those laws that may be enacted from time to time are subject to changing social or political pressures, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The cost of current and future environmental compliance may also place United States steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations.

Pursuant to the Resource Conservation and Recovery Act, or RCRA, which governs the treatment, handling and disposal of solid and hazardous wastes, the United States Environmental Protection Agency, or United States EPA, and authorized state environmental agencies may conduct inspections to identify areas where there may have been releases of solid or hazardous constituents into the environment and require the facilities to take corrective action to remediate any such releases. RCRA also allows citizens to bring certain suits against regulated facilities for potential damages and cleanup. Our steelmaking and certain other facilities generate wastes subject to RCRA. Our manufacturing operations produce various by-products, some of which, for example electric arc furnace or EAF dust, are categorized as solid or hazardous waste, requiring special handling for disposal or for the recovery of metallics. We collect such by-products in pollution controlled equipment, such as baghouses, and either recycle or dispose of these by-products. While we cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action at these facilities, the costs of which could be substantial.

Under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the United States EPA and, in some instances, private parties have the authority to impose joint and several liability for the remediation of contaminated properties upon generators of waste, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. Many states have statutes and regulatory authorities similar to CERCLA and to the United States EPA. We have a number of material handling agreements with various contractors to properly dispose of or recycle our electric arc furnace dust and certain other by-products of our operations. However, we cannot assure that, even if there has been no fault by us, we may not still be cited as a waste generator by reason of an environmental cleanup at a site to which our by-products were transported.

The Clean Water Act and similar state laws apply to aspects of our operations and impose regulatory burdens related to the discharge of wastewater, storm water and dredged or fill material.  United States EPA, states and, in certain instances, private parties have the ability to bring suit alleging violations and seeking penalties and damages.  The Clean Water Act’s provisions can require new or expanded water treatment investments to be made and can limit or even prohibit certain current or planned activities at our operations.

The Clean Air Act and analogous state laws require many of our facilities to obtain and maintain air permits in order to operate.  Air permits can impose new or expanded obligations to limit or prevent current or future emissions and to add costly pollution control equipment.  Enforcement can be brought by the United States EPA, the states, and in certain instances private parties, and can result in penalties and injunctive relief.

In addition, there are a number of other environmental, health and safety laws and regulations that apply to our facilities and may affect our operations. By way of example and not of limitation, certain portions of the federal Toxic Substances Control Act, Oil Pollution Act, Safe Drinking Water Act and Emergency Planning and Community Right-to-Know Act, as well as state and local laws and regulations implemented by the regulatory agencies, apply to aspects of our facilities’ operations. Many of these laws allow both the governments and citizens to bring certain suits against regulated facilities for alleged environmental violations. Finally, any steelmaking and metals recycling company could be subject to certain toxic tort suits brought by citizens or other third parties alleging causes of action such as nuisance, negligence, trespass, infliction of emotional distress, or other claims alleging personal injury or property damage.

Employees

We emphasize decentralized decision making and responsibility and have established performance-based incentive compensation programs specifically designed to enhance productivity, improve profitability, control costs and foster innovation. Our work force consisted of approximately 7,695 full time employees at December 31, 2016, of which approximately 9% were represented by collective bargaining agreements. The largest group of unionized employees is at Steel of West Virginia.   The remaining unionized employees are located in five different OmniSource metals recycling locations, each of which has its own agreement.  We believe that our relationship with our employees is good.

Available Information

Our internet website address is www.steeldynamics.com. We make available on our internet website, under “Investors,” free of charge, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, our Code of Business Conduct and Ethics, and any amendments thereto or waivers thereof, as well as our Audit, Compensation and Nominating and Corporate Governance Committee Charters. We do not intend to incorporate the contents of our or any other website into this report.

ITEM 1A.    RISK FACTORS

        Many factors could have an effect on our financial condition, cash flows and results of operations. We are subject to various risks resulting from changing economic, environmental, political, industry, business and financial conditions. The factors described below represent our principal risks.

Risks Related to our Industry

Our industry is affected by domestic and global economic factors including periods of slower than anticipated economic growth and the risk of a new recession.

        Our financial results are substantially dependent not only upon overall economic conditions in the United States and globally, including Europe and in Asia, but also as they may affect one or more of the industries upon which we depend for the sale of our products. Recent global actions, such as the new United States political administration, the United Kingdom referendum to exit the European Union, and the possibility of domestic and international trade restrictions, could result in changing economic conditions in the United States and globally, the effects of which are not known at this time.  Additionally, periods of slower than anticipated economic growth, such as the slow and uneven recovery from the recent recession, could reduce customer confidence and adversely affect demand for our products and further adversely affect our business. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during periods of economic downturn or continued uncertainty, including the pace of domestic non-residential construction activity.

        Our business is also dependent upon certain industries, such as construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets, and these industries are also cyclical in nature. Therefore, these industries may experience their own fluctuations in demand for our products based on such things as economic conditions, energy prices, consumer demand and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of volatility in our industry or in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If our industry or the industries we serve were to suffer a downturn, then our business may be adversely affected.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and some of the industries we serve.

        The steel manufacturing business is cyclical in nature, and the selling price of the steel we make may fluctuate significantly due to many factors beyond our control. Furthermore, a number of our products are commodities, subject to their own cyclical fluctuations in supply and demand in both metal consuming and metal generating industries, including the construction and manufacturing industries. The timing, magnitude and duration of these cycles and the resulting price fluctuations are difficult to predict. The sale of our manufactured steel products is directly affected by demand for our products in other cyclical industries, such as construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Economic difficulties, stagnant global economies, supply/demand imbalances and currency fluctuations in the United States or globally could decrease the demand for our products or increase the amount of imports of steel into the United States, which could decrease our sales, margins and profitability.

The scrap metal recycling industry has historically been, and is expected to remain, highly cyclical and this could have a material adverse effect on our metals recycling operations' results.

        Scrap metal prices have become increasingly volatile, and operating results within the metals recycling industry in general have historically been cyclical, and are expected to remain highly cyclical in nature. Similarly, but not necessarily paralleling the price fluctuations in the steel business, the purchase prices for automobile bodies and various other grades of obsolete and industrial scrap, as well as the selling prices for processed and recycled scrap metals we utilize in our own manufacturing process, or which we resell to others through our metals recycling operations, are also highly volatile. During periods of excess domestic supply or increased imports, scrap metal prices may become or remain depressed and adversely affect the sales, profitability and margins of our scrap business. As a metals recycler, we may attempt to respond to changing recycled metal selling prices by adjusting the scrap metal purchase prices we pay to others, but our ability to do this may be limited by competitive or other factors during periods of low scrap prices, when inbound scrap flow may slow considerably, as scrap generators hold on to their scrap in hopes of getting higher prices later. As such, a prolonged period of low scrap prices could reduce our ability to obtain, process, and sell recycled materials, and this could adversely affect our metals recycling operations' results. Conversely, periodic increased foreign demand for scrap can result in an outflow of available domestic scrap, as well as resulting higher scrap prices domestically that cannot always be passed on to domestic scrap consumers, thereby further reducing available domestic scrap flows and scrap margins, all of which could adversely affect our sales and profitability of our scrap business. Additionally during periods of high demand and resulting higher scrap prices, ferrous scrap consumers may seek and develop ferrous scrap alternatives, including pig iron and DRI. The availability and pricing of these scrap alternatives in the domestic market may have a longer term impact on scrap pricing, particularly in prime grades, which could adversely affect our sales, profitability and margins.

Global steelmaking overcapacity and imports of steel into the United States have adversely affected, and may again adversely affect, United States steel prices, which could impact our sales, margins and profitability.

        Global steelmaking capacity currently exceeds global consumption of steel products. Such excess capacity sometimes results in steel manufacturers in certain countries exporting steel at prices that are lower than prevailing domestic prices, and sometimes at or below their cost of production. Excessive imports of steel into the United States, such as in recent years, have exerted, and may continue to exert, downward pressure on United States steel prices which negatively affects our ability to increase our sales, margins, and profitability. Furthermore anticipated additional domestic steel capacity could increase this global overcapacity.  This, in turn, may also adversely impact domestic demand for ferrous scrap and our ferrous metallics margins.  United States steel producers compete with many foreign producers, including those in China, Vietnam and other Asian and European countries. Competition from foreign producers is typically strong and is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries. A higher volume of steel exports to the United States tend to occur at depressed prices when steel producing countries experience periods of economic difficulty, decreased demand for steel products or excess capacity.

        The global steelmaking overcapacity is exacerbated by Chinese steel production capacity that far exceeds that country’s current demand and has made China a major global exporter of steel. This combination of a slowdown in China's economic growth and steel consumption coupled with its own expansion of steelmaking capacity has resulted in a weakening of global steel pricing. Moreover, many Asian and European steel producers whose steel output previously fed China's steel import needs could redirect their steel into the United States market through increased steel imports, causing a further erosion of margins or negatively impacting our ability to increase our prices.

        In addition, we believe the downward pressure on, and periodically depressed levels of United States steel prices in recent years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are sometimes influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. However, while some tariffs and quotas have recently been put into effect for certain steel products imported from a number of countries that have been found to have been unfairly pricing steel imports to the United States, there is no assurance that already imposed tariffs and quotas will remain in place or that new ones, even if justified, will be levied and even when imposed many of these are only short-lived. When such tariffs or duties expire or if others are further relaxed or repealed, or if relatively higher United States steel prices make it attractive for foreign steelmakers to export their steel products to the United States, despite the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could create downward pressure on United States steel prices.

The continued global economic slowdown and the difficult conditions in the global industrial, capital and credit markets that have resulted, have adversely affected and may continue to adversely affect our industry, as well as the industries of many of our customers and suppliers upon whom we are dependent.

        Many of the markets in which our customers participate, such as construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets, are cyclical in nature and experience significant fluctuations in demand for our steel products based on economic conditions, consumer demand, raw material and energy costs, and decisions by our government to fund or not fund infrastructure projects such as highways, bridges, schools, energy plants, railroads and transportation facilities. Many of these factors are beyond our control. These markets are highly competitive, to a large extent driven by end-use markets, and may experience overcapacity, all of which may affect demand for and pricing of our products.

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

        Steel producers require large amounts of raw materials, including scrap metal and scrap substitute products such as pig iron, pelletized iron and other supplies such as graphite electrodes and ferroalloys. Our principal raw material is scrap metal derived primarily from junked automobiles, industrial scrap, railroad cars, railroad track materials, agricultural machinery and demolition scrap from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by United States and international steel producers, freight costs and speculation. The prices for scrap have varied significantly, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. Moreover, some of our integrated steel producer competitors are not as dependent as we are on scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, give them a raw material cost advantage over mini-mills. While our vertical integration into the metals recycling business, through our OmniSource operations, and into the ironmaking business, through our IDI facility, should enable us to continue being a cost-effective supplier to our own steelmaking operations, for some of our metallics requirements, we will still need to rely on other metallics and raw material suppliers, as well as upon general industry supply conditions for the balance of our needs.

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

        Steel producers like us consume large amounts of energy, inasmuch as mini-mills melt ferrous scrap in electric arc furnaces and use natural gas to reheat steel or steel billets for rolling into finished products. We rely on third parties for the supply of energy resources we consume in our steelmaking activities. The prices for and availability of electricity, natural gas, oil and other energy resources are also subject to volatile market conditions, often affected by weather conditions as well as political and economic factors beyond our control. As large consumers of electricity and gas, we must have dependable delivery in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged blackouts or brownouts or disruptions caused by natural disasters or by political considerations would substantially disrupt our production. In addition, a significant portion of our finished steel products are delivered by truck. Unforeseen fluctuations in the price of fuel attributable to fluctuations in crude oil prices would also have a negative impact on our costs or on the costs of many of our customers. In addition, changes in certain environmental regulations in the United States, including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions legislation could substantially increase the cost of manufacturing and raw materials, such as energy, to us and other United States steel producers.

Fluctuations in the value of the United States dollar relative to other currencies may adversely affect our business.

        Fluctuations in the value of the dollar can be expected to affect our business. A strong United States dollar, such as recently, makes imported products less expensive, potentially resulting in more imports of steel products into the United States by our foreign competitors, while a weak United States dollar may have the opposite impact on imports.

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

        Our manufacturing and metals recycling operations produce significant amounts of by-products, some of which are handled as solid or hazardous waste. For example, our mills generate electric arc furnace (EAF) dust, which the United States Environmental Protection Agency (United States EPA) and other regulatory authorities classify as hazardous waste and regulate accordingly.

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

        CERCLA enables the United States EPA, state agencies and certain private parties to recover from owners, operators, generators and transporters the cost of investigation and cleanup of sites at which hazardous substances were disposed. In connection with CERCLA and analogous state laws, we may be required to clean up contamination discovered at our sites including contamination that may have been caused by former owners or operators of the sites, to conduct additional cleanup at sites that have already had some cleanup performed, and/or to perform cleanup with regard to sites formerly used in connection with our operations.

        In addition, we may be required to pay for, or to pay a portion of, the costs of cleanup at sites to which we sent materials for disposal or recycling, notwithstanding that the original disposal or recycling activity may have complied with all regulatory requirements then in effect. Pursuant to CERCLA, a party can be held jointly and severally liable for all of the cleanup costs associated with a disposal site. In practice, a liable party often splits the costs of cleanup with other potentially responsible parties. We have received notices from the United States EPA, state agencies and third parties that we have been identified as potentially responsible for the cost of investigating and cleaning up a number of disposal sites. In most cases, many other parties are also named as potentially responsible parties.

        Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because the United States EPA and state agencies are still discovering sites that pose a threat to public health or the environment, we can provide no assurance that we will not become liable for significant costs associated with investigation and remediation of CERCLA cleanup sites.

        CERCLA, including the Superfund Recycling Equity Act of 1999, limits the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to a number of limitations and may be found not to apply to all instances of recycling activity that we conduct.

Increased regulation associated with climate change and greenhouse gas emissions (GHG) could impose significant additional costs on both our steelmaking and metals recycling operations.

        The United States government or various governmental agencies may introduce additional regulatory changes in response to the potential impacts of climate change. International treaties or agreements may also result in increasing regulation of GHG emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and greenhouse gas, or GHG emissions, could impose significant costs on our steelmaking and metals recycling operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. Any adopted future climate change and greenhouse regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations.

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

        The global markets in which steel companies and scrap processors conduct business are highly competitive and became even more so due to continued global economic slowdown and consolidations in the steel and scrap industries. Additionally, in many applications, steel competes with other materials, such as aluminum, cement, composites, plastics, carbon fiber, glass and wood.  Increased use of alternative materials could decrease demand for steel and combined with increased competition could cause us to lose market share, increase expenditures or reduce pricing, any one of which could have a material adverse effect on our business, financial condition, results of operations or prospects. The global steel industry suffers from overcapacity, and that excess capacity intensifies price competition in some of our products. A decrease in the global demand for steel scrap, due to market or other conditions, generally causes a decrease in the price of scrap metals. A decrease in price could result in some scrap generators exiting the marketplace which could further decrease the availability of scrap. This shortage in availability of scrap could have a material adverse effect on both our steelmaking and our metals recycling operations and thus on our business, financial condition, results of operations or prospects.

We are subject to significant risks relating to changes in commodity prices and may not be able to effectively protect against these risks.

        We are exposed to commodity price risk during periods where we hold scrap metal inventory for processing or resale. Prices of commodities, including scrap, can be volatile due to numerous factors beyond our control. In an increasing price environment for raw materials, competitive conditions may limit our ability to pass on price increases to our consumers. In a decreasing price environment for processed scrap, we may not have the ability to fully recoup the cost of raw materials that we procure, process, and sell to our customers. In addition, new entrants into the market areas we serve could result in higher purchase prices for raw materials and lower margins from our scrap. We have not hedged positions in certain commodities where futures markets are not well established. Thus, our sales and inventory position will be vulnerable to adverse changes in commodity prices, which could materially adversely impact our operating and financial performance.

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

Occasionally, assumptions that we have made regarding products or businesses we have acquired or sought to develop about the sustainability of markets we sought to exploit, or about industry conditions that underlay our decisionmaking when we elected to capitalize a venture turn out differently than anticipated.  In such instances, the fair value of such assets may fall below their carrying value recorded on our balance sheet.

Accordingly, we periodically test goodwill, intangible assets and long-lived assets to determine whether their estimated fair value is in fact less than their value recorded on our balance sheet.  If we determine that the fair value of any of these assets, from whatever cause, is less than the value recorded on our balance sheet, we are required to incur non-cash asset impairment charges, such as those recorded in current and past years, that adversely affect our results of operations. There can be no assurances that continued market dynamics or other factors may not result in future impairment charges.

We are subject to litigation and legal compliance risks which could adversely affect our financial condition, results of operations and liquidity.

We recently entered into settlement agreements in connection with a long-standing class action antitrust lawsuit, Standard Iron Works v Arcelor Mittal, et al, brought against us and others in Chicago federal court in 2008, by both direct and indirect purchasers of steel products, alleging a price fixing conspiracy to limit the output of steel.  The settlements recorded in 2016, are awaiting final court approval, involved the aggregate payment into escrow of approximately $5.6 million in early 2017.

        We are additionally involved from time to time in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which at the present time are expected to have a material impact on our financial conditions, results of operations or liquidity. For additional information regarding legal proceedings please refer to Item 3. Legal Proceedings.

In addition to risks associated with our environmental and other regulatory compliance, our international operations are subject to complex foreign and United States laws and regulations, including the Foreign Corrupt Practices Act, regulations related to import-export controls, the Office of Foreign Assets Control, and other laws and regulations, each of which may increase our cost of doing business and expose us to increased risk.

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

        Due to a significant and sustained decline in global pig iron pricing, which resulted in the cost of iron nugget production being higher than product selling values, we indefinitely idled our Minnesota ironmaking operations in May 2015. We incurred approximately $34.8 million (inclusive of noncontrolling interest of $5.1 million) of expenses related to the idling, including $21.0 million of non-cash inventory valuation adjustments in the second quarter of 2015. We continue to incur minor ongoing carrying costs related to these idled facilities and, should we in the future resume production, we would incur further costs related to preparing the Minnesota ironmaking operations for operation, performing any required repairs and maintenance, and training employees.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The following table describes our more significant properties as of December 31, 2016. These properties are owned by us and not subject to any significant encumbrances, or are leased by us. We believe these properties are suitable and adequate for our current operations and are appropriately utilized. For additional information regarding our facilities please refer to Item 1. Business.

			Site	Site
			Acreage	Acreage
Operations	Location	Description	Owned	Leased
Steel Operations Segment *
Butler Flat Roll Division:
Butler Operations	Butler, IN	Flat Roll Steel Mill and Coating Facility	1,082	—
Jeffersonville Operations	Jeffersonville, IN	Flat Roll Steel Coating Facility	27	10
Columbus Flat Roll Division	Columbus, MS	Flat Roll Steel Mill and Coating Facility	277	1,422
The Techs	Pittsburgh, PA	Flat Roll Steel Coating Facilities	16	2
Structural and Rail Division	Columbia City, IN	Structural and Rail Steel Mill	699	—
Engineered Bar Division	Pittsboro, IN	Engineered Bar Steel Mill and Finishing Facility	285	—
Vulcan Threaded Products	Pelham, AL	Bar Steel Processing Facility	29	—
Roanoke Bar Division	Roanoke, VA	Merchant Bar Steel Mill	290	—
Steel of West Virginia	Huntington, WV	Specialty Shapes Steel Mill and Finishing Facility	49	6
Steel of West Virginia	Wurtland, KY		28	—
Steel of West Virginia	Memphis, TN		4	—
Iron Dynamics	Butler, IN	Liquid Ironmaking Facility	25	—
Metals Recycling Operations Segment
OmniSource:
Alabama	Birmingham, AL	Ferrous and Nonferrous Scrap Processing	—	5
Indiana	Multiple Cities	Ferrous and Nonferrous Scrap Processing	484	28
Michigan	Multiple Cities	Ferrous and Nonferrous Scrap Processing	189	—
North Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	352	—
Ohio	Multiple Cities	Ferrous and Nonferrous Scrap Processing	212	21
South Carolina	Greenville, SC	Ferrous and Nonferrous Scrap Processing	13	—
Tennessee	Johnson City, TN	Ferrous and Nonferrous Scrap Processing	33	—
Virginia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	196	—
Steel Fabrication Operations Segment
New Millennium Building Systems:
Joist and Deck Operations	Butler, IN	Steel Joist and Deck Fabrication Facility	95	—
Joist Operations	Fallon, NV	Steel Joist Fabrication Facility	53	—
Joist and Deck Operations	Hope, AR	Steel Joist and Deck Fabrication Facility	72	—
Joist Operations	Juarez, MX	Steel Joist Fabrication Facility	17	—
Joist and Deck Operations	Lake City, FL	Steel Joist and Deck Fabrication Facility	75	—
Deck Operations	Memphis, TN	Deck Fabrication Facility	19	—
Deck Operations	Phoenix, AZ	Deck Fabrication Facility	—	3
Joist and Deck Operations	Salem, VA	Steel Joist and Deck Fabrication Facility	62	—
Other Operations
Corporate Headquarters	Fort Wayne, IN	Office Building (116,000 square feet)	20	—
SDI LaFarga, LLC	New Haven, IN	Copper Wire Rod Facility	35	—
Mesabi Nugget	Hoyt Lakes, MN	Ironmaking Facility – Idled May 2015	**	**
Mesabi Mining	Hoyt Lakes, MN	Iron Ore Concentration and Grinding (Mining	**	**
		not developed) – Idled May 2015
Mining Resources	Chisholm, MN	Iron Ore Tailings Mining – Idled May 2015	***	***

*       For 2016, our steel mill production utilization was 87% of our estimated annual steelmaking capability, as compared to domestic raw steel capability utilization of 71% according to AISI data.

**    The Mesabi Nugget and Mesabi Mining properties are located at the site of an open pit taconite mine on the Mesabi Iron Range near Hoyt Lakes, Minnesota.  The site encompasses 7,981 acres of land owned outright by us (including mineral and surface rights) and land for which we acquired leasehold interests (including 774 acres of mineral and 624 acres of surface rights).  The properties were purchased from Cleveland Cliffs, Inc. and were formerly operated by LTV Corporation.

***  Mining Resources has leases for iron-bearing materials on 916 acres of iron tailings basins located in Chisholm, Minnesota.

ITEM 3.LEGAL PROCEEDINGS

In connection with the Standard Iron Works v Arcelor Mittal, et al class action antitrust litigation originally involving two class action complaints (a so-called “direct purchaser” case and a so-called “indirect purchaser” case), alleging an antitrust conspiracy to limit steel output in the United States and pending since 2008 in federal court in Chicago, settlement agreements have been entered into in both cases, one of which (the direct case) has received final court approval, the other of which (the indirect case) is awaiting final court approval. The October 2016 direct purchaser settlement involved a November 2016 payment of $4.6 million with only two relatively small class members opting out of the settlement. The indirect purchaser case has been settled for $990,000, which has been paid into escrow in 2017, and is pending court approval.  Until final settlement approval, the settlement remains preliminary.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, all $503,000 of which have been recorded in our financial statements as of December 31, 2016.

We are also involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

ITEM 4.MINE SAFETY DISCLOSURES

Information required to be furnished pursuant to Item 4 concerning mine safety disclosure matters, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is included in Exhibit 95 to this annual report.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Form 10-K. Our common stock trades on The NASDAQ Global Select Stock Market under the symbol STLD.  The reported high and low “intra-day” sales prices of our common stock and our dividend information for the two most recent fiscal years are set forth in the following table (in dollars):

	Common Stock
	Market Price		Dividends
	High	Low	Declared
2016
First Quarter	$22.92	$15.32	$0.1400
Second Quarter	26.99	21.57	0.1400
Third Quarter	28.01	22.79	0.1400
Fourth Quarter	40.17	23.34	0.1400

2015
First Quarter	$20.94	$16.51	$0.1375
Second Quarter	23.17	19.50	0.1375
Third Quarter	21.73	16.52	0.1375
Fourth Quarter	19.71	16.23	0.1375

As of February 17, 2017, we had 242,349,757 shares of common stock outstanding and held beneficially by approximately 21,900 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,480) is not representative of the number of beneficial holders.

We declared our first quarterly cash dividend during July 2004 and continued quarterly dividends throughout 2016. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future will be at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our senior secured credit facility and the indentures relating to our senior notes restrict the amount of cash dividends we can pay.

Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands) (1)

Quarter ended December 31, 2016

October 18-31	-	$-	-	$450,000
November 1-30	-	-	-	450,000
December 1 - 31	732,260	34.19	732,260	424,966
	732,260		732,260

(1)

On October 18, 2016, we announced that our board of directors had authorized a share repurchase program of up to $450.0 million of our common stock. Our board of directors cancelled the previously authorized program with respect to which no shares had been repurchased for a number of years.

Total Return Graph

ITEM 6.SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial and operating data of Steel Dynamics, Inc. The selected consolidated operating, other financial and balance sheet data, as of and for each of the years in the five-year period ended December 31, 2016, were derived from our audited consolidated financial statements. You should read the following data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

You should also read the following information in conjunction with the data in the table on the following page:

•

In the fourth quarter of 2016, we recorded non-cash asset impairment charges associated with the company’s Minnesota ironmaking operations and certain OmniSource assets, which reduced 2016 operating and pretax income by $132.8 million, net income by $89.5 million, net income attributable to Steel Dynamics, Inc. by $76.4 million, and basic and diluted earnings per share by $0.31.

•

In the fourth quarter of 2015, we recorded pretax non-cash asset impairment charges related to goodwill, trade name and certain other assets associated with OmniSource, which reduced 2015 operating income by $428.5 million, and net income and net income attributable to Steel Dynamics, Inc. by $268.7 million, and basic and diluted earnings per share by $1.11.

•

In the fourth quarter 2014, we recorded a non-cash asset impairment charge associated with the company’s Minnesota ironmaking operations, which reduced 2014 operating and pretax income by $260.0 million, net income by $179.1 million, net income attributable to Steel Dynamics, Inc. by $132.6 million, and basic and diluted earnings per share by $0.55.

•

On September 16, 2014, we completed the acquisition of Severstal Columbus, LLC (Columbus Flat Roll Division). Located in northeast Mississippi, Columbus Flat Roll Division is one of the newest and most technologically advanced sheet steel electric arc furnace mills in North America. Columbus Flat Roll Division operations are reflected in our steel operations from the date of acquisition.

•

For purposes of calculating our “ratio of earnings to fixed charges”, earnings consist of earnings from continuing operations before income taxes, extraordinary items and before adjustments for noncontrolling interests, adjusted for the portion of fixed charges deducted from these earnings, plus amortization of capitalized interest (adjusted earnings (losses)). Fixed charges consist of interest on all indebtedness, including capitalized interest, and amortization of debt issuance costs.

•

Adjusted earnings in 2016 of $717.0 million include the $132.8 million of pretax non-cash asset impairment charges related to our Minnesota ironmaking and OmniSource operations as noted above.  Without the impact of these non-cash asset impairment charges, 2016 would reflect adjusted earnings of $849.8 million, and a ratio of earnings to fixed charges of 5.72x.

•

Adjusted losses in 2015 of ($81.0) million are not sufficient to cover fixed charges of $154.4 million, by $235.4 million. Adjusted losses in 2015 of ($81.0) million include the $428.5 million of pretax non-cash asset impairment charges related to OmniSource as noted above. Without the impact of these non-cash asset impairment charges, 2015 would reflect adjusted earnings of $347.5 million and a ratio of earnings to fixed charges of 2.20x.

•

Adjusted earnings in 2014 of $309.3 million include the $260.0 million of pretax non-cash asset impairment charges related to our Minnesota ironmaking operations as noted above. Without the impact of these non-cash asset impairment charges, 2014 would reflect adjusted earnings of $569.3 million, and a ratio of earnings to fixed charges of 4.07x.

•

For purposes of calculating our “operational working capital” for all periods presented, we consider amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt as reported on our consolidated balance sheets.

	Years Ended December 31,
	2016	2015	2014	2013	2012

	(dollars and shares in thousands, except per share data)
Operating data:
Net sales	$7,777,109	$7,594,411	$8,755,952	$7,372,924	$7,290,234
Gross profit	1,334,864	731,718	966,211	719,144	719,898
Operating income (loss)	727,966	(72,784)	320,320	386,525	391,165
Asset impairment charges reflected in operating income (loss)	(132,839)	(428,500)	(260,000)	(308)	(8,250)
Net income (loss)	360,006	(145,170)	91,650	163,516	142,281
Net income (loss) attributable to Steel Dynamics, Inc.	382,115	(130,311)	157,024	189,314	163,551
Basic earnings (loss) per share	$1.57	$(0.54)	$0.68	$0.86	$0.75
Weighted average common shares outstanding	243,576	242,017	232,547	220,916	219,159
Diluted earnings (loss) per share	$1.56	$(0.54)	$0.67	$0.83	$0.73
Weighted average common shares and share
equivalents outstanding	245,298	242,017	242,078	238,996	236,624
Dividends declared per share	$0.56	$0.55	$0.46	$0.44	$0.40

Other financial data:
Capital expenditures	$198,160	$114,501	$111,785	$186,843	$223,525
Ratio of earnings (losses) to fixed charges	4.83x	Note–prior page	2.21x	3.00x	2.31x
Ratio of earnings, excluding asset impairment charges,
to fixed charges	5.72x	2.2x	4.07x	3.01x	2.36x

Other data:
Shipments:
Steel operations segment (net tons)	9,245,946	8,328,150	7,358,366	6,119,884	5,832,776

Metals recycling operations segment
Ferrous metals (gross tons)	5,070,380	5,139,506	5,566,238	5,505,995	5,647,058
Nonferrous metals (thousands of pounds)	1,103,505	1,082,777	1,173,771	1,052,494	1,051,333

Steel fabrication operations segment (net tons)	562,725	492,875	480,509	366,676	295,161

Steel operations segment production (net tons)	9,503,465	8,528,885	7,376,657	6,266,507	5,884,775

Shares outstanding (in thousands)	243,785	243,090	241,449	222,867	219,523
Number of employees	7,695	7,510	7,780	6,870	6,670

Balance sheet data:
Cash and equivalents, and short-term commercial paper	$841,483	$727,032	$361,363	$395,156	$407,437
Operational working capital	1,301,405	1,246,408	1,723,208	1,405,736	1,281,765
Property, plant and equipment , net	2,787,215	2,951,210	3,123,906	2,226,134	2,231,198
Total assets	6,423,732	6,202,082	7,233,159	5,888,534	5,763,561
Long-term debt (including current maturities)	2,356,826	2,594,656	2,981,849	2,081,110	2,173,832
Equity	2,777,459	2,545,111	2,795,527	2,495,855	2,377,842

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward‑Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in the steel and metallic scrap markets, Steel Dynamics’ revenues, costs of purchased materials, future profitability and earnings, and the operation of new or existing facilities. These statements, which we generally precede or accompany by such typical conditional words as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project" or "expect," or by the words "may," "will," or "should," are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of uncertain economic conditions; (2) cyclical and changing industrial demand; (3) changes in conditions in any of the steel or scrap-consuming sectors of the economy which affect demand for our products, including the strength of the non-residential and residential construction, automotive, appliance, pipe and tube, and other steel-consuming industries; (4) fluctuations in the cost of key raw materials (including steel scrap, iron units, and energy costs) and our ability to pass on any cost increases; (5) the impact of domestic and foreign import price competition; (6) unanticipated difficulties in integrating or starting up new or acquired businesses; (7) risks and uncertainties involving product and/or technology development; and (8) occurrences of unexpected plant outages or equipment failures.

More specifically, we refer you to the sections titled Special Note Regarding Forward-Looking Statements at the beginning of Part I of this Report and Risk Factors set forth in Item 1A of this Report, as well as in other subsequent reports we file with the Securities and Exchange Commission, for a more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently than expected or anticipated. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website, www.steeldynamics.com under “Investors – SEC Filings”.

Operating Statement Classifications

Net Sales.  Net sales from our operations are a factor of volumes shipped, product mix and related pricing. We charge premium prices for certain grades of steel, product dimensions, certain smaller volumes, and for value-added processing or coating of the steel products.  Except for the steel fabrication operations, we recognize revenues from sales and the allowance for estimated returns and claims from these sales at the time the title of the product transfers, upon shipment. Provision is made for estimated product returns and customer claims based on historical experience. If the historical data used in the estimates does not reflect future returns and claims trends, additional provision may be necessary. Our steel fabrication operations recognizes revenues from construction contracts utilizing a percentage of completion methodology based on steel tons used on completed units to date as a percentage of estimated total steel tons required for each contract.

Costs of Goods Sold.  Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products. The principal elements of these costs are scrap and scrap substitutes (which represent the most significant single component of our consolidated costs of goods sold), steel, direct and indirect labor and related benefits, alloys, zinc, transportation and freight, repairs and maintenance, electricity, and depreciation.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include, among other items, labor and related benefits, professional services, insurance premiums, property taxes, company-wide profit sharing, and amortization of intangible assets.

Interest Expense, net of Capitalized Interest.  Interest expense consists of interest associated with our senior credit facilities and other debt net of interest costs that are required to be capitalized during the construction period of certain capital investment projects.

Other Expense (Income), net.  Other income consists of interest income earned on our temporary cash deposits and investments and any other non-operating income activity, including income from non-consolidated investments accounted for under the equity method. Other expense consists of any non-operating costs, such as certain acquisition and financing expenses.

2016 Overview

We are one of the largest steel producers and one of the largest metals recyclers in the United States based on a current estimated annual steelmaking and coating capability of approximately 11 million tons, and actual recycling volumes. The primary sources of our revenues and operating income are from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and fabrication and sale of steel joists and deck. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations.

Our consolidated results for 2016 benefited from positive momentum in the sheet steel supply environment, driving improved sheet steel volume and metal spreads, as well as increased metal spread and operating cost reductions in our metals recycling operations. Underlying domestic steel consumption remained relatively consistent, as the automotive markets were strong and construction improved throughout the year, while heavy equipment, agriculture and energy markets remained weak. Sheet steel import levels declined during 2016 as compared to 2015, amidst the duties levied pursuant to the trade cases filed with the United States International Trade Commission, and customer inventory levels remained low compared to historical averages. Domestic steel mill utilization rates were flat in 2016 compared to 2015, resulting in lower ferrous volumes in our metals recycling operations, our metal spreads improved, particularly in nonferrous materials, and we benefited from continued operational cost containment efforts. The non-residential construction market for our steel fabrication operations remained strong, resulting in record shipments; however, average selling prices contracted, outpacing declining steel input costs, resulting in compressed metal spread during 2016.

Asset Impairment Charges

During the fourth quarter of 2016, we undertook an assessment of the recoverability of the carrying amounts of primarily the Mining Resources and Mesabi Mining fixed assets within our Minnesota ironmaking operations. With our outlook at the time of this assessment regarding future cash flows, we concluded that the carrying value of some of the fixed assets was no longer fully recoverable, and they were in fact impaired. This assessment resulted in a $127.3 million non-cash asset impairment charge, including amounts attributable to noncontrolling interests of $13.1 million, which reduced net income attributable to Steel Dynamics, Inc. by $72.9 million for the year ended December 31, 2016. Also, during the fourth quarter of 2016, a $5.5 million OmniSource goodwill impairment charge was recorded in conjunction with OmniSource entering into a definitive sale agreement with a third-party pertaining to certain OmniSource long-lived assets (classified and reported as held for sale as of December 31, 2016), inventory and spare parts, as provided under ASC 350.

Vulcan Threaded Products, Inc. Acquisition

On August 1, 2016, we acquired 100% of Vulcan Threaded Products, Inc. (Vulcan) for $113.0 million, paid in cash from available funds. Vulcan is the nation’s largest manufacturer and supplier of threaded rod products, and also produces cold drawn and heat treated steel bar. The acquisition of Vulcan is consistent with one of our target growth objectives – higher-margin downstream business opportunities that utilize our steel products in their manufacturing processes. Vulcan utilizes special-bar-quality products produced at our Engineered Bar Products Division. Post-closing operating results of Vulcan are reflected in the steel operations reporting segment.

Excluding the impact of the $132.8 million and $428.5 million in pretax non-cash asset impairment charges in 2016 and 2015, respectively, consolidated operating income increased $505.1 million, or 142%, to $860.8 million in 2016, compared to $355.7 million in 2015, and net income attributable to Steel Dynamics, Inc. increased $320.3 million, or 232%, to $458.6 million, or $1.87 per diluted share, during 2016, compared with net income of $138.3 million, or $0.57 per diluted share, during 2015. The impact of the $132.8 million pretax non-cash asset impairment charges, including amounts attributable to noncontrolling interests of $13.1 million, reduced 2016 net income attributable to Steel Dynamics, Inc. by $76.4 million and our diluted earnings per share by $0.31. The impact of the $428.5 million pretax non-cash asset impairment charge reduced 2015 net income attributable to Steel Dynamics, Inc. by $268.7 million and our diluted earnings per share by $1.11.

2015 Overview

Our 2015 consolidated operational and financial results were negatively impacted by decreased steel shipments (excluding Columbus Flat Roll Division for the 2015 and 2014 periods) and average steel product pricing, driven by excessive and historically high levels of steel imports. While scrap costs also decreased significantly throughout 2015, steel metal margins contracted as the drop in steel selling prices was more severe than the decline of scrap costs. Underlying domestic steel consumption remained steady, as we continued to see improvements in non-residential construction, as well as steady consumption in automotive and other manufacturing segments. However, a larger portion of the domestic steel demand was served by imports in 2015 than compared to 2014. As a result of this, as well as customer destocking, domestic steel mill utilization rates decreased throughout 2015, as compared to 2014, resulting in decreased ferrous scrap shipments in our metals recycling operations. Decreased shipments, along with metal margin compression due to monthly price declines, resulted in significantly reduced profitability in our metals recycling operations in 2015, as compared to 2014. During 2015, our steel fabrication operations continued to benefit from the sustained improvements in non-residential construction demand, our market share and expanding geographic footprint, and lower steel raw material costs, resulting in significant increases in both sales and operating income, compared to 2014.

Asset Impairment Charges

In the fourth quarter of 2015, we recorded pretax non-cash impairment charges related to goodwill, indefinite-lived intangibles and certain other assets associated with OmniSource, our metal recycling operations, which reduced 2015 operating income by $428.5 million, and net income and net income attributable to Steel Dynamics, Inc. by $268.7 million, and basic and diluted earnings per share by $1.11. During our 2015 annual goodwill and indefinite-lived intangible asset impairment analysis, we determined that the fair value of OmniSource was less than its carrying value, and upon the completion of the second step of the impairment analysis, that the goodwill and trade name indefinite-lived intangible assets were impaired. The OmniSource goodwill and trade name assets were written down to their respective fair values, resulting in non-cash asset impairment charges of $341.3 million and $68.5 million, respectively. Upon the December 31, 2015, determination and classification of certain OmniSource property and plant assets as held for sale, we recorded a $10.3 million non-cash asset impairment. We reflected a total of $428.5 million of pretax non-cash asset impairment charges in the consolidated statement of operations for the year ended December 31, 2015, within the metals recycling operations. During the fourth quarter of 2014, we recorded a $260.0 million pretax non-cash asset impairment charge in other non-segment operations, related primarily to Mesabi Nugget fixed assets within our Minnesota ironmaking operations, including amounts attributable to noncontrolling interests of $46.5 million, which reduced net income attributable to Steel Dynamics, Inc. by $132.6 million

Excluding the impact of the $428.5 million and $260.0 million in pretax non-cash impairment charges in 2015 and 2014, respectively, consolidated operating income decreased $224.6 million, or 39%, to $355.7 million in 2015, compared to $580.3 million in 2014, and net income decreased $151.3 million, or 52%, to $138.3 million, or $0.57 per diluted share, during 2015, compared with net income of $289.6 million, or $1.22 per diluted share, during 2014. The impact of the $428.5 million pretax non-cash impairment charge related to our metals recycling operations reduced 2015 net income by $268.7 million and our diluted earnings per share by $1.11. The impact of the $260.0 million pretax non-cash asset impairment charge related to our Minnesota ironmaking operations, including amounts attributable to noncontrolling interests of $46.5 million, reduced 2014 net income attributable to Steel Dynamics, Inc. by $132.6 million and our diluted earnings per share by $0.55.

Segment Operating Results (dollars in thousands)

	Years Ended December 31,
	2016	% Change	2015	% Change	2014

Net sales
Steel Operations Segment	$5,870,924	8%	$5,422,475	(7)%	$5,821,578
Metals Recycling Operations Segment	2,171,877	(7)%	2,337,716	(34)%	3,539,206
Steel Fabrication Operations Segment	703,522	4%	673,399	7%	631,808
Other	276,912	(12)%	314,847	(33)%	468,505
	9,023,235		8,748,437		10,461,097
Intra-company	(1,246,126)		(1,154,026)		(1,705,145)
	$7,777,109	2%	$7,594,411	(13)%	$8,755,952

Operating income (loss)
Steel Operations Segment	$926,954	130%	$403,216	(41)%	$683,609
Metals Recycling Operations Segment (1)	20,423	105%	(448,137)	(1823)%	26,014
Asset Impairment Charges Reflected in
Metals Recycling (1)	(5,500)		(428,500)		-
Steel Fabrication Operations Segment	90,955	(22)%	115,947	123%	51,894
Other (2)	(301,116)	(102)%	(148,784)	67%	(445,549)
Asset Impairment Charges Reflected in
Other (2)	(127,339)		-		(260,000)
	737,216		(77,758)		315,968
Intra-company	(9,250)		4,974		4,352
	$727,966	1100%	$(72,784)	(123)%	$320,320

(1)

Metals recycling operations segment 2016 operating income of $20.4 million includes $5.5 million of pretax non-cash goodwill impairment charges, and 2015 operating loss of $448.1 million in 2015 includes $428.5 million of pretax non-cash goodwill and other related asset impairment charges.

(2)

Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that were indefinitely idled in May 2015, and smaller joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses. Other operations operating loss of $301.1 million in 2016 includes $127.3 million of pretax non-cash asset impairment charges related to our Minnesota ironmaking operations. Other operations operating loss of $445.5 million in 2014 includes $260.0 million of pretax non-cash asset impairment charges related to our Minnesota ironmaking operations.

Steel Operations Segment

Steel Operations Segment.  Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and eleven downstream steel coating lines, and several bar processing lines, as well as Iron Dynamics (IDI), our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell directly to end-users, steel fabricators, and service centers.  These products are used in numerous industry sectors, including the construction,  automotive,  manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets (see Item 1 to this Form 10-K). During 2016, 2015, and 2014, our steel operations accounted for 72%, 69%, and 63% respectively, of our consolidated net sales.

Sheet Steel Products.  Our sheet steel products operations consist of Butler and Columbus Flat Roll Divisions, and our downstream coating lines. These operations sell a broad range of sheet steel products, consisting of hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll, galvanized, Galvalume®, and painted products. The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in primarily non-automotive applications.

Long Products.    Our Structural and Rail Division sells structural steel beams and pilings to the construction market, as well as standard‑grade and premium rail to the railroad industry. Our Engineered Bar Products Division primarily sells engineered special-bar-quality, merchant-bar-quality, round‑cornered squares, and smaller-diameter engineered round bars. Vulcan produces threaded rod products and also cold drawn and heat treated bar. Our Roanoke Bar Division primarily sells merchant steel products, including angles, merchant rounds, flats and channels, and reinforcing bar. Steel of West Virginia primarily sells beams, channels and specialty steel sections.

Steel Operations Segment Shipments (tons):

	Years Ended December 31,
	2016	% Change	2015	% Change	2014
Total shipments	9,245,946	11%	8,328,150	13%	7,358,366
Intra-segment shipments	(282,610)		(222,025)		(241,656)
Steel Operations Segment shipments	8,963,336	11%	8,106,125	14%	7,116,710

External shipments	8,558,331	11%	7,703,749	15%	6,704,714

Segment Results 2016 vs. 2015

Overall steel operations performance in 2016 compared to 2015 benefited from positive momentum throughout the year in the sheet steel supply environment, as the excessively high levels of steel imports experienced in 2015 and 2014 declined approximately 15% in 2016 on a year-over-year basis. Duties levied in 2016 pursuant to the trade case rulings from the United States International Trade Commission, coupled with low customer inventories compared to historical levels, precipitated higher domestic steel shipments and higher utilization for our steel mills. Our steel mill utilization rate improved to 87% for 2016, as compared to 79% in 2015, with our sheet steel utilization rate improving to 99% in 2016 from 86% in 2015. The domestic steel demand outlook remained relatively unchanged throughout 2016, as automotive markets were strong and construction improved throughout the year, while heavy equipment, agriculture and energy markets remained challenged. Overall steel selling prices improved during the last three quarters of 2016 from the significant decline that occurred throughout 2015 and early 2016 as sheet steel imports declined. Net sales for the steel operations increased 8% in 2016, when compared to 2015, as an 11% increase in steel operations shipments more than offset a decrease of $15 per ton, or 2%, in average selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 60% of our steel operations’ manufacturing costs, excluding the operations of The Techs and Vulcan, which purchase, rather than produce, the steel they further process. Our metallic raw material cost per net ton consumed in our steel operations decreased $35, or 14%, in 2016 compared to 2015, consistent with overall ferrous scrap market pricing.

Operating income for the steel operations increased 130%, to $927.0 million, in 2016, compared to 2015, due to an 11% increase in steel shipments coupled with a 5% increase in overall steel operations metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed) expansion. Sheet steel metal spread expanded 15%, while long products metal spread contracted 9%, as domestic overcapacity and an aggressive competitive environment continued.

Segment Results 2015 vs. 2014

Overall steel operations performance in 2015 compared to 2014 was negatively impacted by excessive and historically high levels of steel imports, customers destocking inventories, and sharply falling steel and scrap prices. Domestic steel consumption was relatively steady during 2015, with strong automotive and improving non-residential steel markets, but a large portion of the domestic consumption was served by imports. Net sales for the steel operations decreased 7% in 2015, when compared to 2014, as a 14% increase in steel operations shipments was more than offset by a decrease of $149 per ton, or 18%, in average selling prices. In spite of solid overall domestic steel demand, average selling prices decreased throughout 2015 due to elevated levels of imported steel into the United States and significant reductions in the cost of scrap, which also caused uncertainty for steel consumers. Steel operations shipments increased 14% in 2015 compared to 2014 with the inclusion of Columbus Flat Roll Division for the full year of 2015 (acquired September 16, 2014), as 2015 sales volumes, excluding Columbus Flat Roll Division, were down 12% compared to 2014.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 60% of our steel operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations decreased $105, or 29%, in 2015, compared with 2014, consistent with overall declines in ferrous scrap market pricing.

Decreases in steel selling prices more than offset decreases in raw material cost per ton, resulting in 2015 metal spread contracting significantly compared to 2014. Thus, despite increased shipments from the inclusion of Columbus Flat Roll Division for the full year 2015 versus only four and a half months in 2014, operating income for the steel operations decreased 41%, to $403.2 million, compared to 2014.

Metals Recycling Operations Segment

Metals Recycling Operations Segment.  Metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout the eastern half of the United States.  In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at approximately 700 locations throughout North America. Our steel mills utilize a large portion of the ferrous scrap processed through OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries.  Our metals recycling operations accounted for 15%, 19%, and 25% of our consolidated net sales in 2016, 2015, and 2014, respectively.

Metals Recycling Operations Segment Shipments:

	Years Ended December 31,
	2016	% Change	2015	% Change	2014
Ferrous metal (gross tons)
Total	5,070,380	(1)%	5,139,506	(8)%	5,566,238
Inter-company	(3,112,616)		(2,755,218)		(2,673,777)
External shipments	1,957,764	(18)%	2,384,288	(18)%	2,892,461

Nonferrous metals (thousands of pounds)
Total	1,103,505	2%	1,082,777	(8)%	1,173,771
Inter-company	(111,947)		(85,410)		(89,078)
External shipments	991,558	(1)%	997,367	(8)%	1,084,693

Segment Results 2016 vs. 2015

Metals recycling operations operating income in 2016 of $20.4 million was $40.1 million higher than 2015 (excluding the impact in 2015 of $428.5 million of impairment charges), due to our continued focus on reduction of operating costs, along with improved ferrous and nonferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap). Net sales decreased 7% in 2016 compared to 2015, with ferrous and nonferrous selling prices decreasing 5% and 9%, respectively. While total ferrous and nonferrous shipments were comparable during 2016 and 2015, metal spreads increased 11% and 10%, respectively, as scrap costs declined more than selling prices, driving improved operating income during 2016.  With improved utilization at our steel mills in 2016, the metals recycling operations ferrous shipments to our mills increased to 61% of total tons shipped in 2016, compared to 54% in 2015.

Segment Results 2015 vs. 2014

Metals recycling operations performance in 2015 compared to 2014 was negatively impacted by excess domestic scrap competition, a strong United States dollar tempering scrap exports, and lower domestic steel mill utilizations, resulting in substantial decreases in selling prices. Metals recycling operations net sales decreased 34% in 2015 as compared to 2014, with ferrous and nonferrous volumes both decreasing 8% in 2015, as compared to 2014. Similarly, both ferrous and nonferrous selling prices declined 37% and 18%, respectively, during 2015, as compared to 2014, consistent with overall declines in scrap market selling prices. Metal spreads for ferrous and nonferrous materials contracted 14% and 18%, respectively, during 2015 as compared to 2014 as selling prices declined more than scrap costs. Operating loss for the metals recycling operations in 2015 of $448.1 million includes $428.5 million of pretax non-cash impairment charges related to goodwill, trade name and other assets. Excluding the impairment charges, metals recycling operations segment operating loss is $19.6 million compared to operating income of $26.0 million in 2014.

Steel Fabrication Operations Segment

Steel Fabrication Operations Segment.  Steel fabrication operations include our eight New Millennium Building Systems’ joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 9% of our consolidated net sales during 2016 and 2015 and 7% during 2014.

Segment Results 2016 vs. 2015

The non-residential construction market remained strong during 2016; however, decreased overall annual selling prices outpaced decreased overall annual steel input costs, resulting in metal spread (which we define as the difference between average selling prices and the cost of purchased steel) compression. As a result of record shipments, which more than offset decreased selling prices, net sales for the steel fabrication operations increased $30.1 million, or 4%, in 2016, compared to 2015. The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. Metal spread declined 10% in 2016, compared to 2015, as a $116 per ton, or 8%, decrease in average selling prices outpaced a 7% decrease in the average cost of steel consumed. This resulted in a 22% decrease in operating income to $91.0 million in 2016, as compared to $115.9 million in 2015.

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

Other Operations

Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that were indefinitely idled in May 2015, and smaller joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

Our Minnesota ironmaking operations consists of Mesabi Nugget, (owned 83% by us); our wholly-owned iron concentrate and potential future iron mining operations, Mesabi Mining; and our wholly-owned (as of December 31, 2016) iron tailings operations, Mining Resources.As of December 31, 2016, we acquired all $15.1 million of the Mining Resources noncontrolling investor’s units of redeemable noncontrolling stock it owned at the time for cancellation and discharge of all obligations owed to Mining Resources and termination of all existing agreements with the noncontrolling investor at that time. Prior to this transaction, 82% of Mining Resources was owned by us.

Significant events occurred during the fourth quarter of 2016, including the previously noted termination of all existing agreements with the Mining Resources noncontrolling investor, that represented impairment indicators related primarily to Mining Resources and Mesabi Mining fixed assets within our Minnesota ironmaking operations. These impairment indicators were substantively separate and different from the impairment indicators that existed within our Minnesota ironmaking operations in the fourth quarter of 2014, discussed below. With the company’s outlook at the time of this 2016 assessment regarding future cash flows, the company concluded that the carrying amounts of the fixed assets were no longer fully recoverable, and they were in fact impaired.  This assessment resulted in a non-cash asset impairment charge of $127.3 million, including amounts attributable to noncontrolling interests of $13.1 million, which reduced net income attributable to Steel Dynamics, Inc. by $72.9 million for the year ended December 31, 2016.

During the fourth quarter of 2014, our Minnesota ironmaking operations reached a steady operating state, indicating a consistency in the operations’ production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials. Given this we undertook an assessment of the recoverability of the Minnesota ironmaking operations, based upon impairment indicators at that time.  Given our outlook at that time regarding future operating costs and product pricing and resulting future cash flows, we concluded that the carrying amounts of primarily our Mesabi Nugget fixed assets, within our Minnesota ironmaking operations, were no longer fully recoverable, and were in fact impaired.  This assessment resulted in non-cash asset impairment charge of $260.0 million, including amounts attributable to noncontrolling interests of $46.5 million, which reduced net income attributable to Steel Dynamics, Inc. by $132.6 million for the year ended December 31, 2014.

Consolidated Results 2016 vs. 2015

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $474.1 million during 2016 increased 26% from $376.0 million during 2015, representing approximately 6.1% and 5.0% of net sales, respectively. The increase in 2016 compared to 2015 is due most notably to increased performance-based incentive compensation, including profit sharing, associated with our increased profitability.

Interest Expense, net of Capitalized Interest.    During 2016, interest expense decreased $7.9 million to $146.0 million, when compared to 2015. The decrease in interest expense is due primarily to the call and prepayment of our $350.0 million 7 5/8% Senior Notes due 2020, in March 2015.

Other Expense (Income), net.  During 2016, net other expense of $17.8 million included $16.5 million of call premium and other financing costs associated with the December 2016 senior notes tender, call and prepayment. Net other expense of $15.4 million in 2015 includes $16.7 million of call premium and other financing costs associated with the March 2015 senior notes call and prepayment.

Income Tax Expense (Benefit).  During 2016, our income tax expense was $204.1 million at an effective income tax rate of 36.2%, as compared to a benefit of $96.9 million resulting in an effective income tax rate of 40.0% during 2015. The lower effective tax rate in 2016 was due primarily to benefits from other permanent tax benefit items, most notably the 2016 domestic manufacturing deduction, available in years with taxable income.

Included in the balance of unrecognized tax benefits of $19.1 million at December 31, 2016, are potential benefits of $11.8 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2016, we recognized expense from the increase of interest expense of $170,000, net of tax.  In addition to the unrecognized tax benefits noted above, we had $4.8 million accrued for the payment of interest and penalties at December 31, 2016.

We file income tax returns in the United States federal jurisdiction as well as income tax returns in various state jurisdictions. The IRS is currently examining our federal income tax returns for the years 2010 through 2015.  At this time, we do not believe there will be any significant examination adjustments that would result in a material change to our financial position, results of operations or cash flows. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of these federal income tax audits, and state income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $5.7 million by the end of 2017. With the exception of the 2010 federal return which is currently under audit, we are no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2011.

Consolidated Results 2015 vs. 2014

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $376.0 million during 2015 were comparable to $385.9 million during 2014, representing approximately 4.9% and 4.4% of net sales, respectively.

Interest Expense, net of Capitalized Interest.  During 2015, interest expense increased $17.7 million, or 12%, to $154.0 million, when compared to 2014. The increase in interest expense is due primarily to the addition of the $1.2 billion senior notes in September 2014, in conjunction with our acquisition of Columbus Flat Roll Division, partially offset by the conversion or payoff at maturity of $287.5 million of 5.125% convertible notes in June 2014, and the call and prepayment of our $350.0 million 7 5/8% Senior Notes due 2020 in March 2015.

Other Expense (Income), net.  During 2015, net other expense of $15.4 million included $16.7 million of call premium and other financing costs associated with the March 2015 senior notes call and prepayment. Net other expense of $18.3 million in 2014 included $25.2 million of acquisition and financing costs associated with our September 2014 Columbus Flat Roll Division acquisition.

Income Tax Expense (Benefit).  During 2015, our income tax benefit was $96.9 million at an effective income tax rate of 40.0%, as compared to expense of $73.2 million resulting in an effective income tax rate of 44.4% during 2014. The higher effective tax rate in 2014 was due primarily to the impact of the increased noncontrolling interest losses, offset somewhat by increased benefits from other permanent tax benefit items, most notably the domestic manufacturing deduction, available in years with taxable income.

Liquidity and Capital Resources

Capital Resources and Long‑term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our Revolver. Our liquidity at December 31, 2016, is as follows (in thousands):

Cash and equivalents	$841,483
Revolver availability	1,187,588
Total liquidity	$2,029,071

In December 2016, we issued $400.0 million of 5.000% senior notes due 2026 (the "2026 Notes"), the proceeds of which, along with available cash, were used to fund the December 2016 tender offer to purchase at a redemption price of 103.388% a total of $266.3 million principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, of our 6.125% senior notes due 2019 (the "2019 Notes"), and the December 2016 call and repayment at a redemption price of 103.063% of the $133.7 million remaining outstanding principal amount of the 2016 Notes plus accrued and unpaid interest to, but not including, the date of repayment. In addition, we repaid the remaining $228.1 million of outstanding Senior Term Loan debt in December 2016, which was set to mature on November 14, 2019.    We recorded expenses related to tender and call premiums, write off of unamortized debt issuance costs, and other expenses of $16.5 million, which are reflected in other expenses in the consolidated statement of operations for the year ended December 31, 2016.

Our total outstanding debt decreased $237.8 million during 2016, to $2.4 billion, due primarily to our December 2016 prepayment of $228.1 million of outstanding Senior Term Loan debt as described above. As a result, our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) decreased to 44.9% at December 31, 2016, from 49.3% at December 31, 2015.

Our November 2014 senior secured credit facility (Facility), which provides a $1.2 billion Revolver, matures November 2019. Subject to certain conditions, we have the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of our subsidiaries; and is secured by substantially all of our and our wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of our wholly-owned subsidiaries’ capital stock or other equity interests, and intercompany debt held by us as collateral. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions, or enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At December 31, 2016, we had $1.2 billion of availability on the Revolver, $12.4 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At December 31, 2016, our interest coverage ratio and net debt leverage ratio were 8.32:1.00 and 1.58:1.00, respectively. We were, therefore, in compliance with these covenants at December 31, 2016, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital.  We generated cash flow from operations of $852.8 million in 2016. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) of $1.3 billion at December  31, 2016, was comparable to that at December 31, 2015. Increases in volumes, pricing and profitability have resulted in increased accounts receivable and inventory, which have been largely offset by increases in accounts payable and accrued expenses.

Capital Investments.  During 2016, we invested $198.2 million in property, plant and equipment, compared with $114.5 million during 2015. Our current estimated 2017 cash allocation plan includes the investment of approximately $200 million in capital expenditures in our existing and announced operations.

Cash Dividends.    As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 2% to $0.1400 per share in the first quarter 2016 (from $0.1375 per share in 2015), resulting in declared cash dividends of $136.5 million during 2016, compared to $133.2 million during 2015. We paid cash dividends of $135.8 million and $127.6 million during 2016 and 2015, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our Facility and the indentures relating to our senior notes may restrict the amount of cash dividends we can pay.

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

During 2016, we received benefits from state and local governments in the form of real estate and personal property tax abatements and credits of approximately $22.2 million. Based on our current abatements and incentive credits, and utilizing our existing long-lived asset structure, we estimate the remaining annual benefit to our future operations to be approximately $14.2 million, $10.5 million, $8.9 million, $3.0 million, $2.9 million, $2.8 million, and $2.3 million during the years 2017 through 2023, respectively.

Contractual Obligations and Other Long-Term Liabilities

We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the Securities and Exchange Commission. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted accounting principles. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2016 (in thousands):

	Payments Due By Period
	Total	2017	2018 & 2019	2020 & 2021	2022 & After
Long-term debt (1)	$$2,386,791	$3,632	$6,394	$707,199	$1,669,566
Estimated interest payments on debt (2)	870,516	131,753	263,006	249,687	226,070
Purchase obligations (3)	359,810	122,965	78,110	61,434	97,301
Construction commitments (4)	52,945	52,945	-	-	-
Lease commitments	59,474	15,499	22,699	11,905	9,371
Other commitments (5)	2,545	400	700	475	970
Total (6)	$$3,732,081	$$327,194	$$370,909	$$1,030,700	$$2,003,278

(1)The long-term debt payment information presented above assumes that our senior notes remain outstanding until maturity. Refer to Note 3 Long-term Debt to the consolidated financial statements elsewhere in this report for additional information regarding these transactions, and our long-term debt.

(2)The estimated interest payments shown above assume interest rates of 5.125% on our $700.0 million senior unsecured notes due October 2021; 6 3/8% on our $350.0 million senior unsecured notes due August 2022; 5 1/4% on our $400.0 million senior unsecured notes due April 2023; 5.500% on our $500.0 million senior unsecured notes due October 2024; 5.00% on our $400.0 million senior unsecured notes due December 2026; 0.25% commitment fee on our available Revolver; and an average of 5.6% on our other debt of $36.8 million.

(3)Purchase obligations include commitments we have for the purchase of electricity, natural gas and its transportation, fuel, air products, and zinc. These arrangements have “take or pay” or other similar commitment provisions. We have utilized such “take or pay” requirements during the past three years under these contracts, except for certain air products at our Minnesota ironmaking operations which were idled in May 2015.

(4)Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2016.

(5)Other commitments principally relate to certain pension and deferred compensation plan obligations.

(6)We expect to make cash outlays in the future related to our unrecognized tax benefits; however, due to the uncertainty of the timing, we are unable to make reasonably reliable estimates regarding the period of cash settlement with the respective taxing authorities. Accordingly, unrecognized tax benefits and related interest and penalties of $23.9 million as of December 31, 2016, have been excluded from the contractual obligations table above.  Refer to Note 4 to the consolidated financial statements elsewhere in this report for additional information.

Other Matters

Inflation

We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2016, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $36.5 million and capital expenditures related to environmental compliance of approximately $5.3 million. Of the costs incurred during 2016 for monitoring and compliance, approximately 79% were related to the normal transportation of certain types of waste produced in our steelmaking processes and other facilities, in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $879,000 at all of our facilities during 2016. We have an accrual of $2.5 million recorded for environmental remediation related to our metals recycling operations, $2.6 million related to Minnesota ironmaking operations. We believe, apart from our dependence on environmental construction and operating permits for our existing and any future manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations evolve and change, and we may become subject to more stringent environmental laws and regulations in the future, such as the impact of United States government or various governmental agencies introducing regulatory changes in response to the potential of climate change.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimations and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Allowance for Doubtful Accounts.  Except for our steel fabrication operations, we recognize revenues from sales and the allowance for estimated returns and customer claims from these sales at the time title of the product transfers, upon shipment. Provision is made for estimated product returns and customer claims based on historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. Our steel fabrication operations recognizes revenues from construction contracts using a percentage of completion methodology based on steel tons used on completed units to date as a percentage of estimated total steel tons required by each contract. The allowance for doubtful accounts for all operating segments is based on our best estimate of probable credit losses, along with historical experience, which estimates may or may not prove accurate.

We are exposed to credit risk in the event of nonpayment by our customers, which in steel operations are principally intermediate steel processors and service centers that sell our products to numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Our metals recycling operations sell ferrous scrap to steel mills and foundries, and nonferrous scrap, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our steel fabrication operations sell fabricated steel joists and deck primarily to the non-residential construction market. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based on known credit risks, historical loss experience and current economic conditions affecting our customers. We mitigate our exposure to credit risk, which we generally extend initially on an unsecured basis, by performing ongoing credit evaluations and taking further action when necessary, such as requiring letters of credit or other security interests to support the customer receivable. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowance may be required.

Inventories.  We record inventories at lower of cost or market. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out, basis for other inventory. We record amounts required, if any, to reduce the carrying value of inventory to its net realizable value as a charge to cost of goods sold.  If product selling prices were to decline in future periods, further write-down of inventory could result, specifically raw material inventory such as scrap purchased during periods of peak market pricing. Upon deciding to idle the Minnesota ironmaking operations and to monetize existing raw material inventory, we recorded an inventory lower of cost or market charge of $21.0 million (inclusive of noncontrolling interests of $3.6 million), in cost of goods sold in the second quarter 2015.

Impairments of Long-Lived Tangible and Definite‑Lived Intangible Assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. We consider various factors and determine whether an impairment test is necessary, including by way of examples, a significant and prolonged deterioration in operating results and/or projected cash flows, significant changes in the extent or manner in which an asset is used, technological advances with respect to assets which would potentially render them obsolete, our strategy and capital planning, and the economic climate in markets to be served. When determining future cash flows and if necessary, fair value, we must make judgments as to the expected utilization of assets and estimated future cash flows related to those assets. We consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all other available information at the time the estimates are made. Those estimates and judgments may or may not ultimately prove accurate.

A long-lived asset is classified as held for sale upon meeting specified criteria related to ability and intent to sell. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. As of December 31, 2016 and 2015, the company reported $29.3 and $8.6 million, respectively, of assets held for sale within other current assets in our consolidated balance sheet.  An impairment loss is recognized for any initial or subsequent write-down of the asset held for sale to its fair value less cost to sell.  For assets determined to be classified as held for sale in the year ended December, 31, 2016, the asset carry amounts approximated their fair value less cost to sell.  We recorded $10.3 million asset impairment charge in the consolidated statement of operations for assets determined to be classified as held for sale in the year ended December 31, 2015.  The company determined fair value using Level 3 inputs as provided for under ASC 820, consisting of information provided by brokers and other external sources along with management’s own assumptions.

Significant events occurred during the fourth quarter of 2016, including the previously noted termination of all existing agreements with the Mining Resources noncontrolling investor, that represented impairment indicators related primarily to Mining Resources and Mesabi Mining fixed assets within our Minnesota ironmaking operations. These impairment indicators were substantively separate and different from the impairment indicators that existed within our Minnesota ironmaking operations in the fourth quarter of 2014, discussed below.  With the company’s outlook at the time of this 2016 assessment regarding future cash flows, the company concluded that the carrying amounts of the fixed assets were no longer fully recoverable, and they were in fact impaired.  This assessment resulted in a non-cash asset impairment charge of $127.3 million, including amounts attributable to noncontrolling interests of $13.1 million, which reduced net income attributable to Steel Dynamics, Inc. by $72.9 million for the year ended December 31, 2016.

During the fourth quarter of 2014, our Minnesota ironmaking operations reached a steady operating state, indicating a consistency in the operations’ production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials. Given this we undertook an assessment of the recoverability of the Minnesota ironmaking operations, based upon impairment indicators at that time.  Given our outlook at that time regarding future operating costs and product pricing and resulting future cash flows, we concluded that the carrying amounts of primarily our Mesabi Nugget fixed assets, within our Minnesota ironmaking operations, were no longer fully recoverable, and were in fact impaired.  This assessment resulted in non-cash asset impairment charge of $260.0 million, including amounts attributable to noncontrolling interests of $46.5 million, which reduced net income attributable to Steel Dynamics, Inc. by $132.6 million for the year ended December 31, 2014.

Goodwill and Other Indefinite-Lived Intangible Assets.

Our goodwill relates to various business combinations and is allocated to the following reporting units at December 31 (in thousands):

	2016	2015
Columbus Flat Roll Division – Steel Operations Segment	$19,682	$19,682
The Techs – Steel Operations Segment	142,783	142,783
Vulcan Threaded Products – Steel Operations Segment	7,824	-
Roanoke Bar Division – Steel Operations Segment	29,041	29,041
Butler Flat Roll Division, Structural and Rail Division, and Engineered
Bar Division – Metals Recycling Operations Segment	95,000	95,000
OmniSource – Metals Recycling Operations Segment	97,096	109,039
New Millennium Building Systems – Steel Fabrication Operations Segment	1,925	1,925
	$393,351	$397,470

At least once annually (as of October 1) or when indicators of impairment exist, the company performs an impairment test for goodwill. Goodwill is allocated to various reporting units, which are generally one level below the company’s operating segments. We utilize a two-stepped approach to evaluate goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step the company compares the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows (income approach), and by using a market approach based upon an analysis of valuation metrics of comparable peer companies, Level 3 inputs as provided for under ASC 820. If the fair value exceeds the carrying value, there is no impairment. If the carrying amount exceeds the fair value, the company performs the second step of the test, which measures the amount of impairment loss to be recorded. In the second step, the company compares the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit to which it is allocated. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.

Key assumptions used to determine the estimated fair value of each reporting unit under the discounted cash flows method (income approach) include: (a) expected cash flows for the five-year period following the testing date (including market share, sales volumes and prices, costs to produce and estimated capital needs); (b) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; and (c) a risk-adjusted discount rate based on management’s best estimate of market participants’ after-tax weighted average cost of capital and market risk premiums. Key assumptions used to determine the estimated fair value of each reporting unit under the market approach include the expected revenues and cash flows in the next year. We consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair values of its reporting units are estimated. Those estimates and judgments may or may not ultimately prove accurate.

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

At least annually (as of October 1) or when indicators of impairment exist, we test indefinite-lived intangible assets for impairment through the comparison of the fair value of the specific intangible asset with its carrying amount.  The fair value of the intangible asset is determined by using an estimate of future cash flows attributable to the asset and a risk-adjusted discount rate to compute a net present value of future cash flows (income approach).  If the fair value is less than the carrying value, an impairment loss is recorded in an amount equal to the excess in carrying value.

Our other indefinite-lived intangible assets at December 31, 2015, related to trade names acquired through the OmniSource ($39.5 million) and The Techs ($81.8 million) business combinations. We assigned definite useful lives for The Techs trade name in January 2016, and the OmniSource trade name in November 2016, and thus began to amortize these intangible assets.

During our 2015 annual goodwill and indefinite-lived intangible asset impairment assessment, we determined that the fair value of OmniSource was less than its carrying value, and upon the completion of the impairment analysis, that the goodwill and trade name indefinite-lived assets were impaired. The decrease in OmniSource fair value from our 2014 impairment analysis was due primarily to the reduction in expected future cash flows based on management’s view at the time of the 2015 analysis of the weak longer-term global scrap commodity outlook. This outlook became clearer in the fourth quarter of 2015 from the longevity of: 1) the prolonged strength of the United States dollar decreasing scrap export volume (resulting in excess domestic supply); 2) currency devaluation contributing to China and Russia supplying alternative scrap materials to Turkey, versus those coming from the United States; and 3) slower global growth decreasing demand for scrap. While the scrap commodity outlook deteriorated throughout much of 2015, there were indicators of improvement during the year such as the restoration of the ratio of iron ore to scrap costs to a more historically consistent relationship, as well as a mid-year scrap pricing increase, versus the monthly decreases experienced throughout much of the year, including large decreases in both the first and fourth quarters.  Upon the fourth quarter decrease in selling prices and resulting metal spreads, we concluded that the impact of the factors noted above were longer-term, which resulted in our reassessment of our future long-term cash flows. The OmniSource goodwill and trade name indefinite-lived intangible assets were written down to their respective fair values, resulting in pretax non-cash asset impairment charges of $341.3 million and $68.5 million, respectively, that are reflected in asset impairment charges in the consolidated statement of operations for the year ended December 31, 2015, within the metals recycling operations.

Our fourth quarter 2016 annual goodwill and indefinite-lived intangible asset impairment analyses did not result in any impairment charges.  Management does not believe that it is reasonably likely that our reporting units will fail step one of a goodwill impairment test in the near term. The most significant portion of our goodwill relates to the OmniSource reporting unit. The fair value of OmniSource exceeded its carrying value by approximately 19%. Our analysis, based on economic and industry forecasts, as well as planned organic growth and cost containment activities, contemplates growth in overall scrap consumption and thus our sales volumes, and resulting expansion of our metal margins. While management believes these assumptions are reasonable and their use appropriate, actual results may not meet forecasted results.  An approximate 15% decrease in forecasted cash flows would not result in a failure of step 1 for the OmniSource reporting unit. The risk-adjusted discount rate used in the analysis is also a critical assumption, one in which a minor change can have a significant impact on the estimated fair value. A more than 150 basis point increase in the 13.0% risk-adjusted discount rate used in the OmniSource analysis, holding other assumptions constant, would not result in a failure of step 1 for the reporting unit. We will continue to monitor operating results within all reporting units throughout the upcoming year in an effort to determine if events and circumstances warrant interim impairment testing. Otherwise, all reporting units will again be subject to the required annual impairment test during the fourth quarter of 2017.  Changes in judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill and indefinite-lived intangible assets.

In 2016, a $5.5 million OmniSource goodwill impairment charge was recorded in conjunction with OmniSource entering into a definitive sale agreement with a third-party pertaining to certain OmniSource long-lived assets (classified and reported as held for sale as of December 31, 2016), inventory and spare parts,  as provided under ASC 350.    OmniSource goodwill decreased an additional $6.4 million in 2016 in recognition of the 2016 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing fluctuations in interest rates are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings.

The following table represents the principal cash repayments and related weighted‑average interest rates by maturity date for our long-term debt, all of which is fixed rate, as of December 31, 2016 (in thousands):

	Interest Rate Risk
	Fixed Rate
		Average
	Principal	Rate
Expected maturity date:
2017	$3,632	5.6%
2018	3,102	5.9
2019	3,292	6.0
2020	3,491	6.0
2021	703,708	5.3
Thereafter	1,669,566	5.5
Total Debt Outstanding	$2,386,791	5.4%
Fair value	$2,488,905

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, natural gas and its transportation services, fuel, air products, and zinc. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 4 years for physical commodity requirements and commodity transportation requirements, and for up to 12 years for air products. Our commitments for these arrangements with “take or pay” or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2017	$122,965
2018	39,684
2019	38,426
2020	37,919
2021	23,515
Thereafter	97,301
$359,810

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

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At December 31, 2016, we had a cumulative unrealized gain associated with these financial contracts of $2.0 million, substantially all of which have a settlement date in 2017. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Steel Dynamics, Inc. is responsible for the preparation and integrity of the company’s consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) of the Exchange Act, for the company (including its consolidated subsidiaries). We maintain accounting and internal control systems which are intended to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management’s authorization, and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States. We are dedicated to ensuring that we maintain the high standards of financial accounting and reporting that we have established. Our culture demands integrity and an unyielding commitment to strong internal control practices and policies.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework on which such evaluation was based upon is contained in the report entitled “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016, the end of the period covered by this report.

/s/ Mark D. Millett	/s/ Theresa E. Wagler
Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Steel Dynamics, Inc.

We have audited Steel Dynamics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Steel Dynamics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Steel Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016, of Steel Dynamics, Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Steel Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Dynamics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted two amendments to accounting standards that changed its method for accounting for employee share-based payments and the presentation of certain cash receipts and cash payments on the statement of cash flows. Adoption of the new standards was applied retrospectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Steel Dynamics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated

February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 28, 2017

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
Assets	2016	2015

Current assets
Cash and equivalents	$841,483	$727,032
Accounts receivable, net of related allowances of $14,413 and $9,765 as of
December 31, 2016, and 2015, respectively	703,565	579,333
Accounts receivable-related parties	26,219	34,272
Inventories	1,275,211	1,149,390
Other current assets	83,197	47,914
Total current assets	2,929,675	2,537,941

Property, plant and equipment, net	2,787,215	2,951,210
Restricted cash	18,060	19,565
Intangible assets, net of accumulated amortization of $294,676 and $265,940 as of
December 31, 2016, and 2015, respectively	283,977	278,960
Goodwill	393,351	397,470
Other assets	11,454	16,936
Total assets	$6,423,732	$6,202,082
Liabilities and Equity
Current liabilities
Accounts payable	$382,126	$276,725
Accounts payable-related parties	13,070	6,630
Income taxes payable	5,593	2,023
Accrued payroll and benefits	164,543	94,906
Accrued interest	30,295	38,502
Accrued expenses	113,556	99,824
Current maturities of long-term debt	3,632	16,680
Total current liabilities	712,815	535,290

Long-term debt	2,353,194	2,577,976
Deferred income taxes	448,375	400,770
Other liabilities	20,649	16,595
Total liabilities	3,535,033	3,530,631

Commitments and contingencies

Redeemable noncontrolling interests	111,240	126,340

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
264,130,544 and 262,937,139 shares issued; and 243,785,485 and 243,089,514
shares outstanding, as of December 31, 2016, and December 31, 2015, respectively	641	638
Treasury stock, at cost; 20,345,059 and 19,847,625 shares,
as of December 31, 2016, and December 31, 2015 respectively	(416,829)	(396,455)
Additional paid-in capital	1,132,749	1,110,253
Retained earnings	2,210,459	1,965,291
Total Steel Dynamics, Inc. equity	2,927,020	2,679,727
Noncontrolling interests	(149,561)	(134,616)
Total equity	2,777,459	2,545,111
Total liabilities and equity	$6,423,732	$6,202,082

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014

Net sales
Unrelated parties	$7,607,180	$7,407,233	$8,481,567
Related parties	169,929	187,178	274,385
Total net sales	7,777,109	7,594,411	8,755,952

Costs of goods sold	6,442,245	6,862,693	7,789,741
Gross profit	1,334,864	731,718	966,211

Selling, general and administrative expenses	374,009	328,758	317,275
Profit sharing	71,285	23,064	42,126
Amortization of intangible assets	28,765	24,180	26,490
Asset impairment charges	132,839	428,500	260,000
Operating income (loss)	727,966	(72,784)	320,320

Interest expense, net of capitalized interest	146,037	153,950	137,263
Other expense (income), net	17,796	15,383	18,254
Income (loss) before income taxes	564,133	(242,117)	164,803

Income tax expense (benefit)	204,127	(96,947)	73,153
Net income (loss)	360,006	(145,170)	91,650

Net loss attributable to noncontrolling interests	22,109	14,859	65,374
Net income (loss) attributable to Steel Dynamics, Inc.	$382,115	$(130,311)	$157,024

Basic earnings (loss) per share attributable to Steel Dynamics,
Inc. stockholders	$1.57	$(0.54)	$0.68

Weighted average common shares outstanding	243,576	242,017	232,547

Diluted earnings (loss) per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$1.56	$(0.54)	$0.67

Weighted average common shares and share equivalents outstanding	245,298	242,017	242,078

Dividends declared per share	$0.56	$0.55	$0.46

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

					Additional				Redeemable
	Shares		Common	Treasury	Paid-In	Retained	Noncontrolling	Total	Noncontrolling
	Common	Treasury	Stock	Stock	Capital	Earnings	Interests	Equity	Interests
Balances at January 1, 2014	222,867	35,973	$645	$(718,529)	$1,085,694	$2,179,513	$(51,468)	$2,495,855	$116,514
Proceeds from exercise of stock options,
including related tax effect	1,770	8	5	(164)	32,466	-	-	32,307	-
Dividends declared	-	-	-	-	-	(108,630)	-	(108,630)	-
Conversion of 5.125% convertible
senior notes	15,893	(15,893)	-	317,451	(45,650)	-	-	271,801	-
Noncontrolling investors, net	-	-	-	-	-	-	(646)	(646)	9,826
Equity-based compensation	919	(117)	(15)	2,344	10,925	(64)	-	13,190	-
Comprehensive and net income (loss)	-	-	-	-	-	157,024	(65,374)	91,650	-
Balances at December 31, 2014	241,449	19,971	635	(398,898)	1,083,435	2,227,843	(117,488)	2,795,527	126,340
Proceeds from exercise of stock options,
including related tax effect	737	10	1	(211)	10,975	-	-	10,765	-
Dividends declared	-	-	-	-	-	(133,227)	-	(133,227)	-
Noncontrolling investors, net	-	-	-	-	-	1,082	(2,269)	(1,187)	-
Equity-based compensation	904	(133)	2	2,654	15,843	(96)	-	18,403	-
Comprehensive and net loss	-	-	-	-	-	(130,311)	(14,859)	(145,170)	-
Balances at December 31, 2015	243,090	19,848	638	(396,455)	1,110,253	1,965,291	(134,616)	2,545,111	126,340
Proceeds from exercise of stock options,
including related tax effect	556	12	3	-	9,834	-	-	9,837	-
Dividends declared	-	-	-	-	-	(136,472)	-	(136,472)	-
Noncontrolling investors, net	-	-	-	-	-	(356)	7,164	6,808	(15,100)
Share repurchases	(732)	732	-	(25,034)	-	-	-	(25,034)	-
Equity-based compensation	871	(247)	-	4,660	12,662	(119)	-	17,203	-
Comprehensive and net income (loss)	-	-	-	-	-	382,115	(22,109)	360,006	-
Balances at December 31, 2016	243,785	20,345	$641	$(416,829)	$1,132,749	$2,210,459	$(149,561)	$2,777,459	$111,240

See notes to consolidated financial statements

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014

Operating activities:
Net income (loss)	$360,006	$(145,170)	$91,650

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	296,109	294,595	263,325
Asset impairment charges	132,839	428,500	260,000
Equity-based compensation	31,656	30,181	24,035
Deferred income taxes	53,846	(99,323)	(25,042)
Other adjustments	20,676	19,886	6,218
Changes in certain assets and liabilities:
Accounts receivable	(106,617)	311,302	(2,191)
Inventories	(115,575)	488,003	68,730
Other assets	12,053	(450)	2,407
Accounts payable	106,521	(227,092)	(76,141)
Income taxes receivable/payable	(13,921)	12,706	(22,086)
Accrued expenses	75,176	(59,513)	37,319
Net cash provided by operating activities	852,769	1,053,625	628,224

Investing activities:
Purchases of property, plant and equipment	(198,160)	(114,501)	(111,785)
Acquisition of business, net of cash acquired	(123,351)	(45,000)	(1,669,449)
Other investing activities	8,618	16,874	33,967
Net cash used in investing activities	(312,893)	(142,627)	(1,747,267)

Financing activities:
Issuance of current and long-term debt	473,903	207,930	1,822,096
Repayment of current and long-term debt	(728,993)	(625,924)	(635,578)
Dividends paid	(135,767)	(127,569)	(105,379)
Proceeds from exercise of stock options, including related tax effect	9,564	10,781	32,307
Purchases of treasury stock	(25,034)	-	-
Other financing activities	(19,098)	(10,547)	(28,196)
Net cash provided by (used in) financing activities	(425,425)	(545,329)	1,085,250

Increase (decrease) in cash and equivalents	114,451	365,669	(33,793)
Cash and equivalents at beginning of period	727,032	361,363	395,156

Cash and equivalents at end of period	$841,483	$727,032	$361,363

Supplemental disclosure information:
Cash paid for interest	$150,679	$160,190	$114,310
Cash paid (refunded) for income taxes, net	$159,950	$(9,898)	$120,521

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. The company has three reporting segments: steel operations, metals recycling operations, and steel fabrication operations.  Approximately 9% of the company’s workforce in six locations is represented by collective bargaining agreements, and agreements affecting 7% of the company’s employees at four locations expire during 2017.

Steel Operations Segment

Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division – acquired September 16, 2014, The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc. – acquired August 1, 2016, Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics (IDI), a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and eleven downstream coating lines, and several bar processing lines. Steel operations accounted for 72%, 69%, and 63% of the company’s consolidated net sales during 2016, 2015, and 2014, respectively.

Butler and Columbus Flat Roll Divisions sell a broad range of sheet steel products, such as hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll, galvanized, Galvalume®, and painted products.  The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in non-automotive applications. The Structural and Rail Division sells structural steel beams and pilings to the construction market, as well as standard‑grade and premium rail to the railroad industry. The Engineered Bar Products Division primarily sells engineered, special-bar-quality and merchant-bar-quality rounds, round‑cornered squares, and smaller-diameter round engineered bars. Vulcan Threaded Products Inc. (Vulcan), acquired August 1, 2016, produces threaded rod products and also cold drawn and heat treated bar.  The Roanoke Bar Division primarily sells merchant steel products, including angles, channels and flats, merchant rounds, and reinforcing bar. Steel of West Virginia primarily sells beams, channels and specialty steel sections. The company’s steel operations sell directly to end-users and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets.

Metals Recycling Operations Segment

Metals recycling operations consists solely of OmniSource Corporation (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and consulting services. Metals recycling operations accounted for 15%, 19% and 25% of the company’s consolidated net sales during 2016, 2015, and 2014, respectively.

Steel Fabrication Operations Segment

Steel fabrication operations include the company’s eight New Millennium Building Systems’ joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 9% of the company’s consolidated net sales during 2016 and 2015, and 7% in 2014.

Other

Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that were indefinitely idled in May 2015, and other smaller joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

Our Minnesota ironmaking operations consist of Mesabi Nugget, (owned 83% by us); our wholly-owned iron concentrate and potential future iron mining operations, Mesabi Mining; and our wholly-owned (as of December 31, 2016) iron tailings operations, Mining Resources.  The Minnesota ironmaking operations were indefinitely idled in May 2015. As of December 31, 2016, the company acquired all $15.1 million of the Mining Resources noncontrolling investor’s redeemable noncontrolling units for cancellation and discharge of all obligations owed to Mining Resources and termination of all existing agreements with the noncontrolling investor.  Prior to this transaction, the company owned 82% of Mining Resources.

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

Revenue Recognition and Allowances for Doubtful Accounts

Except for the steel fabrication operations, the company recognizes revenues from sales and the allowance for estimated returns and claims from these sales at the time the title of the product transfers, upon shipment. Provision is made for estimated product returns and customer claims based on historical experience. If the historical data used in the estimates does not reflect future returns and claims trends, additional provision may be necessary. The company’s steel fabrication operations recognizes revenues from construction contracts utilizing a percentage of completion methodology based on steel tons used on completed units to date as a percentage of estimated total steel tons required for each contract. The allowance for doubtful accounts for all operating segments is based on the company’s best estimate of probable credit losses, along with historical experience.

Cash and Equivalents

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations.

Inventories

Inventories are stated at lower of cost or market. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following at December 31 (in thousands):

	2016	2015
Raw materials	$515,924	$419,608
Supplies	383,134	396,349
Work in progress	103,606	90,486
Finished goods	272,547	242,947
Total inventories	$1,275,211	$1,149,390

Property, Plant and Equipment

Property, plant and equipment are stated at cost, which includes capitalized interest on construction in progress amounts, and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 3 to 20 years for plant, machinery and equipment and 10 to 40 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation is provided utilizing the straight-line depreciation methodology, or the units-of-production depreciation methodology for certain production related assets, based on units produced, subject to a minimum and maximum level. Depreciation expense was $260.6 million, $263.2 million, and $229.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.   Refer to Impairment of Long-Lived Tangible and Definite-Lived Other Tangible Assets below in Note 1 for discussions regarding the impairments of various property, plant and equipment in 2016, 2015 and 2014.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

The company’s property, plant and equipment consisted of the following at December 31 (in thousands):

	2016	2015
Land and improvements	$311,005	$328,739
Buildings and improvements	709,809	706,708
Plant, machinery and equipment	3,975,560	3,966,181
Construction in progress	70,615	76,074
	5,066,989	5,077,702
Less accumulated depreciation	2,279,774	2,126,492
Property, plant and equipment, net	$2,787,215	$2,951,210

Intangible Assets

The company’s intangible assets consisted of the following at December 31 (in thousands):

				Weighted
				Average
			Useful	Amortization
	2016	2015	Life	Period
Customer and scrap generator relationships	$446,688	$420,400	10 to 25 years	19 years
Trade names	130,550	85,000	15 to 25 years	18 years
Trade name	-	39,500	Indefinite
Other	1,415	-	3 years	3 years
	578,653	544,900		19 years
Less accumulated amortization	294,676	265,940
	$283,977	$278,960

Refer to “Impairment of Goodwill and Indefinite-Lived Intangible Assets” below in Note 1 for discussion regarding the 2015 impairment of the OmniSource trade name. The company utilizes an accelerated amortization methodology for customer and scrap generator relationships in order to follow the pattern in which the economic benefits of the amounts are anticipated to be consumed.  Trade names are amortized using a straight-line methodology. The company determined that the useful lives were no longer indefinite and began to amortize The Techs $81.8 million trade name in January 2016, and the OmniSource $39.5 million trade name in November 2016.  Amortization of intangible assets was $28.8 million, $24.2 million, and $26.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. Estimated amortization expense, related to amortizable intangibles, for the years ending December 31 is as follows (in thousands):

2017	$29,068
2018	26,434
2019	24,330
2020	22,204
2021	20,415
Thereafter	161,526
Total	$283,977

Impairment of Long-Lived Tangible and Definite‑Lived Intangible Assets

The company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The company considers various factors and determine whether an impairment test is necessary, including by way of examples, a significant and prolonged deterioration in operating results and/or projected cash flows, significant changes in the extent or manner in which an asset is used, technological advances with respect to assets which would potentially render them obsolete, our strategy and capital planning, and the economic climate in markets to be served.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

A long-lived asset is classified as held for sale upon meeting specified criteria related to ability and intent to sell. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. As of December 31, 2016 and 2015, the company reported $29.3 and $8.6 million, respectively, of assets held for sale within other current assets in our consolidated balance sheet.  An impairment loss is recognized for any initial or subsequent write-down of the asset held for sale to its fair value less cost to sell.  For assets determined to be classified as held for sale in the year ended December, 31, 2016, the asset carrying amounts approximated their fair value less cost to sell. The company recorded $10.3 million asset impairment charge in the consolidated statement of operations for assets determined to be classified as held for sale in the year ended December 31, 2015.  The company determined fair value using Level 3 inputs as provided for under ASC 820, consisting of information provided by brokers and other external sources along with management’s own assumptions.

Significant events occurred during the fourth quarter of 2016, including the previously noted termination of all existing agreements with the Mining Resources noncontrolling investor, that represented impairment indicators related primarily to Mining Resources and Mesabi Mining fixed assets within our Minnesota ironmaking operations.  These impairment indicators were substantively separate and different from the impairment indicators that existed within our Minnesota ironmaking operations in the fourth quarter of 2014, discussed below.  Therefore, we undertook a fourth quarter 2016 assessment of the recoverability of the carrying amounts of primarily our Mining Resources and Mesabi Mining operation’s fixed assets.  With the company’s outlook at the time of this 2016 assessment regarding future cash flows, the company concluded that the carrying amounts of the fixed assets were no longer fully recoverable, and they were in fact impaired. This 2016 assessment resulted in a non-cash asset impairment charge of $127.3 million, including amounts attributable to noncontrolling interests of $13.1 million, which reduced net income attributable to Steel Dynamics, Inc. by $72.9 million for the year ended December 31, 2016.

During the fourth quarter of 2014, our Minnesota ironmaking operations reached a steady operating state, indicating a consistency in the operations’ production capability, processes and cost structure, including the ability to utilize certain lower-cost raw materials.  Given our outlook at that time regarding future operating costs and product pricing and resulting future cash flows, we concluded that the carrying amounts of primarily our Mesabi Nugget fixed assets, within our Minnesota ironmaking operations, were no longer fully recoverable, and were in fact impaired. This 2014 assessment resulted in non-cash asset impairment charge of $260.0 million, including amounts attributable to noncontrolling interests of $46.5 million, which reduced net income attributable to Steel Dynamics, Inc. by $132.6 million for the year ended December 31, 2014.

The carrying values of the impaired assets were adjusted to their estimated fair values at that time as determined primarily on the cost approach, as well as expected future discounted cash flows (an income approach), using Level 3 inputs as provided for under ASC 820.

Goodwill

The company’s goodwill is allocated to the following reporting units at December 31 (in thousands):

	2016	2015
Columbus Flat Roll Division – Steel Operations Segment	$19,682	$19,682
The Techs – Steel Operations Segment	142,783	142,783
Vulcan Threaded Products – Steel Operations Segment	7,824	-
Roanoke Bar Division – Steel Operations Segment	29,041	29,041
Butler Flat Roll Division, Structural and Rail Division, and Engineered
Bar Division – Metals Recycling Operations Segment	95,000	95,000
OmniSource – Metals Recycling Operations Segment	97,096	109,039
New Millennium Building Systems – Steel Fabrication Operations Segment	1,925	1,925
	$393,351	$397,470

In 2016, a $5.5 million OmniSource goodwill impairment charge was recorded in conjunction with OmniSource entering into a definitive sale agreement with a third-party pertaining to certain OmniSource long-lived assets (classified and reported as held for sale as of December 31, 2016), inventory and spare parts, as provided under ASC 350. OmniSource goodwill decreased an additional $6.4 million in 2016 in recognition of the 2016 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill. In 2015, a $341.3 million OmniSource goodwill impairment charge was recorded pursuant to the company’s annual review for impairment of goodwill and indefinite-lived intangible assets, as discussed further under “Impairment of Goodwill and Indefinite-Lived Intangible Assets” below. Cumulative OmniSource goodwill impairment charges were $346.8 million at December 31, 2016, and $341.3 million at December 31, 2015.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Impairment of Goodwill and Indefinite‑Lived Intangible Assets

At least once annually (as of October 1) or when indicators of impairment exist, the company performs an impairment test for goodwill and other indefinite-lived intangible assets. Goodwill is allocated to various reporting units, which are generally one level below the company’s operating segments. The company utilizes a two-stepped approach to evaluate goodwill impairment. The first step of the test determines if there is potential goodwill impairment. In this step, the company compares the fair value of the reporting unit to its carrying amount (which includes goodwill). The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows (income approach), and by using a market approach based upon an analysis of valuation metrics of comparable peer companies, Level 3 inputs as provided for under ASC 820. If the fair value exceeds the carrying value, there is no impairment. If the carrying amount exceeds the fair value, the company performs the second step of the test, which measures the amount of impairment loss to be recorded. In the second step, the company compares the carrying amount of the goodwill to the implied fair value of the goodwill based on the net fair value of the recognized and unrecognized assets and liabilities of the reporting unit to which it is allocated. If the implied fair value is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill is less than its carrying value.

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

During the company’s 2015 annual goodwill and indefinite-lived intangible asset impairment analysis, we determined that the fair value of OmniSource was less than its carrying value, and upon the completion of the second step of the impairment analysis, that the goodwill and trade name indefinite-lived intangible assets were impaired.  The decrease in OmniSource fair value from our 2014 impairment analysis was due primarily to the reduction in expected future cash flows based on management’s view at the time of the 2015 analysis of the weak longer-term global scrap commodity outlook. This outlook became clearer in the fourth quarter of 2015 from the longevity of: 1) the prolonged strength of the United States dollar decreasing scrap export volume (resulting in excess domestic supply); 2) currency devaluation contributing to China and Russia supplying alternative scrap materials to Turkey, versus those coming from the United States; and 3) slower global growth decreasing demand for scrap. While the scrap commodity outlook deteriorated throughout much of 2015, there were indicators of improvement during the year such as the restoration of the ratio of iron ore to scrap costs to a more historically consistent relationship, as well as a mid-year scrap pricing increase, versus the monthly decreases experienced throughout much of the year, including large decreases in both the first and fourth quarters.  Upon the fourth quarter decrease in selling prices and resulting metal spreads, we concluded that the impact of the factors noted above were longer-term, which resulted in our reassessment of our future long-term cash flows. The OmniSource goodwill and trade name indefinite-lived intangible assets were written down to their respective fair values at that time, resulting in non-cash asset impairment charges of $341.3 million and $68.5 million, respectively, that are reflected in asset impairment charges in the consolidated statement of operations for the year ended December 31, 2015, within the metals recycling operations.  No impairment was identified during the company’s 2016 annual goodwill and indefinite-lived intangible asset impairment analysis.

Equity‑Based Compensation

The company has several stock‑based employee compensation plans which are more fully described in Note 6. Compensation expense for restricted stock units, deferred stock units, restricted stock, and performance awards is recorded over the vesting periods using the fair value as determined by the closing fair market value of the company’s common stock on the grant date, and with respect to performance awards, an estimate of probability of award achievement during the performance period. The company recognizes forfeitures as they occur.  Compensation expense for these stock‑based employee compensation plans was $30.4 million, $27.1 million, and $22.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, and stock options, and in 2014 dilutive shares related to the company’s convertible subordinated debt; and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common stock equivalents as of and for the years ended December 31, 2016, and 2014. There were 1.5 million anti-dilutive common stock equivalents as of and for the year ended December 31, 2015.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share data):

	2016			2015
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$382,115	243,576	$1.57	$(130,311)	242,017	$(0.54)
Dilutive restricted stock and deferred
stock units, and stock options	-	1,722		-	-
Diluted earnings per share	$382,115	245,298	$1.56	$(130,311)	242,017	$(0.54)

	2014
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$157,024	232,547	$0.68
Dilutive restricted stock and deferred
stock units, and stock options	-	1,828
5.125% convertible senior notes	4,327	7,703
Diluted earnings per share	$161,351	242,078	$0.67

Concentration of Credit Risk

Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments and accounts receivable. The company places its temporary cash investments with high credit quality financial institutions and companies, and limits the amount of credit exposure from any one entity. The company is exposed to credit risk in the event of nonpayment by customers. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. Management’s estimation of the allowance for doubtful accounts is based upon known credit risks, historical loss experience and current economic conditions affecting the company’s customers. Customer accounts receivable are charged off when all collection efforts have been exhausted and the amounts are deemed uncollectible. Heidtman Steel Products (Heidtman), a related party, accounted for 3% and 5% of the company’s net accounts receivable at December 31, 2016, and 2015, respectively.

Derivative Financial Instruments

The company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. Changes in the fair value of derivatives that are designated as hedges, depending on the nature of the hedge, are recognized as either an offset against the change in fair value of the hedged balance sheet item in the case of fair value hedges or as other comprehensive income in the case of cash flow hedges, until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

In the normal course of business, the company has derivative financial instruments in the form of forward contracts in various commodities, may have involvement with derivative financial instruments related to managing fluctuations in foreign exchange rates, and in the past has had derivative financial instruments related to managing fluctuations in interest rates. At the time of acquiring these financial instruments, the company designates and assigns these instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished, or the anticipated transaction being hedged is no longer expected to occur, the company recognizes the gain or loss on the designated hedged financial instrument.

The company routinely enters into forward contracts in various commodities, primarily nonferrous metals (specifically aluminum and copper) in our metals recycling operations, to reduce exposure to commodity related price fluctuations. The company does not enter into these derivative financial instruments for speculative purposes.

Recently Adopted/Issued Accounting Standards

In March 2016, the FASB issued Improvement to Employee Share-based Payment Accounting (ASU 2016-09), which simplifies several aspects of accounting for share-based payment transactions, including recognizing excess tax benefits and deficiencies as income tax expense or benefit in the income statement and as operating activities within the statement of cash flows, and an option to recognize gross stock compensation expense with actual forfeitures recognized as incurred. This new guidance is effective for annual and interim periods beginning after December 15, 2016, but can be early adopted.  The company early adopted the provisions of ASU 2016-09 effective December 31, 2016. As a result of adoption, an income tax benefit of $5.0 million has been recorded to reflect the excess tax benefit of share-based payments during 2016. Excess tax benefits in 2015 and 2014 recorded through equity (additional paid-in capital) were not changed, and thus tax expense as previously reported for 2015 and 2014 were not affected. Cash paid to tax authorities from shares withheld to satisfy the company’s statutory income tax withholding obligation of $13.4 million in 2016 are presented as financing activity in the 2016 statement of cash flows, and $8.8 million and $10.7 million in 2015 and 2014, respectively, were reclassified to financing activity from operating activity in the 2015 and 2014 statement of cash flows.

In August 2016, the FASB issued Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance is effective for years beginning after December 15, 2018, but can be early adopted, and is generally applied on a retrospective basis. The company early adopted the provisions of ASU 2016-15 effective December 31, 2016. As a result of adoption, cash payments for debt extinguishment costs of $13.4 million in 2016 have been included in repayments of current and long-term debt financing activity in the statement of cash flows, and $13.4 million of cash payments for debt extinguishment costs in 2015 have been reclassified from operating activity to repayments of current and long-term debt financing activity in the statement of cash flows. In addition, $7.0 million was reclassified from operating activity to investing activity in the 2015 statement of cash flows.

In May 2014, the FASB issued ASU 2014-09, which is codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition.  FASB has since issued clarifying guidance in the form of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Consideration (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contract with Customers : Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, collectively (ASC 606). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and potential uncertainty of revenue that is recognized. ASC 606 guidance is effective for annual and interim periods beginning after December 15, 2017, but can be early adopted for annual and interim periods ending after December 15, 2016, using a full retrospective or modified retrospective approach.  The company is currently working through an adoption plan and has identified current revenue streams and initially analyzed those revenue streams pursuant to the new accounting requirements. The company intends to complete the adoption plan during the second half of 2017, including final determination of whether the accounting impact of ASC 606 significantly differs from the company’s current revenue accounting, evaluating and concluding on the timing and method of adoption and related disclosure, and determine whether implementation of the new standard may affect functions, processes and systems within the company. Based on our analysis within the adoption plan completed to date, the company preliminarily does not believe there will be significant change in the amount or timing of revenue recognized under the new standard, or significant changes required to the company’s functions, processes or systems. The company preliminarily intends to adopt ASU 2014-09 in the first quarter of 2018. These preliminary assessments may however change as we complete the adoption plan.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11), which requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market.  This new guidance is effective for annual and interim periods beginning after December 15, 2016, but can be early adopted. The company will adopt ASU 2015-11 as required in the first quarter of 2017 on a prospective basis, and thus does not believe adoption will have a significant impact on its financial condition, results of operations, or cash flow.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): which establishes a new lease accounting model that requires lessees to recognize a right of use asset and related lease liability for most leases having lease terms of more than 12 months (ASU 2016-02).  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  This new guidance is effective for annual and interim periods beginning after December 15, 2018, but can be early adopted.  The company is currently evaluating the impact of the provisions of ASU 2016-02, including the timing of adoption.

Note 2.  Acquisitions

Vulcan Threaded Products, Inc.

On August 1, 2016, the company acquired 100% of Vulcan Threaded Products, Inc. (Vulcan) in Pelham, Alabama, for $113.0 million in cash from available funds. Vulcan is the nation’s largest manufacturer and supplier of threaded rod products, and also produces cold drawn and heat treated bar. The acquisition of Vulcan is consistent with one of our target growth objectives – higher-margin downstream business opportunities that utilize our steel products in their manufacturing processes. Vulcan utilizes special-bar-quality products produced at our Engineered Bar Products Division. Post-closing operating results of Vulcan are reflected in the steel operations reporting segment.

The aggregate purchase price was allocated to the opening balance sheet of Vulcan as of the August 1, 2016, acquisition date, based on the company’s valuation of the fair value of the acquired assets, assumed liabilities, and identifiable intangible assets (in thousands). The fair values were determined using various valuation techniques that in each case used Level 3 inputs as provided for under ASC 820.

Current assets, net of cash acquired	$37,242
Property, plant & equipment	40,213
Intangible assets	32,930
Goodwill	7,824
Total assets acquired	118,209
Liabilities assumed	5,197
Net assets acquired	$113,012

The intangible assets acquired include customer relationships of $25.6 million, trade name of $6.1 million, and other intangibles of $1.2 million. The company utilizes an accelerated amortization methodology to follow the pattern in which the economic benefits of the customer relationship intangible asset is anticipated to be consumed over its 20 year assigned life. The company amortizes the intangible assets related to the trade name using a straight-line methodology over its 25 year assigned life. Amortization expense for these intangible assets was $872,000 in 2016, and will be $2,652,000 in 2017, $2,552,000 in 2018, $2,081,000 in 2019, $1,742,000 in 2020, $1,642,000 in 2021, and $21.4 million thereafter.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt

The company’s borrowings consisted of the following at December 31 (in thousands):

	2016	2015
5.125% senior notes due 2021	$700,000	$700,000
6 3/8% senior notes due 2022	350,000	350,000
5 1/4% senior notes due 2023	400,000	400,000
5.500% senior notes due 2024	500,000	500,000
5.000% senior notes due 2026	400,000	-
6 1/8% senior notes due 2019	-	400,000
Senior term loan	-	237,500
Other obligations	36,791	40,634
Total debt	2,386,791	2,628,134
Less debt issuance costs	29,965	33,478
Total amounts outstanding	2,356,826	2,594,656
Less current maturities	3,632	16,680
Long-term debt	$2,353,194	$2,577,976

Financing Activity

In December 2016, the company issued $400.0 million of 5.000% senior notes due 2026 (the "2026 Notes"), the proceeds of which, along with available cash, were used to fund the December 2016 tender offer to purchase at a redemption price of 103.388% a total of $266.3 million principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, of the company's 6.125% senior notes due 2019 (the "2019 Notes"), and the December 2016 call and repayment at a redemption price of 103.063% of the $133.7 million remaining outstanding principal amount of the 2016 Notes plus accrued and unpaid interest to, but not including, the date of repayment. In addition, the company repaid the remaining $228.1 million of outstanding senior secured term loan debt with available cash in December 2016, which was set to mature in November 2019.  The company recorded expenses related to tender and call premiums, write off of unamortized debt issuance costs, and other expenses of $16.5 million, which are reflected in other expenses in the consolidated statement of operations for the year ended December 31, 2016.

On March 16, 2015, the company called and repaid all $350.0 million of its outstanding 7 5/8% Senior Notes due 2020 (the “2020 Notes”) at a redemption price of 103.813% of the principal amount of the 2020 Notes, plus accrued and unpaid interest to, but not including, the date of redemption. Associated premiums and the write off of deferred financing costs of approximately $16.7 million were recorded in other expense in conjunction with the redemption.

In September 2014, the company issued $700.0 million of 5.125% Senior Notes due 2021 (the “2021 Senior Notes”) and $500.0 million of 5.500% Senior Notes due 2024 (the “2024 Senior Notes”), combined the “Senior Notes”. The proceeds from the issuance of the Senior Notes, along with cash on hand and borrowings under the company’s then existing senior secured credit facility, were used to fund the September 16, 2014 acquisition of the Columbus Flat Roll Division.

In June 2014, holders of $271.8 million principal amount of the company’s 5.125% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”), exercised their option to convert the Convertible Notes into shares of common stock by the close of business on June 12, 2014, the conversion election deadline. The conversion rate provided under the terms of the Convertible Notes was 58.4731 shares of common stock per $1,000 principal amount of Convertible Notes, equivalent to a conversion price of approximately $17.10 per share of common stock, resulting in the company issuing a total of 15,893,457 shares of common stock from treasury shares upon conversion of the Convertible Notes. The remaining $15.7 million of the outstanding Convertible Notes was paid in cash on June 16, 2014.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

Senior Secured Credit Facility, due 2019

     The company’s November 2014 senior secured credit facility (“Facility”), which provides a $1.2 billion Revolver, matures November 2019. Subject to certain conditions, the company has the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of the company’s subsidiaries; and is secured by substantially all of the company’s and its wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of the company’s wholly-owned subsidiaries’ capital stock or other equity interests, and intercompany debt held by the company as collateral. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes.

The Facility pricing grid is adjusted quarterly, and is based on the company’s leverage of net debt (as defined in the Facility) to last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility). The minimum pricing is LIBOR plus 1.00% or Prime, and the maximum pricing is LIBOR plus 2.00% or Prime plus 1.00%.  In addition, the company is subject to an unused commitment fee of between 0.225% and 0.375% (based on leverage of net debt to LTM EBITDA) which is applied to the unused portion of the Revolver each quarter.

The Facility contains financial covenants and other covenants pertaining to the company’s ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions, or enter into other specified transactions and activities. The company’s ability to borrow funds within the terms of the Revolver is dependent upon its continued compliance with the financial and other covenants. At December 31, 2016, the company had $1.2 billion of availability on the Revolver, $12.4 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under the company’s Facility state that it must maintain an interest coverage ratio of not less than 2.50:1.00. The company’s interest coverage ratio is calculated by dividing its LTM consolidated adjusted EBITDA by its LTM gross interest expense less amortization of financing fees. In addition, a net debt (as defined in the Facility) to LTM consolidated adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, the company’s ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At December 31, 2016, the company’s interest coverage ratio and net debt leverage ratio were 8.32:1.00 and 1.58:1.00, respectively. The company was therefore in compliance with these covenants at December 31, 2016, and anticipates remaining in compliance during the next twelve months.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

Senior Unsecured Notes

We have five different tranches of senior unsecured notes (Notes) outstanding.  These Notes are in equal right of payment with all existing and future senior unsecured indebtedness and are senior in right of payment to all subordinated indebtedness. These Notes contain provisions that allow the company to redeem the senior notes on or after the dates and at redemption prices (expressed as a percentage of principal amount) listed below. Additionally, these Notes generally allow the company to redeem some or all of the Notes by paying a “make-whole” premium any time prior to the dates listed below. The company may redeem up to 35% of each of the Notes at a redemption price and by the dates listed below using the proceeds from the sales of the company’s common stock. See the key terms of each of the Notes outstanding below.

Issue	2021 Notes	2022 Notes	2023 Notes	2024 Notes	2026 Notes
Outstanding Balance	$700.0 million	$350.0 million	$400.0 million	$500.0 million	$400.0 million
Stated Interest Rate	5.125%	6 3/8%	5 1/4%	5.500%	5.000%
Semi-Annual Interest Payment Dates	April 1 and	February 15 and	April 15 and	April 1 and	June 15 and
	October 1	August 15	October 15	October 1	December 15
Equity Redemption Option Price & Date	105.125%	N/A – date	N/A – date	105.500%	105.000%
	October 1, 2017	passed	passed	October 1, 2017	December 15, 2019

“Make-whole” Option Date	October 1, 2017	August 15, 2017	April 15, 2018	October 1, 2019	December 15, 2021
First Call Price & Date	102.563%	103.188%	102.625%	102.750%	102.500%
	October 1, 2017	August 15, 2017	April 15, 2018	October 1, 2019	December 15, 2021

Second Call Price & Date	101.281%	102.125%	101.750%	101.833%	101.667%
	October 1, 2018	August 15, 2018	April 15, 2019	October 1, 2020	December 15, 2022

Third Call Price & Date	100.000%	101.063%	100.875%	100.917%	100.833%
	October 1, 2019	August 15, 2019	April 15, 2020	October 1, 2021	December 15, 2023

Fourth Call Price & Date	-	100.000%	100.000%	100.000%	100.000%
		August 15, 2020	April 15, 2021	October 1, 2022	December 15, 2024

Maturity Date	October 1, 2021	August 15, 2022	April 15, 2023	October 1, 2024	December 15, 2026

Other Obligations

Minnesota Economic Development State Secured Loans.  Mesabi Nugget has loans from various Minnesota state agencies related to the construction and ultimate operation of Mesabi Nugget. These loans require monthly principal and interest payments, at a 3.5% interest rate until February 2017, and then changing to 5.0% through maturity in 2027. Amounts due under these loans were $22.3 million and $24.0 million at December 31, 2016, and 2015, respectively.

Other Secured Loans.  One of the company’s controlled subsidiaries entered into financing agreements for certain equipment which bear interest at 6.0%, with monthly principal and interest payments required through maturities in 2027 and 2028.  The outstanding principal balance of these agreements was $9.5 million and $10.1 million at December 31, 2016, and 2015, respectively.

One of the company’s controlled subsidiaries has a secured credit agreement in 2015 which provides a revolving variable rate credit facility of up to $40.0 million, subject to a borrowing base determined from eligible accounts receivable and inventory, and other cash flow restrictions. Interest is payable monthly. There were no amounts outstanding under this credit facility as of December 31, 2016.

Unsecured Loans.  The company has an unsecured electricity transmission facility loan which bears interest at 8.1%, with monthly principal and interest payments required through maturity in 2022. The company has an unused $3.0 million stand-by letter of credit in conjunction with this loan. The outstanding principal balance was $4.2 million and $4.9 million as of December 31, 2016, and 2015, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Long-Term Debt (Continued)

Outstanding Debt Maturities

Maturities of outstanding debt as of December 31, 2016, are as follows (in thousands):

2017	$3,632
2018	3,102
2019	3,292
2020	3,491
2021	703,708
Thereafter	1,669,566
$2,386,791

The company capitalizes interest on all qualifying construction in progress assets. For the years ended December 31, 2016, 2015, and 2014, total interest costs incurred were $148.5 million, $154.4 million, and $139.7 million, respectively, of which $2.5 million, $457,000 and $2.5 million, respectively, were capitalized.

Note 4. Income Taxes

The company files a consolidated federal income tax return.  The current and deferred federal and state income tax expense (benefit) for the years ended December 31 is as follows:

	2016	2015	2014
Current income tax expense	$153,176	$6,391	$94,312
Deferred income tax expense (benefit)	50,951	(103,338)	(21,159)
Total income tax expense (benefit)	$204,127	$(96,947)	$73,153

A reconciliation of the statutory rates to the actual effective tax rates for the years ended December 31 are as follows:

	2016	2015	2014
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6	6.3	4.6
Domestic manufacturing deduction	(2.5)	-	(4.8)
Noncontrolling interests	1.4	(2.1)	13.9
Federal research and development tax credits	(0.2)	-	(1.5)
Other permanent differences	(0.1)	0.8	(2.8)
Effective tax rate	36.2%	40.0%	44.4%

The company’s early adoption of Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) on December 31, 2016, resulted in an income tax benefit of $5.0 million to reflect the excess tax benefit of share-based payments recorded during 2016. Tax expense for the years ended December 31, 2016 and 2015 was not affected.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes (Continued)

Significant components of the company’s deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2016	2015
Deferred tax assets
Accrued expenses and allowances	$24,986	$21,205
Inventories	11,805	21,559
Net operating loss carryforwards	48,920	61,148
Intangible Assets	14,779	28,553
Other	8,491	8,684
	108,981	141,149
Less: valuation allowance	(33,427)	(26,835)
Total net deferred tax assets	75,554	114,314

Deferred tax liabilities
Property, plant and equipment	(519,977)	(511,596)
Other	(3,952)	(3,488)
Total deferred tax liabilities	(523,929)	(515,084)
Net deferred tax liability	$(448,375)	$(400,770)

Certain wholly-owned and controlled subsidiaries of the company file separate federal and state income tax returns. These subsidiaries have generated federal net operating loss carryforwards of $85.6 million which expire in 2032 to 2036, and state net operating loss carryforwards which principally expire in the years 2024 to 2036. Management has considered the scheduled reversal of the deferred tax liabilities, historical taxable losses, projected taxable income and tax planning strategies in determining that it is more likely than not that the some of the deferred tax assets relating to the tax loss carryforwards of the subsidiaries will not be realized. Based on these evaluations, valuation allowances of $33.4 million and $26.8 million have been recorded as of December 31, 2016, and 2015, respectively.  The $6.6 million increase in valuation allowance in the year ended December 31, 2016, primarily relates to the realizability of certain federal tax net operating loss carryforwards.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Balance at January 1	$15,991	$17,338	$26,564
Increases related to current year tax positions	300	-	1,050
Increases related to prior year tax positions	5,452	81	653
Decreases related to prior year tax positions	(535)	(719)	(2,298)
Settlements with taxing authorities	(2,101)	(70)	(8,631)
Lapses in statute of limitations	-	(639)	-
Balance at December 31	$19,107	$15,991	$17,338

Included in the balance of unrecognized tax benefits at December 31, 2016, are potential benefits of $11.8 million that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2016, the company recognized expense from the increase of interest expense of $170,000, net of tax.  In addition to the unrecognized tax benefits in the table above, the company had $4.8 million accrued for the payment of interest and penalties at December 31, 2016.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes (Continued)

The company files income tax returns in the United States federal jurisdiction as well as income tax returns in various state jurisdictions. The IRS is currently examining the company’s federal income tax returns for the years 2010 through 2015.  At this time the company does not believe there will be any significant examination adjustments that would result in a material change to the company’s financial position, results of operations or cash flows. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months as a result of these federal income tax audits, and other state income tax audits. Based on the current audits in process, the payment of taxes as a result of audit settlements could be in an amount from zero to $5.7 million by the end of 2017. With the exception of the 2010 federal return which is currently under audit, the company is no longer subject to federal, state and local income tax examinations by tax authorities for years ended before 2011.

Note 5. Shareholders’ Equity

Cash Dividends

The company declared cash dividends of $136.5 million, or $0.56 per common share, during 2016; $133.2 million, or $0.55 per common share, during 2015; and $108.6 million, or $0.46 per common share, during 2014. The company paid cash dividends of $135.8 million, $127.6 million and $105.4 million during 2016, 2015, and 2014, respectively.

Treasury Stock

During 2016, the company’s board of directors authorized a share repurchase program of up to $450.0 million of the company’s common stock in open market or private transactions, cancelling the previously authorized program. The share repurchase program does not require the company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the company.  The company repurchased approximately 732,000 shares for $25.0 million during 2016, and did not repurchase any shares during 2015 or 2014.  At December 31, 2016, the company had authorization to repurchase $425.0 of additional shares. The share repurchase program does not have an expiration date.

Note 6. Equity‑based Incentive Plans

2015 Equity Incentive Plan (2015 Plan)

The 2015 Plan was designed to attract, motivate and retain qualified persons that are able to make important contributions to the company’s success. To accomplish these objectives, the 2015 Plan provides for awards of equity‑based incentives through granting of stock options, restricted stock units (RSUs), deferred stock units (DSUs), restricted stock awards, unrestricted stock awards, stock appreciation rights (SARs), and performance awards, such as long-term incentive compensation program (LTIP). The company’s stockholders approved the 2015 Plan in May 2015, and 12.5 million shares of common stock were reserved for issuance upon exercise of equity grants through December 31, 2025. The 2015 Plan replaced the 2006 Amended and Restated Equity Incentive Plan (Expired 2006 Plan).  The 2015 Plan remains substantially the same as the Expired 2006 Plan that would have expired December 31, 2015. No further awards can be made under the Expired 2006 Plan and any shares that do not vest or are forfeited will simply be canceled. The 2015 Plan uses a fungible share concept under which any awards that are not a full-value award, such as stock options and stock appreciation rights, will be counted against the share limit as one share for each share of common stock, and awards that are full-value awards, such as RSUs, DSUs, restricted and unrestricted stock awards, and performance awards, will be counted against the share limit as 2.09 shares for each share of common stock. At December 31, 2016, there were 7.2 million shares in the fungible share reserve still available for issuance.

Substantially all of the company’s employees receive RSUs, which are granted annually in November at no cost to employees, vest 100% over the shorter of two years from grant date or upon the recipient reaching retirement eligible age (59½ years), and the stock is issued to employees upon vesting. Prior to 2012, substantially all of the company’s employees were granted stock options at an exercise price of 100% of the fair market value of the company’s common stock on the date of grant, which vested 100% six months after the date of grant, with a maximum term of five years. The company satisfies RSUs and stock options with newly issued shares, and satisfies restricted stock awards, deferred stock units, and performance awards with treasury shares. In addition to the RSUs, stock options and LTIP awards granted during the three year period ended December 31, 2016, presented below, the company awarded 60,000, 51,000 and 54,000 DSUs in 2016, 2015 and 2014, respectively, and 86,000 SARs in 2016.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity‑based Incentive Plans (Continued)

Restricted Stock Units

A summary of the company’s RSU activity and outstanding RSUs as of December 31, 2016, are presented below (dollars in thousands except grant date fair value):

		Weighted	Aggregate
	Number	Average Grant	Intrinsic	Unrecognized
	of RSUs	Date Fair Value	Value	Compensation
Outstanding RSUs as of January 1, 2014	2,279,643	$14.97	$44,544	$22,197
Granted	1,121,416	$21.82
Vested	(1,245,489)	$13.20
Forfeited	(144,344)	$15.51
As of December 31, 2014	2,011,226	$19.85	$39,702	$25,171
Granted	1,589,309	$16.70
Vested	(1,197,403)	$18.13
Forfeited	(124,428)	$19.89
As of December 31, 2015	2,278,704	$18.55	$40,720	$27,615
Granted	852,063	$32.40
Vested	(962,828)	$22.76
Forfeited	(139,922)	$18.50
As of December 31, 2016 (nonvested)	2,028,017	$22.38	$72,157	$29,086

The weighted average remaining life before vesting of the outstanding RSUs as of December 31, 2016, is 1.25 years. The fair value of RSUs vesting during 2016, 2015, and 2014 was $34.3 million, $21.4 million, and $24.6 million, respectively, and was net-share settled such that the company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld in 2016, 2015, and 2014 were approximately 338,000, 427,000, and 444,000 shares, respectively, and were based on the value of the RSUs on their vesting dates as determined by the company’s closing stock price.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity‑based Incentive Plans (Continued)

Stock Options

A summary of the company’s stock option activity and certain information concerning the company’s outstanding options are presented below.  There have been no stock options granted since 2011, thus the five year maximum term of the 2011 grant has expired, no stock options remain outstanding or exercisable, and there is no unrecognized stock option compensation expense at December 31, 2016.

		Weighted	Weighted Average
	Number	Average	Grant Date
	of Options	Exercise Price	Fair Value
Outstanding options as of January 1, 2014	3,257,170	$14.84	$5.58
Exercised	(1,773,872)	$15.01	$5.57
Forfeited	(84,783)	$14.98	$5.45
As of December 31, 2014	1,398,515	$14.62	$5.61
Exercised	(753,159)	$14.75	$5.75
Forfeited	(49,411)	$15.02	$5.87
As of December 31, 2015	595,945	$14.43	$5.41
Exercised	(570,197)	$14.41	$5.40
Forfeited	(25,748)	$14.96	$5.62
As of December 31, 2016	-	N/A	N/A

The aggregate intrinsic value of options exercised was $5.6 million, $4.0 million, and $9.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Long-Term Incentive Compensation Program (LTIP)

The company maintains an LTIP performance-based program directed toward key senior executives of the company, as determined at the discretion of the Compensation Committee of the Board of Directors. Awards are in shares of the company’s common stock using the stock price on the first day of the performance period to convert each key senior executive’s predetermined multiple of annual base salary. The performance period is generally three years; however, certain transition awards were issued in 2013 with shorter performance periods. Performance is measured in terms of equal portions of revenue growth, operating margin, return on invested capital and return on equity of the company as compared to the same measures, similarly treated, of a pre-established group of steel sector competitors. Awards earned can range from zero to 100% of the shares awarded. Once earned on the basis of performance, one-third of the shares vest immediately, and the remaining shares vest equally over an additional two-year service-based vesting period requirement. The Compensation Committee granted the following three-year performance period awards, and two-year performance period transition award, which have been earned and have or will be issued over the vesting period as follows:

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Equity‑based Incentive Plans (Continued)

	Maximum
	Shares That	Award
	Could Be Issued	Earned	Award Issued/Issuable

2013 LTIP Award:
One-year performance period transition award	173,319	164,653	54,885	March 2014
			54,884	March 2015
			54,884	March 2016

Two-year performance period transition award	173,319	159,457	53,154	March 2015
			66,252	March 2016
			40,051	March 2017

Three-year performance period award	173,319	149,060	74,179	March 2016
			37,441	March 2017
			37,440	March 2018

2014 LTIP Award:
Three-year performance period award	204,740	200,644	66,882	March 2017
			66,882	March 2018
			66,880	March 2019
2015 LTIP Award:
Three-year performance period award	236,434	*	*

2016 LTIP Award:
Three-year performance period award	324,469	*	*

* Not yet earned as performance period not complete.

2013 Executive Incentive Compensation Plan (Executive Plan)

Pursuant to the company’s existing Executive Plan, certain officers and other senior management members of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the cash portion of the bonus exceeds the predetermined maximum cash payout, the excess bonus up to a fixed percentage of base salary is distributed as common stock of the company, of which one-third of the shares vest immediately and the remaining shares vest equally over an additional two-year service-based vesting period requirement. The company’s stockholders approved the Executive Plan in May 2013, and 2.5 million shares of company stock were reserved for issuance through February 28, 2018. At December 31, 2016, 2.2 million shares under the Executive Plan remained available for issuance. Pursuant to the Executive Plan, 117,000 shares were awarded with a market value of $4.0 million for the award year 2016, no shares were awarded for the award year 2015, and 221,900 shares were awarded with a market value of $3.8 million for the award year 2014.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan allows eligible employees, at their election, to purchase shares of the company’s stock on the open market at fair market value with a designated broker through payroll deductions. The maximum allowable payroll deduction for the plan, excluding company matching contributions, is $10,400 in any calendar year. The company provides matching contributions of 10% of employees’ payroll deductions. The company’s total expense for the plan was $514,000, $468,000, and $376,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.  Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. The company utilizes derivative instruments to mitigate commodity margin risk, occasionally to mitigate foreign currency exchange rate risk and have in the past to mitigate interest rate fluctuation risk. The company routinely enters into forward exchange traded futures and option contracts to manage the price risk associated with nonferrous metals inventory as well as purchases and sales of nonferrous metals (primarily aluminum and copper).  The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements.

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of December 31, 2016 (MT represents metric tons):

Commodity Futures	Long/Short	Total
Aluminum	Long	2,125	MT
Aluminum	Short	2,925	MT
Copper	Long	9,109	MT
Copper	Short	13,745	MT

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets and gains or losses related to derivatives included in the company’s consolidated statements of operations as of and for the years ended December 31 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivative instruments designated
as fair value hedges -
Commodity futures	Other current assets	$2,910	$857	$1,300	$2,860

Derivative instruments not designated
as hedges -
Commodity futures	Other current assets	1,150	908	783	1,065
Total derivative instruments		$4,060	$1,765	$2,083	$3,925

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting agreements totaled $3.2 million and $3.4 million at December 31, 2016, and 2015, respectively, and are reflected in other current assets in the consolidated balance sheets.

		Amount of
		gain (loss)			Amount of
		recognized in			loss recognized in
		income on			income on related
	Location of gain	derivatives		Location of	hedged items for
	(loss) recognized	for the year ended	Hedged items in	loss recognized	the year ended
	in income on	December 31,	fair value hedge	in income on	December 31,
	derivatives	2016	relationships	related hedged items	2016
Derivatives in fair value
hedging relationships -
Commodity futures	Costs of goods sold	$3,596	Firm commitments	Costs of goods sold	$(3,901)
			Inventory	Costs of goods sold	(538)
Derivatives not designated					$(4,439)
as hedging instruments -
Commodity futures	Costs of goods sold	$(8,450)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.  Derivative Financial Instruments (Continued)

		Amount of
		gain (loss)			Amount of
		recognized in			gain recognized in
		income on		Location of gain	income on related
	Location of gain	derivatives		recognized	hedged items for
	(loss) recognized	for the year ended	Hedged items in	in income on	the year ended
	in income on	December 31,	fair value hedge	related	December 31,
	derivatives	2015	relationships	hedged items	2015
Derivatives in fair value
hedging relationships -
Commodity futures	Costs of goods sold	$(4,254)	Firm commitments	Costs of goods sold	$2,084
			Inventory	Costs of goods sold	1,269
Derivatives not designated					$3,353
as hedging instruments -
Commodity futures	Costs of goods sold	$16,261

					Amount of
		Amount of			gain (loss)
		gain recognized in			recognized in
		income on		Location of gain	income on related
	Location of gain	derivatives		(loss) recognized	hedged items for
	recognized	for the year ended	Hedged items in	in income on	the year ended
	in income on	December 31,	fair value hedge	related	December 31,
	derivatives	2014	relationships	hedged items	2014
Derivatives in fair value
hedging relationships -
Commodity futures	Costs of goods sold	$2,778	Firm commitments	Costs of goods sold	$1,488
			Inventory	Costs of goods sold	(3,411)
Derivatives not designated					$(1,923)
as hedging instruments -
Commodity futures	Costs of goods sold	$14,988

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $191,000 and gains of $90,000 and $206,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Losses excluded from hedge effectiveness testing of $652,000 and $991,000 increased cost of goods sold, and gains excluded from hedge effectiveness testing of $649,000 reduced costs of goods sold for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Commodity futures – financial assets	$4,060	$-	$4,060	$-
Commodity futures – financial liabilities	2,083	-	2,083	-

December 31, 2015
Commodity futures – financial assets	$1,765	$-	$1,765	$-
Commodity futures – financial liabilities	3,925	-	3,925	-

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.5 billion and $2.7 (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion and $2.6 billion at December 31, 2016, and 2015, respectively).

Refer to Note 1 for discussions regarding certain long-lived assets, which as a result of held-for-sale designation, were measured at fair value at December 31, 2016.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.  Commitments and Contingencies

The company has entered into certain commitments with suppliers which are of a customary nature. Commitments have been entered into relating to future expected requirements for such commodities as electricity, natural gas and its transportation services, fuel, air products, and zinc. Certain commitments contain provisions which require that the company “take or pay” for specified quantities at fixed prices without regard to actual usage for periods of up to 4 years for physical commodity requirements and commodity transportation requirements, and for up to 12 years for air products. The company utilized such “take or pay” requirements during the past three years under these contracts, except for certain air products at our Minnesota ironmaking operations which were idled in May 2015. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process, other than certain air products related to Minnesota ironmaking operations during the idle period.

The company’s commitments for these agreements with “take or pay” or other similar commitment provisions for the years ending December 31 as follows (in thousands):

2017	$122,965
2018	39,684
2019	38,426
2020	37,919
2021	23,515
Thereafter	97,301
$359,810

At December 31, 2016, the company has outstanding commitments of $53.0 million related to ongoing construction of property, plant, and equipment related primarily to steel operations. The company’s commitments for operating leases are discussed in Note 12.

In connection with the Standard Iron Works v Arcelor Mittal, et al class action antitrust litigation originally involving two class action complaints (a so-called “direct purchaser” case and a so-called “indirect purchaser” case), alleging an antitrust conspiracy to limit steel output in the United States and pending since 2008 in federal court in Chicago, settlement agreements have been entered into in both cases, one of which (the direct case) has received final court approval, the other of which (the indirect case) is awaiting final court approval. The October 2016 direct purchaser settlement involved a November 2016 payment of $4.6 million with only two relatively small class members opting out of the settlement. The indirect purchaser case has been settled for $990,000, which has been paid into escrow in 2017, and is pending final court approval.  Until final settlement approval, the settlement remains preliminary.

The company is also involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on the company’s financial condition, results of operations, or liquidity.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Transactions with Affiliated Companies

The company sells flat roll products to and occasionally purchases ferrous materials from Heidtman. The president and chief executive officer of Heidtman is a member of the company’s board of directors and a stockholder of the company. Transactions with Heidtman for the years ended December 31, are as follows (in thousands):

	2016	2015	2014
Sales	$142,624	$162,742	$234,608
Percentage of consolidated net sales	2%	2%	3%
Accounts receivable	20,737	30,627	35,447
Purchases	9,017	11,429	7,639
Accounts payable	494	431	236

The company also purchases and sells recycled and scrap metal with other smaller affiliated companies. These transactions are as follows (in thousands):

	2016	2015	2014
Sales	$27,305	$24,436	$39,777
Accounts receivable	5,483	3,645	7,543
Purchases	165,091	178,102	279,177
Accounts payable	12,576	6,199	21,029

Note 11. Retirement Plans

The company sponsors several 401(k) retirement savings and profit sharing plans (Plans) for eligible employees, which are considered “qualified plans” for federal income tax purposes. The company’s total expense for the Plans was $64.7 million, $21.0 million, and $39.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. The company’s profit sharing component is 8% of consolidated pretax income excluding noncontrolling interests and other items. The resulting company profit sharing component was $59.3 million, $17.7 million, and $36.3 million for the years ended December 31, 2016, 2015, and 2014, respectively; of which $47.5 million, $14.1 million, and $29.0 million, respectively, was directed by the company’s board of directors to be contributed to the Plans, with the remaining amounts each year paid directly in cash to the Plans’ participants.

Note 12. Leases

The company has operating leases relating principally to transportation and other equipment and real estate.  Certain leases include escalation clauses and/or purchase options. The company paid $15.1 million for operating leases for the years ended December 31, 2016 and 2015, and $16.0 million for the year ended December 31, 2014, respectively. At December 31, 2016, future minimum payments for all non-cancelable operating leases with an initial or remaining term of one year or more are as follows (in thousands):

2017	$15,499
2018	12,620
2019	10,079
2020	7,564
2021	4,341
Thereafter	9,371
$59,474

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.  Segment Information

The company’s operations are primarily organized and managed by reportable operating segments, which are steel operations, metals recycling operations, and steel fabrication operations. The segment operations are more fully described in Note 1 to the financial statements. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the financial statements. Intra‑segment sales and any related profits are eliminated in consolidation. Amounts included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations and several small joint ventures. In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

The company’s segment results are as follows (in thousands):

		Metals		Steel
For The Year Ended	Steel	Recycling		Fabrication
December 31, 2016	Operations	Operations		Operations	Other		Eliminations		Consolidated

Net Sales
External	$5,399,275	$1,007,781		$700,852	$271,828		$-		$7,379,736
External Non-United States	235,436	161,560		189	188		-		397,373
Other segments	236,213	1,002,536		2,481	4,896		(1,246,126)		-
	5,870,924	2,171,877		703,522	276,912		(1,246,126)		7,777,109
Operating income (loss)	926,954	20,423	(5)	90,955	(301,116)	(1)	(9,250)	(2)	727,966
Income (loss) before income taxes	836,818	8,378	(5)	82,776	(354,589)		(9,250)		564,133
Depreciation and amortization	213,227	56,483		10,952	15,652		(205)		296,109
Capital expenditures	160,767	29,443		3,123	4,827		-		198,160

As of December 31, 2016

Assets	$4,126,448	$1,038,946		$340,902	$1,054,448	(3)	$(137,012)	(4)	$6,423,732

Footnotes related to the year ended December 31, 2016, segment results (in millions):

(1)	Corporate SG&A	$(48.9)	(2)	Gross profit decrease from intra-company sales	$(11.1)
	Company-wide equity-based compensation	(30.4)		Non-cash asset impairment charges	1.8
	Profit sharing	(66.4)			$(9.3)
	Minnesota ironmaking operations	(15.8)
	Minnesota ironmaking operations non-cash
	asset impairment charges ($127.3 net
	of eliminating amounts)	(129.1)
	Other, net	(10.5)
		$(301.1)

(3)	Cash and equivalents	$775.7	(4)	Elimination of intercompany receivables	$(112.3)
	Accounts receivable	2.0		Elimination of intra-company debt	(12.1)
	Inventories	35.4		Other	(12.6)
	Income tax receivable	25.3			$(137.0)
	Property, plant and equipment, net	168.5
	Intra-company debt	12.1
	Other	35.4
		$1,054.4

(5)	Includes $5.5 million of non-cash goodwill
	impairment charges.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Segment Information (Continued)

		Metals		Steel
For The Year Ended	Steel	Recycling		Fabrication
December 31, 2015	Operations	Operations		Operations	Other		Eliminations		Consolidated

Net Sales
External	$4,935,549	$1,249,061		$671,323	$283,965		$-		$7,139,898
External Non-United States	267,963	183,942		2,051	557		-		454,513
Other segments	218,963	904,713		25	30,325		(1,154,026)		-
	5,422,475	2,337,716		673,399	314,847		(1,154,026)		7,594,411
Operating income (loss)	403,216	(448,137)	(5)	115,947	(148,784)	(1)	4,974	(2)	(72,784)
Income (loss) before income taxes	312,402	(465,426)	(5)	108,795	(202,862)		4,974		(242,117)
Depreciation and amortization	205,827	65,640		9,587	13,746		(205)		294,595
Capital expenditures	71,752	21,874		3,395	17,480		-		114,501

As of December 31, 2015

Assets	$3,827,108	$1,067,672		$341,276	$1,050,506	(3)	$(84,480)	(4)	$6,202,082

Footnotes related to the year ended December 31, 2015, segment results (in millions):

(1)	Corporate SG&A	$(37.8)	(2)	Gross profit increase from intra-company sales	$5.0
	Company-wide equity-based compensation	(27.1)
	Profit sharing	(17.7)
	Minnesota ironmaking operations	(55.7)
	Other, net	(10.5)
		$(148.8)

(3)	Cash and equivalents	$641.9	(4)	Elimination of intra-company receivables	$(74.9)
	Accounts receivable	18.8		Elimination of intra-company debt	(6.2)
	Inventories	35.1		Other	(3.4)
	Property, plant and equipment, net	306.0			$(84.5)
	Intra-company debt	6.2
	Other	42.5
		$1,050.5

(5)	Includes $428.5 million of pretax non-cash asset
	impairment charges.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Segment Information (Continued)

		Metals	Steel
For The Year Ended	Steel	Recycling	Fabrication
December 31, 2014	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$5,300,762	$1,985,927	$631,750	$354,519		$-		$8,272,958
External Non-United States	240,981	240,900	-	1,113		-		482,994
Other segments	279,835	1,312,379	58	112,873		(1,705,145)		-
	5,821,578	3,539,206	631,808	468,505		(1,705,145)		8,755,952
Operating income (loss)	683,609	26,014	51,894	(445,549)	(1)	4,352	(2)	320,320
Income (loss) before income taxes	614,653	5,670	45,376	(505,248)	(3)	4,352		164,803
Depreciation and amortization	149,064	75,242	9,712	29,512		(205)		263,325
Capital expenditures	62,807	22,223	3,027	23,728		-		111,785

Footnotes related to the year ended December 31, 2014, segment results (in millions):

(1)	Corporate SG&A	$(43.2)	(2)	Gross profit decrease from intra-company sales	$4.4
	Company-wide equity-based compensation	(22.8)
	Profit sharing	(36.8)
	Minnesota ironmaking operations	(69.8)
	Minnesota ironmaking operations non-cash
	asset impairment charges	(260.0)
	Other, net	(12.9)
		$(445.5)

(3)	Includes $25.2 million of acquisition and
	bridge financing costs associated with the
	acquisition of Columbus.

Note 14.  Condensed Consolidating Information

Certain 100% owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior unsecured notes due 2021, 2022, 2023, 2024 and 2026. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations, and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements, and notes thereto.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.  Condensed Consolidating Information (Continued)

Condensed Consolidating Balance Sheets (in thousands)
			Combined	Consolidating	Total
As of December 31, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$766,685	$54,677	$20,121	$-	$841,483
Accounts receivable, net	229,148	1,257,245	23,689	(780,298)	729,784
Inventories	587,319	639,148	58,696	(9,952)	1,275,211
Other current assets	45,049	36,062	4,447	(2,361)	83,197
Total current assets	1,628,201	1,987,132	106,953	(792,611)	2,929,675
Property, plant and equipment, net	899,370	1,679,751	208,094	-	2,787,215
Intangible assets, net	-	251,919	32,058	-	283,977
Goodwill	-	385,527	7,824	-	393,351
Other assets, including investments in subs	2,769,884	7,335	5,832	(2,753,537)	29,514
Total assets	$5,297,455	$4,311,664	$360,761	$(3,546,148)	$6,423,732

Accounts payable	$141,089	$265,764	$89,659	$(101,316)	$395,196
Accrued expenses	198,085	220,917	8,793	(113,808)	313,987
Current maturities of long-term debt	674	700	29,347	(27,089)	3,632
Total current liabilities	339,848	487,381	127,799	(242,213)	712,815
Long-term debt	2,324,298	-	168,566	(139,670)	2,353,194
Other liabilities	(293,711)	1,219,444	42,482	(499,191)	469,024
Total liabilities	2,370,435	1,706,825	338,847	(881,074)	3,535,033

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	641	1,727,859	14,908	(1,742,767)	641
Treasury stock	(416,829)	-	-	-	(416,829)
Additional paid-in capital	1,132,749	128,076	779,678	(907,754)	1,132,749
Retained earnings (deficit)	2,210,459	748,904	(734,351)	(14,553)	2,210,459
Total Steel Dynamics, Inc. equity	2,927,020	2,604,839	60,235	(2,665,074)	2,927,020
Noncontrolling interests	-	-	(149,561)	-	(149,561)
Total equity	2,927,020	2,604,839	(89,326)	(2,665,074)	2,777,459
Total liabilities and equity	$5,297,455	$4,311,664	$360,761	$(3,546,148)	$6,423,732

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$636,877	$81,976	$8,179	$-	$727,032
Accounts receivable, net	200,094	1,056,285	29,775	(672,549)	613,605
Inventories	539,963	573,924	35,004	499	1,149,390
Other current assets	21,654	25,415	1,676	(831)	47,914
Total current assets	1,398,588	1,737,600	74,634	(672,881)	2,537,941
Property, plant and equipment, net	958,212	1,703,932	291,077	(2,011)	2,951,210
Intangible assets, net	-	278,960	-	-	278,960
Goodwill	-	397,470	-	-	397,470
Other assets, including investments in subs	2,941,710	10,040	6,137	(2,921,386)	36,501
Total assets	$5,298,510	$4,128,002	$371,848	$(3,596,278)	$6,202,082

Accounts payable	$100,751	$183,344	$68,948	$(69,688)	$283,355
Accrued expenses	141,552	185,873	4,779	(96,949)	235,255
Current maturities of long-term debt	13,122	700	24,975	(22,117)	16,680
Total current liabilities	255,425	369,917	98,702	(188,754)	535,290
Long-term debt	2,546,606	361	177,897	(146,888)	2,577,976
Other liabilities	(183,248)	1,342,541	63,020	(804,948)	417,365
Total liabilities	2,618,783	1,712,819	339,619	(1,140,590)	3,530,631

Redeemable noncontrolling interests	-	-	126,340	-	126,340

Common stock	638	1,727,859	18,120	(1,745,979)	638
Treasury stock	(396,455)	-	-	-	(396,455)
Additional paid-in capital	1,110,253	117,737	646,787	(764,524)	1,110,253
Retained earnings (deficit)	1,965,291	569,587	(624,402)	54,815	1,965,291
Total Steel Dynamics, Inc. equity	2,679,727	2,415,183	40,505	(2,455,688)	2,679,727
Noncontrolling interests	-	-	(134,616)	-	(134,616)
Total equity	2,679,727	2,415,183	(94,111)	(2,455,688)	2,545,111
Total liabilities and equity	$5,298,510	$4,128,002	$371,848	$(3,596,278)	$6,202,082

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

			Combined	Consolidating	Total
For the year ended December 31, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$3,037,801	$8,356,727	$388,071	$(4,005,490)	$7,777,109
Costs of goods sold	2,428,863	7,522,791	390,313	(3,899,722)	6,442,245
Gross profit (loss)	608,938	833,936	(2,242)	(105,768)	1,334,864
Selling, general and administrative	196,442	281,071	16,103	(19,557)	474,059
Asset impairment charges	12,700	5,500	116,445	(1,806)	132,839
Operating income (loss)	399,796	547,365	(134,790)	(84,405)	727,966
Interest expense, net of capitalized interest	71,182	72,420	10,874	(8,439)	146,037
Other (income) expense, net	14,200	(5,363)	520	8,439	17,796
Income (loss) before income taxes and
equity in net income of subsidiaries	314,414	480,308	(146,184)	(84,405)	564,133
Income taxes (benefit)	69,454	180,990	(15,825)	(30,492)	204,127
	244,960	299,318	(130,359)	(53,913)	360,006
Equity in net income of subsidiaries	137,155	-	-	(137,155)	-
Net loss attributable to noncontrolling interests	-	-	22,109	-	22,109
Net income (loss) attributable to Steel Dynamics, Inc.	$382,115	$299,318	$(108,250)	$(191,068)	$382,115

			Combined	Consolidating	Total
For the year ended December 31, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,908,904	$8,132,043	$361,944	$(3,808,480)	$7,594,411
Costs of goods sold	2,515,621	7,646,411	420,281	(3,719,620)	6,862,693
Gross profit (loss)	393,283	485,632	(58,337)	(88,860)	731,718
Selling, general and administrative	128,929	254,106	11,893	(18,926)	376,002
Asset impairment charges	-	428,500	-	-	428,500
Operating income (loss)	264,354	(196,974)	(70,230)	(69,934)	(72,784)
Interest expense, net of capitalized interest	75,457	76,009	6,969	(4,485)	153,950
Other (income) expense, net	13,970	332	(3,404)	4,485	15,383
Income (loss) before income taxes and
equity in net loss of subsidiaries	174,927	(273,315)	(73,795)	(69,934)	(242,117)
Income taxes (benefit)	(124,626)	61,571	(4,627)	(29,265)	(96,947)
	299,553	(334,886)	(69,168)	(40,669)	(145,170)
Equity in net loss of subsidiaries	(429,864)	-	-	429,864	-
Net loss attributable to noncontrolling interests	-	-	14,859	-	14,859
Net income (loss) attributable to Steel Dynamics, Inc.	$(130,311)	$(334,886)	$(54,309)	$389,195	$(130,311)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
For the year ended December 31, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$3,904,488	$9,761,236	$527,584	$(5,437,356)	$8,755,952
Costs of goods sold	3,305,269	9,212,977	598,428	(5,326,933)	7,789,741
Gross profit (loss)	599,219	548,259	(70,844)	(110,423)	966,211
Selling, general and administrative	149,374	241,163	13,503	(18,149)	385,891
Asset impairment charges	-	-	260,000	-	260,000
Operating income (loss)	449,845	307,096	(344,347)	(92,274)	320,320
Interest expense, net of capitalized interest	78,442	56,006	7,745	(4,930)	137,263
Other (income) expense, net	18,976	(23)	(5,629)	4,930	18,254
Income (loss) before income taxes and
equity in net loss of subsidiaries	352,427	251,113	(346,463)	(92,274)	164,803
Income taxes (benefit)	14,064	96,315	(1,095)	(36,131)	73,153
	338,363	154,798	(345,368)	(56,143)	91,650
Equity in net loss of subsidiaries	(181,339)	-	-	181,339	-
Net loss attributable to noncontrolling interests	-	-	65,374	-	65,374
Net income (loss) attributable to Steel Dynamics, Inc.	$157,024	$154,798	$(279,994)	$125,196	$157,024

Condensed Consolidating Statements of Cash Flows (in thousands)

			Combined	Consolidating	Total
For the year ended December 31, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by operating activities	$326,216	$517,699	$6,057	$2,797	$852,769
Net cash used in investing activities	(161,043)	(140,027)	(9,578)	(2,245)	(312,893)
Net cash provided by (used in) financing activities	(35,365)	(404,971)	15,463	(552)	(425,425)
Increase (decrease) in cash and equivalents	129,808	(27,299)	11,942	-	114,451
Cash and equivalents at beginning of period	636,877	81,976	8,179	-	727,032
Cash and equivalents at end of period	$766,685	$54,677	$20,121	$-	$841,483

			Combined	Consolidating	Total
For the year ended December 31, 2015	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by operating activities	$436,012	$594,437	$19,388	$3,788	$1,053,625
Net cash used in investing activities	(64,457)	(82,751)	(15,703)	20,284	(142,627)
Net cash provided by (used in) financing activities	9	(511,400)	(9,866)	(24,072)	(545,329)
Increase (decrease) in cash and equivalents	371,564	286	(6,181)	-	365,669
Cash and equivalents at beginning of period	265,313	81,690	14,360	-	361,363
Cash and equivalents at end of period	$636,877	$81,976	$8,179	$-	$727,032

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
For the year ended December 31, 2014	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$410,856	$279,080	$(38,666)	$(23,046)	$628,224
Net cash used in investing activities	(1,690,363)	(8,883)	(23,206)	(24,815)	(1,747,267)
Net cash provided by (used in) financing activities	1,223,954	(249,655)	63,090	47,861	1,085,250
Increase (decrease) in cash and equivalents	(55,553)	20,542	1,218	-	(33,793)
Cash and equivalents at beginning of period	320,866	61,148	13,142	-	395,156
Cash and equivalents at end of period	$265,313	$81,690	$14,360	$-	$361,363

Note 15. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016:
Net Sales	$1,741,301	$2,023,902	$2,101,310	$1,910,596
Gross profit	236,036	380,383	408,503	309,942
Operating income (loss)	131,965	256,122	283,855	56,024
Net income (loss)	61,318	140,443	154,413	3,832
Net income (loss) attributable to Steel Dynamics, Inc.	62,737	141,969	157,397	20,012
Earnings (loss) per share:
Basic	0.26	0.58	0.65	0.08
Diluted	0.26	0.58	0.64	0.08

2015:
Net Sales	$2,047,435	$2,005,007	$1,950,923	$1,591,046
Gross profit	187,042	171,743	228,726	144,207
Operating income (loss)	99,771	77,559	131,029	(381,143)
Net income (loss)	26,954	25,325	58,867	(256,316)
Net income (loss) attributable to Steel Dynamics, Inc.	30,761	31,550	60,617	(253,239)
Earnings (loss) per share:
Basic	0.13	0.13	0.25	(1.04)
Diluted	0.13	0.13	0.25	(1.04)

The fourth quarter of 2016 reflects non-cash asset impairment charges associated with the company’s Minnesota ironmaking operations and certain OmniSource goodwill, which reduced operating and pretax income by $132.8 million, net income by $89.5 million and net income attributable to Steel Dynamics, Inc. by $76.4 million.  The fourth quarter of 2016 also reflects non-operating expenses of $16.5 million associated with call premiums and the write off of deferred financing costs related to the refinancing of $400.0 million of outstanding 6.125% Senior Notes due 2019 with $400.0 million 5.000% Senior Notes due 2026, and repayment of the $228.1 million outstanding senior secured term debt.

The first quarter of 2015 reflects other non-operating expenses of $16.7 million associated with call premiums and the write off of deferred financing costs related to the call and repayment of all $350.0 million of outstanding 7 5/8% Senior Notes due 2020.

The second quarter of 2015 reflects inventory lower of cost or market charges of $21.0 million (inclusive of noncontrolling interests of $3.6 million), in cost of goods sold, related to the May 2015 decision to idle the Minnesota ironmaking operations and to monetize existing raw material inventory.

The fourth quarter of 2015 reflects non-cash impairment charges related to goodwill, indefinite-lived intangibles and certain other assets associated with the company's metal recycling operations, which reduced operating income by $428.5 million, and net income and net income attributable to Steel Dynamics, Inc. by $268.7 million.

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures.

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, the end of the period covered by this annual report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s report on our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

(b)Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Management’s Report on Internal Control Over Financial Reporting, as of December 31, 2016, can be found on page 46 of this Form 10-K, and the related Report of Independent Registered Public Accounting Firm, Ernst & Young LLP, can be found on page 47 of this Form 10-K, each of which is incorporated by reference into this Item 9A.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

The information required to be furnished pursuant to Item 10 with respect to directors, executive officers, code of ethics, and audit committee and audit committee financial experts is incorporated herein by reference from the section entitled “Governance of the Company” and “Election of Directors” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11.EXECUTIVE COMPENSATION

The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled “Executive Compensation  and Related Information” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

Our stockholders approved the Steel Dynamics, Inc. 2015 Equity Incentive Plan at our annual meeting of stockholders held May 21, 2015 (2015 Plan). Our stockholders approved the Steel Dynamics, Inc. 2013 Equity Incentive Compensation Plan (2013 Plan) at our annual meeting of stockholders held May 16, 2013. The following table summarizes information about our equity compensation plans at December 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders: 2015 Plan, and Predecessor 2006 Plan.......	2,647,589	$18.57	7,213,748
2013 Plan....................................................	152,111	—	2,151,385
Equity compensation plans not approved by security holders..............................................	—	—	—

(1)

The weighted average exercise price for the 2015 Plan (and 2006 Predecessor Plan) does not take into account 2,028,017 RSU’s, 217,996 DSU’s, and 319,672 LTIP’s issuable upon expiration of the vesting or deferral periods, which have no exercise price.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the sections entitled “Statement of Policy for the Review, Approval or Ratification of Transactions with Related Parties,” “Certain Relationships and Related Party Transactions” and “Governance of the Company – Director Independence” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as a part of this report:

1.Financial Statements: See the Audited Consolidated Financial Statements of Steel Dynamics Inc. included as part of Item 8 and described in the Index on page 45 of this Report.

2.Financial Statement Schedules: All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)Exhibits:

Articles of Incorporation

3.1aAmended and Restated Articles of Incorporation of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1a to our Registration Statement on Form S-1, SEC File No. 333-12521, effective November 21, 1996.

3.1bAmendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective November 2, 2006, increasing the authorized shares to 200 million, incorporated herein by reference from Exhibit 3.1b to our report on Form 10-Q filed May 7, 2008.

3.1cAmendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective March 27, 2008, increasing the authorized common shares to 400 million, incorporated herein by reference from Exhibit 3.1c to our report on Form 10-Q, filed May 7, 2008.

3.1dAmendment to Article IV of the Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., effective June 2, 2009, increasing the authorized common shares to 900 million, incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed June 2, 2009.

3.2aAmended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 3.1 to our Form 8-K filed July 6, 2006.

3.2bAmendment adding Section 3.15 to Amended and Restated Bylaws of Steel Dynamics, Inc., incorporated herein by reference from Exhibit 99.1 to our Form 8-K filed August 6, 2009.

Instruments Defining the Rights of Security Holders, Including Indentures

4.17Indenture relating to our issuance of $350 million of 6 3/8% Senior Notes due 2022 among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, dated as of August 16, 2012, incorporated herein by reference from Exhibit 4.17 to our Form 8-K filed August 20, 2012.

4.20Indenture relating to our issuance of $400 million of 5 1/4% Senior Notes due 2023, among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, dated as of March 26, 2013, incorporated herein by reference from Exhibit 4.20 to our Form 8-K filed March 28, 2013.

4.23Indenture dated September 9, 2014, relating to our issuance of $700 million of 5.125% Senior Notes due 2021, among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.23 to our Form 8-K filed September 12, 2014.

4.24Indenture dated September 9, 2014, relating to our issuance of $500 million 5.500% Senior Notes due 2024, among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.24 to our Form 8-K filed September 12, 2014.

4.27Indenture dated December 6, 2016, relating to our issuance of $400 million 5.000% Senior Notes due 2026, among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.27 to our Form 8-K filed December 8, 2016.

Material Contracts

10.12Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc. re Taxable Economic Development Revenue bonds, Trust Indenture between Indiana Development Finance Authority and NBD Bank, N.A., as Trustee Loan Agreement between Indiana Development Finance Authority and Steel Dynamics, Inc., incorporated herein by reference from Exhibit 10.12 to Registrant’s Registration Statement on Form S-1,

File No. 333-12521, effective November 21, 1996.

10.20†Steel Dynamics, Inc., Change in Control Benefit Plan, incorporated herein by reference to our 8-K filed December 4, 2012.

10.41b†Amended and Restated Steel Dynamics, Inc. 2006 Equity Incentive Plan, as approved by shareholders on May 17, 2012, incorporated herein by reference from our Exhibit 10.41b to our 8-K filed August 21, 2012.

10.41c†Steel Dynamics, Inc. Long-Term Incentive Compensation Program, adopted August 15, 2012, incorporated herein by reference from our Exhibit 10.41c to our 8-K filed August 21, 2012.

10.52†Director Agreement between the Company and Keith E. Busse, dated October 14, 2011, incorporated herein by reference from Exhibit 10.52 to our Form 8-K filed October 20, 2011.

10.53†2013 Executive Incentive Compensation Plan, approved by stockholders on May 16, 2013, incorporated herein by reference from our May 16, 2013, Notice of Annual Meeting of Stockholders filed March 27, 2013.

10.54Second Amended and Restated Credit Agreement dated as of November 14, 2014, Among Steel Dynamics, Inc. as Borrower and  the Initial Lenders, Initial Issuing Bank and Swing Line Bank Named or Described Herein as Initial Lenders, Initial Issuing Banks and Swing Line Bank, and  PNC Bank, National Association as Collateral Agent, PNC Bank, National Association as Administrative Agent, and Bank of America, N.A. and Wells Fargo Bank, National Association as Syndication Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., Citizens Bank, N.A., Morgan Stanley Senior Funding, Inc. and Sun Trust Bank, as Documentation Agents, incorporated herein by reference from Exhibit 10.54 to our Form 8-K filed November 20, 2014.

10.55†Steel Dynamics, Inc. 2014 Employee Stock Purchase Plan, incorporated herein by reference from our May 15, 2014, Notice of Annual Meeting and Stockholders filed March 27, 2014.

10.57†2015 Equity Incentive Plan, as approved by shareholders on May 21, 2015, incorporated herein by reference from our May 21, 2015, Notice of Annual Meeting of Stockholders filed March 30, 2015.

Other

12.1*Computation of Ratio of Earnings to Fixed Charges

21.1*List of our Subsidiaries

23.1*Consent of Ernst & Young LLP.

24.1Powers of attorney (see signature pages on pages 88 and 89 of this Report).

95   *Mine Safety Disclosures

Executive Officer Certifications

31.1*Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

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

101.CAL*  XBRL Taxonomy Extension Calculation Document

101.DEF*  XBRL Taxonomy Extension Definition Document

101.LAB*  XBRL Taxonomy Extension Label Document

101.PRE*   XBRL Taxonomy Presentation Document

_____________________________________________________________________________________________________________

*Filed concurrently herewith

†Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2017

STEEL DYNAMICS, INC.
By:	/s/ Mark D. Millett
Mark D. Millett Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mark D. Millett and Theresa E. Wagler, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2016 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2016 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK D. MILLETT	Chief Executive Officer and Director	February 28, 2017
Mark D. Millett	(Principal Executive Officer)

/s/ THERESA E. WAGLER	Executive Vice President and Chief Financial Officer	February 28, 2017
Theresa E. Wagler	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN C. BATES	Director	February 28, 2017
John C. Bates

/s/ KEITH E. BUSSE	Director	February 28, 2017
Keith E. Busse

/s/ DR. FRANK BYRNE	Director	February 28, 2017
Dr. Frank Byrne

/s/ KENNETH W. CORNEW	Director	February 28, 2017
Kenneth W. Cornew

/s/ TRACI M. DOLAN	Director	February 28, 2017
Traci M. Dolan

/s/ DR. JÜRGEN KOLB	Director	February 28, 2017
Dr. Jürgen Kolb

/s/ JAMES C. MARCUCCILLI	Director	February 28, 2017
James C. Marcuccilli

/s/ BRADLEY S. SEAMAN	Director	February 28, 2017
Bradley S. Seaman

/s/ GABRIEL L. SHAHEEN	Director	February 28, 2017
Gabriel L. Shaheen

/s/ RICHARD P. TEETS, JR.	Director	February 28, 2017
Richard P. Teets, Jr.