Form 10-Q
period 2017-03-31
STEEL DYNAMICS INC
filed 2017-05-08
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (see definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

(Check one):	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

As of May 1, 2017, Registrant had 241,787,407 outstanding shares of common stock.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
Assets	(unaudited)
Current assets
Cash and equivalents	$966,826	$841,483
Accounts receivable, net	860,676	703,565
Accounts receivable-related parties	22,471	26,219
Inventories	1,361,550	1,275,211
Other current assets	33,442	83,197
Total current assets	3,244,965	2,929,675

Property, plant and equipment, net	2,760,544	2,787,215

Restricted cash	17,846	18,060
Intangible assets, net	276,553	283,977
Goodwill	391,740	393,351
Other assets	12,387	11,454
Total assets	$6,704,035	$6,423,732
Liabilities and Equity
Current liabilities
Accounts payable	$514,788	$382,126
Accounts payable-related parties	16,170	13,070
Income taxes payable	80,741	5,593
Accrued payroll and benefits	106,733	164,543
Accrued interest	50,650	30,295
Accrued expenses	109,400	113,556
Current maturities of long-term debt	2,965	3,632
Total current liabilities	881,447	712,815

Long-term debt	2,353,744	2,353,194
Deferred income taxes	454,426	448,375
Other liabilities	19,711	20,649
Total liabilities	3,709,328	3,535,033

Commitments and contingencies

Redeemable noncontrolling interests	111,240	111,240

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
264,135,545 and 264,130,544 shares issued; and 242,110,745 and 243,785,485
shares outstanding, as of March 31, 2017 and December 31, 2016, respectively	641	641
Treasury stock, at cost; 22,024,800 and 20,345,059 shares,
as of March 31, 2017 and December 31, 2016 respectively	(475,072)	(416,829)
Additional paid-in capital	1,135,892	1,132,749
Retained earnings	2,373,718	2,210,459
Total Steel Dynamics, Inc. equity	3,035,179	2,927,020
Noncontrolling interests	(151,712)	(149,561)
Total equity	2,883,467	2,777,459
Total liabilities and equity	$6,704,035	$6,423,732

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016

Net sales
Unrelated parties	$2,319,663	$1,698,004
Related parties	48,553	43,297
Total net sales	2,368,216	1,741,301

Costs of goods sold	1,896,062	1,505,265
Gross profit	472,154	236,036

Selling, general and administrative expenses	102,933	87,530
Profit sharing	27,231	9,291
Amortization of intangible assets	7,424	7,250
Operating income	334,566	131,965

Interest expense, net of capitalized interest	33,973	37,043
Other expense (income), net	(3,659)	(1,792)
Income before income taxes	304,252	96,714

Income tax expense	105,586	35,396
Net income	198,666	61,318

Net loss attributable to noncontrolling interests	2,151	1,419
Net income attributable to Steel Dynamics, Inc.	$200,817	$62,737

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$0.83	$0.26

Weighted average common shares outstanding	242,943	243,202

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$0.82	$0.26

Weighted average common shares and share equivalents outstanding	244,546	244,608

Dividends declared per share	$0.155	$0.140

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016

Operating activities:
Net income	$198,666	$61,318

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	75,057	73,985
Equity-based compensation	11,303	10,534
Deferred income taxes	7,716	17,087
Other adjustments	(104)	180
Changes in certain assets and liabilities:
Accounts receivable	(153,364)	(75,596)
Inventories	(86,819)	82,567
Other assets	2,113	548
Accounts payable	133,809	112,659
Income taxes receivable/payable	96,319	13,993
Accrued expenses	(44,247)	(6,247)
Net cash provided by operating activities	240,449	291,028

Investing activities:
Purchases of property, plant and equipment	(41,677)	(27,708)
Other investing activities	26,918	3,054
Net cash used in investing activities	(14,759)	(24,654)

Financing activities:
Issuance of current and long-term debt	-	20,452
Repayment of current and long-term debt	(1,429)	(4,232)
Dividends paid	(34,130)	(33,425)
Purchases of treasury stock	(61,256)	-
Other financing activities	(3,532)	750
Net cash used in financing activities	(100,347)	(16,455)

Increase in cash and equivalents	125,343	249,919
Cash and equivalents at beginning of period	841,483	727,032

Cash and equivalents at end of period	$966,826	$976,951

Supplemental disclosure information:
Cash paid for interest	$12,649	$26,286
Cash paid for income taxes, net	$1,554	$699

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

Steel Operations Segment.  Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc. – acquired August 1, 2016, Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics (IDI), a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and eleven downstream coating lines, and several bar processing lines. Steel operations accounted for 73% and 70% of the company’s consolidated external net sales during the three months ended March 31, 2017 and 2016, respectively.

Metals Recycling Operations Segment. Metals recycling operations consists solely of OmniSource Corporation (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and consulting services. Metals recycling operations accounted for 15% of the company’s consolidated external net sales during the three months ended March 31, 2017 and 2016.

Steel Fabrication Operations Segment.  Steel fabrication operations include the company’s eight New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 8% and 10% of the company’s consolidated external net sales during the three months ended March 31, 2017 and 2016, respectively.

Other. Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that were indefinitely idled in May 2015, and other smaller joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2016.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (Continued)

Goodwill.  The company’s goodwill is allocated to the following reporting units at March 31, 2017, and December 31, 2016, (in thousands):

	March 31,	December 31,
	2017	2016
Columbus Flat Roll Division – Steel Operations Segment	$19,682	$19,682
The Techs – Steel Operations Segment	142,783	142,783
Vulcan Threaded Products – Steel Operations Segment	7,824	7,824
Roanoke Bar Division – Steel Operations Segment	29,041	29,041
Butler Flat Roll Division, Structural and Rail Division, and Engineered
Bar Division – Metals Recycling Operations Segment	95,000	95,000
OmniSource – Metals Recycling Operations Segment	95,485	97,096
New Millennium Building Systems – Steel Fabrication Operations Segment	1,925	1,925
	$391,740	$393,351

OmniSource goodwill decreased $1.6 million from December 31, 2016 to March 31, 2017, in recognition of the 2017 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Recently Adopted/Issued Accounting Standards

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11), which requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. The company adopted ASU 2015-11 as required in the first quarter of 2017 on a prospective basis, and the adoption had no impact on its financial condition, results of operations, or cash flow.

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

Reclassifications

The company early adopted, effective December 31, 2016, Improvement to Employee Share-based Payment Accounting (ASU 2016-09). Cash paid to tax authorities from shares withheld to satisfy the company’s statutory income tax withholding obligation of $2.1 million were reclassified to financing activities from operating activities in the three-month period ended March 31, 2016, statement of cash flows.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, stock options and other equity-based awards; and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents at or for the three months ended March 31, 2017 and 2016.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017			2016
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$200,817	242,943	$0.83	$62,737	243,202	$0.26
Dilutive common share equivalents	-	1,603		-	1,406
Diluted earnings per share	$200,817	244,546	$0.82	$62,737	244,608	$0.26

Note 3.  Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$574,969	$515,924
Supplies	376,903	383,134
Work in progress	113,995	103,606
Finished goods	295,683	272,547
Total inventories	$1,361,550	$1,275,211

Note 4.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
			Additional				Redeemable
	Common	Treasury	Paid-In	Retained	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Interests	Equity	Interests
Balances at December 31, 2016	$641	$(416,829)	$1,132,749	$2,210,459	$(149,561)	$2,777,459	$111,240
Dividends declared	-	-	-	(37,527)	-	(37,527)	-
Share repurchases	-	(61,256)	-	-	-	(61,256)	-
Equity-based compensation	-	3,013	3,143	(31)	-	6,125	-
Comprehensive and net income (loss)	-	-	-	200,817	(2,151)	198,666	-
Balances at March 31, 2017	$641	$(475,072)	$1,135,892	$2,373,718	$(151,712)	$2,883,467	$111,240

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

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of March 31, 2017 (MT represents metric tons):

Commodity Futures	Long/Short	Total
Aluminum	Long	2,450	MT
Aluminum	Short	3,450	MT
Copper	Long	5,512	MT
Copper	Short	14,243	MT

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of March 31, 2017, and December 31, 2016, and gains and losses related to derivatives included in the company’s statement of income for the three months ended March 31, 2017 and 2016 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivative instruments designated
as fair value hedges -
Commodity futures	Other current assets	$1,770	$2,910	$314	$1,300

Derivative instruments not designated
as hedges -
Commodity futures	Other current assets	812	1,150	700	783
Total derivative instruments		$2,582	$4,060	$1,014	$2,083

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $2.8 million at March 31, 2017, and $3.2 million at December 31, 2016, are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the three months ended		Hedged items in	in income on	for the three months ended
	in income on	March 31,	March 31,	fair value hedge	related hedged	March 31,	March 31,
	derivatives	2017	2016	relationships	items	2017	2016
Derivatives in fair value
hedging relationships -
Commodity futures	Costs of goods sold	$(153)	$932	Firm commitments	Costs of goods sold	$539	$(1,222)
				Inventory	Costs of goods sold	495	278
Derivatives not designated						$1,034	$(944)
as hedging instruments -
Commodity futures	Costs of goods sold	$(4,346)	$(872)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Derivative Financial Instruments (Continued)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $48,000 for the three months ended March 31, 2017 and losses of $45,000 during the three months ended March 31, 2016.  Gains excluded from hedge effectiveness testing of $833,000 and $32,000 decreased cost of goods sold during the three months ended March 31, 2017, and 2016, respectively.

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

           unobservable.

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2017, and December 31, 2016 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Commodity futures – financial assets	$2,582	$-	$2,582	$-
Commodity futures – financial liabilities	1,014	-	1,014	-

December 31, 2016
Commodity futures – financial assets	$4,060	$-	$4,060	$-
Commodity futures – financial liabilities	2,083	-	2,083	-

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.4 billion and $2.5 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion at March 31, 2017, and December 31, 2016, respectively).

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

The company’s segment results are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
March 31, 2017	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,633,630	$310,951	$194,035	$88,951		$-		$2,227,567
External Non-U.S.	87,703	52,885	61	-		-		140,649
Other segments	54,343	356,301	12	334		(410,990)		-
	1,775,676	720,137	194,108	89,285		(410,990)		2,368,216
Operating income (loss)	348,532	17,849	23,726	(53,970)	(1)	(1,571)	(2)	334,566
Income (loss) before income taxes	326,764	16,072	22,339	(59,352)		(1,571)		304,252
Depreciation and amortization	56,331	13,035	2,971	2,720		-		75,057
Capital expenditures	33,578	6,776	1,151	172		-		41,677

As of March 31, 2017
Assets	$4,274,952	$1,010,993	$354,256	$1,202,678	(3)	$(138,844)	(4)	$6,704,035

Footnotes related to the three months ended March 31, 2017 segment results (in millions):

(1)	Corporate SG&A	$(12.4)	(2)	Gross profit increase from intra-company sales	$(1.6)
	Company-wide equity-based compensation	(9.6)
	Profit sharing	(26.5)
	Other, net	(5.5)
		$(54.0)

(3)	Cash and equivalents	$947.0	(4)	Elimination of intra-company receivables	$(109.5)
	Accounts receivable	7.9		Elimination of intra-company debt	(15.1)
	Inventories	28.7		Other	(14.2)
	Property, plant and equipment, net	166.2			$(138.8)
	Intra-company debt	15.1
	Other	37.8
		$1,202.7

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Segment Information (Continued)

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
March 31, 2016	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,156,969	$236,757	$180,041	$74,626		$-		$1,648,393
External Non-U.S.	60,207	32,650	14	37		-		92,908
Other segments	41,212	217,778	26	1,226		(260,242)		-
	1,258,388	487,185	180,081	75,889		(260,242)		1,741,301
Operating income (loss)	132,275	2,767	32,016	(31,930)	(1)	(3,163)	(2)	131,965
Income (loss) before income taxes	109,375	(223)	30,016	(39,291)		(3,163)		96,714
Depreciation and amortization	52,483	14,580	2,821	4,152		(51)		73,985
Capital expenditures	23,904	3,080	604	120		-		27,708

Footnotes related to the three months ended March 31, 2016 segment results (in millions):

(1)	Corporate SG&A	$(11.1)	(2)	Gross profit decrease from intra-company sales	$(3.2)
	Company-wide equity-based compensation	(7.0)
	Profit sharing	(8.2)
	Other, net	(5.6)
		$(31.9)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information

Certain 100% owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior unsecured notes due 2021, 2022, 2023, 2024 and 2026. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations, and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Condensed Consolidating Balance Sheets (in thousands)
			Combined	Consolidating	Total
As of March 31, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$936,047	$10,986	$19,793	$-	$966,826
Accounts receivable, net	277,244	1,372,691	35,115	(801,903)	883,147
Inventories	624,594	694,956	52,100	(10,100)	1,361,550
Other current assets	22,277	9,026	5,101	(2,962)	33,442
Total current assets	1,860,162	2,087,659	112,109	(814,965)	3,244,965
Property, plant and equipment, net	889,697	1,666,091	204,756	-	2,760,544
Intangible assets, net	-	245,158	31,395	-	276,553
Goodwill	-	383,916	7,824	-	391,740
Other assets, including investments in subs	2,696,497	7,678	5,560	(2,679,502)	30,233
Total assets	$5,446,356	$4,390,502	$361,644	$(3,494,467)	$6,704,035

Accounts payable	$195,273	$341,361	$95,142	$(100,818)	$530,958
Accrued expenses	248,907	209,587	7,249	(118,219)	347,524
Current maturities of long-term debt	688	-	32,345	(30,068)	2,965
Total current liabilities	444,868	550,948	134,736	(249,105)	881,447
Long-term debt	2,325,394	-	171,392	(143,042)	2,353,744
Other liabilities	(359,085)	1,111,191	38,108	(316,077)	474,137
Total liabilities	2,411,177	1,662,139	344,236	(708,224)	3,709,328

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	641	1,727,859	14,908	(1,742,767)	641
Treasury stock	(475,072)	-	-	-	(475,072)
Additional paid-in-capital	1,135,892	128,076	779,678	(907,754)	1,135,892
Retained earnings (deficit)	2,373,718	872,428	(736,706)	(135,722)	2,373,718
Total Steel Dynamics, Inc. equity	3,035,179	2,728,363	57,880	(2,786,243)	3,035,179
Noncontrolling interests	-	-	(151,712)	-	(151,712)
Total equity	3,035,179	2,728,363	(93,832)	(2,786,243)	2,883,467
Total liabilities and equity	$5,446,356	$4,390,502	$361,644	$(3,494,467)	$6,704,035

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$766,685	$54,677	$20,121	$-	$841,483
Accounts receivable, net	229,148	1,257,245	23,689	(780,298)	729,784
Inventories	587,319	639,148	58,696	(9,952)	1,275,211
Other current assets	45,049	36,062	4,447	(2,361)	83,197
Total current assets	1,628,201	1,987,132	106,953	(792,611)	2,929,675
Property, plant and equipment, net	899,370	1,679,751	208,094	-	2,787,215
Intangible assets, net	-	251,919	32,058	-	283,977
Goodwill	-	385,527	7,824	-	393,351
Other assets, including investments in subs	2,769,884	7,335	5,832	(2,753,537)	29,514
Total assets	$5,297,455	$4,311,664	$360,761	$(3,546,148)	$6,423,732

Accounts payable	$141,089	$265,764	$89,659	$(101,316)	$395,196
Accrued expenses	198,085	220,917	8,793	(113,808)	313,987
Current maturities of long-term debt	674	700	29,347	(27,089)	3,632
Total current liabilities	339,848	487,381	127,799	(242,213)	712,815
Long-term debt	2,324,298	-	168,566	(139,670)	2,353,194
Other liabilities	(293,711)	1,219,444	42,482	(499,191)	469,024
Total liabilities	2,370,435	1,706,825	338,847	(881,074)	3,535,033

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	641	1,727,859	14,908	(1,742,767)	641
Treasury stock	(416,829)	-	-	-	(416,829)
Additional paid-in-capital	1,132,749	128,076	779,678	(907,754)	1,132,749
Retained earnings (deficit)	2,210,459	748,904	(734,351)	(14,553)	2,210,459
Total Steel Dynamics, Inc. equity	2,927,020	2,604,839	60,235	(2,665,074)	2,927,020
Noncontrolling interests	-	-	(149,561)	-	(149,561)
Total equity	2,927,020	2,604,839	(89,326)	(2,665,074)	2,777,459
Total liabilities and equity	$5,297,455	$4,311,664	$360,761	$(3,546,148)	$6,423,732

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$924,566	$2,572,238	$143,408	$(1,271,996)	$2,368,216
Costs of goods sold	711,579	2,289,664	138,041	(1,243,222)	1,896,062
Gross profit	212,987	282,574	5,367	(28,774)	472,154
Selling, general and administrative	61,655	76,282	5,053	(5,402)	137,588
Operating income	151,332	206,292	314	(23,372)	334,566
Interest expense, net of capitalized interest	18,081	15,123	3,266	(2,497)	33,973
Other (income) expense, net	(3,254)	(2,667)	(236)	2,498	(3,659)
Income (loss) before income taxes and
equity in net income of subsidiaries	136,505	193,836	(2,716)	(23,373)	304,252
Income taxes	41,585	70,311	1,790	(8,100)	105,586
	94,920	123,525	(4,506)	(15,273)	198,666
Equity in net income of subsidiaries	105,897	-	-	(105,897)	-
Net loss attributable to noncontrolling interests	-	-	2,151	-	2,151
Net income (loss) attributable to Steel Dynamics, Inc.	$200,817	$123,525	$(2,355)	$(121,170)	$200,817

For the three months ended,			Combined	Consolidating	Total
March 31, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$657,814	$1,857,344	$85,740	$(859,597)	$1,741,301
Costs of goods sold	548,179	1,701,821	91,030	(835,765)	1,505,265
Gross profit (loss)	109,635	155,523	(5,290)	(23,832)	236,036
Selling, general and administrative	38,602	67,200	2,802	(4,533)	104,071
Operating income (loss)	71,033	88,323	(8,092)	(19,299)	131,965
Interest expense, net of capitalized interest	18,187	18,400	2,260	(1,804)	37,043
Other (income) expense, net	(2,208)	2,190	(3,578)	1,804	(1,792)
Income (loss) before income taxes and
equity in net income of subsidiaries	55,054	67,733	(6,774)	(19,299)	96,714
Income taxes (benefit)	17,268	25,495	(271)	(7,096)	35,396
	37,786	42,238	(6,503)	(12,203)	61,318
Equity in net income of subsidiaries	24,951	-	-	(24,951)	-
Net loss attributable to noncontrolling interests	-	-	1,419	-	1,419
Net income (loss) attributable to Steel Dynamics, Inc.	$62,737	$42,238	$(5,084)	$(37,154)	$62,737

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by operating activities	$101,995	$132,733	$(644)	$6,365	$240,449
Net cash used in investing activities	(19,409)	(1,510)	(192)	6,352	(14,759)
Net cash provided by (used in) financing activities	86,776	(174,914)	508	(12,717)	(100,347)
Increase (decrease) in cash and equivalents	169,362	(43,691)	(328)	-	125,343
Cash and equivalents at beginning of period	766,685	54,677	20,121	-	841,483
Cash and equivalents at end of period	$936,047	$10,986	$19,793	$-	$966,826

For the three months ended,			Combined	Consolidating	Total
March 31, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$121,483	$179,289	$(6,917)	$(2,827)	$291,028
Net cash used in investing activities	(7,318)	(9,974)	(4,108)	(3,254)	(24,654)
Net cash provided by (used in) financing activities	136,648	(176,209)	17,025	6,081	(16,455)
Increase (decrease) in cash and equivalents	250,813	(6,894)	6,000	-	249,919
Cash and equivalents at beginning of period	636,877	81,976	8,179	-	727,032
Cash and equivalents at end of period	$887,690	$75,082	$14,179	$-	$976,951

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

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth under the headings Special Note Regarding Forward-Looking Statements and Risk Factors, in our most recent Annual Report on Form 10-K for the year ended December 31, 2016,  in our quarterly reports on Form 10-Q or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website,  www.steeldynamics.com under “Investors – SEC Filings.”

Description of the Business

We are one of the largest domestic steel producers and metal recyclers in the United States based on current estimated steelmaking and coating capacity of 11 million tons and actual metals recycling volumes. The primary source of revenues are from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and fabrication and sale of steel joists and deck products. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations.

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

Results Overview

Consolidated operating income increased $202.6 million, or 154%, to $334.6 million for the first quarter 2017, compared to $132.0 million for the first quarter 2016.  First quarter 2017 net income increased $138.1 million, or 220%, to $200.8 million, from $62.7 million for the first quarter 2016.

Our consolidated results for the first quarter 2017 benefited from continued strong demand primarily for our sheet steel products, coupled with historically low customer inventory levels, supporting higher domestic steel shipments, and thus higher company steel mill utilization. Improved domestic steel mill utilization rates drove increased ferrous volumes, pricing and metal spreads for our metals recycling operations. The non-residential construction market remains strong, resulting in record quarterly shipments for our steel fabrication operations; however, metal spreads contracted as increases in average selling prices have been outpaced by rising steel input costs, resulting in decreased segment operating income.

Segment Operating Results 2017 vs. 2016  (dollars in thousands)

	Three Months Ended March 31,
	2017	% Change	2016
Net sales:
Steel Operations Segment	$1,775,676	41%	$1,258,388
Metals Recycling Operations Segment	720,137	48%	487,185
Steel Fabrication Operations Segment	194,108	8%	180,081
Other	89,285	18%	75,889
	2,779,206		2,001,543
Intra-company	(410,990)		(260,242)
	$2,368,216	36%	$1,741,301

Operating income (loss):
Steel Operations Segment	$348,532	163%	$132,275
Metals Recycling Operations Segment	17,849	545%	2,767
Steel Fabrication Operations Segment	23,726	(26)%	32,016
Other	(53,970)	(69)%	(31,930)
	336,137		135,128
Intra-company	(1,571)		(3,163)
	$334,566	154%	$131,965

Steel Operations Segment

Steel Operations Segment.  Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and eleven downstream steel coating lines, and several bar processing lines, as well as Iron Dynamics (IDI), our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive,  manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 73% and 70% of our consolidated external net sales during the first quarter of 2017 and 2016, respectively.

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

Long Products.    Our Structural and Rail Division sells structural steel beams and pilings to the construction market, as well as standard‑grade and premium rail to the railroad industry. Our Engineered Bar Products Division primarily sells engineered special-bar-quality, merchant-bar-quality, round‑cornered squares, and smaller-diameter engineered round bars. Vulcan Threaded Products produces threaded rod products and also cold drawn and heat treated bar. Our Roanoke Bar Division primarily sells merchant steel products, including angles, merchant rounds, flats and channels, and reinforcing bar. Steel of West Virginia primarily sells beams, channels and specialty steel sections.

Steel Operations Segment Shipments (tons):

	Three Months Ended March 31,
	2017	% Change	2016

Total shipments	2,481,747	9%	2,277,208
Intra-segment shipments	(102,785)		(65,058)
Steel Operations Segment Shipments	2,378,962	8%	2,212,150

External shipments	2,305,080	9%	2,121,872

Segment Results 2017 vs. 2016

Overall steel operations performance in the first quarter of 2017 benefited from continued strong demand primarily for our sheet steel products coupled with historically low customer inventory levels, supporting higher domestic steel shipments, and higher steel mill utilization. Our steel mill utilization rate averaged 95% for the first quarter 2017, as compared to 88% in the first quarter 2016. The domestic steel demand outlook remained robust, with automotive remaining steady and construction markets improving. Our long products mills, particularly our Structural and Rail Division and Engineered Bar Products Division,  benefited from positive momentum in their respective markets, resulting in increased shipments at these locations. Sheet steel average selling prices increased 41% in the first quarter 2017 compared to the same period in 2016, while long products rose 8%, despite pricing pressure from excess domestic capacity for long products. Net sales for the steel operations increased 41% in the first quarter 2017, when compared to the same period in 2016, as an 8% increase in steel operations shipments combined with an increase of $174 per ton, or 31%, in average selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 60% of our steel operations’ manufacturing costs, excluding the operations of The Techs and Vulcan, which purchase, rather than produce, the steel they further process. Our metallic raw material cost per net ton consumed in our steel operations increased $80, or 44%, in the first quarter 2017, compared to the same period in 2016, consistent with overall increased domestic scrap pricing.

Operating income for the steel operations increased 163%, to $348.5 million, in the first quarter 2017, compared to the same period in 2016, due to increased steel shipments and expansion of overall steel operations metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed). Sheet steel metal spread expanded 40%, while long products metal spread expanded 8%.

Metals Recycling Operations Segment

Metals Recycling Operations Segment.  Metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout the eastern half of the United States.  In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at approximately 700 locations throughout North America. Our steel mills utilize a large portion of the ferrous scrap processed through OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Our metals recycling operations accounted for 15% of our consolidated external net sales during the first quarter of 2017 and 2016.

Metals Recycling Operations Shipments:

	Three Months Ended March 31,
	2017	% Change	2016
Ferrous metal (gross tons)
Total	1,338,599	3%	1,305,154
Inter-company	(853,185)		(801,367)
External shipments	485,414	(4)%	503,787

Nonferrous metals (thousands of pounds)
Total	283,603	5%	270,410
Inter-company	(30,667)		(27,850)
External shipments	252,936	4%	242,560

Segment Results 2017 vs. 2016

Metals recycling operations operating income in the first quarter 2017 of $17.8 million was more than five times higher than the first quarter 2016 operating income of $2.8 million, due to significant improvements in ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) as well as increased shipments in both ferrous and nonferrous metals. Net sales increased 48% in the first quarter 2017 as compared to the same period in 2016, driven by increased shipments and pricing. Ferrous metal spread increased 42%, along with the 3% increase in ferrous shipments. Overall domestic steel mill utilization was 75% in the first quarter 2017, compared to 71% in the first quarter 2016, as our own steel mill utilization improved substantially (95%, compared to 88% in the first quarter 2016), further benefitting our metals recycling operations. Ferrous shipments to our own steel mills increased by 6% in the first quarter 2017, compared to the same period in 2016. Nonferrous scrap average selling prices increased 19% during the first quarter 2017 compared to the same period in 2016,  but the cost of nonferrous scrap increased more, resulting in an 8%  contraction in metal spread, largely offsetting the impact of the 5% increase in nonferrous shipments.

Steel Fabrication Operations Segment

Steel fabrication operations include our eight New Millennium Building Systems’ joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 8% and 10% of our consolidated external net sales during the first quarter of 2017 and 2016, respectively.

Segment Results 2017 vs. 2016

The overall non-residential construction market has continued to remain strong, even in a typically lower demand timeframe, and shows signs of further growth as our fabrication operations achieved record quarterly shipments in the first quarter 2017.  Increases in selling prices were, however, outpaced by increased steel input costs during the first quarter 2017 compared to the same period in 2016, resulting in metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contraction. Net sales for the steel fabrication operations increased $14.0 million, or 8%, during the first quarter 2017,  compared to the same period in 2016,  as shipments increased 4%, while average selling prices increased $50 per ton, or 4%. Our steel fabrication operations continue to leverage our national operating footprint to sustain and improve market share, and market demand continues to be strong.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed increased by 21% in the first quarter 2017, as compared to the same period in 2016.  With selling prices increasing only 4%, metal spread declined 11%, resulting in a 26% decrease in operating income to $23.7 million in the first quarter 2017, as compared to $32.0 million in the same period in 2016.

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

First Quarter Consolidated Results 2017 vs. 2016

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $137.6 million during the first quarter 2017 increased 32% from $104.1 million during the first quarter 2016,  representing approximately 5.8% and 6.0% of net sales, respectively. The increase in the first quarter 2017 compared to the same period in 2016 is due most notably to increased performance-based incentive compensation, including profit sharing, associated with our increased profitability.

Interest Expense, net of Capitalized Interest.  During the first quarter 2017, interest expense decreased 8% to $34.0 million from $37.0 million during the same period in 2016. The decrease in interest expense is due primarily to the December 2016 refinancing of $400.0 million of 6.125%

senior notes due 2019 with 5.000% senior notes due 2026. In addition, we repaid the remaining $228.1 million of outstanding Senior Term Loan debt in December 2016, which was set to mature on November 14, 2019

Income Tax Expense.  During the first quarter 2017, our income tax expense was $105.6 million at an effective income tax rate of 34.7%, as compared to $35.4 million at an effective income tax rate of 36.6%, during the first quarter 2016. The lower effective tax rate in 2017 is due primarily to additional permanent tax benefit items, most notably the 2017 domestic manufacturing deduction, resulting from increases in taxable income.

Liquidity and Capital Resources

Capital Resources and Long‑term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our Revolver. Our liquidity at March  31, 2017, is as follows (in thousands):

Cash and equivalents	$966,826
Revolver availability	1,187,593
Total liquidity	$2,154,419

Our total outstanding debt remained relatively unchanged during the first quarter of 2017 at $2.4 billion. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 44.0% at March  31, 2017,  from 44.9% at December 31, 2016, due to our profitability during the first quarter 2017.

Our November 2014 senior secured credit facility (Facility), which provides a $1.2 billion Revolver, matures November 2019. Subject to certain conditions, we have the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of our subsidiaries; and is secured by substantially all of our and our wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of our wholly-owned subsidiaries’ capital stock or other equity interests, and intercompany debt held by us as collateral. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions, or enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At March 31, 2017, we had $1.2 billion of availability on the Revolver, $12.1 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At March 31, 2017, our interest coverage ratio and net debt leverage ratio were 9.92:1.00 and 1.35:1.00, respectively. We were, therefore, in compliance with these covenants at March 31, 2017, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $240.4 million in the first quarter 2017. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $145.6 million to $1.4 billion at March 31, 2017. Increases in volumes, pricing and profitability resulted in increased accounts receivable, with related increases in inventory more than offset by related increases in accounts payable.

Capital Investments.    During the first quarter 2017, we invested $41.7 million in property, plant and equipment, primarily within our steel operations segment, compared with $27.7 million invested during the same period in 2016.

Cash Dividends.    As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 11% to $0.155 per share in the first quarter 2017 (from $0.140 per share in 2016), resulting in declared cash dividends of $37.5 million during the first quarter 2017, compared to $34.1 million during the same period in 2016. We paid cash dividends of $34.1 million and $33.4 million during the first quarter of 2017 and 2016, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our Facility and the indentures relating to our senior notes may restrict the amount of cash dividends we can pay.

Other.    In 2016, the board of directors authorized a share repurchase program of up to $450 million of our common stock. Under the share repurchase program, purchases will take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions.  The share repurchase program does not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. We acquired 1.8 million shares of our common stock for $61.3 million in the first quarter 2017 pursuant to this program. See Part II Other Information, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing fluctuations in interest rates are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We did not have any interest rate swaps during the three-month periods ended March  31,  2017 or 2016.

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

In our metals recycling operations we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At March 31, 2017, we had a cumulative unrealized gain associated with these financial contracts of $1.6 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31,  2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31,  2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31,  2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, for which a total of $200,000 is recorded in our financial statements as of March 31, 2017.

ITEM 1A.RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended
December 31, 2016.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended
March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands) (1)
Quarter ended March 31, 2017

January 1-31	133,794	$33.72	133,794	$420,455
February 1-28	1,301,934	33.54	1,301,934	376,792
March 1-31	387,310	33.78	387,310	363,710
	1,823,038		1,823,038

(1)

On October 18, 2016, we announced that our board of directors had authorized a share repurchase program of up to $450.0 million of our common stock.  Our board of directors cancelled the previously authorized program with respect to which no shares had been repurchased for a number of years.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information normally required to be furnished, in Exhibit 95 to this Quarterly Report, pursuant to Item 4 concerning mine safety disclosure matters, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is not included in this report, as there are no applicable mine safety disclosure matters to report for the three months ended March 31, 2017. Accordingly, there is no Exhibit 95 attached to this report.

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

May 8, 2017

STEEL DYNAMICS, INC

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)