Form 10-Q
period 2017-06-30
STEEL DYNAMICS INC
filed 2017-08-07
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

June 30, 2017

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

As of August 1, 2017, Registrant had 239,872,874 outstanding shares of common stock.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2017	2016
Assets	(unaudited)
Current assets
Cash and equivalents	$908,843	$841,483
Accounts receivable, net	866,716	703,565
Accounts receivable-related parties	20,178	26,219
Inventories	1,418,732	1,275,211
Other current assets	37,188	83,197
Total current assets	3,251,657	2,929,675

Property, plant and equipment, net	2,729,721	2,787,215

Restricted cash	17,373	18,060
Intangible assets, net	269,129	283,977
Goodwill	390,129	393,351
Other assets	12,121	11,454
Total assets	$6,670,130	$6,423,732
Liabilities and Equity
Current liabilities
Accounts payable	$467,611	$382,126
Accounts payable-related parties	16,392	13,070
Income taxes payable	5,589	5,593
Accrued payroll and benefits	138,360	164,543
Accrued interest	29,632	30,295
Accrued expenses	118,337	113,556
Current maturities of long-term debt	19,971	3,632
Total current liabilities	795,892	712,815

Long-term debt	2,354,337	2,353,194
Deferred income taxes	459,639	448,375
Other liabilities	20,781	20,649
Total liabilities	3,630,649	3,535,033

Commitments and contingencies

Redeemable noncontrolling interests	111,240	111,240

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
264,161,359 and 264,130,544 shares issued; and 239,872,874 and 243,785,485
shares outstanding, as of June 30, 2017 and December 31, 2016, respectively	641	641
Treasury stock, at cost; 24,288,485 and 20,345,059 shares,
as of June 30, 2017 and December 31, 2016 respectively	(551,125)	(416,829)
Additional paid-in capital	1,141,050	1,132,749
Retained earnings	2,490,373	2,210,459
Total Steel Dynamics, Inc. equity	3,080,939	2,927,020
Noncontrolling interests	(152,698)	(149,561)
Total equity	2,928,241	2,777,459
Total liabilities and equity	$6,670,130	$6,423,732

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales
Unrelated parties	$2,347,304	$1,978,984	$4,666,967	$3,676,988
Related parties	43,416	44,918	91,969	88,215
Total net sales	2,390,720	2,023,902	4,758,936	3,765,203

Costs of goods sold	1,998,202	1,643,519	3,894,264	3,148,784
Gross profit	392,518	380,383	864,672	616,419

Selling, general and administrative expenses	98,433	96,853	201,366	184,383
Profit sharing	21,308	20,176	48,539	29,467
Amortization of intangible assets	7,424	7,232	14,848	14,482
Operating income	265,353	256,122	599,919	388,087

Interest expense, net of capitalized interest	33,869	36,646	67,842	73,689
Other expense (income), net	(3,835)	(1,818)	(7,494)	(3,610)
Income before income taxes	235,319	221,294	539,571	318,008

Income tax expense	82,372	80,851	187,958	116,247
Net income	152,947	140,443	351,613	201,761

Net loss attributable to noncontrolling interests	986	1,526	3,137	2,945
Net income attributable to Steel Dynamics, Inc.	$153,933	$141,969	$354,750	$204,706

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$0.64	$0.58	$1.47	$0.84

Weighted average common shares outstanding	241,343	243,655	242,143	243,429

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$0.63	$0.58	$1.46	$0.84

Weighted average common shares and share equivalents outstanding	243,021	245,392	243,784	245,000

Dividends declared per share	$0.155	$0.140	$0.310	$0.280

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating activities:
Net income	$152,947	$140,443	$351,613	$201,761

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	73,801	74,795	148,858	148,780
Equity-based compensation	6,380	7,236	17,683	17,770
Deferred income taxes	6,849	18,314	14,565	35,401
Other adjustments	(43)	1,035	(147)	1,215
Changes in certain assets and liabilities:
Accounts receivable	(3,746)	(103,598)	(157,110)	(179,194)
Inventories	(57,622)	(108,893)	(144,441)	(26,326)
Other assets	5,418	10,613	7,531	11,161
Accounts payable	(45,445)	53,732	88,364	166,391
Income taxes receivable/payable	(77,587)	34,388	18,732	48,381
Accrued expenses	20,056	29,907	(24,191)	23,660
Net cash provided by operating activities	81,008	157,972	321,457	449,000

Investing activities:
Purchases of property, plant and equipment	(43,274)	(35,686)	(84,951)	(63,394)
Other investing activities	2,387	1,206	29,305	4,260
Net cash used in investing activities	(40,887)	(34,480)	(55,646)	(59,134)

Financing activities:
Issuance of current and long-term debt	51,233	63,655	51,233	84,107
Repayment of current and long-term debt	(34,997)	(81,022)	(36,426)	(85,254)
Dividends paid	(37,527)	(34,090)	(71,657)	(67,515)
Purchases of treasury stock	(76,813)	-	(138,069)	-
Other financing activities	-	3,680	(3,532)	4,430
Net cash used in financing activities	(98,104)	(47,777)	(198,451)	(64,232)

Increase in cash and equivalents	(57,983)	75,715	67,360	325,634
Cash and equivalents at beginning of period	966,826	976,951	841,483	727,032

Cash and equivalents at end of period	$908,843	$1,052,666	$908,843	$1,052,666

Supplemental disclosure information:
Cash paid for interest	$53,976	$45,094	$66,625	$71,380
Cash paid for income taxes, net	$152,116	$27,565	$153,670	$28,264

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

Steel Operations Segment.  Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc. – acquired August 1, 2016, Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and numerous downstream coating and bar processing lines. Steel operations accounted for 73% and 72% of the company’s consolidated external net sales during the three months ended June 30, 2017 and 2016, respectively, and 73% and 71% of the company’s consolidated external net sales during the six months ended June 30, 2017 and 2016, respectively.

Metals Recycling Operations Segment. Metals recycling operations consists solely of OmniSource Corporation (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and consulting services. Metals recycling operations accounted for 14% and 15% of the company’s consolidated external net sales during the three months ended June 30, 2017, and 2016, respectively, and 15% of the company’s consolidated external net sales for the six months ended June 30, 2017, and 2016.

Steel Fabrication Operations Segment.  Steel fabrication operations include the company’s eight New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 8% of the company’s consolidated external net sales during the three months ended June 30, 2017 and 2016, and 8% and 9% during the six months ended June 30, 2017 and 2016.

Other. Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our idled Minnesota ironmaking operations and other smaller joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (Continued)

Goodwill.  The company’s goodwill is allocated to the following reporting units at June 30, 2017, and December 31, 2016, (in thousands):

	June 30,	December 31,
	2017	2016
Steel Operations Segment:
Columbus Flat Roll Division	$19,682	$19,682
The Techs	142,783	142,783
Vulcan Threaded Products	7,824	7,824
Roanoke Bar Division	29,041	29,041
Metals Recycling Operations Segment:
Butler Flat Roll Division, Structural and Rail Division, and
Engineered Bar Division	95,000	95,000
OmniSource	93,874	97,096
Steel Fabrication Operations Segment	1,925	1,925
	$390,129	$393,351

OmniSource goodwill decreased $3.2 million from December 31, 2016 to June 30, 2017, in recognition of the 2017 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

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

Reclassifications

The company early adopted, effective December 31, 2016, Improvement to Employee Share-based Payment Accounting (ASU 2016-09). Cash paid to tax authorities from shares withheld to satisfy the company’s statutory income tax withholding obligation of $2.1 million were reclassified to financing activities from operating activities in the six-month period ended June 30, 2016, statement of cash flows.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, stock options and other equity-based awards; and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents at or for the three and six months ended June 30, 2017 and 2016.

The following tables present a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,
	2017			2016
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$153,933	241,343	$0.64	$141,969	243,655	$0.58
Dilutive common share equivalents	-	1,678		-	1,737
Diluted earnings per share	$153,933	243,021	$0.63	$141,969	245,392	$0.58

	Six Months Ended June 30,
	2017			2016
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$354,750	242,143	$1.47	$204,706	243,429	$0.84
Dilutive common share equivalents	-	1,641		-	1,571
Diluted earnings per share	$354,750	243,784	$1.46	$204,706	245,000	$0.84

Note 3.  Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$616,240	$515,924
Supplies	375,453	383,134
Work in progress	124,949	103,606
Finished goods	302,090	272,547
Total inventories	$1,418,732	$1,275,211

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
			Additional				Redeemable
	Common	Treasury	Paid-In	Retained	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Interests	Equity	Interests
Balances at December 31, 2016	$641	$(416,829)	$1,132,749	$2,210,459	$(149,561)	$2,777,459	$111,240
Dividends declared	-	-	-	(74,707)	-	(74,707)	-
Share repurchases	-	(138,069)	-	-	-	(138,069)	-
Equity-based compensation	-	3,773	8,301	(129)	-	11,945	-
Comprehensive and net income (loss)	-	-	-	354,750	(3,137)	351,613	-
Balances at June 30, 2017	$641	$(551,125)	$1,141,050	$2,490,373	$(152,698)	$2,928,241	$111,240

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

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of June 30, 2017:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	4,125
Aluminum	Short	4,700
Copper	Long	8,131
Copper	Short	22,169

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of June 30, 2017, and December 31, 2016, and gains and losses related to derivatives included in the company’s statement of income for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivative instruments designated
as fair value hedges
Commodity futures	Other current assets	$597	$2,910	$2,538	$1,300

Derivative instruments not designated
as hedges
Commodity futures	Other current assets	1,336	1,150	1,902	783
Total derivative instruments		$1,933	$4,060	$4,440	$2,083

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Derivative Financial Instruments (Continued)

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $2.4 million at June 30, 2017, and $3.2 million at December 31, 2016, are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the three months ended		Hedged items in	in income on	for the three months ended
	in income on	June 30,	June 30,	fair value hedge	related hedged	June 30,	June 30,
	derivatives	2017	2016	relationships	items	2017	2016
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$(3,398)	$(477)	Firm commitments	Costs of goods sold	$2,167	$(208)
				Inventory	Costs of goods sold	1,014	541
Derivatives not designated						$3,181	$333
as hedging instruments
Commodity futures	Costs of goods sold	$2,384	$1,116

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the six months ended		Hedged items in	in income on	for the six months ended
	in income on	June 30,	June 30,	fair value hedge	on related	June 30,	June 30,
	derivatives	2017	2016	relationships	hedged items	2017	2016
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$(3,551)	$455	Firm commitments	Costs of goods sold	$2,706	$(1,430)
				Inventory	Costs of goods sold	1,509	819
Derivatives not designated						$4,215	$(611)
as hedging instruments
Commodity futures	Costs of goods sold	$(1,962)	$244

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $49,000 and losses of  $47,000 during the three-month periods ended June 30, 2017 and 2016, respectively; and gains of $97,000 and losses of  $91,000 during the six-month periods ended June 30, 2017 and 2016, respectively.  Losses excluded from hedge effectiveness testing of $266,000 and $97,000 increased cost of goods sold during the three-month periods ended June 30, 2017 and 2016, respectively.  Gains of $567,000 decreased costs of goods sold during the six-month period ended June 30, 2017, and losses of $65,000 increased costs of goods sold during the six month period ended June 30, 2016.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Fair Value Measurements (Continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2017, and December 31, 2016 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Commodity futures – financial assets	$1,933	$-	$1,933	$-
Commodity futures – financial liabilities	4,440	-	4,440	-

December 31, 2016
Commodity futures – financial assets	$4,060	$-	$4,060	$-
Commodity futures – financial liabilities	2,083	-	2,083	-

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.5 billion (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion at June 30, 2017, and December 31, 2016).

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Segment Information (Continued)

The company’s segment results are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
June 30, 2017	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,690,973	$298,457	$197,834	$91,083		$-		$2,278,347
External Non-U.S.	67,269	45,072	32	-		-		112,373
Other segments	63,710	350,487	143	615		(414,955)		-
	1,821,952	694,016	198,009	91,698		(414,955)		2,390,720
Operating income (loss)	269,929	16,495	20,147	(43,110)	(1)	1,892	(2)	265,353
Income (loss) before income taxes	248,562	14,582	18,633	(48,350)		1,892		235,319
Depreciation and amortization	56,150	11,993	2,906	2,752		-		73,801
Capital expenditures	36,707	3,174	3,073	320		-		43,274

As of June 30, 2017
Assets	$4,309,720	$1,009,650	$368,360	$1,123,951	(3)	$(141,551)	(4)	$6,670,130

Footnotes related to the three months ended June 30, 2017, segment results (in millions):

(1)	Corporate SG&A	$(13.4)	(2)	Gross profit increase from intra-company sales	$1.9
	Company-wide equity-based compensation	(7.1)
	Profit sharing	(20.1)
	Other, net	(2.5)
		$(43.1)

(3)	Cash and equivalents	$860.2	(4)	Elimination of intra-company receivables	$(117.6)
	Accounts receivable	12.8		Elimination of intra-company debt	(11.6)
	Inventories	39.5		Other	(12.4)
	Property, plant and equipment, net	163.9			$(141.6)
	Intra-company debt	11.6
	Other	36.0
		$1,124.0

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Segment Information (Continued)

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
June 30, 2016	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,408,993	$271,985	$170,477	$75,450		$-		$1,926,905
External Non-U.S.	57,711	39,075	65	146		-		96,997
Other segments	66,594	279,664	1,178	1,269		(348,705)		-
	1,533,298	590,724	171,720	76,865		(348,705)		2,023,902
Operating income (loss)	273,111	11,093	23,470	(45,569)	(1)	(5,983)	(2)	256,122
Income (loss) before income taxes	250,683	8,086	21,514	(53,006)		(5,983)		221,294
Depreciation and amortization	53,675	14,250	2,762	4,160		(52)		74,795
Capital expenditures	30,098	4,482	567	539		-		35,686

Footnotes related to the three months ended June 30, 2016, segment results (in millions):

(1)	Corporate SG&A	$(14.8)	(2)	Gross profit decrease from intra-company sales	$(6.0)
	Company-wide equity-based compensation	(7.3)
	Profit sharing	(18.5)
	Other, net	(5.0)
		$(45.6)

		Metals	Steel
For the six months ended	Steel	Recycling	Fabrication
June 30, 2017	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$3,324,603	$609,408	$391,869	$180,034		$-		$4,505,914
External Non-U.S.	154,972	97,957	93	-		-		253,022
Other segments	118,053	706,788	155	949		(825,945)		-
	3,597,628	1,414,153	392,117	180,983		(825,945)		4,758,936
Operating income (loss)	618,461	34,344	43,873	(97,080)	(1)	321	(2)	599,919
Income (loss) before income taxes	575,326	30,654	40,972	(107,702)		321		539,571
Depreciation and amortization	112,481	25,028	5,877	5,472		-		148,858
Capital expenditures	70,285	9,950	4,224	492		-		84,951

Footnotes related to the six months ended June 30, 2017, segment results (in millions):

(1)	Corporate SG&A	$(25.8)	(2)	Gross profit increase from intra-company sales	$0.3
	Company-wide equity-based compensation	(16.7)
	Profit sharing	(46.6)
	Other, net	(8.0)
		$(97.1)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Segment Information (Continued)

		Metals	Steel
For the six months ended	Steel	Recycling	Fabrication
June 30, 2016	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$2,565,962	$508,742	$350,518	$150,076		$-		$3,575,298
External Non-U.S.	117,918	71,725	79	183		-		189,905
Other segments	107,806	497,442	1,204	2,495		(608,947)		-
	2,791,686	1,077,909	351,801	152,754		(608,947)		3,765,203
Operating income (loss)	405,386	13,860	55,486	(77,499)	(1)	(9,146)	(2)	388,087
Income (loss) before income taxes	360,058	7,863	51,530	(92,297)		(9,146)		318,008
Depreciation and amortization	106,158	28,830	5,583	8,312		(103)		148,780
Capital expenditures	54,002	7,562	1,171	659		-		63,394

Footnotes related to the six months ended June 30, 2016, segment results (in millions):

(1)	Corporate SG&A	$(25.9)	(2)	Gross profit decrease from intra-company sales	$(9.1)
	Company-wide equity-based compensation	(14.3)
	Profit sharing	(26.7)
	Other, net	(10.6)
		$(77.5)

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

Condensed Consolidating Balance Sheets (in thousands)
			Combined	Consolidating	Total
As of June 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$858,083	$43,416	$7,344	$-	$908,843
Accounts receivable, net	288,263	1,394,316	39,611	(835,296)	886,894
Inventories	629,757	731,165	67,141	(9,331)	1,418,732
Other current assets	21,575	14,191	4,627	(3,205)	37,188
Total current assets	1,797,678	2,183,088	118,723	(847,832)	3,251,657
Property, plant and equipment, net	884,642	1,643,556	201,523	-	2,729,721
Intangible assets, net	-	238,397	30,732	-	269,129
Goodwill	-	382,305	7,824	-	390,129
Other assets, including investments in subs	2,673,406	7,587	5,487	(2,656,986)	29,494
Total assets	$5,355,726	$4,454,933	$364,289	$(3,504,818)	$6,670,130

Accounts payable	$184,903	$318,990	$90,871	$(110,761)	$484,003
Accrued expenses	175,777	231,871	8,456	(124,186)	291,918
Current maturities of long-term debt	702	-	45,908	(26,639)	19,971
Total current liabilities	361,382	550,861	145,235	(261,586)	795,892
Long-term debt	2,326,538	-	168,681	(140,882)	2,354,337
Other liabilities	(413,133)	1,071,249	29,044	(206,740)	480,420
Total liabilities	2,274,787	1,622,110	342,960	(609,208)	3,630,649

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	641	1,727,859	14,908	(1,742,767)	641
Treasury stock	(551,125)	-	-	-	(551,125)
Additional paid-in-capital	1,141,050	128,076	785,678	(913,754)	1,141,050
Retained earnings (deficit)	2,490,373	976,888	(737,799)	(239,089)	2,490,373
Total Steel Dynamics, Inc. equity	3,080,939	2,832,823	62,787	(2,895,610)	3,080,939
Noncontrolling interests	-	-	(152,698)	-	(152,698)
Total equity	3,080,939	2,832,823	(89,911)	(2,895,610)	2,928,241
Total liabilities and equity	$5,355,726	$4,454,933	$364,289	$(3,504,818)	$6,670,130

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$766,685	$54,677	$20,121	$-	$841,483
Accounts receivable, net	229,148	1,257,245	23,689	(780,298)	729,784
Inventories	587,319	639,148	58,696	(9,952)	1,275,211
Other current assets	45,049	36,062	4,447	(2,361)	83,197
Total current assets	1,628,201	1,987,132	106,953	(792,611)	2,929,675
Property, plant and equipment, net	899,370	1,679,751	208,094	-	2,787,215
Intangible assets, net	-	251,919	32,058	-	283,977
Goodwill	-	385,527	7,824	-	393,351
Other assets, including investments in subs	2,769,884	7,335	5,832	(2,753,537)	29,514
Total assets	$5,297,455	$4,311,664	$360,761	$(3,546,148)	$6,423,732

Accounts payable	$141,089	$265,764	$89,659	$(101,316)	$395,196
Accrued expenses	198,085	220,917	8,793	(113,808)	313,987
Current maturities of long-term debt	674	700	29,347	(27,089)	3,632
Total current liabilities	339,848	487,381	127,799	(242,213)	712,815
Long-term debt	2,324,298	-	168,566	(139,670)	2,353,194
Other liabilities	(293,711)	1,219,444	42,482	(499,191)	469,024
Total liabilities	2,370,435	1,706,825	338,847	(881,074)	3,535,033

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	641	1,727,859	14,908	(1,742,767)	641
Treasury stock	(416,829)	-	-	-	(416,829)
Additional paid-in-capital	1,132,749	128,076	779,678	(907,754)	1,132,749
Retained earnings (deficit)	2,210,459	748,904	(734,351)	(14,553)	2,210,459
Total Steel Dynamics, Inc. equity	2,927,020	2,604,839	60,235	(2,665,074)	2,927,020
Noncontrolling interests	-	-	(149,561)	-	(149,561)
Total equity	2,927,020	2,604,839	(89,326)	(2,665,074)	2,777,459
Total liabilities and equity	$5,297,455	$4,311,664	$360,761	$(3,546,148)	$6,423,732

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
June 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$926,855	$2,614,676	$144,938	$(1,295,749)	$2,390,720
Costs of goods sold	767,047	2,362,604	137,052	(1,268,501)	1,998,202
Gross profit	159,808	252,072	7,886	(27,248)	392,518
Selling, general and administrative	50,942	75,720	5,304	(4,801)	127,165
Operating income	108,866	176,352	2,582	(22,447)	265,353
Interest expense, net of capitalized interest	18,441	14,641	3,047	(2,260)	33,869
Other (income) expense, net	(3,869)	(2,146)	(79)	2,259	(3,835)
Income (loss) before income taxes and
equity in net income of subsidiaries	94,294	163,857	(386)	(22,446)	235,319
Income taxes	29,142	59,397	1,692	(7,859)	82,372
	65,152	104,460	(2,078)	(14,587)	152,947
Equity in net income of subsidiaries	88,781	-	-	(88,781)	-
Net loss attributable to noncontrolling interests	-	-	986	-	986
Net income (loss) attributable to Steel Dynamics, Inc.	$153,933	$104,460	$(1,092)	$(103,368)	$153,933

For the three months ended,			Combined	Consolidating	Total
June 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$793,990	$2,206,348	$89,545	$(1,065,981)	$2,023,902
Costs of goods sold	627,246	1,957,570	94,986	(1,036,283)	1,643,519
Gross profit (loss)	166,744	248,778	(5,441)	(29,698)	380,383
Selling, general and administrative	53,999	72,808	2,416	(4,962)	124,261
Operating income (loss)	112,745	175,970	(7,857)	(24,736)	256,122
Interest expense, net of capitalized interest	17,837	18,352	2,451	(1,994)	36,646
Other (income) expense, net	(2,271)	1,885	(3,426)	1,994	(1,818)
Income (loss) before income taxes and
equity in net income of subsidiaries	97,179	155,733	(6,882)	(24,736)	221,294
Income taxes (benefit)	31,700	58,779	(589)	(9,039)	80,851
	65,479	96,954	(6,293)	(15,697)	140,443
Equity in net income of subsidiaries	76,490	-	-	(76,490)	-
Net loss attributable to noncontrolling interests	-	-	1,526	-	1,526
Net income (loss) attributable to Steel Dynamics, Inc.	$141,969	$96,954	$(4,767)	$(92,187)	$141,969

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (Continued)

For the six months ended,			Combined	Consolidating	Total
June 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,851,421	$5,186,914	$288,346	$(2,567,745)	$4,758,936
Costs of goods sold	1,478,626	4,652,268	275,093	(2,511,723)	3,894,264
Gross profit (loss)	372,795	534,646	13,253	(56,022)	864,672
Selling, general and administrative	112,597	152,002	10,357	(10,203)	264,753
Operating income (loss)	260,198	382,644	2,896	(45,819)	599,919
Interest expense, net of capitalized interest	36,522	29,764	6,313	(4,757)	67,842
Other (income) expense, net	(7,123)	(4,813)	(315)	4,757	(7,494)
Income (loss) before income taxes and
equity in net income of subsidiaries	230,799	357,693	(3,102)	(45,819)	539,571
Income taxes (benefit)	70,727	129,708	3,482	(15,959)	187,958
	160,072	227,985	(6,584)	(29,860)	351,613
Equity in net income of subsidiaries	194,678	-	-	(194,678)	-
Net loss attributable to noncontrolling interests	-	-	3,137	-	3,137
Net income (loss) attributable to Steel Dynamics, Inc.	$354,750	$227,985	$(3,447)	$(224,538)	$354,750

For the six months ended,			Combined	Consolidating	Total
June 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,451,804	$4,063,692	$175,285	$(1,925,578)	$3,765,203
Costs of goods sold	1,175,425	3,659,391	186,016	(1,872,048)	3,148,784
Gross profit (loss)	276,379	404,301	(10,731)	(53,530)	616,419
Selling, general and administrative	92,601	140,008	5,218	(9,495)	228,332
Operating income (loss)	183,778	264,293	(15,949)	(44,035)	388,087
Interest expense, net of capitalized interest	36,024	36,752	4,711	(3,798)	73,689
Other (income) expense, net	(4,479)	4,075	(7,004)	3,798	(3,610)
Income (loss) before income taxes and					-
equity in net income of subsidiaries	152,233	223,466	(13,656)	(44,035)	318,008
Income taxes (benefit)	48,968	84,274	(860)	(16,135)	116,247
	103,265	139,192	(12,796)	(27,900)	201,761
Equity in net income of subsidiaries	101,441	-	-	(101,441)	-
Net loss attributable to noncontrolling interests			2,945		2,945
Net income (loss) attributable to Steel Dynamics, Inc.	$204,706	$139,192	$(9,851)	$(129,341)	$204,706

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the six months ended,			Combined	Consolidating	Total
June 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided (used in) by operating activities	$60,686	$279,513	$(19,857)	$1,115	$321,457
Net cash used in investing activities	(33,305)	(22,599)	(503)	761	(55,646)
Net cash provided by (used in) financing activities	64,017	(268,175)	7,583	(1,876)	(198,451)
Increase (decrease) in cash and equivalents	91,398	(11,261)	(12,777)	-	67,360
Cash and equivalents at beginning of period	766,685	54,677	20,121	-	841,483
Cash and equivalents at end of period	$858,083	$43,416	$7,344	$-	$908,843

For the six months ended,			Combined	Consolidating	Total
June 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$185,848	$264,839	$(2,066)	$379	$449,000
Net cash used in investing activities	(19,031)	(35,026)	(4,746)	(331)	(59,134)
Net cash provided by (used in) financing activities	143,324	(222,896)	15,388	(48)	(64,232)
Increase in cash and equivalents	310,141	6,917	8,576	-	325,634
Cash and equivalents at beginning of period	636,877	81,976	8,179	-	727,032
Cash and equivalents at end of period	$947,018	$88,893	$16,755	$-	$1,052,666

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

Results Overview

Consolidated operating income increased $9.2 million, or 4%, to $265.4 million for the second quarter 2017, compared to the second quarter 2016.  Second quarter 2017 net income increased $12.0 million, or 8%, to $153.9 million, compared to the second quarter 2016.

Consolidated operating income increased $211.8 million, or 55%, to $599.9 million for the first half of 2017, compared to $388.1 million for the first half of 2016.  First half 2017 net income increased $150.0 million, or 73%, to $354.8 million, compared to the first half 2016.

Our consolidated results for the second quarter and first half of 2017 benefited from continued strong demand primarily for our sheet and special-bar-quality steel products coupled with continued historically low customer inventory levels.  However, increased pressure from imports with some hesitancy in customer order entry, and a planned outage and new product start-up at two of our steel mills, put downward pressure on steel shipments and profitability during the second quarter of 2017.  Decreased scrap volumes for our metals recycling operations were offset by improved pricing and metal spreads and reduced operating expenses, resulting in increased operating income. The non-residential construction market remains strong, resulting in record quarterly shipments for our steel fabrication operations for the second straight quarter; however, metal spreads and operating income contracted as increases in average selling prices have been outpaced by rising steel input costs.

Segment Operating Results 2017 vs. 2016  (dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
Net sales:
Steel Operations Segment	$1,821,952	19%	$1,533,298	$3,597,628	29%	$2,791,686
Metals Recycling Operations Segment	694,016	17%	590,724	1,414,153	31%	1,077,909
Steel Fabrication Operations Segment	198,009	15%	171,720	392,117	11%	351,801
Other	91,698	19%	76,865	180,983	18%	152,754
	2,805,675		2,372,607	5,584,881		4,374,150
Intra-company	(414,955)		(348,705)	(825,945)		(608,947)
	$2,390,720	18%	$2,023,902	$4,758,936	26%	$3,765,203

Operating income (loss):
Steel Operations Segment	$269,929	(1)%	$273,111	$618,461	53%	$405,386
Metals Recycling Operations Segment	16,495	49%	11,093	34,344	148%	13,860
Steel Fabrication Operations Segment	20,147	(14)%	23,470	43,873	(21)%	55,486
Other	(43,110)	5%	(45,569)	(97,080)	(25)%	(77,499)
	263,461		262,105	599,598		397,233
Intra-company	1,892		(5,983)	321		(9,146)
	$265,353	4%	$256,122	$599,919	55%	$388,087

Steel Operations Segment

Steel Operations Segment.  Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and eleven downstream steel coating lines, and several bar processing lines, as well as Iron Dynamics, our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive,  manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 73% and 72% of our consolidated external net sales during the second quarter of 2017 and 2016, respectively, and 73% and 71% of our consolidated external net sales during the first half of 2017 and 2016, respectively.

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

Steel Operations Segment Shipments (tons):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016

Total shipments	2,421,897	(3)%	2,491,362	4,903,644	3%	4,768,571
Intra-segment shipments	(88,571)		(85,720)	(191,356)		(150,779)
Steel Operations Segment Shipments	2,333,326	(3)%	2,405,642	4,712,288	2%	4,617,792

External shipments	2,246,569	(2)%	2,291,162	4,551,649	3%	4,413,034

Segment Results 2017 vs. 2016

Overall domestic steel demand outlook remained strong, with automotive remaining steady and construction and energy markets improving, particularly benefiting our Engineered Bar Products Division, which achieved increased shipments of 29% in the second quarter 2017 compared to second quarter 2016. Overall steel shipments decreased 3% in the second quarter 2017, as compared to the same period in 2016, due in part to a planned outage at our Butler Flat Roll Division, in which we upgraded our equipment while completing a galvanizing line expansion. In addition, the Columbus Flat Roll Division experienced some quality issues related to the start-up of our new Galvalume and paint line. Each of these matters reduced our ability to ship value-added coated sheet products. Lastly, structural and merchant steel shipments were adversely affected by increased import pressure during the second quarter 2017.  Our steel mill utilization rate averaged 91% for the second quarter 2017, as compared to 95% in the second quarter 2016. Sheet steel average selling prices increased 25% in the second quarter 2017 compared to the same period in 2016, while long products rose 14%. Net sales for the steel operations increased 19% in the second quarter 2017, when compared to the same period in 2016, as an increase of $140 per ton, or 22%, in average selling prices more than offset the 3%  decrease in steel operations shipments. Net sales for the steel operations increased 29% in the first half of 2017, when compared to the same period in 2016, due to a 3% increase in steel operations shipments combined with an increase of $155 per ton, or 26%, in average selling prices. The increase in shipments for the first half of 2017 was the result of much stronger market in the first quarter 2017, compared to the first quarter 2016.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 60% of our steel operations’ manufacturing costs, excluding the operations of The Techs and Vulcan, which purchase, rather than produce, the steel they further process. Our metallic raw material cost per net ton consumed in our steel operations increased $76, or 33%, in the second quarter 2017, compared to the same period in 2016, consistent with overall increased domestic scrap pricing. In the first half of 2017, our metallic raw material cost per net ton consumed increased $77, or 37%, compared to the same period in 2016.

Operating income for the steel operations decreased 1%, to $269.9 million, in the second quarter 2017, compared to the same period in 2016, due to the decrease in steel shipments more than offsetting the impact of the increase in metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed). Sheet steel and long-products metal spread increased 18% and 10%, respectively, period over period. First half 2017 operating income increased 53%, to $618.5 million, compared to the first half of 2016, due to a 19% expansion of overall steel operations metal spread, coupled with a 3% increase in steel shipments.

Metals Recycling Operations Segment

Metals Recycling Operations Segment.  Metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout the eastern half of the United States.  In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at approximately 700 locations throughout North America. Our steel mills utilize a large portion (60% - 63% for the periods presented) of the ferrous scrap sold by OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Our metals recycling operations accounted for 14% and 15% of our consolidated external net sales during the second quarter of 2017 and 2016, respectively, and 15% for the first half of 2017 and 2016.

Metals Recycling Operations Shipments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
Ferrous metal (gross tons)
Total	1,222,777	(9)%	1,346,324	2,561,376	(3)%	2,651,478
Inter-company	(756,271)		(807,077)	(1,609,456)		(1,608,444)
External shipments	466,506	(13)%	539,247	951,920	(9)%	1,043,034

Nonferrous metals (thousands of pounds)
Total	270,444	(3)%	278,198	554,047	1%	548,608
Inter-company	(39,880)		(30,706)	(70,547)		(58,556)
External shipments	230,564	(7)%	247,492	483,500	(1)%	490,052

Segment Results 2017 vs. 2016

Metals recycling operations operating income in the second quarter 2017 of $16.5 million was 49% higher than the second quarter 2016 operating income of $11.1 million, due to improvements in ferrous and nonferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap), and reduced operating costs. Net sales increased 17% in the second quarter 2017 as compared to the same period in 2016, driven by increased pricing, which more than offset decreased shipments. Overall domestic steel mill utilization was 74% in the second quarter of both 2017 and 2016, while our own steel mill utilization declined moderately (91%, compared to 95% in the second quarter 2016). Ferrous shipments to our own steel mills decreased by 6% in the second quarter 2017, compared to the same period in 2016. Both ferrous and nonferrous scrap average selling prices increased 27% during the second quarter 2017 compared to the same period in 2016. Ferrous metal spread increased 5%, along with a 3% increase in nonferrous metal spread.

Metals recycling operations operating income in the first half of 2017 of $34.3 million was 148% higher than the first half 2016 operating income of $13.9 million, due to increased selling prices and a 21% improvement in ferrous metal spread. Net sales increased 31% in the first half of 2017 as compared to the same period in 2016, driven by increased pricing for both ferrous and nonferrous products, which increased 46%  and 23%, respectively, during the first half of 2017 compared to the same period in 2016.

Steel Fabrication Operations Segment

Steel fabrication operations include our eight New Millennium Building Systems’ joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry.  Steel fabrication operations accounted for 8% of  our consolidated external net sales during the second quarter of 2017 and 2016, and 8% and 9% during the first half of 2017 and 2016, respectively.

Segment Results 2017 vs. 2016

The overall non-residential construction market has continued to remain strong, and shows signs of further growth, as our fabrication operations again achieved record quarterly shipments in the second quarter of 2017, slightly beating the previous record set in the first quarter 2017.  Increases in selling prices were, however, outpaced by increased steel input costs during the second quarter 2017 compared to the same period in 2016, resulting in metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contraction, and decreased operating income. Net sales for the steel fabrication operations increased $26.3 million, or 15%, during the second quarter 2017,  compared to the same period in 2016,  as shipments increased 6%, while average selling prices increased $109 per ton, or 9%. Net sales for the segment increased $40.3 million, or 11%, in the first half of 2017, compared to the first half of 2016, as volumes increased 5% and selling prices increased 6%. Our steel fabrication operations continue to realize strength in order activity and resulting shipments, as we continue to leverage our national operating footprint to sustain and improve market share, and market demand continues to be strong.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed increased by 24% in the second quarter 2017, as compared to the same period in 2016.  With selling prices increasing only 9%, metal spread declined 6%, resulting in a 14% decrease in operating income to $20.1 million in the second quarter 2017, as compared to $23.5 million in the same period in 2016. Segment operating income of $43.9 million in the first half of 2017 decreased 21%, from $55.5 million in the first half of 2016, as metal spreads decreased 8% year over year

Other Operations

Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our idled Minnesota ironmaking operations and smaller joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

Second Quarter Consolidated Results 2017 vs. 2016

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $127.2 million during the second quarter 2017 increased 2% from $124.3 million during the second quarter 2016,  representing approximately 5.3% and 6.1% of net sales, respectively. The slight increase in the second quarter 2017 expenses compared to the same period in 2016 is due most notably to increased performance-based incentive compensation, including profit sharing, associated with our increased profitability.

Interest Expense, net of Capitalized Interest.  During the second quarter 2017, interest expense decreased 8% to $33.9 million from $36.6 million during the same period in 2016. The decrease in interest expense is due primarily to the December 2016 refinancing of $400.0 million of 6.125% senior notes due 2019 with 5.000% senior notes due 2026. In addition, in December 2016 we repaid the remaining $228.1 million of outstanding Senior Term Loan debt, which was set to mature on November 14, 2019.

Income Tax Expense.  During the second quarter 2017, our income tax expense was $82.4 million at an effective income tax rate of 35.0%, as compared to $80.9 million at an effective income tax rate of 36.5%, during the second quarter 2016. The lower effective tax rate in 2017 is due primarily to additional permanent tax benefit items, most notably the 2017 domestic manufacturing deduction, resulting from increases in taxable income.

First Six Months Consolidated Results 2017 vs. 2016

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $264.8 million during the first half of 2017 increased 16% from $228.3 million during the first half of 2016, representing approximately 5.6% and 6.1% of net sales, respectively. The increase in the first half 2017 expenses compared to the same period in 2016 is due most notably to increased performance-based incentive compensation, including profit sharing, associated with our increased profitability.

Interest Expense, net of Capitalized Interest.  During the first half of 2017, interest expense decreased $5.8 million to $67.8 million, when compared to the same period in 2016. The decrease in interest expense is due primarily to the December 2016 refinancing of $400.0 million of 6.125% senior notes due 2019 with 5.000% senior notes due 2026. In addition, in December 2016 we repaid the remaining $228.1 million of outstanding Senior Term Loan debt, which was set to mature on November 14, 2019.

Income Tax Expense.  During the first half of 2017, our income tax expense was $188.0 million at an effective income tax rate of 34.8%, as compared to $116.2 million at an effective income tax rate of 36.6%, during the first half of 2016. The lower effective tax rate in 2017 is due primarily to additional permanent tax benefit items, most notably the 2017 domestic manufacturing deduction, resulting from increases in taxable income.

Liquidity and Capital Resources

Capital Resources and Long‑term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our Revolver. Our liquidity at June 30, 2017, is as follows (in thousands):

Cash and equivalents	$908,843
Revolver availability	1,188,148
Total liquidity	$2,096,991

Our total outstanding debt remained relatively unchanged during the first half of 2017 at $2.4 billion. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 43.9% at June 30, 2017,  from 44.9% at December 31, 2016, due to our increased profitability during the first half of 2017.

Our November 2014 senior secured credit facility (Facility), which provides a $1.2 billion Revolver, matures November 2019. Subject to certain conditions, we have the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of our subsidiaries; and is secured by substantially all of our and our wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of our wholly-owned subsidiaries’ capital stock or other equity interests, and intercompany debt held by us as collateral. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions, or enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At June 30,  2017, we had $1.2 billion of availability on the Revolver, $11.9 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At June 30,  2017, our interest coverage ratio and net debt leverage ratio were 10.17:1.00 and 1.36:1.00, respectively. We were, therefore, in compliance with these covenants at June 30, 2017, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $321.5 million in the first half of 2017. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $233.9 million to $1.5 billion at June 30, 2017. Increases in volumes, pricing and profitability resulted in increased accounts receivable, with related increases in inventory, which were only partially offset by related increases in accounts payable.

Capital Investments.    During the first half of 2017, we invested $85.0 million in property, plant and equipment, primarily within our steel operations segment, compared with $63.4 million invested during the same period in 2016.

Cash Dividends.    As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 11% to $0.155 per share in the first quarter 2017 (from $0.140 per share in 2016), resulting in declared cash dividends of $74.7 million during the first half of 2017, compared to $68.2 million during the same period in 2016. We paid cash dividends of $71.7 million and $67.5 million during the first half of 2017 and 2016, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our Facility and the indentures relating to our senior notes may restrict the amount of cash dividends we can pay.

Other.    In 2016, the board of directors authorized a share repurchase program of up to $450 million of our common stock. Under the share repurchase program, purchases will take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions.  The share repurchase program does not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time.  We acquired 4.1 million shares of our common stock for $138.1 million in the first half of 2017 pursuant to this program. See Part II Other Information, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure that our operating results, cash flows, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flows from operations, together with other available sources of funds, including if necessary borrowings under our Revolver through its term, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements, and anticipated capital expenditures.

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

In our metals recycling operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At June 30,  2017, we had a cumulative unrealized loss associated with these financial contracts of $2.5 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30,  2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, for which a total of $200,000 is recorded in our financial statements as of June 30, 2017.

ITEM 1A.RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended
December 31, 2016.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended
June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands) (1)
Quarter ended June 30, 2017

April 1-30	323,338	$32.93	323,338	$353,062
May 1-31	786,119	33.94	786,119	326,384
June 1-30	1,188,565	33.22	1,188,565	286,897
	2,298,022		2,298,022

(1)

On October 18, 2016, we announced that our board of directors had authorized a share repurchase program of up to $450.0 million of our common stock.  Our board of directors cancelled the previously authorized program with respect to which no shares had been repurchased for a number of years.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information normally required to be furnished, in Exhibit 95 to this Quarterly Report, pursuant to Item 4 concerning mine safety disclosure matters, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is not included in this report, as there are no applicable mine safety disclosure matters to report for the three months ended June 30, 2017. Accordingly, there is no Exhibit 95 attached to this report.

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

August 7, 2017

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)