Form 10-Q
period 2017-09-30
STEEL DYNAMICS INC
filed 2017-11-09
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7575 West Jefferson Blvd, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

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

As of November 1, 2017, Registrant had 236,951,784 outstanding shares of common stock.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
Assets	(unaudited)
Current assets
Cash and equivalents	$1,101,964	$841,483
Accounts receivable, net	897,838	703,565
Accounts receivable-related parties	25,179	26,219
Inventories	1,487,516	1,275,211
Other current assets	59,648	83,197
Total current assets	3,572,145	2,929,675

Property, plant and equipment, net	2,708,777	2,787,215

Restricted cash	17,092	18,060
Intangible assets, net	263,357	283,977
Goodwill	388,518	393,351
Other assets	10,848	11,454
Total assets	$6,960,737	$6,423,732
Liabilities and Equity
Current liabilities
Accounts payable	$512,290	$382,126
Accounts payable-related parties	16,393	13,070
Income taxes payable	5,596	5,593
Accrued payroll and benefits	171,508	164,543
Accrued interest	49,380	30,295
Accrued expenses	128,701	113,556
Current maturities of long-term debt	182,661	3,632
Total current liabilities	1,066,529	712,815

Long-term debt	2,351,483	2,353,194
Deferred income taxes	461,399	448,375
Other liabilities	20,305	20,649
Total liabilities	3,899,716	3,535,033

Commitments and contingencies

Redeemable noncontrolling interests	111,240	111,240

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
264,161,359 and 264,130,544 shares issued; and 236,951,784 and 243,785,485
shares outstanding, as of September 30, 2017 and December 31, 2016, respectively	641	641
Treasury stock, at cost; 27,209,575 and 20,345,059 shares,
as of September 30, 2017 and December 31, 2016 respectively	(650,210)	(416,829)
Additional paid-in capital	1,147,463	1,132,749
Retained earnings	2,606,831	2,210,459
Total Steel Dynamics, Inc. equity	3,104,725	2,927,020
Noncontrolling interests	(154,944)	(149,561)
Total equity	2,949,781	2,777,459
Total liabilities and equity	$6,960,737	$6,423,732

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales
Unrelated parties	$2,399,116	$2,060,596	$7,066,083	$5,737,584
Related parties	44,266	40,714	136,235	128,929
Total net sales	2,443,382	2,101,310	7,202,318	5,866,513

Costs of goods sold	2,046,864	1,692,807	5,941,128	4,841,591
Gross profit	396,518	408,503	1,261,190	1,024,922

Selling, general and administrative expenses	97,056	95,185	298,422	279,899
Profit sharing	21,175	22,255	69,714	51,722
Amortization of intangible assets	7,272	7,208	22,120	21,359
Operating income	271,015	283,855	870,934	671,942

Interest expense, net of capitalized interest	34,177	36,199	102,019	109,888
Other expense (income), net	2,526	4,351	(4,968)	741
Income before income taxes	234,312	243,305	773,883	561,313

Income tax expense	83,300	88,892	271,258	205,139
Net income	151,012	154,413	502,625	356,174

Net loss attributable to noncontrolling interests	2,246	2,984	5,383	5,929
Net income attributable to Steel Dynamics, Inc.	$153,258	$157,397	$508,008	$362,103

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$0.64	$0.65	$2.11	$1.49

Weighted average common shares outstanding	239,066	243,761	241,117	243,539

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$0.64	$0.64	$2.09	$1.48

Weighted average common shares and share equivalents outstanding	240,880	245,682	242,816	245,227

Dividends declared per share	$0.155	$0.140	$0.465	$0.420

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating activities:
Net income	$151,012	$154,413	$502,625	$356,174

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	75,210	74,190	224,068	222,970
Equity-based compensation	6,875	5,946	24,558	23,716
Deferred income taxes	3,284	18,478	17,849	53,879
Other adjustments	8,202	161	8,055	1,376
Changes in certain assets and liabilities:
Accounts receivable	(36,123)	29,384	(193,233)	(149,810)
Inventories	(67,285)	(76,013)	(211,726)	(102,339)
Other assets	(9,234)	694	(1,703)	11,855
Accounts payable	44,887	(49,171)	133,251	117,220
Income taxes receivable/payable	(12,929)	(7,421)	5,803	40,960
Accrued expenses	62,249	45,701	38,058	69,361
Net cash provided by operating activities	226,148	196,362	547,605	645,362

Investing activities:
Purchases of property, plant and equipment	(42,795)	(59,774)	(127,746)	(123,168)
Acquisition of business, net of cash acquired	(5,518)	(109,065)	(5,518)	(109,065)
Other investing activities	1,081	1,507	30,386	5,767
Net cash used in investing activities	(47,232)	(167,332)	(102,878)	(226,466)

Financing activities:
Issuance of current and long-term debt	450,215	12,911	501,448	97,018
Repayment of current and long-term debt	(294,913)	(9,999)	(331,339)	(95,253)
Dividends paid	(37,180)	(34,124)	(108,837)	(101,639)
Purchases of treasury stock	(99,085)	-	(237,154)	-
Other financing activities	(4,832)	1,005	(8,364)	5,435
Net cash provided by (used in) financing activities	14,205	(30,207)	(184,246)	(94,439)

Increase (decrease) in cash and equivalents	193,121	(1,177)	260,481	324,457
Cash and equivalents at beginning of period	908,843	1,052,666	841,483	727,032

Cash and equivalents at end of period	$1,101,964	$1,051,489	$1,101,964	$1,051,489

Supplemental disclosure information:
Cash paid for interest	$13,530	$26,225	$80,155	$97,605
Cash paid for income taxes, net	$93,123	$75,860	$246,793	$104,124

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

Steel Operations Segment.  Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc. – acquired August 1, 2016, Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and numerous downstream coating and bar processing lines. Steel operations accounted for 73% and 74% of the company’s consolidated external net sales during the three months ended September 30, 2017 and 2016, respectively, and 73% and 72% of the company’s consolidated external net sales during the nine months ended September 30, 2017 and 2016, respectively.

Metals Recycling Operations Segment. Metals recycling operations consists solely of OmniSource Corporation (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and consulting services. Metals recycling operations accounted for 14% and 15% of the company’s consolidated external net sales during the three months ended September 30, 2017 and 2016, respectively, and 15% of the company’s consolidated external net sales for the nine months ended September 30, 2017 and 2016.

Steel Fabrication Operations Segment.  Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 9% and 8% of the company’s consolidated external net sales during the three months ended September 30, 2017 and 2016, respectively, and 8% and 9% during the nine months ended September 30, 2017 and 2016, respectively.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (Continued)

Goodwill.  The company’s goodwill is allocated to the following reporting units at September 30, 2017, and December 31, 2016, (in thousands):

	September 30,	December 31,
	2017	2016
Steel Operations Segment:
Columbus Flat Roll Division	$19,682	$19,682
The Techs	142,783	142,783
Vulcan Threaded Products	7,824	7,824
Roanoke Bar Division	29,041	29,041
Metals Recycling Operations Segment:
Butler Flat Roll Division, Structural and Rail Division, and
Engineered Bar Division	95,000	95,000
OmniSource	92,263	97,096
Steel Fabrication Operations Segment	1,925	1,925
	$388,518	$393,351

OmniSource goodwill decreased $4.8 million from December 31, 2016 to September 30, 2017, in recognition of the 2017 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

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

In May 2014, the FASB issued ASU 2014-09, which is codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition.  FASB has since issued clarifying guidance in the form of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Consideration (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contract with Customers : Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, collectively (ASC 606). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and potential uncertainty of revenue that is recognized. ASC 606 guidance is effective for annual and interim periods beginning after December 15, 2017, but can be early adopted for annual and interim periods ending after December 15, 2016, using a full retrospective or modified retrospective approach.  The company is finalizing its adoption plan in which it has identified current revenue streams and analyzed those revenue streams pursuant to the new accounting requirements. The company will complete the adoption plan during the fourth quarter of 2017, including assessment of new required disclosures.  Based on our analysis within the adoption plan completed to date, the company does not believe there will be significant change in the amount or timing of revenue recognized under the new standard, or significant changes required to the company’s functions, processes or systems. The company intends to adopt ASU 2014-09 effective January 1, 2018, using the modified retrospective approach.

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

Reclassifications

The company early adopted, effective December 31, 2016, Improvement to Employee Share-based Payment Accounting (ASU 2016-09). Cash paid to tax authorities from shares withheld to satisfy the company’s statutory income tax withholding obligation of $2.2 million were reclassified to financing activities from operating activities in the nine-month period ended September 30, 2016, statement of cash flows.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, stock options and other equity-based awards; and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents at or for the three and nine months ended September 30, 2017 and 2016.

The following tables present a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,
	2017			2016
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$153,258	239,066	$0.64	$157,397	243,761	$0.65
Dilutive common share equivalents	-	1,814		-	1,921
Diluted earnings per share	$153,258	240,880	$0.64	$157,397	245,682	$0.64

	Nine Months Ended September 30,
	2017			2016
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$508,008	241,117	$2.11	$362,103	243,539	$1.49
Dilutive common share equivalents	-	1,699		-	1,688
Diluted earnings per share	$508,008	242,816	$2.09	$362,103	245,227	$1.48

Note 3.  Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out, basis for other inventory. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$677,187	$515,924
Supplies	376,984	383,134
Work in progress	119,735	103,606
Finished goods	313,610	272,547
Total inventories	$1,487,516	$1,275,211

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Debt

In September 2017, the company issued $350.0 million of 4.125% senior notes due 2025 (the "2025 Notes"), the proceeds of which, along with available cash, were used to fund the September 2017 tender to purchase at a redemption price of 103.563%, $182.9 million principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, of the company's 6.375% senior notes due 2022 (the "2022 Notes"), and the October 2017 call and repayment at a redemption price of 103.188% of the $167.1 million remaining outstanding principal amount of the 2022 Notes, plus accrued and unpaid interest to, but not including, the date of repayment. The $167.1 remaining outstanding principal amount is included in current maturities of long-term debt in the company’s September 30, 2017, balance sheet.  The company recorded expenses related to tender premiums, write off of unamortized debt issuance costs, and other expenses of $8.0 million, which are reflected in other expenses in the consolidated statements of income for the three- and nine-months ended September 30, 2017. Additional call premiums of $6.6 million related to the October 2017 call and repayment will be recorded as other expenses in the consolidated statements of income for the three months and year ended

December 31, 2017.

Note 5.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc. and equity and redeemable amounts attributable to the noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
			Additional				Redeemable
	Common	Treasury	Paid-In	Retained	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Interests	Equity	Interests
Balances at December 31, 2016	$641	$(416,829)	$1,132,749	$2,210,459	$(149,561)	$2,777,459	$111,240
Dividends declared	-	-	-	(111,435)	-	(111,435)	-
Share repurchases	-	(237,154)	-	-	-	(237,154)	-
Equity-based compensation	-	3,773	14,714	(201)	-	18,286	-
Comprehensive and net income (loss)	-	-	-	508,008	(5,383)	502,625	-
Balances at September 30, 2017	$641	$(650,210)	$1,147,463	$2,606,831	$(154,944)	$2,949,781	$111,240

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

Commodity Futures Contracts.  If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of September 30, 2017:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	1,275
Aluminum	Short	2,250
Copper	Long	4,251
Copper	Short	21,727

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of September 30, 2017, and December 31, 2016, and gains and losses related to derivatives included in the company’s statement of income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments (Continued)

	Asset Derivatives			Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivative instruments designated
as fair value hedges
Commodity futures	Other current assets	$2,576	$2,910	$396	$1,300

Derivative instruments not designated
as hedges
Commodity futures	Other current assets	1,573	1,150	497	783
Total derivative instruments		$4,149	$4,060	$893	$2,083

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $6.0 million at September 30, 2017, and $3.2 million at December 31, 2016, are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the three months ended		Hedged items in	in income on	for the three months ended
	in income on	September 30,	September 30,	fair value hedge	related hedged	September 30,	September 30,
	derivatives	2017	2016	relationships	items	2017	2016
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$4,122	$826	Firm commitments	Costs of goods sold	$(1,711)	$(793)
				Inventory	Costs of goods sold	(1,330)	(177)
Derivatives not designated						$(3,041)	$(970)
as hedging instruments
Commodity futures	Costs of goods sold	$(10,566)	$(638)

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the nine months ended		Hedged items in	in income on	for the nine months ended
	in income on	September 30,	September 30,	fair value hedge	on related	September 30,	September 30,
	derivatives	2017	2016	relationships	hedged items	2017	2016
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$571	$1,281	Firm commitments	Costs of goods sold	$995	$(2,223)
				Inventory	Costs of goods sold	179	642
Derivatives not designated						$1,174	$(1,581)
as hedging instruments
Commodity futures	Costs of goods sold	$(12,528)	$(394)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $35,000 and $84,000 during the three-month periods ended September 30, 2017 and 2016, respectively; and a gain of $62,000 and loss of  $175,000 during the nine-month periods ended September 30, 2017 and 2016, respectively.  Gains excluded from hedge effectiveness testing of $1.1 million decreased cost of goods sold during the three-month period ended September 30, 2017, and losses excluded from hedge effectiveness testing of $60,000 increased costs of goods sold during the three-month period ended September 30, 2016.  Gains of $1.7 million decreased costs of goods sold during the nine-month period ended September 30, 2017, and losses of $125,000 increased costs of goods sold during the nine month period ended September 30, 2016.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2017, and December 31, 2016 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Commodity futures – financial assets	$4,149	$-	$4,149	$-
Commodity futures – financial liabilities	893	-	893	-

December 31, 2016
Commodity futures – financial assets	$4,060	$-	$4,060	$-
Commodity futures – financial liabilities	2,083	-	2,083	-

The carrying amounts of financial instruments including cash and equivalents approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.6 billion and $2.5 billion at September 30, 2017 and December 31, 2016, respectively (with a corresponding carrying amount in the consolidated balance sheet of $2.5 and $2.4 billion at September 30, 2017, and December 31, 2016, respectively).

Note 8.  Commitments and Contingencies

The company is involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

Note 9.  Segment Information

The company’s operations are primarily organized and managed by reportable operating segments, which are steel operations, metals recycling operations, and steel fabrication operations. The segment operations are more fully described in Note 1 to these financial statements. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to these financial statements. Intra‑segment sales and any related profits are eliminated in consolidation. Amounts included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations and several small joint ventures. In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (Continued)

The company’s segment results are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
September 30, 2017	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$1,700,707	$301,422	$211,271	$101,057		$-		$2,314,457
External Non-U.S.	82,098	46,793	34	-		-		128,925
Other segments	65,321	360,982	89	116		(426,508)		-
	1,848,126	709,197	211,394	101,173		(426,508)		2,443,382
Operating income (loss)	276,547	17,624	21,862	(44,326)	(1)	(692)		271,015
Income (loss) before income taxes	255,539	16,020	20,199	(56,754)		(692)		234,312
Depreciation and amortization	57,644	12,020	2,866	2,680		-		75,210
Capital expenditures	31,654	8,589	1,524	1,028		-		42,795

As of September 30, 2017
Assets	$4,353,904	$1,032,018	$381,931	$1,346,968	(2)	$(154,084)	(3)	$6,960,737

	Footnotes related to the three months ended September 30, 2017, segment results (in millions):

(1)	Corporate SG&A	$(12.1)	(3)	Elimination of intra-company receivables	$(130.4)
	Company-wide equity-based compensation	(6.8)		Elimination of intra-company debt	(10.7)
	Profit sharing	(20.2)		Other	(13.0)
	Other, net	(5.2)			$(154.1)
		$(44.3)

(2)	Cash and equivalents	$1,065.9
	Accounts receivable	14.0
	Inventories	42.8
	Property, plant and equipment, net	162.4
	Intra-company debt	10.7
	Other	51.2
		$1,347.0

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (Continued)

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
September 30, 2016	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net Sales
External	$1,502,726	$260,518	$177,341	$60,282		$-	$2,000,867
External Non-U.S.	54,776	45,574	88	5		-	100,443
Other segments	70,384	259,171	1,211	1,108		(331,874)	-
	1,627,886	565,263	178,640	61,395		(331,874)	2,101,310
Operating income (loss)	307,553	6,154	17,744	(47,687)	(1)	91	283,855
Income (loss) before income taxes	285,131	2,437	15,645	(59,999)		91	243,305
Depreciation and amortization	53,456	13,836	2,848	4,101		(51)	74,190
Capital expenditures	49,200	9,506	747	321		-	59,774

Footnotes related to the three months ended September 30, 2016, segment results (in millions):

(1)	Corporate SG&A	$(12.6)
	Company-wide equity-based compensation	(6.1)
	Profit sharing	(21.0)
	Other, net	(8.0)
		$(47.7)

		Metals	Steel
For the nine months ended	Steel	Recycling	Fabrication
September 30, 2017	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net Sales
External	$5,025,310	$910,830	$603,140	$281,091		$-	$6,820,371
External Non-U.S.	237,070	144,750	127	-		-	381,947
Other segments	183,374	1,067,770	244	1,065		(1,252,453)	-
	5,445,754	2,123,350	603,511	282,156		(1,252,453)	7,202,318
Operating income (loss)	895,008	51,968	65,735	(141,406)	(1)	(371)	870,934
Income (loss) before income taxes	830,865	46,674	61,171	(164,456)		(371)	773,883
Depreciation and amortization	170,125	37,048	8,743	8,152		-	224,068
Capital expenditures	101,939	18,539	5,748	1,520		-	127,746

Footnotes related to the nine months ended September 30, 2017, segment results (in millions):

(1)	Corporate SG&A	$(37.9)
	Company-wide equity-based compensation	(23.5)
	Profit sharing	(66.8)
	Other, net	(13.2)
		$(141.4)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (Continued)

		Metals	Steel
For the nine months ended	Steel	Recycling	Fabrication
September 30, 2016	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales
External	$4,068,688	$769,260	$527,859	$210,358		$-		$5,576,165
External Non-U.S.	172,694	117,299	167	188		-		290,348
Other segments	178,190	756,613	2,415	3,603		(940,821)		-
	4,419,572	1,643,172	530,441	214,149		(940,821)		5,866,513
Operating income (loss)	712,939	20,014	73,230	(125,186)	(1)	(9,055)	(2)	671,942
Income (loss) before income taxes	645,189	10,300	67,175	(152,296)		(9,055)		561,313
Depreciation and amortization	159,614	42,666	8,431	12,413		(154)		222,970
Capital expenditures	103,202	17,068	1,918	980		-		123,168

Footnotes related to the nine months ended September 30, 2016, segment results (in millions):

(1)	Corporate SG&A	$(38.5)	(2)	Gross profit decrease from intra-company sales	$(9.1)
	Company-wide equity-based compensation	(20.4)
	Profit sharing	(47.7)
	Other, net	(18.6)
		$(125.2)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information

Certain 100% owned subsidiaries of SDI have fully and unconditionally guaranteed all of the indebtedness relating to the issuance of the company’s senior unsecured notes due 2021, 2023, 2024, 2025 and 2026. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations, and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Condensed Consolidating Balance Sheets (in thousands)
			Combined	Consolidating	Total
As of September 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$1,064,499	$32,968	$4,497	$-	$1,101,964
Accounts receivable, net	294,753	1,450,968	48,082	(870,786)	923,017
Inventories	669,076	754,526	72,990	(9,076)	1,487,516
Other current assets	36,828	21,404	5,124	(3,708)	59,648
Total current assets	2,065,156	2,259,866	130,693	(883,570)	3,572,145
Property, plant and equipment, net	873,015	1,634,215	201,547	-	2,708,777
Intangible assets, net	-	231,838	31,519	-	263,357
Goodwill	-	380,695	7,823	-	388,518
Other assets, including investments in subs	2,611,965	7,060	5,578	(2,596,663)	27,940
Total assets	$5,550,136	$4,513,674	$377,160	$(3,480,233)	$6,960,737

Accounts payable	$196,177	$348,347	$106,208	$(122,049)	$528,683
Accrued expenses	224,156	251,694	9,437	(130,102)	355,185
Current maturities of long-term debt	167,840	-	40,482	(25,661)	182,661
Total current liabilities	588,173	600,041	156,127	(277,812)	1,066,529
Long-term debt	2,324,240	-	172,243	(145,000)	2,351,483
Other liabilities	(467,002)	983,737	27,238	(62,269)	481,704
Total liabilities	2,445,411	1,583,778	355,608	(485,081)	3,899,716

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	641	1,727,859	14,908	(1,742,767)	641
Treasury stock	(650,210)	-	-	-	(650,210)
Additional paid-in-capital	1,147,463	128,076	791,196	(919,272)	1,147,463
Retained earnings (deficit)	2,606,831	1,073,961	(740,848)	(333,113)	2,606,831
Total Steel Dynamics, Inc. equity	3,104,725	2,929,896	65,256	(2,995,152)	3,104,725
Noncontrolling interests	-	-	(154,944)	-	(154,944)
Total equity	3,104,725	2,929,896	(89,688)	(2,995,152)	2,949,781
Total liabilities and equity	$5,550,136	$4,513,674	$377,160	$(3,480,233)	$6,960,737

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$766,685	$54,677	$20,121	$-	$841,483
Accounts receivable, net	229,148	1,257,245	23,689	(780,298)	729,784
Inventories	587,319	639,148	58,696	(9,952)	1,275,211
Other current assets	45,049	36,062	4,447	(2,361)	83,197
Total current assets	1,628,201	1,987,132	106,953	(792,611)	2,929,675
Property, plant and equipment, net	899,370	1,679,751	208,094	-	2,787,215
Intangible assets, net	-	251,919	32,058	-	283,977
Goodwill	-	385,527	7,824	-	393,351
Other assets, including investments in subs	2,769,884	7,335	5,832	(2,753,537)	29,514
Total assets	$5,297,455	$4,311,664	$360,761	$(3,546,148)	$6,423,732

Accounts payable	$141,089	$265,764	$89,659	$(101,316)	$395,196
Accrued expenses	198,085	220,917	8,793	(113,808)	313,987
Current maturities of long-term debt	674	700	29,347	(27,089)	3,632
Total current liabilities	339,848	487,381	127,799	(242,213)	712,815
Long-term debt	2,324,298	-	168,566	(139,670)	2,353,194
Other liabilities	(293,711)	1,219,444	42,482	(499,191)	469,024
Total liabilities	2,370,435	1,706,825	338,847	(881,074)	3,535,033

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	641	1,727,859	14,908	(1,742,767)	641
Treasury stock	(416,829)	-	-	-	(416,829)
Additional paid-in-capital	1,132,749	128,076	779,678	(907,754)	1,132,749
Retained earnings (deficit)	2,210,459	748,904	(734,351)	(14,553)	2,210,459
Total Steel Dynamics, Inc. equity	2,927,020	2,604,839	60,235	(2,665,074)	2,927,020
Noncontrolling interests	-	-	(149,561)	-	(149,561)
Total equity	2,927,020	2,604,839	(89,326)	(2,665,074)	2,777,459
Total liabilities and equity	$5,297,455	$4,311,664	$360,761	$(3,546,148)	$6,423,732

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
September 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$946,136	$2,641,067	$161,556	$(1,305,377)	$2,443,382
Costs of goods sold	763,310	2,402,670	157,564	(1,276,680)	2,046,864
Gross profit	182,826	238,397	3,992	(28,697)	396,518
Selling, general and administrative	51,464	74,151	4,896	(5,008)	125,503
Operating income (loss)	131,362	164,246	(904)	(23,689)	271,015
Interest expense, net of capitalized interest	18,831	14,481	3,181	(2,316)	34,177
Other (income) expense, net	2,660	(2,492)	42	2,316	2,526
Income (loss) before income taxes and
equity in net income of subsidiaries	109,871	152,257	(4,127)	(23,689)	234,312
Income taxes	35,309	55,183	1,169	(8,361)	83,300
	74,562	97,074	(5,296)	(15,328)	151,012
Equity in net income of subsidiaries	78,696	-	-	(78,696)	-
Net loss attributable to noncontrolling interests	-	-	2,246	-	2,246
Net income (loss) attributable to Steel Dynamics, Inc.	$153,258	$97,074	$(3,050)	$(94,024)	$153,258

For the three months ended,			Combined	Consolidating	Total
September 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$845,585	$2,258,466	$96,409	$(1,099,150)	$2,101,310
Costs of goods sold	647,983	2,016,874	100,470	(1,072,520)	1,692,807
Gross profit (loss)	197,602	241,592	(4,061)	(26,630)	408,503
Selling, general and administrative	52,995	72,605	4,134	(5,086)	124,648
Operating income (loss)	144,607	168,987	(8,195)	(21,544)	283,855
Interest expense, net of capitalized interest	17,818	17,741	2,847	(2,207)	36,199
Other (income) expense, net	2,342	3,937	(4,135)	2,207	4,351
Income (loss) before income taxes and
equity in net income of subsidiaries	124,447	147,309	(6,907)	(21,544)	243,305
Income taxes	40,242	55,684	797	(7,831)	88,892
	84,205	91,625	(7,704)	(13,713)	154,413
Equity in net income of subsidiaries	73,192	-	-	(73,192)	-
Net loss attributable to noncontrolling interests	-	-	2,984	-	2,984
Net income (loss) attributable to Steel Dynamics, Inc.	$157,397	$91,625	$(4,720)	$(86,905)	$157,397

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,797,557	$7,827,981	$449,902	$(3,873,122)	$7,202,318
Costs of goods sold	2,241,936	7,054,938	432,657	(3,788,403)	5,941,128
Gross profit (loss)	555,621	773,043	17,245	(84,719)	1,261,190
Selling, general and administrative	164,061	226,153	15,253	(15,211)	390,256
Operating income (loss)	391,560	546,890	1,992	(69,508)	870,934
Interest expense, net of capitalized interest	55,353	44,245	9,494	(7,073)	102,019
Other (income) expense, net	(4,463)	(7,305)	(273)	7,073	(4,968)
Income (loss) before income taxes and
equity in net income of subsidiaries	340,670	509,950	(7,229)	(69,508)	773,883
Income taxes	106,036	184,891	4,651	(24,320)	271,258
	234,634	325,059	(11,880)	(45,188)	502,625
Equity in net income of subsidiaries	273,374	-	-	(273,374)	-
Net loss attributable to noncontrolling interests	-	-	5,383	-	5,383
Net income (loss) attributable to Steel Dynamics, Inc.	$508,008	$325,059	$(6,497)	$(318,562)	$508,008

For the nine months ended,			Combined	Consolidating	Total
September 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,297,389	$6,322,158	$271,694	$(3,024,728)	$5,866,513
Costs of goods sold	1,823,408	5,676,265	286,486	(2,944,568)	4,841,591
Gross profit (loss)	473,981	645,893	(14,792)	(80,160)	1,024,922
Selling, general and administrative	145,596	212,613	9,352	(14,581)	352,980
Operating income (loss)	328,385	433,280	(24,144)	(65,579)	671,942
Interest expense, net of capitalized interest	53,842	54,493	7,558	(6,005)	109,888
Other (income) expense, net	(2,137)	8,012	(11,139)	6,005	741
Income (loss) before income taxes and
equity in net income of subsidiaries	276,680	370,775	(20,563)	(65,579)	561,313
Income taxes (benefit)	89,210	139,958	(63)	(23,966)	205,139
	187,470	230,817	(20,500)	(41,613)	356,174
Equity in net income of subsidiaries	174,633	-	-	(174,633)	-
Net loss attributable to noncontrolling interests			5,929		5,929
Net income (loss) attributable to Steel Dynamics, Inc.	$362,103	$230,817	$(14,571)	$(216,246)	$362,103

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided (used in) by operating activities	$126,267	$434,450	$(17,762)	$4,650	$547,605
Net cash used in investing activities	(48,799)	(50,975)	(7,006)	3,902	(102,878)
Net cash provided by (used in) financing activities	220,346	(405,184)	9,144	(8,552)	(184,246)
Increase (decrease) in cash and equivalents	297,814	(21,709)	(15,624)	-	260,481
Cash and equivalents at beginning of period	766,685	54,677	20,121	-	841,483
Cash and equivalents at end of period	$1,064,499	$32,968	$4,497	$-	$1,101,964

For the nine months ended,			Combined	Consolidating	Total
September 30, 2016	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated

Net cash provided by operating activities	$282,918	$358,657	$52	$3,735	$645,362
Net cash used in investing activities	(143,427)	(81,983)	(3,935)	2,879	(226,466)
Net cash provided by (used in) financing activities	196,242	(297,596)	13,529	(6,614)	(94,439)
Increase (decrease) in cash and equivalents	335,733	(20,922)	9,646	-	324,457
Cash and equivalents at beginning of period	636,877	81,976	8,179	-	727,032
Cash and equivalents at end of period	$972,610	$61,054	$17,825	$-	$1,051,489

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

Results Overview

Consolidated operating income decreased $12.8 million, or 5%, to $271.0 million for the third quarter 2017, compared to the third quarter 2016. Third quarter 2017 net income attributable to Steel Dynamics, Inc. decreased $4.1 million, or 3%, to $153.3 million, compared to the third quarter 2016.

Consolidated operating income increased $199.0 million, or 30%, to $870.9 million for the first nine months of 2017, compared to $671.9 million for the first nine months of 2016. First nine months 2017 net income attributable to Steel Dynamics, Inc. increased $145.9 million, or 40%, to $508.0 million, compared to the first nine months of 2016.

Our consolidated results for the third quarter and first nine months of 2017 benefited from continued strong demand primarily for our sheet and special-bar-quality steel products coupled with continued low customer inventory levels. However, increased import levels continued hindering the ability of domestic steel prices to keep pace with raw material costs. Decreased scrap volumes for our metals recycling operations were offset by improved pricing and ferrous metal spreads and reduced operating expenses, resulting in significantly increased operating income during the 2017 third quarter and year-to-date periods compared to the same periods in 2016. The non-residential construction market remained strong, resulting in record quarterly shipments for our steel fabrication operations for the third straight quarter.

Segment Operating Results 2017 vs. 2016  (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
Net sales:
Steel Operations Segment	$1,848,126	14%	$1,627,886	$5,445,754	23%	$4,419,572
Metals Recycling Operations Segment	709,197	25%	565,263	2,123,350	29%	1,643,172
Steel Fabrication Operations Segment	211,394	18%	178,640	603,511	14%	530,441
Other	101,173	65%	61,395	282,156	32%	214,149
	2,869,890		2,433,184	8,454,771		6,807,334
Intra-company	(426,508)		(331,874)	(1,252,453)		(940,821)
	$2,443,382	16%	$2,101,310	$7,202,318	23%	$5,866,513

Operating income (loss):
Steel Operations Segment	$276,547	(10)%	$307,553	$895,008	26%	$712,939
Metals Recycling Operations Segment	17,624	186%	6,154	51,968	160%	20,014
Steel Fabrication Operations Segment	21,862	23%	17,744	65,735	(10)%	73,230
Other	(44,326)	7%	(47,687)	(141,406)	(13)%	(125,186)
	271,707		283,764	871,305		680,997
Intra-company	(692)		91	(371)		(9,055)
	$271,015	(5)%	$283,855	$870,934	30%	$671,942

Steel Operations Segment

Steel Operations Segment.  Steel operations consist of our six electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and eleven downstream steel coating lines, and several bar processing lines, as well as Iron Dynamics, our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive,  manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 73% and 74% of our consolidated external net sales during the third quarter of 2017 and 2016, respectively, and 73% and 72% of our consolidated external net sales during the first nine months of 2017 and 2016, respectively.

Sheet Steel Products.  Our sheet steel products operations consist of Butler and Columbus Flat Roll Divisions, and downstream coating lines. These operations sell a broad range of sheet steel products, consisting of hot roll, cold roll and coated steel products, including a wide variety of specialty products, such as light gauge hot roll, galvanized, Galvalume®, and painted products. The Techs is comprised of three galvanizing lines which sell specialized galvanized sheet steels used in primarily non-automotive applications.

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

Steel Operations Segment Shipments (tons):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016

Total shipments	2,458,992	8%	2,271,230	7,362,636	5%	7,039,801
Intra-segment shipments	(88,211)		(65,438)	(279,567)		(216,217)
Steel Operations Segment Shipments	2,370,781	7%	2,205,792	7,083,069	4%	6,823,584

External shipments	2,279,228	8%	2,104,219	6,830,877	5%	6,517,253

Segment Results 2017 vs. 2016

Overall domestic steel demand remained strong, but elevated levels of steel imports persisted during the quarter, hindering the ability for domestic steel prices to keep pace with raw material costs.  Steel operations segment shipments increased 7% in the third quarter 2017, as compared to the same period in 2016, driven by improved flat roll and engineered bar shipments. Demand from the construction sector continues to improve, and energy has shown a continued positive demand trend. Demand has also improved for heavy off-road equipment and more general industrial manufacturing. Conversely, demand from the domestic automotive sectors has softened somewhat, but still remains near historically high levels. Our steel mill utilization rate averaged 92% for the third quarter 2017, as compared to 85% in the third quarter 2016. Sheet steel average selling prices increased 4% in the third quarter 2017 compared to the same period in 2016, while long products rose 8%. Net sales for the steel operations increased 14% in the third quarter 2017, when compared to the same period in 2016,  due to an increase of $39 per ton, or 5%, in average selling prices combined with a 7%  increase in steel operations shipments. Net sales for the steel operations increased 23% in the first nine months of 2017, when compared to the same period in 2016, due to a 4% increase in steel operations segment shipments combined with an increase of $118 per ton, or 18%, in average selling prices. The increase in shipments and pricing for the first nine months of 2017 was the result of much stronger markets in the first and third quarters 2017, compared to the same periods in 2016.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 60% of our steel operations’ manufacturing costs, excluding the operations of The Techs and Vulcan, which purchase, rather than produce, the steel they further process. Our metallic raw material cost per net ton consumed in our steel operations increased $55, or 22%, in the third quarter 2017, compared to the same period in 2016, consistent with overall increased domestic scrap pricing. In the first nine months of 2017, our metallic raw material cost per net ton consumed increased $70, or 32%, compared to the same period in 2016.

Operating income for the steel operations decreased 10%, to $276.5 million, in the third quarter 2017, compared to the same period in 2016, due to a 3% decrease in metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed) more than offsetting increased steel shipments. Operating income for the first nine months 2017 increased 26%, to $895.0 million, compared to the first nine months of 2016, due to an  11%  expansion of steel segment operations metal spread, coupled with a 4% increase in steel shipments.

Metals Recycling Operations Segment

Metals Recycling Operations Segment.  Metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and consulting services strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout the eastern half of the United States.  In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at hundreds of locations throughout North America. Our steel mills utilize a large portion (61% - 63% for the periods presented) of the ferrous scrap sold by OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Our metals recycling operations accounted for 14% and 15% of our consolidated external net sales during the third quarter of 2017 and 2016, respectively, and 15% for each of the first nine months of 2017 and 2016.

Metals Recycling Operations Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
Ferrous metal (gross tons)
Total	1,219,582	(2)%	1,243,277	3,780,958	(3)%	3,894,755
Inter-company	(756,899)		(774,779)	(2,366,355)		(2,383,223)
External shipments	462,683	(1)%	468,498	1,414,603	(6)%	1,511,532

Nonferrous metals (thousands of pounds)
Total	261,716	(7)%	280,107	815,763	(2)%	828,715
Inter-company	(37,316)		(25,185)	(107,863)		(83,741)
External shipments	224,400	(12)%	254,922	707,900	(5)%	744,974

Segment Results 2017 vs. 2016

Metals recycling operations operating income in the third quarter 2017 of $17.6 million was 186% higher than the third quarter 2016 operating income of $6.2 million, due to improvements in ferrous and nonferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap), and reduced operating costs. Net sales increased 25% in the third quarter 2017 as compared to the same period in 2016, driven by increased pricing, which more than offset decreased shipments. Overall domestic steel mill utilization was 75% in the third quarter of 2017, compared to 70% in the same 2016 period. Ferrous shipments to our own steel mills decreased by 2% in the third quarter 2017, compared to the same period in 2016. Ferrous scrap average selling prices increased 30% during the third quarter 2017 compared to the same period in 2016, while nonferrous average selling prices increased 36% compared to the same period in 2016, resulting in ferrous metal spread increasing 11%, and nonferrous metal spread increasing 2%.

Metals recycling operations operating income in the first nine months of 2017 of $52.0 million was 160% higher than the first nine months 2016 operating income of $20.0 million, due to increased selling prices resulting in a 17% improvement in ferrous metal spread, and reduced operating expenses. Net sales increased 29% in the first nine months of 2017 as compared to the same period in 2016, driven by increased pricing for both ferrous and nonferrous products, which increased 40%  and 27%, respectively, during the first nine months of 2017 compared to the same period in 2016.

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems’ joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry.  Steel fabrication operations accounted for 9% and 8% of  our consolidated external net sales during the third quarter of 2017 and 2016, respectively, and 8% and 9% during the first nine months of 2017 and 2016, respectively.

Segment Results 2017 vs. 2016

The overall non-residential construction market has continued to remain strong, demonstrating a positive growth profile, as our fabrication operations achieved a third consecutive quarterly shipments record in the third quarter of 2017. Net sales for the steel fabrication operations increased $32.8 million, or 18%, during the third quarter 2017,  compared to the same period in 2016,  as shipments increased 13%, while average selling prices increased $64 per ton, or 5%. Net sales for the segment increased $73.1 million, or 14%, in the first nine months of 2017, compared to the first nine months of 2016, as volumes increased 7% and selling prices increased 6%. Our steel fabrication operations continue to realize strength in order activity and resulting shipments, as we continue to leverage our national operating footprint to sustain and improve market share, and market demand continues to improve.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed increased by 12% in the third quarter 2017, as compared to the same period in 2016, while average selling prices increased only 5%,  resulting in metal spread (which we define as the difference between average selling prices and the cost of purchased steel) declining 2%. However, operating income increased 23% to $21.9 million in the third quarter 2017 compared to the same period in 2016, as increased shipments more than offset metal spread contraction. Segment operating income of $65.7 million in the first nine months of 2017 decreased 10%, from $73.2 million in the first nine months of 2016, despite a 7% increase in shipments, as metal spreads decreased 7% year over year.

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

Third Quarter Consolidated Results 2017 vs. 2016

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $125.5 million during the third quarter 2017 were consistent with the  $124.6 million during the third quarter 2016,  representing approximately 5.1% and 5.9% of net sales, respectively.

Interest Expense, net of Capitalized Interest.  During the third quarter 2017, interest expense decreased 6% to $34.2 million from $36.2 million during the same period in 2016, due primarily to the December 2016 refinancing of $400.0 million of 6.125% senior notes due 2019 with 5.000% senior notes due 2026. In addition, in December 2016 we repaid the remaining $228.1 million of outstanding Senior Term Loan debt, which was set to mature on November 14, 2019.

Income Tax Expense.  During the third quarter 2017, our income tax expense was $83.3 million at an effective income tax rate of 35.6%, as compared to $88.9 million at an effective income tax rate of 36.5%, during the third quarter 2016. The lower effective tax rate in 2017 is due primarily to additional permanent tax benefit items, most notably the 2017 domestic manufacturing deduction, resulting from increases in taxable income.

First Nine Months Consolidated Results 2017 vs. 2016

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including profit sharing and amortization of intangible assets) of $390.3 million during the first nine months of 2017 increased 11% from $353.0 million during the first nine months of 2016, representing approximately 5.4% and 6.0% of net sales, respectively. The increase in the first nine months 2017 expenses compared to the same period in 2016 is due most notably to increased performance-based incentive compensation, including profit sharing, associated with our increased profitability.

Interest Expense, net of Capitalized Interest.  During the first nine months of 2017, interest expense decreased $7.9 million to $102.0 million, when compared to the same period in 2016. The decrease in interest expense is due primarily to the December 2016 refinancing of $400.0 million of 6.125% senior notes due 2019 with 5.000% senior notes due 2026. In addition, in December 2016 we repaid the remaining $228.1 million of outstanding Senior Term Loan debt, which was set to mature on November 14, 2019.

Income Tax Expense.  During the first nine months of 2017, our income tax expense was $271.3 million at an effective income tax rate of 35.1%, as compared to $205.1 million at an effective income tax rate of 36.5%, during the first nine months of 2016. The lower effective tax rate in 2017 is due primarily to additional permanent tax benefit items, most notably the 2017 domestic manufacturing deduction, resulting from increases in taxable income.

Liquidity and Capital Resources

Capital Resources and Long‑term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our Revolver. Our liquidity at September 30, 2017, is as follows (in thousands):

Cash and equivalents*	$934,750
Revolver availability	1,188,121
Total liquidity	$2,122,871

* Adjusted to reflect the October 13, 2017, repayment of the remaining $167.1 million 6.375% Senior Notes due 2022.

Our total outstanding debt remained relatively unchanged during the first nine months of 2017 at $2.4 billion (adjusted to reflect the October 13, 2017, repayment of the remaining $167.1 million 6.375% Senior Notes due 2022). Our total adjusted long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 43.9% at September 30, 2017,  compared to 44.9% at December 31, 2016.

In September 2017, we issued $350.0 million of 4.125% senior notes due 2025 (the "2025 Notes"), the proceeds of which, along with available cash, were used to fund the September 2017 tender to purchase at a redemption price of 103.563%, $182.9 million principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, of our 6.375% senior notes due 2022 (the "2022 Notes"), and the October 2017 call and repayment at a redemption price of 103.188% of the $167.1 million remaining outstanding principal amount of the 2022 Notes, plus accrued and unpaid interest to, but not including, the date of repayment. The $167.1 remaining outstanding principal amount is included in current maturities of long-term debt in our September 30, 2017, balance sheet.

Our November 2014 senior secured credit facility (Facility), which provides a $1.2 billion Revolver, matures November 2019. Subject to certain conditions, we have the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of our subsidiaries; and is secured by substantially all of our and our wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of our wholly-owned subsidiaries’ capital stock or other equity interests, and intercompany debt held by us as collateral. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions, or enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At September 30,  2017, we had $1.2 billion of availability on the Revolver, $11.9 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At September 30,  2017, our interest coverage ratio and net debt leverage ratio were 10.22:1.00 and 1.49:1.00, respectively. We were, therefore, in compliance with these covenants at September 30, 2017, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $547.6 million in the first nine months of 2017. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $230.9 million to $1.5 billion at September 30, 2017. Increases in volumes, pricing and profitability resulted in increased accounts receivable, and related increases in inventory, which were only partially offset by related increases in accounts payable.

Capital Investments.    During the first nine months of 2017, we invested $127.7 million in property, plant and equipment, primarily within our steel operations segment, compared with $123.2 million invested during the same period in 2016.

Cash Dividends.    As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 11% to $0.155 per share in the first quarter 2017 (from $0.140 per share in 2016), resulting in declared cash dividends of $111.4 million during the first nine months of 2017, compared to $102.3 million during the same period in 2016. We paid cash dividends of $108.8 million and $101.6 million during the first nine months of 2017 and 2016, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our Facility and the indentures relating to our senior notes may restrict the amount of cash dividends we can pay.

Other.    In 2016, the board of directors authorized a share repurchase program of up to $450 million of our common stock. Under the share repurchase program, purchases will take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions.  The share repurchase program does not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time.  We acquired 7.0 million shares of our common stock for $237.2 million in the first nine months of 2017 pursuant to this program. See Part II Other Information, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

In our metals recycling operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At September 30, 2017, we had a cumulative unrealized gain associated with these financial contracts of $3.3 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b)  Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, for which a total of $420,000 is recorded in our financial statements as of September 30, 2017.

ITEM 1A.RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended
December 31, 2016.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended
September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands) (1)
Quarter ended September 30, 2017

July 1 - 31	-	$-	-	$286,897
August 1 - 31	947,396	34.41	947,396	254,296
September 1 - 30	1,973,694	33.69	1,973,694	187,812
	2,921,090		2,921,090

(1)

On October 18, 2016, we announced that our board of directors had authorized a share repurchase program of up to $450.0 million of our common stock.  Our board of directors cancelled the previously authorized program with respect to which no shares had been repurchased for a number of years.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information normally required to be furnished, in Exhibit 95 to this Quarterly Report, pursuant to Item 4 concerning mine safety disclosure matters, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is not included in this report, as there are no applicable mine safety disclosure matters to report for the three months ended September 30, 2017. Accordingly, there is no Exhibit 95 attached to this report.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Articles of Incorporation

3.2c*

Amended and Restated Bylaws of Steel Dynamics, Inc., reflecting amended and replaced Article XI, made as of September 25, 2017, and effective only upon approval and adoption by stockholders, at the 2018 Annual Meeting of Stockholders, of a conforming amendment to the Amended and Restated Articles of Incorporation.

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

November 9, 2017

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)