Form 10-Q
period 2018-03-31
STEEL DYNAMICS INC
filed 2018-05-09
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2018

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7575 West Jefferson Blvd, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2018, Registrant had 235,933,638 outstanding shares of common stock.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2018	2017
Assets	(unaudited)
Current assets
Cash and equivalents	$985,824	$1,028,649
Short term investments	40,000	-
Accounts receivable, net	983,457	846,415
Accounts receivable-related parties	4,198	22,422
Inventories	1,600,058	1,519,347
Other current assets	38,705	91,509
Total current assets	3,652,242	3,508,342

Property, plant and equipment, net	2,657,937	2,675,904

Intangible assets, net	249,983	256,909
Goodwill	386,045	386,893
Other assets	26,606	27,684
Total assets	$6,972,813	$6,855,732
Liabilities and Equity
Current liabilities
Accounts payable	$544,419	$473,765
Accounts payable-related parties	18,199	15,683
Income taxes payable	14,564	3,696
Accrued payroll and benefits	113,001	195,909
Accrued interest	47,936	25,533
Accrued expenses	112,975	125,138
Current maturities of long-term debt	9,646	28,795
Total current liabilities	860,740	868,519

Long-term debt	2,353,703	2,353,145
Deferred income taxes	314,736	305,949
Other liabilities	20,257	21,811
Total liabilities	3,549,436	3,549,424

Commitments and contingencies

Redeemable noncontrolling interests	111,240	111,240

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
265,080,663 and 265,003,133 shares issued; and 236,095,748 and 237,396,839
shares outstanding, as of March 31, 2018 and December 31, 2017, respectively	644	644
Treasury stock, at cost; 28,984,915 and 27,606,294 shares,
as of March 31, 2018 and December 31, 2017 respectively	(730,700)	(665,297)
Additional paid-in capital	1,142,871	1,141,534
Retained earnings	3,057,904	2,874,693
Total Steel Dynamics, Inc. equity	3,470,719	3,351,574
Noncontrolling interests	(158,582)	(156,506)
Total equity	3,312,137	3,195,068
Total liabilities and equity	$6,972,813	$6,855,732

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017

Net sales
Unrelated parties	$2,597,312	$2,319,663
Related parties	6,563	48,553
Total net sales	2,603,875	2,368,216

Costs of goods sold	2,140,459	1,896,062
Gross profit	463,416	472,154

Selling, general and administrative expenses	106,431	102,933
Profit sharing	26,662	27,231
Amortization of intangible assets	6,926	7,424
Operating income	323,397	334,566

Interest expense, net of capitalized interest	31,896	33,973
Other expense (income), net	(4,463)	(3,659)
Income before income taxes	295,964	304,252

Income tax expense	70,489	105,586
Net income	225,475	198,666

Net loss attributable to noncontrolling interests	2,076	2,151
Net income attributable to Steel Dynamics, Inc.	$227,551	$200,817

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$0.96	$0.83

Weighted average common shares outstanding	236,623	242,943

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$0.96	$0.82

Weighted average common shares and share equivalents outstanding	237,723	244,546

Dividends declared per share	$0.1875	$0.155

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017

Operating activities:
Net income	$225,475	$198,666

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	76,135	75,057
Equity-based compensation	12,841	11,303
Deferred income taxes	9,545	7,716
Other adjustments	30	(104)
Changes in certain assets and liabilities:
Accounts receivable	(118,818)	(153,364)
Inventories	(80,711)	(86,819)
Other assets	(105)	2,094
Accounts payable	66,332	133,809
Income taxes receivable/payable	63,962	96,319
Accrued expenses	(76,751)	(44,247)
Net cash provided by operating activities	177,935	240,430

Investing activities:
Purchases of property, plant and equipment	(50,606)	(41,677)
Purchases of short term investments	(40,000)	-
Other investing activities	229	26,918
Net cash used in investing activities	(90,377)	(14,759)

Financing activities:
Issuance of current and long-term debt	93,058	-
Repayment of current and long-term debt	(113,034)	(1,429)
Dividends paid	(36,797)	(34,130)
Purchases of treasury stock	(69,269)	(61,256)
Other financing activities	(5,180)	(3,532)
Net cash used in financing activities	(131,222)	(100,347)

Increase (decrease) in cash and equivalents	(43,664)	125,324
Cash, cash equivalents, and restricted cash at beginning of period	1,035,085	848,105

Cash, cash equivalents, and restricted cash at end of period	$991,421	$973,429

Supplemental disclosure information:
Cash paid for interest	$8,629	$12,649
Cash paid (received) for income taxes, net	$(1,045)	$1,554

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a domestic manufacturer of steel products and metals recycler. The company has three reportable segments: steel operations, metals recycling operations, and steel fabrication operations.

Steel Operations Segment.  Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc., Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and numerous downstream coating and bar processing lines. Steel operations accounted for 74% and 73% of the company’s consolidated external net sales during the three months ended March 31, 2018 and 2017, respectively.

Metals Recycling Operations Segment. Metals recycling operations consists solely of OmniSource Corporation (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and consulting services. Metals recycling operations accounted for 15% of the company’s consolidated external net sales during the three months ended March 31, 2018 and 2017.

Steel Fabrication Operations Segment.  Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 8% of the company’s consolidated external net sales during the three months ended March 31, 2018 and 2017.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2017.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (Continued)

Goodwill.  The company’s goodwill is allocated to the following reporting units at March 31, 2018, and December 31, 2017, (in thousands):

	March 31,	December 31,
	2018	2017
Steel Operations Segment:
Columbus Flat Roll Division	$19,682	$19,682
The Techs	142,783	142,783
Vulcan Threaded Products	7,824	7,824
Roanoke Bar Division	29,041	29,041
Metals Recycling Operations Segment:
OmniSource	89,790	90,638
Indiana Steel Mills	95,000	95,000
Steel Fabrication Operations Segment	1,925	1,925
	$386,045	$386,893

OmniSource goodwill decreased $848,000 from December 31, 2017 to March 31, 2018, in recognition of the 2018 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Recently Adopted/Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, which is codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition.  FASB later issued clarifying guidance in the form of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Consideration (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contract with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, collectively (ASC 606). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and potential uncertainty of revenue that is recognized. The company adopted ASC 606 effective January1, 2018 using the modified retrospective approach. There was no change in the amount or timing of revenue recognized under ASC 606, or significant changes required to the company’s functions, processes or systems. See Note 2 – Revenue from Contracts with Customers for disclosure required by ASC 606 and the updated accounting policy for revenue recognition.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230); which requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The company adopted the provisions of ASU 2016-18 as of January 1, 2018, retrospectively changed beginning and ending amounts reflected in the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, to include restricted cash. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.6 million at March 31, 2018, $6.4 million at January 1, 2018, and $6.6 million at March 31, 2017, and January 1, 2017, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842); which establishes a new lease accounting model that requires lessees to recognize a right of use asset and related lease liability for most leases having lease terms of more than 12 months (ASU 2016-02).  This new guidance is effective for annual and interim periods beginning after December 15, 2018, but can be early adopted.  The company is working through an adoption plan to evaluate the lease portfolio, systems, processes and policies to determine the impact of the provisions of ASU 2016-02 to our financial statements and disclosures. The company anticipates adopting ASU 2016-02 on January 1, 2019.

Note 2.  Revenue from Contracts with Customers

The company adopted ASC 606 effective January 1, 2018, using the modified retrospective approach. We applied the standard to contracts that were not completed as of the adoption date, with no cumulative effect adjustment at date of adoption. Accordingly, amounts and disclosures for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative amounts and disclosures for prior periods have not been adjusted and continue to be reported in accordance with historical accounting policies for revenue recognition prior to the adoption of ASC 606. The new revenue standard requires recognition of revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

In the steel and metals recycling operations segments, revenue is recognized at the point in time the performance obligation is satisfied and control of the product is transferred to the customer upon shipment or delivery, at the amount of consideration the company expects to receive, including any variable consideration.  The variable consideration included in the company’s steel operations segment contracts, which is not constrained, include estimated product returns and customer claims based on historical experience, and may include volume rebates which are

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2.  Revenue from Contracts with Customers (Continued)

recorded on an expected value basis. Revenue recognized is limited to the amount the company expects to receive. The company does not exercise significant judgements in determining the timing of satisfaction of performance obligations or the transaction price. Shipment of products to customers is considered a fulfillment activity with amounts billed to customers included in sales and costs associated with such included in cost of goods sold.

The company’s steel fabrication operations segment recognizes revenue over time at the amount of consideration the company expects to receive. Revenue is measured on an output method representing completed fabricated tons to date as a percentage of total tons required for each contract. Revenue from fabrication of tons remaining on partially fabricated customer contracts as of a reporting date, which are generally expected to be realized within the following fiscal quarter, and revenue from yet to be fabricated customer contracts, has not been disclosed under the practical expedient in paragraph ASC 606-10-50-14 related to customer contracts with expected duration of one year or less. The company does not exercise significant judgements in determining the timing of satisfaction of performance obligations or the transaction price. Shipment of products to customers, which occurs after control over the product has transferred to the customer and revenue is recognized, is considered a fulfillment activity with amounts billed to customers included in sales and costs associated with such included in cost of goods sold.

Payments from customers for all operating segments are generally due within 30 days of invoicing, which generally occurs upon shipment of the products. Shipment for the steel fabrication operations segment generally occurs within 30 days of satisfaction of the performance obligation and revenue recognition. The company does not have financing components. Payments from customers have historically generally been within these terms, however, payments for non-US sales may extend longer. The allowance for doubtful accounts for all operating segments is based on the company’s best estimate of probable credit losses, along with historical experience.

Refer to Note 9 Segment Information, for disaggregated revenue by segment to external, external non-United States, and other segment customers.

Note 3.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three months ended March 31, 2018 and March 30, 2017.

The following tables present a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the three months ended March 31, 2018 and March 30, 2017 (in thousands, except per share data):

	Three Months Ended March 31,
	2018			2017
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$227,551	236,623	$0.96	$200,817	242,943	$0.83
Dilutive common share equivalents	-	1,100		-	1,603
Diluted earnings per share	$227,551	237,723	$0.96	$200,817	244,546	$0.82

Note 4.  Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$725,748	$675,715
Supplies	386,123	374,515
Work in progress	169,441	128,565
Finished goods	318,746	340,552
Total inventories	$1,600,058	$1,519,347

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
			Additional				Redeemable
	Common	Treasury	Paid-In	Retained	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Interests	Equity	Interests
Balances at December 31, 2017	$644	$(665,297)	$1,141,534	$2,874,693	$(156,506)	$3,195,068	$111,240
Dividends declared	-	-	-	(44,269)	-	(44,269)	-
Share repurchases	-	(69,269)	-	-	-	(69,269)	-
Equity-based compensation	-	3,866	1,337	(71)	-	5,132	-
Comprehensive and net income (loss)	-	-	-	227,551	(2,076)	225,475	-
Balances at March 31, 2018	$644	$(730,700)	$1,142,871	$3,057,904	$(158,582)	$3,312,137	$111,240

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

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of March 31, 2018:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	1,950
Aluminum	Short	2,450
Copper	Long	6,078
Copper	Short	16,704

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of March 31, 2018, and December 31, 2017, and gains and losses related to derivatives included in the company’s statement of income for the three months ended March 31, 2018, and March 30, 2017 (in thousands):

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Derivative Financial Instruments (Continued)

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivative instruments designated as fair value hedges
Commodity futures	Other current assets	$4,918	$1,211	$555	$5,364

Derivative instruments not designated as hedges
Commodity futures	Other current assets	2,233	1,579	852	5,142
Total derivative instruments		$7,151	$2,790	$1,407	$10,506

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $3.5 million at March 31, 2018, and $5.6 million at December 31, 2017, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the three months ended		Hedged items in	in income on	for the three months ended
	in income on	March 31,	March 31,	fair value hedge	related hedged	March 31,	March 31,
	derivatives	2018	2017	relationships	items	2018	2017
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$8,516	$(153)	Firm commitments	Costs of goods sold	$(793)	$539
				Inventory	Costs of goods sold	(2,596)	495
Derivatives not designated						$(3,389)	$1,034
as hedging instruments
Commodity futures	Costs of goods sold	$2,756	$(4,346)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $101,000 during the three-month periods ended March 31, 2018 and gains of $48,000 for the three months ended March 31, 2017.  Gains excluded from hedge effectiveness testing of $5.0 million and $833,000 decreased cost of goods sold during the three-month period ended March 31, 2018, and 2017, respectively.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2018, and December 31, 2017 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Commodity futures – financial assets	$7,151	$-	$7,151	$-
Commodity futures – financial liabilities	1,407	-	1,407	-

December 31, 2017
Commodity futures – financial assets	$2,790	$-	$2,790	$-
Commodity futures – financial liabilities	10,506	-	10,506	-

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Fair Value Measurements (Continued)

The carrying amounts of financial instruments including cash and equivalents, and short-term investments in certificates of deposit approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.4 billion and $2.5 billion at March 31, 2018 and December 31, 2017, respectively (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion at March 31, 2018 and December 31, 2017).

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (Continued)

The company’s segment results are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
March 31, 2018	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales - disaggregated revenue
External	$1,832,303	$329,872	$201,437	$92,471		$-		$2,456,083
External Non-U.S.	89,486	58,250	56	-		-		147,792
Other segments	59,985	364,644	210	147		(424,986)		-
	1,981,774	752,766	201,703	92,618		(424,986)		2,603,875
Operating income (loss)	334,562	24,715	19,791	(55,406)	(1)	(265)		323,397
Income (loss) before income taxes	315,805	23,005	18,457	(61,033)		(270)		295,964
Depreciation and amortization	59,141	11,558	2,898	2,538		-		76,135
Capital expenditures	38,402	6,946	2,077	3,181		-		50,606

As of March 31, 2018
Assets	$4,462,706	$1,006,510	$350,359	$1,250,869	(2)	$(97,631)	(3)	$6,972,813

Footnotes related to the three months ended March 31, 2018, segment results (in millions):

(1)	Corporate SG&A	$(15.7)	(3)	Elimination of intra-company receivables	$(72.4)
	Company-wide equity-based compensation	(8.5)		Elimination of intra-company debt	(12.9)
	Profit sharing	(25.6)		Other	(12.3)
	Other, net	(5.6)			$(97.6)
		$(55.4)

(2)	Cash and equivalents	$970.5
	Short-term investments	40.0
	Inventories	28.4
	Property, plant and equipment, net	161.7
	Intra-company debt	12.9
	Other	37.4
		$1,250.9

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9.  Segment Information (Continued)

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
March 31, 2017	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales - disaggregated revenue
External	$1,633,630	$310,951	$194,035	$88,951		$-		$2,227,567
External Non-U.S.	87,703	52,885	61	-		-		140,649
Other segments	54,343	356,301	12	334		(410,990)		-
	1,775,676	720,137	194,108	89,285		(410,990)		2,368,216
Operating income (loss)	348,532	17,849	23,726	(53,970)	(1)	(1,571)	(2)	334,566
Income (loss) before income taxes	326,764	16,072	22,339	(59,352)		(1,571)		304,252
Depreciation and amortization	56,331	13,035	2,971	2,720		-		75,057
Capital expenditures	33,578	6,776	1,151	172		-		41,677

Footnotes related to the three months ended March 31, 2017, segment results (in millions):

(1)	Corporate SG&A	$(12.4)	(2)	Gross profit decrease from intra-company sales	$(1.6)
	Company-wide equity-based compensation	(9.6)
	Profit sharing	(26.5)
	Other, net	(5.5)
		$(54.0)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information

Certain 100% owned subsidiaries of SDI have fully and unconditionally guaranteed jointly and severally all of the indebtedness relating to the issuance of the company’s senior unsecured notes due 2021, 2023, 2024, 2025 and 2026. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations, and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. The following statements should be read in conjunction with the accompanying consolidated financial statements and the company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Condensed Consolidating Balance Sheets (in thousands)
			Combined	Consolidating	Total
As of March 31, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$969,240	$9,294	$7,290	$-	$985,824
Short term investments	40,000	-	-	-	40,000
Accounts receivable, net	349,276	1,475,249	33,922	(870,792)	987,655
Inventories	743,939	804,504	59,192	(7,577)	1,600,058
Other current assets	23,717	14,814	5,095	(4,921)	38,705
Total current assets	2,126,172	2,303,861	105,499	(883,290)	3,652,242
Property, plant and equipment, net	854,685	1,605,485	197,767	-	2,657,937
Intangible assets, net	-	219,374	30,609	-	249,983
Goodwill	-	378,221	7,824	-	386,045
Other assets, including investments in subs	2,486,756	6,081	5,588	(2,471,819)	26,606
Total assets	$5,467,613	$4,513,022	$347,287	$(3,355,109)	$6,972,813

Accounts payable	$185,459	$363,178	$87,276	$(73,295)	$562,618
Accrued expenses	185,020	232,542	11,103	(140,189)	288,476
Current maturities of long-term debt	746	-	36,761	(27,861)	9,646
Total current liabilities	371,225	595,720	135,140	(241,345)	860,740
Long-term debt	2,327,621	-	167,787	(141,705)	2,353,703
Other liabilities	(701,952)	775,007	22,547	239,391	334,993
Total liabilities	1,996,894	1,370,727	325,474	(143,659)	3,549,436

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	644	1,727,859	15,016	(1,742,875)	644
Treasury stock	(730,700)	-	-	-	(730,700)
Additional paid-in-capital	1,142,871	128,076	803,204	(931,280)	1,142,871
Retained earnings (deficit)	3,057,904	1,286,360	(749,065)	(537,295)	3,057,904
Total Steel Dynamics, Inc. equity	3,470,719	3,142,295	69,155	(3,211,450)	3,470,719
Noncontrolling interests	-	-	(158,582)	-	(158,582)
Total equity	3,470,719	3,142,295	(89,427)	(3,211,450)	3,312,137
Total liabilities and equity	$5,467,613	$4,513,022	$347,287	$(3,355,109)	$6,972,813

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$1,001,405	$20,441	$6,803	$-	$1,028,649
Accounts receivable, net	274,968	1,426,036	37,387	(869,554)	868,837
Inventories	685,103	752,151	91,890	(9,797)	1,519,347
Other current assets	73,748	16,005	5,962	(4,206)	91,509
Total current assets	2,035,224	2,214,633	142,042	(883,557)	3,508,342
Property, plant and equipment, net	859,419	1,618,438	198,047	-	2,675,904
Intangible assets, net	-	225,503	31,406	-	256,909
Goodwill	-	379,069	7,824	-	386,893
Other assets, including investments in subs	2,512,594	6,622	5,505	(2,497,037)	27,684
Total assets	$5,407,237	$4,444,265	$384,824	$(3,380,594)	$6,855,732

Accounts payable	$168,282	$316,676	$101,948	$(97,458)	$489,448
Accrued expenses	222,023	254,196	10,243	(136,186)	350,276
Current maturities of long-term debt	731	-	56,454	(28,390)	28,795
Total current liabilities	391,036	570,872	168,645	(262,034)	868,519
Long-term debt	2,326,466	-	169,799	(143,120)	2,353,145
Other liabilities	(661,839)	869,196	24,868	95,535	327,760
Total liabilities	2,055,663	1,440,068	363,312	(309,619)	3,549,424

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	644	1,727,859	14,908	(1,742,767)	644
Treasury stock	(665,297)	-	-	-	(665,297)
Additional paid-in-capital	1,141,534	128,076	797,196	(925,272)	1,141,534
Retained earnings (deficit)	2,874,693	1,148,262	(745,326)	(402,936)	2,874,693
Total Steel Dynamics, Inc. equity	3,351,574	3,004,197	66,778	(3,070,975)	3,351,574
Noncontrolling interests	-	-	(156,506)	-	(156,506)
Total equity	3,351,574	3,004,197	(89,728)	(3,070,975)	3,195,068
Total liabilities and equity	$5,407,237	$4,444,265	$384,824	$(3,380,594)	$6,855,732

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,036,674	$2,823,129	$152,587	$(1,408,515)	$2,603,875
Costs of goods sold	819,145	2,551,620	148,630	(1,378,936)	2,140,459
Gross profit	217,529	271,509	3,957	(29,579)	463,416
Selling, general and administrative	62,927	76,952	5,597	(5,457)	140,019
Operating income (loss)	154,602	194,557	(1,640)	(24,122)	323,397
Interest expense, net of capitalized interest	18,623	12,437	3,540	(2,704)	31,896
Other expense (income), net	(5,203)	(1,697)	(273)	2,710	(4,463)
Income (loss) before income taxes and
equity in net income of subsidiaries	141,182	183,817	(4,907)	(24,128)	295,964
Income taxes	29,746	45,720	909	(5,886)	70,489
	111,436	138,097	(5,816)	(18,242)	225,475
Equity in net income of subsidiaries	116,115	-	-	(116,115)	-
Net loss attributable to noncontrolling interests	-	-	2,076	-	2,076
Net income (loss) attributable to Steel Dynamics, Inc.	$227,551	$138,097	$(3,740)	$(134,357)	$227,551

For the three months ended,			Combined	Consolidating	Total
March 31, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$924,566	$2,572,238	$143,408	$(1,271,996)	$2,368,216
Costs of goods sold	711,579	2,289,664	138,041	(1,243,222)	1,896,062
Gross profit	212,987	282,574	5,367	(28,774)	472,154
Selling, general and administrative	61,655	76,282	5,053	(5,402)	137,588
Operating income	151,332	206,292	314	(23,372)	334,566
Interest expense, net of capitalized interest	18,081	15,123	3,266	(2,497)	33,973
Other expense (income), net	(3,254)	(2,667)	(236)	2,498	(3,659)
Income (loss) before income taxes and
equity in net income of subsidiaries	136,505	193,836	(2,716)	(23,373)	304,252
Income taxes	41,585	70,311	1,790	(8,100)	105,586
	94,920	123,525	(4,506)	(15,273)	198,666
Equity in net income of subsidiaries	105,897	-	-	(105,897)	-
Net loss attributable to noncontrolling interests	-	-	2,151	-	2,151
Net income (loss) attributable to Steel Dynamics, Inc.	$200,817	$123,525	$(2,355)	$(121,170)	$200,817

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	$9,009	$149,336	$21,283	$(1,693)	$177,935
Net cash used in investing activities	(60,919)	(24,517)	(2,997)	(1,944)	(90,377)
Net cash provided by (used in) financing activities	18,920	(135,966)	(17,813)	3,637	(131,222)
Increase (decrease) in cash and equivalents	(32,990)	(11,147)	473	-	(43,664)
Cash, cash equivalents, and restricted cash at beginning of
period	1,002,230	20,740	12,115	-	1,035,085
Cash, cash equivalents, and restricted cash at end of period	$969,240	$9,593	$12,588	$-	$991,421

For the three months ended,			Combined	Consolidating	Total
March 31, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$102,209	$132,733	$(877)	$6,365	$240,430
Net cash used in investing activities	(19,409)	(1,510)	(192)	6,352	(14,759)
Net cash provided by (used in) financing activities	86,776	(174,914)	508	(12,717)	(100,347)
Increase (decrease) in cash and equivalents	169,576	(43,691)	(561)	-	125,324
Cash, cash equivalents, and restricted cash at beginning of
period	767,594	54,859	25,652	-	848,105
Cash, cash equivalents, and restricted cash at end of period	$937,170	$11,168	$25,091	$-	$973,429

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

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth in our most recent Annual Report on Form 10-K under the headings Special Note Regarding Forward-Looking Statements and Risk Factors for the year ended December 31, 2017,  in our quarterly reports on Form 10-Q, or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website,  www.steeldynamics.com under “Investors – SEC Filings.”

Description of the Business

We are one of the largest domestic steel producers and metal recyclers in the United States based on estimated annual steelmaking and metals recycling capability, with facilities located throughout the United States, and in Mexico. The primary source of revenues are from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and fabrication and sale of steel joists and deck products. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations.

Operating Statement Classifications

Net Sales.  Net sales from our operations are a factor of volumes shipped, product mix and related pricing. We charge premium prices for certain grades of steel, product dimensions, certain smaller volumes, and for value-added processing or coating of our steel products.  Except for the steel fabrication operations, we recognize revenues from sales and the allowance for estimated returns and claims from these sales at the point in time control of the product transfers to the customer, upon shipment or delivery. Our steel fabrication operations recognizes revenues over time based on completed fabricated tons to date as a percentage of total tons required for each contract.

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

Other Expense (Income), net.  Other income consists of interest income earned on our temporary cash deposits and short term investments; any other non-operating income activity, including income from non-consolidated investments accounted for under the equity method. Other expense consists of any non-operating costs, such as certain acquisition and financing expenses.

Results Overview

Our consolidated results for the first quarter of 2018 benefited from continued strong demand in each of our three operating segments. Steel operations achieved record shipments and increased average selling prices in first quarter 2018 compared to the same quarter in 2017, while our metals recycling operations benefited from increased average selling prices, more than offsetting the impact of lower shipments resulting from the mid-March 2017 sale of some non-core locations. The non-residential construction market remained strong, resulting in consistent year over year shipments for our steel fabrication operations, with average selling prices continuing to rise. While our metals recycling operations was able to achieve substantial growth in operating income, both steel and steel fabrication operations experienced slight decreases in operating income due to increases in operating expenses which outpaced modestly higher metal spreads in both segments.

Consolidated operating income decreased $11.2 million, or 3%, to $323.4 million for the first quarter 2018, compared to the first quarter 2017.  First quarter 2018 net income attributable to Steel Dynamics, Inc. increased $26.7 million, or 13%, to $227.6 million, compared to the first quarter 2017, with the reduction in the effective income tax rate to 23.8% in the first quarter 2018 from 34.7% in the first quarter 2017.

Segment Operating Results 2017 vs. 2016  (dollars in thousands)

	Three Months Ended March 31,
	2018	% Change	2017
Net sales:
Steel Operations Segment	$1,981,774	12%	$1,775,676
Metals Recycling Operations Segment	752,766	5%	720,137
Steel Fabrication Operations Segment	201,703	4%	194,108
Other	92,618	4%	89,285
	3,028,861		2,779,206
Intra-company	(424,986)		(410,990)
	$2,603,875	10%	$2,368,216

Operating income (loss):
Steel Operations Segment	$334,562	(4)%	$348,532
Metals Recycling Operations Segment	24,715	38%	17,849
Steel Fabrication Operations Segment	19,791	(17)%	23,726
Other	(55,406)	(3)%	(53,970)
	323,662		336,137
Intra-company	(265)		(1,571)
	$323,397	(3)%	$334,566

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing sheet and long products steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills with several downstream coating and bar processing lines, as well as IDI, our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell a diverse portfolio of sheet and long products directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy equipment and agriculture, and pipe and tube (including OCTG) markets. Steel operations accounted for 74% and 73% of our consolidated external net sales during the first quarter of 2018 and 2017, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended March 31,
	2018	% Change	2017

Total shipments	2,534,644	2%	2,481,747
Intra-segment shipments	(121,653)		(102,785)
Steel Operations Segment Shipments	2,412,991	1%	2,378,962

External shipments	2,327,515	1%	2,305,080

Segment Results 2018 vs. 2017

Overall domestic steel consumption remained strong, particularly within the automotive and construction sectors, while energy and general industrial demand continued to grow. Steel operations segment shipments remained relatively flat in the first quarter 2018, as compared to the same period in 2017, with long products improving slightly.  Net sales for the steel operations increased 12% in the first quarter 2018 when compared to the same period in 2017, due primarily to an increase of $74 per ton, or 10%, in average selling prices consistent with increased steel market pricing. Our steel mill utilization rate averaged 94% for the first quarter 2018, as compared to 95% in the first quarter 2017.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 60% of our steel operations’ manufacturing costs, excluding the operations of The Techs and Vulcan, which purchase, rather than produce, the steel they further process. Our metallic raw material cost per net ton consumed in our steel operations increased $56, or 21%, in the first quarter 2018, compared to the same period in 2017, consistent with overall increased domestic scrap pricing. As a result of selling prices increasing more than scrap costs, metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed) increased 4% in the first quarter 2018 compared to the first quarter 2017.

Operating income for the steel operations decreased 4%, to $334.6 million, in the first quarter 2018, compared to the same period in 2017, due primarily to increases in other manufacturing costs not related to metallic raw materials, including planned maintenance outages.

Metals Recycling Operations Segment

Metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, and brokerage services, strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout the eastern half of the United States. In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at hundreds of locations throughout North America. Our steel mills utilize a large portion (65% and 64% for the periods presented) of the ferrous scrap sold by OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Our metals recycling operations accounted for 15% of our consolidated external net sales during the first quarters of 2018 and 2017.

Metals Recycling Operations Shipments:

	Three Months Ended March 31,
	2018	% Change	2017
Ferrous metal (gross tons)
Total	1,256,899	(6)%	1,338,599
Inter-company	(819,909)		(853,185)
External shipments	436,990	(10)%	485,414

Nonferrous metals (thousands of pounds)
Total	271,628	(4)%	283,603
Inter-company	(20,855)		(30,667)
External shipments	250,773	(1)%	252,936

Segment Results 2018 vs. 2017

Metals recycling operations operating income in the first quarter 2018 of $24.7 million increased 38% from the first quarter 2017 operating income of $17.8 million, due to a slight improvement in ferrous and a more pronounced improvement in nonferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap). Net sales increased 5% in the first quarter 2018 as compared to the same period in 2017, driven by increased pricing, more than offsetting the impact of lower shipments, resulting from the mid-March 2017 sale of some non-core locations.  Ferrous scrap average selling prices increased 12% during the first quarter 2018 compared to the same period in 2017, while nonferrous average selling prices increased 6% compared to the same period in 2017, resulting in ferrous metal spread expansion of 3%, and nonferrous metal spread expansion of 24%.  Overall domestic steel mill utilization was 76% in the first quarter of 2018, compared to 75% in the same 2017 period. Ferrous shipments to our own steel mills decreased by 4% in the first quarter 2018, compared to the same period in 2017.

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry.  Steel fabrication operations accounted for 8% of  our consolidated external net sales during the first quarters of 2018 and 2017.

Segment Results 2018 vs. 2017

Net sales for the steel fabrication operations increased $7.6 million, or 4%, during the first quarter 2018,  compared to the same period in 2017,  as shipments remained consistent, while average selling prices increased $54 per ton, or 4%. Our steel fabrication operations continue to leverage our national operating footprint to sustain and improve market share. Market demand and order backlogs continue to be strong heading into the seasonally busier months ahead, indicating that the non-residential construction market continues to grow.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed increased by 7% in the first quarter 2018, as compared to the same period in 2017 consistent with increased selling prices discussed in the steel operations results, while average selling prices increased only 4%, with resulting metal spread (which we define as the difference between average selling prices and the cost of purchased steel) remaining relatively steady on a per ton basis. However, operating income decreased $3.9 million, or 17%, to $19.8 million in the first quarter 2018 compared to the same period in 2017, due primarily to increases in other non steel related costs.

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

First Quarter Consolidated Results 2018 vs. 2017

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $106.4 million during the first quarter 2018 increased 3% from $102.9 million during the first quarter 2017,  representing a comparable 4.1% and 4.3% of net sales, respectively.

Interest Expense, net of Capitalized Interest.  During the first quarter 2018, interest expense decreased 6% to $31.9 million from $34.0 million during the same period in 2017, due primarily to the call and repayment of our $350.0 million 6.375% senior notes due 2022 with 4.125% senior notes due 2025 in the latter half of 2017.

Income Tax Expense.  During the first quarter 2018, our income tax expense was $70.5 million at an effective income tax rate of 23.8%, as compared to $105.6 million at an effective income tax rate of 34.7%, during the first quarter 2017. The lower effective tax rate in 2018 is due primarily to the enacted Tax Cuts and Jobs Act of 2017, signed into law in December 2017, which lowered the federal income tax rate from 35% to 21% in 2018.

Liquidity and Capital Resources

Capital Resources and Long‑term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our Revolver. Our liquidity at March 31,  2018, is as follows (in thousands):

Cash and equivalents	$985,824
Short term investments	40,000
Revolver availability	1,188,114
Total liquidity	$2,213,938

Our total outstanding debt decreased $18.6 million during the first quarter of 2018 due to decreased revolving credit facility borrowings at one of our controlled subsidiaries.  Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity)  decreased to 40.8% at March 31,  2018,  compared to 41.9% at December 31, 2017.

Our November 2014 senior secured credit facility (Facility), which provides a $1.2 billion Revolver, matures November 2019. Subject to certain conditions, we have the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of our subsidiaries; and is secured by substantially all of our and our wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of our wholly-owned subsidiaries’ capital stock or other equity interests, and intercompany debt held by us as collateral. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions, or enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At March 31, 2018, we had $1.2 billion of availability on the Revolver, $11.9 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At March 31, 2018, our interest coverage ratio and net debt leverage ratio were 10.76:1.00 and 1.36:1.00, respectively. We were, therefore, in compliance with these covenants at March 31, 2018, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $177.9 million in the first quarter of 2018. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $199.0 million to $1.7 billion at March 31, 2018, consistent with increases in volumes, pricing and profitability during the first quarter 2018.

Capital Investments.    During the first quarter of 2018, we invested $50.6 million in property, plant and equipment, primarily within our steel operations segment, compared with $41.7 million invested during the same period in 2017.

Cash Dividends.    As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 21% to $0.1875 per share in the first quarter 2018 (from $0.155 per share in 2017), resulting in declared cash dividends of $44.3 million during the first quarter of 2018, compared to $37.5 million during the same period in 2017. We paid cash dividends of $36.8 million and $34.1 million during the first quarter of 2018 and 2017, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our Facility and the indentures relating to our senior notes may restrict the amount of cash dividends we can pay.

Other.    In 2016, the board of directors authorized a share repurchase program of up to $450 million of our common stock. Under the share repurchase program, purchases will take place, as and when, we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions.  The share repurchase program does not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time.  We acquired 1.5 million shares of our common stock for $69.3 million in the first quarter of 2018 pursuant to this program. See Part II Other Information, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

In the normal course of business, we are exposed to the market risk and price fluctuations related to the sale of our products and to the purchase of raw materials used in our operations, such as metallic raw materials, electricity, natural gas and its transportation services, fuel, air products, zinc, and electrodes. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.

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

In our metals recycling operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At March 31, 2018, we had a cumulative unrealized gain associated with these financial contracts of $5.7 million, substantially all of which have a  settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, for which a total of $432,000 is recorded in our financial statements as of March 31, 2018.

ITEM 1A.RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended

December 31, 2017.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended
March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands) (1)
Quarter ended March 31, 2018

January 1 - 31	315,210	$47.59	315,210	$157,724
February 1 - 28	1,067,153	44.56	1,067,153	110,168
March 1 - 31	157,291	42.68	157,291	103,455
	1,539,654		1,539,654

(1)

On October 18, 2016, we announced that our board of directors had authorized a share repurchase program of up to $450.0 million of our common stock.  Our board of directors cancelled the previously authorized program with respect to which no shares had been repurchased for a number of years.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information required to be furnished pursuant to Item 4 concerning mine safety disclosure matters, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is included in Exhibit 95 to this quarterly report. There are no mine safety disclosures to report for the three months ended March 31, 2018, therefore, no Exhibit 95 is required.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Reference is made to the Exhibit Index preceding the signature page hereto, which Exhibit Index is hereby incorporated into this item.

EXHIBIT INDEX Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

Other

95**	Mine Safety Disclosures.

XBRL Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

_____________________________________________________________________________________________________________

*Filed concurrently herewith

**Inapplicable for purposes of this report

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2018

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)