Form 10-Q
period 2018-06-30
STEEL DYNAMICS INC
filed 2018-08-09
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2018

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7575 West Jefferson Blvd, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2018, Registrant had 234,785,650 outstanding shares of common stock.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets
Cash and equivalents	$720,445	$1,028,649
Short term investments	90,000	-
Accounts receivable, net	1,175,795	846,415
Accounts receivable-related parties	4,388	22,422
Inventories	1,787,109	1,519,347
Other current assets	39,927	91,509
Total current assets	3,817,664	3,508,342

Property, plant and equipment, net	2,909,033	2,675,904

Intangible assets, net	243,154	256,909
Goodwill	508,275	386,893
Other assets	26,395	27,684
Total assets	$7,504,521	$6,855,732
Liabilities and Equity
Current liabilities
Accounts payable	$657,496	$473,765
Accounts payable-related parties	18,305	15,683
Income taxes payable	38,273	3,696
Accrued payroll and benefits	170,470	195,909
Accrued interest	25,542	25,533
Accrued expenses	130,234	125,138
Current maturities of long-term debt	18,266	28,795
Total current liabilities	1,058,586	868,519

Long-term debt	2,352,127	2,353,145
Deferred income taxes	375,719	305,949
Other liabilities	18,330	21,811
Total liabilities	3,804,762	3,549,424

Commitments and contingencies

Redeemable noncontrolling interests	111,240	111,240

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
265,006,573 and 265,003,133 shares issued; and 235,096,384 and 237,396,839
shares outstanding, as of June 30, 2018 and December 31, 2017, respectively	644	644
Treasury stock, at cost; 29,910,189 and 27,606,294 shares,
as of June 30, 2018 and December 31, 2017 respectively	(779,088)	(665,297)
Additional paid-in capital	1,149,367	1,141,534
Retained earnings	3,376,163	2,874,693
Accumulated other comprehensive loss	(105)	-
Total Steel Dynamics, Inc. equity	3,746,981	3,351,574
Noncontrolling interests	(158,462)	(156,506)
Total equity	3,588,519	3,195,068
Total liabilities and equity	$7,504,521	$6,855,732

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales
Unrelated parties	$3,083,822	$2,347,304	$5,681,134	$4,666,967
Related parties	6,703	43,416	13,266	91,969
Total net sales	3,090,525	2,390,720	5,694,400	4,758,936

Costs of goods sold	2,438,443	1,998,202	4,578,902	3,894,264
Gross profit	652,082	392,518	1,115,498	864,672

Selling, general and administrative expenses	101,031	98,433	207,462	201,366
Profit sharing	42,335	21,308	68,997	48,539
Amortization of intangible assets	6,829	7,424	13,755	14,848
Operating income	501,887	265,353	825,284	599,919

Interest expense, net of capitalized interest	31,512	33,869	63,408	67,842
Other income, net	(5,035)	(3,835)	(9,498)	(7,494)
Income before income taxes	475,410	235,319	771,374	539,571

Income tax expense	112,838	82,372	183,327	187,958
Net income	362,572	152,947	588,047	351,613

Net (income) loss attributable to noncontrolling interests	(123)	986	1,953	3,137
Net income attributable to Steel Dynamics, Inc.	$362,449	$153,933	$590,000	$354,750

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$1.54	$0.64	$2.50	$1.47

Weighted average common shares outstanding	235,617	241,343	236,120	242,143

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$1.53	$0.63	$2.49	$1.46

Weighted average common shares and share equivalents outstanding	236,945	243,021	237,334	243,784

Dividends declared per share	$0.1875	$0.1550	$0.3750	$0.3100

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$362,572	$152,947	$588,047	$351,613
Other Comprehensive Income (Loss) - net unrealized loss on cash flow
hedging derivatives, net of income taxes of $33	(105)	-	(105)	-
Comprehensive Income	362,467	152,947	587,942	351,613

Comprehensive (income) loss attributable to noncontrolling interests	(123)	986	1,953	3,137
Comprehensive income attributable to Steel Dynamics, Inc.	$362,344	$153,933	$589,895	$354,750

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating activities:
Net income	$362,572	$152,947	$588,047	$351,613

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	79,120	73,801	155,255	148,858
Equity-based compensation	8,041	6,380	20,882	17,683
Deferred income taxes	11,993	6,849	21,538	14,565
Other adjustments	(145)	(43)	(115)	(147)
Changes in certain assets and liabilities:
Accounts receivable	(163,465)	(3,746)	(282,283)	(157,110)
Inventories	(90,312)	(57,622)	(171,023)	(144,441)
Other assets	(630)	5,420	(735)	7,514
Accounts payable	48,919	(45,445)	115,251	88,364
Income taxes receivable/payable	22,579	(77,587)	86,541	18,732
Accrued expenses	47,361	20,056	(29,390)	(24,191)
Net cash provided by operating activities	326,033	81,010	503,968	321,440

Investing activities:
Purchases of property, plant and equipment	(55,203)	(43,274)	(105,809)	(84,951)
Purchases of short term investments	(50,000)	-	(90,000)	-
Acquisition of business, net of cash and restricted cash acquired	(396,409)	-	(396,409)	-
Other investing activities	657	2,387	886	29,305
Net cash used in investing activities	(500,955)	(40,887)	(591,332)	(55,646)

Financing activities:
Issuance of current and long-term debt	124,571	51,233	217,629	51,233
Repayment of current and long-term debt	(118,089)	(34,997)	(231,123)	(36,426)
Dividends paid	(44,268)	(37,527)	(81,065)	(71,657)
Purchases of treasury stock	(49,145)	(76,813)	(118,414)	(138,069)
Other financing activities	(3,144)	-	(8,324)	(3,532)
Net cash used in financing activities	(90,075)	(98,104)	(221,297)	(198,451)

Increase (decrease) in cash, cash equivalents, and restricted cash	(264,997)	(57,981)	(308,661)	67,343
Cash, cash equivalents, and restricted cash at beginning of period	991,421	973,429	1,035,085	848,105

Cash, cash equivalents, and restricted cash at end of period	$726,424	$915,448	$726,424	$915,448

Supplemental disclosure information:
Cash paid for interest	$53,226	$53,976	$61,855	$66,625
Cash paid for income taxes, net	$79,995	$152,116	$78,950	$153,670

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

Steel Operations Segment.  Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Heartland Flat Roll Division (acquired June 29, 2018), Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc., Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and numerous downstream processing and coating lines. Steel operations accounted for 75% and 73% of the company’s consolidated external net sales during the three months ended June 30, 2018 and 2017, respectively, and 75% and 73% during the six months ended June 30, 2018 and 2017, respectively.

Metals Recycling Operations Segment. Metals recycling operations consists solely of OmniSource Corporation (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services. Metals recycling operations accounted for 14% of the company’s consolidated external net sales during the three months ended June 30, 2018 and 2017, and 14% and 15% during the six months ended June 30, 2018 and 2017, respectively.

Steel Fabrication Operations Segment.  Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 7% of the company’s consolidated external net sales during the three and six months ended June 30, 2018, and 8% during the three and six months ended June 30, 2017.

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

Senior Secured Credit Facility

The company renewed its senior secured credit facility (Facility), which provides a $1.2 billion Revolver, in June 2018, and extended the maturity to June 2023. Subject to certain conditions, the company has the opportunity to increase the Revolver size by a minimum of $750.0 million. The Facility is guaranteed by certain of the company’s subsidiaries; and is secured by substantially all of the company’s and its wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of the company’s wholly-owned subsidiaries’ capital stock or other equity interests, and intercompany debt held by the company as collateral. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (Continued)

Goodwill.  The company’s goodwill is allocated to the following reporting units at June 30, 2018, and December 31, 2017, (in thousands):

	June 30,	December 31,
	2018	2017
Steel Operations Segment:
Columbus Flat Roll Division	$19,682	$19,682
The Techs	142,783	142,783
Heartland Flat Roll Division	123,077	-
Vulcan Threaded Products	7,824	7,824
Roanoke Bar Division	29,041	29,041
Metals Recycling Operations Segment:
OmniSource	88,943	90,638
Indiana Steel Mills	95,000	95,000
Steel Fabrication Operations Segment	1,925	1,925
	$508,275	$386,893

Heartland Flat Roll Division (Heartland) was acquired June 29, 2018 (refer to Note 2 Acquisition - Heartland), resulting in a preliminary purchase price allocation in which $123.1 million of goodwill was recorded. OmniSource goodwill decreased $1.7 million from December 31, 2017 to June 30, 2018, in recognition of the 2018 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Recently Adopted/Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, which is codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition.  FASB later issued clarifying guidance in the form of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Consideration (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contract with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, collectively (ASC 606). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and potential uncertainty of revenue that is recognized. The company adopted ASC 606 effective January1, 2018 using the modified retrospective approach. There was no change in the amount or timing of revenue recognized under ASC 606, or significant changes required to the company’s functions, processes or systems. See Note 3 Revenue from Contracts with Customers for disclosure required by ASC 606 and the updated accounting policy for revenue recognition.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230); which requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The company adopted the provisions of ASU 2016-18 as of January 1, 2018, retrospectively changed beginning and ending amounts reflected in the consolidated statements of cash flows for the three and six months ended June 30, 2018 and 2017, to include restricted cash. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $6.0 million at June 30, 2018, $5.6 million at March 31, 2018, $6.4 million at December 31, 2017, and $6.6 million at June 30 and March 31, 2017, and December 31, 2016, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842); which establishes a new lease accounting model that requires lessees to recognize a right of use asset and related lease liability for most leases having lease terms of more than 12 months (ASU 2016-02).  This new guidance is effective for annual and interim periods beginning after December 15, 2018, but can be early adopted.  The company anticipates adopting ASU 2016-02 on January 1, 2019.  The company is working through its adoption plan to evaluate the lease portfolio, systems, processes and policies to determine the impact of the adoption of the provisions of ASU 2016-02 to our financial statements and disclosures. However, the company expects that each of assets and liabilities will increase in the consolidated balance sheet, related to the company’s then existing operating leases.

Note 2. Acquisition - Heartland

On June 29, 2018, the company completed its acquisition of 100% of Heartland Steel Processing, LLC (formerly known as Companhia Siderurgica Nacional, LLC)  (Heartland), for an initial cash purchase price of $396.4 million, subject to customary actual working capital transaction purchase price adjustments payable before year-end 2018. Located in Terre Haute, Indiana, Heartland produces various types of higher-margin, flat roll steel by further processing hot roll coils into pickle and oil, cold roll, and galvanized products. The acquisition will expand the company’s annual flat roll steel shipping capacity of lighter-gauge and greater width flat roll steel offerings that will broaden and diversify the company’s value-added product

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

portfolio, and provide operational and logistics benefits to other nearby operations. Heartland’s post-acquisition operating results will be reflected in the company’s financial statements in the steel operations reporting segment.

Note 2. Acquisition (Continued)

The aggregate purchase price was preliminarily allocated to the opening balance sheet of Heartland as of the June 29, 2018, acquisition date. The following initial allocation of the purchase price (in thousands) is preliminary based on the information available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The accounting for the acquisition has not yet been completed because the company has not finalized the valuations of the acquired assets, assumed liabilities and identifiable intangible assets, if any, including goodwill.

Current assets, net of cash acquired	$127,005
Property, plant & equipment	266,891
Intangible assets and goodwill	123,077
Total assets acquired	516,973
Liabilities assumed	74,913
Net assets acquired	$442,060

Note 3.  Revenue from Contracts with Customers

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

Refer to Note 10 Segment Information, for disaggregated revenue by segment to external, external non-United States, and other segment customers.

Note 4.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three or six months ended June 30, 2018 and 2017.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Earnings Per Share (Continued)

The following tables present a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,
	2018			2017
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$362,449	235,617	$1.54	$153,933	241,343	$0.64
Dilutive common share equivalents	-	1,328		-	1,678
Diluted earnings per share	$362,449	236,945	$1.53	$153,933	243,021	$0.63

	Six Months Ended June 30,
	2018			2017
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$590,000	236,120	$2.50	$354,750	242,143	$1.47
Dilutive common share equivalents	-	1,214		-	1,641
Diluted earnings per share	$590,000	237,334	$2.49	$354,750	243,784	$1.46

Note 5.  Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$833,430	$675,715
Supplies	407,902	374,515
Work in progress	190,722	128,565
Finished goods	355,055	340,552
Total inventories	$1,787,109	$1,519,347

Note 6.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss	Interests	Equity	Interests
Balances at December 31, 2017	$644	$(665,297)	$1,141,534	$2,874,693	$-	$(156,506)	$3,195,068	$111,240
Dividends declared	-	-	-	(88,349)	-	-	(88,349)	-
Noncontrolling investors, net	-	-	-	-	-	(3)	(3)	-
Share repurchases	-	(118,414)	-	-	-	-	(118,414)	-
Equity-based compensation	-	4,623	7,833	(181)	-	-	12,275	-
Comprehensive income (loss)	-	-	-	590,000	(105)	(1,953)	587,942	-
Balances at June 30, 2018	$644	$(779,088)	$1,149,367	$3,376,163	$(105)	$(158,462)	$3,588,519	$111,240

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. The company utilizes derivative instruments to mitigate commodity margin risk, occasionally to mitigate foreign currency exchange rate risk, and have in the past to mitigate interest rate fluctuation risk. The company routinely enters into forward exchange traded futures and option contracts to manage the price risk associated with nonferrous metals inventory as well as purchases and sales of nonferrous and ferrous metals (primarily aluminum and copper). The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements.

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of June 30, 2018:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	2,325
Aluminum	Short	3,050
Copper	Long	14,969
Copper	Short	27,170

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of June 30, 2018, and December 31, 2017, and gains and losses related to derivatives included in the company’s statement of income for the three and six months ended June 30, 2018 and 2017 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivative instruments designated as hedges
Commodity futures	Other current assets	$6,594	$1,211	$829	$5,364

Derivative instruments not designated as hedges
Commodity futures	Other current assets	2,499	1,579	1,868	5,142
Total derivative instruments		$9,093	$2,790	$2,697	$10,506

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $4.4 million at June 30, 2018, and $5.6 million at December 31, 2017, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the three months ended		Hedged items in	in income on	for the three months ended
	in income on	June 30,	June 30,	fair value hedge	related hedged	June 30,	June 30,
	derivatives	2018	2017	relationships	items	2018	2017
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$1,540	$(3,398)	Firm commitments	Costs of goods sold	$(2,600)	$2,167
				Inventory	Costs of goods sold	(816)	1,014
Derivatives not designated						$(3,416)	$3,181
as hedging instruments
Commodity futures	Costs of goods sold	$2,969	$2,384

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Derivative Financial Instruments (Continued)

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the six months ended		Hedged items in	in income on	for the six months ended
	in income on	June 30,	June 30,	fair value hedge	on related	June 30,	June 30,
	derivatives	2018	2017	relationships	hedged items	2018	2017
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$10,056	$(3,551)	Firm commitments	Costs of goods sold	$(3,393)	$2,706
				Inventory	Costs of goods sold	(3,412)	1,509
Derivatives not designated						$(6,805)	$4,215
as hedging instruments
Commodity futures	Costs of goods sold	$5,720	$(1,962)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $117,000 and gains of $49,000 during the three-month periods ended June 30, 2018, and 2017, respectively; and losses of $16,000 and gains of $97,000 during the six-month periods ended June 30, 2018, and 2017, respectively.  Losses excluded from hedge effectiveness testing of $1.8 million and $266,000 increased cost of goods sold during the three-month periods ended June 30, 2018, and 2017, respectively. Gains excluded from hedge effectiveness testing of $3.3 million and $567,000 decreased cost of goods sold during the six-month periods ended June 30, 2018, and 2017, respectively.

Derivatives accounted for as cash flow hedges resulted in $138,000 recognized in other comprehensive income for the three and six-month periods ended June 30, 2018. There were no reclassifications of gains or losses from accumulated other comprehensive income into income nor gains or losses recognized into income during the three-month periods ended June 30, 2018, and 2017 and the six-month periods ended June 30, 2018, and 2017. At June 30, 2018, the company expects to reclassify $138,000 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2018, and December 31, 2017 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Commodity futures – financial assets	$9,093	$-	$9,093	$-
Commodity futures – financial liabilities	2,697	-	2,697	-

December 31, 2017
Commodity futures – financial assets	$2,790	$-	$2,790	$-
Commodity futures – financial liabilities	10,506	-	10,506	-

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Fair Value Measurements (Continued)

The carrying amounts of financial instruments including cash and equivalents, and short term investments in certificates of deposit approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.4 billion and $2.5 billion at June 30, 2018 and December 31, 2017, respectively (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion at June 30, 2018 and December 31, 2017).

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

The company’s segment results are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
June 30, 2018	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales - disaggregated revenue
External	$2,127,545	$347,784	$217,438	$122,956		$-		$2,815,723
External Non-U.S.	197,882	76,920	-	-		-		274,802
Other segments	110,261	459,391	458	124		(570,234)		-
	2,435,688	884,095	217,896	123,080		(570,234)		3,090,525
Operating income (loss)	533,494	22,638	14,144	(63,618)	(1)	(4,771)	(2)	501,887
Income (loss) before income taxes	516,399	20,965	12,640	(69,828)		(4,766)		475,410
Depreciation and amortization	61,769	11,553	2,946	2,852		-		79,120
Capital expenditures	42,008	8,947	2,054	2,194		-		55,203

As of June 30, 2018
Assets	$5,124,897	$1,025,875	$423,406	$1,040,893	(3)	$(110,550)	(4)	$7,504,521

Footnotes related to the three months ended June 30, 2018, segment results (in millions):

(1)	Corporate SG&A	$(14.5)	(2)	Gross profit decrease from intra-company sales	$(4.8)
	Company-wide equity-based compensation	(8.5)
	Profit sharing	(40.6)
	Other, net	-
		$(63.6)

(3)	Cash and equivalents	$710.4	(4)	Elimination of intra-company receivables	$(74.8)
	Short term investments	75.0		Elimination of intra-company debt	(18.7)
	Inventories	31.6		Other	(17.1)
	Property, plant and equipment, net	161.2			$(110.6)
	Intra-company debt	18.7
	Other	44.0
		$1,040.9

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
June 30, 2017	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales - disaggregated revenue
External	$1,690,973	$298,457	$197,834	$91,083		$-		$2,278,347
External Non-U.S.	67,269	45,072	32	-		-		112,373
Other segments	63,710	350,487	143	615		(414,955)		-
	1,821,952	694,016	198,009	91,698		(414,955)		2,390,720
Operating income (loss)	269,929	16,495	20,147	(43,110)	(1)	1,892	(2)	265,353
Income (loss) before income taxes	248,562	14,582	18,633	(48,350)		1,892		235,319
Depreciation and amortization	56,150	11,993	2,906	2,752		-		73,801
Capital expenditures	36,707	3,174	3,073	320		-		43,274

Footnotes related to the three months ended June 30, 2017, segment results (in millions):

(1)	Corporate SG&A	$(13.4)	(2)	Gross profit increase from intra-company sales	$1.9
	Company-wide equity-based compensation	(7.1)
	Profit sharing	(20.1)
	Other, net	(2.5)
		$(43.1)

		Metals	Steel
For the six months ended	Steel	Recycling	Fabrication
June 30, 2018	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales - disaggregated revenue
External	$3,959,848	$677,656	$418,875	$215,427		$-		$5,271,806
External Non-U.S.	287,368	135,170	56	-		-		422,594
Other segments	170,246	824,035	668	271		(995,220)		-
	4,417,462	1,636,861	419,599	215,698		(995,220)		5,694,400
Operating income (loss)	868,056	47,353	33,935	(119,024)	(1)	(5,036)	(2)	825,284
Income (loss) before income taxes	832,204	43,970	31,097	(130,861)		(5,036)		771,374
Depreciation and amortization	120,910	23,111	5,844	5,390		-		155,255
Capital expenditures	80,410	15,893	4,131	5,375		-		105,809

Footnotes related to the six months ended June 30, 2018, segment results (in millions):

(1)	Corporate SG&A	$(30.2)	(2)	Gross profit decrease from intra-company sales	$(5.0)
	Company-wide equity-based compensation	(17.0)
	Profit sharing	(66.2)
	Other, net	(5.6)
		$(119.0)

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

Condensed Consolidating Balance Sheets (in thousands)
			Combined	Consolidating	Total
As of June 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$708,920	$5,665	$5,860	$-	$720,445
Short term investments	75,000	15,000	-	-	90,000
Accounts receivable, net	384,970	1,669,178	32,324	(906,289)	1,180,183
Inventories	743,750	1,012,791	41,504	(10,936)	1,787,109
Other current assets	22,296	18,951	4,046	(5,366)	39,927
Total current assets	1,934,936	2,721,585	83,734	(922,591)	3,817,664
Property, plant and equipment, net	856,914	1,891,001	161,118	-	2,909,033
Intangible assets, net	-	243,154	-	-	243,154
Goodwill	-	508,275	-	-	508,275
Other assets, including investments in subs	2,998,695	6,442	5,479	(2,984,221)	26,395
Total assets	$5,790,545	$5,370,457	$250,331	$(3,906,812)	$7,504,521

Accounts payable	$241,107	$420,996	$89,257	$(75,559)	$675,801
Accrued expenses	238,141	264,267	8,222	(146,111)	364,519
Current maturities of long-term debt	761	1,320	49,879	(33,694)	18,266
Total current liabilities	480,009	686,583	147,358	(255,364)	1,058,586
Long-term debt	2,325,663	964	165,230	(139,730)	2,352,127
Other liabilities	(762,108)	764,761	33,898	357,498	394,049
Total liabilities	2,043,564	1,452,308	346,486	(37,596)	3,804,762

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	644	1,727,859	15,016	(1,742,875)	644
Treasury stock	(779,088)	-	-	-	(779,088)
Additional paid-in-capital	1,149,367	690,735	689,502	(1,380,237)	1,149,367
Retained earnings (deficit)	3,376,163	1,499,555	(753,451)	(746,104)	3,376,163
Accumulated other comprehensive loss	(105)	-	-	-	(105)
Total Steel Dynamics, Inc. equity	3,746,981	3,918,149	(48,933)	(3,869,216)	3,746,981
Noncontrolling interests	-	-	(158,462)	-	(158,462)
Total equity	3,746,981	3,918,149	(207,395)	(3,869,216)	3,588,519
Total liabilities and equity	$5,790,545	$5,370,457	$250,331	$(3,906,812)	$7,504,521

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$1,001,405	$20,441	$6,803	$-	$1,028,649
Accounts receivable, net	274,968	1,426,036	37,387	(869,554)	868,837
Inventories	685,103	752,151	91,890	(9,797)	1,519,347
Other current assets	73,748	16,005	5,962	(4,206)	91,509
Total current assets	2,035,224	2,214,633	142,042	(883,557)	3,508,342
Property, plant and equipment, net	859,419	1,618,438	198,047	-	2,675,904
Intangible assets, net	-	225,503	31,406	-	256,909
Goodwill	-	379,069	7,824	-	386,893
Other assets, including investments in subs	2,512,594	6,622	5,505	(2,497,037)	27,684
Total assets	$5,407,237	$4,444,265	$384,824	$(3,380,594)	$6,855,732

Accounts payable	$168,282	$316,676	$101,948	$(97,458)	$489,448
Accrued expenses	222,023	254,196	10,243	(136,186)	350,276
Current maturities of long-term debt	731	-	56,454	(28,390)	28,795
Total current liabilities	391,036	570,872	168,645	(262,034)	868,519
Long-term debt	2,326,466	-	169,799	(143,120)	2,353,145
Other liabilities	(661,839)	869,196	24,868	95,535	327,760
Total liabilities	2,055,663	1,440,068	363,312	(309,619)	3,549,424

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	644	1,727,859	14,908	(1,742,767)	644
Treasury stock	(665,297)	-	-	-	(665,297)
Additional paid-in-capital	1,141,534	128,076	797,196	(925,272)	1,141,534
Retained earnings (deficit)	2,874,693	1,148,262	(745,326)	(402,936)	2,874,693
Total Steel Dynamics, Inc. equity	3,351,574	3,004,197	66,778	(3,070,975)	3,351,574
Noncontrolling interests	-	-	(156,506)	-	(156,506)
Total equity	3,351,574	3,004,197	(89,728)	(3,070,975)	3,195,068
Total liabilities and equity	$5,407,237	$4,444,265	$384,824	$(3,380,594)	$6,855,732

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
June 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,294,096	$3,405,216	$156,308	$(1,765,095)	$3,090,525
Costs of goods sold	970,636	3,038,284	153,104	(1,723,581)	2,438,443
Gross profit	323,460	366,932	3,204	(41,514)	652,082
Selling, general and administrative	77,088	75,923	2,400	(5,216)	150,195
Operating income	246,372	291,009	804	(36,298)	501,887
Interest expense, net of capitalized interest	19,386	11,593	3,089	(2,556)	31,512
Other income, net	(5,975)	(1,595)	(13)	2,548	(5,035)
Income (loss) before income taxes and
equity in net income of subsidiaries	232,961	281,011	(2,272)	(36,290)	475,410
Income taxes (benefit)	51,738	69,910	(101)	(8,709)	112,838
	181,223	211,101	(2,171)	(27,581)	362,572
Equity in net income of subsidiaries	181,226	-	-	(181,226)	-
Net income attributable to noncontrolling interests	-	-	(123)	-	(123)
Net income (loss) attributable to Steel Dynamics, Inc.	$362,449	$211,101	$(2,294)	$(208,807)	$362,449

For the three months ended,			Combined	Consolidating	Total
June 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$926,855	$2,614,676	$144,938	$(1,295,749)	$2,390,720
Costs of goods sold	767,047	2,362,604	137,052	(1,268,501)	1,998,202
Gross profit	159,808	252,072	7,886	(27,248)	392,518
Selling, general and administrative	50,942	75,720	5,304	(4,801)	127,165
Operating income	108,866	176,352	2,582	(22,447)	265,353
Interest expense, net of capitalized interest	18,441	14,641	3,047	(2,260)	33,869
Other income, net	(3,869)	(2,146)	(79)	2,259	(3,835)
Income (loss) before income taxes and
equity in net income of subsidiaries	94,294	163,857	(386)	(22,446)	235,319
Income taxes	29,142	59,397	1,692	(7,859)	82,372
	65,152	104,460	(2,078)	(14,587)	152,947
Equity in net income of subsidiaries	88,781	-	-	(88,781)	-
Net loss attributable to noncontrolling interests	-	-	986	-	986
Net income (loss) attributable to Steel Dynamics, Inc.	$153,933	$104,460	$(1,092)	$(103,368)	$153,933

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

For the six months ended,			Combined	Consolidating	Total
June 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,330,770	$6,263,935	$273,305	$(3,173,610)	$5,694,400
Costs of goods sold	1,789,781	5,620,035	271,602	(3,102,516)	4,578,902
Gross profit	540,989	643,900	1,703	(71,094)	1,115,498
Selling, general and administrative	140,015	155,295	5,576	(10,672)	290,214
Operating income (loss)	400,974	488,605	(3,873)	(60,422)	825,284
Interest expense, net of capitalized interest	38,009	24,304	6,355	(5,260)	63,408
Other income, net	(11,178)	(3,320)	(259)	5,259	(9,498)
Income (loss) before income taxes and
equity in net income of subsidiaries	374,143	467,621	(9,969)	(60,421)	771,374
Income taxes	81,484	116,328	110	(14,595)	183,327
	292,659	351,293	(10,079)	(45,826)	588,047
Equity in net income of subsidiaries	297,341	-	-	(297,341)	-
Net loss attributable to noncontrolling interests	-	-	1,953	-	1,953
Net income (loss) attributable to Steel Dynamics, Inc.	$590,000	$351,293	$(8,126)	$(343,167)	$590,000

For the six months ended,			Combined	Consolidating	Total
June 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,851,421	$5,186,914	$288,346	$(2,567,745)	$4,758,936
Costs of goods sold	1,478,626	4,652,268	275,093	(2,511,723)	3,894,264
Gross profit	372,795	534,646	13,253	(56,022)	864,672
Selling, general and administrative	112,597	152,002	10,357	(10,203)	264,753
Operating income	260,198	382,644	2,896	(45,819)	599,919
Interest expense, net of capitalized interest	36,522	29,764	6,313	(4,757)	67,842
Other income, net	(7,123)	(4,813)	(315)	4,757	(7,494)
Income (loss) before income taxes and
equity in net income of subsidiaries	230,799	357,693	(3,102)	(45,819)	539,571
Income taxes	70,727	129,708	3,482	(15,959)	187,958
	160,072	227,985	(6,584)	(29,860)	351,613
Equity in net income of subsidiaries	194,678	-	-	(194,678)	-
Net loss attributable to noncontrolling interests			3,137		3,137
Net income (loss) attributable to Steel Dynamics, Inc.	$354,750	$227,985	$(3,447)	$(224,538)	$354,750

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the six months ended,			Combined	Consolidating	Total
June 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	$190,271	$300,720	$190	$12,787	$503,968
Net cash used in investing activities	(528,618)	(59,728)	(4,901)	1,915	(591,332)
Net cash provided by (used in) financing activities	45,037	(255,401)	3,769	(14,702)	(221,297)
Decrease in cash, cash equivalents and restricted cash	(293,310)	(14,409)	(942)	-	(308,661)
Cash, cash equivalents, and restricted cash at beginning of
period	1,002,230	20,748	12,107	-	1,035,085
Cash, cash equivalents, and restricted cash at end of period	$708,920	$6,339	$11,165	$-	$726,424

For the six months ended,			Combined	Consolidating	Total
June 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$60,900	$279,513	$(20,088)	$1,115	$321,440
Net cash used in investing activities	(33,305)	(22,599)	(503)	761	(55,646)
Net cash provided by (used in) financing activities	64,017	(268,175)	7,583	(1,876)	(198,451)
Increase (decrease) in cash, cash equivalents and restricted cash	91,612	(11,261)	(13,008)	-	67,343
Cash, cash equivalents, and restricted cash at beginning of
period	767,594	54,859	25,652	-	848,105
Cash, cash equivalents, and restricted cash at end of period	$859,206	$43,598	$12,644	$-	$915,448

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

Description of the Business

We are one of the largest domestic steel producers and metal recyclers in the United States based on estimated annual steelmaking and metals recycling capability, with facilities located throughout the United States, and in Mexico. We produce steel products, including hot roll, cold roll and coated sheet steel, structural steel beams and shapes, rail, engineered special-bar-quality steel, cold finished steel, merchant bar products, specialty steel sections and joist and deck. In addition, we produce liquid pig iron and process and sell ferrous and nonferrous scrap. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations.

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

Acquisition of Heartland Flat Roll Division (Heartland)

On June 29, 2018, we completed our acquisition of 100% of Heartland Steel Processing, LLC (formerly known as Companhia Siderurgica Nacional, LLC) (Heartland), for an initial cash purchase price of $396.4 million, subject to customary actual working capital transaction purchase price adjustments payable before year-end 2018. Located in Terre Haute, Indiana, Heartland produces various types of higher-margin, flat roll steel by further processing hot roll coils into pickle and oil, cold roll, and galvanized products. The acquisition will expand our annual flat roll steel shipping capacity of lighter-gauge and greater width flat roll steel offerings that will broaden and diversify our value-added product portfolio, and provide operational and logistics benefits to other nearby operations.

Results Overview

Our consolidated results for the second quarter and first half of 2018 benefited from continued strong demand in each of our three operating segments. Steel operations achieved record shipments and increased average selling prices in second quarter 2018 compared to the same quarter in 2017, while our metals recycling operations benefited from increased average selling prices and shipments due to strong domestic scrap demand. The non-residential construction market remained strong, resulting in improved year over year shipments for our steel fabrication operations, with average selling prices continuing to rise. While our steel and metals recycling operations were able to achieve substantial growth in operating income, steel fabrication operations reported a decrease in operating income due to increases in steel input costs which outpaced higher average selling prices.

Consolidated operating income increased $236.5 million, or 89%, to $501.9 million for the second quarter 2018, compared to the second quarter 2017. Second quarter 2018 net income attributable to Steel Dynamics, Inc. increased $208.5 million, or 135%, to $362.4 million, compared to the second quarter 2017, due to increased operating income along with the reduction in the effective income tax rate post tax reform to 23.7% in the second quarter 2018 from 35.0% in the second quarter 2017.

Consolidated operating income increased $225.4 million, or 38%, to $825.3 million for the first half 2018, compared to the first half 2017. First half 2018 net income attributable to Steel Dynamics, Inc. increased $235.2 million, or 66%, to $590.0 million, compared to the first half 2017, due to increased operating income along with the reduction in the effective income tax rate post tax reform to 23.8% in the first half 2018 from 34.8% in the first half 2017.

Segment Operating Results 2018 vs. 2017 (dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
Net sales:
Steel Operations Segment	$2,435,688	34%	$1,821,952	$4,417,462	23%	$3,597,628
Metals Recycling Operations Segment	884,095	27%	694,016	1,636,861	16%	1,414,153
Steel Fabrication Operations Segment	217,896	10%	198,009	419,599	7%	392,117
Other	123,080	34%	91,698	215,698	19%	180,983
	3,660,759		2,805,675	6,689,620		5,584,881
Intra-company	(570,234)		(414,955)	(995,220)		(825,945)
	$3,090,525	29%	$2,390,720	$5,694,400	20%	$4,758,936

Operating income (loss):
Steel Operations Segment	$533,494	98%	$269,929	$868,056	40%	$618,461
Metals Recycling Operations Segment	22,638	37%	16,495	47,353	38%	34,344
Steel Fabrication Operations Segment	14,144	(30)%	20,147	33,935	(23)%	43,873
Other	(63,618)	(48)%	(43,110)	(119,024)	(23)%	(97,080)
	506,658		263,461	830,320		599,598
Intra-company	(4,771)		1,892	(5,036)		321
	$501,887	89%	$265,353	$825,284	38%	$599,919

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing sheet and long products steel from ferrous scrap and scrap substitutes, utilizing continuous casting and automated rolling mills, with numerous downstream processing and coating lines, as well as IDI, our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell a diverse portfolio of sheet and long products directly to end-users, steel fabricators, and service centers. These products are used in a wide variety of industry sectors, including the construction, automotive, manufacturing, transportation, heavy equipment and agriculture, and pipe and tube (including OCTG) markets. Steel operations accounted for 75% and 73% of our consolidated external net sales during the second quarter of 2018 and 2017, respectively, and 75% and 73% during the first half of 2018 and 2017, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017

Total shipments	2,733,936	13%	2,421,897	5,268,580	7%	4,903,644
Intra-segment shipments	(145,998)		(88,571)	(267,651)		(191,356)
Steel Operations Segment Shipments	2,587,938	11%	2,333,326	5,000,929	6%	4,712,288

External shipments	2,480,223	10%	2,246,569	4,807,738	6%	4,551,649

Segment Results 2018 vs. 2017

Overall domestic steel demand improved during the second quarter of 2018, with the automotive, construction and energy sectors remaining strong, while general industrial demand continued to grow. Improved steel demand and product pricing resulted in record quarterly steel shipments and earnings from expanded margins. Steel operations segment shipments increased 11% in the second quarter 2018, as compared to the same period in 2017, with long products in particular reporting strong gains over the prior year. Net sales for the steel operations increased 34% in the second quarter 2018 when compared to the same period in 2017, due primarily to an increase of $159 per ton, or 20%, in average selling prices consistent with increased steel market pricing. Our steel mill utilization rate averaged 99% for the second quarter 2018, as compared to 91% in the second quarter 2017. Net sales for the steel operations increased 23% in the first half of 2018 when compared to the same period in 2017, due primarily to an increase of $119 per ton, or 16%, in average selling prices, consistent with increased steel market demand and product pricing.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 60% of our steel operations’ manufacturing costs, excluding the operations of The Techs and Vulcan, which purchase, rather than produce, the steel they further process. Our metallic raw material cost per net ton consumed in our steel operations increased $45, or 15%, in the second quarter 2018, compared to the same period in 2017, consistent with overall increased domestic scrap pricing. In the first half of 2018, our metallic raw material cost per ton increased $51, or 18% compared to the same period in 2017.

As a result of selling prices increasing more than scrap costs, metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed) increased 24% in the second quarter 2018 compared to the second quarter 2017. Operating income for the steel operations increased 98%, to $533.5 million, in the second quarter 2018, compared to the same period in 2017, due to metal spread expansion and increased shipments. First half 2018 operating income increased 40%, to $868.1 million, compared to the first half of 2017, again due to improved metal spreads and shipping volumes.

Metals Recycling Operations Segment

Metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, and brokerage services, strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout the eastern half of the United States. In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at hundreds of locations throughout North America. Our steel mills utilize a large portion (ranging from 62% to 65% for the periods presented) of the ferrous scrap sold by OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Our metals recycling operations accounted for 14% of our consolidated external net sales during the second quarters of 2018 and 2017, and 14% and 15% during the first half of 2018 and 2017, respectively.

Metals Recycling Operations Shipments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
Ferrous metal (gross tons)
Total	1,347,016	10%	1,222,777	2,603,915	2%	2,561,376
Inter-company	(880,891)		(756,271)	(1,700,800)		(1,609,456)
External shipments	466,125	-	466,506	903,115	(5)%	951,920

Nonferrous metals (thousands of pounds)
Total	304,034	12%	270,444	575,662	4%	554,047
Inter-company	(40,306)		(39,880)	(61,161)		(70,547)
External shipments	263,728	14%	230,564	514,501	6%	483,500

Segment Results 2018 vs. 2017

Our metals recycling operations benefited from stronger domestic steel mill demand during the second quarter 2018, as overall domestic steel mill utilization was approximately 76% in the second quarter of 2018, compared to 74% in the same 2017 period. Net sales increased 27% in the second quarter 2018 as compared to the same period in 2017, driven by increased pricing and shipments for both ferrous and nonferrous metals. Ferrous scrap average selling prices increased 15% during the second quarter 2018 compared to the same period in 2017, while nonferrous average selling prices increased 12%. Nonferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) increased 12% on increased selling prices, while ferrous metal spread contracted 5%, as higher unprocessed scrap procurement costs more than offset higher selling prices. Ferrous shipments to our own steel mills increased by 16% in the second quarter 2018, compared to the same period in 2017. Metals recycling operations operating income in the second quarter 2018 of $22.6 million increased 37% from the second quarter 2017 operating income of $16.5 million, due to increased ferrous and nonferrous shipments, coupled with improved nonferrous metal spread.

Net sales for our metals recycling operations increased 16% in the first half of 2018 as compared to the same period in 2017, driven by increased pricing and shipments on continued strong domestic steel scrap demand. Ferrous scrap average selling prices increased 14% during the first half of 2018 compared to the same period in 2017, while nonferrous average selling prices increased 10%. Nonferrous metal spread increased 17% on increased selling prices, while ferrous metal spread was flat in the first half of 2018 compared to the first half of 2017. Metals recycling operations operating income in the first half of 2018 of $47.4 million increased 38% from the first half of 2017 operating income of $34.3 million, due to increased ferrous and nonferrous shipments, coupled with improved nonferrous metal spread.

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 7% of our consolidated external net sales during the second quarter and first half of 2018, and 8% during the same periods in 2017.

Segment Results 2018 vs. 2017

Net sales for the steel fabrication operations increased $19.9 million, or 10%, during the second quarter 2018, compared to the same period in 2017, as shipments increased 5%, and average selling prices increased $69 per ton, or 5%. Net sales for the segment increased $27.5 million, or 7%, during the first half of 2018, compared to the same period in 2017, as shipments increased 2%, and average selling prices increased $62 per ton, or 5%. Our steel fabrication operations continue to leverage our national operating footprint to sustain and improve market share. Market demand and order backlogs continue to be strong as our customer base remains optimistic about non-residential construction project development.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed increased by 17% in the second quarter 2018, as compared to the same period in 2017 consistent with increased selling prices discussed in the steel operations results, while average selling prices increased only 5%, with resulting metal spread (which we define as the difference between average selling prices and the cost of purchased steel) decreasing 9% on a per ton basis. Operating income decreased $6.0 million, or 30%, to $14.1 million in the second quarter 2018 compared to the same period in 2017, due to increased steel input costs outpacing price and volume increases. For the first half of 2018, operating income decreased $9.9 million, or 23%, compared to the first half of 2017, again due to increased steel input costs outpacing price and volume increases, as metal spreads decreased 4% period over period.

Other Operations

Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of our Minnesota ironmaking operations that have been idle since May 2015, and smaller joint ventures. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

Second Quarter Consolidated Results 2018 vs. 2017

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $101.0 million during the second quarter 2018 increased 3% from $98.4 million during the second quarter 2017, representing 3.3% and 4.1% of net sales, respectively. Profit sharing expense during the second quarter of 2018 of $42.3 million was nearly double the $21.3 million during the same period in 2017, consistent with increases in income before income taxes.

Interest Expense, net of Capitalized Interest.  During the second quarter 2018, interest expense decreased 7% to $31.5 million from $33.9 million during the same period in 2017, due primarily to the call and repayment of our $350.0 million 6.375% senior notes due 2022, with 4.125% senior notes due 2025 in the latter half of 2017.

Income Tax Expense.  During the second quarter 2018, our income tax expense was $112.8 million at an effective income tax rate of 23.7%, as compared to $82.4 million at an effective income tax rate of 35.0%, during the second quarter 2017. The lower effective tax rate in 2018 is due primarily to the enacted Tax Cuts and Jobs Act of 2017, signed into law in December 2017, which lowered the federal income tax rate from 35% to 21% in 2018.

First Six Months Consolidated Results 2018 vs. 2017

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $207.5 million during the first half of 2018 increased 3% from $201.4 million during the first half of 2017, representing 3.6% and 4.2% of net sales, respectively. Profit sharing expense during the first half of 2018 of $69.0 million increased 42% from the $48.5 million during the same period in 2017, consistent with increases in income before income taxes.

Interest Expense, net of Capitalized Interest.  During the first half of 2018, interest expense decreased 6% to $63.4 million from $67.8 million during the same period in 2017, due primarily to the call and repayment of our $350.0 million 6.375% senior notes due 2022, with 4.125% senior notes due 2025 in the latter half of 2017.

Income Tax Expense.  During the first half of 2018, our income tax expense was $183.3 million at an effective income tax rate of 23.8%, as compared to $188.0 million at an effective income tax rate of 34.8%, during the first half of 2017. The lower effective tax rate in 2018 is due primarily to the enacted Tax Cuts and Jobs Act of 2017, signed into law in December 2017, which lowered the federal income tax rate from 35% to 21% in 2018.

Liquidity and Capital Resources

Heartland Acquisition. In June 2018, we used $396.4 million of available cash to acquire 100% of Heartland.

Capital Resources and Long‑term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our Revolver. Our liquidity at June 30, 2018, is as follows (in thousands):

Cash and equivalents	$720,445
Short term investments	90,000
Revolver availability	1,188,139
Total liquidity	$1,998,584

Our total outstanding debt decreased $11.5 million during the first half of 2018 due to decreased revolving credit facility borrowings at one of our controlled subsidiaries. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) decreased to 39.0% at June 30, 2018, compared to 41.9% at December 31, 2017.

Our senior secured credit facility (Facility), which provides a $1.2 billion Revolver, was renewed and extended in June 2018 to extend maturity to June 2023. Subject to certain conditions, we have the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of our subsidiaries; and is secured by substantially all of our and our wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of our wholly-owned subsidiaries’ capital stock or other equity interests, and intercompany debt held by us as collateral. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions, or enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At June 30, 2018, we had $1.2 billion of availability on the Revolver, $11.9 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At June 30, 2018, our interest coverage ratio and net debt leverage ratio were 13.14:1.00 and 1.07:1.00, respectively. We were, therefore, in compliance with these covenants at June 30, 2018, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $504.0 million in the first half of 2018. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $354.0 million, excluding acquired Heartland working capital, to $2.0 billion at June 30, 2018, consistent with increases in volumes, pricing and profitability during the first half of 2018.

Capital Investments.    During the first half of 2018, we invested $105.8 million in property, plant and equipment, primarily within our steel operations segment, compared with $85.0 million invested during the same period in 2017.

Cash Dividends.    As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 21% to $0.1875 per share in the first quarter 2018 (from $0.155 per share in 2017), resulting in declared cash dividends of $88.3 million during the first half of 2018, compared to $74.7 million during the same period in 2017. We paid cash dividends of $81.1 million and $71.7 million during the first half of 2018 and 2017, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our Facility and the indentures relating to our senior notes may restrict the amount of cash dividends we can pay.

Other.  In 2016, the board of directors authorized a share repurchase program of up to $450 million of our common stock. Under the share repurchase program, purchases will take place, as and when, we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions.  The share repurchase program does not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. We acquired 2.6 million shares of our common stock for $118.4 million in the first half of 2018 pursuant to this program. See Part II Other Information, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

In our metals recycling operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At June 30, 2018, we had a cumulative unrealized gain associated with these financial contracts of $6.4 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, for which a total of $436,000 is recorded in our financial statements as of June 30, 2018.

ITEM 1A.RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended

December 31, 2017.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended
June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands) (1)
Quarter ended June 30, 2018

April 1 - 30	177,222	$44.72	177,222	$95,530
May 1 - 31	426,527	46.90	426,527	75,528
June 1 - 30	456,295	46.50	456,295	54,310
	1,060,044		1,060,044

(1)

On October 18, 2016, we announced that our board of directors had authorized a share repurchase program of up to $450.0 million of our common stock.  Our board of directors cancelled the previously authorized program with respect to which no shares had been repurchased for a number of years.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information required to be furnished pursuant to Item 4 concerning mine safety disclosure matters, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is included in Exhibit 95 to this quarterly report. There are no mine safety disclosures to report for the three months ended June 30, 2018, therefore, no Exhibit 95 is required.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Reference is made to the Exhibit Index preceding the signature page hereto, which Exhibit Index is hereby incorporated into this item.

EXHIBIT INDEX

Articles of Incorporation
3.1e*	Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., reflecting amended and replaced Article VII, made as of May 17, 2018.

Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

Other

95**	Mine Safety Disclosures.

XBRL Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

_____________________________________________________________________________________________________________

*Filed concurrently herewith

**Inapplicable for purposes of this report

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2018

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)