Form 10-Q
period 2018-09-30
STEEL DYNAMICS INC
filed 2018-11-07
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2018

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7575 West Jefferson Blvd, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 969-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (see definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

As of November 1, 2018, Registrant had 229,552,226 outstanding shares of common stock.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2018	2017
Assets	(unaudited)
Current assets
Cash and equivalents	$884,315	$1,028,649
Short term investments	115,000	-
Accounts receivable, net	1,224,477	846,415
Accounts receivable-related parties	3,713	22,422
Inventories	1,853,862	1,519,347
Other current assets	50,110	91,509
Total current assets	4,131,477	3,508,342

Property, plant and equipment, net	2,901,658	2,675,904

Intangible assets, net	236,563	256,909
Goodwill	502,900	386,893
Other assets	25,770	27,684
Total assets	$7,798,368	$6,855,732
Liabilities and Equity
Current liabilities
Accounts payable	$595,286	$473,765
Accounts payable-related parties	15,742	15,683
Income taxes payable	10,872	3,696
Accrued payroll and benefits	228,911	195,909
Accrued interest	47,967	25,533
Accrued expenses	136,111	125,138
Current maturities of long-term debt	14,776	28,795
Total current liabilities	1,049,665	868,519

Long-term debt	2,351,979	2,353,145
Deferred income taxes	398,814	305,949
Other liabilities	11,833	21,811
Total liabilities	3,812,291	3,549,424

Commitments and contingencies

Redeemable noncontrolling interests	111,240	111,240

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
265,117,573 and 265,003,133 shares issued; and 233,422,108 and 237,396,839
shares outstanding, as of September 30, 2018 and December 31, 2017, respectively	644	644
Treasury stock, at cost; 31,695,465 and 27,606,294 shares,
as of September 30, 2018 and December 31, 2017, respectively	(854,052)	(665,297)
Additional paid-in capital	1,156,556	1,141,534
Retained earnings	3,730,662	2,874,693
Accumulated other comprehensive loss	(42)	-
Total Steel Dynamics, Inc. equity	4,033,768	3,351,574
Noncontrolling interests	(158,931)	(156,506)
Total equity	3,874,837	3,195,068
Total liabilities and equity	$7,798,368	$6,855,732

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales
Unrelated parties	$3,220,891	$2,399,116	$8,902,025	$7,066,083
Related parties	2,656	44,266	15,922	136,235
Total net sales	3,223,547	2,443,382	8,917,947	7,202,318

Costs of goods sold	2,537,466	2,046,864	7,116,368	5,941,128
Gross profit	686,081	396,518	1,801,579	1,261,190

Selling, general and administrative expenses	102,614	97,056	310,076	298,422
Profit sharing	45,304	21,175	114,301	69,714
Amortization of intangible assets	6,591	7,272	20,346	22,120
Operating income	531,572	271,015	1,356,856	870,934

Interest expense, net of capitalized interest	31,560	34,177	94,968	102,019
Other (income) expense, net	(7,103)	2,526	(16,601)	(4,968)
Income before income taxes	507,115	234,312	1,278,489	773,883

Income tax expense	109,209	83,300	292,536	271,258
Net income	397,906	151,012	985,953	502,625

Net loss attributable to noncontrolling interests	469	2,246	2,422	5,383
Net income attributable to Steel Dynamics, Inc.	$398,375	$153,258	$988,375	$508,008

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$1.70	$0.64	$4.20	$2.11

Weighted average common shares outstanding	234,208	239,066	235,483	241,117

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$1.69	$0.64	$4.17	$2.09

Weighted average common shares and share equivalents outstanding	235,649	240,880	236,772	242,816

Dividends declared per share	$0.1875	$0.1550	$0.5625	$0.4650

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$397,906	$151,012	$985,953	$502,625
Other comprehensive income (loss) - net unrealized gain (loss) on cash flow hedging derivatives, net of income tax expense (benefit) of $19 and $(13)
for the three and nine months ended September 30, 2018, respectively	63	-	(42)	-
Comprehensive income	397,969	151,012	985,911	502,625

Comprehensive loss attributable to noncontrolling interests	469	2,246	2,422	5,383
Comprehensive income attributable to Steel Dynamics, Inc.	$398,438	$153,258	$988,333	$508,008

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating activities:
Net income	$397,906	$151,012	$985,953	$502,625

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	81,383	75,210	236,638	224,068
Equity-based compensation	7,978	6,875	28,860	24,558
Deferred income taxes	23,899	3,284	45,437	17,849
Other adjustments	312	8,202	197	8,055
Changes in certain assets and liabilities:
Accounts receivable	(48,024)	(36,123)	(330,307)	(193,233)
Inventories	(69,885)	(67,285)	(240,908)	(211,726)
Other assets	(6,429)	(9,528)	(7,164)	(2,014)
Accounts payable	(14,883)	44,887	100,368	133,251
Income taxes receivable/payable	(31,127)	(12,929)	55,414	5,803
Accrued expenses	79,310	62,249	49,920	38,058
Net cash provided by operating activities	420,440	225,854	924,408	547,294

Investing activities:
Purchases of property, plant and equipment	(70,668)	(42,795)	(176,477)	(127,746)
Purchases of short term investments	(35,000)	-	(125,000)	-
Proceeds from maturities of short term investments	10,000	-	10,000	-
Acquisition of business, net of cash and restricted cash acquired	(37,589)	(5,518)	(433,998)	(5,518)
Other investing activities	576	1,081	1,462	30,386
Net cash used in investing activities	(132,681)	(47,232)	(724,013)	(102,878)

Financing activities:
Issuance of current and long-term debt	110,041	450,215	327,670	501,448
Repayment of current and long-term debt	(115,039)	(294,913)	(346,162)	(331,339)
Dividends paid	(44,081)	(37,180)	(125,146)	(108,837)
Purchases of treasury stock	(74,965)	(99,085)	(193,379)	(237,154)
Other financing activities	-	(4,832)	(8,324)	(8,364)
Net cash provided by (used in) financing activities	(124,044)	14,205	(345,341)	(184,246)

Increase (decrease) in cash, cash equivalents, and restricted cash	163,715	192,827	(144,946)	260,170
Cash, cash equivalents, and restricted cash at beginning of period	726,424	915,448	1,035,085	848,105

Cash, cash equivalents, and restricted cash at end of period	$890,139	$1,108,275	$890,139	$1,108,275

Supplemental disclosure information:
Cash paid for interest	$8,643	$13,530	$70,498	$80,155
Cash paid for income taxes, net	$119,802	$93,123	$198,752	$246,793

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

Steel Operations Segment.  Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Heartland Flat Roll Division (acquired June 29, 2018), Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc., Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and numerous downstream processing and coating lines. Steel operations accounted for 77% and 73% of the company’s consolidated external net sales during the three months ended September 30, 2018 and 2017, respectively, and 75% and 73% during the nine months ended September 30, 2018 and 2017.

Metals Recycling Operations Segment. Metals recycling operations consists solely of OmniSource Corporation (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services. Metals recycling operations accounted for 12% and 14% of the company’s consolidated external net sales during the three months ended September 30, 2018 and 2017, respectively, and 14% and 15% during the nine months ended September 30, 2018 and 2017.

Steel Fabrication Operations Segment.  Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry.   Steel fabrication operations accounted for 8% and 9% of the company’s consolidated external net sales during the three months ended September 30, 2018 and 2017, respectively, and 8% during the nine months ended September 30, 2018 and 2017.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (Continued)

Goodwill.  The company’s goodwill is allocated to the following reporting units at September 30, 2018, and December 31, 2017, (in thousands):

	September 30,	December 31,
	2018	2017
Steel Operations Segment:
Columbus Flat Roll Division	$19,682	$19,682
The Techs	142,783	142,783
Heartland Flat Roll Division	118,550	-
Vulcan Threaded Products	7,824	7,824
Roanoke Bar Division	29,041	29,041
Metals Recycling Operations Segment:
OmniSource	88,095	90,638
Indiana Steel Mills	95,000	95,000
Steel Fabrication Operations Segment	1,925	1,925
	$502,900	$386,893

Heartland Flat Roll Division (Heartland) was acquired June 29, 2018 (refer to Note 2 Acquisition - Heartland), resulting in a preliminary purchase price allocation in which $118.6 million of goodwill was recorded. OmniSource goodwill decreased $2.5 million from December 31, 2017 to September 30, 2018, in recognition of the 2018 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Recently Adopted/Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, which is codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition.  FASB later issued clarifying guidance in the form of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Consideration (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contract with Customers: Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, collectively (ASC 606). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and potential uncertainty of revenue that is recognized. The company adopted ASC 606 effective January 1, 2018 using the modified retrospective approach. There was no change in the amount or timing of revenue recognized under ASC 606, or significant changes required to the company’s functions, processes or systems. See Note 3 Revenue from Contracts with Customers for disclosure required by ASC 606 and the updated accounting policy for revenue recognition.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230); which requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The company adopted the provisions of ASU 2016-18 as of January 1, 2018, retrospectively changed beginning and ending amounts reflected in the consolidated statements of cash flows for the three and nine months ended September 30, 2018 and 2017, to include restricted cash. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.8 million at September 30, 2018, $6.0 million at June 30, 2018, $6.4 million at December 31, 2017, $6.3 million at September 30, 2017, and $6.6 million at June 30, 2017 and December 31, 2016, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

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

Note 2. Acquisition - Heartland

On June 29, 2018, the company completed its acquisition of 100% of Heartland Steel Processing, LLC (formerly known as Companhia Siderurgica Nacional, LLC) (Heartland), for an initial cash purchase price of $396.4 million, plus a customary working capital transaction purchase price adjustment of $37.6 million, which was paid in September 2018. Located in Terre Haute, Indiana, Heartland produces various types of higher-margin, flat roll steel by further processing hot roll coils into pickle and oil, cold roll, and galvanized products. The acquisition will expand the company’s annual flat roll steel shipping capacity of lighter-gauge and greater width flat roll steel offerings that will broaden and diversify the company’s value-added product portfolio, and provide operational and logistics benefits to other nearby operations. Heartland’s post-acquisition operating results are reflected in the company’s financial statements in the steel operations reporting segment.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Acquisition (Continued)

The aggregate purchase price was preliminarily allocated to the opening balance sheet of Heartland as of June 29, 2018, the acquisition date. The following allocation of the purchase price (in thousands) is preliminary based on the information available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. In conjunction with the settlement of the working capital adjustment in September 2018, the net assets acquired as initially estimated and allocated at June 29, 2018, decreased $8.1 million, to $434.0 million. The accounting for the acquisition has not yet been completed because the company has not finalized the valuations of the acquired property, plant and equipment, and identifiable intangible assets, if any, including goodwill.

Current assets, net of cash acquired	$126,515
Property, plant & equipment	263,819
Intangible assets and goodwill	118,550
Total assets acquired	508,884
Liabilities assumed	74,886
Net assets acquired	$433,998

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three or nine months ended September 30, 2018 and 2017.

The following tables present a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended September 30,
	2018			2017
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$398,375	234,208	$1.70	$153,258	239,066	$0.64
Dilutive common share equivalents	-	1,441		-	1,814
Diluted earnings per share	$398,375	235,649	$1.69	$153,258	240,880	$0.64

	Nine Months Ended September 30,
	2018			2017
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$988,375	235,483	$4.20	$508,008	241,117	$2.11
Dilutive common share equivalents	-	1,289		-	1,699
Diluted earnings per share	$988,375	236,772	$4.17	$508,008	242,816	$2.09

Note 5.  Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$855,566	$675,715
Supplies	425,635	374,515
Work in progress	184,377	128,565
Finished goods	388,284	340,552
Total inventories	$1,853,862	$1,519,347

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Changes in Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands):

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss	Interests	Equity	Interests
Balances at December 31, 2017	$644	$(665,297)	$1,141,534	$2,874,693	$-	$(156,506)	$3,195,068	$111,240
Dividends declared	-	-	-	(132,116)	-	-	(132,116)	-
Noncontrolling investors, net	-	-	-	-	-	(3)	(3)	-
Share repurchases	-	(193,379)	-	-	-	-	(193,379)	-
Equity-based compensation	-	4,624	15,022	(290)	-	-	19,356	-
Net income	-	-	-	988,375	-	(2,422)	985,953	-
Other comprehensive loss, net of tax	-	-	-	-	(42)	-	(42)	-
Balances at September 30, 2018	$644	$(854,052)	$1,156,556	$3,730,662	$(42)	$(158,931)	$3,874,837	$111,240

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

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of September 30, 2018:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	2,275
Aluminum	Short	2,900
Copper	Long	7,518
Copper	Short	16,230

The following summarizes the location and amounts of the fair values reported on the company’s balance sheets as of September 30, 2018, and December 31, 2017, and gains and losses related to derivatives included in the company’s statement of income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivative instruments designated as hedges
Commodity futures	Other current assets	$418	$1,211	$3,588	$5,364

Derivative instruments not designated as hedges

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commodity futures	Other current assets	571	1,579	1,134	5,142
Total derivative instruments		$989	$2,790	$4,722	$10,506

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $3.5 million at September 30, 2018, and $5.6 million at December 31, 2017, and are reflected in other current assets in the consolidated balance sheets.

Note 7.  Derivative Financial Instruments (Continued)

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the three months ended		Hedged items in	in income on	for the three months ended
	in income on	September 30,	September 30,	fair value hedge	related hedged	September 30,	September 30,
	derivatives	2018	2017	relationships	items	2018	2017
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$(8,943)	$4,122	Firm commitments	Costs of goods sold	$5,111	$(1,711)
				Inventory	Costs of goods sold	1,753	(1,330)
Derivatives not designated						$6,864	$(3,041)
as hedging instruments
Commodity futures	Costs of goods sold	$13,803	$(10,566)

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the nine months ended		Hedged items in	in income on	for the nine months ended
	in income on	September 30,	September 30,	fair value hedge	on related	September 30,	September 30,
	derivatives	2018	2017	relationships	hedged items	2018	2017
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$1,113	$571	Firm commitments	Costs of goods sold	$1,718	$995
				Inventory	Costs of goods sold	(1,659)	179
Derivatives not designated						$59	$1,174
as hedging instruments
Commodity futures	Costs of goods sold	$19,523	$(12,528)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $5,000 and losses of $35,000 during the three-month periods ended September 30, 2018, and 2017, respectively; and losses of $10,500 and gains of $62,000 during the nine-month periods ended September 30, 2018, and 2017, respectively.  Losses excluded from hedge effectiveness testing of $2.1 million increased cost of goods sold during the three-month periods ended September 30, 2018.  Gains excluded from hedge effectiveness testing of $1.1 million decreased cost of goods sold during the three-month period ended September 30, 2017. Gains excluded from hedge effectiveness testing of $1.2 million and $1.7  million decreased cost of goods sold during the nine-month periods ended September 30, 2018, and 2017, respectively.

Derivatives accounted for as cash flow hedges resulted in net gains of $82,000 recognized in other comprehensive income for the three-month period ended September 30, 2018 and net losses of $55,000 for the nine-month period ended September 30, 2018. There were no reclassifications of gains or losses from accumulated other comprehensive income into income, nor gains or losses recognized into income during the three- or nine-month periods ended September 30, 2018, and 2017. At September 30, 2018, the company expects to reclassify $55,000 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Fair Value Measurements (Continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2018, and December 31, 2017 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Commodity futures – financial assets	$989	$-	$989	$-
Commodity futures – financial liabilities	4,722	-	4,722	-

December 31, 2017
Commodity futures – financial assets	$2,790	$-	$2,790	$-
Commodity futures – financial liabilities	10,506	-	10,506	-

The carrying amounts of financial instruments including cash and equivalents, and short term investments in certificates of deposit approximate fair value. The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available. The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.4 billion and $2.5 billion at September 30, 2018 and December 31, 2017, respectively (with a corresponding carrying amount in the consolidated balance sheet of $2.4 billion at September 30, 2018 and December 31, 2017).

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

The company’s segment results are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
September 30, 2018	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales - disaggregated revenue
External	$2,400,329	$323,611	$250,625	$110,659		$-		$3,085,224
External Non-U.S.	74,715	63,608	-	-		-		138,323
Other segments	111,582	412,795	120	1,294		(525,791)		-
	2,586,626	800,014	250,745	111,953		(525,791)		3,223,547
Operating income (loss)	573,848	14,674	13,104	(67,113)	(1)	(2,941)	(2)	531,572
Income (loss) before income taxes	557,870	13,488	11,801	(73,109)		(2,935)		507,115
Depreciation and amortization	64,088	11,491	2,941	2,863		-		81,383
Capital expenditures	57,074	11,603	1,395	596		-		70,668

As of September 30, 2018
Assets	$5,195,048	$1,019,089	$489,469	$1,204,565	(3)	$(109,803)	(4)	$7,798,368

Footnotes related to the three months ended September 30, 2018, segment results (in millions):

(1)	Corporate SG&A	$(13.8)	(2)	Gross profit decrease from intra-company sales	$(3.0)
	Company-wide equity-based compensation	(7.8)
	Profit sharing	(43.4)
	Other, net	(2.1)
		$(67.1)

(3)	Cash and equivalents	$866.1	(4)	Elimination of intra-company receivables	$(72.6)
	Short term investments	85.0		Elimination of intra-company debt	(17.2)
	Inventories	26.3		Other	(20.0)
	Property, plant and equipment, net	158.9			$(109.8)
	Intra-company debt	17.2
	Other	51.1
		$1,204.6

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
September 30, 2017	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net Sales - disaggregated revenue
External	$1,700,707	$301,422	$211,271	$101,057		$-	$2,314,457
External Non-U.S.	82,098	46,793	34	-		-	128,925
Other segments	65,321	360,982	89	116		(426,508)	-
	1,848,126	709,197	211,394	101,173		(426,508)	2,443,382
Operating income (loss)	276,547	17,624	21,862	(44,326)	(1)	(692)	271,015
Income (loss) before income taxes	255,539	16,020	20,199	(56,754)		(692)	234,312
Depreciation and amortization	57,644	12,020	2,866	2,680		-	75,210
Capital expenditures	31,654	8,589	1,524	1,028		-	42,795

Footnotes related to the three months ended September 30, 2017, segment results (in millions):

(1)	Corporate SG&A	$(12.1)
	Company-wide equity-based compensation	(6.8)
	Profit sharing	(20.2)
	Other, net	(5.2)
		$(44.3)

		Metals	Steel
For the nine months ended	Steel	Recycling	Fabrication
September 30, 2018	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net Sales - disaggregated revenue
External	$6,360,177	$1,001,267	$669,500	$326,086		$-		$8,357,030
External Non-U.S.	362,083	198,778	56	-		-		560,917
Other segments	281,828	1,236,830	788	1,565		(1,521,011)		-
	7,004,088	2,436,875	670,344	327,651		(1,521,011)		8,917,947
Operating income (loss)	1,441,904	62,027	47,039	(186,137)	(1)	(7,977)	(2)	1,356,856
Income (loss) before income taxes	1,390,074	57,458	42,898	(203,970)		(7,971)		1,278,489
Depreciation and amortization	184,998	34,602	8,785	8,253		-		236,638
Capital expenditures	137,484	27,496	5,526	5,971		-		176,477

Footnotes related to the nine months ended September 30, 2018, segment results (in millions):

(1)	Corporate SG&A	$(44.0)	(2)	Gross profit decrease from intra-company sales	$(8.0)
	Company-wide equity-based compensation	(24.8)
	Profit sharing	(109.6)
	Other, net	(7.7)
		$(186.1)

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

Condensed Consolidating Balance Sheets (in thousands)
			Combined	Consolidating	Total
As of September 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$863,917	$13,686	$6,712	$-	$884,315
Short term investments	85,000	30,000	-	-	115,000
Accounts receivable, net	382,836	1,745,801	35,404	(935,851)	1,228,190
Inventories	774,486	1,058,194	34,251	(13,069)	1,853,862
Other current assets	30,939	21,613	3,451	(5,893)	50,110
Total current assets	2,137,178	2,869,294	79,818	(954,813)	4,131,477
Property, plant and equipment, net	864,007	1,879,224	158,427	-	2,901,658
Intangible assets, net	-	236,563	-	-	236,563
Goodwill	-	502,900	-	-	502,900
Other assets, including investments in subs	3,043,057	5,905	5,535	(3,028,727)	25,770
Total assets	$6,044,242	$5,493,886	$243,780	$(3,983,540)	$7,798,368

Accounts payable	$195,810	$399,704	$86,375	$(70,861)	$611,028
Accrued expenses	283,085	283,977	9,719	(152,920)	423,861
Current maturities of long-term debt	777	1,355	44,884	(32,240)	14,776
Total current liabilities	479,672	685,036	140,978	(256,021)	1,049,665
Long-term debt	2,326,733	335	168,476	(143,565)	2,351,979
Other liabilities	(795,835)	681,043	34,562	490,877	410,647
Total liabilities	2,010,570	1,366,414	344,016	91,291	3,812,291

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	644	1,727,859	15,016	(1,742,875)	644
Treasury stock	(854,052)	-	-	-	(854,052)
Additional paid-in-capital	1,156,556	683,048	689,502	(1,372,550)	1,156,556
Retained earnings (deficit)	3,730,662	1,716,469	(757,063)	(959,406)	3,730,662
Accumulated other comprehensive loss	(138)	96	-	-	(42)
Total Steel Dynamics, Inc. equity	4,033,672	4,127,472	(52,545)	(4,074,831)	4,033,768
Noncontrolling interests	-	-	(158,931)	-	(158,931)
Total equity	4,033,672	4,127,472	(211,476)	(4,074,831)	3,874,837
Total liabilities and equity	$6,044,242	$5,493,886	$243,780	$(3,983,540)	$7,798,368

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$1,001,405	$20,441	$6,803	$-	$1,028,649
Accounts receivable, net	274,968	1,426,036	37,387	(869,554)	868,837
Inventories	685,103	752,151	91,890	(9,797)	1,519,347
Other current assets	73,748	16,005	5,962	(4,206)	91,509
Total current assets	2,035,224	2,214,633	142,042	(883,557)	3,508,342
Property, plant and equipment, net	859,419	1,618,438	198,047	-	2,675,904
Intangible assets, net	-	225,503	31,406	-	256,909
Goodwill	-	379,069	7,824	-	386,893
Other assets, including investments in subs	2,512,594	6,622	5,505	(2,497,037)	27,684
Total assets	$5,407,237	$4,444,265	$384,824	$(3,380,594)	$6,855,732

Accounts payable	$168,282	$316,676	$101,948	$(97,458)	$489,448
Accrued expenses	222,023	254,196	10,243	(136,186)	350,276
Current maturities of long-term debt	731	-	56,454	(28,390)	28,795
Total current liabilities	391,036	570,872	168,645	(262,034)	868,519
Long-term debt	2,326,466	-	169,799	(143,120)	2,353,145
Other liabilities	(661,839)	869,196	24,868	95,535	327,760
Total liabilities	2,055,663	1,440,068	363,312	(309,619)	3,549,424

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	644	1,727,859	14,908	(1,742,767)	644
Treasury stock	(665,297)	-	-	-	(665,297)
Additional paid-in-capital	1,141,534	128,076	797,196	(925,272)	1,141,534
Retained earnings (deficit)	2,874,693	1,148,262	(745,326)	(402,936)	2,874,693
Total Steel Dynamics, Inc. equity	3,351,574	3,004,197	66,778	(3,070,975)	3,351,574
Noncontrolling interests	-	-	(156,506)	-	(156,506)
Total equity	3,351,574	3,004,197	(89,728)	(3,070,975)	3,195,068
Total liabilities and equity	$5,407,237	$4,444,265	$384,824	$(3,380,594)	$6,855,732

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
September 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,304,801	$3,540,381	$144,145	$(1,765,780)	$3,223,547
Costs of goods sold	956,735	3,163,110	142,005	(1,724,384)	2,537,466
Gross profit	348,066	377,271	2,140	(41,396)	686,081
Selling, general and administrative	78,824	78,694	2,974	(5,983)	154,509
Operating income (loss)	269,242	298,577	(834)	(35,413)	531,572
Interest expense, net of capitalized interest	18,559	12,489	3,134	(2,622)	31,560
Other (income) expense, net	(7,121)	(2,292)	(306)	2,616	(7,103)
Income (loss) before income taxes and
equity in net income of subsidiaries	257,804	288,380	(3,662)	(35,407)	507,115
Income taxes	45,599	71,466	420	(8,276)	109,209
	212,205	216,914	(4,082)	(27,131)	397,906
Equity in net income of subsidiaries	186,170	-	-	(186,170)	-
Net income attributable to noncontrolling interests	-	-	469	-	469
Net income (loss) attributable to Steel Dynamics, Inc.	$398,375	$216,914	$(3,613)	$(213,301)	$398,375

For the three months ended,			Combined	Consolidating	Total
September 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$946,136	$2,641,067	$161,556	$(1,305,377)	$2,443,382
Costs of goods sold	763,310	2,402,670	157,564	(1,276,680)	2,046,864
Gross profit	182,826	238,397	3,992	(28,697)	396,518
Selling, general and administrative	51,464	74,151	4,896	(5,008)	125,503
Operating income	131,362	164,246	(904)	(23,689)	271,015
Interest expense, net of capitalized interest	18,831	14,481	3,181	(2,316)	34,177
Other (income) expense, net	2,660	(2,492)	42	2,316	2,526
Income (loss) before income taxes and
equity in net income of subsidiaries	109,871	152,257	(4,127)	(23,689)	234,312
Income taxes	35,309	55,183	1,169	(8,361)	83,300
	74,562	97,074	(5,296)	(15,328)	151,012
Equity in net income of subsidiaries	78,696	-	-	(78,696)	-
Net loss attributable to noncontrolling interests	-	-	2,246	-	2,246
Net income (loss) attributable to Steel Dynamics, Inc.	$153,258	$97,074	$(3,050)	$(94,024)	$153,258

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$3,635,571	$9,804,316	$417,450	$(4,939,390)	$8,917,947
Costs of goods sold	2,746,516	8,783,145	413,607	(4,826,900)	7,116,368
Gross profit	889,055	1,021,171	3,843	(112,490)	1,801,579
Selling, general and administrative	218,839	233,989	8,550	(16,655)	444,723
Operating income (loss)	670,216	787,182	(4,707)	(95,835)	1,356,856
Interest expense, net of capitalized interest	56,568	36,793	9,489	(7,882)	94,968
Other (income) expense, net	(18,299)	(5,612)	(565)	7,875	(16,601)
Income (loss) before income taxes and
equity in net income of subsidiaries	631,947	756,001	(13,631)	(95,828)	1,278,489
Income taxes	127,083	187,794	530	(22,871)	292,536
	504,864	568,207	(14,161)	(72,957)	985,953
Equity in net income of subsidiaries	483,511	-	-	(483,511)	-
Net loss attributable to noncontrolling interests	-	-	2,422	-	2,422
Net income (loss) attributable to Steel Dynamics, Inc.	$988,375	$568,207	$(11,739)	$(556,468)	$988,375

For the nine months ended,			Combined	Consolidating	Total
September 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,797,557	$7,827,981	$449,902	$(3,873,122)	$7,202,318
Costs of goods sold	2,241,936	7,054,938	432,657	(3,788,403)	5,941,128
Gross profit	555,621	773,043	17,245	(84,719)	1,261,190
Selling, general and administrative	164,061	226,153	15,253	(15,211)	390,256
Operating income	391,560	546,890	1,992	(69,508)	870,934
Interest expense, net of capitalized interest	55,353	44,245	9,494	(7,073)	102,019
Other (income) expense, net	(4,463)	(7,305)	(273)	7,073	(4,968)
Income (loss) before income taxes and
equity in net income of subsidiaries	340,670	509,950	(7,229)	(69,508)	773,883
Income taxes	106,036	184,891	4,651	(24,320)	271,258
	234,634	325,059	(11,880)	(45,188)	502,625
Equity in net income of subsidiaries	273,374	-	-	(273,374)	-
Net loss attributable to noncontrolling interests	-	-	5,383	-	5,383
Net income (loss) attributable to Steel Dynamics, Inc.	$508,008	$325,059	$(6,497)	$(318,562)	$508,008

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	$401,680	$505,175	$2,101	$15,452	$924,408
Net cash used in investing activities	(617,158)	(106,230)	(4,920)	4,295	(724,013)
Net cash provided by (used in) financing activities	77,165	(405,499)	2,740	(19,747)	(345,341)
Decrease in cash, cash equivalents and restricted cash	(138,313)	(6,554)	(79)	-	(144,946)
Cash, cash equivalents, and restricted cash at beginning of
period	1,002,230	20,748	12,107	-	1,035,085
Cash, cash equivalents, and restricted cash at end of period	$863,917	$14,194	$12,028	$-	$890,139

For the nine months ended,			Combined	Consolidating	Total
September 30, 2017	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$126,183	$434,450	$(17,989)	$4,650	$547,294
Net cash used in investing activities	(48,799)	(50,975)	(7,006)	3,902	(102,878)
Net cash provided by (used in) financing activities	220,346	(405,184)	9,144	(8,552)	(184,246)
Increase (decrease) in cash, cash equivalents and restricted cash	297,730	(21,709)	(15,851)	-	260,170
Cash, cash equivalents, and restricted cash at beginning of
period	767,594	54,859	25,652	-	848,105
Cash, cash equivalents, and restricted cash at end of period	$1,065,324	$33,150	$9,801	$-	$1,108,275

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

Acquisition of Heartland Flat Roll Division (Heartland)

On June 29, 2018, we completed our acquisition of 100% of Heartland Steel Processing, LLC (formerly known as Companhia Siderurgica Nacional, LLC) (Heartland), for an initial cash purchase price of $396.4 million, plus customary working capital transaction purchase price adjustments of $37.6 million, which were paid in September 2018. Located in Terre Haute, Indiana, Heartland produces various types of higher-margin, flat roll steel by further processing hot roll coils into pickle and oil, cold roll, and galvanized products. The acquisition will expand our annual flat roll steel shipping capacity of lighter-gauge and greater width flat roll steel offerings that will broaden and diversify our value-added product portfolio, and provide operational and logistics benefits to other nearby operations. Heartland’s operating results are reflected in our financial statements in the steel operations reporting segment.

Results Overview

Our consolidated results for the third quarter and first nine months of 2018 benefited from continued strong demand in each of our three operating segments. Steel operations again achieved record quarterly shipments and increased average selling prices in third quarter 2018 compared to the same quarter in 2017, resulting in record operating income. Our metals recycling operations continue to benefit from strong domestic scrap demand,  but declining nonferrous commodity prices and metal spread contraction during the third quarter 2018 resulted in reduced operating income compared to the same quarter in 2017. The non-residential construction market remained strong, resulting in record shipments and sales for our steel fabrication operations, with average selling prices continuing to rise. However, steel fabrication operations reported a decrease in operating income in third quarter 2018, compared to third quarter 2017, due to increases in steel input costs, which outpaced higher average selling prices.

Consolidated operating income increased $260.6 million, or 96%, to $531.6 million for the third quarter 2018, compared to the third quarter 2017. Third quarter 2018 net income attributable to Steel Dynamics, Inc. increased $245.1 million, or 160%, to $398.4 million, compared to the third quarter 2017, due to increased operating income along with the reduction in the effective income tax rate post tax reform to 21.5% in the third quarter 2018 from 35.6% in the third quarter 2017.

Consolidated operating income increased $485.9 million, or 56%, to $1.4 billion for the first nine months of 2018, compared to the first nine months of 2017. First nine months 2018 net income attributable to Steel Dynamics, Inc. increased $480.4 million, or 95%, to $988.4 million, compared to the first nine months of 2017, due to increased operating income along with the reduction in the effective income tax rate post tax reform to 22.9% in the first nine months 2018 from 35.1% in the first nine months of 2017.

Segment Operating Results 2018 vs. 2017 (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Change	2017	2018	% Change	2017
Net sales:
Steel Operations Segment	$2,586,626	40%	$1,848,126	$7,004,088	29%	$5,445,754
Metals Recycling Operations Segment	800,014	13%	709,197	2,436,875	15%	2,123,350
Steel Fabrication Operations Segment	250,745	19%	211,394	670,344	11%	603,511
Other	111,953	11%	101,173	327,651	16%	282,156
	3,749,338		2,869,890	10,438,958		8,454,771
Intra-company	(525,791)		(426,508)	(1,521,011)		(1,252,453)
	$3,223,547	32%	$2,443,382	$8,917,947	24%	$7,202,318

Operating income (loss):
Steel Operations Segment	$573,848	108%	$276,547	$1,441,904	61%	$895,008
Metals Recycling Operations Segment	14,674	(17)%	17,624	62,027	19%	51,968
Steel Fabrication Operations Segment	13,104	(40)%	21,862	47,039	(28)%	65,735
Other	(67,113)	(51)%	(44,326)	(186,137)	(32)%	(141,406)
	534,513		271,707	1,364,833		871,305
Intra-company	(2,941)		(692)	(7,977)		(371)
	$531,572	96%	$271,015	$1,356,856	56%	$870,934

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing sheet and long products steel from ferrous scrap and scrap substitutes, utilizing continuous casting and automated rolling mills, with numerous downstream processing and coating lines, as well as IDI, our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell a diverse portfolio of sheet and long products directly to end-users, steel fabricators, and service centers. These products are used in a wide variety of industry sectors, including the construction, automotive, manufacturing, transportation, heavy equipment and agriculture, and pipe and tube (including OCTG) markets. Steel operations accounted for 77% and 73% of our consolidated external net sales during the third quarter of 2018 and 2017, respectively, and 75% and 73% during the first nine months of 2018 and 2017, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Change	2017	2018	% Change	2017

Total shipments	2,756,920	12%	2,458,992	8,025,500	9%	7,362,636
Intra-segment shipments	(154,837)		(88,211)	(422,488)		(279,567)
Steel Operations Segment Shipments	2,602,083	10%	2,370,781	7,603,012	7%	7,083,069

External shipments	2,489,133	9%	2,279,228	7,296,871	7%	6,830,877

Segment Results 2018 vs. 2017

Overall domestic steel demand remained strong during the third quarter of 2018, driving record quarterly steel shipments and earnings from expanded margins. Steel operations segment shipments increased 10% in the third quarter 2018, as compared to the same period in 2017, with long products in particular reporting strong gains over the prior year due to improved customer demand and less import pressure primarily on structural, merchant-bar-quality and special-bar-quality products. Net sales for the steel operations increased 40% in the third quarter 2018 when compared to the same period in 2017, due to the 10% increase in shipments and an increase of $212 per ton, or 27%, in average selling prices consistent with increased steel market pricing. Our steel mill utilization rate averaged 98% for the third quarter 2018, as compared to 92% in the third quarter 2017. Net sales for the steel operations increased 29% in the first nine months of 2018 when compared to the same period in 2017, due to the 7% increase in shipments and an increase of $151 per ton, or 20%, in average selling prices, consistent with increased steel market demand and product pricing.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 60% of our steel operations’ manufacturing costs, excluding the operations of The Techs, Heartland and Vulcan, which purchase, rather than produce, the steel they further process. Our metallic raw material cost per net ton consumed in our steel operations increased $47, or 15%, in the third quarter 2018, compared to the same period in 2017, consistent with overall increased domestic scrap pricing. In the first nine months of 2018, our metallic raw material cost per ton increased $49, or 17% compared to the same period in 2017.

As a result of selling prices increasing more than scrap costs, metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed) increased 35% in the third quarter 2018 compared to the third quarter 2017. Operating income for the steel operations increased 108%, to $573.8 million, in the third quarter 2018, compared to the same period in 2017, due to metal spread expansion and increased shipments. First nine months 2018 operating income increased 61%, to $1.4 billion, compared to the first nine months of 2017, again due to improved metal spreads and shipping volumes.

Metals Recycling Operations Segment

Metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, and brokerage services, strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout the eastern half of the United States. In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at hundreds of locations throughout North America. Our steel mills utilize a large portion (ranging from 62% to 65% for the periods presented) of the ferrous scrap sold by OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Our metals recycling operations accounted for 12% and 14% of our consolidated external net sales during third quarters of 2018 and 2017, respectively, and 14% and 15% during the first nine months of 2018 and 2017, respectively.

Metals Recycling Operations Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Change	2017	2018	% Change	2017
Ferrous metal (gross tons)
Total	1,304,164	7%	1,219,582	3,908,079	3%	3,780,958
Inter-company	(844,802)		(756,899)	(2,545,602)		(2,366,355)
External shipments	459,362	(1)%	462,683	1,362,477	(4)%	1,414,603

Nonferrous metals (thousands of pounds)
Total	277,332	6%	261,716	852,994	5%	815,763
Inter-company	(38,287)		(37,316)	(99,448)		(107,863)
External shipments	239,045	7%	224,400	753,546	6%	707,900

Segment Results 2018 vs. 2017

Our metals recycling operations benefited from stronger domestic steel mill demand during the third quarter 2018, as overall domestic steel mill utilization was approximately 79% in the third quarter of 2018, compared to 75% in the same 2017 period. Net sales increased 13% in the third quarter 2018 as compared to the same period in 2017, driven by increased shipments for ferrous metals and nonferrous metals, along with increased ferrous pricing. Ferrous scrap average selling prices increased 9% during the third quarter 2018 compared to the same period in 2017, while nonferrous average selling prices decreased 2%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) decreased 10%, as higher unprocessed scrap procurement costs more than offset higher selling prices, while nonferrous metal spread increased 8%. Ferrous shipments to our own steel mills increased by 12% in the third quarter 2018, compared to the same period in 2017. Metals recycling operations operating income in the third quarter 2018 of $14.7 million decreased 17% from the third quarter 2017 operating income of $17.6 million, due to metal spread contraction more than offsetting increased shipments.

Net sales for our metals recycling operations increased 15% in the first nine months of 2018 as compared to the same period in 2017, driven by increased pricing and shipments on continued strong domestic steel scrap demand. Ferrous scrap average selling prices increased 12% during the first nine months of 2018 compared to the same period in 2017, while nonferrous average selling prices increased 6%. Nonferrous metal spread increased 14% on increased selling prices, while ferrous metal spread contracted 4% in the first nine months 2018 compared to the first nine months of 2017. Metals recycling operations operating income in the first nine months of 2018 of $62.0 million increased 19% from the first nine months 2017 operating income of $52.0 million, due to increased ferrous and nonferrous shipments, coupled with improved nonferrous metal spread.

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 8% and 9% of our consolidated external net sales during the third quarters of 2018 and 2017, respectively, and 8% during the first nine months of each year.

Segment Results 2018 vs. 2017

Net sales for the steel fabrication operations increased $39.4 million, or 19%, during the third quarter 2018, compared to the same period in 2017, as shipments increased 7%, and average selling prices increased $144 per ton, or 11%. Net sales for the segment increased $66.8 million, or 11%, during the first nine months of 2018, compared to the same period in 2017, as shipments increased 4%, and average selling prices increased $92 per ton, or 7%. Our steel fabrication operations continue to leverage our national operating footprint to sustain and improve market share. Market demand and order backlogs continue to be strong as our customer base remains optimistic about non-residential construction project development.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed increased by 27% in the third quarter 2018, as compared to the same period in 2017 consistent with increased steel selling prices discussed in the steel operations results, while average selling prices increased only 11%, with resulting metal spread (which we define as the difference between average selling prices and the cost of purchased steel) decreasing 11% on a per ton basis. Operating income decreased $8.8 million, or 40%, to $13.1 million in the third quarter 2018 compared to the same period in 2017, due to the increases in steel input costs outpacing price and volume increases. For the first nine months of 2018, operating income decreased $18.7 million, or 28%, compared to the first nine months of 2017, again due to the increases in steel input costs outpacing price and volume increases, as metal spreads decreased 6% period over period.

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

Third Quarter Consolidated Results 2018 vs. 2017

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $102.6 million during the third quarter 2018 increased 6% from $97.1 million during the third quarter 2017, representing 3.2% and 4.0% of net sales, respectively. Profit sharing expense during the third quarter of 2018 of $45.3 million was over double the $21.2 million during the same period in 2017, consistent with increases in income before income taxes.

Interest Expense, net of Capitalized Interest.  During the third quarter 2018, interest expense decreased 8% to $31.6 million from $34.2 million during the same period in 2017, due primarily to the call and repayment of our $350.0 million 6.375% senior notes due 2022, with 4.125% senior notes due 2025 in the latter half of 2017.

Income Tax Expense.  During the third quarter 2018, our income tax expense was $109.2 million at an effective income tax rate of 21.5%, as compared to $83.3 million at an effective income tax rate of 35.6%, during the third quarter 2017. The lower effective tax rate in 2018 is due primarily to the enacted Tax Cuts and Jobs Act of 2017, signed into law in December 2017, which lowered the federal income tax rate from 35% to 21% in 2018, as well as certain discrete tax benefit items realized in the third quarter of 2018.

First Nine Months Consolidated Results 2018 vs. 2017

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $310.1 million during the first nine months of 2018 increased 4% from $298.4 million during the first nine months of 2017, representing 3.5% and 4.1% of net sales, respectively. Profit sharing expense during the first nine months of 2018 of $114.3 million increased 64% from the $69.7 million during the same period in 2017, consistent with increases in income before income taxes.

Interest Expense, net of Capitalized Interest.  During the first nine months of 2018, interest expense decreased 7% to $95.0 million from $102.0 million during the same period in 2017, due primarily to the call and repayment of our $350.0 million 6.375% senior notes due 2022, with 4.125% senior notes due 2025 in the latter half of 2017.

Income Tax Expense.  During the first nine months of 2018, our income tax expense was $292.5 million at an effective income tax rate of 22.9%, as compared to $271.3 million at an effective income tax rate of 35.1%, during the first nine months of 2017. The lower effective tax rate in 2018 is due primarily to the enacted Tax Cuts and Jobs Act of 2017, signed into law in December 2017, which lowered the federal income tax rate from 35% to 21% in 2018.

Liquidity and Capital Resources

Heartland Acquisition. In June 2018, we used $396.4 million of available cash to acquire 100% of Heartland, plus customary actual working capital transaction purchase price adjustments of $37.6 million, which were paid from available cash in September 2018.

Capital Resources and Long‑term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our Revolver. Our liquidity at September 30, 2018, is as follows (in thousands):

Cash and equivalents	$884,315
Short term investments	115,000
Revolver availability	1,188,069
Total liquidity	$2,187,384

Our total outstanding debt decreased $15.2 million during the first nine months of 2018 due to decreased revolving credit facility borrowings at one of our controlled subsidiaries. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) decreased to 37.3% at September 30, 2018, compared to 41.9% at December 31, 2017, due to increases in total equity from earnings.

Our senior secured credit facility (Facility), which provides a $1.2 billion Revolver, was renewed and extended in June 2018 to extend maturity to June 2023. Subject to certain conditions, we have the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of our subsidiaries; and is secured by substantially all of our and our wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of our wholly-owned subsidiaries’ capital stock or other equity interests, and intercompany debt held by us as collateral. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions, or enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At September 30, 2018, we had $1.2 billion of availability on the Revolver, $11.9 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to consolidated LTM adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At September 30, 2018, our interest coverage ratio and net debt leverage ratio were 15.54:1.00 and 0.92:1.00, respectively. We were, therefore, in compliance with these covenants at September 30, 2018, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $924.4 million in the first nine months of 2018. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $404.6 million, excluding acquired Heartland working capital, to $2.1 billion at September 30, 2018, consistent with increases in volumes, selling prices, inventory costs, and profitability during the first nine months of 2018.

Capital Investments.    During the first nine months of 2018, we invested $176.5 million in property, plant and equipment, primarily within our steel operations segment, compared with $127.7 million invested during the same period in 2017.

Cash Dividends.    As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 21% to $0.1875 per share in the first quarter 2018 (from $0.155 per share in 2017), resulting in declared cash dividends of $132.1 million during the first nine months of 2018, compared to $111.4 million during the same period in 2017. We paid cash dividends of $125.1 million and $108.8 million during the first nine months of 2018 and 2017, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our Facility and the indentures relating to our senior notes may restrict the amount of cash dividends we can pay.

Other.  In 2016, the board of directors authorized a share repurchase program of up to $450 million of our common stock in August 2018. In September 2018, we announced that our board of directors authorized an additional share repurchase program of up to $750 million of our common stock. Under the share repurchase programs, purchases will take place, as and when, we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions.  The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. We acquired 4.3 million shares of our common stock for $193.4 million in the first nine months of 2018 pursuant to these programs, completing the 2016 $450 million program and initiating the 2018 $750 million program. See Part II Other Information, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

In our metals recycling operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At September 30, 2018, we had a cumulative unrealized loss associated with these financial contracts of $3.7 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, for which a total of $436,000 is recorded in our financial statements as of September 30, 2018.

ITEM 1A.RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended

December 31, 2017.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended
September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands)
Quarter ended September 30, 2018

July 1 - 31 (1)	199,914	$46.01	199,914	$45,111
August 1 - 31 (1)	1,024,428	44.03	1,024,428	-
September 1 - 30 (2)	450,114	45.90	450,114	729,338
	1,674,456		1,674,456

(1)	On October 18, 2016, we announced that our board of directors had authorized a share repurchase program of up to $450.0 million of our common stock. This program was completed in August 2018.
(2)	On September 4, 2018, we announced that our board of directors had authorized an additional share repurchase program of up to $750.0 million of our common stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information required to be furnished pursuant to Item 4 concerning mine safety disclosure matters, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is included in Exhibit 95 to this quarterly report. There are no mine safety disclosures to report for the three months ended September 30, 2018, therefore, no Exhibit 95 is required.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Reference is made to the Exhibit Index preceding the signature page hereto, which Exhibit Index is hereby incorporated into this item.

EXHIBIT INDEX

Articles of Incorporation
3.2d*	Amended and Restated Bylaws of Steel Dynamics, Inc., reflecting amended and replaced Section 3.2, made as of October 17, 2018.

Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

Other

95**	Mine Safety Disclosures.

XBRL Documents

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

_____________________________________________________________________________________________________________

*Filed concurrently herewith

**Inapplicable for purposes of this report

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2018

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)