Form 10-Q
period 2019-03-31
STEEL DYNAMICS INC
filed 2019-05-10
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7575 West Jefferson Blvd, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 969-3500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock voting, $0.025 par value	STLD	NASDAQ Global Select Market

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

As of May 1, 2019, Registrant had 222,245,142 outstanding shares of common stock.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2019	2018
Assets	(unaudited)
Current assets
Cash and equivalents	$791,444	$828,220
Short-term investments	173,723	228,783
Accounts receivable, net	1,141,038	1,040,220
Accounts receivable-related parties	2,357	3,536
Inventories	1,867,700	1,859,168
Other current assets	52,628	72,730
Total current assets	4,028,890	4,032,657

Property, plant and equipment, net	2,936,893	2,945,767

Intangible assets, net	263,315	270,328
Goodwill	530,716	429,645
Other assets	97,419	25,166
Total assets	$7,857,233	$7,703,563
Liabilities and Equity
Current liabilities
Accounts payable	$582,284	$536,743
Accounts payable-related parties	9,183	14,011
Income taxes payable	26,896	7,468
Accrued payroll and benefits	114,575	264,542
Accrued interest	47,955	25,526
Accrued expenses	141,239	146,613
Current maturities of long-term debt	80,958	24,234
Total current liabilities	1,003,090	1,019,137

Long-term debt	2,354,427	2,352,489
Deferred income taxes	447,087	435,838
Other liabilities	63,171	8,870
Total liabilities	3,867,775	3,816,334

Commitments and contingencies

Redeemable noncontrolling interests	139,930	111,240

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
265,552,825 and 265,822,402 shares issued; and 222,931,285 and 225,272,174
shares outstanding, as of March 31, 2019 and December 31, 2018, respectively	645	645
Treasury stock, at cost; 42,621,540 and 40,550,228 shares,
as of March 31, 2019 and December 31, 2018, respectively	(1,261,837)	(1,184,243)
Additional paid-in capital	1,160,139	1,160,048
Retained earnings	4,109,034	3,958,320
Accumulated other comprehensive income	130	301
Total Steel Dynamics, Inc. equity	4,008,111	3,935,071
Noncontrolling interests	(158,583)	(159,082)
Total equity	3,849,528	3,775,989
Total liabilities and equity	$7,857,233	$7,703,563

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018

Net sales
Unrelated parties	$2,814,486	$2,597,312
Related parties	2,949	6,563
Total net sales	2,817,435	2,603,875

Costs of goods sold	2,383,865	2,140,459
Gross profit	433,570	463,416

Selling, general and administrative expenses	111,038	106,431
Profit sharing	23,677	26,662
Amortization of intangible assets	7,013	6,926
Operating income	291,842	323,397

Interest expense, net of capitalized interest	31,122	31,896
Other (income) expense, net	(6,343)	(4,463)
Income before income taxes	267,063	295,964

Income tax expense	62,236	70,489
Net income	204,827	225,475

Net (income) loss attributable to noncontrolling interests	(499)	2,076
Net income attributable to Steel Dynamics, Inc.	$204,328	$227,551

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$0.91	$0.96

Weighted average common shares outstanding	224,058	236,623

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$0.91	$0.96

Weighted average common shares and share equivalents outstanding	224,962	237,723

Dividends declared per share	$0.2400	$0.1875

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018

Net income	$204,827	$225,475
Other comprehensive loss - net unrealized loss on cash flow
hedging derivatives, net of income tax benefit of $54
for the three months ended March 31, 2019	(171)	-
Comprehensive income	204,656	225,475

Comprehensive (income) loss attributable to noncontrolling interests	(499)	2,076
Comprehensive income attributable to Steel Dynamics, Inc.	$204,157	$227,551

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018

Operating activities:
Net income	$204,827	$225,475

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	80,174	76,135
Equity-based compensation	15,308	12,841
Deferred income taxes	12,091	9,545
Other adjustments	728	30
Changes in certain assets and liabilities:
Accounts receivable	(61,062)	(118,818)
Inventories	39,469	(80,711)
Other assets	301	(105)
Accounts payable	3,206	66,332
Income taxes receivable/payable	49,850	63,962
Accrued expenses	(163,339)	(76,751)
Net cash provided by operating activities	181,553	177,935

Investing activities:
Purchases of property, plant and equipment	(54,436)	(50,606)
Purchases of short-term investments	(49,677)	(40,000)
Proceeds from maturities of short-term investments	104,737	-
Acquisition of business, net of cash and restricted cash acquired	(93,412)	-
Other investing activities	364	229
Net cash used in investing activities	(92,424)	(90,377)

Financing activities:
Issuance of current and long-term debt	121,234	93,058
Repayment of current and long-term debt	(115,271)	(113,034)
Dividends paid	(42,239)	(36,797)
Purchases of treasury stock	(84,308)	(69,269)
Other financing activities	(5,720)	(5,180)
Net cash used in financing activities	(126,304)	(131,222)

Decrease in cash, cash equivalents, and restricted cash	(37,175)	(43,664)
Cash, cash equivalents, and restricted cash at beginning of period	834,423	1,035,085

Cash, cash equivalents, and restricted cash at end of period	$797,248	$991,421

Supplemental disclosure information:
Cash paid for interest	$8,606	$8,629
Cash paid (received) for income taxes, net	$1,839	$(1,045)

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

Steel Operations Segment.  Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Heartland Flat Roll Division, United Steel Supply (acquired 75% equity interest March 1, 2019), Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc., Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, with several downstream coating and bar processing lines. Steel operations accounted for 75% and 74% of the company’s consolidated external net sales during the three months ended March 31, 2019 and 2018, respectively.

Metals Recycling Operations Segment. Metals recycling operations consists solely of OmniSource Corporation (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services. Metals recycling operations accounted for 13% and 15% of the company’s consolidated external net sales during the three months ended March 31, 2019 and 2018, respectively.

Steel Fabrication Operations Segment.  Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry.   Steel fabrication operations accounted for 8% of the company’s consolidated external net sales during the three months ended March 31, 2019 and 2018.

Other. Other operations consists of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of smaller joint ventures, and the idle Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned/ controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling interests represent the noncontrolling owner’s proportionate share in the equity, income, or losses of the company’s majority-owned/controlled consolidated subsidiaries.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Cash and Equivalents. And Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.8 million, $6.2 million, $5.6 million, and $6.4 million at March 31, 2019, December 31, 2018, March 31, 2018, and December 31, 2017, respectively, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of the Business and Significant Accounting Policies (Continued)

Goodwill

The company’s goodwill consisted of the following reporting units at March 31, 2019, and December 31, 2018, (in thousands):

	March 31,	December 31,
	2019	2018
Steel Operations Segment
Columbus Flat Roll Division	$19,682	$19,682
The Techs	142,783	142,783
Heartland Flat Roll Division	46,143	46,143
United Steel Supply	101,918	-
Vulcan Threaded Products	7,824	7,824
Roanoke Bar Division	29,041	29,041
Metals Recycling Operations Segment – OmniSource	181,400	182,247
Steel Fabrication Operations Segment – New Millennium Building Systems	1,925	1,925
	$530,716	$429,645

The company acquired a 75% equity interest in United Steel Supply on March 1, 2019 (refer to Note 2 Acquisition – United Steel Supply, LLC), resulting in a preliminary purchase price allocation in which $101.9 million of goodwill was recorded. OmniSource goodwill decreased $847,000 from December 31, 2018 to March 31, 2019, in recognition of the 2019 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: which requires an entity to use a forward-looking expected loss model versus the current incurred loss model for most financial instruments, including accounts receivable.  This new guidance is effective for annual and interim periods beginning after December 15, 2019, but can be early adopted.  The company is currently evaluating the impact ASU 2016-13 will have in its consolidated financial statements and related disclosure.

Note 2. Acquisition – United Steel Supply, LLC

On March 1, 2019, the company purchased 75% of the equity interest of United Steel Supply, LLC (USS) for cash consideration of $93.4 million, subject to customary actual working capital purchase price adjustments. Additionally, the company has an option to purchase, and the sellers have the option to require the company to purchase, the remaining 25% equity interest of USS in the future.  Headquartered in Austin, Texas, USS is a leading distributor of painted Galvalume® flat roll steel used for roofing and siding applications, with distribution centers strategically located in Mississippi, Indiana, Arkansas, and Oregon. USS provides the company a new, complementary distribution channel and connects it to a rapidly growing industry segment with customers that do not traditionally purchase steel directly from a steel producer.  USS’s operating results from and after March 1, 2019, are reflected in the company’s financial statements in the steel operations reporting segment.

The aggregate purchase price was preliminarily allocated to the opening balance sheet of USS as of March 1, 2019. The following initial allocation of the purchase price (in thousands) is preliminary based on the information available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed.  The accounting for the acquisition has not yet been completed because the company has not finalized the valuations of the acquired assets, assumed liabilities and identifiable intangible assets, if any, including goodwill.

Current assets, net of cash acquired	$94,020
Property, plant & equipment	7,388
Intangible assets and goodwill	101,918
Total assets acquired	203,326
Liabilities assumed	81,224
Redeemable noncontrolling interest	28,690
Net cash consideration	$93,412

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3.  Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) and its subsequent corresponding updates; which established a new lease accounting model that requires lessees to recognize a right-of-use asset and related lease liability for most leases having lease terms of more than 12 months. The company adopted ASC 842 effective January 1, 2019, using the optional transition method, thereby applying the new guidance at the effective date, without retrospective application to prior periods. The company elected practical expedients permitted under the transition guidance which allowed the company to not reassess under the new standard its prior conclusions regarding lease identification and classification. The company elected to use hindsight when determining the lease term. The company also elected the short-term lease exemption, and did not recognize right-of-use assets and lease liabilities for short-term leases, those with lease commencement date terms of 12 months or less. The company recognized right-of-use assets and lease liabilities of $76.3 million, with no impact on retained earnings, in the consolidated balance sheet on   January 1, 2019, and the standard did not have a significant impact on the company’s operating results or cash flows for the three-month period ended March 31, 2019.

The company has operating leases relating principally to transportation and other equipment, and some real estate. The company determines if an arrangement contains a lease at inception, which generally occurs when the arrangement identifies a specific asset that the company has the right to direct the use of and obtain substantially all of the economic benefit from use of the identified asset. Certain of our lease agreements contain rent escalation clauses (including fixed and index-based escalations), and options to extend or terminate the lease. For purposes of calculating operating lease obligations under the standard, the company's lease terms include options to extend the lease when it is reasonably certain that the company will exercise such option. The company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is the rate of interest the company could borrow on a collateralized basis over a similar term with similar payments. Operating lease expense is recognized on a straight-line basis over the lease terms.

Operating lease right-of-use assets and lease obligations included in the consolidated balance sheet at March 31, 2019, are as follows (in thousands):

Right-of-use assets under operating leases:
Other assets - noncurrent	$72,219
Lease obligations under operating leases:
Accrued liabilities	$16,378
Other liabilities - noncurrent	56,215
$72,593

The weighted average remaining lease term for our operating leases is 6.3 years and the weighted-average discount rate is 4.00% as of

March 31, 2019. Future operating lease liabilities as of March 31, 2019, for the next five years and thereafter are as follows (in thousands):

2019 - for the remaining nine months	$14,565
2020	17,316
2021	14,165
2022	10,891
2023	7,924
Thereafter	20,503
Total undiscounted cash flows	85,364
Less imputed interest	(12,771)
Lease obligations under operating leases	$72,593

Operating and short-term lease expense included in the consolidated statement of income was $4.7 million and $4.4 million, respectively, for the three-month period ended March 31, 2019. Cash paid related to operating lease obligations was $4.8 million for the three-month period ended

March 31, 2019. Variable lease costs were not material for the three-month period ended March 31, 2019.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three months ended March 31, 2019 and 2018.

The following tables present a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019			2018
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$204,328	224,058	$0.91	$227,551	236,623	$0.96
Dilutive common share equivalents	-	904		-	1,100
Diluted earnings per share	$204,328	224,962	$0.91	$227,551	237,723	$0.96

Note 5.  Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$828,733	$810,766
Supplies	450,584	436,828
Work in progress	184,866	195,224
Finished goods	403,517	416,350
Total inventories	$1,867,700	$1,859,168

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for the three months ended

March 31, 2019 and 2018:

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss	Interests	Equity	Interests
Balances at December 31, 2018	$645	$(1,184,243)	$1,160,048	$3,958,320	$301	$(159,082)	$3,775,989	$111,240
Dividends declared	-	-	-	(53,504)	-	-	(53,504)	-
Noncontrolling investors of USS	-	-	-	-	-	-	-	28,690
Share repurchases	-	(84,308)	-	-	-	-	(84,308)	-
Equity-based compensation	-	6,714	91	(110)	-	-	6,695	-
Net income	-	-	-	204,328	-	499	204,827	-
Other comprehensive loss, net of tax	-	-	-	-	(171)	-	(171)	-
Balances at March 31, 2019	$645	$(1,261,837)	$1,160,139	$4,109,034	$130	$(158,583)	$3,849,528	$139,930

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss	Interests	Equity	Interests
Balances at December 31, 2017	$644	$(665,297)	$1,141,534	$2,874,693	$-	$(156,506)	$3,195,068	$111,240
Dividends declared	-	-	-	(44,269)	-	-	(44,269)	-
Share repurchases	-	(69,269)	-	-	-	-	(69,269)	-
Equity-based compensation	-	3,866	1,337	(71)	-	-	5,132	-
Comprehensive and net income (loss)	-	-	-	227,551	-	(2,076)	225,475	-
Balances at March 31, 2018	$644	$(730,700)	$1,142,871	$3,057,904	$-	$(158,582)	$3,312,137	$111,240

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Derivative Financial Instruments (Continued)

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of March 31, 2019:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	3,075
Aluminum	Short	5,925
Copper	Long	12,440
Copper	Short	22,759

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of March 31, 2019, and December 31, 2018, and gains and losses related to derivatives included in the company’s statement of income for the three months ended March 31, 2019 and 2018 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivative instruments designated as hedges
Commodity futures	Other current assets	$552	$2,999	$1,068	$1,837

Derivative instruments not designated as hedges
Commodity futures	Other current assets	1,480	1,559	1,752	2,053
Total derivative instruments		$2,032	$4,558	$2,820	$3,890

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $3.7 million at March 31, 2019, and $4.9 million at December 31, 2018, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the three months ended		Hedged items in	in income on	for the three months ended
	in income on	March 31,	March 31,	fair value hedge	related hedged	March 31,	March 31,
	derivatives	2019	2018	relationships	items	2019	2018
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$(1,453)	$8,516	Firm commitments	Costs of goods sold	$(1,499)	$(793)
				Inventory	Costs of goods sold	721	(2,596)
Derivatives not designated						$(778)	$(3,389)
as hedging instruments
Commodity futures	Costs of goods sold	$(4,077)	$2,756

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $1.1 million and $101,000 during the three-month periods ended March 31, 2019, and 2018, respectively. Losses excluded from hedge effectiveness testing of $2.2 million increased cost of goods sold during the three-month period ended March 31, 2019. Gains excluded from hedge effectiveness testing of $5.0 million decreased cost of goods sold during the three-month period ended March 31, 2018.

Derivatives accounted for as cash flow hedges resulted in net gains of $58,000 recognized in other comprehensive income for the three-month period ended March 31, 2019. Net gains of $283,000 were reclassified from accumulated other comprehensive three-month period ended March 31, 2019. At March 31, 2019, the company expects to reclassify $170,000 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2019, and December 31, 2018 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Short-term investments	$173,723	$	$173,723	$
Commodity futures – financial assets	2,032	-	2,032	-
Commodity futures – financial liabilities	2,820	-	2,820	-

December 31, 2018
Short-term investments	$228,783	$-	$228,783	$-
Commodity futures – financial assets	4,558	-	4,558	-
Commodity futures – financial liabilities	3,890	-	3,890	-

The carrying amounts of financial instruments including cash and equivalents approximate fair value (Level 1). The fair values of short-term investments and the commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.5 billion and $2.4 billion at March 31, 2019 and December 31, 2018, respectively (with a corresponding carrying amount in the consolidated balance sheet of $2.5 billion at March 31, 2019 and $2.4 billion at   December 31, 2018).

Note 9.  Commitments and Contingencies

The company is involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

Note 10.  Segment Information

The company’s operations are primarily organized and managed by reportable operating segments, which are steel operations, metals recycling operations, and steel fabrication operations. The segment operations are more fully described in Note 1 to the consolidated financial statements. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the consolidated financial statements. Intra‑segment sales and any related profits are eliminated in consolidation. Amounts included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of smaller joint ventures, and our idle Minnesota ironmaking operations. In addition, “Other” also includes certain unallocated corporate accounts, such as the company’s senior secured credit facility, senior notes, certain other investments and certain profit sharing expenses.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
March 31, 2019	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$2,044,491	$285,725	$228,429	$113,248		$-		$2,671,893
External Non-U.S.	80,079	65,412	51	-		-		145,542
Other segments	75,595	385,908	189	248		(461,940)		-
	2,200,165	737,045	228,669	113,496		(461,940)		2,817,435
Operating income (loss)	309,078	16,962	20,623	(56,920)	(1)	2,099		291,842
Income (loss) before income taxes	293,019	15,505	19,351	(62,696)		1,884		267,063
Depreciation and amortization	62,512	11,439	2,967	3,256		-		80,174
Capital expenditures	43,676	6,642	1,993	2,125		-		54,436

As of March 31, 2019
Assets	$5,378,536	$982,844	$407,576	$1,170,832	(2)	$(82,555)	(3)	$7,857,233

Footnotes related to the three months ended March 31, 2019, segment results (in millions):

(1)	Corporate SG&A	$(22.6)	(3)	Elimination of intra-company receivables	$(59.5)
	Company-wide equity-based compensation	(9.0)		Elimination of intra-company debt	(10.8)
	Profit sharing	(23.0)		Other	(12.3)
	Other, net	(2.3)			$(82.6)
		$(56.9)

(2)	Cash and equivalents	$756.9
	Short-term investments	153.7
	Accounts receivable	12.2
	Inventories	36.1
	Property, plant and equipment, net	152.6
	Intra-company debt	10.8
	Other	48.5
		$1,170.8

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Segment Information (Continued)

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
March 31, 2018	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$1,832,303	$329,872	$201,437	$92,471		$-	$2,456,083
External Non-U.S.	89,486	58,250	56	-		-	147,792
Other segments	59,985	364,644	210	147		(424,986)	-
	1,981,774	752,766	201,703	92,618		(424,986)	2,603,875
Operating income (loss)	334,562	24,715	19,791	(55,406)	(1)	(265)	323,397
Income (loss) before income taxes	315,805	23,005	18,457	(61,033)		(270)	295,964
Depreciation and amortization	59,141	11,558	2,898	2,538		-	76,135
Capital expenditures	38,402	6,946	2,077	3,181		-	50,606

Footnotes related to the three months ended March 31, 2018, segment results (in millions):

(1)	Corporate SG&A	$(15.7)
	Company-wide equity-based compensation	(8.5)
	Profit sharing	(25.6)
	Other, net	(5.6)
		$(55.4)

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

Condensed Consolidating Balance Sheets (in thousands)
			Combined	Consolidating	Total
As of March 31, 2019	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$755,014	$26,067	$10,363	$-	$791,444
Short-term investments	153,723	20,000	-	-	173,723
Accounts receivable, net	344,209	1,727,028	71,953	(999,795)	1,143,395
Inventories	786,300	1,010,636	84,420	(13,656)	1,867,700
Other current assets	38,977	17,243	3,331	(6,923)	52,628
Total current assets	2,078,223	2,800,974	170,067	(1,020,374)	4,028,890
Property, plant and equipment, net	870,626	1,905,151	161,116	-	2,936,893
Intangible assets, net	-	263,315	-	-	263,315
Goodwill	-	428,798	101,918	-	530,716
Other assets, including investments in subs	2,934,875	59,075	5,850	(2,902,381)	97,419
Total assets	$5,883,724	$5,457,313	$438,951	$(3,922,755)	$7,857,233

Accounts payable	$197,481	$376,400	$94,697	$(77,111)	$591,467
Accrued expenses	200,512	275,807	17,763	(163,417)	330,665
Current maturities of long-term debt	809	1,116	104,574	(25,541)	80,958
Total current liabilities	398,802	653,323	217,034	(266,069)	1,003,090
Long-term debt	2,328,859	-	166,353	(140,785)	2,354,427
Other liabilities	(852,048)	1,398,528	33,483	(69,705)	510,258
Total liabilities	1,875,613	2,051,851	416,870	(476,559)	3,867,775

Redeemable noncontrolling interests	-	-	139,930	-	139,930

Common stock	645	1,727,859	15,016	(1,742,875)	645
Treasury stock	(1,261,837)	-	-	-	(1,261,837)
Additional paid-in-capital	1,160,139	683,048	787,572	(1,470,620)	1,160,139
Retained earnings (deficit)	4,109,034	994,555	(761,854)	(232,701)	4,109,034
Accumulated other comprehensive loss	130	-	-	-	130
Total Steel Dynamics, Inc. equity	4,008,111	3,405,462	40,734	(3,446,196)	4,008,111
Noncontrolling interests	-	-	(158,583)	-	(158,583)
Total equity	4,008,111	3,405,462	(117,849)	(3,446,196)	3,849,528
Total liabilities and equity	$5,883,724	$5,457,313	$438,951	$(3,922,755)	$7,857,233

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$809,763	$13,491	$4,966	$-	$828,220
Short-term investments	198,783	30,000	-	-	228,783
Accounts receivable, net	340,439	1,635,168	26,655	(958,506)	1,043,756
Inventories	793,174	1,038,702	39,214	(11,922)	1,859,168
Other current assets	56,578	18,627	3,994	(6,469)	72,730
Total current assets	2,198,737	2,735,988	74,829	(976,897)	4,032,657
Property, plant and equipment, net	871,482	1,918,198	156,087	-	2,945,767
Intangible assets, net	-	270,328	-	-	270,328
Goodwill	-	429,645	-	-	429,645
Other assets, including investments in subs	2,862,556	5,593	5,557	(2,848,540)	25,166
Total assets	$5,932,775	$5,359,752	$236,473	$(3,825,437)	$7,703,563

Accounts payable	$209,156	$330,156	$74,353	$(62,911)	$550,754
Accrued expenses	296,528	295,668	11,171	(159,218)	444,149
Current maturities of long-term debt	793	1,355	51,079	(28,993)	24,234
Total current liabilities	506,477	627,179	136,603	(251,122)	1,019,137
Long-term debt	2,327,798	381	166,226	(141,916)	2,352,489
Other liabilities	(836,571)	1,447,464	31,791	(197,976)	444,708
Total liabilities	1,997,704	2,075,024	334,620	(591,014)	3,816,334

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	645	1,727,859	15,016	(1,742,875)	645
Treasury stock	(1,184,243)	-	-	-	(1,184,243)
Additional paid-in-capital	1,160,048	683,048	695,502	(1,378,550)	1,160,048
Retained earnings (deficit)	3,958,320	873,821	(760,823)	(112,998)	3,958,320
Accumulated other comprehensive income	301	-	-	-	301
Total Steel Dynamics, Inc. equity	3,935,071	3,284,728	(50,305)	(3,234,423)	3,935,071
Noncontrolling interests	-	-	(159,082)	-	(159,082)
Total equity	3,935,071	3,284,728	(209,387)	(3,234,423)	3,775,989
Total liabilities and equity	$5,932,775	$5,359,752	$236,473	$(3,825,437)	$7,703,563

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2019	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,124,735	$3,110,229	$171,883	$(1,589,412)	$2,817,435
Costs of goods sold	905,995	2,865,989	165,460	(1,553,579)	2,383,865
Gross profit	218,740	244,240	6,423	(35,833)	433,570
Selling, general and administrative	69,006	74,583	3,930	(5,791)	141,728
Operating income	149,734	169,657	2,493	(30,042)	291,842
Interest expense, net of capitalized interest	18,654	11,766	3,214	(2,512)	31,122
Other (income) expense, net	(7,400)	(1,377)	(292)	2,726	(6,343)
Income (loss) before income taxes and
equity in net income of subsidiaries	138,480	159,268	(429)	(30,256)	267,063
Income taxes	30,764	38,534	103	(7,165)	62,236
	107,716	120,734	(532)	(23,091)	204,827
Equity in net income of subsidiaries	96,612	-	-	(96,612)	-
Net income attributable to noncontrolling interests	-	-	(499)	-	(499)
Net income (loss) attributable to Steel Dynamics, Inc.	$204,328	$120,734	$(1,031)	$(119,703)	$204,328

For the three months ended,			Combined	Consolidating	Total
March 31, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,036,674	$2,823,129	$152,587	$(1,408,515)	$2,603,875
Costs of goods sold	819,145	2,551,620	148,630	(1,378,936)	2,140,459
Gross profit	217,529	271,509	3,957	(29,579)	463,416
Selling, general and administrative	62,927	76,952	5,597	(5,457)	140,019
Operating income (loss)	154,602	194,557	(1,640)	(24,122)	323,397
Interest expense, net of capitalized interest	18,623	12,437	3,540	(2,704)	31,896
Other (income) expense, net	(5,203)	(1,697)	(273)	2,710	(4,463)
Income (loss) before income taxes and
equity in net income of subsidiaries	141,182	183,817	(4,907)	(24,128)	295,964
Income taxes	29,746	45,720	909	(5,886)	70,489
	111,436	138,097	(5,816)	(18,242)	225,475
Equity in net income of subsidiaries	116,115	-	-	(116,115)	-
Net loss attributable to noncontrolling interests	-	-	2,076	-	2,076
Net income (loss) attributable to Steel Dynamics, Inc.	$227,551	$138,097	$(3,740)	$(134,357)	$227,551

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the three months ended,			Combined	Consolidating	Total
March 31, 2019	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$38,735	$151,815	$(4,520)	$(4,477)	$181,553
Net cash used in investing activities	(71,294)	(16,183)	(365)	(4,582)	(92,424)
Net cash provided by (used in) financing activities	(22,190)	(123,429)	10,256	9,059	(126,304)
Increase (decrease) in cash, cash equivalents and
restricted cash	(54,749)	12,203	5,371	-	(37,175)
Cash, cash equivalents, and restricted cash
at beginning of period	809,763	14,368	10,292	-	834,423
Cash, cash equivalents, and restricted cash
at end of period	$755,014	$26,571	$15,663	$-	$797,248

For the three months ended,			Combined	Consolidating	Total
March 31, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	$9,009	$149,336	$21,283	$(1,693)	$177,935
Net cash used in investing activities	(60,919)	(24,517)	(2,997)	(1,944)	(90,377)
Net cash provided by (used in) financing activities	18,920	(135,966)	(17,813)	3,637	(131,222)
Increase (decrease) in cash, cash equivalents and
restricted cash	(32,990)	(11,147)	473	-	(43,664)
Cash, cash equivalents, and restricted cash
at beginning of period	1,002,230	20,740	12,115	-	1,035,085
Cash, cash equivalents, and restricted cash
at end of period	$969,240	$9,593	$12,588	$-	$991,421

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

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth in our most recent Annual Report on Form 10-K under the headings Special Note Regarding Forward-Looking Statements and Risk Factors for the year ended December 31, 2018, in our quarterly reports on Form 10-Q, or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website, www.steeldynamics.com under “Investors – SEC Filings.”

Description of the Business

We are one of the largest domestic steel producers and metal recyclers in the United States based on current estimated steelmaking and coating capacity of approximately 13 million tons and actual metals recycling volumes. Our primary source of revenues is from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and fabrication and sale of steel joists and deck products. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations.

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

Acquisition of United Steel Supply, LLC

On March 1, 2019, we purchased 75% of the equity interest of United Steel Supply, LLC (USS) for cash consideration of $93.4 million, subject to customary actual working capital purchase price adjustments.  Additionally, w have an option to purchase, and the sellers have the option to require us to purchase, the remaining 25% equity interest of USS in the future.  Headquartered in Austin, Texas, USS is a leading distributor of painted Galvalume® flat roll steel used for roofing and siding applications, with distribution centers strategically located in Mississippi, Indiana, Arkansas, and Oregon. USS provides us a new, complementary distribution channel and connects us to a rapidly growing industry segment with customers that do not traditionally purchase steel directly from a steel producer. USS’s operating results from and after March 1, 2019, are reflected in the company’s financial statements in the steel operations reporting segment.

Results Overview

Our consolidated results for the first quarter of 2019 were constrained by a challenging market for our Butler and Columbus Flat Roll Divisions. While product pricing improved in the first quarter of 2019 compared to the same period in 2018, sheet steel shipments from our steel mills decreased, resulting in a decline in steel segment operating income. Likewise, our metals recycling operations experienced decreased operating income in the first quarter of 2019 compared to 2018 largely due to slightly lower utilization rates at our steel mills, which resulted in decreased shipments and product pricing for our ferrous metals. The non-residential construction market remained strong, with increased average selling prices outpacing higher steel input costs in our steel fabrication segment.

Consolidated operating income decreased $31.6 million, or 10%, to $291.8 million for the first quarter 2019, compared to the first quarter 2018. First quarter 2019 net income attributable to Steel Dynamics, Inc. decreased $23.2 million, or 10%, to $204.3 million, compared to the first quarter 2018, due to decreased operating income as described above.

Segment Operating Results 2019 vs. 2018 (dollars in thousands)

	Three Months Ended March 31,
	2019	% Change	2018
Net sales:
Steel Operations Segment	$2,200,165	11%	$1,981,774
Metals Recycling Operations Segment	737,045	(2)%	752,766
Steel Fabrication Operations Segment	228,669	13%	201,703
Other	113,496	23%	92,618
	3,279,375		3,028,861
Intra-company	(461,940)		(424,986)
	$2,817,435	8%	$2,603,875

Operating income (loss):
Steel Operations Segment	$309,078	(8)%	$334,562
Metals Recycling Operations Segment	16,962	(31)%	24,715
Steel Fabrication Operations Segment	20,623	4%	19,791
Other	(56,920)	(3)%	(55,406)
	289,743		323,662
Intra-company	2,099		(265)
	$291,842	(10)%	$323,397

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing sheet and long products steel from ferrous scrap and scrap substitutes, utilizing continuous casting and automated rolling mills, with numerous downstream processing and coating lines, as well as IDI, our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell a diverse portfolio of sheet and long products directly to end-users, steel fabricators, and service centers. These products are used in a wide variety of industry sectors, including the construction, automotive, manufacturing, transportation, heavy equipment and agriculture, and pipe and tube (including OCTG) markets. Steel operations accounted for 75% and 74% of our consolidated external net sales during the first quarter of 2019 and 2018, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended March 31,
	2019	% Change	2018

Total shipments	2,684,411	6%	2,534,644
Intra-segment shipments	(247,403)		(121,653)
Steel Operations Segment shipments	2,437,008	1%	2,412,991

External shipments	2,347,209	1%	2,327,515

Segment Results 2019 vs. 2018

Overall domestic steel demand remained strong during the first quarter of 2019, with continued strength in the automotive, energy and other industrial sectors. Steel operations segment shipments increased 1% in the first quarter 2019, as compared to the same period in 2018,  with the acquisitions of Heartland Flat Roll Division (June 29, 2018) and USS (March 1, 2019). Net sales for the steel operations increased 11% in the first quarter 2019 when compared to the same period in 2018, due primarily to the additions of Heartland and USS, and a 10% increase in overall steel selling prices to $899 per ton. Our steel mill utilization rate averaged 90% for the first quarter 2019, as compared to 94% in the first quarter 2018.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 60% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations increased $17, or 5%, in the first quarter 2019, compared to the same period in 2018, consistent with overall increased domestic scrap pricing.

As a result of average selling prices increasing more than scrap costs, metal spread (which we define as the difference between average selling prices and the cost of ferrous scrap consumed in our steel mills) increased 13% in the first quarter 2019 compared to the first quarter 2018. In spite of this metal spread expansion, operating income for the steel operations decreased 8%, to $309.1 million, in the first quarter 2019, compared to the same period in 2018, due primarily to decreased shipments at our Butler and Columbus Flat Roll Divisions. Imports of sheet steel into the United States began to increase in late 2018 and into the first quarter of 2019 due to historically high selling prices, presenting a headwind to our flat roll mills, as well as beginning to put downward pressure on average pricing.

Metals Recycling Operations Segment

Metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, and brokerage services, strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout the eastern half of the United States. In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at hundreds of locations throughout North America. Our steel mills utilize a large portion (increasing from 65% to 67% for the periods presented) of the ferrous scrap sold by OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Our metals recycling operations accounted for 13% and 15% of our consolidated external net sales during first quarters of 2019 and 2018, respectively.

Metals Recycling Operations Shipments:

	Three Months Ended March 31,
	2019	% Change	2018
Ferrous metal (gross tons)
Total	1,171,361	(7)%	1,256,899
Inter-company	(788,520)		(819,909)
External shipments	382,841	(12)%	436,990

Nonferrous metals (thousands of pounds)
Total	292,038	8%	271,628
Inter-company	(39,108)		(20,855)
External shipments	252,930	1%	250,773

Segment Results 2019 vs. 2018

Our metals recycling operations net sales decreased 2% during the first quarter of 2019 compared to the same period in 2018, driven primarily by decreased ferrous metals shipments and average selling prices. Ferrous shipments to our own steel mills decreased by 4% in the first quarter 2019, compared to the same period in 2018, as our steel mill utilization percentage decreased slightly from prior year. Ferrous scrap average selling prices decreased 3% during the first quarter 2019 compared to the same period in 2018, while nonferrous average selling prices increased 4%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) decreased 11%, as selling prices decreased more than unprocessed scrap procurement costs, while nonferrous metal spread decreased 3%. Metals recycling operations operating income decreased 31% to $17.0 million in the first quarter 2019 compared to the first quarter 2018 operating income of $24.7 million, due to metal spread contraction and decreased ferrous shipments.

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 8% of our consolidated external net sales during the first quarters of 2019 and 2018.

Segment Results 2019 vs. 2018

Net sales for the steel fabrication operations increased $27.0 million, or 13%, during the first quarter 2019, compared to the same period in 2018, as average selling prices increased $230 per ton, or 17%, while shipments decreased 3%. Our steel fabrication operations continue to leverage our national operating footprint to sustain market share. Market demand and order backlogs continue to be strong for non-residential construction project development; however, severe weather and other construction delays during the first quarter 2019 restricted shipments somewhat.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. While the average cost of steel consumed increased in the first quarter 2019, as compared to the same period in 2018 consistent with increased steel selling prices discussed in the steel operations results, the 17% average selling price increase was more significant. As a result, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) increased 7% in the first quarter 2019 compared to the same period in 2018. Operating income increased 4% to $20.6 million in the first quarter 2019 compared to the same period in 2018, due to the increases in metal spread more than offsetting the slight decrease in shipments.

Other Operations

First Quarter Consolidated Results 2019 vs. 2018

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $111.0 million during the first quarter 2019 increased 4% from $106.4 million during the first quarter 2018, representing 3.9% and 4.1% of net sales, respectively. Profit sharing expense during the first quarter of 2019 of $23.7 million was down 11% from the $26.7 million during the same period in 2018, consistent with decreases in income before income taxes.

Interest Expense, net of Capitalized Interest.  During the first quarter 2019, interest expense of $31.1 million was comparable to the $31.9 million during the first quarter of 2018, on consistent debt levels.

Income Tax Expense.  First quarter 2019 income tax expense of  $62.2 million at an effective income tax rate of 23.3%, is comparable to the  $70.5 million at an effective income tax rate of 23.8% during the first quarter 2018.

Liquidity and Capital Resources

Capital Resources and Long‑term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, stock repurchases, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our Revolver. Our liquidity at March 31, 2019, is as follows (in thousands):

Cash and equivalents	$791,444
Short-term investments	173,723
Revolver availability	1,188,161
Total liquidity	$2,153,328

Our total outstanding debt increased $58.7 million during the first quarter of 2019 primarily due to revolving debt assumed in conjunction with our acquisition of USS. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 37.9% at March 31, 2019, and December 31, 2018.

Our senior secured credit facility (Facility), which provides a $1.2 billion Revolver, was renewed and extended in June 2018 to extend maturity to June 2023. Subject to certain conditions, we have the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of our subsidiaries; and is secured by substantially all of our and our wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of our wholly-owned subsidiaries’ capital stock or other equity interests, and intercompany debt held by us as collateral. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions, or enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At March 31, 2019, we had $1.2 billion of availability on the Revolver, $11.8 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to LTM consolidated adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At March 31, 2019, our interest coverage ratio and net debt leverage ratio were 16.81:1.00 and 0.87:1.00, respectively. We were, therefore, in compliance with these covenants at March 31, 2019, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $181.6 million in the first quarter of 2019. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $181.7 million, excluding the effect of acquired USS working capital, to $2.1 billion at March 31, 2019, due primarily to decreased accrued expenses, as our 2018 accrued profit sharing was paid in the first quarter of 2019.

Capital Investments.    During the first quarter of 2019, we invested $54.4 million in property, plant and equipment, primarily within our steel operations segment, compared with $50.6 million invested during the same period in 2018.

Cash Dividends.    As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 28% to $0.2400 per share in the first quarter 2019 (from $0.1875 per share in 2018), resulting in declared cash dividends of $53.5 million during the first quarter of 2019, compared to $44.3 million during the same period in 2018. We paid cash dividends of $42.2 million and $36.8 million during the first quarters of 2019 and 2018, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our Facility and the indentures relating to our senior notes may restrict the amount of cash dividends we can pay.

Other.    In August 2018 our board of directors authorized a share repurchase program of up to $750 million of our common stock. Under the share repurchase program, purchases will take place, as and when, we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions.  The share repurchase program does not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. We acquired 2.3 million shares of our common stock for $84.3 million in the first quarter of 2019 pursuant to this program, leaving $314.8 million remaining available to purchase under the program. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, natural gas and its transportation services, fuel, air products, zinc, and electrodes. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of up to 5 years for physical commodity requirements and commodity transportation requirements, and for up to 13 years for air products. We utilized such “take or pay” requirements during the past three years under these contracts, except for certain air products at our idle Minnesota ironmaking operations. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process, other than certain air products related to our Minnesota ironmaking operations during the idle period. We also purchase electricity consumed at our Butler Flat Roll Division pursuant to a contract which extends through December 2020, which establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

We have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At March 31, 2019, we had a cumulative unrealized loss associated with these financial contracts of $788,000, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, for which a total of $451,000 is recorded in our financial statements as of March 31, 2019.

ITEM 1A.RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended

December 31, 2018.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended
March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands)
Quarter ended March 31, 2019

January 1 - 31 (1)	234,274	$30.19	234,274	$392,075
February 1 - 28 (1)	1,469,445	37.58	1,469,445	336,852
March 1 - 31 (1)	595,422	36.97	595,422	314,840
	2,299,141		2,299,141

(1)	On September 4, 2018, we announced that our board of directors had authorized a share purchase program of up to $750.0 million of our common stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information required to be furnished pursuant to Item 4 concerning mine safety disclosure matters, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is included in Exhibit 95 to this quarterly report. There are no mine safety disclosures to report for the three months ended March 31, 2019, therefore, no Exhibit 95 is required.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Reference is made to the Exhibit Index preceding the signature page hereto, which Exhibit Index is hereby incorporated into this item.

EXHIBIT INDEX

Articles of Incorporation

3.1

Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., reflecting all amendments thereto through May 17, 2018, incorporated herein by reference from Exhibit 3.1e to our Form 10-Q filed August 9, 2018.

3.2

Amended and Restated Bylaws of Steel Dynamics, Inc., reflecting all amendments thereto through October 17, 2018, incorporated herein by reference from Exhibit 3.2d to our Form 10-Q filed November 7, 2018.

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

May 10, 2019

STEEL DYNAMICS, INC.

By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)