Form 10-Q
period 2019-06-30
STEEL DYNAMICS INC
filed 2019-08-09
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (see definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).

(Check one):	Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻

	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No⌧

As of August 1, 2019, Registrant had 219,613,147 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2019	2018
Assets	(unaudited)
Current assets
Cash and equivalents	$972,561	$828,220
Short-term investments	114,154	228,783
Accounts receivable, net	1,069,061	1,040,220
Accounts receivable-related parties	3,818	3,536
Inventories	1,802,759	1,859,168
Other current assets	61,248	72,730
Total current assets	4,023,601	4,032,657

Property, plant and equipment, net	2,947,243	2,945,767

Intangible assets, net	256,302	270,328
Goodwill	526,462	429,645
Other assets	104,306	25,166
Total assets	$7,857,914	$7,703,563
Liabilities and Equity
Current liabilities
Accounts payable	$516,109	$536,743
Accounts payable-related parties	9,047	14,011
Income taxes payable	3,032	7,468
Accrued payroll and benefits	148,747	264,542
Accrued interest	25,509	25,526
Accrued expenses	151,161	146,613
Current maturities of long-term debt	72,131	24,234
Total current liabilities	925,736	1,019,137

Long-term debt	2,355,917	2,352,489
Deferred income taxes	457,784	435,838
Other liabilities	70,196	8,870
Total liabilities	3,809,633	3,816,334

Commitments and contingencies

Redeemable noncontrolling interests	139,930	111,240

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
265,553,499 and 265,822,402 shares issued; and 219,797,547 and 225,272,174
shares outstanding, as of June 30, 2019 and December 31, 2018, respectively	645	645
Treasury stock, at cost; 45,755,952 and 40,550,228 shares,
as of June 30, 2019 and December 31, 2018, respectively	(1,354,157)	(1,184,243)
Additional paid-in capital	1,167,505	1,160,048
Retained earnings	4,250,419	3,958,320
Accumulated other comprehensive income	78	301
Total Steel Dynamics, Inc. equity	4,064,490	3,935,071
Noncontrolling interests	(156,139)	(159,082)
Total equity	3,908,351	3,775,989
Total liabilities and equity	$7,857,914	$7,703,563

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales
Unrelated parties	$2,766,364	$3,083,822	$5,580,850	$5,681,134
Related parties	4,151	6,703	7,100	13,266
Total net sales	2,770,515	3,090,525	5,587,950	5,694,400

Costs of goods sold	2,349,349	2,438,443	4,733,214	4,578,902
Gross profit	421,166	652,082	854,736	1,115,498

Selling, general and administrative expenses	106,250	101,031	217,288	207,462
Profit sharing	22,871	42,335	46,548	68,997
Amortization of intangible assets	7,013	6,829	14,026	13,755
Operating income	285,032	501,887	576,874	825,284

Interest expense, net of capitalized interest	32,321	31,512	63,443	63,408
Other income, net	(4,249)	(5,035)	(10,592)	(9,498)
Income before income taxes	256,960	475,410	524,023	771,374

Income tax expense	60,214	112,838	122,450	183,327
Net income	196,746	362,572	401,573	588,047

Net (income) loss attributable to noncontrolling interests	(2,444)	(123)	(2,943)	1,953
Net income attributable to Steel Dynamics, Inc.	$194,302	$362,449	$398,630	$590,000

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$0.88	$1.54	$1.79	$2.50

Weighted average common shares outstanding	221,505	235,617	222,781	236,120

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$0.87	$1.53	$1.78	$2.49

Weighted average common shares and share equivalents outstanding	222,519	236,945	223,741	237,334

Dividends declared per share	$0.2400	$0.1875	$0.4800	$0.3750

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$196,746	$362,572	$401,573	$588,047
Other comprehensive loss - net unrealized loss on cash flow
hedging derivatives, net of income tax benefit	(52)	(105)	(223)	(105)
Comprehensive income	196,694	362,467	401,350	587,942

Comprehensive (income) loss attributable to noncontrolling interests	(2,444)	(123)	(2,943)	1,953
Comprehensive income attributable to Steel Dynamics, Inc.	$194,250	$362,344	$398,407	$589,895

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Operating activities:
Net income	$196,746	$362,572	$401,573	$588,047

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	80,911	79,120	161,085	155,255
Equity-based compensation	9,080	8,041	24,388	20,882
Deferred income taxes	11,550	11,993	23,641	21,538
Other adjustments	(564)	(145)	164	(115)
Changes in certain assets and liabilities:
Accounts receivable	70,624	(163,465)	9,562	(282,283)
Inventories	64,941	(90,312)	104,410	(171,023)
Other assets	7,292	(630)	7,593	(735)
Accounts payable	(58,484)	48,919	(55,278)	115,251
Income taxes receivable/payable	(36,428)	22,579	13,422	86,541
Accrued expenses	15,805	47,361	(147,534)	(29,390)
Net cash provided by operating activities	361,473	326,033	543,026	503,968

Investing activities:
Purchases of property, plant and equipment	(85,120)	(55,203)	(139,556)	(105,809)
Purchases of short-term investments	(49,465)	(50,000)	(99,142)	(90,000)
Proceeds from maturities of short-term investments	109,034	-	213,771	-
Acquisition of business, net of cash and restricted cash acquired	-	(396,409)	(93,412)	(396,409)
Other investing activities	913	657	1,277	886
Net cash used in investing activities	(24,638)	(500,955)	(117,062)	(591,332)

Financing activities:
Issuance of current and long-term debt	125,222	124,571	246,456	217,629
Repayment of current and long-term debt	(133,875)	(118,089)	(249,146)	(231,123)
Dividends paid	(53,503)	(44,268)	(95,742)	(81,065)
Purchases of treasury stock	(93,136)	(49,145)	(177,444)	(118,414)
Other financing activities	(12)	(3,144)	(5,732)	(8,324)
Net cash used in financing activities	(155,304)	(90,075)	(281,608)	(221,297)

Increase (decrease) in cash, cash equivalents, and restricted cash	181,531	(264,997)	144,356	(308,661)
Cash, cash equivalents, and restricted cash at beginning of period	797,248	991,421	834,423	1,035,085

Cash, cash equivalents, and restricted cash at end of period	$978,779	$726,424	$978,779	$726,424

Supplemental disclosure information:
Cash paid for interest	$53,981	$53,226	$62,587	$61,855
Cash paid for income taxes, net	$84,516	$79,995	$86,355	$78,950

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

Steel Operations Segment. Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Heartland Flat Roll Division, United Steel Supply (acquired 75% equity interest March 1, 2019), Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc., Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, with several downstream coating and bar processing lines. Steel operations accounted for 76% and 75% of the company’s consolidated external net sales during the three and six-month periods ended June 30, 2019 and 2018, respectively.

Metals Recycling Operations Segment. Metals recycling operations consists solely of OmniSource, LLC (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services. Metals recycling operations accounted for 12% and 14% of the company’s consolidated external net sales during the three and six-month periods ended June 30, 2019 and 2018, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 9% and 7% of the company’s consolidated external net sales during the three-month periods ended June 30, 2019 and 2018, respectively, and 8% and 7% of the company’s consolidated external net sales during the six-month periods ended June 30, 2019 and 2018, respectively.

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

Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned/controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling interests represent the noncontrolling owner’s proportionate share in the equity, income, or losses of the company’s majority-owned/controlled consolidated subsidiaries.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies (Continued)

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $6.2 million, $5.8 million, $6.2 million, $6.0 million, $5.6 million, and $6.4 million at June 30, 2019, March 31, 2019, December 31, 2018, June 30, 2018, March 31, 2018 and December 31, 2017, respectively, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following reporting units at June 30, 2019, and December 31, 2018, (in thousands):

	June 30,	December 31,
	2019	2018
Steel Operations Segment
Columbus Flat Roll Division	$19,682	$19,682
The Techs	142,783	142,783
Heartland Flat Roll Division	46,143	46,143
United Steel Supply	98,512	-
Vulcan Threaded Products	7,824	7,824
Roanoke Bar Division	29,041	29,041
Metals Recycling Operations Segment – OmniSource	180,552	182,247
Steel Fabrication Operations Segment – New Millennium Building Systems	1,925	1,925
	$526,462	$429,645

The company acquired a 75% equity interest in United Steel Supply on March 1, 2019 (refer to Note 2 Acquisition – United Steel Supply, LLC), resulting in a preliminary purchase price allocation in which $98.5 million of goodwill has been recorded. OmniSource goodwill decreased $1.7 million from December 31, 2018 to June 30, 2019, in recognition of the 2019 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Acquisition – United Steel Supply, LLC (Continued)

The aggregate purchase price was preliminarily allocated to the opening balance sheet of USS as of March 1, 2019. The following initial allocation of the purchase price (in thousands) is preliminary based on the information available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The accounting for the acquisition has not yet been completed because the company has not finalized the working capital purchase price adjustment or valuations of the acquired assets, assumed liabilities and identifiable intangible assets, if any, including goodwill.

p
	Current assets, net of cash acquired	$94,156
	Property, plant & equipment	7,388
	Intangible assets and goodwill	98,512
	Total assets acquired	200,056
	Liabilities assumed	77,954
	Redeemable noncontrolling interest	28,690
	Net cash consideration	$93,412

Note 3. Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) and its subsequent corresponding updates; which established a new lease accounting model that requires lessees to recognize a right-of-use asset and related lease liability for most leases having lease terms of more than 12 months. The company adopted ASC 842 effective January 1, 2019, using the optional transition method, thereby applying the new guidance at the effective date, without retrospective application to prior periods. The company elected practical expedients permitted under the transition guidance which allowed the company to not reassess under the new standard its prior conclusions regarding lease identification and classification. The company elected to use hindsight when determining the lease term. The company also elected the short-term lease exemption, and did not recognize right-of-use assets and lease liabilities for short-term leases, those with lease commencement date terms of 12 months or less. The company recognized right-of-use assets and lease liabilities of $76.3 million, with no impact on retained earnings, in the consolidated balance sheet on January 1, 2019, and the standard did not have a significant impact on the company’s operating results or cash flows for the three and six-month periods ended June 30, 2019.

The company has operating leases relating principally to transportation and other equipment, and some real estate. The company determines if an arrangement contains a lease at inception, which generally occurs when the arrangement identifies a specific asset that the company has the right to direct the use of and obtain substantially all of the economic benefit from use of the identified asset. Certain of our lease agreements contain rent escalation clauses (including fixed and index-based escalations), and options to extend or terminate the lease. For purposes of calculating operating lease obligations under the standard, the company’s lease terms include options to extend the lease when it is reasonably certain that the company will exercise such option. The company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is the rate of interest the company could borrow on a collateralized basis over a similar term with similar payments. Operating lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets and lease obligations included in the consolidated balance sheet at June 30, 2019, are as follows (in thousands):

Right of use assets under operating leases:
Other assets - noncurrent	$77,868
Lease obligations under operating leases:
Accrued liabilities	$17,405
Other liabilities - noncurrent	60,751
$78,156

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Leases (Continued)

The weighted average remaining lease term for our operating leases is 6.4 years and the weighted-average discount rate is 4.0% as of June 30, 2019. Future operating lease liabilities as of June 30, 2019, for the next five years and thereafter are as follows (in thousands):

2019 - for the remaining six months	$10,285
2020	18,986
2021	16,086
2022	12,551
2023	9,494
Thereafter	21,809
Total undiscounted cash flows	89,211
Less imputed interest	(11,055)
Lease obligations under operating leases	$78,156

Operating lease expense included in the consolidated statements of income was $5.1 million and $9.8 million for the three and six-month periods ended June 30, 2019, respectively. Cash paid related to operating lease obligations was $5.1 million and $9.9 million for the three and six-month periods ended June 30, 2019, respectively. Variable lease costs were not material for the three and six-month periods ended June 30, 2019. Short-term lease expense included in the consolidated statements of income was $5.4 million and $9.8 million for the three and six-month periods ended June 30, 2019, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the three and six-month periods ended June 30, 2019 were $9.9 million.

Note 4. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three and six-month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019			2018
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$194,302	221,505	$0.88	$362,449	235,617	$1.54
Dilutive common share equivalents	-	1,014		-	1,328
Diluted earnings per share	$194,302	222,519	$0.87	$362,449	236,945	$1.53

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Earnings Per Share (Continued)

	Six Months Ended June 30,
	2019			2018
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$398,630	222,781	$1.79	$590,000	236,120	$2.50
Dilutive common share equivalents	-	960		-	1,214
Diluted earnings per share	$398,630	223,741	$1.78	$590,000	237,334	$2.49

Note 5. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$784,415	$810,766
Supplies	471,957	436,828
Work in progress	149,580	195,224
Finished goods	396,807	416,350
Total inventories	$1,802,759	$1,859,168

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for the three and six-month periods ended June 30, 2019 and 2018:

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss	Interests	Equity	Interests
Balances at December 31, 2018	$645	$(1,184,243)	$1,160,048	$3,958,320	$301	$(159,082)	$3,775,989	$111,240
Dividends declared	-	-	-	(53,504)	-	-	(53,504)	-
Noncontrolling investors of USS	-	-	-	-	-	-	-	28,690
Share repurchases	-	(84,308)	-	-	-	-	(84,308)	-
Equity-based compensation	-	6,714	91	(110)	-	-	6,695	-
Net income	-	-	-	204,328	-	499	204,827	-
Other comprehensive loss, net of tax	-	-	-	-	(171)	-	(171)	-
Balances at March 31, 2019	645	(1,261,837)	1,160,139	4,109,034	130	(158,583)	3,849,528	139,930
Dividends declared	-	-	-	(52,751)	-	-	(52,751)	-
Share repurchases	-	(93,136)	-	-	-	-	(93,136)	-
Equity-based compensation	-	816	7,366	(166)	-	-	8,016	-
Net income	-	-	-	194,302	-	2,444	196,746	-
Other comprehensive loss, net of tax	-	-	-	-	(52)	-	(52)	-
Balances at June 30, 2019	$645	$(1,354,157)	$1,167,505	$4,250,419	$78	$(156,139)	$3,908,351	$139,930

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss	Interests	Equity	Interests
Balances at December 31, 2017	$644	$(665,297)	$1,141,534	$2,874,693	$-	$(156,506)	$3,195,068	$111,240
Dividends declared	-	-	-	(44,269)	-	-	(44,269)	-
Share repurchases	-	(69,269)	-	-	-	-	(69,269)	-
Equity-based compensation	-	3,866	1,337	(71)	-	-	5,132	-
Comprehensive and net income (loss)	-	-	-	227,551	-	(2,076)	225,475	-
Balances at March 31, 2018	644	(730,700)	1,142,871	3,057,904	-	(158,582)	3,312,137	111,240
Dividends declared	-	-	-	(44,080)	-	-	(44,080)	-
Noncontrolling investors, net	-	-	-	-	-	(3)	(3)	-
Share repurchases	-	(49,145)	-	-	-	-	(49,145)	-
Equity-based compensation	-	757	6,496	(110)	-	-	7,143	-
Net income	-	-	-	362,449	-	123	362,572	-
Other comprehensive loss, net of tax	-	-	-	-	(105)	-	(105)	-
Balances at June 30, 2018	$644	$(779,088)	$1,149,367	$3,376,163	$(105)	$(158,462)	$3,588,519	$111,240

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. The company utilizes derivative instruments to mitigate commodity margin risk, and occasionally to mitigate foreign currency exchange rate risk or interest rate fluctuation risk. The company routinely enters into forward exchange traded futures and option contracts to manage the price risk associated with nonferrous metals inventory as well as purchases and sales of nonferrous and ferrous metals (primarily aluminum and copper). The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements.

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of June 30, 2019:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	2,450
Aluminum	Short	4,500
Copper	Long	17,758
Copper	Short	28,123

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of June 30, 2019, and December 31, 2018, and gains and losses related to derivatives included in the company’s statement of income for the three and six-month periods ended June 30, 2019 and 2018 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivative instruments designated as hedges
Commodity futures	Other current assets	$1,479	$2,999	$1,473	$1,837

Derivative instruments not designated as hedges
Commodity futures	Other current assets	3,946	1,559	4,172	2,053
Total derivative instruments		$5,425	$4,558	$5,645	$3,890

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $4.8 million at June 30, 2019, and $4.9 million at December 31, 2018, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the three months ended		Hedged items in	in income on	for the three months ended
	in income on	June 30,	June 30,	fair value hedge	related hedged	June 30,	June 30,
	derivatives	2019	2018	relationships	items	2019	2018
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$591	$1,540	Firm commitments	Costs of goods sold	$1,415	$(2,600)
				Inventory	Costs of goods sold	(294)	(816)
Derivatives not designated						$1,121	$(3,416)
as hedging instruments
Commodity futures	Costs of goods sold	$5,487	$2,969

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Derivative Financial Instruments (Continued)

		Amount of gain (loss) recognized			Location of gain	Amount of gain (loss) recognized
	Location of gain	in income on derivatives			(loss) recognized	in income on related hedged items
	(loss) recognized	for the six months ended		Hedged items in	in income on	for the six months ended
	in income on	June 30,	June 30,	fair value hedge	related hedged	June 30,	June 30,
	derivatives	2019	2018	relationships	items	2019	2018
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$(862)	$10,056	Firm commitments	Costs of goods sold	$(84)	$(3,393)
				Inventory	Costs of goods sold	427	(3,412)
Derivatives not designated						$343	$(6,805)
as hedging instruments
Commodity futures	Costs of goods sold	$1,410	$5,720

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $1.2 million and losses of $117,000 during the three-month periods ended June 30, 2019, and 2018, respectively; and gains of $32,000 and losses of $16,000 during the six-month periods ended June 30, 2019, and 2018, respectively. Gains excluded from hedge effectiveness testing of $1.7 million decreased cost of goods sold during the three-month period ended June 30, 2019 and losses of $1.8 million increased the cost of goods sold during the three-month period ended June 30, 2018. Losses excluded from hedge effectiveness testing of $519,000 increased cost of goods sold during the six-month period ended June 30, 2019 and gains of $3.3 million decreased the cost of goods sold during the six-month period ended June 30, 2018.

Derivatives accounted for as cash flow hedges resulted in net gains of $88,000 and net losses of $138,000 recognized in other comprehensive income for the three-month periods ended June 30, 2019, and 2018, respectively; and net gains of $147,000 and net losses of $138,000 for the six-month periods ended June 30, 2019 and 2018, respectively. Net gains of $157,000 and $440,000 were reclassified from accumulated other comprehensive income for the three and six-month periods ended June 30, 2019. At June 30, 2019, the company expects to reclassify $102,000 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts.

Note 8. Fair Value Measurements

FASB accounting standards provide a comprehensive framework for measuring fair value and sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

●	Level 1—Unadjusted quoted prices for identical assets and liabilities in active markets;
●	Level 2—Quoted prices for similar assets and liabilities in active markets (other than those included in Level 1) which are observable for the asset or liability, either directly or indirectly; and
●	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Fair Value Measurements (Continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2019, and December 31, 2018 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Short-term investments	$114,154	$	$114,154	$
Commodity futures – financial assets	5,425	-	5,425	-
Commodity futures – financial liabilities	5,645	-	5,645	-

December 31, 2018
Short-term investments	$228,783	$-	$228,783	$-
Commodity futures – financial assets	4,558	-	4,558	-
Commodity futures – financial liabilities	3,890	-	3,890	-

The carrying amounts of financial instruments including cash and equivalents approximate fair value (Level 1). The fair values of short-term investments and the commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.5 billion and $2.4 billion at June 30, 2019 and December 31, 2018, respectively (with a corresponding carrying amount in the consolidated balance sheet of $2.5 billion at June 30, 2019 and $2.4 billion at December 31, 2018).

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Segment Information (Continued)

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
June 30, 2019	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$2,040,756	$262,826	$240,439	$99,641		$-		$2,643,662
External Non-U.S.	65,595	60,273	985	-		-		126,853
Other segments	81,834	333,667	-	121		(415,622)		-
	2,188,185	656,766	241,424	99,762		(415,622)		2,770,515
Operating income (loss)	291,411	7,619	30,664	(49,153)	(1)	4,491	(2)	285,032
Income (loss) before income taxes	274,155	6,500	29,466	(57,438)		4,277		256,960
Depreciation and amortization	63,150	11,525	2,974	3,262		-		80,911
Capital expenditures	43,575	12,173	3,019	26,353		-		85,120

As of June 30, 2019
Assets	$5,217,650	$987,702	$418,023	$1,307,873	(3)	$(73,334)	(4)	$7,857,914

Footnotes related to the three months ended June 30, 2019, segment results (in millions):

(1)	Corporate SG&A	$(18.0)	(2)	Gross profit increase from intra-company sales	$4.5
	Company-wide equity-based compensation	(8.4)
	Profit sharing	(21.3)
	Other, net	(1.5)
		$(49.2)

(3)	Cash and equivalents	$916.5	(4)	Elimination of intra-company receivables	$(57.2)
	Short-term investments	109.2		Elimination of intra-company debt	(8.3)
	Accounts receivable	6.0		Other	(7.8)
	Inventories	35.1			$(73.3)
	Property, plant and equipment, net	176.5
	Intra-company debt	8.3
	Other	56.3
		$1,307.9

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
June 30, 2018	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$2,127,545	$347,784	$217,438	$122,956		$-		$2,815,723
External Non-U.S.	197,882	76,920	-	-		-		274,802
Other segments	110,261	459,391	458	124		(570,234)		-
	2,435,688	884,095	217,896	123,080		(570,234)		3,090,525
Operating income (loss)	533,494	22,638	14,144	(63,618)	(1)	(4,771)	(2)	501,887
Income (loss) before income taxes	516,399	20,965	12,640	(69,828)		(4,766)		475,410
Depreciation and amortization	61,769	11,553	2,946	2,852		-		79,120
Capital expenditures	42,008	8,947	2,054	2,194		-		55,203

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Segment Information (Continued)

Footnotes related to the three months ended June 30, 2018, segment results (in millions):

(1)	Corporate SG&A	$(14.5)	(2)	Gross profit decrease from intra-company sales	$(4.8)
	Company-wide equity-based compensation	(8.5)
	Profit sharing	(40.6)
		$(63.6)

		Metals	Steel
For the six months ended	Steel	Recycling	Fabrication
June 30, 2019	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$4,085,247	$548,551	$468,868	$212,889		$-		$5,315,555
External Non-U.S.	145,674	125,685	1,036	-		-		272,395
Other segments	157,429	719,575	189	369		(877,562)		-
	4,388,350	1,393,811	470,093	213,258		(877,562)		5,587,950
Operating income (loss)	600,489	24,581	51,287	(106,073)	(1)	6,590	(2)	576,874
Income (loss) before income taxes	567,174	22,005	48,817	(120,134)		6,161		524,023
Depreciation and amortization	125,662	22,964	5,941	6,518		-		161,085
Capital expenditures	87,251	18,815	5,012	28,478		-		139,556

Footnotes related to the six months ended June 30, 2019, segment results (in millions):

(1)	Corporate SG&A	$(40.6)	(2)	Gross profit increase from intra-company sales	$6.6
	Company-wide equity-based compensation	(17.4)
	Profit sharing	(44.3)
	Other, net	(3.8)
		$(106.1)

		Metals	Steel
For the six months ended	Steel	Recycling	Fabrication
June 30, 2018	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$3,959,848	$677,656	$418,875	$215,427		$-		$5,271,806
External Non-U.S.	287,368	135,170	56	-		-		422,594
Other segments	170,246	824,035	668	271		(995,220)		-
	4,417,462	1,636,861	419,599	215,698		(995,220)		5,694,400
Operating income (loss)	868,056	47,353	33,935	(119,024)	(1)	(5,036)	(2)	825,284
Income (loss) before income taxes	832,204	43,970	31,097	(130,861)		(5,036)		771,374
Depreciation and amortization	120,910	23,111	5,844	5,390		-		155,255
Capital expenditures	80,410	15,893	4,131	5,375		-		105,809

Footnotes related to the six months ended June 30, 2018, segment results (in millions):

(1)	Corporate SG&A	$(30.2)	(2)	Gross profit decrease from intra-company sales	$(5.0)
	Company-wide equity-based compensation	(17.0)
	Profit sharing	(66.2)
	Other, net	(5.6)
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

Condensed Consolidating Balance Sheets (in thousands)
			Combined	Consolidating	Total
As of June 30, 2019	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$914,541	$50,670	$7,350	$-	$972,561
Short-term investments	109,154	5,000	-	-	114,154
Accounts receivable, net	324,548	1,696,820	70,968	(1,019,457)	1,072,879
Inventories	748,921	977,754	87,342	(11,258)	1,802,759
Other current assets	46,197	18,698	3,754	(7,401)	61,248
Total current assets	2,143,361	2,748,942	169,414	(1,038,116)	4,023,601
Property, plant and equipment, net	883,970	1,902,632	160,641	-	2,947,243
Intangible assets, net	-	256,302	-	-	256,302
Goodwill	-	427,950	98,512	-	526,462
Other assets, including investments in subs	2,838,285	65,100	6,800	(2,805,879)	104,306
Total assets	$5,865,616	$5,400,926	$435,367	$(3,843,995)	$7,857,914

Accounts payable	$174,596	$331,110	$88,182	$(68,732)	$525,156
Accrued expenses	180,887	296,932	20,068	(169,438)	328,449
Current maturities of long-term debt	826	1,165	93,176	(23,036)	72,131
Total current liabilities	356,309	629,207	201,426	(261,206)	925,736
Long-term debt	2,329,916	-	170,842	(144,841)	2,355,917
Other liabilities	(885,161)	1,244,276	33,352	135,513	527,980
Total liabilities	1,801,064	1,873,483	405,620	(270,534)	3,809,633

Redeemable noncontrolling interests	-	-	139,930	-	139,930

Common stock	645	1,727,859	15,016	(1,742,875)	645
Treasury stock	(1,354,157)	-	-	-	(1,354,157)
Additional paid-in-capital	1,167,505	683,048	787,572	(1,470,620)	1,167,505
Retained earnings (deficit)	4,250,419	1,116,598	(756,632)	(359,966)	4,250,419
Accumulated other comprehensive loss	140	(62)	-	-	78
Total Steel Dynamics, Inc. equity	4,064,552	3,527,443	45,956	(3,573,461)	4,064,490
Noncontrolling interests	-	-	(156,139)	-	(156,139)
Total equity	4,064,552	3,527,443	(110,183)	(3,573,461)	3,908,351
Total liabilities and equity	$5,865,616	$5,400,926	$435,367	$(3,843,995)	$7,857,914

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$809,763	$13,491	$4,966	$-	$828,220
Short-term investments	198,783	30,000	-	-	228,783
Accounts receivable, net	340,439	1,635,168	26,655	(958,506)	1,043,756
Inventories	793,174	1,038,702	39,214	(11,922)	1,859,168
Other current assets	56,578	18,627	3,994	(6,469)	72,730
Total current assets	2,198,737	2,735,988	74,829	(976,897)	4,032,657
Property, plant and equipment, net	871,482	1,918,198	156,087	-	2,945,767
Intangible assets, net	-	270,328	-	-	270,328
Goodwill	-	429,645	-	-	429,645
Other assets, including investments in subs	2,862,556	5,593	5,557	(2,848,540)	25,166
Total assets	$5,932,775	$5,359,752	$236,473	$(3,825,437)	$7,703,563

Accounts payable	$209,156	$330,156	$74,353	$(62,911)	$550,754
Accrued expenses	296,528	295,668	11,171	(159,218)	444,149
Current maturities of long-term debt	793	1,355	51,079	(28,993)	24,234
Total current liabilities	506,477	627,179	136,603	(251,122)	1,019,137
Long-term debt	2,327,798	381	166,226	(141,916)	2,352,489
Other liabilities	(836,571)	1,447,464	31,791	(197,976)	444,708
Total liabilities	1,997,704	2,075,024	334,620	(591,014)	3,816,334

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	645	1,727,859	15,016	(1,742,875)	645
Treasury stock	(1,184,243)	-	-	-	(1,184,243)
Additional paid-in-capital	1,160,048	683,048	695,502	(1,378,550)	1,160,048
Retained earnings (deficit)	3,958,320	873,821	(760,823)	(112,998)	3,958,320
Accumulated other comprehensive income	301	-	-	-	301
Total Steel Dynamics, Inc. equity	3,935,071	3,284,728	(50,305)	(3,234,423)	3,935,071
Noncontrolling interests	-	-	(159,082)	-	(159,082)
Total equity	3,935,071	3,284,728	(209,387)	(3,234,423)	3,775,989
Total liabilities and equity	$5,932,775	$5,359,752	$236,473	$(3,825,437)	$7,703,563

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
June 30, 2019	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,097,010	$3,016,389	$233,907	$(1,576,791)	$2,770,515
Costs of goods sold	908,232	2,772,874	214,487	(1,546,244)	2,349,349
Gross profit	188,778	243,515	19,420	(30,547)	421,166
Selling, general and administrative	61,028	72,576	8,134	(5,604)	136,134
Operating income	127,750	170,939	11,286	(24,943)	285,032
Interest expense, net of capitalized interest	19,448	11,805	3,623	(2,555)	32,321
Other income, net	(4,958)	(1,795)	(265)	2,769	(4,249)
Income before income taxes and
equity in net income of subsidiaries	113,260	160,929	7,928	(25,157)	256,960
Income taxes	27,033	38,885	264	(5,968)	60,214
	86,227	122,044	7,664	(19,189)	196,746
Equity in net income of subsidiaries	108,075	-	-	(108,075)	-
Net income attributable to noncontrolling interests	-	-	(2,444)	-	(2,444)
Net income attributable to Steel Dynamics, Inc.	$194,302	$122,044	$5,220	$(127,264)	$194,302

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Condensed Consolidating Information (Continued)

For the three months ended,			Combined	Consolidating	Total
June 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,294,096	$3,405,216	$156,308	$(1,765,095)	$3,090,525
Costs of goods sold	970,636	3,038,284	153,104	(1,723,581)	2,438,443
Gross profit	323,460	366,932	3,204	(41,514)	652,082
Selling, general and administrative	77,088	75,923	2,400	(5,216)	150,195
Operating income (loss)	246,372	291,009	804	(36,298)	501,887
Interest expense, net of capitalized interest	19,386	11,593	3,089	(2,556)	31,512
Other income, net	(5,975)	(1,595)	(13)	2,548	(5,035)
Income (loss) before income taxes and
equity in net income of subsidiaries	232,961	281,011	(2,272)	(36,290)	475,410
Income taxes (benefit)	51,738	69,910	(101)	(8,709)	112,838
	181,223	211,101	(2,171)	(27,581)	362,572
Equity in net income of subsidiaries	181,226	-	-	(181,226)	-
Net income attributable to noncontrolling interests	-	-	(123)	-	(123)
Net income (loss) attributable to Steel Dynamics, Inc.	$362,449	$211,101	$(2,294)	$(208,807)	$362,449

For the six months ended,			Combined	Consolidating	Total
June 30, 2019	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,221,745	$6,126,618	$405,790	$(3,166,203)	$5,587,950
Costs of goods sold	1,814,227	5,638,863	379,947	(3,099,823)	4,733,214
Gross profit	407,518	487,755	25,843	(66,380)	854,736
Selling, general and administrative	130,034	147,159	12,064	(11,395)	277,862
Operating income	277,484	340,596	13,779	(54,985)	576,874
Interest expense, net of capitalized interest	38,102	23,571	6,837	(5,067)	63,443
Other income, net	(12,358)	(3,172)	(557)	5,495	(10,592)
Income before income taxes and
equity in net income of subsidiaries	251,740	320,197	7,499	(55,413)	524,023
Income taxes	57,797	77,419	367	(13,133)	122,450
	193,943	242,778	7,132	(42,280)	401,573
Equity in net income of subsidiaries	204,687	-	-	(204,687)	-
Net income attributable to noncontrolling interests	-	-	(2,943)	-	(2,943)
Net income attributable to Steel Dynamics, Inc.	$398,630	$242,778	$4,189	$(246,967)	$398,630

For the six months ended,			Combined	Consolidating	Total
June 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$2,330,770	$6,263,935	$273,305	$(3,173,610)	$5,694,400
Costs of goods sold	1,789,781	5,620,035	271,602	(3,102,516)	4,578,902
Gross profit	540,989	643,900	1,703	(71,094)	1,115,498
Selling, general and administrative	140,015	155,295	5,576	(10,672)	290,214
Operating income (loss)	400,974	488,605	(3,873)	(60,422)	825,284
Interest expense, net of capitalized interest	38,009	24,304	6,355	(5,260)	63,408
Other income, net	(11,178)	(3,320)	(259)	5,259	(9,498)
Income (loss) before income taxes and
equity in net income of subsidiaries	374,143	467,621	(9,969)	(60,421)	771,374
Income taxes	81,484	116,328	110	(14,595)	183,327
	292,659	351,293	(10,079)	(45,826)	588,047
Equity in net income of subsidiaries	297,341	-	-	(297,341)	-
Net loss attributable to noncontrolling interests	-	-	1,953	-	1,953
Net income (loss) attributable to Steel Dynamics, Inc.	$590,000	$351,293	$(8,126)	$(343,167)	$590,000

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Condensed Consolidating Information (Continued

Condensed Consolidating Statements of Cash Flows (in thousands)

For the six months ended,			Combined	Consolidating	Total
June 30, 2019	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	$144,979	$397,633	$2,850	$(2,436)	$543,026
Net cash used in investing activities	(66,379)	(44,890)	(2,761)	(3,032)	(117,062)
Net cash provided by (used in) financing activities	26,178	(315,537)	2,283	5,468	(281,608)
Increase in cash, cash equivalents and
restricted cash	104,778	37,206	2,372	-	144,356
Cash, cash equivalents, and restricted cash
at beginning of period	809,763	14,368	10,292	-	834,423
Cash, cash equivalents, and restricted cash
at end of period	$914,541	$51,574	$12,664	$-	$978,779

For the six months ended,			Combined	Consolidating	Total
June 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	$190,271	$300,720	$190	$12,787	$503,968
Net cash used in investing activities	(528,618)	(59,728)	(4,901)	1,915	(591,332)
Net cash provided by (used in) financing activities	45,037	(255,401)	3,769	(14,702)	(221,297)
Decrease in cash, cash equivalents and	(293,310)	(14,409)	(942)	-	(308,661)
restricted cash
Cash, cash equivalents, and restricted cash	1,002,230	20,748	12,107	-	1,035,085
at beginning of period
Cash, cash equivalents, and restricted cash
at end of period	$708,920	$6,339	$11,165	$-	$726,424

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include, among other items, labor and related benefits, professional services, insurance premiums, and property taxes. Company-wide profit sharing and amortization of intangible assets are each separately presented in the statement of income.

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

Acquisition of United Steel Supply, LLC

On March 1, 2019, we purchased 75% of the equity interest of United Steel Supply, LLC (USS) for cash consideration of $93.4 million, subject to customary actual working capital purchase price adjustments. Additionally, we have an option to purchase, and the sellers have the option to require us to purchase, the remaining 25% equity interest of USS in the future. Headquartered in Austin, Texas, USS is a leading distributor of painted Galvalume® flat roll steel used for roofing and siding applications, with distribution centers strategically located in Mississippi, Indiana, Arkansas, and Oregon. USS provides us a new, complementary distribution channel and connects us to a rapidly growing industry segment with customers that do not traditionally purchase steel directly from a steel producer. USS’s operating results from and after March 1, 2019, are reflected in our financial statements in the steel operations reporting segment.

Results Overview

Our consolidated results for the second quarter of 2019 were constrained by a challenging steel pricing environment, as well as sharply falling scrap prices. While underlying domestic steel demand remained intact, customers were hesitant to place orders in a falling price environment, resulting in inventory destocking, in conjunction with weakening scrap prices. Likewise, our metals recycling operations experienced decreased operating income in the second quarter of 2019 compared to 2018, largely due to this scrap pricing environment and resulting slower scrap flows. The non-residential construction market remained strong, with increased average selling prices outpacing higher steel input costs in our steel fabrication segment.

Consolidated operating income decreased $216.9 million, or 43%, to $285.0 million for the second quarter 2019, compared to the record levels in the second quarter 2018. Second quarter 2019 net income attributable to Steel Dynamics, Inc. decreased $168.1 million, or 46%, to $194.3 million, compared to the second quarter 2018, consistent with the decreased operating income.

Consolidated operating income decreased $248.4 million, or 30%, to $576.9 million for the first half of 2019, compared to the record levels in the first half of 2018. First half 2019 net income attributable to Steel Dynamics, Inc. decreased $191.4 million, or 32%, to $398.6 million, compared to the first half of 2018, consistent with the decreased operating income.

Segment Operating Results 2019 vs. 2018 (dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
Net sales:
Steel Operations Segment	$2,188,185	(10)%	$2,435,688	$4,388,350	(1)%	$4,417,462
Metals Recycling Operations Segment	656,766	(26)%	884,095	1,393,811	(15)%	1,636,861
Steel Fabrication Operations Segment	241,424	11%	217,896	470,093	12%	419,599
Other	99,762	(19)%	123,080	213,258	(1)%	215,698
	3,186,137		3,660,759	6,465,512		6,689,620
Intra-company	(415,622)		(570,234)	(877,562)		(995,220)
	$2,770,515	(10)%	$3,090,525	$5,587,950	(2)%	$5,694,400

Operating income (loss):
Steel Operations Segment	$291,411	(45)%	$533,494	$600,489	(31)%	$868,056
Metals Recycling Operations Segment	7,619	(66)%	22,638	24,581	(48)%	47,353
Steel Fabrication Operations Segment	30,664	117%	14,144	51,287	51%	33,935
Other	(49,153)	23%	(63,618)	(106,073)	11%	(119,024)
	280,541		506,658	570,284		830,320
Intra-company	4,491		(4,771)	6,590		(5,036)
	$285,032	(43)%	$501,887	$576,874	(30)%	$825,284

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing sheet and long products steel from ferrous scrap and scrap substitutes, utilizing continuous casting and automated rolling mills, with numerous downstream processing and coating lines, as well as IDI, our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell a diverse portfolio of sheet and long products directly to end-users, steel fabricators, and service centers. These products are used in a wide variety of industry sectors, including the construction, automotive, manufacturing, transportation, heavy equipment and agriculture, and pipe and tube (including OCTG) markets. Steel operations accounted for 76% and 75% of our consolidated external net sales during the second quarter and first half of 2019 and 2018, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018

Total shipments	2,769,358	1%	2,733,936	5,453,769	4%	5,268,580
Intra-segment shipments	(280,024)		(145,998)	(527,427)		(267,651)
Steel Operations Segment shipments	2,489,334	(4)%	2,587,938	4,926,342	(1)%	5,000,929

External shipments	2,386,851	(4)%	2,480,223	4,734,060	(2)%	4,807,738

Steel Operations Segment
Shipments and Average Selling Price
Shipped Tons (in 000's)
Average Selling Prices per Ton
3,000
2,500
2,000
1,500
1,000
500
0
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$817
$936
$988
$940
$899
$876
2,413
2,588
2,602
2,394
2,437
2,489
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
2nd Qtr
Calendar Year 2018
Calendar Year 2019
Steel Operations Segment Shipments
Steel Operations Segment Average Selling Prices

Segment Results 2019 vs. 2018

Overall domestic steel demand remained steady during the second quarter of 2019, with continued strength in the automotive, energy and other industrial sectors. However, a challenging steel pricing environment, due to customer inventory destocking in conjunction with weakening scrap prices, led to decreasing steel selling prices during the first quarter, and more so the second quarter, of 2019. Steel operations segment shipments decreased 4% in the second quarter 2019, as compared to the same period in 2018. Net sales for the steel operations decreased 10% in the second quarter 2019 when compared to the same period in 2018, due to decreases in overall steel selling prices, particularly in the sheet products, and decreased steel mill shipments. Net sales for the steel operations decreased 1% in the first half of 2019 when compared to the same period in 2018, due to decreases in average steel selling prices, largely offset by the additional sales at our acquired Heartland Flat Roll Division (June 2018) and USS (March 2019) operations, which account for approximately 7% of steel segment shipments in the first half of 2019.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 50 to 60 percent of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations decreased $32, or 9%, in the second quarter 2019, compared to the same period in 2018, consistent with overall decreased domestic scrap pricing. In the first half of 2019, our metallic raw material cost per ton decreased $7, or 2% compared to the same period in 2018.

As a result of average selling prices decreasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 9% in the second quarter 2019 compared to the second quarter 2018. Due to this metal spread contraction, most notably in sheet steel, operating income for the steel operations decreased 45%, to $291.4 million, in the second quarter 2019, compared to the record levels in the same period in 2018. First half 2019 operating income decreased 31%, to $600.5 million, compared to the first half of 2018 record levels, again due to decreased metal spreads and steel mill shipments.

Metals Recycling Operations Segment

Metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, and brokerage services, strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout the eastern half of the United States. In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at hundreds of locations throughout North America. Our steel mills utilize a large portion (ranging from 64% to 66% for the periods presented) of the ferrous scrap sold by OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Our metals recycling operations accounted for 12% and 14% of our consolidated external net sales during second quarter and first half of 2019 and 2018, respectively.

Metals Recycling Operations Shipments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
Ferrous metal (gross tons)
Total	1,189,679	(12)%	1,347,016	2,361,040	(9)%	2,603,915
Inter-company	(764,202)		(880,891)	(1,552,722)		(1,700,800)
External shipments	425,477	(9)%	466,125	808,318	(10)%	903,115

Nonferrous metals (thousands of pounds)
Total	266,222	(12)%	304,034	558,260	(3)%	575,662
Inter-company	(34,671)		(40,306)	(73,779)		(61,161)
External shipments	231,551	(12)%	263,728	484,481	(6)%	514,501

Segment Results 2019 vs. 2018

Our metals recycling operations were negatively impacted during the first half, and more so the second quarter of 2019 by rapidly falling ferrous and nonferrous scrap prices compared to 2018, and a somewhat soft steel market as customers were reluctant to purchase during a falling pricing environment, opting instead to defer purchases until prices reach an inflection point. Net sales decreased 26% during the second quarter of 2019 compared to the same period in 2018, driven primarily by decreased ferrous metals shipments and average selling prices. Ferrous shipments to our own steel mills decreased by 13% in the second quarter 2019, compared to the same period in 2018, as our steel mill utilization percentage decreased from 99% to 89% year over year. Ferrous scrap average selling prices decreased 18% during the second quarter 2019 compared to the same period in 2018, while nonferrous average selling prices decreased 12%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) decreased 11%, as selling prices decreased more than unprocessed scrap procurement costs, while nonferrous metal spread increased 3%. Metals recycling operations operating income decreased 66% to $7.6 million in the second quarter 2019 compared to the second quarter 2018 operating income of $22.6 million, due to decreased ferrous and nonferrous shipments and ferrous metal spread contraction.

Net sales for our metals recycling operations decreased 15% in the first half of 2019 as compared to the same period in 2018, driven by decreased pricing and shipments. Ferrous scrap average selling prices decreased 11% during the first half of 2019 compared to the same period in 2018, while nonferrous average selling prices decreased 4%. Nonferrous metal spread was flat, while ferrous metal spread decreased 10% in the first half of 2019 compared to the first half of 2018. Metals recycling operations operating income in the first half of 2019 of $24.6 million decreased 48% from the first half of 2018 operating income of $47.4 million, due to decreased ferrous and nonferrous shipments, and ferrous metal spread contraction.

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 9% and 7% of our consolidated external net sales during the second quarters of 2019 and 2018, respectively, and 8% and 7% during the first half of 2019 and 2018, respectively.

Steel Fabrication Operations Segment
Volumes and Average Selling Price
Sales Volumes (in 000's)
Average Selling Prices per Ton
200
175
150
125
100
75
50
25
0
$1,800
$1,700
$1,600
$1,500
$1,400
$1,300
$1,200
$1,345
$1,380
$1,461
$1,550
$1,575
$1,538
150
158
172
162
145
157
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
2nd Qtr
Calendar Year 2018
Calendar Year 2019
Steel Fabrication Segment Volumes
Steel Fabrication Segment Average Selling Prices

Segment Results 2019 vs. 2018

Net sales for the steel fabrication operations increased $23.5 million, or 11%, during the second quarter 2019, compared to the same period in 2018, as average selling prices increased $158 per ton, or 11%, while shipments were comparable. Net sales for the segment increased $50.5 million, or 12%, during the first half of 2019, compared to the same period in 2018, as shipments decreased 2%, and average selling prices increased $192 per ton, or 14%. Our steel fabrication operations continue to leverage our national operating footprint to sustain market share. Market demand and orders continue to be strong for non-residential construction project development; however, wet weather and other construction delays during the first half of 2019 somewhat restricted shipments compared to the same period in 2018.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed increased slightly in the second quarter 2019, as compared to the same period in 2018, but was more than offset by the 11% increase in average selling prices. As a result, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) increased 28% in the second quarter 2019 compared to the same period in 2018. Operating income increased 117% to $30.7 million in the second quarter 2019 compared to the same period in 2018, due to the increases in metal spread. For the first half of 2019, operating income increased 51% to $51.3 million compared to the first half of 2018, due to increased average selling prices outpacing increases in steel input costs, as metal spread increased 17% period over period.

Other Operations

Second quarter Consolidated Results 2019 vs. 2018

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $106.3 million during the second quarter 2019 increased 5% from $101.0 million during the second quarter 2018, representing 3.8% and 3.3% of net sales, respectively. Profit sharing expense during the second quarter of 2019 of $22.9 million was down 46% from the $42.3 million during the same period in 2018, consistent with decreases in pretax income from record levels in 2018.

Interest Expense, net of Capitalized Interest. During the second quarter 2019, interest expense of $32.3 million was comparable to the $31.5 million during the second quarter of 2018, on consistent debt levels.

Income Tax Expense. Second quarter 2019 income tax expense of $60.2 million, at an effective income tax rate of 23.4%, was down 47% from the $112.8 million, at an effective income tax rate of 23.7%, during the second quarter 2018, consistent with decreased pretax income.

First Six Months Consolidated Results 2019 vs. 2018

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $217.3 million during the first half of 2019 increased 5% from $207.5 million during the first half of 2018, representing 3.9% and 3.6% of net sales, respectively. Profit sharing expense during the first half of 2019 of $46.5 million decreased 33% from the $69.0 million during the same period in 2018, consistent with decreases in pretax income from record levels in 2018.

Interest Expense, net of Capitalized Interest. During the first half of 2019 and 2018, interest expense was $63.4 million on consistent debt levels.

Income Tax Expense. First half 2019 income tax expense of $122.5 million, at an effective income tax rate of 23.4%, was down 33% from the $183.3 million, at an effective income tax rate of 23.8%, during the first half 2018, consistent with decreased pretax income.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, stock repurchases, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our Revolver. Our liquidity at June 30, 2019, is as follows (in thousands):

Cash and equivalents	$972,561
Short-term investments	114,154
Revolver availability	1,188,142
Total liquidity	$2,274,857

Our total outstanding debt increased $51.3 million during the first half of 2019 primarily due to revolving debt assumed in conjunction with our acquisition of USS. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 37.5% and 37.9% at June 30, 2019, and December 31, 2018, respectively.

Our senior secured credit facility (Facility), which provides a $1.2 billion Revolver, matures in June 2023. Subject to certain conditions, we have the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of our subsidiaries; and is secured by substantially all of our and our wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of our wholly-owned subsidiaries’ capital stock or other equity interests, and intercompany debt held by us as collateral. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions, or enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At June 30, 2019, we had $1.2 billion of availability on the Revolver, $11.9 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to LTM consolidated adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At June 30, 2019, our interest coverage ratio and net debt leverage ratio were 14.80:1.00 and 0.98:1.00, respectively. We were, therefore, in compliance with these covenants at June 30, 2019, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $543.0 million in the first half of 2019. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $60.8 million, excluding the effect of acquired USS working capital, to $2.0 billion at June 30, 2019, due primarily to decreased accrued expenses, as our 2018 accrued profit sharing was paid in the first quarter of 2019.

Capital Investments. During the first half of 2019, we invested $139.6 million in property, plant and equipment, primarily within our steel operations segment, compared with $105.8 million invested during the same period in 2018.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 28% to $0.2400 per share in the first quarter 2019 (from $0.1875 per share in 2018), resulting in declared cash dividends of $106.3 million during the first half of 2019, compared to $88.3 million during the same period in 2018. We paid cash dividends of $95.7 million and $81.1 million during the first half of 2019 and 2018, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our Facility and the indentures relating to our senior notes may restrict the amount of cash dividends we can pay.

Other. In August 2018, our board of directors authorized a share repurchase program of up to $750 million of our common stock. Under the share repurchase program, purchases will take place, as and when, we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase program does not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. We acquired 3.2 million shares of our common stock for $93.1 million in the second quarter of 2019 pursuant to this program. We acquired 5.5 million shares of our common stock for $177.4 million in the first half of 2019, leaving $221.7 million remaining available to purchase under the program. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

We have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At June 30, 2019, we had a cumulative unrealized loss associated with these financial contracts of $220,000, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, for which a total of $454,000 is recorded in our financial statements as of June 30, 2019.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands) (1)
Quarter ended June 30, 2019

April 1 - 30	749,819	$32.03	749,819	$290,825
May 1 - 31	1,611,047	29.81	1,611,047	242,794
June 1 - 30	801,038	26.33	801,038	221,704
	3,161,904		3,161,904
(1)	On September 4, 2018, we announced that our board of directors had authorized a share purchase program of up to $750.0 million of our common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Information required to be furnished pursuant to Item 4 concerning mine safety disclosure matters, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is included in Exhibit 95 to this quarterly report. There are no mine safety disclosures to report for the three months ended June 30, 2019, therefore, no Exhibit 95 is required.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Reference is made to the Exhibit Index preceding the signature page hereto, which Exhibit Index is hereby incorporated into this item.

EXHIBIT INDEX

Articles of Incorporation

3.1

Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., reflecting all amendments thereto through May 17, 2018, incorporated herein by reference from Exhibit 3.1e to our Form 10Q filed August 9, 2018.

3.2

Amended and Restated Bylaws of Steel Dynamics, Inc., reflecting all amendments thereto through October 17, 2018, incorporated herein by reference from Exhibit 3.2d to our Form 10Q filed November 7, 2018.

Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the SarbanesOxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the SarbanesOxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the SarbanesOxley Act of 2002.

Other

95**	Mine Safety Disclosures.

XBRL Documents

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

*	Filed concurrently herewith
**	Inapplicable for purposes of this report

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2019

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)