Form 10-Q
period 2019-09-30
STEEL DYNAMICS INC
filed 2019-10-31
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2019

OR

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21719

Steel Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7575 West Jefferson Blvd, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 969-3500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock voting, $0.0025 par value	STLD	NASDAQ Global Select Market

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

As of October 28, 2019, Registrant had 215,452,169 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets	(unaudited)
Current assets
Cash and equivalents	$1,146,007	$828,220
Short-term investments	69,529	228,783
Accounts receivable, net	983,515	1,040,220
Accounts receivable-related parties	3,431	3,536
Inventories	1,767,020	1,859,168
Other current assets	50,818	72,730
Total current assets	4,020,320	4,032,657

Property, plant and equipment, net	3,031,731	2,945,767

Intangible assets, net	249,598	270,328
Goodwill	540,913	429,645
Other assets	100,685	25,166
Total assets	$7,943,247	$7,703,563
Liabilities and Equity
Current liabilities
Accounts payable	$518,909	$536,743
Accounts payable-related parties	9,720	14,011
Income taxes payable	2,074	7,468
Accrued payroll and benefits	181,785	264,542
Accrued interest	47,945	25,526
Accrued expenses	162,692	146,613
Current maturities of long-term debt	82,150	24,234
Total current liabilities	1,005,275	1,019,137

Long-term debt	2,355,243	2,352,489
Deferred income taxes	468,248	435,838
Other liabilities	70,126	8,870
Total liabilities	3,898,892	3,816,334

Commitments and contingencies

Redeemable noncontrolling interests	143,614	111,240

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
265,553,499 and 265,822,402 shares issued; and 215,740,572 and 225,272,174
shares outstanding, as of September 30, 2019 and December 31, 2018, respectively	645	645
Treasury stock, at cost; 49,812,927 and 40,550,228 shares,
as of September 30, 2019 and December 31, 2018, respectively	(1,469,078)	(1,184,243)
Additional paid-in capital	1,175,512	1,160,048
Retained earnings	4,349,523	3,958,320
Accumulated other comprehensive income	39	301
Total Steel Dynamics, Inc. equity	4,056,641	3,935,071
Noncontrolling interests	(155,900)	(159,082)
Total equity	3,900,741	3,775,989
Total liabilities and equity	$7,943,247	$7,703,563

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales
Unrelated parties	$2,523,279	$3,220,891	$8,104,129	$8,902,025
Related parties	3,566	2,656	10,666	15,922
Total net sales	2,526,845	3,223,547	8,114,795	8,917,947

Costs of goods sold	2,167,006	2,537,466	6,900,220	7,116,368
Gross profit	359,839	686,081	1,214,575	1,801,579

Selling, general and administrative expenses	107,242	102,614	324,530	310,076
Profit sharing	17,848	45,304	64,396	114,301
Amortization of intangible assets	6,704	6,591	20,730	20,346
Operating income	228,045	531,572	804,919	1,356,856

Interest expense, net of capitalized interest	31,339	31,560	94,782	94,968
Other income, net	(4,545)	(7,103)	(15,137)	(16,601)
Income before income taxes	201,251	507,115	725,274	1,278,489

Income tax expense	48,643	109,209	171,093	292,536
Net income	152,608	397,906	554,181	985,953

Net (income) loss attributable to noncontrolling interests	(1,560)	469	(4,503)	2,422
Net income attributable to Steel Dynamics, Inc.	$151,048	$398,375	$549,678	$988,375

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$0.69	$1.70	$2.49	$4.20

Weighted average common shares outstanding	217,873	234,208	221,145	235,483

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$0.69	$1.69	$2.47	$4.17

Weighted average common shares and share equivalents outstanding	219,109	235,649	222,197	236,772

Dividends declared per share	$0.2400	$0.1875	$0.7200	$0.5625

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$152,608	$397,906	$554,181	$985,953
Other comprehensive income (loss) - net unrealized gain (loss) on
cash flow hedging derivatives, net of income tax expense (benefit)	(39)	63	(262)	(42)
Comprehensive income	152,569	397,969	553,919	985,911

Comprehensive (income) loss attributable to noncontrolling interests	(1,560)	469	(4,503)	2,422
Comprehensive income attributable to Steel Dynamics, Inc.	$151,009	$398,438	$549,416	$988,333

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Operating activities:
Net income	$152,608	$397,906	$554,181	$985,953

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	79,470	81,383	240,555	236,638
Equity-based compensation	8,841	7,978	33,229	28,860
Deferred income taxes	11,311	23,899	34,952	45,437
Other adjustments	(1,116)	312	(952)	197
Changes in certain assets and liabilities:
Accounts receivable	85,633	(48,024)	95,195	(330,307)
Inventories	35,479	(69,885)	139,889	(240,908)
Other assets	39	(6,429)	7,632	(7,164)
Accounts payable	1,111	(14,883)	(54,167)	100,368
Income taxes receivable/payable	6,293	(31,127)	19,715	55,414
Accrued expenses	64,533	79,310	(83,001)	49,920
Net cash provided by operating activities	444,202	420,440	987,228	924,408

Investing activities:
Purchases of property, plant and equipment	(154,131)	(70,668)	(293,687)	(176,477)
Purchases of short-term investments	(34,884)	(35,000)	(134,026)	(125,000)
Proceeds from maturities of short-term investments	79,508	10,000	293,279	10,000
Acquisition of business, net of cash and restricted cash acquired	(3,694)	(37,589)	(97,106)	(433,998)
Other investing activities	2,746	576	4,023	1,462
Net cash used in investing activities	(110,455)	(132,681)	(227,517)	(724,013)

Financing activities:
Issuance of current and long-term debt	128,230	110,041	374,686	327,670
Repayment of current and long-term debt	(119,988)	(115,039)	(369,134)	(346,162)
Dividends paid	(52,751)	(44,081)	(148,493)	(125,146)
Purchases of treasury stock	(114,950)	(74,965)	(292,394)	(193,379)
Other financing activities	(1,527)	-	(7,259)	(8,324)
Net cash used in financing activities	(160,986)	(124,044)	(442,594)	(345,341)

Increase (decrease) in cash, cash equivalents, and restricted cash	172,761	163,715	317,117	(144,946)
Cash, cash equivalents, and restricted cash at beginning of period	978,779	726,424	834,423	1,035,085

Cash, cash equivalents, and restricted cash at end of period	$1,151,540	$890,139	$1,151,540	$890,139

Supplemental disclosure information:
Cash paid for interest	$9,115	$8,643	$71,702	$70,498
Cash paid for income taxes, net	$29,794	$119,802	$116,149	$198,752

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

Steel Operations Segment. Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Heartland Flat Roll Division, United Steel Supply (acquired 75% equity interest March 1, 2019), Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc., Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, with several downstream coating and bar processing lines. Steel operations accounted for 76% and 77% of the company’s consolidated external net sales during the three months ended September 30, 2019 and 2018, respectively, and 76% and 75% during the nine months ended September 30, 2019 and 2018, respectively.

Metals Recycling Operations Segment. Metals recycling operations consists solely of OmniSource, LLC (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services. Metals recycling operations accounted for 11% and 12% of the company’s consolidated external net sales during the three months ended September 30, 2019 and 2018, respectively, and 12% and 14% during the nine months ended September 30, 2019 and 2018, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 10% and 8% of the company’s consolidated external net sales during the three months ended September 30, 2019 and 2018, respectively, and 9% and 8% of the company’s consolidated external net sales during the nine months ended September 30, 2019 and 2018, respectively.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies (Continued)

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million, $6.2 million, $6.2 million, $5.8 million, $6.0 million, and $6.4 million at September 30, 2019, June 30, 2019, December 31, 2018, September 30, 2018, June 30, 2018, and December 31, 2017, respectively, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following at September 30, 2019, and December 31, 2018, (in thousands):

	September 30,	December 31,
	2019	2018

Steel Operations Segment	$359,283	$245,473
Metals Recycling Operations Segment	179,705	182,247
Steel Fabrication Operations Segment	1,925	1,925
	$540,913	$429,645

The company acquired a 75% equity interest in United Steel Supply on March 1, 2019 (refer to Note 2 Acquisition – United Steel Supply, LLC), resulting in a preliminary purchase price allocation in which $113.8 million of goodwill has been recorded in the Steel Operations Segment at September 30, 2019. Metals Recycling Operations segment goodwill decreased $2.5 million from December 31, 2018 to September 30, 2019, in recognition of the 2019 tax benefit related to the normal amortization of the component of tax-deductible goodwill in excess of book goodwill.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and it’s subsequent corresponding updates: which requires an entity to use a forward-looking expected loss model versus the current incurred loss model for most financial instruments, including accounts receivable. This new guidance is effective for annual and interim periods beginning after December 15, 2019, but can be early adopted. The company anticipates adopting ASU 2016-13 on January 1, 2020. The company is working through its adoption plan to evaluate policies, processes and systems to determine the impact ASU 2016-13 will have in its consolidated financial statements and related disclosure.

Note 2. Acquisition – United Steel Supply, LLC

On March 1, 2019, the company purchased 75% of the equity interest of United Steel Supply, LLC (USS) for cash consideration of $93.4 million, plus a customary working capital transaction purchase price adjustment of $3.7 million in September 2019. Additionally, the company has an option to purchase, and the sellers have the option to require the company to purchase, the remaining 25% equity interest of USS in the future. Headquartered in Austin, Texas, USS is a leading distributor of painted Galvalume® flat roll steel used for roofing and siding applications, with distribution centers strategically located in Mississippi, Indiana, Arkansas, and Oregon. USS provides the company a new, complementary distribution channel and connects it to a rapidly growing industry segment with customers that do not traditionally purchase steel directly from a steel producer. USS’s operating results from and after March 1, 2019, are reflected in the company’s financial statements in the steel operations reporting segment.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Acquisition – United Steel Supply, LLC (Continued)

The aggregate purchase price was preliminarily allocated to the opening balance sheet of USS as of March 1, 2019, and updated in September 2019 upon the final working capital adjustment, as presented below. The following allocation of the purchase price (in thousands) is preliminary based on the information available to estimate the fair value of assets acquired and liabilities assumed. The accounting for the acquisition has not yet been completed because the company has not finalized the valuations of identifiable intangible assets, if any, and thus goodwill. The company anticipates finalizing the valuation of identifiable intangible assets by December 31, 2019.

	September 30,
	2019 Allocation	Adjustments	Initial Allocation
Current assets, net of cash acquired	$86,236	$(7,784)	$94,020
Property, plant & equipment	7,388	-	7,388
Intangible assets and goodwill	113,810	11,892	101,918
Total assets acquired	207,434	4,108	203,326
Liabilities assumed	77,954	(3,270)	81,224
Redeemable noncontrolling interest	32,374	3,684	28,690
Net cash consideration	$97,106	$3,694	$93,412

Note 3. Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) and its subsequent corresponding updates; which established a new lease accounting model that requires lessees to recognize a right-of-use asset and related lease liability for most leases having lease terms of more than 12 months. The company adopted ASC 842 effective January 1, 2019, using the optional transition method, thereby applying the new guidance at the effective date, without retrospective application to prior periods. The company elected practical expedients permitted under the transition guidance which allowed the company to not reassess under the new standard its prior conclusions regarding lease identification and classification. The company elected to use hindsight when determining the lease term. The company also elected the short-term lease exemption, and did not recognize right-of-use assets and lease liabilities for short-term leases, those with lease commencement date terms of 12 months or less. The company recognized right-of-use assets and lease liabilities of $76.3 million, with no impact on retained earnings, in the consolidated balance sheet on January 1, 2019, and the standard did not have a significant impact on the company’s operating results or cash flows for the three and nine-month periods ended September 30, 2019.

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

Operating lease right-of-use assets and lease obligations included in the consolidated balance sheet at September 30, 2019, are as follows (in thousands):

Right of use assets under operating leases:
Other assets - noncurrent	$74,843
Lease obligations under operating leases:
Accrued liabilities	$17,202
Other liabilities - noncurrent	57,946
$75,148

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Leases (Continued)

The weighted average remaining lease term for our operating leases is six years and the weighted-average discount rate is 4.0% as of September 30, 2019. Future operating lease liabilities as of September 30, 2019, for the next five years and thereafter are as follows (in thousands):

2019 - for the remaining three months	$19,954
2020	17,120
2021	13,719
2022	10,636
2023	7,506
Thereafter	17,095
Total undiscounted cash flows	86,030
Less imputed interest	(10,882)
Lease obligations under operating leases	$75,148

Operating lease expense included in the consolidated statements of income was $5.2 million and $15.0 million for the three and nine months ended September 30, 2019, respectively. Cash paid related to operating lease obligations was $5.2 million and $15.1 million for the three and nine months ended September 30, 2019, respectively. Variable lease costs were not material for the three and nine months ended September 30, 2019. Short-term lease expense included in the consolidated statements of income was $5.0 million and $14.8 million for the three and nine months ended September 30, 2019, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the three and nine months ended September 30, 2019 were $1.4 million and $11.3 million, respectively.

Note 4. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three and nine-month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019			2018
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$151,048	217,873	$0.69	$398,375	234,208	$1.70
Dilutive common share equivalents	-	1,236		-	1,441
Diluted earnings per share	$151,048	219,109	$0.69	$398,375	235,649	$1.69

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Earnings Per Share (Continued)

	Nine Months Ended September 30,
	2019			2018
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$549,678	221,145	$2.49	$988,375	235,483	$4.20
Dilutive common share equivalents	-	1,052		-	1,289
Diluted earnings per share	$549,678	222,197	$2.47	$988,375	236,772	$4.17

Note 5. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$758,677	$810,766
Supplies	492,604	436,828
Work in progress	156,443	195,224
Finished goods	359,296	416,350
Total inventories	$1,767,020	$1,859,168

Note 6. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for each quarterly period in the nine months ended September 30, 2019 and 2018:

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss	Interests	Equity	Interests
Balances at December 31, 2018	$645	$(1,184,243)	$1,160,048	$3,958,320	$301	$(159,082)	$3,775,989	$111,240
Dividends declared	-	-	-	(53,504)	-	-	(53,504)	-
Noncontrolling investors of USS	-	-	-	-	-	-	-	28,690
Share repurchases	-	(84,308)	-	-	-	-	(84,308)	-
Equity-based compensation	-	6,714	91	(110)	-	-	6,695	-
Net income	-	-	-	204,328	-	499	204,827	-
Other comprehensive loss, net of tax	-	-	-	-	(171)	-	(171)	-
Balances at March 31, 2019	645	(1,261,837)	1,160,139	4,109,034	130	(158,583)	3,849,528	139,930
Dividends declared	-	-	-	(52,751)	-	-	(52,751)	-
Share repurchases	-	(93,136)	-	-	-	-	(93,136)	-
Equity-based compensation	-	816	7,366	(166)	-	-	8,016	-
Net income	-	-	-	194,302	-	2,444	196,746	-
Other comprehensive loss, net of tax	-	-	-	-	(52)	-	(52)	-
Balances at June 30, 2019	645	(1,354,157)	1,167,505	4,250,419	78	(156,139)	3,908,351	139,930
Dividends declared	-	-	-	(51,778)	-	-	(51,778)	-
Noncontrolling investors of USS	-	-	-	-	-	(1,321)	(1,321)	3,684
Share repurchases	-	(114,950)	-	-	-	-	(114,950)	-
Equity-based compensation	-	29	8,007	(166)	-	-	7,870	-
Net income	-	-	-	151,048	-	1,560	152,608	-
Other comprehensive loss, net of tax	-	-	-	-	(39)	-	(39)	-
Balances at September 30, 2019	$645	$(1,469,078)	$1,175,512	$4,349,523	$39	$(155,900)	$3,900,741	$143,614

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Changes in Equity (Continued)

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss	Interests	Equity	Interests
Balances at December 31, 2017	$644	$(665,297)	$1,141,534	$2,874,693	$-	$(156,506)	$3,195,068	$111,240
Dividends declared	-	-	-	(44,269)	-	-	(44,269)	-
Share repurchases	-	(69,269)	-	-	-	-	(69,269)	-
Equity-based compensation	-	3,866	1,337	(71)	-	-	5,132	-
Comprehensive and net income (loss)	-	-	-	227,551	-	(2,076)	225,475	-
Balances at March 31, 2018	644	(730,700)	1,142,871	3,057,904	-	(158,582)	3,312,137	111,240
Dividends declared	-	-	-	(44,080)	-	-	(44,080)	-
Noncontrolling investors, net	-	-	-	-	-	(3)	(3)	-
Share repurchases	-	(49,145)	-	-	-	-	(49,145)	-
Equity-based compensation	-	757	6,496	(110)	-	-	7,143	-
Net income	-	-	-	362,449	-	123	362,572	-
Other comprehensive loss, net of tax	-	-	-	-	(105)	-	(105)	-
Balances at June 30, 2018	644	(779,088)	1,149,367	3,376,163	(105)	(158,462)	3,588,519	111,240
Dividends declared	-	-	-	(43,767)	-	-	(43,767)	-
Noncontrolling investors, net	-	-	-	-	-	-	-	-
Share repurchases	-	(74,965)	-	-	-	-	(74,965)	-
Equity-based compensation	-	1	7,189	(109)	-	-	7,081	-
Net income	-	-	-	398,375	-	(469)	397,906	-
Other comprehensive loss, net of tax	-	-	-	-	63	-	63	-
Balances at September 30, 2018	$644	$(854,052)	$1,156,556	$3,730,662	$(42)	$(158,931)	$3,874,837	$111,240

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

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s significant futures contract commitments as of September 30, 2019:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	575
Aluminum	Short	4,100
Copper	Long	10,036
Copper	Short	21,704

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Derivative Financial Instruments (Continued)

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of September 30, 2019, and December 31, 2018, and gains and losses related to derivatives included in the company’s statement of income for the three and nine-month periods ended September 30, 2019 and 2018 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivative instruments designated as hedges
Commodity futures	Other current assets	$1,063	$2,999	$805	$1,837

Derivative instruments not designated as hedges
Commodity futures	Other current assets	313	1,559	3,100	2,053
Total derivative instruments		$1,376	$4,558	$3,905	$3,890

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $4.3 million at September 30, 2019, and $4.9 million at December 31, 2018, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	three months ended		Hedged items in	in income on	three months ended
	in income on	September 30,		fair value hedge	related hedged	September 30,
	derivatives	2019	2018	relationships	items	2019	2018
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$302	$(8,943)	Firm commitments	Costs of goods sold	$(519)	$5,111
				Inventory	Costs of goods sold	(182)	1,753
Derivatives not designated						$(701)	$6,864
as hedging instruments
Commodity futures	Costs of goods sold	$4,536	$13,803

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	three months ended		Hedged items in	in income on	three months ended
	in income on	September 30,		fair value hedge	related hedged	September 30,
	derivatives	2019	2018	relationships	items	2019	2018
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$(560)	$1,113	Firm commitments	Costs of goods sold	$(603)	$1,718
				Inventory	Costs of goods sold	245	(1,659)
Derivatives not designated						$(358)	$59
as hedging instruments
Commodity futures	Costs of goods sold	$5,946	$19,523

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $69,000 and $5,000 during the three-month periods ended September 30, 2019, and 2018, respectively; and gains of $101,000 and losses of $10,500 during the nine-month periods ended September 30, 2019, and 2018, respectively. Losses excluded from hedge effectiveness testing of $399,000 and $2.1 million increased cost of goods sold during the three-month periods ended September 30, 2019, and 2018, respectively. Losses excluded from hedge effectiveness testing of $918,000 increased cost of goods sold during the nine-month period ended September 30, 2019 and gains of $1.2 million decreased the cost of goods sold during the nine-month period ended September 30, 2018.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Derivative Financial Instruments (Continued)

Derivatives accounted for as cash flow hedges resulted in net losses of $8,000 and net gains of $82,000 recognized in other comprehensive income for the three-month periods ended September 30, 2019, and 2018, respectively; and net gains of $139,000 and net losses of $55,000 for the nine-month periods ended September 30, 2019 and 2018, respectively. Net gains of $43,000 and $483,000 were reclassified from accumulated other comprehensive income for the three and nine-month periods ended September 30, 2019. At September 30, 2019, the company expects to reclassify $51,000 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2019, and December 31, 2018 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Short-term investments	$69,529	$-	$69,529	$-
Commodity futures – financial assets	1,376	-	1,376	-
Commodity futures – financial liabilities	3,905	-	3,905	-

December 31, 2018
Short-term investments	$228,783	$-	$228,783	$-
Commodity futures – financial assets	4,558	-	4,558	-
Commodity futures – financial liabilities	3,890	-	3,890	-

The carrying amounts of financial instruments including cash and equivalents approximate fair value (Level 1). The fair values of short-term investments and the commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.5 billion and $2.4 billion at September 30, 2019 and December 31, 2018, respectively (with a corresponding carrying amount in the consolidated balance sheet of $2.5 billion at September 30, 2019 and $2.4 billion at December 31, 2018).

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

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
September 30, 2019	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$1,838,682	$230,086	$245,914	$77,330		$-		$2,392,012
External Non-U.S.	83,845	50,823	165	-		-		134,833
Other segments	85,678	293,999	637	100		(380,414)		-
	2,008,205	574,908	246,716	77,430		(380,414)		2,526,845
Operating income (loss)	234,683	(101)	35,280	(42,441)	(1)	624	(2)	228,045
Income (loss) before income taxes	217,699	(1,159)	34,080	(49,780)		411		201,251
Depreciation and amortization	63,170	11,769	2,941	1,590		-		79,470
Capital expenditures	40,818	11,498	3,759	98,056		-		154,131

As of September 30, 2019
Assets	$5,119,419	$972,493	$414,835	$1,513,798	(3)	$(77,298)	(4)	$7,943,247

Footnotes related to the three months ended September 30, 2019, segment results (in millions):

(1)	Corporate SG&A	$(15.4)	(2)	Gross profit increase from intra-company sales	$0.4
	Company-wide equity-based compensation	(8.7)
	Profit sharing	(17.0)
	Other, net	(1.3)
		$(42.4)

(3)	Cash and equivalents	$1,072.5	(4)	Elimination of intra-company receivables	$(61.2)
	Short-term investments	69.5		Elimination of intra-company debt	(8.7)
	Accounts receivable	7.8		Other	(7.4)
	Inventories	36.5			$(77.3)
	Property, plant and equipment, net	271.8
	Intra-company debt	8.7
	Other	47.0
		$1,513.8

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Segment Information (Continued)

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
September 30, 2018	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$2,400,329	$323,611	$250,625	$110,659		$-		$3,085,224
External Non-U.S.	74,715	63,608	-	-		-		138,323
Other segments	111,582	412,795	120	1,294		(525,791)		-
	2,586,626	800,014	250,745	111,953		(525,791)		3,223,547
Operating income (loss)	573,848	14,674	13,104	(67,113)	(1)	(2,941)		531,572
Income (loss) before income taxes	557,870	13,488	11,801	(73,109)		(2,935)	(2)	507,115
Depreciation and amortization	64,088	11,491	2,941	2,863		-		81,383
Capital expenditures	57,074	11,603	1,395	596		-		70,668

Footnotes related to the three months ended September 30, 2018, segment results (in millions):

(1)	Corporate SG&A	$(13.8)	(2)	Gross profit decrease from intra-company sales	$(2.9)
	Company-wide equity-based compensation	(7.8)
	Profit sharing	(43.4)
	Other, net	(2.1)
		$(67.1)

		Metals	Steel
For the nine months ended	Steel	Recycling	Fabrication
September 30, 2019	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$5,918,189	$778,637	$714,782	$290,219		$-		$7,701,827
External Non-U.S.	235,259	176,508	1,201	-		-		412,968
Other segments	243,107	1,013,574	826	469		(1,257,976)		-
	6,396,555	1,968,719	716,809	290,688		(1,257,976)		8,114,795
Operating income (loss)	835,172	24,480	86,567	(148,514)	(1)	7,214		804,919
Income (loss) before income taxes	784,873	20,846	82,897	(169,914)		6,572	(2)	725,274
Depreciation and amortization	188,832	34,733	8,882	8,108		-		240,555
Capital expenditures	128,069	30,313	8,771	126,534		-		293,687

Footnotes related to the nine months ended September 30, 2019, segment results (in millions):

(1)	Corporate SG&A	$(56.0)	(2)	Gross profit increase from intra-company sales	$6.6
	Company-wide equity-based compensation	(26.1)
	Profit sharing	(61.3)
	Other, net	(5.1)
		$(148.5)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Segment Information (Continued)

		Metals	Steel
For the nine months ended	Steel	Recycling	Fabrication
September 30, 2018	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$6,360,177	$1,001,267	$669,500	$326,086		$-		$8,357,030
External Non-U.S.	362,083	198,778	56	-		-		560,917
Other segments	281,828	1,236,830	788	1,565		(1,521,011)		-
	7,004,088	2,436,875	670,344	327,651		(1,521,011)		8,917,947
Operating income (loss)	1,441,904	62,027	47,039	(186,137)	(1)	(7,977)		1,356,856
Income (loss) before income taxes	1,390,074	57,458	42,898	(203,970)		(7,971)	(2)	1,278,489
Depreciation and amortization	184,998	34,602	8,785	8,253		-		236,638
Capital expenditures	137,484	27,496	5,526	5,971		-		176,477

Footnotes related to the nine months ended September 30, 2018, segment results (in millions):

(1)	Corporate SG&A	$(44.0)	(2)	Gross profit decrease from intra-company sales	$(8.0)
	Company-wide equity-based compensation	(24.8)
	Profit sharing	(109.6)
	Other, net	(7.7)
		$(186.1)

Note 11. Condensed Consolidating Information

Certain 100% owned subsidiaries of SDI fully and unconditionally guaranteed jointly and severally all of the indebtedness relating to the issuance of the company’s senior unsecured notes due 2021, 2023, 2024, 2025 and 2026, at September 30, 2019. Following are the company’s condensed consolidating financial statements, including the guarantors, which present the financial position, results of operations, and cash flows of (i) SDI (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries of SDI, (iii) the non-guarantor subsidiaries of SDI, and (iv) the eliminations necessary to arrive at the information on a consolidated basis. In October 2019, the Company’s corporate credit rating was upgraded to an investment grade credit level by all three credit rating agencies, resulting in all the referenced guarantees being automatically released pursuant to the applicable Indentures.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Condensed Consolidating Information (Continued)

Condensed Consolidating Balance Sheets (in thousands)
			Combined	Consolidating	Total
As of September 30, 2019	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$1,070,215	$64,398	$11,394	$-	$1,146,007
Short-term investments	69,529	-	-	-	69,529
Accounts receivable, net	303,259	1,675,521	63,962	(1,055,796)	986,946
Inventories	725,792	960,506	88,871	(8,149)	1,767,020
Other current assets	29,754	17,464	4,548	(948)	50,818
Total current assets	2,198,549	2,717,889	168,775	(1,064,893)	4,020,320
Property, plant and equipment, net	966,715	1,902,414	162,602	-	3,031,731
Intangible assets, net	-	249,598	-	-	249,598
Goodwill	-	427,103	113,810	-	540,913
Other assets, including investments in subs	2,723,786	61,910	6,420	(2,691,431)	100,685
Total assets	$5,889,050	$5,358,914	$451,607	$(3,756,324)	$7,943,247

Accounts payable	$177,308	$332,299	$99,162	$(80,140)	$528,629
Accrued expenses	228,600	316,684	16,694	(167,482)	394,496
Current maturities of long-term debt	843	517	103,551	(22,761)	82,150
Total current liabilities	406,751	649,500	219,407	(270,383)	1,005,275
Long-term debt	2,330,968	-	147,310	(123,035)	2,355,243
Other liabilities	(905,310)	1,087,758	34,290	321,636	538,374
Total liabilities	1,832,409	1,737,258	401,007	(71,782)	3,898,892

Redeemable noncontrolling interests	-	-	143,614	-	143,614

Common stock	645	1,727,859	15,016	(1,742,875)	645
Treasury stock	(1,469,078)	-	-	-	(1,469,078)
Additional paid-in-capital	1,175,512	683,048	804,625	(1,487,673)	1,175,512
Retained earnings (deficit)	4,349,523	1,210,749	(756,755)	(453,994)	4,349,523
Accumulated other comprehensive loss	39	-	-	-	39
Total Steel Dynamics, Inc. equity	4,056,641	3,621,656	62,886	(3,684,542)	4,056,641
Noncontrolling interests	-	-	(155,900)	-	(155,900)
Total equity	4,056,641	3,621,656	(93,014)	(3,684,542)	3,900,741
Total liabilities and equity	$5,889,050	$5,358,914	$451,607	$(3,756,324)	$7,943,247

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Condensed Consolidating Information (Continued)

			Combined	Consolidating	Total
As of December 31, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Cash and equivalents	$809,763	$13,491	$4,966	$-	$828,220
Short-term investments	198,783	30,000	-	-	228,783
Accounts receivable, net	340,439	1,635,168	26,655	(958,506)	1,043,756
Inventories	793,174	1,038,702	39,214	(11,922)	1,859,168
Other current assets	56,578	18,627	3,994	(6,469)	72,730
Total current assets	2,198,737	2,735,988	74,829	(976,897)	4,032,657
Property, plant and equipment, net	871,482	1,918,198	156,087	-	2,945,767
Intangible assets, net	-	270,328	-	-	270,328
Goodwill	-	429,645	-	-	429,645
Other assets, including investments in subs	2,862,556	5,593	5,557	(2,848,540)	25,166
Total assets	$5,932,775	$5,359,752	$236,473	$(3,825,437)	$7,703,563

Accounts payable	$209,156	$330,156	$74,353	$(62,911)	$550,754
Accrued expenses	296,528	295,668	11,171	(159,218)	444,149
Current maturities of long-term debt	793	1,355	51,079	(28,993)	24,234
Total current liabilities	506,477	627,179	136,603	(251,122)	1,019,137
Long-term debt	2,327,798	381	166,226	(141,916)	2,352,489
Other liabilities	(836,571)	1,447,464	31,791	(197,976)	444,708
Total liabilities	1,997,704	2,075,024	334,620	(591,014)	3,816,334

Redeemable noncontrolling interests	-	-	111,240	-	111,240

Common stock	645	1,727,859	15,016	(1,742,875)	645
Treasury stock	(1,184,243)	-	-	-	(1,184,243)
Additional paid-in-capital	1,160,048	683,048	695,502	(1,378,550)	1,160,048
Retained earnings (deficit)	3,958,320	873,821	(760,823)	(112,998)	3,958,320
Accumulated other comprehensive income	301	-	-	-	301
Total Steel Dynamics, Inc. equity	3,935,071	3,284,728	(50,305)	(3,234,423)	3,935,071
Noncontrolling interests	-	-	(159,082)	-	(159,082)
Total equity	3,935,071	3,284,728	(209,387)	(3,234,423)	3,775,989
Total liabilities and equity	$5,932,775	$5,359,752	$236,473	$(3,825,437)	$7,703,563

Condensed Consolidating Statements of Operations (in thousands)

For the three months ended,			Combined	Consolidating	Total
September 30, 2019	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$976,470	$2,710,767	$205,617	$(1,366,009)	$2,526,845
Costs of goods sold	814,622	2,502,257	188,967	(1,338,840)	2,167,006
Gross profit	161,848	208,510	16,650	(27,169)	359,839
Selling, general and administrative	55,613	74,433	7,827	(6,079)	131,794
Operating income	106,235	134,077	8,823	(21,090)	228,045
Interest expense, net of capitalized interest	18,716	11,536	3,490	(2,403)	31,339
Other income, net	(5,394)	(1,574)	(196)	2,619	(4,545)
Income before income taxes and
equity in net income of subsidiaries	92,913	124,115	5,529	(21,306)	201,251
Income taxes	23,625	29,965	128	(5,075)	48,643
	69,288	94,150	5,401	(16,231)	152,608
Equity in net income of subsidiaries	81,760	-	-	(81,760)	-
Net income attributable to noncontrolling interests	-	-	(1,560)	-	(1,560)
Net income attributable to Steel Dynamics, Inc.	$151,048	$94,150	$3,841	$(97,991)	$151,048

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Condensed Consolidating Information (Continued)

For the three months ended,			Combined	Consolidating	Total
September 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$1,304,801	$3,540,381	$144,145	$(1,765,780)	$3,223,547
Costs of goods sold	956,735	3,163,110	142,005	(1,724,384)	2,537,466
Gross profit	348,066	377,271	2,140	(41,396)	686,081
Selling, general and administrative	78,824	78,694	2,974	(5,983)	154,509
Operating income (loss)	269,242	298,577	(834)	(35,413)	531,572
Interest expense, net of capitalized interest	18,559	12,489	3,134	(2,622)	31,560
Other income, net	(7,121)	(2,292)	(306)	2,616	(7,103)
Income (loss) before income taxes and
equity in net income of subsidiaries	257,804	288,380	(3,662)	(35,407)	507,115
Income taxes	45,599	71,466	420	(8,276)	109,209
	212,205	216,914	(4,082)	(27,131)	397,906
Equity in net income of subsidiaries	186,170	-	-	(186,170)	-
Net loss attributable to noncontrolling interests	-	-	469	-	469
Net income (loss) attributable to Steel Dynamics, Inc.	$398,375	$216,914	$(3,613)	$(213,301)	$398,375

For the nine months ended,			Combined	Consolidating	Total
September 30, 2019	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$3,198,215	$8,837,385	$611,407	$(4,532,212)	$8,114,795
Costs of goods sold	2,628,849	8,141,120	568,914	(4,438,663)	6,900,220
Gross profit	569,366	696,265	42,493	(93,549)	1,214,575
Selling, general and administrative	185,647	221,592	19,891	(17,474)	409,656
Operating income	383,719	474,673	22,602	(76,075)	804,919
Interest expense, net of capitalized interest	56,818	35,107	10,327	(7,470)	94,782
Other income, net	(17,752)	(4,746)	(753)	8,114	(15,137)
Income before income taxes and
equity in net income of subsidiaries	344,653	444,312	13,028	(76,719)	725,274
Income taxes	81,422	107,384	495	(18,208)	171,093
	263,231	336,928	12,533	(58,511)	554,181
Equity in net income of subsidiaries	286,447	-	-	(286,447)	-
Net income attributable to noncontrolling interests	-	-	(4,503)	-	(4,503)
Net income attributable to Steel Dynamics, Inc.	$549,678	$336,928	$8,030	$(344,958)	$549,678

For the nine months ended,			Combined	Consolidating	Total
September 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net sales	$3,635,571	$9,804,316	$417,450	$(4,939,390)	$8,917,947
Costs of goods sold	2,746,516	8,783,145	413,607	(4,826,900)	7,116,368
Gross profit	889,055	1,021,171	3,843	(112,490)	1,801,579
Selling, general and administrative	218,839	233,989	8,550	(16,655)	444,723
Operating income (loss)	670,216	787,182	(4,707)	(95,835)	1,356,856
Interest expense, net of capitalized interest	56,568	36,793	9,489	(7,882)	94,968
Other income, net	(18,299)	(5,612)	(565)	7,875	(16,601)
Income (loss) before income taxes and
equity in net income of subsidiaries	631,947	756,001	(13,631)	(95,828)	1,278,489
Income taxes	127,083	187,794	530	(22,871)	292,536
	504,864	568,207	(14,161)	(72,957)	985,953
Equity in net income of subsidiaries	483,511	-	-	(483,511)	-
Net loss attributable to noncontrolling interests	-	-	2,422	-	2,422
Net income (loss) attributable to Steel Dynamics, Inc.	$988,375	$568,207	$(11,739)	$(556,468)	$988,375

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Condensed Consolidating Information (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands)

For the nine months ended,			Combined	Consolidating	Total
September 30, 2019	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	$368,148	$624,223	$18,893	$(24,036)	$987,228
Net cash used in investing activities	(116,470)	(78,193)	(7,740)	(25,114)	(227,517)
Net cash provided by (used in) financing activities	8,774	(495,488)	(5,030)	49,150	(442,594)
Increase in cash, cash equivalents and
restricted cash	260,452	50,542	6,123	-	317,117
Cash, cash equivalents, and restricted cash
at beginning of period	809,763	14,368	10,292	-	834,423
Cash, cash equivalents, and restricted cash
at end of period	$1,070,215	$64,910	$16,415	$-	$1,151,540

For the nine months ended,			Combined	Consolidating	Total
September 30, 2018	Parent	Guarantors	Non-Guarantors	Adjustments	Consolidated
Net cash provided by operating activities	$401,680	$505,175	$2,101	$15,452	$924,408
Net cash used in investing activities	(617,158)	(106,230)	(4,920)	4,295	(724,013)
Net cash provided by (used in) financing activities	77,165	(405,499)	2,740	(19,747)	(345,341)
Decrease in cash, cash equivalents and	(138,313)	(6,554)	(79)	-	(144,946)
restricted cash
Cash, cash equivalents, and restricted cash	1,002,230	20,748	12,107	-	1,035,085
at beginning of period
Cash, cash equivalents, and restricted cash
at end of period	$863,917	$14,194	$12,028	$-	$890,139

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in domestic or global economies, conditions in the steel and recycled metals market places, Steel Dynamics’ revenues, costs of purchased materials, future profitability and earnings, and the operation of new, existing or planned facilities. These statements, which we generally precede or accompany by such typical conditional words as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project" or "expect," or by the words "may," "will," or "should," are intended to be made as “forward-looking,” subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of uncertain economic conditions; (2) cyclical and changing industrial demand; (3) changes in conditions in any of the steel or scrap-consuming sectors of the economy which affect demand for our products, including the strength of the non-residential and residential construction, automotive, manufacturing, appliance, pipe and tube, and other steel-consuming industries; (4) fluctuations in the cost of key raw materials and supplies (including steel scrap, iron units, zinc, graphite electrodes, and energy costs) and our ability to pass on any cost increases; (5) the impact of domestic and foreign imports, including trade policy, restrictions, or agreements; (6) unanticipated difficulties in integrating or starting up new, existing or planned businesses or assets; (7) risks and uncertainties involving product and/or technology development; and (8) occurrences of unexpected plant outages or equipment failures.

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

Description of the Business

We are one of the largest domestic steel producers and metal recyclers in the United States based on current estimated annual steelmaking and coating capability and actual metals recycling volumes. Our primary source of revenues is from the manufacture and sale of steel products, processing and sale of recycled ferrous and nonferrous metals, and fabrication and sale of steel joists and deck products. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations.

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

Acquisition of United Steel Supply, LLC

On March 1, 2019, we purchased 75% of the equity interest of United Steel Supply, LLC (USS) for cash consideration of $93.4 million, plus a customary working capital transaction purchase price adjustment of $3.7 million in September 2019. Additionally, we have an option to purchase, and the sellers have the option to require us to purchase, the remaining 25% equity interest of USS in the future. Headquartered in Austin, Texas, USS is a leading distributor of painted Galvalume® flat roll steel used for roofing and siding applications, with distribution centers strategically located in Mississippi, Indiana, Arkansas, and Oregon. USS provides us a new, complementary distribution channel and connects us to a rapidly growing industry segment with customers that do not traditionally purchase steel directly from a steel producer. USS’s operating results from and after March 1, 2019, are reflected in our financial statements in the steel operations reporting segment.

Results Overview

Our consolidated results for the third quarter of 2019 continued to be constrained by a challenging steel pricing environment, as well as sharply falling scrap prices. While underlying domestic steel demand remained intact, customers continued to be hesitant to place orders in a falling price environment, resulting in inventory destocking, in conjunction with further weakening scrap prices. Likewise, our metals recycling operations experienced decreased operating income in the third quarter of 2019 compared to 2018, due to the continued downward ferrous scrap pricing environment and resulting slower scrap flows, as well as lower copper and aluminum pricing. The non-residential construction market remained strong, with our fabrication operations metal margins expanding due to increased average selling prices coupled with decreased steel input costs.

Consolidated operating income decreased $303.5 million, or 57%, to $228.0 million for the third quarter 2019, compared to the record levels in the third quarter 2018. Third quarter 2019 net income attributable to Steel Dynamics, Inc. decreased $247.3 million, or 62%, to $151.0 million, compared to the third quarter 2018, consistent with the decreased operating income.

Consolidated operating income decreased $551.9 million, or 41%, to $804.9 million for the first nine months of 2019, compared to the record levels in the first nine months of 2018. First nine months 2019 net income attributable to Steel Dynamics, Inc. decreased $438.7 million, or 44%, to $549.7 million, compared to the first nine months of 2018, consistent with the decreased operating income.

Segment Operating Results 2019 vs. 2018 (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	% Change	2018	2019	% Change	2018
Net sales:
Steel Operations Segment	$2,008,205	(22)%	$2,586,626	$6,396,555	(9)%	$7,004,088
Metals Recycling Operations Segment	574,908	(28)%	800,014	1,968,719	(19)%	2,436,875
Steel Fabrication Operations Segment	246,716	(2)%	250,745	716,809	7%	670,344
Other	77,430	(31)%	111,953	290,688	(11)%	327,651
	2,907,259		3,749,338	9,372,771		10,438,958
Intra-company	(380,414)		(525,791)	(1,257,976)		(1,521,011)
	$2,526,845	(22)%	$3,223,547	$8,114,795	(9)%	$8,917,947

Operating income (loss):
Steel Operations Segment	$234,683	(59)%	$573,848	$835,172	(42)%	$1,441,904
Metals Recycling Operations Segment	(101)	(101)%	14,674	24,480	(61)%	62,027
Steel Fabrication Operations Segment	35,280	169%	13,104	86,567	84%	47,039
Other	(42,441)	37%	(67,113)	(148,514)	20%	(186,137)
	227,421		534,513	797,705		1,364,833
Intra-company	624		(2,941)	7,214		(7,977)
	$228,045	(57)%	$531,572	$804,919	(41)%	$1,356,856

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing sheet and long products steel from ferrous scrap and scrap substitutes, utilizing continuous casting and automated rolling mills, with numerous downstream processing and coating lines, as well as IDI, our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell a diverse portfolio of sheet and long products directly to end-users, steel fabricators, and service centers. These products are used in a wide variety of industry sectors, including the construction, automotive, manufacturing, transportation, heavy equipment and agriculture, and pipe and tube (including OCTG) markets. Steel operations accounted for 76% and 77% of our consolidated external net sales during the third quarters of 2019 and 2018, respectively, and 76% and 75% during the first nine months of 2019 and 2018, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	% Change	2018	2019	% Change	2018

Total shipments	2,711,909	(2)%	2,756,920	8,165,678	2%	8,025,500
Intra-segment shipments	(225,399)		(154,837)	(752,826)		(422,488)
Steel Operations Segment shipments	2,486,510	(4)%	2,602,083	7,412,852	(3)%	7,603,012

External shipments	2,362,915	(5)%	2,489,133	7,096,975	(3)%	7,296,871

Steel Operations Segment
Shipments and Average Selling Price
Shipped Tons (in 000's)
Average Selling Prices per Ton
3,000
2,500
2,000
1,500
1,000
500
0
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$817
$936
$988
$940
$899
$876
$803
2,413
2,588
2,602
2,394
2,437
2,489
2,487
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
2nd Qtr
3rd Qtr
Calendar Year 2018
Calendar Year 2019
Steel Operations Segment Shipments
Steel Operations Segment Average Selling Prices

Segment Results 2019 vs. 2018

Overall domestic steel demand remained steady during the third quarter of 2019, with continued strength in the automotive, construction and other industrial sectors. However, a challenging steel pricing environment has continued throughout 2019, due to customer inventory destocking in conjunction with weakening scrap prices, which has led to decreasing steel selling prices compared to 2018. Steel operations segment shipments decreased 4% in the third quarter 2019, as compared to the same period in 2018. Net sales for the steel operations decreased 22% in the third quarter 2019 when compared to the same period in 2018, due primarily to decreases in overall steel selling prices, particularly in the sheet products, and decreased steel mill shipments. Net sales for the steel operations decreased 9% in the first nine months of 2019 when compared to the same period in 2018, again due to decreases in average steel selling prices and steel segment shipments.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 50 to 60 percent of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations decreased $77, or 22%, in the third quarter 2019, compared to the same period in 2018, consistent with overall decreased domestic scrap pricing. In the first nine months of 2019, our metallic raw material cost per ton decreased $31, or 9% compared to the same period in 2018.

As a result of average selling prices decreasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 20% in the third quarter 2019 compared to the third quarter 2018. Due to this metal spread contraction, most notably in sheet steel, operating income for the steel operations decreased 59%, to $234.7 million, in the third quarter 2019, compared to the record levels in the same period in 2018. First nine months 2019 operating income decreased 42%, to $835.2 million, compared to the first nine months of 2018 record levels, again due to decreased metal spreads and steel segment shipments.

Metals Recycling Operations Segment

Metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, and brokerage services, strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout the eastern half of the United States. In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at hundreds of locations throughout North America. Our steel mills utilize a large portion (approximately 65%) of the ferrous scrap sold by OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Our metals recycling operations accounted for 11% and 12% of our consolidated external net sales during the third quarters of 2019 and 2018, respectively, and 12% and 14% during the first nine months of 2019 and 2018, respectively.

Metals Recycling Operations Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	% Change	2018	2019	% Change	2018
Ferrous metal (gross tons)
Total	1,169,963	(10)%	1,304,164	3,531,003	(10)%	3,908,079
Inter-company	(773,828)	(8)%	(844,802)	(2,326,550)	(9)%	(2,545,602)
External shipments	396,135	(14)%	459,362	1,204,453	(12)%	1,362,477

Nonferrous metals (thousands of pounds)
Total	257,087	(7)%	277,332	815,347	(4)%	852,994
Inter-company	(31,419)		(38,287)	(105,198)		(99,448)
External shipments	225,668	(6)%	239,045	710,149	(6)%	753,546

Segment Results 2019 vs. 2018

Our metals recycling operations have been negatively impacted during 2019 by consistently falling ferrous and nonferrous scrap prices compared to 2018, as well as a somewhat softer steel market as customers were reluctant to purchase during a falling pricing environment, opting instead to defer purchases. Net sales decreased 28% during the third quarter of 2019 compared to the same period in 2018, driven by the combination of decreased shipments and average selling prices. Ferrous shipments to our own steel mills decreased by 8% in the third quarter 2019, compared to the same period in 2018, as our steel mill utilization percentage decreased from 98% to 87% year over year. Ferrous scrap average selling prices decreased 26% during the third quarter 2019 compared to the same period in 2018, while nonferrous average selling prices decreased 13%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) decreased 14%, as selling prices decreased more than unprocessed scrap procurement costs, while nonferrous metal spread decreased 8%. Metals recycling operations operating income decreased 101% to a loss of $100,000 in the third quarter 2019 compared to the third quarter 2018 operating income of $14.7 million, due to decreased ferrous and nonferrous shipments and metal spread contraction.

Net sales for our metals recycling operations decreased 19% in the first nine months of 2019 as compared to the same period in 2018, driven by decreased pricing and shipments. Ferrous scrap average selling prices decreased 16% during the first nine months of 2019 compared to the same period in 2018, while nonferrous average selling prices decreased 7%. Nonferrous metal spread decreased 2%, while ferrous metal spread decreased 12% in the first nine months of 2019 compared to the first nine months of 2018. Metals recycling operations operating income in the first nine months of 2019 of $24.5 million decreased 61% from the same period 2018 operating income of $62.0 million, due to decreased ferrous and nonferrous shipments, and metal spread contraction.

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 10% and 8% of our consolidated external net sales during the third quarters of 2019 and 2018, respectively, and 9% and 8% during the first nine months of 2019 and 2018, respectively.

Steel Fabrication Operations Segment
Volumes and Average Selling Price
Sales Volumes (in 000's)
Average Selling Prices per Ton
200
175
150
125
100
75
50
25
0
$1,800
$1,700
$1,600
$1,500
$1,400
$1,300
$1,200
$1,345
$1,380
$1,461
$1,550
$1,575
$1,538
$1,464
150
158
172
162
145
157
169
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
2nd Qtr
3rd Qtr
Calendar Year 2018
Calendar Year 2019
Steel Fabrication Segment Volumes
Steel Fabrication Segment Average Selling Prices

Segment Results 2019 vs. 2018

Net sales for the steel fabrication operations decreased 2%, during the third quarter 2019 compared to the same period in 2018, as average selling prices were steady, while shipments decreased slightly. Net sales for the segment increased $46.5 million, or 7%, during the first nine months of 2019, compared to the same period in 2018, as shipments decreased 2%, while average selling prices increased $125 per ton, or 9%. Our steel fabrication operations continue to leverage our national operating footprint to sustain market share. Market demand and orders continue to be strong for non-residential construction project development; however, wet weather during the first half of 2019 and other construction delays have somewhat restricted shipments in 2019 compared to 2018.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed decreased 19% in the third quarter 2019, as compared to the same period in 2018. As a result, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) increased 35% in the third quarter 2019 compared to the same period in 2018. Operating income increased 169% to $35.3 million in the third quarter 2019 compared to the same period in 2018, due to the increase in metal spread. For the first nine months of 2019, operating income increased 84% to $86.6 million compared to the first nine months of 2018, due to increased average selling prices and decreased steel cost, as metal spread increased 23% period over period.

Other Operations

Third Quarter Consolidated Results 2019 vs. 2018

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $107.2 million during the third quarter 2019 increased 5% from $102.6 million during the third quarter 2018, representing 4.2% and 3.2% of net sales, respectively. Profit sharing expense during the third quarter of 2019 of $17.8 million was down 61% from the $45.3 million during the same period in 2018, consistent with decreases in pretax income from record levels in 2018.

Interest Expense, net of Capitalized Interest. During the third quarter 2019, interest expense of $31.3 million was comparable to the $31.6 million during the third quarter of 2018, on consistent debt levels.

Income Tax Expense. Third quarter 2019 income tax expense of $48.6 million, at an effective income tax rate of 24.2%, was down 55% from the $109.2 million, at an effective income tax rate of 21.5%, during the third quarter 2018, consistent with decreased pretax income. The third quarter 2018 effective tax rate was lower than the third quarter 2019 effective tax rate due to certain discrete tax benefit items realized in the third quarter 2018.

First Nine Months Consolidated Results 2019 vs. 2018

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $324.5 million during the first nine months of 2019 increased 5% from $310.0 million during the first nine months of 2018, representing 4.0% and 3.5% of net sales, respectively. Profit sharing expense during the first nine months of 2019 of $64.4 million decreased 44% from the $114.3 million during the same period in 2018, consistent with decreases in pretax income from record levels in 2018.

Interest Expense, net of Capitalized Interest. During the first nine months of 2019 and 2018, interest expense of $94.8 million was comparable to the $95.0 million during the same period in 2018, on consistent debt levels.

Income Tax Expense. First nine months 2019 income tax expense of $171.1 million, at an effective income tax rate of 23.6%, was down 42% from the $292.5 million, at an effective income tax rate of 22.9%, during the first nine months of 2018, consistent with decreased pretax income.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, stock repurchases, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our Revolver. Our liquidity at September 30, 2019, is as follows (in thousands):

Cash and equivalents	$1,146,007
Short-term investments	69,529
Revolver availability	1,158,128
Total liquidity	$2,373,664

In October 2019, our corporate credit rating was upgraded to an investment grade credit level by all three credit rating agencies.

Our total outstanding debt increased $60.7 million during the first nine months of 2019 primarily due to revolving debt assumed in conjunction with our acquisition of USS. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 37.6% and 37.9% at September 30, 2019, and December 31, 2018, respectively.

Our senior secured credit facility (Facility), which provides a $1.2 billion Revolver, matures in June 2023. Subject to certain conditions, we have the opportunity to increase the Revolver size by at least $750.0 million. The Facility is guaranteed by certain of our subsidiaries. The Facility is secured by substantially all of our and our wholly-owned subsidiaries’ receivables and inventories, and by pledges of all shares of our wholly-owned subsidiaries’ capital stock or other equity interests, and intercompany debt held by us as collateral. Subsequent to our corporate credit rating upgrade, we began the process to release the collateral securing the Facility, which we expect to be released on or about November 12, 2019. The Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability (which may under certain circumstances be limited) to make capital expenditures; incur indebtedness; permit liens on property; enter into transactions with affiliates; make restricted payments or investments; enter into mergers, acquisitions or consolidations; conduct asset sales; pay dividends or distributions, or enter into other specified transactions and activities. Our ability to borrow funds within the terms of the Revolver is dependent upon our continued compliance with the financial and other covenants. At September 30, 2019, we had $1.2 billion of availability on the Revolver, $41.9 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a net debt (as defined in the Facility) to LTM consolidated adjusted EBITDA (net debt leverage ratio) of not more than 5.00:1.00 must be maintained. If the net debt leverage ratio exceeds 3.50:1:00 at any time, our ability to make certain payments as defined in the Facility (which includes cash dividends to stockholders and share purchases, among other things), is limited. At September 30, 2019, our interest coverage ratio and net debt leverage ratio were 12.22:1.00 and 1.20:1.00, respectively. We were, therefore, in compliance with these covenants at September 30, 2019, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $987.2 million in the first nine months of 2019. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) decreased $124.9 million, excluding the effect of acquired USS working capital, to $1.85 billion at September 30, 2019, due primarily to decreased accounts receivable and inventories consistent with decreased sales and inventory costs.

Capital Investments. During the first nine months of 2019, we invested $293.7 million in property, plant and equipment, primarily within our steel operations segment, compared with $176.5 million invested during the same period in 2018. The increase in the first nine months of 2019 versus the same 2018 period relates primarily to the new Sinton, Texas flat roll steel mill project.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 28% to $0.2400 per share in the first quarter 2019 (from $0.1875 per share in 2018), resulting in declared cash dividends of $158.0 million during the first nine months of 2019, compared to $132.1 million during the same period in 2018. We paid cash dividends of $148.5 million and $125.1 million during the first nine months of 2019 and 2018, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans. In addition, the terms of our Facility and the indentures relating to our senior notes may restrict the amount of cash dividends we can pay.

Other. In August 2018, our board of directors authorized a share repurchase program of up to $750 million of our common stock. Under the share repurchase program, purchases will take place, as and when, we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase program does not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. We acquired 4.1 million shares of our common stock for $115.0 million in the third quarter of 2019 pursuant to this program. We acquired 9.5 million shares of our common stock for $292.4 million in the first nine months of 2019, leaving $106.8 million remaining available to purchase under the program. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

We have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At September 30, 2019, we had a cumulative unrealized loss associated with these financial contracts of $2.5 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, for which a total of $508,000 is recorded in our financial statements as of September 30, 2019.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands) (1)
Quarter ended September 30, 2019

July 1 - 31	246,100	$32.46	246,100	$213,715
August 1 - 31	3,509,700	27.91	3,509,700	115,749
September 1 - 30	302,186	29.77	302,186	106,754
	4,057,986		4,057,986
(1)	On September 4, 2018, we announced that our board of directors had authorized a share purchase program of up to $750.0 million of our common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Information required to be furnished pursuant to Item 4 concerning mine safety disclosure matters, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is included in Exhibit 95 to this quarterly report. There are no mine safety disclosures to report for the three months ended September 30, 2019, therefore, no Exhibit 95 is required.

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

Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Other

95**	Mine Safety Disclosures.

XBRL Documents

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed concurrently herewith
**	Inapplicable for purposes of this report

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 31, 2019

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)