Form 10-Q
period 2020-03-31
STEEL DYNAMICS INC
filed 2020-05-11
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2020

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

As of May 1, 2020, Registrant had 210,332,119 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets	(unaudited)
Current assets
Cash and equivalents	$1,235,478	$1,381,460
Short-term investments	219,193	262,174
Accounts receivable, net	995,324	841,378
Accounts receivable-related parties	3,084	2,958
Inventories	1,644,538	1,689,043
Other current assets	45,351	76,012
Total current assets	4,142,968	4,253,025

Property, plant and equipment, net	3,327,605	3,135,886

Intangible assets, net	320,711	327,901
Goodwill	452,068	452,915
Other assets	101,571	106,038
Total assets	$8,344,923	$8,275,765
Liabilities and Equity
Current liabilities
Accounts payable	$602,875	$509,687
Accounts payable-related parties	9,285	3,657
Income taxes payable	17,806	2,014
Accrued payroll and benefits	124,181	208,287
Accrued interest	39,749	18,292
Accrued expenses	167,718	175,405
Current maturities of long-term debt	70,106	89,356
Total current liabilities	1,031,720	1,006,698

Long-term debt	2,646,012	2,644,988
Deferred income taxes	489,248	484,169
Other liabilities	72,004	75,055
Total liabilities	4,238,984	4,210,910

Commitments and contingencies

Redeemable noncontrolling interests	151,014	143,614

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
266,079,627 and 266,072,787 shares issued; and 210,338,959 and 214,502,639
shares outstanding, as of March 31, 2020 and December 31, 2019, respectively	646	646
Treasury stock, at cost; 55,740,668 and 51,570,148 shares,
as of March 31, 2020 and December 31, 2019, respectively	(1,624,808)	(1,525,113)
Additional paid-in capital	1,183,776	1,181,012
Retained earnings	4,553,882	4,419,296
Accumulated other comprehensive income (loss)	30	(7)
Total Steel Dynamics, Inc. equity	4,113,526	4,075,834
Noncontrolling interests	(158,601)	(154,593)
Total equity	3,954,925	3,921,241
Total liabilities and equity	$8,344,923	$8,275,765

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019

Net sales
Unrelated parties	$2,571,544	$2,814,486
Related parties	3,556	2,949
Total net sales	2,575,100	2,817,435

Costs of goods sold	2,159,871	2,383,865
Gross profit	415,229	433,570

Selling, general and administrative expenses	112,898	111,038
Profit sharing	21,454	23,677
Amortization of intangible assets	7,191	7,013
Operating income	273,686	291,842

Interest expense, net of capitalized interest	28,019	31,122
Other income, net	(2,589)	(6,343)
Income before income taxes	248,256	267,063

Income tax expense	57,420	62,236
Net income	190,836	204,827

Net income attributable to noncontrolling interests	(3,496)	(499)
Net income attributable to Steel Dynamics, Inc.	$187,340	$204,328

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$0.88	$0.91

Weighted average common shares outstanding	213,254	224,058

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$0.88	$0.91

Weighted average common shares and share equivalents outstanding	214,024	224,962

Dividends declared per share	$0.2500	$0.2400

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019

Net income	$190,836	$204,827
Other comprehensive income (loss) - net unrealized gain (loss) on
cash flow hedging derivatives, net of income tax	37	(171)
Comprehensive income	190,873	204,656

Comprehensive income attributable to noncontrolling interests	(3,496)	(499)
Comprehensive income attributable to Steel Dynamics, Inc.	$187,377	$204,157

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019

Operating activities:
Net income	$190,836	$204,827

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	80,259	80,174
Equity-based compensation	17,844	15,308
Deferred income taxes	5,927	12,091
Other adjustments	(264)	728
Changes in certain assets and liabilities:
Accounts receivable	(154,072)	(61,062)
Inventories	44,505	39,469
Other assets	(1,541)	301
Accounts payable	51,596	3,206
Income taxes receivable/payable	52,385	49,850
Accrued expenses	(76,194)	(163,339)
Net cash provided by operating activities	211,281	181,553

Investing activities:
Purchases of property, plant and equipment	(217,535)	(54,436)
Purchases of short-term investments	(149,359)	(49,677)
Proceeds from maturities of short-term investments	192,340	104,737
Acquisition of business, net of cash and restricted cash acquired	-	(93,412)
Other investing activities	518	364
Net cash used in investing activities	(174,036)	(92,424)

Financing activities:
Issuance of current and long-term debt	216,261	121,234
Repayment of current and long-term debt	(235,757)	(115,271)
Dividends paid	(51,481)	(42,239)
Purchases of treasury stock	(106,529)	(84,308)
Other financing activities	(6,152)	(5,720)
Net cash used in financing activities	(183,658)	(126,304)

Decrease in cash, cash equivalents, and restricted cash	(146,413)	(37,175)
Cash, cash equivalents, and restricted cash at beginning of period	1,387,397	834,423

Cash, cash equivalents, and restricted cash at end of period	$1,240,984	$797,248

Supplemental disclosure information:
Cash paid for interest	$8,785	$8,606
Cash paid for income taxes, net	$518	$1,839

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

Steel Operations Segment. Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Heartland Flat Roll Division, United Steel Supply, Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc., Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, with several coating and processing lines. Steel operations accounted for 75% of the company’s consolidated external net sales during the three months ended March 31, 2020 and 2019.

Metals Recycling Operations Segment. Metals recycling operations consists solely of OmniSource, LLC (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services. Metals recycling operations accounted for 11% and 13% of the company’s consolidated external net sales during the three months ended March 31, 2020 and 2019, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 9% and 8% of the company’s consolidated external net sales during the three months ended March 31, 2020 and 2019, respectively.

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

Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owner’s proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries.

Use of Estimates. These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, and accordingly, include amounts that require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in the notes thereto. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, and goodwill; allowances for credit losses for trade receivables, inventories and deferred income tax assets; unrecognized tax benefits; potential environmental liabilities; and litigation claims and settlements. Actual results may differ from these estimates and assumptions.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash and equivalents is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million, $5.9 million, $5.8 million, and $6.2 million at March 31, 2020, December 31, 2019, March 31, 2019, and December 31, 2018, respectively, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies (Continued)

Goodwill

The company’s goodwill consisted of the following at March 31, 2020, and December 31, 2019, (in thousands):

	March 31,	December 31,
	2020	2019

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	178,010	178,857
Steel Fabrication Operations Segment	1,925	1,925
	$452,068	$452,915

Metals Recycling Operations Segment goodwill decreased $847,000 from December 31, 2019 to March 31, 2020, in recognition of the 2020 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

Credit Losses

ASU 2016-13, Financial Instruments - Credit Losses and its subsequent corresponding updates (ASC 326), requires an entity to use a forward-looking expected loss model versus the incurred loss model for most financial instruments, including accounts receivable. The company adopted ASC 326 effective January 1, 2020, using the modified retrospective transition method, with no impact on the company’s financial position, results of operations or cash flows.

The company is exposed to credit risk in the event of nonpayment of accounts receivable by customers. The company mitigates its exposure to credit risk, which it generally extends on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. The allowance for credit losses for accounts receivable is based on the company’s reasonable estimate of known credit risks and historical experience, adjusted for current and anticipated economic and other pertinent factors affecting the company’s customers, that may differ from historical experience. Customer accounts receivable are written off when all collection efforts have been exhausted and the amounts are deemed uncollectible.

At March 31, 2020, we reported $998.4 million of accounts receivable, net of allowances for credit losses of $6.9 million. Changes in the allowance were not material for the three-month period ended March 31, 2020.

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020			2019
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$187,340	213,254	$0.88	$204,328	224,058	$0.91
Dilutive common share equivalents	-	770		-	904
Diluted earnings per share	$187,340	214,024	$0.88	$204,328	224,962	$0.91

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$650,140	$686,831
Supplies	490,401	498,298
Work in progress	160,831	154,669
Finished goods	343,166	349,245
Total inventories	$1,644,538	$1,689,043

Note 4. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for each quarterly period ended March 31, 2020 and 2019:

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss	Interests	Equity	Interests
Balances at December 31, 2019	$646	$(1,525,113)	$1,181,012	$4,419,296	$(7)	$(154,593)	$3,921,241	$143,614
Dividends declared	-	-	-	(52,585)	-	-	(52,585)	-
Noncontrolling investors of USS	-	-	-	-	-	(7,504)	(7,504)	7,400
Share repurchases	-	(106,529)	-	-	-	-	(106,529)	-
Equity-based compensation	-	6,834	2,764	(169)	-	-	9,429	-
Net income	-	-	-	187,340	-	3,496	190,836	-
Other comprehensive loss, net of tax	-	-	-	-	37	-	37	-
Balances at March 31, 2020	$646	$(1,624,808)	$1,183,776	$4,553,882	$30	$(158,601)	$3,954,925	$151,014

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss	Interests	Equity	Interests
Balances at December 31, 2018	$645	$(1,184,243)	$1,160,048	$3,958,320	$301	$(159,082)	$3,775,989	$111,240
Dividends declared	-	-	-	(53,504)	-	-	(53,504)	-
Noncontrolling investors of USS	-	-	-	-		-	-	28,690
Share repurchases	-	(84,308)	-	-	-	-	(84,308)	-
Equity-based compensation	-	6,714	91	(110)	-	-	6,695	-
Net income	-	-	-	204,328	-	499	204,827	-
Other comprehensive loss, net of tax	-	-	-	-	(171)	-	(171)	-
Balances at March 31, 2019	$645	$(1,261,837)	$1,160,139	$4,109,034	$130	$(158,583)	$3,849,528	$139,930

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. The company utilizes derivative instruments to mitigate commodity margin risk, and occasionally to mitigate foreign currency exchange rate risk, and have in the past to mitigate interest rate fluctuation risk. The company routinely enters into forward exchange traded futures and option contracts to manage the price risk associated with nonferrous metals inventory as well as purchases and sales of nonferrous and ferrous metals (primarily aluminum and copper). The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements.

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s significant futures contract commitments as of March 31, 2020:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	1,425
Aluminum	Short	4,475
Copper	Long	8,766
Copper	Short	13,562

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of March 31, 2020, and December 31, 2019, and gains and losses related to derivatives included in the company’s statement of income for the three-month periods ended March 31, 2020, and 2019 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivative instruments designated as hedges
Commodity futures	Other current assets	$3,283	$966	$2,441	$1,011

Derivative instruments not designated as hedges
Commodity futures	Other current assets	2,111	310	2,598	721
Total derivative instruments		$5,394	$1,276	$5,039	$1,732

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $2.6 million at March 31, 2020, and $3.7 million at December 31, 2019, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	three months ended		Hedged items in	in income on	three months ended
	in income on	March 31,		fair value hedge	related hedged	March 31,
	derivatives	2020	2019	relationships	items	2020	2019
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$838	$(1,453)	Firm commitments	Costs of goods sold	$1,739	$(1,499)
				Inventory	Costs of goods sold	(1,239)	721
Derivatives not designated						$500	$(778)
as hedging instruments
Commodity futures	Costs of goods sold	$10,939	$(4,077)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $61,000 and $1.1 million during the three-month periods ended March 31, 2020, and 2019, respectively. Gains excluded from hedge effectiveness testing of $1.4 million decreased cost of goods sold during the three-month period ended March 31, 2020. Losses excluded from hedge effectiveness testing of $2.2 million increased cost of goods sold during the three-month period ended March 31, 2019.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Derivative Financial Instruments (Continued)

Derivatives accounted for as cash flow hedges resulted in net gains of $11,000 and $58,000 recognized in other comprehensive income for the three-month periods ended March 31, 2020, and 2019, respectively. Net losses of $37,000 and net gains of $283,000 were reclassified from accumulated other comprehensive income for the three-month periods ended March 31, 2020, and 2019, respectively. At March 31, 2020, the company expects to reclassify all $39,000 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts.

Note 6. Fair Value Measurements

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2020, and December 31, 2019 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Short-term investments	$219,193	$-	$219,193	$-
Commodity futures – financial assets	5,394	-	5,394	-
Commodity futures – financial liabilities	5,039	-	5,039	-

December 31, 2019
Short-term investments	$262,174	$-	$262,174	$-
Commodity futures – financial assets	1,276	-	1,276	-
Commodity futures – financial liabilities	1,732	-	1,732	-

The carrying amounts of financial instruments including cash and equivalents approximate fair value (Level 1). The fair values of short-term investments and the commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.6 billion and $2.8 billion at March 31, 2020 and December 31, 2019, respectively (with a corresponding carrying amount in the consolidated balance sheet of $2.7 billion at March 31, 2020 and $2.8 billion at December 31, 2019).

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

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
March 31, 2020	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$1,860,585	$234,833	$220,935	$120,342		$-		$2,436,695
External Non-U.S.	81,121	57,024	-	260		-		138,405
Other segments	74,446	336,882	506	88		(411,922)		-
	2,016,152	628,739	221,441	120,690		(411,922)		2,575,100
Operating income (loss)	288,394	5,528	29,163	(46,355)	(1)	(3,044)		273,686
Income (loss) before income taxes	273,555	4,305	27,918	(54,240)		(3,282)	(2)	248,256
Depreciation and amortization	62,427	11,972	2,748	3,112		-		80,259
Capital expenditures	193,273	18,223	4,089	1,950		-		217,535

As of March 31, 2020
Assets	$5,458,553	$918,403	$405,860	$1,619,924	(3)	$(57,817)	(4)	$8,344,923

Footnotes related to the three months ended March 31, 2020, segment results (in millions):

(1)	Corporate SG&A	$(17.2)	(2)	Gross profit decrease from intra-company sales	$(3.3)
	Company-wide equity-based compensation	(8.2)
	Profit sharing	(21.3)
	Other, net	0.3
		$(46.4)

(3)	Cash and equivalents	$1,169.6	(4)	Elimination of intra-company receivables	$(38.6)
	Short-term investments	219.2		Elimination of intra-company debt	(8.1)
	Accounts receivable	8.6		Other	(11.1)
	Inventories	21.1			$(57.8)
	Property, plant and equipment, net	148.8
	Intra-company debt	8.1
	Other	44.5
		$1,619.9

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
March 31, 2019	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$2,044,491	$285,725	$228,429	$113,248		$-		$2,671,893
External Non-U.S.	80,079	65,412	51	-		-		145,542
Other segments	75,595	385,908	189	248		(461,940)		-
	2,200,165	737,045	228,669	113,496		(461,940)		2,817,435
Operating income (loss)	309,078	16,962	20,623	(56,920)	(1)	2,099	(2)	291,842
Income (loss) before income taxes	293,019	15,505	19,351	(62,696)		1,884		267,063
Depreciation and amortization	62,512	11,439	2,967	3,256		-		80,174
Capital expenditures	43,676	6,642	1,993	2,125		-		54,436

Footnotes related to the three months ended March 31, 2019, segment results (in millions):

(1)	Corporate SG&A	$(22.6)	(2)	Gross profit decrease from intra-company sales	$(2.1)
	Company-wide equity-based compensation	(9.0)
	Profit sharing	(23.0)
	Other, net	(2.3)
		$(56.9)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in domestic or global economies, conditions in steel and recycled metals market places, Steel Dynamics' revenues, costs of purchased materials, future profitability and earnings, and the operation of new, existing or planned facilities. These statements, which we generally precede or accompany by such typical conditional words as "anticipate", "intend", "believe", "estimate", "plan", "seek", "project", or "expect", or by the words "may", "will", or "should", are intended to be made as "forward-looking", subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) the effects of uncertain economic conditions; (2) the effects of pandemics or other health issues, such as the recent novel coronavirus outbreak (COVID-19); (3) cyclical and changing industrial demand; (4) changes in conditions in any of the steel or scrap-consuming sectors of the economy which affect demand for our products, including the strength of the non-residential and residential construction, automotive, manufacturing, appliance, energy, and other steel-consuming industries; (5) fluctuations in the cost of key raw materials and supplies (including steel scrap, iron units, zinc, graphite electrodes, and energy costs) and our ability to pass on any cost increases; (6) the impact of domestic and foreign imports, including trade policy, restrictions, or agreements; (7) unanticipated difficulties in integrating or starting up new, acquired or planned businesses or assets; (8) risks and uncertainties involving product and/or technology development; and (9) occurrences of unexpected plant outages or equipment failures.

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth in our most recent Annual Report on Form 10-K under the headings Special Note Regarding Forward-Looking Statements and Risk Factors for the year ended December 31, 2019, in our quarterly reports on Form 10-Q, or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website, www.steeldynamics.com under “Investors – SEC Filings.”

Description of the Business

We are one of the largest domestic steel producers and metal recyclers in the United States based on current estimated annual steelmaking and coating capability and actual metals recycling volumes, with one of the most diversified, high-margin steel product portfolios. Our primary sources of revenue are from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joists and deck products. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations.

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

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic and since that time, efforts to slow the contagion have impacted global economies. Countries, including the United States have issued “shelter in place” orders, temporarily closing businesses and restricting social interactions in this effort to slow the spread of COVID-19.

Due to use of steel in the broad infrastructure and defense framework of the United States, our business operations have been designated as part of the critical infrastructure of all the states in which we operate. As a result, all our facilities continued to operate during the first quarter of 2020, and continue to operate.

Our teams are our most valued priority, and among many precautions, we have implemented numerous additional process and procedural initiatives to ensure the health and safety of our people, their families, and our communities. We have adjusted schedules to support social distancing, provided additional and more frequent sanitizing applications, provided additional protective measures where needed, and many other items.

While COVID-19 had limited impact on our results of operations during the first quarter of 2020, we are unable to predict the ultimate impact it may have on our business, financial condition, results of operations, or cash flow. The extent to which our operations may be impacted by COVID-19 will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the further spread, the duration of the pandemic and its eventual impact on world economies. A prolonged COVID-19 pandemic could materially reduce the supply of scrap and other raw materials and demand for our products, and thus reduce the productivity of our operations, and have a negative impact on our results of operations, financial condition, and cash flows. Certain of our suppliers and customers, such as those in the automotive, energy and related industries, have experienced temporary shutdowns or significant demand reductions. Reduced demand for our products or lack of ferrous scrap raw material supply due to shutdowns or slowdowns in manufacturing businesses could adversely affect our volumes, selling prices, and margins. However, our low, highly variable cost structure, our diversified value-added product offerings, and our downstream manufacturing businesses which are able to provide base-load “pull-through” volume for our steel operations, support our continued cash flow prospects.

Results Overview

Our consolidated results for the first quarter of 2020 benefitted from record steel segment shipments and production, while lower average selling prices compared to first quarter 2019 were a headwind to operating income in our steel and metals recycling segments. Underlying domestic steel demand remained intact during the first quarter 2020, driving steel operations shipments as well as higher ferrous scrap shipments for our metals recycling operations. The non-residential construction market remained strong, resulting in higher quarter over quarter shipments for our fabrication operations, with metal margins holding steady in spite of lower average selling prices.

Consolidated operating income decreased $18.2 million, or 6%, to $273.7 million for the first quarter 2020, compared to the first quarter 2019. First quarter 2020 net income attributable to Steel Dynamics, Inc. decreased $17.0 million, or 8%, to $187.3 million, compared to the first quarter 2019, consistent with the decreased operating income.

Segment Operating Results 2020 vs. 2019 (dollars in thousands)

	Three Months Ended March 31,
	2020	% Change	2019
Net sales:
Steel Operations Segment	$2,016,152	(8)%	$2,200,165
Metals Recycling Operations Segment	628,739	(15)%	737,045
Steel Fabrication Operations Segment	221,441	(3)%	228,669
Other	120,690	6%	113,496
	2,987,022		3,279,375
Intra-company	(411,922)		(461,940)
	$2,575,100	(9)%	$2,817,435

Operating income (loss):
Steel Operations Segment	$288,394	(7)%	$309,078
Metals Recycling Operations Segment	5,528	(67)%	16,962
Steel Fabrication Operations Segment	29,163	41%	20,623
Other	(46,355)	19%	(56,920)
	276,730		289,743
Intra-company	(3,044)		2,099
	$273,686	(6)%	$291,842

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing sheet and long products steel from ferrous scrap and scrap substitutes, utilizing continuous casting and automated rolling mills, with numerous downstream processing and coating lines, as well as IDI, our liquid pig iron production facility that supplies solely the Butler Flat Roll Division. Our steel operations sell a diverse portfolio of sheet and long products directly to end-users, steel fabricators, and service centers. These products are used in a wide variety of industry sectors, including the construction, automotive, manufacturing, transportation, heavy equipment and agriculture, and energy markets. Steel operations accounted for 75% of our consolidated external net sales during the first quarters of 2020 and 2019.

Steel Operations Segment Shipments (tons):

	Three Months Ended March 31,
	2020	% Change	2019

Total shipments	2,847,182	6%	2,684,411
Intra-segment shipments	(253,477)		(247,403)
Steel Operations Segment shipments	2,593,705	6%	2,437,008

External shipments	2,495,164	6%	2,347,209

Steel Operations Segment
Shipments and Average Selling Price
Shipped Tons (in 000's)
Average Selling Prices per Ton
3,000
2,500
2,000
1,500
1,000
500
0
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$899
$876
$803
$760
$773
2,437
2,489
2,487
2,428
2,594
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
Calendar Year 2019
Calendar Year 2020
Steel Operations Segment Shipments
Steel Operations Segment Average Selling Prices

Segment Results 2020 vs. 2019

Overall domestic steel demand remained solid during the first quarter of 2020, driving increased quarterly steel segment shipments and record production compared to the first quarter of 2019. Steel operations segment shipments increased 6% in the first quarter 2020, as compared to the same period in 2019. However, first quarter 2020 average selling prices decreased 14% compared to 2019, a period which was still benefitting from the historically high steel prices of 2018. Net sales for the steel operations decreased 8% in the first quarter 2020 when compared to the same period in 2019, due primarily to decreases in overall steel selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 50 to 60 percent of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations decreased $71, or 21%, in the first quarter 2020, compared to the same period in 2019, consistent with overall decreased domestic scrap pricing.

As a result of average selling prices decreasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 13% in the first quarter 2020 compared to the first quarter 2019. Due to this metal spread contraction more than offsetting the increase in shipments, operating income for the steel operations decreased 7%, to $288.4 million, in the first quarter 2020, compared to the same period in 2019.

Metals Recycling Operations Segment

Metals recycling operations consists solely of OmniSource and includes both ferrous and nonferrous scrap metal processing, transportation, marketing, and brokerage services, strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout the eastern half of the United States. In addition, OmniSource designs, installs, and manages customized scrap management programs for industrial manufacturing companies at hundreds of locations throughout North America. Our steel mills utilize a large portion (approximately 65%) of the ferrous scrap sold by OmniSource as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Our metals recycling operations accounted for 11% and 13% of our consolidated external net sales during the first quarters of 2020 and 2019, respectively.

Metals Recycling Operations Shipments:

	Three Months Ended March 31,
	2020	% Change	2019
Ferrous metal (gross tons)
Total	1,192,144	2%	1,171,361
Inter-company	(798,493)	1%	(788,520)
External shipments	393,651	3%	382,841

Nonferrous metals (thousands of pounds)
Total	272,078	(7)%	292,038
Inter-company	(40,678)		(39,108)
External shipments	231,400	(9)%	252,930

Segment Results 2020 vs. 2019

Our metals recycling operations were negatively impacted during the first quarter of 2020 by decreased ferrous and nonferrous scrap prices compared to the first quarter of 2019, which was still buoyed by the historically higher steel and scrap prices of 2018. Net sales decreased 15% during the first quarter of 2020 compared to the same period in 2019, driven primarily by decreased average selling prices. Ferrous shipments to our own steel mills remained relatively flat in the first quarter 2020, compared to the same period in 2019, as our steel mill utilization percentage increased from 90% to 94% year over year. Ferrous and nonferrous scrap average selling prices decreased 9% during the first quarter 2020 compared to the same period in 2019. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) decreased 4%, as selling prices decreased more than unprocessed scrap procurement costs, while nonferrous metal spread decreased 26%. Metals recycling operations operating income decreased 67% to $5.5 million in the first quarter 2020 compared to the first quarter 2019 operating income of $17.0 million, due primarily to the ferrous and nonferrous metal spread contraction.

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 9% and 8% of our consolidated external net sales during the first quarters of 2020 and 2019, respectively.

Steel Fabrication Operations Segment
Volumes and Average Selling Price
Sales Volumes (in 000's)
Average Selling Prices per Ton
200
175
150
125
100
75
50
25
0
$1,800
$1,700
$1,600
$1,500
$1,400
$1,300
$1,200
$1,575
$1,538
$1,464
$1,419
$1,356
145
157
169
173
163
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
Calendar Year 2019
Calendar Year 2020
Steel Fabrication Segment Volumes
Steel Fabrication Segment Average Selling Prices

Segment Results 2020 vs. 2019

Net sales for the steel fabrication operations decreased $7.2 million, or 3%, during the first quarter 2020 compared to the same period in 2019, as average selling prices decreased 14%, while shipments increased 12%. Our steel fabrication operations continue to leverage our national operating footprint. Market demand, orders and backlog continue to be strong for non-residential construction project development.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed decreased 24% in the first quarter 2020, as compared to the same period in 2019. As a result of steel costs decreasing more than selling prices, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) increased slightly in the first quarter 2020 compared to the same period in 2019. Operating income increased 41% to $29.2 million in the first quarter 2020 compared to the same period in 2019, due primarily to the increase in shipments.

Other Operations

First Quarter Consolidated Results 2020 vs. 2019

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $112.9 million during the first quarter 2020 increased 2% from $111.0 million during the first quarter 2019, representing 4% of net sales during each period. Profit sharing expense during the first quarter of 2020 of $21.5 million was down 9% from the $23.7 million during the same period in 2019, consistent with decreases in pretax income from 2019.

Interest Expense, net of Capitalized Interest. During the first quarter 2020, interest expense of $28.0 million decreased 10% from $31.1 million during the first quarter of 2019. The decrease in net interest expense is due to lower average interest rates on increased debt levels from our fourth quarter 2019 senior note refinancing activity, as well as increased capitalized interest in conjunction with our new electric arc furnace flat roll steel mill currently under construction in Sinton, Texas.

Income Tax Expense. First quarter 2020 income tax expense of $57.4 million, at an effective income tax rate of 23.1%, was down 8% from the $62.2 million, at an effective income tax rate of 23.3%, during the first quarter 2019, consistent with decreased pretax income.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures including those related to the flat roll steel mill currently under construction in Sinton, Texas, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2023), dividends to our shareholders, potential stock repurchases, and acquisitions such as our recently announced planned acquisition of Zimmer, S.A. de C.V., a Mexico ferrous and nonferrous scrap metals recycling business. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at March 31, 2020, is as follows (in thousands):

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures including those related to our flat roll steel mill under construction in Sinton, Texas, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2023), dividends to our shareholders, potential stock repurchases, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at March 31, 2020, is as follows (in thousands):

Cash and equivalents	$1,235,478
Short-term investments	219,193
Revolver availability	1,188,031
Total liquidity	$2,642,702

Our total outstanding debt decreased $18.2 million during the first quarter of 2020, primarily due to repayment of revolving debt at one of our consolidated joint ventures. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 39.8% and 40.2% at March 31, 2020, and December 31, 2019, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver, and matures in December 2024. Subject to certain conditions, we have the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on property. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At March 31, 2020, we had $1.2 billion of availability on the Revolver, $12.0 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At March 31, 2020, our interest coverage ratio and debt to capitalization ratio were 10.54:1.00 and 0.40:1.00, respectively. We were, therefore, in compliance with these covenants at March 31, 2020, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $211.3 million in the first quarter of 2020. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $80.8 million, to $1.7 billion at March 31, 2020, due primarily to increased accounts receivable consistent with increased sales compared to the fourth quarter of 2019.

Capital Investments. During the first quarter of 2020, we invested $217.5 million in property, plant and equipment, primarily within our steel operations segment, compared with $54.4 million invested during the same period in 2019. The increase in the first quarter of 2020 versus the same 2019 period relates primarily to our new flat roll steel mill under construction in Sinton, Texas. We intentionally entered 2020 with sufficient liquidity for the capital requirements necessary to construct the Sinton steel mill. In January 2020, we received the required environmental permitting to allow for full construction efforts, and we anticipate a mid-2021 start-up. For the remainder of 2020, we are planning for capital investments to be roughly $1.2 billion, of which the new flat roll steel mill in Sinton, Texas, represents approximately $1.0 billion. This spending for Sinton is heavily weighted to the second half of 2020, which could be impacted by equipment or other delays due to COVID-19 and related matters. We will continue to assess our capital investment timeline as we gain more visibility into the impact of COVID-19 and could shift some of the planned 2020 investment into 2021 if we believe it is necessary.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 4% to $0.2500 per share in the first quarter 2020 (from $0.2400 per share in 2019), resulting in declared cash dividends of $52.6 million during the first quarter of 2020, compared to $53.5 million during the same period in 2019. The decrease in declared cash dividends quarter over quarter was due to stock repurchases which took place throughout 2019 and into the first quarter of 2020, reducing our common stock shares outstanding. We paid fourth quarter 2019 declared cash dividends of $51.5 million ($0.24 per share), and fourth quarter 2018 declared cash dividends of $42.2 million ($0.1875 per share) during the first quarters of 2020 and 2019, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. In August 2018, our board of directors authorized a share repurchase program of up to $750 million of our common stock. In February 2020, our board authorized an additional share repurchase program of up to $500 million. Under the share repurchase programs, purchases will take place, as and when, we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. We acquired 4.4 million shares of our common stock for $106.5 million in the first quarter of 2020, fully expending the remaining purchases available under the 2018 program, and leaving $444.0 million remaining available to purchase under the 2020 program. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial, business and COVID-19 pandemic conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure that our operating results, cash flows, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flows from operations, together with other available sources of funds, including if necessary borrowings under our Revolver through its term, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements, and anticipated capital expenditures noted above.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At March 31, 2020, we had a cumulative unrealized gain associated with these financial contracts of $355,000, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, for which a total of $450,000 is recorded in our financial statements as of March 31, 2020.

ITEM 1A.    RISK FACTORS

Except as stated below, no material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, the impact of the COVID-19 pandemic can also exacerbate other risks discussed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Pandemics, epidemics, widespread illness or other health issues, such as the recent novel coronavirus outbreak (COVID-19) may adversely affect our business, results of operations, financial condition, cash flows, liquidity, and stock price.

Although we had not experienced the full effects of the recent novel coronavirus outbreak (COVID-19) as of March 31, 2020, the COVID-19 pandemic has and may continue to adversely affect our business, results of operations, financial condition, cash flows, liquidity and stock price. Other pandemics, epidemics, widespread illness or other health issues could also adversely affect us. The COVID-19 pandemic has resulted in various government actions globally, including United States federal and state governmental actions designed to slow the spread of the virus. These actions have included quarantines, “shelter in place,” “stay at home” and “social distancing” orders, business shutdowns or restrictions, travel restrictions and other mitigation efforts, which, among other things, have impacted and may further impact demand for our products, as well as our supply chain. These measures, along with further voluntary measures by businesses and individuals, have impacted and may further impact our working conditions, productivity and operations, as well as those of our customers, suppliers, vendors and business partners. These mitigation measures have also adversely affected and may continue to adversely affect the United States and world economies, resulting in increased unemployment in the United States and the communities in which we operate. However, due to our variable compensation system that rewards productivity, as well as our low fixed cost structure, we have not and do not expect in the future to significantly reduce our workforce due to the COVID-19 pandemic.

We have been identified by governmental authorities as a critical infrastructure industry and have been deemed an essential business in all of the states in which we operate. This has permitted us to continue to advance our commitment to our customers and meet their demand by operating our business consistent with federal guidelines and state and local orders, including social distancing guidelines. In order to promote the health and safety of our employees, our most critical core value, we have implemented certain procedures, such as remote working accommodations, staggering shifts, social distancing guidelines and curtailing in person meetings and travel. These health and safety initiatives are not expected to have a material effect on our operations, but further required limitations and restrictions could adversely affect our results of operations.

Additionally, while we have not currently curtailed our operations, a prolonged COVID-19 pandemic could materially reduce demand for our products and thus reduce the productivity of our operations and have a negative impact on our business, results of operations, financial condition and cash flows. Certain of our suppliers and customers, such as those in the automotive, energy and related industries, have experienced temporary shutdowns or significant demand reductions, adversely affecting our operations. Further reduced demand for our products or raw material supply availability due to shutdowns or slowdowns in businesses could further adversely affect our volumes and margins, results of operations, financial condition and cash flows. Prolonged shutdowns of critical equipment suppliers, or their suppliers, to our planned capital improvements, including our under construction Sinton, Texas Flat Roll Steel Mill expected to commence operations mid-year 2021, could, if they were to occur, cause our planned expansions to be delayed. The COVID-19 pandemic has also caused volatility in the financial and capital markets, which has adversely affected our stock price and may adversely affect our ability to access and the costs associated with accessing the debt or equity capital markets, which could adversely affect our liquidity, which as of March 31, 2020 was approximately $2.6 billion, consisting of approximately $1.4 billion in cash and cash equivalents and short-term investments, and $1.2 billion in availability under our undrawn credit facility.

There is considerable uncertainty regarding the economic and industry impacts, including duration, from COVID-19 and the measures introduced to curtail its spread. Although these highly uncertain impacts cannot be reasonably estimated at this time, general economic conditions, business closures, slow payments from customers, increased bankruptcies, and labor restrictions may adversely affect our business, results of operations, financial condition, cash flows, liquidity and stock price. Additionally, the impact of the COVID-19 pandemic could exacerbate other risks to us, including those discussed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1) (2)
Quarter ended March 31, 2020

January 1 - 31 (1)	443,130	$30.37	443,130	$37,081
February 1 - 29 (1) (2)	1,091,569	28.65	1,091,569	505,812
March 1 - 31 (2)	2,867,518	21.55	2,867,518	444,011
	4,402,217		4,402,217
(1)	On September 4, 2018, we announced that our board of directors had authorized a share purchase program of up to $750.0 million of our common stock. This program was completed in March 2020.
(2)	On February 26, 2020, we announced that our board of directors had authorized an additional share purchase program of up to $500.0 million of our common stock.

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

May 11, 2020

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)