Form 10-Q
period 2020-06-30
STEEL DYNAMICS INC
filed 2020-08-10
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2020

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

As of July 31, 2020, Registrant had 210,364,813 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets
Cash and equivalents	$1,496,458	$1,381,460
Short-term investments	69,546	262,174
Accounts receivable, net	841,593	841,378
Accounts receivable-related parties	2,463	2,958
Inventories	1,567,017	1,689,043
Other current assets	39,043	76,012
Total current assets	4,016,120	4,253,025

Property, plant and equipment, net	3,587,450	3,135,886

Intangible assets, net	313,520	327,901
Goodwill	451,220	452,915
Other assets	100,031	106,038
Total assets	$8,468,341	$8,275,765
Liabilities and Equity
Current liabilities
Accounts payable	$696,845	$509,687
Accounts payable-related parties	5,087	3,657
Income taxes payable	25,411	2,014
Accrued payroll and benefits	148,055	208,287
Accrued interest	11,859	18,292
Accrued expenses	154,243	175,405
Current maturities of long-term debt	73,926	89,356
Total current liabilities	1,115,426	1,006,698

Long-term debt	2,636,722	2,644,988
Deferred income taxes	503,034	484,169
Other liabilities	73,237	75,055
Total liabilities	4,328,419	4,210,910

Commitments and contingencies

Redeemable noncontrolling interests	152,414	143,614

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
266,072,787 and 266,072,787 shares issued; and 210,364,813 and 214,502,639
shares outstanding, as of June 30, 2020 and December 31, 2019, respectively	646	646
Treasury stock, at cost; 55,707,974 and 51,570,148 shares,
as of June 30, 2020 and December 31, 2019, respectively	(1,623,855)	(1,525,113)
Additional paid-in capital	1,191,614	1,181,012
Retained earnings	4,576,629	4,419,296
Accumulated other comprehensive income (loss)	216	(7)
Total Steel Dynamics, Inc. equity	4,145,250	4,075,834
Noncontrolling interests	(157,742)	(154,593)
Total equity	3,987,508	3,921,241
Total liabilities and equity	$8,468,341	$8,275,765

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net sales
Unrelated parties	$2,092,964	$2,766,364	$4,664,508	$5,580,850
Related parties	1,341	4,151	4,897	7,100
Total net sales	2,094,305	2,770,515	4,669,405	5,587,950

Costs of goods sold	1,809,874	2,349,349	3,969,745	4,733,214
Gross profit	284,431	421,166	699,660	854,736

Selling, general and administrative expenses	109,299	106,250	222,197	217,288
Profit sharing	9,092	22,871	30,546	46,548
Amortization of intangible assets	7,190	7,013	14,381	14,026
Operating income	158,850	285,032	432,536	576,874

Interest expense, net of capitalized interest	27,702	32,321	55,721	63,443
Other (income) expense, net	28,103	(4,249)	25,514	(10,592)
Income before income taxes	103,045	256,960	351,301	524,023

Income tax expense	24,280	60,214	81,700	122,450
Net income	78,765	196,746	269,601	401,573

Net income attributable to noncontrolling interests	(3,269)	(2,444)	(6,765)	(2,943)
Net income attributable to Steel Dynamics, Inc.	$75,496	$194,302	$262,836	$398,630

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$0.36	$0.88	$1.24	$1.79

Weighted average common shares outstanding	210,343	221,505	211,798	222,781

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$0.36	$0.87	$1.24	$1.78

Weighted average common shares and share equivalents outstanding	211,378	222,519	212,701	223,741

Dividends declared per share	$0.25	$0.24	$0.50	$0.48

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$78,765	$196,746	$269,601	$401,573
Other comprehensive income (loss) - net unrealized gain (loss) on
cash flow hedging derivatives, net of income tax	186	(52)	223	(223)
Comprehensive income	78,951	196,694	269,824	401,350

Comprehensive income attributable to noncontrolling interests	(3,269)	(2,444)	(6,765)	(2,943)
Comprehensive income attributable to Steel Dynamics, Inc.	$75,682	$194,250	$263,059	$398,407

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating activities:
Net income	$78,765	$196,746	$269,601	$401,573

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	78,721	80,911	158,980	161,085
Equity-based compensation	9,520	9,080	27,364	24,388
Deferred income taxes	14,634	11,550	20,561	23,641
Other adjustments	4,728	(564)	4,464	164
Changes in certain assets and liabilities:
Accounts receivable	154,352	70,624	280	9,562
Inventories	77,521	64,941	122,026	104,410
Other assets	11,137	7,292	9,596	7,593
Accounts payable	69,523	(58,484)	121,119	(55,278)
Income taxes receivable/payable	7,993	(36,428)	60,378	13,422
Accrued expenses	(20,884)	15,805	(97,078)	(147,534)
Net cash provided by operating activities	486,010	361,473	697,291	543,026

Investing activities:
Purchases of property, plant and equipment	(309,716)	(85,120)	(527,251)	(139,556)
Purchases of short-term investments	-	(49,465)	(149,359)	(99,142)
Proceeds from maturities of short-term investments	149,648	109,034	341,988	213,771
Acquisition of business, net of cash and restricted cash acquired	-	-	-	(93,412)
Other investing activities	803	913	1,321	1,277
Net cash used in investing activities	(159,265)	(24,638)	(333,301)	(117,062)

Financing activities:
Issuance of current and long-term debt	1,099,774	125,222	1,316,035	246,456
Repayment of current and long-term debt	(1,103,814)	(133,875)	(1,339,571)	(249,146)
Dividends paid	(52,584)	(53,503)	(104,065)	(95,742)
Purchases of treasury stock	-	(93,136)	(106,529)	(177,444)
Other financing activities	(8,763)	(12)	(14,915)	(5,732)
Net cash used in financing activities	(65,387)	(155,304)	(249,045)	(281,608)

Increase in cash, cash equivalents, and restricted cash	261,358	181,531	114,945	144,356
Cash, cash equivalents, and restricted cash at beginning of period	1,240,984	797,248	1,387,397	834,423

Cash, cash equivalents, and restricted cash at end of period	$1,502,342	$978,779	$1,502,342	$978,779

Supplemental disclosure information:
Cash paid for interest	$59,668	$53,981	$68,453	$62,587
Cash paid for income taxes, net	$1,430	$84,516	$1,948	$86,355

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

Steel Operations Segment. Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Heartland Flat Roll Division, United Steel Supply, Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc., Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, with several coating and processing lines. Steel operations accounted for 78% and 76% of the company’s consolidated external net sales during the three months ended June 30, 2020 and 2019, and 76% of the company's consolidated external net sales during the six months ended June 30, 2020 and 2019.

Metals Recycling Operations Segment. Metals recycling operations consists solely of OmniSource, LLC (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services. Metals recycling operations accounted for 7% and 12% of the company’s consolidated external net sales during the three months ended June 30, 2020 and 2019, respectively, and 10% and 12% of the company’s consolidated external net sales during the six months ended June 30, 2020 and 2019, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 10% and 9% of the company’s consolidated external net sales during the three months ended June 30, 2020 and 2019, respectively and 9% and 8% of the company’s consolidated external net sales during the six months ended June 30, 2020 and 2019, respectively.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies (Continued)

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash and equivalents is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.9 million, $5.5 million, $5.9 million, $6.2 million, $5.8 million, and $6.2 million at June 30, 2020, March 31, 2020, December 31, 2019, June 30, 2019, March 31, 2019, and December 31, 2018, respectively, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following at June 30, 2020, and December 31, 2019, (in thousands):

	June 30,	December 31,
	2020	2019

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	177,162	178,857
Steel Fabrication Operations Segment	1,925	1,925
	$451,220	$452,915

Metals Recycling Operations Segment goodwill decreased $1.7 million from December 31, 2019 to June 30, 2020, in recognition of the 2020 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

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

At June 30, 2020, we reported $844.1 million of accounts receivable, net of allowances for credit losses of $7.7 million. Changes in the allowance were not material for the three and six-month periods ended June 30, 2020.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020			2019
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$75,496	210,343	$0.36	$194,302	221,505	$0.88
Dilutive common share equivalents	-	1,035		-	1,014
Diluted earnings per share	$75,496	211,378	$0.36	$194,302	222,519	$0.87

	Six Months Ended June 30,
	2020			2019
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$262,836	211,798	$1.24	$398,630	222,781	$1.79
Dilutive common share equivalents	-	903		-	960
Diluted earnings per share	$262,836	212,701	$1.24	$398,630	223,741	$1.78

Note 3. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$589,122	$686,831
Supplies	483,323	498,298
Work in progress	150,139	154,669
Finished goods	344,433	349,245
Total inventories	$1,567,017	$1,689,043

Note 4. Debt

In June 2020, the company issued $400.0 million of 2.400% notes due 2025 and $500.0 million of 3.250% notes due 2031. The net proceeds from these notes were used to fund the June 2020 call and redemption of the $400.0 million outstanding principal amount of the company’s 5.250% senior notes due 2023 (“2023 Notes”) at a redemption price of 100.875%, and the $500.0 million outstanding principal amount of the company’s 5.500% senior notes due 2024 (“2024 Notes”) at a redemption price of 102.750%, plus accrued and unpaid interest to, but not including, the date of redemption. The company recorded expenses related to premiums, write off of unamortized debt issuance costs, and other expenses of approximately $22.8 million, which are reflected in other expenses in the consolidated statements of income for the three and six-months ended June 30, 2020.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for three and six-month periods ended June 30, 2020 and 2019:

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss	Interests	Equity	Interests
Balances at December 31, 2019	$646	$(1,525,113)	$1,181,012	$4,419,296	$(7)	$(154,593)	$3,921,241	$143,614
Dividends declared	-	-	-	(52,585)	-	-	(52,585)	-
Noncontrolling investors of USS	-	-	-	-	-	(7,504)	(7,504)	7,400
Share repurchases	-	(106,529)	-	-	-	-	(106,529)	-
Equity-based compensation	-	6,834	2,764	(169)	-	-	9,429	-
Net income	-	-	-	187,340	-	3,496	190,836	-
Other comprehensive loss, net of tax	-	-	-	-	37	-	37	-
Balances at March 31, 2020	646	(1,624,808)	1,183,776	4,553,882	30	(158,601)	3,954,925	151,014
Dividends declared	-	-	-	(52,591)	-	-	(52,591)	-
Noncontrolling investors of USS	-	-	-	-	-	(2,410)	(2,410)	1,400
Share repurchases	-	-	-	-	-	-	-	-
Equity-based compensation	-	953	7,838	(158)	-	-	8,633	-
Net income	-	-	-	75,496	-	3,269	78,765	-
Other comprehensive loss, net of tax	-	-	-	-	186	-	186	-
Balances at June 30, 2020	$646	$(1,623,855)	$1,191,614	$4,576,629	$216	$(157,742)	$3,987,508	$152,414

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Loss	Interests	Equity	Interests
Balances at December 31, 2018	$645	$(1,184,243)	$1,160,048	$3,958,320	$301	$(159,082)	$3,775,989	$111,240
Dividends declared	-	-	-	(53,504)	-	-	(53,504)	-
Noncontrolling investors of USS	-	-	-	-		-	-	28,690
Share repurchases	-	(84,308)	-	-	-	-	(84,308)	-
Equity-based compensation	-	6,714	91	(110)	-	-	6,695	-
Net income	-	-	-	204,328	-	499	204,827	-
Other comprehensive loss, net of tax	-	-	-	-	(171)	-	(171)	-
Balances at March 31, 2019	645	(1,261,837)	1,160,139	4,109,034	130	(158,583)	3,849,528	139,930
Dividends declared	-	-	-	(52,751)	-	-	(52,751)	-
Share repurchases	-	(93,136)	-	-	-	-	(93,136)	-
Equity-based compensation	-	816	7,366	(166)	-	-	8,016	-
Net income	-	-	-	194,302	-	2,444	196,746	-
Other comprehensive loss, net of tax	-	-	-	-	(52)	-	(52)	-
Balances at June 30, 2019	$645	$(1,354,157)	$1,167,505	$4,250,419	$78	$(156,139)	$3,908,351	$139,930

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

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s significant futures contract commitments as of June 30, 2020:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	3,525
Aluminum	Short	4,475
Copper	Long	11,453
Copper	Short	19,493

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of June 30, 2020, and December 31, 2019, and gains and losses related to derivatives included in the company’s statement of income for the three and six-month periods ended June 30, 2020, and 2019 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivative instruments designated as hedges
Commodity futures	Other current assets	$2,060	$966	$4,260	$1,011

Derivative instruments not designated as hedges
Commodity futures	Other current assets	3,500	310	2,588	721
Total derivative instruments		$5,560	$1,276	$6,848	$1,732

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $3.1 million at June 30, 2020, and $3.7 million at December 31, 2019, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	three months ended		Hedged items in	in income on	three months ended
	in income on	June 30,		fair value hedge	related hedged	June 30,
	derivatives	2020	2019	relationships	items	2020	2019
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$(3,287)	$591	Firm commitments	Costs of goods sold	$(484)	$1,415
				Inventory	Costs of goods sold	2,579	(294)
Derivatives not designated						$2,095	$1,121
as hedging instruments
Commodity futures	Costs of goods sold	$(1,289)	$5,487

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Derivative Financial Instruments (Continued)

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	six months ended		Hedged items in	in income on	six months ended
	in income on	June 30,		fair value hedge	related hedged	June 30,
	derivatives	2020	2019	relationships	items	2020	2019
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$(2,449)	$(862)	Firm commitments	Costs of goods sold	$1,255	$(84)
				Inventory	Costs of goods sold	1,340	427
Derivatives not designated						$2,595	$343
as hedging instruments
Commodity futures	Costs of goods sold	$9,650	$1,410

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $2,400 and $1.2 million during the three-month periods ended June 30, 2020, and 2019, respectively, and losses of $59,000 and gains of $32,000 during the six-month periods ended June 30, 2020, and 2019, respectively. Losses excluded from hedge effectiveness testing of $1.2 million increased cost of goods sold during the three-month period ended June 30, 2020 and gains of $1.7 million decreased cost of goods sold during the three-month period ended June 30, 2019. Gains excluded from hedge effectiveness testing of $205,000 decreased cost of goods sold during the six-month period ended June 30, 2020 and losses of $519,000 increased cost of goods sold during the six-month period ended June 30, 2019.

Derivatives accounted for as cash flow hedges resulted in net gains of $480,000 and $88,000 recognized in other comprehensive income for the three-month periods ended June 30, 2020, and 2019, respectively, and net gains of $491,000 and $147,000 for the six-month periods ended June 30, 2020, and 2019, respectively. Net gains of $236,000 and $157,000 were reclassified from accumulated other comprehensive income for the three-month periods ended June 30, 2020, and 2019, respectively, and net gains of $198,000 and $440,000 for the six-month periods ended June 30, 2020, and 2019, respectively. At June 30, 2020, the company expects to reclassify all $284,000 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts.

Note 7. Fair Value Measurements

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

June 30, 2020, and December 31, 2019 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Short-term investments	$69,546	$-	$69,546	$-
Commodity futures – financial assets	5,560	-	5,560	-
Commodity futures – financial liabilities	6,848	-	6,848	-

December 31, 2019
Short-term investments	$262,174	$-	$262,174	$-
Commodity futures – financial assets	1,276	-	1,276	-
Commodity futures – financial liabilities	1,732	-	1,732	-

The carrying amounts of financial instruments including cash and equivalents, and restricted cash approximate fair value
(Level 1). The fair values of short-term investments and the commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.8 billion at June 30, 2020 and December 31, 2019, (with a corresponding carrying amount in the consolidated balance sheet of $2.7 billion at June 30, 2020 and $2.8 billion at December 31, 2019).

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Segment Information (Continued)

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
June 30, 2020	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$1,578,252	$126,818	$214,951	$94,274		$-		$2,014,295
External Non-U.S.	49,775	29,764	300	171		-		80,010
Other segments	71,371	260,106	3,177	-		(334,654)		-
	1,699,398	416,688	218,428	94,445		(334,654)		2,094,305
Operating income (loss)	168,043	(8,715)	27,155	(32,089)	(1)	4,456	(2)	158,850
Income (loss) before income taxes	151,012	(12,654)	25,959	(65,445)		4,173		103,045
Depreciation and amortization	60,686	12,170	2,737	3,128		-		78,721
Capital expenditures	301,179	3,821	2,364	2,352		-		309,716

As of June 30, 2020
Assets	$5,533,365	$867,866	$397,070	$1,718,951	(3)	$(48,911)	(4)	$8,468,341

Footnotes related to the three months ended June 30, 2020, segment results (in millions):

(1)	Corporate SG&A	$(14.5)	(2)	Gross profit increase from intra-company sales	$4.5
	Company-wide equity-based compensation	(9.7)
	Profit sharing	(8.2)
	Other, net	0.3
		$(32.1)

(3)	Cash and equivalents	$1,418.4	(4)	Elimination of intra-company receivables	$(35.5)
	Short-term investments	69.5		Elimination of intra-company debt	(6.5)
	Accounts receivable	11.4		Other	(6.9)
	Inventories	26.9			$(48.9)
	Property, plant and equipment, net	148.2
	Intra-company debt	6.5
	Other	38.1
		$1,719.0

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Segment Information (Continued)

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
June 30, 2019	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$2,040,756	$262,826	$240,439	$99,641		$-		$2,643,662
External Non-U.S.	65,595	60,273	985	-		-		126,853
Other segments	81,834	333,667	-	121		(415,622)		-
	2,188,185	656,766	241,424	99,762		(415,622)		2,770,515
Operating income (loss)	291,411	7,619	30,664	(49,153)	(1)	4,491	(2)	285,032
Income (loss) before income taxes	274,155	6,500	29,466	(57,438)		4,277		256,960
Depreciation and amortization	63,150	11,525	2,974	3,262		-		80,911
Capital expenditures	43,575	12,173	3,019	26,353		-		85,120

Footnotes related to the three months ended June 30, 2019, segment results (in millions):

(1)	Corporate SG&A	$(18.0)	(2)	Gross profit increase from intra-company sales	$4.5
	Company-wide equity-based compensation	(8.4)
	Profit sharing	(21.3)
	Other, net	(1.5)
		$(49.2)

		Metals	Steel
For the six months ended	Steel	Recycling	Fabrication
June 30, 2020	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$3,438,837	$361,651	$435,886	$214,616		$-		$4,450,990
External Non-U.S.	130,896	86,788	300	431		-		218,415
Other segments	145,817	596,988	3,683	88		(746,576)		-
	3,715,550	1,045,427	439,869	215,135		(746,576)		4,669,405
Operating income (loss)	456,437	(3,187)	56,318	(78,444)	(1)	1,412	(2)	432,536
Income (loss) before income taxes	424,567	(8,349)	53,877	(119,685)		891		351,301
Depreciation and amortization	123,113	24,142	5,485	6,240		-		158,980
Capital expenditures	494,452	22,044	6,453	4,302		-		527,251

Footnotes related to the six months ended June 30, 2020, segment results (in millions):

(1)	Corporate SG&A	$(31.7)	(2)	Gross profit increase from intra-company sales	$1.4
	Company-wide equity-based compensation	(17.9)
	Profit sharing	(29.5)
	Other, net	0.7
		$(78.4)

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

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and since that time, efforts to slow the contagion have impacted global economies. Countries, including the United States, issued “shelter in place” orders, temporarily closing non-essential businesses and restricting social interactions in an effort to slow the spread of COVID-19.

Due to use of steel in the broad infrastructure and defense framework of the United States, our business operations are designated “essential” as part of the critical infrastructure of the states where we operate. As a result, all of our locations continued to operate during the first half of 2020 and continue to operate.

Our teams are our most valued priority, and we have implemented numerous additional process and procedural initiatives to ensure the health and safety of our people, their families, and our communities. We have adjusted schedules to support social distancing, provided additional and more frequent sanitizing applications, provided additional protective measures, and many other items.

While the economic impact of COVID-19 negatively impacted our results of operations during the second quarter of 2020, we are unable to specifically quantify that impact or predict the ultimate impact it may have on our business, financial condition, results of operations, or cash flow for the remainder of 2020. The extent to which our operations may continue to be impacted by COVID-19 will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the possibility of a resurgence or further spread of the virus. In addition, the duration of the pandemic and its eventual impact on world economies is not known or estimable. The COVID-19 pandemic significantly reduced the supply of scrap and the demand for some of our steel products during the second quarter 2020, and its continuation could continue to have similar impact. Certain of our suppliers and customers, such as those in the automotive, energy, and related industries, have experienced, and could further experience, temporary shutdowns or significant demand reductions. Reduced demand for our products or lack of ferrous scrap raw material supply due to shutdowns or slowdowns in manufacturing businesses could adversely affect our volumes, selling prices, and margins. However, our low, highly variable cost structure, our diversified value-added product offerings, and our downstream manufacturing businesses which are able to provide base-load “pull-through” volume for our steel operations, support our continued cash flow prospects.

Results Overview

Our consolidated results for the second quarter of 2020 were negatively impacted by the COVID-19 pandemic from the related temporary closures of numerous domestic steel consuming businesses. Domestic steel demand lagged during the second quarter 2020, driving lower steel shipments and selling values, as well as significantly lower scrap flows for our metals recycling operations. The non-residential construction market remained resilient, with construction activity largely intact during the quarter, resulting in steady second quarter 2020 shipments and selling prices for our fabrication operations compared to second quarter 2019.

Consolidated operating income decreased $126.2 million, or 44%, to $158.9 million for the second quarter 2020, compared to the second quarter 2019. Second quarter 2020 net income attributable to Steel Dynamics, Inc. decreased $118.8 million, or 61%, to $75.5 million, compared to the second quarter 2019, consistent with the decreased operating income, and due to the additional expenses and interest associated with our June 2020 refinancing of senior notes.

Consolidated operating income decreased $144.3 million, or 25%, to $432.5 million for the first half of 2020, compared to the first half of 2019. First half 2020 net income attributable to Steel Dynamics, Inc. decreased $135.8 million, or 34%, to $262.8 million, compared to the first half of 2019, consistent with the decreased operating income, and due to the additional expenses and interest associated with our June 2020 refinancing of senior notes.

Segment Operating Results 2020 vs. 2019 (dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
Net sales:
Steel Operations Segment	$1,699,398	(22)%	$2,188,185	$3,715,550	(15)%	$4,388,350
Metals Recycling Operations Segment	416,688	(37)%	656,766	1,045,427	(25)%	1,393,811
Steel Fabrication Operations Segment	218,428	(10)%	241,424	439,869	(6)%	470,093
Other	94,445	(5)%	99,762	215,135	1%	213,258
	2,428,959		3,186,137	5,415,981		6,465,512
Intra-company	(334,654)		(415,622)	(746,576)		(877,562)
	$2,094,305	(24)%	$2,770,515	$4,669,405	(16)%	$5,587,950

Operating income (loss):
Steel Operations Segment	$168,043	(42)%	$291,411	$456,437	(24)%	$600,489
Metals Recycling Operations Segment	(8,715)	(214)%	7,619	(3,187)	(113)%	24,581
Steel Fabrication Operations Segment	27,155	(11)%	30,664	56,318	10%	51,287
Other	(32,089)	35%	(49,153)	(78,444)	26%	(106,073)
	154,394		280,541	431,124		570,284
Intra-company	4,456		4,491	1,412		6,590
	$158,850	(44)%	$285,032	$432,536	(25)%	$576,874

Steel Operations Segment

Steel operations consist of our six electric arc furnace steel mills, producing sheet and long products steel from ferrous scrap and scrap substitutes, utilizing continuous casting and automated rolling mills, with numerous value-added downstream processing and coating lines, as well as IDI, our liquid pig iron production facility that solely supplies our Butler Flat Roll Division. Our steel operations sell a diverse portfolio of value-added sheet and long products directly to end-users, steel fabricators, and service centers. These products are used in a wide variety of industries, including the construction, automotive, manufacturing, transportation, heavy equipment, and agriculture, and energy markets. Steel operations accounted for 78% and 76% of our consolidated external net sales during the second quarter of 2020 and 2019, respectively, and 76% during the first half of 2020 and 2019.

Steel Operations Segment Shipments (tons):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019

Total shipments	2,518,019	(9)%	2,769,358	5,365,201	(2)%	5,453,769
Intra-segment shipments	(257,219)		(280,024)	(510,696)		(527,427)
Steel Operations Segment shipments	2,260,800	(9)%	2,489,334	4,854,505	(1)%	4,926,342

External shipments	2,152,856	(10)%	2,386,851	4,648,020	(2)%	4,734,060

Steel Operations Segment
Shipments and Average Selling Price
Shipped Tons (in 000's)
Average Selling Prices per Ton
3,000
2,500
2,000
1,500
1,000
500
0
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$899
$876
$803
$760
$773
$751
2,437
2,489
2,487
2,428
2,594
2,261
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
2nd Qtr
Calendar Year 2019
Calendar Year 2020
Steel Operations Segment Shipments
Steel Operations Segment Average Selling Prices

Steel Operations Segment Results 2020 vs. 2019

The COVID-19 pandemic negatively impacted our steel operations during the second quarter of 2020. The temporary closure of numerous steel consuming businesses such as automotive manufacturers and the related supply change drove lower selling prices and shipments, particularly for sheet steel products. Conversely, construction related steel demand remained steady. However, steel operations segment shipments decreased only 9% in the second quarter 2020, as compared to the same period in 2019, and decreased only 12% from record first quarter 2020. Second quarter 2020 average selling prices decreased 14%, or $125 per ton, compared to 2019, reflecting the decreased steel demand during the quarter. Net sales for the steel operations decreased 22% in the second quarter 2020 when compared to the same period in 2019, due to decreases in shipments and overall steel selling prices. Net sales for the steel operations decreased 15% in the first half of 2020 when compared to the same period in 2019, due to the decrease in steel demand due to the COVID-19 pandemic, negatively impacting both steel shipments and average selling prices, primarily in the second quarter of 2020.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 50 to 60% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations decreased $50, or 16%, in the second quarter 2020, compared to the same period in 2019, consistent with overall decreased domestic scrap pricing. In the first half of 2020, our metallic raw material cost per ton decreased $61, or 18% compared to the same period in 2019.

As a result of average selling prices decreasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 13% in the second quarter 2020 compared to the second quarter 2019. Due to this metal spread contraction, coupled with the decrease in shipments, operating income for the steel operations decreased 42%, to $168.0 million, in the second quarter 2020, compared to the same period in 2019. First half 2020 operating income decreased 24%, to $456.4 million, compared to the first half of 2019, due primarily to decreased metal spreads and to a lesser extent steel shipping volumes, which decreased only 2%.

Metals Recycling Operations Segment

Metals recycling operations consist of our ferrous and nonferrous scrap metal processing, transportation, marketing, and brokerage services, strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout largely the eastern half of the United States. In addition, our metals recycling operations designs, installs, and manages customized scrap management programs for industrial manufacturing companies at hundreds of locations throughout North America. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the second quarter 2020, 75% of the metals recycling operations ferrous scrap was sold to our own steel mills, as scrap flow slowed and our steel mills were able to maintain 79% utilization compared to 55% estimated domestic steel mill utilization. Our metals recycling operations accounted for 7% and 12% of our consolidated external net sales during the second quarter of 2020 and 2019, respectively, and 10% and 12% during the first half of 2020 and 2019, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
Ferrous metal (gross tons)
Total	802,070	(33)%	1,189,679	1,994,214	(16)%	2,361,040
Inter-company	(604,100)	(21)%	(764,202)	(1,402,593)	(10)%	(1,552,722)
External shipments	197,970	(53)%	425,477	591,621	(27)%	808,318

Nonferrous metals (thousands of pounds)
Total	166,914	(37)%	266,222	438,992	(21)%	558,260
Inter-company	(39,540)		(34,671)	(80,218)		(73,779)
External shipments	127,374	(45)%	231,551	358,774	(26)%	484,481

Metals Recycling Operations Segment Results 2020 vs. 2019

Our metals recycling operations were also negatively impacted during the second quarter of 2020 by the COVID-19 pandemic. Decreased manufacturing activity during the quarter, primarily temporary closures of domestic automotive manufacturers and their related supply chain, resulted in reduced scrap flows. In addition, domestic steel mill utilization rates declined significantly, resulting in decreased ferrous scrap demand. Net sales decreased 37% during the second quarter of 2020 compared to the same period in 2019, driven primarily by decreased shipments. Ferrous shipments to our own steel mills decreased 21% in the second quarter 2020, compared to the same period in 2019, as our quarterly steel mill utilization percentage decreased from 89% to 79% year over year. Ferrous scrap average selling prices decreased 3% during the second quarter 2020 compared to the same period in 2019, while average nonferrous scrap prices increased 7%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) however increased 28%, as selling prices decreased less than unprocessed scrap procurement costs, while nonferrous metal spread decreased 21%. Metals recycling operations operating income decreased 214% to a loss of $8.7 million in the second quarter 2020 compared to the second quarter 2019 operating income of $7.6 million, due primarily to the decrease in ferrous and nonferrous shipments.

Net sales for our metals recycling operations decreased 25% in the first half of 2020 as compared to the same period in 2019, driven by decreased shipments and pricing. Ferrous scrap average selling prices decreased 6% during the first half of 2020 compared to the same period in 2019, while nonferrous average selling prices decreased 3%. Nonferrous metal spread decreased 24%, while ferrous metal spread increased 9% in the first half of 2020 compared to the first half of 2019. Metals recycling operations operating loss in the first half of 2020 of $3.2 million decreased 113% from the first half of 2019 operating income of $24.6 million, due primarily to decreased ferrous and nonferrous shipments, most notably in the second quarter 2020.

Steel Fabrication Operations Segment

Steel fabrication operations include our joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-

residential construction industry. Steel fabrication operations accounted for 10% and 9% of our consolidated external net sales during the second quarter of 2020 and 2019, respectively, and 9% and 8% during the first half of 2020 and 2019, respectively.

Steel Fabrication Operations Segment
Volumes and Average Selling Price
Sales Volumes (in 000's)
Average Selling Prices per Ton
200
175
150
125
100
75
50
25
0
$1,800
$1,700
$1,600
$1,500
$1,400
$1,300
$1,200
$1,575
$1,538
$1,464
$1,419
$1,356
$1,364
145
157
169
173
163
160
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
2nd Qtr
Calendar Year 2019
Calendar Year 2020
Steel Fabrication Segment Volumes
Steel Fabrication Segment Average Selling Prices

Steel Fabrication Operations Segment Results 2020 vs. 2019

Net sales for the steel fabrication operations decreased 10% during the second quarter 2020 compared to the same period in 2019, as average selling prices decreased 11%, or $174 per ton, while shipments increased 2%. Net sales for the segment decreased 6% during the first half of 2020, compared to the same period in 2019, as shipments increased 7%, and average selling prices decreased 13%, or $196 per ton. Our steel fabrication operations continue to leverage our national operating footprint. Market demand, orders and backlog continued to be strong in the second quarter 2020, indicating resilience of the non-residential construction market during the COVID-19 pandemic.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed decreased 16% in the second quarter 2020, as compared to the same period in 2019. As a result of steel costs decreasing less than selling prices per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) decreased 5% in the second quarter 2020 compared to the same period in 2019, and operating income decreased 11% to $27.2 million in the second quarter 2020 compared to the same period in 2019. For the first half of 2020, operating income increased 10% to $56.3 million compared to the first half of 2019, as increased shipments more than offset the 2% decrease in metal spread.

Other Operations

Second Quarter Consolidated Results 2020 vs. 2019

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $109.3 million during the second quarter 2020 were comparable to the $106.3 million during the second quarter 2019, representing 5% and 4% of net sales during each period, respectively. Profit sharing expense during the second quarter of 2020 of $9.1 million was down 60% from the $22.9 million during the same period in 2019. The company-wide profit sharing plan represents 8% of pretax earnings; therefore, our lower second quarter 2020 earnings resulted in lower profit sharing.

Interest Expense, net of Capitalized Interest. During the second quarter 2020, interest expense of $27.7 million decreased 14% from $32.3 million during the second quarter of 2019, due to increased capitalized interest in 2020 in conjunction with our new flat roll steel mill currently under construction in Sinton, Texas.

Income Tax Expense. Second quarter 2020 income tax expense of $24.3 million, at an effective income tax rate of 23.6%, was down 60% from the $60.2 million, at an effective income tax rate of 23.4%, during the second quarter 2019, consistent with decreased income before income taxes.

First Six Months Consolidated Results 2020 vs. 2019

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $222.2 million during the first half of 2020 were comparable to the $217.3 million during the first half of 2019, representing 5% and 4% of net sales, respectively. Profit sharing expense during the first half of 2020 of $30.5 million decreased 34% from the $46.5 million during the same period in 2019. The company-wide profit sharing plan represents 8% of pretax earnings; therefore our lower first half 2020 earnings resulted in lower profit sharing.

Interest Expense, net of Capitalized Interest. During the first half of 2020, interest expense of $55.7 million decreased 12% from $63.4 million during the first half of 2019 due to increased capitalized interest in 2020 in conjunction with our new electric arc furnace flat roll steel mill currently under construction in Sinton, Texas.

Income Tax Expense. First half 2020 income tax expense of $81.7 million, at an effective income tax rate of 23.3%, was down 33% from the $122.5 million, at an effective income tax rate of 23.4%, during the first half of 2019, consistent with decreased income before income taxes.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, currently including those related to our flat roll steel mill under construction in Sinton, Texas, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2024), dividends to our shareholders, potential stock repurchases, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at June 30, 2020, is as follows (in thousands):

Cash and equivalents	$1,496,458
Short-term investments	69,546
Revolver availability	1,188,191
Total liquidity	$2,754,195

Our total outstanding debt decreased $23.7 million during the first half of 2020, primarily due to repayment of revolving debt at two of our consolidated joint ventures. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 39.6% and 40.2% at June 30, 2020, and December 31, 2019, respectively.

In June 2020, we issued $400.0 million of 2.400% notes due 2025 and $500.0 million of 3.250% notes due 2031. The net proceeds from these notes were used to fund the June 2020 call and redemption of the $400.0 million outstanding principal amount of the company’s 5.250% senior notes due 2023 and the $500.0 million outstanding principal amount of the company’s 5.500% senior notes due 2024. We recorded expenses related to premiums, write off of unamortized debt issuance costs, and other expenses of approximately $22.8 million, which are reflected in other expenses in the consolidated statements of income for the second quarter and first half 2020.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver, and matures in December 2024. Subject to certain conditions, we have the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on property. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At June 30, 2020, we had $1.2 billion of availability on the Revolver, $11.8 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At June 30, 2020, our interest coverage ratio and debt to capitalization ratio were 9.45:1.00 and 0.40:1.00, respectively. We were, therefore, in compliance with these covenants at June 30, 2020, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $697.3 million in the first half of 2020 compared to $543.0 million in the comparable 2019 period. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) decreased $223.7 million, to $1.4 billion at June 30, 2020, due primarily to decreased inventories and increased accounts payable, generating operating cash flows during the first half of 2020.

Capital Investments. During the first half of 2020, we invested $527.3 million in property, plant and equipment, primarily within our steel operations segment, compared with $139.6 million invested during the same period in 2019. The increase in the first half of 2020 versus the same period in 2019 relates to our new flat roll steel mill under construction in Sinton, Texas. We entered 2020 with sufficient liquidity of $2.8 billion to provide for our planned 2020 capital requirements, including those necessary to construct the Sinton steel mill. For the remainder of 2020, we are planning for capital investments to be roughly between $800 million and $850 million, of which the new flat roll steel mill in Sinton, Texas, represents approximately $700 million to $750 million.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 4% to $0.25 per share in the first quarter 2020 (from $0.24 per share in 2019), resulting in declared cash dividends of $105.1 million during the first half of 2020, compared to $106.3 million during the same period in 2019. The decrease in declared cash dividends period over period was due to stock repurchases which took place throughout 2019 and into the first quarter of 2020, reducing our common stock shares outstanding. We paid cash dividends of $104.1 million and $95.7 million during the first half of 2020 and 2019, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. In August 2018, our board of directors authorized a share repurchase program of up to $750 million of our common stock. In February 2020, our board authorized an additional share repurchase program of up to $500 million. Under the share repurchase programs, purchases will take place, as and when, we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. We acquired 4.4 million shares of our common stock for $106.5 million in the first half of 2020, all within the first quarter, fully expending the remaining purchases available under the 2018 program, leaving $444.0 million remaining available to purchase under the 2020 program.

Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial, business and the ongoing COVID-19 pandemic conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure that our operating results, cash flows, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flows from operations, together with other available sources of funds, including borrowings under our Revolver, if necessary, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements, and anticipated capital expenditures noted above.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, water, natural gas and its transportation services, fuel, air products, zinc, and electrodes. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of generally up to 5 years for physical commodity requirements and commodity transportation requirements, with some extending beyond, and for up to 13 remaining years for air products. We utilized such “take or pay” requirements during the past three years under these contracts, except for certain air products at our idle Minnesota ironmaking operations. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process, other than certain air products related to our Minnesota ironmaking operations while idle. We also purchase electricity consumed at our Butler Flat Roll Division pursuant to a contract which extends through December 2020, which establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At June 30, 2020, we had a cumulative unrealized loss associated with these financial contracts of $1.3 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, for which a total of $495,000 is recorded in our financial statements as of June 30, 2020.

ITEM 1A.    RISK FACTORS

Except as stated below, no material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, the impact of the COVID-19 pandemic could also exacerbate other risks discussed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Pandemics, epidemics, widespread illness or other health issues, such as the recent novel coronavirus outbreak (COVID-19) may adversely affect our business, results of operations, financial condition, cash flows, liquidity, and stock price.

The COVID-19 pandemic has and may continue to adversely affect our business, results of operations, financial condition, cash flows, liquidity and stock price. Other pandemics, epidemics, widespread illness or other health issues could also adversely affect us. The COVID-19 pandemic has resulted in various government actions globally, including United States federal and state governmental actions designed to slow the spread of the virus and its impacts. These actions have included quarantines, “shelter in place,” “stay at home” and “social distancing” orders, business shutdowns or restrictions, travel restrictions and other mitigation efforts, which, among other things, have impacted and may further impact demand for our products, as well as our supply chain. These measures, along with further voluntary measures by businesses and individuals, have impacted and may further impact our working conditions, productivity and operations, as well as those of our customers, suppliers, vendors and business partners. These mitigation measures have also adversely affected and may continue to adversely affect the United States and world economies, resulting in increased unemployment in the United States and the communities in which we operate. However, due to our variable compensation system that rewards productivity, as well as our low fixed cost structure, we have not and do not expect in the future to significantly reduce our workforce due to the COVID-19 pandemic.

We have been identified by governmental authorities as a critical infrastructure industry and have been deemed an essential business in all of the states in which we operate. This has permitted us to continue to advance our commitment to our customers and meet their demand by operating our business consistent with federal guidelines and state and local orders, including social distancing guidelines. Our teams are our most valued priority, and, we have implemented numerous process and procedural initiatives to ensure the health and safety of our people, their families and our communities. We have adjusted schedules to support social distancing, provided additional and more frequent sanitizing applications, provided additional protective measures, and many other items.. These health and safety initiatives have not and are not expected to have a material effect on our operations, but further required limitations and restrictions could adversely affect our results of operations.

Additionally, while we have not currently curtailed our operations, a prolonged COVID-19 pandemic could further materially reduce demand for our products and thus, reduce the productivity of our operations and have a negative impact on our business, results of operations, financial condition and cash flows. Certain of our suppliers and customers, such as those in the automotive, energy and related industries, have experienced temporary shutdowns or significant demand reductions, adversely affecting our operations. Further reduced demand for our products or raw material supply availability due to shutdowns or slowdowns in businesses could further adversely affect our volumes and margins, results of operations, financial condition and cash flows. Prolonged shutdowns of critical equipment suppliers, or their suppliers, to our planned capital improvements, including our under construction Sinton, Texas Flat Roll Steel Mill expected to commence operations mid-year 2021, could, if they were to occur, cause our planned expansions to be delayed. The COVID-19 pandemic has also caused volatility in the financial and capital markets, which has adversely affected our stock price and may adversely affect our ability to access and the costs associated with accessing the debt or equity capital markets, which could adversely affect our liquidity, which as of June 30, 2020 was approximately $2.8 billion, consisting of approximately $1.4 billion in cash and cash equivalents and short-term investments, and $1.2 billion in availability under our undrawn credit facility.

There is considerable uncertainty regarding the economic and industry impacts, including duration, from the COVID-19 pandemic and the measures introduced to curtail its spread and its impacts. Although these highly uncertain future impacts cannot be reasonably estimated at this time, general economic conditions, business closures, slow payments from customers, increased bankruptcies, and labor restrictions may adversely affect our business, results of operations, financial condition, cash flows, liquidity and stock price. Additionally, the impact of the COVID-19 pandemic could also exacerbate other risks to us, including those discussed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Information required to be furnished pursuant to Item 4 concerning mine safety disclosure matters, if applicable, by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104), is included in Exhibit 95 to this quarterly report. There are no mine safety disclosures to report for the three months ended June 30, 2020, therefore, no Exhibit 95 is required.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Reference is made to the Exhibit Index preceding the signature page hereto, which Exhibit Index is hereby incorporated into this item.

EXHIBIT INDEX

HIDDEN_ROW
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

Instruments Defining the Rights of Security Holders, Including Indentures

4.35

Second Supplemental Indenture, dated as of June 5, 2020, relating to our issuance of $400 million 2.400% Notes due 2025 and $500 million 3.250% Notes due 2031, between Steel Dynamics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.2 to our Form 8-K filed June 5, 2020.

4.36	Form of 2.400% Notes due 2025 (included in Exhibit 4.35), incorporated herein by reference from Exhibit 4.3 to our Form 8-K filed June 5, 2020.

4.37	Form of 3.250% Notes due 2031 (included in Exhibit 4.35), incorporated herein by reference from Exhibit 4.4 to our Form 8-K filed June 5, 2020.

Other

95**	Mine Safety Disclosures.

XBRL Documents

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed concurrently herewith
**	Inapplicable for purposes of this report

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2020

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)