Form 10-Q/A
period 2020-06-30
STEEL DYNAMICS INC
filed 2020-08-11
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Steel Dynamics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2020 (the “Original Filing Date”). The Original Form 10-Q properly disclosed in the Exhibit Index that Exhibit 95 Mine Safety Disclosures was inapplicable for purposes of the Original Form 10-Q. However, the Exhibit 95 Mine Safety Disclosures (“Exhibit 95”) from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the Commission on May 11, 2020, was inadvertently filed with the Original Form 10-Q. This Amendment No. 1 is being filed solely to remove the inadvertently filed Exhibit 95 from the Original Form 10-Q.

Additionally, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including new certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

Except for the removal of the inadvertently filed Exhibit 95, this Amendment No. 1 does not amend the Original Form 10-Q in any way and does not modify or otherwise update any disclosures contained in the Original Form

10-Q, which continues to speak as of the Original Filing Date (including, but not limited to, any forward-looking statements made in the Original Form 10-Q, which have not been revised to reflect events that occurred or facts that became known after the date of the Original Form 10-Q, and such forward-looking statements should be read in their historical context). Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form

10-Q and the Company’s other filings made with the Commission.

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

Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

4.36	Form of 2.400% Notes due 2025 (included in Exhibit 4.35), incorporated herein by reference from Exhibit 4.3 to our Form 8-K filed June 5, 2020.

4.37	Form of 3.250% Notes due 2031 (included in Exhibit 4.35), incorporated herein by reference from Exhibit 4.4 to our Form 8-K filed June 5, 2020.

Other

95**	Mine Safety Disclosures.

XBRL Documents

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed concurrently herewith
**	Inapplicable for purposes of this report
***	Previously furnished and not filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2020

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)