Form 10-Q
period 2020-09-30
STEEL DYNAMICS INC
filed 2020-11-09
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2020

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

As of October 29, 2020, Registrant had 210,366,497 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets
Cash and equivalents	$1,267,618	$1,381,460
Short-term investments	-	262,174
Accounts receivable, net	915,223	841,378
Accounts receivable-related parties	3,619	2,958
Inventories	1,609,216	1,689,043
Other current assets	59,219	76,012
Total current assets	3,854,895	4,253,025

Property, plant and equipment, net	3,862,375	3,135,886

Intangible assets, net	306,574	327,901
Goodwill	474,520	452,915
Other assets	119,192	106,038
Total assets	$8,617,556	$8,275,765
Liabilities and Equity
Current liabilities
Accounts payable	$702,991	$509,687
Accounts payable-related parties	12,690	3,657
Income taxes payable	827	2,014
Accrued payroll and benefits	177,935	208,287
Accrued interest	27,649	18,292
Accrued expenses	171,307	175,405
Current maturities of long-term debt	82,229	89,356
Total current liabilities	1,175,628	1,006,698

Long-term debt	2,636,615	2,644,988
Deferred income taxes	512,503	484,169
Other liabilities	94,011	75,055
Total liabilities	4,418,757	4,210,910

Commitments and contingencies

Redeemable noncontrolling interests	155,414	143,614

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
266,072,787 and 266,072,787 shares issued; and 210,366,497 and 214,502,639
shares outstanding, as of September 30, 2020 and December 31, 2019, respectively	646	646
Treasury stock, at cost; 55,706,290 and 51,570,148 shares,
as of September 30, 2020 and December 31, 2019, respectively	(1,623,805)	(1,525,113)
Additional paid-in capital	1,200,228	1,181,012
Retained earnings	4,624,019	4,419,296
Accumulated other comprehensive income (loss)	95	(7)
Total Steel Dynamics, Inc. equity	4,201,183	4,075,834
Noncontrolling interests	(157,798)	(154,593)
Total equity	4,043,385	3,921,241
Total liabilities and equity	$8,617,556	$8,275,765

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net sales
Unrelated parties	$2,327,224	$2,523,279	$6,991,732	$8,104,129
Related parties	3,608	3,566	8,505	10,666
Total net sales	2,330,832	2,526,845	7,000,237	8,114,795

Costs of goods sold	2,038,017	2,167,006	6,007,762	6,900,220
Gross profit	292,815	359,839	992,475	1,214,575

Selling, general and administrative expenses	118,235	107,242	340,432	324,530
Profit sharing	11,778	17,848	42,324	64,396
Amortization of intangible assets	6,946	6,704	21,327	20,730
Operating income	155,856	228,045	588,392	804,919

Interest expense, net of capitalized interest	18,950	31,339	74,671	94,782
Other (income) expense, net	3,546	(4,545)	29,060	(15,137)
Income before income taxes	133,360	201,251	484,661	725,274

Income tax expense	29,083	48,643	110,783	171,093
Net income	104,277	152,608	373,878	554,181

Net income attributable to noncontrolling interests	(4,134)	(1,560)	(10,899)	(4,503)
Net income attributable to Steel Dynamics, Inc.	$100,143	$151,048	$362,979	$549,678

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$0.48	$0.69	$1.72	$2.49

Weighted average common shares outstanding	210,366	217,873	211,321	221,145

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$0.47	$0.69	$1.71	$2.47

Weighted average common shares and share equivalents outstanding	211,926	219,109	212,443	222,197

Dividends declared per share	$0.25	$0.24	$0.75	$0.72

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$104,277	$152,608	$373,878	$554,181
Other comprehensive income (loss) - net unrealized gain (loss) on
cash flow hedging derivatives, net of income tax	(121)	(39)	102	(262)
Comprehensive income	104,156	152,569	373,980	553,919

Comprehensive income attributable to noncontrolling interests	(4,134)	(1,560)	(10,899)	(4,503)
Comprehensive income attributable to Steel Dynamics, Inc.	$100,022	$151,009	$363,081	$549,416

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating activities:
Net income	$104,277	$152,608	$373,878	$554,181

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	81,752	79,470	240,732	240,555
Equity-based compensation	9,486	8,841	36,850	33,229
Deferred income taxes	10,388	11,311	30,949	34,952
Other adjustments	17,237	(1,116)	21,701	(952)
Changes in certain assets and liabilities:
Accounts receivable	(58,271)	85,633	(57,991)	95,195
Inventories	(38,236)	35,479	83,790	139,889
Other assets	(3,894)	39	5,702	7,632
Accounts payable	645	1,111	121,764	(54,167)
Income taxes receivable/payable	(27,127)	6,293	33,251	19,715
Accrued expenses	55,533	64,533	(41,545)	(83,001)
Net cash provided by operating activities	151,790	444,202	849,081	987,228

Investing activities:
Purchases of property, plant and equipment	(327,647)	(154,131)	(854,898)	(293,687)
Purchases of short-term investments	-	(34,884)	(149,359)	(134,026)
Proceeds from maturities of short-term investments	69,545	79,508	411,533	293,279
Acquisition of business, net of cash and restricted cash acquired	(59,012)	(3,694)	(59,012)	(97,106)
Other investing activities	380	2,746	1,701	4,023
Net cash used in investing activities	(316,734)	(110,455)	(650,035)	(227,517)

Financing activities:
Issuance of current and long-term debt	295,814	128,230	1,611,849	374,686
Repayment of current and long-term debt	(305,911)	(119,988)	(1,645,482)	(369,134)
Dividends paid	(52,592)	(52,751)	(156,657)	(148,493)
Purchases of treasury stock	-	(114,950)	(106,529)	(292,394)
Other financing activities	(1,587)	(1,527)	(16,502)	(7,259)
Net cash used in financing activities	(64,276)	(160,986)	(313,321)	(442,594)

Increase (decrease) in cash, cash equivalents, and restricted cash	(229,220)	172,761	(114,275)	317,117
Cash, cash equivalents, and restricted cash at beginning of period	1,502,342	978,779	1,387,397	834,423

Cash, cash equivalents, and restricted cash at end of period	$1,273,122	$1,151,540	$1,273,122	$1,151,540

Supplemental disclosure information:
Cash paid for interest	$8,597	$9,115	$77,050	$71,702
Cash paid for income taxes, net	$43,900	$29,794	$45,848	$116,149

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

Steel Operations Segment. Steel operations include the company’s Butler Flat Roll Division, Columbus Flat Roll Division, The Techs galvanizing lines, Heartland Flat Roll Division, United Steel Supply, Structural and Rail Division, Engineered Bar Products Division, Vulcan Threaded Products, Inc., Roanoke Bar Division, Steel of West Virginia, and Iron Dynamics, a liquid pig iron (scrap substitute) production facility that supplies solely the Butler Flat Roll Division. These operations include electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, with several coating and processing lines. Steel operations accounted for 73% and 76% of the company’s consolidated external net sales during the three-month periods ended September 30, 2020 and 2019, and 75% and 76% during the nine-month periods ended September 30, 2020 and 2019, respectively.

Metals Recycling Operations Segment. Metals recycling operations consists of OmniSource, LLC (OmniSource), and includes both ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services, including Omni Mexico (formerly Zimmer, S.A de C.V), acquired August 3, 2020 (refer to Note 2. Acquisition). Metals recycling operations accounted for 12% and 11% of the company’s consolidated external net sales during the three-month periods ended September 30, 2020 and 2019, respectively, and 10% and 12% during the nine-month periods ended September 30, 2020 and 2019, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 10% of the company’s consolidated external net sales during the three-month periods ended September 30, 2020 and 2019, and 10% and 9% of the company’s consolidated external net sales during the nine-month periods ended September 30, 2020 and 2019, respectively.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies (Continued)

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash and equivalents is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million at September 30, 2020 and 2019, $5.9 million at June 30, 2020 and December 31, 2019, and $6.2 million at June 30, 2019 and December 31, 2018, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following at September 30, 2020, and December 31, 2019, (in thousands):

	September 30,	December 31,
	2020	2019

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	200,462	178,857
Steel Fabrication Operations Segment	1,925	1,925
	$474,520	$452,915

The company acquired Omni Mexico (formerly Zimmer S.A. de C.V.) on August 3, 2020 (refer to Note 2. Acquisition) resulting in a preliminary purchase price allocation in which $24.1 million of goodwill was recorded in the Metals Recycling Operations segment. Metals Recycling Operations Segment goodwill decreased $2.5 million from December 31, 2019 to September 30, 2020, in recognition of the 2020 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill.

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

At September 30, 2020, the company reported $918.8 million of accounts receivable, net of allowances for credit losses of $8.3 million. Changes in the allowance were not material for the three and nine-month periods ended September 30, 2020.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Acquisition

On August 3, 2020, the company acquired Zimmer, S.A. de C.V. (“Zimmer”) for cash consideration of $59.0 million, a portion of which was used to pay off all existing borrowings of Zimmer in accordance with the purchase agreement. The transaction was funded with available cash. The acquisition of Zimmer is part of the company’s raw material procurement strategy to support its new Texas flat roll steel mill, which is planned to begin operations mid-year 2021. Zimmer is headquartered in Monterrey, Mexico and operates six ferrous and nonferrous scrap facilities strategically positioned near high-volume industrial scrap sources located throughout Central and Northern Mexico, and several third party scrap processing locations. The aggregate purchase price was preliminarily allocated to the opening balance sheet of Zimmer as of August 3, 2020, based on the information available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed: current assets of $30.0 million; property, plant, and equipment of $18.3 million; goodwill of $24.1 million; and liabilities assumed of $13.4 million. The accounting for the acquisition has not yet been completed because the company has not finalized the valuations of the acquired assets, identifiable intangible assets, if any, including goodwill, and assumed liabilities.

Note 3. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020			2019
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$100,143	210,366	$0.48	$151,048	217,873	$0.69
Dilutive common share equivalents	-	1,560		-	1,236
Diluted earnings per share	$100,143	211,926	$0.47	$151,048	219,109	$0.69

	Nine Months Ended September 30,
	2020			2019
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$362,979	211,321	$1.72	$549,678	221,145	$2.49
Dilutive common share equivalents	-	1,122		-	1,052
Diluted earnings per share	$362,979	212,443	$1.71	$549,678	222,197	$2.47

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$628,911	$686,831
Supplies	497,274	498,298
Work in progress	149,929	154,669
Finished goods	333,102	349,245
Total inventories	$1,609,216	$1,689,043

Note 5. Debt

In October 2020, the company issued $350.0 million of 1.650% notes due 2027 and $400.0 million of 3.250% notes due 2050. The net proceeds from these notes will be used to fund the November 2020 call and redemption of the $350.0 million outstanding principal amount of the company’s 4.125% senior notes due 2025 at a redemption price of 102.063%, plus accrued and unpaid interest to, but not including, the date of redemption, and for general corporate purposes. The company will record expenses related to premiums and write off of unamortized debt issuance costs of approximately $10.3 million in other expenses in the fourth quarter of 2020.

In June 2020, the company issued $400.0 million of 2.400% notes due 2025 and $500.0 million of 3.250% notes due 2031. The net proceeds from these notes were used to fund the June 2020 call and redemption of the $400.0 million outstanding principal amount of the company’s 5.250% senior notes due 2023 at a redemption price of 100.875%, and the $500.0 million outstanding principal amount of the company’s 5.500% senior notes due 2024 at a redemption price of 102.750%, plus accrued and unpaid interest to, but not including, the date of redemption. The company recorded expenses related to premiums, write off of unamortized debt issuance costs, and other expenses of approximately $22.8 million, which are reflected in other expenses in the consolidated statements of income for the nine-month period ended September 30, 2020.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for the three and nine-month periods ended September 30, 2020 and 2019:

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2019	$646	$(1,525,113)	$1,181,012	$4,419,296	$(7)	$(154,593)	$3,921,241	$143,614
Dividends declared	-	-	-	(52,585)	-	-	(52,585)	-
Noncontrolling investors of USS	-	-	-	-	-	(7,504)	(7,504)	7,400
Share repurchases	-	(106,529)	-	-	-	-	(106,529)	-
Equity-based compensation	-	6,834	2,764	(169)	-	-	9,429	-
Net income	-	-	-	187,340	-	3,496	190,836	-
Other comprehensive income, net of tax	-	-	-	-	37	-	37	-
Balances at March 31, 2020	646	(1,624,808)	1,183,776	4,553,882	30	(158,601)	3,954,925	151,014
Dividends declared	-	-	-	(52,591)	-	-	(52,591)	-
Noncontrolling investors of USS	-	-	-	-	-	(2,410)	(2,410)	1,400
Share repurchases	-	-	-	-	-	-	-	-
Equity-based compensation	-	953	7,838	(158)	-	-	8,633	-
Net income	-	-	-	75,496	-	3,269	78,765	-
Other comprehensive income, net of tax	-	-	-	-	186	-	186	-
Balances at June 30, 2020	646	(1,623,855)	1,191,614	4,576,629	216	(157,742)	3,987,508	152,414
Dividends declared	-	-	-	(52,592)	-	-	(52,592)	-
Noncontrolling investors of USS	-	-	-	-	-	(4,190)	(4,190)	3,000
Share repurchases	-	-	-	-	-	-	-	-
Equity-based compensation	-	50	8,614	(161)	-	-	8,503	-
Net income	-	-	-	100,143	-	4,134	104,277	-
Other comprehensive loss, net of tax	-	-	-	-	(121)	-	(121)	-
Balances at September 30, 2020	$646	$(1,623,805)	$1,200,228	$4,624,019	$95	$(157,798)	$4,043,385	$155,414

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2018	$645	$(1,184,243)	$1,160,048	$3,958,320	$301	$(159,082)	$3,775,989	$111,240
Dividends declared	-	-	-	(53,504)	-	-	(53,504)	-
Noncontrolling investors of USS	-	-	-	-		-	-	28,690
Share repurchases	-	(84,308)	-	-	-	-	(84,308)	-
Equity-based compensation	-	6,714	91	(110)	-	-	6,695	-
Net income	-	-	-	204,328	-	499	204,827	-
Other comprehensive loss, net of tax	-	-	-	-	(171)	-	(171)	-
Balances at March 31, 2019	645	(1,261,837)	1,160,139	4,109,034	130	(158,583)	3,849,528	139,930
Dividends declared	-	-	-	(52,751)	-	-	(52,751)	-
Share repurchases	-	(93,136)	-	-	-	-	(93,136)	-
Equity-based compensation	-	816	7,366	(166)	-	-	8,016	-
Net income	-	-	-	194,302	-	2,444	196,746	-
Other comprehensive loss, net of tax	-	-	-	-	(52)	-	(52)	-
Balances at June 30, 2019	645	(1,354,157)	1,167,505	4,250,419	78	(156,139)	3,908,351	139,930
Dividends declared	-	-	-	(51,778)	-	-	(51,778)	-
Noncontrolling investors of USS	-	-	-	-	-	(1,321)	(1,321)	3,684
Share repurchases	-	(114,950)	-	-	-	-	(114,950)	-
Equity-based compensation	-	29	8,007	(166)	-	-	7,870	-
Net income	-	-	-	151,048	-	1,560	152,608	-
Other comprehensive loss, net of tax	-	-	-	-	(39)	-	(39)	-
Balances at September 30, 2019	$645	$(1,469,078)	$1,175,512	$4,349,523	$39	$(155,900)	$3,900,741	$143,614

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

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s significant futures contract commitments as of September 30, 2020:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	1,850
Aluminum	Short	3,450
Copper	Long	4,831
Copper	Short	16,284

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of September 30, 2020, and December 31, 2019, and gains and losses related to derivatives included in the company’s statement of income for the three- and nine-month periods ended September 30, 2020, and 2019 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivative instruments designated as hedges
Commodity futures	Other current assets	$2,012	$966	$827	$1,011

Derivative instruments not designated as hedges
Commodity futures	Other current assets	949	310	667	721
Total derivative instruments		$2,961	$1,276	$1,494	$1,732

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $3.5 million at September 30, 2020, and $3.7 million at December 31, 2019, and are reflected in other current assets in the consolidated balance sheets.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Derivative Financial Instruments (Continued)

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	three months ended		Hedged items in	in income on	three months ended
	in income on	September 30,		fair value hedge	related hedged	September 30,
	derivatives	2020	2019	relationships	items	2020	2019
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$3,545	$302	Firm commitments	Costs of goods sold	$(2,156)	$(519)
				Inventory	Costs of goods sold	(1,682)	(182)
Derivatives not designated						$(3,838)	$(701)
as hedging instruments
Commodity futures	Costs of goods sold	$(10,289)	$4,536

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	nine months ended		Hedged items in	in income on	nine months ended
	in income on	September 30,		fair value hedge	related hedged	September 30,
	derivatives	2020	2019	relationships	items	2020	2019
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$1,096	$(560)	Firm commitments	Costs of goods sold	$(901)	$(603)
				Inventory	Costs of goods sold	(342)	245
Derivatives not designated						$(1,243)	$(358)
as hedging instruments
Commodity futures	Costs of goods sold	$(639)	$5,946

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $110,000 and $69,000 during the three-month periods ended September 30, 2020, and 2019, respectively, and gains of $51,000 and $101,000 during the nine-month periods ended September 30, 2020, and 2019, respectively. Losses excluded from hedge effectiveness testing of $403,000 and $399,000 increased cost of goods sold during the three-month periods ended September 30, 2020, and 2019, respectively. Losses excluded from hedge effectiveness testing of $198,000 and $918,000 increased cost of goods sold during the nine-month periods ended September 30, 2020, and 2019, respectively.

Derivatives accounted for as cash flow hedges resulted in net losses of $274,000 and $8,000 recognized in other comprehensive income for the three-month periods ended September 30, 2020, and 2019, respectively, and net gains of $217,000 and $139,000 for the nine-month periods ended September 30, 2020, and 2019, respectively. Net losses of $115,000 and net gains of $43,000 were reclassified from accumulated other comprehensive income for the three-month periods ended September 30, 2020, and 2019, respectively, and net gains of $84,000 and $43,000 for the nine-month periods ended September 30, 2020, and 2019, respectively. At September 30, 2020, the company expects to reclassify all $124,000 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Fair Value Measurements (Continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2020, and December 31, 2019 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Commodity futures – financial assets	$2,961	$-	$2,961	$-
Commodity futures – financial liabilities	1,494	-	1,494	-

December 31, 2019
Short-term investments	$262,174	$-	$262,174	$-
Commodity futures – financial assets	1,276	-	1,276	-
Commodity futures – financial liabilities	1,732	-	1,732	-

The carrying amounts of financial instruments including cash and equivalents, and restricted cash approximate fair value
(Level 1). The fair values of short-term investments and the commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.9 billion and $2.8 billion at September 30, 2020, and December 31, 2019, respectively (with a corresponding carrying amount in the consolidated balance sheet of $2.7 billion at September 30, 2020 and $2.8 billion at December 31, 2019).

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Segment Information (Continued)

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
September 30, 2020	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$1,634,122	$202,034	$241,440	$120,175		$-		$2,197,771
External Non-U.S.	62,409	70,429	98	125		-		133,061
Other segments	79,253	364,010	5,052	62		(448,377)		-
	1,775,784	636,473	246,590	120,362		(448,377)		2,330,832
Operating income (loss)	139,466	12,668	39,231	(34,384)	(1)	(1,125)		155,856
Income (loss) before income taxes	126,825	12,051	38,374	(42,484)		(1,406)	(2)	133,360
Depreciation and amortization	63,538	12,368	2,634	3,212		-		81,752
Capital expenditures	309,421	5,674	5,113	7,439		-		327,647

As of September 30, 2020
Assets	$5,839,628	$1,026,630	$373,085	$1,442,910	(3)	$(64,697)	(4)	$8,617,556

Footnotes related to the three months ended September 30, 2020, segment results (in millions):

(1)	Corporate SG&A	$(14.2)	(2)	Gross profit decrease from intra-company sales	$1.4
	Company-wide equity-based compensation	(9.6)
	Profit sharing	(10.5)
	Other, net	(0.1)
		$(34.4)

(3)	Cash and equivalents	$1,162.3	(4)	Elimination of intra-company receivables	$(49.1)
	Accounts receivable	12.1		Elimination of intra-company debt	(7.2)
	Inventories	61.9		Other	(8.4)
	Property, plant and equipment, net	152.8			$(64.7)
	Intra-company debt	7.2
	Other	46.6
		$1,442.9

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Segment Information (Continued)

		Metals	Steel
For the three months ended	Steel	Recycling	Fabrication
September 30, 2019	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$1,838,682	$230,086	$245,914	$77,330		$-		$2,392,012
External Non-U.S.	83,845	50,823	165	-		-		134,833
Other segments	85,678	293,999	637	100		(380,414)		-
	2,008,205	574,908	246,716	77,430		(380,414)		2,526,845
Operating income (loss)	234,683	(101)	35,280	(42,441)	(1)	624		228,045
Income (loss) before income taxes	217,699	(1,159)	34,080	(49,780)		411	(2)	201,251
Depreciation and amortization	63,170	11,769	2,941	1,590		-		79,470
Capital expenditures	40,818	11,498	3,759	98,056		-		154,131

Footnotes related to the three months ended September 30, 2019, segment results (in millions):

(1)	Corporate SG&A	$(15.4)	(2)	Gross profit increase from intra-company sales	$0.4
	Company-wide equity-based compensation	(8.7)
	Profit sharing	(17.0)
	Other, net	(1.3)
		$(42.4)

		Metals	Steel
For the nine months ended	Steel	Recycling	Fabrication
September 30, 2020	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$5,072,959	$563,685	$677,326	$334,791		$-		$6,648,761
External Non-U.S.	193,305	157,217	398	556		-		351,476
Other segments	225,070	960,998	8,735	150		(1,194,953)		-
	5,491,334	1,681,900	686,459	335,497		(1,194,953)		7,000,237
Operating income (loss)	595,903	9,481	95,549	(112,828)	(1)	287		588,392
Income (loss) before income taxes	551,392	3,702	92,251	(162,169)		(515)	(2)	484,661
Depreciation and amortization	186,651	36,510	8,119	9,452		-		240,732
Capital expenditures	803,873	27,718	11,566	11,741		-		854,898

Footnotes related to the nine months ended September 30, 2020, segment results (in millions):

(1)	Corporate SG&A	$(45.9)	(2)	Gross profit decrease from intra-company sales	$(0.5)
	Company-wide equity-based compensation	(27.5)
	Profit sharing	(40.0)
	Other, net	0.6
		$(112.8)

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

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and since that time, efforts to slow the contagion have impacted global economies. Countries, including the United States, issued “shelter in place” orders, temporarily closing non-essential businesses and restricting social interactions in an effort to slow the spread of COVID-19. States began to reopen during the second quarter 2020, and domestic manufacturing improved.

Due to use of steel in the broad infrastructure and defense framework of the United States, our business operations are designated “essential” as part of the critical infrastructure of the states where we operate. As a result, all of our locations continued to operate during the first nine months of 2020 and continue to operate.

Our teams are our most valued priority, and we have implemented numerous additional process and procedural initiatives to ensure the health and safety of our people, their families, and our communities. We have adjusted schedules to support social distancing, provided additional and more frequent sanitizing applications, provided additional protective measures, and many other items.

While the continuing economic impact of COVID-19 negatively impacted our results of operations during the second and third quarters of 2020, we are unable to specifically quantify that impact or predict the ultimate impact it may have on our business, financial condition, results of operations, or cash flow for the remainder of the year. The extent to which our operations may continue to be impacted by COVID-19 will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the possibility of a resurgence or further spread of the virus. In addition, the duration of the pandemic and its eventual impact on domestic and world economies is not known or estimable. The COVID-19 pandemic significantly reduced the supply of scrap and the demand for some of our steel products during the second quarter 2020, with lingering effects on average selling prices impacting third quarter 2020 results. Certain of our suppliers and customers, such as those in the automotive, energy, and related industries, have experienced, and could further experience, temporary shutdowns or significant demand reductions. Reduced demand for our products or lack of ferrous scrap raw material supply due to shutdowns or slowdowns in manufacturing businesses could adversely affect our volumes, selling prices, and margins. However, our low, highly variable cost structure, our diversified value-added product offerings, and our downstream manufacturing businesses which are able to provide base-load “pull-through” volume for our steel operations, support our continued cash flow prospects.

Results Overview

Our consolidated results for the third quarter of 2020 were negatively impacted by the continuing COVID-19 pandemic, although the related temporary closures of numerous domestic steel consuming businesses during the second quarter were largely reversed during the third quarter, as most industrial activity resumed. Domestic steel demand rebounded meaningfully during the third quarter 2020 compared to the sequential second quarter, driving higher steel shipments, as well as significantly higher scrap flows and profitability for our metals recycling operations. The non-residential construction market remained strong, with construction activity largely intact during the quarter, resulting in record third quarter 2020 shipments and operating income for our fabrication operations.

Consolidated operating income decreased $72.2 million, or 32%, to $155.9 million for the third quarter 2020, compared to the third quarter 2019. Third quarter 2020 net income attributable to Steel Dynamics, Inc. decreased $50.9 million, or 34%, to $100.1 million, compared to the third quarter 2019, consistent with the decreased operating income.

Consolidated operating income decreased $216.5 million, or 27%, to $588.4 million for the first nine months of 2020, compared to the first nine months of 2019. First nine months 2020 net income attributable to Steel Dynamics, Inc. decreased $186.7 million, or 34%, to $363.0 million, compared to the first nine months of 2019, consistent with the decreased operating income, and due to the additional expenses and interest associated with our June 2020 refinancing of senior notes.

Segment Operating Results 2020 vs. 2019 (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019
Net sales:
Steel Operations Segment	$1,775,784	(12)%	$2,008,205	$5,491,334	(14)%	$6,396,555
Metals Recycling Operations Segment	636,473	11%	574,908	1,681,900	(15)%	1,968,719
Steel Fabrication Operations Segment	246,590	( - )%	246,716	686,459	(4)%	716,809
Other	120,362	55%	77,430	335,497	15%	290,688
	2,779,209		2,907,259	8,195,190		9,372,771
Intra-company	(448,377)		(380,414)	(1,194,953)		(1,257,976)
	$2,330,832	(8)%	$2,526,845	$7,000,237	(14)%	$8,114,795

Operating income (loss):
Steel Operations Segment	$139,466	(41)%	$234,683	$595,903	(29)%	$835,172
Metals Recycling Operations Segment	12,668	N/A	(101)	9,481	(61)%	24,480
Steel Fabrication Operations Segment	39,231	11%	35,280	95,549	10%	86,567
Other	(34,384)	19%	(42,441)	(112,828)	24%	(148,514)
	156,981		227,421	588,105		797,705
Intra-company	(1,125)		624	287		7,214
	$155,856	(32)%	$228,045	$588,392	(27)%	$804,919

Steel Operations Segment

Steel operations consist of our six electric arc furnace steel mills, producing sheet and long products steel from ferrous scrap and scrap substitutes, utilizing continuous casting and automated rolling mills, with numerous value-added downstream processing and coating lines, as well as IDI, our liquid pig iron production facility that solely supplies our Butler Flat Roll Division. Our steel operations sell a diverse portfolio of value-added sheet and long products directly to end-users, steel fabricators, and service centers. These products are used in a wide variety of industries, including the construction, automotive, manufacturing, transportation, heavy equipment, and agriculture, and energy markets. Steel operations accounted for 73% and 76% of our consolidated external net sales during the third quarter of 2020 and 2019, respectively, and 75% and 76% during the first nine months of 2020 and 2019.

Steel Operations Segment Shipments (tons):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019

Total shipments	2,682,686	(1)%	2,711,909	8,047,887	(1)%	8,165,678
Intra-segment shipments	(244,185)		(225,399)	(754,881)		(752,826)
Steel Operations Segment shipments	2,438,501	(2)%	2,486,510	7,293,006	(2)%	7,412,852

External shipments	2,310,004	(2)%	2,362,915	6,958,024	(2)%	7,096,975

Steel Operations Segment
Shipments and Average Selling Price
Shipped Tons (in 000's)
Average Selling Prices per Ton
3,000
2,500
2,000
1,500
1,000
500
0
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$899
$876
$803
$760
$773
$751
$728
2,437
2,489
2,487
2,428
2,594
2,261
2,439
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
2nd Qtr
3rd Qtr
Calendar Year 2019
Calendar Year 2020
Steel Operations Segment Shipments
Steel Operations Segment Average Selling Prices

Steel Operations Segment Results 2020 vs. 2019

The COVID-19 pandemic continued to negatively impact our steel operations during the third quarter of 2020. In spite of increased sequential quarterly shipments driven by the reopening of numerous steel consuming businesses such as automotive manufacturers and their related supply chain, average selling prices continued to decline, particularly for sheet steel products. Overall segment pricing continued to trend lower in the third quarter of 2020 compared to the same period in 2019. Third quarter 2020 average selling prices decreased 9%, or $75 per ton, compared to third quarter 2019, reflecting the lag in price recovery during the quarter compared to prior year. Steel operations segment shipments decreased only 2% in the third quarter 2020, as compared to the same period in 2019, but increased 8% from second quarter 2020, which was adversely impacted by COVID-19 related steel consuming business closures. Net sales for the steel operations decreased 12% in the third quarter 2020 when compared to the same period in 2019, due to the 9% decrease in average steel selling prices and 2% decrease in shipments. Net sales for the steel operations decreased 14% in the first nine months of 2020 when compared to the same period in 2019, due to the decrease in steel demand primarily due to the COVID-19 pandemic, negatively impacting both steel shipments (down 2%) and average selling prices (down 12%), most notably in the second quarter of 2020.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 50 to 60% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations decreased $16, or 6%, in the third quarter 2020, compared to the same period in 2019, consistent with overall decreased domestic scrap pricing. In the first nine months of 2020, our metallic raw material cost per ton decreased $45, or 15% compared to the same period in 2019.

As a result of average selling prices decreasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 11% in the third quarter 2020 compared to the third quarter 2019. Due to this metal spread contraction, coupled with the slight decrease in shipments, operating income for the steel operations decreased 41%, to $139.5 million, in the third quarter 2020, compared to the same period in 2019. First nine months 2020 operating income decreased 29%, to $595.9 million, compared to the first nine months of 2019, due primarily to an 11% decrease in metal spreads, and to a lesser extent the 2% lower steel shipping volumes.

Metals Recycling Operations Segment

Metals recycling operations consist of our ferrous and nonferrous scrap metal processing, transportation, marketing, and brokerage services, strategically located primarily in close proximity to our steel mills and other end-user scrap consumers throughout largely the eastern half of the United States, as well as in Central and Northern Mexico. In addition, our metals recycling operations designs, installs, and manages customized scrap management programs for industrial manufacturing companies at hundreds of locations throughout North America. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the third quarter 2020, 71% of the metals recycling operations ferrous scrap was sold to our own steel mills, as our steel mills were able to maintain 85% utilization compared to 64% estimated domestic steel mill utilization. Our metals recycling operations accounted for 12% and 11% of our consolidated external net sales during the third quarter of 2020 and 2019, respectively, and 10% and 12% during the first nine months of 2020 and 2019, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019
Ferrous metal (gross tons)
Total	1,256,351	7%	1,169,963	3,250,565	(8)%	3,531,003
Inter-company	(886,775)	15%	(773,828)	(2,289,368)	(2)%	(2,326,550)
External shipments	369,576	(7)%	396,135	961,197	(20)%	1,204,453

Nonferrous metals (thousands of pounds)
Total	267,338	4%	257,087	706,330	(13)%	815,347
Inter-company	(42,026)		(31,419)	(122,244)		(105,198)
External shipments	225,312	( - )%	225,668	584,086	(18)%	710,149

Metals Recycling Operations Segment Results 2020 vs. 2019

Our metals recycling operations benefitted from a rebound in manufacturing activity during the third quarter of 2020 compared to the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Scrap flows increased as temporary closures of domestic automotive manufacturers and their related supply chain were lifted. In addition, domestic steel mill utilization rates rose from the trough experienced in the sequential second quarter, resulting in increased ferrous scrap demand. Net sales increased 11% during the third quarter of 2020 compared to the same period in 2019, driven by increased shipments and higher average selling prices. Ferrous scrap average selling prices increased 13% during the third quarter 2020 compared to the same period in 2019, while average nonferrous scrap prices increased 6%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) increased 26%, while nonferrous metal spread increased 4% during the third quarter 2020 compared to the same period in 2019. This resulted in metals recycling operations operating income increasing to $12.7 million in the third quarter 2020 compared to the third quarter 2019 operating loss of $101,000.

Net sales for our metals recycling operations decreased 15% in the first nine months of 2020 as compared to the same period in 2019, driven by decreased shipments in conjunction with slowdowns in industrial activity due to the COVID-19 pandemic, most notably in the second quarter. Ferrous and nonferrous scrap average selling prices were flat during the first nine months of 2020 compared to the same period in 2019. Nonferrous metal spread decreased 15%, while ferrous metal spread increased 15% in the first nine months of 2020 compared to the same period in 2019. Metals recycling operations operating income in the first nine months of 2020 decreased 61% to $9.5 million from the first nine months of 2019 operating income of $24.5 million, due primarily to decreased ferrous and nonferrous shipments, mostly in the second quarter 2020.

Steel Fabrication Operations Segment

Steel fabrication operations include our joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 10% of our consolidated external net sales during the third quarter of 2020 and 2019, and 10% and 9% during the first nine months of 2020 and 2019, respectively.

Steel Fabrication Operations Segment
Volumes and Average Selling Price
Sales Volumes (in 000's)
Average Selling Prices per Ton
200
175
150
125
100
75
50
25
0
$1,800
$1,700
$1,600
$1,500
$1,400
$1,300
$1,200
$1,575
$1,538
$1,464
$1,419
$1,356
$1,364
$1,375
145
157
169
173
163
160
179
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
2nd Qtr
3rd Qtr
Calendar Year 2019
Calendar Year 2020
Steel Fabrication Segment Volumes
Steel Fabrication Segment Average Selling Prices

Steel Fabrication Operations Segment Results 2020 vs. 2019

Net sales for the steel fabrication operations were flat during the third quarter 2020 compared to the same period in 2019, as average selling prices decreased 6%, or $89 per ton, while shipments increased 6% to a quarterly record 179,000 tons. Net sales for the segment decreased 4% during the first nine months of 2020, compared to the same period in 2019, as shipments increased 7%, and average selling prices decreased 10%, or $158 per ton. Our steel fabrication operations continue to leverage our national operating footprint. Market demand, orders and backlog continued to be strong in the third quarter 2020, indicating resilience of the non-residential construction market during the COVID-19 pandemic.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed decreased 11% in the third quarter 2020, as compared to the same period in 2019. As a result of steel costs decreasing slightly less than selling prices per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) decreased only 1% in the third quarter 2020 compared to the same period in 2019. Operating income increased 11% to a record $39.2 million in the third quarter 2020 compared to the same period in 2019 on increased shipments. For the first nine months of 2020, operating income increased 10% to $95.5 million compared to the first nine months of 2019, as increased shipments more than offset a 2% decrease in metal spread.

Other Operations

Third Quarter Consolidated Results 2020 vs. 2019

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $118.2 million during the third quarter 2020 increased 10% from the $107.2 million during the third quarter 2019, representing 5% and 4% of net sales during each period, respectively. This increase relates primarily to non-capitalized expenses incurred during construction of our new flat roll steel mill. Profit sharing expense during the third quarter of 2020 of $11.8 million was down 34% from the $17.8 million during the same period in 2019. The company-wide profit sharing plan represents 8% of pretax earnings; therefore, our lower third quarter 2020 earnings resulted in lower profit sharing.

Interest Expense, net of Capitalized Interest. During the third quarter 2020, interest expense of $19.0 million decreased 40% from $31.3 million during the third quarter of 2019, due to decreased interest rates from our December 2019 and June 2020 refinancing of $1.6 billion of high yield senior notes, and increased capitalized interest in 2020 in conjunction with our new flat roll steel mill currently under construction in Sinton, Texas.

Income Tax Expense. Third quarter 2020 income tax expense of $29.1 million, at an effective income tax rate of 21.8%, was down 40% from the $48.6 million, at an effective income tax rate of 24.2%, during the third quarter 2019, consistent with decreased income before income taxes.

First Nine Months Consolidated Results 2020 vs. 2019

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $340.4 million during the first nine months of 2020 were up 5% from the $324.5 million during the first nine months of 2019, representing 5% and 4% of net sales, respectively. This increase relates primarily to non-capitalized expenses incurred during construction of our new flat roll steel mill. Profit sharing expense during the first nine months of 2020 of $42.3 million decreased 34% from the $64.4 million during the same period in 2019. The company-wide profit sharing plan represents 8% of pretax earnings; therefore, our lower first nine months 2020 earnings resulted in lower profit sharing.

Interest Expense, net of Capitalized Interest. During the first nine months of 2020, interest expense of $74.7 million decreased 21% from $94.8 million during the first nine months of 2019 due to decreased interest rates from our December 2019 and June 2020 refinancing of $1.6 billion of high yield senior notes, and increased capitalized interest in 2020 in conjunction with our new electric arc furnace flat roll steel mill currently under construction in Sinton, Texas.

Income Tax Expense. First nine months 2020 income tax expense of $110.8 million, at an effective income tax rate of 22.9%, was down 35% from the $171.1 million, at an effective income tax rate of 23.6%, during the first nine months of 2019, consistent with decreased income before income taxes.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, currently including those related to our flat roll steel mill under construction in Sinton, Texas, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2024), dividends to our shareholders, potential stock repurchases, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at September 30, 2020, is as follows (in thousands):

Cash and equivalents	$1,267,618
Revolver availability	1,187,940
Total liquidity	$2,455,558

Our total outstanding debt decreased $15.5 million during the first nine months of 2020, primarily due to lower revolving debt at two of our consolidated joint ventures. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 39.3% and 40.2% at September 30, 2020, and December 31, 2019, respectively.

In October 2020, we issued $350.0 million of 1.650% notes due 2027 and $400.0 million of 3.250% notes due 2050. The net proceeds from these notes will be used to fund the November 2020 call and redemption of the $350.0 million outstanding principal amount of our 4.125% senior notes due 2025 at a redemption price of 102.063%, plus accrued and unpaid interest to, but not including, the date of redemption, and for general corporate purposes. We will record expenses related to premiums and write off of unamortized debt issuance costs of approximately $10.3 million in other expenses in the fourth quarter of 2020.

In June 2020, we issued $400.0 million of 2.400% notes due 2025 and $500.0 million of 3.250% notes due 2031. The net proceeds from these notes were used to fund the June 2020 call and redemption of the $400.0 million outstanding principal amount of the company’s 5.250% senior notes due 2023 and the $500.0 million outstanding principal amount of the company’s 5.500% senior notes due 2024. We recorded expenses related to premiums, write off of unamortized debt issuance costs, and other expenses of approximately $22.8 million, which are reflected in other expenses in the consolidated statements of income for the second quarter and first nine months 2020.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver, and matures in December 2024. Subject to certain conditions, we have the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on property. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At September 30, 2020, we had $1.2 billion of availability on the Revolver, $12.1 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At September 30, 2020, our interest coverage ratio and debt to capitalization ratio were 9.22:1.00 and 0.39:1.00, respectively. We were, therefore, in compliance with these covenants at September 30, 2020, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $849.1 million in the first nine months of 2020 compared to $987.2 million in the comparable 2019 period. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) decreased $182.1 million (21%), to $1.4 billion at September 30, 2020, due primarily to decreased inventory and increased accounts payable, generating operating cash flows during the first nine months of 2020.

Capital Investments. During the first nine months of 2020, we invested $854.9 million in property, plant and equipment, primarily within our steel operations segment, compared with $293.7 million invested during the same period in 2019. The increase in the first nine months of 2020 versus the same period in 2019 relates to our new flat roll steel mill under construction in Sinton, Texas. We entered 2020 with sufficient liquidity of $2.8 billion to provide for our planned 2020 capital requirements, including those necessary to construct the Sinton steel mill. For the fourth quarter of 2020, we are planning for capital investments to be roughly $400 million, of which the new flat roll steel mill in Sinton, Texas, represents approximately $360 million.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 4% to $0.25 per share in the first quarter 2020 (from $0.24 per share in 2019), resulting in declared cash dividends of $157.8 million during the first nine months of 2020, compared to $158.0 million during the same period in 2019. The slight decrease in declared cash dividends period over period, after the 4% increase in dividend per share, was due to stock repurchases which took place throughout 2019 and into the first quarter of 2020, reducing our common stock shares outstanding. We paid cash dividends of $156.7 million and $148.5 million during the first nine months of 2020 and 2019, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. In August 2018, our board of directors authorized a share repurchase program of up to $750 million of our common stock. In February 2020, our board authorized an additional share repurchase program of up to $500 million. Under the share repurchase programs, purchases will take place, as and when, we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. We acquired 4.4 million shares of our common stock for $106.5 million in the first nine months of 2020, all within the first quarter, fully expending the remaining purchases available under the 2018 program, leaving $444.0 million remaining available to purchase under the 2020 program.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, water, natural gas and its transportation services, fuel, air products, zinc, and electrodes. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of generally up to 5 years for physical commodity requirements and commodity transportation requirements, with some extending beyond, and for up to 13 remaining years for air products. We utilized such “take or pay” requirements during the past three years under these contracts, except for certain air products at our idle Minnesota ironmaking operations. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process, other than certain air products related to our Minnesota ironmaking operations while idle. We also purchase electricity consumed at our Butler Flat Roll Division pursuant to a contract which extends through December 2022, which establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At September 30, 2020, we had a cumulative unrealized loss associated with these financial contracts of $1.5 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, for which a total of $485,000 is recorded in our financial statements as of September 30, 2020.

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

We have been identified by governmental authorities as a critical infrastructure industry and have been deemed an essential business in all of the states in which we operate. This has permitted us to continue to advance our commitment to our customers and meet their demand by operating our business consistent with federal guidelines and state and local orders, including social distancing guidelines. Our teams are our most valued priority, and we have implemented numerous process and procedural initiatives to ensure the health and safety of our people, their families and our communities. We have adjusted schedules to support social distancing, provided additional and more frequent sanitizing applications, provided additional protective measures, and many other items. These health and safety initiatives have not and are not expected to have a material effect on our operations, but further required limitations and restrictions could adversely affect our results of operations.

Additionally, while we have not currently curtailed our operations, a prolonged COVID-19 pandemic or resurgence or further spread of the virus could further materially reduce demand for our products and thus, reduce the productivity of our operations and have a negative impact on our business, results of operations, financial condition and cash flows. Certain of our suppliers and customers, such as those in the automotive, energy and related industries, have experienced temporary shutdowns or significant demand reductions, adversely affecting our operations. Further reduced demand for our products or raw material supply availability due to shutdowns or slowdowns in businesses could further adversely affect our volumes and margins, results of operations, financial condition and cash flows. Prolonged shutdowns of critical equipment suppliers, or their suppliers, to our planned capital improvements, including our under construction Sinton, Texas Flat Roll Steel Mill expected to commence operations mid-year 2021, could, if they were to occur, cause our planned expansions to be delayed. The COVID-19 pandemic has also caused volatility in the financial and capital markets, which has adversely affected our stock price and may adversely affect our ability to access and the costs associated with accessing the debt or equity capital markets, which could adversely affect our liquidity, which as of September 30, 2020 was approximately $2.5 billion, consisting of approximately $1.3 billion in cash and cash equivalents and $1.2 billion in availability under our undrawn credit facility.

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

None.

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

Instruments Defining the Rights of Security Holders, Including Indentures

4.38

Third Supplemental Indenture, dated as of October 9, 2020, relating to our issuance of $350 million 1.650% Notes due 2027, and $400 million 3.250% Notes due 2050, between Steel Dynamics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.2 to our Form 8-K filed October 9, 2020.

4.39	Form of 1.650% Notes due 2027 (included in Exhibit 4.38), incorporated herein by reference from Exhibit 4.3 to our Form 8-K filed October 9, 2020.

4.40	Form of 3.250% Notes due 2050 (included in Exhibit 4.38), incorporated herein by reference from Exhibit 4.4 to our Form 8-K filed October 9, 2020.

XBRL Documents

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Presentation Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2020

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)